Form 10-K
period 1999-12-25
CHARLES RIVER LABORATORIES HOLDINGS INC
filed 2000-05-08
CIK 1100682

                                  UNITED STATES
                       SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 -----------------------------------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED: DECEMBER 25, 1999, COMMISSION FILE NO. 333-92383

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
             (Exact Name of Registrant as specified in its Charter)

       DELAWARE                                          06-1397316
(State of Incorporation)                    (I.R.S. Employer Identification No.)

            251 BALLARDVALE STREET, WILMINGTON, MASSACHUSETTS 01887
              (Address of Principal Executive Offices) (Zip Code)

                                  978-658-6000
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

   PURSUANT TO RULE 15d-2 UNDER THE SECURITIES ACT OF 1933, THIS REPORT ONLY
      CONTAINS FINANCIAL STATEMENTS FOR THE YEAR ENDING DECEMBER 25, 1999.

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months) or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days. Yes   X   No
                  ----     ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

State Issuer's revenues for its most recent fiscal year:  $219,276,000

The aggregate market value of voting stock held by non-affiliates of the Issuer on December 25, 1999 was $0

The number of shares outstanding of the Issuer's only class of common stock on December 25, 1999 was 10,285,715

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                     FISCAL YEAR 1999 FORM 10K ANNUAL REPORT


                                TABLE OF CONTENTS

Part II

                                                                    PAGE
                                                                    ----
     Item 8. Financial Statements ...............................


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                              PAGE
                                                                              ----
Financial Statements:
    Report of Independent Accountants......................................     4
    Consolidated Statements of Income......................................     5
    Consolidated Balance Sheets............................................     6
    Consolidated Statements of Cash Flows..................................     7
    Consolidated Statements of Changes in Shareholders' Equity.............     8
    Notes to Consolidated Financial Statements.............................     9

    Financial Statement Schedules:
         I - Condensed Parent Company Financial Information................    10
        II - Valuation and Qualifying Accounts.............................    11


                 See Notes to Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Charles River Laboratories Holdings, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Charles River Laboratories Holdings, Inc. and its subsidiaries (the "Company") at December 25, 1999 and December 26, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Boston, Massachusetts

March 29, 2000


                 See Notes to Consolidated Financial Statements

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                                                      FISCAL YEAR ENDED
                                                                        -----------------------------------------------
                                                                        DECEMBER 27,      DECEMBER 26,      DECEMBER 25,
                                                                           1997              1998              1999
                                                                        -----------       -----------       -----------
Net sales related to products....................................          $156,800          $169,377          $180,269
Net sales related to services....................................            13,913            23,924            39,007
                                                                           --------          --------          --------
Total net sales..................................................           170,713           193,301           219,276
Costs and expenses
   Cost of products sold.........................................           102,980           107,146           108,928
   Cost of services provided.....................................             8,480            15,401            25,664
   Selling, general and administrative...........................            30,451            34,142            39,765
   Amortization of goodwill and intangibles......................               834             1,287             1,956
   Restructuring charges.........................................             5,892                --                --
                                                                           --------          --------          --------
Operating income.................................................            22,076            35,325            42,963
Other income (expense)
   Interest income...............................................               865               986               536
   Other income and expense......................................                --                --                89
   Interest expense..............................................             (501)             (421)          (12,789)
   Loss from foreign currency, net...............................             (221)              (58)             (136)
                                                                           --------          --------          --------
Income before income taxes, minority interests and earnings from             22,219            35,832            30,663
   equity investments............................................
Provision for income taxes.......................................             8,499            14,123            15,561
                                                                           --------          --------          --------
Income before minority interests and earnings from equity                    13,720            21,709            15,102
  investments...................................................
Minority interests...............................................              (10)              (10)              (22)
Earnings from equity investment..................................             1,630             1,679             2,044
                                                                           --------          --------          --------
Net income.......................................................          $ 15,340          $ 23,378          $ 17,124
                                                                           ========          ========          ========
Earnings per common share
Basic and Diluted................................................          $   1.49          $   2.27          $   1.66

Weighted average number of common shares outstanding
Basic and Diluted................................................        10,285,715        10,285,715        10,285,715




                See Notes to Consolidated Financial Statements.

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)


                                                                                      DECEMBER 26,     DECEMBER 25,
                                                                                          1998             1999
                                                                                     ---------------  ----------------
ASSETS
   Current assets
      Cash and cash equivalents..................................................    $     24,811     $     15,010
      Trade receivables, less allowances of $898 and $978, respectively..........          32,466           36,293
      Inventories................................................................          30,731           30,534
      Deferred tax asset.........................................................           5,432              632
      Due from affiliates........................................................             982            1,233
      Other current assets.......................................................           2,792            6,371
                                                                                     ---------------  ----------------
        Total current assets.....................................................          97,214           90,073
   Property, plant and equipment, net............................................          82,690           85,413
   Goodwill and other intangibles, less accumulated amortization of $5,591 and
      $7,220, respectively.......................................................          17,705           36,958
   Investments in affiliates.....................................................          18,470           21,722
   Deferred tax asset............................................................           5,787          101,560
   Deferred financing costs......................................................              --           14,015
   Other assets..................................................................          12,388           13,315
                                                                                     ===============  ================
        Total assets.............................................................    $    234,254     $    363,056
                                                                                     ===============  ================
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
      Current portion of long-term debt..........................................    $        202     $      3,290
      Current portion of capital lease obligations...............................             188              253
      Accounts payable...........................................................          11,615            9,291
      Accrued compensation.......................................................           9,972           10,792
      Accrued ESLIRP.............................................................           7,747            8,315
      Deferred income............................................................           3,419            7,643
      Accrued liabilities........................................................          14,862           18,479
      Accrued interest...........................................................              53            8,935
      Accrued income taxes.......................................................          14,329            2,738
                                                                                     ---------------  ----------------
        Total current liabilities................................................          62,387           69,736
   Long-term debt................................................................             248          381,706
   Deferred tax liability........................................................             836            4,990
   Capital lease obligations.....................................................             944              795
   Other long-term liabilities...................................................           1,274            2,469
                                                                                     ---------------  ----------------
        Total liabilities........................................................          65,689          459,696
                                                                                     ---------------  ----------------
   Commitments and contingencies (Note 13)
   Minority interests............................................................             306              304
   Redeemable common stock.......................................................              --           13,198
   Shareholders' equity
      Common stock (Note 5)......................................................               1              103
      Capital in excess of par value.............................................          17,836          207,035
      Retained earnings..........................................................         156,108         (307,351)
      Loans to officers..........................................................              --             (920)
      Accumulated other comprehensive income.....................................          (5,686)          (9,009)
                                                                                     ---------------  ----------------
        Total shareholders' equity...............................................         168,259         (110,142)
                                                                                     ===============  ================
        Total liabilities and shareholders' equity...............................    $    234,254     $    363,056
                                                                                     ===============  ================


                See Notes to Consolidated Financial Statements.

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    (DOLLARS IN THOUSANDS) FISCAL YEAR ENDED


                                                                                               FISCAL YEAR ENDED
                                                                                     -------------------------------------------
                                                                                      DECEMBER 27,   DECEMBER 26,   DECEMBER 25,
                                                                                          1997           1998            1999
                                                                                     --------------  ------------   ------------
   CASH FLOWS RELATING TO OPERATING ACTIVITIES
     Net income.................................................................     $     15,340    $ 23,378       $  17,124
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization.........................................           9,703       10,895          12,318
          Amortization of debt issuance costs and discounts....................               --           --             681
          Accretion of debenture and discount note..............................              --           --           2,644
          Provision for doubtful accounts.......................................             166          181             148
          Earnings from equity investments......................................          (1,630)      (1,679)         (2,044)
          Minority interests....................................................              10           10              22
          Deferred income taxes.................................................          (1,363)      (3,133)          8,625
          Stock compensation expense............................................              84          333             124
          Gain on sale of property, plant, and equipment.......................               --           --          (1,441)
          Property, plant and equipment write downs and disposals...............             822           --           1,803
          Other non-cash items..................................................              --           --             486
     Changes in assets and liabilities:
          Trade receivables.....................................................          (2,232)      (1,712)         (3,333)
          Inventories...........................................................          (1,917)      (1,250)            133
          Due from affiliates...................................................            (462)         538            (251)
          Other current assets..................................................             165         (241)         (2,911)
          Other assets..........................................................           1,251       (4,309)         (1,943)
          Accounts payable......................................................             594        2,853          (2,374)
          Accrued compensation..................................................             674        2,090             868
          Accrued ESLIRP........................................................             499          821             570
          Deferred income.......................................................             105        1,278           4,223
          Accrued interest......................................................              --           --           8,930
          Accrued liabilities...................................................           3,163        2,351           3,111
          Accrued income taxes..................................................            (500)       5,605         (11,264)
          Other long-term liabilities...........................................            (148)        (629)          1,319
                                                                                          ------      -------          ------
               Net cash provided by operating activities........................          24,324       37,380          37,568
                                                                                          ------      -------          ------
     CASH FLOWS RELATING TO INVESTING ACTIVITIES
          Proceeds from sale of property, plant, and equipment..................              --           --           1,860
          Dividends received from equity investments............................             773          681             815
          Capital expenditures..................................................         (11,872)     (11,909)        (12,951)
          Contingent payments for prior year acquisitions.......................            (640)        (681)           (841)
          Acquisition of businesses net of cash acquired........................          (1,207)     (11,121)        (23,051)
                                                                                          ------      -------          ------
               Net cash used in investing activities............................         (12,946)     (23,030)        (34,168)
                                                                                          ------      -------          ------
     CASH FLOWS RELATING TO FINANCING ACTIVITIES
          Loans to officers.....................................................              --           --            (920)
          Payments of deferred financing costs..................................              --           --         (14,442)
          Proceeds from long-term debt..........................................             281          199         339,007
          Payments on long-term debt............................................            (119)      (1,247)           (252)
          Payments on capital lease obligations.................................            (346)         (48)           (307)
          Net activity with Bausch & Lomb.......................................         (12,755)      (6,922)        (29,415)
          Transaction costs.....................................................              --           --          (8,168)
          Proceeds from issuance of warrants....................................              --           --          10,606
          Proceeds from issuance of common stock................................              --           --          92,387
          Recapitalization consideration........................................              --           --        (400,000)
                                                                                          ------      -------          ------
               Net cash used in financing activities............................         (12,939)      (8,018)        (11,504)
                                                                                          ------      -------          ------
   Effect of exchange rate changes on cash and cash equivalents.................            (181)         564          (1,697)
   Net change in cash and cash equivalents......................................          (1,742)       6,896          (9,801)
                                                                                          ------      -------          ------
   Cash and cash equivalents, beginning of year                                           19,657       17,915          24,811
                                                                                          ------      -------          ------
   CASH AND CASH EQUIVALENTS, END OF YEAR.......................................        $ 17,915     $ 24,811        $ 15,010
                                                                                        ========     ========        ========
   SUPPLEMENTAL CASH FLOW INFORMATION
          Cash paid for taxes...................................................        $  4,254     $  4,681        $  4,656
          Cash paid for interest................................................             287          177             538


                See Notes to Consolidated Financial Statements.

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)


                                                                             ACCUMULATED
                                                                                OTHER                        CAPITAL
                                                              RETAINED      COMPREHENSIVE       COMMON      IN EXCESS   LOANS TO
                                                   TOTAL      EARNINGS          INCOME          STOCK        OF PAR     OFFICERS
                                                --------------------------------------------------------------------------------
BALANCE AT DECEMBER 28, 1996                    $  154,133   $  137,067      $    (771)    $     1    $   17,836   $        0
    Components of comprehensive income:
      Net income..............................      15,340       15,340             --          --            --           --
      Foreign currency translation............      (6,844)          --         (6,844)         --            --           --
      Minimum pension liability adjustment....        (510)          --           (510)         --            --           --
                                                ----------
        Total comprehensive income............       7,986           --             --          --            --           --
   Net activity with Bausch & Lomb............     (12,755)     (12,755)            --          --            --           --
                                                ----------   ----------      ---------     ----------   --------      ---------
BALANCE AT DECEMBER 27, 1997..................  $  149,364   $  139,652      $  (8,125)     $    1      $ 17,836      $     0
   Components of comprehensive income:
      Net income..............................      23,378       23,378             --          --            --           --
      Foreign currency translation............       2,839           --          2,839          --            --           --
      Minimum pension liability adjustment....        (400)          --           (400)         --            --           --
                                                ----------
        Total comprehensive income............      25,817           --             --          --            --           --
   Net activity with Bausch & Lomb............      (6,922)      (6,922)            --          --            --           --
                                                ----------   ----------      ---------     ----------   --------      ---------
BALANCE AT DECEMBER 26, 1998..................  $  168,259   $  156,108      $  (5,686)     $    1     $  17,836      $     0
   Components of comprehensive income:
      Net income..............................      17,124       17,124             --          --            --           --
      Foreign currency translation............      (3,437)          --         (3,437)         --            --           --
      Minimum pension liability adjustment....         114           --            114          --            --           --
                                                ----------
        Total comprehensive income............      13,801           --             --          --            --           --
   Net activity with Bausch & Lomb............     (29,415)     (29,415)            --          --            --           --
   Loans to officers..........................        (920)          --             --          --            --         (920)
   Transaction costs..........................      (8,168)      (8,168)            --          --            --           --
   Deferred tax asset.........................      99,506           --             --          --        99,506           --
   Issuance of common stock...................      92,387           --             --         102        92,285           --
   Recapitalization consideration.............    (443,000)    (443,000)            --          --            --           --
   Redeemable common stock classified
   outside of equity..........................     (13,198)          --             --          --       (13,198)          --
   Warrants...................................      10,606           --             --          --        10,606           --
                                                ----------   ----------      ---------     --------    ---------   ----------
 BALANCE AT DECEMBER 25, 1999.................  $ (110,142)  $ (307,351)     $  (9,009)     $  103     $ 207,035   $     (920)
                                                ==========   ==========      =========     ========    =========   ==========

                See Notes to Consolidated Financial Statements.

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     Charles River Laboratories Holdings, Inc. (together with its subsidiaries, the "Company") is a holding company with no operations or assets other than its ownership of 100% of the outstanding common stock of Charles River Laboratories, Inc. For the periods presented in these consolidated financial statements that are prior to September 29, 1999, Charles River Laboratories Holdings, Inc. and Charles River Laboratories, Inc. were 100% owned by Bausch & Lomb Incorporated ("B&L"). The assets, liabilities, operations and cash flows relating to Charles River Laboratories, Inc. and its subsidiaries were held by B&L and certain of its affiliated entities. As more fully described in Note 2, effective September 29, 1999, pursuant to a recapitalization agreement all such assets, liabilities and operations were contributed to an existing dormant subsidiary which was subsequently renamed Charles River Laboratories, Inc. Under the terms of the recapitalization, Charles River Laboratories, Inc. became a wholly owned subsidiary of Charles River Laboratories Holdings, Inc. These financial statements include all such assets, liabilities, results of operations and cash flows on a combined basis for all periods prior to September 29, 1999 and on a consolidated basis thereafter.

     DESCRIPTION OF BUSINESS

     The Company is a leading provider of critical research tools and integrated support services that enable innovative and efficient drug discovery and development. The Company's fiscal year is the twelve-month period ending the last Saturday in December.

     PRINCIPLES OF CONSOLIDATION

     The financial statements include all majority-owned subsidiaries. Intercompany accounts, transactions and profits are eliminated. Affiliated companies over which the Company does not have the ability to exercise control are accounted for using the equity method (Note 11).

     USE OF ESTIMATES

     The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management with consideration given to materiality. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     Cash equivalents include time deposits and highly liquid investments with remaining maturities at the purchase date of three months or less.

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Costs for primates are accumulated in inventory until the primates are sold or declared breeders.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, including improvements that significantly add to productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed as incurred. Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: buildings, 20 to 40 years; machinery and equipment, 2 to 20 years; and leasehold improvements, shorter of estimated useful life or the lease periods.

     INTANGIBLE ASSETS

     Intangible assets are amortized on a straight-line basis over periods ranging from 5 to 20 years. Intangible assets consist primarily of goodwill and customer lists.

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

     OTHER ASSETS

     Other assets consist primarily of the cash surrender value of life insurance policies and the net value of primate breeders. Primate breeders are amortized over 20 years on a straight line basis. Total amortization expense for primate breeders was $348, $323 and $300 for 1997, 1998 and 1999, respectively, and is included in costs of products sold.

     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates long-lived assets and intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposal are less than its carrying amount. In such instances, the carrying value of long-lived assets is reduced to the estimated fair value, as determined using an appraisal or discounted cash flow analysis, as appropriate.

     STOCK-BASED COMPENSATION PLANS

     As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), the Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25).

    REVENUE RECOGNITION

    Revenues are recognized when products are shipped or as services are performed. Deferred income represents cash received from customers in advance of product shipment or performance of services.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of the Company's significant financial instruments, which include accounts receivable and debt, approximated their fair values at December 26, 1998 and December 25, 1999.

    INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). The asset and liability approach underlying FAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the Company's assets and liabilities.

    FOREIGN CURRENCY TRANSLATION

     In accordance with the Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," the financial statements of all non-U.S. subsidiaries are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and shareholders' equity at historical exchange rates. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income in the accompanying balance sheet.

    CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables from customers within the pharmaceutical and biomedical industries. As these industries have experienced significant growth and its customers are predominantly well-established and viable, the Company believes its exposure to credit risk to be minimal.

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

    COMPREHENSIVE INCOME

    The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (FAS 130) at the beginning of 1998. As it relates to the Company, comprehensive income is defined as net income plus the sum of currency translation adjustments and the change in minimum pension liability (collectively, other comprehensive income), and is presented in the Combined Statement of Changes in Shareholders' Equity.

    SEGMENT REPORTING

     During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131), which requires financial and descriptive information about an enterprise's reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in two business segments, research models and biomedical products and services.

    EARNINGS PER SHARE

    Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by adjusting the weighted average number of common shares outstanding to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued (Note 4).

     RECLASSIFICATIONS

     Certain amounts in prior year financial statements and related notes have been reclassified to conform with current year presentation.

2. RECAPITALIZATION AND RELATED FINANCING

     On September 29, 1999 CRL Acquisition LLC, an affiliate of DLJ Merchant Banking Partners II, L.P. and affiliated funds (the "DLJMB Funds"), consummated a transaction in which it acquired 87.5% of the common stock of Charles River Laboratories, Inc. from B&L for approximately $443 million. This transaction was effected through Charles River Laboratories Holdings, Inc. and was accounted for as a leveraged recapitalization, which had no affect on the historical basis of assets and liabilities. The transaction did, however, affect the capital structure of the Company as further described below. In addition, concurrent with the transaction, and more fully described in Note 3, the Company purchased all of the outstanding shares of common stock of SBI Holdings, Inc. ("Sierra"), a preclinical biomedical services company, for $23.3 million.

     The recapitalization transaction (the "recapitalization") and related fees and expenses were funded as follows:

     - issuance of 150,000 units, each consisting of a $1,000 principal amount of a 13.5% senior subordinated note and one warrant to purchase
          3.942 shares of common stock of the Company;

     -    borrowings of $162.0 million under a senior secured credit facility;

     -    an equity investment of $92.4 million;

     -    issuance of $37.6 million senior discount debentures with warrants;
          and

     -    issuance of a $43.0 million subordinated discount note to B&L.

     The Company incurred approximately $14,442 in debt issuance costs related to these transactions. These costs have been capitalized as long-term assets and are being amortized over the terms of the indebtedness. Amortization expense of $426 was recorded in the accompanying combined financial statements for the year ended December 25, 1999. In addition, the Company also incurred transaction costs of $8,168, which were recorded as an adjustment to retained earnings.

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

     Subsidiaries of B&L retained 12.5% of their equity investment in the Company in the recapitalization. The Company estimated the fair value attributable to this equity to be $13,198 which has been reclassified from additional paid in capital to the mezzanine section of the balance sheet due to the existence of a put option held by subsidiaries of B&L. The redemption price of the stock over which the put option is held is the fair market value at the time of redemption.

RECONCILIATION OF RECAPITALIZATION TRANSACTION

     The funding to consummate the recapitalization transactions was as follows:


Funding:
Available cash...........................................................        $    4,886
Senior subordinated notes with warrants.................................            150,000
Senior secured credit facility..........................................            162,000
Senior discount debentures with warrants ................................            37,600
DLJMB funds management and other investor equity.........................            92,387
                                                                                 ----------
     Total cash funding..................................................           446,873
                                                                                          -
Subordinated discount note...............................................            43,000
Equity retained by subsidiaries of Bausch & Lomb.........................            13,198
                                                                                 ----------
     Total funding.......................................................        $  503,071
                                                                                 ==========

Uses of funds:
Recapitalization consideration...........................................        $  443,000
Equity retained by subsidiaries of Bausch & Lomb.........................            13,198
Cash consideration for Sierra acquisition (Note 3).......................            23,343
Debt issuance costs......................................................            14,442
Transaction costs........................................................             8,168
Loans to officers........................................................               920
                                                                                 ----------
     Total uses of funds.................................................        $  503,071
                                                                                 ==========


                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

SENIOR SUBORDINATED NOTES AND WARRANTS

     The Company issued 150,000 units, each comprised of a $1,000 senior subordinated note and a warrant to purchase 3.942 shares of common stock of Charles River Laboratories Holdings, Inc. for total proceeds of $150,000. The Company estimated the fair value of the warrants to be $2,128 and allocated the $150,000 offering proceeds between the senior subordinated notes ($147,872) and the warrants ($2,128). The discount on the senior subordinated notes is being amortized over the life of the notes and amounted to $53 in 1999. The portion of the proceeds allocated to the warrants is reflected as capital in excess of par in the accompanying consolidated financial statements. Each warrant entitles the holder, subject to certain conditions, to purchase 3.942 shares of common stock of Charles River Laboratories Holdings, Inc. at an exercise price of $10.00 per share of common stock, subject to adjustment under some circumstances. Upon exercise, the holders of warrants would be entitled to purchase 591,366 shares of common stock of Charles River Laboratories Holdings, Inc. representing approximately 4.6% of the outstanding shares of stock of Charles River Laboratories Holdings, Inc., on a fully diluted basis as of December 25, 1999. The warrants will be exercisable on or after October 1, 2001 and will expire on October 1, 2009.

     The senior subordinated notes will mature on October 1, 2009. The senior subordinated notes are not redeemable prior to October 1, 2004 other than in connection with a public offering of the common stock of Charles River Laboratories Holdings, Inc. Thereafter, the senior subordinated notes will be subject to redemption at any time at the option of the issuer at redemption prices set forth in the senior subordinated notes. Interest on the senior subordinated notes will accrue at the rate of 13.5% per annum and will be payable semi-annually in arrears on October 1 and April 1 of each year, commencing on April 1, 2000. The payment of principal and interest on the senior subordinated notes are subordinated in right to the prior payment of all Senior Debt.

     Upon the occurrence of a change in control, the Company will be obligated to make an offer to each holder of the senior subordinated notes to repurchase all or any part of such holder's senior subordinated notes at an offer price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest. Restrictions under the senior subordinated notes include certain sales of assets, certain payments of dividends and incurrence of debt, and limitations on certain mergers and transactions with affiliates. The Company is also required to maintain compliance with certain covenants with respect to the notes.

SENIOR SECURED CREDIT FACILITY

     The senior secured credit facility includes a $40,000 term loan A facility, a $120,000 term loan B facility and a $30,000 revolving credit facility. The term loan A facility will mature on October 1, 2005, the term loan B facility will mature on October 1, 2007, and the revolving credit facility will mature on October 1, 2005. Interest on the term loan A and revolving credit facility will accrue at either a base rate plus 1.75% or LIBOR plus 3.0%, at the Company's option (9.08% at December 25, 1999). Interest on the term loan B accrues at either a base rate plus 2.50% or LIBOR plus 3.75% (9.83% at December 25, 1999). Interest will be paid quarterly in arrears commencing on December 30, 1999. At December 25, 1999, the Company had $2,000 of outstanding borrowings on its revolving credit facility. A commitment fee in an amount equal to 0.50% per annum on the daily average unused portion of the revolving credit facility will be paid quarterly in arrears. The credit facility requires the Company to remain in compliance with certain financial ratios as well as other restrictive covenants. Compliance with these ratios and covenants is not required until the quarter ended March 25, 2000.

     The Company had certain insignificant foreign borrowings outstanding at December 25, 1999, amounting to $90.

OTHER FINANCING

     The Company issued senior discount debentures with other warrants (the "DLJMB Warrants") to the DLJMB Funds and other investors for $37,600. The Company has estimated the fair value of the warrants to be $8,478 and allocated the $37,600 in proceeds between the discount debentures ($29,122) and the warrants ($8,478). The senior discount debentures accrete interest from their original issue price of $37,600 to $82,300 on October 1, 2004. Thereafter, interest is payable in cash. The senior discount debentures mature on April 1, 2010. The

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

discount on the senior discount debentures is being amortized over the life of the debentures and amounted to $202 in 1999. The senior discount debentures contain covenants and events of default substantially similar to those contained in the Notes. The portion of the proceeds allocated to the DLJMB Warrants is reflected as capital in excess of par in the accompanying consolidated financial statements. Each of the 950,240 DLJMB warrants will entitle the holders thereof to purchase one share of common stock of the Company at an exercise price of not less than $0.01 per share subject to customary antidilution provisions and other customary terms. The DLJMB Warrants will be exercisable at any time through April 1, 2010.

     The $43,000 subordinated discount notes issued by the Company accrete at a rate of 12% prior to October 1, 2004 and thereafter at 15% to an aggregate principal amount of $175,300 at maturity on October 1, 2010. The subordinated discount notes are subject to mandatory redemption upon a change in control at the option of the holder and are subject to redemption at the Company's option at any time.

     As previously discussed, Charles River Laboratories Holdings, Inc. is a holding company with no operations or operational assets other than its ownership of 100% of Charles River Laboratories Inc.'s outstanding common stock. Charles River Laboratories, Inc. neither guarantees nor pledges its assets as collateral for the senior discount debentures or the subordinated discount note, which the Charles River Laboratories Holdings, Inc. issued. Charles River Laboratories Holdings, Inc. has no source of liquidity to meet its cash requirements. As such, repayment of the obligations as outlined above will be dependent upon either dividends from Charles River Laboratories, Inc., which are restricted by terms contained in the indenture governing the senior subordinated notes and the new senior secured credit facility, or through a refinancing or equity transaction.

MINIMUM FUTURE PRINCIPAL REPAYMENTS

     Minimum future principal payments of long-term debt at December 25, 1999 are as follows:


FISCAL YEAR
2000.................................................................     $  3,290
2001.................................................................        3,200
2002.................................................................        5,200
2003.................................................................        9,200
2004.................................................................        1,200
Thereafter...........................................................      362,906
                                                                          --------
Total................................................................     $384,996
                                                                          --------

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

3. BUSINESS ACQUISITIONS

     The Company acquired several businesses during the three-year period ended December 25, 1999. All acquisitions have been accounted for under the purchase method of accounting. The results of operations of the acquired businesses are included in the consolidated financial statements from the date of acquisition.

     On September 29, 1999, the Company acquired 100% of the outstanding stock of Sierra, a pre-clinical biomedical services company, for approximately $23,300 of which $6,000 was used to repay existing debt. The estimated fair value of assets acquired and liabilities assumed relating to the Sierra acquisition are summarized below:



ALLOCATION OF PURCHASE PRICE:
Net current assets (including cash of $292)...............................                   $  1,807
Property, plant and equipment.............................................                      5,198
Other non-current assets..................................................                        254
Intangible assets:
       Customer list......................................................       11,491
       Work force.........................................................        2,941
       Other identifiable intangibles.....................................        1,251
       Goodwill...........................................................          852        16,535
                                                                                -------      --------
                                                                                               23,794
Less long-term liabilities assumed........................................                        451
                                                                                             --------
                                                                                             $ 23,343
                                                                                             --------
                                                                                             --------


     Goodwill and other intangibles related to the Sierra acquisition are being amortized on a straight-line basis over their established lives, which range from 5 to 15 years. As the transaction was effected through the acquisition of the stock of Sierra, the historical tax basis of Sierra continues and a deferred tax liability and offsetting goodwill of $4,374 has been recorded.

     In conjunction with the Sierra acquisition, the Company has agreed to pay additional consideration of up to $2,000 if Sierra achieves specified financial targets by December 31, 2000. This additional consideration, if any, will be recorded as additional goodwill at the time the contingency is resolved. Also, as part of the acquisition, the Company has agreed to pay up to $10,000 in performance-based bonus payments if specified financial objectives are reached over the next five years. At the time these contingencies become probable, the bonuses, if any, will be recorded as compensation expense. In addition, the Company has entered into employment agreements with certain key scientific and management personnel of Sierra that contain retention and non-competition payments totaling $3,000 to be paid upon their continuing employment with the Company at December 31, 1999 and June 30, 2001. The Company has recorded compensation expense of $1,435 in the accompanying consolidated financial statements relating to the first payment which was made on December 31, 1999. The remaining $1,565 will be expensed ratably through June 30, 2001 as such amounts are earned.

     On March 30, 1998, the Company acquired 100% of the outstanding stock of Tektagen, Inc. for $8,000 and assumed debt equal to approximately $850. Tektagen, Inc. provides quality control testing and consulting services to the biotechnology and pharmaceutical industries. The purchase price exceeded the fair value of the net assets acquired by approximately $6,600, which is being amortized on a straight line basis over 15 years. In addition, during 1998 the Company acquired an additional biomedical service business and one research model business; the impact of each is considered immaterial to the Company's financial statements taken as a whole.

     The following selected unaudited pro forma consolidated results of operations are presented as if each of the acquisitions had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments for the amortization of goodwill and related income tax effects. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the companies operated as one during the period. No effect has been given for synergies, if any, that may have been realized through the acquisitions.

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)


                                                                      FISCAL YEAR ENDED
                                                     ----------------------------------------------------
                                                       DECEMBER 27,     DECEMBER 26,      DECEMBER 25,
                                                           1997             1998              1999
                                                     --------------   ---------------   -----------------
Net sales.........................................       $179,513          $216,853             $235,310
Operating income..................................         21,830            36,233               42,589
Net income........................................         15,018            23,451               16,796
Basic and diluted earnings per share..............          $1.46             $2.29                $1.63


     Refer to Note 4 for the basis of determing the weighted average number of outstanding common shares for purposes of computing the proforma earnings per share disclosed above.

     In addition, during 1997, 1998 and 1999, the Company made contingent payments of $640 and $681, and $841 respectively, to the former owners of acquired businesses in connection with an additional purchase price commitment.

4.   EARNINGS PER SHARE

     As more fully described under the Basis of Presentation section of Note 1, the accompanying consolidated financial statements include the combined capital structure of Charles River Laboratories Holdings, Inc. and Charles River Laboratories, Inc. for the years ended December 27, 1997 and December 26, 1998 and for the period ended September 29, 1999, which was significantly different than the capital structure of the Company after the recapitalization transaction. Further, these historical financial statements include operations of certain B&L entities that were contributed to Charles River Laboratories, Inc. as part of the recapitalization and which were not historically supported by the combined capital structure referred to above. As a result, the presentation of historical earnings per share data determined using the combined historical capital structure for the periods prior to September 29, 1999, the date of the recapitalization, would not be meaningful and has not been included herein. Rather, historical earnings per share have been computed assuming that the shares outstanding after the recapitalization had been outstanding for all periods presented on the basis described below.

     As a result of the recapitalization more fully described in Note 2, the DLJMB Funds, management and other investors indirectly own 87.5% of the capital stock of the Company, and subsidiaries of B&L own the remaining 12.5%. Based upon the amounts invested, shares outstanding of common stock in Charles River Laboratories Holdings, Inc. at the date of the recapitalization totaled 10,285,715. Basic earnings per share was computed by dividing earnings available to common shareholders for each of the years in the three-year period ended December 25, 1999 by the weighted average number of common shares outstanding in the period subsequent to the recapitalization as if such shares had been outstanding for the entire three-year period. Warrants to purchase 1,541,606 shares of common stock were outstanding in the period subsequent to the recapitalization. The weighted average number of common shares outstanding in the period subsequent to the recapitalization has not been adjusted to include these common stock equivalents for purposes of calculating diluted earnings per share as the warrants were issued in connection with the recapitalization financing which are not assumed to be outstanding for purposes of computing earnings per share.

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

5. SHAREHOLDERS' EQUITY

     As more fully described in Note 1, the capital structure of the Company is presented on a combined basis at December 26, 1998 and on a consolidated basis at December 25, 1999. Common stock information at each date is as follows:

DECEMBER 26, 1998



Charles River Laboratories Holdings, Inc., $0.01 par value,
     200,000 shares authorized, 100 shares issued and outstanding.....................           $          --
                                                                                                 -------------
Charles River Laboratories, Inc., $1 par value, 1,000 shares authorized,
     1000 shares issued and outstanding...............................................           $           1
                                                                                                 -------------
                                                                                                 $           1
                                                                                                 =============
DECEMBER 25, 1999

Charles River Laboratories Holdings, Inc., $0.01 par value,
   40,000,000 shares authorized, 10,285,715 shares issued and outstanding.............           $        103
                                                                                                 =============


6. SUPPLEMENTAL BALANCE SHEET INFORMATION

     The composition of inventories is as follows:


                                                                         DECEMBER 26,      DECEMBER 25,
                                                                             1998              1999
                                                                         ------------      -------------
Raw materials and supplies............................................    $     4,932      $       4,196
Work in process.......................................................          1,088              1,608
Finished products.....................................................         24,711             24,730
                                                                          -----------      -------------
     Inventories......................................................     $   30,731      $      30,534
                                                                           ==========      =============

    The composition of property, plant and equipment is as follows:



                                                                         DECEMBER 26,      DECEMBER 25,
                                                                             1998              1999
                                                                        -------------     -------------
Land................................................................... $      7,783      $       7,022
Buildings..............................................................       90,919             90,730
Machinery and equipment................................................       74,876             82,131
Leasehold improvements.................................................        3,063              4,668
Furniture and fixtures.................................................        1,532              1,826
Vehicles...............................................................        3,006              2,689
Construction in progress...............................................        6,176              4,679
                                                                        ------------      -------------
                                                                             187,355            193,745
Less accumulated depreciation..........................................     (104,665)          (108,332)
                                                                         -----------      -------------
   Net property, plant and equipment...................................  $    82,690      $      85,413
                                                                         ===========      =============


     Depreciation and amortization expense for the years ended 1997, 1998, and 1999 was $8,320, $9,168, and $10,062, respectively.

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)


7.   LEASES

CAPITAL LEASES

     The Company has one capital lease for a building and numerous capital leases for equipment. These leases are capitalized using interest rates considered appropriate at the inception of each lease. Assets under capital lease are not significant.

     Capital lease obligations amounted to $1,132 and $1,048 at December 26, 1998 and December 25, 1999, respectively, with maturities through 2003 at interest rates ranging from 9.5% to 15.0%. Future minimum lease payments under capital lease obligations at December 25, 1999 are as follows:


2000......................................................     $   384
2001......................................................         312
2002......................................................         293
2003......................................................         475
                                                               -------
Total minimum lease payments..............................       1,464
Less amount representing interest.........................        (416)
                                                               -------
Present value of net minimum lease payments...............     $ 1,048
                                                               =======


OPERATING LEASES

     The Company has various operating leases for machinery and equipment, automobiles, office equipment, land and office space. Rent expense for all operating leases was $4,453 in 1999, $3,273 in 1998, and $3,111 in 1997. Future minimum payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more consist of the following at December 25, 1999:


2000.....................................................    $ 4,263
2001.....................................................      3,071
2002.....................................................      2,039
2003.....................................................        910
2004.....................................................        696
Thereafter...............................................      1,928
                                                            --------
                                                             $12,907
                                                            --------
                                                            --------



8. INCOME TAXES

     In the fiscal years ended December 27, 1997 and December 26, 1998, and for the nine-month period ended September 29, 1999, the Company was not a separate taxable entity for federal and state income tax purposes and its income for these periods was included in the consolidated B&L income tax returns. The Company accounted for income taxes for these periods under the separate return method in accordance with FAS 109. Under the terms of the recapitalization agreement, B&L has assumed all income tax consequences associated with the periods through September 29, 1999. Accordingly, all current and deferred income tax attributes reflected in the Company's consolidated financial statements on the effective date of the recapitalization will ultimately be settled by B&L. In line with this, the domestic income tax attributes have been included in the net activity with B&L and have been charged off against retained earnings. Foreign subsidiaries are responsible for remitting taxes in their local jurisdictions. All such payments associated with periods prior to September 29, 1999 will ultimately be reimbursed by B&L, and this reimbursement will be recorded as an adjustment to additional paid in capital at the time of such reimbursement.

     In addition, in connection with the recapitalization transaction, CRL Acquisition LLC and B&L made a joint election under Internal Revenue Code
Section 338(h)(10) to treat the transaction as a purchase resulting in a step-up in the tax basis of the underlying assets. The election resulted in the recording of a deferred tax asset, before valuation allowance, of approximately $105,900, representing the estimated future tax benefits associated with the increased tax basis of its assets. In connection with the establishment of the deferred tax asset, the Company

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)


has recorded a valuation allowance of $6,380, primarily related to its realizability with respect to state income taxes. The Company expects to realize the net benefit of the deferred tax asset over a 15 year period. For financial reporting purposes the benefit was treated as a contribution to capital. The Company is in the process of finalizing the tax purchase price allocation. Any increase or decrease in the net deferred tax assets resulting from the final allocation of tax purchase price will be an adjustment to additional paid-in-capital.

     An analysis of the components of income before income taxes and minority interests and the related provision for income taxes is presented below:


                                                                                       FISCAL YEAR ENDED
                                                                         ----------------------------------------------
                                                                         DECEMBER 27,   DECEMBER 26,     DECEMBER 25,
                                                                             1997           1998             1999
                                                                         -------------- --------------   --------------
INCOME BEFORE EQUITY IN EARNINGS OF FOREIGN SUBSIDIARIES, INCOME
   TAXES AND MINORITY INTERESTS
   U.S..............................................................      $  13,497       $  22,364        $   14,608
   Non-U.S..........................................................          8,722          13,468            16,055
                                                                          ---------       ---------        ----------
                                                                          $  22,219       $  35,832        $   30,663
                                                                          =========       =========        ==========
INCOME TAX PROVISION
   Current:
      Federal.......................................................      $   6,202       $   7,730        $    9,522
      Foreign.......................................................          2,528           6,171             6,035
      State and local...............................................          1,397           1,833             1,895
                                                                          ---------       ---------        ----------
        Total current...............................................         10,127          15,734            17,452
                                                                          ---------       ---------        ----------
   Deferred:
      Federal.......................................................      $  (1,867)      $    (597)       $   (2,000)
      Foreign.......................................................            498            (887)               53
      State.........................................................           (259)           (127)               56
                                                                          ---------       ---------        ----------
        Total deferred..............................................         (1,628)         (1,611)           (1,891)
                                                                          ---------       ---------        ----------
                                                                          $   8,499       $  14,123        $   15,561
                                                                          =========       =========        ==========


     Deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws.


                                                                   DECEMBER 26, 1998         DECEMBER 25, 1999
                                                                   -----------------         -----------------
                                                                ASSETS       LIABILITIES   ASSETS    LIABILITIES
                                                                ------       -----------   ------    -----------
Current:
   Inventories............................................   $    827           --      $      --    $       --
   Restructuring accruals.................................      1,006           --             --            --
   Employee benefits and compensation.....................      3,077           --             --            --
   Other accruals.........................................        522           --            632            --
                                                             --------         ----      ---------    ----------
                                                                5,432           --            632            --
                                                             --------         ----      ---------    ----------
Non-current:
   Goodwill and other intangibles.........................         --           --        104,617         4,272
   Net operating loss and credit carryforwards............      2,960           --          2,220            --
   Depreciation and amortization..........................      3,672          836            162            --
   Accrued Interest.......................................         --           --            854            --
   Other..................................................        921           --            844           718
                                                             --------         ----      ---------    ----------
                                                                7,553          836        108,697         4,990
Valuation allowance.......................................     (1,766)          --         (7,137)           --
                                                             --------         ----      ---------    ----------
                                                                5,787          836        101,560         4,990
                                                             --------         ----      ---------    ----------
Total deferred taxes after valuation allowance............    $11,219         $836       $102,192     $   4,990
                                                              =======         ====       ========     =========

     As of December 25, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $4,200 expiring between 2004 and 2019. Additionally, the Company has foreign tax

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)


credit carryforwards of $600 expiring in 2004. The Company has increased its valuation allowance from the $6,380 discussed above to $7,137, primarily related to the realizability of state operating loss carryforwards, foreign tax credits, and certain other deferred tax assets generated in the fourth quarter. The Company has recorded the balance of the net deferred tax asset on the belief that it is more likely than not that it will be realized. This belief is based upon a review of all available evidence, including historical operating results, projections of taxable income, and tax planning strategies.

     Reconciliations of the statutory U.S. federal income tax rate to effective tax rates are as follows:


                                                                         FISCAL YEAR ENDED
                                                        -------------------------------------------------------
                                                         DECEMBER 27,        DECEMBER 26,       DECEMBER 25,
                                                             1997                1998               1999
                                                        ---------------     ---------------    ----------------
Tax at statutory U.S. tax rate.....................         35.0%                35.0%               35.0%
Foreign tax rate differences.......................         (0.1)                 1.6                 7.4
Non-deductible goodwill amortization...............          0.4                  0.6                 0.5
State income taxes,  net of federal tax benefit....          3.3                  3.1                 3.6
Change in valuation allowance......................           --                   --                 2.4
Other..............................................         (0.4)                (0.8)                1.8
                                                            ----                -----               -----
                                                            38.2%                39.5%               50.7%
                                                            ====                =====               =====


     During the year ended December 25, 1999, substantially all of the accumulated earnings of the Company's foreign subsidiaries through September 29, 1999 were repatriated to the United States to B&L in connection with the recapitalization transaction. Accordingly, a provision for U.S. federal and state income taxes, net of foreign tax credits, has been provided on such earnings in the year ended December 25, 1999. In addition, for periods subsequent to September 29, 1999, the Company elected to treat certain foreign subsidiaries in Germany and the United Kingdom as disregarded entities for U.S. federal and state income tax purpose and, accordingly, is providing for U.S. federal and state income taxes on such earnings. The Company's other foreign subsidiaries have accumulated earnings subsequent to September 29, 1999. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. taxes and withholdings taxes payable to the various foreign countries.

9.   EMPLOYEE BENEFITS

     The Company sponsors one defined contribution plan and two defined benefit plans. The Company's defined contribution plan, the Charles River Laboratories Employee Savings Plan, qualifies under section 401(k) of the Internal Revenue Code. It covers substantially all U.S. employees and contains a provision whereby the Company matches employee contributions. The costs associated with the defined contribution plan totaled $416, $498 and $588 in 1997, 1998, and 1999, respectively.

     One of the Company's sponsored defined benefit plans, the Charles River Laboratories, Inc. Pension Plan, is a qualified, non-contributory plan that also covers substantially all U.S. employees. Benefits are based on participants' final average monthly compensation and years of service. Participants' rights vest upon completion of five years of service.

     Under another defined benefit plan, the Company provides some executives with supplemental retirement benefits. This plan, the Executive Supplemental Life Insurance Retirement Plan or ESLIRP, is generally unfunded and non-qualified under the provisions of the Employee Retirement Income Securities Act of 1974. The Company has, however, taken out several key person life insurance policies with the intention of using their cash surrender value to fund the ESLIRP Plan. At December 25, 1999, the cash surrender value of these policies was $8,052.

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)


     The following table provides reconciliations of the changes in benefit obligations, fair value of plan assets and funded status of the two defined benefit plans.


                                                                FISCAL YEAR
                                                                -----------
                                                            1998           1999
                                                          --------       --------
RECONCILIATION OF BENEFIT OBLIGATION
   Benefit/obligation at beginning of year .........      $ 20,531       $ 25,112
   Service cost ....................................           795            958
   Interest cost ...................................         1,588          1,738
   Benefit payments ................................          (742)          (738)
   Actuarial loss (gain) ...........................         2,940            (73)
                                                          --------       --------
   Benefit/obligation at end of year ...............      $ 25,112       $ 26,997
                                                          ========       ========

RECONCILIATION OF FAIR VALUE OF PLAN ASSETS
   Fair value of plan assets at beginning of year ..      $ 19,237       $ 26,493
   Actual return on plan assets ....................         7,773         24,781
   Employer contributions ..........................           225            259
   Benefit payments ................................          (742)          (738)
                                                          --------       --------
   Fair value of plan assets at end of year ........      $ 26,493       $ 50,795
                                                          ========       ========

FUNDED STATUS
   Funded status ...................................      $  1,381       $ 23,797
   Unrecognized transition obligation ..............           563            423
   Unrecognized prior-service cost .................           (27)           (24)
   Unrecognized gain ...............................        (7,178)       (29,108)
                                                          --------       --------
   Accrued benefit (cost) ..........................      $ (5,261)      $ (4,912)
                                                          ========       ========

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET
   Accrued benefit cost ............................      $ (7,849)      $ (7,237)
   Intangible asset ................................           286            215
   Accumulated other comprehensive income ..........         2,302          2,110
                                                          --------       --------
   Net amount recognized ...........................      $ (5,261)      $ (4,912)
                                                          ========       ========


     Key weighted-average assumptions used in the measurement of the Company's benefit obligations are shown in the following table:


                                                                             FISCAL YEAR ENDED
                                                                 -----------------------------------------
                                                                 DECEMBER 27,   DECEMBER 26,   DECEMBER 25,
                                                                     1997          1998            1999
                                                                 ------------   ------------   ------------
Discount rate..............................................         7.5%              7%              7%
Expected return on plan assets.............................          10%             10%             10%
Rate of compensation increase..............................        4.75%           4.75%           4.75%


     The following table provides the components of net periodic benefit cost for the two defined benefit plans for 1997, 1998 and 1999:


                                                                              FISCAL YEAR
                                                                  -------------------------------------
                                                                     1997         1998         1999
                                                                  -----------  -----------  -----------
Components of net periodic benefit cost
Service cost.................................................      $    804     $   795     $     958
Interest cost................................................         1,413       1,588         1,738
Expected return on plan assets...............................        (1,717)     (1,901)       (2,623)
Amortization of transition obligation........................           141         141           141
Amortization of prior-service cost...........................            (3)         (3)           (4)
Amortization of net gain.....................................          (172)        (85)         (301)
                                                                  ---------     -------     ---------
Net periodic benefit cost....................................     $     466     $   535     $     (91)
                                                                  =========     =======     ==========


                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $8,205, $7,745 and $0, as of December 26, 1998, and $8,761, $8,315, and $0 at December 25, 1999.

     The Company had an adjusted minimum pension liability of $2,302 ($1,381, net of tax) and $2,110 ($1,266 net of tax) as of December 26, 1998 and December 25, 1999, which represented the excess of the minimum accumulated net benefit obligation over previously recorded pension liabilities.

10.  STOCK COMPENSATION PLANS

     As part of the recapitalization, the equity investors in the recapitalization transaction agreed and committed to establish a stock option plan for the Company, for the purpose of providing significant equity incentives to management. The 1999 Management Incentive Plan (the "Plan") is administered by the Company's Compensation Committee of the Board of Directors. A total of 926,000 shares were reserved for the exercise of option grants under the Plan. Awards of 895,872 non-qualified stock options, none of which are currently exerciseable, were ratified and granted by the Company's Compensation Committee on December 9, 1999 effective as of September 29, 1999. Options to purchase shares of Charles River Laboratories Holdings, Inc. granted pursuant to the Plan are subject to a vesting schedule based on three measures. Certain options vest solely with the passage of time (incrementally over five years so long as the optionee continues to be employed by the Company). The remainder of the options vest over time but contain clauses providing for the acceleration of vesting upon the achievement of certain performance targets or the occurrence of certain liquidity events. All options granted expire on September 29, 2009. The exercise price of all of the options initially granted under the Plan is $10.27, the fair value of the underlying common stock at the time of grant.

     Until September 29, 1999, employees of the Company participated in a stock option plan sponsored by B&L. As a result of the recapitalization transaction described in Note 2, employees participating in the B&L stock option plan exercised all vested options and were compensated for all unvested options. The Company recorded compensation expense of $1,300 in the fourth quarter of 1999 based upon the amount that B&L compensated these employees. The Company received a capital contribution by B&L for this amount during the fourth quarter of 1999, which has been recorded as part of the net activity with B&L. As management's participation in the B&L plan was discontinued earlier in the year, and the Company has established its own plan based on current facts and circumstances, the historical FAS 123 disclosures relating to the B&L plan are not considered relevant.

     The Company accounts for stock-based compensation plans under the provisions of APB 25. Under APB 25, because the exercise price of the new employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method of that Statement.

     For purposes of this disclosure, the fair value of the fixed option grant on December 9, 1999 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants outstanding:


Risk-free interest rate..................................         6.28%
Volatility factor........................................        45.00%
Weighted average expected life (years)...................             6


     The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restricitions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly difference from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    Had compensation expense for the Company's portion of fixed options been determined consistent with FAS 123, the Company's net income for the year ended December 25, 1999 would have been reduced to the pro forma amounts indicated below:


                                                          AS REPORTED    PRO FORMA
                                                          -----------    ---------
Net Income.........................................        $17,124       $17,030
Earnings per share (actual dollars)................           1.66          1.66



11. JOINT VENTURES

    The Company has investments in several joint ventures. These joint ventures are separate legal entities whose purpose is consistent with the overall operations of the Company and represent geographical expansions of existing Company markets. The financial results of two of the joint ventures are consolidated into the Company's results as the Company has the ability to exercise control over these entities. The interests of the outside joint venture partners in these two joint ventures has been recorded as minority interests totaling $306 at December 26, 1998 and $304 at December 25, 1999.

    The Company also has investments in two other joint ventures that are accounted for on the equity method. Charles River Japan is a joint venture with Ajinomoto Co., Inc. and is an extension of the Company's research model business in Japan. Dividends received from Charles River Japan amounted to $773 in 1997, $681 in 1998, and $815 in 1999. Charles River Mexico, a joint venture which is an extension of the Company's avian (or bird) business in Mexico, is not significant to the Company's operations.

    Summarized financial statement information for the unconsolidated joint ventures is as follows:

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)


                                                                    FISCAL YEAR ENDED
                                                      ---------------------------------------------
                                                      DECEMBER 27,     DECEMBER 26,    DECEMBER 25,
                                                          1997             1998            1999
                                                      ------------     ------------    ------------
CONDENSED COMBINED STATEMENTS OF INCOME
   Net sales....................................      $   44,744       $    39,798     $    44,826
   Operating income.............................           7,484             6,756           7,658
   Net income...................................           3,337             3,445           4,221




                                                                     DECEMBER 26,    DECEMBER 25,
                                                                        1998            1999
                                                                     ------------    ------------
  CONDENSED COMBINED BALANCE SHEETS
    Current assets......................................           $     19,388     $     20,486
    Non-current assets..................................                 36,376           39,720
                                                                   ------------     ------------
                                                                   $     55,764     $     60,206
                                                                   ============     ============

    Current liabilities.................................           $     13,501     $     11,330
    Non-current liabilities.............................                  6,617            6,163
    Shareholders' equity................................                 35,646           42,713
                                                                   ------------     ------------
                                                                   $     55,764     $     60,206
                                                                   ============     ============

12. RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

    In April 1997, the B&L Board of Directors approved plans to restructure portions of the Company. As a result, pre-tax restructuring charges of $5,892 were recorded in 1997. The major components of the plans are summarized in the table below:


Employee separations........................................       $  3,200
Asset writedowns............................................          2,157
Other.......................................................            535
                                                                   --------
                                                                   $  5,892
                                                                   ========


    The overall purpose of the restructuring charges was to reduce costs and improve profitability by closing excess capacity and eliminating associated personnel, reducing excess corporate, administrative and professional personnel, and exiting several small unprofitable product-lines. The restructuring actions affected both the research model and biomedical products and services segments. In total over 70 individuals were terminated in connection with these actions.

    These restructuring efforts have reduced the Company's fixed cost structure and realigned the business to meet its strategic objectives through the closure, relocation and combining of breeding, distribution, sales and administrative operations, and workforce reductions. Some severance costs were being paid over periods greater than one year. Asset writedowns relate primarily to the closing of facilities and losses resulting from equipment dispositions. Other charges included miscellaneous costs and other commitments.

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

    The following table sets forth the activity in the restructuring reserves through December 25, 1999:


                                                                           RESTRUCTURING
                                                                              PROGRAMS
                                                                           -------------
Restructuring provision..............................................      $       5,892
Cash payments .......................................................             (1,725)
Asset write-downs....................................................             (1,435)
                                                                           -------------
   Balance, December 27, 1997........................................              2,732
Cash payments........................................................               (897)
Asset write-downs....................................................               (722)
                                                                           -------------
   Balance, December 26, 1998........................................      $       1,113
Cash payments........................................................      $      (1,113)
                                                                           -------------
   Balance, December 25, 1999........................................      $          --
                                                                           =============


At December 25, 1999, the restructuring reserve was fully utilized.

13.  COMMITMENTS AND CONTINGENCIES

     INSURANCE

     The Company maintains insurance for workers' compensation, auto liability, employee medical and general liability. The per claim loss limits are $250, with annual aggregate loss limits of $1,500. Related accruals were $2,556 and $2,813 on December 26, 1998 and December 25, 1999, respectively. Separately, the Company has provided a letter of credit in favor of the insurance carriers in the amount of $350.

     SUPPLY AGREEMENT

     The Company is currently engaged in distributing certain products under a supply agreement. In the event certain minimum sales of $500 in 2000 and $1,000 in 2001 are not achieved, the Company at its option can pay the difference in cash or terminate the agreement. In the event of such termination, the Company will not be required to make any payments.

     LITIGATION

     Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

     The Company is currently under a court order issued in June 1997 to remove its large animal operations from two islands located in the Florida Keys and refoliate the islands. The Company continues to hold discussions with the state of Florida authorities regarding the extent of refoliation required on the islands and believes the reserves recorded in the accompanying consolidated financial statements are sufficient to provide for the estimated exposure in connection with the refoliation. The Company has provided a letter of credit in regards to the completion of the refoliation on the islands for $350.

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

14.  RELATED PARTY TRANSACTIONS

     As more fully described in Note 2, the Company completed the recapitalization in September 1999 and became a stand-alone entity. Until the recapitalization, the Company historically had operated autonomously from B&L. Some costs and expenses including insurance, information technology and other miscellaneous expenses were charged by B&L to the Company on a direct basis, however. Management believes these charges were based upon assumptions that were reasonable under the circumstances. These charges and estimates are not necessarily indicative of the costs and expenses which would have resulted had the Company incurred these costs as a separate entity. Charges of approximately $470, $250, and $88 for these items are included in cost of products sold, cost of services provided and selling, general and administrative expense in the accompanying consolidated financial statements for the years ended 1997, 1998 and for the nine months ended 1999, respectively. The Company does not expect its stand-alone costs to be significantly different from the historical costs allocated by B&L due to the autonomy with which the Company operated.

     As more fully described in Note 2, the accompanying consolidated financial statements include a line item "net activity with Bausch and Lomb" which comprises the above referenced intercompany allocations, net distributions made by the Company to B&L, and settlements with B&L as a result of the recapitalization.

     On October 11, 1999 the Company loaned to certain officers $920 to purchase stock in Charles River Laboratories Holdings, Inc. through CRL Acquisition LLC. These loans are full recourse and bear interest at a rate of 6.75%. The year-end balance of $920 is classified as a reduction from Shareholders' Equity.

15.  OTHER INCOME

     During the third quarter of 1999, the Company recorded a gain of $1,441 on the sale of property, plant and equipment located in Florida and the Netherlands.

16.  GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

     The Company is organized into geographic regions for management reporting with operating income being the primary measure of regional profitability. Some general and administrative expenses, including some centralized services provided by regional offices, are allocated based on business segment sales. The accounting policies used to generate geographic results are the same as the Company's overall accounting policies.

     The following table presents sales and other financial information by geography for the years 1997, 1998 and 1999. Included in the other non-U.S. category below are the Company's operations located in Canada, China, Germany, Italy, Netherlands, United Kingdom, Australia, Belgium, Czech Republic, Hungary, Spain and Sweden. Sales to unaffiliated customers represent net sales originating in entities physically located in the identified geographic area. Long-lived assets include property, plant and equipment, goodwill and intangibles, other investments and other assets.


                                                                                     OTHER NON-
                                                           U.S.         FRANCE          U.S.       CONSOLIDATED
                                                           ----         ------       ----------    ------------
1997
   Sales to unaffiliated customers................        $100,314      $25,680        $44,719       $170,713
   Long-lived assets..............................          62,236       10,146         22,108         94,490
1998
   Sales to unaffiliated customers................        $115,639      $26,177        $51,485       $193,301
   Long-lived assets..............................          76,289       12,751         23,743        112,783
1999
   Sales to unaffiliated customers................        $137,417      $29,205        $52,654       $219,276
   Long-lived assets..............................         103,261       12,234         20,191        135,686


     The Company's product line segments are research models and biomedical products and services. The following table presents sales and other financial information by product line segment for the fiscal years 1997,

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1998 and 1999. Sales to unaffiliated customers represent net sales originating in entities primarily engaged in either provision of research models or biomedical products and services. Long-lived assets include property, plant and equipment, goodwill and intangibles, other investments, and other assets.


                                                                  1997         1998         1999
                                                                --------     --------     --------
Research models
   Net sales................................................    $125,214     $134,590     $142,312
   Operating income.........................................      19,583       30,517       33,663
   Total assets ............................................     157,915      180,983      268,381
   Depreciation and amortization ...........................       5,297        5,534        8,008
   Capital expenditures ....................................       6,178        8,127        6,983

Biomedical products and services
   Net sales ...............................................    $ 45,499     $ 58,711     $ 76,964
   Operating income ........................................       6,496       11,117       14,428
   Total assets ............................................      38,296       53,271       94,022
   Depreciation and amortization ...........................       4,406        5,361        4,310
   Capital expenditures ....................................       5,694        3,782        5,968


     A reconciliation of segment operating income to consolidated operating income is as follows:


                                                                             FISCAL YEAR ENDED
                                                              ----------------------------------------------
                                                              DECEMBER 27,     DECEMBER 26,     DECEMBER 25,
                                                                  1997             1998             1999
                                                              ------------     ------------     ------------
Total segment operating income........................        $    26,079      $     41,634     $     48,091
Unallocated corporate overhead........................             (4,003)           (6,309)          (5,128)
                                                              -----------      ------------     ------------
Consolidated operating income.........................        $    22,076      $     35,325     $     42,963
                                                              ===========      ============     ============



     Total segment assets disclosed above can be reconciled to total consolidated assets at December 25, 1999 with the addition of the $653 deferred tax asset pertaining to accrued interest (net of valuation allowance). This deferred tax asset is not attributable to a product line segment.

     A summary of identifiable long-lived assets of each business segment at year end is as follows:


                                                                         DECEMBER 26,          DECEMBER 25,
                                                                             1998                  1999
                                                                         ------------          ------------
Research Models........................................................  $     73,190          $     69,257
Biomedical Products and Services.......................................        39,593                66,429
                                                                         ------------          ------------
                                                                         $    112,783          $    135,686
                                                                         ============          ============


17. SUBSEQUENT EVENTS (unaudited)

    As of February 28, 2000, the Company acquired an additional 16% of the equity (340,840 common shares) of its 50% equity joint venture company, Charles River Japan, from Ajinomoto Co., Inc. The purchase price for the equity was 1.4 billion yen, or $12,844. One billion yen, or $9,174, was paid at closing, and the balance of 400 million yen, or $3,670, was deferred pursuant to a three-year balloon promissory note secured by a pledge of the 16% shares. The note bears interest at the long-term prime rate in Japan. Effective with the acquisition of this additional interest, the Company will have control of and will consolidate the operations of Charles River Japan, from the effective date of the incremental acquisition.

    On March 10, 2000, the Company announced the closure of its Shamrock primate import and conditioning business in Small Dole, England. The Company expects the closure to be completed during the second quarter of 2000. The actions contemplated in this plan relate primarily to severance, property and equipment dispositions and other miscellaneous activities directly related to the operations being shut down. Management has met with the 16 employees subject to its severance plans and has communicated its intended closure actions to customers. The Company does not expect that the animal sales previously made by Shamrock will be significantly affected.

    During January 2000, the Company sold a product line within its research model business segment. The selling price of $7,000 approximated the net book value of the underlying assets at the time of the sale. In addition, the Company had approximately $900 of deferred revenue which related to cash payments received in advance of shipping the research models. Under the term of the sales agreement, the Company is no longer obligated to ship research models and, accordingly, has recorded this amount as income in the first quarter of 2000. Fiscal 1999 sales associated with this product line approximated $2,800.

                          FINANCIAL STATEMENT SCHEDULES
                                   SCHEDULE I
                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                  CONDENSED PARENT COMPANY STATEMENT OF INCOME

                             (DOLLARS IN THOUSANDS)



                                                                               THREE MONTHS ENDED
                                                                                DECEMBER 25, 1999
                                                                               ------------------
      Operating income......................................................    $      --

      Interest expense......................................................        2,846
                                                                                ---------

      Loss before income taxes and loss from investment in subsidiary.......        2,846

      Income tax benefit....................................................          653
                                                                                ---------

      Loss before loss from investment in subsidiary........................        2,193

      Loss from equity investment in subsidiary.............................          635
                                                                                ---------

      Net loss..............................................................    $   2,828
                                                                                =========


                          FINANCIAL STATEMENT SCHEDULES
                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                     CONDENSED PARENT COMPANY BALANCE SHEET

                             (DOLLARS IN THOUSANDS)


                                                                        DECEMBER 25, 1999
                                                                        -----------------
Non-Current Assets

      Deferred tax asset .............................................      $     653
                                                                            ---------

      Total Assets ...................................................      $     653
                                                                            =========


Liabilities and shareholders' equity
  Non-current liabilities
      Excess of liabilities over assets in equity accounted subsidiary      $  22,616
      Long term debt .................................................         74,981
                                                                            ---------
          Total liabilities ..........................................         97,597
                                                                            ---------
  Redeemable common stock ............................................         13,198
  Shareholders' equity
      Common stock ...................................................            103
      Capital in excess of par .......................................        207,035
      Retained earnings ..............................................       (307,351)
      Loans to officers ..............................................           (920)
      Accumulated other comprehensive income .........................         (9,009)
                                                                            ---------

      Total shareholders' equity .....................................       (110,142)
                                                                            ---------

       Total liabilities and shareholders' equity ....................      $     653
                                                                            =========


                          FINANCIAL STATEMENT SCHEDULES
                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)


                                                      THREE MONTHS ENDED
                                                       DECEMBER 25, 1999
                                                      ------------------
Cash flows relating to operating activities
      Net loss .....................................      $(2,828)
      Adjustments to reconcile net loss to net
      cash provided by operating activities:
         Accretion of debenture and discount note ..        2,644
         Amortization of discounts .................          202
         Deferred income taxes .....................         (653)
         Loss from equity investment ...............          635
                                                          -------
         Net cash provided by operating activities .      $  --
                                                          -------
         Net cash provided by investing activities .      $  --
                                                          -------
         Net cash provided by financing activities .      $  --
                                                          -------
      Net change in cash and cash equivalents ......      $  --
                                                          -------
      Cash and cash equivalents, beginning of period      $  --
                                                          -------
      Cash and cash equivalents, end of period .....      $  --
                                                          -------


                          FINANCIAL STATEMENT SCHEDULES
                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                        NOTES TO CONDENSED PARENT COMPANY
                              FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

    These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of Charles River Laboratories Inc. exceed 25% percent of the consolidated net assets of Charles River Laboratories Holdings, Inc. (the Parent Company). As disclosed in note 2 to the accompanying consolidated financial statements, in order to repay its obligations, the Parent Company is dependent upon either dividends from Charles River Laboratories, Inc., which are restricted by terms contained in the indenture governing the senior subordinated notes and the senior secured credit facility, or through a refinancing or equity transaction.

    The Parent Company's 100% investment in Charles River Laboratories Inc. has been recorded using the equity basis of accounting in the accompanying condensed parent company financial statements. The condensed income statement and statement of cash flows are presented for the three month period ended December 25, 1999, as the dividend restrictions and the current capital structure of the Parent Company were created as a result of the recapitalization transaction more fully described in note 2 to the accompanying consolidated financial statements. For this reason, comparative information prior to the date of the recapitalization is not considered relevant in these condensed parent company financial statements. There were no cash dividends paid to the Parent Company by Charles River Laboratories Inc. in the three-month period ended December 25, 1999.

                          FINANCIAL STATEMENT SCHEDULES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    CHARLES RIVER LABORATORIES HOLDINGS, INC.

                         INCOME TAX VALUATION ALLOWANCE


----------------------------------------------------------------------------------------------------------------------------------
                              BALANCE         CHARGED
                                AT           TO COSTS     CHARGED                                                       BALANCE
                             BEGINNING          AND       TO OTHER                                                     AT END OF
                             OF PERIOD       EXPENSES     ACCOUNTS      DESCRIPTION     DEDUCTIONS     DESCRIPTION      PERIOD
----------------------------------------------------------------------------------------------------------------------------------
                                                           (dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------------
  FOR THE YEAR ENDED
  DECEMBER 25, 1999
  Income Tax Valuation
    Allowance..........          $1,766        $5,371                    Provisions             $--                        $7,137
----------------------------------------------------------------------------------------------------------------------------------
  FOR THE YEAR ENDED
  DECEMBER 26, 1998
  Income Tax Valuation
    Allowance..........          $1,766           $--                    Provisions             $--                        $1,766
----------------------------------------------------------------------------------------------------------------------------------
  FOR THE YEAR ENDED
  DECEMBER 27, 1997
    Income Tax Valuation
    Allowance                        $--       $1,766                    Provisions             $--                        $1,766
----------------------------------------------------------------------------------------------------------------------------------

                                      ALLOWANCE FOR DOUBTFUL ACCOUNTS


----------------------------------------------------------------------------------------------------------------------------------
                              BALANCE         CHARGED
                                AT           TO COSTS     CHARGED                                                       BALANCE
                             BEGINNING          AND       TO OTHER                                                     AT END OF
                             OF PERIOD       EXPENSES     ACCOUNTS      DESCRIPTION     DEDUCTIONS     DESCRIPTION      PERIOD
----------------------------------------------------------------------------------------------------------------------------------
                                                           (dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------------
   FOR THE YEAR ENDED
   DECEMBER 25, 1999
   Allowance for Doubtful                                                                             Recoveries/
     Accounts...........         $898          $324                    Provisions         $(244)       Write-offs          $978
----------------------------------------------------------------------------------------------------------------------------------
   FOR THE YEAR ENDED
   DECEMBER 26, 1998
   Allowance for Doubtful                                                                             Recoveries/
     Accounts...........         $688          $265                    Provisions          $(55)       Write-offs          $898

----------------------------------------------------------------------------------------------------------------------------------
   FOR THE YEAR ENDED
   DECEMBER 27, 1997
   Allowance for
     Doubtful                                                                                         Recoveries/
     Accounts...........         $568          $192                    Provisions          $(72)       Write-offs          $688
----------------------------------------------------------------------------------------------------------------------------------


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                 CHARLES RIVER LABORATORIES HOLDINGS, INC.


                                 By: /s/ Thomas F. Ackerman
                                     -------------------------------------------
                                     Thomas F. Ackerman
                                     Sr. Vice President and CFO


Dated:  May 8, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               SIGNATURE                               CAPACITY                    DATE
               ---------                               --------                    ----

            JAMES C. FOSTER              President and Chief Executive Officer  May 8, 2000
     -----------------------------
            James C. Foster

             THOMPSON DEAN               Director                               May 8, 2000
     -----------------------------
             Thompson Dean

              REID PERPER                Director                               May 8, 2000
     -----------------------------
              Reid Perper

            DOUGLAS ROGERS               Director                               May 8, 2000
     -----------------------------
            Douglas Rogers

            ROBERT CAWTHORN              Director                               May 8, 2000
     -----------------------------
            Robert Cawthorn

              HENRY WENDT                Director, Chairman of the Board        May 8, 2000
     -----------------------------
              Henry Wendt

            SAMUEL O. THIER              Director                               May 8, 2000
     -----------------------------
            Samuel O. Thier

          WILLIAM H. WALTRIP             Director                               May 8, 2000
     -----------------------------
          William H. Waltrip

          STEPHEN C. McCLUSKI            Director                               May 8, 2000
     -----------------------------
          Stephen C. McCluski

           STEPHEN D. CHUBB              Director                               May 8, 2000
     -----------------------------
           Stephen D. Chubb

