Form 10-Q
period 2000-03-25
CHARLES RIVER LABORATORIES HOLDINGS INC
filed 2000-05-09
CIK 1100682

                                  UNITED STATES

                        SECURITES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 -----------------------------------------------

                                    FORM 10-Q

                            ------------------------

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 25, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-92383

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

         As of March 25, 2000 there were 10,285,715 shares of the registrant's common stock outstanding

                    Charles River Laboratories Holdings, Inc.

                                    Form 10-Q

                  For the Quarterly Period Ended March 25, 2000

                                Table of Contents


                                                                                               PAGE
                                                                                               ----
Part I.   Financial Information
          Item 1.   Financial Statements ...................................................    3
                      Condensed Consolidated Statements of Income (Unaudited) as of
                        March 25, 2000 and March 27, 1999 ..................................    3
                      Condensed Consolidated Balance sheets (Unaudited) as of
                        March 25, 2000 and December 25, 1999 ...............................    4
                      Condensed Consolidated Statements of Cash Flows (Unaudited) as of
                        March 25, 2000 and March 27, 1999 ..................................    5
                      Notes to Unaudited Condensed Consolidated Interim Financial
                        Statements .........................................................    6
          Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations ..................................................   10
Part II.  Other Information
          Item 6.   Exhibits ...............................................................
                      Signatures


ITEM 1


                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                                                       THREE MONTHS ENDED
                                                                                --------------------------------
                                                                                  MARCH 27,            MARCH 25,
                                                                                    1999                 2000
                                                                                -----------          -----------
Net sales related to products ..............................................    $    45,157          $    50,816
Net sales related to services ..............................................          7,123               18,486
                                                                                -----------          -----------
Total net sales ............................................................    $    52,280          $    69,302
Costs and Expenses
   Cost of products sold ...................................................         27,746               28,993
   Cost of services provided ...............................................          4,414               12,399
   Selling, general and administrative .....................................          8,819               11,813
   Amortization of goodwill and intangibles ................................            411                  865
                                                                                -----------          -----------
Operating income ...........................................................         10,890               15,232
Other income (expense)
   Interest income .........................................................            225                  142
   Interest expense ........................................................            (77)             (12,664)
   Loss from foreign currency, net .........................................            (53)                 (30)
                                                                                -----------          -----------
Income before income taxes, minority interests and earnings from
   equity investments ......................................................         10,985                2,680
Provision for income taxes .................................................          4,526                2,468
                                                                                -----------          -----------
Income before minority interests and earnings from equity
   investments .............................................................          6,459                  212
Minority interests .........................................................              7                 (217)
Earnings from equity investments ...........................................            607                  641
                                                                                -----------          -----------
Net income .................................................................    $     7,073          $       636
                                                                                -----------          -----------
                                                                                -----------          -----------
Earnings per common share
   Basic ...................................................................    $       .69          $       .06
   Diluted .................................................................    $       .69          $       .05
Weighted average number of common shares outstanding
   Basic ...................................................................     10,285,715           10,285,715
   Diluted .................................................................     10,285,715           12,453,126


                 See Notes to Consolidated Financial Statements

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


                                                                                      DECEMBER 25,            MARCH 25,
                                                                                          1999                  2000
                                                                                      ------------          ------------
ASSETS
Current assets

   Cash and cash equivalents ...................................................      $   15,010            $   18,458
   Trade receivables, less allowances of $978 and $1,031, respectively .........          36,293                53,022
   Inventories .................................................................          30,534                32,462
   Deferred tax asset ..........................................................             632                   632
   Due from affiliates .........................................................           1,233                   131
   Other current assets ........................................................           6,371                 7,069
                                                                                      ----------            ----------
     Total current assets ......................................................          90,073               111,774
Property, plant and equipment, net .............................................          85,413               119,174
Goodwill and other intangibles, less accumulated amortization of $6,073 and
    $8,512, respectively .......................................................          36,958                42,619
Investments in affiliates ......................................................          21,722                 2,086
Deferred tax asset .............................................................         101,560               101,560
Deferred financing costs .......................................................          14,015                13,587
Other assets ...................................................................          13,315                10,800
                                                                                      ----------            ----------
     Total assets ..............................................................      $  363,056            $  401,600
                                                                                      ----------            ----------
                                                                                      ----------            ----------
LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities
   Current portion of long-term debt ...........................................      $    3,290            $    7,445
   Current portion of capital lease obligation .................................             253                   233
   Accounts payable ............................................................           9,291                 9,770
   Accrued compensation ........................................................          10,792                10,174
   Accrued ESLIRP ..............................................................           8,315                 8,482
   Deferred income .............................................................           7,643                 6,860
   Accrued interest ............................................................           8,935                13,416
   Accrued liabilities .........................................................          18,479                22,206
   Accrued income taxes ........................................................           2,738                 5,334
                                                                                      ----------            ----------
     Total current liabilities .................................................          69,736                83,920
Long-term debt .................................................................         381,706               389,743
Deferred tax liability .........................................................           4,990                 7,336
Capital lease obligations ......................................................             795                   721
Other long-term liabilities ....................................................           2,469                 3,706
                                                                                      ----------            ----------

     Total liabilities ..........................................................        459,696               485,426
                                                                                      ----------            ----------
Commitments and contingencies (Note 3)
Minority interests .............................................................             304                14,149
Redeemable common stock ........................................................          13,198                13,198
Shareholder's equity
   Common stock ................................................................             103                   103
   Capital in excess of par value ..............................................         207,035               207,035
   Retained earnings ...........................................................        (307,351)             (306,715)
   Loans to officers ...........................................................            (920)                 (920)
   Accumulated other comprehensive income ......................................          (9,009)              (10,676)
                                                                                      ----------            ----------
     Total shareholder's equity ................................................        (110,142)             (111,173)
                                                                                      ----------            ----------
     Total liabilities and shareholder's equity ................................      $  363,056            $  401,600
                                                                                      ----------            ----------
                                                                                      ----------            ----------

                 See Notes to Consolidated Financial Statements

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


                                                                                                     THREE MONTHS ENDED
                                                                                               ----------------------------
                                                                                                MARCH 27,         MARCH 25,
                                                                                                  1999              2000
                                                                                               ----------        ----------
CASH FLOWS RELATING TO OPERATING ACTIVITIES
   Net income ...........................................................................      $   7,073         $      636
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ......................................................          2,927              3,764
     Amortization of debt issuance costs and discounts ..................................             --                683
     Accretion of debenture and discount note ...........................................             --              3,161
     Provision for doubtful accounts ....................................................            (26)                82
     Earnings from equity investments ...................................................           (607)              (641)
     Minority interests .................................................................             (7)               217
     Deferred income taxes ..............................................................          1,182                (42)
     Stock compensation expense .........................................................             45                 --
     Other non-cash items ...............................................................              9                 12
Changes in assets and liabilities
     Trade receivables ..................................................................         (3,329)            (6,564)
     Inventories ........................................................................            339               (104)
     Due from affiliates ................................................................             41                128
     Other current assets ...............................................................           (803)              (583)
     Other assets .......................................................................           (262)              (102)
     Accounts payable ...................................................................         (1,136)            (2,585)
     Accrued compensation ...............................................................         (1,092)              (413)
     Accrued ESLIRP .....................................................................            165                167
     Deferred income ....................................................................          1,579               (782)
     Accrued interest ...................................................................             --              4,478
     Accrued liabilities ................................................................         (1,251)              (740)
     Accrued income taxes ...............................................................          2,687              1,243
     Other long-term liabilities ........................................................            (34)              (154)
                                                                                               ---------          ---------
         Net cash provided by operating activities ......................................      $   7,500          $   1,861
                                                                                               ---------          ---------
CASH FLOWS RELATING TO INVESTING ACTIVITIES
   Capital expenditures .................................................................         (1,963)            (2,786)
   Contingent payments for prior year acquisitions ......................................           (251)                --
   Acquisition of business, net of cash acquired of $3,163 ..............................             --             (6,011)
   Proceeds from sale of animal colony ..................................................             --              7,000
                                                                                               ---------          ---------
         Net cash used in investing activities ..........................................      $  (2,214)         $  (1,797)
                                                                                               ---------          ---------
CASH FLOWS RELATING TO FINANCING ACTIVITIES
   Proceeds from long-term debt .........................................................          1,093              4,114
   Payments on long-term debt ...........................................................             71               (300)
   Payments on capital lease obligations ................................................         (1,132)               (93)
   Net activity with Bausch & Lomb ......................................................        (12,906)                --
                                                                                               ---------          ---------
         Net cash provided by (used) in financing activities ............................      $ (12,874)         $   3,721
                                                                                               ---------          ---------
Effect of exchange rate changes on cash and cash equivalents ............................         (1,069)              (337)
                                                                                               ---------          ---------
Net change in cash and cash equivalents .................................................         (8,657)             3,448
Cash and cash equivalents, beginning of period ..........................................         24,811             15,010
                                                                                               ---------          ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................................................      $  16,154          $  18,458
                                                                                               ---------          ---------
                                                                                               ---------          ---------
SUPPLEMENTAL CASH FLOW INFORMATION ......................................................
   Cash paid for interest ...............................................................      $      78          $   4,317
   Cash paid for taxes ..................................................................            603                980


                 See Notes to Consolidated Financial Statements

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1.   BASIS OF PRESENTATION

The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosure related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States, have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of Charles River Laboratories Holdings, Inc. ("the Company"). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

2.   SUPPLEMENTAL BALANCE SHEET INFORMATION

The composition of inventories is as follows:


                                             DECEMBER 25,         MARCH 25,
                                                1999                2000
                                             ------------       ------------
Raw materials and supplies .............      $   4,196          $   3,785
Work in process ........................          1,608              1,386
Finished products ......................         24,730             27,291
                                              ---------          ---------
Inventories ............................      $  30,534          $  32,462
                                              ---------          ---------
                                              ---------          ---------


The composition of property, plant and equipment is as follows:

                                             DECEMBER 25,         MARCH 25,
                                                1999                2000
                                             ------------       ------------
Land ...................................      $   7,022             $   9,455
Buildings ..............................         90,730               144,530
Machinery and equipment ................         82,131                92,396
Leasehold improvements .................          4,668                 4,924
Furniture and fixtures .................          1,826                 1,853
Vehicles ...............................          2,689                 2,647
Construction in progress ...............          4,679                 4,417
                                              ---------             ---------
                                                193,745               260,222
Less accumulated depreciation ..........       (108,332)             (141,048)
                                              ---------             ---------
Net property, plant and equipment ......      $  85,413             $ 119,174
                                              ---------             ---------
                                              ---------             ---------



3.   COMMITMENTS AND CONTINGENCIES

     INSURANCE

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

     The Company maintains insurance for workers' compensation, auto liability, employee medical and general liability. The per claim loss limits are $250, with annual aggregate loss limits of $1,500. Related accruals were $2,813 and $2,798 on December 25, 1999 and March 25, 2000, respectively. Separately, the Company has provided a letter of credit in favor of the insurance carriers in the amount of $350.

     SUPPLY AGREEMENT

     The Company is currently engaged in distributing certain products under a supply agreement. In the event certain minimum sales of $500 in 2000 and $1,000 in 2001 are not achieved, the Company at its option can pay the difference in cash or terminate the agreement. In the event of such termination the Company will not be required to make any payments.

     LITIGATION

     Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's condensed consolidated financial statements.

     The Company is currently under a court order issued in June 1997 to remove its large animal operations from two islands located in the Florida Keys and refoliate the islands. The Company continues to hold discussions with the state of Florida authorities regarding the extent of refoliation required on the islands and believes the reserves recorded in the accompanying condensed consolidated financial statements are sufficient to provide for the estimated exposure in connection with the refoliation. The Company has provided a letter of credit in regards to the completion of the refoliation on the island for $350.

4.   EARNINGS PER SHARE

     As described in the notes to the condensed consolidated financial statements as of, and for the fiscal year ended, December 25, 1999, pursuant to a recapitalization agreement effective September 29, 1999, all of the assets, liabilities, operations and cash flows relating to Charles River Laboratories, Inc., were contributed to an existing dormant subsidiary which was subsequently renamed Charles River Laboratories, Inc. Under the terms of the recapitalization, Charles River Laboratories, Inc., became a wholly owned subsidiary of Charles River Laboratories, Holdings, Inc. The capital structure in place for periods prior to September 29, 1999 was significantly different than the capital structure of the Company after the recapitalization. The consolidated income statement for the three months ended March 27, 1999 also includes operations of certain Bausch and Lomb (the Company's 100% shareholder prior to the recapitalization) entities which were not historically supported by the combined capital structure of Charles River Laboratories Holdings, Inc. and Charles River Laboratories, Inc. As a result, the presentation of historical earnings per share data determined using the combined historical capital structure for the three month period ended March 27, 1999, would not be meaningful and has not been included in these condensed consolidated interim financial statements. Rather, earnings per share for the three months ended March 27, 1999 have been computed assuming that the shares outstanding after the recapitalization had been outstanding for this period.

     As a result of the recapitalization DLJ Merchant Banking Partners II, L.P. and affiliated funds, management and other investors indirectly own 87.5% of the capital stock of the Company, and subsidiaries of Bausch and Lomb own the remaining 12.5%. Based upon the amounts invested, shares outstanding of common stock in Charles River Laboratories, Holdings, Inc. at the date of the recapitalization totaled 10,285,715. Basic earnings per share for the three month period ended March 27, 1999 was computed by dividing earnings available to common shareholders for this period, by the weighted average number of common shares outstanding in the period subsequent to the recapitalization. Basic earnings per share for the three month period ended March 25, 2000 was computed by dividing earnings available to common shareholders for this period by the weighted average number of common shares outstanding in the period.

     For purposes of calculating diluted earnings per share for the three month period ended March 27, 1999, the weighted average number of common shares used in the basic earnings per share computation described

                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

above has not been adjusted to include common stock equivalents, as these common stock equivalents were issued in connection with the recapitalization financing and are not assumed to be outstanding for purposes of computing earnings per share in this period. The weighted average number of common shares outstanding in the three month period ended March 25, 2000 has been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per shares for this period.

5.   ACQUISITIONS AND DISPOSALS

     On February 28, 2000, the Company acquired an additional 16% of the equity (340,840 common shares) of its 50% equity joint venture company, Charles River Japan, from Ajinomoto Co., Inc. The purchase price for the equity was
1.4 billion yen, or $12,844. One billion yen, or $9,174, was paid at closing, and the balance of 400 million yen, or $3,670, was deferred pursuant to a three-year balloon promissory note secured by a pledge of the 16% shares. The note bears interest at the long-term prime rate in Japan, 2.2% at March 25, 2000. Effective with the acquisition of this additional interest, the Company has control of and is consolidating the operations of Charles River Japan.
The estimated fair value of the incremental net assets acquired is $6,207. Goodwill of $6,637 has been recorded in the accompanying condensed consolidated interim financial statements and is being amortized over its estimated life of 15 years.

     On March 10, 2000, the Company announced the closure of its Shamrock primate import and conditioning business in Small Dole, England. The Company expects the closure to be completed during the second quarter of 2000. The actions contemplated in the plan related primarily to severance, property and equipment dispositions and other miscellaneous activities directly related to the operations being shut down. Management has met with the 16 employees subject to its severance plans and has communicated its intended closure actions to customers. The Company does not expect that the animal sales previously made by Shamrock will be significantly affected. A restructuring change of $751 related to the closure has been recorded in selling, general and administrative expenses in the accompanying condensed consolidated interim financial statements.

     During January 2000, the Company sold a product line within its research model business segment. The selling price of $7,000 approximated the net book value of the underlying assets at the time of the sales. In addition the Company had approximately $900 of deferred revenue which related to cash payments received in advance of shipping the research models. Under the term of the sales agreement, the Company is no longer obligated to ship research models and, accordingly, has recorded this amount as income in the accompanying consolidated interim financial statements. Fiscal 1999 sales associated with this product line approximated $2,800.

6.   BUSINESS SEGMENT INFORMATION

     The following table presents sales and other financial information by product line segment for the three months ended March 27, 1999 and March 25, 2000. Sales to unaffiliated customers represent net sales originating in entities primarily engaged in either animal services or biomedical products and services.

                                                     THREE MONTHS ENDED
                                              ---------------------------------
                                                MARCH 27,             MARCH 25,
                                                  1999                  2000
                                              -----------            -----------
Research models
    Net sales ..........................      $    36,262            $   41,047
    Operating income ...................            9,494                12,695
                                              -----------            -----------
    Total assets .......................          269,034               299,549
                                              -----------            -----------
                                              -----------            -----------


                    CHARLES RIVER LABORATORIES HOLDINGS, INC.
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

                                                     THREE MONTHS ENDED
                                              ---------------------------------
                                                MARCH 27,             MARCH 25,
                                                  1999                  2000
                                              -----------            -----------
    Depreciation and amortization ......            2,017                 2,090
    Capital expenditures ...............            1,442                 1,485

Biomedical Products and Services

    Net sales ..........................           16,018                28,255
    Operating income ...................            3,313                 5,263
    Total assts ........................           94,022               102,051
    Depreciation and amortization ......               91                 1,674
    Capital expenditures ...............              521                 1,301



A reconciliation of segment operating income to consolidated operating income is as follows:

                                                     THREE MONTHS ENDED
                                              ---------------------------------
                                                MARCH 27,             MARCH 25,
                                                  1999                  2000
                                              -----------            -----------
Total segment operating income ........       $   12,807             $   17,958
Unallocated corporate overhead ........           (1,917)                (2,726)
                                              ----------             ----------
Consolidated operating income .........       $   10,890             $   15,232
                                              ----------             ----------
                                              ----------             ----------


7.   COMPREHENSIVE INCOME

     The components of comprehensive income for the three-month periods ended March 27, 1999 and March 25, 2000 are set forth below:

                                                     THREE MONTHS ENDED
                                              ---------------------------------
                                                MARCH 27,             MARCH 25,
                                                  1999                  2000
                                              -----------            -----------
Net income                                    $    7,073             $      636
Foreign currency translation                      (2,565)                (1,873)
                                              ----------             ----------
Comprehensive income .................        $    4,508             $   (1,237)
                                              ----------             ----------
                                              ----------             ----------


ITEM 2


THREE MONTHS ENDED MARCH 25, 2000 COMPARED TO THREE MONTHS ENDED MARCH 27, 1999

     NET SALES. Net sales for the first three months of 2000 were $69.3 million, an increase of $17.0 million, or 32.5%, from $52.3 million for the first three months of 1999.

     RESEARCH MODELS. Net sales of research models for the first three months of 2000 were $41.0 million, an increase of $4.7 million, or 12.9%, from $36.3 million for the first three months of 1999. On February 28, 2000, we acquired an additional 16% equity interest in Charles River Japan, increasing our ownership to 66%. This consolidation in March increased sales by $3.6 million. Small animal research model sales increased in North America by $1.3 million, or 8.3%. Unit and pricing trends remained strong. Small animal research model sales decreased in Europe by $1.6 million, principally due to the negative impact of $1.8 million due to foreign currency translations. We also experienced an increase in the large animal import and conditioning area of $0.5 million, mainly due to pricing.

     BIOMEDICAL PRODUCTS AND SERVICES. Net sales of biomedical products and services for the first three months of 2000 were $28.3 million, an increase of $12.3 million, or 76.9%, from $16.0 million for the first three months of 1999. At the beginning of the fourth quarter in 1999 we acquired Sierra Biomedical which had sales of $8.1 million in the first three months of 2000. The remaining increase was due to significant sales increases of transgenic and research support services of $1.1 million, endotoxin detection systems of $0.5 million, biosafety testing increase of $0.8 million and sales from our contract site management contracts of $1.1 million, primarily due to better customer awareness of our outsourcing solutions.

     COST OF PRODUCTS SOLD AND SERVICES PROVIDED. Cost of products sold and services provided for the first three months of 2000 was $41.4 million, an increase of $9.2 million, or 28.6%, from $32.2 million for the first three months of 1999.

     RESEARCH MODELS. Cost of products sold and services provided for research models for the first three months of 2000 was $23.1 million, an increase of $1.3 million, or 6.0%, compared to $21.8 million for the first three months of 1999. Cost of products sold and services provided for the first three months of 2000 was 56.3% of net sales compared to 60.1% of net sales for the first three months of 1999. Cost of products sold and services provided increased at a lower rate than net sales due to the more favorable product mix and better pricing, as well as improved capacity utilization.

     BIOMEDICAL PRODUCTS AND SERVICES. Cost of products sold and services provided for biomedical products and services for the first three months of 2000 was $18.2 million, an increase of $8.3 million, or 83.8%, compared to $9.9 million for the first three months of 1999. Cost of products sold and services provided was 64.3% of net sales for the first three months of 2000 compared to 61.9% for the first three months of 1999. This was principally due to the acquisition of Sierra Biomedical.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first three months of 2000 were $11.8 million, an increase of $3.0 million, or 34.1%, from $8.8 million for the first three months of 1999. Selling, general and administrative expenses for the first three months of 2000 were 17.0% of net sales compared to 16.8% of net sales for the first three months of 1999.

     RESEARCH MODELS. Selling, general and administrative expenses for research models for the first three months of 2000 were $5.2 million, an increase of $0.2 million, or 4.0%, compared to $5.0 million for the first three months of 1999. Selling, general and administrative expenses for the first three months of 2000 were 12.7% of net sales, compared to 13.8% for the first three months of 1999.

     BIOMEDICAL PRODUCTS AND SERVICES. Selling, general and administrative expenses for biomedical products and services for the first three months of 2000 were $4.0 million, an increase of $1.6 million, or 66.7%, compared to $2.4 million for the first three months of 1999. Selling, general and administrative expenses for the first three months of 2000 decreased to 14.1% of net sales, compared to 15.0% of net sales for the first three months of 1999. The acquisition of Sierra Biomedical in the fourth quarter of 1999 is the major reason for the increase in expenses, but since selling, general and administrative expenses at Sierra Biomedical are lower as a percentage of net sales than Charles River Laboratories Holdings, Inc., this contributed to the overall percentage decrease.

     UNALLOCATED CORPORATE OVERHEAD. Unallocated corporate overhead, which consists of various corporate expenses, was $2.7 million for the first three months of 2000, an increase of $0.8 million, or 42.1%, compared to $1.9 million for the first three months of 1999.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles for the first three months of 2000 was $0.9 million, an increase of $0.5 million from $0.4 million for the first three months of 1999. The increase was due to the effect of additional amortization of intangibles resulting from our Sierra Biomedical acquisition.

     OPERATING INCOME. Operating income for the first three months of 2000 was $15.2 million, an increase of $4.3 million, or 39.4%, from $10.9 million for the first three months of 1999. Operating income for the first three months of 2000 was 21.9% of net sales, compared to 20.8% of net sales for the first three months of 1999. Operating income increased in total and as a percentage of net sales for the reasons described above.

     RESEARCH MODELS. Operating income from sales of research models for the first three months of 2000 was $12.7 million, an increase of $3.2 million, or 33.7%, from $9.5 million for the first three months of 1999. Operating income from sales of research models for the first three months of 2000 was 31.0% of net sales, compared to 26.2% for the first three months of 1999. The increase was attributable to the factors described above.

     BIOMEDICAL PRODUCTS AND SERVICES. Operating income from sales of biomedical products and services for the first three months of 2000 was $5.3 million, an increase of $2.0 million, or 60.6%, from $3.3 million for the first three months of 1999. Operating income from sales of biomedical products and services for the first three months of 2000 decreased to 18.7% of net sales, compared to 20.6% of net sales for the first three months of 1999. This was primarily due to the acquisition of Sierra Biomedical, and the impact of the additional amortization of intangibles.

     INCOME TAXES. The effective tax rate of 92.1% for the first three months of 2000 as compared to 41.2% for the first three months of 1999 is due to several permanent differences, including non-deductible interest expense, goodwill and a valuation allowance on a portion of the deferred tax asset.

     INTEREST EXPENSE. Interest expense for the first three months of 2000 was $12.7 million. The $12.7 million increase was primarily due to the additional debt incurred as a result of the recapitalization which occurred on September 29,1999.

     NET INCOME. Net income for the first three months of 2000 was $0.6 million, a decrease of $6.5 million from $7.1 million for the first three months of 1999. The decrease was attributable to the increased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents of Charles River totaled $18.5 million at March 25, 2000 compared with $15.0 million at December 25, 1999. Our principal sources of liquidity are cash flow from operations and borrowings under our credit facility.

      Cash flow from operating activities for the three months ending March 25, 2000 was $1.9 million, compared to $7.5 million for the first three months of 1999. Net income for the first three months of 2000 was $0.6 million compared to $7.1 million for the first three months of 1999. Net income was impacted by several non-cash expenses including the accretion of the debenture and discount notes of $3.2 million and accrued interest expense of $4.5 million. These increases were offset by an increase in accounts receivable.

      Net cash used in investment activities for the three months ending March 25, 2000 was $1.8 million, compared to $2.2 million for the first three months of 1999. On February 28, 2000, the company acquired an additional 16% of the equity (340,840 common shares) of its 50% equity joint venture company, Charles River Japan, from Ajinomoto Co., Inc. The purchase price for the equity was 1.4 billion yen or $12.8 million. One billion yen or $9.2 million was paid at closing and the balance of 400 million yen or $3.7 million was deferred pursuant to a three year balloon promissory note. In addition, we acquired $3.2 million in cash. In January we sold our primate colony in Florida for $7.0 million. Capital expenditures for the first three months ended March 25, 2000 were $2.8 million compared to $2.0 million for the first three months of 1999.

      Net cash provided from financing activities for the three months ending March 25, 2000 was $3.7 million compared to $12.9 million in net cash used in financing activities for the first three months of 1999. We increased our borrowings under the revolving loan by an additional $4.0 million during the first three months ended March 25, 2000. We had net activity with Bausch & Lomb, our 100% shareholder up until the recapitalization, of $12.9 million for the first three months of 1999.

We anticipate that our operating cash flow, together with borrowings under our credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are subject to market risks arising from changes in interest rates and foreign currency exchange rates. Our primary interest rate exposure results from changes in LIBOR or the base rate which are used to determine the applicable interest rates under our term loans and revolving credit facility. We have entered into an interest rate protection agreement designed to protect us against fluctuations in interest rates with respect to at least 50% of the aggregate principal amount of the term loans and the senior subordinated notes. Interest rate swaps have the effect of converting variable rate obligations to fixed or other interest rate obligations. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $1.6 million. Fluctuations in interest rates will not affect the interest payable on the senior subordinated notes, senior discount debentures or subordinated discount note, which is fixed.

      We do not use financial instruments for trading or other speculative purposes.

      We also have exposure to some foreign currency exchange-rate fluctuations for the cash flows received from our foreign affiliates. This risk is mitigated by the fact that their operations are conducted in their respective local currencies, and it is not our intention to repatriate earnings prospectively. Currently, we do not engage in any foreign currency hedging activities as we do not believe that our foreign currency exchange-rate risk is material.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

10.1  Management Incentive Plan

27.1  Financial Data Schedule

         (b) No Reports on Form 8-K were filed during the quarter ended March 25, 2000

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  CHARLES RIVER LABORATORIES HOLDINGS, INC.
                                  ----------------------------------------------


May 8, 2000                       /s/ Thomas F. Ackerman
                                  --------------------------------
                                  Thomas F. Ackerman

                                  Sr. Vice President and Chief Financial Officer