Form 10-Q
period 2000-06-24
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2000-08-08
CIK 1100682

                                  UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 -----------------------------------------------

                                    FORM 10-Q
                            ------------------------

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 24, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-92383

                 CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
             (Exact Name of Registrant as specified in its Charter)

       DELAWARE                                 06-1397316
 (State of Incorporation)            (I.R.S. Employer Identification No.)

             251 BALLARDVALE STREET, WILMINGTON, MASSACHUSETTS 01887
               (Address of Principal Executive Offices)(Zip Code)

                                  978-658-6000
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         As of June 24, 2000 there were 19,820,369 shares of the registrant's common stock outstanding

                 Charles River Laboratories International, Inc.

                                    Form 10-Q
                  For the Quarterly Period Ended June 24, 2000

                                Table of Contents

Part I.     Financial Information                                                                                       PAGE
                                                                                                                        ----
            Item 1.      Financial Statements....................................................................          3
                           Condensed Consolidated Statements of Income (Unaudited) for the six
                           months ended June 24, 2000 and June 26, 1999..........................................          3

                           Condensed Consolidated Statements of Income (Unaudited) for the
                           three months ended June 24, 2000 and June 26, 1999....................................          4

                           Condensed Consolidated Balance Sheet as of December 25, 1999 and June 24, 2000........          5

                           Condensed Consolidated Statements of Cash Flows (Unaudited) as of
                           June 24, 2000 and June 26, 1999.......................................................          6

                           Notes to Unaudited Condensed Consolidated Interim Financial
                           Statements ...........................................................................          7

            Item 2.      Management's Discussion and Analysis of Financial Condition and
                         Results of Operations...................................................................         12

            Item 3.      Qualitative and Quantitative Disclosure About Market Risk...............................         16

Part II.    Other Information
            Item 6.      Exhibits ...............................................................................         17
                         Signatures..............................................................................         18

                 CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
            FOR THE SIX-MONTHS ENDED JUNE 26, 1999 AND JUNE 24, 2000
                (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                                                SIX MONTHS ENDED
                                                                   -------------------------------------------
                                                                             JUNE 26,            JUNE 24,
                                                                               1999                2000
                                                                    ----------------     ----------------
Net sales related to products ..................................       $     93,153        $    106,970
Net sales related to services ..................................             15,013              36,429
                                                                       ------------        ------------
Total net sales ................................................       $    108,166        $    143,399
Costs and Expenses
   Cost of products sold .......................................             55,113              59,511
   Cost of services provided ...................................              9,209              24,401
   Selling, general and administrative .........................             19,911              24,240
   Amortization of goodwill and intangibles ....................                764               1,802
                                                                       ------------        ------------
Operating income ...............................................             23,169              33,445
Other income (expense)
   Interest income .............................................                359                 291
   Interest expense ............................................               (171)            (25,821)
   Loss from foreign currency, net .............................               (153)               (160)
   Other income (expense) ......................................                  -                 390
                                                                       ------------        ------------
Income before income taxes, minority interests and earnings from
   equity investments ..........................................             23,204               8,145
Provision for income taxes .....................................             10,011                (396)
                                                                       ------------        ------------
Income before minority interests and earnings from equity
   investments .................................................             13,193               8,541
Minority interests .............................................                 (2)               (679)
Earnings from equity investments ...............................              1,117                 748
                                                                       ------------        ------------
Net Income .....................................................       $     14,308        $      8,610
                                                                       ============        ============
Earnings per common share
   Basic .......................................................       $        .72        $        .43
   Diluted .....................................................       $        .72        $        .37
Weighted average number of common shares outstanding
   Basic .......................................................         19,820,369          19,820,369
   Diluted .....................................................         19,820,369          23,571,555




            See Notes to Condensed Consolidated Financial Statements

                 CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  FOR THE THREE-MONTHS ENDED JUNE 26, 1999 AND
                   JUNE 24, 2000 (DOLLARS IN THOUSANDS EXCEPT
                               FOR PER SHARE DATA)


                                                                                THREE MONTHS ENDED
                                                                    ------------------------------------
                                                                            JUNE 26,            JUNE 24,
                                                                               1999                2000
                                                                    ----------------    ----------------
Net sales related to products ..................................       $     47,996        $     56,154
Net sales related to services ..................................              7,890              17,943
                                                                       ------------        ------------
Total net sales ................................................       $     55,886        $     74,097
Costs and Expenses
   Cost of products sold .......................................             27,367              30,518
   Cost of services provided ...................................              4,795              12,002
   Selling, general and administrative .........................             11,092              12,427
   Amortization of goodwill and intangibles ....................                353                 937
                                                                       ------------        ------------
Operating income ...............................................             12,279              18,213
Other income (expense)
   Interest income .............................................                134                 149
   Interest expense ............................................                (94)            (13,157)
   Loss from foreign currency, net .............................               (100)               (130)
   Other income (expense) ......................................                  -                 390
                                                                       ------------        ------------
Income before income taxes, minority interests and earnings from
   equity investments ..........................................             12,219               5,465
Provision for income taxes .....................................              5,485              (2,864)
                                                                       ------------        ------------

Income before minority interests and earnings from equity
   investments .................................................              6,734               8,329

Minority interests .............................................                 (9)               (462)
Earnings from equity investments ...............................                510                 107
                                                                       ------------        ------------
Net Income .....................................................       $      7,235        $      7,974
                                                                       ============        ============
Earnings per common share
   Basic .......................................................       $        .37        $        .40
   Diluted .....................................................       $        .37        $        .34
Weighted average number of common shares outstanding
   Basic .......................................................         19,820,369          19,820,369
   Diluted .....................................................         19,820,369          23,571,555




                 See Notes to Consolidated Financial Statements

                 CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                   DECEMBER 25,     JUNE 24,
                                                                                      1999            2000
                                                                                                  (UNAUDITED)
                                                                                -------------    -------------
ASSETS
Current assets
   Cash and cash equivalents ..............................................       $  15,010        $  18,993
   Trade receivables, less allowances of $978 and $976, respectively ......          36,293           50,930
   Inventories ............................................................          30,534           32,192
   Deferred income taxes ..................................................             632              632
   Due from affiliates ....................................................           1,233               99
   Other current assets ...................................................           5,293            5,492
                                                                                  ---------        ---------
     Total current assets .................................................          88,995          108,338
Property, plant and equipment, net ........................................          85,413          117,741
Goodwill and other intangibles, less accumulated amortization of $6,073 and
    $8,971, respectively ..................................................          36,958           41,658
Investments in affiliates .................................................          21,722            2,166
Deferred tax asset ........................................................         101,560          101,783
Deferred financing costs ..................................................          14,015           13,747
Other assets ..............................................................          14,393           13,467
                                                                                  ---------        ---------
     Total assets .........................................................       $ 363,056        $ 398,900
                                                                                  =========        =========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
   Current portion of long-term debt ......................................       $   3,290        $   6,442
   Current portion of capital lease obligation ............................             253              211
   Accounts payable .......................................................           9,291            8,693
   Accrued compensation ...................................................          10,792           13,540
   Deferred income ........................................................           7,643            5,808
   Accrued interest .......................................................           8,935            8,363
   Accrued liabilities ....................................................          18,479           20,444
   Accrued income taxes ...................................................           2,738            3,577
                                                                                  ---------        ---------
     Total current liabilities ............................................          61,421           67,078
Long-term debt ............................................................         381,706          392,742
Deferred tax liability ....................................................           4,990            6,964
Capital lease obligations .................................................             795              621
Accrued ESLIRP ............................................................           8,315            8,638
Other long-term liabilities ...............................................           2,469            3,851
                                                                                  ---------        ---------
     Total liabilities ....................................................         459,696          479,894
                                                                                  ---------        ---------
Commitments and contingencies (Note 3)
Minority interests ........................................................             304           14,471
Redeemable common stock ...................................................          13,198           13,198
Shareholder's equity
   Common stock ...........................................................             198              198
   Capital in excess of par value .........................................         206,940          202,403
   Retained earnings ......................................................        (307,351)        (298,741)
   Loans to officers ......................................................            (920)            (920)
   Accumulated other comprehensive income .................................          (9,009)         (11,603)
                                                                                  ---------        ---------
     Total shareholder's equity ...........................................        (110,142)        (108,663)
                                                                                  ---------        ---------
     Total liabilities and shareholder's equity ...........................       $ 363,056        $ 398,900
                                                                                  =========        =========



            See Notes to Condensed Consolidated Financial Statements

                 CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                    ------------------------------------
                                                                                            JUNE 26,        JUNE 24,
                                                                                              1999           2000
                                                                                        -------------   -------------
CASH FLOWS RELATING TO OPERATING ACTIVITIES
   Net income ......................................................................       $ 14,308        $  8,610
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .................................................          5,816           8,012
     Amortization of debt issuance costs and discounts .............................              -           1,366
     Accretion of debenture and discount note ......................................              -           6,256
     Provision for doubtful accounts ...............................................            (13)             35
     Earnings from equity investments ..............................................         (1,117)           (748)
     Minority interests ............................................................              2             679
     Deferred income taxes .........................................................            309          (5,147)
     Stock compensation expense ....................................................             91               -
     Property, plant, and equipment write-downs and disposals ......................              -             528
     Other non-cash items ..........................................................              -              11
Changes in assets and liabilities
     Trade receivables .............................................................         (4,707)         (4,832)
     Inventories ...................................................................            589             (61)
     Due from affiliates ...........................................................           (779)            156
     Deferred financing cost .......................................................              -            (588)
     Other current assets ..........................................................           (694)           (122)
     Other assets ..................................................................           (481)         (1,740)
     Accounts payable ..............................................................         (1,210)         (3,532)
     Accrued compensation ..........................................................            368           3,050
     Accrued ESLIRP ................................................................            801             323
     Deferred income ...............................................................          2,607          (1,835)
     Accrued interest ..............................................................              -            (601)
     Accrued liabilities ...........................................................         (2,499)         (2,339)
     Accrued income taxes ..........................................................         (4,569)           (449)
     Other long-term liabilities ...................................................           (125)             10
                                                                                           --------        --------
         Net cash provided by operating activities .................................       $  8,697        $  7,042
                                                                                           --------        --------
CASH FLOWS RELATING TO INVESTING ACTIVITIES
   Capital expenditures ............................................................         (4,637)         (6,107)
   Contingent payments for prior year acquisitions .................................           (251)              -
   Acquisition of business, net of cash acquired of $3,163 .........................              -          (6,011)
   Proceeds from sale of animal colony .............................................              -           7,000
                                                                                           --------        --------
         Net cash used in investing activities .....................................       $ (4,888)       $ (5,118)
                                                                                           --------        --------
CASH FLOWS RELATING TO FINANCING ACTIVITIES
   Proceeds from long-term debt ....................................................              -           3,000
   Payments on long-term debt ......................................................            (35)           (600)
   Payments on capital lease obligations ...........................................           (124)           (216)
   Net activity with Bausch & Lomb .................................................         (6,147)              -
                                                                                           --------        --------
         Net cash provided by/used in financing activities .........................       $ (6,306)       $  2,184
                                                                                           --------        --------
Effect of exchange rate changes on cash and cash equivalents .......................           (745)           (125)
                                                                                           --------        --------
Net change in cash and cash equivalents ............................................         (3,242)          3,983
Cash and cash equivalents, beginning of period .....................................         24,811          15,010
                                                                                           --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................................       $ 21,569        $ 18,993
                                                                                           ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest ..........................................................       $    172        $ 18,773
   Cash paid for taxes .............................................................          2,978           4,539



            See Notes to Condensed Consolidated Financial Statements

                 CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1.   BASIS OF PRESENTATION

The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosure related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States, have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of Charles River Laboratories International, Inc. ("the Company"). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 25, 1999.

On June 5, 2000, a 1.927 for 1 exchange of stock was aproved by the Board of Directors of the Company. This exchange of stock was effective June 21, 2000. All earnings per common share amounts, references to common stock and shareholders' equity amounts have been restated as if the exchange of stock had occurred as of the earliest period presented.

2.   INITIAL PUBLIC OFFERING

The Company consummated an initial public offering ("the Offering") of 16,100,000 shares of its common stock at a price of $16 subsequent to June 24, 2000. The Company plans to use the net proceeds from the Offering of $236,068 to redeem a portion of its outstanding senior subordinated notes, and to repay its senior discount debentures, subordinated discount note and a portion of its bank debt. The Offering was declared effective and trading opened on the New York Stock Exchange on June 23, 2000, however the closing did not occur until the third quarter of 2000. For this reason, the net proceeds of the Offering, and the previously described use of these proceeds, has not been recorded in the accompanying unaudited condensed consolidated financial statements. See Note 4 for a discussion of the impact of the Offering on the provision for income taxes.

The following proforma presentation of selected unaudited balance sheet information gives effect to the Offering as if it had occurred on June 24, 2000.

                                                                                           Pro forma as of
                                                                                            June 24, 2000
                                                                                         -----------------
Total assets..........................................................................         $409,377
Total liabilities.....................................................................          283,504
Shareholders' equity .................................................................          111,402


The Company will record an extraordinary loss, net of tax, of approximately $29 million in the third quarter of 2000. This extraordinary loss will be attributable to premiums relating to the early repayment of a portion of the senior subordinated notes and the senior discount debentures, and the write-off of deferred financing costs and discounts associated with the debt repayment.


3.   SUPPLEMENTAL BALANCE SHEET INFORMATION


The composition of inventories is as follows:


                                                                                 DECEMBER 25,       JUNE 24,
                                                                                    1999              2000
                                                                               --------------    -------------
Raw materials and supplies ................................................       $   4,196        $   3,793
Work in process ...........................................................           1,608            1,374
Finished products .........................................................          24,730           27,025
                                                                                  ---------        ---------
Inventories ...............................................................       $  30,534        $  32,192
                                                                                  =========        =========

The composition of property, plant and equipment is as follows:

                                                                                 DECEMBER 25,       JUNE 24,
                                                                                    1999              2000
                                                                               --------------    -------------
Land ......................................................................       $   7,022        $   9,411
Buildings .................................................................          90,730          143,809
Machinery and equipment ...................................................          82,131           93,340
Leasehold improvements ....................................................           4,668            5,145
Furniture and fixtures ....................................................           1,826            1,931
Vehicles ..................................................................           2,689            2,585
Construction in progress ..................................................           4,679            4,569
                                                                                  ---------        ---------
                                                                                    193,745          260,790
Less accumulated depreciation .............................................        (108,332)        (143,049)
                                                                                  ---------        ---------
Net property, plant and equipment .........................................       $  85,413        $ 117,741
                                                                                  =========        =========



4.   INCOME TAXES

EFFECT OF THE OFFERING

As further described in Note 2, the Company closed its initial public offering in the third quarter of 2000. Although the net sources and uses of the proceeds are not reflected in the accompanying condensed consolidated financial statements, the Company has given effect to the impact of the Offering on its estimated annual effective tax rate and reduced such rate to 53.6%. The 53.6% effective tax rate has been reflected in the accompanying condensed consolidated statements of income for the three and six month periods ended June 24, 2000.

In addition, the Company has reassessed the need for a valuation allowance associated with the deferred tax asset balance discussed below. As a result of the Offering, the Company expects to be significantly more profitable in the future, due to reduced interest costs. The valuation allowance associated with the deferred tax asset described below has been reduced by $4,762, to $750. The reduction of the valuation allowance has been recorded as a tax benefit in the second quarter of 2000. The net deferred tax asset balance of $102,415 as of June 24, 2000 has been recorded at its estimated realizable value as determined by management after considering all available evidence, including historical operating results, projections of taxable income and tax planning strategies.

FINALIZATION OF TAX PURCHASE PRICE ALLOCATION

In connection with the leveraged recapitalization transaction which occurred effective September 29, 1999, CRL Acquisition LLC and Bausch & Lomb, the Company's shareholders, made a joint election under Internal Revenue Code 338(h)(10) to treat the transaction as an asset purchase resulting in a step-up in the tax basis of the underlying net assets. The election resulted in the recording of a deferred tax asset, net of valuation allowance, of $99,506 and a corresponding increase to capital in excess of par value. The Company was, however, still in the process of finalizing the tax purchase price allocation at December 25, 1999.

During the second quarter of 2000, the tax purchase price allocation related to the election described above was finalized. An adjustment of $4,537 has been recorded to reduce the net deferred tax asset balance and capital in excess of par value in accordance with the final tax purchase price allocation.

5.   COMMITMENTS AND CONTINGENCIES

    INSURANCE

     The Company maintains insurance for workers' compensation, auto liability, employee medical and general liability. The per claim loss limits are $250, with annual aggregate loss limits of $1,500. Related accruals were $2,813 and $2,861 on December 25, 1999 and June 24, 2000, respectively. Separately, the Company has provided a letter of credit in favor of the insurance carriers in the amount of $350.

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

     The Company is currently under a court order issued in June 1997 to remove its large animal operations from two islands located in the Florida Keys and to refoliate the islands. The Company removed its large animal operations from the island in the first quarter of 2000. The Company continues to hold discussions with the state of Florida and federal authorities regarding the extent of refoliation required on the islands and believes the reserves recorded in the accompanying condensed consolidated financial statements are sufficient to provide for the estimated exposure in connection with the refoliation. The Company has provided a letter of credit in regards to the completion of the refoliation on the island for $350.

6.   EARNINGS PER SHARE

     As described in the notes to the Company's consolidated financial statements as of, and for the fiscal year ended, December 25, 1999, pursuant to a recapitalization agreement effective September 29, 1999, all of the assets, liabilities, operations and cash flows relating to Charles River Laboratories, Inc., were contributed to an existing dormant subsidiary which was subsequently renamed Charles River Laboratories, Inc. Under the terms of the recapitalization, Charles River Laboratories, Inc., became a wholly owned subsidiary of Charles River Laboratories, International, Inc. The capital structure in place for periods prior to September 29, 1999 was significantly different than the capital structure of the Company after the recapitalization. The condensed consolidated income statements for the three month and six month periods ended June 26, 1999 also include operations of certain Bausch and Lomb (the Company's 100% shareholder prior to the recapitalization) entities which were not historically supported by the combined capital structure of Charles River Laboratories International, Inc. and Charles River Laboratories, Inc. As a result, the presentation of historical earnings per share data determined using the combined historical capital structure for the three month period and six month period ended June 26, 1999, would not be meaningful and has not been included in these condensed consolidated interim financial statements. Rather, earnings per share for the three months and six months ended June 26, 1999 have been computed assuming that the shares outstanding after the recapitalization had been outstanding for these periods.

     As a result of the recapitalization DLJ Merchant Banking Partners II, L.P. and affiliated funds, management and other investors indirectly owned 87.5% of the capital stock of the Company, and subsidiaries of Bausch and Lomb owned the remaining 12.5% as of June 24, 2000. Based upon the amounts invested, shares outstanding of common stock in Charles River Laboratories, International, Inc. at the date of the recapitalization totaled 19,820,369. Basic earnings per share for the three month period ended and the six month period ended June 26, 1999 was computed by dividing earnings available to common shareholders for these periods, by the weighted average number of common shares outstanding in the period subsequent to the recapitalization. Basic earnings per share for the three month and the six month periods ended June 24, 2000 was computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods.

     For purposes of calculating diluted earnings per share for the three month and the six month periods ended June 26, 1999, the weighted average number of common shares used in the basic earnings per share computation described above has not been adjusted to include common stock equivalents, as these common stock equivalents were issued in connection with the recapitalization financing and are not assumed to be outstanding for purposes of computing earnings per share in these periods. The weighted average number of common shares outstanding in the three month and six month periods ended June 24, 2000 has been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per shares for these periods.

The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings per share computations:


                                                           THREE MONTH PERIOD ENDED            SIX MONTH PERIOD ENDED
                                                      JUNE 26, 1999     JUNE 24, 2000     JUNE 26, 1999     JUNE 24, 2000
                                                     --------------    --------------    --------------    --------------
Numerator - basic and diluted earnings per share

Income available to common stockholders                $     7,235       $     7,974       $    14,308       $     8,610

Denominator:

Basic earnings per share - weighted
average shares outstanding                              19,820,369        19,820,369        19,820,369        19,820,369

Effect of dilutive securities -
stock options and warrants                                       -         3,751,186                 -         3,751,186
                                                       -----------       -----------       -----------       -----------
Diluted earnings per share - weighted
average shares outstanding                              19,820,369        23,571,555        19,820,369        23,571,555
                                                       ===========       ===========       ===========       ===========

Basic earnings per share                               $       .37       $       .40       $       .72       $       .43
Diluted earnings per share                             $       .37       $       .34       $       .72       $       .37

7.   ACQUISITIONS AND DISPOSALS

     On February 28, 2000, the Company acquired an additional 16% of the equity (340,840 common shares) of its 50% equity joint venture company, Charles River Japan, from Ajinomoto Co., Inc. The purchase price for the equity was 1.4 billion yen, or $12,844. One billion yen, or $9,174, was paid at closing, and the balance of 400 million yen, or $3,670, was deferred pursuant to a three-year balloon promissory note secured by a pledge of the 16% shares. The note bears interest at the long-term prime rate in Japan, 2.15% at June 24, 2000. Effective with the acquisition of this additional interest, the Company has control of, and is consolidating the operations of, Charles River Japan. The estimated fair value of the incremental net assets acquired is $6,207. Goodwill of $6,637 has been recorded in the accompanying condensed consolidated interim financial statements and is being amortized over its estimated useful life of 15 years.

     On March 10, 2000, the Company announced the closure of its Shamrock primate import and conditioning business in Small Dole, England. This closure was completed during the second quarter of 2000. The Company does not expect that the animal sales previously made by Shamrock will be significantly affected by the closure. A charge of $751 related to the closure was recorded in selling, general and administrative expenses in the first quarter of 2000. This reserve was fully utilized in the second quarter of 2000.

     During January 2000, the Company sold a product line within its research model business segment. The selling price of $7,000 approximated the net book value of the underlying assets at the time of the sales. In addition the Company had approximately $900 of deferred revenue which related to cash payments received in advance of shipping the research models. Under the term of the sales agreement, the Company is no longer obligated to ship research models and, accordingly, recorded this amount as income in the first quarter of 2000. Fiscal 1999 sales associated with this product line approximated $2,800.


8.   BUSINESS SEGMENT INFORMATION

     The following table presents sales and other financial information by product line segment for the three months ended and the six month period ended June 26, 1999 and June 24, 2000. Sales to unaffiliated customers represent net sales originating in entities primarily engaged in either animal services or biomedical products and services.


                                                        THREE MONTH PERIOD ENDED          SIX MONTH PERIOD ENDED
                                                    JUNE 26, 1999    JUNE 24, 2000    JUNE 26, 1999    JUNE 24, 2000
                                                -----------------------------------------------------------------------
Research Models
    Net sales                                          $37,520          $46,129          $73,782          $87,176
    Operating income                                    10,812           12,455           20,306           25,150
    Depreciation and amortization                        1,974            2,506            3,991            4,596
    Capital expenditures                                 1,070            1,796            2,512            3,281

Biomedical Products and Services
    Net sales                                           18,366           27,968           34,384           56,223
    Operating income                                     4,104            5,793            7,417           11,056
    Depreciation and amortization                          915            1,742            1,825            3,416
    Capital expenditures                                 1,604            1,525            2,125            2,826



Total assets atributable to the research models segment as of December 25, 1999 and June 24, 2000 were $268,381 and $305,489 respectively. Total assets attributable to the biomedical products and services segment as of December 25, 1999 and June 24, 2000 were $94,022 and $92,758 respectively.

A reconciliation of segment operating income to consolidated operating income is as follows:

                                        THREE MONTH PERIOD ENDED                SIX MONTH PERIOD ENDED
                                     JUNE 26, 1999      JUNE 24, 2000      JUNE 26, 1999      JUNE 24, 2000
                                   -------------------------------------------------------------------------
Total segment operating income          $ 14,916           $ 18,248           $ 27,723           $ 36,206
Unallocated corporate overhead            (2,637)               (35)            (4,554)            (2,761)
                                        --------           --------           --------           --------
Consolidated operating income             12,279             18,213             23,169             33,445
                                        ========           ========           ========           ========




9.   COMPREHENSIVE INCOME

     The components of comprehensive income for the six-month periods ended June 26, 1999 and June 26, 2000 are set forth below:


                                           THREE MONTH PERIOD ENDED                SIX MONTH PERIOD ENDED
                                      JUNE 26, 1999      JUNE 24, 2000      JUNE 26, 1999      JUNE 24, 2000
                                    -------------------------------------------------------------------------
Net income                              $  7,235           $  7,974           $ 14,308           $  8,610
Foreign currency translation              (2,203)              (721)            (4,768)            (2,594)
                                        --------           --------           --------           --------
Comprehensive income                       5,032              7,253              9,540              6,016
                                        ========           ========           ========           ========

Item 2 Managements Discussion and Analysis of financial condition and Results of Operations

SIX MONTHS ENDED JUNE 24, 2000 COMPARED TO SIX MONTHS ENDED JUNE 26, 1999

     NET SALES. Net sales for the first six months of 2000 were $143.4 million, an increase of $35.2 million, or 32.5%, from $108.2 million for the first six months of 1999.

     RESEARCH MODELS. Net sales of research models in the first six months of 2000 were $87.2 million, an increase of $13.4 million, or 18.2%, from $73.8 million for the first six months of 1999. The consolidation of Charles River Japan in the first six months of 2000 increased sales by $14.8 million. Small animal research model sales increased in North America by $3.0 million or 9.5% due to continued improved pricing, a shift to higher priced specialty units and an increase in unit volume. Small animal research model sales decreased in Europe by $3.1 million principally from the negative impact of $3.4 million due to foreign currency translations. We also experienced a decrease in the large animal breeding, import and conditioning area of $1.3 million principally due to the closure of a facility in the U.K. and the sale of our large animal colony, in the first quarter of 2000.

     BIOMEDICAL PRODUCTS AND SERVICES. Net sales of biomedical products and services for the first six months in 2000 were $56.2 million, an increase of $21.8 million, or 63.4%, from $34.4 million for the first six months of 1999. At the beginning of the fourth quarter in 1999 we acquired SBI Holding Inc. ("Sierra") which had sales of $15.4 million for the first six months of 2000. The remaining increase was due to significant sales increases of transgenic and research support services of $2.0 million, endotoxin detection systems of $0.9 million, biosafety testing of $1.5 million and sales from our contract site management contracts of $2.1 million, primarily due to better customer awareness of our outsourcing solutions.

     COST OF PRODUCTS SOLD AND SERVICES PROVIDED. Cost of products sold and services provided for the first six months of 2000 was $83.9 million, an increase of $19.6 million, or 30.5%, from $64.3 million for the first six months of 1999.

     RESEARCH MODELS. Cost of products sold and services provided for research models for the first six months of 2000 was $50.0 million, an increase of $6.5 million, or 14.9%, compared to $43.5 million for the first six months of 1999. Cost of products sold and services provided for the first six months of 2000 was 57.3% of net sales compared to 58.9% of net sales for the first six months of 1999. Cost of products sold and services provided increased at a lower rate than net sales due to the more favorable product mix and better pricing, as well as improved capacity utilization.

     BIOMEDICAL PRODUCTS AND SERVICES. Cost of products sold and services provided for biomedical products and services for the first six months of 2000 was $35.8 million, an increase of $14.9 million, or 71.3%, compared to $20.9 million for the first six months of 1999. Cost of products sold and services provided as a percentage of net sales increased from 60.8% for the first six months of 1999 to 63.7% for the first six months of 2000 due mainly to the acquisition of Sierra which has slightly lower margins.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first six months of 2000 were $24.2 million, an increase of $4.3 million, or 21.6%, from $19.9 million for the first six months of 1999. Selling, general and administrative expenses for the first six months of 2000 were 16.7% of net sales compared to 18.4% of net sales for the first six months of 1999.

     RESEARCH MODELS. Selling, general and administrative expenses for research models for the first six months of 2000 were $12.0 million, an increase of $2.0 million, or 20.0%, compared to $10.0 million for the first six months of 1999. The $2.0 million increase is mainly due to the consolidation of Charles River Japan. Selling, general and administrative expenses for the first six months in 2000 were 13.8% of net sales, compared to 13.6% for the first six months in 1999.

     BIOMEDICAL PRODUCTS AND SERVICES. Selling, general and administrative expenses for biomedical products and services for the first six months of 2000 were $9.4 million, an increase of $3.3 million, or 54.1%, compared to $6.1 million for the first six months of 1999. The acquisition of Sierra in the fourth quarter of 1999 accounts for $2.9 million of the increase. Selling, general and administrative expenses for the first six months of 2000 decreased to 16.7% of net sales, compared to 17.7% of net sales for the first six months of 1999, due to greater economies of scale.

     UNALLOCATED CORPORATE OVERHEAD. Unallocated corporate overhead, which consists of various corporate expenses, was $2.8 million for the first six months of 2000, a decrease of $1.7 million compared to $4.5 million for the first six months of 1999. Pension income of $1.4 million due to favorable investment returns primarily accounts for this decrease.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles for the first six months in 2000 was $1.8 million, an increase of $1.0 million from $0.8 million for the first six months in 1999. The increase was due to the effect of additional amortization of intangibles resulting from our Sierra acquisition.

     OPERATING INCOME. Operating income for the first six months of 2000 was $33.4 million, an increase of $10.2 million, or 44.0%, from $23.2 million for the first six months of 1999. Operating income for the first six months of 2000 was 23.3% of net sales, compared to 21.4% of net sales for the first six months of 1999. Operating income increased in total and as a percentage of net sales for the reasons described above.

     RESEARCH MODELS. Operating income from sales of research models for the first six months of 2000 was $25.2 million, an increase of $4.9 million, or 24.1%, from $20.3 million for the first six months of 1999. Operating income from sales of research models for the first six months of 2000 was 28.9% of net sales, compared to 27.5% for the first six months of 1999. The increase was attributable to the factors described above.

     BIOMEDICAL PRODUCTS AND SERVICES. Operating income from sales of biomedical products and services for the first six months of 2000 was $11.0 million, an increase of $3.6 million, or 48.6%, from $7.4 million for the first six months of 1999. Operating income from sales of biomedical products and services for the first six months of 2000 decreased to 19.6% of net sales, compared to 21.5% of net sales for the first six months of 1999. This was primarily due to the acquisition of Sierra, and the impact of the additional amortization of intangibles.

     INCOME TAXES. The effective tax rate for the first six months of 2000 excluding the reversal of the deferred tax valuation allowance of $4.8 million was 53.6% as compared to 43.1% for the first six months in 1999. The $4.8 million reversal of the valuation allowance was recorded as a tax benefit in the second quarter of 2000 due to a reassessment of the need for a deferred tax valuation allowance following the company's initial public offering of 16,100,000 shares of its common stock subsequent to the second quarter of 2000.

     INTEREST EXPENSE. Interest expense for the first six months of 2000 was $25.8 million. The $25.6 million increase from the first six months of 1999 was primarily due to the additional debt incurred as a result of the recapitalization which occurred on September 29, 1999. The interest rate of the senior subordinated notes as a result of meeting a financial ratio will remain at 13.5%.

     NET INCOME. Net income for the first six months of 2000 was $8.6 million, a decrease of $5.7 million from $14.3 million for the first six months of 1999. The decrease was attributable to the increased interest expense partially offset by operating income from operations and the reversal of the deferred tax valuation allowance.

THREE MONTHS ENDED JUNE 24, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 26,
1999

     NET SALES. Net sales for the three months ended June 24, 2000 were $74.1 million, an increase of $18.2 million, or 32.6%, from $55.9 million for the three months ended June 26, 1999.

     RESEARCH MODELS. Net sales of research models for the three months ended June 24, 2000 were $46.1 million, an increase of $8.6 million, or 22.9%, from $37.5 million for the three months ended June 26,1999. The consolidation of Charles River Japan for the second quarter of 2000 increased sales by $10.6 million. Small animal research model sales increased in North America by $1.7 million or 10.6% due to improved pricing, a shift to higher priced specialty units and an increase in unit volume. Small animal research model sales in Europe decreased $1.5 million due to the negative impact of $1.7 million from foreign currency translations. We also experienced a decrease in the large animal breeding, import and conditioning of $2.7 million due to the closure of a large animal facility in the U.K. and the sale of our large animal breeding colony in the first quarter of 2000.

     BIOMEDICAL PRODUCTS AND SERVICES. Net sales of biomedical products and services for the three months ended June 24, 2000 were $28.0 million, an increase of $9.6 million, or 52.2%, from $18.4 million for the three months ended June 26, 1999. At the beginning of the fourth quarter in 1999 we acquired Sierra which had sales of $7.3 million in the second quarter of 2000. The remaining increase was due to significant sales increases of transgenic and research support services of $0.9 million, endotoxin detection systems of $0.4 million, biosafety testing of $0.6 million and sales from our contract site management contracts of $1.0 million, primarily due to better customer awareness of our outsourcing solutions.

     COST OF PRODUCTS SOLD AND SERVICES PROVIDED. Cost of products sold and services provided for the three months ended June 24, 2000 was $42.5 million, an increase of $10.3 million, or 32.0%, from $32.2 million for the three months ended June 26, 1999.

     RESEARCH MODELS. Cost of products sold and services provided for research models for the three months ended June 24, 2000 was $26.9 million, an increase of $5.2 million, or 24.0%, compared to $21.7 million for the three months ended June 26, 1999. Cost of products sold and services provided for the three months ended June 24, 2000 was 58.2% of net sales compared to 57.9% of net sales for the three months ended June 26, 1999. Cost of products sold and services provided increased at a rate slightly higher than net sales due to the closure of the large animal facility in the U.K. which was completed in the second quarter of 2000.

     BIOMEDICAL PRODUCTS AND SERVICES. Cost of products sold and services provided for biomedical products and services for the three months ended June 24, 2000 was $17.6 million, an increase of $6.6 million, or 60.0%, compared to $11.0 million for the three months ended June 26, 1999. Cost of products sold and services provided as a percentage of net sales increased to 63.1% for the three months ended June 24, 2000 from 59.8% for the three months ended June 26, 1999 due mainly to the impact of the acquisition of Sierra which has slightly lower margins.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 24, 2000 were $12.4 million, an increase of $1.3 million, or 11.7%, from $11.1 million for the three months ended June 26, 1999. Selling, general and administrative expenses for the three months ended June 24, 2000 were 16.8% of net sales compared to 19.8% of net sales for the three months ended June 26, 1999.

     RESEARCH MODELS. Selling, general and administrative expenses for research models for the three months ended June 24, 2000 were $6.8 million, an increase of $1.8 million, or 36.0%, compared to $5.0 million for the three months ended June 26, 1999. The consolidation of Charles River Japan following our acquisition of an additional 16% of the equity in this entity during the first quarter of 2000 is the main reason for the increase. Selling, general and administrative expenses for the three months ended June 24, 2000 were 14.8% of net sales, compared to 13.3% for the three months ended June 26, 1999.

     BIOMEDICAL PRODUCTS AND SERVICES. Selling, general and administrative expenses for biomedical products and services for the three months ended June 24, 2000 were $4.6 million, an increase of $1.3 million, or 39.4%, compared to $3.3 million for the three months ended June 26, 1999. The acquisition of Sierra in the fourth quarter of 1999 is the major factor in the increase. Selling, general and administrative expenses for the three months ended June 24, 2000 decreased to 16.5% of net sales, compared to 17.9% of net sales for the three months ended June 26, 1999, due to greater economies of scale.

     UNALLOCATED CORPORATE OVERHEAD. Unallocated corporate overhead, which consists of various corporate expenses, was $0.1 million for the three months ended June 24, 2000, a decrease of $2.5 million, compared to $2.6 million for the three months ended June 26, 1999 due mainly to pension income of $1.4 million from favorable investment results.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles for the three months ended June 24, 2000 was $0.9 million, an increase of $0.5 million from $0.4 million for the three months ended June 26, 1999. The increase was due to the effect of additional amortization of intangibles resulting from our Sierra acquisition.

     OPERATING INCOME. Operating income for the three months ended June 24, 2000 was $18.2 million, an increase of $5.9 million, or 48.0%, from $12.3 million for the three months ended June 26, 1999. Operating income for the three months ended June 24, 2000 was 24.6% of net sales, compared to 22.0% of net sales for the three months ended June 26, 1999. Operating income increased in total and as a percentage of net sales for the reasons described above.

     RESEARCH MODELS. Operating income from sales of research models for the three months ended June 24, 2000 was $12.5 million, an increase of $1.7 million, or 15.7%, from $10.8 million for the three months ended June 26, 1999. Operating income from sales of research models for the three months ended June 24, 2000 was 27.1% of net sales, compared to 28.8% for the three months ended June 26, 1999. The decrease was attributable to the factors described above.

     BIOMEDICAL PRODUCTS AND SERVICES. Operating income from sales of biomedical products and services for the three months ended June 24, 2000 was $5.7 million, an increase of $1.6 million, or 39.0%, from $4.1 million for the three months ended June 26, 1999. Operating income from sales of biomedical products and services for the three months ended June 24, 2000 decreased to 20.4% of net sales, compared to 22.3% of net sales for the three months ended June 26, 1999. This was primarily due to the acquisition of Sierra, and the impact of additional amortization of intangibles.

     INCOME TAXES. The effective tax rate for the three months ended June 24, 2000 excluding the reversal of the deferred tax valuation allowance of 35.4% compares favorably to the effective tax rate of 44.9% for the three months ended June 26, 1999.

     INTEREST EXPENSE. Interest expense for the three months ended June 24, 2000 was $13.1 million. The $13.0 million increase for the second quarter was primarily due to the additional debt incurred as a result of the recapitalization which occurred on September 29, 1999.

     NET INCOME. Net income for the three months ended June 24, 2000 was $8.0 million, an increase of $0.8 million from $7.2 million for the three months ended June 26, 1999. The increase was attributable to increased operating income from operations and the reversal of the deferred tax valuation allowance which was partially offset by the increased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $19.0 million at June 24, 2000 compared with $15.0 million at December 25, 1999. Our principal sources of liquidity are cash flow from operations and borrowings under our credit facility.

     Net cash provided by operating activities during the six months ending June 24, 2000 was $7.0 million compared to $8.7 million for the six months ending June 26, 1999. Net income for the six month period ending June 24, 2000 was $8.6 million compared to $14.3 for the first six months of 1999. Net income was impacted by the non-cash accretion of the senior discount debentures and the subordinated discount note of $6.3 million. This was partially offset by the decrease in the deferred tax valuation allowance of $4.8 million.

     Net cash used in investing activities during the six months ending June 24, 2000 was $5.1 million compared to $4.9 million for the six months ending June 26, 1999. On February 28, 2000, the company acquired an additional 16% of the equity ( 340,840 common shares ) of its 50% equity joint venture company, Charles River Japan, from Ajinomoto Co., Inc. The purchase price for the equity was 1.4 billion yen or $12.8 million. One billion yen, or $9.2 million was paid at closing and the balance of 400 million yen, or $3.7 million was deferred pursuant to a three year balloon promissory note. We acquired $3.2 million in cash as a result of the acquisition. In January we sold an operation in Florida for $7.0 million. Capital expenditures for the first six months ending June 24, 2000 were $6.1 million compared to $4.6 million for the six months ending June 26, 1999.

     Net cash provided from financing activities during the six months ending June 24, 2000 was $2.2 million compared to cash used of $6.3 for the first six months in 1999. We increased our borrowings under the revolving loan by an additional $3.0 million during the first six months of 2000. During the first six months of 1999 we had net outflow activity with Bausch & Lomb, our 100% shareholder prior to the recapitalization, of $6.1 million.

We anticipate that our operating cash flow, together with borrowings under our credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due. However, Charles River Laboratories International, Inc. is a holding company with no operations or assets other than its ownership of 100% of the common stock of its subsidiary, Charles River Laboratories, Inc. We have no source of liquidity other than dividends from our subsidiary. Its ability to pay dividends is subject to limitations contained in the indenture governing the senior subordinated notes and the credit facility.

Item 3  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We are subject to market risks arising from changes in interest rates and foreign currency exchange rates. Our primary interest rate exposure results from changes in LIBOR or the base rate which are used to determine the applicable interest rates under our term loans and revolving credit facility. We have entered into an interest rate protection agreement designed to protect us against fluctuations in interest rates with respect to at least 50% of the aggregate principal amount of the term loans and the senior subordinated notes. Interest rate swaps have the effect of converting variable rate obligations to fixed or other interest rate obligations. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 10 basis points in the interest rate on all of our variable rate obligations would be approximately $1.7 million. Fluctuations in interest rates will not affect the interest payable on the senior subordinated notes, senior discount debentures or subordinated discount note, which is fixed.

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

                 Charles River Laboratories International, Inc.

                                    Form 10-Q
                  For the Quarterly Period Ended June 24, 2000



Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits filed during the quarter

               -- Amended and Restated Certificate of Incorporation of Charles River Laboratories International, Inc. *

               --   By-law of Charles River Laboratories International, Inc. *

                * Previously filed as an exhibit in the Registration Statement on Form S-1 of Charles River Laboratories International, Inc. (File No. 333-35524) filed June 23, 2000.

               27.1 Financial Data Schedule

           (b) No Reports on Form 8-K were filed during the quarter ended March 25, 2000

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CHARLES RIVER LABORATORIES
                                  INTERNATIONAL, INC.
                                  ---------------------------------------






August 4, 2000                    /s/ Thomas F. Ackerman
                                  ---------------------------
                                  Thomas F. Ackerman

                                  Sr. Vice President and Chief Financial Officer