Form 10-Q
period 2001-03-31
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2001-05-15
CIK 1100682

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE
           SECURITIES EXCHANGE ACT OF 1934

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of March 31, 2001 there were 40,127,642 shares of the registrant's common stock outstanding

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
Part I.   Financial Information
          Item 1.  Financial Statements...............................      3
          Condensed Consolidated Statements of Income (Unaudited) for
          the three months ended March 25, 2000 and March 31, 2001....      3
          Condensed Consolidated Balance Sheets as of December 30,
          2000 and March 31, 2001 (Unaudited).........................      4
          Condensed Consolidated Statements of Cash Flows (Unaudited)
          as of the three months ended March 25, 2000 and March 31,
            2001......................................................      5
          Notes to Unaudited Condensed Consolidated Interim Financial
            Statements................................................      6
          Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................     13
Part II.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K...................     17
          Signature...................................................     18

                 CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          FOR THE THREE MONTHS ENDED MARCH 25, 2000 AND MARCH 31, 2001
                (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                              -----------------------
                                                              MARCH 25,    MARCH 31,
                                                                 2000         2001
                                                              ----------   ----------
Net sales related to products...............................  $   54,016   $   62,078
Net sales related to services...............................      18,486       36,953
                                                              ----------   ----------
Total net sales.............................................  $   72,502   $   99,031
Costs and Expenses
  Cost of products sold.....................................      32,193       36,418
  Cost of services provided.................................      12,399       25,951
  Selling, general and administrative.......................      11,813       15,460
  Amortization of goodwill and intangibles..................         865        1,828
                                                              ----------   ----------
Operating income............................................      15,232       19,374
Other income (expense)
  Interest income...........................................         142          253
  Interest expense..........................................     (12,664)      (6,958)
  Other income (expense)....................................         (30)         555
                                                              ----------   ----------
Income before income taxes, minority interests, earnings
  from equity investments and extraordinary item............       2,680       13,224
Provision for income taxes..................................       2,468        5,555
                                                              ----------   ----------
Income before minority interests, earnings from equity
  investments and extraordinary item........................         212        7,669
Minority interests..........................................        (217)        (564)
Earnings from equity investments, net of tax................         641           83
                                                              ----------   ----------
Income before extraordinary item............................         636        7,188
Extraordinary loss, net of tax benefit of $128..............          --         (237)
                                                              ----------   ----------
Net income..................................................  $      636   $    6,951

Earnings per common share before extraordinary item
  Basic.....................................................  $     0.03   $     0.20
  Diluted...................................................  $     0.03   $     0.18
Earnings per common share after extraordinary item
  Basic.....................................................  $     0.03   $     0.19
  Diluted...................................................  $     0.03   $     0.17
Weighted average number of common shares outstanding before
  and after extraordinary item
  Basic.....................................................  19,820,369   36,582,532
  Diluted...................................................  23,571,555   40,287,045

            See Notes to Condensed Consolidated Financial Statements

                 CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 30,    MARCH 31,
                                                                  2000          2001
                                                              ------------   -----------
                                                                             (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents.................................   $  33,129      $  72,399
  Trade receivables, less allowances of $1,036 and $1,012,
    respectively............................................      45,949         78,295
  Inventories...............................................      33,890         34,287
  Deferred income taxes.....................................       2,055          2,055
  Due from affiliates.......................................          83             83
  Other current assets......................................       4,631          8,083
                                                               ---------      ---------
    Total current assets....................................     119,737        195,202
Property, plant and equipment, net..........................     117,001        139,694
Goodwill and other intangibles, less accumulated
  amortization of $10,810 and $12,624, respectively.........      41,893         91,529
Investments in affiliates...................................       2,442          2,514
Deferred tax asset..........................................     105,027        101,078
Deferred financing costs....................................       7,979          8,203
Other assets................................................      16,529         17,165
                                                               ---------      ---------
    Total assets............................................   $ 410,608      $ 555,385
                                                               =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt.........................   $     231      $  16,153
  Current portion of capital lease obligation...............         181          1,633
  Accounts payable..........................................      10,767         10,814
  Accrued compensation......................................      16,997         16,300
  Deferred income...........................................       5,223         11,760
  Accrued interest..........................................       3,451          7,059
  Accrued liabilities.......................................      24,187         33,078
  Accrued income taxes......................................       3,283          2,503
                                                               ---------      ---------
    Total current liabilities...............................      64,320         99,300
Long-term debt..............................................     201,957        228,302
Capital lease obligations...................................         543          2,403
Accrued ESLIRP..............................................      10,116         10,391
Other long-term liabilities.................................       3,415          3,886
                                                               ---------      ---------
    Total liabilities.......................................     280,351        344,282
                                                               ---------      ---------

Commitments and contingencies
Minority interests..........................................      13,330         11,962
Shareholders' equity
  Common stock $0.01 par value, 120,000,000 shares
    authorized, 35,920,369 and 40,127,642 shares issued and
    outstanding as of December 30, 2000 and March 31, 2001,
    respectively............................................         359            401
  Capital in excess of par value............................     451,404        529,959
  Retained earnings.........................................    (318,575)      (311,624)
  Loans to officers.........................................        (920)          (620)
  Accumulated other comprehensive income....................     (15,341)       (18,975)
                                                               ---------      ---------
    Total shareholders' equity..............................     116,927        199,141
                                                               ---------      ---------
    Total liabilities and shareholders' equity..............   $ 410,608      $ 555,385
                                                               =========      =========

            See Notes to Condensed Consolidated Financial Statements

                 CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 25,   MARCH 31,
                                                                2000        2001
                                                              ---------   ---------
CASH FLOWS RELATING TO OPERATING ACTIVITIES
Net income..................................................   $   636    $  6,951
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     3,764       5,439
  Amortization of debt issuance costs and discounts.........       683         453
  Accretion of debenture and discount note..................     3,161          --
  Provision for doubtful accounts...........................        82         199
  Extraordinary loss, net of tax............................        --         237
  Earnings from equity investments..........................      (641)        (83)
  Minority interests........................................       217         564
  Deferred income taxes.....................................       (42)      4,303
  Property, plant, and equipment write-downs and
    disposals...............................................        --         195
  Other non-cash items......................................        12          --
Changes in assets and liabilities:
  Trade receivables.........................................    (6,564)     (5,559)
  Inventories...............................................      (104)       (555)
  Due from affiliates.......................................       128          --
  Other current assets......................................      (583)     (2,663)
  Other assets..............................................      (102)       (426)
  Accounts payable..........................................    (2,585)     (2,581)
  Accrued compensation......................................      (413)     (2,035)
  Accrued ESLIRP............................................       167         275
  Deferred income...........................................      (782)       (208)
  Accrued interest..........................................     4,478       3,604
  Accrued liabilities.......................................      (740)        678
  Accrued income taxes......................................     1,243        (731)
  Other long-term liabilities...............................      (154)       (229)
                                                               -------    --------
    Net cash provided by operating activities...............   $ 1,861    $  7,828
                                                               -------    --------
CASH FLOWS RELATING TO INVESTING ACTIVITIES
  Capital expenditures......................................    (2,786)     (4,253)
  Contingent payments for prior year acquisitions...........        --        (250)
  Acquisition of businesses, net of cash acquired...........    (6,011)    (51,265)
  Proceeds from sale of animal colony.......................     7,000          --
                                                               -------    --------
    Net cash used in investing activities...................   $(1,797)   $(55,768)
                                                               -------    --------
CASH FLOWS RELATING TO FINANCING ACTIVITIES
  Proceeds from long term debt..............................     4,114      39,831
  Payments on long-term debt and revolving credit
    facility................................................      (300)    (12,099)
  Payments of deferred financing costs......................        --        (891)
  Payments on capital lease obligations.....................       (93)       (701)
  Proceeds from issuance of common stock, net of transaction
    fees....................................................        --      62,222
  Payments of officer loans.................................        --         300
                                                               -------    --------
    Net cash provided by financing activities...............   $ 3,721    $ 88,662
                                                               -------    --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (337)     (1,452)
Net change in cash and cash equivalents.....................     3,448      39,270
                                                               -------    --------
Cash and cash equivalents, beginning of period..............    15,010      33,129
                                                               -------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................   $18,458    $ 72,399
                                                               =======    ========
SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest..................................   $ 4,317    $  6,747
    Cash paid for taxes.....................................       980       2,339

                 CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

               NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
                              FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1.  BASIS OF PRESENTATION

    The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosure related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States, have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of Charles River Laboratories International, Inc. ("the Company"). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

2.  PUBLIC OFFERINGS

    On March 21, 2001, the Company consummated a public offering (the "Follow-on Offering") of 3,500,000 shares of its common stock at a price of $19.00 per share. As part of the Follow-on Offering, existing shareholders sold an additional 4,550,000 shares of common stock, which included the exercise of the underwriters' over-allotment option of 1,050,000 shares. The Company received proceeds of $62,222, net of underwriter's commissions and follow-on offering costs. The Company has used a portion of the proceeds to repay $3,000 and $9,000 of the Term Loan A and Term Loan B, respectively. As a result of this debt repayment the Company has recorded an extraordinary loss before tax of $365 due to the write-off of deferred financing costs. This extraordinary loss has been recorded net of a tax benefit of $128. The Company plans to use the remainder of the proceeds to repay a portion of its remaining indebtedness.

    On June 28, 2000, the Company consummated an initial public offering (the "IPO") of 16,100,000 shares of its common stock at a price of $16.00 per share. The Company used the net proceeds from the IPO of $235,964 plus cash on hand of $300 to repay $204,732 of its existing debt, including issuance discounts and premiums of $31,532.

3.  ACQUISITIONS AND DISPOSALS

ACQUISITIONS

    On January 8, 2001, Charles River Laboratories, Inc. ("CRL"), the Company's wholly owned subsidiary, purchased 100% of the common stock of Pathology Associates International Corporation ("PAI"). Consideration, including acquisition expenses, of $35,238 was paid with respect to this acquisition consisting of $25,557 in cash and a $12,000 callable convertible note. The convertible note has a five year term and bears interest at 2% per annum. As the stated interest rate attached to this $12,000 note is lower than the prevailing borrowing rate available to CRL, a discount of $2,319, which is being amortized over the life of the note, was recorded upon issuance. Consideration of $9,681 was recorded with respect to the convertible note. Under certain conditions the note is convertible into shares of the Company's common stock at a price of $23.38. The cash consideration was funded in part through a $15,000 drawdown from CRL's revolving credit facility. This acquisition was recorded as a purchase business combination and CRL is consolidating the operations of PAI from the date of acquisition.

                 CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

               NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
                        FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

3.  ACQUISITIONS AND DISPOSALS (CONTINUED)
    Effective February 27, 2001 CRL acquired Primedica Corporation ("Primedica") for consideration, including acquisition expenses, of $51,107. Consideration was comprised of $25,708 of cash, $16,375 of the Company's restricted common stock and $9,024 in assumed debt. This acquisition was recorded as a purchase business combination and CRL is consolidating the operations of Primedica. The acquisition agreement requires the Company to file a registration statement under the Securities Act covering the restricted common stock no later than July 1, 2001. In addition, the Company has the right to repurchase, at any time prior to July 1, 2001, the restricted common stock at a price equal to the greater of $24.05 or fair market value. Furthermore, in connection with the Primedica acquisition CRL amended its senior credit facility to add a $25,000 Term Loan C and to increase the interest rate on the Term Loan A. The interest rate on the Term Loan A, as amended, and the Term Loan C is based on the Libor rate plus 1.75% and 3.25%, respectively.

    As of March 31, 2001, CRL is in process of finalizing the purchase price allocation associated with the PAI and Primedica acquisitions. CRL believes the accounting for these acquisitions will be finalized during the second quarter of 2001. CRL's preliminary allocation of purchase price for these acquisitions, based on valuations which have not yet been finalized, is as follows:

                                                             PAI      PRIMEDICA
                                                           --------   ---------
Net current assets.......................................  $ 3,126     $ 6,415
Property, plant and equipment............................    1,276      24,637
Non-current assets.......................................      159          35
Non-current liabilities..................................       --        (859)
                                                           -------     -------
Estimated fair value, net tangible assets acquired.......    4,561      30,228
Goodwill and other intangible assets.....................   30,677      20,879
Consideration............................................   35,238      51,107
Less: assumed debt.......................................       --      (9,024)
                                                           -------     -------
                                                           $35,238     $42,083
                                                           =======     =======

    Net current liabilities in the above preliminary purchase price allocation includes a $530 liability recorded in accordance with EITF 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"). This liability relates to severance benefits to be provided to certain Primedica employees. These benefits are expected to be paid during 2001.

    Goodwill and other intangible assets recorded in the accompanying condensed consolidated interim financial statements associated with these acquisitions are being amortized over their estimated useful lives ranging from 2 to 20 years.

    The following selected unaudited pro forma consolidated results of operations are presented as if each of the acquisitions had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments for the amortization of goodwill, additional interest expense and related income tax effects. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the companies operated as

                 CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

               NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
                        FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

3.  ACQUISITIONS AND DISPOSALS (CONTINUED)
one during the period. No effect has been given for synergies, if any, that may have been realized through the acquisitions.

                                                         THREE MONTHS ENDED
                                                   -------------------------------
                                                   MARCH 25, 2000   MARCH 31, 2001
                                                   --------------   --------------
Net sales........................................     $94,849          $111,199
Income/(loss) before extraordinary item..........        (411)            6,981
Net income.......................................        (411)            6,744
Earnings/(loss) per common share before
  extraordinary item
  Basic..........................................     $ (0.02)         $   0.19
  Diluted........................................     $ (0.02)         $   0.17
Earnings/(loss) per common share after
  extraordinary item
  Basic..........................................     $ (0.02)         $   0.18
  Diluted........................................     $ (0.02)         $   0.17

    Refer to Note 7 for further discussion of the method of computation of earnings per share.

DISPOSALS

    During the fourth quarter of 2000, the Company recorded a pre-tax restructuring charge of $1,290 associated with the closing of a facility in France. As of December 31, 2000, $1,078 of this charge was unpaid and included in the consolidated balance sheet as an accrued liability. In the first quarter of 2001 the Company recorded an additional charge of $799 relating to additional severance payments negotiated with employees following labor disputes arising in the first quarter. These charges have been recorded in selling, general and administrative expenses in the accompanying condensed consolidated interim statements of income. A summary of the activity associated with these restructuring reserves is as follows:

                                                              EMPLOYEE
                                                             SEPARATIONS    OTHER      TOTAL
                                                             -----------   --------   --------
December 30, 2000..........................................     $  993       $85       $1,078
Additional charges recorded--first quarter 2001............        799        --          799
Amounts paid--first quarter 2001...........................         --        --           --
                                                                ------       ---       ------
March 31, 2001.............................................     $1,792       $85       $1,877
                                                                ======       ===       ======

                 CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

               NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
                        FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

4.  SUPPLEMENTAL BALANCE SHEET INFORMATION

    The composition of inventories is as follows:

                                                        DECEMBER 30,   MARCH 31,
                                                            2000         2001
                                                        ------------   ---------
Raw materials and supplies............................     $ 4,052      $ 4,283
Work in process.......................................         910        1,161
Finished products.....................................      28,928       28,843
                                                           -------      -------
Inventories...........................................     $33,890      $34,287
                                                           =======      =======

    Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Costs for large animals are accumulated in inventory until the large animals are sold.

    The composition of property, plant and equipment is as follows:

                                                       DECEMBER 30,   MARCH 31,
                                                           2000         2001
                                                       ------------   ---------
Land.................................................    $   9,367    $   9,100
Buildings............................................      142,569      146,331
Machinery and equipment..............................       95,407      102,401
Leasehold improvements...............................        5,747       15,706
Furniture and fixtures...............................        1,992        2,587
Vehicles.............................................        2,378        2,359
Construction in progress.............................        5,102        6,231
                                                         ---------    ---------
                                                           262,562      284,715
Less accumulated depreciation........................     (145,561)    (145,021)
                                                         ---------    ---------
Net property, plant and equipment....................    $ 117,001    $ 139,694
                                                         =========    =========

5.  INCOME TAXES

    The provision for income taxes recorded for the three months ended
March 25, 2000 included certain unfavorable permanent differences including nondeductible interest associated with debt recorded in the first half of 2000 which was subsequently repaid in connection with the Company's initial public offering on June 28, 2000.

6.  COMMITMENTS AND CONTINGENCIES

    INSURANCE

    The Company maintains insurance for workers' compensation, auto liability, employee medical and general liability. The per claim loss limits are $250, with annual aggregate loss limits of $1,500. Related accruals were $3,461 and $3,421 on December 30, 2000 and March 31, 2001, respectively. Separately, the Company has provided a letter of credit in favor of the insurance carriers in the amount of $2,500.

                 CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

               NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
                        FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

6.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    LITIGATION

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

7.  EARNINGS PER SHARE

    Basic earnings per share for the three month periods ended March 31, 2001 and March 25, 2000 was computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods.

    The weighted average number of common shares outstanding in the three month periods ended March 25, 2000 and March 31, 2001 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share before and after the extraordinary item for these periods.

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

                 CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

               NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
                        FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

7.  EARNINGS PER SHARE (CONTINUED)
    The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings per share before and after the extraordinary item computations:

                                                      THREE MONTH PERIOD ENDED
                                                   -------------------------------
                                                   MARCH 25, 2000   MARCH 31, 2001
                                                   --------------   --------------
Numerator--basic and diluted earnings per share
Income before the extraordinary item.............   $       636      $     7,188
Extraordinary loss...............................            --             (237)
Income after the extraordinary item..............           636            6,951
Denominator:
Basic earnings per share--weighted average shares
  outstanding....................................    19,820,369       36,582,532
Effect of dilutive securities--stock options and
  warrants.......................................     3,751,186        3,704,513
                                                    -----------      -----------
Diluted earnings per share--weighted average
  shares outstanding.............................    23,571,555       40,287,045
                                                    ===========      ===========
Basic earnings per share before extraordinary
  item...........................................   $      0.03      $      0.20
Diluted earnings per share before extraordinary
  item...........................................   $      0.03      $      0.18
Basic (loss) per share on extraordinary item.....            --      $     (0.01)
Diluted (loss) per share on extraordinary item...            --      $     (0.01)
Basic earnings per share after extraordinary
  item...........................................   $      0.03      $      0.19
Diluted earnings per share after extraordinary
  item...........................................   $      0.03      $      0.17

8.  BUSINESS SEGMENT INFORMATION

    The following table presents sales and other financial information by product line segment for the three month periods ended March 25, 2000 and March 31, 2001. Sales to unaffiliated customers

                 CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

               NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
                        FINANCIAL STATEMENTS (CONTINUED)

                             (DOLLARS IN THOUSANDS)

8. BUSINESS SEGMENT INFORMATION (CONTINUED) represent net sales originating in entities primarily engaged in either research models or biomedical products and services.

                                                      THREE MONTH PERIOD ENDED
                                                   -------------------------------
                                                   MARCH 25, 2000   MARCH 31, 2001
                                                   --------------   --------------
Research Models
  Net sales......................................     $41,104          $49,474
  Gross margin...................................      16,822           20,549
  Operating income...............................      11,999           13,271
  Depreciation and amortization..................       2,090            2,405
  Capital expenditures...........................       1,438            1,913
Biomedical Products and Services
  Net sales......................................      31,398           49,557
  Gross margin...................................      11,088           16,113
  Operating income...............................       5,940            8,480
  Depreciation and amortization..................       1,674            3,034
  Capital expenditures...........................       1,348            2,340

Total assets attributable to the research models segment as of December 30, 2000 and March 31, 2001 were $313,763 and $349,919 respectively. Total assets attributable to the biomedical products and services segment as of December 30, 2000 and March 31, 2001 were $96,845 and $205,466 respectively.

    A reconciliation of segment operating income to consolidated operating income is as follows:

                                                      THREE MONTH PERIOD ENDED
                                                   -------------------------------
                                                   MARCH 25, 2000   MARCH 31, 2001
                                                   --------------   --------------
Total segment operating income...................     $17,939          $21,751
Unallocated corporate overhead...................      (2,707)          (2,377)
                                                      -------          -------
Consolidated operating income....................     $15,232          $19,374
                                                      =======          =======

9.  COMPREHENSIVE INCOME/(LOSS)

    The components of comprehensive income/(loss) for the three-month periods ended March 25, 2000 and March 31, 2001 are set forth below:

                                                      THREE MONTH PERIOD ENDED
                                                   -------------------------------
                                                   MARCH 25, 2000   MARCH 31, 2001
                                                   --------------   --------------
Net income.......................................     $   636          $ 6,951
Foreign currency translation.....................      (1,873)          (3,634)
                                                      -------          -------
Comprehensive income/(loss)......................     $(1,237)         $ 3,317
                                                      =======          =======

10.  SUBSEQUENT EVENTS

    On April 27, 2001, the Company's French subsidiaries obtained a favorable legal judgement in a contract dispute, with a damages award of 26,500 French Francs or approximately $3,500. The Company expects the defendant to appeal the decision. No amounts have been recorded in the quarter ended March 31, 2001, with respect to this judgement.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 25,
  2000

    NET SALES. Net sales for the three months ended March 31, 2001 were $99.0 million, an increase of $26.5 million, or 36.6%, from $72.5 million for the three months ended March 25, 2000.

    RESEARCH MODELS. Net sales of research models for the three months ended March 31, 2001 were $49.5 million, an increase of $8.4 million, or 20.4%, from $41.1 million for the three months ended March 25, 2000. Small animal research model sales increased in North America by 13.5% due to improved pricing, a shift to higher priced specialty units and an increase in unit volume. Excluding negative currency translation of $1.1 million, small animal research model sales in Europe increased 13.7%. Small animal research model sales in Japan, which we began consolidating during the first quarter of 2000, were $11.1 million for the three months ended March 31, 2001. Our large animal breeding and import conditioning business sales decreased by $2.0 million for the three months ended March 31, 2001 due to the closure of our conditioning facility in the UK during the second quarter of 2000 and the sale of our Florida breeding colony, which was sold in the first quarter of 2000.

    BIOMEDICAL PRODUCTS AND SERVICES. Net sales of biomedical products and services for the three months ended March 31, 2001 were $49.5 million, an increase of $18.1 million, or 57.6%, from $31.4 million for the three months ended March 25, 2000. We acquired two businesses during the first quarter of 2001, Pathology Associates International Corporation ("PAI") on January 8 and Primedica Corporation ("Primedica") on February 27, which contributed
$16.1 million of sales in the quarter. On a proforma basis, giving effect to the acquisitions, sales of biomedical products and services increased 15.0% over last year, before the effects of unfavorable currency.

    COST OF PRODUCTS SOLD AND SERVICES PROVIDED. Cost of products sold and services provided for the three months ended March 31, 2001 was $62.4 million, an increase of $17.8 million, or 39.9%, from $44.6 million for the three months ended March 25, 2000. Cost of products sold and services provided for the three months ended March 31, 2001 were 63.0% of the net sales compared to 61.5% for the three months ended March 25, 2000.

    RESEARCH MODELS. Cost of products sold and services provided for research models for the three months ended March 31, 2001 was $28.9 million, an increase of $4.6 million, or 18.9%, compared to $24.3 million for the three months ended March 25, 2000. Cost of products sold and services provided for the three months ended March 31, 2001 improved to 58.4% of net sales compared to 59.1% of net sales for the three months ended March 25, 2000. Cost of products sold and services provided increased at a lower rate than net sales due to a more favorable product mix, improved pricing as well as improved capacity utilization.

    BIOMEDICAL PRODUCTS AND SERVICES. Cost of products sold and services provided for biomedical products and services for the three months ended
March 31, 2001 was $33.4 million, an increase of $13.1 million, or 64.5%, compared to $20.3 million for the three months ended March 25, 2000. Cost of products sold and services provided as a percentage of net sales increased to 67.5% for the three months ended March 31, 2001 from 64.6% for the three months ended March 25, 2000. Cost of products sold and services provided increased as a percentage of sales for the three months ended March 31, 2001 due to the addition of PAI and Primedica which operate at lower gross margins than the remainder of our biomedical products and services businesses.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 2001 were $15.5 million, an increase of $3.7 million, or 31.4%, from $11.8 million for the three months ended March 25, 2000. Selling, general and administrative expenses for the three months ended March 31, 2001 were 15.7% of net sales compared to 16.3% of net sales for the three months ended March 25, 2000.

    RESEARCH MODELS. Selling, general and administrative expenses for research models for the three months ended March 31, 2001 were $7.1 million, an increase of $2.3 million, or 47.9%, compared to $4.8 million for the three months ended March 25, 2000. Selling, general and administrative expenses for the three months ended March 31, 2001 were 14.3% of net sales, compared to 11.7% for the three months ended March 25, 2000, principally due to a $0.8 million restructuring charge in France.

    BIOMEDICAL PRODUCTS AND SERVICES. Selling, general and administrative expenses for biomedical products and services for the three months ended
March 31, 2001 were $6.0 million, an increase of $1.7 million, or 39.5%, compared to $4.3 million for the three months ended March 25, 2000. Selling, general and administrative expenses for the three months ended March 31, 2001 decreased to 12.1% of net sales, compared to 13.7% of net sales for the three months ended March 25, 2000, due to greater economies of scale realized through our acquisitions of PAI and Primedica.

    UNALLOCATED CORPORATE OVERHEAD. Unallocated corporate overhead, which consists of various corporate expenses and income items, was $2.4 million of expense for the three months ended March 31, 2001, compared to $2.7 million expense for the three months ended March 25, 2000 due mainly to pension income from favorable investment returns.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles for the three months ended March 31, 2001 was $1.8 million, an increase of $0.9 million from $0.9 million for the three months ended March 25, 2000. The increase was due to the effect of additional amortization of goodwill and other intangibles resulting from our PAI and Primedica acquisitions.

    OPERATING INCOME. Operating income for the three months ended March 31, 2001 was $19.4 million, an increase of $4.2 million, or 27.6%, from $15.2 million for the three months ended March 25, 2000. Operating income for the three months ended March 31, 2001 was 19.6% of net sales, compared to 21.0% of net sales for the three months ended March 25, 2000. Operating income as a percentage of net sales decreased due to the additional amortization expense incurred as a result of our acquisitions and the restructuring charge in France.

    RESEARCH MODELS. Operating income from sales of research models for the three months ended March 31, 2001 was $13.3 million, an increase of $1.3 million, or 10.8%, from $12.0 million for the three months ended March 25, 2000. Operating income from sales of research models for the three months ended March 31, 2001 was 26.9% of net sales, compared to 29.2% for the three months ended March 25, 2000, principally due to the restructuring charge in France.

    BIOMEDICAL PRODUCTS AND SERVICES. Operating income from sales of biomedical products and services for the three months ended March 31, 2001 was $8.5 million, an increase of $2.6 million, or 44.1%, from $5.9 million for the three months ended March 25, 2000. Operating income from sales of biomedical products and services for the three months ended March 31, 2001 decreased to 17.2% of net sales, compared to 18.8% of net sales for the three months ended March 25, 2000, due to the additional amortization expense resulting from the acquisitions of PAI and Primedica.

    INTEREST EXPENSE. Interest expense for the three months ended March 31, 2001 was $7.0 million, compared to $12.7 million for the three months ended March 25, 2000. The $5.7 million decrease is primarily due to the reduction of debt in the third quarter of 2000, which was repaid with proceeds from our June 2000 initial public offering.

    OTHER INCOME. During the three months ended March 31, 2001 we received insurance proceeds relating to damaged production facilities, which resulted in a net gain of $0.5 million.

    INCOME TAXES. The effective tax rate for the three months ended March 31, 2001 of 42.0% compares favorably to the effective tax rate of 92.1% for the three months ended March 25, 2000. The impact of leverage for the three months ended March 25, 2000 had an unfavorable effect on our tax rate by lowering our pretax income and increasing the impact of the permanent differences on the effective tax rate.

    INCOME BEFORE THE EXTRAORDINARY LOSS. Income before the extraordinary loss for the three months ended March 31, 2001 was $7.2 million, an increase of $6.6 million from $0.6 million for the three months ended March 25, 2000. The increase is driven by the increase in operating income, the decrease in interest expense and the decrease in our effective tax rate.

    EXTRAORDINARY LOSS. We recorded an extraordinary loss of $0.2 million during the first quarter of 2001. The pre-tax loss of $0.4 million is the result of the write off of deferred financing costs associated with the debt repayments, net of tax benefits of $0.2 million.

    NET INCOME. Net income for the three months ended March 31, 2001 was $7.0 million, an increase of $6.4 million from net income of $0.6 million for the three months ended March 25, 2000. The increase is attributable to the factors mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents of the Company totaled $72.4 million at March 31, 2001 compared with $33.1 million at December 30, 2000. Our principal sources of liquidity are cash from operations as well as cash provided by our public offerings.

    Net cash provided by operating activities for the three months ended
March 31, 2001 and March 25, 2000 was $7.8 million and $1.9 million respectively. The increase in cash provided by operations is primarily a result of our improved performance during the first three months of 2001.

    Net cash used in investing activities during the three months ended
March 31, 2001 and March 25, 2000 were $55.8 million and $1.8 million respectively. The increase in cash used is a result of our business acquisitions. During the first quarter of 2001 we used net cash of $51.3 million to acquire PAI and Primedica. In the first quarter of 2000, we used net cash of $6.0 million to acquire an additional 16% of equity in Charles River Japan. Also in order to grow our existing businesses we have incurred capital expenditures for the three month periods ended March 31, 2001 and March 30, 2000 of $4.3 million and $2.8 million, respectively.

    Net cash provided by financing activities during the three months ended March 31, 2001 and March 25, 2000 were $88.7 million and $3.7 million, respectively. During March 2001 we consummated a follow-on offering which netted $62.2 million in proceeds. We used $12.0 million of the proceeds to repay part of our bank financing. We plan to use the remaining proceeds to repay portions of our existing debt. Also the Company received $40.0 million from our bank financing which was used to purchase PAI and Primedica.

    We anticipate that our operating cash flow, along with borrowings under our credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are subject to market risks arising from changes in interest rates and foreign currency exchange rates. Our primary interest rate exposure results from changes in LIBOR or the base rate which are used to determine the applicable interest rates under our term loans and revolving credit facility. We have entered into an interest rate protection agreement designed to protect us against fluctuations in interest rates with respect to at least 50% of the aggregate principal amount of the term loans and the senior subordinated notes. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $1.5 million. Fluctuations in interest rates will not affect the interest payable on the senior subordinated notes, which is fixed.

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

                 CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included as part of this Report on Form 10-Q:

10.1**    Amended and Restated Credit Agreement, dated as of
          February 2, 2001, among Charles River Laboratories, Inc., the various financial institutions, Union Bank of California, N.A., Credit Suisse First Boston, and National
          City Bank, (Filed as Exhibit 10.1).
10.2*     Amendment No. 1 to the Credit Agreement among Charles River
          Laboratories, Inc., the various financial institutions, Union Bank of California, N.A., Credit Suisse First Boston, and National City Bank, dated April 18, 2001.
99.1*     Amendment No. 1 to the 2000 Incentive Plan of Charles River
          Laboratories International, Inc. dated May 8, 2001.

------------------------

*   Filed herewith.

** Previously filed as an exhibit to, and incorporated herein by reference from, the Charles River Laboratories International, Inc.'s Registration Statement on Form S-3 (File No. 333-55670), as amended, filed February 15, 2001.

(b) We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2001:

    - We filed a Current Report on Form 8-K on January 9, 2001, to announce, pursuant to Item 9, the completion of the acquisition of Pathology Associates International Corporation. On March 12, 2001, we filed an 8-K/A to amend this Form 8-K to change the Item number under which the information was filed from Item 9 ("Regulation FD Disclosure") to Item 5 ("Other Events").

    - We filed a Current Report on Form 8-k on February 7, 2001, to announce, pursuant to Item 9, the signing of a definative agreement to acquire Primedica Corporation from Genzyme Transgenics Corporation. On March 12, 2001, we filed an 8-K/A to amend this Form 8-K to change the Item number under which the information was filed from Item 9 ("Regulation FD Disclosure") to Item 5 ("Other Events").

    - We filed a Current Report on Form 8-K on February 15, 2001 to report pursuant to Item 5, our consolidated financial statements for the fiscal year ended December 30, 2000 and our Management's Discussions and Analysis of Financial Condition and Results of Operations. We filed our consolidated financial statements for the year ended December 31, 2000 with this report.

    - We filed a Current Report on Form 8-K on February 28, 2001 to announce, pursuant to Item 9, our completion of the acquisition of Primedica Corporation from Genzyme Transgenics Corporation.

    - We filed a Current Report on Form 8-K/A on March 12, 2001, to amend the Form 8-K to change the Item number under which the information was filed from Item 9 ("Regulation FD Disclosure") to Item 5 ("Other Events").

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CHARLES RIVER LABORATORIES
                                               INTERNATIONAL, INC.
May 15, 2001
                                               /s/ THOMAS F. ACKERMAN
                                               --------------------------------------------
                                               Thomas F. Ackerman
                                               SR. VICE PRESIDENT AND CHIEF FINANCIAL
                                               OFFICER