Form 10-Q
period 2001-06-30
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2001-08-10
CIK 1100682

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-92383

CHARLES RIVER LABORATORIES
INTERNATIONAL, INC.

(Exact Name of Registrant as specified in its Charter)

DELAWARE (State of Incorporation)	06-1397316 (IRS Employer Identification No.)
251 BALLARDVALE STREET, WILMINGTON, MASSACHUSETTS (Address of Principal Executive Offices)	01887 (Zip Code)

978-658-6000
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of July 31, 2001 there were 43,921,903 shares of the registrant's common stock outstanding

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2001

Table of Contents

		Page
Part I. Financial Information
Item 1.	Financial Statements:
	Condensed Consolidated Statements of Income (Unaudited) for the three months ended June 30, 2001 and June 24, 2000	3
	Condensed Consolidated Statements of Income (Unaudited) for the six months ended June 30, 2001 and June 24, 2000	4
	Condensed Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and December 30, 2000	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2001 and June 24, 2000	6
	Notes to Unaudited Condensed Consolidated Interim Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Part II. Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 6.	Exhibits and Reports on Form 8-K	22
	Signature	24

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

For the three months ended June 30, 2001 and June 24, 2000
(dollars in thousands except for share data)

	Three Months Ended
	June 30, 2001	June 24, 2000
Net sales related to products	$60,644	$59,487
Net sales related to services	56,176	17,943

Total net sales	116,820	77,430
Costs and Expenses
Cost of products sold	33,788	33,850
Cost of services provided	39,262	12,003
Selling, general and administrative	17,285	12,427
Amortization of goodwill and intangibles	1,993	937

Operating income	24,492	18,213
Other income (expense)
Interest income	346	149
Interest expense	(5,940)	(13,157)
Other income (expense)	(122)	260

Income before income taxes, minority interests, earnings from equity investments and extraordinary item	18,776	5,465
Provision for (benefit from) income taxes	7,659	(2,864)

Income before minority interests, earnings from equity investments and extraordinary item	11,117	8,329
Minority interests	(652)	(462)
Earnings from equity investments, net of tax	136	107

Income before extraordinary item	10,601	7,974
Extraordinary loss, net of tax benefit of $852	(1,583)	—

Net income	$9,018	$7,974

Earnings per common share before extraordinary item
Basic	$0.26	$0.40
Diluted	$0.24	$0.34
Earnings per common share after extraordinary item
Basic	$0.22	$0.40
Diluted	$0.21	$0.34
Weighted average number of common shares outstanding before and after extraordinary item
Basic	40,175,630	19,820,369
Diluted	44,052,166	23,571,555

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

For the six months ended June 30, 2001 and June 24, 2000
(dollars in thousands except for share data)

	Six Months Ended
	June 30, 2001	June 24, 2000
Net sales related to products	$122,722	$113,505
Net sales related to services	93,129	36,429

Total net sales	215,851	149,934
Costs and Expenses
Cost of products sold	70,206	66,043
Cost of services provided	65,213	24,402
Selling, general and administrative	32,745	24,242
Amortization of goodwill and intangibles	3,821	1,802

Operating income	43,866	33,445
Other income (expense)
Interest income	599	291
Interest expense	(12,898)	(25,821)
Other income	433	230

Income before income taxes, minority interests, earnings from equity investments and extraordinary item	32,000	8,145
Provision for (benefit from) income taxes	13,214	(396)

Income before minority interests, earnings from equity investments and extraordinary item	18,786	8,541
Minority interests	(1,216)	(679)
Earnings from equity investments, net of tax	219	748

Income before extraordinary item	17,789	8,610
Extraordinary loss, net of tax benefit of $980	(1,820)	—

Net income	$15,969	$8,610

Earnings per common share before extraordinary item
Basic	$0.46	$0.43
Diluted	$0.42	$0.37
Earnings per common share after extraordinary item
Basic	$0.42	$0.43
Diluted	$0.38	$0.37
Weighted average number of common shares outstanding before and after extraordinary item
Basic	38,403,244	19,820,369
Diluted	42,231,654	23,571,555

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2001	December 30, 2000
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$28,416	$33,129
Trade receivables, less allowances of $1,016 and $1,036, respectively	87,271	45,949
Inventories	36,607	34,510
Deferred income taxes	2,055	2,055
Due from affiliates	83	83
Other current assets	7,223	4,011

Total current assets	161,655	119,737
Property, plant and equipment, net	141,807	117,001
Goodwill and other intangibles, less accumulated amortization of $14,601 and $10,810, respectively	89,480	41,893
Investments in affiliates	2,799	2,442
Deferred tax asset	96,323	105,027
Deferred financing costs	7,431	7,979
Other assets	17,300	16,529

Total assets	$516,795	$410,608

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$685	$231
Current portion of capital lease obligations	164	181
Accounts payable	9,501	10,767
Accrued compensation	20,789	16,997
Deferred income	15,953	5,223
Accrued interest	3,440	3,451
Accrued liabilities	24,950	24,187
Accrued income taxes	4,981	3,283

Total current liabilities	80,463	64,320
Long-term debt	201,280	201,957
Capital lease obligations	428	543
Accrued ESLIRP	10,641	10,116
Other long-term liabilities	3,312	3,415

Total liabilities	296,124	280,351

Commitments and contingencies
Minority interests	12,453	13,330
Shareholders' equity
Common stock $0.01 par value, 120,000,000 shares authorized, 40,232,271 and 35,920,369 shares issued and outstanding as of June 30, 2001 and December 30, 2000, respectively	402	359
Capital in excess of par value	530,591	451,404
Retained earnings	(302,606)	(318,575)
Loans to officers	(341)	(920)
Accumulated other comprehensive income	(19,828)	(15,341)

Total shareholders' equity	208,218	116,927

Total liabilities and shareholders' equity	$516,795	$410,608

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Six Months Ended
	June 30, 2001	June 24, 2000
Cash flows relating to operating activities
Net income	$15,969	$8,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,029	8,012
Amortization of debt issuance costs and discounts	808	1,366
Accretion of debenture and discount note	—	6,256
Extraordinary loss, net of tax	1,820	—
Earnings from equity investments	(220)	(748)
Minority interests	1,216	679
Deferred income taxes	9,906	(5,147)
Loss on property, plant, and equipment write-downs and disposals	306	528
Other non-cash items	23	46
Changes in assets and liabilities:
Trade receivables	(14,877)	(4,832)
Inventories	(2,443)	(61)
Due from affiliates	—	156
Other current assets	(2,475)	(122)
Other assets	(746)	(1,740)
Accounts payable	(3,756)	(3,532)
Accrued compensation	2,698	3,050
Deferred income	3,985	(1,835)
Accrued interest	48	(601)
Accrued liabilities	(7,520)	(2,339)
Accrued income taxes	1,842	(449)
Accrued ESLIRP	525	323
Other long-term liabilities	(756)	10

Net cash provided by operating activities	18,382	7,630

Cash flows relating to investing activities
Capital expenditures	(11,726)	(6,107)
Contingent payments for prior year acquisitions	(250)	—
Acquisition of businesses, net of cash acquired	(51,265)	(6,011)
Proceeds from sale of animal colony	—	7,000

Net cash used in investing activities	(63,241)	(5,118)

Cash flows relating to financing activities
Proceeds from long term debt and revolving credit facility	41,915	3,000
Payments on long-term debt and revolving credit facility	(58,279)	(600)
Premium paid for early retirement of debt	(210)	—
Payments of deferred financing cost	(984)	(588)
Payments on capital lease obligations	(4,145)	(216)
Proceeds from issuance of common stock, net of transaction fees	62,222	—
Proceeds from exercise of employee stock options	633	—
Payments of officer loans	579	—

Net cash provided by financing activities	41,731	1,596

Effect of exchange rate changes on cash and cash equivalents	(1,585)	(125)

Net change in cash and cash equivalents	(4,713)	3,983
Cash and cash equivalents, beginning of period	33,129	15,010

Cash and cash equivalents, end of period	$28,416	$18,993

Supplemental cash flow information
Cash paid for interest	$11,795	$18,773
Cash paid for taxes	2,877	4,539

See Notes to Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(dollars in thousands)

1. Basis of Presentation

    The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosure related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States, have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position and results of operations of Charles River Laboratories International, Inc. ("the Company"). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

    Certain amounts in prior year financial statements and related notes have been reclassified to conform with current year presentation.

2. Public Offerings

    On March 21, 2001, the Company consummated a public offering ("the Follow-on Offering") of 8,050,000 shares of its common stock at a price of $19.00 per share. The Company issued 3,500,000 shares of common stock and existing shareholders sold 4,550,000 shares, which included the exercise of the underwriters' over-allotment option of 1,050,000 shares. The Company received proceeds of $62,222, net of underwriter's commissions and follow-on offering costs. The Company used $61,923 of the proceeds to repay existing debt, including issuance discounts. A premium of $210 was paid as a result of the early repayment of a portion of the convertible note. The uses of cash to repay debt are as follows:

Repayment of term loan A	$6,000
Repayment of term loan B	18,000
Repayment of term loan C	6,000
Repayment of revolver	17,000
Repayment of convertible note*	9,210
Repayment of other debt and early paydown of capital lease obligations	5,713

$61,923

*
Includes issuance discount and premium on early repayment

    An extraordinary loss before tax of $2,800 was recorded due to the write off of issuance discounts ($1,653) and deferred financing costs ($937) and the payment of a premium relating to the early extinguishment of debt ($210). This extraordinary loss has been recorded net of a tax benefit of $980.

    On June 28, 2000, the Company consummated an initial public offering (the "IPO") of 16,100,000 shares of its common stock at a price of $16.00 per share. The Company used the net proceeds from the IPO of $235,964 plus cash on hand of $300 to repay $204,732 of its existing debt, including issuance discounts and premiums of $31,532.

3. Acquisitions and Disposals

Acquisitions

    On January 8, 2001, Charles River Laboratories, Inc. ("CRL"), the Company's wholly owned subsidiary, purchased 100% of the common stock of Pathology Associates International Corporation ("PAI"). Consideration, including acquisition expenses, of $35,238 was paid with respect to this acquisition consisting of $25,557 in cash and a $12,000 callable convertible note. The convertible note has a five year term and bears interest at 2% per annum. As the stated interest rate attached to this $12,000 note is lower than the prevailing borrowing rate available to CRL, a discount of $2,319, which is being amortized over the life of the note, was recorded upon issuance. Consideration of $9,681 was recorded with respect to the convertible note. Under certain conditions, the note is convertible into shares of the Company's common stock at a premium to the Company's stock price at the date the note was issued. During the second quarter of 2001, the Company repaid $9,000, including issuance discounts of $1,653, of the convertible note. The cash consideration was funded in part through a $15,000 drawdown from CRL's revolving credit facility. This acquisition was recorded as a purchase business combination and CRL is consolidating the operations of PAI from the date of acquisition.

    Effective February 27, 2001 CRL acquired Primedica Corporation ("Primedica") for consideration, including acquisition expenses, of $51,107. Consideration was comprised of $25,708 of cash, $16,375 of the Company's common stock and $9,024 in assumed debt. This acquisition was recorded as a purchase business combination and CRL is consolidating the operations of Primedica from the date of acquisition. In connection with the Primedica acquisition CRL amended its senior credit facility to add a $25,000 Term Loan C and to increase the interest rate on the Term Loan A. The interest rate on the Term Loan A, as amended, and the Term Loan C is based on the Libor rate plus 1.75% and 3.25%, respectively.

    As of June 30, 2001, CRL has finalized the purchase price allocation associated with the PAI acquisition, however, the Primedica purchase price allocation will be finalized by the end of the fiscal year. CRL's allocation of purchase price for these acquisitions, based on valuations, of which Primedica's valuation has not been finalized, is as follows:

	PAI	Primedica
Net current assets	$3,126	$6,415
Property, plant and equipment	1,276	24,637
Non-current assets	159	35
Non-current liabilities	—	(859)

Estimated fair value, net assets acquired	4,561	30,228
Goodwill and other intangible assets	30,677	20,879
Consideration	35,238	51,107
Less: assumed debt	—	(9,024)

	$35,238	$42,083

    Net current assets in the above preliminary purchase price allocation includes a $530 severance liability recorded in accordance with EITF 95-3 "Recognition of Liabilities in Connection with a

Purchase Business Combination" ("EITF 95-3"). This liability relates to severance benefits to be provided to certain Primedica employees. Approximately $111 of these severence benefits were paid in the second quarter of 2001. The remaining $419 is expected to be paid by the end of fiscal 2002.

    Goodwill and other intangible assets recorded in the condensed consolidated interim financial statements associated with these acquisitions are being amortized over their estimated useful lives ranging from 2 to 20 years.

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

	Six Months Ended
	June 30, 2001	June 24, 2000
Net sales	$228,019	$196,812
Income/(loss) before extraordinary item	17,582	6,971
Net income	15,762	6,971
Earnings/(loss) per common share before extraordinary item
Basic	$0.46	$0.35
Diluted	$0.42	$0.30
Earnings/(loss) per common share after extraordinary item
Basic	$0.41	$0.35
Diluted	$0.37	$0.30

    Refer to Note 7 for further discussion of the method of computation of earnings per share.

Disposals

    During the fourth quarter of 2000, the Company recorded a pre-tax restructuring charge of $1,290 associated with the closing of a facility in France. As of December 31, 2000, $1,078 of this charge was unpaid and included in the consolidated balance sheet as an accrued liability. In the first and second quarter of 2001 the Company recorded an additional charge of $979 relating to additional severance payments negotiated with employees following labor disputes arising in the first quarter. These charges have been recorded in selling, general and administrative expenses in the accompanying condensed consolidated interim statements of income. A summary of the activities associated with these restructuring reserves is as follows:

	Employee Separations	Other	Total
December 30, 2000	$993	$85	$1,078
Additional charges recorded — through the second quarter 2001	979	—	979
Amounts paid — through the second quarter 2001	(81)	(66)	(147)

June 30, 2001	$1,891	$19	$1,910

4. Supplemental Balance Sheet Information

    The composition of inventories is as follows:

	June 30, 2001	December 30, 2000
Raw materials and supplies	$4,175	$4,052
Work in process	3,364	1,530
Finished products	29,068	28,928

Inventories	$36,607	$34,510

    Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Costs for large animals are accumulated in inventory until the large animals are sold.

    The composition of property, plant and equipment is as follows:

	June 30, 2001	December 30, 2000
Land	$8,985	$9,367
Buildings	145,658	142,569
Machinery and equipment	106,921	95,407
Leasehold improvements	16,858	5,747
Furniture and fixtures	2,551	1,992
Vehicles	2,353	2,378
Construction in progress	9,009	5,102

	292,335	262,562
Less accumulated depreciation	(150,528)	(145,561)

Net property, plant and equipment	$141,807	$117,001

5. Income Taxes

    The provision for income taxes recorded for the six months ended June 24, 2000 included a tax benefit of $4,762, which was the result of the Company reassessing the valuation allowance relating to state income taxes associated with the deferred tax asset. This reassessment was a result of the use of proceeds from the IPO to repay indebtedness, which significantly reduced the Company's interest cost.

6. Commitments and Contingencies

    Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's condensed consolidated financial statements.

    On April 27, 2001, the Company's French subsidiaries obtained a favorable legal judgement in a contract dispute, with a damages award of 26,500 French Francs or approximately $3,500. The defendant has appealed the decision and no amounts have been recorded as of June 30, 2001 with respect to this judgement.

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

7. Earnings per Share

    Basic earnings per share for the three and six month periods ended June 30, 2001 and June 24, 2000 were computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods.

    The weighted average number of common shares outstanding in the three and six month periods ended June 30, 2001 and June 24, 2000 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share before and after the extraordinary item for these periods.

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

    The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings per share before and after the extraordinary item computations:

	Three Month Period Ended		Six Month Period Ended
	June 30, 2001	June 24, 2000	June 30, 2001	June 24, 2000
Numerator — basic and diluted earnings per share
Income before extraordinary item	$10,601	$7,974	$17,789	$8,610
Extraordinary loss	(1,583)	—	(1,820)	—

Income after extraordinary item for purposes of calculating basic earnings per share	9,018	7,974	15,969	8,610
After tax equivalent of interest expense on 2% convertible note	27	—	55	—

Income for purposes of calculating diluted earnings per share	$9,045	$7,974	$16,024	$8,610

Denominator:
Basic earnings per share — weighted average shares outstanding	40,175,630	19,820,369	38,403,244	19,820,369
Effect of dilutive securities — stock options, warrants and convertible debt	3,876,536	3,751,186	3,828,410	3,751,186

Diluted earnings per share — weighted average shares outstanding	44,052,166	23,571,555	42,231,654	23,571,555

Basic earnings per share before extraordinary item	$0.26	$0.40	$0.46	$0.43
Diluted earnings per share before extraordinary item	$0.24	$0.34	$0.42	$0.37
Basic (loss) per share on extraordinary item	$(0.04)	$—	$(0.04)	$—
Diluted (loss) per share on extraordinary item	$(0.03)	$—	$(0.04)	$—
Basic earnings per share after extraordinary item	$0.22	$0.40	$0.42	$0.43
Diluted earnings per share after extraordinary item	$0.21	$0.34	$0.38	$0.37

8. Business Segment Information

    The following table presents sales and other financial information by product line segment for the three and six month periods ended June 30, 2001 and June 24, 2000. Sales to unaffiliated customers represent net sales originating in entities primarily engaged in either animal services or biomedical products and services.

	Three Month Period Ended		Six Month Period Ended
	June 30, 2001	June 24, 2000	June 30, 2001	June 24, 2000
Research Models
Net sales	$48,013	$46,359	$97,487	$87,464
Gross margin	20,917	19,510	41,465	36,333
Operating income	13,681	11,962	26,952	23,961
Depreciation and amortization	2,331	2,510	4,736	4,596
Capital expenditures	2,479	1,843	4,392	3,281
Biomedical Products and Services
Net sales	68,807	31,071	118,364	62,470
Gross margin	22,853	12,067	38,967	23,156
Operating income	12,476	6,303	20,956	12,243
Depreciation and amortization	4,259	1,738	7,293	3,416
Capital expenditures	4,994	1,478	7,334	2,826

    The net sales for the three months ended June 24, 2000 reported above differ from the net sales previously reported on Form 10Q filed for the second quarter ended June 24, 2000 by $2,839 and $494 for Research Models and Biomedical Products and Services, respectively. The net sales for the six months ended June 24, 2000 reported above differ from the net sales previously reported by $5,513 and $1,022 for Research Models and Biomedical Products and Services, respectively. These amounts have been reclassified from cost of sales to net sales in accordance with Emerging Issues Task Force Issue 00-10 "Accounting for Shipping and Handling Fees and Costs" (Refer to Note 1 to the Consolidated Financial Statements for the year ended December 30, 2000 filed on SEC Form 10K.)

    In addition, management has revised how it classifies certain European services within the existing business segments, which resulted in a reclassification of $2,609 and $5,225 of net sales from Research Models to Biomedical Products and Services for the three and six month periods ended June 24, 2000, respectively. Furthermore, these reclassifications resulted in operating income shifting from Research Models to Biomedical Products and Services for the three and six month periods ended June 24, 2000 by $493 and $1,189, respectively.

    Total assets attributable to the research models segment as of June 30, 2001 and December 30, 2000 were $302,853 and $313,763, respectively. Total assets attributable to the biomedical products and services segment as of June 30, 2001 and December 30, 2000 were $213,942 and $96,845, respectively.

    A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Month Period Ended		Six Months Period Ended
	June 30, 2001	June 24, 2000	June 30, 2001	June 24, 2000
Total segment operating income	$26,157	$18,265	$47,908	$36,204
Unallocated corporate overhead	(1,665)	(52)	(4,042)	(2,759)

Consolidated operating income	$24,492	$18,213	$43,866	$33,445

9. Comprehensive Income

    The components of comprehensive income for the three and six month periods ended June 30, 2001 and June 24, 2000 are set forth below:

	Three Month Period Ended		Six Month Period Ended
	June 30, 2001	June 24, 2000	June 30, 2001	June 24, 2000
Net income	$9,018	$7,974	$15,969	$8,610
Foreign currency translation	(853)	(721)	(4,487)	(2,594)

Comprehensive income	$8,165	$7,253	$11,482	$6,016

10. Recently Issued Accounting Standards

    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations" and No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 supercedes Accounting Principles Board Opinion No. 16, "Business Combinations." FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Provisions of FAS 141 will be effective for the Company's business acquisitions that are consummated after July 1, 2001. FAS 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be tested for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The general provisions of FAS 142 will be effective for the Company as of the beginning of fiscal 2002. However, certain provisions will be effective for all business acquisitions consummated after June 30, 2001. Management believes the adoption of FAS 142 in fiscal 2002 will result in a significant decrease in amortization of goodwill and intangibles on the consolidated statement of income and is currently in the process of quantifying the impact.

11. Subsequent Events

    On July 20, 2001, CRL completed an acquisition of 100% of the common stock of Genetic Models, Inc. for cash consideration of approximately $4,000. This acquisition will be recorded as a purchase business combination in the third quarter of 2001.

    On July 30, 2001, the Company exchanged 1,684,468 shares of its common stock for 1,685,049 warrants. After the exchange and the July 25, 2001 public offering there are 43,916,739 shares of common stock outstanding.

    On July 25, 2001 the Company consummated a public offering of 8,000,000 shares of common stock at a price of $29.00 per share. In the offering, the Company issued 2,000,000 shares of common stock and existing shareholders sold 6,000,000 shares. On July 30, 2001 existing shareholders sold an additional 724,700 shares of common stock through the exercise of the underwriters' overallotment option. The Company received proceeds of $55,216, net of the underwriters' commission. We plan to use the proceeds to repay a portion of our debt, retire obligations incurred in connection with recent acquisitions and for general corporate purposes.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Six Months ended June 30, 2001 Compared to the Six Months ended June 24, 2000

    Net Sales.  Net sales for the six months ended June 30, 2001 were $215.9 million, an increase of $66.0 million, or 44.0%, from $149.9 million for the six months ended June 24, 2000. On a pro forma basis, taking into effect our acquisitions of PAI and Primedica and excluding the negative impact of currency, our net sales increased 15.0%.

    Research Models.  Net sales of research models for the six months ended June 30, 2001 were $97.5 million, an increase of $10.1 million, or 11.6%, from $87.4 million for the six months ended June 24, 2000. Small animal research model sales increased in North America by 13.0% due to improved pricing, a shift to higher priced specialty units and an increase in unit volume. Excluding the negative impact of currency translation of $2.1 million, small animal research model sales in Europe increased 10.1%. Small animal research model sales in Japan, which we began consolidating during the first quarter of 2000, were $21.8 million for the six months ended June 30, 2001. Our large animal breeding and import conditioning business sales decreased by $2.3 million for the six months ended June 30, 2001 due to the closure of our conditioning facility in the UK during the second quarter of 2000 and the sale of our Florida breeding colony, which was sold in the first quarter of 2000.

    Biomedical Products and Services.  Net sales of biomedical products and services for the six months ended June 30, 2001 were $118.4 million, an increase of $55.9 million, or 89.4%, from $62.5 million for the six months ended June 24, 2000. We acquired two businesses during the first quarter of 2001, Pathology Associates International Corporation ("PAI") on January 8 and Primedica Corporation ("Primedica") on February 27, which contributed $49.2 million of sales in the six months ended June 30, 2001.

    Cost of Products Sold and Services Provided.  Cost of products sold and services provided for the six months ended June 30, 2001 was $135.4 million, an increase of $45.0 million, or 49.8%, from $90.4 million for the six months ended June 24, 2000. Cost of products sold and services provided for the six months ended June 30, 2001 were 62.7% of the net sales compared to 60.3% for the six months ended June 24, 2000 primarily due to the shift in sales mix and our recent acquisitions.

    Research Models.  Cost of products sold and services provided for research models for the six months ended June 30, 2001 was $56.0 million, an increase of $4.9 million, or 9.6%, compared to $51.1 million for the six months ended June 24, 2000. Cost of products sold and services provided for the six months ended June 30, 2001 improved to 57.4% of net sales compared to 58.5% of net sales for the six months ended June 24, 2000. Cost of products sold and services provided increased at a lower rate than net sales due to the more favorable product mix, improved pricing as well as improved capacity utilization principally in our North America and Japan regions.

    Biomedical Products and Services.  Cost of products sold and services provided for biomedical products and services for the six months ended June 30, 2001 was $79.4 million, an increase of $40.1 million compared to $39.3 million for the six months ended June 24, 2000. Cost of products sold and services provided as a percentage of net sales increased to 67.1% for the six months ended June 30, 2001 from 62.9% for the six months ended June 24, 2000. Cost of products sold and services provided increased as a percentage of sales for the six months ended June 30, 2001 due to the addition of PAI and Primedica. Although PAI and Primedica's current gross margins are lower than the gross margins of our other biomedical products and services businesses, they have improved since the time of acquisition.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended June 30, 2001 were $32.7 million, an increase of $8.5 million, or 35.1%, from $24.2 million for the six months ended June 24, 2000. Selling, general and administrative expenses for the six months ended June 30, 2001 were 15.1% of net sales compared to 16.1% of net sales for the six months ended June 24, 2000.

    Research Models.  Selling, general and administrative expenses for research models for the six months ended June 30, 2001 were $14.2 million, an increase of $2.1 million, or 17.4%, compared to $12.1 million for the six months ended June 24, 2000. Selling, general and administrative expenses for the six months ended June 30, 2001 were 14.6% of net sales, compared to 13.8% for the six months ended June 24, 2000, principally due to a $1.0 million restructuring charge in France.

    Biomedical Products and Services.  Selling, general and administrative expenses for biomedical products and services for the six months ended June 30, 2001 were $14.5 million, an increase of $5.2 million, or 55.9%, compared to $9.3 million for the six months ended June 24, 2000. Selling, general and administrative expenses for the six months ended June 30, 2001 decreased to 12.2% of net sales, compared to 14.9% of net sales for the six months ended June 24, 2000, due to greater economics of scale realized through our acquisitions of PAI and Primedica.

    Unallocated Corporate Overhead.  Unallocated corporate overhead, which consists of various corporate expenses, was $4.0 million for the six months ended June 30, 2001, compared to $2.8 million for the six months ended June 24, 2000 due mainly to increased research development expenses resulting from our technology deals as well as increased administrative expenses.

    Amortization of Goodwill and Other Intangibles.  Amortization of goodwill and other intangibles for the six months ended June 30, 2001 was $3.8 million, an increase of $2.0 million from $1.8 million for the six months ended June 24, 2000. The increase was due to the effect of additional amortization of goodwill and other intangibles resulting from our PAI and Primedica acquisitions.

    Operating Income.  Operating income for the six months ended June 30, 2001 was $43.9 million, an increase of $10.5 million, or 31.4%, from $33.4 million for the six months ended June 24, 2000. Operating income for the six months ended June 30, 2001 was 20.3% of net sales, compared to 22.3% of net sales for the six months ended June 24, 2000. Operating income as a percentage of net sales decreased due to the additional amortization expense incurred as a result of our acquisitions.

    Research Models.  Operating income from sales of research models for the six months ended June 30, 2001 was $27.0 million, an increase of $3.0 million, or 12.5%, from $24.0 million for the six months ended June 24, 2000. Operating income from sales of research models for the six months ended June 30, 2001 was 27.7% of net sales, compared to 27.4% for the six months ended June 24, 2000 due to increased sales offset somewhat by the restructuring charge in France.

    Biomedical Products and Services.  Operating income from sales of biomedical products and services for the six months ended June 30, 2001 was $20.9 million, an increase of $8.7 million, or 71.3%, from $12.2 million for the six months ended June 24, 2000. Operating income from sales of biomedical products and services for the six months ended June 30, 2001 decreased to 17.7% of net sales, compared to 19.5% of net sales for the six months ended June 24, 2000, due to the additional amortization expense resulting from the acquisitions of PAI and Primedica as well as their lower margins.

    Interest Expense.  Interest expense for the six months ended June 30, 2001 was $12.9 million, compared to $25.8 million for the six months ended June 24, 2000. The $12.9 million decrease is primarily due to the reduction of debt in the third quarter of 2000, along with further debt repayments and interest rate reductions in the first and second quarters of 2001.

    Other Income.  During the six months ended June 30, 2001, we received insurance proceeds relating to damaged production facilities, which resulted in a net gain of $0.5 million.

    Income Taxes.  The effective tax rate for the six months ended June 30, 2001 of 41.3% compares favorably to the effective tax rate of 53.6%, excluding the $4.8 million tax benefit, for the six months ended June 24, 2000. The impact of leverage for the six months ended June 24, 2000 had an unfavorable effect on our tax rate by lowering our pretax income and increasing the impact of the permanent differences on the tax rate.

    Income before the Extraordinary Loss.  Income before the extraordinary loss for the six months ended June 30, 2001 was $17.8 million, an increase of $9.2 million from $8.6 million for the six months ended June 24, 2000. The increase is driven by the increase in operating income, the decrease in interest expense and the decrease in our effective tax rate.

    Extraordinary Loss.  We recorded an extraordinary loss of $1.8 million during the first six months of 2001. The pre-tax loss of $2.8 million is the result of the write off of issuance discounts and deferred financing costs as well as the payment of a premium associated with the debt repayments, net of tax benefits of $1.0 million.

    Net Income.  Net income for the six months ended June 30, 2001 was $16.0 million, an increase of $7.4 million from net income of $8.6 million for the six months ended June 24, 2000. The increase is attributable to the reasons mentioned above.

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 24, 2000

    Net Sales.  Net sales for the three months ended June 30, 2001 were $116.8 million, an increase of $39.4 million, or 50.9%, from $77.4 million for the three months ended June 24, 2000. On a pro forma basis, taking into effect our acquisitions of PAI and Primedica and excluding the negative impact of currency, our net sales increased by 17.5%.

    Research Models.  Net sales of research models for the three months ended June 30, 2001 were $48.0 million, an increase of $1.7 million, or 3.7%, from $46.3 million for the three months ended June 24, 2000. Small animal research model sales increased in North America by 12.6% due to improved pricing, a shift to higher priced specialty units and an increase in unit volume. Excluding the negative impact of currency translation of $0.9 million, small animal research model sales in Europe increased 5.4%. Small animal research model sales in Japan increased 12.9%, excluding negative currency translation. Our large animal breeding and import conditioning business sales decreased by $0.4 million for the three months ended June 30, 2001 due to the closure of our conditioning facility in the UK during the second quarter of 2000.

    Biomedical Products and Services.  Net sales of biomedical products and services for the three months ended June 30, 2001 were $68.8 million, an increase of $37.7 million from $31.1 million for the three months ended June 24, 2000. We acquired two businesses during the first quarter of 2001, Pathology Associates International Corporation ("PAI") on January 8 and Primedica Corporation ("Primedica") on February 27, which contributed $33.1 million of sales in the three months ended June 30, 2001.

    Cost of Products Sold and Services Provided.  Cost of products sold and services provided for the three months ended June 30, 2001 was $73.1 million, an increase of $27.2 million, or 59.3%, from $45.9 million for the three months ended June 24, 2000. Cost of products sold and services provided for the three months ended June 30, 2001 were 62.6% of the net sales compared to 59.3% for the three months ended June 24, 2000 primarily due to the shift in sales mix and our recent acquisitions.

    Research Models.  Cost of products sold and services provided for research models for the three months ended June 30, 2001 was $27.1 million, an increase of $0.2 million, or 0.7%, compared to $26.9 million for the three months ended June 24, 2000. Cost of products sold and services provided for the three months ended June 30, 2001 improved to 56.5% of net sales compared to 58.1% of net sales for the three months ended June 24, 2000. Cost of products sold and services provided increased at a lower rate than net sales due to the more favorable product mix, improved pricing as well as improved capacity utilization, principally in our North America and Japan regions.

    Biomedical Products and Services.  Cost of products sold and services provided for biomedical products and services for the three months ended June 30, 2001 was $46.0 million, an increase of $27.0 million, compared to $19.0 million for the three months ended June 24, 2000. Cost of products sold and services provided as a percentage of net sales increased to 66.8% for the three months ended June 30, 2001 from 61.1% for the three months ended June 24, 2000. Cost of products sold and services provided increased as a percentage of sales for the three months ended June 30, 2001 due to the addition of PAI and Primedica. Although PAI and Primedica's current gross margins are lower than the gross margins of our other biomedical products and services businesses, they have improved since the time of acquisition.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended June 30, 2001 were $17.3 million, an increase of $4.9 million, or 39.5%, from $12.4 million for the three months ended June 24, 2000. Selling, general and administrative expenses for the three months ended June 30, 2001 were 14.8% of net sales compared to 16.0% of net sales for the three months ended June 24, 2000.

    Research Models.  Selling, general and administrative expenses for research models for the three months ended June 30, 2001 were $7.2 million, a decrease of $0.1 million, or 1.4%, compared to $7.3 million for the three months ended June 24, 2000. Selling, general and administrative expenses for the three months ended June 30, 2001 were 15.0% of net sales, compared to 15.8% for the three months ended June 24, 2000, principally due to economies of scale.

    Biomedical Products and Services.  Selling, general and administrative expenses for biomedical products and services for the three months ended June 30, 2001 were $8.5 million, an increase of $3.5 million, or 70.0%, compared to $5.0 million for the three months ended June 24, 2000. Selling, general and administrative expenses for the three months ended June 30, 2001 decreased to 12.4% of net sales, compared to 16.1% of net sales for the three months ended June 24, 2000, due to greater economics of scale and synergies realized through our acquisitions of PAI and Primedica.

    Unallocated Corporate Overhead.  Unallocated corporate overhead, which consists of various corporate expenses, was $1.6 million of expense for the three months ended June 30, 2001, compared to $0.1 million expense for the three months ended June 24, 2000 due mainly to increased research and development expenses resulting from our technology deals as well as increased administrative expenses, along with reduced pension income in the second quarter of 2001.

    Amortization of Goodwill and Other Intangibles.  Amortization of goodwill and other intangibles for the three months ended June 30, 2001 was $2.0 million, an increase of $1.1 million from $0.9 million for the three months ended June 24, 2000. The increase was due to the effect of additional amortization of goodwill and other intangibles resulting from our PAI and Primedica acquisitions.

    Operating Income.  Operating income for the three months ended June 30, 2001 was $24.5 million, an increase of $6.3 million, or 34.6%, from $18.2 million for the three months ended June 24, 2000. Operating income for the three months ended June 30, 2001 was 21.0% of net sales, compared to 23.5% of net sales for the three months ended June 24, 2000. Operating income as a percentage of net sales decreased due to the additional amortization expense incurred as a result of our acquisitions, as well as the lower gross margins at which PAI and Primedica currently operate.

    Research Models.  Operating income from sales of research models for the three months ended June 30, 2001 was $13.7 million, an increase of $1.7 million, or 14.2%, from $12.0 million for the three months ended June 24, 2000. Operating income from sales of research models for the three months ended June 30, 2001 was 28.5% of net sales, compared to 25.9% for the three months ended June 24, 2000. The improvement is due to our increase in sales and better capacity utilization.

    Biomedical Products and Services.  Operating income from sales of biomedical products and services for the three months ended June 30, 2001 was $12.4 million, an increase of $6.1 million from $6.3 million for the three months ended June 24, 2000. Operating income from sales of biomedical products and services for the three months ended June 30, 2001 decreased to 18.0% of net sales, compared to 20.3% of net sales for the three months ended June 24, 2000, due to the additional amortization expense resulting from the acquisitions of PAI and Primedica as well as their lower gross margins.

    Interest Expense.  Interest expense for the three months ended June 30, 2001 was $5.9 million, compared to $13.2 million for the three months ended June 24, 2000. The $7.3 million decrease is primarily due to the reduction of debt in the third quarter of 2000, along with further debt repayments and interest rate reductions in the first and second quarters of 2001.

    Income Taxes.  The effective tax rate for the three months ended June 30, 2001 of 40.8% compares unfavorably to the effective tax rate of 34.7%, excluding the $4.8 million tax benefit, for the three months ended June 24, 2000.

    Income Before the Extraordinary Loss.  Income before the extraordinary loss for the three months ended June 30, 2001 was $10.6 million, an increase of $2.6 million from $8.0 million for the three months ended June 24, 2000. The increase is driven by the increase in operating income and the decrease in interest expense.

    Extraordinary Loss.  We recorded an extraordinary loss of $1.6 million during the second quarter of 2001. The pre-tax loss of $2.4 million is the result of the write-off of issuance discounts and deferred financing costs as well as the payment of a premium associated with the debt repayments, net of tax benefits of $0.8 million.

    Net Income.  Net income for the three months ended June 30, 2001 was $9.0 million, an increase of $1.0 million from net income of $8.0 million for the three months ended June 24, 2000. The increase is attributable to the reasons mentioned above.

Liquidity and Capital Resources

    Cash and cash equivalents of the Company totaled $28.4 million at June 30, 2001 compared with $33.1 million at December 30, 2000. Our principal sources of liquidity are cash from operations as well as cash provided by our public offerings.

    Net cash provided by operating activities for the six months ended June 30, 2001 and June 24, 2000 was $18.4 million and $7.6 million, respectively. The increase in cash provided by operations is primarily a result of our improved performance during the first six months of 2001.

    Net cash used in investing activities during the six months ended June 30, 2001 and June 24, 2000 was $63.2 million and $5.1 million, respectively. The increase in cash used is a result of our business acquisitions. During the first quarter of 2001 we used net cash of $51.3 million to acquire PAI and Primedica. In the first quarter of 2000, we used net cash of $6.0 million to acquire an additional 16% of equity in Charles River Japan. Also in order to grow our existing businesses we have incurred capital expenditures for the six month periods ended June 30, 2001 and June 24, 2000 of $11.7 million and $6.1 million, respectively.

    Net cash provided by financing activities during the six months ended June 30, 2001 and June 24, 2000 was $41.7 million and $1.6 million, respectively. During March 2001 we consummated a follow-on offering which netted $62.2 million in proceeds. We used $61.9 million of the proceeds to repay portions of our existing debt. We plan to use the remaining proceeds to repay additional portions of our existing debt. Also the Company received $40.0 million from our bank financing which was used to purchase PAI and Primedica.

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

Recently Issued Accounting Standards

    In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations" and No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 supercedes Accounting Principles Board Opinion No. 16, "Business Combinations." FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Provisions of FAS 141 will be effective for the Company's business acquisitions that are consummated after July 1, 2001. FAS 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be tested for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The general provisions of FAS 142 will be effective for the Company as of the beginning of fiscal 2002. However, certain provisions will be effective for all business acquisitions consummated after June 30, 2001. Management believes the adoption of FAS 142 in fiscal 2002 will result in a significant decrease in amortization of goodwill and intangibles on the consolidated statement of income and is currently in the process of quantifying the impact.

Factors Affecting Future Results

    This document contains forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, projections of our future results of operations or of our financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from those discussed as a result of various factors, including contaminations at our facilities, changes in the pharmaceutical or biotechnology industries, competition and changes in government regulations or general economic or market conditions. These factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. You should be aware that the occurrence of the events described in "Management's Discussion and Analysis of Financial Condition and Result of Operations" and elsewhere in this document could harm our business, operating results and financial condition. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and Risk Factors contained in Company's SEC filings, including the Form S-3, filed on July 6, 2001. We are under no duty to update any of the forward-looking statements after the date of this document or to conform these statements to actual results.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2001

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Shareholders on May 8, 2001. As described in the 2001 Proxy Statement, the following actions were taken:

  •
  The ten nominees for directors were elected.

  •
  The appointment of PricewaterhouseCoopers LLP as independent auditors for the year 2001 was ratified.

  •
  The increase in the aggregate number of shares that may be delivered in satisfaction of awards under the Company's 2000 Incentive Plan was approved.

The votes were as follows:

For Director:

	Number of Shares Voted For	Number of Shares Voted Against
James C. Foster	32,788,030	1,504,457
Robert Cawthorn	34,225,837	66,650
Stephen Chubb	34,226,037	66,450
Thomson Dean	32,476,240	1,816,247
Stephen McCluski	32,535,680	1,756,807
Reid Perper	32,500,380	1,792,107
Douglas Rogers	34,226,437	66,050
Samuel Thier	34,225,437	67,050
William Waltrip	34,226,037	66,450
Henry Wendt	34,226,157	66,330

For approval of the increase in the aggregate number of shares that may be delivered in satisfaction of awards under the Company's 2000 Incentive Plan:

24,985,117 shares voted for; 7,787,578 shares voted against; 25,625 shares abstained from voting.

For ratification of independent auditors:

34,274,456 shares voted for; 16,616 shares voted against; and 1,415 shares abstained from voting.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following exhibits are included as part of the Report on Form 10-Q:

  4.1**
  Amendment No. 1 dated June 15, 2001 to the Amended and Restated Investors' Agreement dated as of June 19, 2000.

  10.1*
  Amendment No. 1 to the Credit Agreement among Charles River Laboratories, Inc., the various financial institutions, Fleet National Bank (as successor in interest to Union Bank of California) and Credit Suisse First Boston, dated April 18, 2001.

  99.1*
  Amendment No. 1 to the 2000 Incentive Plan of Charles River Laboratories International, Inc. dated May 8, 2001.

  (b)
  No Reports on Form 8-K were filed during the quarter ended June 30, 2001

  *
  Previously filed as an exhibit to and incorporated herein by reference from, Charles River Laboratories International, Inc.'s Form 10-Q, filed May 15, 2001.

  **
  Filed herewith.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      CHARLES RIVER LABORATORIES
                      INTERNATIONAL, INC.

August 10, 2001

                      /s/ Thomas F. Ackerman

                      Thomas F. Ackerman
                       Sr. Vice President and Chief Financial Officer

QuickLinks

CHARLES RIVER LABORATORIES INTERNATIONAL, INC. FORM 10-Q For the Quarterly Period Ended June 30, 2001 Table of Contents
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) For the three months ended June 30, 2001 and June 24, 2000 (dollars in thousands except for share data)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) For the six months ended June 30, 2001 and June 24, 2000 (dollars in thousands except for share data)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (dollars in thousands)
Management's Discussion and Analysis of Financial Condition and Results of Operations
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. FORM 10-Q For the Quarterly Period Ended June 30, 2001
SIGNATURE