Form 10-K
period 2001-12-29
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2002-03-27
CIK 1100682

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-92383

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	06-1397316 (I.R.S. Employer Identification No.)
251 Ballardvale Street Wilmington, Massachusetts (Address of Principal Executive Offices)	01887 (Zip Code)

(978) 658-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

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

Yes [X]    No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        As of March 12, 2002, the aggregate market value of the Registrant's voting common stock held by non-affiliates of the Registrant was approximately $1,177,703,000. As of that date, there were outstanding 44,233,602 shares of the Registrant's common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders scheduled to be held on May 3, 2002 (the "2002 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after December 29, 2001, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2002 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-K
ANNUAL REPORT

TABLE OF CONTENTS

Item		Page
	PART I
1	Business	1
2	Properties	15
3	Legal Proceedings	16
4	Submission of Matters to a Vote of Security Holders	16
	PART II
5	Market for Registrant's Common Equity and Related Stockholder Matters	18
6	Selected Consolidated Financial Data	19
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
7A	Quantitative and Qualitative Disclosures about Market Risk	29
8	Financial Statements and Supplementary Data	31
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	78
	PART III
10	Directors and Executive Officers of the Registrant	78
11	Executive Compensation	78
12	Security Ownership of Certain Beneficial Owners and Management	78
13	Certain Relationships and Related Transactions	78
	PART IV
14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	78

PART I

Item 1. Business

Overview

        We are a leading provider of critical research tools and integrated support services that enable innovative and efficient drug discovery and development. We are the global leader in providing the animal research models required in research and development for new drugs, devices and therapies and have been in this business for more than 50 years. Since 1992, we have built upon our research model technologies to develop a broad and growing portfolio of biomedical products and services. Our wide array of services enables our customers to reduce costs, increase speed and enhance their productivity and effectiveness in drug discovery and development. Our customer base, spanning over 50 countries, includes all of the major pharmaceutical and biotechnology companies, as well as many government agencies, leading hospitals, and academic institutions. We currently operate 77 facilities in 15 countries worldwide. Our differentiated products and services, supported by our global infrastructure and scientific expertise, enable our customers to meet many of the challenges of early-stage life sciences research, a large and growing market. In 2001, our net sales were $465.6 million and our operating income was $90.3 million.

        Biomedical Products and Services.    We have focused significant resources on developing a diverse portfolio of biomedical products and services directed at high growth areas of drug discovery and development. Our biomedical products and services business represented 58% of our 2001 net sales. We have experienced strong growth in biomedical products and services as demonstrated by our 53.6% compound annual growth rate in our net sales over the past four fiscal years. We expect the drug discovery and development markets that we serve will continue to experience strong growth, particularly as new drug development based on advances in genetics continues to evolve. There are four areas within this segment of our business:

  Discovery Services.    Our discovery services are designed to assist our customers in screening drug candidates faster by providing genetically defined research models for in-house research and by implementing efficacy screening protocols to improve the customer's drug-evaluation process. The market for discovery services is growing rapidly as pharmaceutical and biotechnology research and development increasingly focuses on selecting lead drug candidates from the enormous number of new compounds being generated. We currently offer four major categories of discovery services: transgenic services, research support services, infectious disease and genetic testing, and contract site management. Transgenic services is our highest growth area and includes model development, genetic characterizations, embryo cryopreservation, and rederivation and colony scale-up.

  Development Services.    We currently offer FDA-compliant development services in three main areas: drug safety assessment, biotech safety testing and medical device testing. Biotech safety testing services include a broad range of services specifically focused on supporting biotech or protein-based drug development, including such areas as protein characterization, cell banking, methods development and release testing. Our rapidly growing development services offerings enable our customers to outsource their high-end, non-core drug development activities. In 2001, we acquired Primedica and PAI. Primedica is a leading provider of preclinical drug discovery and development services to the biopharmaceutical industry, and PAI is the world's leading provider of contract toxicology pathology services in research models. The acquisitions of Primedica and PAI greatly expanded our portfolio of outsourcing services by adding capabilities in the high-demand areas of pharmacokinetic and metabolic analysis, bioanalytial chemistry, pharmacology and surgery, specialty toxicology, pathology services, and biopharmaceutical production. See "—Development Services."

  In Vitro Technology.    We have diversified our product offerings to include non-animal, or in vitro, methods for testing the safety of drugs and devices. We are strategically committed to being the leader in providing our customers with in vitro alternatives as these methods become scientifically validated and commercially feasible. Our current products include endotoxin detection systems that ensure that injectable drugs and devices are free from harmful contaminants, as well as a proprietary molecular assay that is currently being validated for use in the screening of new drugs in vitro for phototoxicity and photocarcinogenicity.

  Vaccine Support Products.    We provide vaccine manufacturers with pathogen-free fertilized chicken eggs, a critical ingredient for poultry vaccine production. We believe there may be significant potential for growth in this area in support of novel human vaccines, such as a nasal spray flu vaccine currently in development.

        Research Models.    We are the global leader in the production and sale of research models, principally genetically and virally defined purpose-bred rats and mice. These products represented 42% of our 2001 net sales. We offer nearly 150 research models, one of the largest selections of small animal models of any provider worldwide. Our higher growth models include genetically defined models and models with compromised immune systems, which are increasingly in demand as early-stage research tools. The FDA and foreign regulatory bodies typically require the safety and efficacy of new drug candidates and many medical devices to be tested on research models like ours prior to testing in humans. As a result, our research models are an essential part of the drug discovery and development process. Our research models are produced in a biosecure environment designed to ensure that the animals are free of viral and bacterial agents and other contaminants that can disrupt research operations and distort results. With our biosecure production capabilities and our ability to deliver consistent, high quality research models worldwide, we are well positioned to benefit from the rapid growth in research and development spending by pharmaceutical and biotechnology companies and the National Institutes of Health.

Competitive Strengths

        Our leading research models business has provided us with steadily growing revenues and strong cash flow, while our biomedical products and services business provides significant opportunities for profitable growth. Our products and services are critical to both traditional pharmaceutical research and the rapidly growing fields of genomic, recombinant protein, and humanized antibody research. We believe we are well positioned to compete effectively in all of these sectors as a result of a diverse set of competitive strengths, which include:

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

        Long-Standing Reputation for Scientific Excellence.    We have earned our long-standing reputation for scientific excellence by consistently delivering high-quality research models supported by exceptional technical service and support for over 50 years. As a result, the Charles River brand name is synonymous with premium quality products and services and scientific excellence in the life sciences. We have nearly 250 science professionals on staff with D.V.M.s, Ph.D.s and M.D.s, in areas including laboratory animal medicine, molecular biology, pathology, immunology, toxicology and pharmacology.

        Extensive Global Infrastructure and Customer Relationships.    Our operations are globally integrated throughout North America, Europe and Asia. Our extensive investment in worldwide infrastructure allows us to standardize our products and services across borders when required by our multinational customers, while also offering a customized local presence when needed. We currently operate 77 facilities in 15 countries worldwide, serving a customer base spanning more than 50 countries.

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

        Platform Acquisition and Internal Development Capabilities.    We have a proven track record of successfully identifying, acquiring, and developing complementary businesses and new technologies. With this experience, we have developed internal expertise in sourcing acquisitions and further developing new technologies. We believe this expertise will continue to differentiate us from our competitors as we seek to further expand our business.

        Experienced and Incentivized Management Team.    Our senior management team has an average of nearly 20 years of experience with our company, and has evidenced a strong commitment and capability to deliver reliable performance and steady growth. Our Chairman and Chief Executive Officer, James C. Foster, has been with us for 26 years. As of December 29, 2001 our management team owns or has options to acquire securities representing approximately 4.4% of our equity on a fully diluted basis.

Our Strategy

        Our business strategy is to build upon our core research model business and to actively invest in higher growth opportunities where our proven capabilities and strong relationships allow us to achieve and maintain a leadership position. Our growth strategies include:

        Broaden the Scope of Our Discovery and Development Services.    Primarily through acquisitions and alliances, we have improved our ability to offer new services that complement our existing drug discovery and development services. We have targeted services that support transgenic research activities as a high growth area. We intend to provide the additional critical support services needed to create, define, characterize and scientifically validate new genetic models expected to arise out of the Human Genome and Mouse Genome Projects. In addition, we plan to broaden our international presence in genetic services, specialized pathology and drug efficacy analysis. We also continue to add new capabilities in the biotech safety testing area.

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

        Pursue Strategic Acquisitions and Alliances.    Over the past decade, we have completed 18 acquisitions and alliances. Several of our operations began as platform acquisitions, which we were able to grow rapidly by developing and marketing the acquired products or services to our extensive global customer base. We intend to further pursue strategic platform acquisitions to drive our long-term growth.

        Expand Our Non-Animal Technologies.    In vitro testing technologies are in their early stages of development, but we plan to continue to acquire and introduce new in vitro products and services as they become scientifically validated and commercially viable. We are particularly focused on acquiring new technologies that allow for high through-put screening and testing of new drug candidates in the early stages of development, using such techniques as cell and tissue cultures.

        Acquire New Technologies in Research Models.    We have acquired and intend to acquire novel technologies in transgenics and cloning to increase sales in our research models business and related transgenic services operations. We also expect to offer additional genetically modified models for research of specific disease conditions. These higher-value research models are often highly specialized and are priced to reflect their greater intrinsic value. In particular, we intend to acquire and develop transgenic rat technology, where development has been slow compared to mice. We believe there is a growing need for genetically engineered rats, which are larger and more accessible research models than mice.

Business Segments

        Our business is divided into two segments: Biomedical Products and Services, and Research Models.

  Biomedical Products and Services

        Our biomedical products and services business consists of our newer, higher growth operations, which we organize as follows:

Discovery Services	Development Services	In Vitro Technology	Vaccine Support Products
• Transgenic Services • Research Support Services • Infectious Disease and Genetic Testing • Contract Site Management

•  Pharmacokinetic and Metabolic Analysis

•  Bioanalytical Chemistry

•  Pharmacologic Surgery

•  Specialty Toxicology

•  Medical Device Testing

•  Pathology Services

•  Biotech Safety Testing

	• Biopharmaceutical Production	• Endotoxin Detection Systems • In Vitro Safety Screening	• Animal Health • Human Health

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

        Initiated in 1995, the discovery services area of our business addresses the growing need among pharmaceutical and biotechnology companies to outsource the non-core aspects of their drug discovery activities. These discovery services capitalize on the technologies and relationships developed through our research model business. We currently offer four major categories of discovery services: transgenic services, research support services, infectious disease and genetic testing and contract site management.

        Transgenic Services.    In this rapidly growing area of our business, we assist our customers in validating, maintaining, improving, breeding and testing models purchased or created by them for biomedical research activities. While the creation of a transgenic, knock-out or cloned model can be a critical scientific event, it is only the first step in the discovery process. Productive utilization of research models requires significant additional technical expertise. We provide transgenic breeding expertise, model characterization and colony development, genetic characterization, quarantine, embryo cryopreservation, embryo transfer, rederivation, and health and genetic monitoring. We provide these services to nearly 200 laboratories around the world from pharmaceutical and biotechnology companies to hospitals and universities. We maintain more than 1,000 different types of research models for our customers. We expect that the demand for our services will grow as the use of transgenic, knock-out and cloned animal models continues to grow within the research community.

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

        Contract Site Management.    Building upon our core capabilities as a leading provider of high quality research models, we manage animal care operations on behalf of government, academic, pharmaceutical and biotechnology organizations. Increasing demand for our services reflects the growing necessity of these large institutions to outsource internal functions or activities that are not critical to the core scientific innovation and discovery process, In addition, we believe that our expertise in managing the laboratory animal environment enhances the productivity and quality of our customers' research facilities. This area leads to additional opportunities for us to provide other products and services to our customers. Site management does not require us to make any incremental investment, thereby generating a particularly strong return.

  Development Services

        Our development services enable our customers to outsource their non-core drug development activities to us. These activities are typically required for the identification of the lead compound and to support the regulatory filings necessary to obtain FDA approval. The demand for these services is driven by the growing outsourcing trend in preclinical drug development. We currently offer development services in eight main areas: pharmacokinetic and metabolic analysis, bioanalytial chemistry, pharmacologic surgery, specialty toxicology, medical device testing, pathology services, biopharmaceutical production, and biotech safety testing.

        Pharmacokinetic and Metabolic Analysis.    Charles River's scientists conduct pharmacokinetic studies to determine the mechanisms by which drugs function in mammalian systems to produce therapeutic effects, as well as to understand how drugs may produce undesirable or toxic effects. Our scientists also conduct metabolic studies to reveal how drugs are broken down and excreted, and the duration that drugs or their byproducts remain in various organs and tissues. These studies can be performed as part of the drug screening process to help identify lead compounds, as well as later in the development process to provide information regarding safety and efficacy.

        Bioanalytial Chemistry.    Our bioanalytical chemistry services support all phases of drug development from discovery to non-clinical studies and clinical trials. Our researchers design and conduct lead-optimization projects, develop and validate methods used to analyze samples, conduct protein binding studies, and perform dose formulation analysis.

        Pharmacologic Surgery.    Many sophisticated drugs are designed to be administered directly to a precise location within the body using surgical, or "invasive," techniques. The development of these and certain other drugs requires the use of surgical techniques to administer a drug, or to observe its effects in various tissues. Charles River's Pharmacologic Surgery program offers extensive capabilities in this area, and has developed numerous research models in collaboration with world-renowned experts in the fields of cardiology, inflammation, and pathology at leading academic institutions.

        Specialty Toxicology.    Our team of scientists, including toxicologists, pathologists, and regulatory specialists, designs and performs highly specialized studies to evaluate the safety and toxicity of new pharmaceutical compounds and materials used in medical devices. Charles River is an industry leader in the fields of reproductive and developmental toxicology, photobiology, and other specialty toxicological assessments.

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

        Pathology Services.    In the drug development process, the ability to identify and characterize pathologic changes within tissues and cells is critical in determining the safety of a new compound. Charles River employs highly trained pathologists who use state-of-the-art techniques to reveal pathology within tissues and cells, as well as at the molecular level. Frequently, decisions regarding continued product development are dependent on these pathology findings.

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

        Biopharmaceutical Production.    Charles River has the capability to cost-effectively develop and manufacture drugs in small quantities that are needed for early- and mid-stage clinical trials. We maintain multiple cleanroom processing suites designed for the production of clinical products as well as integrated testing services for in-process and product release testing. Our manufacturing facilities operate under strict cGMP guidelines and are supported by a strong quality assurance, control, and regulatory compliance system.

  In Vitro Technology

        While the scientific community does not foresee significant replacement of animal models from the use of in vitro techniques, we believe that these techniques may offer a strong refinement or complement to animal test systems after the extended period of scientific validation is successfully completed. We intend to pursue this area to the extent alternatives become commercially viable.

        Endotoxin Detection Systems.    We are a market leader in endotoxin testing, which is used to test quality control samples of injectable drugs and devices, their components and the processes under which they are manufactured, for the presence of endotoxins. Endotoxins are fever producing pathogens or compounds that are highly toxic to humans when sufficient quantities are introduced into the body. Quality control testing for endotoxin contamination by our customers is an FDA requirement for injectable drugs and devices, and the manufacture of the test kits and reagents is regulated by the FDA as a medical device. Endotoxin testing uses a processed extract from the blood of the horseshoe crab, known as limulus amebocyte lysate, or LAL. The LAL test is the first and only major FDA-validated in vitro alternative to an animal model test for endotoxin detection in pharmaceutical and medical device manufacturing. The process of extracting blood is not harmful to the crabs, which are subsequently returned to their natural ocean environment. We produce and distribute test kits, reagents, software, accessories, instruments and associated services to pharmaceutical and biotechnology companies for medical devices and other products worldwide. We have recently received a patent relating to our next generation of endotoxin testing technology.

        In Vitro Safety Screening.    In 2002, Charles River acquired Dak Dak, an in vitro technology platform that can help researchers predict whether the active ingredients in skin care products and cosmetics are likely to be effective in preventing skin aging caused by sunlight. The platform includes a molecular assay that measures the activity of the human gene for elastin, a protein produced within skin cells following their exposure to sunlight. We are currently working to validate the technology for use as a rapid screening tool to help identify drugs that are likely to make patients more susceptible to skin cancer and other sun-induced skin problems.

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

  Research Models

        Research models is our historical core business and accounted for 42% of our 2001 net sales. The business is comprised of the commercial production and sale of animal research models, principally purpose-bred rats, mice and other rodents for use by researchers. We are the commercial leader in the small animal research model area, supplying rodents for research since 1947. Our research models include:

  •
  outbred animals, which have genetic characteristics of a random population;

  •
  inbred animals, which have essentially identical genes;

  •
  hybrid animals, which are the offspring of two different inbred parents;

  •
  spontaneous mutant animals, which contain a naturally occurring genetic mutation (such as immune deficiency); and

  •
  transgenic animals, which contain genetic material transferred from another source.

        With nearly 150 research models, we offer one of the largest selections of small animal models and provide our customers with high volume and high quality production. Our rats, mice and other rodent species such as guinea pigs and hamsters have been and continue to be some of the most extensively used research models in the world, largely as a result of our continuous commitment to innovation and quality in the breeding process. We provide our small animal models to numerous customers around the world, including all major pharmaceutical and biotechnology companies as well as hospitals and academic institutions.

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

        We believe that over the next several years, many new research models will be developed and used in biomedical research, such as transgenic models, cloned models with identical genes, knock-out models with one or more disabled genes, and models that incorporate or exclude a particular mouse, rat or human gene. These more highly defined and characterized models will allow researchers to further focus their investigations into disease conditions and potential new therapies or interventions. We intend to build upon our position as the leader in transgenic services to expand our presence in this market for higher value models, through internal development, licensing, partnerships and alliances, and acquisitions.

        In 2001 we entered into a strategic partnership with The Jackson Laboratory ("Jackson"), an internationally renowned research institution that develops unique genetically engineered mouse models for use in medical research, drug discovery and development work. Under this partnership, Charles River will produce and distribute Jackson's research models in Europe and Asia. The partnership combines Jackson's strength in genetic science with the global production and distribution capabilities of Charles River. We view this relationship as an important step toward broadening the scope of our research models business.

        Also in 2001 Charles River acquired Genetic Models, Inc., which has developed proprietary and disease-specific rat models used to find new treatments for diseases such as diabetes, obesity, cardiovascular disease, and kidney disease. The acquisition is part of an ongoing effort to strengthen Charles River's portfolio of disease-specific animal research models.

Customers

        Our customers consist primarily of large pharmaceutical companies, including the 10 largest pharmaceutical companies based on 2001 revenues, as well as biotechnology, animal health, medical device and diagnostic companies and hospitals, academic institutions and government agencies. We have many long-term, stable relationships with our customers as evidenced by the fact that all of our top 20 customers in 1990 remain our customers today.

        During 2001, in both our research models and our biomedical products and services businesses, more than three-quarters of our sales were to pharmaceutical and biotechnology companies, and the balance were to hospitals, universities and the government. Our top 20 global commercial customers represent only about 30.0% of our 2001 net sales, with no individual customer accounting for more than 3.0% of net sales.

Sales, Marketing and Customer Support

        We sell our products and services principally through our direct sales force, the majority of whom work in the United States, with the balance working in Europe and Japan. The direct sales force is supplemented by a network of international distributors for some areas of our biomedical products and services business.

        Our internal marketing groups support the field sales staff while developing and implementing programs to create close working relationships with customers in the biomedical research industry. Our web site, www.criver.com, is an effective marketing tool, and has become recognized as a valuable resource in the laboratory animal field by a broad spectrum of industry leaders, recording over several hundred thousand hits each month.

        We maintain both customer service and technical assistance departments, which service our customers' routine and more specialized needs. We frequently assist our customers in solving problems related to animal husbandry, health and genetics, biosecurity, protocol development and other areas in which our expertise is recognized as a valuable customer resource.

Research and Development

        We do not maintain a fully dedicated research and development staff. Rather, this work is done on an individual project basis or through collaborations with universities or other institutions. Our dedicated research and development spending was $0.5 million in 1999, $0.9 million in 2000 and $1.9 million in 2001. Our approach to developing new products or services is to extend our base technologies into new applications and fields, and to license or acquire technologies to serve as a platform for the development of new businesses that service our existing customer base. Our research and development focus is principally on developing projects that improve our productivity or processes.

        In 2001 we entered into R&D collaborations with two universities and two biotechnology companies:

  •
  Medical College of Wisconsin, to distribute their proprietary consomic rat models. These research models are generated by substituting whole chromosomes into a rat strain, allowing multiple genes on the chromosome to be studied for their combined role in conditions such as hypertension, myocardial infarction and renal disease.

  •
  Sangamo BioSciences, Inc., to apply Sangamo's novel gene regulation technologies to the creation of transgenic rat research models for use in developing new drugs and therapies for cancer.

  •
  Tufts University School of Veterinary Medicine, to develop a novel cloning technology applied to immunodeficient mice, and Advanced Cell Technology, Inc., to develop cloned and transgenic rat models.

Industry Support and Animal Welfare

        Among the shared values of our employees is a concern for and commitment to animal welfare. We have been in the forefront of animal welfare improvements in our industry, and continue to demonstrate our commitment with special recognition programs for employees who demonstrate an extraordinary commitment in this critical area of our business.

        We support a wide variety of organizations and individuals working to further animal welfare as well as the interests of the biomedical research community. We fund internships in laboratory animal medicine, provide financial support to non-profit institutions that educate the public about the benefits of animal research and provide awards and prizes to outstanding leaders in the laboratory animal medicine field. One of our businesses dedicates a portion of its net sales, through a royalty, to support similar programs and initiatives.

Employees

        As of December 29, 2001, we had more than 4,000 employees, including nearly 250 science professionals with advanced degrees including D.V.M.s, Ph.D.s and M.D.s. Our employees are not unionized in the United States, although employees are unionized in some European locales, consistent with local custom for our industry. We believe that we have a good relationship with our employees.

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

        We generally compete on the basis of quality, reputation and availability, which is supported by our international presence with strategically located facilities.

Regulatory Matters

        The Animal Welfare Act ("AWA") governs the treatment of particular species intended for use in research. The AWA imposes a wide variety of specific regulations on producers and users of these species, most notably cage size, shipping conditions and environmental enrichment methods. We comply with licensing and registration requirement standards set by the USDA for handling regulated species, including breeding, maintenance and transportation. However, rats, mice and chickens are not currently regulated under the AWA. Congress is considering legislation which would permanently exclude these species from regulation under the AWA. As a result, most of our United States small animal research model activities and our vaccine support services operations are not subject to regulation under the AWA. Our animal production facilities in the United States are accredited by a highly regarded member association known as AAALAC, which maintains standards that often exceed those of the USDA.

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

Factors Affecting Future Operating Results

        This Annual Report on Form 10-K includes forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from those discussed as a result of various factors, including, but not limited to, our success in selecting and integrating businesses and technology we acquire, contaminations at our facilities, changes in the pharmaceutical or biotechnology industries, competition and changes in government regulations or general economic or market conditions. These factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.

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

        We have recently expanded our business through the acquisitions of Pathology Associates International Corporation, or PAI, and Primedica Corporation, or Primedica, and we plan to continue to grow our business through acquisitions of businesses and technologies and the formation of alliances. However, businesses and technologies may not be available on terms and conditions we find acceptable. Even if completed, acquisitions and alliances involve numerous risks which may include:

  •
  difficulties and expenses incurred in assimilating operations, services, products or technologies;

  •
  difficulties in developing and operating new businesses, including diversion of management's attention from other business concerns;

  •
  the potential loss of key employees of an acquired business and difficulties in attracting new employees to grow businesses;

  •
  difficulties in assimilating differences in foreign business practices and overcoming language barriers;

  •
  difficulties in obtaining intellectual property protections and skills that we and our employees currently do not have; and

  •
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

        Contaminations typically require cleaning up the contaminated room or poultry house. This clean-up results in inventory loss, clean-up and start-up costs, and reduced sales as a result of lost customer orders and credits for prior shipments. These contaminations are unanticipated and difficult to predict. We experienced several material contaminations in our animal populations in 1996 and a few significant contaminations in 1997 that adversely impacted our 1996 and 1997 financial results. Since then, we have made significant capital expenditures designed to strengthen our biosecurity and have significantly changed our operating procedures. We have not experienced any significant contaminations since 1997.

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

        Some areas of our biomedical products and services business have grown significantly as a result of the increase over the past several years in pharmaceutical and biotechnology companies outsourcing their preclinical and nonclinical research support activities. While industry analysts expect the outsourcing trend to continue for the next several years, a substantial decrease in preclinical and nonclinical outsourcing activity could result in a diminished growth rate in the sales of one or more of our expected higher growth areas.

Our business may be affected by changes in the Animal Welfare Act and related regulations which may require us to alter our operations.

        The United States Department of Agriculture, or USDA, has agreed, as part of a settlement of litigation, to propose a change to the regulations issued under the Animal Welfare Act to include rats, mice and birds, including chickens. Congress, however, has suspended the USDA's rulemaking authority in this area and is considering legislation which would permanently exclude these species from regulation under the Animal Welfare Act. The Animal Welfare Act imposes a wide variety of specific regulations on producers and users of regulated species including cage size, shipping conditions and environmental enrichment methods. Depending on whether the final rulemaking in this area includes rats, mice and birds, including chickens, we could be required to alter our production operations. This may include adding production capacity, new equipment and additional employees. We believe that application of the Animal Welfare Act to rats, mice and chickens used in our research model and vaccine support products operations in the United States will not result in loss of net sales, margin or market share, since all U.S. producers and users will be subject to the same regulations. While we do not anticipate that the addition of rats, mice and chickens to the Animal Welfare Act would require significant expenditures, changes to the regulations may be more stringent than we expect and require more significant expenditures. Additionally, if we fail to comply with state regulations, including general anti-cruelty legislation, foreign laws and other anti-cruelty laws, we could face significant civil and criminal penalties.

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

        We face significant competition from different competitors in each of our business areas. Some of our competitors in biotech safety testing and medical device testing are larger than we are and may have greater capital, technical or other resources than we do. We generally compete on the basis of quality, reputation and availability of service. Expansion by our competitors into other areas in which we operate, new entrants into our markets or changes in our competitors' strategy could adversely affect our competitive position. Any erosion of our competitive position may decrease our revenues or limit our growth.

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

        Our success depends to a significant extent on the continued services of our senior management and other members of management. James C. Foster, our Chief Executive Officer since 1992, has held various positions with Charles River for 25 years and recently became our Chairman. We have no employment agreement with Mr. Foster, nor with any other executive officer. If Mr. Foster or other members of management do not continue in their present positions, our business may suffer.

        Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical and managerial personnel. There is intense competition for qualified personnel in the pharmaceutical and biotechnological fields. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, could harm our business.

Our historical financial information may not be representative of our results as a separate company.

        The historical financial information in this Annual Report on Form 10-K for the periods prior to the recapitalization may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone company during the periods presented. We made some adjustments and allocations to the historical financial statements for the periods prior to the recapitalization included in this Annual Report on Form 10-K because B&L did not account for us as a single stand-alone business in those periods. Our adjustments and allocations made in preparing our historical consolidated financial statements may not appropriately reflect our operations during the periods presented as if we had operated as a stand-alone company.

Item 2. Properties

        The following charts provide summary information on our properties. The first chart lists the sites we own, and the second chart lists the sites we lease. Most of our material leases expire from 2002 to 2005.

Sites—Owned

Country	No. of Sites	Total Square Feet	Principal Functions
Belgium	1	16,140	Office, Production
Canada	1	60,794	Office, Production, Laboratory
China	1	19,372	Office, Production, Laboratory
France	5	664,089	Office, Production, Laboratory
Germany	3	131,096	Office, Production, Laboratory
Italy	1	43,390	Office, Production, Laboratory
Japan	2	116,340	Office, Production, Laboratory
United Kingdom	2	58,240	Office, Production, Laboratory
United States	22	989,993	Office, Production, Laboratory

Total	38	2,099,454

Sites—Leased

Country	No. of Sites	Total Square Feet	Principal Functions
Australia	1	8,518	Office, Production
Czech Republic	2	8,802	Office, Production, Laboratory
Hungary	2	11,530	Office, Production, Laboratory
Japan	6	62,326	Office, Production, Laboratory
Netherlands	1	300	Office
Spain	1	3,228	Office, Production
Sweden	1	8,073	Sales Office
United States	25	679,430	Office, Production, Laboratory

Total	39	782,207

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

        We are not a party to any other material legal proceedings, other than ordinary routine litigation incidental to our business that is not material to our business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its Annual Meeting of Shareholders on May 8, 2001. As described in the 2001 Proxy Statement, the following actions were taken:

  •
  The ten nominees for directors were elected.

  •
  The appointment of PricewaterhouseCoopers LLP as independent auditors for the Fiscal year 2001 was ratified.

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

    34,274,456 shares voted for; 16,616 shares voted against; 1,415 shares abstained from voting.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock began trading on the New York Stock Exchange on June 23, 2000 under the symbol "CRL". The following table sets forth for the periods indicated below closing prices for our common stock, as reported on the NYSE Composite Tape.

2002	High	Low
First quarter (through March 12, 2002)	$33.48	$27.90
2001	High	Low
First quarter	$28.20	$18.00
Second quarter	34.00	21.55
Third quarter	35.90	28.77
Fourth quarter	37.40	30.60
2000	High	Low
Second quarter (from June 23, 2000)	$22.00	$22.00
Third quarter	33.06	21.19
Fourth quarter	34.00	20.50

Stockholders

        As of March 12, 2002, there were approximately 116 stockholders of record of the outstanding shares of common stock.

Dividends

        We have not declared or paid any cash dividends on shares of our common stock in the past three years, except to our former parent company and we do not intend to pay cash dividends in the foreseeable future. We currently intend to retain any earnings to finance future operations and expansion and to reduce indebtedness. We are a holding company and are dependent on distributions from our subsidiaries to meet our cash requirements. The terms of the indenture governing our senior subordinated notes and our credit facility restrict the ability of our subsidiaries to make distributions to us and, consequently, restrict our ability to pay dividends on our common stock.

Item 6. Selected Consolidated Financial Data

        The following table presents our selected consolidated financial data and other data as of and for the fiscal years ended December 29, 2001, December 30, 2000, December 25, 1999, December 26, 1998 and December 27, 1997. You should read the information contained in this table in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes.

	Fiscal Year (1)
	2001	2000	1999	1998	1997
	(dollars in thousands)
Statement of Income Data:
Total net sales	$465,630	$306,585	$231,413	$205,061	$181,227
Cost of products sold and services provided	298,379	186,654	146,729	134,307	121,974
Selling, general and administrative expenses	68,315	51,204	39,765	34,142	30,451
Amortization of goodwill and other intangibles	8,653	3,666	1,956	1,287	834
Restructuring charges	—	—	—	—	5,892

Operating income	90,283	65,061	42,963	35,325	22,076
Interest income	1,493	1,644	536	986	865
Other income	464	390	89	—	—
Interest expense	(22,797)	(40,691)	(12,789)	(421)	(501)
Gain (loss) from foreign currency, net	36	(319)	(136)	(58)	(221)

Income before income taxes, minority interests and earnings from equity investments	69,479	26,085	30,663	35,832	22,219
Provision for income taxes	27,095	7,837	15,561	14,123	8,499

Income before minority interests and earnings from equity investments	42,384	18,248	15,102	21,709	13,720
Minority interests	(2,206)	(1,396)	(22)	(10)	(10)
Earnings from equity investments	472	1,025	2,044	1,679	1,630

Income before extraordinary item	40,650	17,877	17,124	23,378	15,340
Extraordinary loss, net of tax	(5,243)	(29,101)	—	—	—

Net income (loss)	$35,407	$(11,224)	$17,124	$23,378	$15,340

Other Data:
Depreciation and amortization	$27,175	$16,766	$12,318	$10,895	$9,703
Capital expenditures	36,406	15,565	12,951	11,909	11,872
Balance Sheet Data (at end of period):
Cash and cash equivalents	$58,271	$33,129	$15,010	$24,811	$17,915
Working capital	111,622	55,417	27,574	42,574	46,153
Total assets	571,362	413,545	359,292	234,254	196,211
Total debt	156,800	202,912	386,044	1,582	1,363
Total shareholders' equity (deficit)	289,510	119,864	(109,946)	168,259	149,364

(1)
Our fiscal year consists of 12 months ending on the last Saturday on, or prior to, December 31.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our consolidated financial statements.

Overview

        We are a leading provider of critical research tools and integrated support services that enable innovative and efficient drug discovery and development. We are the global leader in providing the animal research models required in research and development for new drugs, devices and therapies and have been in this business for more than 50 years.

        We have two reportable segments for financial reporting purposes: research models and biomedical products and services. In addition, since services represent over 10% of our net sales, our consolidated statements of income also provide a breakdown of net sales between net sales related to products, which include both research models and biomedical products, and net sales related to services, which reflect biomedical services, and a breakdown of costs between costs of products sold and costs of services provided. The following tables show the net sales and the percentage contribution of our reportable segments for the past three years. They also show costs of products sold and services provided, selling, general and administrative expenses and operating income by segment and as percentages of their respective segment net sales.

	Fiscal Year Ended
	December 29, 2001	December 30, 2000	December 25, 1999
	(dollars in millions)
Net sales:
Research models	$197.5	$178.0	$143.1
Biomedical products and services	268.1	128.6	88.3
Costs of products sold and services provided:
Research models	$117.4	$107.4	$90.8
Biomedical products and services	180.9	79.3	55.9
Selling, general and administrative expenses:
Research models	$28.6	$29.3	$20.9
Biomedical products and services	32.5	19.8	13.8
Operating income:
Research models	$50.9	$40.9	$31.6
Biomedical products and services	46.6	26.3	16.5

	Fiscal Year Ended
	December 29, 2001	December 30, 2000	December 25, 1999
	(as a percent of net sales)
Net sales:
Research models	42.4%	58.1%	61.8%
Biomedical products and services	57.6%	41.9%	38.2%
Costs of products sold and services provided:
Research models	59.4%	60.3%	63.5%
Biomedical products and services	67.5%	61.7%	63.3%
Selling, general and administrative expenses:
Research models	14.5%	16.5%	14.6%
Biomedical products and services	12.1%	15.4%	15.6%
Operating income:
Research models	25.8%	23.0%	22.1%
Biomedical products and services	17.4%	20.5%	18.7%

RESULTS OF OPERATIONS

        The following table summarizes historical results of operations as a percentage of net sales for the periods shown:

	Fiscal Year Ended
	December 29, 2001	December 30, 2000	December 25, 1999
Net sales	100.0%	100.0%	100.0%
Cost of products sold and services provided	64.1%	60.9%	63.4%
Selling, general and administrative expenses	14.7%	16.7%	17.2%
Amortization of goodwill and other intangibles	1.9%	1.2%	0.8%
Interest income	0.3%	0.5%	0.2%
Interest expense	4.9%	13.3%	5.5%
Provision for income taxes	5.8%	2.6%	6.7%
Earnings from equity investments	0.1%	0.3%	0.9%
Minority interests	0.5%	0.5%	—%
Income before extraordinary item	8.7%	5.8%	7.4%

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the consolidated financial statements of Charles River Laboratories International, Inc., which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and use assumptions that effect the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to bad debts, inventories, intangible assets, income taxes, financing obligations, restructuring costs, retirement benefits and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The following are our critical accounting policies:

  •
  We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. Realization of our deferred tax assets is principally dependent upon our achievement of projected future taxable income. Our judgements regarding future profitability may change due to future market conditions, our ability to continue to successfully execute our strategy and other factors.

  •
  We have significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgements. Changes in business strategy and/or market conditions may significantly impact these judgements and require adjustment to the recorded asset balances.

  •
  We recognize revenue when persuasive evidence of an arrangement exists, the transfer of title and risk of loss has occurred, the sales price is fixed and determinable and collectibility is probable. This recognition criteria is met at the time the product is delivered to the customer's site. Product sales are recorded net of returns at the time revenue is recognized. Sales related to services are generally recognized over the contract term using the percentage of completion method. Billings in excess of revenue on service contracts are recorded as deferred income until the revenue recognition criteria are met.

Fiscal 2001 Compared to Fiscal 2000

        Net Sales.    Net sales in 2001 were $465.6 million, an increase of $159.0 million, or 51.9%, from $306.6 million in 2000. On a pro forma basis, sales increased 15.0% in 2001 or 17.1%, excluding the negative impact from currency translation. Pro forma sales includes net sales of our acquisitions as if they occurred at the beginning of fiscal 2000.

        Research Models.    Net sales of research models in 2001 were $197.5 million, an increase of $19.5 million, or 11.0%, from $178.0 million in 2000. Small animal research model sales increased in North America by 12.2% due to improved pricing, a shift to higher priced specialty units and an increase in unit volume. Excluding negative impact from currency translation of $1.9 million, small animal research model sales in Europe increased 13.2%, driven in part by increased equipment sales as well as a shift to higher priced specialty units and an increase in unit volume. On a pro forma basis, small animal research model sales in Japan increased 14.7% in 2001, excluding the negative impact from currency translation. Our large animal breeding and import conditioning business sales decreased by $2.0 million in 2001 due to the closure of our conditioning facility in the UK during the second quarter of 2000 and the sale of our Florida breeding colony, which was sold in the first quarter of 2000.

        Biomedical Products and Services.    Net sales of biomedical products and services in 2001 were $268.1 million, an increase of $139.5 million, or 108.5%, compared to $128.6 million in 2000. Pro forma sales of biomedical products and services increased 20.9% in 2001 compared to 2000. We acquired two businesses during the first quarter of 2001, Pathology Associates International Corporation ("PAI") on January 8 and Primedica Corporation ("Primedica") on February 27, which contributed $118.0 million of sales in 2001. On a pro forma basis, PAI and Primedica net sales increased 25.2% over last year.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided in 2001 was $298.3 million, an increase of $111.6 million, or 59.8%, from $186.7 million in 2000. Cost of products sold and services provided in 2001 were 64.1% of the net sales compared to 60.9% in 2000.

        Research Models.    Cost of products sold and services provided for research models in 2001 was $117.4 million, an increase of $10.0 million, or 9.3%, compared to $107.4 million in 2000. Cost of products sold and services provided in 2001 improved to 59.4% of net sales compared to 60.3% of net sales in 2000. Cost of products sold and services provided increased at a lower rate than net sales due to increased sales which resulted in improved capacity utilization and improved efficiencies.

        Biomedical Products and Services.    Cost of products sold and services provided for biomedical products and services in 2001 was $180.9 million, an increase of $101.6 million compared to $79.3 million in 2000. Cost of products sold and services provided as a percentage of net sales increased to 67.5% in 2001 from 61.7% in 2000. Cost of products sold and services provided increased as a percentage of net sales in 2001 primarily due to the addition of PAI and Primedica which operated at lower gross margins than the remainder of our biomedical products and services businesses.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses in 2001 were $68.3 million, an increase of $17.1 million, or 33.4%, from $51.2 million in 2000. Selling, general and administrative expenses in 2001 were 14.7% of net sales compared to 16.7% of net sales in 2000.

        Research Models.    Selling, general and administrative expenses for research models in 2001 were $28.6 million, a decrease of $0.7 million compared to $29.3 million in 2000. Selling, general and administrative expenses in 2001 were 14.5% of net sales, compared to 16.5% in 2000, principally due to economies of scale. We recorded a charge of $1.5 million and $1.3 million, respectively, in 2001 and 2000 associated with the closing of a France facility.

        Biomedical Products and Services.    Selling, general and administrative expenses for biomedical products and services in 2001 were $32.5 million, an increase of $12.7 million, or 64.1%, compared to $19.8 million in 2000. Selling, general and administrative expenses in 2001 decreased to 12.1% of net sales, compared to 15.4% of net sales in 2000, due to cost savings from greater economies of scale and cost reductions realized through our acquisitions of PAI and Primedica. During the fourth quarter of 2001, we recorded a charge of $1.8 million in selling, general and administrative expenses associated with the closing of our San Diego, California facility.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various corporate expenses, was $7.2 million in 2001, compared to $2.1 million in 2000. The change was caused by increased research and development expenses resulting from our technology arrangements, increased administrative expenses and decreased pension income.

        Amortization of Goodwill and Other Intangibles.    Amortization of goodwill and other intangibles in 2001 was $8.7 million, an increase of $5.0 million from $3.7 million in 2000. The increase was due to the effect of additional amortization of goodwill and other intangibles resulting from our PAI and Primedica acquisitions.

        Operating Income.    Operating income in 2001 was $90.3 million, an increase of $25.2 million, or 38.7%, from $65.1 million in 2000. Operating income in 2001 was 19.4% of net sales, compared to 21.2% of net sales in 2000.

        Research Models.    Operating income from sales of research models in 2001 was $50.9 million, an increase of $10.0 million, or 24.4%, from $40.9 million in 2000. Operating income from sales of research models in 2001 was 25.8% of net sales, compared to 23.0% in 2000 due to increased sales and higher gross margins primarily from improved capacity utilization.

        Biomedical Products and Services.    Operating income from sales of biomedical products and services in 2001 was $46.6 million, an increase of $20.3 million, or 77.2%, from $26.3 million in 2000. Operating income from sales of biomedical products and services in 2001 decreased to 17.4% of net sales, compared to 20.5% of net sales in 2000, due to the lower margins from the acquisitions of PAI and Primedica, the additional amortization expenses resulting from the acquisitions and the charge associated with the closure of our San Diego, California facility partially off-set by the lower selling, general and administrative expenses due to the economies of scale realized.

        Interest Expense.    Interest expense in 2001 was $22.8 million, compared to $40.7 million in 2000. The $17.9 million decrease is primarily due to the reductions of debt in 2000 and 2001 with proceeds from our equity offerings as well as the impact of lower interest rates on our variable rate debt.

        Other Income.    During 2001, we received insurance proceeds relating to damaged production facilities, which resulted in a net gain of $0.5 million.

        Income Taxes.    The effective tax rate in 2001 of 39.0% compares favorably to the effective tax rate of 48.3% in 2000, excluding the $4.8 million reversal of a portion of the deferred tax valuation allowance in 2000. In 2001, the increased operating income, along with the impact of reduced leverage, increased our pre-tax income. The greater pre-tax income decreased the impact of the permanent differences on the tax rate and lead to better utilization of foreign tax credits.

        Income before Extraordinary Loss.    Income before extraordinary loss in 2001 was $40.7 million, an increase of $22.8 million from $17.9 million in 2000. The improvement is driven by the increase in operating income, the decrease in interest expense and is offset by increased income taxes.

        Extraordinary Loss.    We recorded an extraordinary loss of $5.2 million in 2001. The pre-tax loss of $8.0 million is the result of a premium associated with the debt repayments and the write-off of deferred financing costs and original issuance discounts. The related tax benefit was $2.8 million. In 2000, we recorded an extraordinary loss of $29.1 million, net of tax benefit of $15.7 million, as a result of the early repayment of debt.

        Net Income/Loss.    Net income in 2001 was $35.4 million, an increase of $46.6 million from a loss of $11.2 million in 2000.

Fiscal 2000 Compared to Fiscal 1999

        Net Sales.    Net sales in 2000 were $306.6 million, an increase of $75.2 million, or 32.5%, from $231.4 million in 1999. Results for 2000 and 1999 on a pro forma basis for the strategic transactions include the acquisition of SBI Holdings Inc., which we refer to as Sierra, in September 1999 and the acquisition of our Japanese joint venture in February 2000, and reflect a 10.0% increase for the year, 12.4% excluding the impact of foreign currencies.

        Research Models.    Net sales of research models in 2000 were $178.0 million, an increase of $34.9 million, or 24.4%, from $143.1 million in 1999. Small animal research model sales increased in North America by 12.3% due to continued improved pricing, a shift to higher priced specialty units and an increase in unit volume. Excluding negative currency translation of $7.6 million and the reduction in laboratory equipment sales of $1.8 million which tends to be variable, European small animal research model sales increased by 3.2%. Small animal research model sales in Japan, which we began consolidating during the first quarter of 2000, were $36.2 million in 2000. We also experienced an increase during 2000 in our large animal import and conditioning business of 5.2%. Our large animal breeding colony in Florida, which was sold in the first quarter of 2000, accounted for $2.8 million of sales in 1999.

        Biomedical Products and Services.    Net sales of biomedical products and services in 2000 were $128.6 million, an increase of $40.3 million, or 45.6%, from $88.3 million in 1999. Sierra contributed $26.8 million of sales growth in 2000 due to the full year impact of its acquisition. The remaining product lines increased 16.7% in total in 2000 primarily due to increased outsourcing by our customers.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided in 2000 was $186.7 million, an increase of $40.0 million, or 27.3%, from $146.7 million in 1999. Cost of products sold and services provided in 2000 was 60.9% of net sales compared to 63.4% of net sales in 1999.

        Research Models.    Cost of products sold and services provided for research models in 2000 was $107.4 million, an increase of $16.6 million, or 18.3% compared to $90.8 million in 1999. Cost of products sold and services provided in 2000 was 60.3% of net sales compared to 63.5% of net sales in 1999. Cost of products sold and services provided increased at a lower rate than net sales due to increased sales volume resulting in improved capacity utilization.

        Biomedical Products and Services.    Cost of products sold and services provided for biomedical products and services in 2000 was $79.3 million, an increase of $23.4 million, or 41.9%, compared to $55.9 million in 1999. Cost of products sold and services provided as a percentage of net sales in 2000 was 61.7%, compared to 63.3% in 1999. The favorable cost of products sold and services provided as a percentage of net sales in 2000 is attributable to our increased sales and improved Sierra profitability.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses in 2000 were $51.2 million, an increase of $11.4 million, or 28.6%, from $39.8 million in 1999. Selling, general and administrative expenses for 2000 were 16.7% of net sales compared to 17.2% of net sales in 1999.

        Research Models.    Selling, general and administrative expenses for research models in 2000 were $29.3 million, an increase of $8.4 million, or 40.2%, compared to $20.9 million in 1999. The $8.4 million increase is mainly due to consolidation of Charles River Japan in the first quarter of 2000 along with a $1.3 million restructuring charge for a plant closing and personnel reductions in one of our small animal research model locations in France. Selling, general and administrative expenses for 2000 were 16.5% of net sales, compared to 14.6% for 1999.

        Biomedical Products and Services.    Selling, general and administrative expenses for biomedical products and services in 2000 were $19.8 million, an increase of $6.0 million, or 43.5%, compared to $13.8 million in 1999. Selling, general and administrative expenses in 2000 decreased to 15.4% of net sales, compared to 15.6% of net sales in 1999, due to greater economics of scale realized through our acquisition of Sierra and increased sales.

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

        Research Models.    Operating income from sales of research models in 2000 was $40.9 million, an increase of $9.3 million, or 29.4%, from $31.6 million in 1999. Operating income from sales of research models in 2000 was 23.0% of net sales, compared to 22.1% in 1999. The increased operating income was attributable to the growth in sales coupled with improved capacity utilization.

        Biomedical Products and Services.    Operating income from sales of biomedical products and services in 2000 was $26.3 million, an increase of $9.8 million, or 59.4%, from $16.5 million in 1999. Operating income from sales of biomedical products and services in 2000 increased to 20.5% of net sales, compared to 18.7% of net sales in 1999. The increase is attributable to our acquisition of Sierra as well as our increased sales.

        Interest Expense.    Interest expense in 2000 was $40.7 million, compared to $12.8 million in 1999. The $27.9 million increase from 1999 was primarily due to the additional debt incurred as a result of the recapitalization which occurred on September 29, 1999 partially offset by the debt repayment in the third quarter.

        Income Taxes.    The effective tax rate in 2000 excluding the reversal of the deferred tax valuation allowance of $4.8 million was 48.3% as compared to 50.7% in 1999. The impact of leverage in the first half of the year had an unfavorable impact on our tax rate by lowering our pre-tax income, and increasing the impact of the permanent timing differences on the tax rate. The effective tax rate did improve in the last six months. The $4.8 million reversal of the valuation allowance associated with the deferred tax asset was recorded as a tax benefit in the second quarter of 2000 due to a reassessment of the need for a valuation allowance following our initial public offering.

        Income before Extraordinary Loss.    Income before extraordinary loss in 2000 was $17.9 million, an increase of $0.8 million from $17.1 million in 1999. The increase is driven by the increase in operating income and the reversal of the deferred tax valuation allowance, which is partially offset by the full year impact of interest expense.

        Extraordinary Loss.    We recorded an extraordinary loss of $29.1 million during the third quarter of 2000. The pre-tax loss of $44.8 million is the result of premiums related to the early repayment of debt and the write off of deferred financing costs and issuance discounts associated with the debt repayment and is recorded net of tax benefits of $15.7 million.

        Net Income/Loss.    The loss in 2000 was $11.2 million, a decrease of $28.3 million from net income of $17.1 million in 1999. The increased income from operations and the reversal of the deferred tax valuation allowance was offset by the extraordinary loss associated with the debt repayment and the full year impact of interest expense.

Liquidity and Capital Resources

        Historically, our principal sources of liquidity have been cash flow from operations, borrowings under our credit facility and proceeds from our public offerings.

        Borrowings under the credit facility bear interest at a rate per year equal to a margin over either a base rate or LIBOR. The $30.0 million revolving loan commitment will mature on October 1, 2005. The revolving credit facility may be increased by up to $25.0 million at our request, which will only be available to us under some circumstances, under the same terms and conditions of the original $30.0 million revolving credit facility. The term loan facility under the credit facility consists of a $40.0 million term loan A facility and a $120.0 million term loan B facility. The term loan A facility matures on October 1, 2005 and the term loan B facility matures on October 1, 2007. In February 2001, in connection with the anticipated Primedica acquisition, we amended our credit facility to add a $25 million term loan C facility, which will mature on October 14, 2007, and increased the interest rate on the term loan A facility to LIBOR plus 1.75% from LIBOR plus 1.5%. As of December 29, 2001, the interest rate on the term loan A facility was 3.68%, the interest rate on the term loan B facility was 5.68%, the interest rate on the term loan C facility was 5.36%. There was an aggregate amount of $68.6 million outstanding under our loan facilities. The credit facility contains customary covenants and events of default, including substantial restrictions on our subsidiary's ability to declare dividends or make distributions. The term loans are subject to mandatory prepayment with the proceeds of certain asset sales and a portion of our excess cash flow.

        In the third quarter of 2000, we consummated an initial public offering of 16,100,000 shares of our common stock at a price of $16.00 per share. We used the net proceeds from the offering of approximately $236.0 million to redeem a portion of the outstanding 13.5% senior subordinated notes, including associated premiums, and to repay our senior discount note and a portion of our bank debt.

        On March 21, 2001, we consummated a public offering of 3,500,000 shares of our common stock at a price of $19.00 per share. In the offering, 4,550,000 shares of common stock, which included the exercise of the underwriters' over-allotment option of 1,050,000 shares, were also sold by existing shareholders. We received net proceeds of approximately $62.2 million, which we used to repay a portion of our indebtedness and retire obligations incurred in connection with recent acquisitions.

        On July 25, 2001, we consummated a public offering of 2,000,000 shares of our common stock at a price of $29.00 per share. In the offering, 6,000,000 shares of common stock were sold by existing shareholders. On July 30, 2001, existing shareholders sold an additional 724,700 shares of common stock through the exercise of the over-allotment option. We received net proceeds of approximately $54.5 million, which we used to repay a portion of our indebtedness and retire obligations incurred in the connection with recent acquisitions.

        On January 24, 2002, we issued $175.0 million par value of senior convertible debentures through a private placement offering. On February 11, 2002, we issued an additional $10.0 million par value of senior convertible debentures through the additional purchase option. The senior convertible debentures will accrue interest at an initial annual rate of 3.5%, payable semi-annually in arrears, beginning August 1, 2002. The senior convertible debentures will mature in 2022 and are convertible into shares of the Company's common stock at a conversion price of $38.87, subject to adjustment under certain circumstances. On or after February 5, 2005, we may redeem for cash all or part of the debentures that have not been previously converted at the redemption prices set forth in the purchase agreement. Holders may require the Company to repurchase for cash all or part of their debentures on February 1, 2008, February 1, 2013 or February 1, 2017 at a price equal to 100% of the principal amount of the debentures plus accrued interest. In addition, upon a change in control of our Company occurring on or prior to February 1, 2022, each holder may require us to repurchase all or a portion of such holder's debentures for cash. We have used a portion of the net proceeds from the senior convertible debenture offering to retire all of the 13.5% senior subordinated notes through a tender offer.

        On February 14, 2002, we completed a tender offer for $79,728 par value of all of the 13.5% senior subordinated notes at a premium of approximately 29.5%. The repayment of the 13.5% senior subordinated notes and related extraordinary loss will be recorded in the first quarter of 2002.

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

Fiscal 2001 Compared to Fiscal 2000

        Cash and cash equivalents of the Company totaled $58.3 million at December 29, 2001 compared with $33.1 million at December 30, 2000. Our principal sources of liquidity are cash flows from operations in addition to proceeds from our public offerings.

        Net cash provided by operating activities in 2001 and 2000 was $71.3 million and $33.8 million respectively. The increase in cash provided by operations is primarily a result of improved performance during 2001.

        Net cash used in investing activities in 2001 and 2000 was $91.9 million and $14.6 million, respectively. The increase in cash used is a result of our business acquisitions. During 2001, we used net cash of $55.3 million to acquire PAI, Primedica and GMI. In the first quarter of 2000, we used net cash of $6.0 million to acquire an additional 16% of equity in Charles River Japan. Also in order to grow our existing businesses we have incurred capital expenditures in 2001 and 2000 of $36.4 million and $15.6 million, respectively.

        Net cash provided by financing activities in 2001 and 2000 was $47.2 million and $0.8 million, respectively. During 2001, we consummated two follow-on stock offerings which provided $116.7 million in net proceeds. We used $104.5 million of the proceeds to repay portions of our existing debt and capital lease obligations. Also the Company received $40.0 million from our bank financing which was used in the purchases PAI and Primedica.

        Minimum future payments of the Company's contractual obligations at December 29, 2001 are as follows:

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt	$156.3	$0.8	$3.2	$18.3	$134.0
Capital lease obligations	0.5	0.2	0.3	—	—
Operating leases	40.8	9.7	15.3	7.6	8.2
Unconditional purchase obligations	5.1	—	5.1	—	—

Total contractual cash obligations	$202.7	$10.7	$23.9	$25.9	$142.2

        We anticipate that our operating cash flow, along with borrowings under our credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due.

Fiscal 2000 Compared to Fiscal 1999

        Cash and cash equivalents of the Company totaled $33.1 million at December 30, 2000 compared with $15.0 million at December 25, 1999. Our principal sources of liquidity were cash flow from operations, borrowings under our credit facilities and cash provided by our initial public offering.

        Net cash provided by operating activities for the year 2000 was $33.8 million compared to net cash provided of $37.6 million in 1999. Net loss for the year 2000 was $11.2 million compared to net income of $17.1 million in 1999. Net income was impacted by the extraordinary loss of $29.1 million net of tax benefits of $15.7 million.

        Net cash used in investing activities during the year 2000 was $14.6 million compared to $34.2 million in 1999. On February 28, 2000, we acquired an additional 16% of the equity (340,840 common shares) of our 50% equity joint venture, Charles River Japan, from Ajinomoto Co., Inc. The purchase price for the equity was 1.4 billion yen or $12.8 million. One billion yen, or $9.2 million, was paid at closing and the balance of 400 million yen, or $3.7 million, was deferred pursuant to a three year balloon promissory note. In addition, we acquired $3.2 million in cash. In January of 2000 we sold our primate colony in Florida for $7.0 million. In September of 1999 we purchased 100% of the common stock of Sierra for $23.3 million including $17.3 million paid to Sierra's former stockholders and $6.0 million of assumed debt which was immediately retired. Capital expenditures in the year 2000 were $15.6 million compared to $13.0 million in 1999.

        Net cash provided by financing activities during 2000 was $0.8 million compared to cash used of $11.5 million in 1999. We received $236.0 million from our initial public offering of which we used $204.4 million to paydown our existing debt, including issuance discounts, and $31.5 million to pay premiums associated with the early repayment of the debt. In 1999, we received a $92.4 million equity investment from DLJMB and affiliated funds, management and some other investors, we issued $37.6 million senior discount debentures, which we retired in full in 2000, with warrants to purchase common stock. During 1999 we also issued $150.0 million units consisting of senior subordinated notes, of which $52.5 million was retired in 2000 with warrants to purchase common stock. Furthermore, in

1999 we borrowed $162.0 million under our senior secured credit facility and paid off $63.9 million in 2000. In 1999 we redeemed 87.5% of our outstanding capital stock held by Bausch & Lomb Incorporated ("B&L") for $400.0 million and a $43.0 million subordinated discount note, which we repaid in 2000. Net activity with B&L, our 100% shareholder up until the recapitalization in 1999, was $29.4 million in net payments to B&L.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

        We are subject to market risks arising from changes in interest rates and foreign currency exchange rates. Our primary interest rate exposure results from changes in LIBOR or the base rate which are used to determine the applicable interest rates under our term loans and revolving credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $0.7 million. Fluctuations in interest rates will not affect the interest payable on the senior subordinated notes, which is fixed.

        We do not use financial instruments for trading or other speculative purposes.

        We also have exposure to some foreign currency exchange rate fluctuations for the cash flows received from our foreign affiliates. This risk is mitigated by the fact that their operations are conducted in their respective local currencies. Currently, we do not engage in any foreign currency hedging activities.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combination." The provisions of FAS 141 (i) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (ii) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (iii) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. FAS 141 also requires that upon adoption of FAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. FAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of FAS 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-live intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (iv) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

        The Company will adopt the provisions of FAS 142 in its first quarter ended March 30, 2002. The Company is in the process of preparing for its adoption of FAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. In connection with the adoption of FAS 142, the Company will reclassify approximately $17.4 million of assembled workforce from other intangible assets into goodwill and will no longer record approximately $6.3 million of amortization relating to its existing goodwill and indefinite-lived intangibles.

        FAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of FAS 142 will be completed during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the second quarter of 2002. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No.143, "Accounting for Asset Retirement Obligations" (FAS143). FAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. FAS143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective fiscal 2003. The Company believes adoption of this standard will not have a material effect on its consolidated financial statements.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (FAS 144), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" (FAS 121), and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30), for the disposal of a segment of a business. Because FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, two accounting models existed for long-lived assets to be disposed. FAS 144 establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed. It also addresses certain significant implementation issues under FAS 121. The provisions of FAS 144 will be effective for the Company as of the beginning of fiscal year 2002. The Company believes adoption of this standard will not have a material effect on its consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

INDEX

Page
Consolidated Financial Statements:
Report of Independent Accountants	32
Consolidated Statements of Income for the years ended December 29, 2001, December 30, 2000 and December 25, 1999	33
Consolidated Balance Sheets as of December 29, 2001 and December 30, 2000	34
Consolidated Statements of Cash Flows for the years ended December 29, 2001, December 30, 2000 and December 25, 1999	35
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 29, 2001, December 30, 2000 and December 25, 1999	36
Notes to Consolidated Financial Statements	37
Financial Statement Schedules:
Schedule I. Condensed Parent Company Financial Statements	71
Schedule II. Valuation and Qualifying Accounts	76
Supplementary Data:
Quarterly Information (Unaudited)	77

Report of Independent Accountants

To the Board of Directors and Shareholders of
Charles River Laboratories International, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Charles River Laboratories International, Inc. and its subsidiaries at December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 1, 2002, except as to Note 16 which is as of February 14, 2002

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	Fiscal Year Ended
	December 29, 2001	December 30, 2000	December 25, 1999
Net sales related to products	$251,259	$229,217	$192,406
Net sales related to services	214,371	77,368	39,007

Total net sales	465,630	306,585	231,413
Costs and expenses
Cost of products sold	147,354	136,161	121,065
Cost of services provided	151,025	50,493	25,664
Selling, general and administrative	68,315	51,204	39,765
Amortization of goodwill and other intangibles	8,653	3,666	1,956

Operating income	90,283	65,061	42,963
Other income (expense)
Interest income	1,493	1,644	536
Other income and expense	500	71	(47)
Interest expense	(22,797)	(40,691)	(12,789)

Income before income taxes, minority interests, earnings from equity investments and extraordinary item	69,479	26,085	30,663
Provision for income taxes	27,095	7,837	15,561

Income before minority interests, earnings from equity investments and extraordinary item	42,384	18,248	15,102
Minority interests	(2,206)	(1,396)	(22)
Earnings from equity investments	472	1,025	2,044

Income before extraordinary item	40,650	17,877	17,124
Extraordinary loss, net of tax benefit of $2,823 and $15,670, respectively	(5,243)	(29,101)	—

Net income (loss)	$35,407	$(11,224)	$17,124

Earnings per common share before extraordinary item
Basic	$0.99	$0.64	$0.86
Diluted	$0.92	$0.56	$0.86
Earnings (loss) per common share after extraordinary item
Basic	$0.86	$(0.40)	$0.86
Diluted	$0.80	$(0.35)	$0.86
Weighted average number of common shares outstanding before and after extraordinary item
Basic	40,998,558	27,737,677	19,820,369
Diluted	44,215,383	31,734,354	19,820,369

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 29, 2001	December 30, 2000
Assets
Current assets
Cash and cash equivalents	$58,271	$33,129
Trade receivables, less allowances of $2,119 and $1,036, respectively	98,478	45,949
Inventories	39,056	34,510
Deferred tax asset	8,701	2,055
Other current assets	5,648	4,094

Total current assets	210,154	119,737
Property, plant and equipment, net	155,919	117,001
Goodwill and other intangibles, less accumulated amortization of $17,246 and $8,713, respectively	90,374	41,893
Investments in affiliates	3,002	2,442
Deferred tax asset	87,781	107,964
Deferred financing costs	5,459	7,979
Other assets	18,673	16,529

Total assets	$571,362	$413,545

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$759	$231
Current portion of capital lease obligations	174	181
Accounts payable	13,868	10,767
Accrued compensation	25,736	16,997
Deferred income	22,210	5,223
Accrued liabilities	28,899	24,187
Accrued interest	2,838	3,451
Accrued income taxes	4,048	3,283

Total current liabilities	98,532	64,320
Long-term debt	155,506	201,957
Capital lease obligations	361	543
Accrued ESLIRP	11,383	10,116
Other long-term liabilities	3,082	3,415

Total liabilities	268,864	280,351

Commitments and contingencies (Note 13)
Minority interests	12,988	13,330
Shareholders' equity
Common stock (Note 6)	442	359
Capital in excess of par value	588,909	451,404
Retained earnings	(283,168)	(318,575)
Loans to officers	(341)	(920)
Unearned compensation	(316)	—
Accumulated other comprehensive income	(16,016)	(12,404)

Total shareholders' equity	289,510	119,864

Total liabilities and shareholders' equity	$571,362	$413,545

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year Ended
	December 29, 2001	December 30, 2000	December 25, 1999
Cash flows relating to operating activities
Net income/(loss)	$35,407	$(11,224)	$17,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,175	16,766	12,318
Amortization of debt issuance costs and discounts	1,403	2,104	681
Accretion of debenture and discount on note	—	6,500	2,644
Provision for doubtful accounts	1,018	121	148
Extraordinary loss, net of tax	5,243	29,101	—
Earnings from equity investments	(472)	(1,025)	(2,044)
Minority interests	2,206	1,396	22
Deferred income taxes	17,190	(887)	8,625
Windfall tax benefit from exercises of employee stock options	1,891	—	—
Gain on sale of facilities	—	—	(1,441)
Loss on disposal of property, plant and equipment	1,118	1,243	1,803
Other non-cash items	52	(1,021)	610
Changes in assets and liabilities
Trade receivables	(27,505)	(1,021)	(3,333)
Inventories	(3,762)	(2,343)	133
Other current assets	(730)	860	(3,162)
Other assets	(2,163)	(4,837)	(1,943)
Accounts payable	312	(1,141)	(2,374)
Accrued compensation	4,467	6,757	868
Deferred income	10,241	(2,420)	4,223
Accrued liabilities	(2,377)	(467)	3,111
Accrued interest	(613)	(5,556)	8,930
Accrued income taxes	916	(619)	(11,264)
Accrued ESLIRP	1,267	1,801	570
Other long-term liabilities	(986)	(320)	1,319

Net cash provided by operating activities	71,298	33,768	37,568

Cash flows relating to investing activities
Proceeds from sale of facilities	—	—	1,860
Proceeds from sale of animal colony	—	7,000	—
Dividends received from equity investments	—	—	815
Capital expenditures	(36,406)	(15,565)	(12,951)
Contingent payments for prior year acquisitions	(250)	—	(841)
Acquisition of businesses net of cash acquired	(55,265)	(6,011)	(23,051)

Net cash used in investing activities	(91,921)	(14,576)	(34,168)

Cash flows relating to financing activities
Payments received from (loans to) officers	579	—	(920)
Payments of deferred financing costs	(984)	(694)	(14,442)
Proceeds from long-term debt and revolving credit facility	41,915	—	339,007
Payments on long-term debt and payments on revolving credit facility	(104,462)	(202,632)	(252)
Premium paid for early retirement of debt	(3,841)	(31,532)	—
Payments on capital lease obligations	(4,202)	(324)	(307)
Dividends paid to minority interests	(729)	—	—
Net activity with Bausch & Lomb	—	—	(29,415)
Proceeds from exercises of employee stock options	1,380	—	—
Proceeds from exercise of warrants	883	—	10,606
Proceeds from issuance of common stock, net of transaction fees	116,691	235,964	92,387
Recapitalization transaction costs	—	—	(8,168)
Recapitalization consideration	—	—	(400,000)

Net cash provided by (used in) financing activities	47,230	782	(11,504)

Effect of exchange rate changes on cash and cash equivalents	(1,465)	(1,855)	(1,697)

Net change in cash and cash equivalents	25,142	18,119	(9,801)
Cash and cash equivalents, beginning of year	33,129	15,010	24,811

Cash and cash equivalents, end of year	$58,271	$33,129	$15,010

Supplemental cash flow information
Cash paid for interest.	$21,470	$37,638	$538
Cash paid for taxes.	$5,868	$8,539	$4,656

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Loans to Officers	Unearned Compensation
Balance at December 26, 1998	$168,259	$156,108	$(5,686)	$1	$17,836	$—	$—
Components of comprehensive income (net of tax):
Net income	17,124	17,124	—	—	—	—	—
Foreign currency translation	(3,241)	—	(3,241)	—	—	—	—
Minimum pension liability adjustment	114	—	114	—	—	—	—

Total comprehensive income	13,997	—	—	—	—	—	—

Net activity with Bausch & Lomb	(29,415)	(29,415)	—	—	—	—	—
Loans to officers	(920)	—	—	—	—	(920)	—
Transaction costs	(8,168)	(8,168)	—	—	—	—	—
Deferred tax asset	99,506	—	—	—	99,506	—	—
Issuance of common stock	92,387	—	—	102	92,285	—	—
Recapitalization consideration	(443,000)	(443,000)	—	—	—	—	—
Redeemable common stock classified outside of equity	(13,198)	—	—	—	(13,198)	—	—
Warrants	10,606			—	10,606	—	—
Exchange of stock	—	—	—	95	(95)	—	—

Balance at December 25, 1999	$(109,946)	$(307,351)	$(8,813)	$198	$206,940	$(920)	$—

Components of comprehensive income (net of tax):
Net loss	$(11,224)	$(11,224)	$—	$—	$—	$—	$—
Foreign currency translation	(2,558)	—	(2,558)	—	—	—	—
Minimum pension liability adjustment	(1,033)	—	(1,033)	—	—	—	—

Total comprehensive income	(14,815)	—	—	—	—	—	—

Deferred tax asset	(4,537)	—	—	—	(4,537)	—	—
Issuance of common stock	235,964	—	—	161	235,803	—	—
Redeemable common stock classified outside of equity	13,198	—	—	—	13,198	—	—

Balance at December 30, 2000	$119,864	$(318,575)	$(12,404)	$359	$451,404	$(920)	$—

Components of comprehensive income (net of tax):
Net income	$35,407	$35,407	$—	$—	$—	$—	$—
Foreign currency translation	(3,550)	—	(3,550)	—	—	—	—
Minimum pension liability adjustment	(62)	—	(62)	—	—	—	—

Total comprehensive income	31,795	—	—	—	—	—	—

Issuance of common stock	116,691	—	—	55	116,636	—	—
Exercise of stock options	1,380	—	—	2	1,378	—	—
Windfall tax benefit from exercise of stock options	1,891	—	—	—	1,891	—	—
Exercise of warrants	883	—	—	19	864	—	—
Issuance of restricted stock related to business Acquisitions	16,375	—	—	7	16,368	—	—
Issuance of restricted stock to employees	—	—	—	—	368	—	(368)
Amortization of unearned compensation	52	—	—	—	—	—	52
Repayment of officer loans	579	—	—	—	—	579	—

Balance at December 29, 2001	$289,510	$(283,168)	$(16,016)	$442	$588,909	$(341)	$(316)

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1. Description of Business and Summary of Significant Accounting Policies

  Basis of Presentation

        Charles River Laboratories International, Inc. (together with its subsidiaries, the "Company") is a holding company with no operations or assets other than its ownership of 100% of the outstanding common stock of Charles River Laboratories, Inc. Through September 29, 1999, Charles River Laboratories International, Inc. and Charles River Laboratories, Inc. were 100% owned by Bausch & Lomb Incorporated ("B&L"). The assets, liabilities, operations and cash flows relating to Charles River Laboratories, Inc. and its subsidiaries were held by B&L and certain of its affiliated entities. As more fully described in Note 3, effective September 29, 1999, pursuant to a recapitalization agreement, all such assets, liabilities and operations were contributed to an existing dormant subsidiary which was subsequently renamed Charles River Laboratories, Inc. Under the terms of the recapitalization, Charles River Laboratories, Inc. became a wholly owned subsidiary of Charles River Laboratories International, Inc. These financial statements include all such assets, liabilities, results of operations and cash flows on a combined basis for the period prior to September 29, 1999 and on a consolidated basis thereafter.

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

        Charles River Laboratories International, Inc. was formerly known as Charles River Laboratories Holdings, Inc. prior to the year ended December 30, 2000. The consolidated financial statements and related notes presented herein reflect this name change.

  Description of Business

        The Company is a leading provider of critical research tools and integrated support services that enable innovative and efficient drug discovery and development. The Company's fiscal year is the twelve month period ending the last Saturday in December.

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

  Property, Plant and Equipment

        Property, plant and equipment, including improvements that significantly add to productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed as incurred. Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: buildings, 20 to 40 years; machinery and equipment, 2 to 20 years; furniture and fixtures, 5 to 7 years; vehicles, 2 to 4 years; and leasehold improvements, shorter of estimated useful life or the lease periods.

  Intangible Assets

        Intangible assets are amortized on a straight-line basis over periods ranging from 5 to 20 years. Intangible assets consist primarily of goodwill, workforce and customer lists. The net goodwill balances as of December 29, 2001 and December 30, 2000 were $70,797 and $26,894, respectively.

  Other Assets

        Other assets consist primarily of the cash surrender value of life insurance policies and a defined benefit plan pension asset.

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

  Stock-Based Compensation Plans

        As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), the Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company adopted FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB

Opinion No. 25" (FIN 44) in 2000 with no impact on the results of operations or financial position of the Company.

  Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, the transfer of title and risk of loss has occurred, the sales price is fixed and determinable and collectibility is probable. This recognition criteria is generally met at the time the product is delivered to the customer's site. Product sales are recorded net of returns. Amounts billed for shipping and handling costs are classified as revenue in the consolidated statement of income, in accordance with Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." Costs incurred for shipping and handling is included in cost of products sold. Sales related to services are generally recognized over the contract term using the percentage of completion method in accordance with Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Billings in excess of revenue on service contracts are recorded as deferred income until the revenue recognition criteria are met.

  Fair Value of Financial Instruments

        The carrying amount of the Company's significant financial instruments, which includes accounts receivable, accounts payable and the senior secured credit facility and other financing instruments (Note 3) approximates their fair values at December 29, 2001 and December 30, 2000. In addition, as discussed in Note 16, the Company consummated a tender offer for the outstanding senior subordinated notes.

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

  Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables from customers within the pharmaceutical and biomedical industries. As these industries have experienced significant growth and its customers are predominantly well established and viable, the Company believes its exposure to credit risk to be minimal.

  Comprehensive Income

        The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). As it relates to the Company, comprehensive income is defined as net income plus the sum of the change in currency translation adjustments and the change in minimum pension liability (collectively, other comprehensive income) and is presented in the Consolidated Statement of Changes in Shareholders' Equity.

  Segment Reporting

        In accordance with the Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131), the Company discloses financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in two operating segments, research models and biomedical products and services.

        Research models are principally comprised of virally defined purpose-bred rats and mice used in drug and medical device testing typically required by the FDA and foreign regulatory bodies. Biomedical products and services include discovery services, development services, in vitro detection systems and vaccine support services. Discovery services assist customers in screening drug candidates faster by providing genetically defined research models for in-house research and by implementing efficacy screening protocols to improve the customers' drug evaluation process. Development services are FDA compliant services that aid customers in drug safety assessment, biotech safety testing and medical device testing. In vitro detection systems are comprised of non-animal, or in vitro, products or services for testing the safety of drugs and devices. Vaccine support products are principally pathogen free fertilized chicken eggs, a critical ingredient for poultry vaccine production.

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

  New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other

Intangible Assets" (FAS 142). FAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combination." The provisions of FAS 141 (i) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (ii) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (iii) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. FAS 141 also requires that upon adoption of FAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. FAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of FAS 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (iv) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

        The Company will adopt the provisions of FAS 142 in its first quarter ended March 30, 2002. The Company is in the process of preparing for its adoption of FAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. In connection with the adoption of FAS 142, the Company will reclassify approximately $17,369 of assembled workforce from other intangible assets into goodwill and will no longer record approximately $6,286 of amortization relating to its existing goodwill and indefinite-lived intangibles.

        FAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company anticipates to complete that first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of FAS 142 will be completed during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the second quarter of 2002. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No.143, "Accounting for Asset Retirement Obligations" (FAS143). FAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. FAS143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective fiscal 2003. The Company believes adoption of this standard will not have a material effect on its consolidated financial statements.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (FAS 144), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" (FAS 121), and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30), for the disposal of a segment of a business. Because FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, two accounting models existed for long-lived assets to be disposed. FAS 144 establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed. It also addresses certain significant implementation issues under FAS 121. The provisions of FAS 144 will be effective for the Company as of the beginning of fiscal year 2002. The Company believes adoption of this standard will not have a material effect on its consolidated financial statements.

  Reclassifications

        Certain amounts in prior year financial statements and related notes have been reclassified to conform with current year presentation.

2. Public Offerings

        On July 25, 2001, the Company consummated a public offering ("July offering") of 8,000,000 shares of common stock at a price of $29.00 per share. The Company issued 2,000,000 shares of common stock and existing shareholders sold 6,000,000 shares. On July 30, 2001, existing shareholders sold an additional 724,700 shares of common stock through the exercise of the overallotment option. The Company received proceeds of $54,469, net of the underwriters' commission and offering costs.

        On March 21, 2001, the Company consummated a public offering ("March offering") of 8,050,000 shares of common stock at a price of $19.00 per share. The Company issued 3,500,000 shares of common stock and existing shareholders sold 4,550,000 shares, which included the exercise of the underwriters' overallotment option of 1,050,000 shares. The Company received proceeds of $62,222, net of the underwriters' commission and offering costs.

        The uses of the July offering and March offering proceeds are as follows:

	July Offering		March Offering
Repayment of senior subordinated notes	$21,403	*	$—
Repayment of term loan A	5,500		6,000
Repayment of term loan B	16,500		18,000
Repayment of term loan C	5,500		6,000
Repayment of revolver	—		17,000
Repayment of convertible note	—		9,210	*
Repayment of other debt and early paydown of capital lease obligations	5,566		6,012
Transaction fees and expenses	3,531		4,278

	$58,000		$66,500

*
Includes issuance discount and premium on early repayment.

        The Company has recorded an extraordinary loss before tax of $8,066, due to the payment of premiums related to the early extinguishment of debt ($3,841) and the write-off of deferred financing costs ($2,372) and issuance discounts ($1,853). This extraordinary loss was recorded in the consolidated statement of income net of a tax benefit of $2,823 in 2001.

        On June 28, 2000, the Company consummated an initial public offering (the "IPO") of 16,100,000 shares of its common stock at a price of $16.00 per share. The number of shares includes the exercise of an over-allotment option by the underwriters. The Company received proceeds of $235,964, net of underwriters' commissions and offering costs. Proceeds from the IPO were used to pay down a portion of the Company's existing debt as described below.

        The Company used the proceeds from the IPO plus cash on hand of $300 to repay $204,732 of its existing debt, including issuance discounts. Premiums totaling $31,532 were paid as a result of the early repayment of the senior discount debentures and a portion of the senior subordinated notes.

        The sources and uses of cash from the IPO are as follows:

Sources of funds:
Proceeds from offering	$257,600
Cash on hand	300
Uses of funds:
Redemption of senior subordinated notes	(52,500) *
Premium on redemption of principal amount of senior subordinated notes	(7,088)
Repayment of subordinated discount note	(46,884)
Repayment of senior discount debentures	(42,348) *
Premium on early extinguishment of senior discount debentures	(24,444)
Repayment of term loan A	(14,500)
Repayment of term loan B	(43,500)
Repayment of revolver	(5,000)
Transaction fees and expenses	(21,636)

Net adjustment to cash	$—

*
Includes issuance discount.

        An extraordinary loss before tax of $44,771 was recorded due to the payment of premiums relating to the early extinguishment of debt ($31,532); the write-off of issuance discounts ($8,537) and deferred financing costs ($5,226); offset by a book gain of $524 on the subordinated discount note. This extraordinary loss was recorded net of a tax benefit of $15,670.

3. Recapitalization and Related Financing

        On September 29, 1999, CRL Acquisition LLC, an affiliate of DLJ Merchant Banking Partners II, L.P. and affiliated funds ("DLJMB Funds"), consummated a transaction in which it acquired 87.5% of the common stock of Charles River Laboratories, Inc. from B&L for approximately $443.0 million. This transaction was effected through Charles River Laboratories International, Inc. and was accounted for as a leveraged recapitalization, which had no impact on the historical basis of assets and liabilities. The transaction did, however, affect the capitalization structure of the Company as further described below. In addition, concurrent with the transaction, and more fully described in Note 4, the Company purchased all of the outstanding shares of common stock of SBI Holdings, Inc. ("Sierra"), a pre-clinical biomedical services company, for $23.3 million.

        The recapitalization transaction and related fees and expenses were funded as follows:

  •
  issuance of 150,000 units, each consisting of a $1,000 principal amount of a 13.5% senior subordinated note and one warrant to purchase 7.596 shares of common stock of the Company;

  •
  borrowings by the Company of $162.0 million under a new senior secured credit facility;

  •
  an equity investment of $92.4 million;

  •
  issuance of $37.6 million senior discount debentures with warrants; and

  •
  issuance of a $43.0 million subordinated discount note to B&L.

        The Company incurred approximately $14,442 in debt issuance costs related to these transactions. The Company also incurred approximately $984 of debt issuance cost related to the term loan C facility. These costs have been capitalized as long-term assets and are being amortized over the terms of the indebtedness. Of these costs, $2,372 and $5,226 were written off in 2001 and 2000, respectively, as a result of the repayments of debt. Amortization expense of $1,132, $1,503 and $426 was recorded in the accompanying consolidated financial statements for the years ended December 29, 2001, December 30, 2000 and December 25, 1999, respectively. In addition, the Company also incurred transaction costs of $8,168, which were recorded as an adjustment to retained earnings in 1999.

        Subsidiaries of B&L retained 12.5% of their equity investment in the Company in the recapitalization. The Company estimated the fair value attributable to this equity to be $13,198 which was reclassified in 1999 from capital in excess of par to the mezzanine section of the balance sheet due to the existence of a put option held by subsidiaries of B&L. As a result of the IPO on June 28, 2000, the put option expired. Accordingly, this amount was reclassified as permanent equity in capital in excess of par upon completion of the IPO.

  Reconciliation of Recapitalization Transaction

        The funding to consummate the 1999 recapitalization transaction was as follows:

Funding:
Available cash	$4,886
Senior subordinated notes with warrants	150,000
Senior secured credit facility	162,000
Senior discount debentures with warrants	37,600
DLJMB funds, management and other investor equity	92,387

Total cash funding	446,873
Subordinated discount note	43,000
Equity retained by subsidiaries of B&L	13,198

Total funding	$503,071

Uses of funds:
Recapitalization consideration	$443,000
Equity retained by subsidiaries of B&L	13,198
Cash consideration for Sierra acquisition (Note 4)	23,343
Debt issuance costs	14,442
Transaction costs	8,168
Loans to officers	920

Total uses of funds	$503,071

Senior Subordinated Notes and Warrants

        As part of the recapitalization transaction, the Company issued 150,000 units, each comprised of a $1,000 senior subordinated note and a warrant to purchase 7.596 shares of common stock of Charles River Laboratories International, Inc. for total proceeds of $150,000. The senior subordinated notes will mature on October 1, 2009. The Company allocated the $150,000 offering proceeds between the senior subordinated notes $(147,872) and the warrants $(2,128), based upon the estimated fair value. The discount on the senior subordinated notes is amortized over the life of the notes and amounted to $133, $186 and $53 in 2001, 2000 and 1999, respectively. The portion of the proceeds allocated to the warrants is reflected as capital in excess of par in the accompanying consolidated financial statements. Each warrant entitles the holder, subject to certain conditions, to purchase 7.596 shares of common stock of Charles River Laboratories International, Inc. at an exercise price of $5.19 per share of common stock, subject to adjustment under some circumstances. Upon exercise, the holders of warrants would be entitled to purchase 969,881 and 1,139,551 shares of common stock of Charles River Laboratories International, Inc. as of December 29, 2001 and December 30, 2000, respectively. The warrants currently will expire on October 1, 2009.

        The Company used a portion of its proceeds from the 2001 offerings (Note 2) to repay $21,403, including $200 of discount of the senior subordinated notes and premiums of $3,631. During the third quarter of 2000 the Company used a portion of the proceeds from the IPO (Note 2) to repay $52,500, including $671 of discount, of the senior subordinated notes. A premium of $7,088 was also paid as a result of this redemption.

        As a result of the IPO, the senior subordinated notes are subject to redemption at any time at the option of the issuer at redemption prices set forth in the senior subordinated notes. Interest on the senior subordinated notes accrues at a rate of 13.5% per annum and is paid semiannually in arrears on October 1 and April 1 of each year. The payment of principal and interest on the senior subordinated notes are subordinated in right to the prior payment of all senior debt.

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

Senior Secured Credit Facility

        The senior secured credit facility includes a $40,000 term loan A facility, a $120,000 term loan B facility, a $25,000 term loan C facility and a $30,000 revolving credit facility. The term loan A facility will mature on October 1, 2005, the term loan B facility will mature on October 1, 2007, the term loan C facility will mature on October 14, 2007 and the revolving credit facility will mature on October 1, 2005. Interest on the term loan A and revolving credit facility accrues at either a base rate or LIBOR plus 1.75%, at the Company's option (3.68% at December 29, 2001). Interest on the term loan B accrues at either a base rate plus 2.50% or LIBOR plus 3.75% (5.68% at December 29, 2001). Interest on the term loan C facility accrues at either a base rate or LIBOR plus 3.25% (5.36% at December 29, 2001). Interest is paid quarterly in arrears commencing on December 30, 1999. At December 29, 2001, the Company had no outstanding borrowings on its revolving credit facility. A commitment fee in an amount equal to 0.38% per annum on the daily average unused portion of the revolving credit facility is paid quarterly in arrears. The senior secured credit facility requires the Company to remain in compliance with certain financial ratios as well as other restrictive covenants.

        The Company used a portion of its proceeds from the 2001 offerings (Note 2) to repay $11,500 of the term loan A facility and $34,500 of the term loan B facility and $11,500 of the term loan C facility. During the third quarter of 2000, the Company used a portion of its proceeds from the IPO (Note 2) to repay $14,500 of the term loan A facility and $43,500 of term loan B facility.

        During the first quarter of 2000, the Company obtained a waiver and amended the credit agreement regarding certain equity investment provisions. In the third quarter of 2000, the Company obtained a waiver and amended the credit agreement to permit the consummation of the initial public offering.

        The Company has certain insignificant foreign borrowings outstanding at December 29, 2001 and December 30, 2000, amounting to $2,469 and $4,798, respectively.

  Other Financing

        In connection with the acquisition of an additional 16% of its joint venture company, Charles River Japan, on February 28, 2000 (Note 4), the Company entered into a 400 million yen, or $3,670, three year promissory note with Ajinomoto Co., Inc. The note is denominated in Japanese Yen and translated to U.S. dollars for financial statement purposes. The note bears interest at the long term prime rate in Japan, 1.85% at December 29, 2001, and is secured by the additional 16% of equity acquired. The outstanding balance was $1,556 and $3,562 at December 29, 2001 and December 30, 2000, respectively.

        As part of the recapitalization in 1999, the Company issued senior discount debentures with detachable warrants ("the DLJMB Warrants") to the "DLJMB Funds" and other investors for $37,600. The Company has estimated the fair value of the warrants to be $8,478 and allocated the $37,600 of proceeds between the discount debentures $(29,122) and the warrants $(8,478). The senior discount debentures were repaid in full during the third quarter of 2000 (Note 2). As a result of the repayment, the Company paid $24,444 in premiums. The portion of the proceeds allocated to the DLJMB Warrants is reflected as capital in excess of par in the accompanying consolidated financial statements. Each of the 1,831,095 DLJMB Warrants will entitle the holders thereof to purchase one share of common stock of the Company at an exercise price of not less than $0.01 per share subject to customary antidilution provisions and other customary terms. The DLJMB Warrants are exercisable at any time through April 1, 2010. As of December 29, 2001 and December 30, 2000, there were 97,387 and 1,831,095 DLJMB Warrants outstanding, respectively.

        The $43,000 subordinated discount note issued by the Company in connection with the recapitalization transaction was repaid in full during the third quarter of 2000 (Note 2).

3. Recapitalization and Related Financing (Continued)

Minimum Future Principal Repayments

        Minimum future principal payments of long-term debt at December 29, 2001 are as follows:

Fiscal Year
2002	$759
2003	2,354
2004	836
2005	14,873
2006	3,428
Thereafter	134,015

Total	$156,265

        In addition, on January 24, 2002, the Company issued $175,000 par value senior convertible debentures through a private placement offering (Note 16).

4. Business Acquisitions and Disposals

        The Company acquired several businesses during the three-year period ended December 29, 2001. All acquisitions have been accounted for under the purchase method of accounting. The results of operations of the acquired businesses are included in the consolidated financial statements from the date of acquisition.

        Significant acquisitions include the following:

        On January 8, 2001, Charles River Laboratories, Inc. ("CRL"), the Company's wholly owned subsidiary, purchased 100% of the common stock of Pathology Associates International Corporation ("PAI"). Consideration, including acquisition expenses, of $35,238 was paid with respect to this acquisition, consisting of $25,557 of cash and a $12,000 callable convertible note. The convertible note has a five year term and bears interest at 2% per annum. As the stated interest rate attached to this note is lower that the prevailing borrowing rate available to CRL, a discount of $2,319, which is being amortized over the life of the note, was recorded upon issuance. Consideration of $9,681 was recorded with respect to the convertible note. Under certain conditions, the note is convertible into shares of the Company's common stock at a price of $23.38. During the second quarter of 2001, the Company repaid $9,000, including issuance discounts of $1,653, of the convertible note. The cash consideration was funded in part through a $15,000 drawdown from CRL's revolving credit facility. This acquisition was recorded as a purchase business combination and CRL is consolidating the operations of PAI from the date of acquisition.

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

        On July 20, 2001, CRL purchased 100% of the common stock of Genetic Models, Inc. ("GMI") for cash consideration of $4,000. This acquisition was recorded as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." The Company is consolidating the operations of GMI from the date of acquisition.

        The Company has finalized the purchase price allocation associated with the PAI, Primedica and GMI acquisitions. The allocation of purchase price for these acquisitions is as follows:

        Allocation of purchase price:

	PAI	Primedica	GMI
Net current assets	$3,126	$4,303	$635
Property, plant and equipment	1,276	24,594	215
Non-current assets	159	35	—
Net current liabilities	—	—	(244)
Non-current liabilities	—	(859)	(44)

Estimated fair value, net assets acquired	4,561	28,073	562
Goodwill and other intangibles	30,677	23,034	3,438

Consideration	35,238	51,107	4,000
Less: assumed debt	—	(9,024)	—

	$35,238	$42,083	$4,000

        Goodwill and other intangibles:

	PAI	Primedica	GMI
Workforce	$2,970	$15,000	$—
Trade names and trademarks	2,000	1,000	—
Customer contracts	2,550	—	—
Standard operating procedures	140	870	—
Research models	—	—	3,438
Other identifiable intangibles	—	599	—
Goodwill	23,017	5,565	—

Total goodwill and other intangibles	$30,677	$23,034	$3,438

        Net current assets in the above Primedica purchase price allocation includes a $530 severance liability recorded in accordance with EITF 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"). This liability relates to severance benefits to be provided to certain Primedica employees. Approximately $379 of these severance benefits were paid during 2001. The remaining payments will be made by the end of fiscal 2002.

        Goodwill and other intangible assets recorded in the consolidated financial statements associated with the PAI and Primedica acquisitions are being amortized over their estimated useful lives ranging from 2 to 20 years. Intangible assets associated with the GMI acquisition are accounted for in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible

Assets." The value attributed to research models is considered to have an indefinite useful life and is not amortized.

        On February 28, 2000, the Company acquired an additional 16% of the equity (340,840 common shares) of its 50% equity joint venture company, Charles River Japan, from Ajinomoto Co., Inc. The purchase price for the equity was 1.4 billion yen, or $12,844. One billion yen, or $9,174, was paid at closing, and the balance of 400 million yen, or $3,670, was deferred pursuant to a three year balloon promissory note secured by a pledge of the additional 16% of shares acquired. Effective with the acquisition of this additional interest, the Company has control of, and is consolidating, the operations of Charles River Japan. The estimated fair value of the incremental net assets acquired is $6,207. Goodwill of $6,637 has been recorded in the accompanying consolidated financial statements and is being amortized over its estimated useful life of 15 years.

        On September 29, 1999, Charles River Laboratories, Inc. acquired 100% of the outstanding stock of SBI Holdings, Inc. ("Sierra"), a pre-clinical biomedical services company, for $23,343 in cash, of which $6,000 was used to repay existing debt. The estimated fair value of assets acquired and liabilities assumed relating to the Sierra acquisition are summarized below:

        Allocation of purchase price:

Net current assets (including cash of $292)	$1,807
Property, plant and equipment	5,198
Other non-current assets	254

Estimated fair value of assets acquired	7,259
Goodwill and other intangibles	16,535

Estimated fair value	23,794
Less long-term liabilities assumed	(451)

$23,343

        Goodwill and other intangibles:

Customer list	$11,491
Work force	2,941
Other identifiable intangibles	1,251
Goodwill	852

Total goodwill and other intangibles	$16,535

        Goodwill and other intangibles related to the Sierra acquisition are being amortized on a straight-line basis over their established useful lives, which range from 5 to 15 years. As the transaction was effected through the acquisition of the stock of Sierra, the historical tax basis of Sierra continues and a deferred tax liability and offsetting goodwill of $4,374 were recorded.

        In conjunction with the Sierra acquisition, the Company paid $2,000 additional contingent consideration as Sierra achieved specified financial targets in fiscal 2000. This additional consideration was recorded as additional goodwill in the year ended December 30, 2000. Also, the Company has agreed to pay up to $10,000 in performance-based bonuses to employees if specified financial objectives are reached over the five years following the acquisition of Sierra. At the time these contingencies become probable, the bonuses, if any, are recorded as compensation expense. In addition, the Company entered into employment agreements with certain key scientific and management personnel of Sierra that contain retention and non-competition payments totaling $3,000 to be paid upon their continuing employment with the Company at December 31, 1999 and June 30, 2001. The Company recorded compensation expense of $602, $963 and $1,435 in 2001, 2000 and 1999, respectively.

        In addition, during 2001 and 1999 the Company made contingent payments of $250 and $841, respectively, relating to a previous acquisition.

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

	Fiscal Year Ended
	December 29, 2001	December 30, 2000	December 25, 1999
Net sales	$479,812	$419,037	$247,447
Operating income	90,781	69,072	43,852
Income before extraordinary item	40,738	16,916	19,652
Net income (loss)	35,495	(12,185)	19,652
Earnings per common share before extraordinary item
Basic	$0.99	$0.61	$0.99
Diluted	$0.92	$0.53	$0.99
Earnings (loss) per common share after extraordinary item
Basic	$0.87	$(0.44)	$0.99
Diluted	$0.80	$(0.38)	$0.99

        Refer to Note 5 for further discussion of the method of computation of earnings per share.

        The Company had the following disposals:

        During the fourth quarter of 2001, the Company recorded a pre-tax restructuring charge of $1,788, including asset disposals of $1,041, employee separation of $477 and other charges of $270. The consolidation of the Company's service capabilities resulted in this charge associated with the closing of the San Diego, California facility. Approximately 40 employees were terminated as a result of this action. As of December 29, 2001, $720 of this charge is included in the consolidated balance sheet as an accrued liability. The Company expects the reserve to be fully utilized by the end of 2002.

        A summary of the activities associated with the San Diego restructuring charge is as follows:

	Employee Separations	Other	Total
2001 charges excluding asset disposals	$477	$270	$747
Amounts paid	27	—	27

December 29, 2001	$450	$270	$720

        During the fourth quarter of 2000, the Company recorded a pre-tax restructuring charge of $1,290, including asset disposals of $212, associated with the closing of a facility in France. During 2001, the Company recorded additional charges of $1,915, which includes a writedown of assets held for sale of $400 and additional severance payments and other related expenses of $1,515 relating to the settlement of labor disputes which originated during the first quarter of 2001. These charges have been recorded in selling, general and administrative expenses in the accompanying consolidated statements of income, and are expected to be paid during fiscal 2002. The overall purpose of the restructuring charges was to reduce costs and improve profitability by closing excess capacity. Approximately 60 employees were terminated as a result of this restructuring.

        A summary of the activities associated with the France restructuring charge is as follows:

	Employee Separations	Other	Total
December 30, 2000	$993	$85	$1,078
Additional charges recorded excluding asset disposals	1,351	164	1,515
Amounts paid	(1,444)	(180)	(1,624)

December 29, 2001	$900	$69	$969

        As of December 29, 2001 and December 30, 2000, $969 and $1,078, respectively, was unpaid and included in the consolidated balance sheet as an accrued liability.

        On March 10, 2000, the Company announced the closure of its Shamrock primate import and conditioning business in Small Dole, England. This closure was completed during the second quarter of 2000. A charge of $751 related to the closure was recorded in selling, general and administrative expenses in the first quarter of 2000. This reserve was fully utilized in the second quarter of 2000.

        During January 2000, the Company sold a product line within its research model business segment. The selling price of $7,000 approximated the net book value of the underlying assets at the time of the sale. In addition, the Company had approximately $900 of deferred revenue which was related to cash payments received in advance of delivery of the research models. Under the terms of the sale agreement, the Company was no longer obligated to ship the research models and, accordingly, recorded this amount as income in the first quarter of 2000. Fiscal 1999 sales associated with this product line approximated $2,800.

5. Earnings Per Share

        As more fully described in Note 3 pursuant to the recapitalization agreement effective September 29, 1999, all of the assets, liabilities, operations and cash flows relating to Charles River Laboratories, Inc., were contributed to an existing dormant subsidiary which was subsequently renamed Charles River Laboratories, Inc. Under the terms of the recapitalization, Charles River Laboratories, Inc., became a wholly owned subsidiary of Charles River Laboratories International, Inc. The capital structure in place for periods prior to September 29, 1999 was significantly different than the capital structure of the Company after the recapitalization. The consolidated statement of income for the year ended December 25, 1999 also includes operations of certain B&L entities which were not historically supported by the combined capital structure of Charles River Laboratories International, Inc. and Charles River Laboratories, Inc. As a result, the presentation of historical earnings per share data determined using the combined historical capital structure for the year ended December 25, 1999 would not be meaningful and has not been included in these consolidated financial statements. Rather, earnings per share for the year ended December 25, 1999 has been computed assuming that the shares outstanding after the recapitalization had been outstanding for this period.

        Based upon the amounts invested, shares of Charles River Laboratories International, Inc.'s common stock outstanding at the date of the recapitalization totaled 19,820,369. Basic earnings per share for the year ended December 25, 1999 was computed by dividing earnings available to common shareholders for this period by the weighted average number of common shares outstanding in the period subsequent to the recapitalization. Basic earnings per share for the years ended December 29, 2001 and December 30, 2000 was computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods.

        For purposes of calculating diluted earnings per share for the year ended December 25, 1999, the weighted average number of common shares used in the basic earnings per share computation described above has not been adjusted to include common stock equivalents, as these common stock equivalents were issued in connection with the recapitalization financing and are not assumed to be outstanding for purposes of computing earnings per share in this period. The weighted average number of common shares outstanding for the years ended December 29, 2001 and December 30, 2000 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share before and after the extraordinary item for these periods.

        The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings per share before and after the extraordinary item:

	Fiscal Year Ended
	December 29, 2001	December 30, 2000	December 25, 1999
Numerator:
Income before extraordinary item	$40,650	$17,877	$17,124
Extraordinary loss, net of tax benefit	(5,243)	(29,101)	—

Income (loss) after extraordinary item for purposes of calculating basic earnings (loss) per share	35,407	(11,224)	17,124

After-tax equivalent of interest expense on 2% convertible note	91	—	—

Income (loss) for purposes of calculating diluted earnings per share	$35,498	$(11,224)	$17,124

Denominator:
Weighted average shares outstanding — Basic	40,998,558	27,737,677	19,820,369
Effect of dilutive securities
Stock options	1,125,034	1,336,965	—
Warrants	1,963,476	2,659,712	—
2% convertible debt	128,315	—	—

Weighted average shares outstanding — Diluted	44,215,383	31,734,354	19,820,369

Basic earnings per share before extraordinary item	$0.99	$0.64	$0.86
Diluted earnings per share before extraordinary item	$0.92	$0.56	$0.86
Basic (loss) per share on extraordinary item	$(0.13)	$(1.04)	$—
Diluted (loss) per share on extraordinary item	$(0.12)	$(0.91)	$—
Basic earnings (loss) per share after extraordinary item	$0.86	$(0.40)	$0.86
Diluted earnings (loss) per share after extraordinary item	$0.80	$(0.35)	$0.86

        For the year ended December 30, 2000, in the computation of the diluted loss per share on the extraordinary loss and net loss, the common stock equivalents have an antidilutive effect. They have been included in the computation as they are dilutive with respect to income from continuing operations.

6. Shareholders' Equity

        As more fully described in Note 1, the capital structure of the Company is presented on a consolidated basis at December 29, 2001 and December 30, 2000. Capital stock information at each date is as follows:

  December 29, 2001

Common stock $0.01 par value, 120,000,000 shares authorized, 44,189,650 shares issued and outstanding	$442

        The Company has 20,000,000 shares of $0.01 par value preferred stock authorized. At December 29, 2001 no shares were issued and outstanding.

  December 30, 2000

Common stock $0.01 par value, 120,000,000 shares authorized, 35,920,369 shares issued and outstanding	$359

        The Company has 20,000,000 shares of $0.01 par value preferred stock authorized. At December 30, 2000 no shares were issued and outstanding.

        The composition of accumulated other comprehensive income is as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 25, 1999	$(7,547)	$(1,266)	$(8,813)
Period change	(5,299)	(1,310)	(6,609)
Tax benefit	2,741	277	3,018

Balance at December 30, 2000	(10,105)	(2,299)	(12,404)
Period change	(4,007)	(459)	(4,466)
Tax benefit	457	397	854

Balance at December 29, 2001	$(13,655)	$(2,361)	$(16,016)

7. Supplemental Balance Sheet Information

        The composition of inventories is as follows:

	December 29, 2001	December 30, 2000
Raw materials and supplies	$5,225	$4,052
Work in process	2,484	910
Finished products	31,347	29,548

Inventories	$39,056	$34,510

        The composition of property, plant and equipment is as follows:

	December 29, 2001	December 30, 2000
Land	$9,626	$9,367
Buildings	148,372	142,569
Machinery and equipment	121,473	95,407
Leasehold improvements	9,380	5,747
Furniture and fixtures	2,576	1,992
Vehicles	2,351	2,378
Construction in progress	19,443	5,102

	313,221	262,562
Less accumulated depreciation	(157,302)	(145,561)

Net property, plant and equipment	$155,919	$117,001

        Depreciation expense for 2001, 2000, and 1999 was $18,522, $13,099, and $10,062, respectively.

8. Leases

  Capital Leases

        The Company has one capital lease for a building and numerous capital leases for equipment. These leases are capitalized using interest rates considered appropriate at the inception of each lease. Assets under capital lease are not significant.

        Capital lease obligations amounted to $535 and $724 at December 29, 2001 and December 30, 2000, respectively, with maturities through 2003 at interest rates ranging from 8.8% to 12.6%. Future minimum lease payments under capital lease obligations at December 29, 2001 are as follows:

2002	$276
2003	434

Total minimum lease payments	710
Less amount representing interest	(175)

Present value of net minimum lease payments	$535

8. Leases (Continued)

  Operating Leases

        The Company has various operating leases for machinery and equipment, automobiles, office equipment, land and office space. Rent expense for all operating leases was $10,045 in 2001, $5,926 in 2000, and $4,453 in 1999. Future minimum payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consist of the following at December 29, 2001:

2002	$9,683
2003	8,162
2004	7,098
2005	4,473
2006	3,175
Thereafter	8,249

$40,840

9. Income Taxes

        Prior to September 29, 1999, the Company was not a separate taxable entity for federal and state income tax purposes and its income for these periods was included in the consolidated B&L income tax returns. The Company accounted for income taxes for these periods under the separate return method in accordance with FAS 109. Under the terms of the recapitalization agreement, B&L has assumed all income tax consequences associated with the periods through September 29, 1999. Accordingly, all current and deferred income tax balances reflected in the Company's consolidated financial statements on the effective date of the recapitalization will ultimately be settled by B&L. As a result, the domestic income tax attributes have been included in the net activity with B&L and have been charged off against retained earnings. Foreign subsidiaries are responsible for remitting taxes in their local jurisdictions.

        In addition, in connection with the recapitalization transaction, the Company elected under Internal Revenue Code Section 338(h)(10) to treat the transaction as a purchase resulting in a step-up in the tax basis of the underlying assets. The election resulted in the recording of a deferred tax asset in 1999, net of valuation allowance, of approximately $99,506 for the estimated future tax benefits associated with the increased tax basis of the assets. The Company expects to realize the net benefit of the deferred tax asset over a 15 year period. For financial reporting purposes, the benefit was treated as a contribution to capital in 1999.

        During the second quarter of 2000, the tax purchase price allocation pertaining to the Section 338(h)(10) election described above was finalized. An adjustment was recorded to reduce the net deferred tax asset balance by $5,395 and the related valuation allowance by $858, with the offset of $4,537 being recorded to capital in excess of par in the second quarter of 2000.

        An analysis of the components of income before income taxes and minority interests and the related provision for income taxes is presented below:

	Fiscal Year Ended
	December 29, 2001	December 30, 2000	December 25, 1999
Income before income taxes, minority interests, earnings from equity investments and extraordinary item
U.S.	$51,772	$14,407	$14,608
Non-U.S.	17,707	11,678	16,055

	$69,479	$26,085	$30,663

Income tax provision
Current:
Federal	$762	$—	$9,522
Foreign	7,747	5,646	6,035
State and local	1,396	—	1,895

Total current	9,905	5,646	17,452

Deferred:
Federal	16,523	6,688	(2,000)
Foreign	(1,098)	(447)	53
State and local	1,765	(4,050)	56

Total deferred	17,190	2,191	(1,891)

	$27,095	$7,837	$15,561

        The Company recorded an extraordinary loss before tax benefit of $8,066 in connection with the early repayment of debt in 2001 (Note 2). The tax benefit associated with the loss was $2,823. During the third quarter of 2000, the Company recorded an extraordinary loss before tax benefit of $44,771 in connection with the early extinguishment of debt upon the consummation of the IPO (Note 2). The tax benefit associated with this loss was $15,670.

        Net deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws.

	December 29, 2001	December 30, 2000
Current:
Accruals	$1,161	$2,055
Net operating loss	7,540	—

	8,701	2,055

Non-current:
Goodwill and other intangibles	82,671	88,531
Net operating loss and credit carryforwards	7,030	22,756
Depreciation and amortization	330	(626)
Other	2,274	1,827

	92,305	112,488
Valuation allowance	(4,524)	(4,524)

	87,781	107,964

Total deferred taxes	$96,482	$110,019

        As of December 29, 2001, the Company has pre-tax net operating loss carryforwards for federal and state income tax purposes of approximately $25,099 expiring between 2004 and 2020. Additionally, the Company has foreign tax credit carryforwards of $4,100 expiring in 2005. As a result of the IPO, the Company expects to be significantly more profitable in the future, due to reduced interest costs. Accordingly, during the second quarter of 2000, the Company reassessed the need for a valuation allowance relating to state income taxes associated with the deferred tax asset balance recorded on the recapitalization transaction discussed above. As a result of the reassessments, the valuation allowance was reduced by $4,762 in the second quarter of 2000, and this was recorded as a tax benefit.

        This release of the valuation allowance was offset by an increase of $3,007, pertaining mainly to realization of state income taxes associated with the extraordinary loss recorded in the third quarter of 2000. The Company has recorded the balance of the net deferred tax asset on the belief that it is more likely than not that it will be realized. This belief is based upon a review of all available evidence, including historical operating results, projections of taxable income, and tax planning strategies.

        Reconciliations of the statutory U.S. federal income tax rate to effective tax rates are as follows:

	Fiscal Year Ended
	December 29, 2001	December 30, 2000	December 25, 1999
Tax at statutory U.S. tax rate	35.0%	35.0%	35.0%
Foreign tax rate differences	2.2	3.8	7.4
Non-deductible goodwill amortization	0.6	1.5	0.5
State income taxes, net of federal tax benefit	2.4	2.3	3.6
Change in valuation allowance before extraordinary item	—	(16.1)	2.4
High yield debt interest	—	2.4	0.1
Other	(1.2)	1.1	1.7

	39.0%	30.0%	50.7%

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

10. Employee Benefits

        The Company sponsors one defined contribution plan and three defined benefit plans. The Company's defined contribution plan, the Charles River Laboratories Employee Savings Plan, qualifies under section 401(k) of the Internal Revenue Code. It covers substantially all U.S. employees and contains a provision whereby the Company matches employee contributions. The costs associated with the defined contribution plan totaled $1,400, $716 and $588 in 2001, 2000, and 1999, respectively.

        One of the Company's defined benefit plans, the Charles River Laboratories, Inc. Pension Plan, is a qualified, non-contributory plan that covers certain U.S. employees. Benefits are based on participants' final average monthly compensation and years of service. Participants' rights vest upon completion of five years of service. The Charles River Japan defined benefit pension plan is a non-contributory plan that covers all employees of Charles River Japan. Benefits are based upon length of service and final salary.

        Under another defined benefit plan, the Company provides some executives with supplemental retirement benefits. This plan, the Executive Supplemental Life Insurance Retirement Plan or ESLIRP,

is generally unfunded and non-qualified under the provisions of the Employee Retirement Income Securities Act of 1974. The Company has, however, taken out several key person life insurance policies with the intention of using its cash surrender value to fund the ESLIRP Plan. At December 29, 2001 and December 30, 2000, the cash surrender value of these policies was $7,985 and $8,595, respectively.

        The following table provides reconciliations of the changes in benefit obligations, fair value of plan assets and funded status of the three defined benefit plans.

	Fiscal Year
	2001	2000
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$36,498	$31,045
Service cost	1,874	1,386
Interest cost	2,180	2,040
Benefit payments	(1,089)	(958)
Actuarial loss	394	3,060
Effect of foreign exchange	(216)	(75)

Benefit obligation at end of year	$39,641	$36,498

Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$47,487	$53,600
Actual return on plan assets	(9,472)	(5,820)
Employer contributions	779	665
Benefit payments	(1,089)	(958)

Fair value of plan assets at end of year	$37,705	$47,487

Funded status
Funded status	$(1,936)	$10,989
Unrecognized transition obligation	173	336
Unrecognized prior-service cost	(23)	(29)
Unrecognized gain (loss)	1,691	(12,970)

Accrued benefit cost	$(95)	$(1,674)

Amounts recognized in the consolidated balance sheet
Accrued benefit cost	$(4,071)	$(5,237)
Intangible asset	97	143
Accumulated other comprehensive income	3,879	3,420

Net amount recognized	$(95)	$(1,674)

        Key weighted-average assumptions used in the measurement of the Company's benefit obligations are shown in the following table:

	Fiscal Year Ended
	December 29, 2001	December 30, 2000	December 25, 1999
Discount rate	6.5%	6.5%	7%
Expected return on plan assets	9.5%	10%	10%
Rate of compensation increase	4.75%	4.75%	4.75%

        The following table provides the components of net periodic benefit cost for the three defined benefit plans for 2001, 2000 and 1999:

	Fiscal Year Ended
	December 29, 2001	December 30, 2000	December 25, 1999
Components of net periodic benefit cost (income):
Service cost	$1,874	$1,386	$958
Interest cost	2,180	2,040	1,738
Expected return on plan assets	(4,295)	(5,132)	(2,623)
Amortization of transition obligation	85	154	141
Amortization of prior-service cost	(5)	(5)	(4)
Amortization of net gain	(934)	(1,625)	(301)

Net periodic benefit cost (income)	$(1,095)	$(3,182)	$(91)

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $15,955, $14,665, and $2,279 at December 29, 2001 and $14,493, $12,312 and $2,780 as of December 30, 2000.

        The Company had an adjusted minimum pension liability of $3,879 ($2,361, net of tax) and $3,420 ($2,299 net of tax) as of December 29, 2001 and December 30, 2000, respectively, which represented the excess of the minimum accumulated net benefit obligation over previously recorded pension liabilities.

11. Stock Compensation Plans

        As part of the recapitalization, the equity investors in the recapitalization transaction agreed and committed to establish a stock option plan for the Company, for the purpose of providing significant equity incentives to management. The 1999 Management Incentive Plan (the "1999 Plan") is administered by the Company's Compensation Committee of the Board of Directors. A total of 1,784,384 shares were reserved for the exercise of option grants under the 1999 Plan. Awards of 1,726,332 non-qualified stock options, of which 1,377,198 are currently exercisable, were awarded in the year ended December 25, 1999. Options to purchase shares of Charles River Laboratories International, Inc.'s common stock granted pursuant to the 1999 Plan are subject to a vesting schedule based on three distinct measures. Certain options vest solely with the passage of time (incrementally over five years so long as the optionee continues to be employed by the Company). The remainder of the options vest over time but contain clauses providing for the acceleration of vesting upon the achievement of certain performance targets or the occurrence of certain liquidity events. All options expire on September 29, 2009. The exercise price of all of the options initially granted under the 1999 Plan is $5.33, the fair value of the underlying common stock at the time of the grant.

        Effective June 5, 2000 the Board of Directors adopted and the Company's shareholders approved the 2000 Incentive Plan (the "2000 Plan"), which provides for the grant of incentive and nonstatutory stock options, stock appreciation rights, restricted or unrestricted common stock and other equity awards. The 2000 Plan has a total of 3,789,000 shares authorized, of which 2,611,812 are available for grant. Options to purchase shares of Charles River Laboratories International, Inc.'s common stock granted pursuant to the 2000 Plan vest incrementally over three years so long as the employee continues to be employed by the Company. All options granted expire on or before December 31, 2011. The exercise price of all the options granted under the 2000 Plan is the fair value of the underlying common stock at the time of grant. A total of 741,900 stock option awards were made under the 2000 Plan in 2001. 119,077 stock option awards granted under the 2000 Plan are currently exercisable. During 2001, the Company also granted 11,500 shares of restricted stock to certain employees at a discount of 100% under the 2000 Plan. The awards vest ratably over a three year period. The discount associated with the award is recorded as unearned compensation in the consolidated balance sheet and is amortized as compensation expense on a straight-line basis over the awards vesting term. Compensation expense for 2001 was $52. As of December 29, 2001 all awards granted are outstanding and no awards are exercisable.

        In conjunction with the 2000 Plan, the Board of Directors adopted and the Company's shareholders approved the 2000 Directors Stock Plan ("Directors Plan"), which provides for the grant of both automatic and discretionary nonstatutory stock options to our non-employee directors. Pursuant to the plan, each independent director will be automatically granted an option to purchase 20,000 shares of the Company's common stock on the date he or she is first elected or named a director. On the day of each annual meeting of stockholders, each independent director who served during the prior year will be awarded an option to purchase 4,000 shares of the Company's common stock (pro-rated if the director did not serve for the entire preceding year). The Directors Plan has a total of 28,000 shares available to be granted as of December 29, 2001. Awards of 12,000 stock options were granted under the Directors Plan in 2001. There are currently 60,000 options exercisable under the Directors Plan. Options to purchase shares of Charles River Laboratories International, Inc. granted pursuant the Directors Plan cliff vest upon the earlier of the first anniversary of the date of grant or the business day prior to the date of the Company's next annual meeting. All options granted expire on or before May 7, 2006. The exercise price of the options granted under the Directors Plan is the fair value of the underlying common stock at the time of grant.

        The following table summarizes stock option activity under the 1999 Plan, the 2000 Plan, and the Directors Plan:

	Shares	Exercise Price	Weighted Average Exercise Price
Options outstanding as of December 26, 1998	0	$ —	$—
Options granted	0	$ —	$—
Options exercised	1,726,332	$ 5.33	$5.33
Options canceled	0	$ —	$—

Options outstanding as of December 25, 1999	1,726,332	$ 5.33	$5.33
Options granted	536,300	$16.00 – $27.38	$16.60
Options exercised	0	$ —	$—
Options canceled	(16,500)	$16.00	$16.00

Options outstanding as of December 30, 2000	2,246,132	$ 5.33 – $27.38	$7.94
Options granted	753,900	$25.00 – $35.08	$31.38
Options exercised	(207,507)	$ 5.33 – $16.00	$6.66
Options canceled	(43,377)	$ 5.33 – $31.97	$21.41

Options outstanding as of December 29, 2001	2,749,148	$ 5.33 – $35.08	$14.38

Options exercisable as of December 29, 2001	1,556,275	$ 5.33 – $27.38	$6.59

	OPTIONS OUTSTANDING
				OPTIONS EXERCISABLE
	Outstanding as of December 29, 2001
Range of Exercise Prices		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable as of December 29, 2001	Weighted Average Exercise Price
$ 5.00 – $10.00	1,537,305	7.8	$5.33	1,377,198	$5.33
$10.01 – $20.00	451,068	7.7	$16.00	174,294	$16.00
$20.01 – $30.00	47,625	7.8	$27.12	4,783	$27.38
$30.01 – $40.00	713,150	9.5	$32.03	—	$—

	2,749,148		$14.38	1,556,275	$6.59

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

11. Stock Compensation Plans (Continued)

        For purposes of this disclosure, the fair value of the fixed option grants were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for option grants:

Risk-free interest rate	4.85%
Volatility factor	56.14%
Weighted average expected life (years)	6

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially effect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        Had compensation expense for the Company's option grants been determined consistent with the provision of FAS 123, the Company's net income (loss) for the years ended December 29, 2001, December 30, 2000 and December 25, 1999 would have been reduced to the pro forma amounts indicated below:

	2001	2000	1999
Reported net income (loss)	$35,407	$(11,224)	$17,124
Pro forma net income (loss)	$33,816	$(11,948)	$17,030
Reported diluted earnings (loss) per share	$0.80	$(0.35)	$0.86
Pro forma diluted earnings (loss) per common share	$0.77	$(0.38)	$0.86

        Until September 29, 1999, employees of the Company participated in a stock option plan sponsored by B&L. As a result of the recapitalization transaction described in Note 2, employees participating in the B&L Stock Option Plan exercised all vested options and were compensated for all unvested options. The Company recorded compensation expense of $1,300 in the fourth quarter of 1999 based upon the amount that B&L compensated these employees. The Company received a capital contribution by B&L for this amount during the fourth quarter of 1999, which has been recorded as part of the net activity with B&L. As management's participation in the B&L plan was discontinued in 1999, the Company has established its own plan based on current facts and circumstances, the historical FAS 123 disclosures relating to the B&L plan are not considered relevant.

12. Joint Ventures

        The Company holds investments in several joint ventures. These joint ventures are separate legal entities whose purpose is consistent with the overall operations of the Company and represent geographical expansions of existing markets. The financial results of two of the joint ventures are consolidated into the Company's results as the Company has the ability to exercise control over these entities. On February 28, 2000, the Company acquired an additional equity interest in Charles River Japan (Note 4). Upon consummation of the additional equity investment, the Company had control and began consolidating the operations of Charles River Japan. The interests of the outside joint venture partners in these joint ventures have been recorded as minority interests totaling $12,988 at December 29, 2001 and $13,330 at December 30, 2000.

        Prior to the additional equity investment on February 28, 2000, Charles River Japan was accounted for under the equity method. Charles River Japan is a joint venture with Ajinomoto Co., Inc. and is an extension of the Company's research model business in Japan. Dividends received from Charles River Japan prior to the additional equity investment amounted to $815 in 1999 and $0 in 2000. The Company also has another joint venture, Charles River Mexico, which is accounted for under the equity method. Charles River Mexico, an extension of the Company's avian (or bird) business in Mexico, is not significant to the Company's operations.

        Summarized financial statement information for the unconsolidated joint ventures is as follows:

        Note that the condensed income statement information for the year ended December 30, 2000 includes only two months of Charles River Japan activity and the balance sheet as of December 30, 2000 excludes Charles River Japan.

	Fiscal Year Ended
	December 29, 2001	December 30, 2000	December 25, 1999
Condensed Combined Statements of Income
Net sales	$7,697	$13,541	$44,826
Operating income	943	2,922	7,658
Net income	1,005	2,132	4,221
	December 29, 2001	December 30, 2000
Condensed Combined Balance Sheets
Current assets	$2,100	$1,180
Non-current assets	3,309	2,932

	$5,409	$4,112

Current liabilities	$434	$333
Non-current liabilities	44	42
Shareholders' equity	4,931	3,737

	$5,409	$4,112

13. Commitments and Contingencies

  Insurance

        The Company maintains insurance for workers' compensation, auto liability, employee medical and general liability. The per claim loss limits are $250, with annual aggregate loss limits of $1,500. Related accruals were $3,668 and $3,461 on December 29, 2001 and December 30, 2000, respectively.

Separately, the Company has provided a letter of credit in favor of the insurance carriers in the amount of $2,463.

  Litigation

        Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

        On April 27, 2001, the Company's French subsidiaries obtained a favorable legal judgement in a contract dispute, with a damages award of 26,500 French Francs, approximately $3,500. The Company has received a $2,240 partial payment related to the legal judgement in fiscal 2001. As the defendant has appealed the decision, the proceeds have been recorded as deferred income in the consolidated balance sheet as of December 29, 2001.

14. Related Party Transactions

        As more fully described in Note 3, the Company completed a recapitalization in September 1999 and became a stand-alone entity. Until the recapitalization, the Company historically had operated autonomously from B&L. Some costs and expenses, including insurance, information technology and other miscellaneous expenses, were charged by B&L to the Company on a direct basis. Management believes these charges were based upon assumptions that were reasonable under the circumstances. These charges and estimates are not necessarily indicative of the costs and expenses which would have resulted had the Company incurred these costs as a separate entity. Charges of approximately $88 for these items are included in costs of products sold and services rendered and selling, general and administrative expenses in the accompanying consolidated financial statements for the nine months ended 1999. The Company does not expect its stand-alone costs to be significantly different from the historical costs allocated by B&L due to the autonomy with which the Company operated.

        As more fully described in Note 3, the accompanying consolidated financial statements include a line item "net activity with Bausch and Lomb" which comprises the above referenced intercompany allocations, net distributions made by the Company to B&L, and settlements with B&L as a result of the recapitalization.

        On October 11, 1999, the Company loaned to certain officers $920 to purchase stock in Charles River Laboratories International, Inc. through CRL Acquisition LLC. These loans are full recourse and bear interest at a rate of 5.05%. The underlying stock is pledged as collateral for the loans. The balance as of December 29, 2001 and December 30, 2000 was $341 and $920, respectively, and is classified as a reduction from shareholders' equity.

        As more fully described in Note 4, Ajinomoto Co., Inc. ("Ajinomoto") is a minority shareholder in Charles River Japan. Charles River Japan conducts certain business transactions with Ajinomoto, including the purchase of information technology systems and services, engineering services, product delivery services and the reimbursement of employee compensation. Charles River Japan incurred expenses related to these services of $5,459 and $5,575 during 2001 and 2000, respectively. As of December 29, 2001 and December 30, 2000, Charles River Japan had amounts due to Ajinomoto totaling $2,032 and $1,534, respectively. In addition, Charles River Japan sold products totaling $876 and $883 during 2001 and 2000, respectively. As of December 29, 2001 and December 30, 2000, Charles River Japan had amounts due from Ajinomoto totaling $338 and $249, respectively.

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

        The following table presents sales and other financial information by geography for 2001, 2000 and 1999. Included in the other non-U.S. category below are the Company's operations located in Canada, China, Germany, Italy, Netherlands, United Kingdom, Australia, Belgium, Czech Republic, Hungary, Spain and Sweden. Sales to unaffiliated customers represent net sales originating in entities physically located in the identified geographic area. Long-lived assets include property, plant and equipment, goodwill and intangibles, other investments and other assets.

	U.S.	France	Japan	Other Non U.S.	Consolidated
2001
Sales to unaffiliated customers	$338,648	$31,427	$44,751	$50,804	$465,630
Long-lived assets	211,340	10,589	35,029	16,469	273,427
2000
Sales to unaffiliated customers	$192,919	$28,474	$36,624	$48,568	$306,585
Long-lived assets	118,271	10,618	39,720	17,235	185,844
1999
Sales to unaffiliated customers	$144,617	$30,523	N/A	$56,273	$231,413
Long-lived assets	103,261	12,234	N/A	20,191	135,686

        The Company's product line segments are research models and biomedical products and services. The following table presents sales and other financial information by product line segment for 2001, 2000 and 1999. Net sales represent sales originating in entities primarily engaged in either provision of research models or biomedical products and services. Long-lived assets include property, plant and equipment, goodwill and intangibles, other investments, and other assets.

	2001	2000	1999
Research Models
Net sales	$197,494	$177,950	$143,098
Gross margin	80,060	70,641	52,267
Operating income	50,878	40,862	31,609
Total assets	335,580	316,700	269,230
Depreciation and amortization	9,978	9,840	8,008
Capital expenditures	10,419	7,502	6,983
Biomedical Products and Services
Net sales	$268,136	$128,635	$88,315
Gross margin	87,191	49,290	32,417
Operating income	46,643	26,308	16,482
Total assets	235,782	96,845	90,062
Depreciation and amortization	17,197	6,926	4,310
Capital expenditures	25,987	8,063	5,968

        In the first quarter of 2001, management revised how it classifies certain European services within the existing business segments, which resulted in a reclassification of $9,693 and $9,396 of net sales from Research Models to Biomedical Products and Services for the years ended December 30, 2000 and December 25, 1999, respectively. Furthermore, these reclassifications resulted in operating income shifting from Research Models to Biomedical Products and Services for the years ended December 30, 2000 and December 25, 1999 by $2,205 and $2,054, respectively.

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Fiscal Year Ended
	December 29, 2001	December 30, 2000	December 25, 1999
Total segment operating income	$97,521	$67,170	$48,091
Unallocated corporate overhead	(7,238)	(2,109)	(5,128)

Consolidated operating income	$90,283	$65,061	$42,963

        A summary of identifiable long-lived assets of each business segment at year end is as follows:

	December 29, 2001	December 30, 2000
Research Models	$116,434	$117,046
Biomedical Products and Services	156,993	68,798

	$273,427	$185,844

16. Subsequent Events

        As discussed in Note 3, on January 24, 2002, the Company issued $175,000 par value of senior convertible debentures through a private placement offering. On February 11, 2002, the Company issued an additional $10,000 par value of senior convertible debentures through the additional purchase option. The Company received approximately $179,450, net of underwriter discounts. The senior convertible debentures will accrue interest at an initial annual rate of 3.5%, payable semi-annually in arrears, beginning August 1, 2002. The senior convertible debentures will mature in 2022 and are convertible into shares of the Company's common stock at a conversion price of $38.87, subject to adjustment under certain circumstances. On or after February 5, 2005, the Company may redeem for cash all or part of the debentures that have not been previously converted at the redemption prices set forth in the purchase agreement. Holders may require the Company to repurchase for cash all or part of their debentures on February 1, 2008, February 1, 2013 or February 1, 2017 at a price equal to 100% of the principal amount of the debentures plus accrued interest up to but not including the date of repurchase. In addition, upon a change in control of the Company occurring on or prior to February 1, 2022, each holder may require the Company to repurchase all or a portion of such holder's debentures for cash. The Company used a portion of the net proceeds from the senior convertible debenture offering to retire all of the 13.5% senior subordinated notes through a tender offer.

        On February 14, 2002, the Company completed a tender offer for $79,728 par value of all of the 13.5% senior subordinated notes at a premium of approximately 29.5%. The repayment of the 13.5% senior subordinated notes and related extraordinary loss will be recorded in the first quarter of 2002.

FINANCIAL STATEMENT SCHEDULES
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
SCHEDULE I—CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

CONDENSED PARENT COMPANY STATEMENT OF INCOME
(dollars in thousands)

	Fiscal Year Ended December 29, 2001	Fiscal Year Ended December 30, 2000	Three Months Ended December 25, 1999
Operating income	$—	$—	$—
Interest expense	—	(6,917)	(2,846)

Loss before income taxes, earnings from equity investments in subsidiary and extraordinary item	—	(6,917)	(2,846)
Income tax benefit	—	1,880	653

Loss before earnings (loss) from equity investment in subsidiary and extraordinary item	—	(5,037)	(2,193)
Earnings (loss) from equity investment in subsidiary	35,407	14,469	(635)

Income (loss) before extraordinary item	35,407	9,432	(2,828)
Extraordinary loss, net of a tax benefit of $11,122	—	(20,656)	—

Net income (loss)	$35,407	$(11,224)	$(2,828)

See Notes to Condensed Parent Company Financial Statements

FINANCIAL STATEMENT SCHEDULES
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
SCHEDULE I—CONDENSED PARENT COMPANY FINANCIAL STATEMENTS (continued)

CONDENSED PARENT COMPANY BALANCE SHEET
(dollars in thousands)

	December 29, 2001	December 30, 2000
Non-current assets
Deferred tax asset	$10,947	$16,593
Investment in equity accounted subsidiary	278,563	103,271

Total assets	$289,510	$119,864

Shareholders' equity
Common stock	$442	$359
Capital in excess of par	588,909	451,404
Retained earnings	(283,168)	(318,575)
Loans to officers	(341)	(920)
Unearned compensation	(316)	—
Accumulated other comprehensive income	(16,016)	(12,404)

Total liabilities and shareholders' equity	$289,510	$119,864

See Notes to Condensed Parent Company Financial Statements

FINANCIAL STATEMENT SCHEDULES
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
SCHEDULE I—CONDENSED PARENT COMPANY FINANCIAL STATEMENTS (continued)

CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS
(dollars in thousands)

	Fiscal Year Ended December 29, 2001	Fiscal Year Ended December 30, 2000	Three Months Ended December 25, 1999
Cash flows relating to operating activities
Net income (loss)	$35,407	$(11,224)	$(2,828)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of debenture and discount note	—	6,500	2,644
Amortization of discounts	—	417	202
Extraordinary loss, net of tax	—	20,656	—
(Earnings) loss from equity investment	(35,407)	(14,469)	635
Deferred income taxes	—	(1,880)	(653)
Windfall tax benefit from exercises of employee stock options	1,891	—	—

Net cash provided by operating activities	1,891	—	—

Cash flows relating to financing activities
Proceeds from issuance of common stock, net of transaction fees	116,691	235,964	—
Payments received from (loans to) officers	579	—	—
Proceeds from exercises of employee stock options	1,380	—	—
Proceeds from exercises of warrants	883	—	—
Payments on long-term debt	—	(89,221)	—
Premiums paid for early retirement of debt	—	(24,444)	—
Additional investment in equity accounted subsidiary	(121,424)	(122,299)	—

Net cash used in financing activities	(1,891)	—	—

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

See Notes to Condensed Parent Company Financial Statements

FINANCIAL STATEMENT SCHEDULES
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

        These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of Charles River Laboratories, Inc. exceed 25% of the consolidated net assets of Charles River Laboratories International, Inc. (the Parent Company). As disclosed in Note 3 to the accompanying consolidated financial statements, in order to repay its obligations, the Parent Company is dependent upon either dividends from Charles River Laboratories, Inc., which are restricted by terms contained in the indenture governing the senior subordinated notes and the senior secured credit facility, or through a refinancing or equity transaction.

        The Parent Company's 100% investment in Charles River Laboratories, Inc. has been recorded using the equity basis of accounting in the accompanying condensed parent company financial statements. The condensed statement of income and statement of cash flows are presented for the fiscal years ended December 29, 2001 and December 30, 2000 and for the three month period ended December 25, 1999, as the dividend restrictions and the current capital structure of the Parent Company were created as a result of the recapitalization transaction more fully described in Note 3 to the accompanying consolidated financial statements. There were no cash dividends paid to the Parent Company by Charles River Laboratories, Inc. during the fiscal years ended December 29, 2001 and December 30, 2000 and for the three months ended December 25, 1999.

        On July 25, 2001, the Parent Company consummated a public offering ("July offering") of 8,000,000 shares of common stock at a price of $29.00 per share. The Parent Company issued 2,000,000 shares of common stock and existing shareholders sold 6,000,000 shares. On July 30, 2001, existing shareholders sold an additional 724,700 shares of common stock through the exercise of the overallotment option. The Parent Company received proceeds of $54,469, net of the underwriters' commission and offering costs.

        On March 21, 2001, the Parent Company consummated a public offering ("March offering") of 8,050,000 shares of common stock at a price of $19.00 per share. The Parent Company issued 3,500,000 shares of common stock and existing shareholders sold 4,550,000 shares, which included the exercise of the underwriters' overallotment option of 1,050,000 shares. The Parent Company received proceeds of $62,222, net of the underwriters' commission and offering costs.

        The net proceeds for the July offering and March offering contributed to the increase of the Parent Company's investment in equity accounted subsidiary for the year ended December 29, 2001.

        On June 28, 2000, the Parent Company consummated an initial public offering ("the IPO") of 16,100,000 shares of its common stock at a price of $16.00 per share. The number of shares includes the exercise of an over-allotment option by the underwriters. The Parent Company received proceeds of $235,964, net of underwriters' commissions and offering costs. As described below, proceeds from the IPO were used to pay down a portion of the Parent Company's existing debt and to increase the Parent Company's investment in an equity accounted subsidiary.

        The Parent Company used the proceeds from the IPO to repay $89,221 of its existing debt, including issuance discounts. Premiums totaling $24,444 were paid as a result of the early repayment of the senior discount debentures.

FINANCIAL STATEMENT SCHEDULES
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

        The sources and uses of cash from the IPO are as follows:

SOURCES OF FUNDS:
Proceeds from offerings	$257,600
USES OF FUNDS:
Repayment of subordinated discount note	(46,873)
Repayment of senior discount debentures	(42,348)*
Premium of early extinguishment of senior discount debentures	(24,444)
Additional investment in equity accounted subsidiary	(122,299)
Transaction fees and expenses	(21,636)

Net adjustment to cash	$—

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

Subsequent Events

        On January 24, 2002, the Parent Company issued $175,000 par value of senior convertible debentures through a private placement offering. On February 11, 2002, the Parent Company issued an additional $10,000 par value of senior convertible debentures through the additional purchase option. The Parent Company received approximately $179,450, net of underwriter discounts. The senior convertible debentures will accrue interest at an initial annual rate of 3.5%, payable semi-annually in arrears, beginning August 1, 2002. The senior convertible debentures will mature in 2022 and are convertible into shares of the Parent Company's common stock at a conversion price of $38.87, subject to adjustment under certain circumstances. On or after February 5, 2005, the Parent Company may redeem for cash all or part of the debentures that have not been previously converted at the redemption prices set forth in the purchase agreement. Holders may require the Parent Company to repurchase for cash all or part of their debentures on February 1, 2008, February 1, 2013 or February 1, 2017 at a price equal to 100% of the principal amount of the debentures plus accrued interest up to but not including the date of repurchase. In addition, upon a change in control of the Parent Company occurring on or prior to February 1, 2022, each holder may require the Parent Company to repurchase all or a portion of such holder's debentures for cash. The Parent Company used a portion of the net proceeds from the senior convertible debenture offering to retire all of the 13.5% senior subordinated notes through a tender offer.

        On February 14, 2002, the Parent Company completed a tender offer for $79,728 par value of all of the 13.5% senior subordinated notes at a premium of approximately 29.5%. The repayment of the 13.5% senior subordinated notes and related extraordinary loss will be recorded in the first quarter of 2002.

FINANCIAL STATEMENT SCHEDULES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

         Income Tax Valuation Allowance

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Description	Deductions	Description	Balance at End of Period
	(dollars in thousands)
For the year ended December 29, 2001
Income Tax Valuation Allowance	$4,524	$—		Provisions	$—		$4,524
For the year ended December 30, 2000
Income Tax Valuation Allowance	$7,137	$3,007		Provisions	$(5,620)	Releases	$4,524
For the year ended December 25, 1999
Income Tax Valuation Allowance	$1,766	$5,371		Provisions	$—		$7,137

Allowance for Doubtful Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Description	Deductions	Description	Balance at End of Period
	(dollars in thousands)
For the year ended December 29, 2001						Recoveries/
Allowance for Doubtful Accounts	$1,036	$1,550		Provisions	$(467)	Write-offs	$2,119
For the year ended December 30, 2000						Recoveries/
Allowance for Doubtful Accounts	$978	$535		Provisions	$(477)	Write-offs	$1,036
For the year ended December 25, 1999						Recoveries/
Allowance for Doubtful Accounts	$898	$324		Provisions	$(244)	Write-offs	$978

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

SUPPLEMENTARY DATA

Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands)
Year ended December 29, 2001
Net sales	$99,031	$116,820	$123,685	$126,094
Gross profit	36,662	43,770	43,211	43,608
Income before extraordinary items	7,188	10,601	11,805	11,056
Extraordinary item	(237)	(1,583)	(1,284)	(2,139)
Net income	6,951	9,018	10,521	8,917
Earnings per common share before extraordinary item
Basic	$0.20	$0.26	$0.27	$0.25
Diluted	$0.18	$0.24	$0.26	$0.24
Earnings per common share after extraordinary item
Basic	$0.19	$0.22	$0.24	$0.20
Diluted	$0.17	$0.21	$0.23	$0.19
Year ended December 30, 2000
Net sales	$72,504	$77,430	$75,593	$81,058
Gross profit	27,910	31,577	29,906	30,538
Income before extraordinary items	636	7,974	4,839	4,428
Extraordinary item	—	—	(29,101)	—
Net income (loss)	636	7,974	(24,262)	4,428
Earnings per common share before extraordinary item
Basic	$0.03	$0.40	$0.14	$0.12
Diluted	$0.03	$0.34	$0.12	$0.11
Earnings (loss) per common share after extraordinary item
Basic	$0.03	$0.40	$(0.69)	$0.12
Diluted	$0.03	$0.34	$(0.61)	$0.11

        The net sales amounts shown above for the first, second and third quarters for the year ended December 30, 2000 differ to the net sales amounts reported in the condensed consolidated financial statements included in the Form 10-Qs for each of these quarters by $3,202, $3,333, and $3,220, respectively. These amounts have been reclassified from cost of sales to revenues in accordance with Emerging Issues Task Force final consensus Issue 00-10, "Accounting for Shipping and Handling Revenues and Costs." Shipping and handling costs are recorded as cost of sales in the statement of income.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this Item is expected to be included in its Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 2002 Annual Meeting of Stockholders under the section captioned "Management" and is incorporated herein by reference thereto.

Item 11. Executive Compensation

        The information required by this Item is expected to be included in its Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 2002 Annual Meeting of Stockholders under the sections captioned "Compensation of Directors," "Executive Compensation" and "Report of Compensation Committee" and is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item is expected to be included in its Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 2002 Annual Meeting of Stockholders under the section captioned "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions

        The information required by this Item is expected to be included in its Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 2002 Annual Meeting of Stockholders under the section captioned "Certain Relationships and Related Transactions" and is incorporated herein by reference thereto.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Report on Form 8-K

  Item 14(a).

        The following documents are filed as part of this annual report on Form 10-K.

  Item 14(a)(1) and (2).

        See "Index to Consolidated Financial Statements and Financial Statements Schedules" at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

Item 14(a)(3). Exhibits

        The following is a list of exhibits filed as part of this Annual Report on form 10-K:

Exhibit Number	Description
2.1	Recapitalization Agreement, dated as of July 25, 1999, among Charles River Laboratories, Inc., Charles River Laboratories International, Inc. (formerly known as Endosafe, Inc.), Bausch & Lomb Incorporated, and other parties listed therein (Filed as Exhibit 2.1). (3)
2.2	Amendment No. 1 to Recapitalization Agreement, dated as of September 29, 1999, by Bausch & Lomb Incorporated and CRL Acquisition LLC (Filed as Exhibit 2.2). (3)
2.3	Agreement and Plan of Reorganization, dated as of June 6, 2000, among Charles River Laboratories International, Inc., CRL Acquisition LLC and B&L CRL, Inc. (Filed as Exhibit 2.3). (2)
2.4	Stock Purchase Agreement among Pathology Associates International Corporation, Science Applications International Corp., and Charles River Laboratories, Inc., dated December 21, 2000 (filed as Exhibit 2.4). (1)
2.5	Stock Purchase Agreement, dated as of February 6, 2001, among Charles River Laboratories, Inc., Primedica Corporation, TSI Corporation and Genzyme Transgenics Corporation (Filed as Exhibit 2.5). (1)
3.1	Amended and Restated Certificate of Incorporation of Charles River Laboratories International, Inc. (filed as Exhibit 3.1). (2)
3.2	By-laws of Charles River Laboratories International, Inc. (Filed as Exhibit 3.2). (2)
4.1	Form of certificate representing shares of common stock, $0.01 per value per share (Filed as Exhibit 4.1). (2)
4.2	Indenture, dated as of September 29, 1999 between Charles River Laboratories, Inc. and the Trustee (Filed as Exhibit 10.4). (3)
4.3	First Supplemental Indenture, dated as of January 30, 2002, between Charles River Laboratories, Inc. and the Trustee (Filed herewith).
4.4	Amended and Restated Investors' Agreement, dated as of June 19, 2000, among Charles River Laboratories International, Inc. and the shareholders named therein (Filed as Exhibit 4.2). (2)
4.5	Amendment No. 1 dated June 15, 2001 to the Amended and Restated Investors' Agreement dated as of June 19, 2000 (Filed as Exhibit 4.1). (6)
4.6	Amendment No. 2 dated November 19, 2001 to the Amended and Restated Investors' Agreement dated as of June 19, 2000 (Filed herewith).
4.7	Amendment No. 3 dated December 13, 2001 to the Amended and Restated Investors' Agreement dated as of June 19, 2000 (Filed herewith).
4.8	Indenture, dated as of January 24, 2002, between Charles River Laboratories International, Inc. and State Street Bank and Trust Company, as trustee (Filed herewith).
4.9	Registration Rights Agreement, dated as of January 17, 2002, among Charles River Laboratories International, Inc., Credit Suisse First Boston Corporation, Lehman Brothers Inc., J.P. Morgan Securities Inc., SG Cowen Securities Corporation, U.S. Bancorp Piper Jaffray Inc., Thomas Weisel Partners LLC, Investec PMG Capital Corp. and Jeffries & Company, Inc. (Filed herewith).

10.1	Amended and Restated Credit Agreement, dated as of February 2, 2001, among Charles River Laboratories, Inc., the various financial institutions, Union Bank of California, N.A., Credit Suisse First Boston, and National City Bank (Filed as Exhibit 10.1). (1)
10.2	Amendment No. 1 to the Credit Agreement among Charles River Laboratories, Inc., the various financial institutions, Fleet National Bank (as successor in interest to Union Bank of California) and Credit Suisse First Boston, dated April 18, 2001 (Filed as Exhibit 10.2). (7)
10.3	Amendment No. 2 to Amended and Restated Credit Agreement and Amendment No. 1 to amended and Restated Holdco Guaranty and Pledge Agreement, dated January 11, 2002 (Filed herewith).
10.4	Joint Venture Agreement between Ajinomoto Co., Inc. and Charles River Breeding Laboratories, Inc., dated June 24, 1981, and ancillary agreements, amendments and addenda (Filed as Exhibit 10.6). (4)
10.5	Supply Agreement between Merck & Co., Inc. and Charles River Laboratories, Inc., dated September 30, 1994 (Filedas Exhibit 10.7). (3)
10.6	Amended and Restated Stock Purchase Agreement among Charles River Laboratories, Inc. and SBI Holdings, Inc. and its stockholders, dated September 4, 1999 (Filed as Exhibit 10.8). (3)
10.7	Ground Lease between HIC Associates (Lessor) and Charles River Laboratories, Inc. (Lessee) dated June 5, 1992; Real Estate Lease between Charles River Laboratories, Inc. (Landlord) and Charles River Partners L.P. (Tenant) dated December 22, 1993; and Assignment and Assumption Agreement between Charles River Partners, L.P. (Assignor) and Wilmington Partners L.P. (Assignees) dated December 22, 1993 (Filed as Exhibit 10.9). (3)
10.8	Amended and Restated Distribution Agreement among Charles River BRF, Inc., Charles River Laboratories, Inc., Bioculture Mauritius Ltd. and Marry Ann and Owen Griffiths, dated December 23, 1997 (Filed as Exhibit 10.10). (3)
10.9	Supply Agreement between Sierra Biomedical, Inc. and Scientific Resources International, Ltd., dated March 18, 1997 (Filed as Exhibit 10.11). (3)
10.10	Severance Agreement between Charles River Laboratories, Inc. and Real H. Renaud, dated January 20, 1992 (Filed as Exhibit 10.10). (2)+
10.11	1999 Charles River Laboratories Officer Separation Plan (Filed as Exhibit 10.11). (2)+
10.12	Form of Agreement and Release among Bausch & Lomb, Incorporated, Charles River Laboratories, Inc. and the named executive officers, dated as of July 25, 1999 (Filed as Exhibit 10.12). (2)+
10.13	1999 Management Incentive Plan (Filed as Exhibit 10.1). (5)+
10.14	2000 Incentive Plan (Filed as Exhibit 10.14). (2)+
10.15	Amendment No. 1 to the 2000 Incentive Plan of Charles River Laboratories International, Inc., dated May 8, 2001 (Filed as Exhibit 99.1). (7)
10.16	2000 Directors Stock Plan (Filed as Exhibit 10.15). (2)+
10.17	Charles River Laboratories International, Inc. 2000 Incentive Plan Inland Revenue Approved Rules for UK Employees (Filed as Exhibit 99.1). (8)
10.18	Form of Indemnification Agreement (Filed as Exhibit 10.16). (2)+
21.1	Subsidiaries of Charles River Laboratories International, Inc.
23.1	Consent of PricewaterhouseCoopers LLP.

(1)
Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 333-55670), as amended, filed February 15, 2001.

(2)
Previously filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-35524), as amended, filed June 23, 2000.

(3)
Previously filed as an exhibit to the Registration Statement of Charles River Laboratories Holdings, Inc., predecessor in interest to the Company, on Form S-1 (File No. 333-92383), as amended, filed December 8, 1999.

(4)
Previously filed as an exhibit to the Registration Statement of Charles River Laboratories Holdings, Inc., predecessor in interest to the Company, on Form S-1 (File No. 333-35524) filed April 25, 2000.

(5)
Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Charles River Laboratories Holdings, Inc., predecessor in interest to the Company, filed May 9, 2000.

(6)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed August 10, 2001.

(7)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed May 15, 2001.

(8)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed November 5, 2001.

+
Management contract or compensatory plan, contract or arrangement.

        Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

Item 14(b) Reports on Form 8-K

        The Company filed a Current Report on Form 8-K on February 14, 2002 to announce, pursuant to Item 5, the consideration to be paid by its wholly-owned subsidiary, Charles River Laboratories, Inc., in its cash tender offer for any and all of its outstanding 13.5% Senior Subordinated notes due 2009.

        The Company filed a Current Report on Form 8-K on January 30, 2002 to announce, pursuant to Item 5, receipt of requisite consents from holders of the outstanding 13.5% Senior Subordinated Notes due 2009 of its wholly-owned subsidiary, Charles River Laboratories, Inc.

        The Company filed a Current Report on Form 8-K on January 23, 2002 to announce, pursuant to Item 5, the placement of $175 million of its 3.5% Senior Convertible Debentures due 2022.

        The Company filed a Current Report on Form 8-K on January 17, 2002 to announce, pursuant to Item 5, that its wholly-owned subsidiary, Charles River Laboratories, Inc., had commenced a cash tender offer for any and all of its outstanding 13.5% Senior Subordinated notes due 2009

        The Company filed a Current Report on Form 8-K on January 17, 2002 to announce, pursuant to Item 5, its intention to offer Senior Convertible Debentures.

        The Company filed with the Securities and Exchange Commission on March 12, 2001 Amendment No. 1 to Form 8-K on Form 8-K/A for the purpose of amending the Form 8-K filed on December 22, 2000. The Amendment was filed to change the item number of the Form 8-K under which the information was filed from Item 9 ("Regulation FD Disclosure") to Item 5 ("Other Events").

        The Company filed with the Securities and Exchange Commission on March 12, 2001 Amendment No. 1 to Form 8-K on Form 8-K/A for the purpose of amending the Form 8-K filed on January 9, 2001. The Amendment was filed to change the item number of the Form 8-K under which the information was filed from Item 9 ("Regulation FD Disclosure") to Item 5 ("Other Events").

        The Company filed with the Securities and Exchange Commission on March 12, 2001 Amendment No. 1 to Form 8-K on Form 8-K/A for the purpose of amending the Form 8-K filed on February 7, 2001. The Amendment was filed to change the item number of the Form 8-K under which the information was filed from Item 9 ("Regulation FD Disclosure") to Item 5 ("Other Events"). In addition, the Company also gave notice of the scheduling of its 2001 Annual Meeting of Stockholders and included instructions to stockholders on submitting proposals to be considered for inclusion in the proxy statement relating to the Annual Meeting of Stockholders.

        The Company filed with the Securities and Exchange Commission on February 28, 2001 a Current Report on Form 8-K including a press release announcing the completion of the acquisition of Primedica Corporation from Genzyme Transgenics Corporation for $51.9 million.

        The Company filed with the Securities and Exchange Commission on February 15, 2001 a Current Report on Form 8-K, pursuant to Item 5, including its consolidated financial statements for the fiscal year ended December 30, 2000 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The Company filed with the Securities and Exchange Commission on February 7, 2001 a Current Report on Form 8-K including a press release announcing the signing of a definitive agreement to acquire Primedica Corporation from Genzyme Transgenics Corporation for $52 million.

        The Company filed with the Securities and Exchange Commission on January 9, 2001 a Current Report on Form 8-K including a press release announcing the completion of the acquisition of Pathology Associates International Corporation.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
By:	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Senior Vice President and Chief Financial Officer	Date: March 27, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ JAMES C. FOSTER James C. Foster	President, Chief Executive Officer and Chairman	March 27, 2002
By:	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman	Senior Vice President and Chief Financial Officer	March 27, 2002
By:	/s/ ROBERT CAWTHORN Robert Cawthorn	Director	March 27, 2002
By:	/s/ STEPHEN D. CHUBB Stephen D. Chubb	Director	March 27, 2002
By:	/s/ SAMUEL THIER Samuel Thier	Director	March 27, 2002
By:	/s/ WILLIAM WALTRIP William Waltrip	Director	March 27, 2002

QuickLinks

CHARLES RIVER LABORATORIES INTERNATIONAL, INC. FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS
PART I
Sites—Owned
Sites—Leased
PART II
RESULTS OF OPERATIONS
INDEX
Report of Independent Accountants
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share amounts)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEETS (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands)
FINANCIAL STATEMENT SCHEDULES CHARLES RIVER LABORATORIES INTERNATIONAL, INC. SCHEDULE I—CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
CONDENSED PARENT COMPANY STATEMENT OF INCOME (dollars in thousands)
FINANCIAL STATEMENT SCHEDULES CHARLES RIVER LABORATORIES INTERNATIONAL, INC. SCHEDULE I—CONDENSED PARENT COMPANY FINANCIAL STATEMENTS (continued)
CONDENSED PARENT COMPANY BALANCE SHEET (dollars in thousands)
FINANCIAL STATEMENT SCHEDULES CHARLES RIVER LABORATORIES INTERNATIONAL, INC. SCHEDULE I—CONDENSED PARENT COMPANY FINANCIAL STATEMENTS (continued)
CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS (dollars in thousands)
FINANCIAL STATEMENT SCHEDULES CHARLES RIVER LABORATORIES INTERNATIONAL, INC. NOTES TO CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES CHARLES RIVER LABORATORIES INTERNATIONAL, INC. NOTES TO CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. SUPPLEMENTARY DATA
PART III
PART IV
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
SIGNATURES