Form 10-Q
period 2002-03-30
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2002-05-09
CIK 1100682

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-92383

CHARLES RIVER LABORATORIES
INTERNATIONAL, INC.
(Exact Name of Registrant as specified in its Charter)

DELAWARE (State of Incorporation)	06-1397316 (I.R.S. Employer Identification No.)

251 BALLARDVALE STREET, WILMINGTON, MASSACHUSETTS 01887
(Address of Principal Executive Offices) (Zip Code)

978-658-6000
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of March 30, 2002 there were 44,471,493 shares of the registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended March 30, 2002
Table of Contents

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

For the three months ended March 30, 2002 and March 31, 2001
(dollars in thousands except for per share data)

	Three Months Ended
	March 30, 2002	March 31, 2001
Net sales related to products	$70,558	$62,078
Net sales related to services	63,262	36,953

Total net sales	$133,820	$99,031
Costs and expenses
Cost of products sold	38,945	36,418
Cost of services provided	44,916	25,951
Selling, general and administrative	20,919	15,460
Amortization of goodwill and intangibles	630	1,828

Operating income	28,410	19,374
Other income (expense)
Interest income	513	253
Interest expense	(3,905)	(6,958)
Other income (expense)	(83)	555

Income before income taxes, minority interests, earnings from equity investments and extraordinary item	24,935	13,224
Provision for income taxes	9,725	5,555

Income before minority interests, earnings from equity investments and extraordinary item	15,210	7,669
Minority interests	(762)	(564)
Earnings from equity investments	82	83

Income before extraordinary item	14,530	7,188
Extraordinary loss, net of tax benefit of $10,717 and $128, respectively	(16,762)	(237)

Net income (loss)	$(2,232)	$6,951

Earnings per common share before extraordinary item
Basic	$0.33	$0.20
Diluted	$0.31	$0.18
Earnings per common share after extraordinary item
Basic	$(0.05)	$0.19
Diluted	$(0.03)	$0.17

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 30, 2002	December 29, 2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$135,398	$58,271
Trade receivables, less allowances of $2,382 and $2,119, respectively	105,127	98,478
Inventories	39,125	39,056
Deferred tax asset	8,701	8,701
Other current assets	5,786	5,648

Total current assets	294,137	210,154
Property, plant and equipment, net	153,901	155,919
Goodwill, net	70,430	52,087
Other intangibles, net	20,244	38,287
Investments in affiliates	3,123	3,002
Deferred tax asset	95,421	87,781
Deferred financing costs	8,409	5,459
Other assets	18,527	18,673

Total assets	$664,192	$571,362

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$2,967	$759
Current portion of capital lease obligation	165	174
Accounts payable	11,777	13,868
Accrued compensation	19,342	25,736
Deferred income	23,160	22,210
Accrued liabilities	27,347	28,899
Accrued interest	1,261	2,838
Accrued income taxes	3,676	4,048

Total current liabilities	89,695	98,532
Long-term debt	259,207	155,506
Capital lease obligations	317	361
Accrued ESLIRP	11,654	11,383
Other long-term liabilities	2,972	3,082

Total liabilities	363,845	268,864

Commitments and contingencies (Note 9)
Minority interests	11,941	12,988
Shareholders' equity
Common stock (Note 7)	445	442
Capital in excess of par value	590,606	588,909
Retained earnings	(285,400)	(283,168)
Loans to officers	(245)	(341)
Unearned compensation	(285)	(316)
Accumulated other comprehensive income	(16,715)	(16,016)

Total shareholders' equity	288,406	289,510

Total liabilities and shareholders' equity	$664,192	$571,362

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 30, 2002	March 31, 2001
Cash flows relating to operating activities
Net income (loss)	$(2,232)	$6,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,434	5,439
Amortization of debt issuance costs and discounts	374	453
Provision for doubtful accounts	277	199
Extraordinary loss, net of tax	16,762	237
Earnings from equity investments	(82)	(83)
Minority interests	762	564
Deferred income taxes	3,679	4,303
Windfall tax benefit from exercises of employee stock options	200	—
Loss on disposal of property, plant, and equipment	587	195
Other non-cash items	31	—
Changes in assets and liabilities:
Trade receivables	(7,476)	(5,559)
Inventories	(317)	(555)
Other current assets	(154)	(2,663)
Other assets	142	(426)
Accounts payable	(1,936)	(2,581)
Accrued compensation	(6,220)	(2,035)
Deferred income	951	(208)
Accrued liabilities	(1,756)	(941)
Accrued interest	(1,577)	3,604
Accrued income taxes	(248)	(731)
Accrued ESLIRP	271	275
Other long-term liabilities	(58)	(229)

Net cash provided by operating activities	$7,414	$6,209

Cash flows relating to investing activities
Capital expenditures	(4,535)	(4,253)
Contingent payments for prior year acquisitions	—	(250)
Acquisition of businesses, net of cash acquired	(1,000)	(51,265)

Net cash used in investing activities	$(5,535)	$(55,768)

Cash flows relating to financing activities
Proceeds from long term debt and revolving credit facility	187,273	41,450
Payments on long-term debt and revolving credit facility	(82,186)	(12,099)
Payments of deferred financing cost	(6,021)	(891)
Payments on capital lease obligations	(53)	(701)
Proceeds from issuance of common stock, net of transaction fees	—	62,222
Proceeds from exercises of employee stock options	153	—
Proceeds from exercises of warrants	1,347	—
Premium paid on early retirement of debt	(23,886)	—
Dividends paid to minority interests	(1,470)	(729)
Payments received from officer loans	96	300

Net cash provided by financing activities	$75,253	$89,552

Effect of exchange rate changes on cash and cash equivalent	(5)	(723)
Net change in cash and cash equivalents	77,127	39,270

Cash and cash equivalents, beginning of period	58,271	33,129

Cash and cash equivalents, end of period	$135,398	$72,399

Supplemental cash flow information
Cash paid for interest	$5,061	$6,747
Cash paid for taxes	5,944	2,339

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(dollars in thousands)

1. Basis of Presentation

        The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position and results of operations of Charles River Laboratories International, Inc. ("the Company"). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

        Certain amounts in prior year financial statements and related notes have been reclassified to conform with current year presentation.

2. Senior Convertible Debentures

        On January 24, 2002, the Company issued $175,000 par value of senior convertible debentures through a private placement offering. On February 11, 2002, the company issued an additional $10,000 par value of senior convertible debentures through the additional purchase option. The Company received approximately $179,450, net of underwriter discounts. The senior convertible debentures will accrue interest at an initial annual rate of 3.5%, payable semi-annually in arrears, beginning August 1, 2002. The senior convertible debentures will mature in 2022 and are convertible into shares of the Company's common stock at a conversion price of $38.87, subject to adjustment under certain circumstances. On or after February 5, 2005, the Company may redeem for cash all or part of the debentures that have not been previously converted at the redemption prices set forth in the purchase agreement. Holders may require the Company to repurchase for cash all or part of their debentures on February 1, 2008, February 1, 2013 or February 1, 2017 at a price equal to 100% of the par value of the debentures plus accrued interest up to but not including the date of repurchase. In addition, upon a change in control of the Company occurring on or prior to February 1, 2022, each holder may require the Company to repurchase all or a portion of such holder's debentures for cash. The Company used a portion of the net proceeds from the senior convertible debenture offering to retire all of the 13.5% senior subordinated notes through a tender offer.

3. Tender Offer

        On February 14, 2002, the Company completed a tender offer for $79,728 par value for all of the 13.5% senior subordinated notes. The Company recorded an extraordinary loss before tax of $27,479, due to the payment of premiums related to the early extinguishment of debt ($23,886), the write-off of deferred financing costs ($2,726) and issuance discounts ($867). The extraordinary loss was recorded in the condensed consolidated statement of income net of tax benefit of $10,717.

4. Business Acquisitions

        There have been no significant acquisitions during the three months ended March 30, 2002.

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

        The following selected unaudited pro forma consolidated results of operations are presented as if each of the acquisitions had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments for the amortization of goodwill for the three months ended March 31, 2001, additional interest expense and related income tax effects. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the companies operated as one during the period. No effect has been given for synergies, if any, that may have been realized through the acquisitions.

	Three Months Ended
	March 30, 2002	March 31, 2001
	(as reported)	(pro forma)
Net sales	$133,820	$112,178
Income before extraordinary item	14,530	7,198
Net income (loss)	(2,232)	6,961
Earnings per common share before extraordinary item
Basic	$0.33	$0.20
Diluted	$0.31	$0.18
Earnings (loss) per common share after extraordinary item
Basic	$(0.05)	$0.19
Diluted	$(0.03)	$0.17

        Refer to Note 6 for further discussion of the method of computation of earnings per share.

5. Restructuring Charges

        During the fourth quarter of 2001, the Company recorded a restructuring charge associated with the closing of a San Diego, California facility. Approximately 40 employees were terminated as a result of this action. As of March 30, 2002 and December 29, 2001, $571 and $720, respectively, of this charge is included in the consolidated balance sheet as an accrued liability. The Company expects the reserve to be fully utilized by the end of 2002. A summary of the activities associated with the San Diego restructuring charge is as follows:

	Employee Separations	Other	Total
December 29, 2001	$450	$270	$720
Amounts paid	(105)	(44)	(149)

March 30, 2002	$345	$226	$571

        During the fourth quarter of 2000, the Company recorded a restructuring charge associated with the closing of a facility in France. During 2001, the Company recorded additional charges relating to the settlement of labor disputes which originated during the first quarter of 2001. Approximately 60 employees were terminated as a result of the restructuring. As of March 30, 2002 and December 29, 2001, $508 and $969, respectively, of this charge is included in the consolidated balance sheet as an accrued liability. The Company expects the reserve to be fully utilized by the end of 2002. A summary of the activities associated with the France restructuring charge is as follows:

	Employee Separations	Other	Total
December 29, 2001	$900	$69	$969
Amounts paid	(398)	(63)	(461)

March 30, 2002	$502	$6	$508

6. Earnings per Share

        Basic earnings per share for the three month period ended March 30, 2002 and March 31, 2001 were computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods.

        The weighted average number of common shares outstanding in the three month period ended March 30, 2002 and March 31, 2001 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share before and after the extraordinary item for these periods.

        The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings per share before and after the extraordinary item computations:

	Three Month Period Ended
	March 30, 2002	March 31, 2001
Numerator:
Income before extraordinary item	$14,530	$7,188
Extraordinary loss, net of tax benefit	(16,762)	(237)

Income after extraordinary item for purposes of calculating basic earnings per share	(2,232)	6,951
After tax equivalent of interest expense:
3.5% senior convertible debentures	706	—
2% convertible note	8	—

Income for purposes of calculating diluted earnings per share	$(1,518)	$6,951

Denominator:
Weighted average shares outstanding—Basic	44,254,895	36,582,532
Effect of dilutive securities:
3.5% senior convertible debentures	3,401,024	—
Stock options	990,494	985,782
Warrants	855,707	2,718,731
2% convertible note	35,251	—

Weighted average shares outstanding—Diluted	49,537,371	40,287,045

Basic earnings per share before extraordinary item	$0.33	$0.20
Basic loss per share on extraordinary item	(0.38)	(0.01)

Basic earnings (loss) per share after extraordinary item	$(0.05)	$0.19

Diluted earnings per share before extraordinary item	$0.31	$0.18
Diluted loss per share on extraordinary item	(0.34)	(0.01)

Diluted earnings (loss) per share after extraordinary item	$(0.03)	$0.17

7. Supplemental Balance Sheet Information

        The composition of inventories is as follows:

	March 30, 2002	December 29, 2001
Raw materials and supplies	$5,014	$5,225
Work in process	3,045	2,484
Finished products	31,066	31,347

Inventories	$39,125	$39,056

        Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method.

7. Supplemental Balance Sheet Information (Continued)

        The composition of property, plant and equipment is as follows:

	March 30, 2002	December 29, 2001
Land	$9,587	$9,626
Buildings	147,187	148,372
Machinery and equipment	123,604	121,473
Leasehold improvements	9,915	9,380
Furniture and fixtures	2,687	2,576
Vehicles	2,332	2,351
Construction in progress	20,771	19,443

	316,083	313,221
Less accumulated depreciation	(162,182)	(157,302)

Net property, plant and equipment	$153,901	$155,919

        The composition of capital stock is as follows:

  March 30, 2002

Common stock $0.01 par value, 120,000,000 shares authorized, 44,471,493 shares issued and outstanding	$445

        The Company has 20,000,000 shares of $0.01 par value preferred stock authorized. At March 30, 2002, no shares were issued and outstanding.

  December 29, 2001

Common stock $0.01 par value, 120,000,000 shares authorized, 44,189,650 shares issued and outstanding	$442

        The Company has 20,000,000 shares of $0.01 par value preferred stock authorized. At December 29, 2001, no shares were issued and outstanding.

8. Comprehensive Income (Loss)

        The components of comprehensive income (loss) for the three month periods ended March 30, 2002 and March 31, 2001 are set forth below:

	Three Month Period Ended
	March 30, 2002	March 31, 2001
Net income (loss)	$(2,232)	$6,951
Foreign currency translation adjustment, net of tax	(699)	(2,695)

Comprehensive income (loss)	$(2,931)	$4,256

9. Commitments and Contingencies

        Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

        On April 27, 2001, the Company's French subsidiaries obtained a favorable legal judgement in a contract dispute, with a damages award of 26,500 French Francs, approximately $3,500. The Company has received a $2,240 partial payment related to the legal judgement in fiscal 2001. As the defendant has appealed the decision, the proceeds are included as deferred income in the consolidated balance sheet as of March 30, 2002 and December 29, 2001.

        The Company has provided letters of credit in favor of the insurance carriers in the amount of $3,063.

10. Business Segment Information

        The following table presents sales and other financial information by product line segment for the three month period ended March 30, 2002 and March 31, 2001. Sales to unaffiliated customers represent net sales originating in entities primarily engaged in either research models or biomedical products and services.

	Three Month Period Ended
	March 30, 2002	March 31, 2001
Research Models
Net sales	$56,899	$49,474
Gross margin	26,060	20,549
Operating income	19,532	13,271
Depreciation and amortization	2,215	2,405
Capital expenditures	1,455	1,913
Biomedical Products and Services
Net sales	$76,921	$49,557
Gross margin	23,899	16,113
Operating income	14,121	8,480
Depreciation and amortization	3,219	3,034
Capital expenditures	3,080	2,340

	March 30, 2002	December 29, 2001
Research Models
Net goodwill	$12,261	$12,301
Total assets	423,917	335,580
Biomedical Products and Services
Net goodwill	$58,169	$39,786
Total assets	240,275	235,782

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Month Period Ended
	March 30, 2002	March 31, 2001
Total segment operating income	$33,653	$21,751
Unallocated corporate overhead	(5,243)	(2,377)

Consolidated operating income	$28,410	$19,374

11. Goodwill and Other Intangible Assets

        Effective fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142), which establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separate intangible assets that have finite useful lives will continue to be amortized over their useful lives.

        FAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the year of adoption. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of fiscal year 2002. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of FAS 142 was completed during the first quarter of 2002. The Company has determined that its identifiable intangible assets with finite useful lives were not impaired.

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continues to be subject to amortization:

	March 31, 2002		December 29, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$82,727	$(12,297)	$60,866	$(8,779)

Other intangible assets not subject to amortization	$3,438	$—	$3,438	$—
Other intangible assets subject to amortization:
Assembled workforce	—	—	20,925	(3,542)
Customer relationships	11,491	(1,915)	11,491	(1,724)
Customer contracts	3,455	(1,348)	3,455	(1,111)
Trademarks and trade names	3,000	(329)	3,000	(253)
Standard operating procedures	1,208	(205)	1,208	(156)
Other identifiable intangible assets	3,192	(1,743)	3,237	(1,681)

Total other intangible assets	$25,784	$(5,540)	$46,754	$(8,467)

Total goodwill and other intangible assets	$108,511	$(17,837)	$107,620	$(17,246)

        The changes in the gross carrying amount and accumulated amortization of goodwill from December 29, 2001 to March 30, 2002 are as follows:

	Gross Carrying Amount	Accumulated Amortization
Balance at December 29, 2001	$60,866	$(8,779)
Adjustments to goodwill:
Assembled workforce reclassification	20,925	(3,542)
Acquisitions	1,000	—
Foreign currency translation	(64)	24

Balance at March 30, 2002	$82,727	$(12,297)

        Amortization expense for goodwill and other intangible assets was $630 and $1,828 for the three months ended March 30, 2002 and March 31, 2001, respectively. Estimated amortization expense for each of the next five fiscal years is $2,500.

        The following selected pro forma consolidated results are presented as if Statement of Financial Accounting Standards No. 141, "Business Combinations" and FAS 142 had been adopted at the beginning of fiscal 2001 and accordingly amortization for goodwill and other identifiable intangible assets has been eliminated.

Three Month Period Ended March 31, 2001
Reported net income	$6,951
Amortization of goodwill, net of tax	729

Pro forma net income	$7,680

Reported basic earning per share	$0.19
Amortization of goodwill, net of tax	0.02

Pro forma basic earnings per share	$0.21

Reported diluted earnings per share	$0.17
Amortization of goodwill, net of tax	0.02

Pro forma diluted earnings per share	$0.19

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal 2002 Compared to Fiscal 2001

        Net Sales.    Net sales for the three months ended March 30, 2002 were $133.8 million, an increase of $34.8 million, or 35.2%, from $99.0 million for the three months ended March 31, 2001. On a pro forma basis, sales increased 19.3% for the three months ended March 30, 2002 or 21.6%, excluding the negative impact from currency translation. Pro forma sales includes net sales of the companies we acquired in 2001 as if they occurred at the beginning of fiscal 2001.

        Research Models.    Net sales of research models for the three months ended March 30, 2002 were $56.9 million, an increase of $7.4 million, or 14.9%, from $49.5 million for the three months ended March 31, 2001. Small animal research model sales increased in North America by 19.8% due to an increase in unit volume, a shift to higher priced specialty units and improved pricing. Excluding negative impact from currency translation of $0.7 million, small animal research model sales in Europe increased 10.3%, driven in part by increased equipment sales as well as a shift to higher priced specialty units and an increase in unit volume. Small animal research model sales in Japan increased 20.0% for the three months ended March 30, 2002, excluding the negative impact from currency translation of $1.5 million due to continued competitor product quality issues. Our large animal breeding and import conditioning business sales increased by $1.8 million due mainly to the timing of animal shipments for the three months ended March 30, 2002.

        Biomedical Products and Services.    Net sales of biomedical products and services for the three months ended March 30, 2002 were $76.9 million, an increase of $27.4 million, or 55.4%, compared to $49.5 million for the three months ended March 31, 2001. Pro forma sales of biomedical products and services increased 24.6% for the three months ended March 30, 2002 compared to the three months ended March 31, 2001. We acquired two businesses during the first quarter of 2001, Pathology Associates International Corporation ("PAI") on January 8 and Primedica Corporation ("Primedica") on February 27, which contributed $32.9 million of sales for the three months ended March 30, 2002. On a pro forma basis, PAI and Primedica net sales increased 16.5% over the three months ended March 31, 2001.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the three months ended March 30, 2002 was $83.9 million, an increase of $21.6 million, or 34.7%, from $62.3 million for the three months ended March 31, 2001. Cost of products sold and services provided for the three months ended March 30, 2002 were 62.7% of the net sales compared to 62.9% for the three months ended March 31, 2001.

        Research Models.    Cost of products sold and services provided for research models for the three months ended March 30, 2002 was $30.8 million, an increase of $1.9 million, or 6.6%, compared to $28.9 million for the three months ended March 31, 2001. Cost of products sold and services provided for the three months ended March 30, 2002 improved to 54.1% of net sales compared to 58.4% of net sales for the three months ended March 31, 2001. Cost of products sold and services provided increased at a lower rate than net sales due to reduced production costs resulting from the closure of our French facility and increased sales which resulted in improved capacity utilization and improved efficiencies.

        Biomedical Products and Services.    Cost of products sold and services provided for biomedical products and services for the three months ended March 30, 2002 was $53.0 million, an increase of $19.6 million, or 58.7%, compared to $33.4 million for the three months ended March 31, 2001. Cost of products sold and services provided as a percentage of net sales increased to 68.9% for the three months ended March 30, 2002 from 67.5% for the three months ended March 31, 2001. Cost of products sold and services provided increased as a percentage of net sales for the three months ended

March 30, 2002 primarily due to the addition of Primedica which operated at lower gross margins than the remainder of our biomedical products and services businesses.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended March 30, 2002 were $20.9 million, an increase of $5.4 million, or 34.8%, from $15.5 million for the three months ended March 31, 2001. Selling, general and administrative expenses for the three months ended March 30, 2002 were 15.6% of net sales compared to 15.7% of net sales for the three months ended March 31, 2001.

        Research Models.    Selling, general and administrative expenses for research models for the three months ended March 30, 2002 were $6.5 million, a decrease of $0.6 million compared to $7.1 million for the three months ended March 31, 2001. In 2001, we recorded a charge of $0.8 million associated with the closing of a French facility. Selling, general and administrative expenses for the three months ended March 30, 2002 were 11.4% of net sales, compared to 14.3% for the three months ended March 31, 2001, principally due to economies of scale.

        Biomedical Products and Services.    Selling, general and administrative expenses for biomedical products and services for the three months ended March 30, 2002 were $9.2 million, an increase of $3.2 million, or 53.3%, compared to $6.0 million for the three months ended March 31, 2001. Selling, general and administrative expenses for the three months ended March 30, 2002 were 12.0% of net sales compared to 12.1% of net sales for the three months ended March 31, 2001.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various corporate expenses, was $5.2 million for the three months ended March 30, 2002, compared to $2.4 million for the three months ended March 31, 2001. The change was caused by increased administrative expenses and decreased pension income.

        Amortization of Goodwill and Other Intangibles.    Amortization of goodwill and other intangibles for the three months ended March 30, 2002 was $0.6 million, a decrease of $1.2 million from $1.8 million for the three months ended March 31, 2001. The decrease was due to our adoption of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142).

        Operating Income.    Operating income for the three months ended March 30, 2002 was $28.4 million, an increase of $9.0 million, or 46.4%, from $19.4 million for the three months ended March 31, 2001. Operating income for the three months ended March 30, 2002 was 21.2% of net sales, compared to 19.6% of net sales for the three months ended March 31, 2001.

        Research Models.    Operating income from sales of research models for the three months ended March 30, 2002 was $19.5 million, an increase of $6.2 million, or 46.6%, from $13.3 million for the three months ended March 31, 2001. Operating income from sales of research models for the three months ended March 30, 2002 was 34.3% of net sales, compared to 26.9% for the three months ended March 31, 2001 due to increased sales and higher gross margins primarily from improved capacity utilization.

        Biomedical Products and Services.    Operating income from sales of biomedical products and services for the three months ended March 30, 2002 was $14.1 million, an increase of $5.6 million, or 65.9%, from $8.5 million for the three months ended March 31, 2001. Operating income from sales of biomedical products and services for the three months ended March 30, 2002 increased to 18.3% of net sales, compared to 17.2% of net sales for the three months ended March 31, 2001, due to the benefit associated with the elimination of goodwill amortization partially offset by the lower margins from the acquisition of Primedica.

        Interest Expense.    Interest expense for the three months ended March 30, 2002 was $3.9 million, compared to $7.0 million for the three months ended March 31, 2001. The $3.1 million decrease is primarily due to the impact of the tender offer for all of the 13.5% senior subordinated notes completed during the first quarter of 2002 compared to the lower interest rate on our 3.5% senior convertible debenture issuance during the first quarter of 2002 along with reductions in our interest rates and principal on our variable rate debt.

        Other Income.    During the three months ended March 31, 2001, we received insurance proceeds relating to damaged production facilities, which resulted in a net gain of $0.5 million.

        Income Taxes.    The effective tax rate for the three months ended March 30, 2002 of 39.0% compares favorably to the effective tax rate of 42.0% for the three months ended March 31, 2001. In the three months ended March 30, 2002, the increased operating income, along with the impact of reduced leverage, increased our pre-tax income. The greater pre-tax income decreased the impact of the permanent differences on the tax rate and lead to better utilization of the foreign tax credits.

        Income before Extraordinary Loss.    Income before extraordinary loss for the three months ended March 30, 2002 was $14.5 million, an increase of $7.3 million from $7.2 million for the three months ended March 31, 2001. Income before extraordinary loss for the three months ended March 30, 2002 was 10.8% of net sales, compared to 7.3% of net sales for the three months ended March 31, 2001. The improvement is driven by the increase in operating income and the decrease in interest expense.

        Extraordinary Loss.    We recorded an extraordinary loss of $16.8 million for the three months ended March 30, 2002. The pre-tax loss of $27.5 million is the result of a premium associated with the debt repayments and the write-off of deferred financing costs and original issuance discounts. The related tax benefit was $10.7 million. In the three months ended March 31, 2001, we recorded an extraordinary loss of $0.2 million, net of tax benefit of $0.2 million, as a result of the early repayment of debt.

        Net Income/Loss.    The loss for the three months ended March 30, 2002 was $2.2 million, a decrease of $9.2 million compared to a net income of $7.0 million for the three months ended March 31, 2001.

Liquidity and Capital Resources

        Cash and cash equivalents of the Company totaled $135.4 million at March 30, 2002 compared with $58.3 million at December 29, 2001. Our principal sources of liquidity are cash from operations as well as cash provided by our equity and debt offerings.

        Net cash provided by operating activities for the three months ended March 30, 2002 and March 31, 2001 was $7.4 million and $6.2 million, respectively. The increase in cash provided by operations is primarily a result of our improved performance during the first three months of 2002.

        Net cash used in investing activities during the three months ended March 30, 2002 and March 31, 2001 were $5.5 million and $55.8 million, respectively. The decrease in cash used is a result of our business acquisitions in 2001.

        Net cash provided by financing activities during the three months ended March 30, 2002 and March 31, 2001 were $75.3 million and $90.3 million, respectively. During March 2002, we issued $185.0 million par value of senior convertible debentures. We used $79.7 million of the proceeds to repay all of the 13.5% senior subordinated notes. A premium of $23.9 million was paid on the early retirement of the 13.5% senior subordinated notes.

        Minimum future payments of the Company's long term debt at March 30, 2002 are as follows:

	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt	$262.2	$3.0	$3.2	$18.3	$237.7

        We anticipate that our operating cash flows, together with borrowings under our credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

        We are subject to market risks arising from changes in interest rates and foreign currency exchange rates. Our primary interest rate exposure results from changes in LIBOR or the base rate which are used to determine the applicable interest rates under our term loans and revolving credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $0.7 million. Fluctuations in interest rates will not affect the interest payable on the senior convertible debentures, which is fixed.

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

Factors Affecting Future Results

        This document contains forward looking statements. You can identify these statements by forward looking words such as "may", "will", "expect", "anticipate", "believe", "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other "forward looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from those discussed as a result of various factors, including, but not limited to, our success in selecting and integrating business and technology we acquire, contaminations at our facilities, changes in the pharmaceutical or biotechnology industries, competition and changes in government regulations or general economic or market conditions. These factors should be considered carefully and readers should not place undue reliance on our forward looking statements. We are under no duty to update the forward looking statements after the date of this document or to conform these statements to actual results.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended March 30, 2002

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
The following exhibits are included as part of this Report on Form 10-Q:

Exhibit Number	Description
4.1	First Supplemental Indenture, dated as of January 30, 2002, between Charles River Laboratories, Inc. and the Trustee (Filed as Exhibit 4.3). (1)
4.2	Indenture, dated as of January 24, 2002, between Charles River Laboratories International, Inc. and State Street Bank and Trust Company, as trustee (Filed as Exhibit 4.8). (1)
4.3	Registration Rights Agreement, dated as of January 17, 2002, among Charles River Laboratories International, Inc. and Credit Suisse First Boston Corporation, Lehman Brothers Inc., J.P. Morgan Securities Inc., SG Cowen Securities Corporation, U.S. Bancorp Piper Jaffray Inc., Thomas Weisel Partners LLC, Investec PMG Capital Corp. and Jeffries & Company, Inc. (Filed as Exhibit 4.9). (1)
10.1	Amendment No. 2 to Amended and Restated Credit Agreement and Amendment No. 1 to Amended and Restated Holdco Guaranty and Pledge Agreement, dated January 11, 2002 (Filed as Exhibit 10.3). (1)
10.2	Amendment No. 3 to Amended and Restated Credit Agreement, dated March 30, 2002 (Filed herewith).

(1)
Previously filed as an exhibit to the Company's Annual Report on Form 10-K, filed March 27, 2002.

        Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

(b)
The following Current Reports on Form 8-K were filed during the quarter ended March 30, 2002:

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

        The Company filed a Current Report on Form 8-K on January 17, 2002 to announce, pursuant to Item 5, that its wholly-owned subsidiary, Charles River Laboratories, Inc. had commenced a cash tender offer for any and all of its outstanding 13.5% Senior Subordinated Notes due 2009.

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

May 9, 2002

                      /S/ THOMAS F. ACKERMAN

                      Thomas F. Ackerman
                       Sr. Vice President and Chief Financial Officer

QuickLinks

CHARLES RIVER LABORATORIES INTERNATIONAL, INC. FORM 10-Q For the Quarterly Period Ended March 30, 2002 Table of Contents
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) For the three months ended March 30, 2002 and March 31, 2001 (dollars in thousands except for per share data)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. FORM 10-Q For the Quarterly Period Ended March 30, 2002
SIGNATURE