Form 10-Q
period 2002-06-29
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2002-08-12
CIK 1100682

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2002 OR

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of July 19, 2002 there were 44,744,023 shares of the registrant's common stock outstanding

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended June 29, 2002
Table of Contents

		Page
Part I. Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Statements of Income (Unaudited) for the three months ended June 29, 2002 and June 30, 2001	3
	Condensed Consolidated Statements of Income (Unaudited) for the six months ended June 29, 2002 and June 30, 2001	4
	Condensed Consolidated Balance Sheets as of June 29, 2002 (Unaudited) and December 29, 2001	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 29, 2002 and June 30, 2001	6
	Notes to Unaudited Condensed Consolidated Interim Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Part II. Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 6.	Exhibits and Reports on Form 8-K	25

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands except for per share data)

	Three Months Ended
	June 29, 2002	June 30, 2001
Net sales related to products	$72,470	$60,644
Net sales related to services	64,031	56,176

Total net sales	136,501	116,820
Costs and expenses
Cost of products sold	40,206	33,788
Cost of services provided	43,895	39,262
Selling, general and administrative	21,387	17,285
Amortization of goodwill and intangibles	631	1,993

Operating income	30,382	24,492
Other income (expense)
Interest income	697	346
Interest expense	(2,958)	(5,940)
Other income (expense)	1,160	(122)

Income before income taxes, minority interests, earnings from equity investments and extraordinary item	29,281	18,776
Provision for income taxes	11,419	7,659

Income before minority interests, earnings from equity investments and extraordinary item	17,862	11,117
Minority interests	(619)	(652)
Earnings from equity investments	177	136

Income before extraordinary item	17,420	10,601
Extraordinary loss, net of tax benefit of $698 and $852, respectively	(1,092)	(1,583)

Net income	$16,328	$9,018

Earnings per common share before extraordinary item
Basic	$0.39	$0.26
Diluted	$0.36	$0.24
Earnings per common share after extraordinary item
Basic	$0.37	$0.22
Diluted	$0.34	$0.21

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands except for per share data)

	Six Months Ended
	June 29, 2002	June 30, 2001
Net sales related to products	$143,028	$122,722
Net sales related to services	127,293	93,129

Total net sales	270,321	215,851
Costs and expenses
Cost of products sold	79,151	70,206
Cost of services provided	88,811	65,213
Selling, general and administrative	42,306	32,745
Amortization of goodwill and intangibles	1,261	3,821

Operating income	58,792	43,866
Other income (expense)
Interest income	1,210	599
Interest expense	(6,863)	(12,898)
Other income (expense)	1,077	433

Income before income taxes, minority interests, earnings from equity investments and extraordinary item	54,216	32,000
Provision for income taxes	21,144	13,214

Income before minority interests, earnings from equity investments and extraordinary item	33,072	18,786
Minority interests	(1,381)	(1,216)
Earnings from equity investments	259	219

Income before extraordinary item	31,950	17,789
Extraordinary loss, net of tax benefit of $11,415 and $980, respectively	(17,854)	(1,820)

Net income	$14,096	$15,969

Earnings per common share before extraordinary item
Basic	$0.72	$0.46
Diluted	$0.67	$0.42
Earnings per common share after extraordinary item
Basic	$0.32	$0.42
Diluted	$0.31	$0.38

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 29, 2002	December 29, 2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$84,712	$58,271
Trade receivables, less allowances of $2,445 and $2,119, respectively	99,829	98,478
Inventories	39,454	39,056
Prepaid expenses and other current assets	15,713	14,349

Total current assets	239,708	210,154
Property, plant and equipment, net	169,088	155,919
Goodwill, net	87,416	52,087
Other intangibles, net	19,691	38,287
Investments in affiliates	3,187	3,002
Deferred tax asset	86,033	87,781
Other assets	24,757	24,132

Total assets	$629,880	$571,362

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$12,240	$13,868
Accrued compensation	21,874	25,736
Deferred income	22,168	22,210
Accrued liabilities	33,701	28,899
Accrued income taxes	7,304	4,048
Other current liabilities	5,089	3,771

Total current liabilities	102,376	98,532
Long-term debt	188,705	155,506
Capital lease obligations	343	361
Accrued ESLIRP	11,801	11,383
Other long-term liabilities	3,733	3,082

Total liabilities	306,958	268,864

Commitments and contingencies (Note 8)
Minority interests	13,386	12,988
Shareholders' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 44,742,208 and 44,189,650 shares issued and outstanding at June 29, 2002 and December 29, 2001, respectively	447	442
Capital in excess of par value	592,608	588,909
Retained earnings	(269,072)	(283,168)
Loans to officers	(149)	(341)
Unearned compensation	(255)	(316)
Accumulated other comprehensive income	(14,043)	(16,016)

Total shareholders' equity	309,536	289,510

Total liabilities and shareholders' equity	$629,880	$571,362

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Six Months Ended
	June 29, 2002	June 30, 2001
Cash flows relating to operating activities
Net income	$14,096	$15,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,050	12,029
Amortization of debt issuance costs and discounts	937	808
Provision for doubtful accounts	293	—
Extraordinary loss, net of tax	17,854	1,820
Earnings from equity investments	(259)	(220)
Minority interests	1,381	1,216
Deferred income taxes	9,233	9,009
Windfall tax benefit from exercises of employee stock options	1,166	897
Loss on disposal of property, plant, and equipment	1,574	306
Other non-cash items	65	23
Changes in assets and liabilities:
Trade receivables	953	(14,877)
Inventories	693	(2,443)
Prepaids and other current assets	(857)	(2,475)
Other assets	391	(746)
Accounts payable	(2,789)	(3,756)
Accrued compensation	(4,509)	2,698
Deferred income	289	3,985
Accrued and other liabilities	(1,140)	(7,472)
Accrued income taxes	2,810	1,842
Accrued ESLIRP	418	525
Other long-term liabilities	(59)	(756)

Net cash provided by operating activities	53,590	18,382

Cash flows relating to investing activities
Capital expenditures	(14,306)	(11,726)
Contingent payments for prior year acquisitions	—	(250)
Acquisition of businesses, net of cash acquired	(19,527)	(51,265)

Net cash used in investing activities	(33,833)	(63,241)

Cash flows relating to financing activities
Proceeds from long term debt and revolving credit facility	187,273	43,534
Payments on long-term debt and revolving credit facility	(154,104)	(59,898)
Payments of deferred financing cost	(6,123)	(984)
Payments on capital lease obligations	(55)	(4,145)
Proceeds from issuance of common stock, net of transaction fees	—	62,222
Proceeds from exercises of employee stock options	792	633
Proceeds from exercises of warrants	1,742	—
Premium paid on early retirement of debt	(23,886)	(210)
Dividends paid to minority interests	(1,470)	(729)
Payments received from officers	192	579

Net cash provided by financing activities	4,361	41,002

Effect of exchange rate changes on cash and cash equivalent	2,323	(856)

Net change in cash and cash equivalents	26,441	(4,713)
Cash and cash equivalents, beginning of period	58,271	33,129

Cash and cash equivalents, end of period	$84,712	$28,416

Supplemental cash flow information
Cash paid for interest	$5,894	$11,795
Cash paid for taxes	6,389	2,877

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(dollars in thousands)

1. Basis of Presentation

        The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state the financial position and results of operations of Charles River Laboratories International, Inc. ("the Company"). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

        Certain amounts in the prior year financial statements and related notes have been reclassified to conform with current year presentation.

2. Long Term Debt

        On May 29, 2002, the Company repaid all of the outstanding senior secured term loan facilities, including $14,000 term loan A facility, $41,100 term loan B facility and $13,500 term loan C facility. The Company recorded an extraordinary loss before tax of $1,790 due to the write-off of deferred financing costs. The extraordinary loss was recorded in the condensed consolidated statement of income net of a tax benefit of $698.

        On February 14, 2002, the Company completed a tender offer for $79,728 par value for all of the 13.5% senior subordinated notes. The Company recorded an extraordinary loss before tax of $27,479, due to the payment of premiums related to the early extinguishment of debt ($23,886), the write-off of deferred financing costs ($2,726) and issuance discounts ($867). The extraordinary loss was recorded in the condensed consolidated statement of income net of a tax benefit of $10,717.

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

3. Business Acquisitions

        On June 7, 2002, Charles River Europe GmbH, a wholly owned subsidiary of Charles River Laboratories Inc., the Company's wholly owned subsidiary, acquired 100% of the voting equity interests of privately held Biological Laboratories Europe Limited ("BioLabs"). Consideration, including acquisition expenses, was $22,900, net of cash acquired of $2,998. The consideration consists of $18,526 in cash and $4,374 in future payments, of which $2,360 is to be paid in the third quarter of 2002, $1,888 is to be paid to two selling shareholders of BioLabs over a three year period and $126 in acquisition costs. BioLabs, located in Western Ireland, provides a broad range of services supporting the discovery, development and manufacturing of pharmaceutical, medical devices and animal and human health products. BioLabs was acquired to strengthen the Company's existing biomedical products and services segment by adding new capabilities to service the large and growing global animal health and medical device industry. The acquisition was recorded as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations". The Company consolidated the operations of BioLabs from the date of acquisition.

        As of June 29, 2002, the purchase price allocation for BioLabs had not been completed, however, it is expected to be finalized by the end of fiscal year 2002. The estimated allocation of purchase price as of June 29, 2002 is as follows:

Current assets	$1,473
Property, plant and equipment, net	7,612
Other non-current assets	70
Current liabilities	(1,724)
Non-current liabilities	(1,372)

Estimated fair value, net assets acquired	6,059
Goodwill and other intangibles acquired	16,841

Consideration, net of cash acquired	$22,900

        On January 8, 2001, Charles River Laboratories, Inc. ("CRL"), the Company's wholly owned subsidiary, purchased 100% of the common stock of Pathology Associates International Corporation ("PAI"). Consideration, including acquisition expenses, of $35,238 was paid with respect to this acquisition, consisting of $25,557 of cash and a $12,000 callable convertible note. This acquisition was recorded as a purchase business combination and CRL consolidated the operations of PAI from the date of acquisition.

        Effective February 27, 2001, CRL acquired Primedica Corporation ("Primedica") for consideration, including acquisition expenses, of $51,107. Consideration was comprised of $25,708 of cash, $16,375 of the Company's common stock and $9,024 in assumed debt. This acquisition was recorded as a purchase business combination and CRL consolidated the operations of Primedica from the date of acquisition.

        On July 20, 2001, CRL purchased 100% of the common stock of Genetic Models, Inc. ("GMI") for cash consideration of $4,000. This acquisition was recorded as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations". The Company consolidated the operations of GMI from the date of acquisition.

        The following selected unaudited pro forma consolidated results of operations are presented as if each of the acquisitions had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments for the amortization of goodwill for the three and six months ended June 30, 2002, additional interest expense and related income tax effects. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the companies operated as one during the period. No effect has been given for synergies, if any, that may have been realized through the acquisitions.

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net sales	$138,269	$119,924	$274,348	$233,888
Income before extraordinary item	17,693	10,911	32,494	18,328
Net income	16,601	9,328	14,640	16,508
Earnings per common share before extraordinary item
Basic	$0.40	$0.27	$0.73	$0.48
Diluted	$0.37	$0.25	$0.68	$0.44
Earnings per common share after extraordinary item
Basic	$0.37	$0.23	$0.33	$0.43
Diluted	$0.34	$0.21	$0.33	$0.39

        Refer to Note 5 for further discussion of the method of computation of earnings per share.

4. Restructuring Charges

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

        A summary of the activities associated with the above restructuring charges and the related liabilities balance as of December 29, 2001 and June 29, 2002 are as follows:

	Employee Separations	Other	Total
December 29, 2001	$1,350	$339	$1,689
Amounts paid	(806)	(177)	(983)

June 29, 2002	$544	$162	$706

        The Company has closed both the San Diego facility and the French facility and expects the reserves to be fully utilized by the end of fiscal year 2002.

5. Earnings per Share

        Basic earnings per share for the three and six month periods ended June 29, 2002 and June 30, 2001 were computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods.

        The weighted average number of common shares outstanding in the three and six month periods ended June 29, 2002 and June 30, 2001 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share before and after the extraordinary item for these periods.

        The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings per share before and after the extraordinary item computations:

	Three Month Period Ended		Six Month Period Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Numerator:
Income before extraordinary item	$17,420	$10,601	$31,950	$17,789
Extraordinary loss, net of tax benefit	(1,092)	(1,583)	(17,854)	(1,820)

Income after extraordinary item for purposes of calculating basic earnings per share	16,328	9,018	14,096	15,969
After tax equivalent of interest expense:
3.5% senior convertible debentures	996	—	1,707	—
2% convertible note	—	27	8	55

Income for purposes of calculating diluted earnings per share	$17,324	$9,045	$15,811	$16,024

Denominator:
Weighted average shares outstanding—Basic	44,557,027	40,175,630	44,405,961	38,403,244
Effect of dilutive securities:
3.5% senior convertible debentures	4,759,455	—	4,080,239	—
Stock options	1,076,211	1,036,294	1,035,226	1,007,059
Warrants	659,682	2,711,927	758,691	2,693,036
2% convertible note	—	128,315	17,626	128,315

Weighted average shares outstanding—Diluted	51,052,375	44,052,166	50,297,743	42,231,654

Basic earnings per share before extraordinary item	$0.39	$0.26	$0.72	$0.46
Basic loss per share on extraordinary item	(0.02)	(0.04)	(0.40)	(0.04)

Basic earnings per share after extraordinary item	$0.37	$0.22	$0.32	$0.42

Diluted earnings per share before extraordinary item	$0.36	$0.24	$0.67	$0.42
Diluted loss per share on extraordinary item	(0.02)	(0.03)	(0.36)	(0.04)

Diluted earnings per share after extraordinary item	$0.34	$0.21	$0.31	$0.38

6. Supplemental Balance Sheet Information

        The composition of inventories is as follows:

	June 29, 2002	December 29, 2001
Raw materials and supplies	$4,920	$5,225
Work in process	2,952	2,484
Finished products	31,582	31,347

Inventories	$39,454	$39,056

        Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method.

        The composition of property, plant and equipment is as follows:

	June 29, 2002	December 29, 2001
Land	$10,019	$9,626
Buildings	170,050	148,372
Machinery and equipment	130,993	121,473
Leasehold improvements	11,580	9,380
Furniture and fixtures	2,921	2,576
Vehicles	2,488	2,351
Construction in progress	11,265	19,443

	339,316	313,221
Less accumulated depreciation	(170,228)	(157,302)

Net property, plant and equipment	$169,088	$155,919

7. Comprehensive Income

        The components of comprehensive income for the three and six month periods ended June 29, 2002 and June 30, 2001 are set forth below:

	Three Month Period Ended		Six Month Period Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net income	$16,328	$9,018	$14,096	$15,969
Foreign currency translation adjustment, net of tax	2,672	(1,057)	1,973	(3,752)

Comprehensive income	$19,000	$7,961	$16,069	$12,217

8. Commitments and Contingencies

        Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigations currently pending will not materially affect the Company's consolidated financial statements.

        On April 27, 2001, the Company's French subsidiaries obtained a favorable legal judgement in a contract dispute, with a damages award of approximately $3,500. As of June 29, 2002, the Company has received the full damage award of approximately $3,500 under the legal judgment. The Company received $2,240 during fiscal year 2001 and the remaining $1,260 during the second quarter of 2002. As the defendant has appealed the decision, the proceeds are included as deferred income in the consolidated balance sheet as of June 29, 2002 and December 29, 2001.

        The Company has provided letters of credit in favor of the insurance carriers in the amount of $3,063.

9. Business Segment Information

        The following table presents sales and other financial information by product line segment for the three and six month periods ended June 29, 2002 and June 30, 2001. Sales to unaffiliated customers represent net sales originating in entities primarily engaged in either research models or biomedical products and services.

	Three Month Period Ended		Six Month Period Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Research Models
Net sales	$56,544	$48,013	$113,443	$97,487
Gross margin	26,096	20,917	52,159	41,465
Operating income	18,993	13,681	38,525	26,952
Depreciation and amortization	2,326	2,331	4,541	4,736
Capital expenditures	5,083	2,479	6,539	4,392
Biomedical Products and Services
Net sales	$79,957	$68,807	$156,878	$118,364
Gross margin	26,304	22,853	50,200	38,967
Operating income	16,317	12,476	30,438	20,956
Depreciation and amortization	3,290	4,259	6,509	7,293
Capital expenditures	4,688	4,994	7,767	7,334

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Month Period Ended		Six Month Period Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Total segment operating income	$35,310	$26,157	$68,963	$47,908
Unallocated corporate overhead	(4,928)	(1,665)	(10,171)	(4,042)

Consolidated operating income	$30,382	$24,492	$58,792	$43,866

	June 29, 2002	December 29, 2001
Research Models
Net goodwill	$6,993	$6,993
Total asset	366,224	335,580
Biomedical Products and Services
Net goodwill	$80,423	$45,094
Total assets	263,656	235,782

10. Goodwill and Other Intangible Assets

        Effective at the beginning of fiscal year 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142), which establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separate intangible assets that have finite useful lives will continue to be amortized over their useful lives.

        FAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the year of adoption. The Company completed the first step during the second quarter of 2002, which resulted in identifying no potential goodwill impairments as of the beginning of fiscal year 2002. The second step of the goodwill impairment test, which measures the amount of the impairment loss (measured as of the beginning of the year of adoption), is not applicable for fiscal year 2002. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year. Pursuant to the requirements of FAS 142, this impairment test was completed during the first quarter of 2002. The Company has determined that its identifiable intangible assets with indefinite useful lives were not impaired.

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	June 29, 2002		December 29, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$99,795	$(12,379)	$60,866	$(8,779)

Other intangible assets not subject to amortization	$3,438	$—	$3,438	$—
Other intangible assets subject to amortization:
Assembled workforce	—	—	20,925	(3,542)
Customer relationships	11,491	(2,107)	11,491	(1,724)
Customer contracts	3,455	(1,586)	3,455	(1,111)
Trademarks and trade names	3,000	(405)	3,000	(253)
Standard operating procedures	1,208	(254)	1,208	(156)
Other identifiable intangible assets	3,299	(1,848)	3,237	(1,681)

Total other intangible assets	$25,891	$(6,200)	$46,754	$(8,467)

Total goodwill and other intangible assets	$125,686	$(18,579)	$107,620	$(17,246)

        The changes in the gross carrying amount and accumulated amortization of goodwill from December 29, 2001 to June 29, 2002 are as follows:

	Research Models		Biomedical Products and Services		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 29, 2001	$8,101	$(1,108)	$52,765	$(7,671)	$60,866	$(8,779)
Adjustments to goodwill:
Assembled workforce reclassification	—	—	20,925	(3,542)	20,925	(3,542)
Acquisitions	—	—	17,841	—	17,841	—
Foreign currency translation	—	—	163	(58)	163	(58)

Balance at June 29, 2002	$8,101	$(1,108)	$91,694	$(11,271)	$99,795	$(12,379)

        Estimated amortization expense for each of the next five years is as follows:

2002	$2,593
2003	2,460
2004	1,691
2005	1,469
2006	1,384

        The following selected pro forma consolidated results are presented as if Statement of Financial Accounting Standards No. 141, "Business Combinations" and FAS 142 had been adopted at the beginning of fiscal year 2001 and accordingly amortization for goodwill and other identifiable intangible assets has been eliminated.

	Three Month Period Ended June 30, 2001	Six Month Period Ended June 30, 2001
Reported income before extraordinary item	$10,601	$17,789
Amortization of goodwill, net of tax	897	1,626

Pro forma income before extraordinary item	11,498	19,415
Extraordinary item, net of tax	(1,583)	(1,820)

Pro forma net income	$9,915	$17,595

Reported basic earning per share before extraordinary item	$0.26	$0.46
Basic earnings per share on amortization of goodwill, net of tax	0.02	0.04

Pro forma basic earnings per share before extraordinary item	0.28	0.50
Basic loss per share on extraordinary item, net of tax	(0.04)	(0.04)

Pro forma basic earnings per share after extraordinary item	$0.24	$0.46

Reported diluted earnings per share before extraordinary item	$0.24	$0.42
Dilutive earnings per share on amortization of goodwill, net of tax	0.02	0.04

Pro forma diluted earnings per share before extraordinary item	0.26	0.46
Dilutive loss per share on extraordinary item, net of tax	(0.03)	(0.04)

Pro forma diluted earnings per share after extraordinary item	$0.23	$0.42

11. Recently Issued Accounting Standards

        In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (FAS 145). FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. This provision of FAS 145 will be effective for the Company as of the beginning of fiscal year 2003. The Company expects to reclassify losses on extinguishment of debt that have been classified as an extraordinary item in prior periods presented.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146), which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and

Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". FAS 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. In periods subsequent to the initial measurement, changes to the liability resulting from a revision to either the timing or the amount of estimated cash flows shall be recognized as an adjustment to the liability in the period of the change. The provisions of FAS 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 29, 2002. The Company is in the process of assessing the impact of FAS 146 on its consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 29, 2002 Compared to the Six Months Ended June 30, 2001

        Net Sales.    Net sales for the six months ended June 29, 2002 were $270.3 million, an increase of $54.4 million, or 25.2%, from $215.9 million for the six months ended June 30, 2001. On a pro forma basis, sales increased 17.3% for the six months ended June 29, 2002. Pro forma sales includes net sales of the companies we acquired in 2002 and 2001 as if they occurred at the beginning of fiscal 2001.

        Research Models.    Net sales of research models for the six months ended June 29, 2002 were $113.4 million, an increase of $15.9 million, or 16.3%, from $97.5 million for the six months ended June 30, 2001. Small animal research model sales increased in North America by 18.0% due to an increase in unit volume, a shift to higher priced specialty units including the models from our 2001 acquisition of Genetic Models, Inc. ("GMI") and improved pricing. Small animal research model sales in Europe increased 12.5%, driven in part by an increase in unit volume, a shift to higher priced specialty units and increased equipment sales. Small animal research model sales in Japan increased 15.1% for the six months ended June 29, 2002, excluding the negative impact from currency translation of $1.9 million, due to competitor product quality issues through the second quarter of 2002. Sales from our large animal breeding and import conditioning business increased by $3.8 million due mainly to the timing of animal shipments for the six months ended June 29, 2002.

        Biomedical Products and Services.    Net sales of biomedical products and services for the six months ended June 29, 2002 were $156.9 million, an increase of $38.5 million, or 32.5%, compared to $118.4 million for the six months ended June 30, 2001. Pro forma sales of biomedical products and services increased 19.5% for the six months ended June 29, 2002 compared to the six months ended June 30, 2001. The increase in net sales of biomedical products and services is due to the continued growth in outsourcing in the pharmaceutical industry and our acquisitions. Biological Laboratories Europe Limited ("BioLabs"), which we acquired on June 7, 2002, along with our 2001 acquisition, Primedica Corporation ("Primedica"), contributed $46.4 million of sales for the six months ended June 29, 2002, compared to $31.2 million from Primedica for the six months ended June 30, 2001.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the six months ended June 29, 2002 was $168.0 million, an increase of $32.6 million, or 24.1%, from $135.4 million for the six months ended June 30, 2001. Cost of products sold and services provided for the six months ended June 29, 2002 was 62.2% of the net sales compared to 62.7% for the six months ended June 30, 2001.

        Research Models.    Cost of products sold and services provided for research models for the six months ended June 29, 2002 was $61.3 million, an increase of $5.3 million, or 9.5%, compared to $56.0 million for six months ended June 30, 2001. Cost of products sold and services provided for the six months ended June 29, 2002 improved to 54.1% of net sales compared to 57.4% of net sales for the six months ended June 30, 2001. Cost of products sold and services provided increased at a lower rate than net sales due to reduced production costs resulting from the closure of a French facility and increased sales which resulted in improved capacity utilization and better efficiencies.

        Biomedical Products and Services.    Cost of products sold and services provided for biomedical products and services for the six months ended June 29, 2002 was $106.7 million, an increase of $27.3 million, or 34.4%, compared to $79.4 million for the six months ended June 30, 2001. Cost of products sold and services provided as a percentage of net sales increased to 68.0% for the six months ended June 29, 2002 from 67.1% for the six months ended June 30, 2001. Cost of products sold and services provided increased as a percentage of net sales for the six months ended June 29, 2002 primarily due to the addition of Primedica which operated at lower gross margins than the remainder of our biomedical products and services businesses.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the six months ended June 29, 2002 were $42.3 million, an increase of $9.6 million, or 29.4%, from $32.7 million for the six months ended June 30, 2001. Selling, general and administrative expenses for the six months ended June 29, 2002 was 15.6% of net sales compared to 15.1% of net sales for the six months ended June 30, 2001.

        Research Models.    Selling, general and administrative expenses for research models for the six months ended June 29, 2002 were $13.6 million, a decrease of $0.6 million compared to $14.2 million for the six months ended June 30, 2001. Selling, general and administrative expenses for the six months ended June 29, 2002 were 12.0% of net sales, compared to 14.6% for the six months ended June 30, 2001, principally due to economies of scale and a charge of $1.0 million associated with the closing of a French facility during the six months ended June 30, 2001.

        Biomedical Products and Services.    Selling, general and administrative expenses for biomedical products and services for the six months ended June 29, 2002 were $18.5 million, an increase of $4.0 million, or 27.6%, compared to $14.5 million for the six months ended June 30, 2001. Selling, general and administrative expenses for the six months ended June 29, 2002 was 11.8% of net sales compared to 12.2% of net sales for the six months ended June 30, 2001. Selling, general and administrative expenses increased at a lower rate than net sales due to cost containment during the six months ended June 29, 2002.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various corporate expenses, was $10.2 million for the six months ended June 29, 2002, compared to $4.0 million for the six months ended June 30, 2001. The change was caused by decreased pension income and increased administrative expenses including investor relations, security and corporate insurance costs.

        Amortization of Goodwill and Other Intangibles.    Amortization of goodwill and other intangibles for the six months ended June 29, 2002 was $1.3 million, a decrease of $2.5 million from $3.8 million for the six months ended June 30, 2001. The decrease was due to our adoption of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). During the second quarter of 2002, we completed the goodwill impairment test, which identified no potential goodwill impairment as of the beginning of the fiscal year 2002.

        Operating Income.    Operating income for the six months ended June 29, 2002 was $58.8 million, an increase of $14.9 million, or 33.9%, from $43.9 million for the six months ended June 30, 2001. Operating income for the six months ended June 29, 2002 was 21.8% of net sales, compared to 20.3% of net sales for the six months ended June 30, 2001.

        Research Models.    Operating income from sales of research models for the six months ended June 29, 2002 was $38.5 million, an increase of $11.5 million, or 42.6%, from $27.0 million for the six months ended June 30, 2001. Operating income from sales of research models for the six months ended June 29, 2002 was 34.0% of net sales, compared to 27.7% for the six months ended June 30, 2001 due to increased sales and higher gross margins primarily from improved capacity utilization.

        Biomedical Products and Services.    Operating income from sales of biomedical products and services for the six months ended June 29, 2002 was $30.4 million, an increase of $9.4 million, or 44.8%, from $21.0 million for the six months ended June 30, 2001. Operating income from sales of biomedical products and services for the six months ended June 29, 2002 increased to 19.4% of net sales, compared to 17.7% of net sales for the six months ended June 30, 2001, due to the benefit associated with the elimination of goodwill amortization, along with higher operating cost efficiency, partially offset by the lower margins from the acquisition of Primedica.

        Interest Expense.    Interest expense for the six months ended June 29, 2002 was $6.9 million, compared to $12.9 million for the six months ended June 30, 2001. The $6.0 million decrease is primarily due to the impact of the tender offer for all of the 13.5% senior subordinated notes completed during the first quarter of 2002, lower interest rate on our 3.5% senior convertible debenture issuance and the payoff of all of the term loans during the second quarter of 2002.

        Other Income.    Other income for the six months ended June 29, 2002 was $1.1 million, compared to $0.4 million for the six months ended June 30, 2001. The increase is primarily due to net foreign currency gains.

        Income Taxes.    The effective tax rate for the six months ended June 29, 2002 of 39.0% compares favorably to the effective tax rate of 41.3% for the six months ended June 30, 2001. In the six months ended June 29, 2002, the increased operating income, along with the impact of reduced leverage, increased our pre-tax income. The greater pre-tax income lowered the impact of the permanent differences on the effective tax rate and lead to better utilization of the foreign tax credits.

        Income before Extraordinary Loss.    Income before extraordinary loss for the six months ended June 29, 2002 was $32.0 million, an increase of $14.2 million from $17.8 million for the six months ended June 30, 2001. Income before extraordinary loss for the six months ended June 29, 2002 was 11.8% of net sales, compared to 8.2% of net sales for the six months ended June 30, 2001. The improvement is driven by the increase in operating income, lower effective tax rate and the decrease in interest expense.

        Extraordinary Loss.    We recorded an extraordinary loss of $17.9 million for the six months ended June 29, 2002. The pre-tax loss of $29.3 million is the result of a premium associated with the debt repayments and the write-off of deferred financing costs and original issuance discounts. The related tax benefit was $11.4 million. In the six months ended June 30, 2001, we recorded an extraordinary loss of $1.8 million, net of tax benefit of $1.0 million, as a result of the early repayment of debt.

        Net Income.    The net income for the six months ended June 29, 2002 was $14.1 million, a decrease of $1.9 million compared to a net income of $16.0 million for the six months ended June 30, 2001.

Three Months Ended June 29, 2002 Compared to the Three Months Ended June 30, 2001

        Net Sales.    Net sales for the three months ended June 29, 2002 were $136.5 million, an increase of $19.7 million, or 16.9%, from $116.8 million for the three months ended June 30, 2001. On a pro forma basis, sales increased 15.3% for the three months ended June 29, 2002. Pro forma sales includes net sales of the companies we acquired in 2002 and 2001 as if they occurred at the beginning of fiscal 2001.

        Research Models.    Net sales of research models for the three months ended June 29, 2002 were $56.5 million, an increase of $8.5 million, or 17.7%, from $48.0 million for the three months ended June 30, 2001. Small animal research model sales increased in North America by 16.4% due to an increase in unit volume, a shift to higher priced specialty units including the models from our 2001 acquisition of Genetic Models, Inc. ("GMI") and improved pricing. Excluding positive impact from currency translation of $0.8 million, small animal research model sales in Europe increased 14.3%, driven in part by an increase in unit volume, a shift to higher priced specialty units, and increased equipment sales. Small animal research model sales in Japan increased 9.3% for the three months ended June 29, 2002, excluding the negative impact from currency translation of $0.4 million, due to competitor product quality issues. Sales from our large animal breeding and import conditioning business increased by $2.0 million due mainly to the timing of animal shipments for the three months ended June 29, 2002.

        Biomedical Products and Services.    Net sales of biomedical products and services for the three months ended June 29, 2002 were $80.0 million, an increase of $11.2 million, or 16.3%, compared to $68.8 million for the three months ended June 30, 2001. Pro forma sales of biomedical products and services increased 15.0% for the three months ended June 29, 2002 compared to the three months ended June 30, 2001. The increase in net sales of biomedical products and services is due to the continued growth in outsourcing in the pharmaceutical industry.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the three months ended June 29, 2002 was $84.1 million, an increase of $11.0 million, or 15.0%, from $73.1 million for the three months ended June 30, 2001. Cost of products sold and services provided for the three months ended June 29, 2002 was 61.6% of the net sales compared to 62.6% for the three months ended June 30, 2001.

        Research Models.    Cost of products sold and services provided for research models for the three months ended June 29, 2002 was $30.4 million, an increase of $3.3 million, or 12.2%, compared to $27.1 million for the three months ended June 30, 2001. Cost of products sold and services provided for the three months ended June 29, 2002 improved to 53.8% of net sales compared to 56.5% of net sales for the three months ended June 30, 2001. Cost of products sold and services provided increased at a lower rate than net sales due to reduced production costs resulting from the closure of a French facility and increased sales which resulted in improved capacity utilization and better efficiencies.

        Biomedical Products and Services.    Cost of products sold and services provided for biomedical products and services for the three months ended June 29, 2002 was $53.7 million, an increase of $7.7 million, or 16.7%, compared to $46.0 million for the three months ended June 30, 2001. Cost of products sold and services provided as a percentage of net sales increased to 67.1% for the three months ended June 29, 2002 from 66.8% for the three months ended June 30, 2001.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended June 29, 2002 were $21.4 million, an increase of $4.1 million, or 23.7%, from $17.3 million for the three months ended June 30, 2001. Selling, general and administrative expenses for the six months ended June 29, 2002 was 15.7% of net sales compared to 14.8% of net sales for the three months ended June 30, 2001.

        Research Models.    Selling, general and administrative expenses for research models for the three months ended June 29, 2002 were $7.1 million, compared to $7.2 million for the three months ended June 30, 2001. Selling, general and administrative expenses for the three months ended June 29, 2002 was 12.6% of net sales, compared to 15.0% for the three months ended June 30, 2001, principally due to economies of scale.

        Biomedical Products and Services.    Selling, general and administrative expenses for biomedical products and services for the three months ended June 29, 2002 were $9.4 million, an increase of $0.9 million, compared to $8.5 million for the three months ended June 30, 2001. Selling, general and administrative expenses for the three months ended June 29, 2002 was 11.8% of net sales compared to 12.4% of net sales for the three months ended June 30, 2001. Selling, general and administrative expenses increased at a lower rate than net sales due to cost containment during the three months ended June 29, 2002.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various corporate expenses, was $4.9 million for the three months ended June 29, 2002, compared to $1.6 million for the three months ended June 30, 2001. The change was caused by decreased pension income and increased administrative expenses including investor relations, security and corporate insurance costs.

        Amortization of Goodwill and Other Intangibles.    Amortization of goodwill and other intangibles for the three months ended June 29, 2002 was $0.6 million, a decrease of $1.4 million from $2.0 million for the three months ended June 30, 2001. The decrease was due to our adoption of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). During the second quarter of 2002, we completed the goodwill impairment test, which identified no potential goodwill impairment as of the beginning of the fiscal year 2002.

        Operating Income.    Operating income for the three months ended June 29, 2002 was $30.4 million, an increase of $5.9 million, or 24.1%, from $24.5 million for the three months ended March 31, 2001. Operating income for the three months ended June 29, 2002 was 22.3% of net sales, compared to 21.0% of net sales for the three months ended June 30, 2001.

        Research Models.    Operating income from sales of research models for the three months ended June 29, 2002 was $19.0 million, an increase of $5.3 million, or 38.7%, from $13.7 million for the three months ended June 30, 2001. Operating income from sales of research models for the three months ended June 29, 2002 was 33.6% of net sales, compared to 28.5% for the three months ended June 30, 2001 due to increased sales and higher gross margins primarily from improved capacity utilization.

        Biomedical Products and Services.    Operating income from sales of biomedical products and services for the three months ended June 29, 2002 was $16.3 million, an increase of $3.8 million, or 30.4%, from $12.5 million for the three months ended June 30, 2001. Operating income from sales of biomedical products and services for the three months ended June 29, 2002 increased to 20.4% of net sales, compared to 18.0% of net sales for the three months ended June 30, 2001, due to the benefit associated with the elimination of goodwill amortization, along with higher operating cost efficiency.

        Interest Expense.    Interest expense for the three months ended June 29, 2002 was $3.0 million, compared to $5.9 million for the three months ended June 30, 2001. The $2.9 million decrease is primarily due to the impact of the tender offer for all of the 13.5% senior subordinated notes completed during the first quarter of 2002, lower interest rate on our 3.5% senior convertible debenture issuance and the payoff of all the term loans during the second quarter of 2002.

        Other Income.    Other income for the three months ended June 29, 2002 was $1.2 million, compared to other expense of $0.1 million for the three months ended June 30, 2001. The increase is due to net foreign currency gains.

        Income Taxes.    The effective tax rate for the three months ended June 29, 2002 of 39.0% compares favorably to the effective tax rate of 40.8% for the three months ended June 30, 2001. In the three months ended June 29, 2002, the increased operating income, along with the impact of reduced leverage, increased our pre-tax income. The greater pre-tax income lowered the impact of the permanent differences on the tax rate and lead to better utilization of the foreign tax credits.

        Income before Extraordinary Loss.    Income before extraordinary loss for the three months ended June 29, 2002 was $17.4 million, an increase of $6.8 million from $10.6 million for the three months ended June 30, 2001. Income before extraordinary loss for the three months ended June 29, 2002 was 12.7% of net sales, compared to 9.1% of net sales for the three months ended June 30, 2001. The improvement is driven by the increase in operating income, lower effective income tax rate and the decrease in interest expense.

        Extraordinary Loss.    We recorded an extraordinary loss of $1.1 million for the three months ended June 29, 2002. The pre-tax loss of $1.8 million is the result of the write-off of deferred financing costs in connection with the debt repayments. The related tax benefit was $0.7 million. In the three months ended June 30, 2001, we recorded an extraordinary loss of $1.6 million, net of tax benefit of $0.8 million, as a result of the early repayment of debt.

        Net Income.    The net income for the three months ended June 29, 2002 was $16.3 million, an increase of $7.3 million compared to a net income of $9.0 million for the three months ended June 30, 2001.

Liquidity and Capital Resources

        Cash and cash equivalents of the Company totaled $84.7 million at June 29, 2002 compared with $58.3 million at December 29, 2001. Our principal sources of liquidity are cash from operations as well as cash provided by our equity and debt offerings.

        Net cash provided by operating activities for the six months ended June 29, 2002 and June 30, 2001 was $53.6 million and $18.4 million, respectively. The increase in cash provided by operations is primarily a result of our improved performance during the first six months of 2002.

        Net cash used in investing activities during the six months ended June 29, 2002 and June 30, 2001 was $33.8 million and $63.2 million, respectively. The decrease in cash used is a result of more significant business acquisitions in 2001 compared to 2002.

        Net cash provided by financing activities during the six months ended June 29, 2002 and June 30, 2001 was $4.4 million and $41.0 million, respectively. During the first quarter of 2002, we issued $185.0 million par value of senior convertible debentures. We used $79.7 million of the proceeds to repay all of the 13.5% senior subordinated notes. A premium of $23.9 million was paid on the early retirement of the 13.5% senior subordinated notes.

        Minimum future payments of the Company's long term debt at June 29, 2002 are as follows:

	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long term debt	$190.8	$2.1	$1.7	$1.4	$185.6

        We anticipate that our operating cash flows, together with borrowings under our credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

        We are subject to market risks arising from changes in interest rates and foreign currency exchange rates. Our primary interest rate exposure results from changes in LIBOR or the base rate which are used to determine the applicable interest rates under our revolving credit facility. During the second quarter of 2002, we paid off all of our variable rate term loans and have not borrowed against our revolving credit facility, and therefore, are not subject to interest rate risk at this time. Fluctuations in interest rates will not affect the interest payable on the senior convertible debentures, which is fixed.

        We generally do not use financial instruments for trading or other speculative purposes.

        We also have exposure to some foreign currency exchange rate fluctuations for the cash flows received from our foreign affiliates. This risk is mitigated by the fact that their operations are conducted in their respective local currencies. Currently, we do not engage in any foreign currency hedging activities.

Recently Issued Accounting Standards

        In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (FAS 145). FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. This provision of FAS 145 will be effective for the Company as of the beginning of fiscal year 2003. The Company expects to reclassify losses on extinguishment of debt that have been classified as an extraordinary item in prior periods presented.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146), which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". FAS 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. In periods subsequent to the initial measurement, changes to the liability resulting from a revision to either the timing or the amount of estimated cash flows shall be recognized as an adjustment to the liability in the period of the change. The provisions of FAS 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 29, 2002. The Company is in the process of assessing the impact of FAS 146 on its consolidated financial statements.

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
FORM 10Q
For the Quarterly Period Ended June 29, 2002

Item 4.    Submission of Matters to a Vote of Security Holders

        The Company held its Annual Meeting of Shareholders on May 3, 2002. As described in the 2002 Proxy Statement, the following actions were taken:

  •
  The five nominees for directors were elected.

  •
  The appointment of PricewaterhouseCoopers LLP as independent auditors for the year 2002 was ratified.

        The votes were as follows:

        For Directors:

	Number of Shares Voted For	Number of Shares Voted Against
James C. Foster	37,958,494	1,596,982
Robert Cawthorn	39,309,432	246,044
Stephen Chubb	36,673,217	2,708,470
Samuel Thier	39,309,552	245,924
William Waltrip	37,373,054	2,016,733

        For ratification of independent auditors:

    38,464,458 shares voted for; 1,088,094 shares voted against; 2,924 shares abstained from voting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended June 29, 2002

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
The following exhibits are included as part of this report on Form 10-Q:

Exhibit Number	Description
2.1	Share Purchase Agreement among the Vendors of Biological Laboratories Europe Limited (as listed in the First Schedule of said agreement), Charles River Europe GmbH and Charles River Laboratories, Inc. dated as of June 7, 2002 (Filed herewith).
10.1	Amendment No. 4 to Amended and Restated Credit Agreement, among Charles River Laboratories International, Inc., Credit Suisse First Boston, as lead arranger, as sole book runner and as syndication agent for the Lenders, and Fleet National Bank, as administrative agent for the Lenders, dated as of June 5, 2002 (Filed herewith).

        Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

(b)
No Reports on Form 8-K were filed during the quarter ended June 29, 2002

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      CHARLES RIVER LABORATORIES
                      INTERNATIONAL, INC.

August 12, 2002

                      /S/ JAMES C. FOSTER

                      James C. Foster
                       Chairman, Chief Executive Officer
                      and President

                      /S/ THOMAS F. ACKERMAN

                      Thomas F. Ackerman
                       Sr. Vice President and Chief Financial Officer

QuickLinks

Table of Contents
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands except for per share data)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands except for per share data)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (dollars in thousands)
SIGNATURE