Form 10-Q
period 2002-09-28
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2002-10-31
CIK 1100682

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of October 18, 2002 there were 45,132,882 shares of the registrant's common stock outstanding

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended September 28, 2002

Table of Contents

		Page
Part I. Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Statements of Income (Unaudited) for the three months ended September 28, 2002 and September 29, 2001	3
	Condensed Consolidated Statements of Income (Unaudited) for the nine months ended September 28, 2002 and September 29, 2001	4
	Condensed Consolidated Balance Sheets as of September 28, 2002 (Unaudited) and December 29, 2001	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 28, 2002 and September 29, 2001	6
	Notes to Unaudited Condensed Consolidated Interim Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Controls and Procedures	25
Part II. Other Information
Item 6.	Exhibits and Reports on Form 8-K	26

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands except for per share data)

	Three Months Ended
	September 28, 2002	September 29, 2001
Net sales related to products	$74,158	$64,094
Net sales related to services	67,206	59,591

Total net sales	141,364	123,685
Costs and expenses
Cost of products sold	41,663	38,050
Cost of services provided	46,226	42,424
Selling, general and administrative	20,023	17,016
Amortization of goodwill and intangibles	933	2,183

Operating income	32,519	24,012
Other income (expense)
Interest income	427	360
Interest expense	(2,289)	(5,456)
Other income (expense)	(48)	83

Income before income taxes, minority interests, earnings from equity investments and extraordinary item	30,609	18,999
Provision for income taxes	11,041	6,677

Income before minority interests, earnings from equity investments and extraordinary item	19,568	12,322
Minority interests	(717)	(643)
Earnings from equity investments	57	126

Income before extraordinary item	18,908	11,805
Extraordinary loss, net of tax benefit of $236 and $691, respectively	(377)	(1,284)

Net income	$18,531	$10,521

Earnings per common share before extraordinary item
Basic	$0.42	$0.27
Diluted	$0.39	$0.26
Earnings per common share after extraordinary item
Basic	$0.41	$0.24
Diluted	$0.38	$0.23

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands except for per share data)

	Nine Months Ended
	September 28, 2002	September 29, 2001
Net sales related to products	$217,186	$186,816
Net sales related to services	194,499	152,720

Total net sales	411,685	339,536
Costs and expenses
Cost of products sold	120,814	108,256
Cost of services provided	135,037	107,637
Selling, general and administrative	62,329	49,761
Amortization of goodwill and intangibles	2,194	6,004

Operating income	91,311	67,878
Other income (expense)
Interest income	1,637	959
Interest expense	(9,152)	(18,354)
Other income (expense)	1,029	516

Income before income taxes, minority interests, earnings from equity investments and extraordinary item	84,825	50,999
Provision for income taxes	32,185	19,891

Income before minority interests, earnings from equity investments and extraordinary item	52,640	31,108
Minority interests	(2,098)	(1,859)
Earnings from equity investments	316	345

Income before extraordinary item	50,858	29,594
Extraordinary loss, net of tax benefit of $11,651 and $1,671, respectively	(18,231)	(3,104)

Net income	$32,627	$26,490

Earnings per common share before extraordinary item
Basic	$1.14	$0.74
Diluted	$1.06	$0.68
Earnings per common share after extraordinary item
Basic	$0.73	$0.66
Diluted	$0.70	$0.61

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 28, 2002	December 29, 2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$112,389	$58,271
Restricted cash	5,000	—
Trade receivables, less allowances of $2,345 and $2,119, respectively	98,718	98,478
Inventories	41,921	39,056
Prepaid expenses and other current assets	15,892	14,349

Total current assets	273,920	210,154
Property, plant and equipment, net	174,548	155,919
Goodwill, net	78,650	52,087
Other intangibles, net	28,274	38,287
Investments in affiliates (Note 3)	—	3,002
Deferred tax asset	77,128	87,781
Other assets	23,788	24,132

Total assets	$656,308	$571,362

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$10,917	$13,868
Accrued compensation	28,185	25,736
Deferred income	22,062	22,210
Accrued liabilities	31,726	28,899
Other current liabilities	8,009	7,819

Total current liabilities	100,899	98,532
Long-term debt	188,512	155,506
Capital lease obligations	76	361
Accrued ESLIRP	11,946	11,383
Other long-term liabilities	5,100	3,082

Total liabilities	306,533	268,864

Commitments and contingencies (Note 10)
Minority interests	16,935	12,988
Shareholders' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 45,092,784 and 44,189,650 shares issued and outstanding at September 28, 2002 and December 29, 2001, respectively	451	442
Capital in excess of par value	599,086	588,909
Retained earnings	(250,541)	(283,168)
Loans to officers	—	(341)
Unearned compensation	(2,629)	(316)
Accumulated other comprehensive income	(13,527)	(16,016)

Total shareholders' equity	332,840	289,510

Total liabilities and shareholders' equity	$656,308	$571,362

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Nine Months Ended
	September 28, 2002	September 29, 2001
Cash flows relating to operating activities
Net income	$32,627	$26,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,381	19,191
Amortization of debt issuance costs and discounts	1,445	1,126
Non-cash compensation	582	21
Provision for doubtful accounts	158	—
Extraordinary loss, net of tax	18,231	3,104
Earnings from equity investments	(316)	(345)
Minority interests	2,098	1,859
Deferred income taxes	18,353	12,274
Windfall tax benefit from exercises of employee stock options	3,005	1,204
Loss on disposal of property, plant, and equipment	1,529	234
Other non-cash items	—	217
Changes in assets and liabilities:
Restricted cash	(5,000)	—
Trade receivables	3,383	(23,861)
Inventories	(112)	(3,679)
Prepaids and other current assets	(1,085)	(2,131)
Other assets	703	(1,660)
Accounts payable	(4,633)	(4,407)
Accrued compensation	1,606	5,619
Deferred income	196	4,818
Accrued and other current liabilities	(2,859)	(6,375)
Accrued ESLIRP	563	715
Other long-term liabilities	1,136	(937)

Net cash provided by operating activities	88,991	33,477

Cash flows relating to investing activities
Capital expenditures	(21,614)	(20,530)
Contingent payments for prior year acquisitions	—	(250)
Acquisition of businesses, net of cash acquired	(22,046)	(55,265)

Net cash used in investing activities	(43,660)	(76,045)

Cash flows relating to financing activities
Proceeds from long term debt and revolving credit facility	188,922	45,254
Payments on long-term debt and revolving credit facility	(155,144)	(68,137)
Payments of deferred financing cost	(6,123)	(984)
Payments on capital lease obligations	(71)	(4,142)
Proceeds from issuance of common stock, net of transaction fees	—	116,691
Proceeds from exercises of employee stock options	2,150	1,003
Proceeds from exercises of warrants	2,136	—
Premium paid on early retirement of debt	(23,886)	(1,811)
Dividends paid to minority interests	(1,470)	(729)
Payments received from officer loans	341	579

Net cash provided by financing activities	6,855	87,724

Effect of exchange rate changes on cash and cash equivalent	1,932	18

Net change in cash and cash equivalents	54,118	45,174
Cash and cash equivalents, beginning of period	58,271	33,129

Cash and cash equivalents, end of period	$112,389	$78,303

Supplemental cash flow information
Cash paid for interest	$9,427	$20,469
Cash paid for taxes	11,632	3,418

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

2. Long Term Debt

        On September 26, 2002, the Company terminated the revolving credit facility. As of the termination date, there were no amounts due under the revolving credit facility. The Company recorded an extraordinary loss before tax of $613 due to the write-off of deferred financing costs. The extraordinary loss was recorded in the condensed consolidated statement of income net of a tax benefit of $236. The Company had $4,958 under letters of credit outstanding as of September 28, 2002. As a result of the termination of the revolving credit facility, the Company was required to transfer $5,000 into a separate bank account to support outstanding letters of credit. This amount is reported as restricted cash in the accompanying condensed consolidated financial statements. On October 1, 2002, the Company signed a commitment letter for a $30,000 revolving line of credit through another bank.

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

        On January 24, 2002, the Company issued $175,000 par value of senior convertible debentures through a private placement offering. On February 11, 2002, the Company issued an additional $10,000 par value of senior convertible debentures through the additional purchase option. The Company received approximately $179,450, net of underwriter discounts. The senior convertible debentures will accrue interest at an initial annual rate of 3.5%, payable semi-annually in arrears, beginning August 1, 2002. The senior convertible debentures will mature in 2022 and are convertible into shares of the Company's common stock at a conversion price of $38.87, subject to adjustment under certain circumstances. On or after February 5, 2005, the Company may redeem for cash all or part of the debentures that have not been previously converted at the redemption prices set forth in the purchase agreement. Holders may require the Company to repurchase for cash all or part of their debentures on February 1, 2008, February 1, 2013 or February 1, 2017 at a price equal to 100% of the par value of the debentures plus accrued interest up to but not including the date of repurchase. In addition, upon a change in control of the Company occurring on or prior to February 1, 2022, each holder may require the Company to repurchase all or a portion of such holder's debentures for cash. The Company used a portion of the net proceeds from the senior convertible debenture offering to retire all of the 13.5% senior subordinated notes through the tender offer discussed above.

3. Business Acquisitions

        During the third quarter of 2002, the Company amended the joint venture agreement for Charles River Mexico, which was accounted for under the equity method. The Company gained control over the operations from the date of the amendment. The Company's ownership percentage of 50.1% did not change as a result of this amendment and no additional contributions were made. The Company began consolidating the operations of Charles River Mexico from the date of the amendment. The interests of the outside joint venture partners have been recorded as minority interests, totaling $2,587, in the condensed consolidated balance sheet.

        On June 7, 2002, Charles River Europe GmbH, a wholly owned subsidiary of Charles River Laboratories Inc., the Company's wholly owned subsidiary, acquired 100% of the voting equity interests of privately held Biological Laboratories Europe Limited ("BioLabs"). Consideration, including acquisition expenses, was $22,900, net of cash acquired of $2,998. The consideration consisted of $21,012 in cash and $1,888 in future payments, which are to be paid to certain former shareholders of BioLabs over a three year period. BioLabs, located in western Ireland, provides a broad range of services supporting the discovery, development and manufacturing of pharmaceutical, medical devices and animal and human health products. BioLabs was acquired to strengthen the Company's existing biomedical products and services segment by adding new capabilities to service the large and growing global animal health and medical device industry. The acquisition was recorded as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations". The Company consolidated the operations of BioLabs from the date of acquisition.

        The purchase price allocation for BioLabs has not been completed, however, it is expected to be finalized by the end of fiscal year 2002. The preliminary allocation of the purchase price as of September 28, 2002 is as follows:

Current assets	$1,473
Property, plant and equipment	7,612
Other non-current assets	70
Current liabilities	(1,724)
Non-current liabilities	(1,372)

Estimated fair value, net assets acquired	6,059
Goodwill and other intangibles acquired	16,841

Consideration, net of cash acquired	$22,900

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

        The following selected unaudited pro forma consolidated results of operations are presented as if each of the acquisitions had occurred as of the beginning of fiscal year 2001 after giving effect to certain adjustments for the amortization of certain intangible assets, additional interest expense and related income tax effects. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the companies operated as one during the period. No effect has been given for synergies, if any, that may have been realized through the acquisitions.

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
	(as reported)
Net sales	$141,364	$126,252	$415,712	$360,140
Income before extraordinary item	18,908	11,911	51,094	29,889
Net income	18,531	10,627	32,863	26,785
Earnings per common share before extraordinary item
Basic	$0.42	$0.28	$1.15	$0.78
Diluted	$0.39	$0.26	$1.06	$0.71
Earnings per common share after extraordinary item
Basic	$0.41	$0.25	$0.74	$0.70
Diluted	$0.38	$0.23	$0.70	$0.64

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

        A summary of the activities associated with the above restructuring charges and the related liabilities balance as of December 29, 2001 and September 28, 2002 are as follows:

	Employee Separations	Other	Total
December 29, 2001	$1,350	$339	$1,689
Amounts paid	(1,033)	(256)	(1,289)
Additional charges	—	76	76

September 28, 2002	$317	$159	$476

        The Company has closed both the San Diego facility and the French facility and expects the reserves to be fully utilized by the end of fiscal year 2002. All terminated employees had separated from the Company as of September 28, 2002.

5. Earnings per Share

        Basic earnings per share for the three and nine month periods ended September 28, 2002 and September 29, 2001 were computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods.

        The weighted average number of common shares outstanding in the three and nine month periods ended September 28, 2002 and September 29, 2001 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share before and after the extraordinary item for these periods.

        Options for 43,900 and 12,525 shares of common stock were outstanding at September 28, 2002 and September 29, 2001, respectively, but were not included in computing diluted earnings per share in each of the respective three month periods because their exercise prices were greater than the average market price of the Company's common stock for the period and their effects were anti-dilutive.

        Options for 83,875 and 732,600 shares of common stock were outstanding at September 28, 2002 and September 29, 2001, respectively, but were not included in computing diluted earnings per share in each of the respective nine month periods because their exercise prices were greater than the average market price of the Company's common stock for the period and their effects were anti-dilutive.

        The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings per share before and after the extraordinary item computations:

	Three Month Period Ended		Nine Month Period Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Numerator:
Income before extraordinary item	$18,908	$11,805	$50,858	$29,594
Extraordinary loss, net of tax benefit	(377)	(1,284)	(18,231)	(3,104)

Income after extraordinary item for purposes of calculating basic earnings per share	18,531	10,521	32,627	26,490
After tax equivalent of interest expense:
3.5% senior convertible debentures	995	—	2,702	—
2% convertible note	—	27	8	82

Income for purposes of calculating diluted earnings per share	$19,526	$10,548	$35,337	$26,572

Denominator:
Weighted average shares outstanding—Basic	44,836,974	43,054,478	44,549,632	39,953,655
Effect of dilutive securities:
3.5% senior convertible debentures	4,759,455	—	4,306,645	—
Stock options and restricted shares	1,242,543	1,089,075	1,126,372	1,080,878
Warrants	523,291	1,407,259	678,383	2,266,314
2% convertible note	—	128,315	11,750	128,315

Weighted average shares outstanding—Diluted	51,362,263	45,679,127	50,672,782	43,429,162

Basic earnings per share before extraordinary item	$0.42	$0.27	$1.14	$0.74
Basic loss per share on extraordinary item	(0.01)	(0.03)	(0.41)	(0.08)

Basic earnings per share after extraordinary item	$0.41	$0.24	$0.73	$0.66

Diluted earnings per share before extraordinary item	$0.39	$0.26	$1.06	$0.68
Diluted loss per share on extraordinary item	(0.01)	(0.03)	(0.36)	(0.07)

Diluted earnings per share after extraordinary item	$0.38	$0.23	$0.70	$0.61

6. Restricted Stock

        Under the Company's 2000 Incentive Plan, restricted common stock of the Company may be granted at no cost to officers and key employees. Plan participants are entitled to cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of these shares until they vest, which is typically over a three-year period. Upon issuance of restricted stock awards under the plan, unearned compensation equivalent to the market value at the date of grant is charged to shareholders' equity and subsequently amortized to expense over the restriction period. On July 15, 2002, the Company granted 54,000 restricted stock awards and recorded $1,736 as unearned compensation in shareholders' equity. During the three month and nine month periods ended September 28, 2002, the Company recorded $221 and $287, respectively, in compensation expense for these awards and 11,600 restricted stock awards previously issued.

        Additionally, on July 15, 2002, the Company issued 30,000 performance based restricted stock awards. The vesting of these awards is contingent upon the achievement of certain annual earnings per share growth targets over the vesting period. These shares are accounted for as variable awards and the related unearned compensation and compensation expense will be adjusted based on the closing market price of the Company's common stock until the shares are vested. During the three-month period ended September 28, 2002, the Company recorded $1,155 as unearned compensation and $295 in compensation expense in connection with these awards.

7. Supplemental Balance Sheet Information

        The composition of inventories is as follows:

	September 28, 2002	December 29, 2001
Raw materials and supplies	$5,989	$5,225
Work in process	2,700	2,484
Finished products	33,232	31,347

Inventories	$41,921	$39,056

        Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method.

        The composition of property, plant and equipment is as follows:

	September 28, 2002	December 29, 2001
Land	$10,143	$9,626
Buildings	176,464	148,372
Machinery and equipment	134,746	121,473
Leasehold improvements	12,716	9,380
Furniture and fixtures	3,023	2,576
Vehicles	2,572	2,351
Construction in progress	11,539	19,443

	351,203	313,221
Less accumulated depreciation	(176,655)	(157,302)

Net property, plant and equipment	$174,548	$155,919

8. Comprehensive Income

        The components of comprehensive income for the three and nine month periods ended September 28, 2002 and September 29, 2001 are set forth below:

	Three Month Period Ended		Nine Month Period Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29 2001
Net income	$18,531	$10,521	$32,627	$26,490
Foreign currency translation adjustment, net of tax	516	1,421	2,489	(2,331)

Comprehensive income	$19,047	$11,942	$35,116	$24,159

9. Income Taxes

        In conjunction with the state tax planning initiatives and the completion of the 2001 state income tax returns during the third quarter of 2002, the Company reassessed the valuation allowance on the deferred tax assets associated with state net operating loss carryforwards. As a result of the reassessment, $473 of the valuation allowance was released and recorded as a tax benefit.

10. Commitments and Contingencies

        Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigations currently pending will not materially affect the Company's consolidated financial statements.

        On April 27, 2001, the Company's French subsidiaries obtained a favorable legal judgment in a contract dispute, with a damages award of approximately $3,500. The Company has received the full payment for the damage award under the legal judgment. The Company received $2,240 during fiscal year 2001 and the remaining $1,260 during the second quarter of 2002. As the defendant has appealed the decision, the proceeds are included as deferred income in the consolidated balance sheet as of September 28, 2002 and December 29, 2001.

11. Business Segment Information

        The following table presents sales and other financial information by product line segment for the three and nine month periods ended September 28, 2002 and September 29, 2001, respectively. Net sales represent sales to unaffiliated customers originating in entities primarily engaged in either research models or biomedical products and services.

	Three Month Period Ended		Nine Month Period Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Research Models
Net sales	$56,771	$50,647	$170,214	$148,134
Gross margin	25,375	20,511	77,534	61,975
Operating income	18,596	13,476	57,121	40,428
Depreciation and amortization	2,472	2,474	7,013	7,210
Capital expenditures	2,954	2,309	9,493	6,701
Biomedical Products and Services
Net sales	$84,593	$73,038	$241,471	$191,402
Gross margin	28,100	22,700	78,300	61,668
Operating income	17,093	13,394	47,531	34,350
Depreciation and amortization	3,859	4,738	10,368	12,031
Capital expenditures	4,354	6,495	12,121	13,829

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Month Period Ended		Nine Month Period Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Total segment operating income	$35,689	$26,870	$104,652	$74,778
Unallocated corporate overhead	(3,170)	(2,858)	(13,341)	(6,900)

Consolidated operating income	$32,519	$24,012	$91,311	$67,878

        Total assets attributable to the research models segment as of September 28, 2002 and December 29, 2001 were $386,661 and $335,580, respectively. Total assets attributable to the biomedical products and services segment as of September 28, 2002 and December 29, 2001 were $269,647 and $235,782, respectively.

12. Goodwill and Other Intangible Assets

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

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	September 28, 2002		December 29, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$91,065	$(12,415)	$60,866	$(8,779)

Other intangible assets not subject to amortization	$3,438	$—	$3,438	$—

Other intangible assets subject to amortization:
Assembled workforce	—	—	20,925	(3,542)
Customer relationships	19,268	(2,492)	11,491	(1,724)
Customer contracts	3,455	(1,822)	3,455	(1,111)
Trademarks and trade names	3,203	(498)	3,000	(253)
Standard operating procedures	1,281	(307)	1,208	(156)
Other identifiable intangible assets	4,765	(2,017)	3,237	(1,681)

Total other intangible assets	$35,410	$(7,136)	$46,754	$(8,467)

Total goodwill and other intangible assets	$126,475	$(19,551)	$107,620	$(17,246)

        The changes in the gross carrying amount and accumulated amortization of goodwill from December 29, 2001 to September 28, 2002 are as follows:

	Research Models		Biomedical Products and Services		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 29, 2001	$8,101	$(1,108)	$52,765	$(7,671)	$60,866	$(8,779)
Adjustments to goodwill:
Assembled workforce reclassification	—	—	20,925	(3,542)	20,925	(3,542)
Acquisitions	—	—	8,451	—	8,451	—
Consolidation of investment in affiliate	—	—	581	—	581	—
Foreign currency translation	—	—	242	(94)	242	(94)

Balance at September 28, 2002	$8,101	$(1,108)	$82,964	$(11,307)	$91,065	$(12,415)

        Estimated amortization expense for each of the next five years is as follows:

2002	$3,193
2003	3,660
2004	2,853
2005	2,449
2006	2,220

        The following selected consolidated results are presented as if Statement of Financial Accounting Standards No. 141, "Business Combinations" and FAS 142 had been adopted at the beginning of fiscal year 2001 and accordingly amortization for goodwill and other identifiable intangible assets has been eliminated.

	Three Month Period Ended September 29, 2001	Nine Month Period Ended September 29, 2001
Reported income before extraordinary item	$11,805	$29,594
Amortization of goodwill, net of tax	986	2,612

Income before extraordinary item, as adjusted	12,791	32,206
Extraordinary item, net of tax	(1,284)	(3,104)

Net income, as adjusted	$11,507	$29,102

Reported basic earning per share before extraordinary item	$0.27	$0.74
Basic earnings per share on amortization of goodwill, net of tax	0.03	0.07

Basic earnings per share before extraordinary item, as adjusted	0.30	0.81
Basic loss per share on extraordinary item, net of tax	(0.03)	(0.08)

Basic earnings per share after extraordinary item, as adjusted	$0.27	$0.73

Reported diluted earnings per share before extraordinary item	$0.26	$0.68
Dilutive earnings per share on amortization of goodwill, net of tax	0.02	0.06

Diluted earnings per share before extraordinary item, as adjusted	0.28	0.74
Dilutive loss per share on extraordinary item, net of tax	(0.03)	(0.07)

Diluted earnings per share after extraordinary item, as adjusted	$0.25	$0.67

13. Recently Issued Accounting Standards

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

14. Subsequent Events

        On October 1, 2002, Charles River Laboratories, Inc. ("CRL"), the Company's wholly owned subsidiary, acquired 100% of the voting equity interests of privately held Springborn Laboratories, Inc. ("SLI"). Consideration was $27,000, of which $21,000 was paid in cash and $6,000 was paid in the form of a three-year unsecured, subordinated note. SLI provides expertise in short to mid-term toxicology studies. SLI was acquired to strengthen the Company's existing biomedical products and services segment. The acquisition will be recorded as a purchase business combination in accordance with FAS 141. The Company will consolidate the operations of SLI from the date of acquisition.

        On October 2, 2002, the Company entered into an agreement with Proteome Systems, Ltd. ("Proteome") to establish a joint venture. The Company will own 80% of the newly established joint venture company, Charles River Proteomics Services, Inc. ("CRPSI"), which will be initially capitalized with $6,000, consisting of $5,000 in cash and a $1,000 working capital loan provided by the Company and Proteome, in proportion to their equity interests. Proteome has an option exercisable until April 2, 2003 to increase its equity position in CRPSI to 40%, while the Company has an option exercisable beginning on January 1, 2006 to purchase up to 100% of the equity in CRPSI. CRPSI was established to strengthen the Company's existing biomedical products and services segment by adding new capabilities in the area of drug discovery and development.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 28, 2002 Compared to the Nine Months Ended September 29, 2001

        Net Sales.    Net sales for the nine months ended September 28, 2002 were $411.7 million, an increase of $72.2 million, or 21.3%, from $339.5 million for the nine months ended September 29, 2001. On a pro forma basis, sales increased 15.4% for the nine months ended September 28, 2002. Pro forma sales includes net sales of the companies we acquired in 2002 and 2001 as if they occurred at the beginning of fiscal 2001.

        Research Models.    Net sales of research models for the nine months ended September 28, 2002 were $170.2 million, an increase of $22.1 million, or 14.9%, from $148.1 million for the nine months ended September 29, 2001. Small animal research model sales increased in North America by 16.9% due to an increase in unit volume, a shift to higher priced specialty units, improved pricing and the additional models from our 2001 acquisition of Genetic Models, Inc. Excluding positive impact from currency translation of $1.5 million, small animal research model sales in Europe increased 9.6%, driven in part by an increased unit volume and a shift to higher priced specialty units. Small animal research model sales in Japan increased 10.8% for the nine months ended September 28, 2002, excluding the negative impact from currency translation of $1.5 million. The increase is primarily due to increased sales of unique specialty models, through our cooperative agreement with Jackson Laboratory and competitor product quality issues. Sales from our large animal breeding and import conditioning business increased by $4.0 million, or 33.1%, due mainly to the timing of animal shipments for the nine months ended September 28, 2002.

        Biomedical Products and Services.    Net sales of biomedical products and services for the nine months ended September 28, 2002 were $241.5 million, an increase of $50.1 million, or 26.2%, compared to $191.4 million for the nine months ended September 29, 2001. Pro forma sales of biomedical products and services increased 16.9% for the nine months ended September 28, 2002 compared to the nine months ended September 29, 2001. The increase in net sales of biomedical products and services is due to the continued growth in outsourcing in the pharmaceutical industry and our acquisitions. Biological Laboratories Europe Limited ("BioLabs"), which we acquired on June 7, 2002, along with our 2001 acquisition, Primedica Corporation ("Primedica"), contributed $72.3 million of sales for the nine months ended September 28, 2002, compared to $56.7 million from Primedica for the nine months ended September 28, 2001.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the nine months ended September 28, 2002 was $255.9 million, an increase of $40.0 million, or 18.5%, from $215.9 million for the nine months ended September 29, 2001. Cost of products sold and services provided for the nine months ended September 28, 2002 was 62.2% of the net sales which compares favorably to 63.6% for the nine months ended September 29, 2001.

        Research Models.    Cost of products sold and services provided for research models for the nine months ended September 28, 2002 was $92.7 million, an increase of $6.5 million, or 7.5%, compared to $86.2 million for the nine months ended September 29, 2001. Cost of products sold and services provided for the nine months ended September 28, 2002 improved to 54.5% of net sales compared to 58.2% for the nine months ended September 29, 2001. Cost of products sold and services provided increased at a lower rate than net sales due to reduced production costs resulting from the closure of a French facility and increased sales which resulted in improved capacity utilization and better efficiencies.

        Biomedical Products and Services.    Cost of products sold and services provided for biomedical products and services for the nine months ended September 28, 2002 was $163.2 million, an increase of $33.5 million, or 25.8%, compared to $129.7 million for the nine months ended September 29, 2001.

Cost of products sold and services provided for the nine months ended September 28, 2002 was 67.6% of net sales compared to 67.8% for the nine months ended September 29, 2001.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the nine months ended September 28, 2002 were $62.3 million, an increase of $12.5 million, or 25.1%, from $49.8 million for the nine months ended September 29, 2001. Selling, general and administrative expenses for the nine months ended September 28, 2002 were 15.1% of net sales compared to 14.7% for the nine months ended September 29, 2001.

        Research Models.    Selling, general and administrative expenses for research models for the nine months ended September 28, 2002 were $20.4 million, a decrease of $0.8 million compared to $21.2 million for the nine months ended September 29, 2001. Selling, general and administrative expenses for the nine months ended September 28, 2002 were 12.0% of net sales compared to 14.3% for the nine months ended September 29, 2001, principally due to economies of scale and a charge of $1.2 million associated with the closing of a French facility during the nine months ended September 29, 2001.

        Biomedical Products and Services.    Selling, general and administrative expenses for biomedical products and services for the nine months ended September 28, 2002 were $28.6 million, an increase of $6.9 million, or 31.8%, compared to $21.7 million for the nine months ended September 29, 2001. Selling, general and administrative expenses for the nine months ended September 28, 2002 were 11.8% of net sales compared to 11.3% of net sales for the nine months ended September 29, 2001.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various corporate expenses, was $13.3 million for the nine months ended September 28, 2002, compared to $6.9 million for the nine months ended September 29, 2001. The change was caused by decreased pension income and additional costs incurred due to our continued growth as a public company.

        Amortization of Goodwill and Other Intangibles.    Amortization of goodwill and other intangibles for the nine months ended September 28, 2002 was $2.2 million, a decrease of $3.8 million from $6.0 million for the nine months ended September 29, 2001. The decrease was due to the adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". During the second quarter of 2002, we completed the goodwill impairment test, which identified no potential goodwill impairment as of the beginning of the fiscal year 2002.

        Operating Income.    Operating income for the nine months ended September 28, 2002 was $91.3 million, an increase of $23.4 million, or 34.5%, from $67.9 million for the nine months ended September 29, 2001. Operating income for the nine months ended September 28, 2002 was 22.2% of net sales compared to 20.0% of net sales for the nine months ended September 29, 2001.

        Research Models.    Operating income from sales of research models for the nine months ended September 28, 2002 was $57.1 million, an increase of $16.7 million, or 41.3%, from $40.4 million for the nine months ended September 29, 2001. Operating income from sales of research models for the nine months ended September 28, 2002 was 33.5% of net sales compared to 27.3% for the nine months ended September 29, 2001 due to increased sales and higher gross margins primarily from improved capacity utilization along with higher production cost efficiency as well as lower selling, general and administrative expenses.

        Biomedical Products and Services.    Operating income from sales of biomedical products and services for the nine months ended September 28, 2002 was $47.5 million, an increase of $13.1 million, or 38.1%, from $34.4 million for the nine months ended September 29, 2001. Operating income from sales of biomedical products and services for the nine months ended September 28, 2002 increased to

19.7% of net sales compared to 18.0% for the nine months ended September 29, 2001, due to the benefit associated with the elimination of goodwill amortization.

        Interest Expense.    Interest expense for the nine months ended September 28, 2002 was $9.2 million compared to $18.4 million for the nine months ended September 29, 2001. The $9.2 million decrease is primarily due to the impact of the tender offer for all of the 13.5% senior subordinated notes completed during the first quarter of 2002, the payoff of all of the term loans during the second quarter of 2002, and lower interest on the 3.5% senior convertible debentures.

        Other Income.    Other income for the nine months ended September 28, 2002 was $1.0 million compared to $0.5 million for the nine months ended September 29, 2001. The increase is primarily due to net foreign currency gains.

        Income Taxes.    The effective tax rate for the nine months ended September 28, 2002 was 38.5%, excluding a $0.5 million benefit associated with the release of the valuation allowance, compared to the effective tax rate of 39.0% for the nine months ended September 29, 2001. During the third quarter, we reassessed the valuation allowance relating to state income taxes due to recent tax planning initiatives undertaken and the completion of the 2001 state income tax returns. The decrease in the effective tax rate is due to the lower tax rate of our BioLabs acquisition in the second quarter of 2002.

        Income before Extraordinary Loss.    Income before extraordinary loss for the nine months ended September 28, 2002 was $50.9 million, an increase of $21.3 million, or 72.0%, from $29.6 million for the nine months ended September 29, 2001. Income before extraordinary loss for the nine months ended September 28, 2002 was 12.4% of net sales compared to 8.7% for the nine months ended September 29, 2001. The improvement is driven by the increase in operating income, lower effective tax rate and the decrease in interest expense.

        Extraordinary Loss.    We recorded an extraordinary loss of $18.2 million for the nine months ended September 28, 2002. The pre-tax loss of $29.9 million is the result of premiums associated with the debt repayments and the write-off of deferred financing costs and original issuance discounts. The related tax benefit was $11.7 million. In the nine months ended September 29, 2001, we recorded an extraordinary loss of $3.1 million, net of tax benefit of $1.6 million, as a result of the early repayment of debt.

        Net Income.    The net income for the nine months ended September 28, 2002 was $32.6 million, an increase of $6.1 million compared to a net income of $26.5 million for the nine months ended September 29, 2001.

Three Months Ended September 28, 2002 Compared to the Three Months Ended September 29, 2001

        Net Sales.    Net sales for the three months ended September 28, 2002 were $141.4 million, an increase of $17.7 million, or 14.3%, from $123.7 million for the three months ended September 29, 2001. On a pro forma basis, sales increased 12.0% for the three months ended September 28, 2002. Pro forma sales includes net sales of the companies we acquired in 2002 and 2001 as if they occurred at the beginning of fiscal 2001.

        Research Models.    Net sales of research models for the three months ended September 28, 2002 were $56.8 million, an increase of $6.2 million, or 12.3%, from $50.6 million for the three months ended September 29, 2001. Small animal research model sales increased in North America by 14.7% due to an increase in unit volume, a shift to higher priced specialty units, improved pricing and the additional models from our 2001 acquisition of Genetic Models, Inc. Excluding positive impact from currency translation of $1.4 million, small animal research model sales in Europe increased 4.7%, driven in part by an increase in unit volume and a shift to higher priced specialty units. Small animal research model sales in Japan increased 3.5% for the three months ended September 28, 2002, excluding the positive impact from currency translation of $0.4 million, due to increased sales of unique specialty models through our cooperative agreement with Jackson Laboratory. Sales from our large animal breeding and import conditioning business increased by $0.2 million due mainly to the timing of animal shipments for the three months ended September 28, 2002.

        Biomedical Products and Services.    Net sales of biomedical products and services for the three months ended September 28, 2002 were $84.6 million, an increase of $11.6 million, or 15.9%, compared to $73.0 million for the three months ended September 29, 2001. Pro forma sales of biomedical products and services increased 12.2% for the three months ended September 28, 2002 compared to the three months ended September 29, 2001. The increase in net sales of biomedical products and services is due to the continued growth in outsourcing in the pharmaceutical industry, partially offset by two non-strategic business units that experienced lower sales in the third quarter of 2002 compared to the third quarter of 2001.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the three months ended September 28, 2002 was $87.9 million, an increase of $7.4 million, or 9.2%, from $80.5 million for the three months ended September 29, 2001. Cost of products sold and services provided for the three months ended September 28, 2002 was 62.2% of the net sales which compares favorably to 65.1% for the three months ended September 29, 2001.

        Research Models.    Cost of products sold and services provided for research models for the three months ended September 28, 2002 was $31.4 million, an increase of $1.3 million, compared to $30.1 million for the three months ended September 29, 2001. Cost of products sold and services provided for the three months ended September 28, 2002 improved to 55.3% of net sales compared to 59.5% for the three months ended September 29, 2001. Cost of products sold and services provided increased at a lower rate than net sales due to reduced production costs resulting from the closure of a French facility and increased sales which resulted in improved capacity utilization and better efficiencies.

        Biomedical Products and Services.    Cost of products sold and services provided for biomedical products and services for the three months ended September 28, 2002 was $56.5 million, an increase of $6.2 million, or 12.3%, compared to $50.3 million for the three months ended September 29, 2001. Cost of products sold and services provided as a percentage of net sales improved to 66.8% for the three months ended September 28, 2002 from 68.9% for the three months ended September 29, 2001.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended September 28, 2002 were $20.0 million, an increase of $3.0 million, or 17.6%, from $17.0 million for the three months ended September 29, 2001. Selling, general and administrative expenses for the three months ended September 28, 2002 was 14.1% of net sales compared to 13.7% for the three months ended September 29, 2001.

        Research Models.    Selling, general and administrative expenses for research models for the three months ended September 28, 2002 were $6.8 million, compared to $7.0 million for the three months ended September 29, 2001. Selling, general and administrative expenses for the three months ended September 28, 2002 was 12.0% of net sales compared to 13.8% for the three months ended September 29, 2001, principally due to economies of scale.

        Biomedical Products and Services.    Selling, general and administrative expenses for biomedical products and services for the three months ended September 28, 2002 were $10.1 million, an increase of $3.0 million, or 42.3%, compared to $7.1 million for the three months ended September 29, 2001. Selling, general and administrative expenses for the three months ended September 28, 2002 was 11.9% of net sales compared to 9.7% for the three months ended September 29, 2001.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various corporate expenses, was $3.1 million for the three months ended September 28, 2002, compared to $2.9 million for the three months ended September 29, 2001. The change was caused by decreased pension income and additional costs incurred due to our continued growth as a public company.

        Amortization of Goodwill and Other Intangibles.    Amortization of goodwill and other intangibles for the three months ended September 28, 2002 was $0.9 million, a decrease of $1.3 million from $2.2 million for the three months ended September 29, 2001. The decrease was due to the adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

        Operating Income.    Operating income for the three months ended September 28, 2002 was $32.5 million, an increase of $8.5 million, or 35.4%, from $24.0 million for the three months ended September 29, 2001. Operating income for the three months ended September 28, 2002 was 23.0% of net sales compared to 19.4% for the three months ended September 29, 2001.

        Research Models.    Operating income from sales of research models for the three months ended September 28, 2002 was $18.6 million, an increase of $5.1 million, or 37.8%, from $13.5 million for the three months ended September 29, 2001. Operating income from sales of research models for the three months ended September 28, 2002 was 32.7% of net sales compared to 26.7% for the three months ended September 29, 2001 due to increased sales and higher gross margins primarily from improved capacity utilization along with higher production cost efficiencies as well as lower selling, general and administrative expenses.

        Biomedical Products and Services.    Operating income from sales of biomedical products and services for the three months ended September 28, 2002 was $17.1 million, an increase of $3.7 million, or 27.6%, from $13.4 million for the three months ended September 29, 2001. Operating income from sales of biomedical products and services for the three months ended September 28, 2002 increased to 20.2% of net sales compared to 18.4% for the three months ended September 29, 2001, due to the benefit associated with the elimination of goodwill amortization.

        Interest Expense.    Interest expense for the three months ended September 28, 2002 was $2.3 million, compared to $5.5 million for the three months ended September 29, 2001. The $3.2 million decrease is primarily due to the impact of the tender offer for all of the 13.5% senior subordinated notes completed during the first quarter of 2002, the payoff of all the term loans during the second quarter of 2002, and lower interest on the 3.5% senior convertible debentures.

        Income Taxes.    The effective tax rate for the three months ended September 28, 2002 was 37.6%, excluding a $0.5 million benefit associated with the release of the valuation allowance. During the third quarter, we reassessed the valuation allowance relating to state income taxes due to recent tax planning undertaken and the completion of the 2001 state income tax returns.

        Income before Extraordinary Loss.    Income before extraordinary loss for the three months ended September 28, 2002 was $18.9 million, an increase of $7.1 million, or 60.2%, from $11.8 million for the three months ended September 29, 2001. Income before extraordinary loss for the three months ended September 28, 2002 was 13.4% of net sales compared to 9.5% for the three months ended September 29, 2001. The improvement is driven by the increase in operating income and the decrease in interest expense.

        Extraordinary Loss.    In the three months ended September 28, 2002, we recorded an extraordinary loss of $0.4 million, net of tax benefit of $0.2 million, as a result of the write off of deferred financing costs associated with the termination of the revolving credit facility. In the three months ended September 29, 2001, we recorded an extraordinary loss of $1.3 million, net of tax benefit of

$0.6 million, as a result of a premium associated with the debt repayments and write off of issuance discounts and deferred financing costs.

        Net Income.    The net income for the three months ended September 28, 2002 was $18.5 million, an increase of $8.0 million compared to a net income of $10.5 million for the three months ended September 29, 2001.

Liquidity and Capital Resources

        Cash and cash equivalents totaled $112.4 million at September 28, 2002 compared with $58.3 million at December 29, 2001. Our principal sources of liquidity are cash from operations as well as cash provided by our equity and debt offerings.

        Net cash provided by operating activities for the nine months ended September 28, 2002 and September 29, 2001 was $89.0 million and $33.5 million, respectively. The increase in cash provided by operations is primarily a result of our increased profitability along with the reduction in accounts receivable. Our Days Sales Outstanding decreased to 65 days as of September 28, 2002 from 74 days as of December 29, 2001.

        Net cash used in investing activities during the nine months ended September 28, 2002 and September 29, 2001 was $43.7 million and $76.0 million, respectively. The decrease in cash used is a result of greater spending on business acquisitions in 2001 compared to 2002.

        Net cash provided by financing activities during the nine months ended September 28, 2002 and September 29, 2001 was $6.9 million and $87.7 million, respectively. During the first quarter of 2002, we issued $185.0 million par value of senior convertible debentures. We used $79.7 million of the proceeds to repay all of the 13.5% senior subordinated notes. A premium of $23.9 million was paid on the early retirement of the 13.5% senior subordinated notes.

        Minimum future payments of the Company's long term debt at September 28, 2002 are as follows:

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long term debt	$191.8	$3.3	$1.7	$1.3	$185.5

        During the third quarter of 2002, we terminated the revolving credit facility. On October 1, 2002, we signed a commitment letter for a $30.0 million revolving line of credit through another bank.

        We anticipate that our operating cash flows will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        During the first nine months of 2002, we terminated our revolving credit facility and paid off all of our variable rate term loans, and therefore, are not subject to interest rate risk at this time. Fluctuations in interest rates will not affect the interest payable on the senior convertible debentures, which is fixed.

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

Factors Affecting Future Results

        This document includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "anticipate," "believe," "expect," "estimate," "plan," and "project" and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These statements are based on management's current expectations, and involve a number of risks and uncertainties that could cause actual results to differ materially from those stated or implied by the forward-looking statements, and the company expressly does not undertake any duty to update forward-looking statements, which speak only as of the date of this document. Those risks and uncertainties include, but are not limited to: acquisition integration risks; special interest groups; contaminations; industry trends; new displacement technologies; outsourcing trends; USDA and FDA regulation; changes in law; continued availability of products and supplies; loss of key personnel; interest rate and foreign currency exchange rate fluctuations; and changes in generally accepted accounting principles.

Item 4. Controls and Procedures

        (a)  Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        (b)  Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended September 28, 2002

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
No exhibits were filed during the quarter ended September 28, 2002.

(b)
The following report on Form 8-K was filed during the quarter ended September 28, 2002.

        The Company filed a Current Report on Form 8-K on September 24, 2002 to announce, pursuant to Item 9, that Charles River Laboratories, Inc., a wholly owned subsidiary of the Registrant, posted an investor presentation to its corporate website.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 31, 2002	CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
/s/ JAMES C. FOSTER James C. Foster Chairman, Chief Executive Officer and President
/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Sr. Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
AND RULE 13A-14 OF THE EXCHANGE ACT OF 1934

I, James C. Foster, Chief Executive Officer of Charles River Laboratories International, Inc. (the Company) certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of the Company;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 30, 2002	/s/ JAMES C. FOSTER James C. Foster Chairman, Chief Executive Officer and President Charles River Laboratories International, Inc.

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
AND RULE 13A-14 OF THE EXCHANGE ACT OF 1934

I, Thomas F. Ackerman, Senior Vice President and Chief Financial Officer of Charles River Laboratories International, Inc. (the Company) certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of the Company;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 30, 2002	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Senior Vice President and Chief Financial Officer Charles River Laboratories International, Inc.

QuickLinks

CHARLES RIVER LABORATORIES INTERNATIONAL, INC. FORM 10-Q For the Quarterly Period Ended September 28, 2002 Table of Contents
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands except for per share data)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands except for per share data)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (dollars in thousands)
SIGNATURE