Form 10-K
period 2002-12-28
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2003-03-20
CIK 1100682

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-92383

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	06-1397316 (I.R.S. Employer Identification No.)
251 Ballardvale Street Wilmington, Massachusetts (Address of Principal Executive Offices)	01887 (Zip Code)

(978) 658-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

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

        Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer. Yes ☒ No ☐

        As of June 28, 2002, the aggregate market value of the Registrant's voting common stock held by non-affiliates of the Registrant was approximately $1,543,056,587. As of that date, there were outstanding 44,742,208 shares of the Registrant's common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders scheduled to be held on May 2, 2003 (the 2003 Proxy Statement), which will be filed with the Securities and Exchange Commission not later than 120 days after December 28, 2002, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2003 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-K
ANNUAL REPORT

TABLE OF CONTENTS

Item		Page
	PART I
1	Business	1
2	Properties	17
3	Legal Proceedings	18
4	Submission of Matters to a Vote of Security Holders	18
	Supplementary Item. Executive Officers of the Registrant pursuant to Instruction 3 to Item 401 (b) of Regulation S-K	18
	PART II
5	Market for Registrant's Common Equity and Related Stockholder Matters	20
6	Selected Consolidated Financial Data	21
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
7A	Quantitative and Qualitative Disclosures About Market Risk	35
8	Financial Statements and Supplementary Data	36
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	79
	PART III
10	Directors and Executive Officers of the Registrant	79
11	Executive Compensation	79
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	79
13	Certain Relationships and Related Transactions	79
14	Controls and Procedures	79
	PART IV
15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	80

PART I

Item 1. Business

General

        This Annual Report on Form 10-K (Form 10-K), contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. (Charles River) that are based on current expectations, estimates, forecasts, and projections about the industries in which Charles River operates and the beliefs and assumptions of the management of Charles River. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K under the section entitled "Risks Related to Our Business and Industry". Charles River undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Corporate History

        Charles River has been in business for over 55 years and has undergone several business structure changes over the years. Charles River Laboratories International, Inc. was incorporated in 1994. In 2000, we completed our initial public offering of Charles River Laboratories International, Inc.. Our stock is traded on the New York Stock Exchange under the symbol "CRL" and is included in the Standard & Poor's S&P MidCap 400 Index. We are headquartered in Wilmington, Massachusetts. Our headquarters mailing address is 251 Ballardvale St., Wilmington, MA 01887, and the telephone number at that location is (978) 658-6000. Our Internet site is www.criver.com. Material contained on our Internet site is not incorporated by reference into this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to "Charles River," "we," "us" or "our" refer to Charles River Laboratories International, Inc. and its subsidiaries.

        This Form 10-K, as well as all other reports filed with the Securities and Exchange Commission (SEC), are available free of charge through our Internet site as soon as practicable after we electronically file such material with, or furnish it to, the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Overview

        We are a leading provider of critical research tools and integrated support services that enable innovative and efficient drug discovery and development. We are the global leader in providing the animal research models required in research and development for new drugs, devices and therapies and have been in this business for more than 55 years. Since 1992, we have built upon our research model technologies to develop a diverse and growing portfolio of biomedical products and services. Our wide array of services enables our customers to reduce costs, increase speed and enhance their productivity and effectiveness in drug discovery and development. Our customer base includes major pharmaceutical companies, biotechnology companies, as well as many government agencies, leading hospitals, and academic institutions throughout the world. We currently operate 82 facilities in 16 countries worldwide. Our differentiated products and services, supported by our global infrastructure and scientific expertise, enable our customers to meet many of the challenges of early-stage life sciences research, a large and growing market. In 2002, our net sales were $554.6 million and our operating income was $122.3 million.

        Biomedical Products and Services.    We have focused significant resources on developing a diverse portfolio of biomedical products and services. Our biomedical products and services business represented 59.7% of our total net sales in 2002. We expect the drug discovery and development markets that we serve will continue to experience growth, particularly as new drug development based on advances in genomics and proteomics continues to evolve. There are four business units within this segment of our business:

  Discovery Services.    Our discovery services are designed to assist our customers in screening drug candidates faster by providing a variety of services related to genetically-defined research models for in-house research and by implementing efficacy screening protocols to improve the customer's drug-evaluation process. We currently offer four major categories of discovery services: transgenic services, infectious disease and genetic testing, contract site management and laboratory and research support services. One of the largest contributors to this segment's growth in 2002 was our transgenic services business, where we work alongside researchers using embryo cryopreservation, rederivation and colony scale-up which enables them to develop new drug targets, pathways and, ultimately, drugs. In 2002, in order to meet the growing demand for these services, we built a new, state-of-the-art, 70,000 square foot facility. Discovery services contributed 18.8% of total net sales in 2002.

  Development Services.    We currently offer FDA-compliant development services in three main areas: drug safety assessment, biosafety testing and medical device testing. Biosafety testing services include a broad range of services specifically focused on supporting biotech or protein-based drug development, including such areas as protein characterization, cell banking, methods development and release testing. Our development services offerings enable our customers to outsource their high-end, non-core drug development activities. In June 2002, we acquired Biological Laboratories Europe Limited (BioLabs) and Springborn Laboratories Inc. (Springborn). BioLabs is our Ireland- based human and animal health testing company, which provides a broad range of services supporting the discovery, development and manufacture of pharmaceuticals, medical devices and animal and human health products. BioLabs' strengths include the development and conduct of bioassays under stringent regulatory conditions that test for the safety of toxins, hormones and other biologics used in medical treatments. Springborn, our Ohio-based drug safety assessment business we acquired in October 2002, is a leading provider of testing services for pre-clinical drug discovery and development, principally in evaluating the safety of new drug candidates before they enter human clinical trials. The acquisitions of BioLabs and Springborn greatly expanded our portfolio of outsourcing services and our ability to provide services globally. In October 2002, we also formed a joint venture, Charles River Proteomics Services, Inc., which we expect will provide proteomics testing services to our pharmaceutical and biotechnology customers on a fee-for-service basis. Proteomics testing is expected to be an important contributor to new drug development in the coming years. Development services, our largest business unit in this segment, contributed 32.7% of total net sales in 2002.

  In Vitro Technology.    We have diversified our product offerings to include non-animal, or in vitro, methods for testing the safety of drugs and devices. We are strategically committed to being the leader in providing our customers with in vitro alternatives as these methods become scientifically validated and commercially feasible. Our current products include endotoxin detection systems that ensure injectable drugs and devices are free from harmful contaminants. This business unit contributed 3.3% of total net sales in 2002.

  Vaccine Support Products.    We provide vaccine manufacturers with pathogen-free fertilized chicken eggs, a critical ingredient for poultry vaccine production. We believe there may be potential for growth in this area in support of novel human vaccines, such as a nasal spray flu vaccine currently in development. This business unit contributed 4.9% of total net sales in 2002.

        Research Models.    We are the global leader in the production and sale of research models, principally genetically and virally defined purpose-bred rats and mice. These products represented 40.3% of our 2002 total net sales. We offer approximately 165 research models, one of the largest selections of small animal models of any provider worldwide. Our higher growth models include genetically defined models and models with compromised immune systems, which are increasingly in demand as early-stage research tools. The FDA and foreign regulatory bodies typically require the safety and efficacy of new drug candidates and many medical devices to be tested on research models like ours prior to testing in humans. As a result, our research models are an essential part of the drug discovery and development process. Our research models are produced in a biosecure environment designed to ensure that the animals are free of viral and bacterial agents and other contaminants that can disrupt research operations and distort results. With our biosecure production capabilities and our ability to deliver consistent, high quality research models worldwide, we are well positioned to benefit from the steady growth in research and development spending by pharmaceutical and biotechnology companies and continued research spending by government agencies such as the U.S. National Institutes of Health (NIH). In 2002, for the first time in a decade, we added production space in three North America locations: Massachusetts, California and Montreal, Canada, to accommodate the sales growth in research models.

Competitive Strengths

        Our products and services are critical to both traditional pharmaceutical research and the growing fields of genomics, proteomics, recombinant protein, and humanized antibody research. We believe we are well positioned to compete effectively in all of these markets as a result of a diverse set of competitive strengths, which include:

        Critical Products and Services.    We provide critical, proven and enabling products and services that our customers rely on to advance their early-stage research efforts and accelerate product development. We offer a wide array of complementary research tools and discovery and development services that differentiate us from our competition and have created a sustained competitive advantage in our markets.

        Long-Standing Reputation for Scientific Excellence.    We have earned our long-standing reputation for scientific excellence by consistently delivering high-quality research models supported by exceptional technical service and support for over 55 years. As a result, the Charles River brand name is synonymous with premium quality products and services and scientific excellence in the biomedical research industry. We have nearly 250 science professionals on staff with D.V.M.s, Ph.D.s and M.D.s, in areas including laboratory animal medicine, molecular biology, pathology, immunology, toxicology and pharmacology.

        Extensive Global Infrastructure and Customer Relationships.    Our operations are globally integrated throughout North America, Europe and Asia. Our extensive investment in worldwide infrastructure allows us to standardize our products and services across borders when required by our multinational customers, while also offering a customized local presence when needed. We currently operate 82 facilities in 16 countries worldwide, serving a global customer base.

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

        Experienced and Incentivized Management Team.    Most of our senior management team has an average of nearly 20 years of service with our company. Our Chairman and Chief Executive Officer, James C. Foster, has been with us for 27 years. As of December 28, 2002 our management team owned, or had options to acquire, securities representing approximately 3.0% of our equity on a fully-diluted basis.

Our Strategy

        Our business strategy is to build upon our core research model business and to actively invest in higher-growth opportunities where our proven capabilities and strong relationships allow us to achieve and maintain a leadership position. Our growth strategies include:

        Broaden the Scope of Our Discovery and Development Services.    Primarily through acquisitions and alliances, we have improved our ability to offer new services that complement our existing drug discovery business. We intend to provide the additional critical support services needed to create, define, characterize and scientifically validate new genetic models expected to arise out of the Human Genome and Mouse Genome Projects.

        Expand Our Pre-clinical Outsourcing Services.    Many of our pharmaceutical and biotechnology customers outsource a wide variety of research activities that are critical to their scientific innovation process. We believe the trend of outsourcing pre-clinical or early-stage research will continue to increase. We are well positioned to exploit both existing and new outsourcing opportunities, principally through our discovery and development services offerings. We believe our early successes in the transgenic services area have increased customer demand for outsourcing and have created significant opportunities. Our research support services provide pharmaceutical and biotechnology companies with significant cost and resource allocation advantages over their existing internal operations. We intend to focus our marketing efforts on stimulating demand for further outsourcing of pre-clinical research. We also intend to expand our opportunities by increasing our international presence.

        Pursue Strategic Acquisitions and Alliances.    Over the past decade, we have completed 21 acquisitions and alliances that have contributed to our financial results. Several of our operations began as platform acquisitions, which we were able to grow by developing and marketing the acquired products or services to our extensive global customer base. We intend to further pursue strategic platform acquisitions to drive our long-term growth. We believe our approach to acquisitions is a disciplined one that seeks to focus on businesses that are a sound strategic fit and that offer the prospect of enhancing stockholder value. This strategy may include geographic expansion of an existing core service or strengthening of one of our core services.

Business Segments

        Our business is divided into two segments: Biomedical Products and Services, and Research Models.

  BIOMEDICAL PRODUCTS AND SERVICES

        Our biomedical products and services business segment consists of the following operations:

Discovery Services	Development Services	In Vitro Technology	Vaccine Support Products
• Transgenic Services • Infectious Disease and Genetic Testing • Contract Site Management • Laboratory and Research Support Services

•  Pharmacokinetic and Metabolic Analysis

•  Bioanalytical Chemistry

•  Pharmacologic Surgery

•  General and Specialty Toxicology

•  Medical Device Testing

•  Pathology Services

•  Biosafety Testing

	• Proteomics Testing	• Endotoxin Detection Systems • In Vitro Safety Screening	• Animal Health • Human Health

  Discovery Services

        Discovery represents the earliest stages of research and development in the life sciences, directed to the identification (discovery) and selection of a lead compound for future drug development. Discovery is followed by development activities, which are directed at validation of the selected drug candidates. Discovery and development represent most of the pre-clinical activities in drug development.

        Initiated in 1995, the discovery services area of our business addresses the growing need among pharmaceutical and biotechnology companies to outsource the non-core aspects of their drug discovery activities. These discovery services capitalize on the technologies and relationships developed through our research model business. We currently offer four major categories of discovery services: transgenic services, infectious disease and genetic testing, contract site management, and laboratory and research support services.

        Transgenic Services.    In this area of our business, we assist our customers in validating, maintaining, improving, breeding and testing research models purchased or created by them for biomedical research activities. While the creation of a transgenic model can be a critical scientific event, it is only the first step in the discovery process. Productive utilization of research models requires significant additional technical expertise. We provide transgenic breeding expertise, model characterization and colony development, genetic characterization, quarantine, embryo cryopreservation, embryo transfer, rederivation, and health and genetic monitoring. We provide these services to nearly 200 laboratories around the world from pharmaceutical and biotechnology companies to hospitals and universities. We maintain more than 1,000 different types of naturally occurring or experimentally manipulated research models for our customers. We expect that the demand for our services will grow as the use of transgenic animal models continues to grow within the research community. In 2002, in order to meet the growing demand for these services, we built a new, state-of-the-art, 70,000-square-foot facility in Wilmington, MA.

        Infectious Disease and Genetic Testing.    We assist our customers in monitoring and analyzing the health and genetics of the research models used in their research protocols. We developed this capability internally by building upon the scientific foundation created by the diagnostic laboratory needs of our research model business. Depending upon a customer's needs, we may serve as its sole-source testing laboratory, or as an alternative source supporting its internal laboratory capabilities.

We believe that the continued growth in development and utilization of transgenic models will drive our future growth as the reference laboratory of choice for genetic testing of special models.

        Contract Site Management.    Building upon our core capability as a leading provider of high-quality research models, we manage animal care operations on behalf of government, academic, pharmaceutical and biotechnology organizations. Demand for our services reflects the growing necessity of these large institutions to outsource internal functions or activities that are not critical to the core scientific innovation process. In addition, we believe that our expertise in managing the laboratory animal environment enhances the productivity and quality of our customers' research facilities. This area leads to additional opportunities for us to provide other products and services to our customers. Site management does not require us to make any incremental investment, thereby generating a favorable return on deployed assets.

        Laboratory and Research Support Services.    Our laboratory and research support services provide advanced or specialized research model studies for our customers. These projects capitalize on our strong research model capabilities and also utilize more recently developed capabilities in protocol development, animal micro-surgery, dosing techniques, drug effectiveness testing and data management and analysis. We believe these services, particularly in oncology and cardiovascular studies, offer added value to our research customers, who rely on our extensive expertise, infrastructure and resources.

Development Services

        Our development services enable our customers to outsource their non-core drug development activities to us. These activities are typically required for the discovery of the lead compound and to support the regulatory filings necessary to obtain FDA approval. The demand for these services is driven by the trend to outsource certain pre-clinical drug development work. We currently offer development services in eight main areas: pharmacokinetic and metabolic analysis, bioanalytical chemistry, pharmacologic surgery, general and specialty toxicology, medical device testing, pathology services, biosafety testing and proteomics testing.

        Pharmacokinetic and Metabolic Analysis.    Our scientists conduct pharmacokinetic studies to determine the mechanisms by which drugs function in mammalian systems to produce therapeutic effects, as well as to understand how drugs may produce undesirable or toxic effects. Our scientists also conduct metabolic studies to reveal how drugs are broken down and excreted, and the duration that drugs or their byproducts remain in various organs and tissues. These studies can be performed as part of the drug screening process to help discover lead compounds, as well as later in the development process to provide information regarding safety and efficacy.

        Bioanalytical Chemistry.    Our bioanalytical chemistry services support all phases of drug development from discovery to non-clinical studies and clinical trials. Our researchers design and conduct lead-optimization projects, develop and validate methods used to analyze samples and conduct protein binding studies.

        Pharmacologic Surgery.    Many sophisticated drugs are designed to be administered directly to a precise location within the body using surgical, or "invasive," techniques. The development of these and certain other drugs requires the use of surgical techniques to administer a drug, or to observe its effects in various tissues. Our pharmacologic surgery program offers extensive capabilities in this area, and has developed numerous research models in collaboration with world-renowned experts in the fields of cardiology, inflammation, and pathology at leading academic institutions.

        General and Specialty Toxicology.    Our team of scientists, including toxicologists, pathologists, and regulatory specialists, designs and performs general and highly-specialized studies to evaluate the safety and toxicity of new pharmaceutical compounds and materials used in medical devices. We are an industry leader in the fields of reproductive and developmental toxicology, photobiology, and other specialty toxicological assessments.

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

        Pathology Services.    In the drug development process, the ability to identify and characterize pathologic changes within tissues and cells is critical in determining the safety of a new compound. We employ highly-trained pathologists who use state-of-the-art techniques to identify pathology within tissues and cells, as well as at the molecular level. Frequently, decisions regarding continued product development are dependent on these pathology findings.

        Biosafety Testing.    We provide specialized non-clinical quality control testing that is frequently outsourced by both pharmaceutical and biotechnology companies. These services allow our customers to determine if the human protein drug candidates, or the process for manufacturing those products, are essentially free of residual biological materials. The bulk of this testing work is required by the FDA for obtaining new drug approval, maintaining an FDA-licensed manufacturing facility or releasing approved products for use in patients. Our scientific staff consults with customers in the areas of process development, validation, manufacturing scale-up and biological testing. We also provide, on a very small scale, services to develop and manufacture drugs in small quantities that are needed for early and mid-stage clinical trials.

        Proteomics Testing.    In October 2002, we established a joint venture, 80% owned by us, that will provide leading-edge proteomics testing and analysis services on a fee-for-service contract basis to the pharmaceutical and biotechnology industries. Proteomics testing involves the separation, identification and characterization of proteins present in a tissue or other biological samples. By comparing the proteins in samples from animal models and humans affected by a particular disease with those present in samples from healthy models and individuals, it is possible for the drug discovery customer to identify directly those proteins that are potentially related to that disease, condition or treatment. These proteins would then have commercial potential as targets for the development of new drugs, as novel therapeutics, or as diagnostics and biomarkers.

In Vitro Technology

        While the scientific community does not foresee significant replacement of animal models with the use of in vitro techniques, we believe that these techniques may offer a refinement or complement to animal test systems after the extended period of scientific validation is successfully completed. We intend to pursue this area to the extent alternatives become commercially viable.

        Endotoxin Detection Systems.    We are a market leader in endotoxin testing, which is used to test quality control samples of injectable drugs and devices, their components and the processes under which they are manufactured, for the presence of endotoxins. Endotoxins are fever-producing pathogens or compounds that are highly toxic to humans when sufficient quantities are introduced into the body. Quality control testing for endotoxin contamination by our customers is an FDA requirement for injectable drugs and devices, and the manufacture of the test kits and reagents is regulated by the FDA as a medical device. Endotoxin testing uses a processed extract from the blood of the horseshoe crab, known as limulus amebocyte lysate (LAL). The LAL test is the first and only major FDA-validated in vitro alternative to an animal model test for endotoxin detection in pharmaceutical and medical device manufacturing. The process of extracting blood is not harmful to the crabs, which are subsequently returned to their natural ocean environment. We produce and distribute test kits, reagents, software, accessories, instruments and associated services to pharmaceutical and biotechnology companies for medical devices and other products worldwide. We have a patent relating to our next generation of endotoxin testing technology.

        In Vitro Safety Screening.    We provide a non-animal in vitro safety screening test, Endosafe® iPT. The Endosafe iPT test, which is aimed at the $50 million market for lot-release testing of products derived from human blood and biologicals, is used for detecting harmful microbial contamination in drugs, medical devices and a wide range of therapeutic products. We are also intending to expand our in vitro market opportunity with a new, portable version of our highly successful endotoxin testing platform. The Endosafe Portable Testing System (Endosafe PTS) allows endotoxin testing in the field, affording researchers accurate and timely results.

Vaccine Support Products

        Animal Health.    We are the global leader for the supply of specific pathogen-free, or SPF, chickens and fertile chicken eggs. SPF chicken embryos are used by animal health companies as self-contained "bioreactors" for the manufacturing of live and killed viruses. These viruses are used as a raw material in poultry and human vaccine applications. The production of SPF eggs is done under biosecure conditions, similar to our research model production. We have a worldwide presence that includes several SPF egg production facilities in the United States, as well as facilities in Germany and Australia. We have a joint venture in Mexico and a franchise in India. We also operate a specialized avian laboratory in the United States, which provides in-house testing and support services to our customers.

        Human Health.    We are also applying our SPF egg technology to human vaccine markets. We have an agreement with a company that is in the late stages of the FDA approval process for a nasal spray-delivered vaccine for human flu. If FDA-approved and commercially successful, we expect this human flu vaccine may increase demand for our SPF eggs.

  RESEARCH MODELS

        Research models represent our historical core business and accounted for 40.3% of total net sales in 2002. The business is comprised of the commercial production and sale of animal research models, principally purpose-bred rats, mice and other rodents for use by researchers. We are the commercial leader in the small animal research model area, supplying rodents for research since 1947. Our research models include:

  •
  outbred animals, which are genetically heterogeneous;

  •
  inbred animals, which are genetically identical;

  •
  other genetically-modified research models, such as consomics;

  •
  hybrid animals, which are the offspring of two different inbred parents;

  •
  spontaneous mutant animals, which contain a naturally-occurring genetic mutation (such as immune deficiency); and

  •
  transgenic animals, which contain genetic material transferred from another source.

        With approximately 165 research models, we offer one of the largest selections of small animal models and provide our customers with high-volume and high-quality production. Our rats, mice and other rodent species such as guinea pigs and hamsters have been and continue to be some of the most extensively used research models in the world, largely as a result of our continuous commitment to innovation and quality in the breeding process. We provide our small animal models to numerous customers around the world, including all major pharmaceutical companies, biotechnology companies as well as many government agencies, leading hospitals, and academic institutions. With our acquisition of Genetic Models, Inc. in 2001, we acquired new and proprietary, disease-specific rat models used to find new treatments for diseases such as diabetes, obesity, cardiovascular disease, and kidney disease.

        The use of animal models is critical to both the discovery and development of a new drug. The FDA requires that a drug be tested for safety and efficacy on two species of animal models, one small and one large, before moving into the clinic for testing on humans. Animal testing is used in order to identify, define, characterize and assess the safety of new drug candidates. Increasingly, genetically defined rats and mice are the models of choice in early discovery and development work as a more specifically targeted research tool. Outbred rats are frequently used in safety assessment studies. Our models are also used in life science research in universities, hospitals and other research institutions. Unlike drug discovery, these uses are generally not specifically mandated by regulatory agencies such as the FDA, but instead are governed by the terms of government grants, institutional protocols, as well as the scientific inquiry and peer review publication processes. We also provide larger animal models, including rabbits and primates, to the research community, principally for use in drug development and testing studies.

        We believe that over the next several years, many new research models will be developed and used in biomedical research, such as transgenic models with identical genes, knock-out models with one or more disabled genes, and models that incorporate or exclude a particular mouse, rat or human gene. These more highly-defined and characterized models will allow researchers to further focus their investigations into disease conditions and potential new therapies or interventions. We intend to build upon our position as the leader in transgenic services to expand our presence in this market for higher-value models.

        Through our strategic partnership with The Jackson Laboratory, an internationally renowned research institution that develops unique mouse models for use in medical research, drug discovery and development work, we produce and distribute The Jackson Laboratory's research models in Europe and Asia. The partnership combines The Jackson Laboratory's strength in genetic science with our global production and distribution capabilities. We view this relationship as an important step toward broadening the scope of our research models business.

Customers

        Our customers consist primarily of large pharmaceutical companies, as well as biotechnology, animal health, medical device and diagnostic companies and hospitals, academic institutions, and government agencies and other life sciences companies. We have many long-term, stable relationships with our customers.

        During 2002, in both our research models and our biomedical products and services businesses, more than three-quarters of our sales were to pharmaceutical and biotechnology companies, and the balance were to hospitals, universities and government agencies. No single customer accounted for 3% or more of our total net sales in 2002 and our top 20 customers accounted for 31.1% of total net sales in 2002.

        For net sales and long-lived assets attributable to each of our business segments for the last three fiscal years, please review Note 15 included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

        For net sales and long-lived assets attributable to operations in the United States, Japan, France and other countries for each of the last three fiscal years, please review Note 15 included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Sales, Marketing and Customer Support

        We sell our products and services principally through our direct sales force, the majority of whom work in the United States, with the balance working in Europe and Japan. The direct sales force is supplemented by a network of international distributors for some areas of our biomedical products and services business.

        Our internal marketing groups support the field sales staff while developing and implementing programs to create close working relationships with customers in the biomedical research industry. We believe our Internet site, www.criver.com, is an effective marketing tool, and has become recognized as a valuable resource in the laboratory animal field by a broad spectrum of industry leaders.

        We maintain both customer service and technical assistance departments, which service our customers' routine and more specialized needs. We frequently assist our customers in solving problems related to animal husbandry, health and genetics, biosecurity, protocol development and other areas in which our expertise is recognized as a valuable customer resource.

Research and Development

        We do not maintain a fully-dedicated research and development staff. Rather, this work is done on an individual project basis or through collaborations with universities or other institutions. Our approach to developing new products or services is to extend our base technologies into new applications and fields, and to license or acquire technologies to serve as platforms for the development of new businesses that service our existing customer base. Our research and development focus is principally on developing projects that improve our productivity or processes.

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

Employees

        As of December 28, 2002, we had approximately 5,000 employees, including nearly 250 science professionals with advanced degrees including D.V.M.s, Ph.D.s and M.D.s. Our employees are not unionized in the United States, although employees are unionized at some of our European facilities, consistent with local custom for our industry. Our annual satisfaction surveys indicate that we have a good relationship with our employees.

Competition

        Our strategy is to become a leader in each of the markets in which we participate. Our competitors are generally different in each of our business and geographic areas.

        In our research models business division, our main competitors include three smaller competitors in North America, several smaller ones in Europe, and two smaller ones in Japan. Of our main United States competitors, two are privately-held businesses and the third is a government-funded, non-profit institution. We believe that none of our competitors for research models has our comparable global reach, financial strength, breadth of product and services offerings and pharmaceutical and biotechnology industry relationships.

        We have many competitors in our biomedical products and services business segment. A few of our competitors in our biomedical products and services business are larger than we are and may have greater capital, technical or other resources than we do, however, many are smaller and more regionalized. We have a small relative share in the biosafety testing market, where the market leader is a well-established company, and in medical device testing, where there are many larger competitors.

        We compete in the marketplace on the basis of quality, reputation and availability, supported by our international presence with strategically located facilities.

Regulatory Matters

        The Animal Welfare Act (AWA) governs the treatment of particular species intended for use in research. The AWA imposes a wide variety of specific regulations on producers and users of these species, most notably cage size, shipping conditions, sanitation and environmental enrichment methods. We comply with licensing and registration requirement standards set by the United States Department of Agriculture (USDA) for handling regulated species, including breeding, maintenance and transportation. However, rats, mice and chickens are not regulated under the AWA. Congress recently adopted legislation which permanently excludes these species from regulation under the AWA. As a result, most of our United States small animal research model activities and our vaccine support services operations are not subject to regulation under the AWA. Our animal production facilities in the United States are accredited by a highly regarded member association known as AAALAC, which maintains standards that often exceed those of the USDA.

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

Corporate Governance

        We are committed to operating our business with integrity and accountability. Last summer, the New York Stock Exchange (NYSE) submitted a set of corporate governance standards to the SEC for approval. We either already had in place or have since implemented the relevant standards proposed by the NYSE. For example, seven of our eight Board members are independent and have no financial, personal or significant business ties to the Company or management, and all of our Board committees, other than the Executive Committee, are composed of independent directors. The Board adopted corporate governance guidelines and a Code of Business Conduct and Ethics which has been communicated to employees and posted on our website. We have always been diligent in complying with established accounting principles and are committed to providing financial information that is transparent, timely and accurate. We have established a process through which employees, either directly or anonymously, can notify us (and the Audit Committee of the Board of Directors) of alleged accounting and auditing concerns or violations. We created an internal disclosure committee and adopted disclosure procedures and guidelines to help ensure that our public disclosures are accurate and timely, as recommended by the SEC.

Industry and Market Data

        In this Form 10-K, we rely on and refer to information and statistics regarding the research model and biomedical products and services industries, and our market share in the markets in which we compete. We obtained this information and statistics from various third-party sources, none of which should be considered definitive, discussions with our customers and/or our own internal estimates. We believe that these sources and estimates are reliable, but we have not independently verified them.

Risks Related to Our Business and Industry

        Set forth below and elsewhere in this Form 10-K and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-K.

Our business is subject to risks relating to operating internationally.

        A significant part of our net sales is derived from operations outside the United States. Our international revenues, which include revenues from our non-U.S. subsidiaries, represented 27.4% of our total net sales in 2002, 27.3% in 2001 and 37.1% in 2000. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. There are a number of risks arising from our international business, including:

  •
  foreign currencies we receive for sales outside the U.S. could be subject to unfavorable exchange rates with the U.S. dollar and reduce the amount of revenue that we recognize;

  •
  general economic and political conditions in the markets in which we operate;

  •
  potential increased costs associated with overlapping tax structures;

  •
  potential trade restrictions and exchange controls;

  •
  more limited protection for intellectual property rights in some countries;

  •
  difficulties and costs associated with staffing and managing foreign operations;

  •
  unexpected changes in regulatory requirements;

  •
  the difficulties of compliance with a wide variety of foreign laws and regulations;

  •
  longer accounts receivable cycles in certain foreign countries; and

  •
  import and export licensing requirements.

        Our operations and financial results could be significantly affected by the above mentioned risks. For example, because the sales and expenses of our foreign operations are generally denominated in local currencies, we are subject to exchange rate fluctuations between local currencies and the U.S. dollar in the reported results of our foreign operations. These fluctuations may decrease our earnings. We currently do not hedge against the risk of exchange rate fluctuations. The economic situation in some of the foreign countries in which we operate may result in slower payments of outstanding receivable balances. Our financial results could be adversely affected by weakness in the economies and currencies in these regions.

        Threat of future terrorist activity or related U.S. military action may have a negative impact on the economy and our business.

        The current political and business turmoil in many parts of the world, including the threat of future terrorist attacks on the U.S. and other parts of the world and related U.S. military action, continues to put severe pressure on global economic conditions, and the U.S. economy. Such an effect may have a negative affect on research and development outsourcing and spending, which would adversely impact our business.

A reduction or delay in government funding of research and development, or in research and development budgets, may adversely affect our business.

        A substantial portion of net sales in our Research Models segment is derived from customers at academic institutions and research laboratories whose funding is partially dependent on both the level and timing of funding from government sources, such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies. Although the level of government research funding has increased during the past several years, we believe this increase may not continue in the short term. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Our sales may be adversely affected if our customers delay purchases as a result of uncertainties surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. A reduction in government funding for the NIH or other government research agencies could adversely affect our business and our financial results. Our customers generally receive funds from approved grants at particular times of the year, as determined by the U.S. federal government. In the past, grants have been frozen for extended periods or have otherwise become unavailable to various institutions without advance notice. The timing of the receipt of grant funds affects the timing of purchase decisions by our customers and, as a result, can cause fluctuations in our sales and operating results.

        Our customers also include researchers at pharmaceutical and biotechnology companies. Our ability to continue to grow and win new business is dependent upon the ability and willingness of the pharmaceutical and biotechnology industries to continue to spend on research and development at rates close to or at historical levels and to outsource the products and services we provide. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities and institutional budgetary policies. Our business could be adversely affected by any significant decrease in life sciences research and development expenditures by pharmaceutical and biotechnology companies, as well as by academic institutions, government laboratories or private foundations.

Our customer contracts are generally terminable on little or no notice. Termination of a large contract for services or multiple contracts for services could adversely affect our sales and profitability.

        Generally, our agreements with our customers provide that the customer can terminate the agreements or reduce the scope of services under the agreements on little or no notice. Customers may elect to terminate their agreements with us for various reasons, including: unexpected or undesired study results; production problems resulting in shortages of the drug being tested; the customer's decision to forego or terminate a particular study; or the loss of funding for the particular research study. If a customer terminates a contract with us, we are entitled under the terms of the contract to receive revenue earned to date as well as certain other costs. Primarily in our biomedical products and services segment, cancellation of a large contract or simultaneous cancellation of multiple contracts could materially adversely affect that segment's business and, therefore, may adversely affect our operating results.

If we are not successful in selecting and integrating the businesses and technologies we acquire, our business may suffer.

        During the past two years, we have expanded our business through four significant acquisitions. We plan to continue to grow our business through acquisitions of businesses and technologies and the formation of alliances. However, businesses and technologies may not be available on terms and conditions we find acceptable. Even if completed, acquisitions and alliances involve numerous risks which may include:

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

        In the event that an acquired business or technology or an alliance does not meet expectations, our results of operations may be adversely affected. We may not be able to successfully integrate acquisitions into our existing business or successfully exploit new business or technologies.

Contaminations in our animal populations can damage our inventory, harm our reputation for contaminant-free production and result in decreased sales.

        Our research models and fertile chicken eggs must be free of contaminants such as viruses and bacteria because the presence of contaminants can distort or compromise the quality of research results. Contaminations in our isolated breeding rooms or poultry houses could disrupt our contaminant-free research model and fertile egg production, harm our reputation for contaminant-free production and result in decreased sales.

        Contaminations typically require cleaning up the contaminated room or poultry house. This clean-up results in inventory loss, clean-up and start-up costs, and reduced sales as a result of lost customer orders and credits for prior shipments. These contaminations are unanticipated and difficult to predict. Several years ago, we experienced a number of material contaminations in our animal populations that adversely impacted our financial results. Since those experiences, we have made significant capital expenditures designed to strengthen our biosecurity and have significantly changed our operating procedures. Since making such changes, we have not experienced any significant contaminations.

New technologies may be developed, validated and increasingly used in biomedical research that could reduce demand for some of our products and services.

        For many years, groups within the scientific and research communities have attempted to develop models, methods and systems that would replace or supplement the use of living animals as test subjects in biomedical research. Companies have developed several techniques that have scientific merit, especially in the area of cosmetics and household product testing, markets in which we are not active. Only a few alternative test methods in the discovery and development of effective and safe treatments for human and animal disease conditions have been validated and successfully deployed. The principal validated non-animal test system is the LAL, or endotoxin detection system, a technology which we acquired and have aggressively marketed as an alternative to testing in animals. It is our strategy to participate in some fashion with any non-animal test method as it becomes validated as a research model alternative or adjunct in our markets. However, these methods may not be available to us or we may not be successful in commercializing these methods. Even if we are successful, sales or profits from these methods may not offset reduced sales or profits from research models. Alternative research methods could decrease the need for research models, and we may not be able to develop new products effectively or in a timely manner to replace any lost sales.

The outsourcing trend in the pre-clinical and non-clinical stages of drug discovery and development, meaning contracting out to others functions that were previously performed internally, may decrease, which could slow our growth.

        Some areas of our biomedical products and services business have grown significantly as a result of the increase over the past several years in pharmaceutical and biotechnology companies outsourcing their pre-clinical and non-clinical research support activities. While industry analysts expect the outsourcing trend to continue for the next several years, a substantial decrease in pre-clinical and non-clinical outsourcing activity could result in a diminished growth rate in the sales of one or more of our expected higher-growth areas.

We face significant competition in our business, and if we are unable to respond to competition in our business, our revenues may decrease.

        We face significant competition from different competitors in each of our business units. Some of our competitors are larger than we are and may have greater capital, technical or other resources than we do. We generally compete on the basis of quality, reputation and availability of service. Expansion by our competitors into other areas in which we operate, new entrants into our markets or changes in our competitors' strategies could adversely affect our competitive position. Any erosion of our competitive position may decrease our revenues or limit our growth.

Negative attention from special interest groups may impair our business.

        Our core research model activities with rats, mice and other rodents have not historically been the subject of animal rights media attention. However, we did close our small import facility in England in 2000 due in part to protests by animal right activists, which included threats against our facilities and employees. Future negative attention or threats against our facilities or employees could adversely affect our business.

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

        In connection with our 1999 recapitalization, our then current shareholders, CRL Acquisition LLC (CRL Acquisition) and Bausch & Lomb Incorporated (B&L), made a joint election intended to permit us to increase the depreciable and amortizable tax basis in our assets for federal income tax purposes, thereby providing us with expected future tax benefits. In connection with our initial public offering in 2000, CRL Acquisition reorganized, terminated its existence as a corporation for tax purposes and distributed a substantial portion of our stock to its members. We believe that the reorganization and liquidating distribution should not have any impact on the election for federal income tax purposes. However, it is possible that the Internal Revenue Service (IRS) may contend that this reorganization and liquidating distribution should be integrated with our original recapitalization. If the IRS were to be successful with this contention, the expected future tax benefits at the time of the recapitalization would not be available and we would be required to write off the related deferred tax asset.

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which would harm our business.

        Our success depends to a significant extent on the continued services of our senior management and other members of management. James C. Foster, our Chief Executive Officer since 1992, has held various positions with us for 27 years and is our Chairman. We have no employment agreement with Mr. Foster, nor with any other executive officer. If Mr. Foster or other members of management do not continue in their present positions, our business may suffer.

        Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical and managerial personnel. There is strong competition for qualified personnel in the pharmaceutical and biotechnology fields. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, could harm our business.

Our quarterly operating results may vary, which could negatively affect the market price of our common stock.

        Our results of operations in any quarter may vary from quarter to quarter and are influenced by such factors as the number and scope of ongoing customer engagements, the commencement, postponement, completion or cancellation of customer contracts in the quarter, changes in the mix of our products and services, the extent of cost overruns, holiday patterns of our customers, budget cycles of our customers, and exchange rate fluctuations. We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. Nonetheless, fluctuations in our quarterly operating results could negatively affect the market price of our common stock.

Our historical financial information prior to December 25, 1999 may not be representative of our results as a separate company.

        On September 29, 1999, CRL Acquisition, a limited liability company owned by affiliates of DLJ Merchant Banking Partners, II, L.P., our management and other investors, together with our former parent company, B&L, completed a recapitalization transaction. The historical financial information in this Form 10-K for the periods prior to the recapitalization may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone company prior to the recapitalization. We made some adjustments and allocations to the historical financial statements for the periods prior to the recapitalization included in this Form 10-K because B&L did not account for us as a single stand-alone business in those periods. Our adjustments and allocations made in preparing our historical consolidated financial statements may not appropriately reflect our operations during the periods presented as if we had operated as a stand-alone company.

Item 2. Properties

        The following charts provide summary information on our properties. The first chart lists the sites we own, and the second chart lists the sites we lease. Most of our leases expire from 2003 to 2006. None of these leases are material to our business operations and many have option to renew. We believe that we will be able to successfully renew expiring leases on terms satisfactory to us.

Sites—Owned

Country	No. of Sites	Total Square Feet	Principal Functions
Belgium	1	23,284	Office, Production
Canada	1	74,069	Office, Production, Laboratory
China	1	19,372	Office, Production, Laboratory
France	5	666,100	Office, Production, Laboratory
Germany	3	154,484	Office, Production, Laboratory
Mexico	2	88,582	Office, Production, Laboratory
Italy	1	43,390	Office, Production, Laboratory
Japan	2	116,340	Office, Production, Laboratory
Ireland	2	102,619	Office, Production, Laboratory
United Kingdom	2	58,240	Office, Production, Laboratory
United States	24	1,130,285	Office, Production, Laboratory

Total	44	2,476,765

Sites—Leased

Country	No. of Sites	Total Square Feet	Principal Functions
Australia	1	8,518	Office, Production
Hungary	2	11,550	Office, Production, Laboratory
Japan	6	62,326	Office, Production, Laboratory
Netherlands	1	300	Office
Spain	1	3,228	Office
Sweden	1	9,073	Sales Office
United States	26	731,886	Office, Production, Laboratory

Total	38	826,881

Item 3. Legal Proceedings

        We are not a party to any material legal proceedings, other than ordinary routine litigation incidental to our business that is not material to our business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Supplementary Item. Executive Officers of the Registrant pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

        Below are the names, ages and principal occupations for the last five years of each our current executive officers. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

        Thomas F. Ackerman, age 48, joined us in 1988 with over eleven years of combined public accounting and international finance experience. He was named Controller, North America in 1992 and became our Vice President and Chief Financial Officer in 1996. In 1999, he was named a Senior Vice President. He is currently responsible for overseeing our Accounting and Finance Department, as well as our Information Technology Group. Prior to joining us, Mr. Ackerman was an accountant at Arthur Andersen & Co. Mr. Ackerman received a B.A. in Accounting from the University of Massachusetts and is a certified public accountant.

        Christophe Berthoux, age 41, joined us in 1991 as Sales and Marketing Director in France and became General Manager of our French operations in 1997. Mr. Berthoux became Vice President of our European operations in 1999, assuming our Southern Europe operations including Italy, Spain, France, and Belgium. In 2002, Mr. Berthoux was promoted to Corporate Vice President and, in addition to his European duties, assumed responsibility for Transgenic Services and Laboratory and Research Services worldwide. Mr. Berthoux received a DVM degree from Lyon Veterinary School in 1987 and an Executive MBA from Purdue University's Krannert Graduate School of Management in 1999.

        James C. Foster, age 52, joined us in 1976 as General Counsel. Over the past 25 years, Mr. Foster has held various staff and managerial positions, and was named our President in 1991, Chief Executive Officer in 1992 and our Chairman in 2000. Mr. Foster received a B.A. from Lake Forest College, a M.S. from the Sloan School of Management at the Massachusetts Institute of Technology, and a J.D. from Boston University School of Law.

        Jörg M. Geller, age 48, joined us in 1986 as a production manager in our animal production facility in Germany and has had various management positions since then. In 1994, Mr. Geller became Vice President, Charles River Europe, responsible for our activities in Germany and Northern and Eastern Europe. In 1997, Mr. Geller assumed responsibility for our avian production unit (SPAFAS). Mr. Geller graduated from the veterinary school in Giessen and received his PhD. from the University of Hanover in 1984. He attended the Advanced Executive Program at the Kellogg School of Management, Northwestern University, in 1994.

        Nancy Gillett, age 47, joined us in September 1999 with the acquisition of Sierra Biomedical. Dr. Gillett has 18 years of experience as an ACVP board certified pathologist and scientific manager. In 1999, she became Senior Vice President and General Manager of our Sierra Biomedical division with responsibilities for Sierra's ongoing business operations. In 2002, Dr. Gillett became interim Corporate Vice President of Discovery & Development Services and President & General Manager of Sierra Biomedical overseeing operations for our Argus Laboratories, PAI, Redfield Laboratories, Springborn Laboratories and Worcester Laboratories divisions. In 2003, Dr. Gillett became Corporate

Vice President and General Manager of Drug Discovery and Development. Dr. Gillett received her D.V.M from Washington State University and her Ph.D. from the University of California, Davis.

        David P. Johst, age 41, joined us in 1991 as Corporate Counsel and was named Vice President, Human Resources in 1995. He became Vice President, Human Resources and Administration in 1996, and a Senior Vice President in 1999. He is responsible for overseeing our Human Resources department, our contract staffing business unit and several other corporate staff departments. Prior to joining the Company, Mr. Johst was a corporate associate at Boston's Hale and Dorr. Mr. Johst is a graduate of Dartmouth College, holds an M.B.A. from Northeastern University and received his J.D. from Harvard University Law School.

        Real H. Renaud, age 55, joined us in 1964 and has 36 years of small animal production and related management experience. In 1986, Mr. Renaud became Vice President of Production, with responsibility for overseeing the Company's North American small animal operations, and was named Vice President, Worldwide Production in 1990. Mr. Renaud became Vice President and General Manager, European and North American Animal Operations in 1996, following a two-year European assignment during which he provided direct oversight to our European operations. In 1999, he became a Senior Vice President and in 2002, Mr. Renaud became Executive Vice President and General Manager, Worldwide Research Model Products and Services. Mr. Renaud attended Columbia University's executive education program, and has also studied at the Lyon Veterinary School and the Montreal Business School.

        Dennis R. Shaughnessy, age 45, joined us in 1988 as Corporate Counsel and was named Vice President, Business Affairs in 1991. He became Vice President, Corporate Development and General Counsel in 1994 and is responsible for overseeing the Company's business development initiatives on a worldwide basis, as well as handling the Company's overall legal affairs. He became a Senior Vice President in 1999. Mr. Shaughnessy also serves as our Corporate Secretary. Prior to joining us, Mr. Shaughnessy was a corporate associate at Boston's Testa, Hurwitz & Thibeault and previously served in government policy positions. Mr. Shaughnessy has a B.A. from The Pennsylvania State University, an M.S. from The University of Michigan, an M.B.A. from Northeastern University, and a J.D. from The University of Maryland School of Law.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock began trading on the New York Stock Exchange (NYSE) on June 23, 2000 under the symbol "CRL." The following table sets forth for the periods indicated below closing prices for our common stock, as reported on the NYSE Composite Tape.

2003	High	Low
First quarter (through March 14, 2003)	$38.55	$25.45
2002	High	Low
First quarter	$33.48	$27.90
Second quarter	38.89	27.80
Third quarter	39.60	29.90
Fourth quarter	40.98	36.55
2001	High	Low
First quarter	$28.20	$18.00
Second quarter	34.00	21.55
Third quarter	35.90	28.77
Fourth quarter	37.40	30.60

Shareholders

        As of March 14, 2003, there were approximately 157 registered shareholders of the outstanding shares of common stock.

Dividends

        We have not declared or paid any cash dividends on shares of our common stock in the past three years, except to our former parent companies, and we do not intend to pay cash dividends in the foreseeable future. We currently intend to retain any earnings to finance future operations and expansion.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by Item 201(d) will be included in the 2003 Proxy Statement under the section captioned "Executive Compensation" and is incorporated herein by reference thereto.

Item 6. Selected Consolidated Financial Data

        The following table presents our selected consolidated financial data and other data as of and for the fiscal years ended December 28, 2002, December 29, 2001, December 30, 2000, December 25, 1999 and December 26, 1998. The Statement of Income Data and Other Data for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 and the Balance Sheet Data at December 28, 2002 and December 29, 2001 have been derived from the audited Consolidated Financial Statements for such years, included elsewhere in this Form 10-K. The Statement of Income Data and Other Data for the fiscal years ended December 25, 1999 and December 26, 1998 and the Balance Sheet Data at December 20, 2000, December 25, 1999 and December 26, 1998 have been derived from the audited Consolidated Financial Statements for such years, not included in this Form 10-K. You should read the selected consolidated financial data contained in this table in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes.

	Fiscal Year (1)
	2002	2001	2000	1999	1998
	(dollars in thousands)
Statement of Income Data:
Total net sales	$554,629	$465,630	$306,585	$231,413	$205,061
Cost of products sold and services provided	345,646	298,379	186,654	146,729	134,307
Selling, general and administrative expenses	83,303	68,315	51,204	39,765	34,142
Amortization of goodwill and intangibles	3,414	8,653	3,666	1,956	1,287

Operating income	122,266	90,283	65,061	42,963	35,325
Interest income	2,120	1,493	1,644	536	986
Interest expense	(11,205)	(22,797)	(40,691)	(12,789)	(421)
Other income	1,222	500	71	(47)	(58)

Income before income taxes, minority interests, earnings from equity investments and extraordinary item	114,403	69,479	26,085	30,663	35,832
Provision for income taxes	43,572	27,095	7,837	15,561	14,123

Income before minority interests, earnings from equity investments and extraordinary item	70,831	42,384	18,248	15,102	21,709
Minority interests	(2,784)	(2,206)	(1,396)	(22)	(10)
Earnings from equity investments	316	472	1,025	2,044	1,679

Income before extraordinary item	68,363	40,650	17,877	17,124	23,378
Extraordinary loss, net of tax	(18,231)	(5,243)	(29,101)	—	—

Net income (loss)	$50,132	$35,407	$(11,224)	$17,124	$23,378

Other Data:
Depreciation and amortization	$23,986	$27,175	$16,766	$12,318	$10,895
Capital expenditures	37,543	36,406	15,565	12,951	11,909
Balance Sheet Data (at end of period):
Cash and cash equivalents	$122,509	$58,271	$33,129	$15,010	$24,811
Working capital	164,723	111,622	55,417	27,574	42,574
Total assets	701,344	571,362	413,545	359,292	234,254
Total debt	195,818	156,800	202,912	386,044	1,582
Total shareholders' equity (deficit)	357,376	289,510	119,864	(109,946)	168,259

(1)
Our fiscal year consists of 12 months ending on the last Saturday on, or prior to, December 31.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our consolidated financial statements and the related notes.

Overview

        We are a leading provider of critical research tools and integrated support services that enable innovative and efficient drug discovery and development. We are the global leader in providing the animal research models required in research and development for new drugs, devices and therapies and have been in business for more than 55 years. We have two segments for financial reporting purposes: biomedical products and services, and research models.

        In 2002, total net sales grew 19.1% to $554.6 million. Significantly higher sales yielded a gross margin of 37.7%. Higher sales, operating efficiencies and the implementation of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," resulted in operating income of $122.3 million, a 35.4% increase over 2001 and a 22.0% operating margin, compared to 19.4% in 2001. Our Biomedical Products and Services business segment contributed significantly to our performance, achieving growth of 23.4% in net sales for the year. Sales from our research models segment grew 13.3% in 2002. For 2002, net income before extraordinary item was $68.4 million, a 68.2% increase over 2001, and diluted earnings per share (EPS) before extraordinary item grew 54.3% to $1.42. The adoption of SFAS No. 142 impacted EPS by $0.09 per diluted share in 2002.

        Our products and services are currently marketed throughout the world. Our international revenues, which include revenues from our non-U.S. subsidiaries, represented 27.4% of our total net sales in 2002, 27.3% in 2001 and 37.1% in 2000. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future.

        Our biomedical products and services segment contributed 59.7% of total net sales in 2002. One of the largest contributors to this segment's growth in 2002 was our transgenic services business, where we work alongside researchers using our technologies which enable them to develop new targets, pathways and, ultimately, drugs. Our new 70,000 square foot state-of-the-art facility, located at our headquarters in Wilmington, Massachusetts, is rapidly filling to accommodate this segment's greater than 50% revenue growth in 2002. Another contributor to this segment's growth in 2002 was our acquisitions of Biological Laboratories Europe Limited (BioLabs) and Springborn Laboratories Inc. (Springborn). We acquired BioLabs, our Ireland-based human and animal health testing company, in June 2002, and Springborn, our Ohio-based drug safety assessment business, in October 2002.

        During 2002, our biomedical products and services segment was negatively impacted by several events, all of which occurred in our development services business unit. In late 2002, we evaluated two of our smaller, non-strategic development businesses that had experienced lower net sales than expected. Both units, analytical chemistry and biopharmaceutical production, were part of Primedica Corporation, which we acquired in 2001. We consolidated the Primedica analytical chemistry business with our existing business and determined to divest certain assets associated with our niche biopharmaceutical production business. In total, these two businesses accounted for approximately 2% of total net sales in 2002. Our development business was also adversely affected by the performance of two of the smallest service areas which accounted for approximately 5% of total net sales in 2002, due to ineffective local management, moderating demand and uneven study execution. We have since reorganized development services under a senior executive officer and are making structural changes at the local level. We believe these changes will improve operating performance in our development services business by the end of 2003.

        Our research models segment contributed 40.3% of our total net sales in 2002. The 13.3% gain in net sales for this business segment reflected increased customer demand for our animal research models and, in particular, higher sales of our specialty models, such as diabetic rats and immunodeficient mice, and in our standard outbred toxicology models. This year was the first time in over a decade that worldwide research model sales increased at double-digit levels. In order to accommodate this growth, we added production space in three North America locations. Due to the high level of fixed costs in our research model segment, incremental sales in this segment are very profitable. Although we increased our infrastructure costs, the net sales increase drove a 39.4% improvement in operating income and this business continued to generate strong cash flow.

        Based on conversations with some of our key customers, we believe there has been a recent trend for the pharmaceutical and biotechnology drug companies to focus much of their efforts on early compound screening and on the late-stage discovery phase. This trend towards increasing spending on early screening drove a demand for our research models in 2002 that was greater than at any time in the last decade. We believe this trend will continue at least through 2003. The early screening of compounds has resulted in a large number of short-term, acute toxicology studies, rather than the longer-term, sub-chronic and chronic studies that enhanced our services mix in the first three quarters of 2002. The trend towards increasing spending on late-stage discovery led in part to less spending on our development services business in the fourth quarter of 2002 and we expect that it will continue to do so at least through the first three quarters of 2003.

        Continued research and development spending by pharmaceutical companies, biotechnology companies and research institutions, and funding of research by government agencies, is critical to our continued success. A substantial portion of our net sales in our Research Models segment is derived from customers at academic and research laboratories whose funding is partially dependent on funding from government sources, such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies. We also derive revenue directly from government agencies. Continued growth in funding of research by these government agencies is important to our continued growth. Our customers also include researchers at pharmaceutical and biotechnology companies. Our ability to continue to grow is also dependent upon the ability and willingness of these industries to continue to spend on research and development at rates close to or at historical levels and to outsource the products and services we provide. While we believe that research and development spending will continue in 2003 at least consistent with the increases of the past two years, our business could be adversely affected by any significant decrease in life sciences research and development expenditures by these industries, academic institutions and government agencies.

        We have two reportable segments for financial reporting purposes: research models and biomedical products and services. In addition, our consolidated statements of income also provide a breakdown of net sales between net sales related to products, which include both research models and biomedical products, and net sales related to services, which reflect biomedical services, and a breakdown of costs between cost of products sold and cost of services provided. The following tables show the net sales and the percentage contribution of our reportable segments for the past three years. They also show cost of products sold and services provided, selling, general and administrative expenses and operating income by segment and as percentages of their respective segment net sales.

	Fiscal Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
	(dollars in millions)
Net sales:
Research models	$223.7	$197.5	$178.0
Biomedical products and services	330.9	268.1	128.6
Cost of products sold and services provided:
Research models	$124.9	$117.4	$107.4
Biomedical products and services	220.7	180.9	79.3
Selling, general and administrative expenses:
Research models	$28.0	$28.6	$29.3
Biomedical products and services	40.8	32.5	19.8
Unallocated corporate overhead	14.5	7.2	2.1
Operating income:
Research models	$70.9	$50.9	$40.9
Biomedical products and services	65.9	46.6	26.3
Unallocated corporate overhead	(14.5)	(7.2)	(2.1)
	Fiscal Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
	(as a percent of net sales)
Net sales:
Research models	40.3%	42.4%	58.1%
Biomedical products and services	59.7%	57.6%	41.9%
Cost of products sold and services provided:
Research models	55.8%	59.4%	60.3%
Biomedical products and services	66.7%	67.5%	61.7%
Selling, general and administrative expenses:
Research models	12.5%	14.5%	16.5%
Biomedical products and services	12.3%	12.1%	15.4%
Unallocated corporate overhead	2.6%	1.5%	0.7%
Operating income:
Research models	31.7%	25.8%	23.0%
Biomedical products and services	19.9%	17.4%	20.5%
Unallocated corporate overhead	(2.6)%	(1.5)%	(0.7)%

Results of Operations

        The following table summarizes historical results of operations as a percentage of net sales for the periods shown:

	Fiscal Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Net sales	100.0%	100.0%	100.0%
Cost of products sold and services provided	62.3%	64.1%	60.9%
Selling, general and administrative expenses	15.0%	14.7%	16.7%
Amortization of goodwill and other intangibles	0.6%	1.9%	1.2%
Interest income	0.4%	0.3%	0.5%
Interest expense	2.0%	4.9%	13.3%
Provision for income taxes	7.9%	5.8%	2.6%
Earnings from equity investment	0.1%	0.1%	0.3%
Minority interests	0.5%	0.5%	0.5%
Income before extraordinary item	12.3%	8.7%	5.8%

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the consolidated financial statements of Charles River Laboratories International, Inc. which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and use assumptions that affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Our significant accounting policies are described in Note 1 to the consolidated financial statements. A summary of those accounting policies and estimates that we believe are most critical to fully understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K. We believe our most critical accounting policies and estimates include the following:

  •
  Goodwill and other intangible assets

  •
  Revenue recognition

  •
  Pension plan accounting

  •
  Income taxes and deferred tax assets

  •
  Allowance for doubtful accounts

        Goodwill and Other Intangible Assets.    As a result of businesses we have acquired, we have material intangible assets, including goodwill and other identifiable finite and indefinite-lived acquired intangibles. The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of annual impairment tests, require significant management judgments and estimates. These estimates are made based on, among others, consultations with an accredited independent valuation consultant, reviews of projected future income and statutory regulations. Changes in business strategy and/or market conditions may significantly impact these judgments and require adjustments to the recorded asset balances. We performed transitional and annual impairment tests in 2002 and concluded the goodwill and other indefinite-lived intangible asset balances were not impaired.

        Revenue Recognition.    We recognize revenue on product and services sales. Recognition of service revenue is primarily based on the completion of agreed-upon performance criteria. The recognition of service revenue requires management judgments primarily relating to the determination of the level of service procedures performed during the period. As of December 28, 2002, we had recognized unbilled revenue of $13.3 million and deferred revenue of $27.0 million in the consolidated balance sheet based on the difference between the estimated level of services performed and the billing arrangements within our service contracts.

        Pension Plan Accounting.    We recognize pension plan assets, liabilities and expenses based on information provided by independent actuaries. The actuaries use assumptions to estimate the total benefits ultimately payable to employees and allocate this cost to the service periods. The actuarial assumptions used to calculate pension costs are determined and reviewed annually by management after consulting with outside investment advisors and actuaries. The assumed discount rate, which is intended to be the actual rate at which benefits could effectively be settled, is adjusted based on the change in the long-term treasury bond yield as of the measurement date. As of December 28, 2002, the discount rate was lowered to 6.0% from 6.5% as of December 29, 2001 due to the lower yields compared to the prior year. The estimated effect of a 0.5% change in the discount rate is to increase pension expense by $0.4 million in 2003.

        The assumed expected return on plan assets is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants. If the actual return is different from the assumed expected return in plan assets, the difference would be amortized over a period of approximately 15 to 20 years. During 2002, we lowered our expected return on plan assets to 9.0% from 9.5%. This is expected to increase the annual pension expense by approximately $0.2 million in 2003.

        Income Taxes and Deferred Tax Assets.    As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure and assessing temporary and permanent differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. As part of the 1999 recapitalization transaction, we elected under Internal Revenue Code Section 338(h)(10) to treat the transaction as a purchase resulting in a step-up in the tax basis of the underlying assets. The election resulted in the recognition of a deferred tax asset in 1999 in the amount of $99.5 million for the estimated future tax benefits associated with the increased tax basis of the assets. The balance of this deferred tax asset as of December 28, 2002 was $78.5 million.

        We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. As of December 28, 2002, we recorded a valuation allowance of $4.1 million on a total net deferred tax asset of $85.8 million. To the extent we increase this valuation allowance in a period, we must include an expense within the tax provision in the statement of operations. A valuation allowance is currently set against deferred tax assets because management believes it is more likely than not that the deferred tax assets related to certain state net operating loss carryforwards and foreign tax credit carryforwards will not be realized through the generation of future taxable income. We also do not provide for taxes on undistributed earnings of our foreign subsidiaries, as it is our intention to reinvest undistributed earnings indefinitely.

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to realize any future benefit from our deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected.

        Allowance for Doubtful Accounts.    We establish allowances for doubtful accounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and payment history. We reassess the allowances for doubtful accounts each period. If we changed our judgments or utilized different estimates for any period, differences in the amount and timing of revenue or expense recognized could result. The allowance for doubtful accounts was $1.5 million at December 28, 2002.

Fiscal 2002 Compared to Fiscal 2001

        Net Sales.    Net sales in 2002 were $554.6 million, an increase of $89.0 million, or 19.1%, from $465.6 million in 2001. On a pro forma basis, sales increased 13.3% in 2002. Pro forma sales include net sales of our acquisitions as if they had occurred at the beginning of fiscal 2001.

        Biomedical Products and Services.    Net sales of biomedical products and services in 2002 were $330.9 million, an increase of $62.8 million, or 23.4%, compared to $268.1 million in 2001, and represented 59.7% of 2002 net sales. The increase was due to continued growth in outsourcing in the pharmaceutical industry and our 2002 acquisitions. The acquisitions of BioLabs and Springborn contributed $9.7 million of sales in 2002. Pro forma sales of biomedical products and services increased 14.1% in 2002 compared to 2001. Our discovery sales growth continued to be driven by transgenic services and contract staffing. Our vaccine support business sales increased during 2002 due to increased product sales and increased pricing and the consolidation of our Mexican joint venture. The consolidation of our Mexican joint venture added $2.2 million of sales in 2002. Our development business sales increased due to additional safety assessment studies and biosafety testing, which was partially offset by reduced business at our contract biopharmaceutical production facility.

        Research Models.    Net sales of research models in 2002 were $223.7 million, an increase of $26.2 million, or 13.3%, from $197.5 million in 2001. Net sales of research models represented 40.3% of our 2002 net sales. Sales of our small animal research models in North America, which comprised 43.2% of research models, increased 15.2% due to an increase in unit volume and a shift to higher-priced specialty units which accounted for 8%, improved pricing of 5% and the additional models from our 2001 acquisition of Genetic Models, Inc. (GMI) which accounted for 2%. Excluding the positive impact from currency translation of $2.9 million, sales of our small animal research models in Europe, which comprised 27.0% of research models, increased 10.4%, driven in part by an increase in unit volume of 4%, improved pricing of 3% and a shift to higher-priced specialty units which accounted for 3%. Excluding the unfavorable impact from currency translation of $1.4 million, sales of our small animal research models in Japan, which comprised 20.9% of research models, increased 8.7% in 2002. The increase was primarily due to increased sales of unique specialty models, through our cooperative agreement with The Jackson Laboratory and market share gains due to competitor product quality issues. Sales from our large animal breeding and import conditioning business increased $2.8 million in 2002 due to increased pricing and additional unit volume.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided in 2002 was $345.6 million, an increase of $47.3 million, or 15.8%, from $298.3 million in 2001. Cost of products sold and services provided in 2002 was 62.3% of net sales, compared to 64.1% in 2001, due to operating improvements in both research models and biomedical products and services.

        Biomedical Products and Services.    Cost of products sold and services provided for biomedical products and services in 2002 was $220.7 million, an increase of $39.8 million or 22.0% compared to $180.9 million in 2001. Cost of products sold and services provided as a percentage of net sales was 66.7% in 2002 which is favorable compared to the 67.5% in 2001 due mainly to costs growing slower than sales, primarily in our development business.

        Research Models.    Cost of products sold and services provided for research models in 2002 was $124.9 million, an increase of $7.5 million, or 6.4%, compared to $117.4 million in 2001. Cost of products sold and services provided in 2002 improved to 55.8% of net sales compared to 59.4% of net sales in 2001. Cost of products sold and services provided increased at a lower rate than net sales due to reduced production costs resulting from the closure of a facility in France in 2001 and increased sales which resulted in improved capacity utilization and greater operating efficiencies.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses in 2002 were $83.3 million, an increase of $15.0 million, or 22.0%, from $68.3 million in 2001. Selling, general and administrative expenses in 2002 were 15.0% of net sales compared to 14.7% of net sales in 2001.

        Biomedical Products and Services.    Selling, general and administrative expenses for biomedical products and services in 2002 were $40.8 million, an increase of $8.3 million, or 25.5%, compared to $32.5 million in 2001. Selling, general and administrative expenses in 2002 increased to 12.3% of net sales, compared to 12.1% of net sales in 2001, due to increased administrative and sales and marketing costs in 2002.

        Research Models.    Selling, general and administrative expenses for research models in 2002 were $28.0 million, a decrease of $0.6 million compared to $28.6 million in 2001. Selling, general and administrative expenses in 2002 were 12.5% of net sales, compared to 14.5% in 2001, principally due to cost savings from greater economies of scale and a charge of $1.5 million associated with the closure of a French facility in 2001.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various corporate expenses including those associated with senior executive salaries and departments such as corporate accounting, legal and investor relations, was $14.5 million in 2002, compared to $7.2 million in 2001. The change was caused by decreased pension income of $3.2 million as well as additional costs incurred in investor relations, external reporting, internal audit and legal due to our continued growth as a public company.

        Amortization of Goodwill and Other Intangibles.    Amortization of goodwill and other intangibles in 2002 was $3.4 million, a decrease of $5.3 million from $8.7 million in 2001. The Company ceased amortization of goodwill and indefinite-lived intangible assets upon the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" as of the beginning of 2002. We completed the goodwill and indefinite-lived intangible assets impairment test for 2002, which identified no impairment for 2002.

        Operating Income.    Operating income in 2002 was $122.3 million, an increase of $32.0 million, or 35.4%, from $90.3 million in 2001. Operating income in 2002 was 22.1% of net sales, compared to 19.4% of net sales in 2001.

        Biomedical Products and Services.    Operating income from sales of biomedical products and services in 2002 was $65.9 million, an increase of $19.3 million, or 41.4%, from $46.6 million in 2001. Operating income from sales of biomedical products and services in 2002 increased to 19.9% of net sales, compared to 17.4% of net sales in 2001, due to the improved gross margin and the decrease in amortization due to the adoption of SFAS No. 142. Pro forma operating income for the biomedical products and services segment increased 38.0% in 2002 compared to 2001.

        Research Models.    Operating income from sales of research models in 2002 was $70.9 million, an increase of $20.0 million, or 39.3%, from $50.9 million in 2001. Operating income from sales of research models in 2002 was 31.7% of net sales, compared to 25.8% in 2001, due to increased sales, higher gross margins and lower selling, general and administrative expenses.

        Interest Expense.    Interest expense in 2002 was $11.2 million, compared to $22.8 million in 2001. The $11.6 million decrease was primarily due to the impact of the tender offer for all of the 13.5% senior subordinated notes completed during the first quarter of 2002, the repayment of all of the term loans during the second quarter of 2002, and the lower interest on the 3.5% senior convertible debentures.

        Other Income.    Other income for 2002 was $1.2 million compared to $0.5 million for 2001. The increase was primarily due to net foreign currency gains.

        Income Taxes.    The effective tax rate for 2002 was 38.5%, excluding a $0.5 million benefit associated with the release of the valuation allowance, compared to the effective tax rate of 39.0% for 2001. During the third quarter of 2002, we reassessed the valuation allowance relating to state income taxes due to recent tax planning initiatives undertaken and the completion of the 2001 state income tax returns. The decrease in the effective tax rate was due to the lower tax rate of BioLabs, which we acquired in the second quarter of 2002.

        Income before Extraordinary Item.    Income before extraordinary item in 2002 was $68.4 million, an increase of $27.7 million, or 68.1%, from $40.7 million in 2001. Income before extraordinary item for 2002 was 12.3% of net sales compared to 8.7% for 2001. The improvement was driven by the increase in operating income and the decrease in interest expense offset by increased income taxes.

        Extraordinary Loss.    We recorded an extraordinary loss of $18.2 million, net of a tax benefit of $11.7 million, in 2002. The pre-tax loss of $29.9 million was the result of a premium associated with the debt repayments and the write-off of deferred financing costs and original issuance discounts. In 2001, we recorded an extraordinary loss of $5.2 million, net of tax benefit of $2.8 million, as a result of the early repayment of debt.

        Net Income.    Net income in 2002 was $50.1 million, an increase of $14.7 million from $35.4 million in 2001.

Fiscal 2001 Compared to Fiscal 2000

        Net Sales.    Net sales in 2001 were $465.6 million, an increase of $159.0 million, or 51.9%, from $306.6 million in 2000. On a pro forma basis, sales increased 15.0% in 2001, or 17.1%, excluding the negative impact from currency translation. Pro forma sales include net sales of our acquisitions as if they had occurred at the beginning of fiscal 2000.

        Biomedical Products and Services.    Net sales of biomedical products and services in 2001 were $268.1 million, an increase of $139.5 million, or 108.5%, compared to $128.6 million in 2000. Pro forma sales of biomedical products and services increased 20.9% in 2001 compared to 2000. We acquired two businesses during the first quarter of 2001, Pathology Associates International Corporation (PAI) on January 8 and Primedica Corporation (Primedica) on February 27, which contributed $118.0 million of sales in 2001. On a pro forma basis, PAI and Primedica net sales increased 25.2% over last year.

        Research Models.    Net sales of research models in 2001 were $197.5 million, an increase of $19.5 million, or 11.0%, from $178.0 million in 2000. Small animal research model sales increased in North America by 12.2% due to improved pricing, a shift to higher-priced specialty research models and an increase in unit volume. Excluding the negative impact from currency translation of $1.9 million, small animal research model sales in Europe increased 13.2%, driven in part by increased equipment sales as well as a shift to higher-priced specialty research models and an increase in unit volume. On a pro forma basis, small animal research model sales in Japan increased 14.7% in 2001, excluding the negative impact from currency translation. Our large animal breeding and import conditioning business sales decreased by $2.0 million in 2001 due to the closure of our conditioning facility in the UK during the second quarter of 2000 and the sale of our Florida breeding colony in the first quarter of 2000.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided in 2001 was $298.3 million, an increase of $111.6 million, or 59.8%, from $186.7 million in 2000. Cost of products sold and services provided in 2001 was 64.1% of net sales, compared to 60.9% in 2000.

        Biomedical Products and Services.    Cost of products sold and services provided for biomedical products and services in 2001 was $180.9 million, an increase of $101.6 million compared to $79.3 million in 2000. Cost of products sold and services provided as a percentage of net sales increased to 67.5% in 2001 from 61.7% in 2000. Cost of products sold and services provided increased as a percentage of net sales in 2001 primarily due to the additions of PAI and Primedica, both of which operated at lower gross margins than the remainder of our biomedical products and services businesses.

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

        Biomedical Products and Services.    Selling, general and administrative expenses for biomedical products and services in 2001 were $32.5 million, an increase of $12.7 million, or 64.1%, compared to $19.8 million in 2000. Selling, general and administrative expenses in 2001 decreased to 12.1% of net sales, compared to 15.4% of net sales in 2000, due to cost savings from greater economies of scale and cost reductions realized through our acquisitions of PAI and Primedica. During the fourth quarter of 2001, we recorded a charge of $1.8 million in selling, general and administrative expenses associated with the closure of our San Diego, California, facility.

        Research Models.    Selling, general and administrative expenses for research models in 2001 were $28.6 million, a decrease of $0.7 million compared to $29.3 million in 2000. Selling, general and administrative expenses in 2001 were 14.5% of net sales, compared to 16.5% in 2000, principally due to economies of scale. We recorded a charge of $1.5 million and $1.3 million, respectively, in 2001 and 2000, associated with the closure of one of our facilities in France.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various corporate expenses, was $7.2 million in 2001, compared to $2.1 million in 2000. The change was caused by increased research and development expenses resulting from our technology arrangements, increased administrative expenses and decreased pension income.

        Amortization of Goodwill and Other Intangibles.    Amortization of goodwill and other intangibles in 2001 was $8.7 million, an increase of $5.0 million from $3.7 million in 2000. The increase was due to the acquisitions of PAI and Primedica.

        Operating Income.    Operating income in 2001 was $90.3 million, an increase of $25.2 million, or 38.7%, from $65.1 million in 2000. Operating income in 2001 was 19.4% of net sales, compared to 21.2% of net sales in 2000.

        Biomedical Products and Services.    Operating income from sales of biomedical products and services in 2001 was $46.6 million, an increase of $20.3 million, or 77.2%, from $26.3 million in 2000. Operating income from sales of biomedical products and services in 2001 decreased to 17.4% of net sales, compared to 20.5% of net sales in 2000, due to the lower operating margins associated with PAI and Primedica, the additional amortization expenses resulting from the acquisitions and the charge associated with the closure of our San Diego, California, facility partially offset by the lower selling, general and administrative expenses due to the economies of scale realized.

        Research Models.    Operating income from sales of research models in 2001 was $50.9 million, an increase of $10.0 million, or 24.4%, from $40.9 million in 2000. Operating income from sales of research models in 2001 was 25.8% of net sales, compared to 23.0% in 2000, due to increased sales and higher gross margins primarily from improved capacity utilization.

        Interest Expense.    Interest expense in 2001 was $22.8 million, compared to $40.7 million in 2000. The $17.9 million decrease was primarily due to the reductions of debt in 2001 and 2000 with proceeds from our equity offerings as well as the impact of lower interest rates on our variable-rate debt.

        Other Income.    During 2001, we received insurance proceeds relating to damaged production facilities, which resulted in a net gain of $0.5 million.

        Income Taxes.    The effective tax rate in 2001 of 39.0% compared favorably to the effective tax rate of 48.3% in 2000, excluding the $4.8 million reversal of a portion of the deferred tax valuation allowance in 2000. In 2001, the increased operating income and the impact of reduced leverage increased our pre-tax income. The greater pre-tax income decreased the impact of the permanent differences on the tax rate and led to better utilization of the foreign tax credits.

        Income before Extraordinary Item.    Income before extraordinary loss in 2001 was $40.7 million, an increase of $22.8 million from $17.9 million in 2000. The improvement was driven by the increase in operating income and the decrease in interest expense, offset by increased income taxes.

        Extraordinary Loss.    We recorded an extraordinary loss of $5.2 million in 2001. The pre-tax loss of $8.0 million was the result of a premium associated with the debt repayments and the write-off of deferred financing costs and original issuance discounts. The related tax benefit was $2.8 million. In 2000, we recorded an extraordinary loss of $29.1 million, net of a tax benefit of $15.7 million, as a result of the early repayment of debt.

        Net Income/Loss.    Net income in 2001 was $35.4 million, an increase of $46.6 million from a loss of $11.2 million in 2000.

Liquidity and Capital Resources

        Our principal sources of liquidity are cash flows from operations and proceeds from our debt and equity offerings.

        In connection with the acquisition of Springborn (see Note 4 to the consolidated financial statements), we entered into a $6.0 million three-year unsecured subordinated note. The note is payable in three equal annual installments of principal, together with interest accrued in arrears commencing on October 1, 2003. Interest is payable based on the one-month LIBOR rate plus 1%, which equaled 2.81% at December 28, 2002.

        On January 24, 2002, we issued $175.0 million par value of senior convertible debentures through a private placement offering. On February 11, 2002, we issued an additional $10.0 million par value of the senior convertible debentures through the additional purchase option. The senior convertible debentures accrue interest at an initial annual rate of 3.5% which will be reset (but not below the initial rate of 3.50% or above 5.25%) on August 1, 2007, August 1, 2012 and August 1, 2016. Interest is

payable semi-annually in arrears, beginning August 1, 2002. The senior convertible debentures will mature in 2022 and are convertible into shares of our common stock at a fixed conversion price of $38.87. On or after February 5, 2005, we may redeem for cash all or part of the debentures that have not been previously converted at the redemption prices set forth in the purchase agreement. Holders may require us to repurchase for cash all or part of their debentures on February 1, 2008, February 1, 2013 or February 1, 2017 at a price equal to 100% of the principal amount of the debentures plus accrued interest. In addition, upon a change in control of our company occurring on or prior to February 1, 2022, each holder may require us to repurchase all or a portion of such holder's debentures for cash. In 2002, we used a portion of the net proceeds from the senior convertible debenture offering to retire all of the 13.5% senior subordinated notes through a tender offer.

        On July 25, 2001, we consummated a public offering of 2,000,000 shares of our common stock at a price of $29.00 per share. In the offering, 6,000,000 shares of common stock were sold by existing shareholders. On July 20, 2001, existing shareholders sold an additional 724,700 shares of common stock through the exercise of the over-allotment option. We received net proceeds of approximately $54.5 million, which we used to repay a portion of our indebtedness and retire obligations incurred in connection with acquisitions made in 2001.

        On March 21, 2001, we consummated a public offering of 3,500,000 shares of our common stock at a price of $19.00 per share. In the offering, 4,550,000 shares of common stock, which included the exercise of the underwriters' over-allotment option of 1,050,000 shares, were also sold by existing shareholders. We received net proceeds of approximately $62.2 million, which we used to repay a portion of our indebtedness and retire obligations incurred in connection with acquisitions made in 2001.

        Effective January 2, 2003, we acquired an additional 19% of the equity (404,321 common shares) of our 66% equity joint venture company, Charles River Japan, from Ajinomoto Company, Inc. The purchase price for the equity was 1.3 billion yen, or $10.4 million, which was paid in cash. We are in the process of estimating the fair value of the incremental net assets acquired.

        Historically, our senior secured credit facilities have also provided liquidity. However, during 2002, we repaid our outstanding senior secured term loan facilities and terminated our revolving credit facility. We are currently negotiating a $100-125 million line of credit, which we expect to close in March 2003. As a result of the termination of our revolving credit facility, we were required to transfer $5 million into a separate bank account to support outstanding letters of credit. This amount is reported as restricted cash in our consolidated financial statements. As of December 28, 2002 and December 29, 2001, we had approximately $4.1 million and $2.5 million, respectively, outstanding under letters of credit.

        Additionally, we are pursuing the sale of certain assets associated with our contract production business which should have a favorable, but immaterial, effect on 2003 cash flow. As consideration for the BioLabs acquisition, we will pay $1.8 million to certain former shareholders of BioLabs over a three-year period, of which $0.6 million is due in 2003. In 2003, we expect capital expenditures, pension contributions and dividends paid to minority interests to be consistent with prior years.

        We anticipate that our operating cash flows will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due. We currently intend to retain any earnings to finance future operations and expansion. However, Charles River Laboratories International, Inc. is a holding company with no operations or assets other than its ownership of 100% of the common stock of its subsidiary, Charles River Laboratories, Inc. We have no source of liquidity other than dividends from our subsidiary.

Fiscal 2002 Compared to Fiscal 2001

        Cash and cash equivalents totaled $122.5 million at December 28, 2002, compared to $58.3 million at December 29, 2001.

        Net cash provided by operating activities in 2002 and 2001 was $133.7 million and $71.3 million, respectively. The increase in cash provided by operations was primarily a result of improved performance during 2002 and our reduction of accounts receivable. Our days sales outstanding decreased to 64 days as of December 28, 2002, from 74 days as of December 29, 2001, primarily due to improved collection efforts.

        Net cash used in investing activities in 2002 and 2001 was $78.9 million and $91.9 million, respectively. The net cash used in investing activities in 2002 represented cash of $42.5 million used to acquire BioLabs and Springborn and capital expenditures of $37.5 million. This compared to 2001 during which we used net cash of $55.3 million to acquire PAI, Primedica and GMI and $36.4 million for capital expenditures.

        Net cash provided by financing activities in 2002 and 2001 was $5.2 million and $47.2 million, respectively. During 2002, we issued $185.0 million par value of senior convertible debentures. We used $79.7 million of the proceeds to repay all of the 13.5% senior subordinated notes. During 2002, we used $68.6 million to repay our outstanding senior secured credit facilities. This compared to 2001 when net cash included $116.7 million of proceeds from our public offerings and $40 million from our bank financing, partially offset by repayment of debt.

        Minimum future payments of our contractual obligations at December 28, 2002 are as follows:

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt	$195.3	$2.9	$5.7	$1.4	$185.3
Interest payments	125.7	7.0	13.9	13.5	91.3
Capital lease obligations	0.5	0.5	—	—	—
Operating leases	38.8	10.6	15.4	11.2	1.6
Unconditional purchase obligations	5.1	2.3	2.8	—	—

Total contractual cash obligations	$365.4	$23.3	$37.8	$26.1	$278.2

Fiscal 2001 Compared to Fiscal 2000

        Cash and cash equivalents of the Company totaled $58.3 million at December 29, 2001 compared with $33.1 million at December 30, 2000. Our principal sources of liquidity were cash flows from operations and proceeds from our public offerings.

        Net cash provided by operating activities in 2001 and 2000 was $71.3 million and $33.8 million respectively. The increase in cash provided by operations was primarily a result of improved performance during 2001.

        Net cash used in investing activities in 2001 and 2000 was $91.9 million and $14.6 million, respectively. The increase in cash used was a result of our business acquisitions. During 2001, we used net cash of $55.3 million to acquire PAI, Primedica and GMI. In the first quarter of 2000, we used net cash of $6.0 million to acquire an additional 16% of equity in Charles River Japan. Also, in order to grow our existing businesses, we incurred capital expenditures in 2001 and 2000 of $36.4 million and $15.6 million, respectively.

        Net cash provided by financing activities in 2001 and 2000 was $47.2 million and $0.8 million, respectively. During 2001, we consummated two follow-on stock offerings which provided $116.7 million in net proceeds. We used $104.5 million of the proceeds to repay portions of our existing debt and capital lease obligations. Also the Company received $40.0 million from our bank financing which was used in the purchases of PAI and Primedica.

Recent Accounting Pronouncements

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amended SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends SFAS No. 123 disclosure requirements to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual disclosure requirements of SFAS No. 123 are effective for us as of December 28, 2002 and the interim disclosure requirements will be effective during the first quarter of fiscal year 2003. As permitted under both SFAS No. 123 and SFAS No. 148, we continue to follow the intrinsic value method of accounting under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees."

        On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation. FIN 45 is applicable to guarantees that encompass guarantees based on changes in an underlying asset, liability or equity security, guarantees that are made on behalf of another entity's performance, certain indemnification agreements and indirect guarantees of the indebtedness of others. The recognition and measurement provisions of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for reporting periods ending after December 15, 2002. We have made the required disclosures in the consolidated financial statements as of December 28, 2002 and are in the process of assessing the impact of FIN 45 recognition and measurement provisions on the consolidated financial statements.

        In November 2002, the Emerging Issues Task Force (EITF) reached final consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of a vendor's accounting for arrangements under which it will perform multiple revenue-generating activities. It provides additional guidance as to how revenue should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 is effective prospectively for revenue arrangements entered into during fiscal periods beginning after June 15, 2003. We are in the process of assessing the impact of EITF Issue No. 00-21 on our consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. In periods subsequent to the initial measurement, changes to the liability resulting from a revision to either the timing or the amount of estimated cash flows shall be recognized as an adjustment to the liability in the period of the change. The provisions of SFAS No. 146 will be effective for us prospectively for exit or disposal activities initiated after December 28, 2002. We are in the process of assessing the impact of SFAS No. 146 on our consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. This provision of SFAS No. 145 will be effective for the Company as of the beginning of fiscal year 2003. The Company expects to reclassify losses on extinguishment of debt that have been classified as an extraordinary item in prior periods presented.

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective fiscal 2003. The Company believes adoption of this standard will not have a material effect on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        Certain of our financial instruments are subject to market risks, including interest rate risk and foreign currency exchange rates.

        The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates rise and decrease as interest rates fall. In addition, the fair value of our senior convertible debentures would be impacted by our stock price. The estimated fair value of our long-term debt at December 28, 2002 was $236.7 million. Fair values were determined from available market prices, using current interest rates and terms to maturity.

        During 2002, we terminated our revolving credit facility and repaid all of our variable-rate term loans. Our senior convertible debentures accrue interest at an initial rate of 3.50%, which will be reset (but not below the initial rate of 3.50% or above 5.25%) on August 1, 2007, August 1, 2012 and August 1, 2016. Fluctuations in interest rates will not affect the interest payable on the senior convertible debentures, which is fixed through August 1, 2007.

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

Item 8. Financial Statements and Supplementary Data

INDEX

Page
Consolidated Financial Statements:
Report of Independent Accountants	37
Consolidated Statements of Income for the years ended December 28, 2002, December 29, 2001 and December 30, 2000	38
Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001	39
Consolidated Statements of Cash Flows for the years ended December 28, 2002, December 29, 2001 and December 30, 2000	40
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 28, 2002, December 29, 2001 and December 30, 2000	41
Notes to Consolidated Financial Statements	42
Financial Statement Schedules:
Schedule II. Valuation and Qualifying Accounts	77
Supplementary Data:
Quarterly Information (Unaudited)	78

Report of Independent Accountants

To the Board of Directors and Shareholders of
Charles River Laboratories International, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Charles River Laboratories International, Inc. and its subsidiaries at December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and changed its method of accounting for goodwill and other intangible assets as of December 30, 2001.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 3, 2003

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	Fiscal Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Net sales related to products	$291,622	$251,259	$229,217
Net sales related to services	263,007	214,371	77,368

Total net sales	554,629	465,630	306,585
Costs and expenses
Cost of products sold	164,442	147,354	136,161
Cost of services provided	181,204	151,025	50,493
Selling, general and administrative	83,303	68,315	51,204
Amortization of goodwill and other intangibles	3,414	8,653	3,666

Operating income	122,266	90,283	65,061
Other income (expense)
Interest income	2,120	1,493	1,644
Interest expense	(11,205)	(22,797)	(40,691)
Other income and expense	1,222	500	71

Income before income taxes, minority interests, earnings from equity investments and extraordinary item	114,403	69,479	26,085
Provision for income taxes	43,572	27,095	7,837

Income before minority interests, earnings from equity investments and extraordinary item	70,831	42,384	18,248
Minority interests	(2,784)	(2,206)	(1,396)
Earnings from equity investments	316	472	1,025

Income before extraordinary item	68,363	40,650	17,877
Extraordinary loss, net of tax benefit of $11,651, $2,823 and $15,670, respectively	(18,231)	(5,243)	(29,101)

Net income (loss)	$50,132	$35,407	$(11,224)

Earnings per common share before extraordinary item
Basic	$1.53	$0.99	$0.64
Diluted	$1.42	$0.92	$0.56
Earnings (loss) per common share after extraordinary item
Basic	$1.12	$0.86	$(0.40)
Diluted	$1.06	$0.80	$(0.35)

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 28, 2002	December 29, 2001
Assets
Current assets
Cash and cash equivalents	$122,509	$58,271
Restricted cash	5,000	—
Trade receivables, less allowances of $1,540 and $2,119, respectively	94,245	98,478
Inventories	43,892	39,056
Other current assets	12,446	14,349

Total current assets	278,092	210,154
Property, plant and equipment, net	187,875	155,919
Goodwill, net	96,532	52,087
Other intangibles, net	34,204	38,287
Investments in affiliates	—	3,002
Deferred tax asset	80,884	87,781
Other assets	23,757	24,132

Total assets	$701,344	$571,362

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$13,084	$13,868
Accrued compensation	31,825	25,736
Deferred income	27,029	22,210
Accrued liabilities	28,357	28,899
Accrued income taxes	7,036	4,048
Other current liabilities	6,038	3,771

Total current liabilities	113,369	98,532
Long-term debt	192,420	155,506
Capital lease obligations	64	361
Accrued ESLIRP	11,195	11,383
Other long-term liabilities	8,353	3,082

Total liabilities	325,401	268,864

Commitments and contingencies (Note 13)
Minority interests	18,567	12,988
Shareholders' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized 45,218,693 and 44,189,650 shares issued and outstanding at December 28, 2002 and December 29, 2001, respectively	452	442
Capital in excess of par value	601,728	588,909
Retained earnings (deficit)	(233,036)	(283,168)
Loans to officers	—	(341)
Unearned compensation	(2,201)	(316)
Accumulated other comprehensive income	(9,567)	(16,016)

Total shareholders' equity	357,376	289,510

Total liabilities and shareholders' equity	$701,344	$571,362

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Cash flows relating to operating activities
Net income (loss)	$50,132	$35,407	$(11,224)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,986	27,175	16,766
Amortization of debt issuance costs and discounts	1,741	1,403	2,104
Non-cash compensation	1,002	52	—
Accretion of debenture and discount on note	—	—	6,500
Provision for doubtful accounts	(25)	1,550	214
Extraordinary loss, net of tax	18,231	5,243	29,101
Earnings from equity investments	(316)	(472)	(1,025)
Minority interests	2,784	2,206	1,396
Deferred income taxes	11,260	17,190	(887)
Windfall tax benefit from exercises of employee stock options	4,669	1,891	—
Loss on disposal of property, plant and equipment	3,526	1,118	1,243
Other non-cash items	—	—	(1,021)
Changes in assets and liabilities
Restricted cash	(5,000)	—	—
Trade receivables	11,739	(28,037)	(1,114)
Inventories	(1,645)	(3,762)	(2,343)
Other current assets	2,450	(730)	860
Other assets	772	(2,163)	(4,837)
Accounts payable	(3,753)	312	(1,141)
Accrued compensation	3,792	4,467	6,757
Deferred income	5,170	10,241	(2,420)
Accrued liabilities	(6,943)	(2,377)	(467)
Accrued income taxes	2,990	916	(619)
Other current liabilities	3,009	(613)	(5,556)
Accrued ESLIRP	(188)	1,267	1,801
Other long-term liabilities	4,276	(986)	(320)

Net cash provided by operating activities	133,659	71,298	33,768

Cash flows relating to investing activities
Capital expenditures	(37,543)	(36,406)	(15,565)
Acquisition of businesses, net of cash acquired	(42,498)	(55,265)	(6,011)
Proceeds from sale of property, plant and equipment	1,156	—	—
Contingent payments for prior year acquisitions	—	(250)	—
Proceeds from sale of animal colony	—	—	7,000

Net cash used in investing activities	(78,885)	(91,921)	(14,576)

Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	188,922	41,915	—
Payments on long-term debt and payments on revolving credit facility	(157,739)	(104,462)	(202,632)
Premium paid for early retirement of debt	(23,886)	(3,841)	(31,532)
Payments of deferred financing costs	(6,123)	(984)	(694)
Payments on capital lease obligations	(143)	(4,202)	(324)
Proceeds from issuance of common stock, net of transaction fees	—	116,691	235,964
Proceeds from exercises of employee stock options	3,137	1,380	—
Proceeds from exercise of warrants	2,136	883
Dividends paid to minority interests	(1,470)	(729)	—
Repayment of officer loans	341	579	—

Net cash provided by financing activities	5,175	47,230	782

Effect of exchange rate changes on cash and cash equivalents	4,289	(1,465)	(1,855)

Net change in cash and cash equivalents	64,238	25,142	18,119
Cash and cash equivalents, beginning of year	58,271	33,129	15,010

Cash and cash equivalents, end of year	$122,509	$58,271	$33,129

Supplemental cash flow information
Cash paid for interest	$9,569	$21,470	$37,638
Cash flows relating to operating activities
Cash paid for taxes	$15,893	$5,868	$8,539

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Loans to Officers	Unearned Compensation
Balance at December 25, 1999	$(109,946)	$(307,351)	$(8,813)	$198	$206,940	$(920)	$—

Components of comprehensive income, net of tax:
Net loss	$(11,224)	$(11,224)	$—	$—	$—	$—	$—
Foreign currency translation	(2,558)	—	(2,558)	—	—	—	—
Minimum pension liability adjustment	(1,033)	—	(1,033)	—	—	—	—

Total comprehensive income	(14,815)	—	—	—	—	—	—

Deferred tax asset	(4,537)	—		—	(4,537)	—	—
Issuance of common stock	235,964	—		161	235,803	—	—
Redeemable common stock classified outside of equity	13,198	—	—	—	13,198	—	—

Balance at December 30, 2000	$119,864	$(318,575)	$(12,404)	$359	$451,404	$(920)	$—

Components of comprehensive income, net of tax:
Net income	$35,407	$35,407	$—	$—	$—	$—	$—
Foreign currency translation	(3,550)	—	(3,550)	—	—	—	—
Minimum pension liability adjustment	(62)	—	(62)	—	—	—	—

Total comprehensive income	31,795	—	—	—	—	—	—

Issuance of common stock	116,691	—	—	55	116,636	—	—
Exercise of stock options	1,380	—	—	2	1,378	—	—
Windfall tax benefit from exercise of stock options	1,891	—	—	—	1,891	—	—
Exercise of warrants	883	—	—	19	864	—	—
Issuance of restricted stock related to business acquisitions	16,375	—	—	7	16,368	—	—
Issuance of restricted stock to employees	—	—	—	—	368	—	(368)
Amortization of unearned compensation	52	—	—	—	—	—	52
Repayment of officer loans	579	—	—	—	—	579	—

Balance at December 29, 2001	$289,510	$(283,168)	$(16,016)	$442	$588,909	$(341)	$(316)

Components of comprehensive income, net of tax:
Net income	$50,132	$50,132	$—	$—	$—	$—	$—
Foreign currency translation	5,892	—	5,892	—	—	—	—
Minimum pension liability adjustment	557	—	557	—	—	—	—

Total comprehensive income	56,581	—	—	—	—	—	—

Exercise of stock options	3,137	—	—	4	3,133	—	—
Windfall tax benefit from exercise of stock options	4,669	—	—	—	4,669	—	—
Exercise of warrants	2,136	—	—	5	2,131	—	—
Issuance of restricted stock to employees	—	—	—	1	2,886	—	(2,887)
Amortization of unearned compensation	1,002	—	—	—	—	—	1,002
Repayment of officer loans	341	—	—	—	—	341	—

Balance at December 28, 2002	$357,376	$(233,036)	$(9,567)	$452	$601,728	$—	$(2,201)

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amount)

1. Description of Business and Summary of Significant Accounting Policies

  Description of Business

        Charles River Laboratories International, Inc. (together with its subsidiaries, the Company) is a holding company with no operations or assets other than its ownership of 100% of the outstanding common stock of Charles River Laboratories, Inc.(CRL) The Company is a leading provider of critical research tools and integrated support services that enable innovative and efficient drug discovery and development. The Company's fiscal year is the twelve-month period ending the last Saturday in December. On June 5, 2000, a 1.927-to-1 exchange of stock was approved by the Board of Directors of the Company in connection with the Company's initial public offering (Note 2). This exchange of stock was effective June 21, 2000. All earnings per common share amounts, references to common stock and shareholders' equity have been restated as if the exchange of stock had occurred as of the earliest period presented.

  Principles of Consolidation

        The consolidated financial statements include all majority-owned subsidiaries. Intercompany accounts, transactions and profits are eliminated. Affiliated companies over which the Company does not have the ability to exercise control are accounted for using the equity method (Note 12). Results for three majority-owned subsidiaries are recorded on a one- month lag basis. There were no material transactions or events for these subsidiaries between the reporting date and December 28, 2002.

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

  Restricted Cash

        Restricted cash consists of cash reserved to support outstanding letters of credit. The Company was required to restrict $5,000 of cash as a result of the termination of the revolving credit facility in 2002, which previously supported the outstanding letters of credit.

  Allowance for Doubtful Accounts

        The Company establishes an allowance for doubtful accounts which it believes is adequate to cover anticipated losses on the collection of all outstanding trade receivable balances. The adequacy of the doubtful account allowance is based on historical information, a review of major customer accounts receivable balances and management's assessment of current economic conditions. The Company reassesses the allowance for doubtful accounts each period.

  Inventories

        Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Costs for large animals are accumulated in inventory until the animals are sold.

  Property, Plant and Equipment

        Property, plant and equipment, including improvements that significantly add to productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed as incurred. Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: buildings, 20 to 40 years; machinery and equipment, 2 to 20 years; furniture and fixtures, 5 to 7 years; vehicles, 2 to 4 years; and leasehold improvements, the shorter of estimated useful life or the lease periods.

  Goodwill and Other Intangible Assets

        Effective at the beginning of fiscal year 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separate intangible assets that have finite useful lives continue to be amortized over their estimated useful lives.

        SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the year of adoption. The second step of the impairment test measures the amount of the impairment loss. The Company completed the transitional and annual impairment tests in 2002 and concluded there was no impairment of goodwill. Intangible assets deemed to have an indefinite life are tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset. These transitional and annual impairment tests were completed during 2002 and the Company concluded there was no impairment of identifiable intangible assets with indefinite useful lives.

  Other Assets

        Other assets consist primarily of the cash surrender value of life insurance policies and a defined benefit plan pension asset.

  Impairment of Long-Lived Assets

        The Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," in 2002. The Company evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposal are less than its carrying amount. In such instances, the carrying value of long-lived assets is reduced to the estimated fair value, as determined using an appraisal or discounted cash flow, as appropriate.

  Stock-Based Compensation Plans

        As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25." Also, the Company accounts for variable restricted stock grants under the provisions of FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Options Award Plans." The Company recognizes compensation expenses for fixed and variable restricted stock grants over the restriction period.

        SFAS No. 123 requires the presentation of certain pro forma information as if the Company had accounted for its employee stock options under the fair value method. For purposes of this disclosure, the fair value of the fixed option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for option grants:

Risk-free interest rate	4.13%
Volatility factor	51.24%
Weighted average expected life (years)	6

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. However, for each period presented, management believes the Black-Scholes model is the most appropriate option valuation model. The weighted average Black-Scholes fair value for the 2002, 2001 and 2000 grants was $17.62, $17.59 and $8.98, respectively.

        Had compensation expense for the Company's option grants been determined consistent with the provision of SFAS No. 123, the Company's net income (loss) for the years ended December 28, 2002,

December 29, 2001, and December 30, 2000 would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000
Reported net income (loss)	$50,132	$35,407	$(11,224)
Add: Stock-based employee compensation included in reported net income, net of tax	616	32	—
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(6,204)	(4,164)	(1,356)

Pro forma net income (loss)	$44,544	$31,275	$(12,580)

Reported basic earnings (loss) per share	$1.12	$0.86	$(0.40)
Pro forma basic earnings (loss) per share	$1.00	$0.76	$(0.45)
Reported diluted earnings (loss) per share	$1.06	$0.80	$(0.35)
Pro forma diluted earnings (loss) per share	$0.95	$0.71	$(0.40)

  Revenue Recognition

        The Company recognizes revenue on product and service sales.

        The Company recognizes revenue related to its products, which include research models, in vitro technology and vaccine support products in accordance with the SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Revenue is recorded when persuasive evidence of an arrangement exists, generally in the form of customer purchase orders, title and risk of loss has transferred, which occurs upon delivery of the products, the sales price is fixed and determinable and collectibility is reasonably assured. These recognition criteria are met at the time the product is delivered to the customer's site. Product sales are recorded net of returns at the time revenue is recognized.

        The Company's service revenue is comprised of toxicology, pathology, laboratory and transgenic services and contract staffing and is generally evidenced by customer contracts. Toxicology services provide highly specialized studies to evaluate the safety and toxicity of new pharmaceutical compounds and materials used in medical devices. Pathology services provide the ability to identify and characterize pathologic changes within tissues and cells in determining the safety of a new compound. Laboratory services monitor and analyze health and genetics of research models used in research protocols. Transgenic services include validating, maintaining, breeding and testing research models for biomedical research activities. Contract staffing services provides management of animal care operations on behalf of government, academic, pharmaceutical and biotechnology organizations.

        The toxicology and pathology services arrangements typically range from one to six months but can range up to approximately 24 months in length. These agreements are negotiated for a fixed fee. Laboratory service arrangements are generally completed within a one-month period and are also of a fixed fee nature. Transgenic services and contract staffing are of a longer-term nature, from six months to five years, and are billed at agreed upon rates as specified in the contract. The Company records service revenue in accordance with SAB No. 101.

        The Company's service revenues are recognized upon the Company's completion of the agreed upon performance criteria. These performance criteria are generally in the form of either study protocols or specified activities or procedures which the Company is engaged to perform. These criteria are established by the Company's customers and do not contain acceptance provisions which are based upon the achievement of certain study or laboratory testing results.

        Unbilled and deferred revenue is recognized in the consolidated balance sheets based on the difference between the levels of services performed and the billing arrangements specified in the Company's service contracts.

  Guarantees

        The Company includes standard indemnification provisions in its customer contracts. Customer contracts also include standard provisions limiting the Company's liability under such contracts, including the Company's indemnification obligations, with certain exceptions.

  Fair Value of Financial Instruments

        The carrying amounts of the Company's significant financial instruments, which include accounts receivable and accounts payable, approximate their fair values at December 28, 2002 and December 29, 2001. The fair value of the Company's financing instruments (Note 3) was $236,721 at December 28, 2002.

  Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the Company's assets and liabilities.

  Foreign Currency Translation

        In accordance with SFAS No. 52, "Foreign Currency Translation," the financial statements of all non-U.S. subsidiaries are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and shareholders' equity at historical exchange rates. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income in the accompanying balance sheet. Exchange gains and losses on foreign currency transactions are recorded as other income or expense. The Company recorded exchange gains of $1,222 and $36 in 2002 and 2001, respectively, and an exchange loss of $319 in 2000.

  Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables from customers in the pharmaceutical and biotechnology industries. As these industries have experienced significant growth and the customers are predominantly well established and viable, the Company believes its exposure to credit risk to be minimal.

  Stockholders' Equity

        Retained earnings includes approximately $2,000 of accumulated earnings which are restricted due to statutory requirements in the local jurisdiction of a foreign subsidiary as of December 28, 2002 and December 29, 2001.

  Comprehensive Income

        The Company accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." As it relates to the Company, comprehensive income is defined as net income plus the sum of the change in currency translation adjustments and the changes in the minimum pension liabilities (collectively, other comprehensive income) and is presented in the Consolidated Statements of Changes in Shareholders' Equity, net of tax.

  Pension Obligations

        The Company recognizes obligations associated with its defined benefit pension plans in accordance with SFAS No. 87 "Employers Accounting for Pensions." Assets, liabilities and expenses are calculated by accredited independent actuaries. As required by SFAS No. 87, the Company is required to make certain assumptions (Note 10) to value the plan assets and liabilities. These assumptions are reviewed annually, or whenever otherwise required by SFAS No. 87, based on reviews of current plan information and consultations with independent investment advisors and actuaries. The selection of assumptions requires a high degree of judgment and may materially change from period to period. The Company does not offer other defined benefits associated with post-retirement benefit plans other than pensions.

  Restructuring Costs

        The Company recognizes obligations associated with restructuring activities in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and SAB No. 100, "Restructuring and Impairment Charges." The overall purpose of the Company's restructuring actions is to lower overall operating costs and improve profitability by reducing excess capacities. Restructuring charges (Note 5) are recorded in selling, general and administrative expenses in the period the plan was approved by the Company's senior management and, where material, the Company's Board of Directors. As of January 1, 2003, the Company will adopt SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue No. 94-3.

  Earnings Per Share

        Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding adjusted for contingently issuable shares. Diluted earnings per common share is calculated by adjusting the weighted average number of common shares outstanding to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued (Note 6).

  New Accounting Pronouncements

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends SFAS No. 123 disclosure requirements to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual disclosure requirements of SFAS No. 123 are effective for the Company as of December 28, 2002 and the interim disclosure requirements will be effective during its first quarter of fiscal year 2003. As permitted under both SFAS No. 123 and SFAS No. 148, the Company continues to follow the intrinsic value method of accounting under APB No. 25, "Accounting for Stock Issued to Employees."

        On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation. FIN 45 is applicable to guarantees that encompass guarantees based on changes in an underlying asset, liability or equity security, guarantees that are made on behalf of another entity's performance, certain indemnification agreements and indirect guarantees of the indebtedness of others. The recognition and measurement provisions of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for reporting periods ending after December 15, 2002. The Company has made the required disclosures in the consolidated financial statements as of December 28, 2002 and is in the process of assessing the impact of FIN 45 recognition and measurement provisions on its consolidated financial statements.

        In November 2002, the EITF reached final consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of a vendor's accounting for arrangements under which it will perform multiple revenue-generating activities. It provides additional guidance as to how revenue should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 is effective prospectively for revenue arrangements entered into during fiscal periods beginning after June 15, 2003. The Company is in the process of assessing the impact of EITF Issue No. 00-21 on its consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. In periods subsequent to the initial measurement, changes to the liability resulting from a revision to either the timing or the amount of estimated cash flows shall be recognized as an adjustment to the liability in the period of the change. The provisions of SFAS No. 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 28, 2002. The Company is in the process of assessing the impact of SFAS No. 146 on its consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. This provision of SFAS No. 145 will be effective for the Company as of the beginning of fiscal year 2003. The Company expects to reclassify losses on extinguishment of debt that have been classified as an extraordinary item in prior periods presented.

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective fiscal 2003. The Company believes adoption of this standard will not have a material effect on its consolidated financial statements.

  Reclassifications

        Certain amounts in prior year financial statements and related notes have been reclassified to conform with current year presentation. These reclassifications have no impact on previously reported net income (loss) or cash flow.

2. Public Offerings

        On July 25, 2001, the Company consummated a public offering of 8,000,000 shares of common stock at a price of $29.00 per share. The Company issued 2,000,000 shares of common stock and existing shareholders sold 6,000,000 shares. On July 30, 2001, existing shareholders sold an additional 724,700 shares of common stock through the exercise of the overallotment option. The Company received proceeds of $54,469, net of the underwriters' commission and offering costs.

        On March 21, 2001, the Company consummated a public offering of 8,050,000 shares of common stock at a price of $19.00 per share. The Company issued 3,500,000 shares of common stock and existing shareholders sold 4,550,000 shares, which included the exercise of the underwriters' over-allotment option of 1,050,000 shares. The Company received proceeds of $62,222, net of the underwriters' commission and offering costs.

        On June 28, 2000, the Company consummated an initial public offering (the IPO) of 16,100,000 shares of its common stock at a price of $16.00 per share. The number of shares includes the exercise of an over-allotment option by the underwriters. The Company received proceeds of $235,964, net of underwriters' commissions and offering costs. Proceeds from the IPO were used to repay a portion of the Company's existing debt as described below.

        The sources and uses of cash from our 2001 public offerings and the 2000 IPO are as follows:

	2001 Offerings		2000 IPO
Sources of Funds:
Proceeds from offerings	$124,500		$257,600
Cash on hand	—		300

	$124,500		$257,900

Uses of Funds:
Repayment of senior subordinated notes	$21,403	*	$59,588	*
Repayment of subordinated discount notes	—		46,884
Repayment of senior discounted debentures	—		66,792	*
Repayment of term loan A	11,500		14,500
Repayment of term loan B	34,500		43,500
Repayment of term loan C	11,500		—
Repayment of revolving credit facility	17,000		5,000
Repayment of convertible note	9,210	*	—
Repayment of other debt and early paydown of capital lease obligations	11,578		—
Transaction fees and expenses	7,809		21,636

	$124,500		$257,900

*
Includes issuance discount and premiums on early repayments

3. Long-Term Debt

        In connection with the acquisition of Springborn Laboratories, Inc. (Springborn) (Note 4), the Company entered into a $6,000 three-year unsecured subordinated note. The note is payable in three equal annual installments of principal, together with interest accrued in arrears commencing on October 1, 2003. Interest is payable based on the one month LIBOR rate plus 1%, which was 2.81% at December 28, 2002.

        On September 26, 2002, the Company terminated its revolving credit facility. As of the termination date, there were no amounts due under the revolving credit facility. The Company recorded an extraordinary loss before tax of $613 due to the write-off of deferred financing costs. The extraordinary loss was recorded in the accompanying consolidated financial statements net of a tax benefit of $236. As a result of this termination, the Company was required to transfer $5,000 into a separate bank account to support outstanding letters of credit. This amount is reported as restricted cash in the accompanying consolidated financial statements. As of December 28, 2002 and December 29, 2001, the Company had $4,708 and $2,463 under letters of credit outstanding, respectively.

        On May 29, 2002, the Company repaid all of the outstanding senior secured term loan facilities, including a $14,000 term loan A facility, a $41,100 term loan B facility and a $13,500 term loan C facility. The Company recorded an extraordinary loss before tax of $1,790 due to the write-off of deferred financing costs. The extraordinary loss was recorded in the accompanying consolidated financial statements net of a tax benefit of $698.

        On February 14, 2002, the Company completed a tender offer for $79,728 par value for all of the 13.5% senior subordinated notes. The Company recorded an extraordinary loss before tax of $27,479, due to the payment of premiums related to the early extinguishment of debt ($23,886) and the write-off of deferred financing costs ($2,726) and issuance discounts ($867). The extraordinary loss was recorded in the accompanying consolidated financial statements net of a tax benefit of $10,717.

        On January 24, 2002, the Company issued $175,000 par value of senior convertible debentures through a private placement offering. On February 11, 2002, the Company issued an additional $10,000 par value of senior convertible debentures through the additional purchase option. The Company received approximately $179,450, net of underwriter discounts. The senior convertible debentures accrue interest at an initial annual rate of 3.5%, which will be reset (but not below the initial rate of 3.50% or above 5.25%) on August 1, 2007, August 1, 2012 and August 1, 2016. Interest is payable semi-annually in arrears, beginning August 1, 2002. The senior convertible debentures will mature in 2022 and are convertible into shares of the Company's common stock at a conversion price of $38.87. This conversion price is subject to adjustment under certain circumstances. On or after February 5, 2005, the Company may redeem for cash all or part of the debentures that have not been previously converted at the redemption prices set forth in the purchase agreement. Holders may require the Company to repurchase for cash all or part of their debentures on February 1, 2008, February 1, 2013 or February 1, 2017 at a price equal to 100% of the par value of the debentures plus accrued interest up to but not including the date of repurchase. In addition, upon a change in control of the Company occurring on or prior to February 1, 2022, each holder may require the Company to repurchase all or a portion of such holder's debentures for cash. The Company used a portion of the net proceeds from the senior convertible debenture offering to retire all of the 13.5% senior subordinated notes through the tender offer discussed above.

        In connection with the 2001 acquisition of Pathology Associates International Corporation (Note 4), the Company entered into a $12,000 callable convertible note. The convertible note had a five-year term and bore interest at 2% per annum. The principal and accrued interest of this convertible note was repaid as of December 28, 2002.

        During fiscal 2001, the Company used a portion of the proceeds from the 2001 offerings (Note 2) to repay debt. The Company recorded an extraordinary loss before tax of $8,066, due to the payment of premiums related to the early extinguishment of debt ($3,841) and the write-off of deferred financing costs ($2,372) and issuance discounts ($1,853). The Company recorded an extraordinary loss in the accompanying consolidated financial statements net of tax benefits of $2,823.

        In connection with the acquisition of an additional 16% of its joint venture company, Charles River Japan, on February 28, 2000 (Note 4), the Company entered into a 400 million yen, or $3,670, three year promissory note with Ajinomoto Co., Inc. The note was denominated in Japanese Yen and translated to U.S. dollars for financial statement purposes. The note bore interest at the long-term prime rate in Japan, and was secured by the additional 16% of equity acquired. The principal and accrued interest of this note was repaid as of December 28, 2002.

        During fiscal 2000, the Company used a portion of the proceeds from the 2000 IPO (Note 2) to repay debt. The Company recorded an extraordinary loss before tax of $44,771 due to the payment of premiums relating to the early extinguishment of debt ($31,532) and the write-off of issuance discounts ($8,537) and deferred financing costs ($5,226), offset by a book gain of $524 on the subordinated discount note. The Company recorded an extraordinary loss in the accompanying consolidated financial statements net of a tax benefit of $15,670.

        Long term debt consists of the following:

	December 28, 2002	December 29, 2001
Senior convertible debentures, original principal amount of $185,000, convertible into common stock at a price of $38.87, interest payable semi-annually in arrears beginning August 1, 2002, at an initial and current annual rate of 3.5% at December 28, 2002, matures February 1, 2022	$185,000	$—
Unsecured subordinated note, original principal of $6,000 payable in three equal annual installments commencing October 1, 2003 with interest due in arrears, interest based on LIBOR plus 1%, 2.81% at December 28, 2002	6,000	—
Senior subordinated notes, original principal amount of $150,000, due October 1, 2009, interest payable semi-annually in arrears at a fixed rate of 13.5% per annum	—	78,852
Senior secured credit facilities:
Term loan A facility, original principal amount of $40,000, due October 1, 2005, interest payable quarterly in arrears at either a base rate or LIBOR plus 1.75%	—	14,000
Term loan B facility, original principal amount of $120,000, due October 1, 2007, interest payable quarterly in arrears at either a base rate plus 2.50% or LIBOR plus 3.75%	—	41,100
Term loan C facility, original principal amount of $25,000, due October 14, 2007, interest payable quarterly in arrears at either a base rate or LIBOR plus 3.25%	—	13,500
Secured promissory note, principal and interest payable monthly, interest fixed at 10.5%, matures June 2007, secured by real estate	2,997	3,552

Callable convertible note, original principal amount of $12,000, quarterly principal payments of $600, interest due in arrears fixed at 2% per annum, balance convertible into common stock under certain conditions at $23.38.	—	2,536
Secured balloon promissory note, interest based on long-term Japan rate, secured by additional 16% equity acquired on February 28, 2000, original principal amount of $3,670, due February 28, 2003.	—	1,556
Secured promissory note, principal and interest payable semi-annually, interest fixed at 2.6%, matures March 25, 2006, secured by real estate	696	836
Other long-term debt, represents secured and unsecured promissory notes, interest rates between 5.5% and 16.5% at December 28, 2002, maturing between December 2004 and July 2012.	588	333

Total debt	195,281	156,265
Less: current portion of long-term debt	(2,861)	(759)

Long-term debt	$192,420	$155,506

        Minimum future principal payments of long-term debt at December 28, 2002 are as follows:

Fiscal Year
2003	$2,861
2004	2,838
2005	2,911
2006	748
2007	640
Thereafter	185,283

Total	$195,281

        As part of the recapitalization in 1999, the Company issued to the DLJ Merchant Banking Partner II, L.P. (DLJMB) and affiliated funds and other investors senior discount debentures with detachable warrants (the DLJMB Warrants) for $37,600. The Company has estimated the fair value of the warrants to be $8,478 and allocated the $37,600 of proceeds between the discount debentures ($29,122) and the warrants ($8,478). The senior discount debentures were repaid in full during the third quarter of 2000. The portion of the proceeds allocated to the DLJMB Warrants will entitle the holders thereof to purchase one share of common stock of the Company at an exercise price of not less than $0.01 per share subject to customary anti-dilution provisions and other customary terms. The DLJMB Warrants are exercisable at any time through April 1, 2010. As of December 28, 2002 and December 29, 2001, there were 0 and 97,387 DLJMB Warrants outstanding, respectively.

        Also, as part of the recapitalization transaction, the Company issued 150,000 units, each comprised of a $1,000 senior subordinated note and a warrant to purchase 7.596 shares of common stock of the Company for total proceeds of $150,000. As discussed above, the senior subordinated notes were fully repaid on February 14, 2002. The Company allocated the $150,000 offering proceeds between the senior subordinated notes ($147,872) and the warrants ($2,128), based upon the estimated fair value. The portion of the proceeds allocated to the warrants is reflected as capital in excess of par in the accompanying consolidated financial statements. Each warrant entitles the holder, subject to certain conditions, to purchase 7.596 shares of common stock of the Company at an exercise price of $5.19 per share of common stock, subject to adjustment under some circumstances. Upon exercise, the holders of warrants would be entitled to purchase 558,341 and 969,881 shares of common stock of the Company as of December 28, 2002 and December 29, 2001, respectively. The warrants currently expire on October 1, 2009.

4. Business Acquisitions

        The Company acquired several businesses during the three-year period ended December 28, 2002. The results of operations of the acquired businesses are included in the accompanying consolidated financial statements from the date of acquisition. Significant acquisitions include the following:

        On October 1, 2002, CRL, the Company's wholly-owned subsidiary, acquired 100% of the voting equity interests of privately-held Springborn. Consideration, including acquisition expenses, was $26,452, net of cash acquired of $634. Consideration consisted of $20,452 in cash and $6,000 was paid in the form of a three-year unsecured subordinated note. Springborn provides expertise in short to mid-term toxicology studies. Springborn was acquired to strengthen service offerings of the Company's existing biomedical products and services segment. The acquisition was recorded as a purchase business combination in accordance with SFAS No. 141, "Business Combinations."

        On June 7, 2002, Charles River Europe GmbH, a wholly-owned subsidiary of CRL, acquired 100% of the voting equity interests of privately-held Biological Laboratories Europe Limited (BioLabs). Consideration, including acquisition expenses, was $22,900, net of cash acquired of $2,998. The consideration consisted of $21,012 in cash and $1,888 in future payments, of which approximately $629 is recorded in current liabilities and the remaining amount is recorded in long-term liabilities, which are to be paid to certain former shareholders of BioLabs over a three-year period. BioLabs, located in western Ireland, provides a broad range of services supporting the discovery, development and manufacturing of pharmaceutical, medical devices and animal and human health products. BioLabs was acquired to strengthen the Company's existing biomedical products and services segment by adding new capabilities to service the large and growing global animal health and medical device industry. The acquisition was recorded as a purchase business combination in accordance with SFAS No. 141.

        The final purchase price allocations associated with the 2002 BioLabs and Springborn acquisitions are as follows:

	Springborn	BioLabs
Current assets	$2,506	$1,661
Property, plant and equipment	4,486	7,612
Other non-current assets	—	70
Current liabilities	(4,323)	(1,724)
Non-current liabilities	—	(1,372)

Estimated fair value, net assets acquired	2,669	6,247
Goodwill and other intangibles acquired	23,783	16,653

Consideration, net of cash acquired	$26,452	$22,900

	Springborn	BioLabs	Weighted average amortization life (years)
Customer relationships	$9,500	$4,407	10.0
Trade names and trademarks	—	194	3.0
Other identifiable intangibles	1,100	1,070	5.7
Goodwill	13,183	10,982	—

Total goodwill and other intangibles	$23,783	$16,653	9.3

        In addition to the BioLabs and Springborn acquisitions, the Company acquired two companies during 2002 with an aggregate net purchase price of $1,034.

        On October 2, 2002, the Company entered into an agreement with Proteome Systems, Ltd. (Proteome) to establish a joint venture. The Company owns 80% of the newly established joint venture company, Charles River Proteomics Services, Inc. (Charles River Proteomics), which was initially capitalized with $6,000, consisting of $5,000 in cash and a $1,000 working capital loan provided by the Company and Proteome, in proportion to their equity interests. Proteome has an option exercisable until April 2, 2003 to increase its equity position in Charles River Proteomics to 40%, while the Company has an option exercisable beginning on January 1, 2006 to purchase up to 100% of the equity in Charles River Proteomics based on the fair market value at the time of exercise. Charles River Proteomics was established to strengthen the Company's existing biomedical products and services segment by adding new capabilities in the area of drug discovery and development. The Company began consolidating the operations of Charles River Proteomics from the date of the agreement.

        On August 20, 2002, the Company amended the joint venture agreement for Charles River Mexico, which was accounted for under the equity method. Upon execution of the amendment, the Company gained control over the operations. The Company's ownership percentage of 50.1% did not change as a result of this amendment and no additional contributions were made. The Company began consolidating the operations of Charles River Mexico from the date of the amendment. Upon consolidation, the Company reversed its equity investment of $3,203, and recognized goodwill of $581 and minority interest of $2,587. Results of operations in 2002 were not materially impacted from the consolidation. Charles River Mexico is an extension of the Company's avian business.

        On July 20, 2001, CRL purchased 100% of the common stock of Genetic Models, Inc. (GMI) for cash consideration of $4,000. This acquisition was recorded as a purchase business combination in accordance with SFAS No. 141.

        Effective February 27, 2001, CRL acquired Primedica Corporation (Primedica) for consideration of $51,107, including acquisition expenses. Consideration was comprised of $25,708 of cash, $16,375 of the Company's common stock and $9,024 in assumed debt. This acquisition was recorded as a purchase business combination in accordance with APB No. 16, "Business Combinations."

        On January 8, 2001, CRL purchased 100% of the common stock of Pathology Associates International Corporation (PAI). Consideration of $35,238, including acquisition expenses, was paid with respect to this acquisition, consisting of $25,557 of cash and a $12,000 callable convertible note (Note 3). Consideration of $9,681 was recorded with respect to the convertible note due to an issuance discount. The cash consideration was funded in part through a $15,000 drawdown from the Company's revolving credit facility. This acquisition was recorded as a purchase business combination in accordance with APB No. 16.

        The finalized purchase price allocations associated with the 2001 PAI, Primedica and GMI acquisitions are as follows:

	PAI	Primedica	GMI
Net current assets	$3,126	$4,303	$391
Property, plant and equipment	1,276	24,594	215
Non-current assets	159	35	—
Non-current liabilities	—	(859)	(44)

Estimated fair value, net assets acquired	4,561	28,073	562
Goodwill and other intangibles acquired	30,677	23,034	3,438

Consideration, net of cash acquired	35,238	51,107	4,000
Less: assumed debt	—	(9,024)	—

	$35,238	$42,083	$4,000

	PAI	Primedica	GMI
Workforce*	$2,970	$15,000	$—
Trade names and trademarks	2,000	1,000	—
Customer contracts	2,550	—	—
Standard operating procedures	140	870	—
Research models	—	—	3,438
Other identifiable intangibles	—	599	—
Goodwill	23,017	5,565	—

Total goodwill and other intangibles	$30,677	$23,034	$3,438

*
In connection with the adoption of SFAS No. 141, workforce has been reclassified to goodwill (Note 16).

        Net current assets in the above Primedica purchase price allocation includes a $530 severance liability recorded in accordance with EITF Issue No. 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination." This liability relates to severance benefits to be provided to certain Primedica employees. Approximately $137 and $379 of these severance benefits were paid during 2002 and 2001, respectively. The remaining payments will be made by the end of the first quarter of 2003.

        On February 28, 2000, the Company acquired an additional 16% of the equity (340,840 common shares) of its 50% equity joint venture company, Charles River Japan, from Ajinomoto Co., Inc. (Ajinomoto). The purchase price for the equity was 1.4 billion yen, or $12,844. One billion yen, or $9,174, was paid at closing, and the balance of 400 million yen, or $3,670, was deferred pursuant to a three-year balloon promissory note secured by a pledge of the additional 16% of shares acquired. Effective with the acquisition of this additional interest, the Company had control of, and has consolidated, the operations of Charles River Japan. The estimated fair value of the incremental net assets acquired was $6,207 and goodwill of $6,637 was recorded upon consolidation. Effective January 2, 2003, the Company acquired an additional 19% equity interest in Charles River Japan which increased the Company's ownership interest to 85% (Note 16). Charles River Japan is an extension of the Company's research model business.

        The following selected unaudited pro forma consolidated results of operations are presented as if each of the acquisitions had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments for the amortization of goodwill and related income tax effects. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the companies operated as one during the periods reported. No effect has been given for synergies, if any, that may have been realized through the acquisitions.

	Fiscal Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Net sales	$576,325	$508,631	$443,135
Operating income	125,279	94,018	71,038
Income before extraordinary item	69,509	42,298	17,932
Net income (loss)	51,278	37,055	(11,233)
Earnings per common share before extraordinary item
Basic	$1.55	$1.03	$0.65
Diluted	$1.44	$0.96	$0.57
Earnings (loss) per common share after extraordinary item
Basic	$1.14	$0.90	$(0.40)
Diluted	$1.08	$0.84	$(0.35)

        Refer to Note 6 for further discussion of the method of computation of earnings per share.

        Pro forma net sales related to research models were $223,766, $199,508 and $187,831 for 2002, 2001 and 2000, respectively. Pro forma net sales related to biomedical products and services were $352,559, $309,123 and $255,304 for 2002, 2001 and 2000, respectively. Pro forma operating income related to research models was $70,917, $51,333 and $43,256 for 2002, 2001 and 2000, respectively. Pro forma operating income related to biomedical products and services was $68,911, $49,923 and $29,891 for 2002, 2001 and 2000, respectively. Unallocated corporate overhead was $14,549, $7,238 and $2,109 for 2002, 2001 and 2000, respectively.

5. Restructuring Charges and Disposals

        During the fourth quarter of 2001, the Company recorded pre-tax restructuring charges of $1,788, including asset disposals of $1,041, employee separation of $477 and other charges of $270, associated with the closure of a San Diego, California, facility. The restructuring plan included the severance of approximately 40 employees and the exit of a facility utilized under an operating lease. During 2002, the Company recorded an additional $292 charge relating to the remaining lease obligation at the facility based on the Company's revised estimate of expected sublease income generated over the remaining lease term.

        During the fourth quarter of 2000, the Company recorded pre-tax restructuring charges of $1,290, including asset disposal of $212, associated with the closure of a facility in France. During 2001, the Company recorded additional pre-tax charges of $1,915, which includes a write down of assets held for sale of $400 and additional severance payments and other related expenses of $1,515, relating to the settlement of labor disputes which originated during the first quarter of 2001. Approximately 60 employees were terminated as a result of the restructuring.

        A summary of the activities associated with the above restructuring charges and the related liabilities balance are as follows:

	Employee Separations	Other	Total
December 30, 2000	$993	$85	$1,078
Amounts paid	(1,471)	(180)	(1,651)
Additional charges	1,828	434	2,262

December 29, 2001	$1,350	$339	$1,689
Amounts paid	(1,076)	(243)	(1,319)
Additional charges	—	292	292

December 28, 2002	$274	$388	$662

        The Company has closed both the San Diego facility and the French facility and expects the reserves to be fully utilized by 2004. All terminated employees had separated from the Company by the end of the third quarter of 2002.

        On March 10, 2000, the Company announced the closure of its Shamrock primate import and conditioning business in Small Dole, England. This closure was completed during the second quarter of

2000. Animal sales previously made by Shamrock were not significantly affected by the closure. A charge of $751 related to the closure was recorded in selling, general and administrative expenses in the first quarter of 2000. This reserve was fully utilized in the second quarter of 2000.

        During January 2000, the Company sold a product line within its research model business segment. The selling price of $7,000 approximated the net book value of the underlying assets at the time of the sale. In addition, the Company had approximately $900 of deferred revenue which was related to cash payments received in advance of delivery of research models. Under the terms of the sale agreement, the Company was no longer obligated to ship the research models and, accordingly, recorded this amount as income in the first quarter of 2000.

6. Earnings Per Share

        Basic earnings per share for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 was computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares.

        The weighted average number of common shares outstanding for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share before and after the extraordinary item for these periods.

        Options to purchase 141,624 shares and 715,625 shares were outstanding at December 28, 2002 and December 29, 2001, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. All options and potentially dilutive securities outstanding as of December 30, 2000 have been included because their inclusion has been dilutive.

        The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings per share before and after the extraordinary item:

	Fiscal Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Numerator:
Income before extraordinary item	$68,363	$40,650	$17,877
Extraordinary loss, net of tax benefit	(18,231)	(5,243)	(29,101)

Income (loss) after extraordinary item for purposes of calculating basic earnings (loss) per share	50,132	35,407	(11,224)

After-tax equivalent of interest expense on:
3.5% senior convertible debenture	3,698	—	—
2% convertible note	8	91	—

Income (loss) for purposes of calculating diluted earnings per share.	$53,838	$35,498	$(11,224)

Denominator:
Weighted average shares outstanding — Basic*	44,681,601	40,998,558	27,737,677
Effect of dilutive securities:
3.5% senior convertible debenture	4,419,847	—	—
Stock options and contingently issued restricted stock	1,061,243	1,125,034	1,336,965
Warrants	685,219	1,963,476	2,659,712
2% convertible note	8,813	128,315	—

Weighted average shares outstanding — Diluted	50,856,723	44,215,383	31,734,354

Basic earnings per share before extraordinary item	$1.53	$0.99	$0.64
Basic (loss) per share on extraordinary item	(0.41)	(0.13)	(1.04)

Basic earnings (loss) per share after extraordinary item	$1.12	$0.86	$(0.40)

Diluted earnings per share before extraordinary item	$1.42	$0.92	$0.56
Diluted (loss) per share on extraordinary item	(0.36)	(0.12)	(0.91)

Diluted earnings (loss) per share after extraordinary item	$1.06	$0.80	$(0.35)

*
Weighted average shares outstanding for 2002 and 2001 excluded the weighted average impact of 20,000 and 0 shares, respectively, of contingently issuable shares. In addition, weighted average shares outstanding for 2002 and 2001 excluded the weighted average impact of 61,669 and 11,500 shares, respectively, of non-vested fixed restricted stock awards.

7. Supplemental Balance Sheet Information

      The composition of inventories is as follows:

	December 28, 2002	December 29, 2001
Raw materials and supplies	$5,966	$5,225
Work in process	3,730	2,484
Finished products	34,196	31,347

Inventories	$43,892	$39,056

        The composition of property, plant and equipment is as follows:

	December 28, 2002	December 29, 2001
Land	$10,888	$9,626
Buildings	182,160	148,372
Machinery and equipment	140,103	121,473
Leasehold improvements	13,512	9,380
Furniture and fixtures	3,232	2,576
Vehicles	2,539	2,351
Construction in progress	18,219	19,443

	370,653	313,221
Less accumulated depreciation	(182,778)	(157,302)

Net property, plant and equipment	$187,875	$155,919

        Depreciation expense for 2002, 2001, and 2000 was $20,572, $18,522, and $13,099, respectively.

        The composition of accumulated other comprehensive income is as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 30, 2000	$(10,105)	$(2,299)	$(12,404)
Period change	(4,007)	(459)	(4,466)
Tax benefit	457	397	854

Balance at December 29, 2001	(13,655)	(2,361)	(16,016)
Period change	9,252	898	10,150
Tax benefit	(3,360)	(341)	(3,701)

Balance at December 28, 2002	$(7,763)	$(1,804)	$(9,567)

8. Leases

Capital Leases

        The Company has one capital lease for a building and numerous capital leases for equipment. These leases are capitalized using interest rates considered appropriate at the inception of each lease. Assets recorded in connection with these capital leases are not material.

        Capital lease obligations amounted to $537 and $535 at December 28, 2002 and December 29, 2001, respectively, with maturities through 2006 at interest rates ranging from 5.1% to 8.8%. Future minimum lease payments under capital lease obligations at December 28, 2002 are as follows:

2003	$513
2004	43
2005	25
2006	1

Total minimum lease payments	582
Less amount representing interest	(45)

Present value of net minimum lease payments	$537

Operating Leases

        The Company has various operating leases for machinery and equipment, vehicles, office equipment, land and office space. Rent expense for all operating leases was $10,448, $10,045 and $5,926 in 2002, 2001 and 2000, respectively. Future minimum payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consist of the following at December 28, 2002:

2003	$10,611
2004	9,357
2005	6,019
2006	3,513
2007	7,659
Thereafter	1,637

$38,796

9. Income Taxes

        An analysis of the components of income before income taxes, minority interests, earnings from equity investments and extraordinary item and the related provision for income taxes is presented below:

	Fiscal Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Income before equity in earnings of foreign subsidiaries, income taxes and minority interests
U.S.	$83,263	$51,772	$14,407
Non-U.S.	31,140	17,707	11,678

	$114,403	$69,479	$26,085

Income tax provision
Current:
Federal	$17,233	$762	$—
Foreign	11,671	7,747	5,646
State and local	3,408	1,396	—

Total current	32,312	9,905	5,646

Deferred:
Federal	9,354	16,523	6,688
Foreign	414	(1,098)	(447)
State and local	1,492	1,765	(4,050)

Total deferred	11,260	17,190	2,191

	$43,572	$27,095	$7,837

        The Company recorded an extraordinary loss before tax benefit of $29,882 and $8,066 in connection with the early repayment of debt in 2002 and 2001, respectively (Note 3). The tax benefit recorded associated with the extraordinary losses was $11,651 and $2,823, respectively. During the third quarter of 2000, the Company recorded an extraordinary loss before tax benefit of $44,771 in connection with the early extinguishment of debt upon the consummation of the IPO (Note 3). The tax benefit associated with this loss was $15,670.

        Net deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws.

	December 28, 2002	December 29, 2001
Current:
Accruals	$815	$1,161
Net operating loss carryforwards	—	7,540

	815	8,701

Non-current:
Goodwill and other intangibles	75,666	82,671
Net operating loss and credit carryforwards	14,109	7,030
Depreciation and amortization	1,749	330
Other	(6,589)	2,274

	84,935	92,305
Valuation allowance	(4,051)	(4,524)

	80,884	87,781

Total deferred taxes	$81,699	$96,482

        The Company recorded the balance of the net deferred tax asset on the belief that it is more likely than not that it will be realized. This belief is based upon a review of all available evidence, including historical operating results, projections of taxable income, and tax planning strategies.

        In conjunction with the state tax planning initiatives and the completion of the 2001 state income tax returns during the third quarter of 2002, the Company reassessed the valuation allowance on the deferred tax assets associated with state net operating loss carryforwards. As a result of the reassessment, $473 of the valuation allowance was released and recorded as a tax benefit.

        As a result of the repayment of debt in 2000, the Company's interest expense significantly decreased, which has resulted in higher profitability. Accordingly, during the second quarter of 2000, the Company reassessed the need for a valuation allowance relating to state income taxes associated with the deferred tax asset balance recorded on the 1999 recapitalization transaction. As a result of the reassessments, the valuation allowance was reduced by $4,762 in the second quarter of 2000, and the reduction was recorded as a tax benefit. This release of the valuation allowance was offset by an increase of $3,007, pertaining mainly to a reassessment of the realization of state income taxes associated with the extraordinary loss recorded in the third quarter of 2000.

        In connection with the 1999 recapitalization transaction, the Company elected under Internal Revenue Code Section 338(h)(10) to treat the transaction as a purchase resulting in a step up in the tax basis of the underlying assets. The election resulted in the recording of a deferred tax asset in 1999, net of valuation allowance, of approximately $99,506 for the estimated future tax benefits associated with the increased tax basis of the assets. The Company expects to realize the net benefit of the deferred tax asset over a 15 year period from the date of the recapitalization transaction. For financial reporting purposes. the benefit was treated as a contribution to capital in 1999. During the second quarter of 2000, the tax purchase price allocation pertaining to the Section 338(h)(10) election described above was finalized. An adjustment was recorded to reduce the net deferred tax asset balance by $5,395 and the related valuation allowance by $858, with the offset of $4,537 being recorded to capital in excess of par in the second quarter of 2000.

        The net deferred tax asset pertaining to the election under section 338(h)(10) of the Internal Revenue Code, which totaled $78,544, is expected to be realized through annual tax deductions which are expected to reduce future tax payments. It is possible that the Internal Revenue Service (IRS) may challenge the availability of the Section 338(h)(10) election to the Company as a result of the Company's reorganization in connection with the initial public offering in 2000. If the IRS were successful, the expected future tax benefits from the election would not be available and the Company would be required to write off the related deferred tax assets by recording a non-recurring expense in the results of operations in an amount equal to such deferred tax assets. The Company believes that the reorganization and liquidating distribution should not have any impact upon the election for federal income tax purposes. However, the IRS may reach a different conclusion.

        As of December 28, 2002, the Company had pre-tax net operating loss carryforwards for federal and state income tax purposes of approximately $7,319 and $32,134, respectively, expiring between 2004 and 2020. Additionally, the Company has foreign tax credit carryforwards of $10,358 which will begin to expire in 2004.

        Reconciliations of the statutory U.S. federal income tax rate to effective tax rates are as follows:

	Fiscal Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Tax at statutory U.S. tax rate	35.0%	35.0%	35.0%
Foreign tax rate differences	1.0%	2.2%	3.8%
Non-deductible goodwill amortization	—	0.6%	1.5%
State income taxes, net of federal tax benefit	3.1%	2.4%	2.3%
Change in valuation allowance before extraordinary item	(0.4)%	—	(16.1)%
High-yield debt interest	—	—	2.4%
Other	(0.6)%	(1.2)%	1.1%

	38.1%	39.0%	30.0%

        The Company elects to treat certain foreign subsidiaries in France, Germany and the United Kingdom as disregarded entities for U.S. federal and state income tax purpose and, accordingly, is providing for U.S. federal and state income taxes on such earnings. The Company's other foreign subsidiaries have accumulated earnings that are considered to be indefinitely reinvested and, accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. taxes and withholding taxes payable to the various foreign countries.

10. Employee Benefits

        The Company sponsors one defined contribution plan and three defined benefit plans. The Company's defined contribution plan, the Charles River Laboratories Employee Savings Plan, qualifies under section 401(k) of the Internal Revenue Code. It covers substantially all U.S. employees and contains a provision whereby the Company matches a percentage of employee contributions. The costs associated with the defined contribution plan totaled $2,397, $1,400, and $716 in 2002, 2001, and 2000, respectively.

        One of the Company's defined benefit plans, the Charles River Laboratories, Inc. Pension Plan, is a qualified, non-contributory plan that covers certain U.S. employees. Benefits are based on participants' final average monthly compensation and years of service. Participants' rights vest upon completion of five years of service. Effective January 1, 2002, the plan was amended to exclude new participants from joining the plan. Benefit criteria offered to existing participants as of the amendment date did not change. Also, certain portions of participant benefits were transferred from the ESLIRP to this plan in 2002.

        Under another defined benefit plan, the Company provides some executives with supplemental retirement benefits. This plan, the Executive Supplemental Life Insurance Retirement Plan (ESLIRP), is unfunded and non-qualified under the provisions of the Employee Retirement Income Securities Act of 1974. The Company has, however, taken out several key person life insurance policies with the intention of using their cash surrender value to fund the ESLIRP Plan. At December 28, 2002 and December 29, 2001, the cash surrender value of these policies was $8,218 and $7,985, respectively.

        The Charles River Japan defined benefit pension plan is a non-contributory plan that covers all employees of Charles River Japan. Benefits are based upon length of service and final salary.

        The following table provides reconciliations of the changes in benefit obligations, fair value of plan assets and funded status of the three defined benefit plans.

	Fiscal Year
	2002	2001
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$39,641	$36,498
Service cost	2,406	1,874
Interest cost	2,538	2,180
Benefit payments	(1,227)	(1,089)
Actuarial loss	5,240	394
Plan amendments	1,594	—
Effect of foreign exchange	160	(216)

Benefit obligation at end of year	$50,352	$39,641

Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$37,705	$47,487
Actual return on plan assets	(4,005)	(9,472)
Employer contributions	925	779
Benefit payments	(1,227)	(1,089)

Fair value of plan assets at end of year	$33,398	$37,705

Funded status
Funded status	$(16,954)	$(1,936)
Unrecognized transition obligation	19	173
Unrecognized prior-service cost	1,498	(23)
Unrecognized loss	13,967	1,691

Accrued benefit cost	$(1,470)	$(95)

Amounts recognized in the consolidated balance sheet
Accrued benefit cost	$(4,529)	$(4,071)
Intangible asset	13	97
Accumulated other comprehensive income	3,046	3,879

Net amount recognized	$(1,470)	$(95)

        Key weighted-average assumptions used in the measurement of the Company's benefit obligations are shown in the following table:

	Fiscal Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Discount rate	6.0%	6.5%	6.5%
Expected return on plan assets	9.0%	9.5%	10%
Rate of compensation increase	4.75%	4.75%	4.75%

        The following table provides the components of net periodic benefit cost for the three defined benefit plans for 2002, 2001, and 2000:

	Fiscal Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Components of net periodic benefit cost (income):
Service cost	$2,406	$1,874	$1,386
Interest cost	2,538	2,180	2,040
Expected return on plan assets	(3,340)	(4,295)	(5,132)
Amortization of transition obligation	156	85	154
Amortization of prior-service cost	73	(5)	(5)
Amortization of net loss (gain)	408	(934)	(1,625)

Net periodic benefit cost (income)	$2,241	$(1,095)	$(3,182)

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $17,739, $15,147 and $3,033 at December 28, 2002 and $15,955, $14,665, and $2,279 at December 29, 2001.

        The Company had an adjusted minimum pension liability of $3,046 ($1,804, net of tax) and $3,879 ($2,361, net of tax) at December 28, 2002 and December 29, 2001, respectively, which represented the excess of the minimum accumulated net benefit obligation over previously recorded pension liabilities.

11. Stock Compensation Plans

        As part of the 1999 recapitalization, the equity investors agreed and committed to establish a stock option plan for the Company for the purpose of providing significant equity incentives to management. The 1999 Management Incentive Plan (the 1999 Plan) is administered by the Company's Compensation Committee of the Board of Directors. The 1999 Plan has a total of 1,784,384 shares authorized, of which 35,417 shares are available for grant as of December 28, 2002. Awards of 30,000 non-qualified stock options were granted under the 1999 Plan in 2002. There were no awards granted under the 1999 plan in the years ended December 29, 2001 and December 30, 2000. As of December 28, 2002, options to purchase 1,175,384 shares were exercisable under the 1999 Plan. Options granted pursuant to the 1999 Plan are subject to a vesting schedule based on three distinct measures. Certain options vest solely with the passage of time (incrementally over five years so long as the optionee continues to be employed by the Company). The remainder of the options vest over time but contain clauses providing for the acceleration of vesting upon the achievement of certain performance targets or the occurrence of certain liquidity events. All options expire on or before December 2, 2012. The exercise price of all options granted under the 1999 Plan is the fair market value of the underlying common stock at the time of the grant.

        Effective June 5, 2000, the Board of Directors adopted and the Company's shareholders approved the 2000 Incentive Plan (the 2000 Plan), which provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted or unrestricted common stock and other equity awards. The 2000 Plan has a total of 3,789,000 shares authorized, of which 1,373,215 are available for grant as of December 28, 2002. Options granted pursuant to the 2000 Plan vest incrementally over three years so long as the employee continues to be employed by the Company. All options granted under the 2000 Plan expire on or before December 2, 2012. The exercise price of all the options granted under the 2000 Plan is the fair value of the underlying common stock at the time of grant. A total of 1,248,125, 741,900 and 476,300 stock option awards were made under the 2000 Plan in 2002, 2001 and 2000, respectively, of which 432,028 awards were exercisable as of December 28, 2002.

        Under the Company's 2000 Plan, shares of restricted common stock of the Company may be granted at no cost to officers and key employees. Plan participants are entitled to cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of these shares until they vest, which is typically over a three-year period. Upon issuance of restricted stock awards under the plan, unearned compensation equivalent to the market value at the measurement date is charged to shareholders' equity and subsequently amortized as compensation expense over the vesting period. The Company granted 54,100 and 11,500 restricted stock awards at no cost and recorded $1,740 and $368 as unearned compensation in shareholders' equity for the years ended December 28, 2002 and December 29, 2001, respectively. The Company recorded $416 and $52 in compensation expense for these stock awards for the years ended December 28, 2002 and December 29, 2001, respectively. No restricted stock was awarded in the year ended December 30, 2000. Additionally, the Company issued 30,000 performance-based restricted stock awards at no cost to the Company's Chief Executive Officer and President during the year ended December 28, 2002. Vesting of these awards is contingent upon the achievement of certain annual earnings per share growth targets over the vesting period. These shares are accounted for as variable awards and the related unearned compensation and compensation expense are adjusted based on the closing market price of the Company's common stock until the shares are vested. The Company recorded $1,147 as unearned compensation and $586 in compensation expense in connection with these awards in 2002. The weighted average fair value of the restricted stock awards issued during 2002 and 2001 was $32.15 and $31.97, respectively. As of December 28, 2002, a total of 91,669 restricted stock awards were outstanding.

        In conjunction with the 2000 Plan, the Board of Directors adopted and the Company's shareholders approved the 2000 Directors Stock Plan (Directors Plan), which provides for the grant of both automatic and discretionary nonstatutory stock options to non-employee directors. On the day of each annual meeting of stockholders, each independent director who served during the prior year will be awarded an option to purchase shares of our common stock (pro-rated if the director did not serve for the entire preceding year). The Directors Plan has a total of 100,000 shares authorized, of which 4,000 shares are available to be granted as of December 28, 2002. Awards of 24,000, 12,000 and 60,000 stock options were granted under the Directors Plan in 2002, 2001 and 2000, respectively. There are currently 72,000 options exercisable under the Directors Plan. Options granted pursuant to the Directors Plan cliff vest upon the earlier of the first anniversary of the date of grant or the business day prior to the date of the Company's next annual meeting. All options granted expire on or before May 3, 2007. The exercise price of the options granted under the Directors Plan is the fair market value of the underlying common stock at the time of grant.

        The following table summarizes stock option activities under the 1999 Plan, the 2000 Plan, and the Directors Plan:

	Shares	Exercise Price	Weighted Average Exercise Price
Options outstanding as of December 25, 1999	1,726,332	$5.33	$5.33
Options granted	536,300	$16.00 - $27.38	$16.60
Options exercised	—	—	—
Options canceled	(16,500)	$16.00	$16.00

Options outstanding as of December 30, 2000	2,246,132	$5.33 - $27.38	$7.94
Options granted	753,900	$25.00 - $35.08	$31.38
Options exercised	(207,507)	$5.33 - $16.00	$6.66
Options canceled	(43,377)	$5.33 - $31.97	$21.41

Options outstanding as of December 29, 2001	2,749,148	$5.33 - $35.08	$14.38
Options granted	1,302,125	$29.66 - $39.25	$32.81
Options exercised	(424,516)	$5.33 - $35.08	$7.39
Options canceled	(92,578)	$16.00 - $39.00	$30.81

Options outstanding as of December 28, 2002	3,534,179	$5.33 - $39.25	$21.60

Options exercisable as of December 28, 2002	1,679,412	$5.33 - $35.08	$10.83

        Options exercisable were 1,556,275 and 75,958 as of December 29, 2001 and December 30, 2000, respectively.

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding as of December 28, 2002	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable as of December 28, 2002	Weighted Average Exercise Price
$5.00 - $10.00	1,175,384	6.8	$5.33	1,175,384	$5.33
$10.01 - $20.00	388,747	6.6	$16.00	256,448	$16.00
$20.01 - $30.00	46,444	6.8	$27.20	23,031	$27.49
$30.01 - $40.00	1,923,604	9.1	$32.54	224,549	$32.03

	3,534,179	8.0	$21.60	1,679,412	$10.83

12. Joint Ventures

        The Company holds investments in several joint ventures including Charles River Proteomics, Charles River Mexico and Charles River Japan (Note 4). These joint ventures are separate legal entities whose purpose is consistent with the overall operations of the Company and represent geographic and business segment expansions of existing markets. As of December 28, 2002, the financial results of all joint ventures are consolidated in the Company's results as the Company has the ability to exercise control over these entities. The interests of the outside joint venture partners in these joint ventures have been recorded as minority interests totaling $18,567 and $12,988 at December 28, 2002 and December 29, 2001, respectively.

        As of December 28, 2002, the Company did not have any unconsolidated joint ventures. The condensed income statement information for the year ended December 28, 2002 includes nine months of Charles River Mexico activity due to the consolidation of this majority-owned subsidiary as of September 30, 2002. The condensed income statement information for the year ended December 30, 2000 includes two months of Charles River Japan operations as the Company began consolidating the results of Charles River Japan as of February 28, 2000.

        Summarized financial statement information for the unconsolidated joint ventures is as follows:

	Fiscal Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Condensed Combined Statements of Income
Net sales	$3,291	$7,697	$13,541
Operating income	185	943	2,922
Net income	387	1,005	2,132
December 29, 2001
Condensed Combined Balance Sheets
Current assets	$2,100
Non-current assets	3,309

$5,409

Current liabilities	$434
Non-current liabilities	44
Shareholders' equity	4,931

$5,409

13. Commitments and Contingencies

Insurance

        The Company maintains insurance for workers' compensation, auto liability, employee medical and general liability. The per claim loss limits are $250, with annual aggregate loss limits of $6,629. Related accruals were $5,439 and $3,668 on December 28, 2002 and December 29, 2001, respectively.

Litigation

        Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

        On April 27, 2001, the Company's French subsidiaries obtained a favorable legal judgment in a contract dispute, with a damages award of approximately $3,500. The Company has received the full payment for the damage award under the legal judgment. The Company received $2,240 during fiscal year 2001 and the remaining $1,260 during the second quarter of 2002. As the defendant has appealed the decision, the proceeds are included as deferred income in the consolidated balance sheet.

14. Related Party Transactions

        On October 11, 1999, the Company loaned to certain officers $920 to purchase stock of the Company through CRL Acquisition LLC. These loans were full recourse with interest rates of 5.05% per annum. The underlying stock was pledged as collateral for the loans. The balance of these loans as of December 28, 2002 and December 29, 2001 was $0 and $341, respectively, and is classified as a reduction of shareholders' equity.

        As more fully described in Note 4, Ajinomoto is a minority shareholder in Charles River Japan. Charles River Japan conducts certain business transactions with Ajinomoto, including the purchase of information technology systems and services, engineering services, product delivery services and the reimbursement of employee compensation. Charles River Japan incurred expenses related to these services of $6,631, $5,459 and $5,575 during 2002, 2001 and 2000, respectively. As of December 28, 2002 and December 29, 2001, Charles River Japan had amounts due to Ajinomoto totaling $1,381 and $2,032, respectively. In addition, Charles River Japan sold products totaling $890, $876 and $883 during 2002, 2001 and 2000, respectively. As of December 28, 2002 and December 29, 2001, Charles River Japan had amounts due from Ajinomoto totaling $481 and $338, respectively.

15. Business Segment and Geographic Information

        In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company discloses financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in two operating segments, research models and biomedical products and services.

        Research models are principally comprised of virally defined, purpose-bred rats and mice used in drug and medical device testing typically required by the U.S. Food and Drug Administration (FDA) and foreign regulatory bodies. Biomedical products and services include discovery services, development services, in vitro technology services and vaccine support services. Discovery services assist customers to accelerate their drug discovery and development process by managing their transgenic and knockout research model colonies, in either our facilities or theirs, and providing laboratory and research services to support those models. Development services are FDA compliant services that aid customers in drug safety assessment, biotech safety testing and medical device testing. In vitro technology services are comprised of non-animal, or in vitro, products and services for testing the safety of drugs and devices. Vaccine support products are principally pathogen-free fertilized chicken eggs, a critical ingredient for poultry vaccine and some human vaccine production.

        The following table presents sales and other financial information by business segment for 2002, 2001 and 2000. Net sales represent sales originating in entities primarily engaged in either provision of research models or biomedical products and services. Long-lived assets include property, plant and equipment, goodwill and intangibles and other long-lived assets.

	2002	2001	2000
Research Models
Net sales	$223,766	$197,494	$177,950
Gross margin	98,877	80,060	70,641
Operating income	70,917	50,878	40,862
Total assets	393,523	335,580	316,700
Depreciation and amortization	9,398	9,978	9,840
Capital expenditures	14,409	10,419	7,502
Biomedical Products and Services
Net sales	$330,863	$268,136	$128,635
Gross margin	110,106	87,191	49,290
Operating income	65,898	46,643	26,308
Total assets	307,821	235,782	96,845
Depreciation and amortization	14,588	17,197	6,926
Capital expenditures	23,134	25,987	8,063

        In the first quarter of 2001, management revised how it classifies certain European services within the existing business segments, which resulted in a reclassification of $9,693 of net sales from research models to biomedical products and services for the year ended December 30, 2000. Furthermore, these reclassifications resulted in operating income of $2,205 shifting from research models to biomedical products and services for the year ended December 30, 2000.

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Fiscal Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Total segment operating income	$136,815	$97,521	$67,170
Unallocated corporate overhead	(14,549)	(7,238)	(2,109)

Consolidated operating income	$122,266	$90,283	$65,061

        A summary of unallocated corporate overhead consists of the following:

	December 28, 2002	December 29, 2001	December 30, 2000
Restricted stock compensation expense	$1,002	$52	$—
Pension expense (income)	1,677	(1,510)	(3,865)
Other general unallocated corporate expenses	11,870	8,696	5,974

	$14,549	$7,238	$2,109

        Other general unallocated corporate expenses consist of various costs including those associated with senior executive salaries and departments such as corporate accounting, legal and investor relations.

        A summary of identifiable long-lived assets of each business segment at year end is as follows:

	December 28, 2002	December 29, 2001
Research models	$124,720	$116,434
Biomedical products and services	217,648	156,993

	$342,368	$273,427

        The following table presents sales and other financial information by geographic regions for 2002, 2001 and 2000. Included in the other non-U.S. category below are the Company's operations located in Australia, Belgium, Canada, China, Czech Republic, Germany, Hungary, Ireland, Italy, Mexico, Netherlands, United Kingdom, Spain and Sweden. Sales to unaffiliated customers represent net sales originating in entities physically located in the identified geographic area. Long-lived assets include property, plant and equipment, goodwill and intangibles, and other long-lived assets.

	U.S.	France	Japan	Other Non U.S.	Consolidated
2002
Sales to unaffiliated customers	$402,424	$34,769	$48,089	$69,347	$554,629
Long-lived assets	242,397	12,162	37,806	50,003	342,368
2001
Sales to unaffiliated customers	$338,648	$31,427	$44,751	$50,804	$465,630
Long-lived assets	211,340	10,589	35,029	16,469	273,427
2000
Sales to unaffiliated customers	$192,919	$28,474	$36,624	$48,568	$306,585
Long-lived assets	118,271	10,618	39,720	17,235	185,844

16. Goodwill and Other Intangible Assets

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	December 28, 2002		December 29, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$108,998	$(12,466)	$60,866	$(8,779)

Other intangible assets not subject to amortization:
Research models	$3,438	$—	$3,438	$—

Other intangible assets subject to amortization:
Assembled workforce	—	—	20,925	(3,542)
Customer relationships	25,786	(2,792)	11,491	(1,724)
Customer contracts	3,555	(2,060)	3,455	(1,111)
Trademarks and trade names	3,211	(601)	3,000	(253)
Standard operating procedures	1,384	(372)	1,208	(156)
Other identifiable intangible assets	5,309	(2,654)	3,237	(1,681)

Total other intangible assets	$42,683	$(8,479)	$46,754	$(8,467)

Total goodwill and other intangible assets	$151,681	$(20,945)	$107,620	$(17,246)

        The changes in the gross carrying amount and accumulated amortization of goodwill from December 29, 2001 to December 28, 2002 are as follows:

	Research Models		Biomedical Products and Services		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 30, 2000	$8,101	$(558)	$24,166	$(2,932)	$32,267	$(3,490)
Adjustments to goodwill:
Amortization	—	(550)	—	(4,713)	—	(5,263)
Acquisitions	—	—	28,582	—	28,582	—
Foreign currency translation	—	—	17	(26)	17	(26)

Balance at December 29, 2001	8,101	(1,108)	52,765	(7,671)	60,866	(8,779)
Adjustments to goodwill:
Assembled workforce reclassification	—	—	20,925	(3,542)	20,925	(3,542)
Acquisitions	—	—	25,291	—	25,291	—
Consolidation of equity investment transfer	—	—	581	—	581	—
Foreign currency translation	—	—	1,335	(145)	1,335	(145)

Balance at December 28, 2002	$8,101	$(1,108)	$100,897	$(11,358)	$108,998	$(12,466)

        Estimated amortization expense for each of the next five years is as follows:

2003	$4,864
2004	4,849
2005	4,369
2006	3,815
2007	3,532

        The following selected consolidated results are presented as if Statement of Financial Accounting Standards No. 141, "Business Combinations," and SFAS No. 142 had been adopted at the beginning of fiscal year 2000 and accordingly, amortization for goodwill and other identifiable intangible assets has been eliminated.

	Fiscal Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Reported income before extraordinary item	$68,363	$40,650	$17,877
Amortization of goodwill, net of tax	—	3,835	1,731

Income before extraordinary item, as adjusted	68,363	44,485	19,608
Extraordinary item, net of tax	(18,231)	(5,243)	(29,101)

Net income (loss), as adjusted	$50,132	$39,242	$(9,493)

Reported basic earning per share before extraordinary item	$1.53	$0.99	$0.64
Basic earnings per share on amortization of goodwill, net of tax	—	0.09	0.06

Basic earnings per share before extraordinary item, as adjusted	1.53	1.08	0.70
Basic loss per share on extraordinary item, net of tax	(0.41)	(0.13)	(1.04)

Basic earnings (loss) per share after extraordinary item, as adjusted	$1.12	$0.95	$(0.34)

Reported diluted earnings per share before extraordinary item	$1.42	$0.92	$0.56
Diluted earnings per share on amortization of goodwill, net of tax	—	0.09	0.05

Diluted earnings per share before extraordinary item, as adjusted	1.42	1.01	0.61
Diluted loss per share on extraordinary item, net of tax	(0.36)	(0.12)	(0.91)

Diluted earnings (loss) per share after extraordinary item, as adjusted	$1.06	$0.89	$(0.30)

17. Subsequent Events

        Effective January 2, 2003, the Company acquired an additional 19% of the equity (404,321 common shares) of Charles River Japan from Ajinomoto Company, Inc., the minority interest partner, which has increased the Company's ownership to 85% of outstanding shares. The purchase price for the equity was 1.3 billion yen, or $10,841, which was paid in cash. The Company is in the process of estimating the fair value of the incremental net assets acquired.

FINANCIAL STATEMENT SCHEDULES
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

         Income Tax Valuation Allowance

Balance at December 25, 1999	$7,137
Provisions	3,007
Releases	(5,620)

Balance at December 30, 2000	4,524
Provisions	—
Releases	—

Balance at December 29, 2001	4,524
Provisions	—
Releases	(473)

Balance at December 28, 2002	$4,051

Allowance for Doubtful Accounts

Balance at December 25, 1999	$978
Provisions	214
Recoveries/Write-offs	(156)

Balance at December 30, 2000	1,036
Provisions	1,550
Recoveries/Write-offs	(467)

Balance at December 29, 2001	2,119
Provisions	(25)
Recoveries/Write-offs	(554)

Balance at December 28, 2002	$1,540

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

SUPPLEMENTARY DATA

Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share amounts)
Year ended December 28, 2002
Net sales	$133,820	$136,501	$141,364	$142,944
Gross profit	49,959	52,400	53,475	53,149
Income before extraordinary item	14,530	17,420	18,908	17,505
Extraordinary item	(16,762)	(1,092)	(377)	—
Net income (loss)	(2,232)	16,328	18,531	17,505
Earnings per common share before extraordinary item
Basic	$0.33	$0.39	$0.42	$0.39
Diluted	$0.31	$0.36	$0.39	$0.36
Earnings (loss) per common share after extraordinary item
Basic	$(0.05)	$0.37	$0.41	$0.39
Diluted	$(0.03)	$0.34	$0.38	$0.36
Year ended December 29, 2001
Net sales	$99,031	$116,820	$123,685	$126,094
Gross profit	36,662	43,770	43,211	43,608
Income before extraordinary item	7,188	10,601	11,805	11,056
Extraordinary item	(237)	(1,583)	(1,284)	(2,139)
Net income	6,951	9,018	10,521	8,917
Earnings per common share before extraordinary item
Basic	$0.20	$0.26	$0.27	$0.25
Diluted	$0.18	$0.24	$0.26	$0.24
Earnings per common share after extraordinary item
Basic	$0.19	$0.22	$0.24	$0.20
Diluted	$0.17	$0.21	$0.23	$0.19
Year ended December 30, 2000
Net sales	$72,504	$77,430	$75,593	$81,058
Gross profit	27,910	31,577	29,906	30,538
Income before extraordinary item	636	7,974	4,839	4,428
Extraordinary item	—	—	(29,101)	—
Net income (loss)	636	7,974	(24,262)	4,428
Earnings per common share before extraordinary item
Basic	$0.03	$0.40	$0.14	$0.12
Diluted	$0.03	$0.34	$0.12	$0.11
Earnings (loss) per common share after extraordinary item
Basic	$0.03	$0.40	$(0.69)	$0.12
Diluted	$0.03	$0.34	$(0.61)	$0.11

        The net sales amounts shown above for the first, second and third quarters for the year ended December 30, 2000 differ from the net sales amounts reported in the condensed consolidated financial statements included in the Form 10-Qs for each of these quarters by $3,202, $3,333, and $3,220, respectively. These amounts have been reclassified from cost of sales to net sales in accordance with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Shipping and handling costs are recorded as cost of sales in the statement of income.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

A.
Directors and Compliance with Section 16(a) of the Exchange Act

        The information required by this Item regarding the directors of the Company and compliance with Section 16(a) of the Exchange Act by the Company's officers and directors will be included in the 2003 Proxy Statement under the section captioned "Management" and is incorporated herein by reference thereto.

B.
Executive Officers of the Company

        The information required by this Item regarding the executive officers of the Company is reported in Part I of this Form 10-K under the heading "Supplementary Item. Executive Officers of the Registrant pursuant to Instruction 3 to Item 401 (b) of Regulation S-K."

Item 11. Executive Compensation

        The information required by this Item will be included in the 2003 Proxy Statement under the sections captioned "Compensation of Directors," "Executive Compensation" and "Report of Compensation Committee" and is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will be included in the 2003 Proxy Statement under the section captioned "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions

        The information required by this Item will be included in the 2003 Proxy Statement under the section captioned "Certain Relationships and Related Transactions" and is incorporated herein by reference thereto.

Item 14. Controls and Procedures

        (a)  Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

        (b)  Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Report on Form 8-K

  Item 15(a).

        The following documents are filed as part of this Form 10-K. Item 15(a)(1) and (2). See "Index to Consolidated Financial Statements and Financial Statements Schedules" at Item 8 to this Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

  Item 15(a)(3) and Item 15(c). Exhibits.

        The following is a list of exhibits filed as part of this Annual Report on form 10-K:

Exhibit Number	Description
2.1	Recapitalization Agreement, dated as of July 25, 1999, among Charles River Laboratories, Inc., Charles River Laboratories International, Inc. (formerly known as Endosafe, Inc.), Bausch & Lomb Incorporated, and other parties listed therein (Filed as Exhibit 2.1). (3)
2.2	Amendment No. 1 to Recapitalization Agreement, dated as of September 29, 1999, by Bausch & Lomb Incorporated and CRL Acquisition LLC (Filed as Exhibit 2.2). (3)
2.3	Agreement and Plan of Reorganization, dated as of June 6, 2000, among Charles River Laboratories International, Inc., CRL Acquisition LLC and B&L CRL, Inc. (Filed as Exhibit 2.3). (2)
2.4	Stock Purchase Agreement among Pathology Associates International Corporation, Science Applications International Corp., and Charles River Laboratories, Inc., dated December 21, 2000 (filed as Exhibit 2.4). (1)
2.5	Stock Purchase Agreement, dated as of February 6, 2001, among Charles River Laboratories, Inc., Primedica Corporation, TSI Corporation and Genzyme Transgenics Corporation (Filed as Exhibit 2.5). (1)
3.1	Amended and Restated Certificate of Incorporation of Charles River Laboratories International, Inc. (filed as Exhibit 3.1). (2)
3.2	By-laws of Charles River Laboratories International, Inc. (Filed as Exhibit 3.2). (2)
4.1	Form of certificate representing shares of common stock, $0.01 per value per share (Filed as Exhibit 4.1). (2)
4.2	Indenture, dated as of January 24, 2002, between Charles River Laboratories International, Inc. and State Street Bank and Trust Company, as Trustee (Filed as Exhibit 4.8). (9)
4.3	Registration Rights Agreement, dated as of January 17, 2002, among Charles River Laboratories International, Inc., Credit Suisse First Boston Corporation, Lehman Brothers Inc., J.P. Morgan Securities Inc., SG Cowen Securities Corporation, U.S. Bancorp Piper Jaffray Inc., Thomas Weisel Partners LLC, Investec PMG Capital Corp. and Jefferies & Company, Inc. (Files as Exhibit 4.9). (9)
10.1	Joint Venture Agreement between Ajinomoto Co., Inc. and Charles River Breeding Laboratories, Inc., dated June 24, 1981, and ancillary agreements, amendments and addenda (Filed as Exhibit 10.6). (4)
10.2	Supply Agreement between Merck & Co., Inc. and Charles River Laboratories, Inc., dated September 30, 1994 (Filed as Exhibit 10.7). (3)
10.3	Amended and Restated Stock Purchase Agreement among Charles River Laboratories, Inc. and SBI Holdings, Inc. and its stockholders, dated September 4, 1999 (Filed as Exhibit 10.8). (3)

10.4	Ground Lease between HIC Associates (Lessor) and Charles River Laboratories, Inc. (Lessee) dated June 5, 1992; Real Estate Lease between Charles River Laboratories, Inc. (Landlord) and Charles River Partners L.P. (Tenant) dated December 22, 1993; and Assignment and Assumption Agreement between Charles River Partners, L.P. (Assignor) and Wilmington Partners L.P. (Assignees) dated December 22, 1993 (Filed as Exhibit 10.9). (3)
10.5	Amended and Restated Distribution Agreement among Charles River BRF, Inc., Charles River Laboratories, Inc., Bioculture Mauritius Ltd. and Marry Ann and Owen Griffiths, dated December 23, 1997 (Filed as Exhibit 10.10). (3)
10.6	Supply Agreement between Sierra Biomedical, Inc. and Scientific Resources International, Ltd., dated March 18, 1997 (Filed as Exhibit 10.11). (3)
10.7	Severance Agreement between Charles River Laboratories, Inc. and Real H. Renaud, dated January 20, 1992 (Filed as Exhibit 10.10). (2)+
10.8	1999 Charles River Laboratories Officer Separation Plan (Filed as Exhibit 10.11). (2)+
10.9	Form of Agreement and Release among Bausch & Lomb, Incorporated, Charles River Laboratories, Inc. and the named executive officers, dated as of July 25, 1999 (Filed as Exhibit 10.12). (2) +
10.10	1999 Management Incentive Plan (Filed as Exhibit 10.1). (5)+
10.11	2000 Incentive Plan (Filed as Exhibit 10.14). (2)+
10.12	Amendment No. 1 to the 2000 Incentive Plan of Charles River Laboratories International, Inc., dated May 8, 2001 (Filed as Exhibit 99.1). (7)
10.13	2000 Directors Stock Plan (Filed as Exhibit 10.15). (2)+
10.14	Charles River Laboratories International, Inc. 2000 Incentive Plan Inland Revenue Approved Rules for UK Employees (Filed as Exhibit 99.1). (8)
10.15	Form of Indemnification Agreement (Filed as Exhibit 10.16). (2)+
21.1*	Subsidiaries of Charles River Laboratories International, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.

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

(7)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed May 15, 2001.

(8)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed November 5, 2001.

(9)
Previously filed as an exhibit to the Company's Annual Report on Form 10-K filed March 27, 2001.

(10)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed May 9, 2002.

+
Management contract or compensatory plan, contract or arrangement.

*
Filed herewith.

        Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

  Item 15(b). Reports on Form 8-K.

        The Company filed a Current Report on Form 8-K on November 27, 2002 pursuant to Item 9 (Regulation FD Disclosure).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
By:	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Senior Vice President and Chief Financial Officer	Date: March 20, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ JAMES C. FOSTER James C. Foster	President, Chief Executive Officer and Chairman	March 20, 2003
By:	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman	Senior Vice President and Chief Financial Officer	March 20, 2003
By:	/s/ ROBERT CAWTHORN Robert Cawthorn	Director	March 20, 2003
By:	/s/ STEPHEN D. CHUBB Stephen D. Chubb	Director	March 20, 2003
By:	/s/ GEORGE M. MILNE George M. Milne	Director	March 20, 2003
By:	/s/ SAMUEL O. THIER Samuel O. Thier	Director	March 20, 2003
By:	/s/ WILLIAM H. WALTRIP William H. Waltrip	Director	March 20, 2003
By:	/s/ DOUGLAS E. ROGERS Douglas E. Rogers	Director	March 20, 2003
By:	/s/ GEORGE E. MASSARO George E. Massaro	Director	March 20, 2003

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

AND RULE 13A-14 OF THE EXCHANGE ACT OF 1934

        I, James C. Foster, Chief Executive Officer of Charles River Laboratories International, Inc. (the Company) certify that:

  1.
  I have reviewed this annual report on Form 10-K of the Company;
  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 17, 2003	/s/ JAMES C. FOSTER James C. Foster Chairman, Chief Executive Officer and President Charles River Laboratories International, Inc.

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

AND RULE 13A-14 OF THE EXCHANGE ACT OF 1934

        I, Thomas F. Ackerman, Senior Vice President and Chief Financial Officer of Charles River Laboratories International, Inc. (the Company) certify that:

  1.
  I have reviewed this annual report on Form 10-K of the Company;
  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.
  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 17, 2003	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Senior Vice President and Chief Financial Officer Charles River Laboratories International, Inc.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
Sites—Owned
Sites—Leased
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEX
Report of Independent Accountants
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share amounts)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEETS (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amount)
FINANCIAL STATEMENT SCHEDULES CHARLES RIVER LABORATORIES INTERNATIONAL, INC. SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. SUPPLEMENTARY DATA
  Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Report on Form 8-K
SIGNATURES
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 AND RULE 13A-14 OF THE EXCHANGE ACT OF 1934
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 AND RULE 13A-14 OF THE EXCHANGE ACT OF 1934