Form 10-Q
period 2003-03-29
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2003-05-05
CIK 1100682

Use these links to rapidly review the document
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. FORM 10-Q For the Quarterly Period Ended March 29, 2003 Table of Contents

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM to

Commission file number 333-92383

CHARLES RIVER LABORATORIES
INTERNATIONAL, INC.
(Exact Name of Registrant as specified in its Charter)

DELAWARE	06-1397316
(State of Incorporation)	(I.R.S. Employer Identification No.)
251 BALLARDVALE STREET, WILMINGTON, MASSACHUSETTS	01887
(Address of Principal Executive Offices)	(Zip Code)
978-658-6000 (Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of April 18, 2003, there were 45,310,606 shares of the registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended March 29, 2003
Table of Contents

Special Note on Factors Affecting Future Results

        Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Quarterly Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. You can identify these statements by forward looking words such as "may", "will", "expect", "anticipate", "believe", and "estimate" and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These statements are based on management's current expectations and involve a number of risks and uncertainties that could cause actual results to differ materially from those stated or implied by the forward-looking statements and the Company expressly does not undertake any duty to update forward-looking statements, which speak only as of the date of this report. Those risks and uncertainties include, but are not limited to: a decrease in pre-clinical research and development spending or a decrease in the level of outsourced services; acquisition integration risks; special interest groups; contaminations; industry trends; new displacement technologies; outsourcing trends; USDA and FDA regulations; changes in law; continued availability of products and supplies; loss of key personnel; interest rate and foreign currency exchange fluctuations; changes in generally accepted accounting principles; and any changes in business, political, or economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas. These factors should be considered carefully and readers should not place undue reliance on our forward looking statements.

Part I. Financial Information

Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 29, 2003	March 30, 2002
Net sales related to products	$78,540	$66,977
Net sales related to services	73,585	66,843

Total net sales	152,125	133,820
Costs and expenses
Cost of products sold	41,352	36,631
Cost of services provided	52,791	47,230
Selling, general and administrative	22,139	20,919
Other operating expenses (income)	747	—
Amortization of intangibles	1,248	630

Operating income	33,848	28,410
Other income (expense)
Interest income	454	513
Interest expense	(2,040)	(3,905)
Loss on debt retirement	—	(27,479)
Other income (expense)	(18)	(83)

Income (loss) before income taxes, minority interests and earnings from equity investments	32,244	(2,544)
Provision (benefit) for income taxes	12,414	(992)

Income (loss) before minority interests and earnings from equity investments	19,830	(1,552)
Minority interests	(476)	(762)
Earnings from equity investments	—	82

Net income (loss)	$19,354	$(2,232)

Earnings (loss) per common share
Basic	$0.43	$(0.05)
Diluted	$0.40	$(0.05)

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)

	March 29, 2003	December 28, 2002
Assets
Current assets
Cash and cash equivalents	$114,014	$122,509
Restricted cash	5,000	5,000
Trade receivables, less allowances of $1,685 and $1,540, respectively	105,811	94,245
Inventories	45,564	43,892
Other current assets	15,801	12,446

Total current assets	286,190	278,092
Property, plant and equipment, net	184,736	187,875
Goodwill, net	105,118	96,532
Other intangibles, net	33,146	34,204
Deferred tax asset	74,280	80,884
Other assets	22,670	23,757

Total assets	$706,140	$701,344

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$12,585	$13,084
Accrued compensation	25,280	31,825
Deferred income	23,629	27,029
Accrued liabilities	27,635	28,357
Accrued income taxes	8,209	7,036
Other current liabilities	6,322	6,038

Total current liabilities	103,660	113,369
Long-term debt and capital lease obligations	189,848	192,484
Accrued Executive Supplemental Life Insurance Retirement Plan	11,434	11,195
Other long-term liabilities	12,157	8,353

Total liabilities	317,099	325,401

Commitments and contingencies (Note 11)
Minority interests	8,695	18,567
Shareholders' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 45,307,507 and 45,218,693 shares issued and outstanding at March 29, 2003 and December 28, 2002, respectively	453	452
Capital in excess of par value	602,798	601,728
Retained earnings (deficit)	(213,682)	(233,036)
Unearned compensation	(1,778)	(2,201)
Accumulated other comprehensive income	(7,445)	(9,567)

Total shareholders' equity	380,346	357,376

Total liabilities and shareholders' equity	$706,140	$701,344

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 29, 2003	March 30, 2002
Cash flows relating to operating activities
Net income (loss)	$19,354	$(2,232)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,925	5,434
Amortization of debt issuance costs and discounts	255	374
Provision for doubtful accounts	294	277
Earnings from equity investments	—	(82)
Minority interests	476	762
Deferred income taxes	1,459	(7,038)
Windfall tax benefit from exercises of employee stock options	825	200
Loss (gain) on disposal of property, plant, and equipment	(27)	587
Loss on debt retirement	—	27,479
Asset impairment charge	3,655	—
Litigation settlement	(2,908)	—
Non-cash compensation	97	31
Changes in assets and liabilities:
Trade receivables	(11,399)	(7,476)
Inventories	(1,470)	(317)
Other current assets	(3,338)	(154)
Other assets	827	142
Accounts payable	(723)	(1,936)
Accrued compensation	(6,798)	(6,220)
Deferred income	(1,104)	951
Accrued liabilities	(367)	(1,756)
Accrued income taxes	1,305	(248)
Other current liabilities	(1,591)	(1,577)
Accrued Executive Supplemental Life Insurance Retirement Plan	239	271
Other long-term liabilities	3,018	(58)

Net cash provided by operating activities	9,004	7,414

Cash flows relating to investing activities
Capital expenditures	(5,236)	(4,535)
Acquisition of businesses	(10,841)	(1,000)
Proceeds from sale of property, plant and equipment	130	—

Net cash used in investing activities	(15,947)	(5,535)

Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	2,496	187,273
Payments on long-term debt and revolving credit facility	(3,263)	(82,186)
Payments of deferred financing cost	—	(6,021)
Payments on capital lease obligations	(40)	(53)
Proceeds from exercises of employee stock options	572	153
Proceeds from exercises of warrants	—	1,347
Premium paid on early retirement of debt	—	(23,886)
Dividends paid to minority interests	(1,862)	(1,470)
Payments received from officer loans	—	96

Net cash provided by (used in) financing activities	(2,097)	$75,253

Effect of exchange rate changes on cash and cash equivalents	545	(5)

Net change in cash and cash equivalents	(8,495)	77,127
Cash and cash equivalents, beginning of period	122,509	58,271

Cash and cash equivalents, end of period	$114,014	$135,398

Supplemental cash flow information
Cash paid for interest	$3,364	$5,061
Cash paid for taxes	8,293	5,944

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1. Basis of Presentation

        The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position and results of operations of Charles River Laboratories International, Inc. (the "Company"). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 28, 2002.

        Certain amounts in prior year financial statements and related notes have been reclassified to conform with the current year presentation.

2. Long-Term Debt

        On February 14, 2002, the Company completed a tender offer for $79,728 par value for all of its 13.5% senior subordinated notes. The Company recorded a loss before tax of $27,479, due to the payment of premiums related to the early extinguishment of debt ($23,886), the write-off of deferred financing costs ($2,726) and issuance discounts ($867).

        Effective at the beginning of fiscal year 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. As the tender offer was not unusual in nature and infrequent in occurrence, the extraordinary loss before tax of $27,479 was reclassified to loss on debt retirement, a component of other income and expense, and the related tax benefit of $10,717 was reclassified to the provision for income taxes in the condensed consolidated statements of income.

        On January 24, 2002, the Company issued $175,000 par value of senior convertible debentures through a private placement offering. On February 11, 2002, the Company issued an additional $10,000 par value of senior convertible debentures through the additional purchase option. The Company received approximately $179,450, net of underwriter discounts. The senior convertible debentures accrue interest at an initial annual rate of 3.5% which will reset (but not below the initial rate of 3.5% or above 5.25%), payable semi-annually in arrears, beginning August 1, 2002. The senior convertible debentures mature in 2022 and are convertible into shares of the Company's common stock at a conversion price of $38.87, subject to adjustment under certain circumstances. On or after February 5, 2005, the Company may redeem for cash all or part of the debentures that have not been previously converted at the redemption prices set forth in the purchase agreement. Holders may require the Company to repurchase for cash all or part of their debentures on February 1, 2008, February 1, 2013 or February 1, 2017 at a price equal to 100% of the par value of the debentures plus accrued interest up to but not including the date of repurchase. In addition, upon a change in control of the Company occurring on or prior to February 1, 2022, each holder may require the Company to repurchase all or a portion of such holder's debentures for cash. The Company used a portion of the net proceeds from the senior convertible debenture offering to retire all of the 13.5% senior subordinated notes through a tender offer.

3. Business Acquisitions

        Effective January 2, 2003, the Company acquired an additional 19% of the equity (404,321 common shares) of Charles River Japan from Ajinomoto Company, Inc., the minority interest partner, which has increased the Company's ownership to 85% of the outstanding shares. The purchase price for the equity was 1.3 billion yen, or $10,841, which was paid in cash. The Company recorded goodwill of $2,553 based on the preliminary purchase price allocation, which is expected to be finalized in 2003. Charles River Japan is an extension of the Company's research model business.

        During the first quarter of 2003, the Company recorded a deferred tax liability of $6,000 associated with prior year acquisitions. This resulted in an increase in goodwill of $6,000.

        There were no significant acquisitions during the three months ended March 30, 2002.

        The following selected unaudited pro forma consolidated results of operations are presented as if each acquisition had occurred as of the beginning of 2002, after giving effect to certain adjustments for additional interest expense and related income tax effects. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the companies operated as one during the period. No effect has been given for synergies, if any, that may have been realized through acquisitions.

	Three Months Ended
	March 29, 2003	March 30, 2002
	(as reported)	(pro forma)
Net sales	$152,125	$141,639
Operating income	33,848	29,371
Net income (loss)	19,354	(1,301)
Earnings (loss) per common share
Basic	$0.43	$(0.03)
Diluted	$0.40	$(0.03)

        Refer to Note 7 for further discussion of the method of computation of earnings per share.

4. Litigation Settlement

        On March 28, 2003, the Company's French subsidiaries, which are included in the biomedical products and services segment, settled a pending breach of contract claim against a customer. The Company's French subsidiaries had previously been awarded damages of approximately $4,600 by the Commercial Court of Lyon and the damages award was stayed pending appeal by the customer at the French Supreme Court. The final settlement of this dispute was for a gross value of approximately $3,750, resulting in the retention by the Company's French subsidiaries of the amount previously deposited by the customer, pursuant to the order of the Commercial Court of Lyon and recorded in deferred income in the consolidated balance sheet. During 2000, the Company recognized approximately $350 of the damages award to offset a portion of subcontractor costs incurred based on the indemnification clause in the original customer agreement. After legal and related expenses, the Company's French subsidiaries recorded a net gain for the retained settlement amount of $2,908, which was recorded in the first quarter of 2003 as other operating income in the condensed consolidated statements of income.

5. Asset Impairment Charge

        During the first quarter of 2003, the Company re-evaluated the recoverability of certain long-lived assets related to a biopharmaceutical production facility in Maryland, which is included in the biomedical products and services segment. Since the Company was unable to locate a buyer for these assets, an impairment charge was recognized because future undiscounted cash flows were estimated to be insufficient to recover the related book value. The Company recorded an asset impairment charge of $3,655 for the write-down of those assets including a net write-down of leasehold improvements of $2,195 and machinery and equipment of $1,460. The charge was recorded as other operating expenses in the condensed consolidated statements of income.

6. Restructuring Charges

        During the fourth quarter of 2001, the Company recorded pre-tax restructuring charges of $1,788, including asset disposals of $1,041, employee separation of $477 and other charges of $270, associated with the closure of a facility in San Diego, California. The restructuring plan included the severance of approximately 40 employees and the exit of a facility under an operating lease. During 2002, the Company recorded an additional $292 charge relating to the remaining lease obligation at the facility based on the Company's revised estimate of expected sublease income generated over the remaining lease term.

        During the fourth quarter of 2000, the Company recorded pre-tax restructuring charges of $1,290, including asset disposal of $212, associated with the closure of a facility in France. During 2001, the Company recorded additional pre-tax charges of $1,915, which included a write down of assets held for sale of $400 and additional severance payments and other related expenses of $1,515, relating to the settlement of labor disputes which originated during the first quarter of 2001. Approximately 60 employees were terminated as a result of the restructuring.

        A summary of the activities associated with the above restructuring charges and the related liabilities balance are as follows:

	Employee Separations	Other	Total
December 28, 2002	$274	$388	$662
Amounts paid	(1)	(74)	(75)
Additional charges	—	—	—
Foreign currency translation	9	3	12

March 29, 2003	$282	$317	$599

        The Company has closed both the San Diego facility and the French facility and expects the reserves to be fully utilized by 2004. All terminated employees had separated from the Company by the end of the third quarter of 2002.

7. Earnings (Loss) per Share

        Basic earnings (loss) per share for the three month periods ended March 29, 2003 and March 30, 2002 were computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods.

        The weighted average number of common shares outstanding in the three month periods ended March 29, 2003 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for this period.

        Due to the implementation of SFAS No. 145, as discussed in Note 2, the effect of dilutive securities for the three month period ended March 30, 2002 including the 3.5% senior convertible debenture of 3,401,024 shares, warrants of 855,707 shares and the 2% convertible note of 35,251, were not included in computing diluted loss per share because their inclusion would have been anti-dilutive.

        Options to purchase 1,904,148 and 2,717,796 shares were outstanding at March 29, 2003 and March 30, 2002, respectively, but were also not included in computing diluted earnings (loss) per share because their inclusion would have been anti-dilutive.

        Basic weighted average shares outstanding for the three month periods ended March 29, 2003 and March 30, 2002 excluded the weighted average impact of 20,000 and 0 shares, respectively, of contingently issuable shares. In addition, basic weighted average shares outstanding for the three month period ended March 29, 2003 and March 30, 2002 excluded the weighted average impact of 61,669 and 11,500 shares, respectively, of non-vested fixed restricted stock awards.

        The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations:

	Three Months Ended
	March 29, 2003	March 30, 2002
Numerator:
Net income (loss)	$19,354	$(2,232)
After tax equivalent of interest expense:
3.5% senior convertible debentures	996	—

Income (loss) for purposes of calculating diluted earnings per share	$20,350	$(2,232)

Denominator:
Weighted average shares outstanding—Basic	45,178,566	44,254,895
Effect of dilutive securities:
3.5% senior convertible debentures	4,759,455	—
Stock options and fixed restricted stock awards	802,511	—
Warrants	460,476	—

Weighted average shares outstanding—Diluted	51,201,008	44,254,895

Basic earnings (loss) per share	$0.43	$(0.05)
Diluted earnings (loss) per share	$0.40	$(0.05)

8. Stock-Based Compensation Plans

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

        SFAS No. 123 requires the presentation of certain pro forma information as if the Company had accounted for its employee stock options under the fair value method. For purposes of this disclosure, the fair value of the fixed option grants was estimated using the Black-Scholes option-pricing model.

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

        Had compensation expense for the Company's option grants been determined consistent with the provision of SFAS No. 123, the Company's net income (loss) for the three month period ended March 29, 2003 and March 30, 2002 would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	March 29, 2003	March 30, 2002
Reported net income (loss)	$19,354	$(2,232)
Add: Stock-based employee compensation included in reported net income, net of tax	60	19
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(2,068)	(996)

Pro forma net income (loss)	$17,346	$(3,209)

Reported basic earnings (loss) per share	$0.43	$(0.05)
Pro forma basic earnings (loss) per share	$0.38	$(0.07)
Reported diluted earnings (loss) per share	$0.40	$(0.05)
Pro forma diluted earnings (loss) per share	$0.36	$(0.07)

9. Supplemental Balance Sheet Information

        The composition of inventories is as follows:

	March 29, 2003	December 28, 2002
Raw materials and supplies	$5,944	$5,966
Work in process	2,918	3,730
Finished products	36,702	34,196

Inventories	$45,564	$43,892

        Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Costs for large animals are accumulated in inventory until the animals are sold.

        The composition of property, plant and equipment is as follows:

	March 29, 2003	December 28, 2002
Land	$11,022	$10,888
Buildings	185,017	182,160
Machinery and equipment	142,760	140,103
Leasehold improvements	11,253	13,512
Furniture and fixtures	3,364	3,232
Vehicles	2,677	2,539
Construction in progress	17,394	18,219

	373,487	370,653
Less accumulated depreciation	(188,751)	(182,778)

Net property, plant and equipment	$184,736	$187,875

10. Comprehensive Income (Loss)

        The components of comprehensive income (loss) for the three month periods ended March 29, 2003 and March 30, 2002 are set forth below:

	Three Months Ended
	March 29, 2003	March 30, 2002
Net income (loss)	$19,354	$(2,232)
Foreign currency translation adjustment, net of tax	2,122	(699)

Comprehensive income (loss)	$21,476	$(2,931)

11. Commitments and Contingencies

        Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

        As of March 29, 2003 and December 28, 2002, the Company had $5,258 and $4,708 under letters of credit outstanding, respectively.

12. Business Segment Information

        The following table presents sales and other financial information by product line segment for the three month periods ended March 29, 2003 and March 30, 2002. Sales to unaffiliated customers represent net sales originating in entities primarily engaged in either biomedical products and services or research models.

	Three Months Ended
	March 29, 2003	March 30, 2002
Biomedical Products and Services
Net sales	$86,998	$76,921
Gross margin	26,321	23,899
Operating income	13,571	14,121
Depreciation and amortization	4,411	3,219
Capital expenditures	3,319	3,080
Research Models
Net sales	$65,127	$56,899
Gross margin	31,661	26,060
Operating income	24,598	19,532
Depreciation and amortization	2,514	2,215
Capital expenditures	1,917	1,455

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended
	March 29, 2003	March 30, 2002
Total segment operating income	$38,169	$33,653
Unallocated corporate overhead	(4,321)	(5,243)

Consolidated operating income	$33,848	$28,410

        A summary of unallocated corporate overhead consists of the following:

	Three Months Ended
	March 29, 2003	March 30, 2002
Restricted stock compensation expense	$97	$31
US pension expense	798	500
Other general unallocated corporate expenses	3,426	4,712

	$4,321	$5,243

        Other general unallocated corporate expenses consists of various costs including those associated with senior executive salaries and departments such as corporate accounting, legal and investor relations.

        A summary of total assets of each business segment is as follows:

	March 29, 2003	December 28, 2002
Biomedical Products and Services	$306,010	$307,821
Research Models	400,130	393,523

Total assets	$706,140	$701,344

13. Goodwill and Other Intangible Assets

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	March 29, 2003		December 28, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$117,601	$(12,483)	$108,998	$(12,466)

Other intangible assets not subject to amortization	$3,438	$—	$3,438	$—
Other intangible assets subject to amortization:
Customer relationships	25,946	(3,593)	25,786	(2,792)
Customer contracts	3,585	(2,358)	3,555	(2,060)
Trademarks and trade names	3,218	(696)	3,211	(601)
Standard operating procedures	1,357	(443)	1,384	(372)
Other identifiable intangible assets	5,278	(2,586)	5,309	(2,654)

Total other intangible assets	$42,822	$(9,676)	$42,683	$(8,479)

Total goodwill and other intangible assets	$160,423	$(22,159)	$151,681	$(20,945)

        The changes in the gross carrying amount and accumulated amortization of goodwill from December 28, 2002 to March 29, 2003 are as follows:

	Biomedical Products and Services		Research Models		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 28, 2002	$100,897	$(11,358)	$8,101	$(1,108)	$108,998	$(12,466)
Adjustments to goodwill:
Acquisitions	4,669	—	3,884	—	8,553	—
Other	45	(17)	5	—	50	(17)

Balance at March 29, 2003	$105,611	$(11,375)	$11,990	$(1,108)	$117,601	$(12,483)

        Estimated amortization expense for each of the next five years is as follows:

2003	$4,864
2004	4,849
2005	4,369
2006	3,815
2007	3,532

14. Subsequent Events

        On March 31, 2003, the Company entered into a revolving credit agreement which matures on March 31, 2006. The agreement permits the Company to borrow up to $100,000 at an interest rate based on the Company's option of the greater of the Prime Rate, the Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 0.5%, or LIBOR plus a range of 1.25% through 2.25% based on the capital structure of the Company. Interest is payable based on the Company's option of interest rate selected, which ranges from monthly to bi-annually. The Company has an option, until June 30, 2003, to request an increase of the commitment amount to $125,000. The credit agreement requires the Company to pay a quarterly commitment fee which ranges from 25 through 50 basis points, based on the capital structure of the Company, of the undrawn balance. The agreement also requires the Company to remain in compliance with certain financial ratios as well as other restrictive covenants. No amounts were outstanding under the credit agreement as of the date of this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Overview

        We are a leading provider of critical research tools and integrated support services that enable innovative and efficient drug discovery and development. We are the global leader in providing the animal research models required in research and development for new drugs, devices and therapies and have been in business for more than 55 years. We have two segments for financial reporting purposes: biomedical products and services and research models.

        In the first quarter of 2003, total net sales were $152.1 million, an increase of 13.7% over the first quarter of 2002. Favorable currency translation contributed approximately 4.5% of the net sales growth. Our gross margin increased to 38.1% of total net sales, compared to 37.3% of total net sales for the same period last year, due to increased margins in the research models business from higher sales and improved capacity utilization for that business segment. Operating income for the first quarter of 2003 rose $5.4 million, to $33.8 million, an increase of 19.1% over the same period last year. As a percent of net sales, operating margin increased to 22.3% compared to 21.2% achieved in the first quarter of last year. Net income for the first quarter of 2003 was $19.4 million compared to a loss of $2.2 million in the first quarter of 2002. Last year's first quarter results included a charge of $27.5 million for the early retirement of debt. The 2003 first quarter results also include a litigation settlement in our favor for $2.9 million related to our French subsidiaries and an asset impairment charge of $3.7 million related to our biopharmaceutical production facility in Maryland. The net charge for these two items was $0.8 million.

        Our biomedical products and services segment consists of four business units: discovery services, development services, in vitro technology and vaccine support products. Our biomedical products and services segment represented 57.2% of net sales in the first quarter of 2003. Sales for this segment increased 13.1% in the first quarter of 2003 to $87.0 million, or $10.1 million, over the same period last year. The sales increase was principally due to the acquisitions of Biological Laboratories Europe Limited (BioLabs) and Springborn Laboratories, Inc. (Springborn) in 2002. During the first quarter of 2003, this segment continued to be adversely affected by a decline in our development services business unit. We believe that the decline in spending on outsourced development services, such as ours, by pharmaceutical and biotechnology drug companies that we experienced in the fourth quarter of 2002 and the first quarter of 2003 will continue to adversely affect the growth of our biomedical products and services segment at least through the end of fiscal 2003. The slower rate of growth in our development service business resulted in a decrease in operating margin for the biomedical products and services segment from 18.4% in the first quarter of 2002 to 15.6% for the first quarter of 2003.

        Our research models business segment represented 42.8% of total net sales in the first quarter of 2003. Net sales increased $8.2 million to $65.1 million over the same period last year. The 14.5% growth reflected favorable currency translation, increased customer demand for our animal research models and, in particular, higher sales of our specialty models for pre-clinical drug discovery and development work. The increase in net sales drove a 25.9% improvement in operating income, which increased to 37.8% of net sales in the first quarter of 2003, compared to 34.3% of net sales for the same period last year.

        In order to improve operating efficiency, the Company is in the process of implementing several changes and cost reductions primarily within the development service business. These initiatives are expected to generate cost savings of approximately $7 million in 2003. As a result of these initiatives, the Company anticipates recording a charge in the second quarter of approximately $1 million.

  Three Months Ended March 29, 2003 Compared to March 30, 2002

        Net Sales.    Net sales for the three months ended March 29, 2003 were $152.1 million, an increase of $18.3 million, or 13.7%, from $133.8 million for the three months ended March 30, 2002.

        Biomedical Products and Services.    Net sales of biomedical products and services for the three months ended March 29, 2003 were $87.0 million, an increase of $10.1 million, or 13.1%, compared to $76.9 million for the three months ended March 30, 2002. Net sales of biomedical products and services represented 57.2% of net sales for the three months ended March 29, 2003 and 57.5% for the same period last year. The increase was due to our 2002 acquisitions and continued growth in outsourcing of discovery services. The acquisitions of BioLabs and Springborn contributed $7.1 million of net sales for the three months ended March 29, 2003. Our discovery services sales growth continued to be driven by our transgenic services and contract staffing business units. Our vaccine support business sales increased for the three months ended March 29, 2003 due to increased product sales and increased pricing and the consolidation of our Mexican joint venture. The consolidation of our Mexican joint venture added $1.9 million of sales for the three months ended March 29, 2003. Our development business sales increased due to the 2002 acquisitions of BioLabs and Springborn, which were partially offset by reduced safety assessment studies, biosafety testing and business at our contract biopharmaceutical production facility.

        Research Models.    Net sales of research models for the three months ended March 29, 2003 were $65.1 million, an increase of $8.2 million, or 14.5%, from $56.9 million for the three months ended March 30, 2002. Net sales of research models represented 42.8% of our first quarter net sales. Sales of our small animal research models in North America, which comprised 42.2% of research models sales during the quarter, increased 10.2% due to improved pricing of 5%, an increase in unit volume and a shift to higher-priced specialty units. Sales of our small animal research models in Europe, which comprised 28.7% of research models sales during the quarter, increased 29.0%, driven principally by positive impact from currency translation of 22%, improved pricing of 3%, an increase in unit volume and a shift to higher priced specialty units. Sales of our small animal research models in Japan, which comprised 19.9% of research models sales in the quarter, increased 9.5%. The increase was due from the favorable impact from currency translation of 11% offset by increased competition as a major competitor recovered from prior year quality issues. Sales from our large animal breeding and import conditioning business increased $0.3 million in the first quarter of 2003 due mainly to increased pricing.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the three months ended March 29, 2003 was $94.1 million, an increase of $10.2 million, or 12.3%, from $83.9 million for the three months ended March 30, 2002. Cost of products sold and services provided for the three months ended March 29, 2003 were 61.9% of net sales compared to 62.7% for the three months ended March 30, 2002, due to operating improvements in our research models segment partially offset by an increase in costs at our biomedical products and services segment.

        Biomedical Products and Services.    Cost of products sold and services provided for biomedical products and services for the three months ended March 29, 2003 was $60.7 million, an increase of $7.7 million, or 14.4%, compared to $53.0 million for the three months ended March 30, 2002. Cost of products sold and services provided as a percentage of net sales increased to 69.8% for the three months ended March 29, 2003 from 69.7% for the three months ended March 30, 2002, due mainly to costs growing faster than sales, primarily in our development business.

        Research Models.    Cost of products sold and services provided for research models for the three months ended March 29, 2003 was $33.5 million, an increase of $2.7 million, or 8.5%, compared to $30.8 million for the three months ended March 30, 2002. Cost of products sold and services provided for the three months ended March 29, 2003 improved to 51.4% of net sales compared to 54.2% of net sales for the three months ended March 30, 2002. Cost of products sold and services provided for this business segment increased at a lower rate than net sales due to increased sales which resulted in improved capacity utilization and greater operating efficiencies.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended March 29, 2003 were $22.1 million, an increase of $1.2 million, or 5.8%, from $20.9 million for the three months ended March 30, 2002. Selling, general and administrative expenses for the three months ended March 29, 2003 were 14.6% of net sales compared to 15.6% of net sales for the three months ended March 30, 2002.

        Biomedical Products and Services.    Selling, general and administrative expenses for biomedical products and services for the three months ended March 29, 2003 were $10.8 million, an increase of $1.7 million, or 17.6%, compared to $9.1 million for the three months ended March 30, 2002. Selling, general and administrative expenses for the three months ended March 29, 2003 were 12.4% of net sales compared to 11.9% of net sales for the three months ended March 30, 2002 due to increased selling related expenses.

        Research Models.    Selling, general and administrative expenses for research models for the three months ended March 29, 2003 were $7.1 million, a increase of $0.6 million, or 8.2%, compared to $6.5 million for the three months ended March 30, 2002. Selling, general and administrative expenses for the three months ended March 29, 2003 were 10.8% of net sales, compared to 11.5% for the three months ended March 30, 2002, principally due to cost savings from greater economies of scale.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various corporate expenses including those associated with senior executive salaries and departments such as corporate accounting, legal and investor relations, was $4.3 million for the three months ended March 29, 2003, compared to $5.2 million for the three months ended March 30, 2002.

        Other Operating Expense (Income).    A charge of $3.7 million was recorded for the three months ended March 29, 2003 for the write-down of certain biopharmaceutical production assets. During the first quarter of 2003, our French subsidiaries settled a breach of contract claim they had asserted against a customer. After legal and related expenses, the net settlement amounted to approximately $2.9 million in income. The net charge of $0.8 million was recorded in the biomedical products and services segment.

        Amortization of Intangibles.    Amortization of intangibles for the three months ended March 29, 2003 was $1.2 million, an increase of $0.6 million, from $0.6 million for the three months ended March 30, 2002 due to the businesses we acquired in 2002.

        Operating Income.    Operating income for the three months ended March 29, 2003 was $33.8 million, an increase of $5.4 million, or 19.1%, from $28.4 million for the three months ended March 30, 2002. Operating income for the three months ended March 29, 2003 was 22.3% of net sales, compared to 21.2% of net sales for the three months ended March 30, 2002.

        Biomedical Products and Services.    Operating income from sales of biomedical products and services for the three months ended March 29, 2003 was $13.6 million, a decrease of $0.5 million from $14.1 million for the three months ended March 30, 2002. Operating income from sales of biomedical products and services for the three months ended March 29, 2003 decreased to 15.6% of net sales, compared to 18.4% of net sales for the three months ended March 30, 2002. The decrease in the operating income as a percent of sales was due to the decline in spending on developmental services by the pharmaceutical and biotechnology companies, which resulted in lower sales and lower gross margins, increased selling, general and administrative expenses and the net effect of the other operating expenses.

        Research Models.    Operating income from sales of research models for the three months ended March 29, 2003 was $24.6 million, an increase of $5.1 million, or 25.9%, from $19.5 million for the three months ended March 30, 2002. Operating income from sales of research models for the three months ended March 29, 2003 was 37.8% of net sales, compared to 34.3% for the three months ended March 30, 2002 due to increased sales, higher gross margins and lower selling, general and administrative expenses as a percent of sales.

        Interest Expense.    Interest expense for the three months ended March 29, 2003 was $2.0 million, compared to $3.9 million for the three months ended March 30, 2002. The decrease was due to the retirement of higher interest rate debt during 2002 and the issuance of the 3.5% convertible debt during the first quarter of 2002.

        Loss on Debt Retirement.    During the first quarter of 2002, we completed a tender offer for all of the remaining 13.5% senior subordinated notes. We recorded a loss of $27.5 million relating to premiums paid and write-off of deferred financing costs and issuance discount. This loss was recorded as an extraordinary item in the prior year financial statements and was reclassified in the accompanying condensed consolidated statements of income in accordance with SFAS No. 145.

        Income Taxes.    The effective tax rate for the three months ended March 29, 2003 was 38.5% compared to the effective tax rate of 39.0% for the three months ended March 30, 2002. The decrease in the effective tax rate was due mainly to the lower statutory tax rate of BioLabs, our Irish subsidiary, which we acquired in the second quarter of 2002.

        Net Income/Loss.    Net income for the three months ended March 29, 2003 was $19.4 million, compared to a net loss of $2.2 million for the three months ended March 30, 2002. Last year's net loss included a loss on debt retirement which was $16.8 million, net of tax benefit.

  Liquidity and Capital Resources

        The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's condensed consolidated statements of cash flows.

        Our principal sources of liquidity are cash flows from operations and proceeds from our debt and equity offerings.

        On March 31, 2003, the Company entered into a revolving credit agreement which matures on March 31, 2006. The agreement permits the Company to borrow up to $100,000 at an interest rate based on the Company's option of the greater of the Prime Rate, the Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 0.5% or LIBOR plus a range of 1.25% through 2.25% based on the capital structure of the Company. Interest is payable based on the Company's option of interest rate selected, which ranges from monthly to bi-annually. The Company has an option, until June 30, 2003, to request an increase of the commitment amount to $125,000. The credit agreement requires the Company to pay a quarterly commitment fee which ranges from 25 through 50 basis points, based on the capital structure of the Company, of the undrawn balance. The agreement also requires the Company to remain in compliance with certain financial ratios as well as other restrictive covenants. No amounts were outstanding under the credit agreement as of the date of this report.

        Effective January 2, 2003, we acquired an additional 19% of the equity (404,321 common shares) of our then 66% equity joint venture company, Charles River Japan, from Ajinomoto Company, Inc. The purchase price for the equity was 1.3 billion yen, or $10.8 million, which was paid in cash.

        In connection with the acquisition of Springborn in 2002, we entered into a $6,000 three-year unsecured subordinated note. The note is payable in three equal annual installments of principal, together with interest accrued in arrears commencing on October 1, 2003. Interest is payable based on the one-month LIBOR rate plus 1%, which equaled 2.81% at March 29, 2003.

        On January 24, 2002, we issued $175.0 million par value of senior convertible debentures through a private placement offering. On February 11, 2002, we issued an additional $10.0 million par value of the senior convertible debentures through the additional purchase option. The senior convertible debentures accrue interest at an initial annual rate of 3.5% which will be reset (but not below the initial rate of 3.50% or above 5.25%) on August 1, 2007, August 1, 2012 and August 1, 2016. Interest is payable semi-annually in arrears, beginning August 1, 2002. The senior convertible debentures will mature in 2022 and are convertible into shares of our common stock at a fixed conversion price of $38.87, subject to adjustments under certain circumstances. On or after February 5, 2005, we may redeem for cash all or part of the debentures that have not been previously converted at the redemption prices set forth in the purchase agreement. Holders may require us to repurchase for cash all or part of their debentures on February 1, 2008, February 1, 2013 or February 1, 2017 at a price equal to 100% of the principal amount of the debentures plus accrued interest. In addition, upon a change in control of our company occurring on or prior to February 1, 2022, each holder may require us to repurchase all or a portion of such holder's debentures for cash. In 2002, we used a portion of the net proceeds from the senior convertible debenture offering to retire all of the 13.5% senior subordinated notes through a tender offer.

        During 2002, we repaid our outstanding senior secured term loan facilities and terminated our revolving credit facility. As a result of the termination of our revolving credit facility, we were required to transfer $5 million into a separate bank account to support outstanding letters of credit. This amount is reported as restricted cash in our consolidated financial statements. As of March 29, 2003 and December 28, 2002, we had approximately $5.3 million and $4.7 million, respectively, outstanding under letters of credit.

        Cash and cash equivalents totaled $114.0 million at March 29, 2003, compared with $122.5 million at December 28, 2002.

        Net cash provided by operating activities for the three months ended March 29, 2003 and March 30, 2002 was $9.0 million and $7.4 million, respectively. The increase in cash provided by operations is primarily a result of our improved performance during the first three months of 2003 compared to the same period in 2002. Our days sales outstanding decreased to 63 days as of March 29, 2003, from 72 days as of March 30, 2002, primarily due to improved collection efforts.

        Net cash used in investing activities during the three months ended March 29, 2003 and March 30, 2002 was $15.9 million and $5.5 million, respectively. The increase in cash used relates to the acquisition of an additional 19% of equity in Charles River Japan for $10.8 million.

        Net cash used in financing activities during the three months ended March 29, 2003 was $2.1 million, compared to $75.3 million net cash provided by financing activities during the three months ended March 30, 2002. During the first quarter of 2002, we issued $185.0 million par value of senior convertible debentures and used $103.6 million of the proceeds to repay all of the 13.5% senior subordinated notes, including premium of $23.9 million.

        We anticipate that our operating cash flows, together with borrowings under our new revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due. We currently intend to retain any earnings to finance future operations and expansion.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        Certain of our financial instruments are subject to market risks, including interest rate risk and foreign currency exchange rates.

        The fair value of long-term fixed interest rate debt is subject to interest rate risk. In addition, the fair value of our senior convertible debentures would be impacted by our stock price. The estimated fair value of our long-term debt at March 29, 2003 was $197.6 million. Fair values were determined from available market prices, using current interest rates and terms to maturity.

        During 2002, we terminated our revolving credit facility and repaid all of our variable-rate term loans. Our senior convertible debentures accrue interest at an initial rate of 3.5%, which will be reset (but not below the initial rate of 3.5% or above 5.25%) on August 1, 2007, August 1, 2012 and August 1, 2016. Fluctuations in interest rates will not affect the interest payable on the senior convertible debentures, which is fixed through August 1, 2007.

        We generally do not use financial instruments for trading or other speculative purposes.

        We also have exposure to some foreign currency exchange rate fluctuations for the cash flows received from our foreign affiliates. This risk is mitigated by the fact that their operations are principally conducted in their respective local currencies. Currently, we do not engage in any foreign currency hedging activities.

Item 4. Controls and Procedures.

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

Part II. Other Information

Item 1. Legal Proceedings

        We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

        On March 28, 2003, the Company's French subsidiaries settled a pending breach of contract claim against a customer. The Company's French subsidiaries had previously been awarded damages of approximately $4.6 million by the Commercial Court of Lyon and the damages award was stayed pending appeal by the customer at the French Supreme Court. The final settlement of this dispute was for a gross value of approximately $3.8 million, resulting in the retention by the Company's French subsidiaries of the amount previously deposited by the customer, pursuant to the order of the Commercial Court of Lyon. After legal and related expenses, the Company's French subsidiaries recorded a net gain for the retained settlement amount of $2.9 million.

Item 5. Other Information

        In January 1999, the Company adopted an Officer Separation Plan, which provides for severance payments to its corporate officers whose employment is terminated for reasons other than cause, voluntary resignation, disability, early or normal retirement or death and who have not been offered comparable positions within the Company. The Plan was amended to provide for a severance payment equal to two years of an officer's base pay (plus accrued vacation pay), payable to the officer as of the separation date. In exchange for these payments, the officer must agree not to compete with the Company for one year following his or her separation. To date, no payments have been made by the Company under the 1999 Officer Separation Plan, as amended.

Item 6. Exhibits and Reports on Form 8-K

          (a)   Exhibits.

      10.1    Credit Agreement among Charles River Laboratories, Inc., Charles River Laboratories International, Inc., J.P. Morgan Securities, Inc., Fleet National Bank, and other various financial institutions, dated March 31, 2003 (Filed herewith)

          (b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended March 29, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
May 5, 2003	/s/ JAMES C. FOSTER James C. Foster Chairman, Chief Executive Officer and President
May 5, 2003	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Sr. Vice President and Chief Financial Officer

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

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
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

Dated: May 2, 2003	/s/ JAMES C. FOSTER James C. Foster Chairman, Chief Executive Officer and President Charles River Laboratories International, Inc.

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

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
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

Dated: May 2, 2003	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Senior Vice President and Chief Financial Officer Charles River Laboratories International, Inc.