Form 10-Q
period 2003-06-28
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2003-07-31
CIK 1100682

Use these links to rapidly review the document
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. FORM 10-Q For the Quarterly Period Ended June 28, 2003 Table of Contents

UNITED STATES
SECURITES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2003
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

        As of July 18, 2003, there were 45,604,242 shares of the registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended June 28, 2003
Table of Contents

Special Note on Factors Affecting Future Results

        Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Quarterly Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. You can identify these statements by forward looking words such as "may," "will," "expect," "anticipate," "believe," and "estimate" and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These statements are based on management's current expectations and involve a number of risks and uncertainties that could cause actual results to differ materially from those stated or implied by the forward-looking statements and the Company expressly does not undertake any duty to update forward-looking statements, which speak only as of the date of this report. Those risks and uncertainties include, but are not limited to: a decrease in pre-clinical research and development spending or a decrease in the level of outsourced services; acquisition integration risks; special interest groups; contaminations; industry trends; new displacement technologies; outsourcing trends; USDA and FDA regulations; changes in law; continued availability of products and supplies; loss of key personnel; interest rate and foreign currency exchange fluctuations; changes in generally accepted accounting principles; and any changes in business, political, or economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas. These factors should be considered carefully and readers should not place undue reliance on our forward looking statements.

Part I. Financial Information

Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)

	Three Months Ended
	June 28, 2003	June 29, 2002
Net sales related to products	$78,066	$67,753
Net sales related to services	76,298	68,748

Total net sales	154,364	136,501
Costs and expenses
Cost of products sold	42,559	36,705
Cost of services provided	52,220	47,396
Selling, general and administrative	23,349	21,387
Amortization of other intangibles	1,230	631

Operating income	35,006	30,382
Other income (expense)
Interest income	457	697
Interest expense	(2,170)	(2,958)
Loss on debt retirement	—	(1,790)
Other income (expense)	434	1,160

Income before income taxes, minority interests and earnings from equity investments	33,727	27,491
Provision for income taxes	12,985	10,721

Income before minority interests and earnings from equity investments	20,742	16,770
Minority interests	(181)	(619)
Earnings from equity investments	—	177

Net income	$20,561	$16,328

Earnings per common share
Basic	$0.45	$0.37
Diluted	$0.42	$0.34

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)

	Six Months Ended
	June 28, 2003	June 29, 2002
Net sales related to products	$156,606	$134,730
Net sales related to services	149,883	135,591

Total net sales	306,489	270,321
Costs and expenses
Cost of products sold	83,911	73,336
Cost of services provided	105,011	94,626
Selling, general and administrative	45,488	42,306
Other operating expenses (income)	747	—
Amortization of other intangibles	2,478	1,261

Operating income	68,854	58,792
Other income (expense)
Interest income	911	1,210
Interest expense	(4,210)	(6,863)
Loss on debt retirement	—	(29,269)
Other income (expense)	416	1,077

Income before income taxes, minority interests and earnings from equity investments	65,971	24,947
Provision for income taxes	25,399	9,729

Income before minority interests and earnings from equity investments	40,572	15,218
Minority interests	(657)	(1,381)
Earnings from equity investments	—	259

Net income	$39,915	$14,096

Earnings per common share
Basic	$0.88	$0.32
Diluted	$0.82	$0.31

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)

	June 28, 2003	December 28, 2002
Assets
Current assets
Cash and cash equivalents	$144,341	$122,509
Restricted cash	—	5,000
Trade receivables, less allowances of $1,818 and $1,540, respectively	106,472	94,245
Inventories	46,844	43,892
Other current assets	17,220	12,446

Total current assets	314,877	278,092
Property, plant and equipment, net	194,615	187,875
Goodwill, net	104,270	96,532
Other intangibles, net	32,490	34,204
Deferred tax asset	68,123	80,884
Other assets	22,694	23,757

Total assets	$737,069	$701,344

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$12,765	$13,084
Accrued compensation	26,745	31,825
Deferred income	24,997	27,029
Accrued liabilities	28,850	28,357
Accrued income taxes	4,119	7,036
Other current liabilities	5,597	6,038

Total current liabilities	103,073	113,369
Long-term debt and capital lease obligations	189,868	192,484
Accrued Executive Supplemental Life Insurance Retirement Plan	11,673	11,195
Other long-term liabilities	11,670	8,353

Total liabilities	316,284	325,401

Commitments and contingencies (Note 11)
Minority interests	9,081	18,567
Shareholders' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 45,589,036 and 45,218,693 shares issued and outstanding at June 28, 2003 and December 28, 2002, respectively	456	452
Capital in excess of par value	605,498	601,728
Retained earnings	(193,121)	(233,036)
Unearned compensation	(1,594)	(2,201)
Accumulated other comprehensive income	465	(9,567)

Total shareholders' equity	411,704	357,376

Total liabilities and shareholders' equity	$737,069	$701,344

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Six Months Ended
	June 28, 2003	June 29, 2002
Cash flows relating to operating activities
Net income	$39,915	$14,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,056	11,050
Amortization of debt issuance costs and discounts	576	937
Provision for doubtful accounts	1,112	293
Earnings from equity investments	—	(259)
Minority interests	657	1,381
Deferred income taxes	4,998	(2,182)
Windfall tax benefit from exercises of employee stock options	1,780	1,166
Loss on disposal of property, plant, and equipment	32	1,574
Loss on debt retirement	—	29,269
Asset impairment charge	3,655	—
Litigation settlement	(2,908)	—
Non-cash compensation	412	65
Changes in assets and liabilities:
Restricted cash	5,000	—
Trade receivables	(10,220)	953
Inventories	(1,471)	693
Other current assets	(1,846)	(857)
Other assets	1,167	391
Accounts payable	(1,295)	(2,789)
Accrued compensation	(6,186)	(4,509)
Deferred income	322	289
Accrued liabilities	133	(1,120)
Accrued income taxes	(3,394)	2,810
Other current liabilities	185	(20)
Accrued Executive Supplemental Life Insurance Retirement Plan	478	418
Other long-term liabilities	2,140	(59)

Net cash provided by operating activities	49,298	53,590

Cash flows relating to investing activities
Capital expenditures	(14,454)	(14,306)
Acquisition of businesses, net of cash acquired	(10,841)	(19,527)
Proceeds from sale of property, plant and equipment	306	—

Net cash used in investing activities	(24,989)	(33,833)

Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	2,496	187,273
Payments on long-term debt and revolving credit facility	(5,853)	(154,104)
Payments of deferred financing cost	(778)	(6,123)
Payments on capital lease obligations	(92)	(55)
Proceeds from exercises of employee stock options	1,282	792
Proceeds from exercises of warrants	907	1,742
Dividends paid to minority interests	(1,862)	(1,470)
Premium paid on early retirement of debt	—	(23,886)
Payments received from officer loans	—	192

Net cash provided by (used in) financing activities	(3,900)	4,361

Effect of exchange rate changes on cash and cash equivalent	1,423	2,323

Net change in cash and cash equivalents	21,832	26,441
Cash and cash equivalents, beginning of period	122,509	58,271

Cash and cash equivalents, end of period	$144,341	$84,712

Supplemental cash flow information
Cash paid for interest	$3,450	$5,894
Cash paid for taxes	22,242	6,389

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

        Certain amounts in prior-year financial statements and related notes have been reclassified to conform with current-year presentation.

2. Long-Term Debt

        On March 31, 2003, the Company entered into a revolving credit agreement which matures on March 31, 2006. The agreement permits the Company to borrow up to $100,000 at an interest rate based on, at the Company's option, the greatest of the Prime Rate, the Base CD Rate plus 1%, and the Federal Funds Effective Rate plus 0.5%, or LIBOR multiplied by the Statutory Reserve Rate plus a spread of 1.25% to 2.50% based on the leverage ratio of the Company and the aggregate borrowing under the revolving credit agreement. Interest is payable, ranging from monthly to semi-annually, based on the Company's option of interest rate selected. The credit agreement requires the Company to pay a quarterly commitment fee which ranges from 25 through 50 basis points annually on the undrawn balance, based on the leverage ratio of the Company. The agreement also requires the Company to remain in compliance with certain financial ratios as well as other restrictive covenants. No amounts were outstanding under the credit agreement as of June 28, 2003.

        On May 29, 2002, the Company repaid all of the outstanding senior secured term loan facilities, including $14,000 term loan A facility, $41,100 term loan B facility and $13,500 term loan C facility. The Company recorded a loss of $1,790 due to the write-off of deferred financing costs.

        On February 14, 2002, the Company completed a tender offer for $79,728 par value for all of its 13.5% senior subordinated notes. The Company recorded a loss of $27,479 due to the payment of premiums related to the early extinguishment of debt ($23,886), the write-off of deferred financing costs ($2,726) and issuance discounts ($867).

        Effective at the beginning of fiscal year 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. As the tender offer and repayment of the senior secured term loan facilities were not unusual in nature and infrequent in occurrence, the extraordinary loss before tax for the three and six months ended June 29, 2002 of $1,790 and $29,269, respectively, was reclassified to loss on debt retirement. The related tax benefit for the three and six months ended June 29, 2002 of $698 and $11,415, respectively, was reclassified to the provision for income taxes in the condensed consolidated statements of income.

        On January 24, 2002, the Company issued $175,000 par value of senior convertible debentures through a private placement offering. On February 11, 2002, the Company issued an additional $10,000 par value of senior convertible debentures through the additional purchase option. The Company received approximately $179,450, net of underwriter discounts. The senior convertible debentures accrue interest at an initial annual rate of 3.5% which will reset (but not below the initial rate of 3.5% or above 5.25%) on August 1, 2007, August 1, 2012 and August 1, 2016. Interest is payable semi-annually in arrears, beginning August 1, 2002. The senior convertible debentures mature in 2022 and are convertible into shares of the Company's common stock at a conversion price of $38.87, subject to adjustment under certain circumstances. On or after February 5, 2005, the Company may redeem for cash all or part of the debentures that have not been previously converted at the redemption prices set forth in the purchase agreement. Holders may require the Company to repurchase for cash all or part of their debentures on February 1, 2008, February 1, 2013 or February 1, 2017 at a price equal to 100% of the par value of the debentures plus accrued interest up to but not including the date of repurchase. In addition, upon a change in control of the Company occurring on or prior to February 1, 2022, each holder may require the Company to repurchase all or a portion of such holder's debentures for cash. The Company used a portion of the net proceeds from the senior convertible debenture offering to retire all of the 13.5% senior subordinated notes through a tender offer.

3. Business Acquisitions

        Effective January 2, 2003, the Company acquired an additional 19% of the equity (404,321 common shares) of Charles River Japan from Ajinomoto Company, Inc., the minority interest partner, which has increased the Company's ownership to 85% of the outstanding shares. The purchase price for the equity was 1.3 billion yen, or $10,841, which was paid in cash. The Company recorded goodwill of $2,553 based on preliminary purchase price allocation in the first quarter. The Company has reallocated this amount to fixed assets based on an independent valuation of these fixed assets, which was completed during the second quarter. Charles River Japan is an extension of the Company's research model business.

        During the first quarter of 2003, the Company recorded a deferred tax liability of $6,000 associated with prior-year acquisitions. This resulted in an increase in goodwill of $6,000.

        On June 7, 2002, Charles River Europe GmbH, a subsidiary of the Company, acquired 100% of the voting equity interests of privately-held Biological Laboratories Europe Limited (BioLabs). Consideration, including acquisition expenses, was $22,900, net of cash acquired of $2,998. The consideration consisted of $21,012 in cash and $1,888 in future payments, of which approximately $629 is recorded in current liabilities and the remaining amount is recorded in long-term liabilities, which are to be paid to certain former shareholders of BioLabs over a three-year period. BioLabs, located in western Ireland, provides a broad range of services supporting the discovery, development and manufacturing of pharmaceutical, medical devices and animal and human health products. BioLabs was acquired to strengthen the Company's existing biomedical products and services segment by adding new capabilities to service the large and growing global animal health and medical device industry. The acquisition was recorded as a purchase business combination in accordance with SFAS No. 141.

        The following selected unaudited pro forma consolidated results of operations are presented as if each acquisition had occurred as of the beginning of 2002, after giving effect to certain adjustments for additional interest expense and related income tax effects. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the companies operated as one during the period. No affect has been given for synergies, if any, that may have been realized through acquisitions.

	Three Months Ended		Six Months Ended
	June 28, 2003 (as reported)	June 29, 2002 (pro forma)	June 28, 2003 (as reported)	June 29, 2002 (pro forma)
Net sales	$154,364	$144,247	$306,489	$285,886
Operating income	35,006	31,652	68,854	61,023
Net income	20,561	17,372	39,915	16,071
Earnings per common share
Basic	$0.45	$0.39	$0.88	$0.36
Diluted	$0.42	$0.36	$0.82	$0.35

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

5. Asset Impairment Charge

        During the first quarter of 2003, the Company re-evaluated the marketability of certain long-lived assets related to a biopharmaceutical production facility in Maryland, which is included in the biomedical products and services segment, due to a significant decline in market interest in purchasing these assets. Since the Company was unable to locate a buyer for these assets, an impairment charge was recognized because future undiscounted cash flows were estimated to be insufficient to recover the related book value. The Company recorded an asset impairment charge of $3,655 for the write-down of those assets including a net write-down of leasehold improvements of $2,195 and machinery and equipment of $1,460. The charge was recorded as other operating expenses in the condensed consolidated statements of income.

6. Restructuring Charges

        During the second quarter of 2003, the Company recorded a charge of $871 for severance to employees who were terminated as part of a cost savings program. The Company recorded $613 of the charge to cost of services provided and the remaining to selling, general and administrative expenses in the condensed consolidated statements of income. Approximately 100 employees, mainly technicians, technical support and administrative staff, were terminated as part of the cost savings program.

        During the fourth quarter of 2001, the Company recorded restructuring charges of $1,788, including asset disposals of $1,041, employee separation of $477 and other charges of $270, associated with the closure of a San Diego, California, facility. The restructuring plan included the termination of approximately 40 employees and the exit of a facility utilized under an operating lease. All terminated employees had separated from the Company by the end of the third quarter of 2002. During 2002, the Company recorded an additional $292 charge relating to the remaining lease obligation at the facility based on the Company's revised estimate of expected sublease income generated over the remaining lease term.

        During the fourth quarter of 2000, the Company recorded restructuring charges of $1,290, including asset disposal of $212, associated with the closure of a facility in France. During 2001, the Company recorded additional charges of $1,915, which included a write down of assets held for sale of $400 and additional severance payments and other related expenses of $1,515, relating to the settlement of labor disputes which originated during the first quarter of 2001. Approximately 60 employees were terminated as a result of the restructuring. All terminated employees had separated from the Company by the end of the third quarter 2002.

        A summary of the activities associated with the above charges and the related liabilities balance are as follows:

	Employee Separations	Other	Total
December 28, 2002	$274	$388	$662
Amounts paid	(336)	(159)	(495)
Additional charges	871	—	871
Foreign currency translation	39	13	52

June 28, 2003	$848	$242	$1,090

The Company has closed both the San Diego facility and the French facility and expects all the above reserves to be fully utilized by 2004.

7. Earnings per Share

        Basic earnings per share for the three and six months ended June 28, 2003 and June 29, 2002 were computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods. The weighted average number of common shares outstanding in the three and six months ended June 28, 2003 and June 29, 2002 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.

        Options to purchase 1,888,065 and 31,550 shares were outstanding at June 28, 2003 and June 29, 2002, respectively, but were not included in computing diluted earnings per share in each of the respective three months ended because their inclusion would have been anti-dilutive. Options to purchase 1,868,065 and 66,650 shares were outstanding at June 28, 2003 and June 29, 2002, respectively, but were not included in computing diluted earnings per share in each of the respective six months ended because their inclusion would have been anti-dilutive.

        Basic weighted average shares outstanding for the three and six months ended June 28, 2003 and June 29, 2002 excluded the weighted average impact of 20,000 contingently issuable shares. In addition, weighted average shares outstanding for the three and six months ended June 28, 2003 and June 29, 2002 excluded the weighted average impact of 61,669 and 11,500 shares, respectively, of non-vested fixed restricted stock awards.

        The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Numerator:
Net income	$20,561	$16,328	$39,915	$14,096
After-tax equivalent of interest expense:
3.5% senior convertible debentures	995	996	1,991	1,707
2% convertible note	—	—	—	8

Income for purposes of calculating diluted earnings per share	$21,556	$17,324	$41,906	$15,811

Denominator:
Weighted average shares outstanding—Basic	45,319,310	44,557,027	45,248,913	44,405,961
Effect of dilutive securities:
3.5% senior convertible debentures	4,759,455	4,759,455	4,759,455	4,080,239
Stock options	747,095	1,076,211	775,189	1,035,226
Warrants	413,749	659,682	437,429	758,691
2% convertible note	—	—	—	17,626

Weighted average shares outstanding—Diluted	51,239,609	51,052,375	51,220,986	50,297,743

Basic earnings per share	$0.45	$0.37	$0.88	$0.32
Diluted earnings per share	$0.42	$0.34	$0.82	$0.31

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

        SFAS No. 123 requires the presentation of certain pro forma information as if the Company had accounted for its employee stock options under the fair value method. For purposes of this disclosure, the fair value of the fixed option grants was estimated using the Black-Scholes option pricing model.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected life of the options. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. However, for each period presented, management believes the Black-Scholes model is the most appropriate option valuation model.

        Had compensation expense for the Company's option grants been recognized consistent with the provisions of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123", the

Company's net income and earnings per share for the three and six months ended June 28, 2003 and June 29, 2002 would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Reported net income	$20,561	$16,328	$39,915	$14,096
Add: Stock-based employee compensation included in reported net income, net of tax	193	18	253	37
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(2,168)	(1,017)	(4,236)	(2,013)

Pro forma net income	$18,586	$15,329	$35,932	$12,120

Reported basic earnings per share	$0.45	$0.37	$0.88	$0.32
Pro forma basic earnings per share	$0.41	$0.34	$0.79	$0.27
Reported diluted earnings per share	$0.42	$0.34	$0.82	$0.31
Pro forma diluted earnings per share	$0.38	$0.32	$0.74	$0.28

9. Supplemental Balance Sheet Information

        The composition of inventories is as follows:

	June 28, 2003	December 28, 2002
Raw materials and supplies	$7,300	$5,966
Work in process	2,543	3,730
Finished products	37,001	34,196

Inventories	$46,844	$43,892

        Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Costs for large animals are accumulated in inventory until the animals are sold.

        The composition of property, plant and equipment is as follows:

	June 28, 2003	December 28, 2002
Land	$11,545	$10,888
Buildings	192,768	182,160
Machinery and equipment	151,102	140,103
Leasehold improvements	11,975	13,512
Furniture and fixtures	3,542	3,232
Vehicles	2,875	2,539
Construction in progress	20,434	18,219

	394,241	370,653
Less accumulated depreciation	(199,626)	(182,778)

Net property, plant and equipment	$194,615	$187,875

10. Comprehensive Income

        The components of comprehensive income for the three and six months ended June 28, 2003 and June 29, 2002 are set forth below:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income	$20,561	$16,328	$39,915	$14,096
Foreign currency translation adjustment, net of tax	7,910	2,672	10,032	1,973

Comprehensive income	$28,471	$19,000	$49,947	$16,069

11. Commitments and Contingencies

        Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

        As of June 28, 2003 and December 28, 2002, the Company had $5,258 and $4,708 outstanding under letters of credit, respectively.

12. Business Segment Information

        The following table presents sales and other financial information by product line segment for the three and six months ended June 28, 2003 and June 29, 2002. Sales to unaffiliated customers represent net sales originating in entities primarily engaged in either biomedical products and services or research models.

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Biomedical Products and Services
Net sales	$90,279	$79,957	$177,277	$156,878
Gross margin	29,713	26,304	56,034	50,200
Operating income	16,673	16,317	30,244	30,438
Depreciation and amortization	4,451	3,290	8,862	6,509
Capital expenditures	3,951	4,688	7,270	7,767
Research Models
Net sales	$64,085	$56,544	$129,212	$113,443
Gross margin	29,872	26,096	61,533	52,159
Operating income	22,445	18,993	47,043	38,525
Depreciation and amortization	2,680	2,326	5,194	4,541
Capital expenditures	5,267	5,083	7,184	6,539

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Total segment operating income	$39,118	$35,310	$77,287	$68,963
Unallocated corporate overhead	(4,112)	(4,928)	(8,433)	(10,171)

Consolidated operating income	$35,006	$30,382	$68,854	$58,792

        A summary of unallocated corporate overhead consists of the following:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Restricted stock compensation expense	$315	$30	$412	$61
US pension expense	673	306	1,471	806
Other general unallocated corporate expenses	3,124	4,592	6,550	9,304

	$4,112	$4,928	$8,433	$10,171

        Other general unallocated corporate expenses consist of various costs including those associated with senior executive salaries and departments such as corporate accounting, legal and investor relations.

        A summary of total assets of each business segment is as follows:

	June 28, 2003	December 28, 2002
Biomedical Products and Services	$309,073	$307,821
Research Models	427,996	393,523

Total assets	$737,069	$701,344

13. Goodwill and Other Intangible Assets

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	June 28, 2003		December 28, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$116,883	$(12,613)	$108,998	$(12,466)

Other intangible assets not subject to amortization	$3,438	$—	$3,438	$—
Other intangible assets subject to amortization:
Customer relationships	26,465	(4,259)	25,786	(2,792)
Customer contracts	3,585	(2,626)	3,555	(2,060)
Trademarks and trade names	3,241	(783)	3,211	(601)
Standard operating procedures	1,365	(509)	1,384	(372)
Other identifiable intangible assets	5,416	(2,843)	5,309	(2,654)

Total other intangible assets	$43,510	$(11,020)	$42,683	$(8,479)

Total goodwill and other intangible assets	$160,393	$(23,633)	$151,681	$(20,945)

        The changes in the gross carrying amount and accumulated amortization of goodwill from December 28, 2002 to June 28, 2003 are as follows:

	Biomedical Products and Services		Research Models		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 28, 2002	$100,897	$(11,358)	$8,101	$(1,108)	$108,998	$(12,466)
Adjustments to goodwill:
Acquisitions	4,669	—	1,331	—	6,000	—
Other	1,879	(147)	6	—	1,885	(147)

Balance at June 28, 2003	$107,445	$(11,505)	$9,438	$(1,108)	$116,883	$(12,613)

        Estimated amortization expense for each of the next five years is as follows:

2003	$4,864
2004	4,849
2005	4,369
2006	3,815
2007	3,532

14. Recently Issued Accounting Standards

        In May 2003, the FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. This statement does not result in any material change to the Company's existing reporting.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. The Company adopted the provisions of SFAS No. 145 as of the beginning of fiscal year 2003 and reclassified losses on extinguishment of debt that had been classified as an extraordinary item in prior periods presented.

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The Company adopted SFAS No. 143 as of the beginning of fiscal year

2003. The adoption of this standard did not have any material effect on the Company's consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. In periods subsequent to the initial measurement, changes to the liability resulting from a revision to either the timing or the amount of estimated cash flows shall be recognized as an adjustment to the liability in the period of the change. The Company adopted the provisions of SFAS No. 146 as of the beginning of fiscal year 2003. The adoption of the standard did not have any material effect on the Company's consolidated financial statements.

        On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation. FIN 45 is applicable to guarantees that encompass guarantees based on changes in an underlying asset, liability or equity security, guarantees that are made on behalf of another entity's performance, certain indemnification agreements and indirect guarantees of the indebtedness of others. The recognition and measurement provisions of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for reporting periods ending after December 15, 2002. The Company has made the required disclosures in the consolidated financial statements as of December 28, 2002. The adoption of the standard did not have any material effect on the Company's consolidated financial statements.

        In November 2002, the EITF reached final consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of a vendor's accounting for arrangements under which it will perform multiple revenue-generating activities. It provides additional guidance as to how revenue should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 is effective prospectively for revenue arrangements entered into during fiscal periods beginning after June 15, 2003. The Company believes the adoption of the standard will not have a material effect on the Company's consolidated financial statements.

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

        Total net sales for the second quarter of 2003 were $154.4 million, an increase of 13.1% over the same period last year. Favorable foreign currency translation contributed approximately 4.5% to the net sales gain. Net sales attributable to Biological Laboratories Europe Limited (BioLabs) and Springborn Laboratories, Inc. (Springborn), which we acquired in 2002, contributed 4.6% to the net sales gain. Our gross margin increased to 38.6% of total net sales, compared to 38.4% of total net sales for the same period last year, due primarily to increased margins in the research models business from higher sales and improved capacity utilization. During the second quarter we implemented a cost savings program for our development services unit of biomedical products and services. The cost savings program resulted in a severance charge of $0.9 million in the second quarter of 2003 and we believe will generate ongoing cost savings of approximately $6.0 million of compensation on an annual basis. Operating income for the second quarter of 2003, which includes the charge for the cost savings program rose to $35.0 million, an increase of 15.2% over the same period last year. Operating margin increased to 22.7% compared to 22.3% achieved in the second quarter of last year. Net income for the second quarter of 2003 was $20.6 million compared to $16.3 million for the second quarter of 2002. Last year's second quarter results included a charge of $1.8 million for the early retirement of debt.

        On a year to date basis, total net sales were $306.5 million, an increase of 13.4% over the same period last year. Favorable foreign currency translation contributed approximately 4.6% to the net sales gain. Net sales attributable to BioLabs and Springborn, which we acquired in 2002, contributed 4.9% to the net sales gain. Our gross margin increased to 38.4% of total net sales, compared to 37.9% of total net sales for the same period last year. The year to date results include a net charge of $0.8 million. Operating income on a year to date basis increased 17.1% over last year. On a year to date basis, the operating margin increased to 22.5% compared to 21.7% for last year. Net income was $39.9 million compared to $14.1 million last year. Last year's results included a charge of $29.3 million for the early retirement of debt.

        We have two segments for financial reporting purposes: biomedical products and services and research models.

        Our biomedical products and services segment consists of our four business units: discovery services, development services, in vitro technology and vaccine support products. Our biomedical products and services segment represented 58.5% of total net sales in the second quarter of 2003. Sales for this segment increased 12.9% over the same period last year. Favorable foreign currency translation contributed approximately 2.3% of the net sales gain. The acquisitions of BioLabs and Springborn in 2002 contributed 7.9% to the net sales growth in the second quarter of 2003. Through the second quarter of 2003, this segment continued to be adversely affected by our development services business unit. During the second quarter, we completed a cost savings program for our development services unit. The cost savings program resulted in a severance charge of $0.9 million in the second quarter of 2003 and we believe will generate ongoing cost savings of approximately $6.0 million of compensation on an annual basis. We continue to believe that the decline in spending on development services, such as ours, by pharmaceutical and biotechnology drug companies that we experienced in the fourth quarter of 2002 and through the second quarter of 2003 will continue to adversely affect the growth of our biomedical products and services segment at least through the end of fiscal 2003. During the second quarter, we began to see improving levels of customer demands in certain of our development services businesses, particularly large animal and reproductive toxicology, as well as strong growth in interventional pharmacology services. The charge for the cost savings program and the decrease in sales at this business segment resulted in a decrease in operating income to 18.5% for the second quarter of 2003 from 20.4% for the second quarter of 2002.

        Sales on a year to date basis for our biomedical products and services segment increased 13.0% over the same period last year. Operating income decreased slightly to 17.1% of net sales through the second quarter of 2003, including the $0.9 million charge for the cost savings program, compared to 19.4% through the second quarter of 2002.

        Our research models business segment represented 41.5% of total net sales for the second quarter of 2003. Net sales for this segment increased 13.3% over the same period in 2002. Favorable foreign currency translation contributed approximately 7.6% of the net sales gain. The net sales increase drove an 18.2% improvement in operating income, which increased to 35.0% of total net sales for the second quarter of 2003, compared to 33.6% of net sales for the same period last year.

        Our research models business net sales on a year to date basis increased 13.9% over the same period in 2002. The net sales increase drove a 22.1% improvement in operating income, which increased to 36.4% of total net sales through the second quarter of 2003, compared to 34.0% of net sales for the same period last year.

  Three Months Ended June 28, 2003 Compared to June 29, 2002

        Net Sales.    Net sales for the three months ended June 28, 2003 were $154.4 million, an increase of $17.9 million, or 13.1%, from $136.5 million for the three months ended June 29, 2002.

        Biomedical Products and Services.    Net sales of biomedical products and services for the three months ended June 28, 2003 were $90.3 million, an increase of $10.3 million, or 12.9%, compared to $80.0 million for the three months ended June 29, 2002. The increase was primarily due to our 2002 acquisitions and continued growth in outsourcing of discovery services. The acquisitions of BioLabs and Springborn contributed $6.3 million to the net sales growth for the three months ended June 28, 2003. Our discovery services sales growth continued to be driven by our transgenic services and contract staffing business units. Our vaccine support business sales increased for the three months ended June 28, 2003 due to increased product sales and increased pricing and the consolidation of our Mexican joint venture. The consolidation of our Mexican joint venture added $1.9 million of sales for the three months ended June 28, 2003. Our development business sales increased primarily due to the 2002 acquisitions of BioLabs and Springborn, partially offset by reduced safety assessment studies, business at our contract biopharmaceutical production facility and biosafety testing.

        Research Models.    Net sales of research models for the three months ended June 28, 2003 were $64.1 million, an increase of $7.6 million, or 13.3%, from $56.5 million for the three months ended June 29, 2002. Sales of our small animal research models in North America, which comprised 43.9% of research models sales during the quarter, increased 12.7% due to improved pricing of 5.0%, an increase in unit volume and a shift to higher-priced specialty units. Sales of our small animal research models in Europe, which comprised 28.3% of research models sales during the quarter, increased 26.2%, driven in part by the positive impact from currency translation of 22.3%, improved pricing of 3.0%, an increase in unit volume and a shift to higher-priced specialty units. Sales of our small animal research models in Japan, which comprised 19.5% of research models sales in the quarter, increased 10.2%. The increase was due to the favorable impact from currency translation of 7.3% and increased unit sales. Sales from our large animal breeding and import conditioning business decreased $0.5 million in the second quarter of 2003 due to lower unit volume as a result of the timing of shipments.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the three months ended June 28, 2003 was $94.8 million, an increase of $10.7 million, or 12.7%, from

$84.1 million for the three months ended June 29, 2002. Cost of products sold and services provided for the three months ended June 28, 2003 were 61.4% of net sales compared to 61.6% for the three months ended June 29, 2002.

        Biomedical Products and Services.    Cost of products sold and services provided for biomedical products and services for the three months ended June 28, 2003 was $60.6 million, an increase of $6.9 million, or 12.9%, compared to $53.7 million for the three months ended June 29, 2002. Cost of products sold and services provided, including $0.6 million of severance from the cost savings program, as a percentage of net sales remained at 67.1% for the three months ended June 28, 2003.

        Research Models.    Cost of products sold and services provided for research models for the three months ended June 28, 2003 was $34.2 million, an increase of $3.8 million, or 12.4%, compared to $30.4 million for the three months ended June 29, 2002. Cost of products sold and services provided for the three months ended June 28, 2003 improved to 53.4% of net sales compared to 53.8% of net sales for the three months ended June 29, 2002, primarily from improved capacity utilization and greater operating efficiencies.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended June 28, 2003 were $23.3 million, an increase of $1.9 million, or 9.2%, from $21.4 million for the three months ended June 29, 2002. Selling, general and administrative expenses for the three months ended June 28, 2003 were 15.1% of net sales compared to 15.7% of net sales for the three months ended June 29, 2002.

        Biomedical Products and Services.    Selling, general and administrative expenses for biomedical products and services for the three months ended June 28, 2003 were $11.8 million, an increase of $2.4 million, or 26.3%, compared to $9.4 million for the three months ended June 29, 2002. Selling, general and administrative expenses for the three months ended June 28, 2003 were 13.1% of net sales compared to 11.7% of net sales for the three months ended June 29, 2002 due to an increased selling and marketing effort and higher bad debt expense.

        Research Models.    Selling, general and administrative expenses for research models for the three months ended June 28, 2003 were $7.4 million, an increase of $0.3 million, or 4.5%, compared to $7.1 million for the three months ended June 29, 2002. Selling, general and administrative expenses for the three months ended June 28, 2003 were 11.6% of net sales, compared to 12.6% for the three months ended June 29, 2002, principally due to cost savings from greater economies of scale.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various corporate expenses including those associated with senior executive salaries and departments such as corporate accounting, legal and investor relations, was $4.1 million for the three months ended June 28, 2003, compared to $4.9 million for the three months ended June 29, 2002. The decrease was due mainly to lower anticipated bonuses.

        Amortization of Other Intangibles.    Amortization of other intangibles for the three months ended June 28, 2003 was $1.2 million, compared to $0.6 million for the three months ended June 29, 2002. The increase was due to the businesses we acquired in 2002.

        Operating Income.    Operating income for the three months ended June 28, 2003 was $35.0 million, an increase of $4.6 million, or 15.2%, from $30.4 million for the three months ended June 29, 2002. Operating income for the three months ended June 28, 2003 was 22.7% of net sales, compared to 22.3% of net sales for the three months ended June 29, 2002.

        Biomedical Products and Services.    Operating income from sales of biomedical products and services for the three months ended June 28, 2003 was $16.7 million, an increase of $0.4 million from $16.3 million for the three months ended June 29, 2002. Operating income from sales of biomedical products and services for the three months ended June 28, 2003 decreased to 18.5% of net sales, compared to 20.4% of net sales for the three months ended June 29, 2002. The decrease in operating income as a percent of sales was due to the severance charge for the cost savings program, the decline in spending on development services by pharmaceutical and biotechnology companies which resulted in lower sales and lower gross margins, and increased selling, general and administrative expenses.

        Research Models.    Operating income from sales of research models for the three months ended June 28, 2003 was $22.4 million, an increase of $3.4 million, or 18.2%, from $19.0 million for the three months ended June 29, 2002. Operating income from sales of research models for the three months ended June 28, 2003 was 35.0% of net sales, compared to 33.6% for the three months ended June 29, 2002. The increase was due to increased sales, higher gross margins and lower selling, general and administrative expenses as a percent of sales.

        Interest Expense.    Interest expense for the three months ended June 28, 2003 was $2.2 million, compared to $3.0 million for the three months ended June 29, 2002 due to the debt repayment in 2002.

        Loss on Debt Retirement.    During the second quarter of 2002, we recorded a loss of $1.8 million relating to the write-off of deferred financing costs in connection with debt repayment. On prior year statements, this loss was recorded as an extraordinary item.

        Income Taxes.    The effective tax rate for the three months ended June 28, 2003 was 38.5% compared to the effective tax rate of 39.0% for the three months ended June 29, 2002. The decrease in the effective tax rate was due mainly to the lower tax rate of BioLabs, which we acquired in the second quarter of 2002.

        Net Income.    Net income for the three months ended June 28, 2003 was $20.6 million, compared to $16.3 million for the three months ended June 29, 2002.

Six Months Ended June 28, 2003 Compared to June 29, 2002

        Net Sales.    Net sales for the six months ended June 28, 2003 were $306.5 million, an increase of $36.2 million, or 13.4%, from $270.3 million for the six months ended June 29, 2002.

        Biomedical Products and Services.    Net sales of biomedical products and services for the six months ended June 28, 2003 were $177.3 million, an increase of $20.4 million, or 13.0%, compared to $156.9 million for the six months ended June 29, 2002, and represented 57.8% of net sales. The increase was primarily due to our 2002 acquisitions and continued growth in outsourcing of discovery services. The acquisitions of BioLabs and Springborn contributed $13.4 million to the net sales growth for the six months ended June 28, 2003. Our discovery services sales growth continued to be driven by our transgenic services and contract staffing business units. Our vaccine support business sales increased for the six months ended June 28, 2003 due to increased product sales and increased pricing and the consolidation of our Mexican joint venture. The consolidation of our Mexican joint venture added $3.8 million of sales for the six months ended June 28, 2003. Our development business sales increased primarily due to the 2002 acquisitions of BioLabs and Springborn, partially offset by reduced safety assessment studies, biosafety testing and business at our contract biopharmaceutical production facility.

        Research Models.    Net sales of research models for the six months ended June 28, 2003 were $129.2 million, an increase of $15.8 million, or 13.9%, from $113.4 million for the six months ended June 29, 2002. Net sales of research models represented 42.2% of net sales. Sales of our small animal research models in North America, which comprised 43.1% of research models sales, increased 11.4% due to improved pricing of 5.0%, an increase in unit volume and a shift to higher-priced specialty units. Sales of our small animal research models in Europe, which comprised 28.5% of research models sales, increased 27.6%, driven in part by positive impact from currency translation of 22.3%, improved pricing of 3.0%, an increase in unit volume and a shift to higher-priced specialty units. Sales of our small animal research models in Japan, which comprised 19.7% of research models sales, increased 9.8%. The increase was due mainly to the favorable impact from foreign currency translation of 9.3%. Sales from our large animal breeding and import conditioning business decreased $0.2 million due to lower shipments.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the six months ended June 28, 2003 was $188.9 million, an increase of $20.9 million, or 12.5%, from $168.0 million for the six months ended June 29, 2002. Cost of products sold and services provided for the six months ended June 28, 2003 were 61.6% of net sales compared to 62.1% for the six months ended June 29, 2002, due to operating improvements in our research models segment partially offset by an increase in costs at our biomedical products and services segment.

        Biomedical Products and Services.    Cost of products sold and services provided for biomedical products and services for the six months ended June 28, 2003 was $121.2 million, an increase of $14.5 million, or 13.7%, compared to $106.7 million for the six months ended June 29, 2002. Cost of products sold and services provided as a percentage of net sales increased to 68.4% for the six months ended June 28, 2003 from 68.0% for the six months ended June 29, 2002, due mainly to $0.6 million of severance from the cost savings program.

        Research Models.    Cost of products sold and services provided for research models for the six months ended June 28, 2003 was $67.7 million, an increase of $6.4 million, or 10.4%, compared to $61.3 million for the six months ended June 29, 2002. Cost of products sold and services provided for the six months ended June 28, 2003 improved to 52.4% of net sales compared to 54.0% of net sales for the six months ended June 29, 2002, primarily because of improved capacity utilization and greater operating efficiencies.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the six months ended June 28, 2003 were $45.5 million, an increase of $3.2 million, or 7.5%, from $42.3 million for the six months ended June 29, 2002. Selling, general and administrative expenses for the six months ended June 28, 2003 were 14.8% of net sales compared to 15.7% of net sales for the six months ended June 29, 2002.

        Biomedical Products and Services.    Selling, general and administrative expenses for biomedical products and services for the six months ended June 28, 2003 were $22.6 million, an increase of $4.1 million, or 22.0%, compared to $18.5 million for the six months ended June 29, 2002. Selling, general and administrative expenses for the six months ended June 28, 2003 were 12.7% of net sales compared to 11.8% of net sales for the six months ended June 29, 2002 due to an increased selling and marketing efforts along with higher bad debt expense.

        Research Models.    Selling, general and administrative expenses for research models for the six months ended June 28, 2003 were $14.5 million, an increase of $0.9 million, or 6.3%, compared to $13.6 million for the six months ended June 29, 2002. Selling, general and administrative expenses for the six months ended June 28, 2003 were 11.2% of net sales, compared to 12.0% for the six months ended June 29, 2002, principally due to cost savings from greater economies of scale.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various corporate expenses including those associated with senior executive salaries and departments such as corporate accounting, legal and investor relations, was $8.4 million for the six months ended June 28, 2003, compared to $10.2 million for the six months ended June 29, 2002. The decrease is due mainly to lower anticipated bonuses.

        Other Operating Expenses (Income).    During the first quarter of 2003, a charge of $3.7 million was recorded for the write-down of certain biopharmaceutical production assets. Also during the first quarter of 2003, our French subsidiaries settled a breach of contract claim they had asserted against a customer. After legal and related expenses, the net settlement amounted to a gain of approximately $2.9 million. The net charge of $0.8 million was recorded in the biomedical products and services segment.

        Amortization of Other Intangibles.    Amortization of other intangibles for the six months ended June 28, 2003 was $2.5 million, an increase of $1.2 million from $1.3 million for the six months ended June 29, 2002 due to the businesses we acquired in 2002.

        Operating Income.    Operating income for the six months ended June 28, 2003 was $68.9 million, an increase of $10.1 million, or 17.1%, from $58.8 million for the six months ended June 29, 2002. Operating income for the six months ended June 28, 2003 was 22.5% of net sales, compared to 21.7% of net sales for the six months ended June 29, 2002.

        Biomedical Products and Services.    Operating income from sales of biomedical products and services for the six months ended June 28, 2003 was $30.2 million, a decrease of $0.2 million from $30.4 million for the six months ended June 29, 2002. Operating income from sales of biomedical products and services for the six months ended June 28, 2003 decreased to 17.1% of net sales, compared to 19.4% of net sales for the six months ended June 29, 2002. The decrease in operating income as a percent of sales was due to the decline in spending on development services by pharmaceutical and biotechnology companies, which resulted in lower sales and lower gross margins, increased selling, general and administrative expenses and the net effect of the other operating expenses including the severance charge for the cost savings program.

        Research Models.    Operating income from sales of research models for the six months ended June 28, 2003 was $47.0 million, an increase of $8.5 million, or 22.1%, from $38.5 million for the six months ended June 29, 2002. Operating income from sales of research models for the six months ended June 28, 2003 was 36.4% of net sales, compared to 34.0% for the six months ended June 29, 2002 due to increased sales, higher gross margins and lower selling, general and administrative expenses as a percent of sales.

        Interest Expense.    Interest expense for the six months ended June 28, 2003 was $4.2 million, compared to $6.9 million for the six months ended June 29, 2002 due to the debt repayment in 2002.

        Loss on Debt Retirement.    During the six months ended June 28, 2002, we recorded a loss of $29.3 million relating to premiums paid and the write-off of deferred financing costs and issuance discount in connection with the tender offer for all of the remaining 13.5% senior subordinated notes and other debt repayments. On prior year statements, this loss was recorded as an extraordinary item.

        Income Taxes.    The effective tax rate for the six months ended June 28, 2003 was 38.5% compared to the effective tax rate of 39.0% for the six months ended June 29, 2002. The decrease in the effective tax rate was due mainly to the lower tax rate of BioLabs, which we acquired in the second quarter of 2002.

        Net Income.    Net income for the six months ended June 28, 2003 was $39.9 million, compared to $14.1 million for the six months ended June 29, 2002.

  Liquidity and Capital Resources

        The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's condensed consolidated statements of cash flows.

        Our principal sources of liquidity are cash flows from operations and proceeds from our debt and equity offerings.

        On March 31, 2003, the Company entered into a revolving credit agreement which matures on March 31, 2006. The agreement permits the Company to borrow up to $100.0 million at an interest rate based on, at the Company's option, the greatest of the Prime Rate, the Base CD Rate plus 1%, and the Federal Funds Effective Rate plus 0.5%, or LIBOR multiplied by the Statutory Reserve Rate plus a spread of 1.25% to 2.50% based on the leverage ratio of the Company and the aggregate borrowing under the revolving credit agreement. Interest is payable based on the Company's option of interest rate selected, which ranges from monthly to semi-annually. The credit agreement requires the Company to pay a quarterly commitment fee which ranges from 25 through 50 basis points on the undrawn balance, based on the leverage ratio of the Company. The agreement also requires the Company to remain in compliance with certain financial ratios as well as other restrictive covenants. No amounts were outstanding under the credit agreement as of June 28, 2003.

        Effective January 2, 2003, we acquired an additional 19% of the equity (404,321 common shares) of our then 66% equity joint venture company, Charles River Japan, from Ajinomoto Company, Inc. The purchase price for the equity was 1.3 billion yen, or $10.8 million, which was paid in cash.

        In connection with the acquisition of Springborn in 2002, we entered into a $6.0 million three-year unsecured subordinated note. The note is payable in three equal annual installments of principal, together with interest accrued in arrears commencing on October 1, 2003. Interest is payable based on the one-month LIBOR rate plus 1%, which equaled 2.81% at June 28, 2003.

        On January 24, 2002, we issued $175.0 million par value of senior convertible debentures through a private placement offering. On February 11, 2002, we issued an additional $10.0 million par value of the senior convertible debentures through the additional purchase option. The senior convertible debentures accrue interest at an initial annual rate of 3.5% which will be reset (but not below the initial rate of 3.5% or above 5.25%) on August 1, 2007, August 1, 2012 and August 1, 2016. Interest is payable semi-annually in arrears, beginning August 1, 2002. The senior convertible debentures will mature in 2022 and are convertible into shares of our common stock at a fixed conversion price of $38.87, subject to adjustments under certain circumstances. On or after February 5, 2005, we may redeem for cash all or part of the debentures that have not been previously converted at the redemption prices set forth in the purchase agreement. Holders may require us to repurchase for cash all or part of their debentures on February 1, 2008, February 1, 2013 or February 1, 2017 at a price equal to 100% of the principal amount of the debentures plus accrued interest. In addition, upon a change in control of our Company occurring on or prior to February 1, 2022, each holder may require us to repurchase all or a portion of such holder's debentures for cash. In 2002, we used a portion of the net proceeds from the senior convertible debenture offering to retire all of the 13.5% senior subordinated notes through a tender offer.

        During 2002, we repaid our outstanding senior secured term loan facilities and terminated our revolving credit facility. As a result of the termination of our revolving credit facility, we were required to transfer $5.0 million into a separate bank account to support outstanding letters of credit. This amount is reported as restricted cash in our consolidated financial statements as of December 28, 2002. During the second quarter of 2003, the restriction was lifted due to the new revolving credit agreement entered into by the Company. As of June 28, 2003 and December 28, 2002, we had approximately $5.3 million and $4.7 million outstanding under letters of credit, respectively.

        Cash and cash equivalents totaled $144.3 million at June 28, 2003, compared with $122.5 million at December 28, 2002.

        Net cash provided by operating activities for the six months ended June 28, 2003 and June 29, 2002 was $49.3 million and $53.6 million, respectively. The decrease in cash provided by operations is primarily the result of our improved collection efforts which began in early 2002. Our days sales outstanding decreased to 63 days as of June 28, 2003, from 70 days as of June 29, 2002, but remained constant with the DSO of 64 days as of December 28, 2002.

        Net cash used in investing activities during the six months ended June 28, 2003 and June 29, 2002 was $25.0 million and $33.8 million, respectively. The cash used in investing activities during the six months ended June 28, 2003 relates to the acquisition of an additional 19% of equity in Charles River Japan for $10.8 million and capital expenditures of $14.5 million. For the first six months ended June 29, 2002, the cash used in investment activities related to the acquisition of BioLabs and capital expenditures of $14.3 million.

        Financing activities during the six months ended June 28, 2003 used cash of $3.9 million and provided cash of $4.4 million during the six months ended June 29, 2002. During March 2002, we issued $185.0 million par value of senior convertible debentures and used $103.6 million of the proceeds to repay all of the 13.5% senior subordinated notes, including a premium of $23.9 million.

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

        The fair value of long-term fixed interest rate debt is subject to interest rate risk. In addition, the fair value of our senior convertible debentures would be impacted by our stock price. The estimated fair value of our long-term debt at June 28, 2003 was $209.1 million. Fair values were determined from available market prices, using current interest rates and terms to maturity.

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

Item 4. Controls and Procedures.

        Based on their evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective as of June 28, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act rules 13a-15 or 15d-15 that occurred during the quarter ended June 28, 2003 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Recently Issued Accounting Standards

        In May 2003, the FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. This statement does not result in any material change to the Company's existing reporting.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. The Company adopted the provisions of SFAS No. 145 as of the beginning of fiscal year 2003 and reclassified losses on extinguishment of debt that had been classified as an extraordinary item in prior periods presented.

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The Company adopted SFAS No. 143 as of the beginning of fiscal year 2003. The adoption of this standard did not have any material effect on the Company's consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. In periods subsequent to the initial measurement, changes to the liability resulting from a revision to either the timing or the amount of estimated cash flows shall be recognized as an adjustment to the liability in the period of the change. The Company adopted the provisions of SFAS No. 146 as of the beginning of fiscal year 2003. The adoption of the standard did not have any material effect on the Company's consolidated financial statements.

        On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation. FIN 45 is applicable to guarantees that encompass guarantees based on changes in an underlying asset, liability or equity security, guarantees that are made on behalf of another entity's performance, certain indemnification agreements and indirect guarantees of the indebtedness of others. The recognition and measurement provisions of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for reporting periods ending after December 15, 2002. The Company has made the required disclosures in the consolidated financial statements as of December 28, 2002. The adoption of the standard did not have any material effect on the Company's consolidated financial statements.

        In November 2002, the EITF reached final consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of a vendor's accounting for arrangements under which it will perform multiple revenue-generating activities. It provides additional guidance as to how revenue should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 is effective prospectively for revenue arrangements entered into during fiscal periods beginning after June 15, 2003. The Company believes the adoption of the standard will not have a material effect on the Company's consolidated financial statements.

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

Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Shareholders held on May 2, 2003, the following proposals were adopted by the votes specified below:

  (a)
  The following directors were elected to serve until the Company's 2004 Annual Meeting of Shareholders and received the number of votes listed opposite each of their names below:

	Number of Shares Voted For	Number of Shares Voted Against
James C. Foster	37,679,957	843,793
Robert Cawthorn	37,762,629	761,121
Stephen D. Chubb	38,323,982	199,768
George E. Massaro	38,389,554	134,196
George M. Milne	37,712,521	811,229
Douglas E. Rogers	37,762,829	760,921
Samuel O. Thier	38,273,424	250,326
William H. Waltrip	36,197,148	2,326,602
  (b)
  The approval of amendments to the Company's 2000 Incentive Plan which provide for the increase of the number of shares available for issuance thereunder by 2,500,000 shares and prohibit option and SAR repricings without shareholder approval. A total of 26,722,622 shares voted in favor of this proposal, 5,842,568 shares voted against the proposal; 9,534 shares abstained from voting; and there were 5,949,026 "broker no vote" shares.

  (c)
  The ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for fiscal 2003. A total of 37,828,731 shares voted in favor of the ratification, 679,287 shares voted against the ratification, and 15,732 shares abstained from voting.

Item 6. Exhibits and Reports on Form 8-K

          (a)   Exhibits.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Filed herewith.
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Filed herewith.
32.3	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or 15d-14(b) of the Exchange Act. Filed herewith.

          (b)   Reports on Form 8-K.

      The Company filed a Current Report on Form 8-K on May 1, 2003 to announce, pursuant to Item 9, that the Company posted its first quarter 2003 earnings release to its corporate website.

      The Company filed a Current Report on Form 8-K on May 6, 2003 to announce, pursuant to Item 9, that Charles River Laboratories, Inc., a wholly owned subsidiary of the Company, posted an investor presentation to its corporate website.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
July 31, 2003	/s/ JAMES C. FOSTER James C. Foster Chairman, Chief Executive Officer and President
July 31, 2003	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Senior Vice President and Chief Financial Officer