Form 10-Q
period 2003-09-27
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2003-10-30
CIK 1100682

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2003
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

        As of October 17, 2003, there were 45,769,228 shares of the registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended September 27, 2003
Table of Contents

			Page
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Statements of Income (Unaudited) for the three months ended September 27, 2003 and September 28, 2002	3
		Condensed Consolidated Statements of Income (Unaudited) for the nine months ended September 27, 2003 and September 28, 2002	4
		Condensed Consolidated Balance Sheets (Unaudited) as of September 27, 2003 and December 28, 2002	5
		Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 27, 2003 and September 28, 2002	6
		Notes to Unaudited Condensed Consolidated Interim Financial Statements	7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
	Item 4.	Controls and Procedures	29
Part II.	Other Information
	Item 6.	Exhibits and Reports on Form 8-K	30

Special Note on Factors Affecting Future Results

        Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Quarterly Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. You can identify these statements by forward-looking words such as "expect," "anticipate," "believe," "estimate," "plan," and "project" and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These statements are based on management's current expectations and involve a number of risks and uncertainties that could cause actual results to differ materially from those stated or implied by the forward-looking statements and the Company expressly does not undertake any duty to update forward-looking statements, which speak only as of the date of this report. Those risks and uncertainties include, but are not limited to: a decrease in pre-clinical research and development spending or a decrease in the level of outsourced services; acquisition integration risks; the activities of special interest groups; contaminations; industry trends; new displacement technologies; USDA and FDA regulations; changes in law; continued availability of products and supplies; loss of key personnel; interest rate and foreign currency exchange fluctuations; changes in generally accepted accounting principles; and any changes in business, political, or economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas. These factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Part I. Financial Information

Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)

	Three Months Ended
	September 27, 2003	September 28, 2002
Net sales related to products	$74,112	$67,331
Net sales related to services	77,082	74,033

Total net sales	151,194	141,364
Costs and expenses
Cost of products sold	41,676	37,323
Cost of services provided	53,026	50,566
Selling, general and administrative	21,003	20,023
Amortization of other intangibles	1,233	933

Operating income	34,256	32,519
Other income (expense)
Interest income	451	427
Interest expense	(2,173)	(2,289)
Loss on debt retirement	—	(613)
Other income (expense)	27	(48)

Income before income taxes, minority interests and earnings from equity investments	32,561	29,996
Provision for income taxes	12,536	10,805

Income before minority interests and earnings from equity investments	20,025	19,191
Minority interests	(434)	(717)
Earnings from equity investments	—	57

Net income	$19,591	$18,531

Earnings per common share
Basic	$0.43	$0.41
Diluted	$0.40	$0.38

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)

	Nine Months Ended
	September 27, 2003	September 28, 2002
Net sales related to products	$230,718	$202,061
Net sales related to services	226,965	209,624

Total net sales	457,683	411,685
Costs and expenses
Cost of products sold	125,587	110,659
Cost of services provided	158,037	145,192
Selling, general and administrative	66,491	62,329
Other operating expenses (income)	747	—
Amortization of other intangibles	3,711	2,194

Operating income	103,110	91,311
Other income (expense)
Interest income	1,362	1,637
Interest expense	(6,383)	(9,152)
Loss on debt retirement	—	(29,882)
Other income (expense)	443	1,029

Income before income taxes, minority interests and earnings from equity investments	98,532	54,943
Provision for income taxes	37,935	20,534

Income before minority interests and earnings from equity investments	60,597	34,409
Minority interests	(1,091)	(2,098)
Earnings from equity investments	—	316

Net income	$59,506	$32,627

Earnings per common share
Basic	$1.31	$0.73
Diluted	$1.22	$0.70

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)

	September 27, 2003	December 28, 2002
Assets
Current assets
Cash and cash equivalents	$164,316	$122,509
Restricted cash	—	5,000
Marketable securities	11,192	—
Trade receivables, less allowances of $1,630 and $1,540, respectively	105,653	94,245
Inventories	48,541	43,892
Other current assets	16,389	12,446

Total current assets	346,091	278,092
Property, plant and equipment, net	193,003	187,875
Goodwill, net	103,600	96,532
Other intangibles, net	31,020	34,204
Deferred tax asset	66,287	80,884
Other assets	25,151	23,757

Total assets	$765,152	$701,344

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$12,450	$13,084
Accrued compensation	28,996	31,825
Deferred income	25,248	27,029
Accrued liabilities	28,196	28,357
Accrued income taxes	7,399	7,036
Other current liabilities	8,276	6,038

Total current liabilities	110,565	113,369
Long-term debt and capital lease obligations	189,760	192,484
Accrued Executive Supplemental Life Insurance Retirement Plan	11,911	11,195
Other long-term liabilities	11,437	8,353

Total liabilities	323,673	325,401

Commitments and contingencies (Note 14)
Minority interests	9,539	18,567
Shareholders' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 45,751,931 and 45,218,693 shares issued and outstanding at September 27, 2003 and December 28, 2002, respectively	458	452
Capital in excess of par value	608,972	601,728
Retained earnings	(173,530)	(233,036)
Unearned compensation	(2,321)	(2,201)
Accumulated other comprehensive income	(1,639)	(9,567)

Total shareholders' equity	431,940	357,376

Total liabilities and shareholders' equity	$765,152	$701,344

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Nine Months Ended
	September 27, 2003	September 28, 2002
Cash flows relating to operating activities
Net income	$59,506	$32,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,282	17,381
Amortization of debt issuance costs and discounts	896	1,445
Amortization of premiums on marketable securities	104	—
Provision for doubtful accounts	1,139	158
Earnings from equity investments	—	(316)
Minority interests	1,091	2,098
Deferred income taxes	7,841	6,702
Windfall tax benefit from exercises of employee stock options	2,980	3,005
Loss on disposal of property, plant, and equipment	99	1,529
Loss on debt retirement	—	29,882
Asset impairment charge	3,655	—
Litigation settlement	(2,908)	—
Non-cash compensation	712	582
Changes in assets and liabilities:
Restricted cash	5,000	(5,000)
Trade receivables	(10,332)	3,383
Inventories	(3,558)	(112)
Other current assets	(2,222)	(1,085)
Other assets	2,596	703
Accounts payable	(1,353)	(4,633)
Accrued compensation	(3,622)	1,606
Deferred income	574	196
Accrued liabilities	(420)	298
Accrued income taxes	(70)	(1,353)
Other current liabilities	(1,400)	(1,804)
Accrued Executive Supplemental Life Insurance Retirement Plan	716	563
Other long-term liabilities	2,166	1,136

Net cash provided by operating activities	84,472	88,991

Cash flows relating to investing activities
Capital expenditures	(19,769)	(21,614)
Purchases of marketable securities	(15,485)	—
Acquisition of businesses, net of cash acquired	(10,841)	(22,046)
Proceeds from sale of property, plant and equipment	478	—

Net cash used in investing activities	(45,617)	(43,660)

Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	6,843	188,922
Payments on long-term debt and revolving credit facility	(5,938)	(155,144)
Payments of deferred financing cost	(783)	(6,123)
Payments on capital lease obligations	(183)	(71)
Proceeds from exercises of employee stock options	2,531	2,150
Proceeds from exercises of warrants	907	2,136
Dividends paid to minority interests	(1,902)	(1,470)
Premium paid on early retirement of debt	—	(23,886)
Payments received from officer loans	—	341

Net cash provided by financing activities	1,475	6,855

Effect of exchange rate changes on cash and cash equivalents	1,477	1,932

Net change in cash and cash equivalents	41,807	54,118
Cash and cash equivalents, beginning of period	122,509	58,271

Cash and cash equivalents, end of period	$164,316	$112,389

Supplemental cash flow information
Cash paid for interest	$6,743	$9,427
Cash paid for taxes	25,987	11,632

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

2. Long-Term Debt

        On March 31, 2003, The Company entered into a revolving credit agreement which matures on March 31, 2006. The agreement permits the Company to borrow up to $100,000 at an interest rate based on, at the Company's option, the greatest of the Prime Rate, the Base CD Rate plus 1%, and the Federal Funds Effective Rate plus 0.5%, or LIBOR multiplied by the Statutory Reserve Rate plus a spread of 1.25% to 2.50% based on the leverage ratio of the Company and the aggregate borrowing under the revolving credit agreement. Interest is payable, ranging from monthly to semi-annually, based on the Company's option of interest rate selected. The credit agreement requires the Company to pay a quarterly commitment fee which ranges from 25 through 50 basis points annually on the undrawn balance, based on the leverage ratio of the Company. The agreement also requires the Company to remain in compliance with certain financial ratios as well as other restrictive covenants. No amounts were outstanding under the credit agreement as of September 27, 2003.

        On September 26, 2002, the Company terminated its then existing revolving credit facility. The Company recorded a loss of $613 due to the write-off of deferred financing costs.

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

        Effective at the beginning of fiscal year 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. As the tender offer, repayment of the senior secured term loan facilities and termination of the then existing revolving credit facility were not unusual in nature nor infrequent in occurrence, the extraordinary loss before tax for the three and nine months ended September 28, 2002 of $613 and $29,882, respectively, was reclassified to loss on debt retirement. The related tax benefit for the three and nine months ended September 28, 2002 of $236 and $11,651, respectively, was reclassified to the provision for income taxes in the condensed consolidated statements of income.

        On January 24, 2002, the Company issued $175,000 par value of senior convertible debentures through a private placement offering. On February 11, 2002, the Company issued an additional $10,000 par value of senior convertible debentures through the additional purchase option. The Company received approximately $179,450, net of underwriting discounts. The senior convertible debentures accrue interest at an initial annual rate of 3.5% which will reset (but not below the initial rate of 3.5% or above 5.25%) on August 1, 2007, August 1, 2012 and August 1, 2016. Interest is payable semi-annually in arrears, beginning August 1, 2002. The senior convertible debentures mature in 2022 and are convertible into shares of the Company's common stock at a conversion price of $38.87, subject to adjustment under certain circumstances. On or after February 5, 2005, the Company may redeem for cash all or part of the debentures that have not been previously converted at the redemption prices set forth in the purchase agreement. Holders may require the Company to repurchase for cash all or part of their debentures on February 1, 2008, February 1, 2013 or February 1, 2017 at a price equal to 100% of the par value of the debentures plus accrued interest up to but not including the date of repurchase. In addition, upon a change in control of the Company occurring on or prior to February 1, 2022, each holder may require the Company to repurchase all or a portion of such holder's debentures for cash. The Company used a portion of the net proceeds from the senior convertible debenture offering to retire all of the 13.5% senior subordinated notes through a tender offer.

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

        On June 7, 2002, Charles River Europe GmbH, a subsidiary of the Company, acquired 100% of the voting equity interests of privately-held Biological Laboratories Europe Limited (BioLabs). Consideration, including acquisition expenses, was $22,900, net of cash acquired of $2,998. The consideration consisted of $21,012 in cash and $1,888 in future payments, of which approximately $629 is recorded in current liabilities and the remaining amount is recorded in long-term liabilities, which are to be paid to certain former shareholders of BioLabs over a three-year period. During the third quarter of 2003, the Company paid $746 to certain former shareholders of BioLabs, which represents one-third of the required future payments to be made by the Company based on the share purchase agreement. BioLabs, located in western Ireland, provides a broad range of services supporting the discovery, development and manufacturing of pharmaceutical, medical devices and animal and human health products. BioLabs was acquired to strengthen the Company's existing biomedical products and services segment by adding new capabilities to service the global animal health and medical device industry. The acquisition was recorded as a purchase business combination in accordance with SFAS No. 141.

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

	Three Months Ended		Nine Months Ended
	September 27, 2003 (as reported)	September 28, 2002 (pro forma)	September 27, 2003 (as reported)	September 28, 2002 (pro forma)
Net sales	$151,194	$147,495	$457,683	$433,381
Operating income	34,256	33,341	103,110	94,364
Net income	19,591	18,880	59,506	34,951
Earnings per common share
Basic	$0.43	$0.42	$1.31	$0.78
Diluted	$0.40	$0.39	$1.22	$0.74

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

6. Restructuring Charges

        During the second quarter of 2003, the Company recorded a charge of $871 for severance to employees who were terminated as part of a cost savings program. The Company recorded $613 of the charge to cost of services provided and $258 to selling, general and administrative expenses in the condensed consolidated statements of income. Approximately 100 employees, mainly technicians, technical support and administrative staff, were terminated as part of the cost savings program.

        During the fourth quarter of 2001, the Company recorded restructuring charges of $1,788, including asset disposals of $1,041, employee separation of $477 and other charges of $270, associated with the closure of a San Diego, California, facility. The restructuring plan included the termination of approximately 40 employees and the exit of a facility utilized under an operating lease. All terminated employees had separated from the Company by the end of the third quarter of 2002. During 2002, the Company recorded an additional $292 charge relating to the lease obligation at the facility based on the Company's revised estimate of expected sublease income generated over the remaining lease term. During the third quarter of 2003, the Company recorded an additional $396 charge relating to the remaining lease obligation at the facility due to adverse rental market conditions in the San Diego area.

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

        A summary of the activities associated with the above charges and the related liabilities balance are as follows:

	Employee Separations	Other	Total
December 28, 2002	$274	$388	$662
Amounts paid	(614)	(214)	(828)
Additional charges	954	396	1,350
Foreign currency translation	26	8	34

September 27, 2003	$640	$578	$1,218

The Company has closed both the San Diego facility and the French facility and expects all the above reserves to be fully utilized by 2004.

7. Earnings per Share

        Basic earnings per share for the three and nine months ended September 27, 2003 and September 28, 2002 were computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods. The weighted average number of common shares outstanding in the three and nine months ended September 27, 2003 and September 28, 2002 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.

        Options to purchase 215,550 and 43,900 shares were outstanding at September 27, 2003 and September 28, 2002, respectively, but were not included in computing diluted earnings per share in each of the respective three months ended because their inclusion would have been anti-dilutive. Options to purchase 3,268,959 and 82,936 shares were outstanding at September 27, 2003 and September 28, 2002, respectively, but were not included in computing diluted earnings per share in each of the respective nine months ended because their inclusion would have been anti-dilutive.

        Basic weighted average shares outstanding for the three and nine months ended September 27, 2003 and September 28, 2002 excluded the weighted average impact of 20,000 and 30,000 contingently issuable shares, respectively. In addition, weighted average shares outstanding for the three and nine months ended September 27, 2003 and September 28, 2002 excluded the weighted average impact of 72,139 and 61,669 shares, respectively, of non-vested fixed restricted stock awards.

        The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Numerator:
Net income	$19,591	$18,531	$59,506	$32,627
After-tax equivalent of interest expense:
3.5% senior convertible debentures	996	995	2,987	2,702
2% convertible note	—	—	—	8

Income for purposes of calculating diluted earnings per share	$20,587	$19,526	$62,493	$35,337

Denominator:
Weighted average shares outstanding—Basic	45,600,735	44,836,974	45,366,187	44,549,632
Effect of dilutive securities:
3.5% senior convertible debentures	4,759,455	4,759,455	4,759,455	4,306,645
Stock options	805,720	1,242,543	762,780	1,126,372
Warrants	324,340	523,291	400,146	678,383
2% convertible note	—	—	—	11,750

Weighted average shares outstanding—Diluted	51,490,250	51,362,263	51,288,568	50,672,782

Basic earnings per share	$0.43	$0.41	$1.31	$0.73
Diluted earnings per share	$0.40	$0.38	$1.22	$0.70

8. Stock-Based Compensation Plans

        As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25." Also, the Company accounts for variable restricted stock grants under the provisions of FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." The Company recognizes compensation expenses for fixed and variable restricted stock grants over the restriction period.

        SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123," requires the presentation of certain pro forma information as if the Company had accounted for its employee stock options under the fair value method. For purposes of this disclosure, the fair value of the fixed option grants was estimated using the Black-Scholes option pricing model.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected life of the options. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. However, for each period presented, management believes the Black-Scholes model is the most appropriate option valuation model for the Company.

        Had compensation expense for the Company's option grants been recognized consistent with the provisions of SFAS No. 123 as amended by SFAS No. 148, the Company's net income and earnings per share for the three and nine months ended September 27, 2003 and September 28, 2002 would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Reported net income	$19,591	$18,531	$59,506	$32,627
Add: Stock-based employee compensation included in reported net income, net of tax	185	315	438	352
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(2,890)	(2,192)	(7,126)	(4,205)

Pro forma net income	$16,886	$16,654	$52,818	$28,774

Reported basic earnings per share	$0.43	$0.41	$1.31	$0.73
Pro forma basic earnings per share	$0.37	$0.37	$1.16	$0.65
Reported diluted earnings per share	$0.40	$0.38	$1.22	$0.70
Pro forma diluted earnings per share	$0.35	$0.34	$1.09	$0.62

9. Restricted Stock

        Under the Company's 2000 Incentive Plan, restricted common stock of the Company may be granted at no cost to officers and key employees. Plan participants are entitled to cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of these shares until they vest, which is typically over a three year period. Upon issuance of restricted stock awards under the plan, unearned compensation equivalent to the market value at the date of grant is charged to shareholders' equity and subsequently amortized to expense over the restriction period. On July 23, 2003, the Company granted 32,300 restricted stock awards and recorded $1,062 as unearned compensation in shareholders' equity. During the three and nine months ended September 27, 2003, the Company recorded $301 and $712, respectively, in compensation expense for these awards and 91,669 restricted stock awards previously issued.

10. Marketable Securities

        The Company accounts for its investments in marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in marketable securities consist of corporate debt securities and U.S. government securities and obligations which are classified as securities available for sale.

        Unrealized holding gains and losses, net of related tax effect, on securities available-for-sale are excluded from earnings and are reported in accumulated other comprehensive income in the consolidated balance sheet until realized. Interest income is recognized when earned. Realized gains and losses for securities classified as available for sale are included in earnings and are determined using the specific identification method.

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities available for sale by major security type were as follows:

	September 27, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$11,340	$23	$(2)	$11,361
U.S. government securities and obligations	4,026	1	(7)	4,020

	$15,366	$24	$(9)	$15,381

        There were no sales of available-for-sale marketable securities at September 27, 2003.

        Maturities of corporate debt securities and U.S. government securities and obligations classified as available for sale at September 27, 2003 were as follows:

	September 27, 2003
	Amortized Cost	Fair Value
Due less than one year	$11,170	$11,192
Due after one year through five years	4,196	4,189

	$15,366	$15,381

        Marketable securities due after one year are included in other assets on the condensed consolidated balance sheets.

11. Supplemental Balance Sheet Information

        The composition of inventories is as follows:

	September 27, 2003	December 28, 2002
Raw materials and supplies	$6,928	$5,966
Work in process	2,985	3,730
Finished products	38,628	34,196

Inventories	$48,541	$43,892

        Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method. Costs for large animals are accumulated in inventory until the animals are sold.

        The composition of property, plant and equipment is as follows:

	September 27, 2003	December 28, 2002
Land	$11,613	$10,888
Buildings	193,984	182,160
Machinery and equipment	154,017	140,103
Leasehold improvements	12,364	13,512
Furniture and fixtures	3,910	3,232
Vehicles	3,202	2,539
Construction in progress	18,998	18,219

	398,088	370,653
Less accumulated depreciation	(205,085)	(182,778)

Net property, plant and equipment	$193,003	$187,875

12. Comprehensive Income

        The components of comprehensive income for the three and nine months ended September 27, 2003 and September 28, 2002 are set forth below:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net income	$19,591	$18,531	$59,506	$32,627
Foreign currency translation adjustment, net of tax	(2,113)	516	7,919	2,489
Net unrealized gain on marketable securities, net of tax	9	—	9	—

Comprehensive income	$17,487	$19,047	$67,434	$35,116

13. Income Taxes

        During the third quarter of 2002, in conjunction with the state tax planning initiatives and the completion of the 2001 state income tax returns, the Company reassessed the valuation allowance on the deferred tax assets associated with state net operating loss carryforwards. As a result of the reassessment, $473 of the valuation allowance was released and recorded as a tax benefit.

14. Commitments and Contingencies

        Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

        As of September 27, 2003 and December 28, 2002, the Company had $5,213 and $4,708 outstanding under letters of credit, respectively.

15. Business Segment Information

        The following table presents sales and other financial information by product line segment for the three and nine months ended September 27, 2003 and September 28, 2002. Sales to unaffiliated customers represent net sales originating in entities primarily engaged in either biomedical products and services or research models.

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Biomedical Products and Services
Net sales	$91,208	$84,593	$268,485	$241,471
Gross margin	30,747	28,100	86,781	78,300
Operating income	18,830	17,093	49,074	47,531
Depreciation and amortization	4,475	3,859	13,337	10,368
Capital expenditures	2,377	4,354	9,647	12,121
Research Models
Net sales	$59,986	$56,771	$189,198	$170,214
Gross margin	25,745	25,375	87,278	77,534
Operating income	18,703	18,596	65,746	57,121
Depreciation and amortization	2,751	2,472	7,945	7,013
Capital expenditures	2,938	2,954	10,122	9,493

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Total segment operating income	$37,533	$35,689	$114,820	$104,652
Unallocated corporate overhead	(3,277)	(3,170)	(11,710)	(13,341)

Consolidated operating income	$34,256	$32,519	$103,110	$91,311

        A summary of unallocated corporate overhead consists of the following:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Restricted stock compensation expense	$301	$517	$712	$578
US pension expense	1,068	400	2,539	1,206
Other general unallocated corporate expenses	1,908	2,253	8,459	11,557

	$3,277	$3,170	$11,710	$13,341

        Other general unallocated corporate expenses consist of various costs including those associated with senior executive salaries and departments such as corporate accounting, legal and investor relations.

        A summary of total assets of each business segment is as follows:

	September 27, 2003	December 28, 2002
Biomedical Products and Services	$307,861	$307,821
Research Models	457,291	393,523

Total assets	$765,152	$701,344

16. Goodwill and Other Intangible Assets

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	September 27, 2003		December 28, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$116,153	$(12,553)	$108,998	$(12,466)

Other intangible assets not subject to amortization	$3,438	$—	$3,438	$—
Other intangible assets subject to amortization:
Customer relationships	26,264	(5,014)	25,786	(2,792)
Customer contracts	3,585	(2,895)	3,555	(2,060)
Trademarks and trade names	3,203	(825)	3,211	(601)
Standard operating procedures	1,346	(560)	1,384	(372)
Other identifiable intangible assets	5,383	(2,905)	5,309	(2,654)

Total other intangible assets	$43,219	$(12,199)	$42,683	$(8,479)

Total goodwill and other intangible assets	$159,372	$(24,752)	$151,681	$(20,945)

        The changes in the gross carrying amount and accumulated amortization of goodwill from December 28, 2002 to September 27, 2003 are as follows:

	Biomedical Products and Services		Research Models		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 28, 2002	$100,897	$(11,358)	$8,101	$(1,108)	$108,998	$(12,466)
Adjustments to goodwill:
Acquisitions	4,669	—	1,331	—	6,000	—
Other	1,146	(87)	9	—	1,155	(87)

Balance at September 27, 2003	$106,712	$(11,445)	$9,441	$(1,108)	$116,153	$(12,553)

        Estimated amortization expense for each of the next five years is as follows:

2003	$4,867
2004	3,657
2005	2,944
2006	2,838
2007	2,593

17. Recently Issued Accounting Standards

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

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The Company adopted SFAS No. 143 as of the beginning of fiscal year 2003. The adoption of SFAS No. 143 did not have any material effect on the Company's consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. In periods subsequent to the initial measurement, changes to the liability resulting from a revision to either the timing or the amount of estimated cash flows shall be recognized as an adjustment to the liability in the period of the change. The Company adopted the provisions of SFAS No. 146 as of the beginning of fiscal year 2003. The adoption of SFAS No. 146 did not have any material effect on the Company's consolidated financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation. FIN 45 is applicable to guarantees that encompass guarantees based on changes in an underlying asset, liability or equity security, guarantees that are made on behalf of another entity's performance, certain indemnification agreements and indirect guarantees of the indebtedness of others. The recognition and measurement provisions of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for reporting periods ending after December 15, 2002. The Company has made the required disclosures in the consolidated financial statements as of December 28, 2002. The adoption of FIN 45 did not have any material effect on the Company's consolidated financial statements.

        In November 2002, the EITF reached final consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of a vendor's accounting for arrangements under which it will perform multiple revenue-generating activities. It provides additional guidance as to how revenue should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 is effective prospectively for revenue arrangements entered into during fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company's consolidated financial statements.

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

        We believe our financial performance in the third quarter demonstrated continued strength in our global business operations, with solid revenue growth, strong profitability, and excellent cash flow. Some of our customers have reduced their outsourcing requirements in some areas of our business, moderating the rate of growth we experienced in the recent past, but nevertheless the demand for our products and services remained at healthy, sustainable levels. Within our customer base, some pharmaceutical companies have experienced a challenging year from an earnings growth perspective, and some of their cost containment efforts adversely impacted buying patterns for certain of our products and services as the year progressed. In a similar way, some small and mid-sized biotechnology companies have experienced financing difficulties, and a small number of our customers in this industry significantly reduced their business activity with us due to financial constraints or difficulties. Despite these market trends, because of the depth and breadth of our portfolio of businesses, we experienced strong growth in our discovery businesses within our biomedical products and services segment, followed by solid but somewhat lower growth in our research model segment. Our development services unit experienced a year-over-year decline in revenues, but within that group we saw improved performance in some key areas that suggest both near and long-term improvements in growth and profitability. Finally, our growth strategy has long included the acquisition of small companies to serve as growth platforms. To date this year we have not added any new platforms, with the result being a diminished overall rate of reported growth.

        Total net sales for the third quarter of 2003 were $151.2 million, an increase of 7.0% over the same period last year. Favorable foreign currency translation contributed approximately 2.5% to the net sales gain. Net sales attributable to Springborn Laboratories, Inc. (Springborn), which we acquired in 2002, contributed 2.7% to the net sales gain. Our gross margin decreased to 37.4% of net sales, compared to 37.8% of net sales for the same period last year. Operating income for the third quarter of 2003 rose to $34.3 million, an increase of 5.3% over the same period last year. The operating margin decreased slightly to 22.7% compared to 23.0% achieved in the third quarter of last year. Last year's third-quarter results included a charge of $0.6 million for the early retirement of debt. Net income for the third quarter of 2003 was $19.6 million compared to $18.5 million for the third quarter of 2002.

        On a year-to-date basis, total net sales were $457.7 million, an increase of 11.2% over the same period last year. Favorable foreign currency translation contributed approximately 3.9% to the net sales gain. Net sales attributable to Biological Laboratories Europe Limited (BioLabs) and Springborn, which we acquired in 2002, contributed 4.2% to the net sales gain. Our gross margin increased to 38.0% of net sales, compared to 37.9% of net sales for the same period last year. The year-to-date results include a net charge of $1.6 million, recorded in the biomedical products and services segment, related to a cost savings program for our development services unit, a litigation settlement in our favor related to our French subsidiaries and an asset impairment charge related to our biopharmaceutical production facility in Maryland. Operating income on a year-to-date basis increased 12.9% over last year. On a year-to-date basis, the operating margin increased to 22.5% compared to 22.2% for last year. Last year's results included a charge of $29.9 million for the early retirement of debt. Net income was $59.5 million compared to $32.6 million last year.

        We have two segments for financial reporting purposes: biomedical products and services and research models.

        Our biomedical products and services segment consists of four business units: discovery services, development services, in vitro technology and vaccine support products. Our biomedical products and services segment represented 60.3% of net sales in the third quarter of 2003. Sales for this segment increased 7.8% over the same period last year. Favorable foreign currency translation contributed approximately 1.6% of the net sales gain. The acquisition of Springborn contributed 4.5% to the net sales growth in the third quarter of 2003. Our biomedical products and services segment continued to be adversely affected by the development services market. We continue to believe that the decline in spending on development services, such as ours, by pharmaceutical and biotechnology drug companies that we began to experience in the fourth quarter of 2002 will continue to adversely affect the growth of our biomedical products and services segment at least through the end of fiscal 2003. While the general decline in spending continues, we see improving levels of customer demands in certain of our development services businesses, particularly large animal and reproductive toxicology, as well as strong growth in interventional pharmacology services. Our discovery services, in vitro technology and vaccine support products continue to achieve strong sales growth compared to last year. Operating income for our biomedical products and services segment increased to 20.6% of net sales for the third quarter of 2003 from 20.2% for the same period last year on the strength of the our discovery services, in vitro technology and vaccine support products.

        Sales on a year-to-date basis for our biomedical products and services segment increased 11.2% over the same period last year. Operating income decreased to 18.3% of net sales through the third quarter of 2003, compared to 19.7% through the third quarter of 2002.

        Our research models business segment represented 39.7% of net sales for the third quarter of 2003. Net sales for this segment increased 5.7% over the same period in 2002. Our research models business sales growth was affected by the pharmaceutical company mergers, tighter pharmaceutical research and development spending, continued financing pressures among small to mid-sized biotechnology companies and a more pronounced seasonality in the third quarter. Favorable foreign currency translation contributed approximately 4.0% of the net sales gain. Operating income decreased to 31.2% of net sales for the third quarter of 2003, compared to 32.8% of net sales for the same period last year.

        Our research models business net sales on a year-to-date basis increased 11.2% over the same period in 2002. The net sales increase drove a 15.1% improvement in operating income, which increased to 34.7% of net sales through the third quarter of 2003, compared to 33.6% of net sales for the same period last year.

  Three Months Ended September 27, 2003 Compared to Three Months Ended September 28, 2002

        Net Sales.    Net sales for the three months ended September 27, 2003 were $151.2 million, an increase of $9.8 million, or 7.0%, from $141.4 million for the three months ended September 28, 2002.

        Biomedical Products and Services.    Net sales of biomedical products and services for the three months ended September 27, 2003 were $91.2 million, an increase of $6.6 million, or 7.8%, compared to $84.6 million for the three months ended September 28, 2002. The increase was primarily due to the continued growth in our discovery services, our 2002 acquisition of Springborn and the consolidation of our Mexican joint venture partially offset by the decline in demand for our development services. The acquisition of Springborn contributed $3.8 million to the net sales growth for the three months ended September 27, 2003. Sales of our discovery services continued to be driven by our transgenic services and contract staffing business units. Sales of our vaccine support business increased significantly for the three months ended September 27, 2003 due principally to the consolidation of our Mexican joint venture and to increased product sales and increased pricing. The consolidation of our Mexican joint venture added $1.6 million of sales for the three months ended September 27, 2003. Sales at our development business decreased primarily due to reduced sales of bioanalytical chemistry, safety assessment, business at our contract biopharmaceutical production and biosafety testing, partially offset by the 2002 acquisition of Springborn. Sales of our in vitro technologies business increased on the strength of the North American and European markets.

        Research Models.    Net sales of research models for the three months ended September 27, 2003 were $60.0 million, an increase of $3.2 million, or 5.7%, from $56.8 million for the three months ended September 28, 2002. Sales of our small animal research models in North America, which comprised 44.3% of research models sales during the quarter, increased 6.9% due to improved pricing of 5.0%, an increase in unit volume and a shift to higher-priced specialty units. Sales of our small animal research models in Europe, which comprised 27.1% of research models sales during the quarter, increased 9.4%, driven in part by the positive impact from currency translation of 12.2% and improved pricing of 3.0% partially offset by a decline in equipment volume. Sales of our small animal research models in Japan, which comprised 21.3% of research models sales in the quarter, increased 3.6%. The increase was due to the favorable impact from currency translation of 1.2% and increased unit sales. Sales from our large animal breeding and import conditioning business decreased $0.4 million in the third quarter of 2003.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the three months ended September 27, 2003 was $94.7 million, an increase of $6.8 million, or 7.8%, from $87.9 million for the three months ended September 28, 2002. Cost of products sold and services provided for the three months ended September 27, 2003 were 62.6% of net sales compared to 62.2% for the three months ended September 28, 2002.

        Biomedical Products and Services.    Cost of products sold and services provided for biomedical products and services for the three months ended September 27, 2003 was $60.5 million, an increase of $4.0 million, or 7.0%, compared to $56.5 million for the three months ended September 28, 2002. Cost of products sold and services provided for the three months ended September 27, 2003 was 66.3% of net sales compared to 66.8% for the three months ended September 28, 2002 due mainly to improved capacity utilization in our discovery and vaccine support business partially offset by lower sales volume in some of our development services businesses.

        Research Models.    Cost of products sold and services provided for research models for the three months ended September 27, 2003 was $34.2 million, an increase of $2.8 million, or 9.1%, compared to $31.4 million for the three months ended September 28, 2002. Cost of products sold and services provided for the three months ended September 27, 2003 increased to 57.1% of net sales compared to 55.3% of net sales for the three months ended September 28, 2002, primarily from reduced capacity utilization compared to last year.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended September 27, 2003 were $21.0 million, an increase of $1.0 million, or 4.9%, from $20.0 million for the three months ended September 28, 2002. Selling, general and administrative expenses for the three months ended September 27, 2003 were 13.9% of net sales compared to 14.2% of net sales for the three months ended September 28, 2002.

        Biomedical Products and Services.    Selling, general and administrative expenses for biomedical products and services for the three months ended September 27, 2003 were $10.7 million, an increase of $0.6 million, or 6.1%, compared to $10.1 million for the three months ended September 28, 2002. Selling, general and administrative expenses for the three months ended September 27, 2003 were 11.7% of net sales compared to 11.9% of net sales for the three months ended September 28, 2002.

        Research Models.    Selling, general and administrative expenses for research models for the three months ended September 27, 2003 were $7.0 million, an increase of $0.2 million, or 3.9%, compared to $6.8 million for the three months ended September 28, 2002. Selling, general and administrative expenses for the three months ended September 27, 2003 were 11.7% of net sales, compared to 11.9% for the three months ended September 28, 2002, principally due to continued focus on limiting operating expenses growth.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various corporate expenses including those associated with senior executive salaries and departments such as corporate accounting, legal and investor relations, was $3.3 million for the three months ended September 27, 2003, compared to $3.2 million for the three months ended September 28, 2002. The increase was due mainly to higher pension expense partially offset by lower bonuses compared to last year.

        Amortization of Other Intangibles.    Amortization of other intangibles for the three months ended September 27, 2003 was $1.2 million, compared to $0.9 million for the three months ended September 28, 2002. The increase was due to the businesses we acquired in 2002.

        Operating Income.    Operating income for the three months ended September 27, 2003 was $34.3 million, an increase of $1.8 million, or 5.3%, from $32.5 million for the three months ended September 28, 2002. Operating income for the three months ended September 27, 2003 was 22.7% of net sales, compared to 23.0% of net sales for the three months ended September 28, 2002.

        Biomedical Products and Services.    Operating income from sales of biomedical products and services for the three months ended September 27, 2003 was $18.8 million, an increase of $1.7 million, or 10.2%, from $17.1 million for the three months ended September 28, 2002. Operating income from sales of biomedical products and services for the three months ended September 27, 2003 increased to 20.6% of net sales, compared to 20.2% of net sales for the three months ended September 28, 2002. The increase in the operating income as a percentage of sales was due to the increased discovery services and vaccine support sales, partially offset by a decline in sales of our development services.

        Research Models.    Operating income from sales of research models for the three months ended September 27, 2003 was $18.7 million, an increase of $0.1 million, or 0.6%, from $18.6 million for the three months ended September 28, 2002. Operating income from sales of research models for the three months ended September 27, 2003 was 31.2% of net sales, compared to 32.8% for the three months ended September 28, 2002.

        Interest Expense.    Interest expense for the three months ended September 27, 2003 was $2.2 million compared to $2.3 million for the three months ended September 28, 2002.

        Loss on Debt Retirement.    During the third quarter of 2002, we recorded a loss of $0.6 million relating to the write-off of deferred financing costs in connection with the termination of the then existing revolving credit facility. On prior-year statements, this loss was recorded as an extraordinary item.

        Income Taxes.    The effective tax rate for the three months ended September 27, 2003 was 38.5% compared to the effective tax rate of 37.6%, excluding an $0.5 million benefit associated with the release of a tax valuation allowance, for the three months ended September 28, 2002. During the third quarter of 2002, we reassessed the valuation allowance relating to state income taxes due to recent tax planning undertaken and the completion of the 2001 state income tax returns. No additional tax valuation allowance was necessary as of September 27, 2003.

        Net Income.    Net income for the three months ended September 27, 2003 was $19.6 million, compared to $18.5 million for the three months ended September 28, 2002.

Nine Months Ended September 27, 2003 Compared to Nine Months Ended September 28, 2002

        Net Sales.    Net sales for the nine months ended September 27, 2003 were $457.7 million, an increase of $46.0 million, or 11.2%, from $411.7 million for the nine months ended September 28, 2002.

        Biomedical Products and Services.    Net sales of biomedical products and services for the nine months ended September 27, 2003 were $268.5 million, an increase of $27.0 million, or 11.2%, compared to $241.5 million for the nine months ended September 28, 2002. Net sales of biomedical products and services represented 58.7% of net sales. The increase was primarily due to our 2002 acquisitions and continued growth in outsourcing of discovery services. The acquisitions of BioLabs and Springborn contributed $20.5 million, or 7.1%, to the net sales growth for the nine months ended September 27, 2003. Our discovery services sales growth continued to be driven by our transgenic services and contract staffing business units. Our vaccine support business sales increased for the nine months ended September 27, 2003 due principally to the consolidation of our Mexican joint venture and to increased product sales and increased pricing. The consolidation of our Mexican joint venture added $5.4 million of sales for the nine months ended September 27, 2003. Our development business sales increased primarily due to the 2002 acquisitions of BioLabs and Springborn, partially offset by reduced safety assessment studies, biosafety testing and business at our contract biopharmaceutical production facility.

        Research Models.    Net sales of research models for the nine months ended September 27, 2003 were $189.2 million, an increase of $19.0 million, or 11.2%, from $170.2 million for the nine months ended September 28, 2002. Net sales of research models represented 41.3% of net sales. Sales of our small animal research models in North America, which comprised 43.5% of research models sales, increased 9.9% due to improved pricing of 5.0%, an increase in unit volume and a shift to higher-priced specialty units. Sales of our small animal research models in Europe, which comprised 28.1% of research models sales, increased 21.4%, driven in part by the positive impact from currency translation of 18.9%, improved pricing of 3.0%, and increased unit volume partially offset by reduced equipment sales. Sales of our small animal research models in Japan, which comprised 20.2% of research models sales, increased 7.7%. The increase was due mainly to the favorable impact from foreign currency translation of 6.5% and increased unit volume. Sales from our large animal breeding and import conditioning business decreased $0.5 million due to reduced availability of certain animals, which we believe to be a temporary issue.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the nine months ended September 27, 2003 was $283.6 million, an increase of $27.7 million, or 10.9%, from $255.9 million for the nine months ended September 28, 2002. Cost of products sold and services provided for the nine months ended September 27, 2003 were 62.0% of net sales compared to 62.1% for the nine months ended September 28, 2002, due to operating improvements in our research models segment partially offset by an increase in costs at our biomedical products and services segment.

        Biomedical Products and Services.    Cost of products sold and services provided for biomedical products and services for the nine months ended September 27, 2003 was $181.7 million, an increase of $18.5 million, or 11.4%, compared to $163.2 million for the nine months ended September 28, 2002. Cost of products sold and services provided as a percentage of net sales increased to 67.7% for the nine months ended September 27, 2003 from 67.6% for the nine months ended September 28, 2002, due mainly to lower sales volume in development services and $0.6 million of severance from the cost savings program.

        Research Models.    Cost of products sold and services provided for research models for the nine months ended September 27, 2003 was $101.9 million, an increase of $9.2 million, or 10.0%, compared to $92.7 million for the nine months ended September 28, 2002. Cost of products sold and services provided for the nine months ended September 27, 2003 improved to 53.9% of net sales compared to 54.4% of net sales for the nine months ended September 28, 2002, primarily because of improved capacity utilization and greater operating efficiencies.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the nine months ended September 27, 2003 were $66.5 million, an increase of $4.2 million, or 6.7%, from $62.3 million for the nine months ended September 28, 2002. Selling, general and administrative expenses for the nine months ended September 27, 2003 were 14.5% of net sales compared to 15.1% of net sales for the nine months ended September 28, 2002.

        Biomedical Products and Services.    Selling, general and administrative expenses for biomedical products and services for the nine months ended September 27, 2003 were $33.2 million, an increase of $4.6 million, or 16.4%, compared to $28.6 million for the nine months ended September 28, 2002. Selling, general and administrative expenses for the nine months ended September 27, 2003 were 12.4% of net sales compared to 11.8% of net sales for the nine months ended September 28, 2002 due to increased selling and marketing efforts and higher bad debt expense.

        Research Models.    Selling, general and administrative expenses for research models for the nine months ended September 27, 2003 were $21.5 million, an increase of $1.1 million, or 5.5%, compared to $20.4 million for the nine months ended September 28, 2002. Selling, general and administrative expenses for the nine months ended September 27, 2003 were 11.4% of net sales, compared to 12.0% for the nine months ended September 28, 2002, principally due to continued focus on limiting operating expense growth.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various corporate expenses including those associated with senior executive salaries and departments such as corporate accounting, legal and investor relations, was $11.7 million for the nine months ended September 27, 2003, compared to $13.3 million for the nine months ended September 28, 2002. The decrease is due mainly to lower anticipated bonuses compared to prior year.

        Other Operating Expenses (Income).    During the first quarter of 2003, a charge of $3.7 million was recorded for the write-down of certain biopharmaceutical production assets. Also during the first quarter of 2003, our French subsidiaries settled a breach of contract claim they had asserted against a customer in a prior year. After legal and related expenses, the net settlement amounted to a gain of approximately $2.9 million. The net charge of $0.8 million was recorded in the biomedical products and services segment.

        Amortization of Other Intangibles.    Amortization of other intangibles for the nine months ended September 27, 2003 was $3.7 million, an increase of $1.5 million from $2.2 million for the nine months ended September 28, 2002 due to the businesses we acquired in 2002.

        Operating Income.    Operating income for the nine months ended September 27, 2003 was $103.1 million, an increase of $11.8 million, or 12.9%, from $91.3 million for the nine months ended September 28, 2002. Operating income for the nine months ended September 27, 2003 was 22.5% of net sales, compared to 22.2% of net sales for the nine months ended September 28, 2002.

        Biomedical Products and Services.    Operating income from sales of biomedical products and services for the nine months ended September 27, 2003 was $49.1 million, an increase of $1.6 million, or 3.2%, from $47.5 million for the nine months ended September 28, 2002. Operating income from sales of biomedical products and services for the nine months ended September 27, 2003 decreased to 18.3% of net sales, compared to 19.7% of net sales for the nine months ended September 28, 2002. The decrease in operating income as a percentage of sales was due primarily to the decline in spending on development services by pharmaceutical and biotechnology companies, which resulted in lower sales and lower gross margins and increased selling, general and administrative expenses.

        Research Models.    Operating income from sales of research models for the nine months ended September 27, 2003 was $65.7 million, an increase of $8.6 million, or 15.1%, from $57.1 million for the nine months ended September 28, 2002. Operating income from sales of research models for the nine months ended September 27, 2003 was 34.7% of net sales, compared to 33.6% for the nine months ended September 28, 2002 due to increased sales, higher gross margins and lower selling, general and administrative expenses as a percentage of sales.

        Interest Expense.    Interest expense for the nine months ended September 27, 2003 was $6.4 million, compared to $9.2 million for the nine months ended September 28, 2002 due to the debt repayment in 2002.

        Loss on Debt Retirement.    During the nine months ended September 28, 2002, we recorded a loss of $29.9 million relating to premiums paid and the write-off of deferred financing costs and issuance discount in connection with the tender offer for all of the remaining 13.5% senior subordinated notes, other debt repayments and the termination of the then existing revolving credit facility. On prior-year statements, this loss was recorded as an extraordinary item.

        Income Taxes.    The effective tax rate for the nine months ended September 27, 2003 was 38.5% compared to the effective tax rate of 38.5% for the nine months ended September 28, 2002, excluding a $0.5 million benefit associated with the release of the valuation allowance. During the third quarter of 2002, we reassessed the valuation allowance relating to state income taxes due to tax planning initiatives undertaken and the completion of the 2001 state income tax returns. No additional tax valuation allowance was necessary as of September 27, 2003.

        Net Income.    Net income for the nine months ended September 27, 2003 was $59.5 million, compared to $32.6 million for the nine months ended September 28, 2002.

  Liquidity and Capital Resources

        The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's condensed consolidated statements of cash flows.

        Our principal sources of liquidity are cash flows from operations and proceeds from our debt and equity offerings.

        On March 31, 2003, the Company entered into a revolving credit agreement which matures on March 31, 2006. The agreement permits the Company to borrow up to $100.0 million at an interest rate based on, at the Company's option, the greatest of the Prime Rate, the Base CD Rate plus 1%, and the Federal Funds Effective Rate plus 0.5%, or LIBOR multiplied by the Statutory Reserve Rate plus a spread of 1.25% to 2.50% based on the leverage ratio of the Company and the aggregate borrowing under the revolving credit agreement. Interest is payable, ranging from monthly to semi-annually, based on the Company's option of interest rate selected. The credit agreement requires the Company to pay a quarterly commitment fee which ranges from 25 through 50 basis points on the undrawn balance, based on the leverage ratio of the Company. The agreement also requires the Company to remain in compliance with certain financial ratios as well as other restrictive covenants. No amounts were outstanding under the credit agreement as of September 27, 2003.

        Effective January 2, 2003, we acquired an additional 19% of the equity (404,321 common shares) of our then 66% equity joint venture company, Charles River Japan, from Ajinomoto Company, Inc. The purchase price for the equity was 1.3 billion yen, or $10.8 million, which was paid in cash.

        In connection with the acquisition of Springborn in 2002, we entered into a $6.0 million three-year unsecured subordinated note. The note is payable in three equal annual installments of principal, together with interest accrued in arrears commencing on October 1, 2003. Interest is payable based on the one-month LIBOR rate plus 1%, which equaled 2.81% at September 27, 2003.

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

        During 2002, we repaid our outstanding senior secured term loan facilities and terminated our revolving credit facility. As a result of the termination of our revolving credit facility, we were required to transfer $5.0 million into a separate bank account to support outstanding letters of credit. This amount is reported as restricted cash in our consolidated financial statements as of December 28, 2002. During the second quarter of 2003, the restriction was lifted due to the new revolving credit agreement entered into by the Company. As of September 27, 2003 and December 28, 2002, we had approximately $5.2 million and $4.7 million outstanding under letters of credit, respectively.

        Cash and cash equivalents totaled $164.3 million at September 27, 2003, compared with $122.5 million at December 28, 2002.

        Net cash provided by operating activities for the nine months ended September 27, 2003 and September 28, 2002 was $84.5 million and $89.0 million, respectively. The decrease in cash provided by operations is primarily the result of our improved collection efforts which began in early 2002 and generated a positive cash flow impact in 2002. Our days sales outstanding remained constant at 65 days as of September 27, 2003 compared to September 28, 2002.

        Net cash used in investing activities during the nine months ended September 27, 2003 and September 28, 2002 was $45.6 million and $43.7 million, respectively. The cash used in investing activities during the nine months ended September 27, 2003 related primarily to the acquisition of an additional 19% of equity in Charles River Japan for $10.8 million and capital expenditures of $19.8 million. For the first nine months ended September 28, 2002, the cash used in investment activities related primarily to the acquisition of BioLabs and capital expenditures of $21.6 million.

        Net cash provided by financing activities for the nine months ended September 27, 2003 and September 28, 2002 was $1.5 million and $6.9 million, respectively. During March 2002, we issued $185.0 million par value of senior convertible debentures and used $103.6 million of the proceeds to repay all of the 13.5% senior subordinated notes, including a premium of $23.9 million.

        We anticipate that our operating cash flows, together with borrowings under our 2003 revolving credit facility, will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due. We currently intend to retain any earnings to finance future operations and expansion.

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

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The Company adopted SFAS No. 143 as of the beginning of fiscal year 2003. The adoption of SFAS No. 143 did not have any material effect on the Company's consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. In periods subsequent to the initial measurement, changes to the liability resulting from a revision to either the timing or the amount of estimated cash flows shall be recognized as an adjustment to the liability in the period of the change. The Company adopted the provisions of SFAS No. 146 as of the beginning of fiscal year 2003. The adoption of SFAS No. 146 did not have any material effect on the Company's consolidated financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation. FIN 45 is applicable to guarantees that encompass guarantees based on changes in an underlying asset, liability or equity security, guarantees that are made on behalf of another entity's performance, certain indemnification agreements and indirect guarantees of the indebtedness of others. The recognition and measurement provisions of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for reporting periods ending after December 15, 2002. The Company has made the required disclosures in the consolidated financial statements as of December 28, 2002. The adoption of FIN 45 did not have any material effect on the Company's consolidated financial statements.

        In November 2002, the EITF reached final consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of a vendor's accounting for arrangements under which it will perform multiple revenue-generating activities. It provides additional guidance as to how revenue should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 is effective prospectively for revenue arrangements entered into during fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        Certain of our financial instruments are subject to market risks, including interest rate risk and foreign currency exchange rates.

        The fair value of long-term fixed interest rate debt is subject to interest rate risk. In addition, the fair value of our senior convertible debentures would be impacted by our stock price. The estimated fair value of our long-term debt at September 27, 2003 was $200.5 million. Fair values were determined from available market prices, using current interest rates and terms to maturity.

        During 2002, we terminated our then existing revolving credit facility and repaid all of our variable-rate term loans. Our senior convertible debentures accrue interest at an initial rate of 3.5%, which will be reset (but not below the initial rate of 3.5% or above 5.25%) on August 1, 2007, August 1, 2012 and August 1, 2016. Fluctuations in interest rates will not affect the interest payable on the senior convertible debentures, which is fixed through August 1, 2007.

        We generally do not use financial instruments for trading or other speculative purposes.

        We also have exposure to foreign currency exchange rate fluctuations for the cash flows received from our foreign affiliates. This risk is mitigated by the fact that their operations are principally conducted in their respective local currencies.

Item 4. Controls and Procedures.

        Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act are effective as of September 27, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 27, 2003 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

          (a)   Exhibits.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Filed herewith.
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Filed herewith.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Filed herewith.

          (b)   Reports on Form 8-K.

      The Company filed a Current Report on Form 8-K on July 29, 2003 reporting, pursuant to Item 9 (Regulation FD Disclosure), its financial results for the quarter ended June 28, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
October 30, 2003	/s/ JAMES C. FOSTER James C. Foster Chairman, Chief Executive Officer and President
October 30, 2003	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Senior Vice President and Chief Financial Officer

QuickLinks

CHARLES RIVER LABORATORIES INTERNATIONAL, INC. FORM 10-Q For the Quarterly Period Ended September 27, 2003 Table of Contents
  Part I. Financial Information
  Item 1. Financial Statements
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share amounts)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share amounts)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
  Item 4. Controls and Procedures.
  Part II. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES