Form 10-K
period 2003-12-27
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2004-03-10
CIK 1100682

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 27, 2003
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

(Registrant's telephone number, including area code): (978) 658-6000

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

        Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        On June 28, 2003, the aggregate market value of the Registrant's voting common stock held by non-affiliates of the Registrant was approximately $1,453,176,300.

        As of March 3, 2004, there were outstanding 46,074,943 shares of the Registrant's common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders scheduled to be held on May 12, 2004 (the 2004 Proxy Statement), which will be filed with the Securities and Exchange Commission not later than 120 days after December 27, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2004 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Item		Page
	PART I
1	Business	1
2	Properties	14
3	Legal Proceedings	15
4	Submission of Matters to a Vote of Security Holders	15
	Supplementary Item. Executive Officers of the Registrant pursuant to Instruction 3 to Item 401 (b) of Regulation S-K	15
	PART II
5	Market for Registrant's Common Equity, Related Stockholder Matters	17
6	Selected Consolidated Financial Data	19
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
7A	Quantitative and Qualitative Disclosures About Market Risk	33
8	Financial Statements and Supplementary Data	35
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	82
9A	Controls and Procedures	82
	PART III
10	Directors and Executive Officers of the Registrant	83
11	Executive Compensation	83
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	83
13	Certain Relationships and Related Transactions	83
14	Principal Accounting Fees and Services	83
	PART IV
15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	84

PART I

Item 1. Business

General

        This Annual Report on Form 10-K (Form 10-K), contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. (Charles River) that are based on current expectations, estimates, forecasts, and projections about the industries in which Charles River operates and the beliefs and assumptions of the management of Charles River. Words such as "expect," "anticipate," "target," "goal," "project," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K under the section entitled "Risks Related to Our Business and Industry." Charles River undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Corporate History

        Charles River has been in business since 1947 and has undergone several business structure changes over the years. Charles River Laboratories International, Inc. was incorporated in 1994. In 2000, we completed our initial public offering of Charles River Laboratories International, Inc. Our stock is traded on the New York Stock Exchange under the symbol "CRL" and is included in the Standard & Poor's S&P MidCap 400 Index. We are headquartered in Wilmington, Massachusetts. Our headquarters mailing address is 251 Ballardvale St., Wilmington, MA 01887, and the telephone number at that location is (978) 658-6000. Our Internet site is www.criver.com. Unless otherwise specifically incorporated by reference in this Form 10-K, material contained on our Internet site is not incorporated by reference into this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to "Charles River," "we," "us" or "our" refer to Charles River Laboratories International, Inc. and its subsidiaries.

        This Form 10-K, as well as all other reports filed with the Securities and Exchange Commission (SEC), are available free of charge through the investor relations section of our Internet site as soon as practicable after we electronically file such material with, or furnish it to, the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Overview

        We are a leading provider of critical research tools and integrated support services that enable innovative and efficient drug and medical device discovery and development. We are the global leader in providing the animal research models required in research and development for new drugs, devices and therapies and have been in this business for more than 55 years. Since 1992, we have built upon our research model technologies to develop a diverse and growing portfolio of products and services. Our wide array of tools and services enables our customers to reduce costs, increase speed and enhance their productivity and effectiveness in drug and medical device discovery and development. Our customer base includes major pharmaceutical companies, biotechnology companies, as well as many government agencies, leading hospitals and academic institutions throughout the world. We currently operate numerous facilities in 16 countries worldwide. Our products and services, supported by our global infrastructure and deep scientific expertise, enable our customers to meet many of the challenges of early-stage life sciences research, a large and growing market. In 2003, our net sales were $613.7 million and our operating income was $138.6 million.

        During the later part of 2003, we expanded our in vitro market opportunity with our new, portable version of our highly successful endotoxin testing platform called Endosafe®-PTS, which allows endotoxin testing in the field, affording researchers accurate and timely results. In January 2004, we further expanded our capabilities with the acquisition of River Valley Farms (RVF), a medical device contract research business located near Minneapolis, Minnesota. We have combined RVF with our existing contract surgical research services group, which has been providing pre-clinical medical device testing services for the past three years, to form a new unit called Interventional and Surgical Services (ISS). We expect the acquisition of RVF to significantly improve our ability to meet our customers' needs in this area

        During the fourth quarter of 2003, we changed our business segments to better strategically align related business units and to focus sales force and management responsibilities. As a result, some of our operating units are now presented within a business segment that is different from that previously reported in our SEC reports. We are continuing to report two business segments, now called Research Models and Services (RMS) and Development and Safety Testing (DST). We believe that the new business segments will better reflect our results of operations and facilitate understanding of the Company's business. The changes in segment presentation have no effect on our consolidated revenues or net income. Prior year segment information included in this Form 10-K has been restated to reflect this change.

  Research Models and Services (RMS)

        We are the global leader in the production and sale of research models, principally genetically and virally defined purpose-bred rats and mice, and have been supplying research models since 1947. We also provide a variety of related services that are designed to assist our customers in screening drug candidates. RMS accounted for 66% of total net sales in 2003.

        Research Models.    A significant portion of this business is comprised of the commercial production and sale of animal research models, principally purpose-bred rats, mice and other rodents for use by researchers. Our research models include genetically defined models and models with compromised immune systems, which are increasingly in demand as early-stage research tools. The Food and Drug Administration (FDA) and foreign regulatory bodies typically require the safety and efficacy of new drug candidates and many medical devices to be tested on research models like ours prior to testing in humans. As a result, our research models are an essential part of the drug discovery and development process. Our research models are bred and maintained in a biosecure environment designed to ensure that the animals are free of specific viral and bacterial agents and other contaminants that can disrupt research operations and distort results. With our biosecure production capabilities we are able to consistently deliver high quality research models worldwide. We also provide larger animal models, including rabbits and primates, to the research community, principally for use in their drug development and testing studies.

        Our research models include:

  •
  outbred animals, which are genetically heterogeneous;

  •
  inbred animals, which are genetically identical;

  •
  other genetically-modified research models;

  •
  knock-out models with one or more disabled genes;

  •
  hybrid animals, which are the offspring of two different inbred parents;

  •
  spontaneous mutant animals, which contain a naturally-occurring genetic mutation (such as immune deficiency); and

  •
  transgenic animals, which contain genetic material transferred from a different species.

        We offer one of the largest selections of small animal models and provide our customers with high-volume and high-quality production. Our rats, mice and other rodent species such as guinea pigs and hamsters have been and continue to be some of the most extensively used research models in the world, largely as a result of our continuous commitment to innovation and quality in the breeding process. We provide our small animal models to numerous customers around the world, including most pharmaceutical companies, major biotechnology companies, many government agencies, leading hospital and academic institutions. In 2001, we acquired new and proprietary, disease-specific rat models used to find new treatments for diseases such as diabetes, obesity, cardiovascular disease and kidney disease.

        We believe that over the next several years, many new research models will be developed and used in biomedical research, such as transgenic models with modified genetic material, knock-out models with one or more disabled genes, and transgenic models that incorporate or exclude a particular mouse, rat or human gene. These more highly-defined and characterized models will allow researchers to further focus their investigations into disease conditions and potential new therapies or interventions. We intend to build upon our position as the leader in this field to expand our presence in this market for higher-value research models.

        We have a strategic partnership with The Jackson Laboratory, an internationally renowned research institution that, in addition to research functions, develops unique mouse models for use in medical research, drug discovery and development work. Through this partnership, we produce and distribute The Jackson Laboratory's research models in Europe and Asia. The partnership combines The Jackson Laboratory's strength in genetic science with our global production and distribution capabilities. We view this relationship as an important step toward broadening the scope of our research models business.

        RMS also offers services such as health monitoring, medical and genetic profiling, surgery, genetic transplantation and specialty services dictated by our customers. Our services are designed to assist our customers in screening drug candidates faster by providing a variety of services related to genetically-defined research models for in-house research and by implementing efficacy screening protocols to improve the customer's drug evaluation process. These services, initiated in 1995, address the growing need among pharmaceutical and biotechnology companies to outsource the non-core aspects of their drug discovery activities. These services capitalize on the technologies and relationships developed through our research model business. We currently offer four major categories of research models services: transgenic services, laboratory services, contract staffing and vaccine support.

        Transgenic Services.    In this area of our business, we assist our customers in validating, maintaining, improving, breeding and testing research models purchased or created by them for biomedical research activities. While the creation of a transgenic model can be a critical scientific event, it is only the first step in the discovery process. Productive utilization of research models requires significant additional technical expertise. We provide transgenic breeding expertise, model characterization and colony development, genetic characterization, phenotyping, quarantine, embryo cryopreservation, embryo transfer and health and genetic monitoring. We provide these services to nearly 200 laboratories around the world from pharmaceutical and biotechnology companies to hospitals and universities. We maintain more than 1,000 different types of naturally occurring or experimentally manipulated research models for our customers. We expect that the demand for our services will grow as the use of genetically modified research models continues to grow within the research community. In order to meet the growing demand for these services, we are adding capacity in Europe and Japan in 2004, and we expect to begin construction of another substantial facility at our Massachusetts headquarters in early 2005.

        Laboratory Services.    We assist our customers in monitoring and analyzing the health and genetics of the research models used in their research protocols. We developed this capability internally by building upon the scientific foundation created by the diagnostic laboratory needs of our research model business. Depending upon a customer's needs, we may serve as its sole-source testing laboratory, or as an alternative source supporting its internal laboratory capabilities. We believe that the continued growth in development and utilization of specific disease models and genetically engineered models, such as transgenic models, will drive our future growth as the reference laboratory of choice for genetic testing of special models.

        Contract Staffing.    Building upon our core capability as a leading provider of high-quality research models, we manage animal care operations on behalf of government and academic organizations, as well as commercial customers in the biotechnology and related sectors. Demand for our services reflects the growing necessity of these large institutions to outsource internal functions or activities that are not critical to the core scientific innovation process. In addition, we believe that our expertise in managing the laboratory animal environment enhances the productivity and quality of our customers' research facilities. This area leads to additional opportunities for us to provide other products and services to our customers. Site management does not typically require us to make any incremental investment, thereby generating a favorable return on deployed assets.

        Vaccine Support.    We are the global leader for the supply of specific pathogen-free, or SPF, chickens and fertile chicken eggs. SPF chicken embryos are used by animal health companies as self-contained "bioreactors" for the manufacturing of live and dead viruses. These viruses are used as a raw material in poultry and human vaccine applications. The production of SPF eggs is done under biosecure conditions, similar in many ways to our research model production. We have a worldwide presence that includes several SPF egg production facilities in the United States, as well as facilities in Germany and Australia, and a joint venture in Mexico. We also operate a specialized avian laboratory in the United States, which provides in-house testing and support services to our customers.

  Development and Safety Testing (DST)

        Discovery represents the earliest stages of research and development in the life sciences, directed to the identification and selection of a lead compound for future drug development. Discovery is followed by development activities, which are directed at demonstrating the safety and efficacy of the selected drug candidates. Discovery and development represent most of the pre-clinical activities in drug development. The development services portion of our DST business segment enables our customers to outsource their non-core drug development activities to us. These activities are typically required for support of the regulatory filings necessary to obtain FDA approval. The demand for these services is driven by the trend to outsource certain pre-clinical drug discovery and development activities.

        We have focused significant resources on building a diverse portfolio of development and safety testing products and services. Our DST business represented 34% of our total net sales in 2003. We currently offer DST services in seven main areas: general and specialty toxicology, pathology services, interventional surgical services, biosafety testing, pharmacokinetic and metabolic analysis, bioanalytical chemistry and in vitro technology.

        General and Specialty Toxicology.    Our team of scientists, including toxicologists, pathologists, and regulatory specialists, designs and performs general and highly-specialized studies to evaluate the safety and toxicity of new pharmaceutical compounds and materials used in medical devices. We are an industry leader in the fields of reproductive and developmental toxicology, photobiology and other specialty toxicological assessments.

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

        Interventional and Surgical Services (ISS).    Many sophisticated drugs are designed to be administered directly to a precise location within the body using surgical, or "invasive," techniques. The development of these and certain other drugs requires the use of surgical techniques to administer a drug, or to observe its effects in various tissues. Our ISS group offers extensive capabilities in this area, and has collaborated with world-renowned experts in the fields of cardiology, inflammation, and pathology at leading academic institutions. Our ISS unit also provides a wide variety of medical device testing services from prototype feasibility testing to long-term GLP, or good laboratory practices, studies, primarily in large research models. The FDA requires companies introducing medical devices to test the biocompatibility of any new materials that have not previously been approved for contact with human tissue. Our services include cardiovascular surgery, biomaterial reactivity studies, orthopedic studies and related laboratory services. We maintain state-of-the-art surgical suites where our skilled professional staff implement custom surgery protocols provided by our customers. In January 2004, we acquired RVF, a medical device contract research business located near Minneapolis, Minnesota. We expect the acquisition of RVF to significantly improve our business in this area.

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

        Pharmacokinetic and Metabolic Analysis.    Our scientists conduct metabolic studies to reveal how drugs are broken down and excreted, and the duration that drugs or their byproducts remain in various organs, tissues and the circulatory systems in multiple species. In addition, we have extensive capabilities and resources which can be directed towards assessing, both in vivo and in vitro, the pharmacokinetic compounds in lead optimization studies. These studies can be performed as part of the drug screening process to help discover and nominate lead compounds, as well as later in the development process to provide information regarding safety and efficacy.

        Bioanalytical Chemistry.    Our bioanalytical chemistry services support all phases of drug discovery and development from lead optimization through non-clinical studies and clinical trials. For lead optimization support, our researchers apply proven high throughput methodologies to rapidly screen compounds to evaluate pharmacokinetic properties. In supporting non-clinical and clinical development studies, our researchers develop and validate assays in full regulatory compliance to support these efforts. We also provide, through a joint venture, leading-edge proteomics testing and analysis services on a fee-for-service contract basis to the pharmaceutical and biotechnology industries.

        In Vitro Technology.    Our DST business also provides non-animal, or in vitro, methods for testing the safety of drugs and medical devices. We are strategically committed to being the leader in providing our customers with in vitro alternatives as these methods become scientifically validated and commercially feasible. Our in vitro technology business produces and distributes test kits, reagents, software, accessories, instruments and associated services to pharmaceutical and biotechnology companies for medical devices and other products worldwide. We are a market leader in endotoxin testing, which is used for quality control testing of injectable drugs and medical devices, their components and the processes under which they are manufactured, for the presence of endotoxins.

Quality control testing for endotoxin contamination by our customers is an FDA requirement for injectable drugs and medical devices. Endotoxin testing uses a processed extract from the blood of the horseshoe crab, known as limulus amebocyte lysate (LAL). The LAL test is the first and only major FDA-validated in vitro alternative to an animal model test for endotoxin detection in pharmaceutical and medical device manufacturing. The process of extracting blood is generally not harmful to the crabs, which are subsequently returned to their natural ocean environment. In 2003, we expanded our in vitro market opportunity with a new, portable version of our highly successful endotoxin testing platform. The Endosafe Portable Testing System (Endosafe®-PTS) allows endotoxin testing in the field, affording researchers accurate and timely results. We continue to explore opportunities in non-traditional markets for water and surface monitoring such as food and beverage, hospitals and pharmaceuticals.

Competitive Strengths

        Our products and services are critical to both traditional pharmaceutical research and the growing fields of genomics, proteomics, recombinant protein and humanized antibody research. We believe we are well positioned to compete effectively in all of these markets as a result of a diverse set of competitive strengths, which include:

        Critical Products and Services.    We provide critical, proven and enabling products and services that our customers rely on to advance their early-stage research efforts and accelerate product development. We offer a wide array of complementary research tools and discovery and development services that differentiate us from our competition and have created a sustained competitive advantage in many of our markets.

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

        Extensive Global Infrastructure and Customer Relationships.    Our operations are globally integrated throughout North America, Europe and Asia. Our extensive investment in worldwide infrastructure allows us to standardize our products and services across borders when required by our multinational customers, while also offering a customized local presence when needed. We currently operate numerous facilities in 16 countries worldwide, serving a global customer base.

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

        Platform Acquisition Capabilities.    We have a proven track record of successfully identifying, acquiring, and developing complementary businesses. With this experience, we have developed internal expertise in sourcing acquisitions.

        Experienced and Incentivized Management Team.    Most of our senior management team has an average of nearly 20 years of service with our company. Our Chairman and Chief Executive Officer, James C. Foster, has been with us for 27 years. As of December 27, 2003, our management team owned, or had options to acquire, securities representing approximately 3.0% of our equity on a fully-diluted basis.

Our Strategy

        Our business is driven by the continued growth of research and development spending by pharmaceutical, biotechnology and medical device companies, the federal government and academic institutions. As the pressure to develop new drugs increases for these industries, so does the pressure to contain costs, implement research in multiple countries simultaneously and identify, hire and retain a breadth of experienced experts. These trends create opportunities for companies such as ours that can help speed the drug discovery and development process. Our strategy is to meet these needs by continuing to build upon our core research models business and to actively invest in new opportunities and become a full service, pre-clinical outsourcing provider to the drug discovery and development industry.

        We intend to continue to broaden the scope of our products and services. Primarily through acquisitions and alliances, we have improved our ability to offer new services that complement our existing drug discovery and development businesses. Over the past decade, we have completed 22 acquisitions and alliances that have contributed to our financial results. Several of our operations began as platform acquisitions, which we were able to grow by developing and marketing the acquired products or services to our extensive global customer base. We intend to further pursue strategic platform acquisitions to drive our long-term growth. We believe our approach to acquisitions is a disciplined one that seeks to focus on businesses that are a sound strategic fit and that offer the prospect of enhancing stockholder value. This strategy may include geographic expansion of an existing core service, strengthening of one of our core services or the addition of a new product or service.

        We also intend to continue to expand our pre-clinical outsourcing services. Many of our pharmaceutical and biotechnology customers outsource a wide variety of research activities that are critical to their scientific innovation process. We believe the trend of outsourcing pre-clinical or early-stage research will continue to increase. We are well positioned to exploit both existing and new outsourcing opportunities, principally through our discovery and development services offerings. We believe our early successes in the transgenic services area have increased customer demand for outsourcing and have created significant opportunities. We intend to focus our marketing efforts on stimulating demand for further outsourcing of pre-clinical research to gain market share. We also intend to expand our opportunities by continuing to increase our international presence.

Customers

        Our customers consist primarily of large pharmaceutical companies, as well as biotechnology, animal health, medical device and diagnostic companies and hospitals, academic institutions, and government agencies and other life sciences companies. We have many long-term, stable relationships with our customers.

        During 2003, in both our RMS and DST businesses, more than three-quarters of our sales were to pharmaceutical and biotechnology companies, and the balance was to hospitals, universities and government agencies. No single commercial customer accounted for more than 5% of our total net sales in 2003 and our top 20 customers accounted for 32% of total net sales.

        For information regarding net sales and long-lived assets attributable to each of our business segments for the last three fiscal years, please review Note 16 included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

        For information regarding net sales and long-lived assets attributable to operations in the United States, Japan, France and other countries for each of the last three fiscal years, please review Note 16 included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Sales, Marketing and Customer Support

        We sell our products and services principally through our direct sales force, the majority of whom work in the United States, with the balance working in Europe and Japan. The direct sales force is supplemented by a network of international distributors for our products businesses. In late 2003, we re-aligned our U.S. sales force to provide each business segment with its own dedicated sales team.

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

        We maintain both customer service and technical assistance departments, which service our customers' routine and more specialized needs. We frequently assist our customers in solving problems related to animal husbandry, health and genetics, biosecurity, study design, regulatory consulting, protocol development and other areas in which our expertise is recognized as a valuable customer resource.

Research and Development

        We do not maintain a fully-dedicated research and development staff and therefore, have not had any significant research and development costs in any of the past three fiscal years. Our approach to developing new products or services is to extend our base technologies into new applications and fields, and in some instances to license or acquire technologies to serve as platforms for the development of new businesses that service our existing customer base. Our research and development focus is principally on developing projects that improve our productivity or processes.

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

Employees

        As of December 27, 2003, we had approximately 4,500 employees, including nearly 250 science professionals with advanced degrees including D.V.M.s, Ph.D.s and M.D.s. Our employees are not unionized in the United States, although employees are unionized at some of our European facilities, consistent with local custom for our industry. Our annual satisfaction surveys indicate that we have a good relationship with our employees.

Backlog

        Backlog usually includes work to be performed under signed agreements. Once work under a signed agreement begins, net sales are recognized over the life of the project. We believe that backlog is not a meaningful indicator of future business prospects for any of our business units for a variety of reasons including: almost all of our contracts are terminable by the client on short notice; the scope of studies frequently changes, which may either increase or decrease their value; and studies may be reduced in scope or delayed at any time by the client or regulatory authorities. Therefore, management does not believe that backlog information is material to an understanding of our business.

Competition

        Our strategy is to become a leader in each of the markets in which we participate. Our competitors are generally different in each of our business and geographic areas.

        In our RMS segment our main competitors include three smaller competitors in North America, several smaller ones in Europe, and two smaller ones in Japan. Of our main United States competitors, two are privately-held businesses and the third is a government-funded, not-for-profit institution. We believe that none of our competitors in RMS has our comparable global reach, financial strength, breadth of product and services offerings and pharmaceutical and biotechnology industry relationships.

        We have many competitors in our DST segment, a few of which are larger than we are and may have greater capital, technical or other resources than we do, however, many are smaller and more regionalized.

        We compete in the marketplace on the basis of quality, reputation and availability, supported by our international presence with strategically located facilities.

Regulatory Matters

        The Animal Welfare Act (AWA) governs the treatment of particular species intended for use in research. The AWA imposes a wide variety of specific regulations on producers and users of these species, most notably cage size, shipping conditions, sanitation and environmental enrichment methods. We comply with licensing and registration requirement standards set by the United States Department of Agriculture (USDA) for handling regulated species, including breeding, research use, maintenance and transportation. However, rats, mice and chickens are not regulated under the AWA. Congress recently adopted legislation which permanently excludes these species from regulation under the AWA. As a result, most of our United States small animal research model activities and our vaccine support services operations are not subject to regulation under the AWA. Our animal production facilities in the United States are accredited by The Association for Assessment and Accreditation of Laboratory Animal Care International (AAALAC), a highly regarded member association which maintains standards that often exceed those of the USDA.

        Portions of our DST are also generally regulated by the USDA, and in the case of our endotoxin detection systems, the FDA. Our manufacture of test kits and reagents for endotoxin testing is subject to regulation by the FDA under the authority of the Federal Food, Drug, and Cosmetic Act. We are required to register with the FDA as a device manufacturer and are subject to inspection on a routine basis for compliance with the FDA's Quality System Regulations and Good Manufacturing Practices. These regulations require that we manufacture our products and maintain our documents in a prescribed manner with respect to manufacturing, testing and control activities.

Corporate Governance

        We are committed to operating our business with integrity and accountability. We complied with all of the New York Stock Exchange (NYSE) corporate governance standards prior to their approval by the SEC. Seven of our eight Board members are independent and have no financial, personal or significant business ties to the Company or management, and all of our Board committees, other than the Executive Committee, are composed of independent directors. The Board adopted corporate governance guidelines and a Code of Business Conduct and Ethics which has been communicated to employees and posted on our website. We have always been diligent in complying with generally accepted accounting principles and are committed to providing financial information that is transparent, timely and accurate. We have established a process through which employees, either directly or anonymously, can notify us (and the Audit Committee of the Board of Directors) of alleged accounting and auditing concerns or violations including fraud. We have created an internal disclosure committee that meets regularly and adopted disclosure procedures and guidelines to help ensure that our public disclosures are accurate and timely.

Industry and Market Data

        In this Form 10-K, we rely on and refer to information and statistics regarding the research models and development services industries, and our market share in the markets in which we compete. We obtained this information and statistics from various third-party sources, none of which should be considered definitive, discussions with our customers and/or our own internal estimates. We believe that these sources and estimates are reliable, but we have not independently verified them.

Risks Related to Our Business and Industry

        Set forth below and elsewhere in this Form 10-K and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-K.

Our business is subject to risks relating to operating internationally.

        A significant part of our net sales is derived from operations outside the United States. Our international revenues, which include revenues from our non-U.S. subsidiaries, represented 30.8% of our total net sales in 2003, 27.4% in 2002 and 27.3% in 2001. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. There are a number of risks arising from our international business, including:

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

        Our operations and financial results could be significantly affected by the above mentioned risks. For example, because both sales and costs at our foreign businesses are conducted in the local currency, we are subject to exchange rate fluctuations between local currencies and the U.S. dollar in the reported results of our foreign operations. These fluctuations may decrease our earnings. We currently do not hedge against the risk of exchange rate fluctuations because both sales and costs at our foreign businesses are maintained in local currency. The economic situation in some of the foreign countries in which we operate may result in slower payments of outstanding receivable balances. Our financial results could be adversely affected by weakness in the economies and currencies in these regions.

A reduction in research and development budgets may adversely affect our business.

        Our customers include researchers at pharmaceutical and biotechnology companies. Our ability to continue to grow and win new business is dependent upon the ability and willingness of the pharmaceutical and biotechnology industries to continue to spend on research and development at rates close to or at historical levels and to outsource the products and services we provide. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities and institutional budgetary policies. Our business could be adversely affected by any significant decrease in life sciences research and development expenditures by pharmaceutical and biotechnology companies, as well as by academic institutions, government laboratories or private foundations.

A reduction or delay in government funding of research and development may adversely affect our business.

        A substantial portion of net sales in our RMS segment is derived from customers at academic institutions and research laboratories whose funding is partially dependent on both the level and timing of funding from government sources, such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies. Although the level of government research funding has increased substantially during the past several years, we believe this increase may not continue at historic rates in the short term. Government funding of research and development is subject to the political process, which is inherently unpredictable. Our sales may be adversely affected if our customers delay purchases as a result of uncertainties surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. A reduction in government funding for the NIH or other government research agencies could adversely affect our business and our financial results. Our customers generally receive funds from approved grants at particular times of the year, as determined by the U.S. federal government. In the past, grants have been frozen for extended periods or have otherwise become unavailable to various institutions without advance notice. The timing of the receipt of grant funds affects the timing of purchase decisions by our customers and, as a result, can cause fluctuations in our sales and operating results.

The outsourcing trend in the pre-clinical and non-clinical stages of drug discovery and development may decrease, which could slow our growth.

        Some areas of our discovery and development services business have grown significantly as a result of the increase over the past several years in pharmaceutical and biotechnology companies outsourcing their pre-clinical and non-clinical research support activities. While industry analysts expect the outsourcing trend to continue for the next several years, a substantial decrease in pre-clinical and non-clinical outsourcing activity could result in a diminished growth rate in the sales of one or more of our expected higher-growth areas.

Our customer contracts are generally terminable on little or no notice. Termination of a large contract for services or multiple contracts for services could adversely affect our sales and profitability.

        Generally, our agreements with our customers provide that the customer can terminate the agreements or reduce the scope of services under the agreements with little or no notice. Customers may elect to terminate their agreements with us for various reasons, including: unexpected or undesired study results; production problems resulting in shortages of the drug being tested; the customer's decision to forego or terminate a particular study; or the loss of funding for the particular research study. If a customer terminates a contract with us, we are entitled under the terms of the contract to receive revenue earned to date as well as certain other costs and, in some cases, penalties. Primarily in our DST segment, cancellation of a large contract or simultaneous cancellation of multiple contracts could materially adversely affect that segment's business and, therefore, may adversely affect our operating results.

If we are not successful in selecting and integrating the businesses and technologies we acquire, our business may suffer.

        During the past three years, we have expanded our business through several acquisitions. We plan to continue to grow our business through acquisitions of businesses and technologies and the formation of alliances. However, businesses and technologies may not be available on terms and conditions we find acceptable. Even if completed, acquisitions and alliances involve numerous risks which may include:

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

        Contaminations typically require cleaning up the contaminated room or poultry house. This clean-up results in inventory loss, clean-up and start-up costs, and reduced sales as a result of lost customer orders and credits for prior shipments. These contaminations are unanticipated and difficult to predict and could adversely impact our financial results. We have made significant capital expenditures designed to strengthen our biosecurity and have significantly improved our operating procedures to protect against such contaminations, however, contaminations may still occur.

New technologies may be developed, validated and increasingly used in biomedical research that could reduce demand for some of our products and services.

        For many years, groups within the scientific and research communities have attempted to develop models, methods and systems that would replace or supplement the use of living animals as test subjects in biomedical research. Companies have developed several techniques that have scientific merit, especially in the area of cosmetics and household product testing, markets in which we do not market our products or services. Only a few alternative test methods in the discovery and development of effective and safe treatments for human and animal disease conditions have been validated and successfully deployed. The principal validated non-animal test system is the LAL, or endotoxin detection system, a technology which we acquired and have aggressively marketed as an alternative to testing in animals. It is our strategy to participate in some fashion with any non-animal test method as it becomes validated as a research model alternative or adjunct in our markets. However, these methods may not be available to us or we may not be successful in commercializing these methods. Even if we are successful, sales or profits from these methods may not offset reduced sales or profits from research models. Alternative research methods could decrease the need for research models, and we may not be able to develop new products effectively or in a timely manner to replace any lost sales.

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

        The current political and business turmoil in many parts of the world, including the threat of future terrorist attacks on the U.S. and other parts of the world and related U.S. military action, continues to put severe pressure on global economic conditions and the U.S. economy. Such pressure may have a negative effect on research and development outsourcing and spending, which would adversely impact our business.

Negative attention from special interest groups may impair our business.

        Our core research model activities with rats, mice and other rodents have not historically been the subject of animal rights media attention. However, we have experienced protests by animal right activists, which included threats against our facilities and employees, overseas. Future negative attention or threats against our facilities or employees could adversely affect our business.

One of our large animal operations is dependent on a single source of supply, which if interrupted could adversely affect our business.

        We depend on an international source of supply for one of our large animal operations. Disruptions to their continued supply may arise from colony fertility and health problems, export or import restrictions or embargoes, foreign government or economic instability, severe weather conditions or contract disputes or disruptions. Any disruption of supply could harm our business if we cannot remove the disruption or are unable to secure an alternative or secondary source on comparable commercial terms.

Tax benefits we expect to be available in the future may be subject to challenge.

        In connection with our 1999 recapitalization, our then current shareholders, CRL Acquisition LLC (CRL Acquisition) and Bausch & Lomb Incorporated (B&L), made a joint election intended to permit us to increase the depreciable and amortizable tax basis in our assets for federal income tax purposes, thereby providing us with expected future tax benefits. In connection with our initial public offering in 2000, CRL Acquisition reorganized, terminated its existence as a corporation for tax purposes and distributed a substantial portion of its stock to its members. We believe that the reorganization and liquidating distribution should not have any impact on the election for federal income tax purposes. However, it is possible that the Internal Revenue Service (IRS) may contend that this reorganization and liquidating distribution should be integrated with our original recapitalization. If the IRS were to be successful with this contention, the expected future tax benefits at the time of the recapitalization would not be available and we would be required to write off the related deferred tax asset.

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

        Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical and managerial personnel. While we have an excellent record of employee retention, there is still strong competition for qualified personnel in the pharmaceutical and biotechnology fields. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, could harm our business.

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

Item 2. Properties

        The following charts provide summary information on our properties. The first chart lists the sites we own and the second chart lists the sites we lease. Most of our leases expire between 2004 and 2006. None of these leases are material to our business operations and many have an option to renew. We believe that we will be able to successfully renew expiring leases on terms satisfactory to us.

Sites—Owned

Country	No. of Sites	Total Square Feet	Principal Functions	Business Segment
Belgium	1	23,284	Office, Production	RMS
Canada	1	74,069	Office, Production, Laboratory	RMS
China	1	19,372	Office, Production, Laboratory	DST
France	5	663,600	Office, Production, Laboratory	RMS
	—	2,500	Office, Production, Laboratory	DST
Germany	3	154,184	Office, Production, Laboratory	RMS
	—	300	Office, Production, Laboratory	DST
Mexico	2	88,582	Office, Production, Laboratory	RMS
Italy	1	43,390	Office, Production, Laboratory	RMS
Japan	2	116,340	Office, Production, Laboratory	RMS
Ireland	2	102,319	Office, Production, Laboratory	DST
United Kingdom	1	56,000	Office, Production, Laboratory	RMS
	1	2.240	Office, Production, Laboratory	DST
United States	22	936,369	Office, Production, Laboratory	RMS
	4	198,378	Office, Production, Laboratory	DST

Total	46	2,480,927

Sites—Leased

Country	No. of Sites	Total Square Feet	Principal Functions	Business Segment
Australia	1	13,570	Office, Production	RMS
Hungary	2	11,550	Office, Production, Laboratory	RMS
Japan	7	77,121	Office, Production, Laboratory	RMS
Netherlands	1	3,681	Office	RMS
Spain	1	3,228	Office	RMS
Sweden	1	8,073	Sales Office	RMS
United States	10	87,256	Office, Production, Laboratory	RMS
	16	510,390	Office, Production, Laboratory	DST

Total	39	714,869

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

        Thomas F. Ackerman, age 49, joined us in 1988 with over eleven years of combined public accounting and international finance experience. He was named Controller, North America in 1992 and became our Vice President and Chief Financial Officer in 1996. In 1999, he was named a Senior Vice President. He is currently responsible for overseeing our Accounting and Finance Department, as well as our Information Technology Group. Prior to joining us, Mr. Ackerman was an accountant at Arthur Andersen & Co. Mr. Ackerman received a B.A. in Accounting from the University of Massachusetts and is a certified public accountant.

        Christophe Berthoux, age 42, joined us in 1991 as Sales and Marketing Director in France and became General Manager of our French operations in 1997. Mr. Berthoux became Vice President of our European operations in 1999, assuming our Southern Europe operations including Italy, Spain, France and Belgium. In 2002, Mr. Berthoux was promoted to Corporate Vice President and, in addition to his European duties, assumed responsibility for Transgenic Services and Laboratory and Research Services worldwide. Mr. Berthoux received a D.V.M. degree from Lyon Veterinary School and an Executive M.B.A. from Purdue University's Krannert Graduate School of Management.

        James C. Foster, age 53, joined us in 1976 as General Counsel. Over the past 27 years, Mr. Foster has held various staff and managerial positions, and was named our President in 1991, Chief Executive Officer in 1992 and our Chairman in 2000. Mr. Foster received a B.A. from Lake Forest College, a M.S. from the Sloan School of Management at the Massachusetts Institute of Technology, and a J.D. from Boston University School of Law.

        Jörg M. Geller, age 49, joined us in 1986 as a production manager in our animal production facility in Germany and has had various management positions since then. In 1994, Mr. Geller became Vice President, Charles River Europe, responsible for our activities in Germany and Northern and Eastern Europe. In 1997, Mr. Geller assumed responsibility for our avian production unit (SPAFAS). Mr. Geller graduated from the veterinary school in Giessen and received his Ph.D. from the University of Hanover. He attended the Advanced Executive Program at the Kellogg School of Management, Northwestern University.

        Nancy Gillett, age 48, joined us in 1999 with the acquisition of Sierra Biomedical. Dr. Gillett has 19 years of experience as an ACVP board certified pathologist and scientific manager. In 1999, she became Senior Vice President and General Manager of our Sierra Biomedical division with responsibilities for Sierra's ongoing business operations. In 2002, Dr. Gillett became interim Corporate Vice President of Discovery and Development Services and President and General Manager of Sierra Biomedical, overseeing operations for our Argus Laboratories, PAI, Redfield Laboratories, Springborn Laboratories and Worcester Laboratories divisions. In 2003, Dr. Gillett became Corporate Vice President and General Manager of Drug Discovery and Development. Dr. Gillett received her D.V.M from Washington State University and her Ph.D. from the University of California, Davis.

        David P. Johst, age 42, joined us in 1991 as Corporate Counsel and was named Vice President, Human Resources in 1995. He became Vice President, Human Resources and Administration in 1996, and a Senior Vice President in 1999. He is responsible for overseeing our Human Resources department, our contract staffing business unit and several other corporate staff departments. Prior to joining the Company, Mr. Johst was a corporate associate at Boston's Hale and Dorr. Mr. Johst is a graduate of Dartmouth College, holds an M.B.A. from Northeastern University and received his J.D. from Harvard University Law School.

        Real H. Renaud, age 56, joined us in 1964 and has 40 years of research models production and related management experience. In 1986, Mr. Renaud became Vice President of Production, with responsibility for overseeing the Company's North American small animal operations, and was named Vice President, Worldwide Production in 1990. Mr. Renaud became Vice President and General Manager, European and North American Animal Operations in 1996, following a two-year European assignment during which he provided direct oversight to our European operations. In 1999, he became a Senior Vice President and in 2002, Mr. Renaud became Executive Vice President and General Manager, Worldwide Research Model Products and Services. Mr. Renaud attended Columbia University's executive education program.

        Dennis R. Shaughnessy, age 46, joined us in 1988 as Corporate Counsel and was named Vice President, Business Affairs in 1991. He became Vice President, Corporate Development and General Counsel in 1994 and is responsible for overseeing the Company's business development initiatives on a worldwide basis, as well as handling the Company's overall legal affairs. He became a Senior Vice President in 1999. Mr. Shaughnessy also serves as our Corporate Secretary. Prior to joining us, Mr. Shaughnessy was a corporate associate at Boston's Testa, Hurwitz & Thibeault and previously served in government policy positions. Mr. Shaughnessy has a B.A. from Pennsylvania State University, an M.S. from The University of Michigan, an M.B.A. from Northeastern University, and a J.D. from The University of Maryland School of Law.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock began trading on the New York Stock Exchange (NYSE) on June 23, 2000 under the symbol "CRL." The following table sets forth for the periods indicated below closing prices for our common stock, as reported on the NYSE Composite Tape.

2004	High	Low
First quarter (through March 3, 2004)	$44.84	$33.77
2003	High	Low
First quarter	$33.48	$25.45
Second quarter	33.99	24.75
Third quarter	37.16	30.90
Fourth quarter	35.01	30.25
2002	High	Low
First quarter	$32.49	$27.90
Second quarter	38.89	27.80
Third quarter	39.60	29.90
Fourth quarter	40.98	36.55

Shareholders

        As of March 3, 2004, there were approximately 145 registered shareholders of the outstanding shares of common stock.

Dividends

        We have not declared or paid any cash dividends on shares of our common stock in the past three years, except to our former parent companies, and we do not intend to pay cash dividends in the foreseeable future. We currently intend to retain any earnings to finance future operations and expansion. Some of the restrictive covenants contained in our revolving credit agreement limit our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

        The following table summarizes, as of December 27, 2003, the number of options issued under the Company's stock option plans and the number of options available for future issuance under these plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuanceunder equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders: 2000 Incentive Plan	3,492,290	$31.40	2,494,583
1999 Management Incentive Plan	938,702	$6.93	12,417
2000 Directors Stock Plan	96,000	$21.94	4,000
Equity compensation plans not approved by security holders	NA	NA	NA

Total	4,526,992	$26.13	2,511,000

Item 6. Selected Consolidated Financial Data

        The following table presents our selected consolidated financial data and other data as of and for the fiscal years ended December 27, 2003, December 28, 2002, December 29, 2001, December 30, 2000, and December 25, 1999. The Statement of Income Data and Other Data for the fiscal years ended December 27, 2003, December 28, 2002, and December 29, 2001 and the Balance Sheet Data at December 27, 2003 and December 28, 2002 have been derived from the audited consolidated financial statements for such years, included elsewhere in this Form 10-K. The Statement of Income Data and Other Data for the fiscal years ended December 30, 2000 and December 25, 1999 and the Balance Sheet Data at December 29, 2001, December 30, 2000 and December 25, 1999 have been derived from the audited consolidated financial statements for such years not included in this Form 10-K. You should read the selected consolidated financial data contained in this table in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes.

	Fiscal Year(1)
	2003	2002	2001	2000	1999
	(dollars in thousands)
Statement of Income Data:
Net sales	$613,723	$554,629	$465,630	$306,585	$231,413
Cost of products sold and services provided	380,058	345,646	298,379	186,654	146,729
Selling, general and administrative expenses	89,489	83,303	68,315	51,204	39,765
Other operating expenses, net	747	—	—	—	—
Amortization of goodwill and intangibles	4,876	3,414	8,653	3,666	1,956

Operating income	138,553	122,266	90,283	65,061	42,963
Interest income	1,774	2,120	1,493	1,644	536
Interest expense	(8,480)	(11,205)	(22,797)	(40,691)	(12,789)
Loss on debt retirement	—	(29,882)	(8,066)	(44,771)	—
Other, net	783	1,222	500	71	(47)

Income (loss) before income taxes, minority interests and earnings from equity investments	132,630	84,521	61,413	(18,686)	30,663
Provision for (benefit from) income taxes	51,063	31,921	24,272	(7,833)	15,561

Income (loss) before minority interests and earnings from equity investments	81,567	52,600	37,141	(10,853)	15,102
Minority interests	(1,416)	(2,784)	(2,206)	(1,396)	(22)
Earnings from equity investments	—	316	472	1,025	2,044

Net income (loss)	$80,151	$50,132	$35,407	$(11,224)	$17,124

Earnings (loss) per common share:
Basic	$1.76	$1.12	$0.86	$(0.40)	$0.86
Diluted	$1.64	$1.06	$0.80	$(0.35)	$0.86
Other Data:
Depreciation and amortization	$29,564	$23,986	$27,175	$16,766	$12,318
Capital expenditures	32,704	37,543	36,406	15,565	12,951
Balance Sheet Data (at end of period):
Cash and cash equivalents	$182,331	$122,509	$58,271	$33,129	$15,010
Working capital	256,537	164,723	111,622	55,417	27,574
Total assets	799,554	701,344	571,362	413,545	359,292
Total debt	186,002	195,818	156,800	202,912	386,044
Total shareholders' equity (deficit)	464,623	357,376	289,510	119,864	(109,946)

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

        We believe our financial performance in 2003 demonstrated continued strength in our global business operations. Despite difficult market conditions, we delivered solid revenue growth, improved operating margins, strong profitability and excellent cash flow. Total net sales in 2003 were $613.7 million, an increase of 10.7% over the same period last year. Favorable foreign currency translation contributed approximately 3.5% to our net sales gain. Our acquisitions of Springborn and BioLabs in 2002 along with the consolidation of our Mexican joint venture contributed 4.1% to our net sales increase over last year. Our gross margin increased to 38.1% of net sales, compared to 37.7% of net sales for 2002. Operating income increased 13.3% to $138.6 million in 2003 from $122.3 million in 2002 and the operating margin increased to 22.6% compared to 22.0% for 2002. Net income was $80.2 million in 2003 compared to $50.1 million in 2002. Diluted earnings per share for 2003 was $1.64 compared to $1.06 in 2002. The 2003 results include a net charge of $0.8 million resulting from an asset impairment charge related to the closure of our biopharmaceutical production facility partially offset by a litigation settlement in our favor related to our French subsidiaries. The 2002 results included a charge of $29.9 million for the early retirement of debt.

        Our products and services are marketed throughout the world. Our international revenues, which consists of revenues from our non-U.S. subsidiaries, represented 30.8% of our total net sales in 2003, 27.4% in 2002 and 27.3% in 2001. The increase in international revenues during 2003 was principally due to the strong Euro and Yen. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future.

        During the fourth quarter of 2003, we revised our consolidated financial reporting segments to better reflect the manner in which our operating units are managed. We believe the revision was appropriate because in 2003 a number of changes were made to align related businesses, to focus sales force responsibilities and to simplify management structure. We will continue to report two segments, now called Research Models & Services (RMS) and Development & Safety Testing (DST). The research models business will continue to be reported in the RMS segment and transgenic services, laboratory services, contract staffing services and vaccine support products and services will now be reported in the RMS segment. The Company will report development services, including general and specialty toxicology, pathology services, interventional and surgical services, biosafety testing and in vitro technology in the DST segment. The changes in segment presentation have no effect on our consolidated revenues or net income. Management believes that the new business segments will better reflect results of operations and facilitate investors' understanding of our business. Segment information for the prior years has been restated to reflect this change.

        Our RMS business segment represented 66.0% of net sales in 2003. Net sales for this segment increased 14.5% over the same period in 2002. Favorable foreign currency translation, increased pricing and higher sales of inbred models, immunocompromised models and increased sales for our services that support research models contributed to the net sales gain in 2003. Operating income increased to 31.2% of net sales in 2003, compared to 29.0% of net sales for the same period in 2002 primarily due to improved capacity utilization. In North America and Europe, RMS reported slower sales in the late summer of 2003, reflecting greater seasonality than we had experienced in 2002. However, RMS sales in the fourth quarter of 2003 exceeded our expectations, which enabled this segment to record strong growth for the year. We believe this was due to an improving biotechnology funding environment in the closing months of 2003, which allowed these companies to intensify their efforts to bring drug candidates to market. We also experienced increased spending by large pharmaceutical companies on research models towards the later part of 2003, as they increased their emphasis on development spending to get drug candidates through the clinic and to market as patents began to expire on many older drugs. We also saw a continuing investment in basic research by the government and academic sectors, where substantial early research is done. Spending on research models in the not-for-profit sector also increased at the end of 2003.

        Our DST segment represented 34.0% of net sales in 2003. Sales for this segment increased 3.9% over the same period in 2002. Favorable foreign currency translation contributed approximately 1.3% of the net sales gain. The acquisitions of BioLabs and Springborn in 2002 contributed 8.9% to the net sales growth in 2003. This segment's growth rate was affected by the closure of our contract manufacturing facility in 2003, which reduced the segment growth rate by approximately 3.2%. The DST operating margin for 2003 was 13.3%, compared to 17.0% in 2002, but improved sequentially from a low of 1.9% in the first quarter to a high of 19.3% in the fourth quarter of 2003. This segment reported solid sales in the fourth quarter of 2003 as spending by pharmaceutical and biotechnology companies improved during the later part of 2003. Our development services group recovered from the slower demand for toxicology services that we experienced during late 2002 and early 2003. We believe there is still some excess capacity in certain segments of the market for outsourced development services and some price sensitivity, but customer demand has increased from the low point we experienced in the first quarter of 2003. We added capacity in two of our facilities in 2003, and based on projected demand, we expect to add both general and specialty toxicology capacity to accommodate market growth in 2005 and beyond. This segment also reported solid sales in the fourth quarter of 2003 as spending by pharmaceutical and biotechnology companies improved over the course of 2003. For the fourth quarter of 2003, the DST segment operating margin increased from 16.0% in the fourth quarter of 2002 to 19.3% primarily due to higher sales and cost savings we implemented in the second quarter of 2003. In January 2004, we acquired River Valley Farms (RVF), a privately-held medical device contract research business located near Minneapolis, Minnesota, one of the major medical device and cardiovascular research hubs in the world. We have combined RVF with our existing non-clinical medical device testing business to form a new operating unit called Interventional and Surgical Services (ISS). We expect this new unit to continue to grow faster than the overall market for outsourced services.

        Continued research and development spending by pharmaceutical companies, biotechnology companies and research institutions, and funding of research by government agencies is critical to our continued success. A substantial portion of our net sales is derived from customers at academic and research laboratories who are partially dependent on funding from government sources, such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies. We also derive revenue directly from government agencies. Our customers also include researchers at pharmaceutical and biotechnology companies. Our ability to continue to grow is also dependent upon these industries continuing to spend on research and development at rates close to or at historical levels, and their willingness to outsource the products and services we provide. While we believe that research and development spending will continue in 2004 to be at least consistent with the increases of the past few years, our business could be adversely affected by any significant decrease in life sciences research and development expenditures by the biopharmaceutical industry, academic institutions and government agencies.

        The following tables show the net sales and the percentage contribution of our reportable segments for the past three years. They also show cost of products sold and services provided, selling,

general and administrative expenses, amortization and operating income by segment and as percentages of their respective segment net sales.

	Fiscal Year Ended
	December 27, 2003	December 28, 2002	December 29, 2001
	(dollars in millions)
Net sales:
Research models and services	$405.1	$353.9	$277.4
Development and safety testing	208.6	200.7	188.3
Cost of products sold and services provided:
Research models and services	$238.3	$212.2	$168.7
Development and safety testing	141.8	133.4	129.7
Selling, general and administrative expenses:
Research models and services	$42.6	$38.1	$36.4
Development and safety testing	31.4	30.6	24.7
Unallocated corporate overhead	15.5	14.5	7.2
Amortization of goodwill and intangibles:
Research models and services	$0.8	$0.8	$0.7
Development and safety testing	4.1	2.6	7.9
Operating income:
Research models and services	$126.4	$102.7	$71.6
Development and safety testing	27.7	34.1	25.9
Unallocated corporate overhead	(15.5)	(14.5)	(7.2)
	Fiscal Year Ended
	December 27, 2003	December 28, 2002	December 29, 2001
	(as a percent of net sales)
Net sales:
Research models and services	66.0%	63.8%	59.6%
Development and safety testing	34.0%	36.2%	40.4%
Cost of products sold and services provided:
Research models and services	58.8%	60.0%	60.8%
Development and safety testing	68.0%	66.5%	68.9%
Selling, general and administrative expenses:
Research models and services	10.5%	10.8%	13.1%
Development and safety testing	15.0%	15.3%	13.1%
Unallocated corporate overhead	2.5%	2.6%	1.6%
Amortization of goodwill and intangibles:
Research models and services	0.2%	0.2%	0.3%
Development and safety testing	2.0%	1.3%	4.2%
Operating income:
Research models and services	31.2%	29.0%	25.8%
Development and safety testing	13.3%	17.0%	13.8%
Unallocated corporate overhead	(2.5)%	(2.6)%	(1.6)%

        In our consolidated statements of income, we provide a breakdown of net sales and cost of sales between net products and services. Such information is reported irrespective of the business segment from which the sales were generated.

Results of Operations

        The following table summarizes historical results of operations as a percentage of net sales for the periods shown:

	Fiscal Year Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Net sales	100.0%	100.0%	100.0%
Cost of products sold and services provided	61.9%	62.3%	64.1%
Selling, general and administrative expenses	14.6%	15.0%	14.7%
Amortization of goodwill and other intangibles	0.8%	0.6%	1.9%
Interest income	0.3%	0.4%	0.3%
Interest expense	1.4%	2.0%	4.9%
Loss on debt retirement	—	5.4%	1.7%
Provision for income taxes	8.3%	5.8%	5.2%
Minority interests	0.2%	0.5%	0.5%
Earnings from equity investments	—	0.1%	0.1%

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the consolidated financial statements of Charles River Laboratories International, Inc. which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions. Some of those estimates can be subjective and complex, consequently actual results could differ from those estimates. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For any given estimate or assumption made by management, there may also be other estimates or assumptions that are reasonable. However, we believe that given the current facts and circumstances, it is unlikely that applying any such alternative judgments would materially impact the accompanying financial statements. Management believes the following critical accounting policies are most effected by significant judgments and estimates used in the preparation of our consolidated financial statements. The following summary should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K. We believe our most critical accounting policies and estimates include the following:

  •
  Goodwill and other intangible assets

  •
  Revenue recognition

  •
  Pension plan accounting

  •
  Income taxes and deferred tax assets

        Goodwill and Other Intangible Assets.    As a result of businesses we have acquired, we have material intangible assets, including goodwill and other identifiable finite and indefinite-lived acquired intangibles. The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of annual impairment tests, require significant management judgments and estimates. These estimates are made based on, among others, consultations with an accredited independent valuation consultant, reviews of projected future income and statutory regulations. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our goodwill and other intangible assets, and potentially result in a different impact to our results of operations. Furthermore, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of these assets, which could materially impact our results of operations. We performed annual impairment tests in 2003 and concluded the goodwill and other indefinite-lived intangible asset balances were not impaired.

        Revenue Recognition.    We recognize revenue on product and services sales. Recognition of service revenue is primarily based on the completion of agreed-upon service procedures including rate specified contracts and fixed fee contracts. Revenue of agreed-upon rate contracts is recognized as services are performed, based on rates specified in the contract. Revenue of fixed fee contracts is recognized as services are performed in accordance with procedures specified by the customers in the form of study protocols. The recognition of service revenue requires management judgments primarily relating to the determination of the level of service procedures performed during the period. As of December 27, 2003, we had recorded unbilled revenue of $15.9 million and deferred revenue of $30.8 million in the consolidated balance sheet based on the difference between the estimated level of services performed and the billing arrangements within our service contracts.

        Pension Plan Accounting.    We have significant plan assets, liabilities and expenses based on information provided by independent actuaries. The actuaries use assumptions to estimate the total benefits ultimately payable to employees and allocate this cost to the service periods. The actuarial assumptions used to calculate pension costs are determined and reviewed annually by management after consulting with outside investment advisors and actuaries. The assumed discount rate, which is intended to be the actual rate at which benefits could effectively be settled, is adjusted based on the change in the long-term treasury bond yield as of the measurement date. As of December 27, 2003 the discount rate for our U.S. pension plan remained at 6.0%. The estimated effect of a 0.5% movement in the discount rate would be to change pension expense by $0.5 million in 2004.

        The assumed expected return on plan assets is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants. If the actual return is different from the assumed expected return in plan assets, the difference would be amortized over a period of approximately 15 to 20 years. During 2003, we lowered our expected return on plan assets to 8.5% from 9.0% for our U.S. pension plan. This is expected to increase the annual pension expense by approximately $0.2 million in 2004.

        Income Taxes and Deferred Tax Assets.    As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure and assessing temporary and permanent differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. As part of our 1999 recapitalization transaction, we elected under Internal Revenue Code Section 338(h)(10) to treat the transaction as a purchase resulting in a step-up in the tax basis of the underlying assets. The election resulted in the recognition of a deferred tax asset in 1999 in the amount of $99.5 million for the estimated future tax benefits associated with the increased tax basis of the assets. The balance of this deferred tax asset as of December 27, 2003 was $71.6 million.

        We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. As of December 27, 2003, a valuation allowance of $4.1 million existed on a total net deferred tax asset of $64.8 million. To the extent we increase this valuation allowance in a period, we must report the effect as additional tax provision in the consolidated statement of income. A valuation allowance is currently set against deferred tax assets because management believes it is more likely than not that the deferred tax assets related to certain state net operating loss carryforwards and foreign tax credit carryforwards will not be realized through the generation of future taxable income. As of December 27, 2003, earnings from non-U.S. subsidiaries considered to be indefinitely reinvested totaled $69.6 million and, accordingly, no provision for U.S. income taxes has been provided thereon. Distribution of those earnings would be subject to U.S. taxes and withholding taxes payable to foreign countries, however, it is not practicable to estimate the amount of additional tax that might be payable on these undistributed earnings.

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to realize any future benefit from our deferred tax assets. The use of alternative estimates and assumptions could increase or decrease our deferred tax assets and materially impact our results of operations. Furthermore in the event that actual results differ from management's estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected.

        In the first quarter of 2004, the Company began a reorganization of its European operations. The purpose of the reorganization is to streamline the corporate legal structure in order to improve operating efficiency and cash management, facilitate acquisitions and provide tax benefits. The reorganization, which will not involve reductions of personnel or facility closures, is expected to result in a one-time, non-cash charge to earnings in the first quarter of 2004 of approximately $7,900 primarily due to the write-off of a deferred tax asset.

Fiscal 2003 Compared to Fiscal 2002

        Net Sales.    Net sales in 2003 were $613.7 million, an increase of $59.1 million, or 10.7%, from $554.6 million in 2002. The increase in net sales was primarily due to the increase in sales in our RMS segment during 2003.

        Research Models & Services.    In 2003, RMS net sales were $405.1 million, an increase of $51.2 million, or 14.5%, compared to $353.9 million in 2002. Favorable foreign currency translation contributed approximately 5.6% to our net sales gain. RMS prices increased at certain geographical locations in a range up to 5% with the weighted average increase of approximately 3%. Increased unit volume sales of both models and services added approximately 5% to the net sales growth. Research model unit sales increased primarily due to increased demand for our higher-priced specialty units. Sales of our research model services increased in 2003 due to increased pricing, the consolidation of our Mexican joint venture and an increased market demand. The RMS increase was driven by basic research and biotechnology spending, which drove greater demand for our services that support research models, primarily transgenics and laboratory services. This growth reflects the increasing number of new disease models being created and the corresponding need for sophisticated housing and related high-value services.

        Development & Safety Testing.    In 2003, DST net sales were $208.6 million, an increase of $7.9 million, or 3.9%, from $200.7 million in 2002. Favorable foreign currency translation contributed approximately 1.3% to our net sales gain. DST sales increased in 2003 primarily due to our 2002 acquisitions and an increase in in vitro safety testing sales, partially offset by the impact of reduced market demand for toxicology services in early 2003, lower sales in our biosafety testing services business, and the closure of our contract manufacturing facility. The acquisitions of BioLabs and Springborn contributed $17.8 million, or 8.9%, to the net sales growth in 2003. During 2003, DST experienced pricing pressures due to decreased demand earlier in the year resulting in a nominal price decline for the year. Our development services group recovered from the slower demand for toxicology services we experienced during late 2002 and early 2003. We believe there is still some excess capacity in certain segments of the market for outsourced development services, causing lingering price sensitivity.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided in 2003 was $380.1 million, an increase of $34.5 million, or 10.0%, from $345.6 million in 2002. Cost of products sold and services provided in 2003 was 61.9% of net sales, compared to 62.3% in 2002. The increase in cost of products sold and services provided was due primarily to adverse foreign currency exchange of approximately 4%, increased product volume and general inflation. The decrease in cost of products sold and services provided as a percentage of net sales was primarily due to better utilization of existing capacity and greater operating efficiencies.

        Research Models & Services.    Cost of products sold and services provided for RMS in 2003 was $238.3 million, an increase of $26.1 million, or 12.3%, compared to $212.2 million in 2002. Cost of products sold and services provided as a percentage of net sales decreased to 58.8% in 2003 from 60.0% in 2002. The decrease in cost of product sold and services provided as a percentage of net sales was primarily due to better utilization of existing capacity and greater operating efficiencies, mainly in North American and European research models and research models services.

        Development & Safety Testing    Cost of products sold and services provided for DST in 2003 was $141.8 million, an increase of $8.4 million, or 6.3%, compared to $133.4 million in 2002. Cost of products sold and services provided in 2003 increased to 68.0% of net sales compared to 66.5% of net sales in 2002. The increase in cost of products sold and services provided as a percentage of net sales was due primarily to decreased sales of certain development services during early 2003, which created excess capacity, partially offset by the cost savings initiatives we implemented in 2003.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses in 2003 were $89.5 million, an increase of $6.2 million, or 7.4%, from $83.3 million in 2002. Selling, general and administrative expenses in 2003 were 14.6% of net sales compared to 15.0% of net sales in 2002. The increase in selling, general and administrative expenses in 2003 was due primarily to adverse foreign currency exchange, a full year of expenses related to the 2002 acquisitions and inflation, partially offset by the cost savings initiatives we implemented in 2003. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to our ability to manage our cost increases at a rate slightly lower than our sales growth.

        Research Models & Services.    Selling, general and administrative expenses for RMS in 2003 were $42.6 million, an increase of $4.5 million, or 11.8%, compared to $38.1 million in 2002. Selling, general and administrative expenses in 2003 decreased to 10.5% of net sales, compared to 10.8% of net sales in 2002. The decrease in selling, general and administrative expenses in 2003 as a percentage of net sales was primarily due to our efforts to limit our expense growth.

        Development & Safety Testing    Selling, general and administrative expenses for DST in 2003 were $31.4 million, an increase of $0.8 million compared to $30.6 million in 2002. Selling, general and administrative expenses in 2003 were 15.0% of net sales, compared to 15.3% in 2002. Selling, general and administrative expenses for 2003 were virtually flat due mainly to the cost savings initiatives we implemented at the beginning of 2003, partially offset by the full year effect of the acquisitions of Springborn and BioLabs.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various corporate expenses including those associated with executive salaries and departments such as corporate accounting, legal and investor relations, was $15.5 million in 2003, compared to $14.5 million in 2002. The increase in unallocated corporate overhead in 2003 was due to an increased pension expense of $2.0 million, partially offset by lower bonuses for 2003.

        Other Operating Expenses (Income).    During 2003, we recorded a $3.7 million charge associated with the write-down of certain contract manufacturing assets. Also during 2003, our French subsidiaries settled a breach of contract claim they had asserted against a customer. After legal and related expenses, the net settlement amounted to a gain of approximately $2.9 million.

        Amortization of Other Intangibles.    Amortization of other intangibles in 2003 was $4.9 million, an increase of $1.5 million from $3.4 million in 2002. The increase was due to the full year of amortization of intangible assets that arose from our 2002 acquisitions of BioLabs and Springborn.

        Operating Income.    Operating income in 2003 was $138.6 million, an increase of $16.3 million, or 13.3%, from $122.3 million in 2002. Operating income in 2003 was 22.6% of net sales, compared to 22.0% of net sales in 2002.

        Research Models & Services.    In 2003, operating income from our RMS segment was $126.4 million, an increase of $23.7 million, or 23.0%, from $102.7 million in 2002. Operating income in 2003 increased to 31.2% of net sales, compared to 29.0% of net sales in 2002. The increase in operating income in 2003 was primarily due to increased sales and higher gross margins primarily from improved capacity utilization, along with stable selling, general and administrative expenses and the settlement of the French lawsuit.

        Development & Safety Testing    In 2003, operating income from our DST segment was $27.7 million, a decrease of $6.4 million, or 18.9%, from $34.1 million in 2002. Operating income from sales of DST in 2003 was 13.3% of net sales, compared to 17.0% in 2002. The decrease in operating income in 2003 was primarily due to the decline in demand for these services which impacted gross margins, a charge related to the write-down of certain contract manufacturing assets and a full year of amortization of intangibles related to the 2002 acquisitions, partially offset by our cost containment program.

        Interest Income.    Interest income in 2003 was $1.8 million, compared to $2.1 million in 2002. The lower interest income was due primarily to lower interest rates.

        Interest Expense.    Interest expense in 2003 was $8.5 million, compared to $11.2 million in 2002. The $2.7 million decrease was primarily due to the early retirement of debt.

        Loss on Debt Retirement.    In 2002, we recorded a loss of $29.9 million relating to premiums paid and the write-off of deferred financing costs and issuance discount in connection with the tender offer for all of our remaining 13.5% senior subordinated notes, other debt repayments and the termination of our revolving credit facility.

        Other Income.    Other income for 2003 was $0.8 million compared to $1.2 million for 2002. The decrease was primarily due to lower net foreign currency gains then in 2002.

        Income Taxes.    The effective tax rate for 2003 was 38.5% compared to the 2002 rate of 37.8%, which included a $0.5 million benefit associated with the release of a valuation allowance in 2002. During 2002, we reassessed the valuation allowance on the deferred tax asset associated with state net operating loss carryforwards due to state tax planning initiatives and the completion of the 2001 state income tax returns.

        Net Income.    Net income in 2003 was $80.2 million, an increase of $30.1 million or 59.9%, from $50.1 million in 2002.

Fiscal 2002 Compared to Fiscal 2001

        Net Sales.    Net sales in 2002 were $554.6 million, an increase of $89.0 million, or 19.1%, from $465.6 million in 2001.

        Research Models and Services.    In 2002, net sales from our RMS segment were $353.9 million, an increase of $76.5 million, or 27.6%, from $277.4 million in 2001. Favorable foreign currency translation contributed approximately 0.8% to our net sales gain. RMS global prices increased in a range up to 5% with the average approximately 3%. Increased unit volume sales of both models and services added approximately 24% to net sales increase. Sales of our research models increased due to an increase in unit volume and a shift in demand to higher-priced research models, additional sales from our 2001 acquisition of Genetic Models, Inc. (GMI) and increased sales of unique specialty models through our cooperative agreement with The Jackson Laboratory. Sales of our research model services increased in 2002 due to strong sales growth from our transgenics and contract staffing businesses, increased pricing and the consolidation of our Mexican joint venture.

        Development & Safety Testing    In 2002, net sales from our DST segment were $200.7 million, an increase of $12.4 million, or 6.6%, compared to $188.3 million in 2001. The increase was due to continued growth in outsourcing in the pharmaceutical industry, expanded in vitro sales and the acquisitions of BioLabs and Springborn which contributed $9.7 million, or 5.1%, partially offset by reduced business at our contract manufacturing facility.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided in 2002 was $345.6 million, an increase of $47.2 million, or 15.8%, from $298.4 million in 2001. Cost of products sold and services provided in 2002 was 62.3% of net sales, compared to 64.1% in 2001 with the improvement due to operating improvements in both RMS and DST. The decrease in cost of products sold and services provided as a percentage of net sales was due primarily to better utilization of existing capacity and greater operating efficiencies.

        Research Models and Services.    Cost of products sold and services provided for RMS in 2002 was $212.2 million, an increase of $43.5 million, or 25.8%, compared to $168.7 million in 2001. Cost of products sold and services provided in 2002 improved to 60.0% of net sales compared to 60.8% of net sales in 2001. The decrease in cost of products sold and services provided as a percentage of net sales was primarily due to better utilization of existing capacity and greater operating efficiencies in Europe due to the closure of one of our facilities in France in 2001.

        Development & Safety Testing    Cost of products sold and services provided for DST in 2002 was $133.4 million, an increase of $3.7 million, or 2.9%, compared to $129.7 million in 2001. Cost of products sold and services provided as a percentage of net sales was 66.5% in 2002, compared to 68.9% in 2001. The decrease in cost of products sold and services provided as a percentage of net sales was primarily due to greater operating efficiencies.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses in 2002 were $83.3 million, an increase of $15.0 million, or 21.9%, from $68.3 million in 2001. Selling, general and administrative expenses in 2002 were 15.0% of net sales compared to 14.7% of net sales in 2001. The increase was due primarily to expenses associated with corporate overhead, the 2002 acquisitions and foreign exchange. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to the increase in unallocated corporate overhead, partially offset by improvements in selling, general and administrative expenses in RMS.

        Research Models and Services.    Selling, general and administrative expenses for RMS in 2002 were $38.1 million, an increase of $1.7 million, or 4.8%, compared to $36.4 million in 2001. Selling, general and administrative expenses in 2002 were 10.8% of net sales, compared to 13.1% in 2001. The decrease in selling, general and administrative as a percentage of sales in 2002 was principally due to cost savings from greater economies of scale and a charge of $1.5 million associated with the closure of one of our French facilities in 2001.

        Development & Safety Testing    Selling, general and administrative expenses for DST in 2002 were $30.6 million, an increase of $5.9 million, or 24.0%, compared to $24.7 million in 2001. Selling, general and administrative expenses in 2002 increased to 15.3% of net sales, compared to 13.1% of net sales in 2001. The increase in selling, general and administrative expenses as a percent of sales in 2002 was due primarily to increased sales and marketing costs to more aggressively sell and support our products.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various corporate expenses including those associated with senior executive salaries and departments such as corporate accounting, legal and investor relations, was $14.5 million in 2002, compared to $7.2 million in 2001. The substantial increase in unallocated corporate overhead in 2002 was caused by decreased pension income of $3.2 million as well as additional costs incurred in investor relations, external reporting, internal audit and legal due to our continued growth as a public company.

        Amortization of Goodwill and Other Intangibles.    Amortization of goodwill and other intangibles in 2002 was $3.4 million, a decrease of $5.3 million, from $8.7 million in 2001. The Company ceased amortization of goodwill and indefinite-lived intangible assets upon the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" as of the beginning of 2002. We completed the goodwill and indefinite-lived intangible assets impairment test for 2002, which identified no impairment.

        Operating Income.    Operating income in 2002 was $122.3 million, an increase of $32.0 million, or 35.4%, from $90.3 million in 2001. Operating income in 2002 was 22.0% of net sales, compared to 19.4% of net sales in 2001.

        Research Models and Services.    In 2002, operating income for our RMS segment was $102.7 million, an increase of $31.1 million, or 43.4%, from $71.6 million in 2001. Operating income as a percentage of net sales in 2002 was 29.0%, compared to 25.8% in 2001. The increase was primarily due to increased sales and higher gross margins primarily from improved capacity utilization.

        Development & Safety Testing.    In 2002, operating income for our DST segment was $34.1 million, an increase of $8.2 million, or 31.6%, from $25.9 million in 2001. Operating income as a percentage of net sales increased to 17.0%, compared to 13.8% of net sales in 2001. The increase in operating income in 2002 was primarily due to the improved gross margin and the decrease in amortization expense as a result of our adoption of SFAS No. 142.

        Interest Expense.    Interest expense in 2002 was $11.2 million, compared to $22.8 million in 2001. The $11.6 million decrease was primarily due to the impact of our tender offer for the 13.5% senior subordinated notes completed during 2002, the repayment of all of the term loans during 2002, and the lower interest on our 3.5% senior convertible debentures.

        Loss on Debt Retirement.    During 2002 and 2001, we recorded a loss of $29.9 million and $8.1 million, respectively, relating to premiums paid and the write-off of deferred financing costs and issuance discount in connection with the tender offer for all of our remaining 13.5% senior subordinated notes, other debt repayments and the termination of the revolving credit facility. On prior year financial statements, this loss was recorded as an extraordinary item.

        Other Income.    Other income for 2002 was $1.2 million compared to $0.5 million for 2001. The increase was primarily due to net foreign currency gains.

        Income Taxes.    The effective tax rate for 2002 was 37.8%, which included a $0.5 million benefit associated with the release of a valuation allowance related to state income taxes and the completion of the 2001 tax returns, compared to the effective tax rate of 39.5% for 2001. The decrease in the effective tax rate was due to the lower tax rate of BioLabs, an Irish company, which we acquired in 2002.

        Net Income.    Net income in 2002 was $50.1 million, an increase of $14.7 million from $35.4 million in 2001.

Liquidity and Capital Resources

        The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our condensed consolidated statements of cash flows.

        Our principal sources of liquidity are cash flows from operations, our revolving line of credit arrangements, and proceeds from our debt and equity offerings.

        On March 31, 2003, we entered into a revolving credit agreement which matures on March 31, 2006. The agreement permits us to borrow up to $100.0 million at an interest rate based on, at the Company's option, the greatest of the Prime Rate, the Base CD Rate plus 1%, and the Federal Funds Effective Rate plus 0.5%, or LIBOR multiplied by the Statutory Reserve Rate plus a spread of 1.25% to 2.50% based on our leverage ratio and the aggregate borrowing under the revolving credit agreement. Interest is payable based on our option of interest rate selected, which ranges from monthly to semi-annually. The credit agreement requires us to pay a quarterly commitment fee which ranges from 25 through 50 basis points on the undrawn balance, based on our leverage ratio. The agreement also requires us to remain in compliance with certain financial ratios as well as other restrictive covenants. Some of the restrictive covenants limit our ability to acquire companies, increase our debt and pay dividends. There were no amounts outstanding under the credit agreement as of December 27, 2003.

        Effective January 2, 2003, we acquired an additional 19% of the equity (404,321 common shares) of our then 66% equity joint venture company, Charles River Japan, from Ajinomoto Company, Inc. The purchase price for the equity was 1.3 billion yen, or $10.8 million, which was paid in cash.

        In connection with the acquisition of Springborn in 2002, we entered into a $6.0 million three-year unsecured subordinated note. The note was payable in three equal annual installments of principal, together with interest accrued in arrears commencing on October 1, 2003. The note was repaid in full early during 2003.

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

        During 2002, we repaid our outstanding senior secured term loan facilities and terminated our revolving credit facility. As a result of the termination of our revolving credit facility, we were required to transfer $5.0 million into a separate bank account to support outstanding letters of credit. This amount was reported as restricted cash in our consolidated financial statements as of December 28, 2002. During the second quarter of 2003, the restriction was lifted due to the new revolving credit agreement entered into by the Company. As of December 27, 2003 and December 28, 2002, we had approximately $5.3 million and $4.7 million outstanding under letters of credit, respectively.

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

        We anticipate that our operating cash flows will be sufficient to meet our anticipated future operating expenses, capital expenditures and debt service obligations as they become due. We currently intend to retain any earnings to finance future operations, expansion and acquisitions. Charles River Laboratories International, Inc. is a holding company with ownership of 100% of the common stock of its subsidiary, Charles River Laboratories, Inc. In order to repay our obligations, we are dependent upon either dividends from Charles River Laboratories, Inc., which are restricted by terms contained in the agreement governing the revolving credit facility, or through a refinancing or equity transaction.

Fiscal 2003 Compared to Fiscal 2002

        Cash and cash equivalents totaled $182.3 million at December 27, 2003, compared to $122.5 million at December 28, 2002.

        Net cash provided by operating activities in 2003 and 2002 was $123.8 million and $133.7 million, respectively. The decrease in cash provided by operations was primarily a result of the increase in accounts receivable and decrease in accrued compensation partially offset by the utilization of our deferred tax asset. Our days sales outstanding increased to 67 days as of December 27, 2003, compared to 64 days as of December 28, 2002. In addition, in 2002 we had a significant improvement in DSO, which added $11.7 million to cash flow.

        Net cash used in investing activities in 2003 and 2002 was $63.4 million and $78.9 million, respectively. In 2003 we used $32.7 million for capital expenditures, $21.8 million for the purchase of marketable securities and $10.8 million for the acquisition of an additional 19% of the equity of Charles River Japan. This compared to 2002 during which we used net cash of $42.5 million to acquire BioLabs and Springborn and $37.5 million for capital expenditures. In 2003, we made capital expenditures in RMS and DST which were $23.0 million and $9.7 million, respectively. We anticipate that the future capital expenditures will be funded by cash provided by operating activities. For 2004, we project capital expenditure to be approximately $40 million. We continue to evaluate acquisitions to serve as growth platforms as evidenced by our acquisition of RVF in January 2004. We have various options for financing future acquisitions, including our existing cash and investments, cash flow provided by operations, and our ability to raise capital through debt and equity financing.

        Net cash used in financing activities in 2003 was $8.8 million, compared to net cash provided by financing activities in 2002 of $5.2 million. During 2003, we received debt proceeds of $6.9 million and repaid debt of $16.5 million. In 2002, we issued $185.0 million par value of 3.5% senior convertible debentures and we used $79.7 million of the proceeds to repay all of the 13.5% senior subordinated notes and $68.6 million to repay our outstanding senior secured credit facilities.

        Minimum future payments of our contractual obligations at December 27, 2003 are as follows:

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt(1)	$185.9	$0.3	$0.5	$185.0	$0.1
Interest payments(1)	26.5	6.5	13.0	7.0	—
Capital lease obligations	0.1	0.1	—	—	—
Operating leases	31.3	9.9	11.9	6.1	3.4
Unconditional purchase obligations	2.8	2.8	—	—	—

Total contractual cash obligations	$246.6	$19.6	$25.4	$198.1	$3.5

(1)
The contractual obligation for long-term debt assumes the senior convertible debentures will be repurchased by us in 2008 when holders of the debentures may exercise the right to require such repurchase.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements during any of fiscal 2003, 2002 or 2001.

Fiscal 2002 Compared to Fiscal 2001

        Cash and cash equivalents totaled $122.5 million at December 28, 2002, compared to $58.3 million at December 29, 2001.

        Net cash provided by operating activities in 2002 and 2001 was $133.7 million and $71.3 million, respectively. The increase in cash provided by operations was primarily a result of improved operating performance during 2002 and our reduction of accounts receivable. Our days sales outstanding decreased to 64 days as of December 28, 2002, from 74 days as of December 29, 2001, which contributed $11.7 million to cash flow primarily due to improved collection efforts.

        Net cash used in investing activities in 2002 and 2001 was $78.9 million and $91.9 million, respectively. In 2002 we used cash of $42.5 million to acquire BioLabs and Springborn and capital expenditures of $37.5 million of which $23.3 million was related to RMS and $14.2 million to DST. This compared to 2001 during which we used net cash of $55.3 million to acquire PAI, Primedica and GMI and used $36.4 million for capital expenditures.

        Net cash provided by financing activities in 2002 and 2001 was $5.2 million and $47.2 million, respectively. During 2002, we issued $185.0 million par value of senior convertible debentures and used $79.7 million of the proceeds to repay all of the 13.5% senior subordinated notes and $68.6 million to repay our outstanding senior secured credit facilities. In 2001, net cash included $116.7 million of proceeds from our public offerings and $41.9 million from our bank financing, partially offset by repayment of debt.

Recent Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement does not result in any material change to our existing reporting. Our joint venture agreements are renewable by mutual agreement of the parties upon termination of the initial terms.

        In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation. FIN 45 is applicable to guarantees that encompass guarantees based on changes in an underlying asset, liability or equity security, guarantees that are made on behalf of another entity's performance, certain indemnification agreements and indirect guarantees of the indebtedness of others. The recognition and measurement provisions of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for reporting periods ending after December 15, 2002. The adoption of the standard did not have any material effect on our consolidated financial statements.

        In November 2002, the Emerging Issues Task Force (EITF) reached final consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of a vendor's accounting for arrangements under which it will perform multiple revenue-generating activities. It provides additional guidance as to how revenue should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 is effective prospectively for revenue arrangements entered into during fiscal periods beginning after June 15, 2003. The adoption of the standard did not have a material effect on our consolidated financial statements.

        In January 2003, FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN 46 will require identification of our participation in variable interest entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. In December 2003, the FASB issued a revised FIN 46 to defer the effective date and provide further clarification on the interpretation. FIN 46R is effective for public companies in the first fiscal period after December 15, 2003. We are currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        Certain of our financial instruments are subject to market risks, including interest rate risk and foreign currency exchange rates. We generally do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk

        The fair value of our marketable securities is subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 100 basis points from levels at December 27, 2003, the fair value of the portfolio would decline by approximately $0.1 million.

        The fair value of long-term fixed interest rate debt is subject to interest rate risk. In addition, the fair value of our senior convertible debentures would be impacted by our stock price. The estimated fair value of our long-term debt at December 27, 2003 was $198.1 million. Fair values were determined from available market prices, using current interest rates and terms to maturity.

        Our senior convertible debentures accrue interest at an initial rate of 3.5%, which will be reset (but not below the initial rate of 3.5% or above 5.25%) on August 1, 2007, August 1, 2012 and August 1, 2016. Fluctuations in interest rates will not affect the interest payable on the senior convertible debentures, which is fixed through August 1, 2007.

Foreign Currency Exchange Rate

        We also have exposure to some foreign currency exchange rate fluctuations for the cash flows received from our foreign affiliates. This risk is mitigated by the fact that their operations are principally conducted in their respective local currencies.

Item 8. Financial Statements and Supplementary Data

INDEX

Page
Consolidated Financial Statements:
Report of Independent Auditors	36
Consolidated Statements of Income for the years ended December 27, 2003, December 28, 2002 and December 29, 2001	37
Consolidated Balance Sheets as of December 27, 2003 and December 28, 2002	38
Consolidated Statements of Cash Flows for the years ended December 27, 2003, December 28, 2002 and December 29, 2001	39
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 27, 2003, December 28, 2002 and December 29, 2001	40
Notes to Consolidated Financial Statements	41
Financial Statement Schedules:
Schedule I. Condensed Parent Company Financial Statements	77
Schedule II. Valuation and Qualifying Accounts	81
Supplementary Data:
Quarterly Information (Unaudited)	82

Report of Independent Auditors

To the Board of Directors and Shareholders of
Charles River Laboratories International, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Charles River Laboratories International, Inc. and its subsidiaries at December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and changed its method of accounting for goodwill and other intangible assets as of December 30, 2001.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 6, 2004

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	Fiscal Year Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Net sales related to products	$308,201	$269,534	$237,558
Net sales related to services	305,522	285,095	228,072

Net sales	613,723	554,629	465,630
Costs and expenses
Cost of products sold	170,524	149,839	138,624
Cost of services provided	209,534	195,807	159,755
Selling, general and administrative	89,489	83,303	68,315
Other operating expenses, net	747	—	—
Amortization of goodwill and other intangibles	4,876	3,414	8,653

Operating income	138,553	122,266	90,283
Other income (expense)
Interest income	1,774	2,120	1,493
Interest expense	(8,480)	(11,205)	(22,797)
Loss on debt retirement	—	(29,882)	(8,066)
Other, net	783	1,222	500

Income before income taxes, minority interests and earnings from equity investments	132,630	84,521	61,413
Provision for income taxes	51,063	31,921	24,272

Income before minority interests and earnings from equity investments	81,567	52,600	37,141
Minority interests	(1,416)	(2,784)	(2,206)
Earnings from equity investments	—	316	472

Net income	$80,151	$50,132	$35,407

Earnings per common share
Basic	$1.76	$1.12	$0.86
Diluted	$1.64	$1.06	$0.80

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 27, 2003	December 28, 2002
Assets
Current assets
Cash and cash equivalents	$182,331	$122,509
Restricted cash	—	5,000
Marketable securities	13,156	—
Trade receivables, less allowances of $1,644 and $1,540, respectively	111,514	94,245
Inventories	52,370	43,892
Other current assets	11,517	12,446

Total current assets	370,888	278,092
Property, plant and equipment, net	203,458	187,875
Goodwill, net	105,308	96,532
Other intangibles, net	30,415	34,204
Deferred tax asset	61,603	80,884
Other assets	27,882	23,757

Total assets	$799,554	$701,344

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$19,433	$13,084
Accrued compensation	27,251	31,825
Deferred income	30,846	27,029
Accrued liabilities	28,843	28,357
Accrued income taxes	4,889	7,036
Other current liabilities	3,089	6,038

Total current liabilities	114,351	113,369
Long-term debt and capital lease obligations	185,683	192,484
Accrued Executive Supplemental Life Insurance Retirement Plan	12,873	11,195
Other long-term liabilities	11,848	8,353

Total liabilities	324,755	325,401

Commitments and contingencies (Note 14)
Minority interests	10,176	18,567
Shareholders' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 45,801,211 and 45,218,693 shares issued and outstanding at December 27, 2003 and December 28, 2002, respectively	458	452
Capital in excess of par value	609,781	601,728
Retained earnings (deficit)	(152,885)	(233,036)
Unearned compensation	(1,985)	(2,201)
Accumulated other comprehensive income	9,254	(9,567)

Total shareholders' equity	464,623	357,376

Total liabilities and shareholders' equity	$799,554	$701,344

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Cash flows relating to operating activities
Net income	$80,151	$50,132	$35,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,564	23,986	27,175
Amortization of debt issuance costs and discounts	1,216	1,741	1,403
Amortization of premiums on marketable securities	341	—	—
Provision for doubtful accounts	1,494	(25)	1,550
Loss on debt retirement	—	29,882	8,066
Earnings from equity investments	—	(316)	(472)
Minority interests	1,416	2,784	2,206
Deferred income taxes	8,890	(391)	14,367
Windfall tax benefit from exercises of employee stock options	3,197	4,669	1,891
Loss on disposal of property, plant and equipment	505	3,526	1,118
Asset impairment charge	3,655	—	—
Litigation settlement	(2,908)	—	—
Non-cash compensation	1,102	1,002	52
Changes in assets and liabilities:
Restricted cash	5,000	(5,000)	—
Trade receivables	(13,356)	11,739	(28,037)
Inventories	(5,733)	(1,645)	(3,762)
Other current assets	2,590	2,450	(730)
Other assets	2,819	772	(2,163)
Accounts payable	4,486	(3,753)	312
Accrued compensation	(6,464)	3,792	4,467
Deferred income	6,308	5,170	10,241
Accrued liabilities	(740)	(6,943)	(2,377)
Accrued income taxes	(2,985)	2,990	916
Other current liabilities	66	3,009	(613)
Accrued Executive Supplemental Life Insurance Retirement Plan	1,678	(188)	1,267
Other long-term liabilities	1,474	4,276	(986)

Net cash provided by operating activities	123,766	133,659	71,298

Cash flows relating to investing activities
Capital expenditures	(32,704)	(37,543)	(36,406)
Purchases of marketable securities	(21,824)	—	—
Acquisition of businesses, net of cash acquired	(10,841)	(42,498)	(55,265)
Proceeds from sale of marketable securities	1,108	—	—
Proceeds from sale of property, plant and equipment	872	1,156	—
Contingent payments for prior year acquisitions	—	—	(250)

Net cash used in investing activities	(63,389)	(78,885)	(91,921)

Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	6,943	188,922	41,915
Payments on long-term debt and revolving credit facility	(16,535)	(157,739)	(104,462)
Premium paid on early retirement of debt	—	(23,886)	(3,841)
Payments of deferred financing cost	(783)	(6,123)	(984)
Payments on capital lease obligations	(491)	(143)	(4,202)
Proceeds from issuance of common stock, net of transaction fees	—	—	116,691
Proceeds from exercises of employee stock options	3,069	3,137	1,380
Proceeds from exercises of warrants	907	2,136	883
Dividends paid to minority interests	(1,902)	(1,470)	(729)
Payments received from officer loans	—	341	579

Net cash provided by (used in) financing activities	(8,792)	5,175	47,230

Effect of exchange rate changes on cash and cash equivalents	8,237	4,289	(1,465)

Net change in cash and cash equivalents	59,822	64,238	25,142
Cash and cash equivalents, beginning of period	122,509	58,271	33,129

Cash and cash equivalents, end of period	$182,331	$122,509	$58,271

Supplemental cash flow information
Cash paid for interest	$6,957	$9,569	$21,470
Cash paid for taxes	$37,736	$15,893	$5,868

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Loans to Officers	Unearned Compensation
Balance at December 30, 2000	$119,864	$(318,575)	$(12,404)	$359	$451,404	$(920)	$—
Components of comprehensive income, net of tax:
Net income	$35,407	$35,407	$—	$—	$—	$—	$—
Foreign currency translation adjustment	(3,550)	—	(3,550)	—	—	—	—
Minimum pension liability adjustment	(62)	—	(62)	—	—	—	—

Total comprehensive income	31,795	—	—	—	—	—	—

Issuance of common stock	116,691	—	—	55	116,636	—	—
Exercise of stock options	1,380	—	—	2	1,378	—	—
Windfall tax benefit from exercise of stock options	1,891	—	—	—	1,891	—	—
Exercise of warrants	883	—	—	19	864	—	—
Issuance of restricted stock related to business acquisitions	16,375	—	—	7	16,368	—	—
Issuance of restricted stock to employees	—	—	—	—	368	—	(368)
Amortization of unearned compensation	52	—	—	—	—	—	52
Repayment of officer loans	579	—	—	—	—	579	—

Balance at December 29, 2001	$289,510	$(283,168)	$(16,016)	$442	$588,909	$(341)	$(316)
Components of comprehensive income, net of tax:
Net income	$50,132	$50,132	$—	$—	$—	$—	$—
Foreign currency translation adjustment	5,892	—	5,892	—	—	—	—
Minimum pension liability adjustment	557	—	557	—	—	—	—

Total comprehensive income	56,581	—	—	—	—	—	—

Exercise of stock options	3,137	—	—	4	3,133	—	—
Windfall tax benefit from exercise of stock options	4,669	—	—	—	4,669	—	—
Exercise of warrants	2,136	—	—	5	2,131	—	—
Issuance of restricted stock to employees	—	—	—	1	2,886	—	(2,887)
Amortization of unearned compensation	1,002	—	—	—	—	—	1,002
Repayment of officer loans	341	—	—	—	—	341	—

Balance at December 28, 2002	$357,376	$(233,036)	$(9,567)	$452	$601,728	$—	$(2,201)
Components of comprehensive income, net of tax:
Net income	$80,151	$80,151	$—	$—	$—	$—	$—
Foreign currency translation adjustment	19,015	—	19,015	—	—	—	—
Minimum pension liability adjustment	(266)	—	(266)	—	—	—	—
Unrealized gain on marketable securities	72	—	72	—	—	—	—

Total comprehensive income	98,972	—	—	—	—	—	—

Exercise of stock options	3,069	—	—	4	3,065	—	—
Windfall tax benefit from exercise of stock options	3,197	—	—	—	3,197	—	—
Exercise of warrants	907	—	—	2	905	—	—
Issuance of restricted stock to employees	—	—	—	—	886	—	(886)
Amortization of unearned compensation	1,102	—	—	—	—	—	1,102

Balance at December 27, 2003	$464,623	$(152,885)	$9,254	$458	$609,781	$—	$(1,985)

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies

  Description of Business

        Charles River Laboratories International, Inc. (together with its subsidiaries, the Company) is a leading provider of critical research tools and integrated support services that enable innovative and efficient drug discovery and development. The Company's fiscal year is the twelve-month period ending the last Saturday in December.

  Principles of Consolidation

        The consolidated financial statements include all majority-owned subsidiaries. Intercompany accounts, transactions and profits are eliminated. Results for three majority-owned subsidiaries are recorded on a one-month lag basis. There were no material transactions or events for these subsidiaries between the reporting date and December 27, 2003.

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

  Restricted Cash

        Restricted cash consists of cash reserved to support outstanding letters of credit at December 28, 2002. The Company was required to restrict $5,000 of cash as a result of the termination of its then existing revolving credit facility in 2002, which previously supported the outstanding letters of credit.

  Marketable Securities

        The Company accounts for its investment in marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in marketable securities (Note 5) consists of corporate debt securities and government securities and obligations which are classified as securities available-for-sale.

        Realized gains and losses on securities classified as available-for-sale are included in earnings and are determined using the specific identification method. Unrealized holding gains and losses, net of related tax effect, are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of shareholders' equity, until realized. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income.

  Allowance for Doubtful Accounts

        The Company establishes an allowance for doubtful accounts which it believes is adequate to cover anticipated losses on the collection of all outstanding trade receivable balances. The adequacy of the doubtful account allowance is based on historical information, a review of major customer accounts, receivable balances and management's assessment of current economic conditions. The Company reassesses the allowance for doubtful accounts each quarter.

  Inventories

        Inventories (Note 6) are stated at the lower of cost, determined principally on the average cost method, or market. The determination of market value involves assessment of numerous factors, including costs to dispose of inventory and estimated selling price. Reserves are recorded to reduce the carrying value for inventory determined damaged, obsolete or otherwise unsaleable. Costs for large animals are accumulated in inventory until the animals are sold.

  Property, Plant and Equipment

        Property, plant and equipment (Note 6), including improvements that significantly add to productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed as incurred. Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: buildings, 20 to 40 years; machinery and equipment, 2 to 20 years; furniture and fixtures, 5 to 7 years; vehicles, 2 to 4 years; and leasehold improvements, the shorter of estimated useful life or the lease periods.

  Goodwill and Other Intangible Assets

        Effective at the beginning of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting standards for acquired goodwill and other intangible assets (Note 7). In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separate intangible assets that have finite useful lives continue to be amortized over their estimated useful lives.

        SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment. The second step of the impairment test measures the amount of the impairment loss. The Company completed the annual impairment tests in 2003 and 2002 and concluded there was no impairment of goodwill. Intangible assets deemed to have an indefinite life are tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset. The Company completed the annual impairment tests in 2003 and 2002 and concluded there was no impairment of identifiable intangible assets with indefinite useful lives.

  Other Assets

        Other assets consist primarily of the cash surrender value of life insurance policies, a defined benefit plan pension asset and certain investments in available-for-sale securities that the Company does not intend to dispose of within the next twelve months.

  Impairment of Long-Lived Assets

        The Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," in 2002. The Company evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposal are less than its carrying amount. In such instances, the carrying value of long-lived assets is reduced to the estimated fair value, as determined using an appraisal or discounted cash flows, as appropriate.

  Stock-Based Compensation Plans

        As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for its stock-based compensation plans (Note 12) using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25." Also, the Company accounts for variable restricted stock grants under the provisions of FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Options Award Plans." The Company recognizes compensation expenses for fixed and variable restricted stock grants over the restriction period.

        SFAS No. 123 requires the presentation of certain pro forma information as if the Company had accounted for its employee stock options under the fair value method. For purposes of this disclosure, the fair value of the fixed option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for option grants:

	2003	2002	2001
Risk-free interest rate	3.1%	4.1%	4.9%
Volatility factor	51.3%	51.2%	56.1%
Weighted average expected life (years)	6.0	6.0	6.0

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. However, for each period presented, management believes the Black-Scholes model is the most appropriate option valuation model. The weighted average Black-Scholes fair value for the 2003, 2002 and 2001 grants was $17.04, $17.62 and $17.59, respectively.

        Had compensation expense for the Company's option grants been recognized consistent with the provision of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123," the Company's net income and earnings per share for the years ended December 27, 2003, December 28, 2002 and December 29, 2001 would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001
Reported net income	$80,151	$50,132	$35,407
Add: Stock-based employee compensation included in reported net income, net of tax	678	616	32
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(10,456)	(6,204)	(4,164)

Pro forma net income	$70,373	$44,544	$31,275

Reported basic earnings per share	$1.76	$1.12	$0.86
Pro forma basic earnings per share	$1.55	$1.00	$0.76
Reported diluted earnings per share	$1.64	$1.06	$0.80
Pro forma diluted earnings per share	$1.45	$0.95	$0.71

  Revenue Recognition

        The Company recognizes revenue related to its products and services in accordance with the SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements."

        The Company recognizes revenue related to its products, which include research models, in vitro technology and vaccine support products, when persuasive evidence of an arrangement exists, generally in the form of customer purchase orders, title and risk of loss have transferred, which occurs upon delivery of the products, the sales price is fixed and determinable and collectibility is reasonably assured. These recognition criteria are met at the time the product is delivered to the customer's site. Product sales are recorded net of returns upon delivery.

        The Company's service revenue is comprised of toxicology, pathology, laboratory, transgenic and contract staffing services and is generally evidenced by customer contracts. Toxicology services provide highly specialized studies to evaluate the safety and toxicity of new pharmaceutical compounds and materials used in medical devices. Pathology services provide the ability to identify and characterize pathologic changes within tissues and cells in determining the safety of a new compound. Laboratory services monitor and analyze health and genetics of research models used in research protocols. Transgenic services include validating, maintaining, breeding and testing research models for biomedical research activities. Contract staffing services provide management of animal care operations on behalf of government, academic, pharmaceutical and biotechnology organizations.

        The toxicology and pathology services arrangements typically range from one to six months but can range up to approximately 24 months in length. These agreements are negotiated for a fixed fee. Laboratory service arrangements are generally completed within a one-month period and are also of a fixed fee nature. Transgenic and contract staffing services are of a longer-term nature, from six months to five years, and are billed at agreed upon rates as specified in the contract.

        The Company's service revenues are recognized upon the Company's completion of the agreed upon performance criteria. These performance criteria are generally in the form of either study protocols or specified activities or procedures which the Company is engaged to perform. These performance criteria are established by the Company's customers and do not contain acceptance provisions which are based upon the achievement of certain study or laboratory testing results. Revenue of agreed upon rate contracts is recognized as services are performed, based upon rates specified in the contract. Revenue of fixed fee contracts is recognized as services are performed in accordance with agreed-upon study protocols.

        Unbilled and deferred revenue is recognized in the consolidated balance sheets. Unbilled services are recorded for revenues recognized to date and relate to amounts that are currently unbillable to the customer pursuant to contractual terms. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules. In some cases, a portion of the contract fee is paid at the time the study is initiated. These advances are deferred and recognized as revenue as services are performed.

  Guarantees

        The Company includes standard indemnification provisions in its customer contracts, which include standard provisions limiting the Company's liability under such contracts, including the Company's indemnification obligations, with certain exceptions.

  Fair Value of Financial Instruments

        The carrying amounts of the Company's significant financial instruments, which include cash equivalents, marketable securities, accounts receivable and accounts payable, approximate their fair values at December 27, 2003 and December 28, 2002. The fair value of the Company's financing instruments (Note 8) was $198,109 at December 27, 2003.

  Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the Company's assets and liabilities. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will expire before the Company is able to realize their benefits or that their future deductibility is uncertain.

  Foreign Currency Translation

        The functional currencies of the Company's foreign subsidiaries are in local currency. In accordance with SFAS No. 52, "Foreign Currency Translation," the financial statements of these subsidiaries are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and shareholders' equity at historical exchange rates. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income in the accompanying balance sheet. Exchange gains and losses on foreign currency transactions are recorded as other income or expense. The Company recorded exchange gains of $702, $1,222 and $36 in 2003, 2002 and 2001, respectively.

  Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables from customers in the pharmaceutical and biotechnology industries. The Company believes its exposure to credit risk to be minimal, as these industries have experienced significant growth and the customers are predominantly well established and viable.

  Comprehensive Income

        The Company accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." As it relates to the Company, comprehensive income is defined as net income plus the sum of the changes in unrealized gains (losses) on available-for-sale marketable securities, foreign currency translation adjustments and minimum pension liabilities (collectively, other comprehensive income) and is presented in the Consolidated Statements of Changes in Shareholders' Equity, net of tax.

  Pension Obligations

        The Company recognizes obligations associated with its defined benefit pension plans (Note 11) in accordance with SFAS No. 87, "Employers Accounting for Pensions." Assets, liabilities and expenses are calculated by accredited independent actuaries. As required by SFAS No. 87, the Company is required to make certain assumptions to value the plan assets and liabilities. These assumptions are reviewed annually, or whenever otherwise required by SFAS No. 87, based on reviews of current plan information and consultations with independent investment advisors and actuaries. The selection of assumptions requires a high degree of judgment and may materially change from period to period. The Company does not offer other defined benefits associated with post-retirement benefit plans other than pensions. The Company adopted the disclosure requirements under SFAS No. 132R, "Employers' Disclosure about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88 and 106," as of December 27, 2003 for both domestic and foreign defined benefit plans.

  Restructuring Costs

        The Company recognizes obligations associated with restructuring activities in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Company adopted the provisions of SFAS No. 146 as of the beginning of fiscal 2003, which generally requires a liability for costs associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. The overall purpose of the Company's restructuring actions is to lower overall operating costs and improve profitability by reducing excess capacities. Restructuring charges (Note 3) are typically recorded in selling, general and administrative expenses in the period in which the plan is approved by the Company's senior management and, where material, the Company's Board of Directors, and when the liability is incurred.

  Earnings Per Share

        Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding adjusted for contingently issuable shares. Diluted earnings per common share is calculated by adjusting the weighted average number of common shares outstanding to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued (Note 9).

  New Accounting Pronouncements

        In May 2003, the FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement does not result in any material change to the Company's existing reporting. The Company's joint venture agreements are renewable by mutual agreement of the parties upon termination of the initial terms.

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation. FIN 45 is applicable to guarantees that encompass guarantees based on changes in an underlying asset, liability or equity security, guarantees that are made on behalf of another entity's performance, certain indemnification agreements and indirect guarantees of the indebtedness of others. The recognition and measurement provisions of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for reporting periods ending after December 15, 2002. The adoption of the standard did not have any material effect on the Company's consolidated financial statements.

        In November 2002, the Emerging Issues Task Force (EITF) reached final consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses certain aspects of a vendor's accounting for arrangements under which it will perform multiple revenue-generating activities. It provides additional guidance as to how revenue should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 is effective prospectively for revenue arrangements entered into during fiscal periods beginning after June 15, 2003. The adoption of the standard did not have a material effect on the Company's consolidated financial statements.

        In January 2003, FASB issued FIN 46, "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN 46 will require identification of the Company's participation in variable interest entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. In December 2003, the FASB issued a revised FIN 46 to defer the effective date and provide further clarification on the interpretation. FIN 46R is effective for public companies in the first fiscal period after December 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

  Reclassifications

        Certain amounts in prior year financial statements and related notes have been reclassified to conform with current year presentation. These reclassifications have no impact on previously reported net income or cash flow.

2. Business Acquisitions

        The Company acquired several businesses during the three-year period ended December 27, 2003. The results of operations of the acquired businesses are included in the accompanying consolidated financial statements from the date of acquisition. Significant acquisitions include the following:

        Effective January 2, 2003, the Company acquired an additional 19% of the equity (404,321 common shares) of Charles River Japan from Ajinomoto Company, Inc. (Ajinomoto), the minority interest partner, which increased the Company's ownership to 85% of the outstanding shares. The purchase price for the equity was 1.3 billion yen, or $10,841, which was paid in cash. The Company recorded goodwill of $2,553 based on the preliminary purchase price allocation in the first quarter of 2003. The Company reallocated this amount to fixed assets based on an independent valuation of these fixed assets, which was completed during the second quarter of 2003. Charles River Japan is an extension of the Company's research models and services segment.

        During the first quarter of 2003, the Company recorded a deferred tax liability of $6,000 associated with prior-year acquisitions. This resulted in an increase in goodwill of $6,000.

        On October 1, 2002, the Company acquired 100% of the voting equity interests of privately-held Springborn Laboratories, Inc. (Springborn). Consideration, including acquisition expenses, was $26,452, net of cash acquired of $634. Consideration consisted of $20,452 in cash and $6,000 in the form of a three-year unsecured subordinated note (Note 8). Springborn provides expertise in short to mid-term toxicology studies. Springborn was acquired to strengthen service offerings of the Company's existing development and safety testing segment. The acquisition was recorded as a purchase business combination in accordance with SFAS No. 141, "Business Combinations."

        On June 7, 2002, the Company acquired 100% of the voting equity interests of privately-held Biological Laboratories Europe Limited (BioLabs). Consideration, including acquisition expenses, was $22,900, net of cash acquired of $2,998. The consideration consisted of $21,012 in cash and $1,888 in future payments, which are to be paid to certain former shareholders of BioLabs over a three-year period. During the third quarter of 2003, the Company paid $746 to certain former shareholders of BioLabs, which represents one-third of the required future payments to be made by the Company based on the agreement. BioLabs, located in western Ireland, provides a broad range of services supporting the discovery, development and manufacturing of pharmaceutical, medical devices and animal and human health products. BioLabs was acquired to strengthen the Company's existing development and safety testing segment by adding new capabilities to service the large and growing global animal health and medical device industry. The acquisition was recorded as a purchase business combination in accordance with SFAS No. 141.

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

        On October 2, 2002, the Company entered into an agreement with Proteome Systems, Ltd. (Proteome) to establish a joint venture. The Company owns 80% of the established joint venture company, Charles River Proteomic Services, Inc. (Charles River Proteomics), which was initially capitalized with $6,000, consisting of $5,000 in cash and a $1,000 working capital loan provided by the Company and Proteome, in proportion to their equity interests. During 2003, Charles River Proteomics borrowed $500 against the working capital loan. Interest is based on the Federal Short Term rate, 1.67% at December 27, 2003, and is payable quarterly beginning March 31, 2004. Principal is due in full by the end of the joint venture agreement. The Company has an option exercisable beginning on January 1, 2006 to purchase up to 100% of the equity in Charles River Proteomics based on the fair market value at the time of exercise. Charles River Proteomics was established to strengthen the Company's existing development and safety testing segment by adding new capabilities in the area of drug discovery and development. The Company began consolidating the operations of Charles River Proteomics from the date of the agreement.

        On August 20, 2002, the Company amended the joint venture agreement for Charles River Mexico, which was accounted for under the equity method. Upon execution of the amendment, the Company gained control over the operations. The Company's ownership percentage of 50.1% did not change as a result of this amendment and no additional contributions were made. The Company began consolidating the operations of Charles River Mexico from the date of the amendment. Upon consolidation, the Company reversed its equity investment of $3,203, and recognized goodwill of $581 and minority interest of $2,587. Results of operations in 2002 were not materially impacted from the consolidation. Charles River Mexico is an extension of the Company's vaccine support business, part of the research models and services segment.

        On July 20, 2001, the Company purchased 100% of the common stock of Genetic Models, Inc. (GMI) for cash consideration of $4,000. This acquisition was recorded as a purchase business combination in accordance with SFAS No. 141.

        Effective February 27, 2001, the Company acquired Primedica Corporation (Primedica) for consideration of $51,107, including acquisition expenses. Consideration was comprised of $25,708 of cash, $16,375 of the Company's common stock and $9,024 in assumed debt. This acquisition was recorded as a purchase business combination in accordance with APB No. 16, "Business Combinations."

        On January 8, 2001, the Company purchased 100% of the common stock of Pathology Associates International Corporation (PAI). Consideration of $35,238, including acquisition expenses, was paid with respect to this acquisition, consisting of $25,557 of cash and a $12,000 callable convertible note (Note 8). Consideration of $9,681 was recorded with respect to the convertible note due to an issuance discount. The cash consideration was funded in part through a $15,000 drawdown from the Company's revolving credit facility. This acquisition was recorded as a purchase business combination in accordance with APB No. 16.

        The final purchase price allocations associated with the 2001 PAI, Primedica and GMI acquisitions are as follows:

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

*
In connection with the adoption of SFAS No. 141, workforce has been reclassified to goodwill (Note 7).

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

	Fiscal Year Ended
	December 27, 2003	December 28, 2002	December 29, 2001
	(as reported)
Net sales	$613,723	$576,325	$508,631
Operating income	138,553	125,279	94,018
Net income	80,151	52,652	37,055
Earnings per common share
Basic	$1.76	$1.17	$0.90
Diluted	$1.64	$1.11	$0.84

        Refer to Note 9 for further discussion of the method of computation of earnings per share.

3. Restructuring and Other Charges

  Restructuring Charges

        During the fourth quarter of 2001, the Company recorded restructuring charges of $1,788, including asset disposals of $1,041, employee separation of $477 and other charges of $270, associated with the closure of a San Diego, California, facility. The restructuring plan included the termination of approximately 40 employees and the exit of a facility utilized under an operating lease. During 2002, the Company recorded an additional $292 charge relating to the facility's lease obligation based on the Company's revised estimate of expected sublease income over the remaining lease term. During the third quarter of 2003, the Company recorded an additional $404 charge relating to the remaining lease obligation at the facility due to adverse rental market conditions in the San Diego area.

        During the fourth quarter of 2000, the Company recorded restructuring charges of $1,290, including asset disposal of $212, associated with the closure of a facility in France. During 2001, the Company recorded additional charges of $1,915, which included a write-down of assets held for sale of $400 and additional severance payments and other related expenses of $1,515, relating to the settlement of labor disputes which originated during the first quarter of 2001. Approximately 60 employees were terminated as a result of the restructuring.

  Other Charges

        During the second and third quarters of 2003, the Company recorded a total charge of $954 for severance to employees who were terminated as part of a cost savings program. The Company recorded $690 of the charge to cost of services provided and $264 to selling, general and administrative expenses in the consolidated statements of income. Approximately 100 employees, mainly technicians, technical support and administrative staff, were terminated as part of the cost savings program.

        During the first quarter of 2003, the Company re-evaluated the marketability of certain long-lived assets related to a biopharmaceutical production facility in Maryland, which is included in the development and safety testing segment, due to a significant decline in market interest in purchasing these assets. Since the Company was unable to locate a buyer for these assets, an impairment charge was recognized because future undiscounted cash flows were estimated to be insufficient to recover the related book value. The Company recorded an asset impairment charge of $3,655 for the write-down of those assets including a net write-down of leasehold improvements of $2,195 and machinery and equipment of $1,460. The charge was recorded as other operating expenses in the consolidated statements of income.

        A summary of the activities associated with the above restructuring and other charges and the related liabilities balance is as follows:

	Employee Separations	Other	Total
December 30, 2000	$993	$85	$1,078
Amounts paid	(1,471)	(180)	(1,651)
Additional charges	1,828	434	2,262

December 29, 2001	1,350	339	1,689
Amounts paid	(1,076)	(243)	(1,319)
Additional charges	—	292	292

December 28, 2002	274	388	662
Amounts paid	(790)	(246)	(1,036)
Additional charges	954	404	1,358
Reversal	(261)	(89)	(350)
Foreign currency translation	36	9	45

December 27, 2003	$213	$466	$679

        The Company has closed both the San Diego facility and the French facility and expects the reserves to be fully utilized by 2004. All terminated employees had separated from the Company by the end of the third quarter of 2002.

4. Litigation Settlement

        On March 28, 2003, the Company's French subsidiaries, which are included in the research models and services segment, settled a pending breach of contract claim against a customer. The Company's French subsidiaries had previously been awarded damages of approximately $4,600 by the Commercial Court of Lyon and the damages award was stayed pending appeal by the customer at the French Supreme Court. The final settlement of this dispute was for a gross value of approximately $3,750, resulting in the retention by the Company's French subsidiaries of the amount previously deposited by the customer, pursuant to the order of the Commercial Court of Lyon and recorded in deferred income in the consolidated balance sheet. During 2000, the Company recognized approximately $350 of the damages award to offset a portion of subcontractor costs incurred based on the indemnification clause in the original customer agreement. After legal and related expenses, the Company's French subsidiaries recorded a net gain for the retained settlement amount of $2,908, which was recorded in the first quarter of 2003 as other operating income in the consolidated statements of income.

5. Marketable Securities

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities available for sale by major security type at December 27, 2003 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$11,656	$92	$—	$11,748
Government securities and obligations	8,719	28	(10)	8,737

	$20,375	$120	$(10)	$20,485

        Maturities of corporate debt securities and government securities and obligations classified as available-for-sale at December 27, 2003 were as follows:

	Amortized Cost	Fair Value
Due less than one year	$13,250	$13,156
Due after one year through five years	7,125	7,329

	$20,375	$20,485

        Marketable securities due after one year are included in other assets on the consolidated balance sheets.

6. Supplemental Balance Sheet Information

        The composition of inventories is as follows:

	December 27, 2003	December 28, 2002
Raw materials and supplies	$6,872	$5,966
Work in process	4,028	3,730
Finished products	41,470	34,196

Inventories	$52,370	$43,892

        The composition of property, plant and equipment is as follows:

	December 27, 2003	December 28, 2002
Land	$12,328	$10,888
Buildings	207,385	182,160
Machinery and equipment	166,178	140,103
Leasehold improvements	13,018	13,512
Furniture and fixtures	4,080	3,232
Vehicles	3,175	2,539
Construction in progress	15,636	18,219

	421,800	370,653
Less accumulated depreciation	(218,342)	(182,778)

Net property, plant and equipment	$203,458	$187,875

        Depreciation expense for 2003, 2002, and 2001 was $24,688, $20,572, and $18,522, respectively.

7. Goodwill and Other Intangible Assets

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	December 27, 2003		December 28, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$118,014	$(12,706)	$108,998	$(12,466)

Other intangible assets not subject to amortization:
Research models	3,438	—	3,438	—
Other intangible assets subject to amortization:
Customer relationships	26,818	(5,752)	25,786	(2,792)
Customer contracts	3,585	(3,078)	3,555	(2,060)
Trademarks and trade names	3,224	(913)	3,211	(601)
Standard operating procedures	1,353	(637)	1,384	(372)
Other identifiable intangible assets	5,531	(3,154)	5,309	(2,654)

Total other intangible assets	43,949	(13,534)	42,683	(8,479)

Total goodwill and other intangible assets	$161,963	$(26,240)	$151,681	$(20,945)

        The changes in the gross carrying amount and accumulated amortization of goodwill from December 29, 2001 to December 27, 2003 are as follows:

	Research Models and Services		Development and Safety Testing		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 29, 2001	$13,295	$(2,590)	$47,571	$(6,189)	$60,866	$(8,779)
Adjustments to goodwill:
Assembled workforce reclassification	—	—	20,925	(3,542)	20,925	(3,542)
Acquisitions	126	—	25,165	—	25,291	—
Consolidation of equity investment transfer	581	—	—	—	581	—
Foreign currency translation	326	(92)	1,009	(53)	1,335	(145)

Balance at December 28, 2002	14,328	(2,682)	94,670	(9,784)	108,998	(12,466)
Adjustments to goodwill:
Acquisitions	1,331	—	4,669	—	6,000	—
Foreign currency translation	650	(183)	2,366	(57)	3,016	(240)

Balance at December 28, 2003	$16,309	$(2,865)	$101,705	$(9,841)	$118,014	$(12,706)

        Estimated amortization expense for each of the next five years is as follows:

2004	$3,657
2005	2,944
2006	2,838
2007	2,593
2008	2,567

        The following selected consolidated results are presented as if SFAS No. 141 and SFAS No. 142 had been adopted at the beginning of fiscal year 2001 and, accordingly, amortization for goodwill and assembled workforce has been eliminated.

	Fiscal Year Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Reported net income	$80,151	$50,132	$35,407
Amortization of goodwill, net of tax	—	—	3,835

Net income, as adjusted	$80,151	$50,132	$39,242

Reported basic earning per share	$1.76	$1.12	$0.86
Basic earnings per share, as adjusted	$1.76	$1.12	$0.95
Reported diluted earnings per share	$1.64	$1.06	$0.80
Diluted earnings per share, as adjusted	$1.64	$1.06	$0.89

8. Long-Term Debt and Capital Lease Obligations

  Long-Term Debt

        On March 31, 2003, the Company entered into a revolving credit agreement which matures on March 31, 2006. The agreement permits the Company to borrow up to $100,000 at an interest rate based on, at the Company's option, the greatest of the Prime Rate, the Base CD Rate plus 1% and the Federal Funds Effective Rate plus 0.5%, or LIBOR multiplied by the Statutory Reserve Rate plus a spread of 1.25% to 2.50% based on the leverage ratio of the Company and the aggregate borrowing under the revolving credit agreement. Interest is payable, ranging from monthly to semi-annually, based on the Company's option of interest rate selected. The credit agreement requires the Company to pay a quarterly commitment fee which ranges from 25 through 50 basis points annually on the undrawn balance, based on the leverage of the Company. The agreement also requires the Company to remain in compliance with certain financial ratios as well as other restrictive covenants. No amounts were outstanding under the credit agreement as of December 27, 2003. The Company had $5,313 and $4,708 outstanding under letters of credit as of December 27, 2003 and December 28, 2002, respectively.

        In connection with the acquisition of Springborn (Note 2), the Company entered into a $6,000 three-year unsecured subordinated note. The note was payable in three equal annual installments of principal, together with interest accrued in arrears commencing on October 1, 2003. Interest was payable based on the one month LIBOR rate plus 1%. The Company repaid this note in full during 2003.

        Effective at the beginning of fiscal year 2003, the Company adopted SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. As the tender offer, repayment of the senior secured term loan facilities and termination of the revolving credit facility were not unusual in nature and infrequent in occurrence, the extraordinary loss before tax for 2002 and 2001 of $29,882 and $8,066, respectively, was reclassified to loss on debt retirement. The related tax benefit for 2002 and 2001 of $11,651 and $2,823, respectively, was reclassified to the provision for income taxes in the consolidated statements of income.

        On January 24, 2002, the Company issued $175,000 par value of senior convertible debentures through a private placement offering. On February 11, 2002, the Company issued an additional $10,000 par value of senior convertible debentures through the additional purchase option. The Company received approximately $179,450, net of underwriter discounts. The senior convertible debentures accrue interest at an initial annual rate of 3.5%, which will be reset (but not below the initial rate of 3.50% or above 5.25%) on August 1, 2007, August 1, 2012 and August 1, 2016. Interest is payable semi-annually in arrears, beginning August 1, 2002. The senior convertible debentures will mature in 2022 and are convertible into shares of the Company's common stock at a conversion price of $38.87. This conversion price is subject to adjustment under certain circumstances. On or after February 5, 2005, the Company may redeem for cash all or part of the debentures that have not been previously converted at the redemption prices set forth in the purchase agreement. Holders may require the Company to repurchase for cash all or part of their debentures on February 1, 2008, February 1, 2013 or February 1, 2017 at a price equal to 100% of the par value of the debentures plus accrued interest up to but not including the date of repurchase. In addition, upon a change in control of the Company occurring on or prior to February 1, 2022, each holder may require the Company to repurchase all or a portion of such holder's debentures for cash. The Company used a portion of the net proceeds from the senior convertible debenture offering to retire all of the 13.5% senior subordinated notes through the tender offer discussed below.

        During fiscal 2002, the Company terminated its then existing revolving credit facility, repaid all of its outstanding senior secured term loans and completed a tender offer for all of its 13.5% senior subordinated notes. The Company recorded a loss of $29,882 due to the payment of premiums related to the early extinguishment of debt ($23,886) and the write-off of deferred financing costs ($5,129) and issuance discounts ($867).

        During fiscal 2001, the Company used a portion of the proceeds from the 2001 offerings (Note 9) to repay debt. The Company recorded a loss of $8,066, due to the payment of premiums related to the early extinguishment of debt ($3,841) and the write-off of deferred financing costs ($2,372) and issuance discounts ($1,853).

        In connection with the 2001 acquisition of PAI (Note 2), the Company entered into a $12,000 callable convertible note. The convertible note had a five-year term and bore interest at 2% per annum. The principal and accrued interest of this convertible note was repaid in fiscal 2002.

        Long-term debt consists of the following:

	December 27, 2003	December 28, 2002
Senior convertible debentures, original principal amount of $185,000, convertible into common stock at a price of $38.87, interest payable semi-annually in arrears beginning August 1, 2002, at an initial and current annual rate of 3.5%, matures February 1, 2022	$185,000	$185,000
Unsecured subordinated note, original principal of $6,000 payable in three equal annual installments commencing October 1, 2003 with interest due in arrears, interest based on LIBOR plus 1%	—	6,000
Secured promissory note, principal and interest payable monthly, interest fixed at 10.5%, matures June 2007, secured by real estate	—	2,997
Secured promissory note, principal and interest payable semi-annually, interest fixed at 2.6%, matures March 25, 2006, secured by real estate	562	696
Other long-term debt, represents secured and unsecured promissory notes, interest rates between 5.5% and 16.5% at December 27, 2003, maturing between December 2004 and July 2012.	291	588

Total debt	185,853	195,281
Less: current portion of long-term debt	(253)	(2,861)

Long-term debt	$185,600	$192,420

        Minimum future principal payments of long-term debt at December 27, 2003 are as follows:

Fiscal Year
2004	$253
2005	330
2006	129
2007	7
2008	185,007
Thereafter	127

Total	$185,853

  Capital Leases

        The Company has one capital lease for a building and numerous capital leases for equipment. These leases are capitalized using interest rates considered appropriate at the inception of each lease. Assets recorded in connection with these capital leases are not material.

        Capital lease obligations amounted to $149 and $537 at December 27, 2003 and December 28, 2002, respectively, with maturities through July 2007 at interest rates ranging from 4.6% to 9.5%.

9. Shareholders' Equity

  Earnings Per Share

        Basic earnings per share for the years ended December 27, 2003, December 28, 2002 and December 29, 2001 was computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for the years ended December 27, 2003, December 28, 2002 and December 29, 2001 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.

        Options to purchase 3,234,201 shares, 141,624 shares and 715,625 shares were outstanding at December 27, 2003, December 28, 2002 and December 29, 2001, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

        Basic weighted average shares outstanding for 2003 and 2002 excluded the weighted average impact of 20,000 shares of contingently issuable shares. There was no exclusion of contingently issuable shares in basic weighted average shares outstanding during 2001. In addition, weighted average shares outstanding for 2003, 2002 and 2001 excluded the weighted average impact of 72,139, 61,669 and 11,500 shares, respectively, of non-vested fixed restricted stock awards.

        The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings per share:

	Fiscal Year Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Numerator:
Net income for purposes of calculating basic earnings per share	$80,151	$50,132	$35,407
After-tax equivalent of interest expense on:
3.5% senior convertible debenture	3,982	3,698	—
2% convertible note	—	8	91

Income for purposes of calculating diluted earnings per share	$84,133	$53,838	$35,498

Denominator:
Weighted average shares outstanding — Basic	45,448,368	44,681,601	40,998,558
Effect of dilutive securities:
3.5% senior convertible debenture	4,759,455	4,419,847	—
Stock options and contingently issued restricted stock	726,291	1,061,243	1,125,034
Warrants	380,691	685,219	1,963,476
2% convertible note	—	8,813	128,315

Weighted average shares outstanding — Diluted	51,314,805	50,856,723	44,215,383

Basic earnings per share	$1.76	$1.12	$0.86
Diluted earnings per share	$1.64	$1.06	$0.80

  Retained Earnings

        Retained earnings includes approximately $2,000 earnings which is restricted due to statutory requirements in the local jurisdiction of a foreign subsidiary as of December 27, 2003 and December 28, 2002.

  Accumulated Other Comprehensive Income

        The composition of accumulated other comprehensive income is as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Net Unrealized Gain on Investment Securities	Accumulated Other Comprehensive Income
Balance at December 29, 2001	$(13,655)	$(2,361)	$—	$(16,016)
Period change	9,252	898	—	10,150
Tax benefit	(3,360)	(341)	—	(3,701)

Balance at December 28, 2002	(7,763)	(1,804)	—	(9,567)
Period change	23,460	(518)	110	23,052
Tax benefit	(4,445)	252	(38)	(4,231)

Balance at December 27, 2003	$11,252	$(2,070)	$72	$9,254

  Warrants

        As part of the recapitalization in 1999, the Company issued 150,000 units, each comprised of a $1,000 senior subordinated note and a warrant to purchase 7.6 shares of common stock of the Company for total proceeds of $150,000. The Company allocated the $150,000 offering proceeds between the senior subordinated notes ($147,872) and the warrants ($2,128), based upon the estimated fair value. The portion of the proceeds allocated to the warrants is reflected as capital in excess of par in the accompanying consolidated financial statements. Each warrant entitles the holder, subject to certain conditions, to purchase 7.6 shares of common stock of the Company at an exercise price of $5.19 per share of common stock, subject to adjustment under some circumstances. Upon exercise, the holders of warrants would be entitled to purchase 383,990 and 558,341 shares of common stock of the Company as of December 27, 2003 and December 28, 2002, respectively. The warrants currently expire on October 1, 2009.

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

        The sources and uses of cash from our 2001 public offerings are as follows:

Sources of Funds:
Proceeds from offerings	$124,500

Uses of Funds:
Repayment of senior subordinated notes*	$21,403
Repayment of term loan A	11,500
Repayment of term loan B	34,500
Repayment of term loan C	11,500
Repayment of revolving credit facility	17,000
Repayment of convertible note*	9,210
Repayment of other debt and early paydown of capital lease obligations	11,578
Transaction fees and expenses	7,809

$124,500

*
Includes issuance discount and premiums on early repayments

10. Income Taxes

        An analysis of the components of income before income taxes, minority interests and earnings from equity investments and the related provision for income taxes is presented below:

	Fiscal Year Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Income before income taxes, minority interests and earnings from equity investments
U.S.	$94,932	$53,381	$43,706
Non-U.S.	37,698	31,140	17,707

	$132,630	$84,521	$61,413

Income tax provision
Current:
Federal	$21,806	$6,774	$(2,061)
Foreign	15,048	11,671	7,747
State and local	5,319	2,216	1,396

Total current	42,173	20,661	7,082

Deferred:
Federal	7,685	9,354	16,523
Foreign	—	414	(1,098)
State and local	1,205	1,492	1,765

Total deferred	8,890	11,260	17,190

	$51,063	$31,921	$24,272

        Net deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws.

	December 27, 2003	December 28, 2002
Current:
Accruals	$3,074	$815

Non-current:
Goodwill and other intangibles	62,841	75,666
Net operating loss and credit carryforwards	11,727	14,109
Depreciation and amortization	920	1,749
Other	(13,774)	(6,589)

	61,714	84,935
Valuation allowance	(4,051)	(4,051)

	57,663	80,884

Total deferred taxes	$60,737	$81,699

        The Company recorded the balance of the net deferred tax asset on the belief that it is more likely than not that it will be realized. This belief is based upon a review of all available evidence, including historical operating results, projections of taxable income, and tax planning strategies.

        During 2002, in conjunction with the state tax planning initiatives and the completion of the 2001 state income tax returns during the third quarter of 2002, the Company reassessed the valuation allowance on the deferred tax assets associated with state net operating loss carryforwards. As a result of the reassessment, $473 of the valuation allowance was released and recorded as a tax benefit.

        In connection with the 1999 recapitalization transaction, the Company elected under Internal Revenue Code Section 338(h)(10) to treat the transaction as a purchase resulting in a step-up in the tax basis of the underlying assets. The election resulted in the recording of a deferred tax asset in 1999, net of valuation allowance, of approximately $99,506 for the estimated future tax benefits associated with the increased tax basis of the assets. For financial reporting purposes the benefit was treated as a contribution to capital in 1999. As of December 27, 2003, the net deferred tax asset pertaining to the election under section 338(h)(10) of the Internal Revenue Code was $71,642. The Company expects to realize the net benefit of the deferred tax asset over a 15 year period from the date of the 1999 recapitalization transaction through annual tax deductions which are expected to reduce future tax payments. It is possible that the Internal Revenue Service (IRS) may challenge the availability of the Section 338(h)(10) election to the Company as a result of the Company's reorganization in connection with the initial public offering in 2000. If the IRS were successful, the expected future tax benefits from the election would not be available and the Company would be required to write off the related deferred tax assets by recording a non-recurring expense in the results of operations in an amount equal to such deferred tax assets. The Company believes that the reorganization and liquidating distribution should not have any impact upon the election for federal income tax purposes. However, the IRS may reach a different conclusion.

        As of December 27, 2003, the Company had pre-tax net operating loss carryforwards for state income tax purposes of approximately $32,134 expiring at various dates through 2020. Additionally, the Company has foreign tax credit carryforwards of $10,538 which will begin to expire in 2004.

        Reconciliations of the statutory U.S. federal income tax rate to effective tax rates are as follows:

	Fiscal Year Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Tax at statutory U.S. tax rate	35.0%	35.0%	35.0%
Foreign tax rate differences	1.3%	1.0%	2.2%
Non-deductible goodwill amortization	—	—	0.6%
State income taxes, net of federal tax benefit	3.2%	3.1%	2.4%
Change in valuation allowance	—	(0.4)%	—
Other	(1.0)%	(0.9)%	(0.7)%

	38.5%	37.8%	39.5%

        As of December 27, 2003, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $69,649. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. taxes and withholding taxes payable to the various foreign countries. It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

11. Employee Benefits

        The Company sponsors one defined contribution plan and four defined benefit plans. The Company's defined contribution plan, the Charles River Laboratories Employee Savings Plan, qualifies under section 401(k) of the Internal Revenue Code. It covers substantially all U.S. employees and contains a provision whereby the Company matches a percentage of employee contributions. The costs associated with the defined contribution plan totaled $2,225, $2,397, and $1,400 in 2003, 2002, and 2001, respectively.

        One of the Company's defined benefit plans, the Charles River Laboratories, Inc. Pension Plan (Pension Plan), is a qualified, non-contributory plan that covers certain U.S. employees. Benefits are based on participants' final average monthly compensation and years of service. Participants' rights vest upon completion of five years of service. Effective January 1, 2002, the plan was amended to exclude new participants from joining the plan. Benefit criteria offered to existing participants as of the amendment date did not change.

        Under another defined benefit plan, the Company provides some executives with supplemental retirement benefits. This plan, the Executive Supplemental Life Insurance Retirement Plan (ESLIRP), is unfunded and non-qualified under the provisions of the Employee Retirement Income Securities Act of 1974. The Company has, however, obtained several key-person life insurance policies with the intention of using their cash surrender value to fund the ESLIRP. Certain portions of participant benefits were transferred from the ESLIRP to the Pension Plan in 2002. At December 27, 2003 and December 28, 2002, the cash surrender value of these policies was $7,298 and $8,218, respectively.

        The Charles River Japan and Charles River Canada defined benefit pension plans are non-contributory plans that cover substantially all employees of those respective companies. Benefits are based upon length of service and final salary.

        The following table provides reconciliations of the changes in benefit obligations, fair value of plan assets and funded status of the four defined benefit plans.

  Obligations and Funded Status

	Pension Benefits		Supplemental Retirement Benefits
	2003	2002	2003	2002
Change in benefit obligations
Benefit obligation at beginning of year	$40,367	$30,054	$11,998	$11,484
Service cost	2,980	2,213	425	368
Interest cost	2,344	1,992	729	680
Benefit payments	(975)	(752)	(521)	(503)
Actuarial loss (gain)	1,161	3.676	406	1,589
Plan amendments	699	3,020	—	(1,620)
Effect of foreign exchange	358	165	—	—

Benefit obligation at end of year	$46,934	$40,368	$13,037	$11,998

Change in plan assets
Fair value of plan assets at beginning of year	$35,124	$39,496	$—	$—
Actual return on plan assets	7,208	(4,126)	—	—
Employer contributions	683	506	521	503
Benefit payments	(975)	(752)	(521)	(503)

Fair value of plan assets at end of year	$42,040	$35,124	$—	$—

Funded status
Funded status	$(4,894)	$(5,244)	$(13,037)	$(11,998)
Unrecognized transition obligation	4	19	—	—
Unrecognized prior-service cost	3,366	2,956	(1,296)	(1,458)
Unrecognized gain	5,762	9,136	4,970	5,029

Net amount recognized	$4,238	$6,867	$(9,363)	$(8,427)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$5,637	$7,864	$—	$—
Accrued benefit cost	(1,432)	(1,287)	(12,786)	(11,196)
Intangible asset	—	13	—	—
Accumulated other comprehensive income	33	277	3,423	2,769

Net amount recognized	$4,238	$6,867	$(9,363)	$(8,427)

        The accumulated benefit obligation for all defined benefit plans was $46,377 and $39,787 at December 27, 2003 and December 28, 2002, respectively.

  Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets

	Pension Benefits		Supplemental Retirement Benefits
	2003	2002	2003	2002
Projected benefit obligation	$6,396	$5,741	$13,037	$11,998
Accumulated benefit obligation	5,301	3,951	12,786	11,196
Fair value of plan assets	3,510	3,033	—	—

  Components of net periodic benefit cost

	Pension Benefits			Supplemental Retirement Benefits
	2003	2002	2001	2003	2002	2001
Service cost	$2,980	$2,213	$1,551	$425	$368	$323
Interest cost	2,344	1,992	1,488	729	680	692
Expected return on plan assets	(2,925)	(3,477)	(4,295)	—	—	—
Amortization of transition obligation	16	84	85	—	72	—
Amortization of prior service cost	288	235	(5)	(162)	(162)	—
Amortization of net loss (gain)	460	50	(934)	466	358	—

Net periodic benefit cost (income)	$3,163	$1,097	$(2,110)	$1,458	$1,316	$1,015

  Additional information

	Pension Benefits		Supplemental Retirement Benefits
	2003	2002	2003	2002
Increase (decrease) in minimum liability included in other comprehensive income, net of tax	$(136)	$(4)	$402	$(553)

  Assumptions

  Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Supplemental Retirement Benefits
	2003	2002	2003	2002
Discount rate	5.72%	5.73%	6.00%	6.00%
Rate of compensation increase	4.53%	4.58%	4.75%	4.75%

  Weighted-average assumptions used to determine net periodic benefit cost

	Pension Benefits			Supplemental Retirement Benefits
	2003	2002	2001	2003	2002	2001
Discount rate	5.73%	6.20%	6.31%	6.00%	6.50%	6.50%
Expected long term return on plan assets	8.36%	9.05%	9.63%	—	—	—
Rate of compensation increase	4.58%	4.59%	4.62%	4.75%	4.75%	4.75%

        The expected long term rate of return on plan assets was made considering the pension plan's asset mix, historical returns and expected yields on plan assets.

  Plan Assets

        The Company's pension plan weighted-average asset allocations at December 27, 2003 and December 28, 2002, by asset category are as follows:

	Target Allocation	Pension Benefits
	2004	2003	2002
Equity securities	65%	66%	63%
Fixed income	30%	30%	33%
Other	5%	4%	4%

Total	100%	100%	100%

        The Company's investment objective is to obtain the highest possible return commensurate with the level of assumed risk. Fund performances are compared to benchmarks including the S&P 500 Index, Russell 1000 Index, Russell 3000 Index and Lehman Brothers Aggregate Bond Index. The Company's Investment Committee meets on a quarterly basis to review plan assets.

        The Company's plan assets did not include any of the Company's common stock at December 27, 2003 and December 28, 2002.

  Cash Flows

        The Company expects to contribute $736 to its pension plans in 2004.

12. Stock Compensation Plans

        As part of the 1999 recapitalization, the equity investors agreed and committed to establish a stock option plan for the Company for the purpose of providing significant equity incentives to management. The 1999 Management Incentive Plan (1999 Plan) is administered by the Company's Compensation Committee of the Board of Directors. The 1999 Plan has a total of 1,784,384 shares authorized, of which 12,417 shares are available for grant as of December 27, 2003. Awards of 23,000 and 30,000 non-qualified stock options were granted under the 1999 Plan in 2003 and 2002, respectively. There were no awards granted under the 1999 plan in the year ended December 29, 2001. As of December 27, 2003, options to purchase 894,368 shares were exercisable under the 1999 Plan. Options granted pursuant to the 1999 Plan are subject to a vesting schedule based on three distinct measures. Certain options vest solely with the passage of time (incrementally typically over five years so long as the optionee continues to be employed by the Company). The remainder of the options vest over time but contain clauses providing for the acceleration of vesting upon the achievement of certain performance targets or the occurrence of certain liquidity events. All options expire on or before November 3, 2013. The exercise price of all options granted under the 1999 Plan is the fair market value of the underlying common stock at the time of the grant.

        Effective June 5, 2000, the Board of Directors adopted and the Company's shareholders approved the 2000 Incentive Plan (2000 Plan), which provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted or unrestricted common stock and other equity awards. The 2000 Plan has a total of 6,289,000 shares authorized, of which 2,494,583 are available for grant as of December 27, 2003. Options granted pursuant to the 2000 Plan vest incrementally typically over three years so long as the employee continues to be employed by the Company. All options granted under the 2000 Plan expire on or before December 1, 2013. The exercise price of all options granted under the 2000 Plan is the fair value of the underlying common stock at the time of grant. A total of 1,478,200, 1,248,125, and 741,900 stock option awards were made under the 2000 Plan in 2003, 2002 and 2001, respectively, of which 1,098,105 awards were exercisable as of December 27, 2003.

        Under the Company's 2000 Plan, shares of restricted common stock of the Company may be granted at no cost to officers and key employees. Recipients are entitled to cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of these shares until they vest, which is typically over a three-year period. Upon issuance of restricted stock awards under the plan, unearned compensation equivalent to the market value at the measurement date is charged to shareholders' equity and subsequently amortized as compensation expense over the vesting period. The Company granted 32,300, 54,100 and 11,500 restricted stock awards at no cost and recorded $1,062, $1,740 and $368 as unearned compensation in shareholders' equity for the years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively. The Company recorded $851, $416 and $52 in compensation expense for these stock awards for the years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively. Additionally, the Company issued 30,000 performance-based restricted stock awards at no cost to the Company's Chief Executive Officer and President during the year ended December 28, 2002. Vesting of these awards is contingent upon the achievement of certain annual earnings per share growth targets over the vesting period. These shares are accounted for as variable awards and the related unearned compensation and compensation expense are adjusted based on the closing market price of the Company's common stock until the shares are vested. The Company recorded $1,147 as unearned compensation in 2002 and recorded $251 and $586 in compensation expense in connection with these awards in 2003 and 2002, respectively. The weighted average fair value of all restricted stock awards issued during 2003, 2002 and 2001 was $32.87, $32.15 and $31.97, respectively. As of December 27, 2003, a total of 92,139 restricted stock awards were outstanding.

        In conjunction with the 2000 Plan, the Board of Directors adopted, and the Company's shareholders approved, the 2000 Directors Stock Plan (Directors Plan), which provides for the grant of both automatic and discretionary nonstatutory stock options to non-employee directors. On the day of each annual meeting of shareholders, each independent director who served during the prior year will be awarded an option to purchase shares of our common stock (pro-rated if the director did not serve for the entire preceding year). The Directors Plan has a total of 100,000 shares authorized, of which 4,000 shares are available to be granted as of December 27, 2003. Awards of 24,000 and 12,000 stock options were granted under the Directors Plan in 2002 and 2001, respectively. No stock options were awarded under this plan in 2003. There are currently 96,000 options exercisable under the Directors Plan. Options granted pursuant to the Directors Plan cliff vest upon the earlier of the first anniversary of the date of grant or the business day prior to the date of the Company's next annual meeting. All options granted expire on or before May 3, 2007. The exercise price of the options granted under the Directors Plan is the fair market value of the underlying common stock at the time of grant.

        The following table summarizes stock option activities under the 1999 Plan, the 2000 Plan, and the Directors Plan:

	Shares	Exercise Price	Weighted Average Exercise Price
Options outstanding as of December 30, 2000	2,246,132	$5.33 - $27.38	$7.94
Options granted	753,900	$25.00 - $35.08	$31.38
Options exercised	(207,507)	$5.33 - $16.00	$6.66
Options canceled	(43,377)	$5.33 - $31.97	$21.41

Options outstanding as of December 29, 2001	2,749,148	$5.33 - $35.08	$14.38
Options granted	1,302,125	$29.66 - $39.25	$32.81
Options exercised	(424,516)	$5.33 - $35.08	$7.39
Options canceled	(92,578)	$16.00 - $39.00	$30.81

Options outstanding as of December 28, 2002	3,534,179	$5.33 - $39.25	$21.60
Options granted	1,500,875	$26.25 - $36.47	$32.78
Options exercised	(375,469)	$5.33 - $32.15	$8.18
Options canceled	(132,593)	$16.00 - $39.00	$32.23

Options outstanding as of December 27, 2003	4,526,992	$5.33 - $39.25	$26.13

Options exercisable as of December 29, 2001	1,556,275	$5.33 - $27.38	$6.59
Options exercisable as of December 28, 2002	1,679,412	$5.33 - $35.08	$10.83
Options exercisable as of December 27, 2003	2,088,473	$5.33 - $39.25	$18.47
	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding as of December 27, 2003	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable as of December 27, 2003	Weighted Average Exercise Price
$ 5.00 - $10.00	885,702	5.8	$5.33	885,702	$5.33
$10.01 - $20.00	308,640	5.5	$16.00	308,640	$16.00
$20.01 - $30.00	80,449	6.1	$27.53	31,189	$27.29
$30.01 - $40.00	3,252,201	8.7	$32.72	862,942	$32.53

	4,526,992	7.8	$26.13	2,088,473	$18.47

13. Joint Ventures

        The Company holds investments in several joint ventures including Charles River Proteomics, Charles River Mexico and Charles River Japan. These joint ventures are separate legal entities whose purpose is consistent with the overall operations of the Company and represent geographic and business segment expansions of existing markets. As of December 27, 2003 and December 28, 2002, the financial results of all joint ventures were consolidated in the Company's results as the Company has the ability to exercise control over these entities. The interests of the outside joint venture partners in these joint ventures have been recorded as minority interests totaling $10,176 and $18,567 at December 27, 2003 and December 28, 2002, respectively.

        As of December 27, 2003 and December 28, 2002, the Company did not have any unconsolidated joint ventures. The condensed combined statements of income information below for the year ended December 28, 2002 includes nine months of Charles River Mexico activity due to the consolidation of this majority-owned subsidiary as of September 30, 2002.

        Summarized financial statement information for the unconsolidated joint ventures is as follows:

	Fiscal Year Ended
	2003	2002	2001
Condensed Combined Statements of Income
Net sales	$—	$3,291	$7,697
Operating income	—	185	943
Net income	—	387	1,005

14. Commitments and Contingencies

  Operating Leases

        The Company has commitments for various operating leases for machinery and equipment, vehicles, office equipment, land and office space. Rent expense for all operating leases was $12,057, $10,448, and $10,045 in 2003, 2002, and 2001, respectively. Future minimum payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consist of the following at December 27, 2003:

2004	$9,889
2005	7,082
2006	4,797
2007	3,144
2008	2,920
Thereafter	3,462

$31,294

  Insurance

        The Company maintains insurance for workers' compensation, auto liability, employee medical and general liability with per claim loss limits up to $250. Annual aggregate loss limits are $4,344 for workers compensation, auto liability and general liability. Related accruals were $5,522 and $5,439 on December 27, 2003 and December 28, 2002, respectively.

  Litigation

        Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

15. Related Party Transactions

        Ajinomoto Company, Inc. (Ajinomoto) is a minority shareholder in Charles River Japan. Charles River Japan conducts certain business transactions with Ajinomoto, including the purchase of information technology systems and services, engineering services, product delivery services and the reimbursement of employee compensation. Charles River Japan incurred expenses related to these services of $4,584, $6,631 and $5,459 during 2003, 2002 and 2001, respectively. As of December 27, 2003 and December 28, 2002, Charles River Japan had amounts due to Ajinomoto totaling $1,251 and $1,381, respectively. In addition, Charles River Japan sold products to Ajinomoto totaling $1,011, $890 and $876 during 2003, 2002 and 2001, respectively. As of December 27, 2003 and December 28, 2002, Charles River Japan had amounts due from Ajinomoto totaling $335 and $481, respectively.

        As more fully described in Note 2, Proteome is a minority shareholder in Charles River Proteomics. During 2002, Charles River Proteomics purchased a hardware platform from Proteome for $1,633, of which $1,520 was paid in 2002 and the remaining in 2003. During 2003, Charles River Proteomics paid Proteome $190 for training on the hardware platform, borrowed $100 against a working capital loan from Proteome and purchased laboratory supplies from Proteome. Charles River Proteomics incurred expenses related to the laboratory supplies of $17 during 2003. As of December 28, 2002, Charles River Proteomics had amounts due to Proteome totaling $113. As of December 27, 2003, Charles River Proteomics had amounts due to Proteome totaling $100 and had amounts due from Proteome totaling $50.

16. Business Segment and Geographic Information

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

        During the fourth quarter of 2003, the Company revised its consolidated financial reporting segments to better reflect the manner in which the Company's operating units are managed. The Company believed the revision was required because in 2003, a number of changes were made to align related businesses, to focus sales force responsibilities and to simplify management structure. The Company will continue to report two segments, now called research models and services segment (RMS) and development and safety testing segment (DST). The research models business will continue to be reported in the RMS segment and transgenic services, laboratory services, contract staffing services and vaccine support products and services will now be reported in the RMS segment. The Company will report development services, including general and specialty toxicology, pathology services, interventional and surgical services, biosafety testing and in vitro technology in the DST segment. The changes in segment presentation have no effect on consolidated revenues or net income. Management believes that the new business segments will better reflect results of operations and facilitate investors' understanding of the Company's business. Segment information for prior years has been restated to reflect this change.

        RMS includes the Company's research model business, research model services and vaccine support services. The research models are principally comprised of genetically and virally defined, purpose bred rats and mice used in the drug discovery and development process typically required by the U.S. Food and Drug Administration (FDA) and foreign regulatory bodies. Research model services assist customers in screening drug candidates faster by providing a variety of services related to genetically-defined research models for in-house research and by implementing efficacy screening protocols to improve the customers' drug evaluation process. Vaccine support products are principally pathogen-free fertilized chicken eggs, a critical ingredient for poultry vaccine and some human vaccine production. DST includes development services and in vitro technology services. Development services enable customers to accelerate their drug discovery and development process. These services are FDA compliant services that aid customers in drug safety assessment, biotech safety testing and medical device testing. In vitro technology services are comprised of non-animal, or in vitro, products and services for testing the safety of drugs and devices.

        The following table presents sales and other financial information by business segment for 2003, 2002 and 2001. Net sales represent sales originating in entities primarily engaged in either provision of research models and services or development and safety testing. Long lived assets include property, plant and equipment, goodwill, other intangibles and other long lived assets.

	2003	2002	2001
Research Models and Services
Net sales	$405,121	$353,915	$277,379
Gross margin	166,860	141,684	108,699
Operating income	126,388	102,730	71,630
Total assets	559,432	464,798	153,133
Long-lived assets	189,502	166,308	393,216
Depreciation and amortization	16,371	13,404	12,556
Capital expenditures	22,984	23,343	23,373
Development and Safety Testing
Net sales	$208,602	$200,714	$188,251
Gross margin	66,805	67,299	58,552
Operating income	27,651	34,085	25,891
Total assets	240,122	236,546	120,294
Long-lived assets	177,561	176,060	178,146
Depreciation and amortization	13,193	10,582	14,619
Capital expenditures	9,720	14,200	13,033

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Fiscal Year Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Total segment operating income	$154,039	$136,815	$97,521
Unallocated corporate overhead	(15,486)	(14,549)	(7,238)

Consolidated operating income	$138,553	$122,266	$90,283

        A summary of unallocated corporate overhead consists of the following:

	December 27, 2003	December 28, 2002	December 29, 2001
Restricted stock compensation expense	$1,102	$1,002	$52
U.S. pension expense (income)	3,591	1,677	(1,510)
Executive officers' salary and bonus	3,095	2,894	2,371
Other general unallocated corporate expenses	7,698	8,976	6,325

	$15,486	$14,549	$7,238

        Other general unallocated corporate expenses consist of various costs including those associated with senior executive salaries and departments such as corporate accounting, legal and investor relations.

        The following table presents sales and other financial information by geographic regions for 2003, 2002 and 2001. Included in the other non-U.S. category below are the Company's operations located in Australia, Belgium, Canada, China, Czech Republic, Germany, Hungary, Ireland, Italy, Mexico, Netherlands, United Kingdom, Spain and Sweden. Sales to unaffiliated customers represent net sales originating in entities physically located in the identified geographic area. Long-lived assets include property, plant and equipment, goodwill, other intangibles, and other long-lived assets.

	U.S.	France	Japan	Other Non U.S.	Consolidated
2003
Sales to unaffiliated customers	$424,578	$45,636	$52,617	$90,892	$613,723
Long-lived assets	246,630	16,194	43,867	60,372	367,063
2002
Sales to unaffiliated customers	$402,424	$34,769	$48,089	$69,347	$554,629
Long-lived assets	242,397	12,162	37,806	50,003	342,368
2001
Sales to unaffiliated customers	$338,648	$31,427	$44,751	$50,804	$465,630
Long-lived assets	211,340	10,589	35,029	16,469	273,427

17. Subsequent Events

        On January 8, 2004, the Company acquired River Valley Farms, a privately-held medical device contract research business, which will be reported in our DST segment. Consideration of approximately $17,276 was paid with respect to this acquisition. The Company is in the process of determining the purchase price allocation.

        In the first quarter of 2004, the Company began a reorganization of its European operations. The purpose of the reorganization is to streamline the corporate legal structure in order to improve operating efficiency and cash management, facilitate acquisitions and provide tax benefits. The reorganization, which will not involve reductions of personnel or facility closures, is expected to result in a one-time, non-cash charge to earnings in the first quarter of 2004 of approximately $7,900 primarily due to the write-off of a deferred tax asset.

FINANCIAL STATEMENT SCHEDULES
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
SCHEDULE I — CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

CONDENSED PARENT COMPANY STATEMENT OF INCOME
(dollars in thousands)

	Fiscal Year Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Operating income	$—	$—	$—
Interest income	22	13,941	—
Interest expense	(7,478)	(6,981)	—

Income (loss) before income taxes	(7,456)	6,960	—
Provision (benefit) for income taxes	(3,072)	2,840	—

Income (loss) before earnings from equity investments	(4,384)	4,120	—
Earnings from equity investments	84,535	46,012	35,407

Net income	$80,151	$50,132	$35,407

See Notes to Condensed Parent Company Financial Statements.

FINANCIAL STATEMENT SCHEDULES

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

SCHEDULE I — CONDENSED PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED PARENT COMPANY BALANCE SHEET
(dollars in thousands)

	December 27, 2003	December 28, 2002
Assets
Current assets
Cash and cash equivalents	$25,000	$5,577
Deferred tax asset	3,693	4,406
Deferred financing costs	4,164	5,185
Investment in equity accounted subsidiaries	619,428	529,888

Total assets	$652,285	$545,056

Liabilities and shareholders' equity
Current liabilities
Accrued interest	$2,662	$2,680
Long term debt	185,000	185,000

Total liabilities	187,662	187,680

Shareholder's equity
Common stock	458	452
Capital in excess of par value	609,781	601,728
Retained earnings (deficit)	(152,885)	(233,036)
Unearned compensation	(1,985)	(2,201)
Accumulated other comprehensive income	9,254	(9,567)

Total shareholders' equity	464,623	357,376

Total liabilities and shareholders' equity	$652,285	$545,056

See Notes to Condensed Parent Company Financial Statements.

FINANCIAL STATEMENT SCHEDULES

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

SCHEDULE I — CONDENSED PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS
(dollars in thousands)

	Fiscal Year Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Cash flows relating to operating activities
Net income	$80,151	$50,132	$35,407
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs and discounts	1,021	938	—
Earnings from equity investments	(84,535)	(46,012)	(35,407)
Deferred income taxes	(3,072)	2,840	—
Windfall tax benefit from exercises of employee stock options	3,197	4,669	1,891
Change in accrued interest	(18)	2,680	—

Net cash provided by (used in) operating activities	(3,256)	15,247	1,891

Cash flows relating to financing activities
Proceeds from long term debt	—	185,000	—
Proceeds from issuance of common stock, net of transaction fees	—	—	116,691
Payments received from officers	—	341	579
Proceeds from exercises of employee stock options	3,069	3,137	1,380
Proceeds from exercises of warrants	907	2,136	883
Payments on deferred financing costs	—	(6,123)	—
Dividends from equity accounted subsidiaries	26,000	—	—
Additional investment in equity accounted subsidiaries	(7,297)	(194,161)	(121,424)

Net cash provided by (used in) financing activities	22,679	(9,670)	(1,891)

Net change in cash and cash equivalents	19,423	5,577	—
Cash and cash equivalents, beginning of year	5,577	—	—

Cash and cash equivalents, end of year	$25,000	$5,577	$—

See Notes to Condensed Parent Company Financial Statements

FINANCIAL STATEMENT SCHEDULES

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

SCHEDULE I — CONDENSED PARENT COMPANY FINANCIAL STATEMENTS (Continued)

NOTES TO CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

        These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X, as the restricted net assets of Charles River Laboratories, Inc. exceed 25% of the consolidated net assets of Charles River Laboratories International, Inc. (the Parent Company). In order to repay its obligations, the Parent Company is dependent upon either dividends from Charles River Laboratories, Inc., which are restricted by terms contained in the agreement governing the revolving credit facility (Note 8 to the accompanying consolidated financial statements), or through a refinancing or equity transaction.

        The Parent Company's 100% investment in Charles River Laboratories, Inc. has been recorded using the equity basis of accounting in the accompanying condensed parent company financial statements. During 2003, Charles River Laboratories, Inc. obtained a waiver to pay dividends to the Parent Company. The Parent Company received a $26,000 dividend payment from Charles River Laboratories, Inc. during 2003. There were no cash dividends paid to the Parent Company by Charles River Laboratories, Inc. during the fiscal years ended December 28, 2002 and December 29, 2001.

        On July 25, 2001, the Parent Company consummated a public offering of 8,000,000 shares of common stock at a price of $29.00 per share. The Parent Company issued 2,000,000 shares of common stock and existing shareholders sold 6,000,000 shares. On July 30, 2001, existing shareholders sold an additional 724,700 shares of common stock through the exercise of the overallotment option. The Parent Company received proceeds of $54,469, net of the underwriters' commission and offering costs.

        On March 21, 2001, the Parent Company consummated a public offering of 8,050,000 shares of common stock at a price of $19.00 per share. The Parent Company issued 3,500,000 shares of common stock and existing shareholders sold 4,550,000 shares, which included the exercise of the underwriters' overallotment option of 1,050,000 shares. The Parent Company received proceeds of $62,222, net of the underwriters' commission and offering costs.

        On January 24, 2002, the Parent Company issued $175,000 par value of senior convertible debentures through a private placement offering. On February 11, 2002, the Parent Company issued an additional $10,000 par value of senior convertible debentures through the additional purchase option. The Parent Company received approximately $179,450, net of underwriter discounts. The senior convertible debentures accrue interest at an initial annual rate of 3.5%, which will be reset (but not below the initial rate of 3.50% or above 5.25%) on August 1, 2007, August 1, 2012 and August 1, 2016. Interest is payable semi-annually in arrears, beginning August 1, 2002. The senior convertible debentures will mature in 2022 and are convertible into shares of the Parent Company's common stock at a conversion price of $38.87. This conversion price is subject to adjustment under certain circumstances. On or after February 5, 2005, the Parent Company may redeem for cash all or part of the debentures that have not been previously converted at the redemption prices set forth in the purchase agreement. Holders may require the Parent Company to repurchase for cash all or part of their debentures on February 1, 2008, February 1, 2013 or February 1, 2017 at a price equal to 100% of the par value of the debentures plus accrued interest up to but not including the date of repurchase. In addition, upon a change in control of the Parent Company occurring on or prior to February 1, 2022, each holder may require the Parent Company to repurchase all or a portion of such holder's debentures for cash.

FINANCIAL STATEMENT SCHEDULES
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

         Income Tax Valuation Allowance

Balance at December 30, 2000	$4,524
Provisions	—
Releases	—

Balance at December 29, 2001	4,524
Provisions	—
Releases	(473)

Balance at December 28, 2002	4,051
Provisions	—
Releases	—

Balance at December 27, 2003	$4,051

Allowance for Doubtful Accounts

Balance at December 30, 2000	$1,036
Provisions	1,550
Recoveries/Write-offs	(467)

Balance at December 29, 2001	2,119
Provisions	(25)
Recoveries/Write-offs	(554)

Balance at December 28, 2002	1,540
Provisions	1,494
Recoveries/Write-offs	(1,390)

Balance at December 27, 2003	$1,644

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

SUPPLEMENTARY DATA

Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share amounts)
Year ended December 27, 2003
Net sales	$152,125	$154,364	$151,194	$156,040
Gross profit	57,982	59,585	56,492	59,606
Operating income	33,848	35,006	34,256	35,443
Net income	19,354	20,561	19,591	20,645
Earnings per common share
Basic	$0.43	$0.45	$0.43	$0.45
Diluted	$0.40	$0.42	$0.40	$0.42
Year ended December 28, 2002
Net sales	$133,820	$136,501	$141,364	$142,944
Gross profit	49,959	52,400	53,475	53,149
Operating income	28,410	30,382	32,519	30,955
Net income (loss)	(2,232)	16,328	18,531	17,505
Earnings (loss) per common share
Basic	$(0.05)	$0.37	$0.41	$0.39
Diluted	$(0.03)	$0.34	$0.38	$0.36
Year ended December 29, 2001
Net sales	$99,031	$116,820	$123,685	$126,094
Gross profit	36,662	43,770	43,211	43,608
Operating income	19,374	24,492	24,012	22,405
Net income	6,951	9,018	10,521	8,917
Earnings per common share
Basic	$0.19	$0.22	$0.24	$0.20
Diluted	$0.17	$0.21	$0.23	$0.19

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        Based on their evaluation, required by the Securities Exchange Act of 1934 (the "Exchange Act") paragraph (b) of Rules 13a-15 or 15d-15, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are effective as of December 27, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 27, 2003 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

A.
Directors and Compliance with Section 16(a) of the Exchange Act

        The information required by this Item regarding the directors of the Company and compliance with Section 16(a) of the Exchange Act by the Company's officers and directors will be included in the 2004 Proxy Statement under the section captioned "Management" and is incorporated herein by reference thereto.

B.
Executive Officers of the Company

        The information required by this Item regarding the executive officers of the Company is reported in Part I of this Form 10-K under the heading "Supplementary Item. Executive Officers of the Registrant pursuant to Instruction 3 to Item 401(b) of Regulation S-K."

C.
Audit Committee Financial Expert

        The information required by this Item regarding the audit committee of the Board of Directors and financial experts will be included in the 2004 Proxy Statement under the section captioned "Audit Committee Financial Expert" and is incorporated herein by reference thereto.

D.
Code of Ethics

        The Company has adopted a Code of Business Conduct and Ethics that applies to all of its employees and directors, including the principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. The Company's Code of Business Conduct and Ethics is posted on its website. The Company will provide to any person, without charge, a copy of its Code of Business Conduct and Ethics by requesting a copy from the Secretary, Charles River Laboratories, Inc., 251 Ballardvale St., Wilmington, MA 01887.

Item 11. Executive Compensation

        The information required by this Item will be included in the 2004 Proxy Statement under the sections captioned "Compensation of Directors," "Executive Compensation" and "Report of Compensation Committee" and is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will be included in the 2004 Proxy Statement under the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions

        The information required by this Item will be included in the 2004 Proxy Statement under the section captioned "Certain Relationships and Related Transactions" and is incorporated herein by reference thereto.

Item 14. Principal Accounting Fees and Services

        The information required by this Item will be included in the 2004 Proxy Statement under the section captioned "Statement of Fees Paid to Independent Accountants" and is incorporated herein by reference thereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Item 15(a)(1) and (2) and Item 15(d) Financial Statements and Schedules.

        See "Index to Consolidated Financial Statements and Financial Statements Schedules" at Item 8 to this Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3) and Item 15(c) Exhibits.

        The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. The Company has identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 14(c) of Form 10-K.

Item 15(b) Reports on Form 8-K.

        On October 30, 2003, the Company furnished a current report on Form 8-K under Item 12 (Results of Operations and Financial Condition) containing a copy of an earnings press release.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
By:	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Senior Vice President and Chief Financial Officer	Date: March 10, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ JAMES C. FOSTER James C. Foster	President, Chief Executive Officer and Chairman	March 10, 2004
By:	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman	Senior Vice President and Chief Financial Officer	March 10, 2004
By:	/s/ ROBERT CAWTHORN Robert Cawthorn	Director	March 10, 2004
By:	/s/ STEPHEN D. CHUBB Stephen D. Chubb	Director	March 10, 2004
By:	/s/ GEORGE E. MASSARO George E. Massaro	Director	March 10, 2004
By:	/s/ GEORGE M. MILNE George M. Milne	Director	March 10, 2004
By:	/s/ DOUGLAS E. ROGERS Douglas E. Rogers	Director	March 10, 2004
By:	/s/ SAMUEL O. THIER Samuel O. Thier	Director	March 10, 2004
By:	/s/ WILLIAM H. WALTRIP William H. Waltrip	Director	March 10, 2004

EXHIBIT INDEX

Exhibit Index	Description
2.1	Recapitalization Agreement, dated as of July 25, 1999, among Charles River Laboratories, Inc., Charles River Laboratories International, Inc. (formerly known as Endosafe, Inc.), Bausch & Lomb Incorporated, and other parties listed therein (Filed as Exhibit 2.1). (3)
2.2	Amendment No. 1 to Recapitalization Agreement, dated as of September 29, 1999, by Bausch & Lomb Incorporated and CRL Acquisition LLC (Filed as Exhibit 2.2). (3)
2.3	Agreement and Plan of Reorganization, dated as of June 6, 2000, among Charles River Laboratories International, Inc., CRL Acquisition LLC and B&L CRL, Inc. (Filed as Exhibit 2.3). (2)
2.4	Stock Purchase Agreement among Pathology Associates International Corporation, Science Applications International Corp., and Charles River Laboratories, Inc., dated December 21, 2000 (filed as Exhibit 2.4). (1)
2.5	Stock Purchase Agreement, dated as of February 6, 2001, among Charles River Laboratories, Inc., Primedica Corporation, TSI Corporation and Genzyme Transgenics Corporation (Filed as Exhibit 2.5). (1)
3.1	Amended and Restated Certificate of Incorporation of Charles River Laboratories International, Inc. (filed as Exhibit 3.1). (2)
3.2	By-laws of Charles River Laboratories International, Inc. (Filed as Exhibit 3.2). (2)
4.1	Form of certificate representing shares of common stock, $0.01 per value per share (Filed as Exhibit 4.1). (2)
4.2	Indenture, dated as of January 24, 2002, between Charles River Laboratories International, Inc. and State Street Bank and Trust Company, as Trustee (Filed as Exhibit 4.8). (9)
4.3	Registration Rights Agreement, dated as of January 17, 2002, among Charles River Laboratories International, Inc., Credit Suisse First Boston Corporation, Lehman Brothers Inc., J.P. Morgan Securities Inc., SG Cowen Securities Corporation, U.S. Bancorp Piper Jaffray Inc., Thomas Weisel Partners LLC, Investec PMG Capital Corp. and Jefferies & Company, Inc. (Filed as Exhibit 4.9). (9)
10.1	Joint Venture Agreement between Ajinomoto Co., Inc. and Charles River Breeding Laboratories, Inc., dated June 24, 1981, and ancillary agreements, amendments and addenda (Filed as Exhibit 10.6). (4)
10.2	Supply Agreement between Merck & Co., Inc. and Charles River Laboratories, Inc., dated September 30, 1994 (Filed as Exhibit 10.7). (3)
10.3	Amended and Restated Stock Purchase Agreement among Charles River Laboratories, Inc. and SBI Holdings, Inc. and its stockholders, dated September 4, 1999 (Filed as Exhibit 10.8). (3)
10.4	Ground Lease between HIC Associates (Lessor) and Charles River Laboratories, Inc. (Lessee) dated June 5, 1992; Real Estate Lease between Charles River Laboratories, Inc. (Landlord) and Charles River Partners L.P. (Tenant) dated December 22, 1993; and Assignment and Assumption Agreement between Charles River Partners, L.P. (Assignor) and Wilmington Partners L.P. (Assignees) dated December 22, 1993 (Filed as Exhibit 10.9). (3)
10.5	Amended and Restated Distribution Agreement among Charles River BRF, Inc., Charles River Laboratories, Inc., Bioculture Mauritius Ltd. and Marry Ann and Owen Griffiths, dated December 23, 1997 (Filed as Exhibit 10.10). (3)
10.6	Supply Agreement between Sierra Biomedical, Inc. and Scientific Resources International, Ltd., dated March 18, 1997 (Filed as Exhibit 10.11). (3)
10.7	Severance Agreement between Charles River Laboratories, Inc. and Real H. Renaud, dated January 20, 1992 (Filed as Exhibit 10.10). (2)+
10.8	1999 Charles River Laboratories Officer Separation Plan (Filed as Exhibit 10.11). (2)+

10.9	Form of Agreement and Release among Bausch & Lomb, Incorporated, Charles River Laboratories, Inc. and the named executive officers, dated as of July 25, 1999 (Filed as Exhibit 10.12). (2)+
10.10	1999 Management Incentive Plan (Filed as Exhibit 10.1). (5)+
10.11*	2000 Incentive Plan, as amended May 2004.
10.12	Amendment No. 1 to the 2000 Incentive Plan of Charles River Laboratories International, Inc., dated May 8, 2001 (Filed as Exhibit 99.1). (7)
10.13	2000 Directors Stock Plan (Filed as Exhibit 10.15). (2)+ Charles River Laboratories International, Inc. 2000 Incentive Plan Inland Revenue Approved Rules for UK Employees (Filed as Exhibit 99.1). (8)
10.14	Form of Indemnification Agreement (Filed as Exhibit 10.16). (2)+
10.15*	Form of Change in Control Agreement.+
10.16*	Form of Change in Control Agreement.+
21.1*	Subsidiaries of Charles River Laboratories International, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification of the Chief Executive Officer.
32.2*	Section 1350 Certification of the Chief Financial Officer.

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

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
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
  Item 8. Financial Statements and Supplementary Data
INDEX
Report of Independent Auditors
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share amounts)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEETS (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
FINANCIAL STATEMENT SCHEDULES CHARLES RIVER LABORATORIES INTERNATIONAL, INC. SCHEDULE I — CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
CONDENSED PARENT COMPANY STATEMENT OF INCOME (dollars in thousands)
FINANCIAL STATEMENT SCHEDULES CHARLES RIVER LABORATORIES INTERNATIONAL, INC. SCHEDULE I — CONDENSED PARENT COMPANY FINANCIAL STATEMENTS (Continued)
CONDENSED PARENT COMPANY BALANCE SHEET (dollars in thousands)
FINANCIAL STATEMENT SCHEDULES CHARLES RIVER LABORATORIES INTERNATIONAL, INC. SCHEDULE I — CONDENSED PARENT COMPANY FINANCIAL STATEMENTS (Continued)
CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS (dollars in thousands)
FINANCIAL STATEMENT SCHEDULES CHARLES RIVER LABORATORIES INTERNATIONAL, INC. SCHEDULE I — CONDENSED PARENT COMPANY FINANCIAL STATEMENTS (Continued)
NOTES TO CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES CHARLES RIVER LABORATORIES INTERNATIONAL, INC. SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. SUPPLEMENTARY DATA
  Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX