Form 10-K/A
period 2003-12-27
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2004-04-12
CIK 1100682

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

        Charles River Laboratories International, Inc. is filing this amendment to Form 10-K for the year ended December 27, 2003, filed with the Securities and Exchange Commission on March 10, 2004, to amend the cover sheet by removing the check mark from the box relating to Item 405 of Regulation S-K. Otherwise, the Form 10-K is not amended in any way by this Amendment No. 1.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Date: April 8, 2004	By:	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ JAMES C. FOSTER James C. Foster	President, Chief Executive Officer and Chairman	April 8, 2004
By:	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman	Senior Vice President and Chief Financial Officer	April 8, 2004
By:	/s/ ROBERT CAWTHORN Robert Cawthorn	Director	April 8, 2004
By:	/s/ STEPHEN D. CHUBB Stephen D. Chubb	Director	April 8, 2004
By:	/s/ GEORGE E. MASSARO George E. Massaro	Director	April 8, 2004
By:	/s/ GEORGE M. MILNE George M. Milne	Director	April 8, 2004
By:	/s/ DOUGLAS E. ROGERS Douglas E. Rogers	Director	April 8, 2004
By:	/s/ SAMUEL O. THIER Samuel O. Thier	Director	April 8, 2004
By:	/s/ WILLIAM H. WALTRIP William H. Waltrip	Director	April 8, 2004

EXHIBIT INDEX

Exhibit Index	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of the Chief Executive Officer
32.2*	Section 1350 Certification of the Chief Financial Officer

*
Filed herewith

QuickLinks

EXPLANATORY NOTE
SIGNATURES
EXHIBIT INDEX