Form 10-Q
period 2004-03-27
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2004-04-29
CIK 1100682

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2004
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

        As of April 22, 2004, there were 46,126,657 shares of the registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended March 27, 2004
Table of Contents

			Page
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 27, 2004 and March 29, 2003	3
		Condensed Consolidated Balance Sheets (Unaudited) as of March 27, 2004 and December 27, 2003	4
		Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 27, 2004 and March 29, 2003	5
		Notes to Unaudited Condensed Consolidated Interim Financial Statements	6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
	Item 4.	Controls and Procedures	26
Part II.	Other Information
	Item 6.	Exhibits and Reports on Form 8-K	27

Special Note on Factors Affecting Future Results

        This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. (Charles River) that are based on current expectations, estimates, forecasts and projections about the industries in which Charles River operates and the beliefs and assumptions of the management of Charles River. Words such as "expect," "anticipate," "target," "goal," "project," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Charles River's Annual Report on Form 10-K for the year ended December 27, 2003 under the section entitled "Risks Related to Our Business and Industry." Charles River undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Part I. Financial Information

Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 27, 2004	March 29, 2003
Net sales related to products	$88,020	$78,540
Net sales related to services	84,617	73,585

Total net sales	172,637	152,125
Costs and expenses
Cost of products sold	47,069	41,352
Cost of services provided	56,740	52,791
Selling, general and administrative	28,120	22,139
Other operating expenses, net	—	747
Amortization of intangibles	1,191	1,248

Operating income	39,517	33,848
Other income (expense)
Interest income	701	454
Interest expense	(2,116)	(2,040)
Other, net	200	(18)

Income before income taxes and minority interests	38,302	32,244
Provision for income taxes	20,152	12,414

Income before minority interests	18,150	19,830
Minority interests	(556)	(476)

Net income	$17,594	$19,354

Earnings per common share
Basic	$0.38	$0.43
Diluted	$0.36	$0.40

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)

	March 27, 2004	December 27, 2003
Assets
Current assets
Cash and cash equivalents	$189,746	$182,331
Marketable securities	13,301	13,156
Trade receivables, less allowances of $1,634 and $1,644, respectively	119,916	111,514
Inventories	53,050	52,370
Other current assets	10,356	11,517

Total current assets	386,369	370,888
Property, plant and equipment, net	207,309	203,458
Goodwill, net	114,165	105,308
Other intangibles, net	33,506	30,415
Deferred tax asset	55,388	61,603
Other assets	29,089	27,882

Total assets	$825,826	$799,554

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$16,227	$19,433
Accrued compensation	28,158	27,251
Deferred income	33,099	30,846
Accrued liabilities	29,439	28,843
Other current liabilities	3,791	7,978

Total current liabilities	110,714	114,351
Long-term debt and capital lease obligations	186,229	185,683
Other long-term liabilities	25,495	24,721

Total liabilities	322,438	324,755

Commitments and contingencies (Note 13)
Minority interests	9,389	10,176
Shareholders' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 46,098,291 and 45,801,211 shares issued and outstanding at March 27, 2004 and December 27, 2003, respectively	461	458
Capital in excess of par value	618,728	609,781
Retained earnings (deficit)	(135,291)	(152,885)
Unearned compensation	(2,546)	(1,985)
Accumulated other comprehensive income	12,647	9,254

Total shareholders' equity	493,999	464,623

Total liabilities and shareholders' equity	$825,826	$799,554

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 27, 2004	March 29, 2003
Cash flows relating to operating activities
Net income	$17,594	$19,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,837	6,925
Amortization of debt issuance costs and discounts	320	255
Amortization of premiums on marketable securities	23	—
Provision for doubtful accounts	299	294
Minority interests	556	476
Deferred income taxes	7,628	1,459
Tax benefit from exercises of employee stock options	1,706	825
Loss (gain) on disposal of property, plant, and equipment	415	(27)
Asset impairment charge	—	3,655
Litigation settlement	—	(2,908)
Non-cash compensation	598	97
Changes in assets and liabilities:
Trade receivables	(6,447)	(11,399)
Inventories	(603)	(1,470)
Other current assets	1,164	(3,338)
Other assets	(887)	827
Accounts payable	(3,999)	(723)
Accrued compensation	671	(6,798)
Deferred income	2,266	(1,104)
Accrued liabilities	591	(367)
Other current liabilities	(4,415)	(286)
Other long-term liabilities	538	3,257

Net cash provided by operating activities	25,855	9,004

Cash flows relating to investing activities
Acquisition of businesses	(16,972)	(10,841)
Capital expenditures	(4,525)	(5,236)
Purchases of marketable securities	(4,248)	—
Proceeds from sale of marketable securities	3,000	—
Proceeds from sale of property, plant and equipment	—	130

Net cash used in investing activities	(22,745)	(15,947)

Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	94,000	2,496
Payments on long-term debt, capital lease obligation and revolving credit agreement	(94,157)	(3,303)
Proceeds from exercises of employee stock options	6,085	572
Dividends paid to minority interests	(1,473)	(1,862)
Payment of deferred financing costs	(100)	—

Net cash provided by (used in) financing activities	4,355	(2,097)

Effect of exchange rate changes on cash and cash equivalents	(50)	545

Net change in cash and cash equivalents	7,415	(8,495)
Cash and cash equivalents, beginning of period	182,331	122,509

Cash and cash equivalents, end of period	$189,746	$114,014

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1. Basis of Presentation

        The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position and results of operations of Charles River Laboratories International, Inc. (the "Company"). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 27, 2003.

        Certain amounts in prior-year financial statements and related notes have been reclassified to conform with the current year presentation.

2. Business Acquisitions

        On January 8, 2004, the Company acquired River Valley Farms, Inc. (RVF), a privately held medical device contract research business. Consideration, including acquisition expenses, was $16,972, net of cash acquired of $347. RVF was acquired to strengthen service offerings of the Company's existing development and safety testing segment. The acquisition was recorded as a purchase business combination in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations."

        The preliminary purchase price allocations associated with the RVF acquisition are as follows:

Current assets	$2,195
Property, plant and equipment	5,987
Current liabilities	(1,617)
Non-current liabilities	(2,315)

Estimated fair value, net tangible assets acquired	4,250
Goodwill and other intangibles acquired	12,722

Consideration, net of cash acquired	$16,972

		Weighted average amortization life (years)
Customer relationships	$3,800	12.0
Goodwill	8,922

Total goodwill and other intangibles	$12,722

        Effective January 2, 2003, the Company acquired an additional 19% of the equity (404,321 common shares) of Charles River Japan from Ajinomoto Company, Inc., the minority interest partner, which increased the Company's ownership to 85% of the outstanding shares. The purchase price for the equity was 1.3 billion yen, or $10,841, which was paid in cash. The Company recorded goodwill of $2,553 based on the preliminary purchase price allocation in the first quarter of 2003. The Company reallocated this amount to fixed assets based on an independent valuation of these fixed assets, which was completed during the second quarter of 2003. Charles River Japan is an extension of the Company's research models and services segment.

        The following selected unaudited pro forma consolidated results of operations are presented as if each acquisition had occurred as of the beginning of 2003, after giving effect to certain adjustments for additional interest expense and related income tax effects. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the companies operated as one during the period. No effect has been given for synergies, if any, that may have been realized through the acquisitions.

	Three Months Ended
	March 27, 2004 (as reported)	March 29, 2003 (pro forma)
Net sales	$172,637	$154,281
Operating income	39,517	33,994
Net income	17,594	19,421
Earnings per common share
Basic	$0.38	$0.43
Diluted	$0.36	$0.40

        Refer to Note 9 for further discussion of the method of computation of earnings per share.

3. Restructuring and Other Charges

  Restructuring Charges

        During the fourth quarter of 2001, the Company recorded restructuring charges of $1,788, including asset disposals of $1,041, employee separation of $477 and other charges of $270, associated with the closure of a facility in San Diego, California. The restructuring plan included the termination of approximately 40 employees and the exit of a facility utilized under an operating lease. During 2002, the Company recorded an additional $292 charge relating to the facility's lease obligation based on the Company's revised estimate of expected sublease income generated over the remaining lease term. During the third quarter of 2003, the Company recorded an additional $404 charge relating to the remaining lease obligation at the facility due to adverse rental market conditions in the San Diego area. The San Diego facility was included in the development and safety testing segment.

        During the fourth quarter of 2000, the Company recorded restructuring charges of $1,290, including asset disposal of $212, associated with the closure of a facility in France. During 2001, the Company recorded additional charges of $1,915, which included a write down of assets held for sale of $400 and additional severance payments and other related expenses of $1,515, relating to the settlement of labor disputes which originated during the first quarter of 2001. Approximately 60 employees were terminated as a result of the restructuring. The French facility was included in the research models and services segment.

  Other Charges

        During the second and third quarters of 2003, the Company recorded a total charge of $954, included in the development and safety testing segment, for severance to employees who were terminated as part of a cost savings program. The Company recorded $690 of the charge in cost of services provided and $264 in selling, general and administrative expenses in the condensed consolidated statements of income. Approximately 100 employees, mainly technicians, technical support and administrative staff, were terminated as part of the cost savings program.

        During the first quarter of 2003, the Company re-evaluated the marketability of certain long-lived assets related to a biopharmaceutical production facility in Maryland, which is included in the development and safety testing segment, due to a significant decline in market interest in purchasing these assets. Since the Company was unable to locate a buyer for these assets, an impairment charge was recognized because future undiscounted cash flows were estimated to be insufficient to recover the related book value. The Company recorded an asset impairment charge of $3,655 for the write-down of those assets including a net write-down of leasehold improvements of $2,195 and machinery and equipment of $1,460. The charge was recorded as other operating expenses in the condensed consolidated statements of income. The Company closed the Maryland facility during 2003.

        A summary of the activities associated with the above restructuring and other charges and the related liabilities balance is as follows:

	Employee Separations	Other	Total
December 27, 2003	$213	$466	$679
Amounts paid	(36)	(35)	(71)
Reversal	(46)	—	(46)

March 27, 2004	$131	$431	$562

The Company has closed both the San Diego facility and the French facility and expects the reserves to be fully utilized by the end of 2004. All terminated employees had separated from the Company by the end of the third quarter of 2002.

4. Litigation Settlement

        On March 28, 2003, the Company's French subsidiaries, which are included in the research models and services segment, settled a pending breach of contract claim against a customer. The Company's French subsidiaries had previously been awarded damages of approximately $4,600 by the Commercial Court of Lyon and the damages award was stayed pending appeal by the customer at the French Supreme Court. The final settlement of this dispute was for a gross value of approximately $3,750, resulting in the retention by the Company's French subsidiaries of that amount previously deposited by the customer, pursuant to the order of the Commercial Court of Lyon, and recorded in deferred income in the condensed consolidated balance sheet. During 2000, the Company recognized approximately $350 of the damages award to offset a portion of subcontractor costs incurred based on the indemnification clause in the original customer agreement. After legal and related expenses, the Company's French subsidiaries recorded a net gain for the retained settlement amount of $2,908, which was recorded in the first quarter of 2003 as other operating income in the condensed consolidated statements of income.

5. Marketable Securities

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities classified as available for sale by major security type at March 27, 2004 and December 27, 2003 were as follows:

	March 27, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$10,956	$11	$(5)	$10,962
Government securities and obligations	10,644	59	(4)	10,699

	$21,600	$70	$(9)	$21,661

	December 27, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$11,656	$92	$—	$11,748
Government securities and obligations	8,719	28	(10)	8,737

	$20,375	$120	$(10)	$20,485

        Maturities of corporate debt securities and government securities and obligations classified as available for sale at March 27, 2004 and December 27, 2003 were as follows:

	March 27, 2004		December 27, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$13,306	$13,301	$13,250	$13,156
Due after one year through five years	8,294	8,360	7,125	7,329

	$21,600	$21,661	$20,375	$20,485

        Marketable securities due after one year are included in other assets on the condensed consolidated balance sheets.

6. Supplemental Balance Sheet Information

        The composition of inventories is as follows:

	March 27, 2004	December 27, 2003
Raw materials and supplies	$7,006	$6,872
Work in process	4,677	4,028
Finished products	41,367	41,470

Inventories	$53,050	$52,370

        The composition of other current assets is as follows:

	March 27, 2004	December 27, 2003
Prepaid assets	$7,283	$8,444
Deferred tax asset	3,073	3,073

	$10,356	$11,517

        The composition of property, plant and equipment is as follows:

	March 27, 2004	December 27, 2003
Land	$12,697	$12,328
Buildings	208,718	207,385
Machinery and equipment	168,494	166,178
Leasehold improvements	15,900	13,018
Furniture and fixtures	4,256	4,080
Vehicles	3,219	3,175
Construction in progress	18,234	15,636

	431,518	421,800
Less accumulated depreciation	(224,209)	(218,342)

Net property, plant and equipment	$207,309	$203,458

        Depreciation expense for the three months ended March 27, 2004 and March 29, 2003 was $6,646 and $5,677, respectively.

        The composition of other assets is as follows:

	March 27, 2004	December 27, 2003
Long-term marketable securities	$8,360	$7,329
Cash surrender value of life insurance policies	7,328	7,298
Pension asset	4,937	5,637
Deferred financing costs	4,532	4,752
Other assets	3,932	2,866

	$29,089	$27,882

        The composition of other current liabilities is as follows:

	March 27, 2004	December 27, 2003
Accrued income taxes	$2,208	$4,889
Accrued interest	1,119	2,770
Current portion of long-term debt and capital lease obligation	464	319

	$3,791	$7,978

        The composition of other long-term liabilities is as follows:

	March 27, 2004	December 27, 2003
Accrued Executive Supplemental Life Insurance Retirement Plan	$13,142	$12,873
Deferred tax liability	4,172	3,938
Long-term pension liability	1,687	1,643
Other long-term liabilities	6,494	6,267

	$25,495	$24,721

7. Goodwill and Other Intangible Assets

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	March 27, 2004		December 27, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$126,888	$(12,723)	$118,014	$(12,706)

Other intangible assets not subject to amortization	$3,438	$—	$3,438	$—
Other intangible assets subject to amortization:
Customer relationships	30,618	(6,485)	26,818	(5,752)
Customer contracts	3,585	(3,150)	3,585	(3,078)
Trademarks and trade names	3,224	(995)	3,224	(913)
Standard operating procedures	1,353	(700)	1,353	(637)
Other identifiable intangible assets	6,007	(3,389)	5,531	(3,154)

Total other intangible assets	$48,225	$(14,719)	$43,949	$(13,534)

Total goodwill and other intangible assets	$175,113	$(27,442)	$161,963	$(26,240)

        The changes in the gross carrying amount and accumulated amortization of goodwill from December 27, 2003 to March 27, 2004 are as follows:

	Research Models and Services		Development and Safety Testing		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 27, 2003	$16,309	$(2,865)	$101,705	$(9,841)	$118,014	$(12,706)
Adjustments to goodwill:
Acquisitions	—	—	8,922	—	8,922	—
Other	(12)	3	(36)	(20)	(48)	(17)

Balance at March 27, 2004	$16,297	$(2,862)	$110,591	$(9,861)	$126,888	$(12,723)

        Estimated amortization expense for each of the next five fiscal years is as follows:

2004	$4,296
2005	3,566
2006	3,413
2007	3,097
2008	2,988

8. Long-Term Debt

        On March 31, 2003, the Company entered into a revolving credit agreement which matures on March 31, 2006. The agreement permits the Company to borrow up to $100,000 at an interest rate based on, at the Company's option, the greater of either the Prime Rate, the Base CD Rate plus 1% and the Federal Funds Effective Rate plus 0.5%, or LIBOR multiplied by the Statutory Reserve Rate plus a spread of 1.25% to 2.50% based on the leverage ratio of the Company and the aggregate borrowing under the revolving credit agreement. Interest is payable based on the Company's selected interest rate, which ranges from monthly to semi-annually. The credit agreement requires the Company to pay a quarterly commitment fee which ranges from 25 through 50 basis points annually on the undrawn balance, based on the leverage of the Company. The agreement also requires the Company to remain in compliance with certain financial ratios as well as other restrictive covenants. There were no amounts outstanding under the credit agreement as of March 27, 2004.

9. Shareholders' Equity

  Earnings per Share

        Basic earnings per share for the three months ended March 27, 2004 and March 29, 2003 were computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding in the three months ended March 27, 2004 and March 29, 2003 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for this period.

        Options to purchase 1,316,900 and 1,904,148 shares were outstanding at March 27, 2004 and March 29, 2003, respectively, but were also not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

        Basic weighted average shares outstanding for the three months ended March 27, 2004 and March 29, 2003 excluded the weighted average impact of 20,000 shares of contingently issuable shares. In addition, basic weighted average shares outstanding for the three months ended March 27, 2004 and March 29, 2003 excluded the weighted average impact of 90,839 and 61,669 shares, respectively, of non-vested fixed restricted stock awards.

        The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended
	March 27, 2004	March 29, 2003
Numerator:
Net income for purposes of calculating earnings per share	$17,594	$19,354
After-tax equivalent of interest expense on 3.5% senior convertible debentures	996	996

Income for purposes of calculating diluted earnings per share	$18,590	$20,350

Denominator:
Weighted average shares outstanding—Basic	45,855,115	45,178,566
Effect of dilutive securities:
3.5% senior convertible debentures	4,759,455	4,759,455
Stock options and contingently issued restricted stock	1,184,465	802,511
Warrants	334,205	460,476

Weighted average shares outstanding—Diluted	52,133,240	51,201,008

Basic earnings per share	$0.38	$0.43
Diluted earnings per share	$0.36	$0.40

  Comprehensive Income

        The components of comprehensive income for the three months ended March 27, 2004 and March 29, 2003 are set forth below:

	Three Months Ended
	March 27, 2004	March 29, 2003
Net income	$17,594	$19,354
Foreign currency translation adjustment, net of tax	3,419	2,122
Net unrealized gain on marketable securities, net of tax	(26)	—

Comprehensive income	$20,987	$21,476

10. Income Taxes

        In the first quarter of 2004, the Company reorganized its European operations. The purpose of the reorganization was to streamline the legal entity structure in order to improve operating efficiency and cash management, facilitate acquisitions and provide tax benefits. The reorganization, which did not involve reductions of personnel or facility closures, resulted in a one-time, non-cash charge to earnings in the first quarter of 2004 of $7,900 due primarily to the write-off of a deferred tax asset.

        In light of this reorganization, the Company reassessed the valuation allowance associated with its foreign tax credit carryforwards. As a result of this reassessment, $2,111 of the valuation allowance was released and recorded as a tax benefit.

        The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statement of income:

	Three Months Ended
	March 27, 2004	March 29, 2003
Income before income taxes and minority interest	$38,302	$32,244
Effective tax rate	37.5%	38.5%
Provision at effective tax rate	$14,363	$12,414
Effect of:
Deferred tax asset write-off	7,900	—
Valuation allowance release	(2,111)	—

Provision for income taxes	$20,152	$12,414

11. Employee Benefits

        The following table provides the components of net periodic benefit cost for the Company's defined benefit plans:

	Pension Benefits		Supplemental Retirement Benefits
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Service cost	$961	$541	$89	$108
Interest cost	679	415	209	185
Expected return on plan assets	(844)	(518)	—	—
Amortization of transition obligation	1	4	—	—
Amortization of prior service cost	73	54	(41)	(41)
Amortization of net loss (gain)	45	89	143	117

Net periodic benefit cost	$915	$585	$400	$369

        The Company contributed $190 to its pension plans during the three months ended March 27, 2004.

12. Stock-Based Compensation Plans

        SFAS No. 123, "Accounting for Stock-Based Compensation," requires the presentation of certain pro forma information as if the Company had accounted for its employee stock options under the fair value method. For purposes of this disclosure, the fair value of the fixed option grants was estimated using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected life of the options. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. However, for each period presented, management believes the Black-Scholes model is the most appropriate option valuation model for the Company's options.

        Had compensation expense for the Company's option grants been determined consistent with the provision of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123," the Company's net income for the three months ended March 27, 2004 and March 29, 2003 would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	March 27, 2004	March 29, 2003
Reported net income	$17,594	$19,354
Add: Stock-based employee compensation included in reported net income, net of tax	374	60
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(4,213)	(2,068)

Pro forma net income	$13,755	$17,346

Reported basic earnings per share	$0.38	$0.43
Pro forma basic earnings per share	$0.30	$0.38
Reported diluted earnings per share	$0.36	$0.40
Pro forma diluted earnings per share	$0.28	$0.36

  Restricted Common Stock and Performance Based Plans

        Under the Company's 2000 Incentive Plan, restricted common stock of the Company may be granted at no cost to officers and key employees. Plan participants are entitled to cash dividends, if declared, and to vote their respective shares. Restrictions limit the sale or transfer of these shares until they vest, which is typically over a three-year period. Upon issuance of restricted stock awards under the plan, unearned compensation equivalent to the market value at the date of grant is charged to shareholders' equity and subsequently amortized to expense over the vesting period. On February 13, 2004, the Company granted 18,700 restricted stock awards and recorded $805 as unearned compensation in shareholders' equity. During the three months ended March 27, 2004 and March 29, 2003, the Company recorded $422 and $97, respectively, in compensation expense for restricted stock awards.

        Also under the 2000 Incentive Plan, the Company may grant cash performance and other performance awards at no cost to officers and key employees. A Mid-Term Incentive (MTI) Program was established by the Company to provide officers and key employees cash and restricted stock awards based on performance objectives over a three year period. During the three months ended March 27, 2004, the Company recorded $294 as compensation expense for the MTI program, of which $176 was recorded as capital in excess of par value in shareholders' equity, and the remaining $118 was recorded as accrued compensation.

13. Commitments and Contingencies

        Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

        As of March 27, 2004 and December 27, 2003, the Company had $5,213 and $5,313 under letters of credit outstanding, respectively.

14. Business Segment Information

        The following table presents sales to unaffiliated customers and other financial information by product line segment for the three months ended March 27, 2004 and March 29, 2003.

	Three Months Ended
	March 27, 2004	March 29, 2003
Research Models and Services
Net sales	$113,466	$103,123
Gross margin	48,888	44,885
Operating income	36,479	37,238
Depreciation and amortization	4,142	3,590
Capital expenditures	3,171	2,164
Development and Safety Testing
Net sales	$59,171	$49,002
Gross margin	19,940	13,097
Operating income	9,846	931
Depreciation and amortization	3,695	3,335
Capital expenditures	1,354	3,072

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended
	March 27, 2004	March 29, 2003
Total segment operating income	$46,325	$38,169
Unallocated corporate overhead	(6,808)	(4,321)

Consolidated operating income	$39,517	$33,848

        A summary of unallocated corporate overhead consists of the following:

	Three Months Ended
	March 27, 2004	March 29, 2003
US pension expense	$1,100	$798
Audit, tax and related expenses	1,080	313
Executive officers' salary and bonus	617	521
Restricted and performance based stock compensation expense	598	97
Other general unallocated corporate expenses	3,413	2,592

	$6,808	$4,321

        Other general unallocated corporate expenses consist of various departmental costs including corporate accounting, legal and investor relations.

        A summary of total assets of each business segment is as follows:

	March 27, 2004	December 27, 2003
Research Models and Services	$566,525	$559,432
Development and Safety Testing	259,301	240,122

Total assets	$825,826	$799,554

        During the fourth quarter of 2003, the Company revised its consolidated financial reporting segments to better reflect the manner in which the Company's operating units are managed. The Company believed the revision was required because in 2003 a number of changes were made to align related businesses, to focus sales force responsibilities and to simplify management structure. The Company continues to report two segments, now called Research Models and Services (RMS) segment and Development and Safety Testing (DST) segment. The research models business continues to be reported in the RMS segment and transgenic services, laboratory services, contract staffing services and vaccine support services are now reported in the RMS segment. The Company reports development services, including drug safety testing, pathology services and interventional and surgical services, and in vitro technology in the DST segment. The changes in segment presentation have no effect on consolidated revenues or net income. Management believes that the new business segments better reflect results of operations and facilitate investors' understanding of the Company's business. Prior year segment information has been reclassified to reflect current year presentation.

15. Recently Issued Accounting Standards

        In January 2003, FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN 46 will require identification of the Company's participation in variable interest entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. In December 2003, the FASB issued a revised FIN 46 to defer the effective date and provide further clarification on the interpretation. FIN 46R is effective for public companies in the first fiscal period after December 15, 2003. The adoption of FIN 46 did not have a material effect on the Company's results of operations and financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes.

Overview

        We are a leading provider of critical research tools and integrated support services that enable innovative and efficient drug discovery and development. We are the global leader in providing the animal research models and services required in research and development for new drugs, devices and therapies and have been in business since 1947. We have two segments for financial reporting purposes: Research Models and Services (RMS) and Development and Safety Testing (DST).

        Our first quarter sales reflect the continued strong spending by pharmaceutical and biotechnology companies for our global products and services which aid in their development of new drugs and products. Total net sales in the first quarter of 2004 were $172.6 million, an increase of 13.5% over the same period last year. Favorable foreign currency translation and our acquisition of River Valley Farms, Inc. (RVF) contributed to our net sales growth. Our gross margin increased to 39.9% of net sales in the first quarter of 2004, compared to 38.1% of net sales for the same period last year due to the increased sales in the DST segment resulting in improved utilization. Operating income increased 16.7% to $39.5 million in the first quarter of 2004 from $33.8 million for the same period last year and the operating margin increased to 22.9% compared to 22.3% last year. In the first quarter of 2004, we reorganized our European operations to streamline the legal entity structure in order to improve operating efficiency and cash management, facilitate acquisitions and provide tax benefits. The reorganization, which did not involve reductions of personnel or facility closures, resulted in a one-time, non-cash charge to earnings in the first quarter of 2004 of $7.9 million due to the write-off of a deferred tax asset. In light of this reorganization, we reassessed the valuation allowance associated with our foreign tax credit carryforwards and released $2.1 million as a tax benefit. Net income was $17.6 million in the first quarter of 2004 compared to $19.4 million for the same period last year. Excluding the write-off of the deferred tax asset and the reversal of a valuation allowance, net income was $23.4 million. Diluted earnings per share for the first quarter of 2004 was $0.36 compared to $0.40 for the same period last year. Excluding write-off of the deferred tax asset and the reversal of a valuation allowance, diluted earnings per share was $0.47, an increase of 14.6%, compared to $0.41 for the same period last year.

        The following table provides a reconciliation of GAAP earnings to non-GAAP earnings associated with the write-off of a deferred tax asset and the release of the valuation allowance in connection with the European reorganization.

	Three Months Ended
	March 27, 2004	March 29, 2003
Net income	$17.6	$19.4
Add back:
Deferred tax asset write-off	7.9	—
Valuation allowance release	(2.1)	—
Impairment charge	—	3.7
Litigation settlement	—	(2.9)
Tax effect of impairment charge and litigation settlement	—	(0.4)

Net income, excluding specified charges (non-GAAP)	$23.4	$19.8

Basic earnings per share	$0.38	$0.43
Diluted earnings per share	$0.36	$0.40
Basic earnings per share, excluding specified charges (non-GAAP)	$0.51	$0.44
Diluted earnings per share, excluding specified charges (non-GAAP)	$0.47	$0.41

        Our RMS business segment represented 65.7% of net sales in the first quarter of 2004. Net sales for this segment increased 10.0% over the same period last year. The primary contributors to this growth were foreign exchange and price increases, with volume accounting for a small portion of the increase. We are in the process of adding and evaluating capacity for RMS worldwide. Operating income was $36.5 million, a decrease of $0.7 million from last year's first quarter. Operating income from last year's first quarter included a litigation settlement of $2.9 million.

        Our DST segment represented 34.3% of net sales in the first quarter of 2004. Sales for this segment increased 20.8% over the same period last year. Our development services group recovered from the slower demand for toxicology services that we experienced in early 2003. We believe the market for toxicology services which was at a low point during early 2003 continues to recover particularly in high-end specialty services. The market improvement has reduced the excess capacity and moderated the price sensitivity for services. We added capacity in two of our facilities in 2003, and based on our projected demand for these services, we expect to add both general and specialty toxicology capacity to accommodate market growth in 2005 and beyond. The acquisition of RVF contributed 5.3% to the net sales growth in the first quarter of 2004. The DST operating margin for the first quarter of 2004 was 16.6%, compared to 1.9% for the same period last year. The increase was primarily due to the continued recovery of the DST market for outsourced services and the prior year charge associated with the closure of a contract manufacturing facility.

Three Months Ended March 27, 2004 Compared to Three Months Ended March 29, 2003

        Net Sales.    Net sales for the three months ended March 27, 2004 were $172.6 million, an increase of $20.5 million, or 13.5%, from $152.1 million for the three months ended March 29, 2003. Favorable foreign currency translation contributed approximately 4.6% to our net sales gain. River Valley Farms, Inc. (RVF), which we acquired on January 8, 2004, contributed 1.7% to our net sales growth. The increase in net sales was primarily due to continued strong spending by pharmaceutical and biotechnology companies for our global products and services.

        Research Models & Services.    For the three months ended March 27, 2004, RMS net sales were $113.5 million, an increase of $10.4 million, or 10.0%, compared to $103.1 million for the three months ended March 29, 2003. Favorable foreign currency translation contributed approximately 6% to our net sales gain. RMS prices increased at certain geographical locations in a range up to 8% with an average increase of approximately 3%. RMS segment volume growth was negatively impacted by the following factors: the loss of a significant contract for contract site management in the fourth quarter of 2003, the bankruptcy of a biotechnology customer and the merger of two customers in the second quarter of 2003. Net sales to these customers in the first quarter of 2004 declined by more than $4 million from the first quarter of last year.

        Development & Safety Testing.    For the three months ended March 27, 2004, DST net sales were $59.2 million, an increase of $10.2 million, or 20.8%, from $49.0 million for the three months ended March 29, 2003. Favorable foreign currency translation contributed approximately 2% and the acquisition of RVF contributed 5.3% to the net sales growth. DST sales increased in 2004 primarily due to our development services group recovering from the slower demand for toxicology services we experienced during early 2003. Customer demand has increased from the low point we experienced in the first quarter of 2003. We believe the market capacity is in line with customer demand minimizing price sensitivity.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the three months ended March 27, 2004 was $103.8 million, an increase of $9.7 million, or 10.3%, from $94.1 million for the three months ended March 29, 2003. Cost of products sold and services provided for the three months ended March 27, 2004 was 60.1% of net sales, compared to 61.9% for the three months ended March 29, 2003. The decrease in cost of products sold and services provided as a percent of sales was due primarily to increased capacity utilization in DST.

        Research Models & Services.    Cost of products sold and services provided for RMS for the three months ended March 27, 2004 was $64.6 million, an increase of $6.4 million or 10.9% compared to $58.2 million for the three months ended March 29, 2003. Cost of products sold and services provided as a percentage of net sales increased to 56.9% for the three months ended March 27, 2004 from 56.5% for the three months ended March 29, 2003. The increase in cost of product sold and services provided as a percentage of net sales was primarily due to the change in product mix and added product capacity of models and services globally.

        Development & Safety Testing    Cost of products sold and services provided for DST for the three months ended March 27, 2004 was $39.2 million, an increase of $3.3 million, or 9.3%, compared to $35.9 million for the three months ended March 29, 2003. Cost of products sold and services provided for the three months ended March 27, 2004 decreased to 66.3% of net sales compared to 73.3% of net sales for the three months ended March 29, 2003. The decrease in cost of products sold and services provided as a percentage of net sales was due primarily to improved utilization from the increased sales of toxicology services.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended March 27, 2004 were $28.1 million, an increase of $6.0 million, or 27.0%, from $22.1 million for the three months ended March 29, 2003. Selling, general and administrative expenses for the three months ended March 27, 2004 were 16.3% of net sales compared to 14.6% of net sales for the three months ended March 29, 2003. The increase in selling, general and administrative expenses for the three months ended March 27, 2004 was due primarily to the impact of foreign exchange, one-time costs associated with the European reorganization and severance costs in Europe not related to the European reorganization.

        Research Models & Services.    Selling, general and administrative expenses for RMS for the three months ended March 27, 2004 were $12.4 million, an increase of $2.1 million, or 19.5%, compared to $10.3 million for the three months ended March 29, 2003. Selling, general and administrative expenses for the three months ended March 27, 2004 increased to 10.9% of net sales, compared to 10.0% of net sales for the three months ended March 29, 2003. The increase in selling, general and administrative expenses for the three months ended March 27, 2004 was primarily due to the impact of foreign exchange and severance costs in Europe.

        Development & Safety Testing    Selling, general and administrative expenses for DST for the three months ended March 27, 2004 were $8.9 million, an increase of $1.4 million, or 19.7%, compared to $7.5 million for the three months ended March 29, 2003. Selling, general and administrative expenses for the three months ended March 27, 2004 were 15.1% of net sales, compared to 15.2% for the three months ended March 29, 2003. The decrease in selling, general and administrative expenses as a percent of sales for the three months ended March 27, 2004 was primarily due to our continued ability to manage costs in line with our sales increase.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various corporate expenses including those associated with pension, executive salaries and departments such as corporate accounting, legal and investor relations, was $6.8 million for the three months ended March 27, 2004, compared to $4.3 million for the three months ended March 29, 2003. The increase in unallocated corporate overhead for the three months ended March 27, 2004 was due to costs associated with the European reorganization and increased professional fees including compliance with Sarbanes-Oxley.

        Other Operating Expenses, Net.    During the three months ended March 29, 2003, we recorded a $3.7 million charge associated with the closure of a contract manufacturing facility in 2002. Also during 2003, our French subsidiaries settled a breach of contract claim they had asserted against a customer. After legal and related expenses, the net settlement amounted to a gain of approximately $2.9 million.

        Amortization of Other Intangibles.    Amortization of other intangibles for the three months ended March 27, 2004 was $1.2 million which is essentially flat compared to the three months ended March 29, 2003.

        Operating Income.    Operating income for the three months ended March 27, 2004 was $39.5 million, an increase of $5.7 million, or 16.7%, from $33.8 million for the three months ended March 29, 2003. Operating income for the three months ended March 27, 2004 was 22.9% of net sales, compared to 22.3% of net sales for the three months ended March 29, 2003.

        Research Models & Services.    For the three months ended March 27, 2004, operating income from our RMS segment was $36.5 million, a decrease of $0.7 million, or 2.0%, from $37.2 million for the three months ended March 29, 2003. Operating income for the three months ended March 27, 2004 decreased to 32.1% of net sales, compared to 36.1% of net sales for the three months ended March 29, 2003. The decrease in operating income for the three months ended March 27, 2004 was primarily due to the prior year gain on the settlement of breach of contract claim of $2.9 million.

        Development & Safety Testing    For the three months ended March 27, 2004, operating income from our DST segment was $9.8 million, an increase of $8.9 million from $0.9 million for the three months ended March 29, 2003. Operating income for the three months ended March 27, 2004 was 16.6% of net sales, compared to 1.9% for the three months ended March 29, 2003. The increase in operating income for the three months ended March 27, 2004 was primarily due to the continued recovery of the market for outsourced development services and the prior year charge associated with the closure of a contract manufacturing facility of $3.7 million in 2002.

        Interest Expense.    Interest expense for the three months ended March 27, 2004 was $2.1 million, compared to $2.0 million for the three months ended March 29, 2003.

        Income Taxes.    Income tax expense was $20.2 million, an increase of $7.8 million compared to $12.4 million last year. Our effective tax rate for the three months ended March 27, 2004 was 52.6%.

Excluding charges associated with the deferred tax write-off and the benefit from the reversal of the valuation allowance, the effective tax rate for the three months ended March 27, 2004 was 37.5% compared to the first quarter of 2003 rate of 38.5%.

        Net Income.    Net income for the three months ended March 27, 2004 was $17.6 million, a decrease of $1.8 million, or 9.1%, from $19.4 million for the three months ended March 29, 2003. Excluding charges associated with the write-off of the deferred tax asset of $7.9 million and the benefit from the reversal of a valuation allowance of $2.1 million, net income was $23.4 million, an increase of 20.8%, compared to $19.4 million for the same period last year.

Liquidity and Capital Resources

        The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our condensed consolidated statements of cash flows.

        Our principal sources of liquidity are cash flows from operations, our revolving line of credit arrangements, and proceeds from our debt and equity offerings.

        On January 8, 2004, we acquired River Valley Farms, Inc. (RVF), a privately held medical device contract research business. Consideration, including acquisition expenses, was $17.0 million, net of cash acquired of $0.3 million. RVF was acquired to strengthen service offerings of our DST segment.

        On March 31, 2003, we entered into a revolving credit agreement which matures on March 31, 2006. The agreement permits us to borrow up to $100.0 million at an interest rate based on, at the Company's option, the greater of either the Prime Rate, the Base CD Rate plus 1%, and the Federal Funds Effective Rate plus 0.5%, or LIBOR multiplied by the Statutory Reserve Rate plus a spread of 1.25% to 2.50% based on our leverage ratio and the aggregate borrowing under the revolving credit agreement. Interest is payable based on our selected interest rate, which ranges from monthly to semi-annually. The credit agreement requires us to pay a quarterly commitment fee which ranges from 25 through 50 basis points on the undrawn balance, based on our leverage ratio. The agreement also requires us to remain in compliance with certain financial ratios as well as other restrictive covenants. Some of the restrictive covenants limit our ability to acquire companies, increase our debt and pay dividends. There were no amounts outstanding under the credit agreement as of March 27, 2004.

        Effective January 2, 2003, we acquired an additional 19% of the equity (404,321 common shares) of our then 66% equity joint venture company, Charles River Japan, from Ajinomoto Company, Inc. The purchase price for the equity was 1.3 billion yen, or $10.8 million, which was paid in cash.

        In connection with the acquisition of Springborn Laboratories, Inc. in 2002, we entered into a $6.0 million three-year unsecured subordinated note. The note was payable in three equal annual installments of principal, together with interest accrued in arrears commencing on October 1, 2003. The note was repaid in full during 2003.

        On January 24, 2002, we issued $175.0 million par value of senior convertible debentures through a private placement offering. On February 11, 2002, we issued an additional $10.0 million par value of the senior convertible debentures through the additional purchase option. The senior convertible debentures accrue interest at an initial annual rate of 3.5% which will be reset (but not below the initial rate of 3.5% or above 5.25%) on August 1, 2007, August 1, 2012 and August 1, 2016. Interest is payable semi-annually in arrears, beginning August 1, 2002. The senior convertible debentures will mature in 2022 and are convertible into shares of our common stock at a fixed conversion price of $38.87, subject to adjustments under certain circumstances. On or after February 5, 2005, we may redeem for cash all or part of the debentures that have not been previously converted at the redemption prices set forth in the purchase agreement. Holders may require us to repurchase for cash all or part of their debentures on February 1, 2008, February 1, 2013 or February 1, 2017 at a price equal to 100% of the principal amount of the debentures plus accrued interest. In addition, upon a change in control of our Company occurring on or prior to February 1, 2022, each holder may require us to repurchase all or a portion of such holder's debentures for cash. In 2002, we used a portion of the net proceeds from the senior convertible debenture offering to retire all of the 13.5% senior notes through a tender offer.

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

        Cash and cash equivalents totaled $189.8 million at March 27, 2004, compared to $182.3 million at December 27, 2003.

        Net cash provided by operating activities for the three months ended March 27, 2004 and March 29, 2003 was $25.9 million and $9.0 million, respectively. The increase in cash provided by operations was primarily a result of improved days outstanding and an increase in accrued compensation. Our days sales outstanding decreased to 62 days as of March 27, 2004 from 63 days as of March 29, 2003 and 67 days as of December 27, 2003.

        Net cash used in investing activities for the three months ended March 27, 2004 and March 29, 2003 was $22.7 million and $15.9 million, respectively. For the three months ended March 27, 2004, we used $4.5 million for capital expenditures and $17.0 million to acquire RVF. This compared to the first quarter of 2003 during which we paid $10.8 million for the acquisition of an additional 19% of the equity of Charles River Japan and $5.2 million for capital expenditures. In the first quarter of 2004, we made capital expenditures in RMS and DST which were $3.2 million and $1.4 million, respectively. We anticipate that the future capital expenditures will be funded by cash provided by operating activities. For fiscal 2004, we project capital expenditure to be approximately $40 million. We continue to evaluate acquisitions to serve as growth platforms as evidenced by our acquisition of RVF.

        Net cash provided by and (used in) financing activities for the three months ended March 27, 2004 and March 29, 2003 was $4.4 million and $(2.1) million, respectively. Proceeds from exercises of employee stock options amounted to $6.1 million and $0.6 million for the three months ended March 27, 2004 and March 29, 2003, respectively. During the first quarter of 2004, we borrowed and paid back $94.0 million as part of our European reorganization.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangement during the three months ended March 27, 2004.

Recently Issued Accounting Pronouncements

        In January 2003, FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN 46 will require identification of the Company's participation in variable interest entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. In December 2003, the FASB issued a revised FIN 46 to defer the effective date and provide further clarification on the interpretation. FIN 46R is effective for public companies in the first fiscal period after December 15, 2003. The adoption of FIN 46 did not have a material effect on the Company's results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        Certain of our financial instruments are subject to market risks, including interest rate risk and foreign currency exchange rates. We generally do not use financial instruments for trading or other speculative purposes.

  Interest Rate Risk

        The fair value of our marketable securities is subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 100 basis points from levels at March 27, 2004, then the fair value of the portfolio would decline by approximately $0.1 million.

        The fair value of long-term fixed interest rate debt is subject to interest rate risk. In addition, the fair value of our senior convertible debentures would be impacted by our stock price. The estimated fair value of our long-term debt at March 27, 2004 was $221.0 million. Fair values were determined from available market prices, using current interest rates and terms to maturity.

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

Item 4. Controls and Procedures.

        Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of March 27, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 27, 2004 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

          (b)   Reports on Form 8-K.

      On January 12, 2004, the Company furnished a current report on Form 8-K under Item 12 (Results of Operations and Financial Condition) containing a copy of a press release confirming guidance for 2003 and 2004.

      On February 10, 2004, the Company furnished a current report on Form 8-K under Item 7 (Financial Statements and Exhibits) and Item 12 containing a copy of a press release providing financial results for the fiscal quarter ended December 27, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
April 29, 2004	/s/ JAMES C. FOSTER James C. Foster Chairman, Chief Executive Officer and President
April 29, 2004	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Senior Vice President and Chief Financial Officer

QuickLinks

CHARLES RIVER LABORATORIES INTERNATIONAL, INC. FORM 10-Q For the Quarterly Period Ended March 27, 2004 Table of Contents
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