Form 10-Q
period 2004-06-26
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2004-08-04
CIK 1100682

Use these links to rapidly review the document
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. FORM 10-Q For the Quarterly Period Ended June 26, 2004 Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2004
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

        As of July 23, 2004, there were 46,205,337 shares of the registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended June 26, 2004
Table of Contents

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

Part I. Financial Information

Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)

	Three Months Ended
	June 26, 2004	June 28, 2003
Net sales related to products	$86,692	$78,066
Net sales related to services	93,501	76,298

Total net sales	180,193	154,364
Costs and expenses
Cost of products sold	45,354	42,559
Cost of services provided	60,218	52,220
Selling, general and administrative	29,220	23,349
Amortization of intangibles	1,198	1,230

Operating income	44,203	35,006
Other income (expense)
Interest income	809	457
Interest expense	(2,119)	(2,170)
Other, net	(73)	434

Income before income taxes and minority interests	42,820	33,727
Provision for income taxes	16,058	12,985

Income before minority interests	26,762	20,742
Minority interests	(462)	(181)

Net income	$26,300	$20,561

Earnings per common share
Basic	$0.57	$0.45
Diluted	$0.52	$0.42

See Notes to Condensed Consolidated Financial Statements

	Six Months Ended
	June 26, 2004	June 28, 2003
Net sales related to products	$174,712	$156,606
Net sales related to services	178,118	149,883

Total net sales	352,830	306,489
Costs and expenses
Cost of products sold	92,423	83,911
Cost of services provided	116,958	105,011
Selling, general and administrative	57,340	45,488
Other operating expenses, net	—	747
Amortization of intangibles	2,389	2,478

Operating income	83,720	68,854
Other income (expense)
Interest income	1,510	911
Interest expense	(4,235)	(4,210)
Other, net	127	416

Income before income taxes and minority interests	81,122	65,971
Provision for income taxes	36,210	25,399

Income before minority interests	44,912	40,572
Minority interests	(1,018)	(657)

Net income	$43,894	$39,915

Earnings per common share
Basic	$0.96	$0.88
Diluted	$0.88	$0.82

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)

	June 26, 2004	December 27, 2003
Assets
Current assets
Cash and cash equivalents	$224,153	$182,331
Marketable securities	10,506	13,156
Trade receivables, less allowances of $1,614 and $1,644, respectively	124,978	111,514
Inventories	54,676	52,370
Other current assets	10,297	11,517

Total current assets	424,610	370,888
Property, plant and equipment, net	205,885	203,458
Goodwill, net	113,691	105,308
Other intangibles, net	32,158	30,415
Deferred tax asset	53,126	61,603
Other assets	32,914	27,882

Total assets	$862,384	$799,554

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$16,451	$19,433
Accrued compensation	29,811	27,251
Deferred income	33,603	30,846
Accrued liabilities	32,382	28,843
Other current liabilities	10,114	7,978

Total current liabilities	122,361	114,351
Long-term debt and capital lease obligations	186,137	185,683
Other long-term liabilities	25,340	24,721

Total liabilities	333,838	324,755

Commitments and contingencies (Note 12)
Minority interests	9,484	10,176
Shareholders' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 46,191,854 and 45,801,211 shares issued and outstanding at June 26, 2004 and December 27, 2003, respectively	462	458
Capital in excess of par value	622,177	609,781
Retained earnings (deficit)	(108,991)	(152,885)
Unearned compensation	(2,137)	(1,985)
Accumulated other comprehensive income	7,551	9,254

Total shareholders' equity	519,062	464,623

Total liabilities and shareholders' equity	$862,384	$799,554

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Six Months Ended
	June 26, 2004	June 28, 2003
Cash flows relating to operating activities
Net income	$43,894	$39,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,533	14,056
Amortization of debt issuance costs and discounts	654	576
Amortization of premiums on marketable securities	132	—
Provision for doubtful accounts	545	1,112
Minority interests	1,018	657
Deferred income taxes	9,865	4,998
Tax benefit from exercise of employee stock options	2,737	1,780
Loss (gain) on disposal of property, plant, and equipment	503	32
Asset impairment charge	—	3,655
Litigation settlement	—	(2,908)
Non-cash compensation	1,589	412
Changes in assets and liabilities:
Restricted cash	—	5,000
Trade receivables	(12,958)	(10,220)
Inventories	(2,801)	(1,471)
Other current assets	1,132	(1,846)
Other assets	(1,857)	1,167
Accounts payable	(3,420)	(1,295)
Accrued compensation	2,646	(6,186)
Deferred income	2,507	322
Accrued liabilities	3,573	133
Other current liabilities	2,099	(3,209)
Other long-term liabilities	800	2,618

Net cash provided by operating activities	68,191	49,298

Cash flows relating to investing activities
Acquisition of businesses, net of cash acquired	(16,972)	(10,841)
Capital expenditures	(11,867)	(14,454)
Purchases of marketable securities	(9,243)	—
Proceeds from sale of marketable securities	7,362	—
Proceeds from sale of property, plant and equipment	—	306

Net cash used in investing activities	(30,720)	(24,989)

Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	94,000	2,496
Payments on long-term debt, capital lease obligation and revolving credit agreement	(94,196)	(5,945)
Proceeds from exercises of employee stock options	7,922	1,282
Proceeds from exercises of warrants	—	907
Dividends paid to minority interests	(1,513)	(1,862)
Payment of deferred financing costs	(100)	(778)

Net cash provided by (used in) financing activities	6,113	(3,900)

Effect of exchange rate changes on cash and cash equivalents	(1,762)	1,423

Net change in cash and cash equivalents	41,822	21,832
Cash and cash equivalents, beginning of period	182,331	122,509

Cash and cash equivalents, end of period	$224,153	$144,341

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

2. Business Acquisitions

        On January 8, 2004, the Company acquired River Valley Farms, Inc. (RVF), a privately held medical device contract research business. Consideration, including acquisition expenses, was $16,972, net of cash acquired of $347. RVF was acquired to strengthen service offerings of the Company's existing development and safety testing (DST) segment. The acquisition was recorded as a purchase business combination in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations."

        The preliminary purchase price allocations associated with the RVF acquisition are as follows:

Current assets	$2,135
Property, plant and equipment	5,987
Current liabilities	(1,742)
Non-current liabilities	(2,315)

Estimated fair value, net tangible assets acquired	4,065
Goodwill and other intangibles acquired	12,907

Consideration, net of cash acquired	$16,972

		Weighted average amortization life (years)
Customer relationships	$3,800	12.0
Goodwill	9,107

Total goodwill and other intangibles	$12,907

        Effective January 2, 2003, the Company acquired an additional 19% of the equity (404,321 common shares) of Charles River Japan from Ajinomoto Company, Inc., the minority interest partner, which increased the Company's ownership to 85% of the outstanding shares. The purchase price for the equity was 1.3 billion yen, or $10,841, which was paid in cash. The Company recorded goodwill of $2,553 based on the preliminary purchase price allocation in the first quarter of 2003. The Company reallocated this amount to fixed assets based on an independent valuation of these fixed assets, which was completed during the second quarter of 2003. Charles River Japan is an extension of the Company's research models and services (RMS) segment.

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

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
	(as reported)	(pro forma)	(as reported)	(pro forma)
Net sales	$180,193	$156,388	$352,830	$310,669
Operating income	44,203	34,849	83,720	68,843
Net income	26,300	20,453	43,894	39,874
Earnings per common share
Basic	$0.57	$0.45	$0.96	$0.88
Diluted	$0.52	$0.42	$0.88	$0.82

        Refer to Note 8 for further discussion of the method of computation of earnings per share.

3. Restructuring and Other Charges

  Restructuring Charges

        During the fourth quarter of 2001, the Company recorded restructuring charges of $1,788, including asset disposals of $1,041, employee separation of $477 and other charges of $270, associated with the closure of a facility in San Diego, California. The restructuring plan included the termination of approximately 40 employees and the exit of a facility utilized under an operating lease. During 2002, the Company recorded an additional $292 charge relating to the facility's lease obligation based on the Company's revised estimate of expected sublease income generated over the remaining lease term. During the third quarter of 2003, the Company recorded an additional $404 charge relating to the remaining lease obligation at the facility due to adverse rental market conditions in the San Diego area. The San Diego facility was included in the DST segment.

        During the fourth quarter of 2000, the Company recorded restructuring charges of $1,290, including asset disposal of $212, associated with the closure of a facility in France. During 2001, the Company recorded additional charges of $1,915, which included a write down of assets held for sale of $400 and additional severance payments and other related expenses of $1,515, relating to the settlement of labor disputes which originated during the first quarter of 2001. Approximately 60 employees were terminated as a result of the restructuring. The French facility was included in the RMS segment.

  Other Charges

        During the second and third quarters of 2003, the Company recorded a total charge of $954, included in the DST segment, for severance to employees who were terminated as part of a cost savings program. The Company recorded $690 of the charge in cost of services provided and $264 in selling, general and administrative expenses in the condensed consolidated statements of income. Approximately 100 employees, mainly technicians, technical support and administrative staff, were terminated as part of the cost savings program.

        During the first quarter of 2003, the Company re-evaluated the marketability of certain long-lived assets related to a biopharmaceutical production facility in Maryland, which is included in the DST segment, due to a significant decline in market interest in purchasing these assets. Since the Company was unable to locate a buyer for these assets, an impairment charge was recognized because future undiscounted cash flows were estimated to be insufficient to recover the related book value. The Company recorded an asset impairment charge of $3,655 for the write-down of those assets including a net write-down of leasehold improvements of $2,195 and machinery and equipment of $1,460. The charge was recorded as other operating expenses in the condensed consolidated statements of income. The Company closed the Maryland facility during 2003.

        A summary of the activities associated with the above restructuring and other charges and the related liabilities balance is as follows:

	Employee Separations	Other	Total
December 27, 2003	$213	$466	$679
Amounts paid	(58)	(86)	(144)
Reversal	(46)	—	(46)
Foreign currency translation	(3)	(1)	(4)

June 26, 2004	$106	$379	$485

        The Company has closed both the San Diego facility and the French facility and expects the reserves to be fully utilized by the end of 2005. All terminated employees had separated from the Company by the end of the third quarter of 2002.

4. Litigation Settlement

        On March 28, 2003, the Company's French subsidiaries, which are included in the RMS segment, settled a pending breach of contract claim against a customer. The Company's French subsidiaries had previously been awarded damages of approximately $4,600 by the Commercial Court of Lyon and the damages award was stayed pending appeal by the customer at the French Supreme Court. The final settlement of this dispute was for a gross value of approximately $3,750, resulting in the retention by the Company's French subsidiaries of that amount previously deposited by the customer, pursuant to the order of the Commercial Court of Lyon, and recorded in deferred income in the condensed consolidated balance sheet. During 2000, the Company recognized approximately $350 of the damages award to offset a portion of subcontractor costs incurred based on the indemnification clause in the original customer agreement. After legal and related expenses, the Company's French subsidiaries recorded a net gain for the retained settlement amount of $2,908, which was recorded in the first quarter of 2003 as other operating income in the condensed consolidated statements of income.

5. Supplemental Balance Sheet Information

        The composition of inventories is as follows:

	June 26, 2004	December 27, 2003
Raw materials and supplies	$7,033	$6,872
Work in process	3,908	4,028
Finished products	43,735	41,470

Inventories	$54,676	$52,370

        The composition of other current assets is as follows:

	June 26, 2004	December 27, 2003
Prepaid assets	$7,243	$8,444
Deferred tax asset	3,054	3,073

	$10,297	$11,517

        The composition of property, plant and equipment is as follows:

	June 26, 2004	December 27, 2003
Land	$12,772	$12,328
Buildings	206,453	207,385
Machinery and equipment	170,413	166,178
Leasehold improvements	16,003	13,018
Furniture and fixtures	4,138	4,080
Vehicles	3,078	3,175
Construction in progress	14,520	15,636

	427,377	421,800
Less accumulated depreciation	(221,492)	(218,342)

Net property, plant and equipment	$205,885	$203,458

        Depreciation expense for the six months ended June 26, 2004 and June 28, 2003 was $13,144 and $11,578, respectively.

        The composition of other assets is as follows:

	June 26, 2004	December 27, 2003
Long-term marketable securities	$11,436	$7,329
Cash surrender value of life insurance policies	7,348	7,298
Pension asset	4,663	5,637
Deferred financing costs	4,198	4,752
Other assets	5,269	2,866

	$32,914	$27,882

        The composition of other current liabilities is as follows:

	June 26, 2004	December 27, 2003
Accrued income taxes	$6,871	$4,889
Accrued interest	2,747	2,770
Current portion of long-term debt and capital lease obligation	496	319

	$10,114	$7,978

        The composition of other long-term liabilities is as follows:

	June 26, 2004	December 27, 2003
Accrued Executive Supplemental Life Insurance Retirement Plan	$13,380	$12,873
Deferred tax liability	3,907	3,938
Long-term pension liability	1,706	1,643
Other long-term liabilities	6,347	6,267

	$25,340	$24,721

6. Goodwill and Other Intangible Assets

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	June 26, 2004		December 27, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$126,387	$(12,696)	$118,014	$(12,706)

Other intangible assets not subject to amortization	$3,438	$—	$3,438	$—
Other intangible assets subject to amortization:
Customer relationships	30,441	(7,195)	26,818	(5,752)
Customer contracts	3,585	(3,221)	3,585	(3,078)
Trademarks and trade names	3,217	(1,074)	3,224	(913)
Standard operating procedures	1,350	(763)	1,353	(637)
Other identifiable intangible assets	5,983	(3,603)	5,531	(3,154)

Total other intangible assets	$48,014	$(15,856)	$43,949	$(13,534)

Total goodwill and other intangible assets	$174,401	$(28,552)	$161,963	$(26,240)

        The changes in the gross carrying amount and accumulated amortization of goodwill from December 27, 2003 to June 26, 2004 are as follows:

	Research Models and Services		Development and Safety Testing		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 27, 2003	$16,309	$(2,865)	$101,705	$(9,841)	$118,014	$(12,706)
Adjustments to goodwill:
Acquisitions	—	—	9,107	—	9,107	—
Other	(113)	32	(621)	(22)	(734)	10

Balance at June 26, 2004	$16,196	$(2,833)	$110,191	$(9,863)	$126,387	$(12,696)

        Estimated amortization expense for each of the next five fiscal years is as follows:

2004	$4,296
2005	3,566
2006	3,413
2007	3,097
2008	2,988

7. Long-Term Debt

        On March 31, 2003, the Company entered into a revolving credit agreement which matures on March 31, 2006. The agreement permits the Company to borrow up to $100,000 at an interest rate based on, at the Company's option, the greater of either the Prime Rate, the Base CD Rate plus 1% and the Federal Funds Effective Rate plus 0.5%, or LIBOR multiplied by the Statutory Reserve Rate plus a spread of 1.25% to 2.50% based on the leverage ratio of the Company and the aggregate borrowing under the revolving credit agreement. Interest is payable based on the Company's selected interest rate, which ranges from monthly to semi-annually. The credit agreement requires the Company to pay a quarterly commitment fee which ranges from 25 through 50 basis points annually on the undrawn balance based on the leverage of the Company. The agreement also requires the Company to remain in compliance with certain financial ratios as well as other restrictive covenants. There were no amounts outstanding under the credit agreement as of June 26, 2004.

8. Shareholders' Equity

  Earnings per Share

        Basic earnings per share for the three and six months ended June 26, 2004 and June 28, 2003 were computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding in the three and six months ended June 26, 2004 and June 28, 2003 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for this period.

        Options to purchase 26,800 and 1,888,065 shares were outstanding in each of the respective three months ended June 26, 2004 and June 28, 2003 but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase 1,320,600 and 1,868,065 shares were outstanding in each of the respective six months ended June 26, 2004 and June 28, 2003 but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

        Basic weighted average shares outstanding for the three and six months ended June 26, 2004 and June 28, 2003 excluded the weighted average impact of 20,000 shares of contingently issuable shares. In addition, basic weighted average shares outstanding for the three and six months ended June 26, 2004 and June 28, 2003 excluded the weighted average impact of 90,839 and 61,669 shares, respectively, of non-vested fixed restricted stock awards.

        The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Numerator:
Net income for purposes of calculating earnings per share	$26,300	$20,561	$43,894	$39,915
After-tax equivalent of interest expense on 3.5% senior convertible debentures	995	995	1,991	1,991

Income for purposes of calculating diluted earnings per share	$27,295	$21,556	$45,885	$41,906

Denominator:
Weighted average shares outstanding—Basic	46,046,675	45,319,310	45,950,897	45,248,913
Effect of dilutive securities:
3.5% senior convertible debentures	4,759,455	4,759,455	4,759,455	4,759,455
Stock options and contingently issued restricted stock	1,440,297	747,095	1,294,509	775,189
Warrants	339,860	413,749	337,175	437,429

Weighted average shares outstanding—Diluted	52,586,287	51,239,609	52,342,036	51,220,986

Basic earnings per share	$0.57	$0.45	$0.96	$0.88
Diluted earnings per share	$0.52	$0.42	$0.88	$0.82

  Comprehensive Income

        The components of comprehensive income for the three and six months ended June 26, 2004 and June 28, 2003 are set forth below:

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net income	$26,300	$20,561	$43,894	$39,915
Foreign currency translation adjustment, net of tax	(4,998)	7,910	(1,579)	10,032
Net unrealized gain on marketable securities, net of tax	(98)	—	(124)	—

Comprehensive income	$21,204	$28,471	$42,191	$49,947

9. Income Taxes

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

        In light of this reorganization, the Company reassessed the valuation allowance associated with its foreign tax credit carryforwards. As a result of this reassessment, $2,111 of the valuation allowance was released and recorded as a tax benefit in the first quarter of 2004.

        The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statement of income:

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Income before income taxes and minority interest	$42,820	$33,727	$81,122	$65,971
Effective tax rate	37.5%	38.5%	37.5%	38.5%
Provision at effective tax rate	$16,058	$12,985	$30,421	$25,399
Effect of:
Deferred tax asset write-off	—	—	7,900	—
Valuation allowance release	—	—	(2,111)	—

Provision for income taxes	$16,058	$12,985	$36,210	$25,399

10. Employee Benefits

        The following table provides the components of net periodic benefit cost for the Company's defined benefit plans:

  Pension Benefits

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Service cost	$665	$542	$1,626	$1,083
Interest cost	621	415	1,300	830
Expected return on plan assets	(827)	(518)	(1,671)	(1,036)
Amortization of transition obligation	1	4	2	8
Amortization of prior service cost	71	54	144	108
Amortization of net loss (gain)	(7)	89	38	178

Net periodic benefit cost	$524	$586	$1,439	$1,171

  Supplemental Retirement Benefits

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Service cost	$53	$108	$142	$216
Interest cost	207	185	416	370
Amortization of prior service cost	(40)	(41)	(81)	(82)
Amortization of net loss (gain)	148	117	291	234

Net periodic benefit cost	$368	$369	$768	$738

        The Company contributed $193 and $383 to its pension plans during the three and six months ended June 26, 2004.

11. Stock-Based Compensation Plans

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

        Had compensation expense for the Company's option grants been determined consistent with the provision of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123," the

Company's net income for the three and six months ended June 26, 2004 and June 28, 2003 would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Reported net income	$26,300	$20,561	$43,894	$39,915
Add: Stock-based employee compensation included in reported net income, net of tax	619	193	993	253
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(5,255)	(2,168)	(9,467)	(4,236)

Pro forma net income	$21,664	$18,586	$35,420	$35,932

Reported basic earnings per share	$0.57	$0.45	$0.96	$0.88
Pro forma basic earnings per share	$0.47	$0.41	$0.77	$0.79
Reported diluted earnings per share	$0.52	$0.42	$0.88	$0.82
Pro forma diluted earnings per share	$0.43	$0.38	$0.71	$0.74

  Restricted Common Stock and Performance Based Plans

        Under the Company's 2000 Incentive Plan, restricted common stock of the Company may be granted at no cost to officers and key employees. Plan participants are entitled to cash dividends, if declared, and to vote their respective shares. Restrictions limit the sale or transfer of these shares until they vest, which is typically over a three-year period. Upon issuance of restricted stock awards under the plan, unearned compensation equivalent to the market value at the date of grant is charged to shareholders' equity and subsequently amortized to expense over the vesting period. On February 13, 2004, the Company granted 18,700 restricted stock awards and recorded $805 as unearned compensation in shareholders' equity. During the three months ended June 26, 2004 and June 28, 2003, the Company recorded $505 and $315, respectively, and during the six months ended June 26, 2004 and June 28, 2003, the Company recorded $927 and $412, respectively, in compensation expense for restricted stock awards.

        In the first quarter of 2004, the Company's Board of Directors initiated a new performance-based management incentive program (Mid-Term Incentive (MTI) Program), as a carve-out from the shareholder approved 2000 Incentive Plan. For 2004, the MTI Program provides that up to a maximum of 218,000 performance units may be granted to senior executives and certain other key employees of the Company based on achieving financial performance targets for 2006. The MTI Program units, which equal the value of one share of Company stock, will be paid out to participating employees in the form of cash and restricted stock. Management anticipates that following the planned merger with Inveresk, the 2006 revenue and operating income targets that trigger the maximum unit payments are likely to be achieved. For a participant to be eligible to receive payment for 2004 MTI units, the employee must remain employed with the Company until at least the beginning of 2007. The restricted stock, which requires continued employment beyond 2007, vests over the ensuing two-year period.

        The Company will accrue compensation expense for the 2004 MTI Program obligations over the period the participating employees are required to be employed by the Company. During the three and six months ended June 26, 2004, the Company recorded $1,022 and $1,316, respectively, as compensation expense for the 2004 MTI Program. In each of the respective three and six months ended June 26, 2004, $486 and $662 was recorded as capital in excess of par value in shareholders' equity, and the remaining $536 and $654 was recorded as accrued compensation. The accrual for the MTI Program is marked to market on a quarterly basis. Accordingly, changes in the market value of Company stock could materially affect this compensation expense. Based upon our share price of $47.25 as of June 25, 2004 our maximum payment obligation under the 2004 MTI Program would be approximately $10 million.

12. Commitments and Contingencies

        Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

        As of June 26, 2004 and December 27, 2003, the Company had $4,763 and $5,313 under letters of credit outstanding, respectively.

13. Business Segment Information

        The following table presents sales to unaffiliated customers and other financial information by product line segment for the three and six months ended June 26, 2004 and June 28, 2003.

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Research Models and Services
Net sales	$113,334	$102,500	$226,800	$205,623
Gross margin	49,401	43,054	98,289	87,939
Operating income	38,007	31,798	74,486	69,036
Depreciation and amortization	4,144	3,940	8,286	7,530
Capital expenditures	4,319	2,363	7,490	4,527
Development and Safety Testing
Net sales	$66,859	$51,864	$126,030	$100,866
Gross margin	25,220	16,531	45,160	29,628
Operating income	14,431	7,320	24,277	8,251
Depreciation and amortization	3,552	3,191	7,247	6,526
Capital expenditures	3,023	6,855	4,377	9,927

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Total segment operating income	$52,438	$39,118	$98,763	$77,287
Unallocated corporate overhead	(8,235)	(4,112)	(15,043)	(8,433)

Consolidated operating income	$44,203	$35,006	$83,720	$68,854

        A summary of unallocated corporate overhead consists of the following:

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Restricted and performance based stock compensation expense	$1,527	$315	$2,243	$412
Bonus expense	1,509	139	2,242	279
Audit, tax and related expenses	1,066	312	2,146	625
US pension expense	641	673	1,741	1,471
Executive officers' salary	396	382	799	764
Other general unallocated corporate expenses	3,096	2,291	5,872	4,882

	$8,235	$4,112	$15,043	$8,433

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

14. Recently Issued Accounting Standards

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

15. Subsequent Events

        On June 30, 2004, the Company and Inveresk Research Group, Inc. (Inveresk) entered into a definitive merger agreement. Inveresk is a leading provider of drug development services to companies in the pharmaceutical and biotechnology industry. Under the terms of the agreement, Inveresk shareholders will receive 0.48 shares of the Company's common stock and $15.15 in cash for each share of Inveresk common stock they own, representing a total consideration of $38.61 per common share, or a transaction value of approximately $1.5 billion, based on the Company's closing price on June 30, 2004, of $48.87 per share. Following the close of the transaction, the Company's shareholders will own approximately 73% of the fully diluted shares of the new company, and Inveresk shareholders will own approximately 27%. The Company entered into the merger agreement to combine and expand the service portfolios of the two companies and strengthen its global presence in the growing market for pharmaceutical research and development products and services. On July 20, 2004, the Federal Trade Commission granted early termination of the waiting period required by the Hart-Scott-Rodino Antitrust Improvement Act in connection with the proposed merger. The transaction is subject to customary closing conditions, including additional regulatory and shareholder approvals. The merger is expected to close in the fourth quarter of 2004. As of June 26, 2004, the Company capitalized $1.6 million of external audit, legal and other related service costs associated with the merger. The capitalized costs were recorded in other assets in the condensed consolidated balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes.

Overview

        We are a leading provider of critical research tools and integrated support services that enable innovative and efficient drug discovery and development. We are a global leader in providing the animal research models and services required in research and development for new drugs, devices and therapies and have been in business since 1947. We have two segments for financial reporting purposes: Research Models and Services (RMS) and Development and Safety Testing (DST).

        On June 30, 2004, we signed a definitive merger agreement with Inveresk Research Group, Inc. (Inveresk) which would create a leading global partner in providing essential preclinical and clinical drug development services and products to the pharmaceutical and biotechnology industry. The strategic combination will significantly expand our service portfolio and strengthen our global footprint in the growing market for pharmaceutical research and development products and services. A copy of the merger agreement is filed as an exhibit to this report. The combination with Inveresk will create a company with approximately $920 million in revenues based upon the twelve months ended March 2004, with substantial profitability and strong cash flow, giving it the size and financial stability to support the growing demand for outsourced development services from international pharmaceutical and biotechnology companies. The combined company will have operations throughout the United States, Canada, Europe and Japan. Under the terms of the merger agreement, Inveresk shareholders will receive 0.48 shares of Charles River common stock and $15.15 in cash for each share of Inveresk common stock they own. On July 20, 2004, the Federal Trade Commission granted early termination of the waiting period required by the Hart-Scott-Rodino Antitrust Improvement Act in connection with the proposed merger. The transaction is subject to customary closing conditions, including additional regulatory and shareholder approvals. The merger is expected to close in the fourth quarter of 2004.

        Our second quarter sales reflect the continued strong spending by major pharmaceuticals, biotechnology companies and academic institutions on our global products and services which aid in their development of new drugs and products. Total net sales in the second quarter of 2004 were $180.2 million, an increase of 16.7% over the same period last year. Our gross margin increased to 41.4% of net sales in the second quarter of 2004, compared to 38.6% of net sales for the same period last year, due to improved utilization as a result of the increased sales in the DST segment. Last year, we implemented a cost savings program for our DST segment which resulted in a severance charge of $0.9 million during the second quarter of 2003. Operating income increased 26.3% to $44.2 million in the second quarter of 2004 from $35.0 million for the same period last year. The operating margin increased to 24.5% in the second quarter of 2004 compared to 22.7% last year. Net income was $26.3 million in the second quarter of 2004, a 27.9% increase compared to $20.6 million for the same period last year. Diluted earnings per share for the second quarter of 2004 were $0.52 compared to $0.42 for the same period last year.

        On a year to date basis, total net sales were $352.8 million, an increase of 15.1% over the same period last year due to growth in both DST and RMS. Our gross margin increased to 40.7% of total net sales, compared to 38.4% of total net sales for the same period last year. Operating income on a year to date basis increased 21.6% over last year. On a year to date basis, the operating margin increased to 23.7% compared to 22.5% for last year. In the first quarter of 2004, we reorganized our European operations to streamline the legal entity structure in order to improve operating efficiency and cash management, facilitate acquisitions and provide tax benefits. The reorganization, which did not involve reductions of personnel or facility closures, resulted in a one-time, non-cash charge to earnings in the first quarter of 2004 of $7.9 million due to the write-off of a deferred tax asset. In light of this reorganization, we reassessed the valuation allowance associated with our foreign tax credit carryforwards and released $2.1 million as a tax benefit. Net income on a year to date basis was $43.9 million, including the write-off of the deferred tax asset and the reversal of a valuation allowance, compared to $39.9 million for the same period last year.

        Our RMS business segment represented 62.9% of net sales in the second quarter of 2004. Net sales for this segment increased 10.6% over the same period last year. The primary contributors to this growth were price increases and volume with foreign exchange accounting for a small portion of the increase. We are in the process of adding and evaluating capacity for RMS worldwide. Operating income as a percent of net sales increased to 33.5% compared to 31.0% for last year.

        Sales on a year to date basis for our RMS business segment increased 10.3% over the same period last year. The net sales increase drove an improvement in operating income. Operating income was $74.5 million, an increase of $5.5 million from last year's second quarter. Operating income from last year's second quarter included a favorable litigation settlement of $2.9 million.

        Our DST segment represented 37.1% of net sales in the second quarter of 2004. Sales for this segment increased 28.9% over the same period last year. Our development services business continued to recover from the slower demand for toxicology services that we experienced in 2003. We believe the market for toxicology services, which was at a low point during early 2003, continues to recover, particularly in high-end specialty services. Our efforts to integrate and harmonize the development services business and to focus its sales efforts positioned it to benefit from stronger customer demand for outsourced services, particularly in general and specialty toxicology. The market improvement has reduced the excess capacity and moderated the price sensitivity for services. We added capacity in two of our facilities in 2003, and based on our projected demand for these services, we expect to add both general and specialty toxicology capacity to accommodate market growth in 2005 and beyond. The acquisition of RVF contributed 5.1% to the net sales growth in the second quarter of 2004. The DST operating margin improved significantly for the second quarter of 2004 to 21.6%, compared to 14.1% for the same period last year. The increase was primarily due to higher sales and improved capacity utilization.

        Sales on a year to date basis for our DST segment increased 24.9% over the same period last year. Operating income increased to 19.3% of net sales through the second quarter of 2004, compared to 8.2% through the second quarter of 2003. Operating income for the six months ending June 28, 2003 included the impairment charge of $3.7 million for our contract manufacturing facility and the $0.9 million severance charge.

        During the first quarter of 2004 we adopted a mid-term incentive (MTI) program in which performance units are paid to senior executives and certain other employees in the form of cash and restricted stock based upon achieving financial performance targets for the Company in 2006. We recorded expense in the first and second quarters to reflect management's expectations for performance under this program, including the favorable impact of the proposed combination with Inveresk. See Footnote 11 for additional information on the MTI Program.

Three Months Ended June 26, 2004 Compared to Three Months Ended June 28, 2003

        Net Sales.    Net sales for the three months ended June 26, 2004 were $180.2 million, an increase of $25.8 million, or 16.7%, from $154.4 million for the three months ended June 28, 2003. The increase in net sales was primarily due to continued strong spending by pharmaceutical and biotechnology companies for our global products and services. Favorable foreign currency translation contributed approximately 2% to our net sales gain. River Valley Farms, Inc. (RVF), which we acquired on January 8, 2004, contributed 1.7% to our net sales growth.

        Research Models & Services.    For the three months ended June 26, 2004, RMS net sales were $113.3 million, an increase of $10.8 million, or 10.6%, compared to $102.5 million for the three months ended June 28, 2003. RMS prices increased at certain geographical locations in a range up to 8% with an average increase of approximately 5%. RMS segment volume increased but was negatively impacted by the following factors: the loss of a significant contract for contract staffing services in the fourth quarter of 2003, the bankruptcy of a biotechnology customer and the merger of two customers in the second quarter of 2003. Net sales to these customers in the second quarter of 2004 declined by more than $2 million from the second quarter of last year. Favorable foreign currency translation contributed approximately 3% to our net sales gain.

        Development & Safety Testing.    For the three months ended June 26, 2004, DST net sales were $66.9 million, an increase of $15.0 million, or 28.9%, from $51.9 million for the three months ended June 28, 2003. DST sales increased in 2004 primarily due to our development services group recovering from the slower demand for toxicology services we experienced during 2003. Customer demand has increased from the low point we experienced in the first quarter of 2003. We believe the market capacity is in line with customer demand moderating price sensitivity for specialty services. The acquisition of RVF contributed 5.1% to the net sales growth and favorable foreign currency translation contributed approximately 1%.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the three months ended June 26, 2004 was $105.6 million, an increase of $10.8 million, or 11.4%, from $94.8 million for the three months ended June 28, 2003. Cost of products sold and services provided for the three months ended June 26, 2004 was 58.6% of net sales, compared to 61.4% for the three months ended June 28, 2003. The decrease in cost of products sold and services provided as a percent of sales was due primarily to increased capacity utilization in DST and RMS.

        Research Models & Services.    Cost of products sold and services provided for RMS for the three months ended June 26, 2004 was $63.9 million, an increase of $4.5 million, or 7.5%, compared to $59.4 million for the three months ended June 28, 2003. Cost of products sold and services provided as a percentage of net sales decreased to 56.4% for the three months ended June 26, 2004 from 58.0% for the three months ended June 28, 2003. The decrease in cost of product sold and services provided as a percentage of net sales was primarily due to improved capacity utilization and greater operating efficiencies.

        Development & Safety Testing.    Cost of products sold and services provided for DST for the three months ended June 26, 2004 was $41.6 million, an increase of $6.3 million, or 17.8%, compared to $35.3 million for the three months ended June 28, 2003. Cost of products sold and services provided for the three months ended June 26, 2004 decreased to 62.3% of net sales compared to 68.1% of net sales for the three months ended June 28, 2003. The decrease in cost of products sold and services provided as a percentage of net sales was due primarily to improved capacity utilization from the increased sales of toxicology services.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended June 26, 2004 were $29.2 million, an increase of $5.9 million, or 25.1%, from $23.3 million for the three months ended June 28, 2003. Selling, general and administrative expenses for the three months ended June 26, 2004 and were 16.2% of net sales, compared to 15.1% of net sales for the three months ended June 28, 2003. The increase in selling, general and administrative expenses for the three months ended June 26, 2004 was due primarily to higher anticipated bonuses and stock based compensation, as well as, increased professional fees including compliance with the internal control certification requirements of Sarbanes-Oxley.

        Research Models & Services.    Selling, general and administrative expenses for RMS for the three months ended June 26, 2004 were $11.4 million, an increase of $0.4 million, or 2.8%, compared to $11.0 million for the three months ended June 28, 2003. Selling, general and administrative expenses for the three months ended June 26, 2004 decreased to 10.0% of net sales, compared to 10.8% of net sales for the three months ended June 28, 2003. The decrease in selling, general and administrative expenses as a percentage of net sales for the three months ended June 26, 2004 was primarily due to greater economies of scale.

        Development & Safety Testing.    Selling, general and administrative expenses for DST for the three months ended June 26, 2004 were $9.6 million, an increase of $1.4 million, or 17.6%, compared to $8.2 million for the three months ended June 28, 2003. Selling, general and administrative expenses for the three months ended June 26, 2004 were 14.4% of net sales, compared to 15.8% for the three months ended June 28, 2003. The decrease in selling, general and administrative expenses as a percent of sales for the three months ended June 26, 2004 was primarily due to our continued ability to manage costs in line with our sales increase.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various corporate expenses including those associated with pension, executive salaries and departments such as corporate accounting, legal and investor relations, was $8.2 million for the three months ended June 26, 2004, compared to $4.1 million for the three months ended June 28, 2003. The increase in unallocated corporate overhead for the three months ended June 26, 2004 was due mainly to costs associated with increased anticipated bonuses and stock based compensation, as well as, increased professional fees including compliance with the internal control certification requirements of Sarbanes-Oxley.

        Amortization of Other Intangibles.    Amortization of other intangibles for the three months ended June 26, 2004 was $1.2 million, which was essentially flat compared to the three months ended June 28, 2003.

        Operating Income.    Operating income for the three months ended June 26, 2004 was $44.2 million, an increase of $9.2 million, or 26.3%, from $35.0 million for the three months ended June 28, 2003. Operating income for the three months ended June 26, 2004 was 24.5% of net sales, compared to 22.7% of net sales for the three months ended June 28, 2003.

        Research Models & Services.    For the three months ended June 26, 2004, operating income from our RMS segment was $38.0 million, an increase of $6.2 million, or 19.5%, from $31.8 million for the three months ended June 28, 2003. Operating income for the three months ended June 26, 2004 increased to 33.5% of net sales, compared to 31.0% of net sales for the three months ended June 28, 2003. The increase in operating income for the three months ended June 26, 2004 was primarily due to increased sales and higher gross margins.

        Development & Safety Testing.    For the three months ended June 26, 2004, operating income from our DST segment was $14.4 million, an increase of $7.1 million, from $7.3 million for the three months ended June 28, 2003. Operating income for the three months ended June 26, 2004 was 21.6% of net sales, compared to 14.1% for the three months ended June 28, 2003. The increase in operating income for the three months ended June 26, 2004 was primarily due to the continued recovery of the market for outsourced development services which resulted in higher sales and greater utilization.

        Interest Expense.    Interest expense for the three months ended June 26, 2004 was $2.1 million, which was essentially flat compared to the three months ended June 28, 2003.

        Income Taxes.    Income tax expense for the three months ended June 26, 2004 was $16.1 million, an increase of $3.1 million compared to $13.0 million last year. Our effective tax rate for the three months ended June 26, 2004 was 37.5% compared to the second quarter rate of 38.5% in 2003, due to the benefit of the reorganization of our European operations.

        Net Income.    Net income for the three months ended June 26, 2004 was $26.3 million, a increase of $5.7 million, or 27.9%, from $20.6 million for the three months ended June 28, 2003.

Six Months Ended June 26, 2004 Compared to Six Months Ended June 28, 2003

        Net Sales.    Net sales for the six months ended June 26, 2004 were $352.8 million, an increase of $46.3 million, or 15.1%, from $306.5 million for the six months ended June 28, 2003. The increase in net sales was primarily due to continued strong spending by pharmaceutical and biotechnology companies on our global products and services. Favorable foreign currency translation contributed approximately 3% to our net sales gain. River Valley Farms, Inc. (RVF), which we acquired on January 8, 2004, contributed 1.7% to our net sales growth.

        Research Models & Services.    For the six months ended June 26, 2004, RMS net sales were $226.8 million, an increase of $21.2 million, or 10.3%, compared to $205.6 million for the six months ended June 28, 2003. RMS prices increased at certain geographical locations in a range up to 8% with an average increase of approximately 5%. RMS segment volume increased but was negatively impacted by the following factors: the loss of a significant contract for contract staffing services in the fourth quarter of 2003, the bankruptcy of a biotechnology customer and the merger of two customers in the second quarter of 2003. Net sales to these customers in the six months ended June 26, 2004 declined by more than $6 million from the six months ended June 28, 2003. Favorable foreign currency translation contributed approximately 4% to our net sales gain.

        Development & Safety Testing.    For the six months ended June 26, 2004, DST net sales were $126.0 million, an increase of $25.1 million, or 24.9%, from $100.9 million for the six months ended June 28, 2003. DST sales increased in 2004 primarily due to our development services business recovering from the slower demand for toxicology services we experienced during 2003. Customer demand has increased from the low point we experienced in the first quarter of 2003. We believe the market capacity is in line with customer demand, moderating price sensitivity. The acquisition of RVF contributed 5.2% to the net sales growth and favorable foreign currency translation contributed approximately 1%.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the six months ended June 26, 2004 was $209.4 million, an increase of $20.5 million, or 10.8%, from $188.9 million for the six months ended June 28, 2003. Cost of products sold and services provided for the six months ended June 26, 2004 was 59.3% of net sales, compared to 61.6% for the six months ended June 28, 2003. The decrease in cost of products sold and services provided as a percent of sales was due primarily to increased capacity utilization in DST and RMS.

        Research Models & Services.    Cost of products sold and services provided for RMS for the six months ended June 26, 2004 was $128.5 million, an increase of $10.8 million, or 9.2%, compared to $117.7 million for the six months ended June 28, 2003. Cost of products sold and services provided as a percentage of net sales decreased to 56.7% for the six months ended June 26, 2004 from 57.2% for the six months ended June 28, 2003. The decrease in cost of product sold and services provided as a percentage of net sales was primarily due to improved capacity utilization and greater operating efficiencies.

        Development & Safety Testing.    Cost of products sold and services provided for DST for the six months ended June 26, 2004 was $80.9 million, an increase of $9.7 million, or 13.5%, compared to $71.2 million for the six months ended June 28, 2003. Cost of products sold and services provided for the six months ended June 26, 2004 decreased to 64.2% of net sales compared to 70.6% of net sales for the six months ended June 28, 2003. The decrease in cost of products sold and services provided as a percentage of net sales was due primarily to improved capacity utilization from the increased sales of toxicology services.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the six months ended June 26, 2004 were $57.3 million, an increase of $11.8 million, or 26.1%, from $45.5 million for the six months ended June 28, 2003. Selling, general and administrative expenses for the six months ended June 26, 2004 were 16.3% of net sales, compared to 14.8% of net sales for the six months ended June 28, 2003. The increase in selling, general and administrative expenses for the six months ended June 26, 2004 was due primarily to one-time costs associated with the European reorganization, increased bonus and stock based compensation expense, severance costs in Europe not related to the European reorganization and increased professional fees including compliance with the internal control certification requirements of Sarbanes-Oxley.

        Research Models & Services.    Selling, general and administrative expenses for RMS for the six months ended June 26, 2004 were $23.7 million, an increase of $2.3 million, or 10.9%, compared to $21.4 million for the six months ended June 28, 2003. Selling, general and administrative expenses for the six months ended June 26, 2004 increased to 10.5% of net sales, compared to 10.4% of net sales for the six months ended June 28, 2003. The increase in selling, general and administrative expenses for the six months ended June 26, 2004 was primarily due to severance costs in Europe and the impact of foreign exchange, partially offset by cost savings due to greater economies of scale.

        Development & Safety Testing.    Selling, general and administrative expenses for DST for the six months ended June 26, 2004 were $18.6 million, an increase of $2.9 million, or 18.6%, compared to $15.7 million for the six months ended June 28, 2003. Selling, general and administrative expenses for the six months ended June 26, 2004 were 14.7% of net sales, compared to 15.5% for the six months ended June 28, 2003. The decrease in selling, general and administrative expenses as a percent of sales for the six months ended June 26, 2004 was primarily due to our continued ability to manage costs in line with our sales increase.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various corporate expenses including those associated with pension, executive salaries and departments such as corporate accounting, legal and investor relations, was $15.0 million for the six months ended June 26, 2004, compared to $8.4 million for the six months ended June 28, 2003. The increase in unallocated corporate overhead for the six months ended June 26, 2004 was due to costs associated with the European reorganization, increased bonus and stock based compensation expense and increased professional fees including compliance with the internal control certification requirements of Sarbanes-Oxley.

        Other Operating Expenses, Net.    During the first quarter of 2003, we recorded a $3.7 million charge associated with the closure of a contract manufacturing facility. Also during 2003, our French subsidiaries settled a breach of contract claim they had asserted against a customer. After legal and related expenses, the net settlement amounted to a gain of approximately $2.9 million.

        Amortization of Other Intangibles.    Amortization of other intangibles for the six months ended June 26, 2004 was $2.4 million, which was essentially flat compared to the six months ended June 28, 2003.

        Operating Income.    Operating income for the six months ended June 26, 2004 was $83.7 million, an increase of $14.8 million, or 21.6%, from $68.9 million for the six months ended June 28, 2003. Operating income for the six months ended June 26, 2004 was 23.7% of net sales, compared to 22.5% of net sales for the six months ended June 28, 2003.

        Research Models & Services.    For the six months ended June 26, 2004, operating income from our RMS segment was $74.5 million, an increase of $5.5 million, or 7.9%, from $69.0 million for the six months ended June 28, 2003. Operating income for the six months ended June 26, 2004 decreased to 32.8% of net sales, compared to 33.6% of net sales for the six months ended June 28, 2003. The decrease in operating income for the six months ended June 26, 2004 was primarily due to the prior year gain on the settlement of a breach of contract claim of $2.9 million, or 1.4% of sales.

        Development & Safety Testing.    For the six months ended June 26, 2004, operating income from our DST segment was $24.3 million, an increase of $16.0 million, almost double the $8.3 million for the six months ended June 28, 2003. Operating income for the six months ended June 26, 2004 was 19.3% of net sales, compared to 8.2% for the six months ended June 28, 2003. The increase in operating income for the six months ended June 26, 2004 was primarily due to the continued recovery of the market for outsourced development services and the prior year charge associated with the closure of a contract manufacturing facility of $3.7 million, or 3.7% of sales.

        Interest Expense.    Interest expense for the six months ended June 26, 2004 was $4.2 million, essentially flat compared to the six months ended June 28, 2003.

        Income Taxes.    Income tax expense for the six months ended June 26, 2004 was $36.2 million, an increase of $10.8 million compared to $25.4 million last year. Our effective tax rate for the six months ended June 26, 2004 was 44.6%. Excluding charges associated with the deferred tax write-off and the benefit from the reversal of the valuation allowance, the effective tax rate for the six months ended June 26, 2004 was 37.5%, compared to the six months ended June 28, 2003 rate of 38.5%, due to the benefit of the reorganization of our European operations.

        Net Income.    Net income for the six months ended June 26, 2004 was $43.9 million, an increase of $4.0 million, or 10.0%, from $39.9 million for the six months ended June 28, 2003. Net income for the six months ended June 26, 2004 included charges associated with the write-off of the deferred tax asset of $7.9 million and the benefit from the reversal of a valuation allowance of $2.1 million.

Liquidity and Capital Resources

        The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our condensed consolidated statements of cash flows.

        Our principal sources of liquidity have been our cash flows from operations, our revolving line of credit arrangements, and proceeds from our debt and equity offerings.

        On June 30, 2004, we signed a definitive merger agreement with Inveresk Research Group, Inc. Under the terms of the merger agreement, Inveresk shareholders will receive 0.48 shares of Charles River common stock and $15.15 in cash for each share of Inveresk common stock they own. We expect the cash portion of the transaction, including fees and expenses, will be approximately $600 million as of June 30, 2004. We will utilize some of our existing cash and proceeds from additional borrowing to fund the cash portion of the transaction. We currently have a commitment from our lenders for $500 million of financing subject to customary conditions.

        On January 8, 2004, we acquired River Valley Farms, Inc. (RVF), a privately held medical device contract research business. Consideration, including acquisition expenses, was $17.0 million, net of cash acquired of $0.3 million. RVF was acquired to strengthen the service offerings of our DST segment.

        On March 31, 2003, we entered into a revolving credit agreement which matures on March 31, 2006. The agreement permits us to borrow up to $100.0 million at an interest rate based on, at the Company's option, the greater of either the Prime Rate, the Base CD Rate plus 1%, and the Federal Funds Effective Rate plus 0.5%, or LIBOR multiplied by the Statutory Reserve Rate plus a spread of 1.25% to 2.50% based on our leverage ratio and the aggregate borrowing under the revolving credit agreement. Interest is payable based on our selected interest rate, which ranges from monthly to semi-annually. The credit agreement requires us to pay a quarterly commitment fee which ranges from 25 through 50 basis points on the undrawn balance based on our leverage ratio. The agreement also requires us to remain in compliance with certain financial ratios as well as other restrictive covenants. Some of the restrictive covenants limit our ability to acquire companies, increase our debt and pay dividends. The revolving credit agreement will be terminated upon closing of the Inveresk transaction. There were no amounts outstanding under the credit agreement as of June 26, 2004.

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

        Cash and cash equivalents totaled $224.2 million at June 28, 2004, compared to $182.3 million at December 27, 2003.

        Net cash provided by operating activities for the six months ended June 26, 2004 and June 28, 2003 was $68.2 million and $49.3 million, respectively. The increase in cash provided by operating activities was primarily due to increased net income, the non-cash write-off of the deferred tax asset in the first quarter and increased accrued compensation. Our days sales outstanding remained flat at 64 days as of June 26, 2004 compared to June 28, 2003, but improved from 67 days as of December 27, 2003.

        Net cash used in investing activities for the six months ended June 26, 2004 and June 28, 2003 was $30.7 million and $25.0 million, respectively. For the six months ended June 26, 2004, we used $11.9 million for capital expenditures and $17.0 million to acquire RVF. This compared to 2003 during which we paid $10.8 million for the acquisition of an additional 19% of the equity of Charles River Japan and $14.5 million for capital expenditures. In 2004, we made capital expenditures in RMS and DST which were $7.5 million and $4.4 million, respectively. We anticipate that future capital expenditures will be funded by cash provided by operating activities. For fiscal 2004, we project capital expenditure to be approximately $40 million.

        Net cash provided by and (used in) financing activities for the six months ended June 26, 2004 and June 28, 2003 was $6.1 million and ($3.9) million, respectively. Proceeds from exercises of employee stock options amounted to $7.9 million and $1.3 million for the six months ended June 26, 2004 and June 28, 2003, respectively. During the first quarter of 2004, we borrowed and repaid $94.0 million as part of our European reorganization. In 2003, payments and proceeds on long term debt were ($5.9) million and $2.5 million, respectively, for the six months ended June 28, 2003.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements during the six months ended June 26, 2004.

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

  Interest Rate Risk

        The fair value of our marketable securities is subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 100 basis points from levels at June 26, 2004, then the fair value of the portfolio would decline by approximately $0.1 million.

        The fair value of long-term fixed interest rate debt is subject to interest rate risk. In addition, the fair value of our senior convertible debentures would be impacted by our stock price. The estimated fair value of our long-term debt at June 26, 2004 was $233.6 million. Fair values were determined from available market prices, using current interest rates and terms to maturity.

        Our senior convertible debentures accrue interest at an initial rate of 3.5%, which will be reset (but not below the initial rate of 3.5% or above 5.25%) on August 1, 2007, August 1, 2012 and August 1, 2016. Fluctuations in interest rates will not affect the interest payable on the senior convertible debentures, which is fixed through August 1, 2007.

  Foreign Currency Exchange Rate

        We also have exposures to some foreign currency exchange rate fluctuations for the cash flows received from our foreign affiliates. This risk is mitigated by the fact that their operations are principally conducted in their respective local currencies. Currently, we do not engage in any foreign currency hedging activities.

Item 4. Controls and Procedures

        Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of June 26, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 26, 2004 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Shareholders held on May 12, 2004, the following proposals were adopted by the votes specified below:

  (a)
  The following directors were elected to serve until the Company's 2004 Annual Meeting of Shareholders and received the number of votes listed opposite each of their names below:

	Number of Shares Voted For	Number of Shares Withheld
James C. Foster	42,086,730	899,406
Robert Cawthorn	38,645,720	4,340,416
Stephen D. Chubb	42,252,597	733,539
George E. Massaro	42,199,370	786,766
George M. Milne	25,057,047	17,929,089	*
Douglas E. Rogers	39,762,394	3,223,742
Samuel O. Thier	42,019,476	966,660
William H. Waltrip	39,607,986	3,378,150

*
Dr. Milne, currently the Chair of the Science and Technology Committee of the Company's Board of Directors, and a member of the Compensation Committee, received $3,000 in consulting fees in 2003 for his support to the Company's Scientific Advisory Board, and as a result, a certain shareholder advisory firm recommended a "withhold" vote to its institutional clients owning Charles River shares. Dr. Milne, who receives a fee for his Committee service, no longer receives consulting payments. Dr. Milne and Dr. Thier are current members of the Science and Technology Committee of the Board of Directors.

(b)
The ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for fiscal 2004. A total of 42,731,674 shares voted in favor of the ratification, 224,706 shares voted against the ratification, and 29,756 shares abstained from voting.

Item 6. Exhibits and Reports on Form 8-K

          (a)   Exhibits.

2.1	Agreement and Plan of Merger, dated as of June 30, 2004, among Charles River Laboratories International, Inc., Inveresk Research Group, Inc., Indigo Merger I Corp., and Indigo Merger II Corp.*
10.1	Agreement and Plan of Merger, dated as of June 30, 2004, among Charles River Laboratories International, Inc., Inveresk Research Group, Inc., Indigo Merger I Corp., and Indigo Merger II Corp.*
10.2
Senior Secured Credit Facilities Commitment Letter, dated June 30, 2004, among Charles River Laboratories International Inc., J.P. Morgan Securities Inc., JPMorgan Chase Bank and Credit Suisse First Boston. Filed herewith.
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

  *
  Previously filed as an exhibit to the Company's Current Report on Form 8-K, filed July 1, 2004.

          (b)   Reports on Form 8-K.

      On April 29, 2004, the Company furnished a current report on Form 8-K under Item 12 (Results of Operations and Financial Condition) containing a copy of a press release providing financial results for the fiscal quarter ended March 27, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
August 4, 2004	/s/ JAMES C. FOSTER James C. Foster Chairman, Chief Executive Officer and President
August 4, 2004	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Senior Vice President and Chief Financial Officer