Form 10-Q
period 2004-09-25
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2004-11-01
CIK 1100682

Use these links to rapidly review the document
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. FORM 10-Q For the Quarterly Period Ended September 25, 2004 Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2004
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

        As of October 20, 2004, there were 64,802,938 shares of the registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended September 25, 2004
Table of Contents

Special Note on Factors Affecting Future Results

        This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "anticipate," "believe," "expect," "estimate," "plan," "outlook," and "project" and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Forward-looking statements are based on Charles River's current expectations and beliefs, and involve a number of risks and uncertainties that could cause actual results to differ materially from those stated or implied by the forward-looking statements. Those risks and uncertainties include, but are not limited to: challenges arising from the merger with Inveresk Research Group; a decrease in research and development spending or a decrease in the level of outsourced services; acquisition integration risks; special interest groups; contaminations; industry trends; new displacement technologies; USDA and FDA regulations; changes in law; continued availability of products and supplies; loss of key personnel; interest rate and foreign currency exchange rate fluctuations; changes in tax regulation and laws; changes in generally accepted accounting principles; and any changes in business, political, or economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas. A further description of these risks, uncertainties, and other matters can be found in the Risk Factors detailed in Charles River's Registration Statement on Form S-4 as filed on September 16, 2004, with the Securities and Exchange Commission. Because forward-looking statements involve risks and uncertainties, actual results and events may differ materially from results and events currently expected by Charles River, and Charles River assumes no obligation and expressly disclaims any duty to update information contained in this Quarterly Report on Form 10-Q except as required by law.

Part I. Financial Information

Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)

	Three Months Ended
	September 25, 2004	September 27, 2003
Net sales related to products	$81,657	$74,112
Net sales related to services	94,369	77,082

Total net sales	176,026	151,194
Costs and expenses
Cost of products sold	44,452	41,676
Cost of services provided	62,177	53,026
Selling, general and administrative	24,821	21,003
Amortization of intangibles	1,202	1,233

Operating income	43,374	34,256
Other income (expense)
Interest income	849	451
Interest expense	(2,073)	(2,173)
Other, net	(83)	27

Income before income taxes and minority interests	42,067	32,561
Provision for income taxes	15,775	12,536

Income before minority interests	26,292	20,025
Minority interests	(471)	(434)

Net income	$25,821	$19,591

Earnings per common share
Basic	$0.56	$0.43
Diluted	$0.51	$0.40

See Notes to Condensed Consolidated Financial Statements

	Nine Months Ended
	September 25, 2004	September 27, 2003
Net sales related to products	$256,369	$230,718
Net sales related to services	272,487	226,965

Total net sales	528,856	457,683
Costs and expenses
Cost of products sold	136,875	125,587
Cost of services provided	179,135	158,037
Selling, general and administrative	82,161	66,491
Other operating expenses, net	—	747
Amortization of intangibles	3,591	3,711

Operating income	127,094	103,110
Other income (expense)
Interest income	2,359	1,362
Interest expense	(6,308)	(6,383)
Other, net	44	443

Income before income taxes and minority interests	123,189	98,532
Provision for income taxes	51,985	37,935

Income before minority interests	71,204	60,597
Minority interests	(1,489)	(1,091)

Net income	$69,715	$59,506

Earnings per common share
Basic	$1.51	$1.31
Diluted	$1.39	$1.22

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)

	September 25, 2004	December 27, 2003
Assets
Current assets
Cash and cash equivalents	$259,406	$182,331
Marketable securities	10,857	13,156
Trade receivables, less allowances of $1,777 and $1,644, respectively	128,601	111,514
Inventories	55,572	52,370
Other current assets	10,924	11,517

Total current assets	465,360	370,888
Property, plant and equipment, net	209,193	203,458
Goodwill, net	114,970	105,308
Other intangibles, net	31,014	30,415
Deferred tax asset	51,227	61,603
Other assets	35,284	27,882

Total assets	$907,048	$799,554

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$15,487	$19,433
Accrued compensation	35,550	27,251
Deferred income	37,321	30,846
Accrued liabilities	32,259	28,843
Other current liabilities	15,451	7,978

Total current liabilities	136,068	114,351
Long-term debt and capital lease obligations	185,961	185,683
Other long-term liabilities	24,784	24,721

Total liabilities	346,813	324,755
Commitments and contingencies (Note 12)
Minority interests	9,411	10,176
Shareholders' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 46,298,397 and 45,801,211 shares issued and outstanding at September 25, 2004 and December 27, 2003, respectively	463	458
Capital in excess of par value	625,559	609,781
Retained earnings (accumulated deficit)	(83,170)	(152,885)
Unearned compensation	(1,889)	(1,985)
Accumulated other comprehensive income	9,861	9,254

Total shareholders' equity	550,824	464,623

Total liabilities and shareholders' equity	$907,048	$799,554

See Notes to Condensed Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Nine Months Ended
	September 25, 2004	September 27, 2003
Cash flows relating to operating activities
Net income	$69,715	$59,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,612	21,282
Amortization of debt issuance costs and discounts	987	896
Amortization of premiums on marketable securities	203	104
Provision for doubtful accounts	731	1,139
Minority interests	1,489	1,091
Deferred income taxes	12,103	7,841
Tax benefit from exercise of employee stock options	3,391	2,980
Loss on disposal of property, plant, and equipment	677	99
Asset impairment charge	—	3,655
Litigation settlement	—	(2,908)
Non-cash compensation	1,779	712
Changes in assets and liabilities:
Restricted cash	—	5,000
Trade receivables	(16,364)	(10,332)
Inventories	(3,480)	(3,558)
Other current assets	532	(2,222)
Other assets	(5,263)	2,596
Accounts payable	(4,553)	(1,353)
Accrued compensation	8,281	(3,622)
Deferred income	5,459	574
Accrued liabilities	3,152	(420)
Other current liabilities	7,514	(1,470)
Other long-term liabilities	199	2,882

Net cash provided by operating activities	110,164	84,472

Cash flows relating to investing activities
Acquisition of businesses, net of cash acquired	(16,972)	(10,841)
Capital expenditures	(22,111)	(19,769)
Purchases of marketable securities	(14,858)	(15,485)
Proceeds from sale of marketable securities	13,503	—
Proceeds from sale of property, plant and equipment	499	478

Net cash used in investing activities	(39,939)	(45,617)

Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	94,000	6,843
Payments on long-term debt, capital lease obligation and revolving credit agreement	(94,370)	(6,121)
Proceeds from exercises of employee stock options	10,708	2,531
Proceeds from exercises of warrants	—	907
Dividends paid to minority interests	(2,112)	(1,902)
Payment of deferred financing costs	(100)	(783)

Net cash provided by financing activities	8,126	1,475

Effect of exchange rate changes on cash and cash equivalents	(1,276)	1,477

Net change in cash and cash equivalents	77,075	41,807
Cash and cash equivalents, beginning of period	182,331	122,509

Cash and cash equivalents, end of period	$259,406	$164,316

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

        The preliminary purchase price allocations associated with the RVF acquisition are as follows:

Current assets	$2,135
Property, plant and equipment	5,987
Current liabilities	(2,828)
Non-current liabilities	(2,315)

Estimated fair value, net tangible assets acquired	2,979
Goodwill and other intangibles acquired	13,993

Consideration, net of cash acquired	$16,972

		Weighted average amortization life (years)
Customer relationships	$3,800	12.0
Goodwill	10,193

Total goodwill and other intangibles	$13,993

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

	Three Months Ended		Six Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
	(as reported)	(pro forma)	(as reported)	(pro forma)
Net sales	$176,026	$153,740	$528,856	$464,409
Operating income	43,374	34,608	127,094	103,451
Net income	25,821	19,791	69,715	59,662
Earnings per common share
Basic	$0.56	$0.43	$1.51	$1.32
Diluted	$0.51	$0.40	$1.39	$1.22

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

        During the fourth quarter of 2000, the Company recorded restructuring charges of $1,290, including asset disposal of $212, associated with the closure of a facility in France. During 2001, the Company recorded additional charges of $1,915, which included a write down of assets held for sale of $400 and additional severance payments and other related expenses of $1,515, relating to the settlement of labor disputes which originated during the first quarter of 2001. Approximately 60 employees were terminated as a result of the restructuring. The French facility was included in the research models and services (RMS) segment.

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

        During the first quarter of 2003, the Company reevaluated the marketability of certain long-lived assets related to a biopharmaceutical production facility in Maryland, which is included in the DST segment, due to a significant decline in market interest in purchasing these assets. Since the Company was unable to locate a buyer for these assets, an impairment charge was recognized because future undiscounted cash flows were estimated to be insufficient to recover the related book value. The Company recorded an asset impairment charge of $3,655 for the write-down of those assets including a net write-down of leasehold improvements of $2,195 and machinery and equipment of $1,460. The charge was recorded as other operating expenses in the condensed consolidated statements of income. The Company closed the Maryland facility during 2003.

        A summary of the activities associated with the above restructuring and other charges and the related liabilities balance is as follows:

	Employee Separations	Other	Total
December 27, 2003	$213	$466	$679
Amounts paid	(58)	(139)	(197)
Reversal	(46)	—	(46)
Foreign currency translation	(2)	(1)	(3)

September 25, 2004	$107	$326	$433

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

5. Supplemental Balance Sheet Information

        The composition of inventories is as follows:

	September 25, 2004	December 27, 2003
Raw materials and supplies	$8,383	$6,872
Work in process	3,834	4,028
Finished products	43,355	41,470

Inventories	$55,572	$52,370

        The composition of other current assets is as follows:

	September 25, 2004	December 27, 2003
Prepaid assets	$7,870	$8,444
Deferred tax asset	3,054	3,073

	$10,924	$11,517

        The composition of property, plant and equipment is as follows:

	September 25, 2004	December 27, 2003
Land	$12,639	$12,328
Buildings	207,211	207,385
Machinery and equipment	174,384	166,178
Leasehold improvements	16,073	13,018
Furniture and fixtures	4,190	4,080
Vehicles	4,206	3,175
Construction in progress	19,637	15,636

	438,340	421,800
Less accumulated depreciation	(229,147)	(218,342)

Net property, plant and equipment	$209,193	$203,458

        Depreciation expense for the nine months ended September 25, 2004 and September 27, 2003 was $20,021 and $17,571, respectively.

        The composition of other assets is as follows:

	September 25, 2004	December 27, 2003
Long-term marketable securities	$10,721	$7,329
Cash surrender value of life insurance policies	7,368	7,298
Pension asset	4,176	5,637
Deferred financing costs	3,865	4,752
Other assets	9,154	2,866

	$35,284	$27,882

        The composition of other current liabilities is as follows:

	September 25, 2004	December 27, 2003
Accrued income taxes	$13,824	$4,889
Accrued interest	1,124	2,770
Current portion of long-term debt and capital lease obligation	503	319

	$15,451	$7,978

        The composition of other long-term liabilities is as follows:

	September 25, 2004	December 27, 2003
Accrued Executive Supplemental Life Insurance Retirement Plan	$13,633	$12,873
Deferred tax liability	3,907	3,938
Long-term pension liability	1,727	1,643
Other long-term liabilities	5,517	6,267

	$24,784	$24,721

6. Goodwill and Other Intangible Assets

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	September 25, 2004		December 27, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$127,664	$(12,694)	$118,014	$(12,706)

Other intangible assets not subject to amortization	$3,438	$—	$3,438	$—
Other intangible assets subject to amortization:
Customer relationships	30,502	(7,967)	26,818	(5,752)
Customer contracts	3,585	(3,293)	3,585	(3,078)
Trademarks and trade names	3,220	(1,157)	3,224	(913)
Standard operating procedures	1,352	(819)	1,353	(637)
Other identifiable intangible assets	6,002	(3,849)	5,531	(3,154)

Total other intangible assets	$48,099	$(17,085)	$43,949	$(13,534)

        The changes in the gross carrying amount and accumulated amortization of goodwill from December 27, 2003 to September 25, 2004 are as follows:

	Research Models and Services		Development and Safety Testing		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at December 27, 2003	$16,309	$(2,865)	$101,705	$(9,841)	$118,014	$(12,706)
Adjustments to goodwill:
Acquisitions	—	—	10,193	—	10,193	—
Other	(72)	20	(471)	(8)	(543)	12

Balance at September 25, 2004	$16,237	$(2,845)	$111,427	$(9,849)	$127,664	$(12,694)

        Estimated amortization expense for each of the next five fiscal years is as follows:

2004	$4,296
2005	3,566
2006	3,413
2007	3,097
2008	2,988

7. Long-Term Debt

        On March 31, 2003, the Company entered into a revolving credit agreement which matures on March 31, 2006. The agreement permits the Company to borrow up to $100,000 at an interest rate based on, at the Company's option, the greater of either the Prime Rate, the Base CD Rate plus 1% and the Federal Funds Effective Rate plus 0.5%, or LIBOR multiplied by the Statutory Reserve Rate plus a spread of 1.25% to 2.50% based on the leverage ratio of the Company and the aggregate borrowing under the revolving credit agreement. Interest is payable based on the Company's selected interest rate, which ranges from monthly to semi-annually. The credit agreement requires the Company to pay a quarterly commitment fee which ranges from 25 through 50 basis points annually on the undrawn balance based on the leverage of the Company. The agreement also requires the Company to remain in compliance with certain financial ratios as well as other restrictive covenants. There were no amounts outstanding under the credit agreement as of September 25, 2004.

8. Shareholders' Equity

  Earnings per Share

        Basic earnings per share for the three and nine months ended September 25, 2004 and September 27, 2003 were computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding in the three and nine months ended September 25, 2004 and September 27, 2003 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for this period.

        Options to purchase 28,800 and 215,550 shares were outstanding in each of the respective three months ended September 25, 2004 and September 27, 2003 but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase 34,200 and 3,268,959 shares were outstanding in each of the respective nine months ended September 25, 2004 and September 27, 2003 but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

        Basic weighted average shares outstanding for the three and nine months ended September 25, 2004 and September 27, 2003 excluded the weighted average impact of 20,000 shares of contingently issuable shares. In addition, basic weighted average shares outstanding for the three and nine months ended September 25, 2004 and September 27, 2003 excluded the weighted average impact of 58,241 and 72,139 shares, respectively, of non-vested fixed restricted stock awards.

        The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Numerator:
Net income for purposes of calculating earnings per share	$25,821	$19,591	$69,715	$59,506
After-tax equivalent of interest expense on 3.5% senior convertible debentures	1,012	996	3,035	2,987

Income for purposes of calculating diluted earnings per share	$26,833	$20,587	$72,750	$62,493

Denominator:
Weighted average shares outstanding—Basic	46,160,504	45,600,735	46,020,766	45,366,187
Effect of dilutive securities:
3.5% senior convertible debentures	4,759,455	4,759,455	4,759,455	4,759,455
Stock options and contingently issued restricted stock	1,293,848	805,720	1,277,632	762,780
Warrants	338,810	324,340	337,751	400,146

Weighted average shares outstanding—Diluted	52,552,617	51,490,250	52,395,604	51,288,568

Basic earnings per share	$0.56	$0.43	$1.51	$1.31
Diluted earnings per share	$0.51	$0.40	$1.39	$1.22

  Comprehensive Income

        The components of comprehensive income for the three and nine months ended September 25, 2004 and September 27, 2003 are set forth below:

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net income	$25,821	$19,591	$69,715	$59,506
Foreign currency translation adjustment, net of tax	2,273	(2,113)	694	7,919
Net unrealized gain on marketable securities, net of tax	37	9	(87)	9

Comprehensive income	$28,131	$17,487	$70,322	$67,434

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

        The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statement of income:

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Income before income taxes and minority interest	$42,067	$32,561	$123,189	$98,532
Effective tax rate	37.5%	38.5%	37.5%	38.5%
Provision at effective tax rate	$15,775	$12,536	$46,196	$37,935
Effect of:
Deferred tax asset write-off	—	—	7,900	—
Valuation allowance release	—	—	(2,111)	—

Provision for income taxes	$15,775	$12,536	$51,985	$37,935

10. Employee Benefits

        The following table provides the components of net periodic benefit cost for the Company's defined benefit plans:

  Pension Benefits

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Service cost	$793	$828	$2,419	$1,911
Interest cost	650	675	1,950	1,505
Expected return on plan assets	(836)	(856)	(2,507)	(1,892)
Amortization of transition obligation	1	4	3	12
Amortization of prior service cost	72	90	216	198
Amortization of net loss	19	139	57	317

Net periodic benefit cost	$699	$880	$2,138	$2,051

  Supplemental Retirement Benefits

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Service cost	$71	$107	$213	$323
Interest cost	208	184	624	554
Amortization of prior service cost	(41)	(41)	(122)	(123)
Amortization of net loss	146	118	437	352

Net periodic benefit cost	$384	$368	$1,152	$1,106

        The Company contributed $215 and $598 to its pension plans during the three and nine months ended September 25, 2004.

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

        Had compensation expense for the Company's option grants been determined consistent with the provision of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123," the

Company's net income for the three and nine months ended September 25, 2004 and September 27, 2003 would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Reported net income	$25,821	$19,591	$69,715	$59,506
Add: Stock-based employee compensation included in reported net income, net of tax	119	185	1,112	438
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(4,263)	(2,890)	(13,730)	(7,126)

Pro forma net income	$21,677	$16,886	$57,097	$52,818

Reported basic earnings per share	$0.56	$0.43	$1.51	$1.31
Pro forma basic earnings per share	$0.47	$0.37	$1.24	$1.16
Reported diluted earnings per share	$0.51	$0.40	$1.39	$1.22
Pro forma diluted earnings per share	$0.43	$0.35	1.15	$1.09

  Restricted Common Stock and Performance Based Plans

        Under the Company's 2000 Incentive Plan, restricted common stock of the Company may be granted at no cost to officers and key employees. Plan participants are entitled to cash dividends, if declared, and to vote their respective shares. Restrictions limit the sale or transfer of these shares until they vest, which is typically over a three-year period. Upon issuance of restricted stock awards under the plan, unearned compensation equivalent to the market value at the date of grant is charged to shareholders' equity and subsequently amortized to expense over the vesting period. On February 13, 2004, the Company granted 18,700 restricted stock awards and recorded $805 as unearned compensation in shareholders' equity. During the three months ended September 25, 2004 and September 27, 2003, the Company recorded $400 and $300, respectively, and during the nine months ended September 25, 2004 and September 27, 2003, the Company recorded $1,327 and $712, respectively, in compensation expense for restricted stock awards.

        In the first quarter of 2004, the Company's Board of Directors initiated a new performance-based management incentive program (Mid-Term Incentive (MTI) Program), as a carve-out from the shareholder approved 2000 Incentive Plan. For 2004, the MTI Program provides that up to a maximum of 218,000 performance units may be granted to senior executives and certain other key employees of the Company based on achieving financial performance targets for 2006. The MTI Program units, which equal the value of one share of Company stock, will be paid out to participating employees in the form of cash and restricted stock. During the second quarter of 2004, management anticipated that following the merger with Inveresk Research Group, Inc. (Inveresk), the 2006 revenue and operating income targets that trigger the maximum unit payments would likely be achieved. Subsequently, during the third quarter of 2004, management recommended and the Compensation Committee of the Board of Directors agreed to exercise its discretion to increase the MTI targets to include Inveresk's three year projections as set forth in the merger plan presented to the Board of Directors on June 30, 2004.

Therefore, the merger will not trigger any payments under the MTI program. For a participant to be eligible to receive payment for 2004 MTI units, the employee must remain employed with the Company until at least the beginning of 2007. The restricted stock, which requires continued employment beyond 2007, vests over the ensuing two-year period.

        The Company will accrue compensation expense for the 2004 MTI Program obligations over the period the participating employees are required to be employed by the Company. During the three months ended September 25, 2004, the Company reversed $419 of compensation expense for the 2004 MTI Program based on the Compensation Committee's decision as noted above. The reversal resulted in a decrease of $211 in capital in excess of par value in shareholders' equity for the restricted stock portion and $208 in accrued compensation for the cash portion. During the nine months ended September 25, 2004, the Company recorded $897 as compensation expense, of which $451 was recorded as capital in excess of par value and $446 was recorded as accrued compensation. The accrual for the MTI Program is marked to market on a quarterly basis. Accordingly, changes in the market value of Company stock could materially affect this compensation expense.

12. Commitments and Contingencies

        Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

        As of September 25, 2004 and December 27, 2003, the Company had $4,763 and $5,313 under letters of credit outstanding, respectively.

13. Business Segment Information

        The following table presents sales to unaffiliated customers and other financial information by product line segment for the three and nine months ended September 25, 2004 and September 27, 2003.

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Research Models and Services
Net sales	$111,862	$99,079	$338,662	$304,702
Gross margin	47,022	39,165	145,311	127,104
Operating income	35,836	28,866	110,322	97,902
Depreciation and amortization	4,354	3,959	12,640	11,489
Capital expenditures	6,249	3,450	14,196	13,377
Development and Safety Testing
Net sales	$64,164	$52,115	$190,194	$152,981
Gross margin	22,375	17,327	67,535	46,955
Operating income	12,043	8,667	36,320	16,918
Depreciation and amortization	3,725	3,267	10,972	9,793
Capital expenditures	3,538	1,865	7,915	6,392

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Total segment operating income	$47,879	$37,533	$146,642	$114,820
Unallocated corporate overhead	(4,505)	(3,277)	(19,548)	(11,710)

Consolidated operating income	$43,374	$34,256	$127,094	$103,110

        A summary of unallocated corporate overhead consists of the following:

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Restricted stock and performance based compensation expense	$(18)	$300	$2,225	$712
Bonus expense	214	139	2,456	418
Audit, tax and related expenses	746	321	2,892	946
US pension expense	871	1,090	2,612	2,685
Executive officers' salary	396	382	1,195	1,146
Other general unallocated corporate expenses	2,296	1,045	8,168	5,803

	$4,505	$3,277	$19,548	$11,710

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

14. Subsequent Events

        On October 20, 2004, the Company's shareholders approved the merger agreement with Inveresk Research Group, Inc. (Inveresk). The merger strengthens the Company's position as a leading global company providing essential preclinical and clinical drug development services and products. The strategic combination significantly expands the Company's service portfolio and strengthens the Company's global footprint in the growing market for pharmaceutical research and development products and services. Under the terms of the merger agreement, Inveresk shareholders received 0.48 shares of the Company's common stock and $15.15 in cash for each share of Inveresk common stock they own. The purchase price of $1.5 billion consisted of approximately $841 million representing the fair value of the Company's common stock issued, approximately $582 million of cash consideration, the fair value of the Company's stock options exchanged for Inveresk stock options and transaction costs incurred by the Company. The Company utilized approximately $161 million of available cash and $500 million of borrowings under the credit facility for the cash consideration paid to Inveresk shareholders and to pay off Inveresk's existing credit facility of approximately $79 million. As of September 25, 2004, the Company capitalized $5.4 million of legal, deal advisory, accounting and other related service costs associated with the merger. The capitalized costs were recorded in other assets in the condensed consolidated balance sheet.

        On October 15, 2004, the Company entered into a credit agreement which provides for a $400 million term loan facility and a $150 million revolving facility. The term loan facility matures in 20 equal quarterly installments, with the first installment payable December 31, 2004 and the last installment due September 30, 2009. The revolver facility matures on October 20, 2009, and requires no scheduled prepayment before that date. The interest rates applicable to term loans and revolving loans under the credit agreement are, at the Company's option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the adjusted LIBOR rate, in each case plus an interest rate margin based upon the Company's leverage ratio. Based on the leverage ratio of the Company, the margin range for LIBOR-based loans is 1.25% to 1.75%. The credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. The revolving credit agreement entered into on March 31, 2003 was terminated on October 20, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes.

Overview

        We are a global provider of solutions that advance the drug discovery and development process. Our leading edge products and services are designed to enable our clients to bring drugs to market faster and more efficiently. Backed by our rigorous, best-in-class procedures and our proven data collection, analysis and reporting capabilities, our products and services are organized into two categories spanning every step of the drug development pipeline: Research Models and Services (RMS) and Development and Safety Testing (DST). Our customer base includes all of the major pharmaceutical companies, biotechnology companies, governments and many leading hospitals and academic institutions.

        On October 20, 2004, our shareholders approved the merger agreement with Inveresk Research Group, Inc. (Inveresk) for approximately $1.5 billion. The merger strengthens our position as a leading global company providing essential preclinical and clinical drug development services and products. The strategic combination significantly expands our service portfolio and strengthens our global footprint in the growing market for pharmaceutical research and development products and services. The combination with Inveresk creates a company with substantial profitability and strong cash flow, giving us the size and financial stability to support the growing demand for outsourced development services from international pharmaceutical and biotechnology companies. Under the terms of the merger agreement, Inveresk shareholders received 0.48 shares of Charles River common stock and $15.15 in cash for each share of Inveresk common stock they owned.

        Our third quarter sales reflect the continued strong spending by major pharmaceuticals, biotechnology companies and academic institutions on our global products and services which aid in their development of new drugs and products. Total net sales in the third quarter of 2004 were $176.0 million, an increase of 16.4% over the same period last year. Our gross margin increased to 39.4% of net sales in the third quarter of 2004, compared to 37.4% of net sales for the same period last year, due to improved utilization as a result of the increased sales in both the RMS and DST segment. Operating income increased 26.6% to $43.4 million in the third quarter of 2004 from $34.3 million for the same period last year. The operating margin increased to 24.6% in the third quarter of 2004 compared to 22.7% last year. Net income was $25.8 million in the third quarter of 2004, a 31.8% increase compared to $19.6 million for the same period last year. Diluted earnings per share for the third quarter of 2004 were $0.51 compared to $0.40 for the same period last year.

        On a year to date basis, total net sales were $528.9 million, an increase of 15.6% over the same period last year due to growth in both DST and RMS. Our gross margin increased to 40.2% of total net sales, compared to 38.0% of total net sales for the same period last year. Operating income on a year to date basis increased 23.3% over last year. On a year to date basis, the operating margin increased to 24.0% compared to 22.5% for last year. In the first quarter of 2004, we reorganized our European operations to streamline the legal entity structure in order to improve operating efficiency and cash management, facilitate acquisitions and provide tax benefits. The reorganization, which did not involve reductions of personnel or facility closures, resulted in a one-time, non-cash charge to earnings in the first quarter of 2004 of $7.9 million due primarily to the write-off of a deferred tax asset. In light of this reorganization, we reassessed the valuation allowance associated with our foreign tax credit carryforwards and released $2.1 million as a tax benefit. Last year we implemented a cost savings program for our DST segment which resulted in a severance charge of $1.0 million. Net income on a year to date basis was $69.7 million, including the write-off of the deferred tax asset and the reversal of a valuation allowance, compared to $59.5 million for the same period last year.

        Our RMS business segment represented 63.5% of net sales in the third quarter of 2004. Net sales for this segment increased 12.9% over the same period last year. The primary contributors to this growth were price increases and volume with foreign exchange accounting for approximately 3.3% of the increase. We are in the process of adding and evaluating capacity for RMS worldwide. Operating income as a percent of net sales increased to 32.0% compared to 29.1% for last year.

        Sales on a year to date basis for our RMS business segment increased 11.1% over the same period last year. The net sales increase drove an improvement in operating income. Operating income was $110.3 million, an increase of $12.4 million, or 12.7%, for the same period last year. Operating income as a percent of net sales increased to 32.6% compared to 32.1% for last year. Operating income for the nine months ending September 27, 2003 included a favorable litigation settlement of $2.9 million.

        Our DST segment represented 36.5% of net sales in the third quarter of 2004. Sales for this segment increased 23.1% over the same period last year. Our development services business benefited from favorable market conditions which were evident in strong customer demand for services, particularly toxicology services. The market improvement has reduced the excess capacity and moderated the price sensitivity for services in the third quarter. The DST operating margin improved significantly for the third quarter of 2004 to 18.8%, compared to 16.6% for the same period last year. The increase was primarily due to higher sales and improved capacity utilization.

        Sales on a year to date basis for our DST segment increased 24.3% over the same period last year. Operating income increased to 19.1% of net sales through the third quarter of 2004, compared to 11.1% through the third quarter of 2003. Our development services business recovered from the slower demand for toxicology services that we experienced in 2003. We believe the market for toxicology services, which was at a low point during early 2003 has recovered particularly in high-end specialty services. Our efforts to integrate and harmonize the development services business and to focus its sales efforts positioned us to benefit from stronger customer demand for outsourced services, particularly in toxicology. Operating income for the nine months ending September 27, 2003 included an impairment charge of $3.7 million for our contract manufacturing facility and a $1.0 million severance charge.

Three Months Ended September 25, 2004 Compared to Three Months Ended September 27, 2003

        Net Sales.    Net sales for the three months ended September 25, 2004 were $176.0 million, an increase of $24.8 million, or 16.4%, from $151.2 million for the three months ended September 27, 2003. The increase in net sales was primarily due to continued strong spending by pharmaceutical and biotechnology companies for our global products and services. Favorable foreign currency translation contributed approximately 2.5% to our net sales gain.

        Research Models & Services.    For the three months ended September 25, 2004, RMS net sales were $111.9 million, an increase of $12.8 million, or 12.9%, compared to $99.1 million for the three months ended September 27, 2003. RMS prices increased approximately 5%. RMS segment volume increased but was negatively impacted by the loss of a significant contract for contract staffing services in the fourth quarter of 2003. Favorable foreign currency translation contributed approximately 3.3% to our net sales gain.

        Development & Safety Testing.    For the three months ended September 25, 2004, DST net sales were $64.2 million, an increase of $12.1 million, or 23.1%, from $52.1 million for the three months ended September 27, 2003. DST sales increased primarily due to increased customer demand in toxicology services reflecting the overall favorable market conditions. The acquisition of RVF contributed 3.4% to the net sales growth and favorable foreign currency translation contributed approximately 0.9%.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the three months ended September 25, 2004 was $106.6 million, an increase of $11.9 million, or 12.6%, from $94.7 million for the three months ended September 27, 2003. Cost of products sold and services provided for the three months ended September 25, 2004 was 60.6% of net sales, compared to 62.6% for the three months ended September 27, 2003. The decrease in cost of products sold and services provided as a percent of sales was due primarily to increased capacity utilization in DST and RMS.

        Research Models & Services.    Cost of products sold and services provided for RMS for the three months ended September 25, 2004 was $64.8 million, an increase of $4.9 million, or 8.2%, compared to $59.9 million for the three months ended September 27, 2003. Cost of products sold and services provided as a percentage of net sales decreased to 58.0% for the three months ended September 25, 2004 from 60.5% for the three months ended September 27, 2003. The decrease in cost of product sold and services provided as a percentage of net sales was primarily due to improved capacity utilization and greater operating efficiencies.

        Development & Safety Testing.    Cost of products sold and services provided for DST for the three months ended September 25, 2004 was $41.8 million, an increase of $7.0 million, or 20.1%, compared to $34.8 million for the three months ended September 27, 2003. Cost of products sold and services provided for the three months ended September 25, 2004 decreased to 65.1% of net sales compared to 66.8% of net sales for the three months ended September 27, 2003. The decrease in cost of products sold and services provided as a percentage of net sales was due primarily to improved capacity utilization from the increased sales of toxicology services.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended September 25, 2004 were $24.8 million, an increase of $3.8 million, or 18.2%, from $21.0 million for the three months ended September 27, 2003. Selling, general and administrative expenses for the three months ended September 25, 2004 were 14.1% of net sales, compared to 13.9% of net sales for the three months ended September 27, 2003. The increase in selling, general and administrative expenses for the three months ended September 25, 2004 was due primarily to increased professional fees related to compliance with the internal control certification requirements of Sarbanes-Oxley and the Inveresk merger, partially offset by the reversal of the MTI compensation expense.

        Research Models & Services.    Selling, general and administrative expenses for RMS for the three months ended September 25, 2004 were $11.1 million, an increase of $1.0 million, or 10.4%, compared to $10.1 million for the three months ended September 27, 2003. Selling, general and administrative expenses for the three months ended September 25, 2004 decreased to 10.0% of net sales, compared to 10.2% of net sales for the three months ended September 27, 2003. The decrease in selling, general and administrative expenses as a percentage of net sales for the three months ended September 25, 2004 was primarily due to greater economies of scale.

        Development & Safety Testing.    Selling, general and administrative expenses for DST for the three months ended September 25, 2004 were $9.2 million, an increase of $1.6 million, or 20.1%, compared to $7.6 million for the three months ended September 27, 2003. Selling, general and administrative expenses for the three months ended September 25, 2004 were 14.3% of net sales, compared to 14.6% for the three months ended September 27, 2003. The decrease in selling, general and administrative expenses as a percent of sales for the three months ended September 25, 2004 was primarily due to our continued ability to manage costs in line with our sales increase.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various corporate expenses including those associated with pension, executive salaries and departments such as corporate accounting, legal and investor relations, was $4.5 million for the three months ended September 25, 2004, compared to $3.3 million for the three months ended September 27, 2003. The increase in unallocated corporate overhead for the three months ended September 25, 2004 was due mainly to costs associated with increased professional fees related to compliance with the internal control certification requirements of Sarbanes-Oxley and the Inveresk merger, partially offset by the reversal of the MTI compensation expense.

        Amortization of Other Intangibles.    Amortization of other intangibles for the three months ended September 25, 2004 was $1.2 million, which was flat compared to the three months ended September 27, 2003.

        Operating Income.    Operating income for the three months ended September 25, 2004 was $43.4 million, an increase of $9.1 million, or 26.6%, from $34.3 million for the three months ended September 27, 2003. Operating income for the three months ended September 25, 2004 was 24.6% of net sales, compared to 22.7% of net sales for the three months ended September 27, 2003.

        Research Models & Services.    For the three months ended September 25, 2004, operating income from our RMS segment was $35.8 million, an increase of $6.9 million, or 24.1%, from $28.9 million for the three months ended September 27, 2003. Operating income for the three months ended September 25, 2004 increased to 32.0% of net sales, compared to 29.1% of net sales for the three months ended September 27, 2003. The increase in operating income for the three months ended September 25, 2004 was primarily due to increased sales and higher gross margins.

        Development & Safety Testing.    For the three months ended September 25, 2004, operating income from our DST segment was $12.0 million, an increase of $3.3 million, from $8.7 million for the three months ended September 27, 2003. Operating income for the three months ended September 25, 2004 was 18.8% of net sales, compared to 16.6% for the three months ended September 27, 2003. The increase in operating income for the three months ended September 25, 2004 was primarily due to the continued recovery of the market for outsourced development services which resulted in higher sales and greater utilization.

        Interest Expense.    Interest expense for the three months ended September 25, 2004 was $2.1 million, which was essentially flat compared to the three months ended September 27, 2003.

        Income Taxes.    Income tax expense for the three months ended September 25, 2004 was $15.8 million, an increase of $3.3 million compared to $12.5 million last year. Our effective tax rate for the three months ended September 25, 2004 was 37.5% compared to the third quarter rate of 38.5% in 2003, due to the benefit of the reorganization of our European operations.

        Net Income.    Net income for the three months ended September 25, 2004 was $25.8 million, an increase of $6.2 million, or 31.8%, from $19.6 million for the three months ended September 27, 2003.

Nine Months Ended September 25, 2004 Compared to Nine Months Ended September 27, 2003

        Net Sales.    Net sales for the nine months ended September 25, 2004 were $528.9 million, an increase of $71.2 million, or 15.6%, from $457.7 million for the nine months ended September 27, 2003. The increase in net sales was primarily due to continued strong spending by pharmaceutical and biotechnology companies for our global products and services. Favorable foreign currency translation contributed approximately 3.1% to our net sales gain.

        Research Models & Services.    For the nine months ended September 25, 2004, RMS net sales were $338.7 million, an increase of $34.0 million, or 11.1%, compared to $304.7 million for the nine months ended September 27, 2003. RMS prices increased approximately 5%. RMS segment volume increased but was negatively impacted by the following factors: the loss of a significant contract for contract staffing services in the fourth quarter of 2003, the bankruptcy of a biotechnology customer and the merger of two customers in the second quarter of 2003. Net sales to these customers for the nine months ended September 25, 2004 declined by more that $8.0 million from the nine months ended September 27, 2003. Favorable foreign currency translation contributed approximately 4.1% to our net sales gain.

        Development & Safety Testing.    For the nine months ended September 25, 2004, DST net sales were $190.2 million, an increase of $37.2 million, or 24.3%, from $153.0 million for the nine months ended September 27, 2003. DST sales increased in 2004 primarily due to the recovery of our development services business from the slower demand for toxicology services we experienced during 2003. Customer demand has increased from the low point we experienced in the first quarter of 2003. We believe the market capacity is in line with customer demand, moderating price sensitivity. The acquisition of RVF contributed 4.6% to the net sales growth and favorable foreign currency translation contributed approximately 1.2%.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the nine months ended September 25, 2004 was $316.0 million, an increase of $32.4 million, or 11.4%, from $283.6 million for the nine months ended September 27, 2003. Cost of products sold and services provided for the nine months ended September 25, 2004 was 59.8% of net sales, compared to 62.0% for the nine months ended September 27, 2003. The decrease in cost of products sold and services provided as a percent of sales was due primarily to increased capacity utilization in DST and RMS.

        Research Models & Services.    Cost of products sold and services provided for RMS for the nine months ended September 25, 2004 was $193.4 million, an increase of $15.8 million, or 8.9%, compared to $177.6 million for the nine months ended September 27, 2003. Cost of products sold and services provided as a percentage of net sales decreased to 57.1% for the nine months ended September 25, 2004 from 58.3% for the nine months ended September 27, 2003. The decrease in cost of product sold and services provided as a percentage of net sales was primarily due to improved capacity utilization and greater operating efficiencies.

        Development & Safety Testing.    Cost of products sold and services provided for DST for the nine months ended September 25, 2004 was $122.7 million, an increase of $16.7 million, or 15.7%, compared to $106.0 million for the nine months ended September 27, 2003. Cost of products sold and services provided for the nine months ended September 25, 2004 decreased to 64.5% of net sales compared to 69.3% of net sales for the nine months ended September 27, 2003. The decrease in cost of products sold and services provided as a percentage of net sales was due primarily to improved capacity utilization from the increased sales of toxicology services.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the nine months ended September 25, 2004 were $82.2 million, an increase of $15.7 million, or 23.6%, from $66.5 million for the nine months ended September 27, 2003. Selling, general and administrative expenses for the nine months ended September 25, 2004 were 15.5% of net sales, compared to 14.5% of net sales for the nine months ended September 27, 2003. The increase in selling, general and administrative expenses for the nine months ended September 25, 2004 was due primarily to one-time costs associated with the European reorganization, increased bonus and non-cash stock based compensation expense, severance costs in Europe not related to the European reorganization and increased professional fees including compliance with the internal control certification requirements of Sarbanes-Oxley.

        Research Models & Services.    Selling, general and administrative expenses for RMS for the nine months ended September 25, 2004 were $34.9 million, an increase of $3.4 million, or 10.7%, compared to $31.5 million for the nine months ended September 27, 2003. Selling, general and administrative expenses for the nine months ended September 25, 2004 remained flat at 10.3% of net sales, compared to the nine months ended September 27, 2003. The increase in selling, general and administrative expenses for the nine months ended September 25, 2004 was primarily due to severance costs in Europe and the impact of foreign exchange, offset by cost savings due to greater economies of scale.

        Development & Safety Testing.    Selling, general and administrative expenses for DST for the nine months ended September 25, 2004 were $27.7 million, an increase of $4.4 million, or 19.1%, compared to $23.3 million for the nine months ended September 27, 2003. Selling, general and administrative expenses for the nine months ended September 25, 2004 were 14.6% of net sales, compared to 15.2% for the nine months ended September 27, 2003. The decrease in selling, general and administrative expenses as a percent of sales for the nine months ended September 25, 2004 was primarily due to our continued ability to manage costs in line with our sales increase.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various corporate expenses including those associated with pension, executive salaries and departments such as corporate accounting, legal and investor relations, was $19.5 million for the nine months ended September 25, 2004, compared to $11.7 million for the nine months ended September 27, 2003. The increase in unallocated corporate overhead for the nine months ended September 25, 2004 was due to costs associated with the European reorganization, increased bonus and non-cash stock based compensation expense and increased professional fees largely related to our compliance with the internal control certification requirements of Sarbanes-Oxley and the Inveresk merger.

        Other Operating Expenses, Net.    During the first quarter of 2003, we recorded a $3.7 million charge in Development & Safety Testing associated with the closure of a contract manufacturing facility. Also during 2003, our French subsidiaries settled a breach of contract claim they had asserted against a customer. After legal and related expenses, the net settlement amounted to a gain of approximately $2.9 million in Research Models & Services.

        Amortization of Other Intangibles.    Amortization of other intangibles for the nine months ended September 25, 2004 was $3.6 million, which was essentially flat compared to the nine months ended September 27, 2003.

        Operating Income.    Operating income for the nine months ended September 25, 2004 was $127.1 million, an increase of $24.0 million, or 23.3%, from $103.1 million for the nine months ended September 27, 2003. Operating income for the nine months ended September 25, 2004 was 24.0% of net sales, compared to 22.5% of net sales for the nine months ended September 27, 2003.

        Research Models & Services.    For the nine months ended September 25, 2004, operating income from our RMS segment was $110.3 million, an increase of $12.4 million, or 12.7%, from $97.9 million for the nine months ended September 27, 2003. Operating income for the nine months ended September 25, 2004 increased to 32.6% of net sales, compared to 32.1% of net sales for the nine months ended September 27, 2003. The increase in operating income for the nine months ended September 25, 2004 was primarily due to increased sales and higher gross margin partially offset by the prior year gain on the settlement of a breach of contract claim of $2.9 million, or 1.0% of sales.

        Development & Safety Testing.    For the nine months ended September 25, 2004, operating income from our DST segment was $36.3 million, an increase of $19.4 million, more than double the $16.9 million for the nine months ended September 27, 2003. Operating income for the nine months ended September 25, 2004 was 19.1% of net sales, compared to 11.1% for the nine months ended September 27, 2003. The increase in operating income for the nine months ended September 25, 2004 was primarily due to the continued recovery of the market for outsourced development services and the prior year charge associated with the closure of a contract manufacturing facility of $3.7 million, or 2.4% of sales.

        Interest Expense.    Interest expense for the nine months ended September 25, 2004 was $6.3 million, essentially flat compared to the nine months ended September 27, 2003.

        Income Taxes.    Income tax expense for the nine months ended September 25, 2004 was $52.0 million, an increase of $14.1 million compared to $37.9 million last year. Our effective tax rate for the nine months ended September 25, 2004 was 42.2%. Excluding charges associated with the deferred tax write-off and the benefit from the reversal of the valuation allowance, the effective tax rate for the nine months ended September 25, 2004 was 37.5%, compared to the rate of 38.5% for the nine months ended September 27, 2003, due to the benefit of the reorganization of our European operations.

        Net Income.    Net income for the nine months ended September 25, 2004 was $69.7 million, an increase of $10.2 million, or 17.2%, from $59.5 million for the nine months ended September 27, 2003. Net income for the nine months ended September 25, 2004 included charges associated with the write-off of the deferred tax asset of $7.9 million and the benefit from the reversal of a valuation allowance of $2.1 million.

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

        On October 20, 2004, our shareholders approved the merger agreement with Inveresk Research Group, Inc. (Inveresk). The merger strengthens our position as a leading global company providing essential preclinical and clinical drug development services and products. The strategic combination significantly expands our service portfolio and strengthens our global footprint in the growing market for pharmaceutical research and development products and services. Under the terms of the merger agreement, Inveresk shareholders received 0.48 shares of our common stock and $15.15 in cash for each share of Inveresk common stock they own. The purchase price of $1.5 billion consisted of approximately $841 million representing the fair value of our common stock issued, approximately $582 million of cash consideration, the fair value of our stock options exchanged for Inveresk stock options and transaction costs incurred by us. We utilized approximately $161 million of available cash and $500 million of borrowings under the credit facility for the cash consideration paid to Inveresk shareholders and to pay off Inveresk's existing credit facility of approximately $79 million. As of September 25, 2004, we capitalized $5.4 million of legal, deal advisory, accounting and other related service costs associated with the merger. The capitalized costs were recorded in other assets in the condensed consolidated balance sheet.

        On October 15, 2004, we entered into a credit agreement which provides for a $400 million term loan facility and a $150 million revolving facility. The term loan facility matures in 20 equal quarterly installments, with the first installment payable December 31, 2004 and the last installment due September 30, 2009. The revolver facility matures on October 20, 2009, and requires no scheduled prepayment before that date. The interest rates applicable to term loans and revolving loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the adjusted LIBOR rate, in each case plus an interest rate margin based upon our leverage ratio. Based on our leverage ratio, the margin range for LIBOR-based loans is 1.25% to 1.75%. The credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. The revolving credit agreement entered into on March 31, 2003 was terminated on October 20, 2004.

        On January 8, 2004, we acquired River Valley Farms, Inc. (RVF), a privately held medical device contract research business. Consideration, including acquisition expenses, was $17.0 million, net of cash acquired of $0.3 million. RVF was acquired to strengthen the service offerings of our DST segment.

        On March 31, 2003, we entered into a revolving credit agreement which matures on March 31, 2006. The agreement permits us to borrow up to $100.0 million at an interest rate based on, at the Company's option, the greater of either the Prime Rate, the Base CD Rate plus 1%, and the Federal Funds Effective Rate plus 0.5%, or LIBOR multiplied by the Statutory Reserve Rate plus a spread of 1.25% to 2.50% based on our leverage ratio and the aggregate borrowing under the revolving credit agreement. Interest is payable based on our selected interest rate, which ranges from monthly to semi-annually. The credit agreement requires us to pay a quarterly commitment fee which ranges from 25 through 50 basis points on the undrawn balance based on our leverage ratio. The agreement also requires us to remain in compliance with certain financial ratios as well as other restrictive covenants. Some of the restrictive covenants limit our ability to acquire companies, increase our debt and pay dividends. The revolving credit agreement will be terminated upon closing of the Inveresk transaction. There were no amounts outstanding under the credit agreement as of September 25, 2004. This credit agreement was cancelled on October 20, 2004.

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

        Cash and cash equivalents totaled $259.4 million at September 25, 2004, compared to $182.3 million at December 27, 2003.

        Net cash provided by operating activities for the nine months ended September 25, 2004 and September 27, 2003 was $110.2 million and $84.5 million, respectively. The increase in cash provided by operating activities was primarily due to increased net income, the non-cash write-off of the deferred tax asset in the first quarter and increased accrued compensation. Our days sales outstanding improved to 66 days as of September 25, 2004 compared to 67 days as of December 27, 2003, but increased from 65 days as of September 27, 2003.

        Net cash used in investing activities for the nine months ended September 25, 2004 and September 27, 2003 was $39.9 million and $45.6 million, respectively. For the nine months ended September 25, 2004, we used $22.1 million for capital expenditures and $17.0 million to acquire RVF. This compared to 2003 during which we paid $10.8 million for the acquisition of an additional 19% of the equity of Charles River Japan and $19.8 million for capital expenditures. In 2004, we made capital expenditures in RMS and DST which were $14.2 million and $7.9 million, respectively. We anticipate that future capital expenditures will be funded by cash provided by operating activities. For fiscal 2004, we project capital expenditure to be approximately $40 million.

        Net cash provided by financing activities for the nine months ended September 25, 2004 and September 27, 2003 was $8.1 million and $1.5 million, respectively. Proceeds from exercises of employee stock options amounted to $10.7 million and $2.5 million for the nine months ended September 25, 2004 and September 27, 2003, respectively. During the first quarter of 2004, we borrowed and repaid $94.0 million as part of our European reorganization. In 2003, payments on long term debt and capital lease obligations were ($6.1) million and proceeds were $6.8 million for the nine months ended September 27, 2003.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements during the nine months ended September 25, 2004.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        Certain of our financial instruments are subject to market risks, including interest rate risk and foreign currency exchange rates. We generally do not use financial instruments for trading or other speculative purposes.

  Interest Rate Risk

        The fair value of our marketable securities is subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 100 basis points from levels at September 25, 2004, then the fair value of the portfolio would decline by approximately $0.1 million.

        On October 15, 2004, We entered into a credit agreement which provides for a $400 million term loan facility and a $150 million revolving facility. Our primary interest rate exposure results from changes in LIBOR or the base rate which are used to determine the applicable interest rates under our term loan and revolving credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $5 million on a pre-tax basis.

        The fair value of long-term fixed interest rate debt is subject to interest rate risk. In addition, the fair value of our senior convertible debentures would be impacted by our stock price. The estimated fair value of our long-term debt at September 25, 2004 was $227.5 million. Fair values were determined from available market prices, using current interest rates and terms to maturity.

        Our senior convertible debentures accrue interest at an initial rate of 3.5%, which will be reset (but not below the initial rate of 3.5% or above 5.25%) on August 1, 2007, August 1, 2012 and August 1, 2016. Fluctuations in interest rates will not affect the interest payable on the senior convertible debentures, which is fixed through August 1, 2007.

  Foreign Currency Exchange Rate

        We also have exposures to some foreign currency exchange rate fluctuations for the cash flows received from our foreign affiliates. This risk is mitigated by the fact that their operations are principally conducted in their respective local currencies. With the closing of the Inveresk merger, a portion of our revenue will be denominated in U.S. dollars with the costs in their respective local currencies.

Item 4. Controls and Procedures

        Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of September 25, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 25, 2004 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 6. Exhibits

  Exhibits.

2.1	Agreement and Plan of Merger, dated as of June 30, 2004, among Charles River Laboratories International, Inc., Inveresk Research Group, Inc., Indigo Merger I Corp., and Indigo Merger II Corp. (1)
10.1	Agreement and Plan of Merger, dated as of June 30, 2004, among Charles River Laboratories International, Inc., Inveresk Research Group, Inc., Indigo Merger I Corp., and Indigo Merger II Corp. (1)
10.2	Senior Secured Credit Facilities Commitment Letter, dated June 30, 2004, among Charles River Laboratories International Inc., J.P. Morgan Securities Inc., JPMorgan Chase Bank and Credit Suisse First Boston. (2)
10.3	Form of Award Agreement under 2000 Incentive Plan. Filed herewith.
10.4	Form of Restricted Stock Award Agreement under 2000 Incentive Plan. Filed herewith.
10.5	Mid-Term Incentive Plan. Filed herewith.
10.6	Mid-Term Incentive Plan Agreement. Filed herewith.
10.7	Consulting Agreement, dated August 18, 2004, entered into by Charles River Laboratories International, Inc. and Mr. Dennis R. Shaughnessy. Filed herewith.
10.8	Credit Agreement, dated as of October 15, 2004, among Charles River Laboratories International, Inc., the lenders party thereto, JPMorgan Chase Bank, as administrative agent, Credit Suisse First Boston, Cayman Islands Branch, as syndicated agent, and Fleet National Bank, Citizens Bank of Massachusetts and Wachovia Bank, National Association, as co-documentation agents. (3)
10.9	Inveresk Research Group, Inc. 2002 Stock Option and Incentive Compensation Plan (Amended and Restated as of May 4, 2004). (4)
10.10	Inveresk Research Group, Inc. 2002 Non-Employee Directors Stock Option Plan. (4)
10.11	Form of Canadian Option Agreement. Filed herewith.
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Filed herewith.
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Filed herewith.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Filed herewith.

(1)
Previously filed as an exhibit to the Company's Current Report on Form 8-K, filed July 1, 2004.

(2)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, filed August 4, 2004.

(3)
Previously filed as an exhibit to the Company's Current Report on Form 8-K, filed October 20, 2004.

(4)
Previously filed as an exhibit to the Company's Registration Statement on Form S-8, filed October 20, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
October 29, 2004	/s/ JAMES C. FOSTER James C. Foster Chairman, Chief Executive Officer and President
October 29, 2004	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Senior Vice President and Chief Financial Officer