Form 10-K
period 2004-12-25
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2005-03-09
CIK 1100682

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 25, 2004
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

        On June 25, 2004, the aggregate market value of the Registrant's voting common stock held by non-affiliates of the Registrant was approximately $2,150,196,678.

        As of March 1, 2005, there were outstanding 66,109,790 shares of the Registrant's common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders scheduled to be held on May 9, 2005 (the "2005 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after December 25, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2005 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Item		Page
	PART I
1	Business	1
2	Properties	18
3	Legal Proceedings	18
4	Submission of Matters to a Vote of Security Holders	18
	Supplementary Item. Executive Officers of the Registrant pursuant to Instruction 3 to Item 401 (b) of Regulation S-K	18
	PART II
5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
6	Selected Consolidated Financial Data	22
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
7A	Quantitative and Qualitative Disclosures About Market Risk	36
8	Financial Statements and Supplementary Data	37
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	87
9A	Controls and Procedures	87
9B	Other Information	87
	PART III
10	Directors and Executive Officers of the Registrant	87
11	Executive Compensation	88
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	88
13	Certain Relationships and Related Transactions	88
14	Principal Accountant Fees and Services	88
	PART IV
15	Exhibits and Financial Statement Schedules	88

PART I

Item 1. Business

General

        This Annual Report on Form 10-K (Form 10-K), contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. (Charles River) that are based on current expectations, estimates, forecasts, and projections about the industries in which Charles River operates and the beliefs and assumptions of the management of Charles River. Words such as "expect," "anticipate," "target," "goal," "project," "intend," "plan," "believe," "seek," "estimate," and other similar expressions are intended to identify such forward-looking statements. These forward-looking statements are predictions of future events or trends and are not statement of historical matters. These statements are based on current expectations and beliefs of Charles River and involve a number of risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K under the section entitled "Risks Related to Our Business and Industry." Except to the extent required by applicable law or regulation, Charles River undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Corporate History

        Charles River has been in business since 1947 and has undergone several business structure changes over the years. Charles River Laboratories International, Inc. was incorporated in 1994. In 2000, we completed our initial public offering of Charles River Laboratories International, Inc. Our stock is traded on the New York Stock Exchange under the symbol "CRL "and is included in the Standard & Poor's S&P MidCap 400 Index. We are headquartered in Wilmington, Massachusetts. Our headquarters mailing address is 251 Ballardvale St., Wilmington, MA 01887, and the telephone number at that location is (978) 658-6000. Our Internet site is www.criver.com. Material contained on our Internet site is not incorporated by reference into this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to "Charles River," "we," "us" or "our" refer to Charles River Laboratories International, Inc. and its subsidiaries.

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

Overview

        We are a leading global provider of solutions that advance the drug discovery and development process. We provide the animal research models required in research and development for new drugs, devices and therapies and have been in this business for more than 55 years. For over a decade, we have built upon our research model technologies to develop a diverse and growing portfolio of products and services. Our wide array of tools and services enables our customers to reduce costs, increase speed and enhance their productivity and effectiveness in drug and medical device discovery and development. Our customer base includes major pharmaceutical, biotechnology, and medical device companies, as well as many government agencies, leading hospitals and academic institutions throughout the world. We currently operate over 100 facilities in 20 countries worldwide. Our products and services, supported by our global infrastructure and deep scientific expertise, enable our customers to meet many of the challenges of early-stage life sciences research, a large and growing market. In 2004, our net sales were $766.9 million and our operating income was $160.3 million which includes the nine weeks in the year during which Inveresk was owned by us.

        In October 2004, we acquired Inveresk Research Group, Inc. (Inveresk), which significantly expanded our overall size and the breadth of the products and services that we offer, and strengthened our global footprint in the growing market for pharmaceutical research and development products and services. The addition of Inveresk brought a number of highly complementary service offerings and expanded our geographic reach. The expanded global footprint, with added strength in key markets such as the United States, Canada, Europe and Japan, better aligns us with our key pharmaceutical and biotechnology customers, who are increasingly seeking to outsource more of their preclinical and clinical research and development efforts and are seeking full service, global partners.

        Prior to the acquisition, Inveresk was a publicly-traded company and a leading provider of drug development services to companies in the pharmaceutical and biotechnology industries. Through its preclinical and clinical business segments, it offered a broad range of drug development services, including preclinical safety and pharmacology evaluation services, laboratory sciences services and clinical development services. This acquisition broadened our portfolio of high-end products and services including general toxicology, specialty infusion and inhalation toxicology and clinical services.

        As part of the integration of Inveresk's business operations, in the fourth quarter of 2004, we changed our business reporting segments. We now have three reporting segments: Research Models and Services (RMS), Preclinical Services (formerly our DST segment), which is a combination of Inveresk's preclinical business with our legacy preclinical business, and Clinical Services. We have moved our in vitro business out of our Preclinical Services segment to our RMS segment. We believe that the new business segments better reflect our results of operations and facilitate understanding of our business. The changes in segment presentation have no effect on our consolidated revenues or net income. Prior year segment information included in this Form 10-K has been restated to reflect this change.

  Research Models and Services (RMS)

        With 20 facilities on three continents, we have continued to maintain our position as the global leader in the production and sale of research models, principally genetically and virally defined purpose-bred rats and mice, and have been supplying research models since 1947. We also provide a variety of related services that are designed to assist our customers in screening drug candidates. RMS accounted for 62.2% of total net sales in 2004.

        Research Models.    A significant portion of this business is comprised of the commercial production and sale of animal research models, principally purpose-bred rats, mice and other rodents for use by researchers. Our research models include genetically defined models and models with compromised immune systems, which are increasingly in demand as early-stage research tools. The Food and Drug Administration (FDA) and foreign regulatory bodies typically require the safety and efficacy of new drug candidates and many medical devices to be tested on research models like ours prior to testing in humans. As a result, our research models are an essential part of the drug discovery and development process. Our research models are bred and maintained in barrier rooms which are designed to ensure that the animals are free of specific viral and bacterial agents and other contaminants that can disrupt research operations and distort results. With our barrier room production capabilities we are able to deliver consistently high quality research models worldwide. We also provide larger animal models to the research community, principally for use in their drug development and testing studies.

        Our small research models include:

  •
  outbred animals, which are genetically heterogeneous;

  •
  inbred animals, which are genetically identical;

  •
  other genetically-modified research models;

  •
  hybrid animals, which are the offspring of two different inbred parents;

  •
  spontaneous mutant animals, which contain a naturally-occurring genetic mutation (such as immune deficiency); and

  •
  new types of models including knock-out models with one or more disabled genes and transgenic animals, which contain genetic material transferred from a different species.

        We offer one of the largest selections of small animal models and provide our customers with high-volume and high-quality production. Our rats, mice and other rodent species have been and continue to be some of the most extensively used research models in the world, largely as a result of our continuous commitment to innovation and quality in the breeding process. We provide our small animal models to numerous customers around the world, including most pharmaceutical companies, major biotechnology companies, many government agencies, and leading hospital and academic institutions. Since 2001, we have been offering new and proprietary, disease-specific rat models used to find new treatments for diseases such as diabetes, obesity, cardiovascular and kidney disease.

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

        RMS also offers services designed to assist our customers in screening drug candidates faster by providing a variety of services related to genetically-defined research models for in-house research and by implementing efficacy screening protocols to improve the customer's drug evaluation process. These services, initiated in 1995, address the growing need among pharmaceutical and biotechnology companies to outsource the non-core aspects of their drug discovery activities. These services capitalize on the technologies and relationships developed through our research model business. We currently offer five major categories of research models products and services: transgenic services, laboratory services, consulting and staffing services, vaccine support and in vitro technology services.

        Transgenic Services.    In this area of our business, we assist our customers in validating, maintaining, improving, breeding and testing research models purchased or created by them for biomedical research activities. While the creation of a transgenic model can be a critical scientific event, it is only the first step in the discovery process. Productive utilization of research models requires significant additional technical expertise. We provide transgenic breeding expertise, model characterization and colony development, genetic characterization, phenotyping, quarantine, embryo cryopreservation, embryo transfer and health and genetic monitoring. We provide these services to nearly 200 laboratories around the world from pharmaceutical and biotechnology companies to hospitals and universities. We maintain more than 1,000 different types of naturally occurring or experimentally manipulated research models for our customers. We expect that the demand for our services will grow as the use of genetically modified research models continues to grow within the research community. In order to meet the growing demand for these services, we are adding capacity in Europe and Japan in 2005.

        Laboratory Services.    We assist our customers in monitoring and analyzing the health and genetics of the research models used in their research protocols. We developed this capability internally by building upon the scientific foundation created by the diagnostic laboratory needs of our research model business. Depending upon a customer's needs, we may serve as its sole-source testing laboratory, or as an alternative source supporting its internal laboratory capabilities. We believe that the continued growth in development and characterization and utilization of specific disease models and genetically engineered models, such as transgenic models, will drive our future growth as the reference laboratory of choice for health and genetic testing of laboratory animals.

        Consulting and Staffing Services.    Building upon our core capability as a leading provider of high-quality research models, we manage animal care operations on behalf of government and academic organizations, as well as commercial customers in the biotechnology and related sectors. Demand for our services reflects the growing necessity of these large institutions to outsource internal functions or activities that are not critical to the core scientific innovation process. In addition, we believe that our expertise in animal care and facility operations enhances the productivity and quality of our customers' animal care and use programs. This area leads to additional opportunities for us to provide other products and services to our customers. Site management does not typically require us to make any incremental investment, thereby generating a favorable return on deployed assets.

        Vaccine Support.    We are the global leader for the supply of specific pathogen-free, or SPF, chickens and fertile chicken eggs. SPF chicken embryos are used by animal health companies as self-contained "bioreactors" for the manufacture of live and inactivated viruses. These viruses are used as a raw material primarily in poultry, as well as human vaccine, applications. The production of SPF eggs is done under biosecure conditions, similar in many ways to our research model production. We have a worldwide presence that includes several SPF egg production facilities in the United States, as well as facilities in Germany and Australia, and a joint venture in Mexico. We also operate a specialized avian laboratory in the United States, which provides in-house testing and support services to our customers.

        In Vitro Technology.    Our in vitro business provides non-animal, or in vitro, methods for testing the safety of drugs and medical devices. We are committed to being the leader in providing our customers with in vitro alternatives as these methods become scientifically validated and commercially feasible. Our in vitro technology business produces and distributes test kits, reagents, software, accessories, instruments and associated services to pharmaceutical and biotechnology companies for medical devices and other products worldwide. We are a market leader in endotoxin testing, which is used for quality control testing of injectable drugs and medical devices, their components and the processes under which they are manufactured, for the presence of endotoxins. Quality control testing for endotoxin contamination by our customers is an FDA requirement for injectable drugs and medical devices. Endotoxin testing uses a processed extract from the blood of the horseshoe crab, known as limulus amebocyte lysate (LAL). The LAL test is the first and only major FDA-validated in vitro alternative to an animal model test for endotoxin detection in pharmaceutical and medical device manufacturing. The process of extracting blood is generally not harmful to the crabs, which are subsequently returned to their natural ocean environment. Our Endosafe Portable Testing System (Endosafe®-PTS) is a portable endotoxin testing platform which allows endotoxin testing in the field, affording researchers accurate and timely results. We are currently pursuing FDA approval of our PTS system.

  Preclinical Services

        Discovery represents the earliest stages of research and development in the life sciences, directed to the identification, screening and selection of a lead compound for future drug development.

Discovery is followed by development activities, which are directed at demonstrating the safety and efficacy of the selected drug candidates. During the preclinical stage of the development process, the drug candidate is tested in vitro (in a test tube) and in vivo (in research models) generally over a one to three-year period. Discovery and development represent most of the preclinical activities in drug development. The development services portion of our preclinical business segment enables our customers to outsource their non-core drug development activities to us. These activities are typically required for support of the regulatory filings necessary to obtain FDA approval. The demand for these services is driven by the biotechnology and pharmaceutical industries' trends to outsource certain preclinical drug discovery and development activities.

        We are one of the two largest providers of preclinical services worldwide, with market leading positions in general and specialty toxicology, with facilities in the United States, Canada and Europe. The Preclinical Services segment combines our previously called development and safety testing business with Inveresk's preclinical testing business and represented 34.7% of our total net sales in 2004. With the consolidation of Inveresk for a full year, we believe that our Preclinical Services segment will represent a larger share of total sales in 2005. We currently offer preclinical services in the following main areas of drug discovery and development:

        General and Specialty Toxicology.    Our team of scientists, including toxicologists, pathologists, and regulatory specialists, designs and performs general and highly specialized studies to evaluate the safety and toxicity of new pharmaceutical compounds, industrial chemicals, food additives, agrochemicals and other materials. We are an industry leader in the fields of reproductive and developmental toxicology, photobiology, infusion and inhalation toxicology, and other specialty toxicological assessments. We also perform immunotoxicology studies designed to detect, in vitro, the effects of a pharmaceutical on the human immune systems.

        Pathology Services.    In the drug development process, the ability to identify and characterize pathologic changes within tissues and cells is critical in determining the safety of a new compound. We employ highly trained pathologists who use state-of-the-art techniques to identify pathology within tissues and cells, as well as at the molecular level. Frequently, decisions regarding continued product development are dependent on these pathology findings.

        Interventional and Surgical Services (ISS).    Many sophisticated drugs are designed to be administered directly to a precise location within the body using surgical, or "invasive," techniques. The development of these and certain other drugs requires the use of surgical techniques to administer a drug, or to observe its effects in various tissues. Our ISS group offers extensive capabilities in this area, and has collaborated with world-renowned experts in the fields of cardiology, inflammation, and pathology at leading academic institutions. Our ISS unit also provides a wide variety of medical device testing services from prototype feasibility testing to long-term GLP, or good laboratory practices, studies, primarily in large research models. The FDA requires companies introducing medical devices to test the biocompatibility of any new materials that have not previously been approved for contact with human tissue. Our services include cardiovascular surgery, biomaterial reactivity studies, orthopedic studies and related laboratory services. We maintain state-of-the-art surgical suites where our skilled professional staff implement custom surgery protocols provided by our customers. In January 2004, we expanded our business in this area with the acquisition of River Valley Farms, a medical device contract research business located near Minneapolis, Minnesota.

        Biopharmaceutical Services.    We provide specialized non-clinical quality control testing that is frequently outsourced by both pharmaceutical and biotechnology companies. These services allow our customers to determine if the human protein drug candidates, or the process for manufacturing those products, are essentially free of residual biological materials. The bulk of this testing work is required by the FDA for obtaining new drug approval, maintaining an FDA-licensed manufacturing facility or releasing approved products for use in patients. Our scientific staff consults with customers in the areas of process development, validation, manufacturing scale-up and biological testing. Inveresk added European capabilities.

        Pharmacokinetic and Metabolic Analysis.    Our scientists conduct metabolic studies to reveal how drugs are broken down, absorbed and eliminated from certain organs, tissues and the circulatory systems in multiple species. In addition, we have extensive capabilities and resources which can be directed towards assessing, both in vivo and in vitro, the pharmacokinetic compounds in lead optimization studies. These studies can be performed as part of the drug screening process to help discover and nominate lead compounds, as well as later in the development process to provide information regarding safety and efficacy.

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

  Clinical Services

        The clinical market represents a new market and growth opportunity for us. With the acquisition of Inveresk in October 2004, we acquired a Phase I-IV business, which includes a premier European Phase I clinic and an established international capability to manage Phase II-IV studies. Inveresk's clinical development business was established in 1988. It presently employs approximately 1,000 people and operates from 13 facilities located across the United States and Europe. The Clinical Services segment accounted for approximately 3.2% of our total net sales in 2004. With the consolidation of Inveresk for a full year, we believe that the Clinical Services segment will represent a larger share of total sales in 2005.

  Phase I Trials in Patients and Special Populations

        The 62-bed clinic in Edinburgh, Scotland, conducts a wide range of Phase I clinical trials designed to move lead pharmaceutical candidates rapidly from preclinical development through Phase I tolerability assessment to explore human pharmacology. This facility is in close proximity to one of our laboratory sciences facilities, which is responsible for performing the analysis of biological samples generated by our Phase I clinic, guaranteeing fast response times. All of our volunteers go through an intensive screening process to ensure suitability for our studies. Our Phase I clinic can conduct all types of studies and has experience across a wide range of therapeutic areas. We can undertake special population studies in groups such as the elderly, post-menopausal women or patients with specific diagnoses such as asthma or hyper lipidemia disease. Additionally, we conduct Phase I trials in patients for specific indications at investigational sites throughout the United States.

        Earlier in 2004, the European Union attempted to harmonize clinical trial processes between the United States and the European Union. While the process, known as the European Clinical Trial Directive, is likely to ultimately improve the environment for clinical trials in Europe, it led to a slowdown in business from the United States due to an increase in time to initiate Phase I trials by U.S. companies in Europe as U.S. drug companies awaited regulatory clarity prior to initiating new trials. Ultimately, we expect business to return to pre-Directive levels. In the meantime, we have signed business from clients in Europe and Japan which has replaced the U.S. business.

Phase II-IV Clinical Development and Regulatory Support

        From our 13 offices worldwide and business operations in more than 20 countries, we manage every aspect of clinical trials from clinical development plans and protocol design to New Drug Applications (NDAs) and post-marketing surveillance. We provide a comprehensive range of services as either a full-service package or as individual stand-alone services. In addition to conducting single site studies in many parts of the world, we have a proven track record of managing large international multi-center trials culminating in regulatory filings. We have supported studies in over 25 countries. Our clinical trials management services include: strategy development; study design; investigator recruitment; project management; quality assurance; patient recruitment; study monitoring; clinical data management; biostatistical analysis; medical research and consulting; post-marketing/Phase IV studies; and services related to switching product classifications from "prescription only" to "over-the-counter."

        We also have significant expertise in conducting patient and other outcomes registries, such as pregnancy registries, on behalf of the pharmaceutical industry, as well as regulatory support. Before a product can be launched in any country, it must be approved by the regulatory agency in that particular country. We offer comprehensive global regulatory product registration services at all stages of development for pharmaceutical and biotechnology products and have particular expertise with the regulations in Europe and North America. Through this service, we help our clients determine the feasibility of developing a particular product or product line.

Our Strategy

        Our business is primarily driven by the continued growth of research and development spending by pharmaceutical, biotechnology and medical device companies, the federal government and academic institutions and of outsourced services. According to the Pharmaceutical Research and Manufactures of America (PHRMA) 2003 study, it takes 8 to 14 years and costs approximately $1 billion to bring a new drug to market. As the pressure to develop new drugs increases for these industries, so does the pressure to contain costs, implement research in multiple countries simultaneously and identify, hire and retain a breadth of experienced experts. In order to facilitate and speed their research, our pharmaceutical and biotechnology customers have increasingly outsourced services which can be provided by high-quality service providers like Charles River. Outsourcing allows our customers to concentrate their resources on the basic drug development which only they can do, while continuing to advance their most promising products through the development pipeline. These trends, both of which we expect to continue to grow, create opportunities for companies such as ours that can help speed the drug discovery and development process. Our strategy is to capitalize on these opportunities by continuing to build our portfolio of high end, value-added products and services through internal development, joint ventures, partnerships and acquisitions.

        We intend to continue to broaden the scope of our products and services. Primarily through acquisitions and alliances, we have improved our ability to offer new services that complement our existing drug discovery and development businesses. Over the past decade, we have completed 24 acquisitions and alliances that have contributed to our financial results. Several of our operations began as platform acquisitions, which we were able to grow by developing and marketing the acquired products or services to our extensive global customer base. We intend to further pursue strategic platform acquisitions to drive our long-term growth. We believe our approach to acquisitions is a disciplined one that seeks to focus on businesses that are a sound strategic fit and that offer the prospect of enhancing stockholder value. This strategy may include geographic expansion of an existing core service, strengthening of one of our core services or the addition of a new product or service.

        We believe that we are well positioned to exploit both existing and new outsourcing opportunities. We intend to focus our marketing efforts on stimulating demand for further outsourcing to gain additional market share. We also intend to expand our opportunities by continuing to increase our international presence.

Customers

        Our customers continue to consist primarily of large pharmaceutical companies, as well as biotechnology, animal health, medical device and diagnostic companies, hospitals, academic institutions, government agencies and other life sciences companies. We have many long-term, stable relationships with our customers. During 2004, no single commercial customer accounted for more than 5% of our total net sales.

        For information regarding net sales and long-lived assets attributable to each of our business segments for the last three fiscal years, please see Note 16 included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. For information regarding net sales and long-lived assets attributable to operations in the United States, Europe, Japan and other countries for each of the last three fiscal years, please review Note 16 included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Sales, Marketing and Customer Support

        We sell our products and services principally through our direct sales force, the majority of whom work in the United States, with the balance working in Europe and Japan. The direct sales force is supplemented by a network of international distributors for our products businesses. Our primary promotional activities include organizing scientific symposia, publishing scientific papers, making presentations and participating at scientific conferences and trade shows in North America, Europe and Japan. We supplement these scientifically based marketing activities with trade advertising, direct mail, newsletters and our web site.

        Our internal marketing/product management teams support the field sales staff while developing and implementing programs to create close working relationships with customers in the biomedical research industry. We maintain customer service, technical assistance and consulting service departments, which address both our customers' routine and more specialized needs. We frequently assist our customers in solving problems related to animal husbandry, health and genetics, biosecurity, preclinical and clinical study design, regulatory consulting, protocol development and other areas in which our expertise is recognized as a valuable customer resource.

Research and Development

        We do not maintain a fully dedicated research and development staff and therefore, have not had any significant research and development costs in any of the past three fiscal years. Our approach to developing new products or services is to extend our base technologies into new applications and fields, and in some instances to license or acquire technologies to serve as platforms for the development of new businesses that service our existing customer base. Our research and development focus is principally on developing projects that improve our productivity or processes.

Industry Support and Animal Welfare

        One of our core values is a concern for and commitment to animal welfare. We have been in the forefront of animal welfare improvements in our industry, and continue to demonstrate our commitment with special recognition programs for employees who demonstrate an extraordinary commitment in this critical area of our business. We created our own Human Care Initiative, which is directed by our Animal Welfare and Training Group. The goal of the initiative is to assure that we continue as a worldwide leader in the humane care of laboratory animals. Laboratory animals are an important resource that further our knowledge of living systems and contribute to the discovery of life-saving drugs and procedures. We work hand-in-hand with the scientific community to understand how living conditions, handling procedures and stress play an important role in the quality and efficiency of research. As animal caregivers and researchers, we are responsible to our clients and the public for the health and well being of the animals in our care.

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

Employees

        As of December 25, 2004, we had approximately 8,000 employees, including more than 500 science professionals with advanced degrees including D.V.M.s, Ph.D.s and M.D.s. Our employees are not unionized in the United States, although employees are unionized at some of our European facilities, consistent with local customs for our industry. Our annual satisfaction surveys indicate that we have a good relationship with our employees.

Backlog

        Our backlog for Preclinical Services and Clinical Services was approximately $425.0 million at December 25, 2004. We do not report backlog for the RMS segment because turnaround time from order placement to fulfillment, both for products and services, is fairly rapid. Our preclinical and clinical services are performed over varying times, from a short period of time to extended periods of time, which may be as long as several years. We maintain an order backlog for these segments to track anticipated revenue from studies and projects that either have not started, but are anticipated to begin in the near future, or are in process and have not been completed. We only recognize a study or project in backlog after we have received written evidence of a customer's intention to proceed with a study or project. Cancelled studies or projects are removed from backlog.

        We believe our aggregate backlog as of any date is not necessarily an indicator of our future results for a variety of reasons. First, studies vary in duration. For instance, some studies that are included in 2004 backlog may be completed in 2005, while others may be completed in later years. Second, the scope of studies may change, which may either increase or decrease their value. Third, studies included in backlog may be subject to bonus or penalty payments. Fourth, studies may be terminated or delayed at any time by the client or regulatory authorities. Terminations or delays can result from a number of reasons. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study has been made.

Competition

        Our strategy is to become a leader in each of the markets in which we participate. We compete in the marketplace on the basis of quality, reputation and availability, supported by our international presence with strategically located facilities.

        The competitive landscape for our three business segments varies. For RMS, our main competitors include three smaller competitors in North America, several smaller competitors in Europe, and two smaller competitors in Japan. Of our main United States competitors, two are privately-held businesses and the third is a government-funded, not-for-profit institution. We believe that none of our competitors in RMS has our comparable global reach, financial strength, breadth of product and services offerings and pharmaceutical and biotechnology industry relationships.

        Both our preclinical and clinical businesses compete primarily with in-house departments of pharmaceutical companies, other drug development services organizations, universities and teaching hospitals. We believe we are one of the two largest providers of preclinical services in the world, based on net service revenue. Our commercial competitors for preclinical services are both publicly-held and privately-owned companies. The clinical development services market is highly fragmented, with participants ranging from hundreds of small, limited-service providers to a few full service drug development services organizations with global operations. We believe that we compete for clinical services business with a number of publicly-traded and privately-owned companies.

Regulatory Matters

        The Animal Welfare Act (AWA) governs the treatment of particular species intended for use in research. The AWA imposes a wide variety of specific regulations on producers and users of these species, most notably cage size, shipping conditions, sanitation and environmental enrichment methods. We comply with licensing and registration requirement standards set by the United States Department of Agriculture (USDA) for handling regulated species, including breeding, research use, maintenance and transportation. However, rats, mice and chickens bred for research are not regulated under the AWA. Congress recently adopted legislation which permanently excludes these species from regulation under the AWA. As a result, most of our United States small animal research model activities and our vaccine support services operations are not subject to regulation under the AWA. Our animal production facilities in the U.S. are accredited by The Association for Assessment and Accreditation of Laboratory Animal Care International (AAALAC), a highly regarded member association which maintains standards that often exceed those of the USDA. Portions of our preclinical business are also generally regulated by the USDA.

        Our foreign animal import facilities are subject to a variety of national, regional, and local laws and regulations, which establish the standards for the humane treatment, care and handling of animals by dealers and research facilities. Our animal import facilities maintain the certificates, licenses, detailed standard operating procedures and other documentation necessary to comply with applicable regulations for the humane treatment of the animals in our custody.

        Our laboratory services are subject to various regulatory requirements designed to ensure the quality and integrity of the development processes. The industry standards for conducting preclinical laboratory testing are embodied in the Good Laboratory Practices (GLP) and Good Manufacturing Practice (GMP) regulations. The standards of GLP and GMP are required by the FDA, the U.S. Environmental Protection Agency, the Department of Health in the United Kingdom, the Health Protection Branch of Health Canada, the Japanese Ministry of Health and Welfare, the European Agency for the Evaluation of Medicinal Products and similar regulatory authorities in other parts of the world. GLP and GMP stipulate requirements for facilities, equipment and professional staff. The regulations require standardized procedures for conducting studies, including procedures for recording and reporting data and for managing study materials and records. To help satisfy our compliance obligations, we have established quality assurance and quality control systems at our laboratories that monitor ongoing compliance with GLP and GMP regulations and the Clinical Laboratory Improvement Amendments, as applicable, by auditing development data and conducting inspections of development procedures. In addition, we have obtained FDA approval to conduct Stability and Lot Release Testing in compliance with GMP.

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

        The industry standards for the conduct of clinical research and development studies are embodied in the regulations for Good Clinical Practice (GCP). The FDA and other regulatory authorities require that results of clinical trials that are submitted to such authorities be based on studies conducted in accordance with GCP.

        As with GLP, noncompliance with GCP can result in the disqualification of data collected and reports issued during the clinical trial. In addition, under certain clinical contracts, we have directly assumed certain obligations of the study sponsor under FDA regulations.

        Our standard operating procedures are written in accordance with regulations and guidelines appropriate to the region and the nation where they will be used. All clinical research is carried out in accordance with the International Conference on Harmonization—Good Clinical Practice Guidelines and the requirements of the applicable country. Although the United States is a signatory to these guidelines, the FDA has not adopted all of the guidelines as statutory regulations, but has currently adopted them only as guidelines. From an international perspective, when applicable, we have implemented common standard operating procedures across regions to assure consistency whenever it is feasible and appropriate to do so.

        All of our sites are also subject to licensing and regulation under national, regional and local laws relating to the surface and air transportation of laboratory specimens, the handling, storage and disposal of laboratory specimens, hazardous waste and radioactive materials, and the safety and health of laboratory employees. Although we believe we are currently in compliance in all material respects with such national, regional and local laws, failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

        To ensure that we comply with all scientific and medical regulatory matters we are subject to, each division of our business has established an independent quality assurance group that is responsible for monitoring compliance. In compliance with GCP, we conduct our Phase I clinical trials under the supervision of an Ethics Committee and have undertaken measures to ensure the protection of personal data.

Corporate Governance

        We are committed to operating our business with integrity and accountability. We complied with all of the New York Stock Exchange (the "NYSE") corporate governance standards prior to their approval by the Securities and Exchange Commission (the "SEC"). Nine of our ten Board members are independent and have no significant financial, business or personal ties to the Company or management and all of our Board committees are composed of independent directors. The Board adopted Corporate Governance Guidelines and a Code of Business Conduct and Ethics which has been communicated to employees and posted on our website. We have always been diligent in complying with established accounting principles and are committed to providing financial information that is transparent, timely and accurate. We have established a process through which employees, either directly or anonymously, can notify management (and the Audit Committee of the Board of Directors) of alleged accounting and auditing concerns or violations including fraud. We created an internal Disclosure Committee that meets regularly and adopted disclosure procedures and guidelines to help ensure that our public disclosures are accurate and timely. A copy of our Corporate Governance Guidelines and Code of Business Conduct and Ethics are available on our website at www.criver.com under the "Investors Relations—Corporate Governance" caption.

Risks Related to Our Business and Industry

        Set forth below and elsewhere in this Form 10-K and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-K.

Our business is subject to risks relating to operating internationally.

        A significant part of our net sales is derived from operations outside the United States. Our international revenues, which include revenues from our non-U.S. subsidiaries, represented 36.3% of our total net sales in 2004, 30.8% in 2003, and 27.4% in 2002. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. There are a number of risks arising from our international business, including:

  •
  foreign currencies we receive for sales outside the United States could be subject to unfavorable exchange rates with the U.S. dollar and reduce the amount of revenue that we recognize;

  •
  general economic and political conditions in the markets in which we operate;

  •
  potential international conflicts, including terrorist acts;

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

        A portion of net sales in our RMS segment is derived from customers at academic institutions and research laboratories whose funding is partially dependent on both the level and timing of funding from government sources, such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies. Although the level of government research funding has increased substantially during the past several years the size of budgetary increases has recently declined. Government funding of research and development is subject to the political process, which is inherently unpredictable. Our sales may be adversely affected if our customers delay purchases as a result of uncertainties surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. A reduction in government funding for the NIH or other government research agencies could adversely affect our business and our financial results.

The outsourcing trend in the preclinical and non-clinical stages of drug discovery and development may decrease, which could slow our growth.

        Some areas of our preclinical business have grown significantly as a result of the increase over the past several years in pharmaceutical and biotechnology companies outsourcing their preclinical and non-clinical research support activities. While industry analysts expect the outsourcing trend to continue for the next several years, a substantial decrease in preclinical and non-clinical outsourcing activity could result in a diminished growth rate in the sales of one or more of our expected higher-growth areas. Our customer contracts are generally terminable on little or no notice. Termination of a large contract for services or multiple contracts for services could adversely affect our sales and profitability.

        Generally, our agreements with our customers provide that the customer can terminate the agreements or reduce the scope of services under the agreements with little or no notice. Customers may elect to terminate their agreements with us for various reasons, including: unexpected or undesired study results; production problems resulting in shortages of the drug being tested; the customer's decision to forego or terminate a particular study; or the loss of funding for the particular research study. If a customer terminates a contract with us, we are entitled under the terms of the contract to receive revenue earned to date as well as certain other costs and, in some cases, penalties. Cancellation of a large contract or simultaneous cancellation of multiple contracts could materially adversely affect the Preclinical or Clinical segments' business and, therefore, may adversely affect our operating results.

If we are not successful in selecting and integrating the businesses and technologies we acquire, our business may suffer.

        During the past four years, we have expanded our business through several acquisitions. We plan to continue to grow our business through acquisitions of businesses and technologies and the formation of alliances. However, businesses and technologies may not be available on terms and conditions we find acceptable. Even if completed, acquisitions and alliances involve numerous risks which may include:

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

        Our core research model activities with rats, mice and other rodents have not historically been the subject of animal rights media attention. However, research activities with animals have been the subject of adverse attention, particularly in the United Kingdom. This has involved on-site protests and other demonstrations at facilities operated by us, certain of our competitors, customers and suppliers. Any negative attention or threats directed against our animal research activities in the future could impair our ability to operate our business efficiently and effectively. In addition, if regulatory authorities were to mandate a significant reduction in safety testing procedures which utilize laboratory animals (as has been advocated by certain groups), our business could be materially adversely effected.

Several of our product and service offerings are dependent on a limited source of supply, which if interrupted could adversely affect our business.

        We depend on a limited international source of supply of our large animal models required in our product and service offerings. Disruptions to their continued supply may arise from colony fertility and health problems, export or import restrictions or embargoes, foreign government or economic instability, severe weather conditions or contract disputes or disruptions. Any disruption of supply could harm our business if we cannot remove the disruption or are unable to secure an alternative or secondary supply source on comparable commercial terms.

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

Our debt level could adversely affect our business and growth prospects.

        At December 25, 2004, we had approximately $685.8 million of debt. This debt could have significant adverse effects on our business, including making it more difficult for us to obtain additional financing on favorable terms; requiring us to dedicate a substantial portion of our cash flows from operations to the repayment of debt and the interest on this debt; limiting our ability to capitalize on significant business opportunities; and making us more vulnerable to rising interest rates.

We could be adversely affected by tax law changes in the United Kingdom or Canada.

        Our operations in the United Kingdom and Canada currently benefit from favorable corporate tax arrangements. We receive substantial tax credits in Canada from both the Canadian federal and Quebec governments and it benefits from tax credits and accelerated tax depreciation allowances in the United Kingdom. Any reduction in the availability or amount of these tax credits or allowances would be likely to have a material adverse effect on profits and cash flow from either or both of our Canadian and United Kingdom operations, and on our effective tax rate.

Impairment of goodwill arising from the acquisition of Inveresk may adversely impact future results of operations.

        Our acquisition of Inveresk was accounted for as a purchase by us under accounting principles generally accepted in the United States. Under the purchase method of accounting, the assets and liabilities of Inveresk, including identifiable intangible assets, have been recorded at their respective fair values as of the date the acquisition was completed. The excess of the purchase price over the fair value of acquired net assets and liabilities was recorded as goodwill. As a result of the combination, we have recorded $1.3 billion of additional goodwill and $0.2 billion of other intangible assets, which are material to us. The goodwill will not be amortized, but will be reviewed for impairment by us at least annually. If the future growth and operating results of the acquired businesses are not as strong as anticipated, goodwill may be impaired. To the extent goodwill is impaired, its carrying value will be written down to its implied fair value and a charge will be made to our earnings. Such an impairment charge could materially and adversely affect our operating results and financial condition.

Our exposure to exchange rate fluctuations could adversely affect our results of operations.

        With the acquisition of Inveresk, we derive a significant portion of our revenue from operations outside of the United States, primarily from our operations in Canada and the United Kingdom, where significant amounts of revenues and expenses are recorded in local (non-U.S.) currency. Our financial statements are presented in U.S. dollars. Accordingly, changes in currency exchange rates, particularly between the pound sterling, the Canadian dollar and the U.S. dollar, will cause fluctuations in our reported financial results, which could be material. In addition, our contracts with its foreign customers are frequently denominated in currencies other than the currency in which we incur expenses related to those contracts. This is particularly the case with respect to Inveresk's Canadian operations, where its contracts generally provide for invoicing clients in U.S. dollars but its expenses are generally incurred in Canadian dollars. Where expenses are incurred in currencies other than those in which contracts are priced, fluctuations in the relative value of those currencies could have a material adverse effect on our results of operations.

Contract research services create a risk of liability.

        In contracting to work on drug development trials, we face a range of potential liabilities, for example:

  •
  errors or omissions that create harm during a trial to study volunteers or after a trial to consumers of the drug after regulatory approval of the drug;

  •
  general risks associated with Phase I facilities, including negative consequences from the administration of drugs to clinical trial participants or the professional malpractice of Phase I medical care providers;

  •
  errors or omissions from tests conducted for the agrochemical and food industries;

  •
  risks that animals in our breeding facilities may be infected with diseases that may be harmful and even lethal to themselves and humans despite preventive measures contained in our company policies for the quarantine and handling of imported animals; and

  •
  errors and omissions during a trial that may undermine the usefulness of a trial or data from the trial.

        We also contract with physicians, also referred to as investigators, to conduct the clinical trials to test new drugs on human volunteers. These tests can create a risk of liability for personal injury or death to volunteers, resulting from negative reactions to the drugs administered or from professional malpractice by third party investigators, particularly to volunteers with life-threatening illnesses. We believe that our risks in this area are generally reduced by the contract provisions entitling us to be indemnified or entitling us to a limitation of liability; insurance maintained by our clients, investigators, and by us; and various regulatory requirements we must follow in connection with our business.

        Contractual indemnifications generally do not protect us against liability arising from certain of our own actions, such as negligence or misconduct. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim which is not covered by a contractual indemnification provision or in the event that a party who must indemnify us does not fulfill its indemnification obligations or which is beyond the level of our insurance coverage. There can be no assurance that we will be able to maintain such insurance coverage on terms acceptable to us.

If we are unable to attract suitable investigators and volunteers for our clinical trials, our business might suffer.

        The clinical research studies we run rely upon the ready accessibility and willing participation of physician investigators and volunteer subjects. Investigators are typically located at hospitals, clinics or other sites and supervise administration of the study drug to patients during the course of a clinical trial. Volunteer subjects generally include people from the communities in which the studies are conducted, including our Phase I clinic in Edinburgh, Scotland, which to date has provided a substantial pool of potential subjects for research studies. Our clinical research development business could be adversely affected if we were unable to attract suitable and willing investigators or volunteers on a consistent basis.

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

        Our success depends to a significant extent on the continued services of our senior management and other members of management. James C. Foster, our Chief Executive Officer since 1992 and Chairman since 2000, has held various positions with us for 28 years. We have no employment agreement with Mr. Foster. If Mr. Foster or other members of management do not continue in their present positions, our business may suffer.

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

Item 2. Properties

        We own and lease our facilities. We own large facilities (over 50,000 square feet) for our preclinical services businesses in the United States, Canada, Scotland and Ireland, and lease large facilities in the United States and Canada. We own large RMS facilities in the United Kingdom, France, Germany, Japan, Mexico, and the United States. We lease large facilities for our Clinical Services business in Canada and the United States None of our leases are individually material to our business operations and many have an option to renew. We believe that we will be able to successfully renew expiring leases on terms satisfactory to us. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed. For additional information see Note 8 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

Item 3. Legal Proceedings

        We are not a party to any material legal proceedings, other than ordinary routine litigation incidental to our business that is not material to our business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

        At a Special Meeting of Shareholders held on October 20, 2004, the following proposals were adopted by the votes specified below:

          (a)   A proposal to adopt the Agreement and Plan of Merger dated as of June 30, 2004, as amended, by and among the Company, Inveresk Research Group, Inc., Indigo Merger I Corp. and Indigo Merger II LLC and approve the transaction contemplated by the merger agreement:

FOR:	38,270,498
AGAINST:	113,937
ABSTAIN:	34,581
NO VOTES:	0

          (b)   A proposal to approve an adjournment of the special meeting, if necessary, to solicit additional proxies in favor of the adoption of the merger agreement and approval of the transaction:

FOR:	16,965,422
AGAINST:	17,099,830
ABSTAIN:	4,352,764
NO VOTES:	0

Supplementary Item. Executive Officers of the Registrant pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

        Below are the names, ages and principal occupations for the last five years of each our current executive officers. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

        Joanne P. Acford, age 49, joined us in November 2004 as Corporate Senior Vice President, General Counsel and Corporate Secretary. Prior to joining us, Ms. Acford held a number of positions over 20 years at John Hancock Financial Services, Inc., most recently as Senior Vice President and Deputy General Counsel. Previously, Ms. Acford was an associate in the Corporate Department at Hale and Dorr.

        Thomas F. Ackerman, age 50, joined us in 1988 with over eleven years of combined public accounting and international finance experience. He was named Controller, North America in 1992 and became our Vice President and Chief Financial Officer in 1996. In 1999, he was named a Senior Vice President. He is currently responsible for overseeing our Accounting and Finance Department and several other corporate staff departments. Prior to joining us, Mr. Ackerman was an accountant at Arthur Andersen & Co.

        Brian Bathgate, age 45, joined us in October 2004 with the acquisition of Inveresk. He is a Corporate Vice President and President, European Preclinical. He served as President of Inveresk's Preclinical Europe operations since April 2001. Dr. Bathgate served as General Manager of Inveresk Research International Limited from 1996 until April 2001, responsible for all activities relating to the European preclinical business.

        James C. Foster, age 54, joined us in 1976 as General Counsel. Over the past 28 years, Mr. Foster has held various staff and managerial positions, and was named our President in 1991, Chief Executive Officer in 1992 and our Chairman in 2000.

        Jörg M. Geller, age 50, joined us in 1986 as a production manager in our animal production facility in Germany and has had various management positions since then. In 1994, Mr. Geller became Vice President, Charles River Europe, responsible for our activities in Germany and Northern and Eastern Europe. In 1997, Mr. Geller assumed responsibility for our avian production unit (SPAFAS) and in 2003 was named a Corporate Vice President.

        Nancy A. Gillett, age 49, joined us in 1999 with the acquisition of Sierra Biomedical. Dr. Gillett has 20 years of experience as an ACVP board certified pathologist and scientific manager. In 1999, she became Senior Vice President and General Manager of our Sierra Biomedical division with responsibilities for Sierra's ongoing business operations. In 2002, Dr. Gillett became interim Corporate Vice President of Discovery and Development Services and President and General Manager of Sierra Biomedical, overseeing operations for our Argus Laboratories, PAI, Redfield Laboratories, Springborn Laboratories and Worcester Laboratories divisions. In 2003, Dr. Gillett became Corporate Vice President and General Manager of Drug Discovery and Development. In 2004, Dr. Gillett became Corporate Senior Vice President and President, Global Preclinical Services.

        David P. Johst, age 43, joined us in 1991 as Corporate Counsel and was named Vice President, Human Resources in 1995. He became Vice President, Human Resources and Administration in 1996, and a Senior Vice President in 1999. He is responsible for overseeing our Human Resources department, our consulting and staffing services business unit and several other corporate staff departments. Prior to joining the Company, Mr. Johst was an associate in the Corporate Department at Hale and Dorr.

        Real H. Renaud, age 57, joined us in 1964 and has over 40 years of research models production and related management experience. In 1986, Mr. Renaud became Vice President of Production, with responsibility for overseeing the Company's North American small animal operations, and was named Vice President, Worldwide Production in 1990. Mr. Renaud became Vice President and General Manager, European and North American Animal Operations in 1996, following a two-year European assignment during which he provided direct oversight to our European operations. In 1999, he became a Senior Vice President and in 2003, Mr. Renaud became Executive Vice President and General Manager, Global Research Models and Services.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities

        Our common stock began trading on the New York Stock Exchange (NYSE) on June 23, 2000 under the symbol "CRL." The following table sets forth for the periods indicated below closing prices for our common stock, as reported on the NYSE Composite Tape.

2005	High	Low
First quarter (through March 1, 2005)	$51.00	$44.06
2004	High	Low
First quarter	$44.84	$33.77
Second quarter	47.25	42.03
Third quarter	48.87	41.76
Fourth quarter	48.79	44.31
2003	High	Low
First quarter	$33.48	$25.45
Second quarter	33.99	24.75
Third quarter	37.16	30.90
Fourth quarter	35.01	30.25

        There were no equity securities that were not registered under the Securities Act of 1933, as amended, sold by the Company during the fiscal year ended December 25, 2004.

Shareholders

        As of March 1, 2005, there were approximately 174 registered shareholders of the outstanding shares of common stock.

Dividends

        We have not declared or paid any cash dividends on shares of our common stock in the past two years, except to our former parent companies, and we do not intend to pay cash dividends in the foreseeable future. We currently intend to retain any earnings to finance future operations and expansion. Some of the restrictive covenants contained in our revolving credit agreement and term loan agreement limit our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table summarizes, as of December 25, 2004, the number of options issued under the Company's stock option plans and the number of options available for future issuance under these plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders:
Charles River 2000 Incentive Plan	4,107,401	35.46	1,331,366
Charles River 1999 Management Incentive Plan	588,584	7.89	12,417
Charles River 2000 Directors Stock Plan	56,000	26.19	4,000
Inveresk 2002 Stock Option Plan	813,902	22.00	1,595,307
Inveresk 2002 Non-Employee Directors Stock Option Plan	22,000	24.89	339,789
Equity compensation plans not approved by security holders	—	—	—

Total	5,587,887	30.47	3,282,879

Item 6. Selected Consolidated Financial Data

        The following table presents our selected consolidated financial data and other data as of and for the fiscal years ended December 25, 2004, December 27, 2003, December 28, 2002, December 29, 2001 and December 30, 2000. The Statement of Income Data and Other Data for the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002, and the Balance Sheet Data at December 25, 2004 and December 27, 2003 have been derived from the audited consolidated financial statements for such years, included elsewhere in this Form 10-K. The Statement of Income Data and Other Data for the fiscal years ended December 29, 2001 and December 30, 2000 and the Balance Sheet Data at December 28, 2002, December 29, 2001 and December 30, 2000 have been derived from the audited consolidated financial statements for such years not included in this Form 10-K. You should read the selected consolidated financial data contained in this table in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes.

	Fiscal Year(1)
	2004	2003	2002	2001	2000
	(dollars in thousands)
Statement of Income Data:
Net sales	$766,917	$613,723	$554,629	$465,630	$306,585
Cost of products sold and services provided	468,351	380,058	345,646	298,379	186,654
Selling, general and administrative expenses	121,448	89,489	83,303	68,315	51,204
Other operating expenses, net	—	747	—	—	—
Amortization of goodwill and intangibles	16,795	4,876	3,414	8,653	3,666

Operating income	160,323	138,553	122,266	90,283	65,061
Interest income	3,285	1,774	2,120	1,493	1,644
Interest expense	(11,806)	(8,480)	(11,205)	(22,797)	(40,691)
Loss on debt retirement	—	—	(29,882)	(8,066)	(44,771)
Other, net	723	783	1,222	500	71

Income (loss) before income taxes, minority interests and earnings from equity investments	152,525	132,630	84,521	61,413	(18,686)
Provision for (benefit from) income taxes	61,156	51,063	31,921	24,272	(7,833)

Income (loss) before minority interests and earnings from equity investments	91,369	81,567	52,600	37,141	(10,853)
Minority interests	(1,577)	(1,416)	(2,784)	(2,206)	(1,396)
Earnings from equity investments	—	—	316	472	1,025

Net income (loss)	$89,792	$80,151	$50,132	$35,407	$(11,224)

Earnings (loss) per common share:
Basic	$1.81	$1.76	$1.12	$0.86	$(0.40)
Diluted	$1.68	$1.64	$1.06	$0.80	$(0.35)
Other Data:
Depreciation and amortization	$46,309	$29,564	$23,986	$27,175	$16,766
Capital expenditures	45,336	32,704	37,543	36,406	15,565
Balance Sheet Data (at end of period):
Cash and cash equivalents	207,566	$182,331	$122,509	$58,271	$33,129
Working capital	161,191	256,537	164,723	111,622	55,417
Goodwill, net	1,422,586	105,308	96,532	52,087	26,979
Total assets	2,626,835	799,554	701,344	571,362	413,545
Total debt	686,845	186,002	195,818	156,800	202,912
Total shareholders' equity (deficit)	1,472,505	464,623	357,376	289,510	119,864

(1)
Our fiscal year consists of 12 months ending on the last Saturday on, or prior to, December 31.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a leading provider of critical research tools and integrated support services that enable innovative and efficient drug discovery and development. We are the global leader in providing the animal research models required in research and development for new drugs, devices and therapies and have been in business for more than 55 years. Our acquisition of Inveresk during the fourth quarter of 2004 provides us with the platform to expand our preclinical business, service customers in the clinical market and develop additional closely related business with potential for future growth. Our expanded products and services capability resulting from the Inveresk acquisition allows us to provide customers with broader support for their efforts to bring new drugs, devices and therapies to market. We have created a global leader in research models and services, a leader in drug safety testing, a significant provider of phase I-IV clinical development services and of biosafety testing.

        The continued growth for drug discovery and development services, which was aided by customers' increased outsourcing programs, along with our ongoing customer focus continued to strengthen our global business operations. These factors resulted in strong financial performance in 2004 demonstrated by solid revenue growth, strong profitability and cash flow. During the year we experienced favorable market conditions as demand remained strong especially for toxicology services. Customers continued to outsource services to aid them in their efforts to bring new drugs, devices and therapies to market. We continue to see strong customer demand for toxicology services and specialty animals in our markets. To support the growing demand overseas for our RMS business, we opened two new facilities in 2004 in Lyon, France and Osaka, Japan and a third new facility in the Tokyo area which opened in February 2005. To meet the growing demand for our preclinical services, we have a number of expansion projects underway including new capacity in Montreal, Canada, which is scheduled to open in the first quarter of 2005 and in Edinburgh, Scotland, which is scheduled to open in early 2006. Finally, our growth strategy has long included the acquisition of companies to serve as growth platforms. We continue to see near and long-term opportunities for adding new platforms through acquisition that complement our business and increase the rate of our growth.

        Our results for 2004 include the nine weeks in the year during which Inveresk was owned by us. Total net sales in 2004 were $766.9 million, an increase of 25.0% over the same period last year. Inveresk contributed 9.9% to the net sales gain and favorable foreign currency translation contributed approximately 2.9% to the net sales gain. Our gross margin increased to 38.9% of net sales, compared to 38.1% of net sales for the same period last year. Operating income for the year was $160.3 compared to $138.6 for 2003. The operating margin was 20.9% compared to 22.6% for last year. Our 2004 operating margin was unfavorably impacted by 2.2% due to amortization of intangibles related to the acquisition of Inveresk of $12.1 million, stock based compensation related to the acquisition of Inveresk of $2.3 million and the Proteomics write-off of $3.0 million.

        Net income was $89.8 million in 2004 compared to $80.2 million in 2003. Diluted earnings per share for 2004 was $1.68 compared to $1.64 in 2003. The unfavorable impact of the Inveresk amortization ($0.14), Inveresk related stock based compensation ($0.03), Proteomics write-off ($0.03) and a deferred tax adjustment related to the European reorganization ($0.14), partially offset by a favorable reversal of the tax valuation allowance ($0.04), reduced diluted earnings per share by $0.30 in 2004.

        We report three segments, Research Models and Services (RMS), Preclinical Services and Clinical Services. We changed our segments to reflect our results of operations and facilitate understanding of the Company's business. The changes in segments have no effect on our consolidated revenues or net income. The RMS segment aligns all the businesses that are based upon research models including sales of research models, transgenic services, laboratory services and contract staffing. Our Preclinical Services segment includes all the product and services to take a drug or medical device through the development process including sales of general and specialty toxicology services, pathology services, interventional and surgical services, biopharmaceutical services, pharmacokinetic and metabolic analysis and bioanalytical chemistry. The Clinical Services segment was created with the acquisition of Inveresk with its clinical service business. Our Clinical Services segment conducts Phase I clinical trials and provides Phase II-IV clinical trials management services which includes testing, medical data sciences services and regulatory support.

        Our RMS segment represented 62.2% of net sales in 2004. Net sales for this segment increased 11.3% over the same period in 2003. Favorable foreign currency translation contributed approximately 3.8% of the net sales gain. Operating income increased to 32.0% of net sales in 2004, compared to 31.9% of net sales for the same period last year resulting from increased utilization due to the sales growth partially offset by the litigation settlement in 2003 which accounted for 0.7%.

        Our Preclinical Services segment represented 34.7% of net sales in 2004. Sales for this segment increased 43.3% over the same period last year. Favorable foreign currency translation contributed less than 1% of the net sales gain During the year we experienced favorable market conditions as demand for toxicology services remained strong. We see improving levels of customer demand in certain of our development services businesses, particularly large animal, reproductive toxicology and inhalation.

        Our Clinical Services segment represented 3.2% of net sales in 2004. We acquired the clinical service business with the acquisition of Inveresk during the fourth quarter.

        The following tables show the net sales and the percentage contribution of each of our reportable segments for the past three years. They also show cost of products sold and services provided, selling, general and administrative expenses, amortization of goodwill and intangibles and operating income by segment and as percentages of their respective segment net sales.

	Fiscal Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
	(dollars in millions)
Net sales:
Research models and services	$476.7	$428.2	$372.4
Preclinical services	266.0	185.5	182.2
Clinical services	24.3	—	—
Cost of products sold and services provided:
Research models and services	$269.9	$245.9	$218.3
Preclinical services	179.7	134.2	127.4
Clinical services	18.7	—	—
Selling, general and administrative expenses:
Research models and services	$54.1	$47.9	$42.4
Preclinical services	38.5	26.1	26.3
Clinical services	2.3	—	—
Unallocated corporate overhead	26.6	15.5	14.5
Amortization of other intangibles:
Research models and services	$0.2	$0.8	$0.9
Preclinical services	14.1	4.1	2.5
Clinical services	2.5	—	—
Operating income:
Research models and services	$152.6	$136.5	$110.8
Preclinical services	33.6	17.5	26.0
Clinical services	0.7	—	—
Unallocated corporate overhead	(26.6)	(15.5)	(14.5)

	Fiscal Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
	(as a percent of net sales)
Net sales:
Research models and services	62.2%	69.8%	67.1%
Preclinical services	34.7%	30.2%	32.9%
Clinical services	3.2%	—	—
Cost of products sold and services provided:
Research models and services	56.6%	57.4%	58.6%
Preclinical services	67.6%	72.3%	69.9%
Clinical services	77.2%	—	—
Selling, general and administrative expenses:
Research models and services	11.3%	11.2%	11.4%
Preclinical services	14.5%	14.1%	14.4%
Clinical services	9.5%	—	—
Unallocated corporate overhead	3.5%	2.5%	2.6%
Amortization of other intangibles:
Research models and services	0.0%	0.2%	0.2%
Preclinical services	5.3%	2.2%	1.4%
Clinical services	10.3%	—	—
Operating income:
Research models and services	32.0%	31.9%	29.8%
Preclinical services	12.6%	9.4%	14.3%
Clinical services	3.0%	—	—
Unallocated corporate overhead	(3.5)%	(2.5)%	(2.6)%

        In our consolidated statements of income, we provide a breakdown of net sales and cost of sales between net products and services. Such information is reported irrespective of the business segment from which the sales were generated.

Results of Operations

        The following table summarizes historical results of operations as a percentage of net sales for the periods shown:

	Fiscal Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Net sales	100.0%	100.0%	100.0%
Cost of products sold and services provided	61.1%	61.9%	62.3%
Selling, general and administrative expenses	15.8%	14.6%	15.0%
Amortization of other intangibles	2.2%	0.8%	0.6%
Operating Income	20.9%	22.6%	22.0%
Interest income	0.4%	0.3%	0.4%
Interest expense	1.5%	1.4%	2.0%
Loss on debt retirement	—%	—	5.4%
Provision for income taxes	8.0%	8.3%	5.8%
Minority interests	0.2%	0.2%	0.5%
Earnings from equity investments	—	—	0.1%
Net income	11.7%	13.1%	9.0%

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the consolidated financial statements of Charles River Laboratories International, Inc. which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions. Some of those estimates can be subjective and complex, consequently actual results could differ from those estimates. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For any given estimate or assumption made by management, there may also be other estimates or assumptions that are reasonable. However, we believe that given the current facts and circumstances, it is unlikely that applying any such alternative judgments would materially impact the accompanying financial statements. Management believes the following critical accounting policies are most effected by significant judgments and estimates used in the preparation of our consolidated financial statements. The following summary should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K. We believe our most critical accounting policies and estimates include the following:

  •
  Goodwill and other intangible assets

  •
  Revenue recognition

  •
  Pension plan accounting

  •
  Income taxes and deferred tax assets

        Goodwill and Other Intangible Assets.    With the acquisition of Inveresk and other businesses we have acquired, we have material intangible assets, including goodwill and other identifiable finite and indefinite-lived acquired intangibles. The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of annual impairment tests, require significant management judgments and estimates. These estimates are made based on, among others, consultations with an accredited independent valuation consultant, reviews of projected future income cash flows and statutory regulations. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our goodwill and other intangible assets, and potentially result in a different impact to our results of operations. Furthermore, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of these assets, which could result in an impairment of the goodwill. We performed annual impairment tests in 2004 and concluded the goodwill and other indefinite-lived intangible asset balances were not impaired. As of December 25, 2004, we had recorded goodwill and other intangibles of $1.7 billion in the consolidated balance sheet.

        Revenue Recognition.    We recognize revenue on product and services sales. Recognition of service revenue is primarily based on the completion of agreed-upon service procedures including rate specified contracts and fixed fee contracts. Revenue of agreed-upon rate contracts is recognized as services are performed, based on rates specified in the contract. Revenue of fixed fee contracts is recognized as services are performed in accordance with procedures specified by the customers in the form of study protocols. The recognition of service revenue requires management judgments primarily relating to the determination of the level of service procedures performed during the period. In some cases, a portion of the contract fee is paid at the time the study is initiated. These advances are deferred and recognized as revenue as services are performed. As of December 25, 2004, we had recorded unbilled revenue of $50.0 million and deferred revenue of $117.5 million in the consolidated balance sheet based on the difference between the estimated level of services performed and the billing arrangements within our service contracts.

        Pension Plan Accounting.    We have significant plan assets, liabilities and expenses based on information provided by independent actuaries. As of December 25, 2004, we had recorded prepaid pension benefit of $3.8 million and a long term liability of $63.7 million. The actuaries use assumptions to estimate the total benefits ultimately payable to employees and allocate this cost to the service periods. The actuarial assumptions used to calculate pension costs are determined and reviewed annually by management after consulting with outside investment advisors and actuaries. The assumed discount rate, which is intended to be the actual rate at which benefits could effectively be settled, is adjusted based on the change in the long-term bond yield as of the measurement date. As of December 25, 2004 the weighted average discount rate for our pension plans was 5.49%.

        The assumed expected return on plan assets is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants. If the actual return is different from the assumed expected return in plan assets, the difference would be amortized over a period of approximately 15 to 20 years. During 2004, we lowered our expected return on plan assets resulting in a weighted average return of 7.63% from 8.36% for our pension plans. This is expected to increase the annual pension expense by approximately $0.8 million in 2005.

        Income Taxes and Deferred Tax Assets.    As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure and assessing temporary and permanent differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. As part of our 1999 recapitalization transaction, we elected under Internal Revenue Code Section 338(h)(10) to treat the transaction as a purchase resulting in a step-up in the tax basis of the underlying assets. The election resulted in the recognition of a deferred tax asset in 1999 in the amount of $99.5 million for the estimated future tax benefits associated with the increased tax basis of the assets. The balance of this deferred tax asset as of December 25, 2004 was $59.2 million.

        In the first quarter of 2004, we reorganized our European operations. The purpose of the reorganization was to streamline the legal entity structure in order to improve operating efficiency and cash management, facilitate acquisitions and provide tax benefits. The reorganization, which did not involve reductions of personnel or facility closures, resulted in a one-time, non-cash charge to earnings in the first quarter of 2004 of approximately $7.9 million due primarily to the write-off of a deferred tax asset. In connection with the restructuring, we recorded a tax benefit of $2.1 million on the reduction of a valuation allowance on its foreign tax credits.

        We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. As of December 25, 2004, we had a valuation allowance of approximately $10.3 million. The valuation allowance is recorded against deferred tax assets for net operating loss carryforwards in jurisdictions where management does not believe it is more likely than not a benefit will be realized. Approximately $8.4 million of the valuation was established against deferred tax assets acquired as part of the Inveresk acquisition and any future recognition of the asset will result in an adjustment to goodwill. We have recognized the balance of the deferred tax asset on the belief that it is more likely than not it will be realized. This belief is based on all available evidence including historical operating results, projections of taxable income, and tax planning strategies.

        We have provided $41.0 million for U.S. income taxes on Inveresk's non-US earnings as of October 20, 2004, the date of the Inveresk acquisition. The amount of the deferred tax liability is based on tax law as enacted on October 20, 2004. We intend to use the pre-acquisition Inveresk earnings to fund a portion of the debt incurred in the acquisition.

        As of December 25, 2004, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $75.5 million. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. taxes and withholding taxes payable to the various foreign countries. It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

        On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. This provision is applicable to our fiscal year 2005. We are currently in the process of evaluating whether or not, and to what extent, if any, this provision may benefit us. If we decide to repatriate all of the pre-acquisition earnings of Inveresk in a distribution that qualifies for the reduced tax rate under the Act, we estimate that we may recognize a one-time tax benefit of $21.5 million in the quarter in which the decision is made.

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

Fiscal 2004 Compared to Fiscal 2003

        Net Sales.    Net sales in 2004 were $766.9 million, an increase of $153.2 million, or 25.0%, from $613.7 million in 2003.

        Research Models and Services.    In 2004, net sales from our RMS segment were $476.7 million, an increase of $48.5 million, or 11.3%, from $428.2 million in 2003. Favorable foreign currency translation contributed approximately 4% to our net sales gain. RMS global prices increased in a range up to 5% with the weighted average increase approximately 3%. Increased unit volume sales of both models and services added approximately 4% to the net sales increase. Sales of our research models and services increased due to increased general price increases, increased market demand for our higher priced specialty units, increased units and greater demand for services in our foreign locations. The RMS sales increase was driven by increases in basic research and biotechnology spending which drove greater demand for our products and services.

        Preclinical Services.    In 2004, net sales from our Preclinical Services segment were $266.0 million, an increase of $80.5 million, or 43.3%, compared to $185.5 million in 2003. The increase was primarily due to the acquisition of Inveresk in October 2004 and the increased customer demand in toxicology and other preclinical services. Our preclinical services business benefited from the growth of the preclinical market reflecting increased drug development efforts and customers outsourcing. Foreign currency contributed less than 1% to the sales growth.

        Clinical Services.    In the fourth quarter of 2004, we entered the Clinical Services business with the acquisition of Inveresk. Sales from our Clinical Services segment in 2004 were $24.3 million.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided in 2004 was $468.4 million, an increase of $88.3 million, or 23.2%, from $380.1 million in 2003. Cost of products sold and services provided in 2004 was 61.1% of net sales, compared to 61.9% in 2003 with the improvement due to greater capacity utilization in the RMS and Preclinical Services segments. The acquired Inveresk businesses cost of goods sold and services provided include the appropriate depreciation, facilities cost and other costs which is a refinement of their pre-acquisition reporting where it was reported in selling, general and administrative expenses.

        Research Models and Services.    Cost of products sold and services provided for RMS in 2004 was $269.9 million, an increase of $24.0 million, or 9.8%, compared to $245.9 million in 2003. Cost of products sold and services provided in 2004 improved to 56.6% of net sales compared to 57.4% of net sales in 2003. The decrease in cost of products sold and services provided as a percentage of net sales was primarily due to capacity utilization and greater operating efficiencies.

        Preclinical Services.    Cost of products sold and services provided for the Preclinical Services segment in 2004 was $179.7 million, an increase of $45.5 million, or 33.9%, compared to $134.2 million in 2003. Cost of products sold and services provided as a percentage of net sales was 67.6% in 2004, compared to 72.3% in 2003. The decrease in cost of products sold and services provided as a percentage of net sales was primarily due to improved capacity utilization from the increased sales of services.

        Clinical Services.    Cost of product sold and services provided for the Clinical Services segment in 2004 was $18.7 million. Cost of products sold and services provided as a percentage of net sales was 77.2%.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses in 2004 were $121.4 million, an increase of $31.9 million, or 35.7%, from $89.5 million in 2003. Selling, general and administrative expenses in 2004 were 15.8% of net sales compared to 14.6% of net sales in 2003. The increase was due primarily to the write-off related to the closure of the Proteomics business in the fourth quarter, the Inveresk compensation charge for options and increased professional fees related to compliance with the internal control certification requirements of Sarbanes-Oxley and Inveresk integration costs.

        Research Models and Services.    Selling, general and administrative expenses for RMS in 2004 were $54.1 million, an increase of $6.2 million, or 12.8%, compared to $47.9 million in 2003. Selling, general and administrative expenses increased slightly as a percentage of sales to 11.3% in 2004 from 11.2% in 2003.

        Preclinical Services.    Selling, general and administrative expenses for the Preclinical Services segment in 2004 were $38.5 million, an increase of $12.4 million, or 47.6%, compared to $26.1 million in 2003. Selling, general and administrative expenses in 2004 increased to 14.5% of net sales, compared to 14.1% of net sales in 2003. The increase in selling, general and administrative expenses as a percent of sales in 2004 was due primarily to the impairment of the proteomics business, the Inveresk compensation charge for stock options and increased professional fees related to the Inveresk merger.

        Clinical Services.    Selling, general and administrative expenses for the Clinical Services segment in 2004 were $2.3 million. Selling, general and administrative expenses for the Clinical Services segment were 9.5% of net sales in 2004.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various corporate expenses including those associated with pension, executive salaries and departments such as corporate accounting, legal and investor relations, was $26.6 million in 2004, compared to $15.5 million in 2003. The substantial increase in unallocated corporate overhead in 2004 was due to professional fees associated with the European reorganization, increased bonuses and increased professional fees related to compliance with internal control certification requirements of Sarbanes-Oxley and the Inveresk merger.

        Other Operating Expenses (Income).    During 2003, we recorded a $3.7 million charge in the Preclinical Services segment associated with the closure of a contract manufacturing facility. Also during 2003, our French subsidiaries settled a breach of contract claim they had asserted against a customer. After legal and related expenses, the net settlement amounted to a gain of approximately $2.9 million which was recorded in the RMS segment.

        Amortization of Other Intangibles.    Amortization of other intangibles in 2004 was $16.8 million, an increase of $11.9 million, from $4.9 million in 2003. The increased amortization is primarily due to the acquisition of Inveresk.

        Research Models and Services.    In 2004, amortization for our RMS segment was $0.2 million, a decrease of $0.6 million from $0.8 million in 2003.

        Preclinical Services.    In 2004, amortization of other intangibles for our Preclinical Services segment was $14.1 million, an increase of $10.0 million from $4.1 million in 2003. The increase in amortization of other intangibles was primarily due to the acquisition of Inveresk.

        Clinical Services.    In 2004, amortization for our Clinical Services segment was $2.5 million due to the acquisition of Inveresk.

        Operating Income.    Operating income in 2004 was $160.3 million, an increase of $21.7 million, or 15.7%, from $138.6 million in 2003. Operating income in 2004 was 20.9% of net sales, compared to 22.6% of net sales in 2003. The decrease as a percent of sales is due primarily to the Inveresk related amortization, the Inveresk stock based compensation charge and the write-off associated with the closure of the Proteomics business.

        Research Models and Services.    In 2004, operating income for our RMS segment was $152.6 million, an increase of $16.1 million, or 11.7%, from $136.5 million in 2003. Operating income as a percentage of net sales in 2004 was 32.0%, compared to 31.9% in 2003. The increase was primarily due to increased sales and a higher gross margin partially offset by the prior-year gain on the settlement of a breach of contract claim of $2.9 million or 0.7%.

        Preclinical Services.    In 2004, operating income for our Preclinical Services segment was $33.6 million, an increase of $16.1 million, or 91.9%, from $17.5 million in 2003. Operating income as a percentage of net sales increased to 12.6%, compared to 9.4% of net sales in 2003. The increase in operating income in 2004 was primarily due to increased customer demand, the acquisition of Inveresk and a charge related to the write-down of certain contract manufacturing assets in 2003, partially offset by the increased amortization expense.

        Clinical Services.    In 2004, operating income for our Clinical Services segment was $0.7 million. Operating income as a percentage of net sales was 3.0% in 2004.

        Interest Expense.    Interest expense in 2004 was $11.8 million, compared to $8.5 million in 2003. The $3.3 million increase was primarily due to the increased borrowing as a result of the Inveresk acquisition.

        Other Income.    Other income for 2004 was $0.7 million compared to $0.8 in 2003. The decrease was primarily due to less favorable foreign currency exchange rates in 2004.

        Income Taxes.    Income tax expense for 2004 was $61.2 million, an increase of $10.1 million compared to $51.1 million in 2003. Our effective tax rate for 2004 was 40.1%. Excluding charges associated with the deferred tax write-off and the benefit from the reversal of the valuation allowance, the effective tax rate for 2004 was 36.2%, compared to the effective tax rate of 38.5% for 2003.

        Net Income.    Net income in 2004 was $89.8 million, an increase of $9.6 million from $80.2 million in 2003.

Fiscal 2003 Compared to Fiscal 2002

        Net Sales.    Net sales in 2003 were $613.7 million, an increase of $59.1 million, or 10.7%, from $554.6 million in 2002. The increase in net sales was primarily due to the increase in sales in our RMS segment during 2003.

        Research Models & Services.    In 2003, RMS net sales were $428.2 million, an increase of $55.8 million, or 15.0%, compared to $372.4 million in 2002. Favorable foreign currency translation contributed approximately 5.8% to our net sales gain. RMS prices increased at certain geographical locations in a range up to 5% with the weighted average increase of approximately 3%. Increased unit volume sales of both models and services added approximately 5% to the net sales growth. Research model unit sales increased primarily due to increased demand for our higher-priced specialty units. Sales of our research model services increased in 2003 due to increased pricing, the consolidation of our Mexican joint venture, an increased market demand and an increase in in vitro safety testing sales. The RMS increase was driven by basic research and biotechnology spending, which drove greater demand for our services that support research models, primarily transgenics and laboratory services. This growth reflects the increasing number of new disease models being created and the corresponding need for sophisticated housing and related high-value services.

        Preclinical Services.    In 2003, Preclinical Services segment net sales were $185.5 million, an increase of $3.3 million, or 1.8%, from $182.2 million in 2002. Favorable foreign currency translation contributed approximately 0.5% to our net sales gain. Preclinical Services segment sales increased in 2003 primarily due to our 2002 acquisitions, partially offset by the impact of reduced market demand for toxicology services in early 2003, lower sales in our biosafety testing services business, and the closure of our contract manufacturing facility. The acquisitions of BioLabs and Springborn contributed $17.8 million, or 9.8%, to the net sales growth in 2003. During 2003, Preclinical Services experienced pricing pressures due to decreased demand earlier in the year resulting in a nominal price decline for the year. Our Preclinical Services group recovered from the slower demand for toxicology services we experienced during late 2002 and early 2003. We believe there is still some excess capacity in certain segments of the market for outsourced development services, causing lingering price sensitivity.

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

        Research Models & Services.    Cost of products sold and services provided for RMS in 2003 was $245.9 million, an increase of $27.6 million, or 12.6%, compared to $218.3 million in 2002. Cost of products sold and services provided as a percentage of net sales decreased to 57.4% in 2003 from 58.6% in 2002. The decrease in cost of product sold and services provided as a percentage of net sales was primarily due to better utilization of existing capacity and greater operating efficiencies, mainly in North American and European research models and research models services.

        Preclinical Services.    Cost of products sold and services provided for Preclinical Services segment in 2003 was $134.2 million, an increase of $6.8 million, or 5.3%, compared to $127.4 million in 2002. Cost of products sold and services provided in 2003 increased to 72.3% of net sales compared to 69.9% of net sales in 2002. The increase in cost of products sold and services provided as a percentage of net sales was due primarily to decreased sales of certain development services during early 2003, which created excess capacity, partially offset by the cost savings initiatives we implemented in 2003.

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

        Research Models & Services.    Selling, general and administrative expenses for RMS in 2003 were $47.9 million, an increase of $5.5 million, or 12.9%, compared to $42.4 million in 2002. Selling, general and administrative expenses in 2003 decreased to 11.2% of net sales, compared to 11.4% of net sales in 2002. The decrease in selling, general and administrative expenses in 2003 as a percentage of net sales was primarily due to our efforts to limit our expense growth.

        Preclinical Services.    Selling, general and administrative expenses for Preclinical Services segment in 2003 were $26.1 million, a decrease of $0.2 million, or 0.3%, compared to $26.3 million in 2002. Selling, general and administrative expenses in 2003 were 14.1% of net sales, compared to 14.4% in 2002. Selling, general and administrative expenses for 2003 were virtually flat due mainly to the cost savings initiatives we implemented at the beginning of 2003, partially offset by the full year effect of the acquisitions of Springborn and BioLabs.

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

        Other Operating Expenses (Income).    During 2003, we recorded a $3.7 million charge in Preclinical Services associated with the closure of a contract manufacturing facility. Also during 2003, our French subsidiaries settled a breach of contract claim they had asserted against a customer. After legal and related expenses, the net settlement amounted to a gain of approximately $2.9 million in RMS.

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

        Research Models & Services.    In 2003, operating income from our RMS segment was $136.5 million, an increase of $25.7 million, or 23.2%, from $110.8 million in 2002. Operating income in 2003 increased to 31.9% of net sales, compared to 29.8% of net sales in 2002. The increase in operating income in 2003 was primarily due to increased sales and higher gross margins primarily from improved capacity utilization, along with stable selling, general and administrative expenses and the settlement of the French lawsuit.

        Preclinical Services.    In 2003, operating income from our Preclinical Services segment was $17.5 million, a decrease of $8.5 million, or 32.5%, from $26.0 million in 2002. Operating income from sales of Preclinical Services in 2003 was 9.4% of net sales, compared to 14.3% in 2002. The decrease in operating income in 2003 was primarily due to the decline in demand for these services which impacted gross margins, a charge related to the write-down of certain contract manufacturing assets and a full year of amortization of intangibles related to the 2002 acquisitions, partially offset by our cost containment program.

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

Liquidity and Capital Resources

Fiscal 2004 Compared to Fiscal 2003

        Cash and cash equivalents totaled $207.6 million at December 25, 2004, compared to $182.3 million at December 27, 2003.

        Net cash provided by operating activities in 2004 and 2003 was $184.8 million and $123.8 million, respectively. The increase in cash provided by operations was primarily due to increased net income, the non-cash write-off of the deferred tax asset in the first quarter of 2004 and increased deferred income. In connection with the acquisition of Inveresk, we have revised our days sales outstanding to include deferred revenue as an offset to accounts receivable in the calculation. Our days sales outstanding decreased to 32 days as of December 25, 2004, from 43 days as of December 27, 2003, primarily due to the acquisition of Inveresk as well as improvements in other businesses.

        Net cash used in investing activities in 2004 and 2003 was $600 million and $63.4 million, respectively. In 2004 we used cash of $572 million to acquire Inveresk and RVF. Our capital expenditures in 2004 were $45.3 million of which $26.6 million was related to RMS, $18.5 million related to Preclinical Services and $0.3 million was related to Clinical Services. For 2005, we project capital expenditures to be approximately $100 million. In 2004, cash of $32.6 million provided by proceeds from sales of marketable security was partially offset by cash used to purchase marketable securities of $16.7 million. This compared to 2003 during which we used net cash of $10.8 million to acquire an additional 19% of equity of Charles River Japan and used $32.8 million for capital expenditures of which $23.8 million was used in RMS and $8.8 million was used in Preclinical Services, respectively.

        Net cash provided by financing activities in 2004 was $436.9 million and cash used by financing activities in 2003 was $8.8 million. During 2004, to finance a portion of the Inveresk acquisition, we entered into a credit agreement which provided a $400 million term loan facility and a $150 million revolving facility. Additionally, we borrowed and repaid $94.0 million as part of our European reorganization. In 2003 we made payments on our long term debt and capital lease obligations in the amount of $17.0 million.

        Minimum future payments of our contractual obligations at December 25, 2004 are as follows:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Debt(1)	$685.8	$80.5	$160.2	$445.0	$0.1
Interest payments(1)	69.0	22.2	36.1	10.7	—
Capital lease obligations	1.0	0.4	0.3	0.3	—
Operating leases	85.6	18.6	28.7	20.0	18.3

Total contractual cash obligations	$841.4	$121.7	$225.3	$476.0	$18.4

(1)
The contractual obligation for debt assumes the senior convertible debentures will be repurchased by us in 2008 when holders of the debentures may exercise the right to require such repurchase.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements during any of fiscal 2004, 2003 or 2002.

Fiscal 2003 Compared to Fiscal 2002

        Cash and cash equivalents totaled $182.3 million at December 27, 2003, compared to $122.5 million at December 28, 2002.

        Net cash provided by operating activities in 2003 and 2002 was $123.8 million and $133.7 million, respectively. The decrease in cash provided by operations was primarily a result of the increase in accounts receivable and decrease in accrued compensation partially offset by the utilization of our deferred tax asset. Our revised days sales outstanding calculation includes the benefit of our deferred income. Our days sales outstanding decreased to 43 days as of December 27, 2003, compared to 48 days as of December 28, 2002. In addition, in 2002 we had a significant improvement in DSO, which added $11.7 million to cash flow.

        Net cash used in investing activities in 2003 and 2002 was $63.4 million and $78.9 million, respectively. In 2003 we used $32.7 million for capital expenditures, $21.8 million for the purchase of marketable securities and $10.8 million for the acquisition of an additional 19% of the equity of Charles River Japan. This compared to 2002 during which we used net cash of $42.5 million to acquire BioLabs and Springborn and $37.5 million for capital expenditures. In 2003, we made capital expenditures in RMS and Preclinical Services which were $23.8 million and $8.9 million, respectively. We anticipate that the future capital expenditures will be funded by cash provided by operating activities. We continue to evaluate acquisitions to serve as growth platforms as evidenced by our acquisition of River Valley Farms (RVF) in January 2004. We have various options for financing future acquisitions, including our existing cash and investments, cash flow provided by operations, and our ability to raise capital through debt and equity financing.

        Net cash used in financing activities in 2003 was $8.8 million, compared to net cash provided by financing activities in 2002 of $5.2 million. During 2003, we received debt proceeds of $6.9 million and repaid debt of $17.0 million. In 2002, we issued $185.0 million par value of 3.5% senior convertible debentures and we used $79.7 million of the proceeds to repay all of the 13.5% senior subordinated notes and $68.6 million to repay our outstanding senior secured credit facilities.

Recent Accounting Pronouncements

        On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Shared-Based Payment," which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This revised standard will be effective for us beginning with the third quarter in 2005.

        As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The impact of the modified prospective adoption of SFAS No. 123(R) cannot be estimated at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        Certain of our financial instruments are subject to market risks, including interest rate risk and foreign currency exchange rates. We generally do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk

        The fair value of our marketable securities is subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 100 basis points from levels at December 25, 2004, the fair value of the portfolio would decline by less than $0.1 million.

        On October 15, 2004, we entered into a credit agreement which provides for a $400 million term loan facility and a $150 million revolving facility. Our primary interest rate exposure results from changes in LIBOR or the base rates which are used to determine the applicable interest rates under our term loan and revolving credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $5 million on a pre-tax basis.

        The fair value of our senior convertible debenture is subject to interest rate risk and is impacted by our stock price. The estimated fair value of our long-term debt at December 25, 2004 was $726.4 million. Fair values were determined from available market prices, using current interest rates and terms to maturity.

        Our senior convertible debentures accrue interest at an initial rate of 3.5%, which will be reset (but not below the initial rate of 3.5% or above 5.25%) on August 1, 2007, August 1, 2012 and August 1, 2016. Fluctuations in interest rates will not affect the interest payable on the senior convertible debentures, which is fixed through August 1, 2007.

Foreign Currency Exchange Rate Risk

        We also have exposure to some foreign currency exchange rate fluctuations for the cash flows received from our foreign affiliates. This risk is mitigated by the fact that their operations are principally conducted in their respective local currencies. With the completion of the Inveresk acquisition, a portion of our revenue will be denominated in U.S. dollars with the costs accounted for in their local currencies. We expect to hedge against certain foreign currency exchange rate risks beginning in 2005 consistent with our hedge policy and will be designated as hedge as set forth in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Item 8. Financial Statements and Supplementary Data

INDEX

Page
Consolidated Financial Statements:
Report of Management	38
Report of Independent Registered Public Accounting Firm	39
Consolidated Statements of Income for the years ended December 25, 2004, December 27, 2003 and December 28, 2002	41
Consolidated Balance Sheets as of December 25, 2004 and December 27, 2003	42
Consolidated Statements of Cash Flows for the years ended December 25, 2004, December 27, 2003 and December 28, 2002	43
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 25, 2004, December 27, 2003 and December 28, 2002	44
Notes to Consolidated Financial Statements	45
Financial Statement Schedules:
Schedule II. Valuation and Qualifying Accounts	83
Supplementary Data:
Quarterly Information (Unaudited)	84

Report of Management

Management's Report on Internal Control Over Financial Reporting

        The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15(d)-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management assessed the effectiveness of the company's internal control over financial reporting as of December 25, 2004. In making this assessment, the company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Our assessment excludes the legacy Inveresk businesses we acquired in a purchase business combination in October 2004 as allowed under the rules and clarifications provided by the Securities and Exchange Commission and the Public Company Accounting Oversight Board (United States). The Inveresk Research Group, LLC is a wholly owned subsidiary whose total assets and revenues represent 67% and 7.9%, respectively, of the consolidated financial statement amounts for the year ended December 25, 2004.

        Based on this assessment, management concluded that, as of December 25, 2004, the Company's internal control over financial reporting was effective based on those criteria.

        Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 25, 2004 has been audited by PricewaterhouseCoopers LLP, an independent, registered public accounting firm, as stated within their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Charles River Laboratories International, Inc.:

        We have completed an integrated audit of Charles River Laboratories International, Inc. and its subsidiaries' 2004 consolidated financial statements and of its internal control over financial reporting as of December 25, 2004 and audits of its December 27, 2003 and December 28, 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Charles River Laboratories International, Inc. and its subsidiaries at December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index | presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 25, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As described in Management's Report on Internal Control Over Financial Reporting, management has excluded the Inveresk Research Group, Inc. from its assessment of internal control over financial reporting as of December 25, 2004 because it was acquired by the Company in a purchase business combination during 2004. We have also excluded the Inveresk Research Group, LLC from our audit of internal control over financial reporting. The Inveresk Research Group, Inc. is a wholly owned subsidiary whose total assets and total revenues represent 67% and 7.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 25, 2004.

PricewaterhouseCoopers LLP
Boston, Massachusetts
March    , 2004

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	Fiscal Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Net sales related to products	$339,994	$308,201	$269,534
Net sales related to services	426,923	305,522	285,095

Net sales	766,917	613,723	554,629
Costs and expenses
Cost of products sold	185,428	170,524	149,839
Cost of services provided	282,923	209,534	195,807
Selling, general and administrative	121,448	89,489	83,303
Other operating expenses, net	—	747	—
Amortization of other intangibles	16,795	4,876	3,414

Operating income	160,323	138,553	122,266
Other income (expense)
Interest income	3,285	1,774	2,120
Interest expense	(11,806)	(8,480)	(11,205)
Loss on debt retirement	—	—	(29,882)
Other, net	723	783	1,222

Income before income taxes, minority interests and earnings from equity investments	152,525	132,630	84,521
Provision for income taxes	61,156	51,063	31,921

Income before minority interests and earnings from equity investments	91,369	81,567	52,600
Minority interests	(1,577)	(1,416)	(2,784)
Earnings from equity investments	—	—	316

Net income	$89,792	$80,151	$50,132

Earnings per common share
Basic	$1.81	$1.76	$1.12
Diluted	$1.68	$1.64	$1.06

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 25, 2004	December 27, 2003
Assets
Current assets
Cash and cash equivalents	$207,566	$182,331
Marketable securities	234	13,156
Trade receivables, net	201,794	111,514
Inventories	61,914	52,370
Other current assets	38,798	11,517

Total current assets	510,306	370,888
Property, plant and equipment, net	357,149	203,458
Goodwill, net	1,422,586	105,308
Other intangibles, net	256,294	30,415
Deferred tax asset, net	50,412	61,603
Other assets	30,088	27,882

Total assets	$2,626,835	$799,554

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt and capital lease obligations	$80,865	$319
Accounts payable	28,672	19,433
Accrued compensation	46,037	27,251
Deferred income	117,490	30,846
Accrued liabilities	51,722	28,843
Other current liabilities	24,329	7,659

Total current liabilities	349,115	114,351
Long-term debt and capital lease obligations	605,980	185,683
Other long-term liabilities	189,443	24,721

Total liabilities	1,144,538	324,755
Commitments and contingencies
Minority interests	9,792	10,176
Shareholders' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 65,785,328 and 45,801,211 shares issued and outstanding at December 25, 2004 and December 27, 2003, respectively	658	458
Capital in excess of par value	1,518,854	609,781
Retained earnings (deficit)	(63,093)	(152,885)
Unearned compensation	(11,607)	(1,985)
Accumulated other comprehensive income	27,693	9,254

Total shareholders' equity	1,472,505	464,623

Total liabilities and shareholders' equity	$2,626,835	$799,554

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Cash flows relating to operating activities
Net income	$89,792	$80,151	$50,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,309	29,564	23,986
Amortization of debt issuance costs and discounts	1,642	1,216	1,741
Amortization of premiums on marketable securities	225	341	—
Provision for doubtful accounts	786	1,494	(25)
Loss on debt retirement	—	—	29,882
Earnings from equity investments	—	—	(316)
Minority interests	1,577	1,416	2,784
Deferred income taxes	9,079	8,890	(391)
Tax benefit from exercises of employee stock options	13,804	3,197	4,669
Loss on disposal of property, plant and equipment	460	505	3,526
Proteomics write-off	2,956	—	—
Deferred financing cost write-off	105	—	—
Asset impairment charge	—	3,655	—
Litigation settlement	—	(2,908)	—
Non-cash compensation	3,815	1,102	1,002
Changes in assets and liabilities:
Restricted cash	—	5,000	(5,000)
Trade receivables	(7,260)	(13,356)	11,739
Inventories	(6,363)	(5,733)	(1,645)
Other current assets	(2,248)	2,590	2,450
Other assets	482	2,819	772
Accounts payable	(2,322)	4,486	(3,753)
Accrued compensation	4,694	(6,464)	3,792
Deferred income	22,847	6,308	5,170
Accrued liabilities	(9,216)	(740)	(6,943)
Other current liabilities	11,586	(2,919)	5,999
Other long-term liabilities	2,077	3,152	4,088

Net cash provided by operating activities	184,827	123,766	133,659

Cash flows relating to investing activities
Acquisition of businesses, net of cash acquired	(571,992)	(10,841)	(42,498)
Capital expenditures	(45,336)	(32,704)	(37,543)
Purchases of marketable securities	(16,689)	(21,824)	—
Proceeds from sale of marketable securities	32,621	1,108	—
Proceeds from sale of property, plant and equipment	1,427	872	1,156

Net cash used in investing activities	(599,969)	(63,389)	(78,885)

Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	594,000	6,943	188,922
Payments on long-term debt, revolving credit facility and capital lease obligations	(174,046)	(17,026)	(157,882)
Premium paid on early retirement of debt	—	—	(23,886)
Payments of deferred financing cost	(7,449)	(783)	(6,123)
Proceeds from exercises of employee stock options	26,554	3,069	3,137
Proceeds from exercises of warrants	—	907	2,136
Dividends paid to minority interests	(2,112)	(1,902)	(1,470)
Payments received from officer loans	—	—	341
Net cash provided by (used in) financing activities	436,947	(8,792)	5,175

Effect of exchange rate changes on cash and cash equivalents	3,430	8,237	4,289

Net change in cash and cash equivalents	25,235	59,822	64,238
Cash and cash equivalents, beginning of period	182,331	122,509	58,271

Cash and cash equivalents, end of period	$207,566	$182,331	$122,509

Supplemental cash flow information
Cash paid for interest	$6,994	$6,957	$9,569
Cash paid for taxes	$36,302	$37,736	$15,893
Supplemental non-cash investing activities information
Issuance of common stock related to the Inveresk acquisition	$841,042	$—	$—

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Loans to Officers	Unearned Compensation
Balance at December 29, 2001	$289,510	$(283,168)	$(16,016)	$442	$588,909	$(341)	$(316)
Components of comprehensive income, net of tax:
Net income	$50,132	$50,132	$—	$—	$—	$—	$—
Foreign currency translation adjustment	5,892	—	5,892	—	—	—	—
Minimum pension liability adjustment	557	—	557	—	—	—	—

Total comprehensive income	56,581	—	—	—	—	—	—

Exercise of stock options	3,137	—	—	4	3,133	—	—
Tax benefit from exercise of stock options	4,669	—	—	—	4,669	—	—
Exercise of warrants	2,136	—	—	5	2,131	—	—
Issuance of restricted stock to employees	—	—	—	1	2,886	—	(2,887)
Amortization of unearned compensation	1,002	—	—	—	—	—	1,002
Repayment of officer loans	341	—	—	—	—	341	—

Balance at December 28, 2002	$357,376	$(233,036)	$(9,567)	$452	$601,728	$—	$(2,201)
Components of comprehensive income, net of tax:
Net income	$80,151	$80,151	$—	$—	$—	$—	$—
Foreign currency translation adjustment	19,015	—	19,015	—	—	—	—
Minimum pension liability adjustment	(266)	—	(266)	—	—	—	—
Unrealized gain on marketable securities	72	—	72	—	—	—	—

Total comprehensive income	98,972	—	—	—	—	—	—

Exercise of stock options	3,069	—	—	4	3,065	—	—
Tax benefit from exercise of stock options	3,197	—	—	—	3,197	—	—
Exercise of warrants	907	—	—	2	905	—	—
Issuance of restricted stock to employees	—	—	—	—	886	—	(886)
Amortization of unearned compensation	1,102	—	—	—	—	—	1,102

Balance at December 27, 2003	$464,623	$(152,885)	$9,254	$458	$609,781	$—	$(1,985)
Components of comprehensive income, net of tax:
Net income	$89,792	$89,792	$—	$—	$—	$—	$—
Foreign currency translation adjustment	17,010	—	17,010	—	—	—	—
Minimum pension liability adjustment	1,475	—	1,475	—	—	—	—
Unrealized gain on marketable securities	(46)	—	(46)	—

Total comprehensive income	108,231	—	—	—	—	—	—

Issuance of common stock related to acquisition	841,042	—	—	185	840,857	—	—
Fair value of stock option exchange related to acquisition	30,350	—	—	—	41,694	—	(11,344)
Transaction cost related to acquisition	(10,122)	—	—	—	(10,122)	—	—
Exercise of stock options	26,554	—	—	15	26,539	—	—
Tax benefit from exercise of stock options	8,011	—	—	—	8,011	—	—
Issuance of restricted stock to employees	—	—	—	—	1,513	—	(1,513)
Performance based compensation	581	—	—	—	581	—	—
Amortization of unearned compensation	3,235	—	—	—	—	—	3,235

Balance at December 25, 2004	$1,472,505	$(63,093)	$27,693	$658	$1,518,854	$—	$(11,607)

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies

  Description of Business

        Charles River Laboratories International, Inc. (together with its subsidiaries, the Company) is a leading global provider of solutions that advance the drug discovery and development process. The Company's fiscal year is the twelve-month period ending the last Saturday in December.

  Principles of Consolidation

        The consolidated financial statements include all majority-owned subsidiaries. Intercompany accounts, transactions and profits are eliminated. Results for three majority-owned subsidiaries are recorded on a one-month lag basis. There were no material transactions or events for these subsidiaries between the reporting date and December 25, 2004.

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

  Marketable Securities

        The Company accounts for its investment in marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in marketable securities (Note 5) consist of corporate debt securities and government securities and obligations which are classified as securities available-for-sale.

        Realized gains and losses on securities classified as available-for-sale are included in earnings and are determined using the specific identification method. Unrealized holding gains and losses, net of related tax effects, are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of shareholders' equity, until realized. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income.

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

        SFAS No. 142 requires that goodwill be tested at least annually for impairment using a two-step process. The first step is to identify a potential impairment. The second step of the impairment test measures the amount of the impairment loss. The Company completed the annual impairment tests in 2004 and 2003 and concluded there was no impairment of goodwill. Intangible assets deemed to have an indefinite life are tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset. The Company completed the annual impairment tests in 2004 and 2003 and concluded there was no impairment of identifiable intangible assets with indefinite useful lives.

  Other Assets

        Other assets consist primarily of deferred financing costs, the cash surrender value of life insurance policies, a defined benefit plan pension asset and certain investments in available-for-sale securities that the Company does not intend to dispose of within the next twelve months.

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

        SFAS No. 123 requires the presentation of certain pro forma information as if the Company had accounted for its employee stock options under the fair value method. For purposes of this disclosure, the fair value of the fixed option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for option grants:

	2004	2003	2002
Risk-free interest rate	3.1%	3.1%	4.1%
Volatility factor	35.0%	51.3%	51.2%
Weighted average expected life (years)	5.0	6.0	6.0

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. However, for each period presented, management believes the Black-Scholes model is the most appropriate option valuation model. The weighted average Black-Scholes fair value for the 2004, 2003 and 2002 grants was $15.57, $17.04 and $17.62, respectively.

        Had compensation expense for the Company's option grants been recognized consistent with the provision of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123," the

Company's net income and earnings per share for the years ended December 25, 2004, December 27, 2003 and December 28, 2002 would have been reduced to the pro forma amounts indicated below:

	2004	2003	2002
Reported net income	$89,792	$80,151	$50,132
Add: Stock-based employee compensation included in reported net income, net of tax	2,431	678	616
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(17,341)	(10,456)	(6,204)

Pro forma net income	$74,882	$70,373	$44,544

Reported basic earnings per share	$1.81	$1.76	$1.12
Pro forma basic earnings per share	$1.51	$1.55	$1.00
Reported diluted earnings per share	$1.68	$1.64	$1.06
Pro forma diluted earnings per share	$1.41	$1.45	$0.95

  Revenue Recognition

        The Company recognizes revenue related to its products and services in accordance with the SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition."

        The Company recognizes revenue related to its products, which include research models, in vitro technology and vaccine support products, when persuasive evidence of an arrangement exists, generally in the form of customer purchase orders, title and risk of loss have transferred, which occurs upon delivery of the products, the sales price is fixed and determinable and collectibility is reasonably assured. These recognition criteria are met at the time the product is delivered to the customer's site. Product sales are recorded net of returns upon delivery. For large models in some cases customers pay in advance of delivery of the product. These advances are deferred and recognized as revenue upon delivery of the product..

        The Company's service revenue is comprised of toxicology, pathology, laboratory, clinical Phase I trials, clinical trials management services, transgenic and contract staffing services and is generally evidenced by customer contracts. Toxicology services provide highly specialized studies to evaluate the safety and toxicity of new pharmaceutical compounds and materials used in medical devices. Pathology services provide the ability to identify and characterize pathologic changes within tissues and cells in determining the safety of a new compound. Laboratory services monitor and analyze health and genetics of research models used in research protocols. Clinical Phase I conducts tolerability assessment to explore human pharmacology. Clinical trials management provides customized program management to coordinate and manage clinical trial programs. Transgenic services include validating, maintaining, breeding and testing research models for biomedical research activities. Contract staffing services provide management of animal care operations on behalf of government, academic, pharmaceutical and biotechnology organizations.

        The toxicology, pathology and clinical Phase I trials services arrangements typically range from one to six months but can range up to approximately 24 months in length. These agreements are negotiated for a fixed fee. Laboratory service arrangements are generally completed within a one-month period and are also of a fixed fee nature. Transgenic, contract staffing services and clinical trial management are of a longer-term nature, from six months to five years, and are billed at agreed upon rates as specified in the contract.

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

        Deferred and unbilled revenue is recognized in the consolidated balance sheets. In some cases, a portion of the contract fee is paid at the time the study is initiated. These advances are deferred and recognized as revenue as services are performed. Unbilled services are recorded for revenues recognized to date and relate to amounts that are currently unbillable to the customer pursuant to contractual terms. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules.

  Guarantees

        The Company includes standard indemnification provisions in its customer contracts, which include standard provisions limiting the Company's liability under such contracts, including the Company's indemnification obligations, with certain exceptions.

  Derivatives and Hedging Activities

        The Company follows the requirements of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and used for hedging activities. All derivatives, whether designed for hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, all changes in the fair value of the derivative and changes in the fair value of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item effects earnings. The ineffective portions of both fair value and cash flow hedges are immediately recognized as earnings.

        The Company has not designated any of its derivative financial instruments as hedges for accounting purposes and therefore, the changes in fair value are reflected in income each period. This may cause volatility in quarterly earnings in the future.

  Fair Value of Financial Instruments

        The carrying amounts of the Company's significant financial instruments, which include cash equivalents, marketable securities, accounts receivable and accounts payable, approximate their fair values at December 25, 2004 and December 27, 2003. The fair value of the Company's financing instruments (Note 8) was $726,429 based on market rates at December 25, 2004.

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

  Foreign Currency Translation

        The functional currencies of the Company's foreign subsidiaries are in local currency. In accordance with SFAS No. 52, "Foreign Currency Translation," the financial statements of these subsidiaries are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and shareholders' equity at historical exchange rates. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income in the accompanying balance sheet. Exchange gains and losses on foreign currency transactions are recorded as other income or expense. The Company recorded exchange gains of $418, $702 and $1,222 in 2004, 2003 and 2002, respectively.

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

  Pension Obligations

        The Company recognizes obligations associated with its defined benefit pension plans (Note 11) in accordance with SFAS No. 87, "Employers Accounting for Pensions." Assets, liabilities and expenses are calculated by accredited independent actuaries. As required by SFAS No. 87, the Company is required to make certain assumptions to value the plan assets and liabilities. These assumptions are reviewed annually, or whenever otherwise required by SFAS No. 87, based on reviews of current plan information and consultations with independent investment advisors and actuaries. The selection of assumptions requires a high degree of judgment and may materially change from period to period. The Company does not offer other defined benefits associated with post-retirement benefit plans other than pensions. The Company adopted the disclosure requirements under SFAS No. 132R, "Employers'

Disclosure about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88 and 106," as of December 25, 2004 for both domestic and foreign defined benefit plans.

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

  New Accounting Pronouncements

        On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Shared-Based Payment," which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This revised standard will be effective for the Company beginning with the third quarter in 2005.

        As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an impact on the Company's result of operations, although it will have no impact on the Company's overall financial position. The impact of the modified prospective adoption of SFAS No. 123(R) cannot be estimated at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share.

  Reclassifications

        Certain amounts in prior year financial statements and related notes have been reclassified to conform with current year presentation. These reclassifications have no impact on previously reported net income or cash flow.

2. Business Acquisitions

        The Company acquired several businesses during the three-year period ended December 25, 2004. The results of operations of the acquired businesses are included in the accompanying consolidated financial statements from the date of acquisition. Significant acquisitions include the following:

        On October 20, 2004, the Company's shareholders approved the merger agreement with Inveresk Research Group (Inveresk). The acquisition strengthened the Company's position as a leading global company providing essential preclinical and clinical drug development services and products. The strategic combination significantly expanded the Company's service portfolio and strengthens the Company's global footprint in the growing market for pharmaceutical research and development products and services. Under the terms of the merger agreement, Inveresk shareholders received 0.48 shares of the Company's common stock and $15.15 in cash for each share of Inveresk common stock they owned. The purchase price of $1,458,057 consisted of $841,042 representing the fair value of the Company's common stock of 18,451,996 shares issued, $582,391 of cash consideration, the fair value of the Company's stock options exchanged for Inveresk stock options and transaction costs incurred by the Company. The Company utilized $161,229 of available cash and $500,000 of borrowings under the credit facility for the cash consideration paid to Inveresk shareholders and to pay off Inveresk's existing credit facility of approximately $78,838.

        The purchase price associated with the Inveresk acquisition is as follows:

Stock consideration	$841,042
Cash consideration	582,391
Fair value of stock options exchange	30,350
Transaction costs	4,274

Purchase price	1,458,057
Cash acquired	(41,726)

Purchase price, net of cash acquired	$1,416,331

        The Company's purchase price allocation is preliminary. It has not been finalized as the Company is awaiting the completion by an outside appraiser of the valuations of the plant and equipment. The outside appraisal of the intangible assets acquired has been finalized. The Company does not anticipate any significant differences between current book values and the fair values upon the completion of the asset valuation.

        The preliminary purchase price allocation associated with the Inveresk acquisition is as follows:

Current assets	$98,415
Property, plant and equipment	128,082
Current liabilities	(201,293)
Non-current liabilities	(147,505)
Goodwill and other intangibles acquired	1,538,632

Total purchase price allocation	$1,416,331

		Weighted average amortization life (years)
Customer relationships	$167,700	21
Backlog	63,700	3
Trademarks and trade names	700	1
Goodwill	1,306,532	—

Total goodwill and other intangibles	$1,538,632

        On January 8, 2004, the Company acquired River Valley Farms, Inc. (RVF), a privately held medical device contract research business. Consideration, including acquisition expenses, was $16,972, net of cash acquired of $347. RVF was acquired to strengthen service offerings of the Company's Preclinical Services segment. This acquisition was recorded as a purchase business combination in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations."

        The final purchase price allocation associated with the RVF acquisition is as follows:

Current assets	$2,135
Property, plant and equipment	5,987
Current liabilities	(2,828)
Non-current liabilities	(2,315)
Goodwill and other intangibles acquired	13,993

Consideration, net of cash acquired	$16,972

		Weighted average amortization life (years)
Customer relationships	$3,800	12
Goodwill	10,193	—

Total goodwill and other intangibles	$13,993

        Effective January 2, 2003, the Company acquired an additional 19% of the equity (404,321 common shares) of Charles River Japan from Ajinomoto Company, Inc. (Ajinomoto), the minority interest partner, which increased the Company's ownership to 85% of the outstanding shares. The purchase price for the equity was 1.3 billion yen, or $10,841, which was paid in cash. The Company recorded goodwill of $2,553 based on the preliminary purchase price allocation in the first quarter of 2003. The Company reallocated this amount to fixed assets based on an independent valuation of these fixed assets, which was completed during the second quarter of 2003. Charles River Japan is an extension of the Company's Research Models and Services segment. During the fourth quarter of 2004, the Company recorded a deferred tax liability of $1,001 related to the purchase price allocation.

        During the first quarter of 2003, the Company recorded a deferred tax liability of $6,000 associated with prior-year acquisitions. This resulted in an increase in goodwill of $6,000.

        On October 1, 2002, the Company acquired 100% of the voting equity interests of privately-held Springborn Laboratories, Inc. (Springborn). Consideration, including acquisition expenses, was $26,452, net of cash acquired of $634. Consideration consisted of $20,452 in cash and $6,000 in the form of a three-year unsecured subordinated note (Note 8). Springborn provides expertise in short to mid-term toxicology studies. Springborn was acquired to strengthen service offerings of the Company's Preclinical Services segment. The acquisition was recorded as a purchase business combination in accordance with SFAS No. 141, "Business Combinations."

        On June 7, 2002, the Company acquired 100% of the voting equity interests of privately-held Biological Laboratories Europe Limited (BioLabs). Consideration, including acquisition expenses, was $22,900, net of cash acquired of $2,998. The consideration consisted of $21,012 in cash and $1,888 in future payments, which are to be paid to certain former shareholders of BioLabs over a three-year period. During 2004 and 2003, the Company paid $823 and $746, respectively, to certain former shareholders of BioLabs, which represents two-thirds of the required future payments to be made by the Company based on the agreement. BioLabs, located in western Ireland, provides a broad range of services supporting the discovery, development and manufacturing of pharmaceutical, medical devices and animal and human health products. BioLabs was acquired to strengthen the Company's Preclinical Services segment by adding new capabilities to service the large and growing global animal health and medical device industry. The acquisition was recorded as a purchase business combination in accordance with SFAS No. 141.

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

        On October 2, 2002, the Company entered into an agreement with Proteome Systems, Ltd. (Proteome) to establish a joint venture. The Company owned 80% of the established joint venture company, Charles River Proteomic Services, Inc. (Charles River Proteomics), which was initially capitalized with $6,000, consisting of $5,000 in cash and a $1,000 working capital loan provided by the Company and Proteome, in proportion to their equity interests. During 2003, Charles River Proteomics borrowed $500 against the working capital loan. Interest is based on the Federal Short Term rate, 1.67% at December 27, 2003, and is payable quarterly beginning March 31, 2004. Principal is due in full by the end of the joint venture agreement. The Company began consolidating the operations of Charles River Proteomics from the date of the agreement. During the fourth quarter of 2004 the Company closed this business and recorded a charge of $2,956 associated with its closure. The charge includes an asset impairment charge of $1,539, a lease impairment of $989, severance of $41 and other related expenses of $389.

        On August 20, 2002, the Company amended the joint venture agreement for Charles River Mexico, which was accounted for under the equity method. Upon execution of the amendment, the Company gained control over the operations. The Company's ownership percentage of 50.1% did not change as a result of this amendment and no additional contributions were made. The Company began consolidating the operations of Charles River Mexico from the date of the amendment. Upon consolidation, the Company reversed its equity investment of $3,203, and recognized goodwill of $581 and minority interest of $2,587. Results of operations in 2002 were not materially impacted by the consolidation. Charles River Mexico is an extension of the Company's vaccine support business, part of the Research Models and Services segment.

        The following selected unaudited pro forma consolidated results of operations are presented as if each of the acquisitions had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments including the amortization of intangibles. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the companies operated as one during the periods reported. No effect has been given for synergies, if any, that may have been realized through the acquisitions.

	Fiscal Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Net sales	$1,018,282	$892,598	$576,325
Operating income	150,138	119,085	125,279
Net income	82,847	65,980	52,652
Earnings per common share
Basic	$1.28	$1.04	$1.17
Diluted	$1.22	$1.00	$1.11

        Refer to Note 9 for further discussion of the method of computation of earnings per share.

3. Impairment and Other Charges

        During the fourth quarter of 2004 the company recorded a charge of $2,956 associated with the closure of the Charles River Proteomic Services, which was included in the Preclinical Services segment. The charge includes an asset impairment charge of $1,539, a lease impairment of $989, severance of $41 and other related expenses of $389.

        During the second and third quarters of 2003, the Company recorded a total charge of $954, included in the Preclinical Services segment, for severance to employees who were terminated as part of a cost savings program. The Company recorded $690 of the charge to cost of services provided and $264 to selling, general and administrative expenses in the consolidated statements of income. Approximately 100 employees, mainly technicians, technical support and administrative staff, were terminated as part of the cost savings program. As of December 25, 2004 and December 27, 2003, the year end accrual for the remaining severance was $0 and $104, respectively.

        During the first quarter of 2003, the Company re-evaluated the marketability of certain long-lived assets related to a biopharmaceutical production facility in Maryland, which is included in the Preclinical Services segment, due to a significant decline in market interest in purchasing these assets. Since the Company was unable to locate a buyer for these assets, an impairment charge was recognized because future undiscounted cash flows were estimated to be insufficient to recover the related book value. The Company recorded an asset impairment charge of $3,655 for the write-down of those assets including a net write-down of leasehold improvements of $2,195 and machinery and equipment of $1,460. The charge was recorded as other operating expenses in the consolidated statements of income.

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

5. Marketable Securities

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities available for sale by major security type were as follows:

	December 25, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$2,071	$8	$(5)	$2,074
Government securities and obligations	2,477	28	—	2,505

	$4,548	$36	$(5)	$4,579

	December 27, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$11,656	$92	$—	$11,748
Government securities and obligations	8,719	28	(10)	8,737

	$20,375	$120	$(10)	$20,485

        Maturities of corporate debt securities and government securities and obligations classified as available-for-sale were as follows:

	December 25, 2004		December 27, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$233	$234	$13,250	$13,156
Due after one year through five years	4,315	4,345	7,125	7,329

	$4,548	$4,579	$20,375	$20,485

        Marketable securities due after one year are included in other assets on the consolidated balance sheets.

6. Supplemental Balance Sheet Information

        The composition of trade receivables is as follows:

Customer receivables	$155,549	$97,257
Unbilled revenue	50,082	15,901

Total	205,631	113,158
Less allowance for doubtful accounts	(3,837)	(1,644)

Net trade receivables	$201,794	$111,514

        The composition of inventories is as follows:

	December 25, 2004	December 27, 2003
Raw materials and supplies	$9,393	$6,872
Work in process	3,431	4,028
Finished products	49,090	41,470

Inventories	$61,914	$52,370

        The composition of other current assets is as follows:

	December 25, 2004	December 27, 2003
Prepaid assets	$16,045	$8,444
Deferred tax asset	10,675	$3,073
Prepaid income tax	8,551	—
Restricted cash	3,527	—

Other current assets	$38,798	$11,517

        The composition of property, plant and equipment is as follows:

	December 25, 2004	December 27, 2003
Land	$16,196	$12,328
Buildings	282,733	207,385
Machinery and equipment	234,043	166,178
Leasehold improvements	19,926	13,018
Furniture and fixtures	6,401	4,080
Vehicles	4,547	3,175
Construction in progress	37,711	15,636

Total	601,557	421,800
Less accumulated depreciation	(244,408)	(218,342)

Net property, plant and equipment	$357,149	$203,458

        Depreciation expense for 2004, 2003, and 2002 was $29,514, $24,688 and $20,572, respectively.

        The composition of other assets is as follows:

	December 25, 2004	December 27, 2003
Deferred financing costs	$10,454	$4,752
Cash surrender value of life insurance policies	7,391	7,298
Long term marketable securities	4,345	7,329
Pension asset	3,801	5,637
Other assets	4,097	2,866

Other assets	$30,088	$27,882

        The composition of other current liabilities is as follows:

	December 25, 2004	December 27, 2003
Accrued income taxes	$18,027	$4,889
Accrued interest	6,302	2,770

Other current liabilities	$24,329	$7,659

        The composition of other long term liabilities is as follows:

	December 25, 2004	December 27, 2003
Deferred tax liability	$93,143	$3,938
Long term pension liability	63,783	1,643
Accrued Executive Supplemental Life Insurance Retirement Plan	16,326	12,873
Other long term liabilities	16,191	6,267

Other long term liabilities	$189,443	$24,721

7. Goodwill and Other Intangible Assets

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	December 25, 2004		December 27, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$1,435,414	$(12,828)	$118,014	$(12,706)

Other intangible assets not subject to amortization:
Research models	3,438	—	3,438	—
Other intangible assets subject to amortization:
Backlog	65,368	(11,040)	—	—
Customer relationships	202,956	(9,823)	26,818	(5,752)
Customer contracts	1,655	(1,429)	3,585	(3,078)
Trademarks and trade names	3,939	(1,377)	3,224	(913)
Standard operating procedures	1,358	(690)	1,353	(637)
Other identifiable intangible assets	6,158	(4,219)	5,531	(3,154)

Total other intangible assets	$284,872	$(28,578)	$43,949	$(13,534)

        The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

		Adjustments to Goodwill			Adjustments to Goodwill
	Balance at December 28, 2002			Balance at December 27, 2003			Balance at December 25, 2004
		Acquisitions	Other		Acquisitions	Other
Research Models and Services
Gross carrying amount	$18,024	$1,331	$710	$20,065	$—	$(144)	$19,921
Accumulated amortization	(4,538)	—	(240)	(4,778)	—	(122)	(4,900)
Preclinical Services
Gross carrying amount	90,974	4,669	2,306	97,949	937,831	819	1,036,599
Accumulated amortization	(7,928)	—	—	(7,928)	—	—	(7,928)
Clinical Services
Gross carrying amount	—	—	—	—	378,894	—	378,894
Accumulated amortization	—	—	—	—	—	—	—
Total
Gross carrying amount	$108,998	$6,000	$3,016	$118,014	$1,316,685	$715	$1,435,414
Accumulated amortization	(12,466)	—	(240)	(12,706)	—	(122)	(12,828)

        Estimated amortization expense for each of the next five fiscal years is as follows:

2005	$58,464
2006	45,129
2007	31,424
2008	25,588
2009	20,779

8. Long-Term Debt and Capital Lease Obligations

  Long-Term Debt

        On October 15, 2004, the Company entered into a credit agreement which provides for a $400 million term loan facility and a $150 million revolving facility. The term loan facility matures in 20 equal, quarterly installments with the first installment payable December 31, 2004 and the last installment due September 30, 2009. The revolver facility matures on October 15, 2009 and requires no scheduled prepayment before that date. The interest rates applicable to term loans and revolving loans under the credit agreement are, at the Company's option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the adjusted LIBOR rate, in each case plus an interest rate margin based upon the Company's leverage ratio, 3.5% as of December 25, 2004. Based on the leverage ratio of the Company, the margin range for LIBOR based loans is 1.25% to 1.75%. The credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. The Company was in compliance with its debt covenants as of December 25, 2004. The Company had $4,988 and $5,313 outstanding under letters of credit as of December 25, 2004 and December 27, 2003, respectively.

        On March 31, 2003, the Company entered into a revolving credit agreement which was terminated on October 20, 2004. The agreement permitted the Company to borrow up to $100,000 at an interest rate based on, at the Company's option, the greatest of the Prime Rate, the Base CD Rate plus 1% and the Federal Funds Effective Rate plus 0.5%, or LIBOR multiplied by the Statutory Reserve Rate plus a spread of 1.25% to 2.50% based on the leverage ratio of the Company and the aggregate borrowing under the revolving credit agreement. Interest was payable, ranging from monthly to semi-annually, based on the Company's option of interest rate selected. The credit agreement required the Company to pay a quarterly commitment fee which ranges from 25 through 50 basis points annually on the undrawn balance, based on the leverage of the Company. The agreement also required the Company to remain in compliance with certain financial ratios as well as other restrictive covenants. No amounts were outstanding under the credit agreement as of December 27, 2003.

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

        Effective at the beginning of fiscal year 2003, the Company adopted SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. As the tender offer, repayment of the senior secured term loan facilities and termination of the revolving credit facility were not unusual in nature and infrequent in occurrence, the extraordinary loss before tax for 2002 of $29,882 was reclassified to loss on debt retirement. The related tax benefit for 2002 of $11,651 was reclassified to the provision for income taxes in the consolidated statements of income.

        Long-term debt consists of the following:

	December 25, 2004	December 27, 2003
Senior convertible debentures	$185,000	$185,000
Term loan facility	400,000	—
Revolving credit facility	100,000	—
Other long-term debt, represents secured and unsecured promissory notes, interest rates between 0% and 4.06% at December 25, 2004, maturing between 2005 and 2012	844	853

Total debt	685,844	185,853
Less: current portion of long-term debt	(80,456)	(253)

Long-term debt	$605,388	$185,600

        Minimum future principal payments of long-term debt at December 25, 2004 are as follows:

Fiscal Year
2005	$80,456
2006	80,245
2007	80,007
2008	265,006
2009	180,007
Thereafter	123

Total	$685,844

  Capital Leases

        The Company has one capital lease for a building and numerous capital leases for equipment. These leases are capitalized using interest rates considered appropriate at the inception of each lease. Assets recorded in connection with these capital leases are not material.

        Capital lease obligations amounted to $1,001 and $149 at December 25, 2004 and December 27, 2003, respectively, with maturities through March 31, 2009 at interest rates ranging from 4.6% to 16.5%.

9. Shareholders' Equity

  Earnings Per Share

        Basic earnings per share for the years ended December 25, 2004, December 27, 2003 and December 28, 2002 was computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for the years ended December 25, 2004, December 27, 2003 and December 28, 2002 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.

        Options to purchase 113,800 shares, 3,234,201 shares and 141,624 shares were outstanding at December 25, 2004, December 27, 2003 and December 28, 2002, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

        Basic weighted average shares outstanding for 2004, 2003 and 2002 excluded the weighted average impact of 20,000 shares of contingently issuable shares. In addition, weighted average shares outstanding for 2004, 2003 and 2002 excluded the weighted average impact of 64,241, 72,139 and 61,669 shares, respectively, of non-vested fixed restricted stock awards.

        The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings per share:

	Fiscal Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Numerator:
Net income for purposes of calculating basic earnings per share	$89,792	$80,151	$50,132
After-tax equivalent of interest expense on:
3.5% senior convertible debenture	4,125	3,982	3,698
2% convertible note	—	—	8

Income for purposes of calculating diluted earnings per share	$93,917	$84,133	$53,838

Denominator:
Weighted average shares outstanding — Basic	49,601,021	45,448,368	44,681,601
Effect of dilutive securities:
3.5% senior convertible debenture	4,759,455	4,759,455	4,419,847
Stock options and contingently issued restricted stock	1,346,665	726,291	1,061,243
Warrants	338,707	380,691	685,219
2% convertible note	—	—	8,813

Weighted average shares outstanding — Diluted	56,045,848	51,314,805	50,856,723

Basic earnings per share	$1.81	$1.76	$1.12
Diluted earnings per share	$1.68	$1.64	$1.06

  Retained Earnings

        Retained earnings includes approximately $2,000 which is restricted due to statutory requirements in the local jurisdiction of a foreign subsidiary as of December 25, 2004 and December 27, 2003.

  Accumulated Other Comprehensive Income

        The composition of accumulated other comprehensive income is as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Net Unrealized Gain on Investment Securities	Accumulated Other Comprehensive Income
Balance at December 28, 2002	$(7,763)	$(1,804)	$—	$(9,567)
Period change	23,460	(518)	110	23,052
Tax benefit	(4,445)	252	(38)	(4,231)

Balance at December 27, 2003	11,252	(2,070)	72	9,254
Period change	18,919	2,444	(79)	21,284
Tax benefit	(1,909)	(969)	33	(2,845)

Balance at December 25, 2004	$28,262	$(595)	$26	$27,693

  Warrants

        As part of the recapitalization in 1999, the Company issued 150,000 units, each comprised of a $1,000 senior subordinated note and a warrant to purchase 7.6 shares of common stock of the Company for total proceeds of $150,000. The Company allocated the $150,000 offering proceeds between the senior subordinated notes ($147,872) and the warrants ($2,128), based upon the estimated fair value. The portion of the proceeds allocated to the warrants is reflected as capital in excess of par in the accompanying consolidated financial statements. Each warrant entitles the holder, subject to certain conditions, to purchase 7.6 shares of common stock of the Company at an exercise price of $5.19 per share of common stock, subject to adjustment under some circumstances. Upon exercise, the holders of warrants would be entitled to purchase 383,990 shares of common stock of the Company as of December 25, 2004 and December 27, 2003. The warrants expire on October 1, 2009.

10. Income Taxes

        An analysis of the components of income before income taxes, minority interests and earnings from equity investments and the related provision for income taxes is presented below:

	Fiscal Year Ended
	December 25, 2004	December 287 2003	December 28, 2002
Income before income taxes, minority interests and earnings from equity investments
U.S.	$100,261	$94,932	$53,381
Non-U.S.	52,264	37,698	31,140

	$152,525	$132,630	$84,521

Income tax provision
Current:
Federal	$24,604	$21,806	$6,774
Foreign	22,629	15,048	11,671
State and local	4,844	5,319	2,216

Total current	52,077	42,173	20,661

Deferred:
Federal	16,050	7,685	9,354
Foreign	(8,530)	—	414
State and local	1,559	1,205	1,492

Total deferred	9,079	8,890	11,260

	$61,156	$51,063	$31,921

        Net deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws.

	December 25, 2004	December 27, 2003
Compensation related	$24,841	$—
Accruals	3,745	3,074
Financing related	(13,175)	—
Goodwill and other intangibles	(23,483)	62,841
Net operating loss and credit carryforwards	48,663	11,727
Depreciation and amortization	(21,619)	920
Non-indefinitely reinvested earning	(40,985)	—
Other	319	(13,774)

	(21,694)	61,714
Valuation allowance	(10,362)	(4,051)

Total deferred taxes	$(32,056)	$60,737

        As of December 25, 2004, the Company had net operating loss carryforwards for state income tax purposes of approximately $32.1 million expiring at December 31,2005, and foreign net operating loss carryforwards of approximately $28.0 million which may be carried forward indefinitely. Additionally, the Company has foreign tax credit carryforwards of $13.3 million which will begin to expire in 2009.

        During 2004, in conjunction with the restructuring of its European operations, the Company recorded a tax benefit of $2.1 million on the reduction of a valuation allowance on its foreign tax credits. During 2002, in conjunction with the state tax planning initiatives and the completion of the 2001 state income tax returns during the third quarter of 2002, the Company reassessed the valuation allowance on the deferred tax assets associated with state net operating loss carryforwards. As a result of the reassessment, $0.4 million of the valuation allowance was released and recorded as a tax benefit.

        As of December 25, 2004, the Company had a valuation allowance of approximately $10.3 million. The valuation allowance is recorded against deferred tax assets for net operating loss carryforwards in jurisdictions where management does not believe it is more likely than not a benefit will be realized. Approximately $8.4 million of the valuation was established against deferred tax assets acquired as part of the Inveresk acquisition and any future recognition of the asset will result in an adjustment to goodwill. The Company has recognized the balance of deferred tax asset on the belief that it is more likely than not it will be realized. This belief is based on all available evidence including historical operating results, projections of taxable income, and tax planning strategies.

        In connection with the 1999 recapitalization transaction, the Company elected under Internal Revenue Code Section 338(h)(10) to treat the transaction as a purchase resulting in a step-up in the tax basis of the underlying assets. The election resulted in the recording of a deferred tax asset in 1999, net of valuation allowance, of approximately $99,506 for the estimated future tax benefits associated with the increased tax basis of the assets. For financial reporting purposes the benefit was treated as a contribution to capital in 1999. As of December 25, 2004, the net deferred tax asset pertaining to the election under section 338(h)(10) of the Internal Revenue Code was $59,207. The Company expects to realize the net benefit of the deferred tax asset over a 15 year period from the date of the 1999 recapitalization transaction through annual tax deductions which are expected to reduce future tax payments. It is possible that the Internal Revenue Service (IRS) may challenge the availability of the Section 338(h)(10) election to the Company as a result of the Company's reorganization in connection with the initial public offering in 2000. If the IRS were successful, the expected future tax benefits from the election would not be available and the Company would be required to write off the related deferred tax assets by recording a non-recurring expense in the results of operations in an amount equal to such deferred tax assets. The Company believes that the reorganization and liquidating distribution should not have any impact upon the election for federal income tax purposes. However, the IRS may reach a different conclusion.

        Reconciliations of the statutory U.S. federal income tax rate to effective tax rates are as follows:

	Fiscal Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Tax at statutory U.S. tax rate	35.0%	35.0%	35.0%
Foreign tax rate differences	(1.8)%	1.3%	1.0%
State income taxes, net of federal tax benefit	2.7%	3.2%	3.1%
Change in valuation allowance	(1.4)%	—	(0.4)%
Write off of deferred tax asset	5.0%	—	—
Other	0.6%	(1.0)%	(0.9)%

	40.1%	38.5%	37.8%

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

        The Company has provided $40,985 for U.S. income taxes on Inveresk's non-US earnings as of October 20, 2004, the date of the Inveresk acquisition. The amount of the deferred tax liability is based on tax law as enacted on October 20, 2004. The Company intends to use the pre-acquisition Inveresk earnings to fund a portion of the debt incurred in the acquisition.

        As of December 25, 2004, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $75,479. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. taxes and withholding taxes payable to the various foreign countries. It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

        On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. This provision is applicable to our fiscal year 2005. We are currently in the process of evaluating whether or not, and to what extent, if any, this provision may benefit the Company. If the Company decides to repatriate all of the pre-acquisition earnings of Inveresk in a distribution that qualifies for the reduced tax rate under the Act, the Company estimates it will recognize a one-time tax benefit of $21,533 in the quarter in which the decision is made.

11. Employee Benefits

  401(k) Employee Savings Plan

        The Company's defined contribution plan, the Charles River Laboratories Employee Savings Plan, qualifies under section 401(k) of the Internal Revenue Code. It covers substantially all U.S. employees and contains a provision whereby the Company matches a percentage of employee contributions. The costs associated with the defined contribution plan totaled $2,986, $2,225 and $2,397, in 2004, 2003, and 2002, respectively.

  Pension Plans

        In connection with the Inveresk acquisition, the Company assumed a defined contribution plan and a defined benefit pension plan covering certain employees. Contributions under the defined contribution plan are determined as a percentage of gross salary. The Company assumed a combined benefit obligation of $119,960 and combined plan assets of $62,908 as of October 20, 2004. The defined contribution plan was amended subsequent to the acquisition to change the benefit structure for future service in the plan by increasing the normal retirement age and limiting increases in pensionable pay. The amendment reduced the benefit obligation by $15,802 as of December 25, 2004.

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

        Under another defined benefit plan, the Company provides some executives with supplemental retirement benefits. This plan, the Executive Supplemental Life Insurance Retirement Plan (ESLIRP), is unfunded and non-qualified under the provisions of the Employee Retirement Income Securities Act of 1974. The Company has, however, obtained several key-person life insurance policies with the intention of using their cash surrender value to fund the ESLIRP. Certain portions of participant benefits were transferred from the ESLIRP to the Pension Plan in 2002. At December 25, 2004 and December 27, 2003, the cash surrender value of these policies was $7,391 and $7,298, respectively.

        The Charles River Japan and Charles River Canada defined benefit pension plans are non-contributory plans that cover substantially all employees of those respective companies. Benefits are based upon length of service and final salary.

        The following table provides reconciliations of the changes in benefit obligations, fair value of plan assets and funded status of the defined benefit plans.

Obligations and Funded Status

	Pension Benefits		Supplemental Retirement Benefits
	2004	2003	2004	2003
Change in benefit obligations
Benefit obligation at beginning of year	$46,934	$40,367	$13,037	$11,998
Benefit obligation assumed	119,960	—	—	—
Service cost	4,081	2,980	283	425
Interest cost	3,726	2,344	832	729
Benefit payments	(1,333)	(975)	(521)	(521)
Plan participants' contributions	198	—	—	—
Actuarial loss (gain)	14,313	1,161	2,672	406
Plan amendments	(15,802)	699	—	—
Effect of foreign exchange	3,824	358	—	—

Benefit obligation at end of year	$175,901	$46,934	$16,303	$13,037

Change in plan assets
Fair value of plan assets at beginning of year	$42,040	$35,124	$—	$—
Plan assets assumed	62,908	—	—	—
Actual return on plan assets	5,117	7,208	—	—
Employer contributions	1,376	683	521	521
Plan participants' contributions	198	—	—	—
Benefit payments	(1,333)	(975)	(521)	(521)
Insured assets	1,436	—	—	—

Fair value of plan assets at end of year	$111,742	$42,040	$—	$—

Funded status
Funded status	$(64,159)	$(4,894)	$(16,303)	$(13,037)
Unrecognized transition obligation	—	4	—	—
Unrecognized prior-service cost	(13,606)	3,366	(1,134)	(1,296)
Unrecognized gain	17,904	5,762	7,060	4,970

Net amount recognized	$(59,861)	$4,238	$(10,377)	$(9,363)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$3,801	$5,637	$—	$—
Accrued benefit cost	(63,662)	(1,432)	(10,377)	(12,786)
Intangible asset	—	—	—	—
Accumulated other comprehensive income	—	33	—	3,423

Net amount recognized	$(59,861)	$4,238	$(10,377)	$(9,363)

        The accumulated benefit obligation for all defined benefit plans was $161,273 and $46,377 at December 25, 2004 and December 27, 2003, respectively.

  Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets

	Pension Benefits		Supplemental Retirement Benefits
	2004	2003	2004	2003
Projected benefit obligation	$121,916	$6,396	$16,303	$13,037
Accumulated benefit obligation	120,165	5,301	16,240	12,786
Fair value of plan assets	68,259	3,510	—	—

  Components of net periodic benefit cost

	Pension Benefits			Supplemental Retirement Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$4,081	$2,980	$2,213	$283	$425	$368
Interest cost	3,726	2,344	1,992	832	729	680
Expected return on plan assets	(4,123)	(2,925)	(3,477)	—	—	—
Amortization of transition obligation	4	16	84	—	—	72
Amortization of prior service cost	288	288	235	(162)	(162)	(162)
Amortization of net loss (gain)	76	460	50	582	466	358

Net periodic benefit cost (income)	$4,052	$3,163	$1,097	$1,535	$1,458	$1,316

  Additional information

	Pension Benefits		Supplemental Retirement Benefits
	2004	2003	2004	2003
Increase (decrease) in minimum liability included in other comprehensive income, net of tax	$(4)	$(136)	$(1,471)	$402

  Assumptions

  Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Supplemental Retirement Benefits
	2004	2003	2004	2003
Discount rate	5.49%	5.72%	5.75%	6.00%
Rate of compensation increase	4.36%	4.53%	4.75%	4.75%

  Weighted-average assumptions used to determine net periodic benefit cost

	Pension Benefits			Supplemental Retirement Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	5.59%	5.73%	6.20%	6.00%	6.00%	6.50%
Expected long term return on plan assets	7.63%	8.36%	9.05%	—	—	—
Rate of compensation increase	4.36%	4.58%	4.59%	4.75%	4.75%	4.75%

        The expected long term rate of return on plan assets was made considering the pension plan's asset mix, historical returns and expected yields on plan assets.

Plan Assets

        The Company's pension plan weighted-average asset allocations by asset category are as follows:

	Target Allocation	Pension Benefits
	2005	2004	2003
Equity securities	69%	69%	66%
Fixed income	27%	27%	30%
Other	4%	4%	4%

Total	100%	100%	100%

        The Company's investment objective is to obtain the highest possible return commensurate with the level of assumed risk. Fund performances are compared to benchmarks including the S&P 500 Index, Russell 1000 Index, Russell 3000 Index and Lehman Brothers Aggregate Bond Index. The Company's Investment Committee meets on a quarterly basis to review plan assets.

        The Company's plan assets did not include any of the Company's common stock at December 25, 2004 and December 27, 2003.

Cash Flows

  Contributions

        The Company expects to contribute $5,684 to its pension plans in 2005.

  Estimated Future Benefit Payments

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Supplemental Retirement Benefits
2005	$5,138	$533
2006	3,248	539
2007	3,592	568
2008	3,906	599
2009	4,407	799
2010 - 2015	30,395	5,788

12. Stock Compensation Plans

        In connection with the Inveresk acquisition, the Company assumed Inveresk's stock compensation plans. Stock options of 1,439,882 and 50,000 were assumed from the Inveresk Research Group, Inc. 2002 Stock Option Plan (Inveresk Stock Option Plan) and the Inveresk Research Group, Inc. 2002 Non-employee Directors Stock Option Plan (Inveresk Director Plan), respectively. Stock options under the Inveresk Stock Option Plan, which provides options to employees of Inveresk, vest in equal installments over the three years following the date of grant. At December 25, 2004, options to purchase 157,391 shares were exercisable under the plan. Stock options under the Inveresk Directors Plan, which provides options to non-executive directors of Inveresk, vest three years following the date of grant. At December 25, 2004, options to purchase 22,000 shares were exercisable under the plan.

        The 1999 Management Incentive Plan (1999 Plan) is administered by the Company's Compensation Committee of the Board of Directors. The 1999 Plan has a total of 1,784,384 shares authorized, of which 12,417 shares are available for grant as of December 25, 2004. Awards of 23,000 and 30,000 non-qualified stock options were granted under the 1999 Plan in 2003 and 2002, respectively. There were no awards granted under the 1999 plan during 2004. As of December 25, 2004, options to purchase 557,916 shares were exercisable under the 1999 Plan. Options granted pursuant to the 1999 Plan are subject to a vesting schedule based on three distinct measures. Certain options vest solely with the passage of time (incrementally typically over five years so long as the optionee continues to be employed by the Company). The remainder of the options vest over time but contain clauses providing for the acceleration of vesting upon the achievement of certain performance targets or the occurrence of certain liquidity events. All options expire on or before November 3, 2013. The exercise price of all options granted under the 1999 Plan is the fair market value of the underlying common stock at the time of the grant.

        Effective June 5, 2000, the Board of Directors adopted and the Company's shareholders approved the 2000 Incentive Plan (2000 Plan), which provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted or unrestricted common stock and other equity awards. The 2000 Plan has a total of 6,289,000 shares authorized, of which 1,331,366 are available for grant as of December 25, 2004. Options granted pursuant to the 2000 Plan vest incrementally typically over three years so long as the employee continues to be employed by the Company. All options granted under the 2000 Plan expire on or before December 1, 2014. The exercise price of all options granted under the 2000 Plan is the fair value of the underlying common stock at the time of grant. A total of 1,441,300, 1,478,200 and 1,248,125 stock option awards were made under the 2000 Plan in 2004, 2003 and 2002, respectively, of which 1,600,736 awards were exercisable as of December 25, 2004.

        Under the Company's 2000 Plan, shares of restricted common stock of the Company may be granted at no cost to officers and key employees. Recipients are entitled to cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of these shares until they vest, which is typically over a three-year period. Upon issuance of restricted stock awards under the plan, unearned compensation equivalent to the market value at the measurement date is charged to shareholders' equity and subsequently amortized as compensation expense over the vesting period. The Company granted 24,700, 32,300 and 54,100 restricted stock awards at no cost and recorded $1,075, $1,062 and $1,740 as unearned compensation in shareholders' equity for the years ended December 25, 2004, December 27, 2003 and December 28, 2002, respectively. The Company recorded $1,469, $851 and $416 in compensation expense for these stock awards for the years ended December 25, 2004, December 27, 2003 and December 28, 2002, respectively. Additionally, the Company issued 30,000 performance-based restricted stock awards at no cost to the Company's Chief Executive Officer and President during the year ended December 28, 2002. Vesting of these awards is contingent upon the achievement of certain annual earnings per share growth targets over the vesting period. These shares are accounted for as variable awards and the related unearned compensation and compensation expense are adjusted based on the closing market price of the Company's common stock until the shares are vested. The Company recorded $1,147 as unearned compensation in 2002 and recorded $251 and $586 in compensation expense in connection with these awards in 2003 and 2002, respectively. As a result of the merger with Inveresk, the earnings per share target was not obtained, therefore, during 2004 the Company reversed $537 of previously recorded compensation expense. The weighted average fair value of all restricted stock awards issued during 2004, 2003 and 2002 was $43.54, $32.87 and $32.15, respectively. As of December 25, 2004, a total of 84,241 restricted stock awards were outstanding.

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

        The Company will accrue compensation expense for the 2004 MTI Program obligations over the period the participating employees are required to be employed by the Company. During 2004, the Company recorded $1,154 as compensation expense, of which $581 was recorded as capital in excess of par value and $573 was recorded as accrued compensation. The accrual for the MTI Program is marked to market on a quarterly basis. Accordingly, changes in the market value of Company stock could materially affect this compensation expense. In February 2005, the Compensation Committee of the Board of Directors determined that it would not make any future awards under the MTI Program.

        In conjunction with the 2000 Plan, the Board of Directors adopted, and the Company's shareholders approved, the 2000 Directors Stock Plan (Directors Plan), which provides for the grant of both automatic and discretionary nonstatutory stock options to non-employee directors. On the day of each annual meeting of shareholders, each independent director who served during the prior year will be awarded an option to purchase shares of our common stock (pro-rated if the director did not serve for the entire preceding year). The Directors Plan has a total of 100,000 shares authorized, of which 4,000 shares are available to be granted as of December 25, 2004. Awards of 24,000 stock options were granted under the Directors Plan in 2002. No stock options were awarded under this plan since 2002. There are currently 56,000 options exercisable under the Directors Plan. Options granted pursuant to the Directors Plan cliff vest upon the earlier of the first anniversary of the date of grant or the business day prior to the date of the Company's next annual meeting. All options granted expire on or before May 3, 2007. The exercise price of the options granted under the Directors Plan is the fair market value of the underlying common stock at the time of grant.

        The following table summarizes stock option activities under the 1999 Plan, the 2000 Plan, and the Directors Plan:

	Shares	Exercise Price	Weighted Average Exercise Price
Options outstanding as of December 29, 2001	2,749,148	$5.33 - $35.08	$14.38
Options granted	1,302,125	$29.66 - $39.25	$32.81
Options exercised	(424,516)	$5.33 - $35.08	$7.39
Options canceled	(92,578)	$16.00 - $39.00	$30.81

Options outstanding as of December 28, 2002	3,534,179	$5.33 - $39.25	$21.60
Options granted	1,500,875	$26.25 - $36.47	$32.78
Options exercised	(375,469)	$5.33 - $32.15	$8.18
Options canceled	(132,593)	$16.00 - $39.00	$32.23

Options outstanding as of December 27, 2003	4,526,992	$5.33 - $39.25	$26.13
Options assumed	1,489,882	$0.03 - $45.94	$19.47
Options granted	1,417,100	$40.34 - $47.40	$43.30
Options exercised	(1,507,421)	$0.03 - $39.25	$17.62
Options canceled	(338,666)	$13.25 - $43.07	$34.97

Options outstanding as of December 25, 2004	5,587,887	$0.24 - $47.40	$30.47

Options exercisable as of December 28, 2002	1,679,412	$5.33 - $35.08	$10.83
Options exercisable as of December 27, 2003	2,088,473	$5.33 - $39.25	$18.47
Options exercisable as of December 25, 2004	2,394,043	$0.24 - $39.25	$24.00
	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding as of December 25, 2004	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable as of December 25, 2004	Weighted Average Exercise Price
$ 0.00 - $10.00	550,607	4.8	$5.20	550,607	$5.20
$10.01 - $20.00	509,611	6.5	$14.34	288,195	$15.11
$20.01 - $30.00	479,956	7.7	$27.07	86,464	$25.39
$30.01 - $40.00	2,702,613	7.5	$32.85	1,468,777	$32.70
$40.01 - $50.00	1,345,100	8.5	$43.35	—	$—

	5,587,887	7.5	$30.47	2,394,043	$24.00

13. Joint Ventures

        The Company holds investments in several joint ventures including Charles River Mexico and Charles River Japan. These joint ventures are separate legal entities whose purpose is consistent with the overall operations of the Company and represent geographic and business segment expansions of existing markets. The financial results of all joint ventures were consolidated in the Company's results as the Company has the ability to exercise control over these entities. The interests of the outside joint venture partners in these joint ventures have been recorded as minority interests totaling $9,792 and $10,176 at December 25, 2004 and December 27, 2003, respectively.

        Since September 30, 2002, the Company did not have any unconsolidated joint ventures. For the year ended December 28, 2002, Charles River Mexico's unconsolidated net sales, operating income and net income was $3,291, $185 and $387, respectively, which includes nine months of activity due to the consolidation of this majority owned subsidiary as of September 30, 2002.

14. Commitments and Contingencies

  Operating Leases

        The Company has commitments for various operating leases for machinery and equipment, vehicles, office equipment, land and office space. Rent expense for all operating leases was $10,663, $12,057 and $10,448 in 2004, 2003, and 2002, respectively. Future minimum payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consist of the following at December 25, 2004:

2005	$18,609
2006	15,355
2007	13,342
2008	11,050
2009	8,918
Thereafter	18,326

$85,600

  Insurance

        The Company maintains insurance for workers' compensation, various liability lines and employee medical with per claim loss limits up to $500. Basket aggregate loss limits for workers compensation, auto liability and general liability is projected at $4,712. Related accruals were $6,156 and $5,522 on December 25, 2004 and December 27, 2003, respectively.

  Litigation

        Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

15. Related Party Transactions

        Ajinomoto Company, Inc. (Ajinomoto) is a minority shareholder in Charles River Japan. Charles River Japan conducts certain business transactions with Ajinomoto, including the purchase of information technology systems and services, engineering services, product delivery services and the reimbursement of employee compensation. Charles River Japan incurred expenses related to these services of $6,053, $4,584 and $6,631 during 2004, 2003 and 2002, respectively. As of December 25, 2004 and December 27, 2003, Charles River Japan had amounts due to Ajinomoto totaling $3,766 and $1,251, respectively. In addition, Charles River Japan sold products to Ajinomoto totaling $1,090, $1,011 and $890 during 2004, 2003 and 2002, respectively.

        During 2004, the Company closed its joint venture company Charles River Proteomics. Proteome Systems, Ltd. (Proteome) was a minority shareholder in Charles River Proteomics. During 2002, Charles River Proteomics purchased a hardware platform from Proteome for $1,633, of which $1,520 was paid in 2002 and the remaining in 2003. During 2003, Charles River Proteomics paid Proteome $190 for training on the hardware platform, borrowed $100 against a working capital loan from Proteome and purchased laboratory supplies from Proteome. Charles River Proteomics incurred expenses related to the laboratory supplies of $39 and $17 during 2004 and 2003, respectively. As of December 27, 2003, Charles River Proteomics had amounts due to Proteome totaling $100 and had amounts due from Proteome totaling $50.

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

        During the fourth quarter of 2004, the Company revised its consolidated financial reporting segments. The Company will now report three segments, called Research Models and Services (RMS), Preclinical Services and Clinical Services. The research models business, transgenic services, laboratory services, contract staffing services and vaccine support products and services will continue to be reported in the RMS segment and in vitro technology will now be reported in the RMS segment. The Company will report development services, including general and specialty toxicology, pathology services, interventional and surgical services and biosafety testing, as well as Inveresk preclinical services in the Preclinical Services segment. The Company will report Inveresk's Phase I through Phase IV clinical development services in the clinical services segment. The changes in segment presentation have no effect on consolidated revenues or net income.

        RMS includes the Company's research model business, research model services, vaccine support services and in vitro technology services. The research models are principally comprised of genetically and virally defined, purpose bred rats and mice used in the drug discovery and development process typically required by the U.S. Food and Drug Administration (FDA) and foreign regulatory bodies. Research model services assist customers in screening drug candidates faster by providing a variety of services related to genetically-defined research models for in-house research and by implementing efficacy screening protocols to improve the customers' drug evaluation process. Vaccine support products are principally pathogen-free fertilized chicken eggs, a critical ingredient for poultry vaccine and some human vaccine production. In vitro technology services are comprised of non-animal, or in vitro, products and services for testing the safety of drugs and devices. Preclinical Services includes development services which enable customers to accelerate their drug discovery and development process. These services are FDA compliant services that aid customers in drug safety assessment and biotech safety testing. Clinical Services includes services consisting of designing, monitoring and managing trials of new pharmaceutical, biostatistical, product registration and pharmacovigilance services.

        The following table presents sales and other financial information by business segment for 2004, 2003 and 2002. Net sales represent sales originating in entities primarily engaged in either provision of

Research Models and Services, Preclinical Services or Clinical Services. Long lived assets include property, plant and equipment, goodwill, other intangibles and other long lived assets.

	2004	2003	2002
Research Models and Services
Net sales	$476,668	$428,176	$372,432
Gross margin	206,797	182,318	154,180
Operating income	152,556	136,518	110,848
Total assets	569,765	573,038	479,094
Long-lived assets	211,110	195,082	171,704
Depreciation and amortization	17,872	16,974	13,924
Capital expenditures	26,559	23,776	24,450
Preclinical Services
Net sales	$265,977	$185,547	$182,197
Gross margin	86,230	51,347	54,803
Operating income	33,622	17,521	25,967
Total assets	1,566,230	226,516	222,250
Long-lived assets	1,422,151	171,981	170,664
Depreciation and amortization	25,443	12,590	10,062
Capital expenditures	18,493	8,928	13,093
Clinical Services
Net sales	$24,272	$—	$—
Gross margin	5,539	—	—
Operating income	731	—	—
Total assets	490,840	—	—
Long-lived assets	432,856	—	—
Depreciation and amortization	2,994	—	—
Capital expenditures	284	—	—

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Fiscal Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Total segment operating income	$186,909	$154,039	$136,815
Unallocated corporate overhead	(26,586)	(15,486)	(14,549)

Consolidated operating income	$160,323	$138,553	$122,266

        A summary of unallocated corporate overhead consists of the following:

	December 25, 2004	December 27, 2003	December 28, 2002
Restricted stock and performance based compensation expense	$4,389	$1,102	$1,002
U.S. pension expense (income)	3,483	3,591	1,677
Audit, tax and related expense	4,063	1,327	1,083
Bonus expense	2,883	557	2,679
Executive officers' salary	2,436	2,077	1,970
Other general unallocated corporate expenses	9,332	6,832	6,138

	$26,586	$15,486	$14,549

        Other general unallocated corporate expenses consist of various costs including those associated with senior executive salaries and departments such as corporate accounting, legal and investor relations.

        The following table presents sales and other financial information by geographic regions for 2004, 2003 and 2002. Included in the other non-U.S. category below are the Company's operations located in Australia, Canada, China, and Mexico. Sales to unaffiliated customers represent net sales originating in entities physically located in the identified geographic area. Long-lived assets include property, plant and equipment, goodwill, other intangibles, and other long-lived assets.

	U.S.	Europe	Japan	Other Non U.S.	Consolidated
2004
Sales to unaffiliated customers	$488,823	$177,666	$57,126	$43,302	$766,917
Long-lived assets	514,700	700,631	48,215	802,571	2,066,117
2003
Sales to unaffiliated customers	$424,578	$117,894	$52,617	$18,634	$613,723
Long-lived assets	246,630	65,452	43,867	11,114	367,063
2002
Sales to unaffiliated customers	$402,424	$92,387	$48,089	$11,729	$554,629
Long-lived assets	242,397	53,886	37,806	8,279	342,368

FINANCIAL STATEMENT SCHEDULES
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

Income Tax Valuation Allowance

Balance at December 29, 2001	$4,524
Provisions	—
Releases	(473)

Balance at December 28, 2002	4,051
Provisions	—
Releases	—

Balance at December 27, 2003	4,051
Provisions	8,422
Releases	(2,111)

Balance at December 25, 2004	$10,362

Allowance for Doubtful Accounts

Balance at December 29, 2001	$2,119
Provisions	(25)
Recoveries/Write-offs	(554)

Balance at December 28, 2002	1,540
Provisions	1,494
Recoveries/Write-offs	(1,390)

Balance at December 27, 2003	1,644
Provisions	786
Acquisitions	1,943
Recoveries/Write-offs	(536)

Balance at December 25, 2004	$3,837

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

SUPPLEMENTARY DATA

Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share amounts)
Year ended December 25, 2004
Net sales	$172,637	$180,193	$176,026	$238,061
Gross profit	68,828	74,621	69,397	85,720
Operating income	39,517	44,203	43,374	33,229
Net income	17,594	26,300	25,821	20,077
Earnings per common share
Basic	$0.38	$0.57	$0.56	$0.33
Diluted	$0.36	$0.52	$0.51	$0.32
Year ended December 27, 2003
Net sales	$152,125	$154,364	$151,194	$156,040
Gross profit	57,982	59,585	56,492	59,606
Operating income	33,848	35,006	34,256	35,443
Net income	19,354	20,561	19,591	20,645
Earnings per common share
Basic	$0.43	$0.45	$0.43	$0.45
Diluted	$0.40	$0.42	$0.40	$0.42
Year ended December 28, 2002
Net sales	$133,820	$136,501	$141,364	$142,944
Gross profit	49,959	52,400	53,475	53,149
Operating income	28,410	30,382	32,519	30,955
Net income (loss)	(2,232)	16,328	18,531	17,505
Earnings (loss) per common share
Basic	$(0.05)	$0.37	$0.41	$0.39
Diluted	$(0.03)	$0.34	$0.38	$0.36

Quarterly Segment Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands)
Year ended December 25, 2004
Research Models and Services
Sales	$119,447	$120,085	$118,089	$119,017
Gross margin	52,771	54,277	50,897	48,852
Operating income	38,751	41,041	38,043	34,721
Depreciation and amortization	4,309	4,296	4,507	4,760
Capital Expenditures	3,443	4,952	6,970	11,194
Preclinical Services
Sales	$53,160	$60,108	$57,937	$94,772
Gross margin	16,057	20,344	18,500	31,329
Operating income	7,574	11,397	9,836	4,815
Depreciation and amortization	3,528	3,400	3,572	14,943
Capital Expenditures	1,082	2.390	3,274	11,747
Clinical Services
Sales	$—	$—	$—	$24,272
Gross margin	—	—	—	5,539
Operating income	—	—	—	731
Depreciation and amortization	—	—	—	2,994
Capital Expenditures	—	—	—	284
Unallocated	$(6,808)	$(8,235)	$(4,505)	$(7,038)
Total
Sales	$172,637	$180,193	$176,026	$238,061
Gross margin	68,828	74,621	69,397	85,720
Operating income	39,517	44,203	43,374	33,229
Depreciation and amortization	7,837	7,696	8,079	22,697
Capital Expenditures	4,525	7,342	10,244	23,225

Quarterly Segment Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands)
Year ended December 27, 2003
Research Models and Services
Sales	$108,351	$108,207	$104,609	$107,009
Gross margin	48,218	46,967	43,114	44,019
Operating income	39,318	34,409	31,491	31,300
Depreciation and amortization	3,731	4,078	4,116	5,049
Capital Expenditures	3,198	7,078	3,703	9,797
Preclinical Services
Sales	$43,774	$46,157	$46,585	$49,031
Gross margin	9,764	12,618	13,378	15,587
Operating income	(1,149)	4,709	6,042	7,919
Depreciation and amortization	3,194	3,053	3,110	3,233
Capital Expenditures	2,038	2,140	1,612	3,138
Unallocated	$(4,321)	$(4,112)	$(3,277)	$(3,776)
Total
Sales	$152,125	$154,364	$151,194	$156,040
Gross margin	57,982	59,585	56,492	59,606
Operating income	33,848	35,006	34,256	35,443
Depreciation and amortization	6,925	7,131	7,226	8,282
Capital Expenditures	5,236	9,218	5,315	12,935

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        Based on their evaluation, required by the Securities Exchange Act of 1934 (the "Exchange Act") paragraph (b) of Rules 13a-15 or 15d-15, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are effective as of December 25, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 25, 2004 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

        Management's report on our internal controls over financial reporting can be found in Item 8 of this report. The Independent Registered Public Accounting Firm's attestation report on management's assessment of the effectiveness of our internal control over financial reporting can also be found in Item 8 of this report.

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

A.
Directors and Compliance with Section 16(a) of the Exchange Act

        The information required by this Item regarding the directors of the Company and compliance with Section 16(a) of the Exchange Act by the Company's officers and directors will be included in the 2005 Proxy Statement under the section captioned "Management" and is incorporated herein by reference thereto.

B.
Executive Officers of the Company

        The information required by this Item regarding the executive officers of the Company is reported in Part I of this Form 10-K under the heading "Supplementary Item. Executive Officers of the Registrant pursuant to Instruction 3 to Item 401(b) of Regulation S-K."

C.
Audit Committee Financial Expert

        The information required by this Item regarding the audit committee of the Board of Directors and financial experts will be included in the 2005 Proxy Statement under the section captioned "Audit Committee Financial Expert" and is incorporated herein by reference thereto.

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

Item 11. Executive Compensation

        The information required by this Item will be included in the 2005 Proxy Statement under the sections captioned "Compensation of Directors," "Executive Compensation" and "Report of Compensation Committee" and is incorporated herein by reference thereto. See also Item 5. "Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans" for the disclosure required by Item 201(d) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will be included in the 2005 Proxy Statement under the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions

        The information required by this Item will be included in the 2005 Proxy Statement under the section captioned "Certain Relationships and Related Transactions" and is incorporated herein by reference thereto.

Item 14. Principal Accountant Fees and Services

        The information required by this Item will be included in the 2005 Proxy Statement under the section captioned "Statement of Fees Paid to Independent Accountants" and is incorporated herein by reference thereto.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
By:	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Senior Vice President and Chief Financial Officer	Date: March 9, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ JAMES C. FOSTER James C. Foster	President, Chief Executive Officer and Chairman	March 9, 2005
By:	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman	Senior Vice President and Chief Financial Officer	March 9, 2005
By:	/s/ STEPHEN D. CHUBB Stephen D. Chubb	Director	March 9, 2005
By:	/s/ GEORGE E. MASSARO George E. Massaro	Director	March 9, 2005
By:	/s/ LINDA MCGOLDRICK Linda McGoldrick	Director	March 7, 2005
By:	/s/ GEORGE M. MILNE, JR. George M. Milne, Jr.	Director	March 9, 2005
By:	/s/ DOUGLAS E. ROGERS Douglas E. Rogers	Director	March 9, 2005
By:	/s/ SAMUEL O. THIER Samuel O. Thier	Director	March 9, 2005
By:	/s/ WILLIAM H. WALTRIP William H. Waltrip	Director	March 9, 2005
By:	/s/ WALTER S. NIMMO Walter S. Nimmo	Director	March 9, 2005
By:	/s/ JOHN URQUHART John Urquhart	Director	March 9, 2005

EXHIBIT INDEX

Exhibit No.		Description
2.1		Agreement and Plan of Merger, dated as of June 30, 2004, among Charles River Laboratories International, Inc., Inveresk Research Group, Inc., Indigo Merger I Corp., and Indigo Merger II Corp. (1)
3.1		Amended and Restated Certificate of Incorporation of Charles River Laboratories International, Inc. (filed as Exhibit 3.1). (2)
3.2		By-laws of Charles River Laboratories International, Inc. (Filed as Exhibit 3.2). (2)
4.1		Form of certificate representing shares of common stock, $0.01 per value per share (Filed as Exhibit 4.1). (2)
4.2		Indenture, dated as of January 24, 2002, between Charles River Laboratories International, Inc. and State Street Bank and Trust Company, as Trustee (Filed as Exhibit 4.8). (9)
4.3		Registration Rights Agreement, dated as of January 17, 2002, among Charles River Laboratories International, Inc., Credit Suisse First Boston Corporation, Lehman Brothers Inc., J.P. Morgan Securities Inc., SG Cowen Securities Corporation, U.S. Bancorp Piper Jaffray Inc., Thomas Weisel Partners LLC, Investec PMG Capital Corp. and Jefferies & Company, Inc. (Filed as Exhibit 4.9). (9)
10.1		Joint Venture Agreement between Ajinomoto Co., Inc. and Charles River Breeding Laboratories, Inc., dated June 24, 1981, and ancillary agreements, amendments and addenda (Filed as Exhibit 10.6). (4)
10.2		Amended and Restated Distribution Agreement among Charles River BRF, Inc., Charles River Laboratories, Inc., Bioculture Mauritius Ltd. and Marry Ann and Owen Griffiths, dated December 23, 1997 (Filed as Exhibit 10.10). (3)
10.3		Supply Agreement between Sierra Biomedical, Inc. and Scientific Resources International, Ltd., dated March 18, 1997 (Filed as Exhibit 10.11). (3)
10.4		Severance Agreement between Charles River Laboratories, Inc. and Real H. Renaud, dated January 20, 1992 (Filed as Exhibit 10.10). (2)+
10.5		1999 Charles River Laboratories Officer Separation Plan (Filed as Exhibit 10.11). (2)+
10.6		Charles River Laboratories 1999 Management Stock Incentive Plan (Filed as Exhibit 10.1). (5)+
10.7		Charles River Laboratories 2000 Stock Incentive Plan, as amended May 2003. (11)+
10.8		Charles River Laboratories 2000 Directors Stock Plan (Filed as Exhibit 10.15). (2)+
10.9		Charles River Laboratories 2000 Incentive Plan Inland Revenue Approved Rules for UK Employees (Filed as Exhibit 99.1). (8)+
10.10		Form of Indemnification Agreement (Filed as Exhibit 10.16). (2)+
10.11		Form of Change in Control Agreement. (11)+
10.12		Form of Change in Control Agreement. (11)+
10.13	*	Summary of Director Compensation. +
10.14		Agreement and Plan of Merger, dated as of June 30, 2004, among Charles River Laboratories International, Inc., Inveresk Research Group, Inc., Indigo Merger I Corp., and Indigo Merger II Corp. (1)
10.15	*	Executive Incentive Compensation Plan. +
10.16		Form of Award Agreement under 2000 Incentive Plan.+ (12)
10.17		Form of Restricted Stock Award Agreement under 2000 Incentive Plan. +(12)
10.18		Mid-Term Incentive Plan. +(12)
10.19		Mid-Term Incentive Plan Agreement. +(12)
10.20		Inveresk Research Group, Inc. 2002 Stock Option and Incentive Compensation Plan, as amended and restated as of May 4, 2004. +(13)
10.21		Inveresk Research Group, Inc. 2002 Non-Employee Directors Stock Option Plan. +(13)

10.22		Credit Agreement, dated August 18, 2004, entered into by Charles River Laboratories International, Inc., the lenders party thereto, JPMorgan Chase Bank, as administrative agent, Credit Suisse First Boston, Cayman Islands Branch, as syndicated agent, and Fleet National Bank, Citizens Bank of Massachusetts, and Wachovia Bank, NA., as co-documentation agents. (14)
10.23	*	Charles River Laboratories Executive Life Insurance/Supplemental Retirement Income Plan. +
10.24	*	Compensation of Director Emeritus.
21.1	*	Subsidiaries of Charles River Laboratories International, Inc.
23.1	*	Consent of PricewaterhouseCoopers LLP.
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	*	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

*
Filed herewith.

+
Management contract or compensatory plan, contract or arrangement.

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

(9)
Previously filed as an exhibit to the Company's Annual Report on Form 10-K filed March 27, 2001.

(10)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed May 9, 2002.

(11)
Previously filed as an exhibit to the Company's Annual Report on Form 10-K filed March 10, 2004.

(12)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on November 1, 2004.

(13)
Previously filed as an exhibit to the Company's Registration Statement on Form S-8, filed on October 20, 2004.

(14)
Previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on October 20, 2004.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEX
Report of Management
Report of Independent Registered Public Accounting Firm
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands, except per share amounts)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share amounts)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
FINANCIAL STATEMENT SCHEDULES CHARLES RIVER LABORATORIES INTERNATIONAL, INC. SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. SUPPLEMENTARY DATA
  Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
  Item 15(a)(1) and (2) and Item 15(d) Financial Statements and Schedules.
  Item 15(a)(3) and Item 15(c) Exhibits.
SIGNATURES
EXHIBIT INDEX