Form 10-K/A
period 2004-12-25
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2005-03-14
CIK 1100682

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

EXPLANATORY NOTE

        Charles River Laboratories International, Inc. is filing this amendment to Form 10-K for the year ended December 25, 2004, filed with the Securities and Exchange Commission on March 9, 2005, to add the date, March 9, 2005, to the Report of Independent Registered Public Accounting Firm in Item 8.

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

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Charles River Laboratories International, Inc. and its subsidiaries at December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

39

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
March 9, 2005

40

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
By:	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Senior Vice President and Chief Financial Officer	Date: March 14, 2005

QuickLinks

EXPLANATORY NOTE
Report of Independent Registered Public Accounting Firm
SIGNATURES