Form 10-Q
period 2005-03-26
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2005-05-04
CIK 1100682

Use these links to rapidly review the document
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. FORM 10-Q For the Quarterly Period Ended March 26, 2005 Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2005
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

        As of April 29, 2005, there were 66,663,106 shares of the registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended March 26, 2005
Table of Contents

Special Note on Factors Affecting Future Results

        This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. (Charles River) that are based on current expectations, estimates, forecasts and projections about the industries in which Charles River operates and the beliefs and assumptions of the management of Charles River. Words such as "expect," "anticipate," "target," "goal," "project," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Charles River's Annual Report on Form 10-K for the year ended December 25, 2004 under the section entitled "Risks Related to Our Business and Industry." Charles River undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Part I. Financial Information

Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 26, 2005	March 27, 2004
Net sales related to products	$92,975	$88,020
Net sales related to services	180,747	84,617

Total net sales	273,722	172,637
Costs and expenses
Cost of products sold	49,201	47,069
Cost of services provided	119,910	56,740
Selling, general and administrative	44,852	28,120
Amortization of intangibles	14,363	1,191

Operating income	45,396	39,517
Other income (expense)
Interest income	987	701
Interest expense	(7,246)	(2,116)
Other, net	(144)	200

Income before income taxes and minority interests	38,993	38,302
Provision for income taxes	10,860	20,152

Income before minority interests	28,133	18,150
Minority interests	(485)	(556)

Net income	$27,648	$17,594

Earnings per common share
Basic	$0.42	$0.38
Diluted	$0.40	$0.36

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)

	March 26, 2005	December 25, 2004
Assets
Current assets
Cash and cash equivalents	$213,059	$207,566
Marketable securities	1,435	234
Trade receivables, net	204,912	201,794
Inventories	63,680	61,914
Other current assets	39,906	38,798

Total current assets	522,992	510,306
Property, plant and equipment, net	360,943	357,149
Goodwill, net	1,419,762	1,422,586
Other intangibles, net	244,771	256,294
Deferred tax asset	49,063	50,412
Other assets	29,485	30,088

Total assets	$2,627,016	$2,626,835

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt and capital lease obligations	$80,868	$80,865
Accounts payable	26,397	28,672
Accrued compensation	37,841	46,037
Deferred income	108,456	117,490
Accrued liabilities	48,213	51,722
Other current liabilities	23,985	24,329

Total current liabilities	325,760	349,115
Long-term debt and capital lease obligations	585,772	605,980
Other long-term liabilities	188,708	189,443

Total liabilities	1,100,240	1,144,538

Commitments and contingencies
Minority interests	8,985	9,792
Shareholders' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 66,623,515 and 65,785,328 shares issued and outstanding at March 26, 2005 and December 25, 2004, respectively	666	658
Capital in excess of par value	1,553,013	1,518,854
Retained earnings (deficit)	(35,445)	(63,093)
Unearned compensation	(29,638)	(11,607)
Accumulated other comprehensive income	29,195	27,693

Total shareholders' equity	1,517,791	1,472,505

Total liabilities and shareholders' equity	$2,627,016	$2,626,835

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 26, 2005	March 27, 2004
Cash flows relating to operating activities
Net income	$27,648	$17,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,426	7,837
Amortization of debt issuance costs and discounts	633	320
Amortization of premiums on marketable securities	12	23
Provision for doubtful accounts	(169)	299
Minority interests	485	556
Deferred income taxes	(1,485)	7,628
Tax benefit from exercises of employee stock options	2,307	1,706
Loss (gain) on disposal of property, plant, and equipment	(385)	415
Non-cash compensation	4,158	598
Changes in assets and liabilities:
Trade receivables	(2,339)	(6,447)
Inventories	(1,520)	(603)
Other current assets	(655)	1,164
Other assets	390	(887)
Accounts payable	(2,493)	(3,999)
Accrued compensation	(8,683)	671
Deferred income	(9,080)	2,266
Accrued liabilities	(4,014)	591
Other current liabilities	2,467	(4,415)
Other long-term liabilities	1,483	538

Net cash provided by operating activities	34,186	25,855

Cash flows relating to investing activities
Acquisition of businesses	—	(16,972)
Capital expenditures	(12,398)	(4,525)
Purchases of marketable securities	(1,886)	(4,248)
Proceeds from sale of marketable securities	403	3,000

Net cash used in investing activities	(13,881)	(22,745)

Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	—	94,000
Payments on long-term debt, capital lease obligation and revolving credit agreement	(20,216)	(94,157)
Proceeds from exercises of employee stock options	9,671	6,085
Dividends paid to minority interests	(1,350)	(1,473)
Payment of deferred financing costs	(25)	(100)

Net cash (used in) provided by financing activities	(11,920)	4,355

Effect of exchange rate changes on cash and cash equivalents	(2,892)	(50)

Net change in cash and cash equivalents	5,493	7,415
Cash and cash equivalents, beginning of period	207,566	182,331

Cash and cash equivalents, end of period	$213,059	$189,746

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1. Basis of Presentation

        The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position and results of operations of Charles River Laboratories International, Inc. (the "Company"). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 25, 2004.

        Certain amounts in prior-year financial statements and related notes have been reclassified to conform with the current year presentation.

2. Business Acquisitions

        On October 20, 2004, the Company's shareholders approved the merger agreement with Inveresk Research Group (Inveresk). The acquisition strengthened the Company's position as a leading global company providing essential preclinical and clinical drug development services and products. The strategic combination significantly expanded the Company's service portfolio and strengthens the Company's global footprint in the growing market for pharmaceutical research and development products and services. Under the terms of the merger agreement, Inveresk shareholders received 0.48 shares of the Company's common stock and $15.15 in cash for each share of Inveresk common stock they owned. The purchase price of $1,458,057 consisted of $841,042 representing the fair value of the Company's common stock of 18,451,996 shares issued, $582,391 of cash consideration, the fair value of the Company's stock options exchanged for Inveresk stock options and transaction costs incurred by the Company. The Company utilized approximately $161,229 of available cash and $500,000 of borrowings under the credit facility for the cash consideration paid to Inveresk shareholders and to pay off Inveresk's existing credit facility of $78,838.

        The purchase price associated with the Inveresk acquisition is as follows:

Stock consideration	$841,042
Cash consideration	582,391
Fair value of stock options exchange	30,350
Transaction costs	4,274

Purchase price	1,458,057
Cash acquired	(41,726)

Purchase price, net of cash acquired	$1,416,331

        The Company's purchase price has not been finalized as the Company is awaiting the completion by an outside appraiser of the valuations of the equipment. The outside appraisal of the intangible assets acquired has been finalized. The Company does not anticipate any significant differences between current book values and the fair values upon the completion of the asset valuation.

        The preliminary purchase price allocation associated with the Inveresk acquisition is as follows:

Current assets	$98,616
Property, plant and equipment	128,052
Current liabilities	(201,771)
Non-current liabilities	(147,505)
Goodwill and other intangibles acquired	1,538,939

Total purchase price allocation	$1,416,331

		Weighted average amortization life (years)
Customer relationships	$167,700	21
Backlog	63,700	3
Trademarks and trade names	700	1
Goodwill	1,306,839	—

Total goodwill and other intangibles	$1,538,939

        The following selected unaudited pro forma consolidated results of operations are presented as if the acquisition had occurred as of the beginning of the period immediately preceding the year of acquisition, after giving effect to certain adjustments for amortization of intangibles and related income tax effects. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the companies operated as one during the periods reported. No effect has been given in the pro-forma data for synergies, if any, that may have been realized through the acquisition.

	Three Months Ended
	March 26, 2005	March 27, 2004
	(as reported)	(pro forma)
Net sales	$273,722	$248,666
Operating income	45,396	37,099
Net income	27,648	16,075
Earnings per common share
Basic	$0.42	$0.26
Diluted	$0.40	$0.25

        Refer to Note 7 for further discussion of the method of computation of earnings per share.

3. Impairment and Other Charges

        During the fourth quarter of 2004, the Company recorded a charge of $2,956 associated with the closure of the Charles River Proteomic Services business, which was included in the Preclinical Services segment. The charge includes an asset impairment charge of $1,539, a lease impairment charge of $989, severance of $41 and other related expenses of $387.

4. Supplemental Balance Sheet Information

        The composition of trade receivables is as follows:

	March 26, 2005	December 25, 2004
Customer receivables	$163,580	$155,549
Unbilled revenue	44,426	50,082

Total	208,006	205,631
Less allowance for doubtful accounts	(3,094)	(3,837)

Net trade receivables	$204,912	$201,794

        The composition of inventories is as follows:

	March 26, 2005	December 25, 2004
Raw materials and supplies	$9,293	$9,393
Work in process	3,996	3,431
Finished products	50,391	49,090

Inventories	$63,680	$61,914

        The composition of other current assets is as follows:

	March 26, 2005	December 25, 2004
Prepaid assets	$16,307	$16,045
Deferred tax asset	10,675	10,675
Prepaid income tax	9,855	8,551
Restricted cash	3,069	3,527

Other current assets	$39,906	$38,798

        The composition of net property, plant and equipment is as follows:

	March 26, 2005	December 25, 2004
Land	$16,335	$16,196
Buildings	302,742	282,733
Machinery and equipment	238,580	234,043
Leasehold improvements	20,123	19,926
Furniture and fixtures	6,572	6,401
Vehicles	4,674	4,547
Construction in progress	25,440	37,711

Property, plant and equipment	614,466	601,557
Less accumulated depreciation	(253,523)	(244,408)

Net property, plant and equipment	$360,943	$357,149

        Depreciation expense for the three months ended March 26, 2005 and March 27, 2004 was $11,063 and $6,646, respectively.

        The composition of other assets is as follows:

	March 26, 2005	December 25, 2004
Deferred financing costs	$9,846	$10,454
Cash surrender value of life insurance policies	7,404	7,391
Long-term marketable securities	4,718	4,345
Pension asset	2,864	3,801
Other assets	4,653	4,097

Other assets	$29,485	$30,088

        The composition of other current liabilities is as follows:

	March 26, 2005	December 25, 2004
Accrued income taxes	$18,143	$18,027
Accrued interest	5,842	6,302

Other current liabilities	$23,985	$24,329

        The composition of other long-term liabilities is as follows:

	March 26, 2005	December 25, 2004
Deferred tax liability	$91,146	$93,143
Long-term pension liability	63,143	63,783
Accrued Executive Supplemental Life Insurance Retirement Plan	16,689	16,326
Other long-term liabilities	17,730	16,191

Other long-term liabilities	$188,708	$189,443

5. Goodwill and Other Intangible Assets

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	March 26, 2005		December 25, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$1,432,596	$(12,834)	$1,435,414	$(12,828)

Other intangible assets not subject to amortization:
Research models	$3,438	$—	$3,438	$—
Other intangible assets subject to amortization:
Backlog	68,041	(20,996)	65,368	(11,040)
Customer relationships	203,191	(14,148)	202,956	(9,823)
Customer contracts	1,655	(1,461)	1,655	(1,429)
Trademarks and trade names	3,941	(1,609)	3,939	(1,377)
Standard operating procedures	1,359	(756)	1,358	(690)
Other identifiable intangible assets	6,441	(4,325)	6,158	(4,219)

Total other intangible assets	$288,066	$(43,295)	$284,872	$(28,578)

        The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

	Adjustments to Goodwill
	Balance at December 25, 2004	Acquisitions	Other		Balance at March 26, 2005
Research Models and Services
Gross carrying amount	$19,921	$—	$		$19,921
Accumulated amortization	(4,900)	—		(6)	(4,906)
Preclinical Services
Gross carrying amount	1,036,599	218		(2,203)	1,034,614
Accumulated amortization	(7,928)	—		—	(7,928)
Clinical Services
Gross carrying amount	378,894	89		(922)	378,061
Accumulated amortization	—	—		—	—
Total
Gross carrying amount	$1,435,414	$307		$(3,125)	$1,432,596
Accumulated amortization	(12,828)	—		(6)	(12,834)

6. Long-Term Debt

        On October 15, 2004, the Company entered into a credit agreement which provides for a $400,000 term loan facility and a $150,000 revolving facility. The term loan facility matures in 20 equal, quarterly installments with the first installment payable December 31, 2004 and the last installment due September 30, 2009. The revolver facility matures on October 15, 2009 and requires no scheduled prepayment before that date. The interest rates applicable to term loans and revolving loans under the credit agreement are, at the Company's option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 1/2%) or the adjusted LIBOR rate, in each case plus an interest rate margin based upon the Company's leverage ratio which was 4.0625% as of March 26, 2005. Based on the leverage ratio of the Company, the margin range for LIBOR based loans is 1.25% to 1.75%. The credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. The Company was in compliance with its debt covenants as of March 26, 2005. The Company had $4,988 outstanding under letters of credit as of March 26, 2005 and December 25, 2004.

7. Shareholders' Equity

  Earnings per Share

        Basic earnings per share for the three months ended March 26, 2005 and March 27, 2004 were computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods. The weighted average number of common shares outstanding in the three months ended March 26, 2005 and March 27, 2004 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for this period.

        Options to purchase 1,096,840 and 1,316,900 shares were outstanding at March 26, 2005 and March 27, 2004, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

        Basic weighted average shares outstanding for the three months ended March 26, 2005 and March 27, 2004 excluded the weighted average impact of 519,191 and 90,839 shares, respectively, of non-vested fixed restricted stock awards.

        The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended
	March 26, 2005	March 27, 2004
Numerator:
Net income for purposes of calculating earnings per share	$27,648	$17,594
After-tax equivalent of interest expense on 3.5% senior convertible debentures	1,168	996

Income for purposes of calculating diluted earnings per share	$28,816	$18,590

Denominator:
Weighted average shares outstanding — Basic	65,876,099	45,855,115
Effect of dilutive securities:
3.5% senior convertible debentures	4,759,455	4,759,455
Stock options and contingently issued restricted stock	1,550,175	1,184,465
Warrants	341,159	334,205

Weighted average shares outstanding — Diluted	72,526,888	52,133,240

Basic earnings per share	$0.42	$0.38
Diluted earnings per share	$0.40	$0.36

  Comprehensive Income

        The components of comprehensive income are set forth below:

	Three Months Ended
	March 26, 2005	March 27, 2004
Net income	$27,648	$17,594
Foreign currency translation adjustment, net of tax	1,527	3,419
Net unrealized gain on marketable securities, net of tax	(25)	(26)

Comprehensive income	$29,150	$20,987

8. Income Taxes

        The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statement of income:

	Three Months Ended
	March 26, 2005	March 27, 2004
Income before income taxes and minority interest	$38,993	$38,302
Effective tax rate	27.85%	37.50%
Provision at effective tax rate	$10,860	$14,363
Effect of:
Deferred tax asset write-off	—	7,900
Valuation allowance release	—	(2,111)

Provision for income taxes	$10,860	$20,152

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

9. Employee Benefits

        The following table provides the components of net periodic benefit cost for the Company's defined benefit plans:

	Pension Benefits		Supplemental Retirement Benefits
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
Service cost	$1,419	$961	$95	$89
Interest cost	2,287	679	243	209
Expected return on plan assets	(2,074)	(844)	—	—
Amortization of transition obligation	—	1	—	—
Amortization of prior service cost	(139)	73	(40)	(41)
Amortization of net loss (gain)	166	45	195	143

Net periodic benefit cost	$1,659	$915	$493	$400

        The Company contributed $1,276 and $190 to its pension plans during the three months ended March 26, 2005 and March 27, 2004, respectively.

10. Stock-Based Compensation Plans

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

        Had compensation expense for the Company's option grants been determined consistent with the provision of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-

Transition and Disclosure, an Amendment of FASB Statement No. 123," the Company's net income would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	March 26, 2005	March 27, 2004
Reported net income	$27,648	$17,594
Add: Stock-based employee compensation included in reported net income, net of tax	3,000	374
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(7,356)	(4,213)

Pro forma net income	$23,292	$13,755

Reported basic earnings per share	$0.42	$0.38
Pro forma basic earnings per share	$0.35	$0.30
Reported diluted earnings per share	$0.40	$0.36
Pro forma diluted earnings per share	$0.34	$0.28

  Restricted Common Stock and Performance Based Plans

        Under the Company's 2000 Incentive Plan, restricted common stock of the Company may be granted at no cost to officers and key employees. Plan participants are entitled to cash dividends, if declared, and to vote their respective shares. Restrictions limit the sale or transfer of these shares until they vest, which is typically over a three-year period. Upon issuance of restricted stock awards under the plan, unearned compensation equivalent to the market value at the date of grant is charged to shareholders' equity and subsequently amortized to expense over the vesting period. During the three months ended March 26, 2005, the Company granted 466,880 restricted stock awards and recorded $22,282 as unearned compensation in shareholders' equity. During the three months ended March 26, 2005 and March 27, 2004, the Company recorded $1,011 and $422, respectively, in compensation expense for restricted stock awards.

        The Company will accrue compensation expense for the performance-based management incentive program (Mid-Term Incentive (MTI) Program) obligations over the period the participating employees are required to be employed by the Company. During the three months ended March 26, 2005 and March 27, 2004, the Company recorded $354 and $294, respectively, as compensation expense of which $178 and $176, respectively, was recorded as capital in excess of par value and $176 and $118, respectively, was recorded as accrued compensation. The accrual for the MTI Program is marked to market on a quarterly basis. Accordingly, changes in the market value of Company stock could materially affect this compensation expense. In February 2005, the Compensation Committee of the Board of Directors determined that it would not make any future awards under the MTI Program.

11. Commitments and Contingencies

        Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.

12. Business Segment Information

        The following table presents sales to unaffiliated customers and other financial information by product line segment.

	Three Months Ended
	March 26, 2005	March 27, 2004
Research Models and Services
Net sales	$127,912	$119,477
Gross margin	56,586	52,771
Operating income	42,308	38,751
Depreciation and amortization	4,729	4,309
Capital expenditures	5,275	3,443
Preclinical Services
Net sales	$114,072	$53,160
Gross margin	38,188	16,057
Operating income	12,516	7,574
Depreciation and amortization	16,993	3,528
Capital expenditures	7,023	1,082
Clinical Services
Net sales	$31,738	$—
Gross margin	9,837	—
Operating income	833	—
Depreciation and amortization	3,704	—
Capital expenditures	100	—

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended
	March 26, 2005	March 27, 2004
Total segment operating income	$55,657	$46,325
Unallocated corporate overhead	(10,261)	(6,808)

Consolidated operating income	$45,396	$39,517

        A summary of unallocated corporate overhead consists of the following:

	Three Months Ended
	March 26, 2005	March 27, 2004
Restricted stock and performance based compensation expense	$4,334	$716
US pension expense	1,318	1,100
Audit, tax and related expenses	522	1,080
Executive officers' salary	461	403
Other general unallocated corporate expenses	3,626	3,509

	$10,261	$6,808

        Other general unallocated corporate expenses consist of various departmental costs including corporate accounting, legal and investor relations.

13. Recently Issued Accounting Standards

        On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Shared-Based Payment," which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This revised standard will be effective for the Company at the first quarter of 2006.

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

14. Subsequent Events

        On March 28, 2005 the Company announced that on April 19, 2005 it would redeem all of the Company's $185 million, 3.5% Senior Convertible Debentures due February 1, 2022. During the second quarter, debentures amounting to $185 million were converted into 4.8 million shares of common stock.

        On May 4, 2005, the Company received consent from our lenders to amend the credit agreement which will reduce the interest rate by 0.5% and modify certain restrictive covenants. The amendment to the credit agreement is expected to be effective on May 6, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes.

Overview

        We are a leading provider of critical research tools and integrated support services that enable innovative and efficient drug discovery and development. We are the global leader in providing the animal research models required in research and development for new drugs, devices and therapies and have been in business for more than 55 years. The first quarter of 2005 financial results reflect a full quarter impact of the Inveresk acquisition. Our integration of Inveresk, which we acquired in the fourth quarter of 2004, is on target to achieve our cost savings goal of $10 million in 2005. We continue to make progress in presenting our unified strong brand name to our customers, identifying our best practices and optimizing the combined management talent.

        Our first quarter sales growth was driven by strong spending by major pharmaceuticals, biotechnology companies and academic institutions on our global products and services, which aid in their development of new drugs and products. Customers continued to outsource services to aid them in their efforts to bring new drugs, devices and therapies to market. We continue to see strong customer demand for toxicology services and specialty research models in our markets, partially offset by reduced market demand for our interventional and surgical services. Finally, our growth strategy has long included the acquisition of companies to serve as growth platforms. We continue to see near and long-term opportunities to add new platforms through acquisitions that complement our business and increase the rate of our growth.

        Total net sales in the first quarter of 2005 were $273.7 million, an increase of 58.6% over the same period last year. The sales increase was due primarily to the Inveresk acquisition and strong customer demand. Our gross margin decreased to 38.2% of net sales, compared to 39.9% of net sales for the same period last year primarily due to a higher proportion of service sales in the sales mix. Operating income was $45.4 million, an increase of $5.9 million, or 14.9%, compared to $39.5 million for the same period last year. The operating margin was 16.6%, compared to 22.9% for the same period last year. Operating income was unfavorably impacted by charges related to the acquisition of Inveresk, including amortization of intangibles, of $13.3 million and stock based compensation related to the acquisition of Inveresk of $3.0 million.

        Net income in the first quarter of 2005 was $27.6 million compared to $17.6 million in the same period last year. Diluted earnings per share for the first quarter of 2005 were $0.40, compared to $0.36 in the same period last year. The unfavorable impact of the Inveresk amortization ($0.12) and Inveresk related stock based compensation ($0.03) reduced diluted earnings per share by $0.15 in the first quarter of 2005. An unfavorable deferred tax adjustment related to the European reorganization ($0.15) partially offset by a favorable reversal of the tax valuation allowance ($0.04) decreased diluted earnings per share by $0.11 in the first quarter of 2004.

        We report three segments, Research Models and Services (RMS), Preclinical Services and Clinical Services. The RMS segment aligns all the businesses that are based upon research models including sales of research models, transgenic services, laboratory services, in vitro technology and contract staffing. Our Preclinical Services segment includes all of our products and services necessary to take a drug or medical device through the development process, including sales of general and specialty toxicology services, pathology services, interventional and surgical services, biopharmaceutical services, pharmacokinetic and metabolic analysis and bioanalytical chemistry. Our Clinical Services segment conducts Phase I clinical trials and provides Phase II-IV clinical trials management services which includes testing, medical data sciences services and regulatory support.

        Our RMS segment represented 46.7% of net sales in the first quarter of 2005. Net sales for this segment increased 7.1% over the same period last year. Favorable foreign currency translation contributed approximately 2% of the net sales gain. Operating income increased to 33.1% of net sales, compared to 32.4% of net sales for the same period last year, resulting from greater economies of scale.

        Our Preclinical Services segment represented 41.7% of net sales in the first quarter of 2005. Sales for this segment increased 114.6% over the same period last year. Our sales results were favorably impacted by the acquisition of Inveresk. Favorable foreign currency translation contributing less than 1% of the net sales gain. We experienced favorable market conditions as demand for toxicology services remained strong. We see improving levels of customer demand in certain of our development services businesses, particularly large animal, reproductive and inhalation toxicology.

        Our Clinical Services segment represented 11.6% of net sales in the first quarter of 2005. We acquired the clinical service business with the acquisition of Inveresk during the fourth quarter of 2004.

Three Months Ended March 26, 2005 Compared to Three Months Ended March 27, 2004

        Net Sales.    Net sales for the three months ended March 26, 2005 were $273.7 million, an increase of $101.1 million, or 58.6%, from $172.6 million for the three months ended March 27, 2004.

        Research Models and Services.    For the three months ended March 26, 2005, net sales for our RMS segment were $127.9 million, an increase of $8.4 million, or 7.1%, from $119.5 million for the three months ended March 27, 2004. RMS global prices increased in a range up to 5% with the weighted average increase approximately 3%. Increased unit volume of both models and services added approximately 2% to the net sales increase. Favorable foreign currency translation contributed approximately 2% to our net sales gain. Sales of our research models and services increased due to general price increases, and greater market demand for our higher priced specialty units and for services in our foreign locations. The RMS sales increase was driven by higher basic research and biotechnology spending, which drove greater demand for our products and services.

        Preclinical Services.    For the three months ended March 26, 2005, net sales for our Preclinical Services segment were $114.1 million, an increase of $60.9 million, or 114.6%, compared to $53.2 million for the three months ended March 27, 2004. The increase was primarily due to the acquisition of Inveresk in October 2004 and to increased customer demand for toxicology and other preclinical services, partially offset by reduced demand for our interventional and surgical services. Our preclinical services business benefited from increased customer demand, reflecting increased drug development efforts and customers outsourcing. Foreign currency contributed less than 1% to the sales growth.

        Clinical Services.    In the fourth quarter of 2004, we entered the clinical services business with the acquisition of Inveresk. For the three months ended March 26, 2005, net sales for our Clinical Services segment were $31.7 million.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the three months ended March 26, 2005 was $169.1 million, an increase of $65.3 million, or 62.9%, from $103.8 million for the three months ended March 27, 2004. Cost of products sold and services provided for the three months ended March 26, 2005 was 61.8% of net sales, compared to 60.1% for the three months ended March 27, 2004 due primarily to a higher proportion of service sales in the sales mix, to the mix of more service sales. Cost of goods sold and services provided include the appropriate depreciation, facilities cost and other costs, which is a refinement of Inveresk's pre-acquisition reporting where such costs were reported in selling, general and administrative expenses.

        Research Models and Services.    Cost of products sold and services provided for RMS for the three months ended March 26, 2005 was $71.3 million, an increase of $4.6 million, or 6.9%, compared to $66.7 million for the three months ended March 27, 2004. Cost of products sold and services provided as a percentage of net sales for the three months ended March 26, 2005 remained flat compared to the three months ended March 27, 2004 at 44.2% of net sales.

        Preclinical Services.    Cost of products sold and services provided for the Preclinical Services segment for the three months ended March 26, 2005 was $75.9 million, an increase of $38.8 million, or 104.5%, compared to $37.1 million for the three months ended March 27, 2004. Cost of products sold and services provided as a percentage of net sales was 66.5% for the three months ended March 26, 2005, compared to 69.8% for the three months ended March 27, 2004. The decrease in cost of products sold and services provided as a percentage of net sales was primarily due to improved capacity utilization from the increased sales of services.

        Clinical Services.    Cost of products sold and services provided for the Clinical Services segment for the three months ended March 26, 2005 was $21.9 million. Cost of products sold and services provided as a percentage of net sales was 69.0%.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended March 26, 2005 were $44.9 million, an increase of $16.8 million, or 59.5%, from $28.1 million for the three months ended March 27, 2004. Selling, general and administrative expenses for the three months ended March 26, 2005 were 16.4% of net sales compared to 16.3% of net sales for the three months ended March 27, 2004. The increase was due primarily to the compensation charge for Inveresk's stock options, increased compensation expense for stock awards and increased professional fees related to compliance with the internal control certification requirements of Sarbanes-Oxley. During the three months ended March 26, 2005, the Company granted 466,880 restricted stock awards and recorded $22,282 as unearned compensation in shareholders' equity which will be amortized over three years.

        Research Models and Services.    Selling, general and administrative expenses for RMS for the three months ended March 26, 2005 were $14.3 million, an increase of $0.3 million, or 2.1%, compared to $14.0 million for the three months ended March 27, 2004. Selling, general and administrative expenses decreased as a percentage of sales to 11.2% for the three months ended March 26, 2005 from 11.7% for the three months ended March 27, 2004 due to our continued ability to manage costs in line with our sales increase.

        Preclinical Services.    Selling, general and administrative expenses for the Preclinical Services segment for the three months ended March 26, 2005 were $14.3 million, an increase of $7.0 million, or 95.3%, compared to $7.3 million for the three months ended March 27, 2004. Selling, general and administrative expenses for the three months ended March 26, 2005 decreased to 12.6% of net sales, compared to 13.8% of net sales for the three months ended March 27, 2004 due to greater economies of scale.

        Clinical Services.    Selling, general and administrative expenses for the Clinical Services segment for the three months ended March 26, 2005 were $6.0 million. Selling, general and administrative expenses for the Clinical Services segment were 18.9% of net sales.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various corporate expenses including those associated with pension, executive salaries and departments such as corporate accounting, legal and investor relations, was $10.3 million for the three months ended March 26, 2005, compared to $6.8 million for the three months ended March 27, 2004. The increase in unallocated corporate overhead for the three months ended March 26, 2005 was due primarily to stock-based compensation relating to the acquisition of Inveresk and increased restricted stock expense.

        Amortization of Other Intangibles.    Amortization of other intangibles for the three months ended March 26, 2005 was $14.4 million, an increase of $13.2 million, from $1.2 million for the three months ended March 27, 2004. The increased amortization was due to the acquisition of Inveresk.

        Preclinical Services.    For the three months ended March 26, 2005, amortization of other intangibles for our Preclinical Services segment was $11.4 million, an increase of $10.3 million from $1.1 million for the three months ended March 27, 2004. The increase in amortization of other intangibles was due to the acquisition of Inveresk.

        Clinical Services.    For the three months ended March 26, 2005, amortization of other intangibles for our Clinical Services segment was $3.0 million, due to the acquisition of Inveresk.

        Operating Income.    Operating income for the three months ended March 26, 2005 was $45.4 million, an increase of $5.9 million, or 14.9%, from $39.5 million for the three months ended March 27, 2004. Operating income for the three months ended March 26, 2005 was 16.6% of net sales, compared to 22.9% of net sales for the three months ended March 27, 2004. The decrease as a percentage of sales was due primarily to the Inveresk related amortization of $13.3 million and the Inveresk stock based compensation charge of $3.0 million.

        Research Models and Services.    For the three months ended March 26, 2005, operating income for our RMS segment was $42.6 million, an increase of $3.5 million, or 9.2%, from $38.8 million for the three months ended March 27, 2004. Operating income as a percentage of net sales for the three months ended March 26, 2005 was 33.1%, compared to 32.4% for the three months ended March 27, 2004. The increase was primarily due to increased sales during the first quarter of 2005 and our continued ability to manage costs.

        Preclinical Services.    For the three months ended March 26, 2005, operating income for our Preclinical Services segment was $12.5 million, an increase of $4.9 million, or 65.2%, from $7.6 million for the three months ended March 27, 2004. Operating income as a percentage of net sales decreased to 11.0%, compared to 14.2% of net sales for the three months ended March 27, 2004. The decrease in operating income for the three months ended March 26, 2005 was primarily due to Inveresk related amortization expense, partially offset by improved capacity utilization.

        Clinical Services.    For the three months ended March 26, 2005, operating income for our Clinical Services segment was $0.8 million. Operating income as a percentage of net sales was 2.6% for the three months ended March 26, 2005.

        Interest Expense.    Interest expense for the three months ended March 26, 2005 was $7.2 million, compared to $2.1 million for the three months ended March 27, 2004. The $5.1 million increase was primarily due to the increased borrowing as a result of the Inveresk acquisition.

        Income Taxes.    Income tax expense for the three months ended March 26, 2005 was $10.9 million, a decrease of $9.3 million compared to $20.2 million for the three months ended March 27, 2004. Our effective tax rate for the three months ended March 26, 2005 was 27.85%. Excluding charges associated with the deferred tax write-off and the benefit from the reversal of the valuation allowance, the effective tax rate for the three months ended March 27, 2004 was 37.50%. The decrease in the effective tax rate was due primarily to the lower effective tax rates for foreign operations.

        Net Income.    Net income for the three months ended March 26, 2005 was $27.6 million, an increase of $10.0 million from $17.6 million for the three months ended March 27, 2004.

Backlog

        Our backlog for Preclinical Services and Clinical Services was $427.3 million at March 26, 2005. We do not report backlog for the RMS segment because turnaround time from order placement to fulfillment, both for products and services, is rapid. Our preclinical and clinical services are performed over varying times, from a short period of time to extended periods of time, which may be as long as several years. We maintain an order backlog for these segments to track anticipated revenue from studies and projects that either have not started, but are anticipated to begin in the near future, or are in process and have not been completed. We only recognize a study or project in backlog after we have received written evidence of a customer's intention to proceed with a study or project. Cancelled studies or projects are removed from backlog.

        We believe our aggregate backlog as of any date is not necessarily an indicator of our future results for a variety of reasons. First, studies vary in duration. For instance, some studies that are included in 2005 backlog may be completed in 2006, while others may be completed in later years. Second, the scope of studies may change, which may either increase or decrease their value. Third, studies included in backlog may be subject to bonus or penalty payments. Fourth, studies may be terminated or delayed at any time by the client or regulatory authorities. Terminations or delays can result from a number of reasons. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study has been made.

Liquidity and Capital Resources

        The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our condensed consolidated statements of cash flows.

        Our principal sources of liquidity have been our cash flow from operations, our revolving line of credit arrangements and proceeds from our debt and equity offerings.

        On March 28, 2005 we announced that on April 19, 2005 we would redeem all of our $185 million, 3.5% Senior Convertible Debentures due February 1, 2022. Prior to the redemption date of April 19, 2005, debentures amounting to $185 million were converted into 4.8 million shares of common stock.

        Cash and cash equivalents totaled $213.1 million at March 26, 2005, compared to $207.6 million at December 25, 2004.

        Net cash provided by operating activities for the three months ended March 26, 2005 and March 27, 2004 was $34.2 million and $25.9 million, respectively. The increase in cash provided by operations was primarily a result of improved days sales outstanding ("DSO") and a decrease in accrued compensation and deferred revenue. Our days sales outstanding decreased to 32 days as of March 26, 2005 from 45 days as of March 27, 2004, but remained constant with the DSO of 32 days as of December 25, 2004. The DSO decrease from last year is primarily due to the acquisition of Inveresk as well as improvements in other businesses.

        Net cash used in investing activities for the three months ended March 26, 2005 and March 27, 2004 was $13.9 million and $22.7 million, respectively. For the three months ended March 26, 2005, we used $12.4 million for capital expenditures. This compared to the first quarter of 2004 during which we paid $4.5 million for capital expenditures and $17.0 million for the acquisition of River Valley Farms. In the first quarter of 2005, we made capital expenditures in RMS of $5.3 million, Preclinical Services of $7.0 million and Clinical Services of $0.1 million. We anticipate that future capital expenditures will be funded by cash provided by operating activities. For fiscal 2005, we project capital expenditures to be approximately $100 million. We continue to evaluate acquisitions to serve as growth platforms.

        Net cash (used in) and provided by financing activities for the three months ended March 26, 2005 and March 27, 2004 was $(11.9) million and $4.4 million, respectively. Proceeds from exercises of employee stock options amounted to $9.7 million and $6.1 million for the three months ended March 26, 2005 and March 27, 2004, respectively. During the first quarter of 2005, we repaid $20.2 million in debt under our credit facility. During the first quarter of 2004, we borrowed and paid back $94.0 million as part of our European reorganization.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangement during the three months ended March 26, 2005.

Recently Issued Accounting Pronouncements

        On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Shared-Based Payment," which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This revised standard will be effective for us in the first quarter of fiscal year 2006.

        As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of the modified prospective adoption of SFAS No. 123(R) cannot be estimated at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        Certain of our financial instruments are subject to market risks, including interest rate risk and foreign currency exchange rates. We generally do not use financial instruments for trading or other speculative purposes.

  Interest Rate Risk

        The fair value of our marketable securities is subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 100 basis points from levels at March 26, 2005, then the fair value of the portfolio would decline by approximately $0.1 million.

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

        On May 4, 2005, we have received consent from our lenders to amend the credit agreement which will reduce our interest rate by 0.5% and modify certain restrictive covenants. The amendment to the credit agreement is expected to be effective on May 6, 2005.

        The fair value of our senior convertible debentures is subject to interest rate risk and is impacted by our stock price. The estimated fair value of our long-term debt at March 26, 2005 was

$228.2 million. Fair values were determined from available market prices, using current interest rates and terms to maturity.

        On March 28, 2005 we announced that on April 19, 2005 we would redeem all of our $185 million, 3.5% Senior Convertible Debentures due February 1, 2022. Prior to the redemption date of April 19, 2005, debentures amounting to $185 million were converted into 4.8 million shares of common stock.

Foreign Currency Exchange Rate Risk

        We also have exposure to some foreign currency exchange rate fluctuations for the cash flows received from our foreign affiliates. This risk is mitigated by the fact that various operations are principally conducted in their respective local currencies. With the completion of the Inveresk acquisition, a portion of our revenue will be denominated in U.S. dollars, with the costs accounted for in their local currencies. We expect to hedge against certain foreign currency exchange rate risks beginning in the second quarter of 2005, and consistent with our hedge policy, will designate such transactions as hedges as set forth in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Item 4. Controls and Procedures.

        Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of March 26, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 26, 2005 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
May 4, 2005	/s/ JAMES C. FOSTER James C. Foster Chairman, Chief Executive Officer and President
May 4, 2005	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Senior Vice President and Chief Financial Officer