Form 10-Q
period 2005-06-25
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2005-07-29
CIK 1100682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2005

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

978-658-6000
(Registrant’s Telephone Number, Including Area Code)

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

As of July 20, 2005, there were 71,779,511 shares of the registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended June 25, 2005
Table of Contents

Special Note on Factors Affecting Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. (Charles River) that are based on current expectations, estimates, forecasts and projections about the industries in which Charles River operates and the beliefs and assumptions of the management of Charles River. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Charles River’s Annual Report on Form 10-K for the year ended December 25, 2004 under the section entitled “Risks Related to Our Business and Industry.”  Charles River undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Part I. Financial Information

Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 (dollars in thousands, except per share amounts)

	Three Months Ended
	June 25, 2005	June 26, 2004
Net sales related to products	$95,721	$86,692
Net sales related to services	187,692	93,501
Total net sales	283,413	180,193
Costs and expenses
Cost of products sold	51,076	45,354
Cost of services provided	120,551	60,218
Selling, general and administrative	47,615	29,220
Amortization of intangibles	14,318	1,198
Operating income	49,853	44,203
Other income (expense)
Interest income	943	809
Interest expense	(5,714)	(2,119)
Other, net	(340)	(73)
Income before income taxes and minority interests	44,742	42,820
Provision for income taxes	12,460	16,058
Income before minority interests	32,282	26,762
Minority interests	(422)	(462)
Net income	$31,860	$26,300
Earnings per common share
Basic	$0.46	$0.57
Diluted	$0.44	$0.52

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 (dollars in thousands, except per share amounts)

	Six Months Ended
	June 25, 2005	June 26, 2004
Net sales related to products	$188,696	$174,712
Net sales related to services	368,439	178,118
Total net sales	557,135	352,830
Costs and expenses
Cost of products sold	100,277	92,423
Cost of services provided	240,461	116,958
Selling, general and administrative	92,467	57,340
Amortization of intangibles	28,681	2,389
Operating income	95,249	83,720
Other income (expense)
Interest income	1,930	1,510
Interest expense	(12,960)	(4,235)
Other, net	(484)	127
Income before income taxes and minority interests	83,735	81,122
Provision for income taxes	23,320	36,210
Income before minority interests	60,415	44,912
Minority interests	(907)	(1,018)
Net income	$59,508	$43,894
Earnings per common share
Basic	$0.88	$0.96
Diluted	$0.84	$0.88

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands)

	June 25, 2005	December 25, 2004
Assets
Current assets
Cash and cash equivalents	$166,549	$207,566
Trade receivables, net	210,308	201,794
Inventories	60,373	61,914
Other current assets	42,049	39,032
Total current assets	479,279	510,306
Property, plant and equipment, net	349,623	357,149
Goodwill, net	1,419,079	1,422,586
Other intangibles, net	226,500	256,294
Deferred tax asset	46,154	50,412
Other assets	27,372	30,088
Total assets	$2,548,007	$2,626,835
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt and capital lease obligations	$80,868	$80,865
Accounts payable	24,347	28,672
Accrued compensation	36,921	46,037
Deferred income	103,850	117,490
Accrued liabilities	42,527	51,722
Other current liabilities	27,707	24,329
Total current liabilities	316,220	349,115
Long-term debt and capital lease obligations	325,677	605,980
Other long-term liabilities	165,236	189,443
Total liabilities	807,133	1,144,538
Commitments and contingencies
Minority interests	9,191	9,792
Shareholders’ equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 71,628,688 and 65,785,328 shares issued and outstanding at June 25, 2005 and December 25, 2004, respectively	717	658
Capital in excess of par value	1,758,556	1,518,854
Retained earnings (deficit)	(3,585)	(63,093)
Unearned compensation	(26,744)	(11,607)
Accumulated other comprehensive income	2,739	27,693
Total shareholders’ equity	1,731,683	1,472,505
Total liabilities and shareholders’ equity	$2,548,007	$2,626,835

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended
	June 25, 2005	June 26, 2004
Cash flows relating to operating activities
Net income	$59,508	$43,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,783	15,533
Amortization of debt issuance costs and discounts	1,266	654
Amortization of premiums on marketable securities	21	132
Provision for doubtful accounts	(179)	545
Minority interests	907	1,018
Deferred income taxes	(1,977)	9,865
Tax benefit from exercises of employee stock options	3,518	2,737
Loss (gain) on disposal of property, plant, and equipment	200	503
Non-cash compensation	9,049	1,589
Changes in assets and liabilities:
Trade receivables	(13,361)	(12,958)
Inventories	(341)	(2,801)
Other current assets	(3,109)	1,132
Other assets	600	(1,857)
Accounts payable	(3,120)	(3,420)
Accrued compensation	(7,960)	2,646
Deferred income	(13,703)	2,507
Accrued liabilities	(8,100)	3,573
Other current liabilities	8,812	2,099
Other long-term liabilities	(18)	800
Net cash provided by operating activities	82,796	68,191
Cash flows relating to investing activities
Acquisition of businesses	(3,432)	(16,972)
Capital expenditures	(24,249)	(11,867)
Purchases of marketable securities	(1,904)	(9,243)
Proceeds from sale of marketable securities	408	7,362
Proceeds from sale of property, plant and equipment	107	—
Net cash used in investing activities	(29,070)	(30,720)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	—	94,000
Payments on long-term debt, capital lease obligation and revolving credit agreement	(95,263)	(94,196)
Proceeds from exercises of employee stock options	14,018	7,922
Dividends paid to minority interests	(1,350)	(1,513)
Payment of deferred financing costs	(635)	(100)
Net cash (used in) provided by financing activities	(83,230)	6,113
Effect of exchange rate changes on cash and cash equivalents	(11,513)	(1,762)
Net change in cash and cash equivalents	(41,017)	41,822
Cash and cash equivalents, beginning of period	207,566	182,331
Cash and cash equivalents, end of period	$166,549	$224,153
Supplemental schedule of noncash investing and financing activities:
Conversion of senior convertible debenture to common stock	$198,020	$—

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1. Basis of Presentation

The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position and results of operations of Charles River Laboratories International, Inc. (the “Company”).  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 25, 2004.

Certain amounts in prior-year financial statements and related notes have been reclassified to conform with the current year presentation.

2. Business Acquisitions

On October 20, 2004, the Company’s shareholders approved the merger agreement with Inveresk Research Group (Inveresk). The acquisition strengthened the Company’s position as a leading global company providing essential preclinical and clinical drug development services and products. The strategic combination significantly expanded the Company’s service portfolio and strengthens the Company’s global footprint in the growing market for pharmaceutical research and development products and services. Under the terms of the merger agreement, Inveresk shareholders received 0.48 shares of the Company’s common stock and $15.15 in cash for each share of Inveresk common stock they owned. The purchase price of $1,458,057 consisted of $841,042 representing the fair value of the Company’s common stock of 18,451,996 shares issued, $582,391 of cash consideration, the fair value of the Company’s stock options exchanged for Inveresk stock options and transaction costs incurred by the Company. The Company utilized approximately $161,229 of available cash and $500,000 of borrowings under the credit facility for the cash consideration paid to Inveresk shareholders and to pay off Inveresk’s existing credit facility of $78,838.

The purchase price associated with the Inveresk acquisition is as follows:

Stock consideration	$841,042
Cash consideration	582,391
Fair value of stock options exchange	30,350
Transaction costs	4,274
Purchase price	1,458,057
Cash acquired	(41,726)
Purchase price, net of cash acquired	$1,416,331

The Company’s purchase price allocation has not been finalized as the Company is awaiting the completion by an outside appraiser of the valuations of certain equipment. The outside appraisal of the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

2. Business Acquisitions (Continued)

intangible assets acquired has been finalized. The Company does not anticipate any significant differences between current book values and the fair values upon the completion of the asset valuation.

The preliminary purchase price allocation associated with the Inveresk acquisition is as follows:

Current assets	$98,852
Property, plant and equipment	126,746
Current liabilities	(198,691)
Non-current liabilities	(147,505)
Goodwill and other intangibles acquired	1,536,929
Total purchase price allocation	$1,416,331

		Weighted average amortization life (years)
Customer relationships	$167,700	21
Backlog	63,700	3
Trademarks and trade names	700	1
Goodwill	1,304,829	—
Total goodwill and other intangibles	$1,536,929

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

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
	(as reported)	(pro forma)	(as reported)	(pro forma)
Net sales	$283,413	$258,515	$557,135	$507,181
Operating income	49,853	42,890	95,249	79,989
Net income	31,860	25,406	59,508	41,481
Earnings per common share
Basic	$0.46	$0.42	$0.88	$0.68
Diluted	$0.44	$0.39	$0.84	$0.64

Refer to Note 7 for further discussion of the method of computation of earnings per share.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

3. Impairment and Other Charges

During the fourth quarter of 2004, the Company recorded a charge of $2,956 associated with the closure of the Charles River Proteomic Services business, which was included in the Preclinical Services segment. The charge includes an asset impairment charge of $1,539, a lease impairment charge of $989, severance of $41 and other related expenses of $387.

4. Supplemental Balance Sheet Information

The composition of trade receivables is as follows:

	June 25, 2005	December 25, 2004
Customer receivables	$154,445	$155,549
Unbilled revenue	58,377	50,082
Total	212,822	205,631
Less allowance for doubtful accounts	(2,514)	(3,837)
Net trade receivables	$210,308	$201,794

The composition of inventories is as follows:

	June 25, 2005	December 25, 2004
Raw materials and supplies	$9,411	$9,393
Work in process	3,630	3,431
Finished products	47,332	49,090
Inventories	$60,373	$61,914

The composition of other current assets is as follows:

	June 25, 2005	December 25, 2004
Prepaid assets	$17,069	$16,045
Deferred tax asset	10,675	10,675
Prepaid income tax	11,437	8,551
Restricted cash	2,628	3,527
Marketable securities	240	234
Other current assets	$42,049	$39,032

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

4. Supplemental Balance Sheet Information (Continued)

The composition of net property, plant and equipment is as follows:

	June 25, 2005	December 25, 2004
Land	$15,752	$16,196
Buildings	286,445	282,733
Machinery and equipment	236,357	234,043
Leasehold improvements	20,719	19,926
Furniture and fixtures	7,133	6,401
Vehicles	4,489	4,547
Construction in progress	34,773	37,711
Property, plant and equipment	605,668	601,557
Less accumulated depreciation	(256,045)	(244,408)
Net property, plant and equipment	$349,623	$357,149

Depreciation expense for the six months ended June 25, 2005 and June 26, 2004 was $22,102 and $13,144, respectively.

The composition of other assets is as follows:

	June 25, 2005	December 25, 2004
Deferred financing costs	$6,993	$10,454
Cash surrender value of life insurance policies	7,413	7,391
Long-term marketable securities	5,864	4,345
Pension asset	2,081	3,801
Other assets	5,021	4,097
Other assets	$27,372	$30,088

The composition of other current liabilities is as follows:

	June 25, 2005	December 25, 2004
Accrued income taxes	$23,938	$18,027
Accrued interest	3,769	6,302
Other current liabilities	$27,707	$24,329

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

4. Supplemental Balance Sheet Information (Continued)

The composition of other long-term liabilities is as follows:

	June 25, 2005	December 25, 2004
Deferred tax liability	$72,684	$93,143
Long-term pension liability	59,426	63,783
Accrued Executive Supplemental Life Insurance Retirement Plan	17,136	16,326
Other long-term liabilities	15,990	16,191
Other long-term liabilities	$165,236	$189,443

5. Goodwill and Other Intangible Assets

The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	June 25, 2005		December 25, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$1,431,774	$(12,695)	$1,435,414	$(12,828)
Other intangible assets not subject to amortization:
Research models	3,438	—	3,438	—
Other intangible assets subject to amortization:
Backlog	63,900	(29,800)	65,368	(11,040)
Customer relationships	199,168	(18,000)	202,956	(9,823)
Customer contracts	1,655	(1,493)	1,655	(1,429)
Trademarks and trade names	3,918	(1,841)	3,939	(1,377)
Standard operating procedures	1,351	(943)	1,358	(690)
Other identifiable intangible assets	9,528	(4,381)	6,158	(4,219)
Total other intangible assets	282,958	(56,458)	284,872	(28,578)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

5. Goodwill and Other Intangible Assets (Continued)

The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

	Adjustments to Goodwill
	Balance at December 25, 2004	Acquisitions	Other	Balance at June 25, 2004
Research Models and Services
Gross carrying amount	$19,921	$	$(601)	$19,320
Accumulated amortization	(4,900)	—	133	(4,767)
Preclinical Services
Gross carrying amount	1,036,599	(1,210)	(1,336)	1,034,053
Accumulated amortization	(7,928)	—	—	(7,928)
Clinical Services
Gross carrying amount	378,894	(493)	—	378,401
Accumulated amortization	—	—	—	—
Total
Gross carrying amount	$1,435,414	$(1,703)	$(1,937)	$1,431,774
Accumulated amortization	(12,828)	—	133	(12,695)

6. Long-Term Debt

During the second quarter of 2005, the Company converted all of its $185 million 3.5% senior convertible debentures due February 1, 2022 into 4,759,424 shares of common stock. The Company recorded additional equity of $198.0 million due to the conversion, which represented the book value of the debentures ($185 million), deferred tax liability associated with the debentures ($14.5 million) and accrued interest ($1.3 million), partially offset by the deferred financing costs ($2.8 million).

Effective May 6, 2005, the Company amended the credit agreement, entered into during the fourth quarter of 2004, to reduce the interest rate by 0.50% and modify certain restrictive covenants.  The credit agreement provides for a $400,000 term loan facility and a $150,000 revolving facility. The term loan facility matures in 20 equal, quarterly installments with the first installment payable December 31, 2004 and the last installment due September 30, 2009. The revolver facility matures on October 15, 2009 and requires no scheduled prepayment before that date. The interest rates applicable to term loans and revolving loans under the credit agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus ½%) or the adjusted LIBOR rate plus an interest rate margin based upon the Company’s leverage ratio which was 1% as of June 25, 2005. Based on the leverage ratio of the Company, the margin range for LIBOR based loans is 0.75% to 1.25%. The credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. The Company was in compliance with its debt covenants as of June 25, 2005. The Company had $4,988 outstanding under letters of credit as of June 25, 2005 and December 25, 2004, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS  (Continued)
(dollars in thousands, except per share amounts)

7. Shareholders’ Equity

Earnings per Share

Basic earnings per share for the three and six months ended June 25, 2005 and June 26, 2004 were computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods. The weighted average number of common shares outstanding in the three and six months ended June 25, 2005 and June 26, 2004 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for this period.

Options to purchase 1,020,190 and 26,800 shares were outstanding in each of the respective three months ended June 25, 2005 and June 26, 2004 but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase 1,250,044 and 1,320,600 shares were outstanding in each of the respective six months ended June 25, 2005 and June 26, 2004 but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

Basic weighted average shares outstanding for the three and six months ended June 25, 2005 and June 26, 2004 excluded the weighted average impact of 590,991 and 90,839 shares, respectively, of non-vested fixed restricted stock awards.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS  (Continued)
(dollars in thousands, except per share amounts)

7. Shareholders’ Equity (Continued)

The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Numerator:
Net income for purposes of calculating earnings per share	$31,860	$26,300	$59,508	$43,894
After-tax equivalent of interest expense on 3.5% senior convertible debentures	295	995	1,463	1,991
Income for purposes of calculating diluted earnings per share	$32,155	$27,295	$60,971	$45,885
Denominator:
Weighted average shares outstanding— Basic	69,738,107	46,046,675	67,807,103	45,950,897
Effect of dilutive securities:
3.5% senior convertible debentures	1,202,939	4,759,455	2,981,197	4,759,455
Stock options and contingently issued restricted stock	1,633,092	1,440,297	1,604,147	1,294,509
Warrants	342,096	339,860	341,651	337,175
Weighted average shares outstanding—Diluted	72,916,234	52,586,287	72,734,098	52,342,036
Basic earnings per share	$0.46	$0.57	$0.88	$0.96
Diluted earnings per share	$0.44	$0.52	$0.84	$0.88

Comprehensive Income

The components of comprehensive income (net of tax) are set forth below:

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net income	$31,860	$26,300	$59,508	$43,894
Foreign currency translation adjustment	(26,696)	(4,998)	(25,169)	(1,579)
Net unrealized gain (loss) on marketable securities	80	(98)	55	(124)
Net unrealized gain on hedging contracts	160	—	160	—
Comprehensive income	$5,404	$21,204	$34,554	$42,191

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS  (Continued)
(dollars in thousands, except per share amounts)

8. Income Taxes

The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statement of income:

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Income before income taxes and minority interest	$44,742	$42,820	$83,735	$81,122
Effective tax rate	27.85%	37.50%	27.85%	37.50%
Provision at effective tax rate	$12,460	$16,058	$23,320	$30,421
Effect of:
Deferred tax asset write-off	—	—	—	7,900
Valuation allowance release	—	—	—	(2,111)
Provision for income taxes	$12,460	$16,058	$23,320	$36,210

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. This provision is applicable to our fiscal year 2005. The Company is currently in the process of evaluating whether or not, and to what extent, if any, this provision may benefit the Company. If the Company decides to repatriate all of the pre-acquisition earnings of Inveresk in a distribution that qualifies for the reduced tax rate under the Act, the Company estimates it will recognize a one-time tax benefit of $21,533 in the quarter in which the decision is made.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

9. Employee Benefits

The following table provides the components of net periodic benefit cost for the Company’s defined benefit plans:

Pension Benefits

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Service cost	$1,368	$665	$2,787	$1,626
Interest cost	2,248	621	4,535	1,300
Expected return on plan assets	(2,048)	(827)	(4,122)	(1,671)
Amortization of transition obligation	—	1	—	2
Amortization of prior service cost	(135)	71	(274)	144
Amortization of net loss (gain)	156	(7)	322	38
Net periodic benefit cost	$1,589	$524	$3,248	$1,439
Company contributions	$1,203	$193	$2,479	$383

Supplemental Retirement Benefits

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Service cost	$130	$53	$225	$142
Interest cost	262	207	505	416
Amortization of prior service cost	(40)	(40)	(80)	(81)
Amortization of net loss (gain)	232	148	427	291
Net periodic benefit cost	$584	$368	$1,077	$768

10. Stock-Based Compensation Plans

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the presentation of certain pro forma information as if the Company had accounted for its employee stock options under the fair value method. For purposes of this disclosure, the fair value of the fixed option grants was estimated using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected life of the options. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. However, for each period presented, management believes the Black-Scholes model is the most appropriate option valuation model for the Company’s options.

Had compensation expense for the Company’s option grants been determined consistent with the provision of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

10. Stock-Based Compensation Plans (Continued)

Transition and Disclosure, an Amendment of FASB Statement No. 123,” the Company’s net income would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 26, 2005	June 26, 2004	June 26, 2005	June 26, 2004
Reported net income	$31,860	$26,300	$59,508	$43,894
Add: Stock-based employee compensation included in reported net income, net of tax	3,543	619	6,543	993
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(9,579)	(5,255)	(16,935)	(9,467)
Pro forma net income	$25,824	$21,664	$49,116	$35,420
Reported basic earnings per share	$0.46	$0.57	$0.88	$0.96
Pro forma basic earnings per share	$0.37	$0.47	$0.72	$0.77
Reported diluted earnings per share	$0.44	$0.52	$0.84	$0.88
Pro forma diluted earnings per share	$0.36	$0.43	$0.70	$0.71

Restricted Common Stock and Performance Based Plans

Under the Company’s 2000 Incentive Plan, restricted common stock of the Company may be granted at no cost to officers and key employees. Holders of restricted common stock are entitled to cash dividends, if declared, and to vote their respective shares. Restrictions limit the sale or transfer of these shares until they vest, which is typically over a three-year period. Upon issuance of restricted stock awards under the plan, unearned compensation equivalent to the market value at the date of grant is charged to shareholders’ equity and subsequently amortized to expense over the vesting period. During the six months ended June 25, 2005, the Company granted 518,680 restricted stock awards and recorded $24,735 as unearned compensation in shareholders’ equity. During the three months ended June 25, 2005 and June 26, 2004, the Company recorded $2,244 and $505, respectively, and during the six months ended June 25, 2005 and June 26, 2004, the Company recorded $3,255 and $927, respectively, in compensation expense for restricted stock awards.

The Company will accrue compensation expense for the performance-based management incentive program (Mid-Term Incentive (MTI) Program) based on achieving certain financial targets in 2006. The expense will be recognized over the period the participating employees are required to be employed by the Company. During the six months ended June 25, 2005 and June 26, 2004, the Company recorded $38 and $1,316, respectively, as compensation expense of which $19 and $662, respectively, was recorded as capital in excess of par value and $19 and $654, respectively, was recorded as accrued compensation. In February 2005, the Compensation Committee of the Board of Directors determined that it would not make any future awards under the MTI Program.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

11. Commitments and Contingencies

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s consolidated financial statements.

12. Business Segment Information

The following table presents sales to unaffiliated customers and other financial information by product line segment.

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Research Models and Services
Net sales	$130,771	$120,085	$258,683	$239,562
Gross margin	57,755	54,277	114,341	107,048
Operating income	43,050	41,041	85,358	79,792
Depreciation and amortization	5,047	4,296	9,776	8,605
Capital expenditures	6,516	4,952	11,791	8,395
Preclinical Services
Net sales	$119,107	$60,108	$233,179	$113,268
Gross margin	42,962	20,344	81,150	36,401
Operating income	17,717	11,397	30,233	18,971
Depreciation and amortization	16,596	3,400	33,589	6,928
Capital expenditures	5,176	2,390	12,199	3,472
Clinical Services
Net sales	$33,535	$—	$65,273	$—
Gross margin	11,069	—	20,906	—
Operating income	1,948	—	2,781	—
Depreciation and amortization	3,714	—	7,418	—
Capital expenditures	159	—	259	—

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

12. Business Segment Information (Continued)

A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Total segment operating income	$62,715	$52,438	$118,372	$98,763
Unallocated corporate overhead	(12,862)	(8,235)	(23,123)	(15,043)
Consolidated operating income	$49,853	$44,203	$95,249	$83,720

A summary of unallocated corporate overhead consists of the following:

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Restricted stock and performance based compensation expense	$4,753	$1,527	$9,087	$2,243
U.S. pension expense	1,367	641	2,685	1,741
Audit, tax and related expenses	831	1,066	1,353	2,146
Executive officers’ salary	461	396	922	799
Other general unallocated corporate expenses	5,450	4,605	9,076	8,114
	$12,862	$8,235	$23,123	$15,043

Other general unallocated corporate expenses consist of various departmental costs including corporate accounting, legal and investor relations.

13. Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Shared-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.”  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This revised standard will be effective for the Company for the first quarter of 2006.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The impact of the modified prospective adoption of SFAS No. 123(R) cannot be estimated at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes.

Overview

We are a leading global provider of solutions that advance the drug discovery and development process. These solutions include research models and outsourced preclinical and clinical services, and are designed to enable our clients to bring drugs to market faster and more efficiently. Our products and services are organized into three categories spanning every step of the drug development pipeline: Research Models and Services (RMS), Preclinical Services, and Clinical Services. We have been in business for more than 55 years, and our customer base includes all of the major pharmaceutical companies and many biotechnology companies, government agencies, leading hospitals and academic institutions.

Our second quarter sales growth was driven by the Inveresk acquisition and continued strong spending by major pharmaceuticals, biotechnology companies and academic institutions on our global products and services, which aid in their development of new drugs and products. We continue to see strong customer demand for toxicology services and specialty research models in our markets, partially offset by reduced market demand for our interventional and surgical services. We continue to make progress in presenting our unified strong brand name to our customers, identifying our best practices and optimizing our management talent. We remain on target to achieve our cost savings goal of $10 million in 2005. Finally, our growth strategy has long included the acquisition of companies to serve as growth platforms. We continue to assess near and long-term opportunities to add new platforms through acquisitions that complement our business and increase the rate of our growth.

Total net sales in the second quarter of 2005 were $283.4 million, an increase of 57.3% over the same period last year. The sales increase was due to the acquisition of Inveresk Research Group in the fourth quarter of 2004, strong customer demand, increased pricing and favorable foreign exchange. Our gross margin decreased to 39.4% of net sales, compared to 41.4% of net sales for the same period last year due to the addition of more Preclinical and Clinical sales to the sales mix and a decline in the Research Model and Services gross margin rate. The RMS gross margin rate declined mainly due to the impact of lower transgenic and vaccine product sales. Operating income was $49.9 million, an increase of $5.7 million, or 12.8%, compared to $44.2 million for the same period last year. The operating margin was 17.6%, compared to 24.5% for the same period last year. Operating income was unfavorably impacted by charges related to the acquisition of Inveresk, including amortization of intangibles of $13.1 million and stock based compensation of $2.8 million. Net income in the second quarter of 2005 was $31.9 million, compared to $26.3 million in the same period last year. Diluted earnings per share for the second quarter of 2005 were $0.44, compared to $0.52 in the same period last year. The unfavorable impact of amortization associated with the acquisition of Inveresk ($0.12) and Inveresk related stock based compensation ($0.03) reduced diluted earnings per share by $0.15 in the second quarter of 2005.

On a year to date basis ending June 25, 2005, total net sales were $557.1 million, an increase of 57.9% over the same period last year. Our gross margin decreased to 38.8% of total net sales, compared to 40.7% of total net sales for the same period last year. Operating income on a year to date basis increased 13.8% over last year. Net income on a year to date basis was $59.5 million, compared to $43.9 million for the same period last year. Diluted earnings per share on a year to date basis were $0.84, compared to $0.88 in the same period last year. The unfavorable impact of amortization associated with the acquisition of Inveresk ($0.25) and Inveresk related stock based compensation ($0.05) reduced earnings per share by $0.30 on a year to date basis. In the first quarter of 2004, an unfavorable deferred tax adjustment related to the European reorganization ($0.15), partially offset by a favorable reversal of the tax valuation allowance ($0.04) decreased diluted earnings per share by $0.11.

Our RMS segment represented 46.1% of net sales in the second quarter of 2005. Net sales for this segment increased 8.9% over the same period last year. Favorable foreign currency translation contributed approximately 2% of the net sales gain. The RMS gross margin rate declined mainly due to the impact of lower transgenic and vaccine product sales. Operating income decreased to 32.9% of net sales, compared to 34.2% of net sales for the same period last year.

Sales on a year to date basis for our RMS business segment increased 8.0% over the same period last year. The net sales increase drove an improvement in operating income. Operating income was $85.4 million, an increase of $5.6 million, or 7.0%, from the same period last year. Operating income as a percent of net sales decreased to 33.0% compared to 33.3% for last year.

Our Preclinical Services segment represented 42.0% of net sales in the second quarter of 2005. Sales for this segment increased 98.2% over the same period last year. Our sales results were favorably impacted by the acquisition of Inveresk. Favorable foreign currency translation contributed less than 1% of the net sales gain. We experienced favorable market conditions as demand for toxicology services remained strong, partially offset by reduced market demand for our interventional and surgical services. We continue to see improving levels of customer demand in certain of our Preclinical services businesses, particularly large model, reproductive, infusion and inhalation toxicology.

Sales on a year to date basis for our Preclinical Services segment increased 105.9% over the same period last year. Operating income decreased to 13.0% of net sales, compared to 16.7% for the first six months of 2004 due to the amortization of intangible s relating to the Inveresk acquisition.

Our Clinical Services segment represented 11.8% of net sales in the second quarter of 2005. Operating income was 5.8% of net sales for the second quarter of 2005. We acquired the clinical service business with the acquisition of Inveresk during the fourth quarter of 2004.

Three Months Ended June 25, 2005 Compared to Three Months Ended June 26, 2004

Net Sales.   Net sales for the three months ended June 25, 2005 were $283.4 million, an increase of $103.2 million, or 57.3%, from $180.2 million for the three months ended June 26, 2004.

Research Models and Services.   For the three months ended June 25, 2005, net sales for our RMS segment were $130.8 million, an increase of $10.7 million, or 8.9%, from $120.1 million for the three months ended June 26, 2004. RMS global prices increased in a range up to 5% with the weighted average increase approximately 3%. Increased unit volume of both models and services added approximately 2% to the net sales increase. Favorable foreign currency translation contributed approximately 2% to our net sales gain. The RMS sales increase was driven by higher spending on basic research by pharmaceutical and biotechnology companies, which drove greater demand for our products and services, partially offset by lower transgenic and vaccine product sales.

Preclinical Services.   For the three months ended June 25, 2005, net sales for our Preclinical Services segment were $119.1 million, an increase of $59.0 million, or 98.2%, compared to $60.1 million for the three months ended June 26, 2004. The increase was primarily due to the acquisition of Inveresk in October 2004 and to increased customer demand for toxicology and other preclinical services, partially offset by reduced demand for our interventional and surgical services. Our preclinical services business benefited from increased customer demand, reflecting increased drug development efforts and customers outsourcing their preclinical service needs. Foreign currency contributed less than 1% to the sales growth.

Clinical Services.   In the fourth quarter of 2004, we entered the clinical services business with the acquisition of Inveresk. For the three months ended June 25, 2005, net sales for our Clinical Services segment were $33.5 million.

Cost of Products Sold and Services Provided.   Cost of products sold and services provided for the three months ended June 25, 2005 was $171.6 million, an increase of $66.0 million, or 62.6%, from $105.6 million for the three months ended June 26, 2004. Cost of products sold and services provided for the three months ended June 25, 2005 was 60.6% of net sales, compared to 58.6% for the three months ended June 26, 2004 due to the mix of more Preclinical and Clinical sales and increased costs in the RMS segment. Cost of goods sold and services provided include the appropriate depreciation, facilities cost and other costs, which is a refinement of Inveresk’s pre-acquisition reporting where such costs were reported in selling, general and administrative expenses.

Research Models and Services.   Cost of products sold and services provided for RMS for the three months ended June 25, 2005 was $73.0 million, an increase of $7.2 million, or 11.0%, compared to $65.8 million for the three months ended June 26, 2004. Cost of products sold and services provided increased as a percent of net sales to 55.8% for the three months ended June 25, 2005, compared to the three months ended June 26, 2004 at 54.8% of net sales. Lower transgenic and vaccine product sales along with higher fuel costs adversely effected the cost of products sold and services provided as a percent of sales.

Preclinical Services.   Cost of products sold and services provided for the Preclinical Services segment for the three months ended June 25, 2005 was $ 76.1 million, an increase of $36.3 million, or 91.5%, compared to $39.8 million for the three months ended June 26, 2004. Cost of products sold and services provided as a percentage of net sales was 63.9% for the three months ended June 25, 2005, compared to 66.2% for the three months ended June 26, 2004. The decrease in cost of products sold and services provided as a percentage of net sales was primarily due to improved capacity utilization resulting from the increased sales of services.

Clinical Services.   Cost of products sold and services provided for the Clinical Services segment for the three months ended June 25, 2005 was $22.5 million. Cost of products sold and services provided as a percentage of net sales was 67.0%.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the three months ended June 25, 2005 were $47.6 million, an increase of $18.4 million, or 62.6%, from $29.2 million for the three months ended June 26, 2004. Selling, general and administrative expenses for the three months ended June 25, 2005 were 16.8% of net sales compared to 16.2% of net sales for the three months ended June 26, 2004. The increase was due primarily to increased compensation expense for stock awards and the compensation charge recorded for Inveresk’s stock options. During the three months ended June 25, 2005, the Company granted 51,800 restricted stock awards and recorded $2.2 million as unearned compensation in shareholders’ equity, which will be amortized over three years.

Research Models and Services.   Selling, general and administrative expenses for RMS for the three months ended June 25, 2005 were $ 14.6 million, an increase of $1.4 million, or 11.0%, compared to $13.2 million for the three months ended June 26, 2004. Selling, general and administrative expenses increased slightly as a percentage of sales to 11.2% for the three months ended June 25, 2005 from 11.0% for the three months ended June 26, 2004.

Preclinical Services.   Selling, general and administrative expenses for the Preclinical Services segment for the three months ended June 25, 2005 were $14.0 million, an increase of $6.2 million, or 79.6%, compared to $7.8 million for the three months ended June 26, 2004 due mainly to the addition of Inveresk. Selling, general and administrative expenses for the three months ended June 25, 2005 decreased to 11.8% of net sales, compared to 13.0% of net sales for the three months ended June 26, 2004 due to greater economies of scale.

Clinical Services.   Selling, general and administrative expenses for the Clinical Services segment for the three months ended June 25, 2005 were $6.1 million. Selling, general and administrative expenses for the Clinical Services segment were 18.3% of net sales.

Unallocated Corporate Overhead.   Unallocated corporate overhead, which consists of various corporate expenses including those associated with pension, executive salaries, stock based compensation and departments such as corporate accounting, legal and investor relations, was $12.9 million for the three months ended June 25, 2005, compared to $8.2 million for the three months ended June 26, 2004. The increase in unallocated corporate overhead for the three months ended June 25, 2005 was due primarily to increased restricted stock expense and stock-based compensation relating to the acquisition of Inveresk.

Amortization of Other Intangibles.   Amortization of other intangibles for the three months ended June 25, 2005 was $14.3 million, an increase of $13.1 million, from $1.2 million for the three months ended June 26, 2004. The increased amortization was due to the acquisition of Inveresk.

Preclinical Services.   For the three months ended June 25, 2005, amortization of other intangibles for our Preclinical Services segment was $11.2 million, an increase of $10.0 million compared to the three months ended June 26, 2004. The increase in amortization of other intangibles was related to the acquisition of Inveresk.

Clinical Services.   For the three months ended June 25, 2005, amortization of other intangibles for our Clinical Services segment was $3.0 million, related to the acquisition of Inveresk.

Operating Income.   Operating income for the three months ended June 25, 2005 was $49.9 million, an increase of $5.7 million, or 12.8%, from $44.2 million for the three months ended June 26, 2004. Operating income for the three months ended June 25, 2005 was 17.6% of net sales, compared to 24.5% of net sales for the three months ended June 26, 2004. The decrease as a percent of sales was due primarily to the Inveresk related amortization of $13.1 million and the Inveresk stock based compensation charge of $2.8 million.

Research Models and Services.   For the three months ended June 25, 2005, operating income for our RMS segment was $43.1 million, an increase of $2.1 million, or 4.9%, from $41.0 million for the three months ended June 26, 2004. Operating income as a percentage of net sales for the three months ended June 25, 2005 was 32.9%, compared to 34.2% for the three months ended June 26, 2004. The decrease in the operating income as a percentage of net sales was primarily due to higher cost of products sold and services provided.

Preclinical Services.   For the three months ended June 25, 2005, operating income for our Preclinical Services segment was $17.7 million, an increase of $6.3 million, or 55.5%, from $11.4 million for the three months ended June 26, 2004. Operating income as a percentage of net sales decreased to 14.9%, compared to 19.0% of net sales for the three months ended June 26, 2004. The decrease in operating income for the three months ended June 25, 2005 was primarily due to Inveresk related amortization expense of 8.5% of net sales, partially offset by improved capacity utilization.

Clinical Services.   For the three months ended June 25, 2005, operating income for our Clinical Services segment was $1.9 million. Operating income as a percentage of net sales was 5.8% for the three months ended June 25, 2005. The operating income as a percentage of net sales includes the Inveresk related amortization of 8.9% of net sales.

Interest Expense.   Interest expense for the three months ended June 25, 2005 was $5.7 million, compared to $2.1 million for the three months ended June 26, 2004. The $3.6 million increase was primarily due to the increased borrowing as a result of the Inveresk acquisition.

Income Taxes.   Income tax expense for the three months ended June 25, 2005 was $12.5 million, a decrease of $3.6 million compared to $16.1 million for the three months ended June 26, 2004. Our effective tax rate for the three months ended June 25, 2005 was 27.85%. Excluding charges associated with the deferred tax write-off and the benefit from the reversal of the valuation allowance, the effective tax rate for the three months ended June 26, 2004 was 37.5%. The decrease in the effective tax rate was due primarily to the lower effective tax rates for our foreign operations.

Net Income.   Net income for the three months ended June 25, 2005 was $31.9 million, an increase of $5.6 million from $26.3 million for the three months ended June 26, 2004.

Six Months Ended June 25, 2005 Compared to Six Months Ended June 26, 2004

Net Sales.   Net sales for the six months ended June 25, 2005 were $557.1 million, an increase of $204.3 million, or 57.9%, from $352.8 million for the six months ended June 26, 2004.

Research Models and Services.   For the six months ended June 25, 2005, net sales for our RMS segment were $258.7 million, an increase of $19.1 million, or 8.0%, from $239.6 million for the six months ended June 26, 2004. RMS global prices increased in a range up to 5% with the weighted average increase approximately 3%. Increased unit volume of both models and services added approximately 2% to the net sales increase. Favorable foreign currency translation contributed approximately 2% to our net sales gain. The RMS sales increase was driven by higher spending on basic research by pharmaceutical and biotechnology companies, which drove greater demand for our products and services, partially offset by lower transgenic services and vaccine product sales.

Preclinical Services.   For the six months ended June 25, 2005, net sales for our Preclinical Services segment were $233.2 million, an increase of $119.9 million, or 105.9%, compared to $113.3 million for the six months ended June 26, 2004. The increase was primarily due to the acquisition of Inveresk and to increased customer demand for toxicology and other preclinical services, partially offset by reduced demand for our interventional and surgical services. Our preclinical services business benefited from increased customer demand, reflecting increased drug development efforts and customers outsourcing. Foreign currency contributed less than 1% to the sales growth.

Clinical Services.   In the fourth quarter of 2004, we entered the clinical services business with the acquisition of Inveresk. For the six months ended June 25, 2005, net sales for our Clinical Services segment were $65.3 million.

Cost of Products Sold and Services Provided.   Cost of products sold and services provided for the six months ended June 25, 2005 was $340.7 million, an increase of $131.3 million, or 62.7%, from $209.4 million for the six months ended June 26, 2004. Cost of products sold and services provided for the six months ended June 25, 2005 was 61.2% of net sales, compared to 59.3% for the six months ended June 26, 2004 due to the mix of more Preclinical and Clinical service sales and an increase in the RMS segment. Cost of goods sold and services provided include the appropriate depreciation, facilities cost and other costs, which is a refinement of Inveresk’s pre-acquisition reporting where such costs were reported in selling, general and administrative expenses.

Research Models and Services.   Cost of products sold and services provided for RMS for the six months ended June 25, 2005 was $144.3 million, an increase of $11.8 million, or 8.9%, compared to $132.5 million for the six months ended June 26, 2004. Cost of products sold and services provided as a percent of net sales for the six months ended June 25, 2005 was 55.8% compared to the six months ended June 26, 2004 at 55.3% of net sales. Lower transgenic and vaccine product sales along with higher fuel costs adversely effected the cost of products sold and services provided as a percentage of sales.

Preclinical Services.   Cost of products sold and services provided for the Preclinical Services segment for the six months ended June 25, 2005 was $152.0 million, an increase of $75.1 million, or 97.8%, compared to $76.9 million for the six months ended June 26, 2004. Cost of products sold and services provided as a percentage of net sales was 65.2% for the six months ended June 25, 2005, compared to

67.9% for the six months ended June 26, 2004. The decrease in cost of products sold and services provided as a percentage of net sales was primarily due to improved capacity utilization resulting from the increased sales of services.

Clinical Services.   Cost of products sold and services provided for the Clinical Services segment for the six months ended June 25, 2005 was $44.4 million. Cost of products sold and services provided as a percentage of net sales was 68.0%.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the six months ended June 25, 2005 were $92.5 million, an increase of $35.2 million, or 61.3%, from $57.3 million for the six months ended June 26, 2004. Selling, general and administrative expenses for the six months ended June 25, 2005 were 16.6% of net sales compared to 16.3% of net sales for the six months ended June 26, 2004. The increase was due primarily to the compensation charge for Inveresk’s stock options and increased compensation expense for stock awards. During the six months ended June 25, 2005, the Company granted 518,680 restricted stock awards and recorded $24.7 million as unearned compensation in shareholders’ equity which will be amortized over three years.

Research Models and Services.   Selling, general and administrative expenses for RMS for the six months ended June 25, 2005 were $28.9 million, an increase of $1.7 million, or 6.4%, compared to $27.2 million for the six months ended June 26, 2004. Selling, general and administrative expenses decreased as a percentage of sales to 11.2% for the six months ended June 25, 2005 from 11.3% for the six months ended June 26, 2004 due to our continued ability to manage costs in line with our sales increase.

Preclinical Services.   Selling, general and administrative expenses for the Preclinical Services segment for the six months ended June 25, 2005 were $28.3 million, an increase of $13.2 million, or 87.2%, compared to $15.1 million for the six months ended June 26, 2004. Selling, general and administrative expenses for the six months ended June 25, 2005 decreased to 12.1% of net sales, compared to 13.4% of net sales for the six months ended June 26, 2004 due to greater economies of scale.

Clinical Services.   Selling, general and administrative expenses for the Clinical Services segment for the six months ended June 25, 2005 were $12.1 million. Selling, general and administrative expenses for the Clinical Services segment were 18.6% of net sales.

Unallocated Corporate Overhead.   Unallocated corporate overhead, which consists of various corporate expenses including those associated with pension, executive salaries, stock based compensation and departments such as corporate accounting, legal and investor relations, was $23.1 million for the six months ended June 25, 2005, compared to $15.0 million for the six months ended June 26, 2004. The increase in unallocated corporate overhead for the six months ended June 25, 2005 was due primarily to increased restricted stock expense and stock-based compensation relating to the acquisition of Inveresk.

Amortization of Other Intangibles.   Amortization of other intangibles for the six months ended June 25, 2005 was $28.7 million, an increase of $26.3 million, from $2.4 million for the six months ended June 26, 2004. The increased amortization was due to the acquisition of Inveresk.

Preclinical Services.   For the six months ended June 25, 2005, amortization of other intangibles for our Preclinical Services segment was $22.6 million, an increase of $20.3 million from $2.3 million for the six months ended June 26, 2004. The increase in amortization of other intangibles was due to the acquisition of Inveresk.

Clinical Services.   For the six months ended June 25, 2005, amortization of other intangibles for our Clinical Services segment was $6.0 million, due to the acquisition of Inveresk.

Operating Income.   Operating income for the six months ended June 25, 2005 was $95.2 million, an increase of $11.5 million, or 13.8%, from $83.7 million for the six months ended June 26, 2004. Operating income for the six months ended June 25, 2005 was 17.1% of net sales, compared to 23.7% of net sales for the six months ended June 26, 2004. The decrease as a percent of sales was due primarily to the Inveresk related amortization of $26.5 million and the Inveresk stock based compensation charge of $5.8 million.

Research Models and Services.   For the six months ended June 25, 2005, operating income for our RMS segment was $85.4 million, an increase of $5.6 million, or 7.0%, from $79.8 million for the six months ended June 26, 2004. Operating income as a percentage of net sales for the six months ended June 25, 2005 was 33.0%, compared to 33.3% for the six months ended June 26, 2004. The decrease in operating income as a percentage of net sales was primarily due to higher cost of products sold and services provided.

Preclinical Services.   For the six months ended June 25, 2005, operating income for our Preclinical Services segment was $30.2 million, an increase of $11.2 million, or 59.4%, from $19.0 million for the six months ended June 26, 2004. Operating income as a percentage of net sales decreased to 13.0%, compared to 16.7% of net sales for the six months ended June 26, 2004. The decrease in operating income as a percentage of net sales for the six months ended June 25, 2005 was primarily due to Inveresk related amortization expense of 8.8% of net sales, partially offset by improved capacity utilization.

Clinical Services.   For the six months ended June 25, 2005, operating income for our Clinical Services segment was $2.8 million. Operating income as a percentage of net sales was 4.3% for the six months ended June 25, 2005. The operating income as a percentage of net sales includes the Inveresk related amortization of 9.2% of net sales.

Interest Expense.   Interest expense for the six months ended June 25, 2005 was $13.0 million, compared to $4.2 million for the six months ended June 26, 2004. The $8.8 million increase was primarily due to the increased borrowing as a result of the Inveresk acquisition.

Income Taxes.   Income tax expense for the six months ended June 25, 2005 was $23.3 million, a decrease of $12.9 million compared to $36.2 million for the six months ended June 26, 2004. Our effective tax rate for the six months ended June 25, 2005 was 27.85%. Excluding charges associated with the deferred tax write-off and the benefit from the reversal of the valuation allowance, the effective tax rate for the six months ended June 26, 2004 was 37.5%. The decrease in the effective tax rate was due primarily to the lower effective tax rates for foreign operations.

Net Income.   Net income for the six months ended June 25, 2005 was $59.5 million, an increase of $15.6 million from $43.9 million for the six months ended June 26, 2004.

Backlog

Our backlog for Preclinical Services and Clinical Services was $420.8 million at June 25, 2005. We do not report backlog for the RMS segment because turnaround time from order placement to fulfillment, both for products and services, is rapid. Our preclinical and clinical services are performed over varying times, from a short period of time to extended periods of time, which may be as long as several years. We maintain an order backlog for these segments to track anticipated revenue from studies and projects that either have not started, but are anticipated to begin in the near future, or are in process and have not been completed. We only recognize a study or project in backlog after we have received written evidence of a customer’s intention to proceed with a study or project. Cancelled studies or projects are removed from backlog.

We believe our aggregate backlog as of any date is not necessarily an indicator of our future results for a variety of reasons. First, studies vary in duration. For instance, some studies that are included in 2005 backlog may be completed in the same year, while others may be completed in later years. Second, the scope of studies may change, which may either increase or decrease their value. Third, studies included in backlog may be subject to bonus or penalty payments. Fourth, studies may be terminated or delayed at any time by the client or regulatory authorities. Terminations or delays can result from a number of reasons.

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

During the second quarter of 2005, the Company converted all of its $185 million 3.5% senior convertible debentures due February 1, 2022 into 4,759,424 shares of common stock.

Cash and cash equivalents totaled $166.5 million at June 25, 2005, compared to $207.6 million at December 25, 2004.

Net cash provided by operating activities for the six months ended June 25, 2005 and June 26, 2004  was $82.8 million and $68.2 million, respectively. The increase in cash provided by operations was primarily a result of increased earnings before depreciation and amortization. Our days sales outstanding (“DSO”) decreased to 36 days as of June 25, 2005 from 47 days as of June 26, 2004, but increased from 32 days as of December 25, 2004.

Net cash used in investing activities for the six months ended June 25, 2005 and June 26, 2004 was $29.0 million and $30.7 million, respectively. For the six months ended June 25, 2005, we used $24.2 million for capital expenditures. This compared to the six months ended June 26, 2004 during which we paid $11.8 million for capital expenditures and $17.0 million for the acquisition of River Valley Farms. In the six months ended June 25, 2005, we made capital expenditures in RMS of $11.8 million, Preclinical Services of $12.2 million and Clinical Services of $0.3 million. We anticipate that future capital expenditures will be funded by cash provided by operating activities. For fiscal 2005, we have increased our projected capital expenditures from $100 million to $125 million due to the purchase of a Massachusetts preclinical facility in July 2005. We continue to evaluate acquisitions to serve as growth platforms.

Net cash (used in) and provided by financing activities for the six months ended June 25, 2005 and June 26, 2004 was $(83.2) million and $6.1 million, respectively. Proceeds from exercises of employee stock options amounted to $14.0 million and $7.9 million for the six months ended June 25, 2005 and June 26, 2004, respectively. During the six months ended June 25, 2005, we repaid $95.2 million in debt under our credit facility. During the first quarter of 2004, we borrowed and paid back $94.0 million as part of our European reorganization.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangement during the three months ended June 25, 2005.

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Shared-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.”  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This revised standard will be effective for us in the first quarter of fiscal year 2006.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of the modified prospective adoption of SFAS No. 123(R) cannot be estimated at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share.

Item 3.                        Quantitative and Qualitative Disclosure About Market Risk

Certain of our financial instruments are subject to market risks, including interest rate risk and foreign currency exchange rates. We generally do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk

The fair value of our marketable securities is subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 100 basis points from levels at June 25, 2005, then the fair value of the portfolio would decline by approximately $0.1 million.

On October 15, 2004, we entered into a credit agreement which provides for a $400 million term loan facility and a $150 million revolving facility. Our primary interest rate exposure results from changes in LIBOR or the base rates which are used to determine the applicable interest rates under our term loan and revolving credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $5 million on a pre-tax basis. The book value of our debt approximates fair value.

During the second quarter of 2005, the Company converted all of its $185 million 3.5% senior convertible debentures due February 1, 2022 into 4,759,424 shares of common stock.

Foreign Currency Exchange Rate Risk

The Company operates on a global basis and has exposure to some foreign currency exchange rate fluctuations for its earnings and cash flows. This risk is mitigated by the fact that various foreign operations are principally conducted in their respective local currencies. A portion of our foreign operations’ revenue is denominated in U.S. dollars, with the costs accounted for in their local currencies. The Company attempts to minimize its exposure by using certain financial instruments, for purposes other than trading, in accordance with the Company’s overall risk management and our hedge policy. In accordance with our hedge policy, we designate such transactions as hedges as set forth in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

During the second quarter, the Company entered into foreign exchange contracts, principally to hedge the impact of currency fluctuations on customer transactions and certain balance sheet items. Some of these contracts expired during the quarter. At June 25, 2005, the contract amount outstanding was approximately $18 million. The Company recorded a cumulative gain of $0.2 million in accumulated other comprehensive income on the outstanding contract.

Item 4.   Controls and Procedures.

Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of June 25, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 25, 2005 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II        Other Information

Item 4.                        Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 9, 2005, the following proposals were adopted by the votes specified below:

(a)          The following directors were elected to serve until the Company’s 2006 Annual Meeting of Shareholders and received the number of votes listed opposite each of their names below:

	Number of Shares Voted For	Number of Shares Withheld
James C. Foster	60,236,187	793,647
Stephen D. Chubb	60,160,188	869,646
George E. Massaro	60,973,273	56,561
Linda McGoldrick	60,895,524	134,310
George M. Milne	59,077,605	1,952,229
Douglas E. Rogers	59,107,886	1,921,948
Samuel O. Thier	60,894,328	135,506
William H. Waltrip	59,021,236	2,008,598

(b)         Amendments to the Company’s 2000 Incentive Plan (the “Plan”) which provide for the increase of the number of shares available for issuance thereunder by 3,600,000 shares and provide that shares related to cancelled awards would be returned to the Plan following such cancellations and be available for future grants. A total of 42,153,150 shares voted in favor of the amendments, 11,408,169 shares voted against the amendments, and 2,479,986 shares abstained from voting.

(c)          The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for fiscal 2005. A total of 60,668,156 shares voted in favor of the ratification, 347,496 shares voted against the ratification, and 14,182 shares abstained from voting.

Item 6.                        Exhibits

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
July 29, 2005	/s/ JAMES C. FOSTER
James C. Foster
Chairman, Chief Executive Officer and President
July 29, 2005	/s/ THOMAS F. ACKERMAN
Thomas F. Ackerman
Corporate Senior Vice President and Chief Financial Officer