Form 10-Q
period 2005-09-24
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2005-10-28
CIK 1100682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECfURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of October 21, 2005, there were 72,322,299 shares of the registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended September 24, 2005

Special Note on Factors Affecting Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. (Charles River) that are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and similar expressions that are predictions of or indicate future events and trend or which do not relate to historical matters are intended to identify such forward-looking statements. You should not rely on forward looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 25, 2004 under the section entitled “Risks Related to Our Business and Industry,” the section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our press releases and other financial filings with the Securities and Exchange Commission. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Part I.   Financial Information

Item 1.   Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 (dollars in thousands, except per share amounts)

	Three Months Ended
	September 24, 2005	September 25, 2004
Net sales related to products	$85,372	$81,657
Net sales related to services	188,566	94,369
Total net sales	273,938	176,026
Costs and expenses
Cost of products sold	47,377	44,452
Cost of services provided	119,768	62,177
Selling, general and administrative	42,978	24,821
Amortization of intangibles	14,321	1,202
Operating income	49,494	43,374
Other income (expense)
Interest income	982	849
Interest expense	(4,784)	(2,073)
Other, net	(493)	(83)
Income before income taxes and minority interests	45,199	42,067
Provision for income taxes	12,588	15,775
Income before minority interests	32,611	26,292
Minority interests	(538)	(471)
Net income	$32,073	$25,821
Earnings per common share
Basic	$0.45	$0.56
Diluted	$0.44	$0.51

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 (dollars in thousands, except per share amounts)

	Nine Months Ended
	September 24, 2005	September 25, 2004
Net sales related to products	$274,068	$256,369
Net sales related to services	557,005	272,487
Total net sales	831,073	528,856
Costs and expenses
Cost of products sold	147,654	136,875
Cost of services provided	360,229	179,135
Selling, general and administrative	135,445	82,161
Amortization of intangibles	43,002	3,591
Operating income	144,743	127,094
Other income (expense)
Interest income	2,912	2,359
Interest expense	(17,744)	(6,308)
Other, net	(977)	44
Income before income taxes and minority interests	128,934	123,189
Provision for income taxes	35,908	51,985
Income before minority interests	93,026	71,204
Minority interests	(1,445)	(1,489)
Net income	$91,581	$69,715
Earnings per common share
Basic	$1.33	$1.51
Diluted	$1.28	$1.39

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except per share amount)

	September 24, 2005	December 25, 2004
Assets
Current assets
Cash and cash equivalents	$167,705	$207,566
Trade receivables, net	210,155	201,794
Inventories	65,021	61,914
Other current assets	55,886	39,032
Total current assets	498,767	510,306
Property, plant and equipment, net	386,310	357,149
Goodwill, net	1,418,179	1,422,586
Other intangibles, net	216,030	256,294
Deferred tax asset	44,395	50,412
Other assets	25,714	30,088
Total assets	$2,589,395	$2,626,835
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt and capital lease obligations	$80,555	$80,865
Accounts payable	25,753	28,672
Accrued compensation	42,424	46,037
Deferred income	97,345	117,490
Accrued liabilities	42,605	51,722
Other current liabilities	29,568	24,329
Total current liabilities	318,250	349,115
Long-term debt and capital lease obligations	297,728	605,980
Other long-term liabilities	178,128	189,443
Total liabilities	794,106	1,144,538
Commitments and contingencies
Minority interests	9,641	9,792
Shareholders’ equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 72,310,744 and 65,785,328 shares issued and outstanding at September 24, 2005 and December 25, 2004, respectively	723	658
Capital in excess of par value	1,774,157	1,518,854
Retained earnings (deficit)	28,488	(63,093)
Treasury stock, at cost, 66,175 shares at September 24, 2005	(3,115)	—
Unearned compensation	(23,626)	(11,607)
Accumulated other comprehensive income	9,021	27,693
Total shareholders’ equity	1,785,648	1,472,505
Total liabilities and shareholders’ equity	$2,589,395	$2,626,835

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except per share amount)

	Nine Months Ended
	September 24, 2005	September 25, 2004
Cash flows relating to operating activities
Net income	$91,581	$69,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,979	23,612
Amortization of debt issuance costs and discounts	1,677	987
Amortization of premiums on marketable securities	35	203
Provision for doubtful accounts	(151)	731
Minority interests	1,445	1,489
Deferred income taxes	(4,823)	12,103
Tax benefit from exercises of employee stock options	6,526	3,391
Loss on disposal of property, plant, and equipment	226	677
Non-cash compensation	12,692	1,779
Changes in assets and liabilities:
Trade receivables	(13,037)	(16,364)
Inventories	(5,033)	(3,480)
Other current assets	(2,156)	532
Other assets	1,473	(5,263)
Accounts payable	(1,800)	(4,553)
Accrued compensation	(2,282)	8,281
Deferred income	(19,879)	5,459
Accrued liabilities	(5,504)	3,152
Other current liabilities	14,276	7,514
Other long-term liabilities	(110)	199
Net cash provided by operating activities	151,135	110,164
Cash flows relating to investing activities
Acquisition of businesses	(3,432)	(16,972)
Capital expenditures	(69,952)	(22,111)
Purchases of marketable securities	(2,637)	(14,858)
Proceeds from sale of marketable securities	414	13,503
Proceeds from sale of property, plant and equipment	114	499
Net cash used in investing activities	(75,493)	(39,939)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	27,100	94,000
Payments on long-term debt, capital lease obligation and revolving credit agreement	(150,332)	(94,370)
Proceeds from exercises of employee stock options	25,032	10,708
Proceeds from exercise of warrants	1,136	—
Purchases of treasury shares	(3,115)	—
Dividends paid to minority interests	(1,400)	(2,112)
Payment of deferred financing costs	(725)	(100)
Net cash (used in) provided by financing activities	(102,304)	8,126
Effect of exchange rate changes on cash and cash equivalents	(13,199)	(1,276)
Net change in cash and cash equivalents	(39,861)	77,075
Cash and cash equivalents, beginning of period	207,566	182,331
Cash and cash equivalents, end of period	$167,705	$259,406
Supplemental schedule of noncash investing and financing activities:
Conversion of senior convertible debenture to common stock	$198,020	$—

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(dollars in thousands, except per share amount)

1. Basis of Presentation

The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to state fairly the financial position and results of operations of Charles River Laboratories International, Inc. (the “Company”).  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 25, 2004.

Certain amounts in prior-year financial statements and related notes have been reclassified to conform with the current year presentation.

2. Business Acquisitions

On October 20, 2004, the Company’s shareholders approved the merger agreement with Inveresk Research Group (Inveresk). The acquisition strengthened the Company’s position as a leading global company providing essential preclinical and clinical drug development services and products. The strategic combination significantly expanded the Company’s service portfolio and strengthened the Company’s global footprint in the market for pharmaceutical research and development products and services. Under the terms of the merger agreement, Inveresk shareholders received 0.48 shares of the Company’s common stock and $15.15 in cash for each share of Inveresk common stock they owned. The purchase price of $1,458,057 consisted of $841,042 representing the fair value of the Company’s common stock of 18,451,996 shares issued, $582,391 of cash consideration, $30,350 representing the fair value of the Company’s stock options exchanged for Inveresk stock options and $4,274 of transaction costs incurred by the Company. The Company utilized approximately $161,229 of available cash and $500,000 of borrowings under its existing credit facility for the cash consideration paid to Inveresk shareholders and to pay off Inveresk’s existing credit facility of $78,838. Refer to Note 6 for further information about this credit facility.

The purchase price associated with the Inveresk acquisition was as follows:

Stock consideration	$841,042
Cash consideration	582,391
Fair value of stock options exchange	30,350
Transaction costs	4,274
Purchase price	1,458,057
Cash acquired	(41,726)
Purchase price, net of cash acquired	$1,416,331

The Company’s purchase price allocation has been finalized. An outside appraisal of the intangible assets acquired and valuation of certain equipment has also been finalized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amount)

2. Business Acquisitions (Continued)

The purchase price allocation associated with the Inveresk acquisition was as follows:

Current assets	$98,768
Property, plant and equipment	126,746
Current liabilities	(198,418)
Non-current liabilities	(147,505)
Goodwill and other intangibles acquired	1,536,740
Total purchase price allocation	$1,416,331

The breakout of goodwill and other intangibles acquired associated with the Inveresk acquisition was as follows:

		Weighted average amortization life (years)
Customer relationships	$167,700	21
Backlog	63,700	3
Trademarks and trade names	700	1
Goodwill	1,304,640	—
Total goodwill and other intangibles	$1,536,740

The following selected unaudited pro forma consolidated results of operations are presented as if the acquisition had occurred as of the beginning of the period immediately preceding the year of acquisition, after giving effect to certain adjustments for amortization of intangibles and related income tax effects. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the companies operated as one during the periods reported. No effect has been given in the pro forma data for synergies, if any, that may have been realized through the acquisition.

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
	(as reported)	(pro forma)	(as reported)	(pro forma)
Net sales	$273,938	$255,988	$831,073	$763,169
Operating income	49,494	41,750	144,743	121,739
Net income	32,073	25,307	91,581	70,181
Earnings per common share
Basic	$0.45	$0.41	$1.33	$1.15
Diluted	$0.44	$0.39	$1.28	$1.08

Refer to Note 6 for further discussion of the method of computation of earnings per share.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amount)

3. Supplemental Balance Sheet Information

The composition of trade receivables is as follows:

	September 24, 2005	December 25, 2004
Customer receivables	$155,620	$155,549
Unbilled revenue	57,045	50,082
Total	212,665	205,631
Less allowance for doubtful accounts	(2,510)	(3,837)
Net trade receivables	$210,155	$201,794

The composition of inventories is as follows:

	September 24, 2005	December 25, 2004
Raw materials and supplies	$11,066	$9,393
Work in process	4,057	3,431
Finished products	49,898	49,090
Inventories	$65,021	$61,914

The composition of other current assets is as follows:

	September 24, 2005	December 25, 2004
Prepaid income tax	$22,417	$8,551
Prepaid assets	18,989	16,045
Deferred tax asset	10,632	10,675
Restricted cash	2,305	3,527
Marketable securities	1,543	234
Other current assets	$55,886	$39,032

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amount)

3. Supplemental Balance Sheet Information (Continued)

The composition of net property, plant and equipment is as follows:

	September 24, 2005	December 25, 2004
Land	$15,896	$16,196
Buildings	303,942	282,733
Machinery and equipment	242,407	234,043
Leasehold improvements	20,705	19,926
Furniture and fixtures	7,199	6,401
Vehicles	4,539	4,547
Construction in progress	56,987	37,711
Property, plant and equipment	651,675	601,557
Less accumulated depreciation	(265,365)	(244,408)
Net property, plant and equipment	$386,310	$357,149

Depreciation expense for the nine months ended September 24, 2005 and September 25, 2004 was $32,977 and $20,021, respectively.

The composition of other assets is as follows:

	September 24, 2005	December 25, 2004
Cash surrender value of life insurance policies	$7,426	$7,391
Deferred financing costs	6,672	10,454
Long-term marketable securities	5,515	4,345
Pension asset	1,299	3,801
Other assets	4,802	4,097
Other assets	$25,714	$30,088

The composition of other current liabilities is as follows:

	September 24, 2005	December 25, 2004
Accrued income taxes	$25,710	$18,027
Accrued interest	3,858	6,302
Other current liabilities	$29,568	$24,329

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amount)

3. Supplemental Balance Sheet Information (Continued)

The composition of other long-term liabilities is as follows:

	September 24, 2005	December 25, 2004
Deferred tax liability	$87,189	$93,143
Long-term pension liability	57,558	63,783
Accrued Executive Supplemental Life Insurance Retirement Plan	17,587	16,326
Other long-term liabilities	15,794	16,191
Other long-term liabilities	$178,128	$189,443

4. Goodwill and Other Intangible Assets

The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	September 24, 2005		December 25, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$1,430,853	$(12,674)	$1,435,414	$(12,828)
Other intangible assets not subject to amortization:
Research models	3,438	—	3,438	—
Other intangible assets subject to amortization:
Backlog	65,355	(40,054)	65,368	(11,040)
Customer relationships	202,401	(22,441)	202,956	(9,823)
Customer contracts	1,655	(1,541)	1,655	(1,429)
Trademarks and trade names	3,917	(2,055)	3,939	(1,377)
Standard operating procedures	1,351	(985)	1,358	(690)
Other identifiable intangible assets	9,537	(4,548)	6,158	(4,219)
Total other intangible assets	287,654	(71,624)	284,872	(28,578)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amount)

4. Goodwill and Other Intangible Assets (Continued)

The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

	Balance at	Adjustments to Goodwill		Balance at
	December 25, 2004	Acquisitions	Other	September 24, 2005
Research Models and Services
Gross carrying amount	$19,921	$	$(643)	$19,278
Accumulated amortization	(4,900)	—	154	(4,746)
Preclinical Services
Gross carrying amount	1,036,599	(1,167)	(2,026)	1,033,406
Accumulated amortization	(7,928)	—	—	(7,928)
Clinical Services
Gross carrying amount	378,894	(725)	—	378,169
Accumulated amortization	—	—	—	—
Total
Gross carrying amount	$1,435,414	$(1,892)	$(2,669)	$1,430,853
Accumulated amortization	(12,828)	—	154	(12,674)

5. Long-Term Debt

On July 27, 2005 the Company entered into a credit agreement ($50,000 credit agreement). The $50,000 credit agreement provides for a $50,000 term loan facility which matures on July 27, 2007 and can be extended for an additional 7 years. The interest rates applicable to loans under the $50,000 credit agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus ½ %) or the LIBOR rate plus 0.75%. The $50,000 credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. A debt covenant was waived through 2005. Otherwise, the Company was in compliance with its debt covenants as of September 24, 2005. If the Company chooses to extend the term loan for an additional 7 years, the applicable interest rate after the extension date is equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus ½ %) plus 0.25% or the LIBOR rate plus 1.25%.

During the second quarter of 2005, the Company converted all of its $185,000 3.5% senior convertible debentures due February 1, 2022 into 4,759,424 shares of common stock. The Company recorded additional equity of $198,020 due to the conversion, which represented the book value of the debentures ($185,000), deferred tax liability associated with the debentures ($14,497) and accrued interest ($1,354), partially offset by the deferred financing costs ($2,831).

Effective May 6, 2005, the Company amended its credit agreement (the $550,000 credit agreement), entered into during the fourth quarter of 2004, to reduce the interest rate by 0.50% and modify certain restrictive covenants.  The $550,000 credit agreement provides for a $400,000 term loan facility and a $150,000 revolving facility. The term loan facility matures in 20 equal, quarterly installments with the first installment payable December 31, 2004 and the last installment due September 30, 2009. The revolver

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amount)

facility matures on October 15, 2009 and requires no scheduled prepayment before that date. The interest rates applicable to term loans and revolving loans under the credit agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus ½%) or the adjusted LIBOR rate plus an interest rate margin based upon the Company’s leverage ratio which was 1% as of June 25, 2005. Based on the leverage ratio of the Company, the margin range for LIBOR based loans is 0.75% to 1.25%. The credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. A debt covenant was waived through 2005. Otherwise, the Company was in compliance with its debt covenants as of September 24, 2005. The Company had $4,988 outstanding under letters of credit as of September 24, 2005 and December 25, 2004, respectively.

6. Shareholders’ Equity

Earnings per Share

Basic earnings per share for the three and nine months ended September 24, 2005 and September 25, 2004 were computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods. The weighted average number of common shares outstanding in the three and nine months ended September 24, 2005 and September 25, 2004 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for this period.

Options to purchase 15,100 and 28,800 shares were outstanding in each of the respective three months ended September 24, 2005 and September 25, 2004 but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase 21,450 and 34,200 shares were outstanding in each of the respective nine months ended September 24, 2005 and September 25, 2004 but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

Basic weighted average shares outstanding for the three and nine months ended September 24, 2005 and September 25, 2004 excluded the weighted average impact of 544,432 and 58,241 shares, respectively, of non-vested fixed restricted stock awards.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amount)

6. Shareholders’ Equity (Continued)

The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Numerator:
Net income for purposes of calculating earnings per share	$32,073	$25,821	$91,581	$69,715
After-tax equivalent of interest expense on 3.5% senior convertible debentures	—	1,012	1,463	3,035
Income for purposes of calculating diluted earnings per share	$32,073	$26,833	$93,044	$72,750
Denominator:
Weighted average shares outstanding—Basic	71,373,628	46,160,504	68,995,945	46,020,766
Effect of dilutive securities:
3.5% senior convertible debentures	—	4,759,455	1,987,465	4,759,455
Stock options and restricted stock	1,677,113	1,293,848	1,623,966	1,277,632
Warrants	322,219	338,810	335,195	337,751
Weighted average shares outstanding— Diluted	73,372,960	52,552,617	72,942,571	52,395,604
Basic earnings per share	$0.45	$0.56	$1.33	$1.51
Diluted earnings per share	$0.44	$0.51	$1.28	$1.39

Treasury Shares

On July 27, 2005, the Board of Directors authorized a share repurchase program to acquire up to $50,000 of common stock. In order to facilitate these share repurchases, the Company has entered into a Rule 10b5-1 Purchase Plan. During the three months ended September 24, 2005, the Company repurchased 56,000 shares of common stock for approximately $2,603. The timing and amount of any future repurchases will depend on market conditions and corporate considerations. Additionally, the Company’s 2000 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, through September 24, 2005, the Company acquired 10,175 shares as a result of such withholdings. On October 26, 2005, the Board of Directors authorized increasing the share repurchase program by $50,000 to a total of $100,000 of common stock.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amount)

6. Shareholders’ Equity (Continued)

Comprehensive Income

The components of comprehensive income (net of tax) are set forth below:

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Net income	$32,073	$25,821	$91,581	$69,715
Foreign currency translation adjustment	6,092	2,273	(19,077)	694
Net unrealized gain on hedging contracts	232	—	392	—
Net unrealized gain (loss) on marketable securities	(42)	37	13	(87)
Comprehensive income	$38,355	$28,131	$72,909	$70,322

7. Income Taxes

The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statement of income:

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Income before income taxes and minority interest	$45,199	$42,067	$128,934	$123,189
Effective tax rate	27.85%	37.5%	27.85%	37.5%
Provision at effective tax rate	$12,588	$15,775	$35,908	$46,196
Effect of:
Deferred tax asset write-off	—	—	—	7,900
Valuation allowance release	—	—	—	(2,111)
Provision for income taxes	$12,588	$15,775	$35,908	$51,985

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the United States at an effective tax rate of 5.25%. The Company has determined that in the fourth quarter of 2005, it may repatriate up to $150,000 of its accumulated income earned outside the United States in a distribution that qualifies for the reduced tax rate under the Act. The Company estimates that it would recognize a one-time tax benefit between $15,000 and $20,000 as a result of this distribution. This repatriation is subject to the formal approval of the Company’s Domestic Reinvestment Plan by our Chief Executive Officer and ratification by our Board of Directors.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amount)

8. Employee Benefits

The following table provides the components of net periodic benefit cost for the Company’s defined benefit plans:

Pension Benefits

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Service cost	$1,359	$793	$4,146	$2,419
Interest cost	2,210	650	6,745	1,950
Expected return on plan assets	(2,018)	(836)	(6,140)	(2,507)
Amortization of transition obligation	—	1	—	3
Amortization of prior service cost	(128)	72	(402)	216
Amortization of net loss	156	19	478	57
Net periodic benefit cost	$1,579	$699	$4,827	$2,138
Company contributions	$3,028	$215	$5,507	$598

Supplemental Retirement Benefits

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Service cost	$130	$71	$355	$213
Interest cost	262	208	767	624
Amortization of prior service cost	(41)	(41)	(121)	(122)
Amortization of net loss	233	146	660	437
Net periodic benefit cost	$584	$384	$1,661	$1,152

9. Stock-Based Compensation Plans

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amount)

9. Stock-Based Compensation Plans (Continued)

Had compensation expense for the Company’s option grants been determined consistent with the provision of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123,” the Company’s net income would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Reported net income	$32,073	$25,821	$91,581	$69,715
Add: Stock-based employee compensation included in reported net income, net of tax	2,574	119	9,116	1,112
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(6,627)	(4,263)	(23,049)	(13,730)
Pro forma net income	$28,020	$21,677	$77,648	$57,097
Reported basic earnings per share	$0.45	$0.56	$1.33	$1.51
Pro forma basic earnings per share	$0.39	$0.47	$1.13	$1.24
Reported diluted earnings per share	$0.44	$0.51	$1.28	$1.39
Pro forma diluted earnings per share	$0.38	$0.43	$1.08	$1.15

Restricted Common Stock and Performance Based Plans

Under the Company’s 2000 Incentive Plan, restricted common stock of the Company may be granted at no cost to officers and key employees. Holders of restricted common stock are entitled to cash dividends, if declared, and to vote their respective shares. Restrictions limit the sale or transfer of these shares until they vest, which is typically over a three-year period. Upon issuance of restricted stock awards under the plan, unearned compensation equivalent to the market value at the date of grant is charged to shareholders’ equity and subsequently amortized to expense over the vesting period. During the nine months ended September 24, 2005, the Company granted 527,230 restricted stock awards and recorded $25,145 as unearned compensation in shareholders’ equity. During the three months ended September 24, 2005 and September 25, 2004, the Company recorded $2,215 and $400, respectively, and during the nine months ended September 24, 2005 and September 25, 2004, the Company recorded $5,470 and $1,327, respectively, in compensation expense for the vesting of restricted stock awards.

The Company will accrue compensation expense for the performance-based management incentive program (Mid-Term Incentive (MTI) Program) based on achieving certain financial targets in 2006. The expense will be recognized over the period the participating employees are required to be employed by the Company. During the nine months ended September 24, 2005 and September 25, 2004, the Company recorded $115 and $897, respectively, as compensation expense of which $58 and $451, respectively, was recorded as capital in excess of par value and $57 and $446, respectively, was recorded as accrued compensation. In February 2005, the Compensation Committee of the Board of Directors determined that it would not make any future awards under the MTI Program.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amount)

10. Commitments and Contingencies

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s consolidated financial statements.

11. Business Segment Information

The following table presents sales to unaffiliated customers and other financial information by product line segment.

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Research Models and Services
Net sales	$118,882	$118,089	$377,565	$357,651
Gross margin	50,020	50,897	164,361	157,945
Operating income	36,713	38,043	122,071	117,835
Depreciation and amortization	5,024	4,507	14,800	13,112
Capital expenditures	5,584	6,970	17,375	15,365
Preclinical Services
Net sales	$122,661	$57,937	$355,840	$171,205
Gross margin	44,970	18,500	126,120	54,901
Operating income	19,245	9,836	49,478	28,807
Depreciation and amortization	16,491	3,572	50,080	10,500
Capital expenditures	40,023	3,274	52,222	6,746
Clinical Services
Net sales	$32,395	$—	$97,668	$—
Gross margin	11,803	—	32,709	—
Operating income	3,072	—	5,853	—
Depreciation and amortization	3,681	—	11,099	—
Capital expenditures	96	—	355	—

A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Total segment operating income	$59,030	$47,879	$177,402	$146,642
Unallocated corporate overhead	(9,536)	(4,505)	(32,659)	(19,548)
Consolidated operating income	$49,494	$43,374	$144,743	$127,094

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amount)

11. Business Segment Information (Continued)

A summary of unallocated corporate overhead consists of the following:

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Restricted stock and performance based compensation expense	$3,605	$(18)	$12,692	$2,225
U.S. pension expense	1,366	871	4,051	2,612
Audit, tax and related expenses	844	746	2,197	2,892
Executive officers’ salary	461	396	1,383	1,195
Other general unallocated corporate expenses	3,260	2,510	12,336	10,624
Unallocated corporate overhead	$9,536	$4,505	$32,659	$19,548

Other general unallocated corporate expenses consist of various departmental costs including corporate accounting, legal and investor relations.

12. Recently Issued Accounting Standards

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

13. Subsequent Events

As part of the initiative to improve overall operating efficiency within the Company’s Interventional and Surgical Services (ISS) Preclinical business, on October 25, 2005, the officers of the Company committed to close the Preclinical Services Wisconsin location and consolidate the ISS operations. The closure is expected to result in a one-time charge of approximately $6,200 which will be recorded in the fourth quarter of 2005. The charge consists of an impairment charge of approximately $6,100 relating to intangibles and property as well as a cash severance charge of approximately $100.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amount)

13. Subsequent Events (Continued)

Additional severance related expenses of approximately $400 are expected to be recognized during 2006. The tax benefit is approximately $1,700.

Additionally, at the same time, as part of our initiative to improve overall operating efficiency mainly within the Company’s Clinical Services business during the fourth quarter, the officers of the Company concluded that the Company will record an impairment with respect to certain lease obligations as well as severance costs related to headcount reductions. The charges are expected to result in a one-time charge of $2,100 which will be recorded in the fourth quarter of 2005. The charge of $2,100 consists of an impairment charge of approximately $1,600 and other cash charges of $500. The tax benefit is approximately $600.

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

Our sales growth during the third quarter of 2005 was due primarily to the acquisition of Inveresk during the fourth quarter of 2004, while our overall results of operation have been further enhanced by our strong unified brand name, the implementation of best practices derived from the combination of Charles River and Inveresk, and our achievement of the previously publicized cost savings goal. During the third quarter of 2005, Preclinical Services represented 44.8% of total net sales, while RMS and Clinical Services represented 43.4% and 11.8%, respectively. During the third quarter, our Preclinical Services business segment continued to experience increased demand for our toxicology services, although sales growth for this segment was negatively impacted by continued softness for our interventional and surgical services. In anticipation of the continued demand we expect for certain of our Preclinical Services, during the third quarter we purchased a new 400,000 square foot facility in Massachusetts, which we expect to phase into production beginning in mid-2006. Our Preclinical Services business continues to evaluate options for facilities expansion in the western United States. Sales in our RMS segment increased slightly during the third quarter of 2005 over the third quarter of 2004, but was impacted by delayed shipments of our large research models, reduced demand for our transgenics services in the United States, increased European seasonality and customer consolidation mainly in France. The reduced demand for transgenics services we have experienced during fiscal 2005 is expected to continue through foreseeable periods.

As part of the initiative to improve overall operating efficiency within our Interventional and Surgical Services (ISS) Preclinical business, on October 25, 2005, we committed to close the Preclinical Services Wisconsin location and consolidate our ISS operations. The closure is expected to result in a one-time charge of approximately $6.2 million which will be recorded in the fourth quarter of 2005. Additionally, at the same time, as part of our initiative to improve overall operating efficiency mainly within our Clinical Services business during the fourth quarter, we concluded that we will record an impairment with respect to certain lease obligations as well as severance costs related to headcount reductions. The charges are expected to result in a one-time charge of $2.1 million which will be recorded in the fourth quarter of 2005.

Total net sales in the third quarter of 2005 were $273.9 million, an increase of 55.6% over the same period last year. The sales increase was due to the acquisition of Inveresk, solid customer demand and increased pricing. Our gross margin decreased to 39.0% of net sales, compared to 39.4% of net sales for the same period last year due to a decline in the RMS gross margin rate and the addition of more Preclinical and Clinical sales to the sales mix. The RMS gross margin rate declined mainly due to the impact of lower than anticipated sales growth in transgenic services in the United States and European Research models. Operating income was $49.5 million, an increase of $6.1 million, or 14.1%, compared to $43.4 million for the same period last year. The operating margin was 18.1%, compared to 24.6% for the same period last year. Operating income was unfavorably impacted by charges related to the acquisition of Inveresk, including amortization of intangibles of $13.2 million and stock based compensation of

$1.3 million. Net income in the third quarter of 2005 was $32.1 million, compared to $25.8 million in the same period last year. Diluted earnings per share for the third quarter of 2005 was $0.44, compared to $0.51 in the same period last year. The unfavorable impact of amortization associated with the acquisition of Inveresk ($0.12) and Inveresk related stock based compensation ($0.01) reduced diluted earnings per share by $0.13 in the third quarter of 2005.

On a year to date basis ending September 24, 2005, total net sales were $831.1 million, an increase of 57.1% over the same period last year. Our gross margin decreased to 38.9% of total net sales, compared to 40.2% of total net sales for the same period last year. Operating income on a year to date basis increased 13.9% over last year. Net income on a year to date basis was $91.6 million, compared to $69.7 million for the same period last year. Diluted earnings per share on a year to date basis were $1.28, compared to $1.39 in the same period last year. The unfavorable impact of amortization associated with the acquisition of Inveresk ($0.36) and Inveresk related stock based compensation ($0.06) reduced earnings per share by $0.42 on a year to date basis. In the first quarter of 2004, an unfavorable deferred tax adjustment related to the European reorganization ($0.15), partially offset by a favorable reversal of the tax valuation allowance ($0.04) decreased diluted earnings per share by $0.11.

Our RMS segment represented 43.4% of net sales in the third quarter of 2005. Net sales for this segment increased 0.7% over the same period last year. The sales growth was impacted by reduced large model shipments, reduced requirements for transgenic services in North America and increased European seasonality and customer consolidation in our models business in France. Foreign currency translation was essentially flat to last year. The RMS gross margin rate declined to 42.1% in the third quarter of 2005 from 43.1% last year mainly due to increased seasonality and customer consolidation in our models business mainly in Europe and reduced requirements for transgenic services in North America. Operating income decreased to 30.9% of net sales, compared to 32.2% of net sales for the same period last year.

Sales on a year to date basis for our RMS business segment increased 5.6% over the same period last year. The net sales increase drove an increase in operating income. Operating income was $122.1 million, an increase of $4.3 million, or 3.6%, from the same period last year. Operating income as a percent of net sales decreased to 32.3% compared to 32.9% for last year.

Our Preclinical Services segment represented 44.8% of net sales in the third quarter of 2005. Sales for this segment increased 111.7% over the same period last year. Our sales results were favorably impacted by the acquisition of Inveresk. Foreign currency translation had no impact on the net sales gain. Our Preclinical gross margin increased to 36.7% for the third quarter of 2005 compared to 31.9% in 2004, due mainly to improved facility utilization and a favorable mix of studies. We experienced favorable market conditions as demand for toxicology services remained strong, partially offset by reduced market demand for our interventional and surgical services. We continue to see improving levels of customer demand in our toxicology services and a positive impact from the increase of specialty toxicology.

Sales on a year to date basis for our Preclinical Services segment increased 107.8% over the same period last year. Operating income decreased to 13.9% of net sales, compared to 16.8% for the first nine months of 2004 due to the amortization of intangibles relating to the Inveresk acquisition.

Our Clinical Services segment represented 11.8% of net sales in the third quarter of 2005. Gross Margin was 36.4% of net sales for the third quarter of 2005. Operating income was 9.5% of net sales for the third quarter of 2005. We acquired the clinical service business with the acquisition of Inveresk during the fourth quarter of 2004.

Three Months Ended September 24, 2005 Compared to Three Months Ended September 25, 2004

Net Sales.   Net sales for the three months ended September 24, 2005 were $273.9 million, an increase of $97.9 million, or 55.6%, from $176.0 million for the three months ended September 25, 2004.

Research Models and Services.   For the three months ended September 24, 2005, net sales for our RMS segment were $118.9 million, an increase of $0.8 million, or 0.7%, from $118.1 million for the three months ended September 25, 2004. RMS global prices increased in a range up to 5% with the weighted average increase approximately 3%. Volume for the models and services declined by approximately 2%. Foreign currency translation essentially had no impact on our net sales growth. The RMS sales increase was driven by higher spending on basic research by pharmaceutical and biotechnology companies, which drove greater demand for our products and services, partially offset by the timing of our large model shipments, lower transgenic sales in the United States and increased European seasonality of the models business mainly in France.

Preclinical Services.   For the three months ended September 24, 2005, net sales for our Preclinical Services segment were $122.7 million, an increase of $64.8 million, or 111.7%, compared to $57.9 million for the three months ended September 25, 2004. The increase was primarily due to the acquisition of Inveresk in October 2004 and to increased customer demand for toxicology services, partially offset by reduced demand for our interventional and surgical services. Our preclinical services business benefited from increased customer demand, reflecting increased drug development efforts and customers outsourcing their preclinical service needs. Foreign currency essentially had no impact on the sales growth.

Clinical Services.   In the fourth quarter of 2004, we entered the clinical services business with the acquisition of Inveresk. For the three months ended September 24, 2005, net sales for our Clinical Services segment were $32.4 million.

Cost of Products Sold and Services Provided.   Cost of products sold and services provided for the three months ended September 24, 2005 was $167.1 million, an increase of $60.5 million, or 56.8%, from $106.6 million for the three months ended September 25, 2004. Cost of products sold and services provided for the three months ended September 24, 2005 was 61.0% of net sales, compared to 60.6% for the three months ended September 25, 2004 due to the mix of more Preclinical and Clinical sales and increased costs in the RMS segment.

Research Models and Services.   Cost of products sold and services provided for RMS for the three months ended September 24, 2005 was $68.9 million, an increase of $1.7 million, or 2.5%, compared to $67.2 million for the three months ended September 25, 2004. Cost of products sold and services provided increased as a percent of net sales to 57.9% for the three months ended September 24, 2005, compared to 56.9% for the three months ended September 25, 2004. The increased sales impact of seasonality on the models business mainly in Europe and lower transgenic sales in the United States along with higher fuel costs adversely effected the cost of products sold and services provided as a percent of sales.

Preclinical Services.   Cost of products sold and services provided for the Preclinical Services segment for the three months ended September 24, 2005 was $77.7 million, an increase of $38.3 million, or 97.0%, compared to $39.4 million for the three months ended September 25, 2004. Cost of products sold and services provided as a percentage of net sales was 63.3% for the three months ended September 24, 2005, compared to 68.1% for the three months ended September 25, 2004. The decrease in cost of products sold and services provided as a percentage of net sales was primarily due to improved capacity utilization resulting from the increased sales of services.

Clinical Services.   Cost of products sold and services provided for the Clinical Services segment for the three months ended September 24, 2005 was $20.6 million. Cost of products sold and services provided as a percentage of net sales was 63.6%.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the three months ended September 24, 2005 were $43.0 million, an increase of $18.2 million, or 73.2%, from $24.8 million for the three months ended September 25, 2004. Selling, general and administrative expenses for the three months ended September 24, 2005 were 15.7% of net sales compared to 14.1% of net sales for the three months ended September 25, 2004. The increase was due primarily to compensation expense recorded for stock awards and the compensation charge recorded for Inveresk’s stock options.

Research Models and Services.   Selling, general and administrative expenses for RMS for the three months ended September 24, 2005 were $13.2 million, an increase of $0.4 million, or 3.2%, compared to $12.8 million for the three months ended September 25, 2004. Selling, general and administrative expenses increased slightly as a percentage of sales to 11.1% for the three months ended September 24, 2005 from 10.8% for the three months ended September 25, 2004.

Preclinical Services.   Selling, general and administrative expenses for the Preclinical Services segment for the three months ended September 24, 2005 were $14.5 million, an increase of $7.0 million, or 92.7%, compared to $7.5 million for the three months ended September 25, 2004 due mainly to the addition of Inveresk. Selling, general and administrative expenses for the three months ended September 24, 2005 decreased to 11.8% of net sales, compared to 13.0% of net sales for the three months ended September 25, 2004 due to greater economies of scale.

Clinical Services.   Selling, general and administrative expenses for the Clinical Services segment for the three months ended September 24, 2005 were $5.8 million. Selling, general and administrative expenses for the Clinical Services segment were 17.8% of net sales.

Unallocated Corporate Overhead.   Unallocated corporate overhead, which consists of various corporate expenses including those associated with pension, executive salaries, stock based compensation and departments such as corporate accounting, legal and investor relations, was $9.5 million for the three months ended September 24, 2005, compared to $4.5 million for the three months ended September 25, 2004. The increase in unallocated corporate overhead for the three months ended September 24, 2005 was due primarily to increased restricted stock expense and stock-based compensation relating to the acquisition of Inveresk.

Amortization of Other Intangibles.   Amortization of other intangibles for the three months ended September 24, 2005 was $14.3 million, an increase of $13.1 million, from $1.2 million for the three months ended September 25, 2004. The increased amortization was due to the acquisition of Inveresk.

Preclinical Services.   For the three months ended September 24, 2005, amortization of other intangibles for our Preclinical Services segment was $11.3 million, an increase of $10.1 million compared to the three months ended September 25, 2004. The increase in amortization of other intangibles was related to the acquisition of Inveresk.

Clinical Services.   For the three months ended September 24, 2005, amortization of other intangibles for our Clinical Services segment was $3.0 million, related to the acquisition of Inveresk.

Operating Income.   Operating income for the three months ended September 24, 2005 was $49.5 million, an increase of $6.1 million, or 14.1%, from $43.4 million for the three months ended September 25, 2004. Operating income for the three months ended September 24, 2005 was 18.1% of net sales, compared to 24.6% of net sales for the three months ended September 25, 2004. The decrease as a percent of sales was due primarily to Inveresk related amortization of $13.2 million and Inveresk stock based compensation charge of $1.3 million.

Research Models and Services.   For the three months ended September 24, 2005, operating income for our RMS segment was $36.7 million, a decrease of $1.3 million, or 3.5%, from $38.0 million for the three months ended September 25, 2004. Operating income as a percentage of net sales for the three months ended September 24, 2005 was 30.9%, compared to 32.2% for the three months ended September 25, 2004. The decrease in the operating income as a percentage of net sales was primarily due to higher cost of products sold and services provided.

Preclinical Services.   For the three months ended September 24, 2005, operating income for our Preclinical Services segment was $19.2 million, an increase of $9.4 million, or 95.7%, from $9.8 million for the three months ended September 25, 2004. Operating income as a percentage of net sales decreased to 15.7%, compared to 17.0% of net sales for the three months ended September 25, 2004. The decrease in operating income for the three months ended September 24, 2005 was primarily due to Inveresk related amortization expense of 8.3% of net sales, partially offset by improved capacity utilization.

Clinical Services.   For the three months ended September 24, 2005, operating income for our Clinical Services segment was $3.1 million. Operating income as a percentage of net sales was 9.5% for the three months ended September 24, 2005. The operating income as a percentage of net sales includes the Inveresk related amortization expense of 9.2% of net sales.

Interest Expense.   Interest expense for the three months ended September 24, 2005 was $4.8 million, compared to $2.1 million for the three months ended September 25, 2004. The $2.7 million increase was primarily due to the increased borrowing as a result of the Inveresk acquisition.

Income Taxes.   Income tax expense for the three months ended September 24, 2005 was $12.6 million, a decrease of $3.2 million compared to $15.8 million for the three months ended September 25, 2004. Our effective tax rate for the three months ended September 24, 2005 was 27.85%. The effective tax rate for the three months ended September 25, 2004 was 37.5%. The decrease in the effective tax rate was due primarily to the acquisition of Inveresk which increased the percentage of income from foreign operations which have lower effective tax rates.

Net Income.   Net income for the three months ended September 24, 2005 was $32.1 million, an increase of $6.3 million from $25.8 million for the three months ended September 25, 2004.

Nine Months Ended September 24, 2005 Compared to Nine Months Ended September 25, 2004

Net Sales.   Net sales for the nine months ended September 24, 2005 were $831.1 million, an increase of $302.2 million, or 57.1%, from $528.9 million for the nine months ended September 25, 2004.

Research Models and Services.   For the nine months ended September 24, 2005, net sales for our RMS segment were $377.6 million, an increase of $19.9 million, or 5.6%, from $357.7 million for the nine months ended September 25, 2004. RMS global prices increased in a range up to 5% with the weighted average increase approximately 3%. Increased volume of both models and services added approximately 2% to the net sales increase. Favorable foreign currency translation contributed approximately 1% to our net sales gain. The RMS sales increase was driven by higher spending on basic research by pharmaceutical and biotechnology companies, which drove greater demand for our products and services, partially offset by the timing of large model shipments and lower transgenic services sales.

Preclinical Services.   For the nine months ended September 24, 2005, net sales for our Preclinical Services segment were $355.8 million, an increase of $184.6 million, or 107.8%, compared to $171.2 million for the nine months ended September 25, 2004. The increase was primarily due to the acquisition of Inveresk and to increased customer demand for toxicology and other preclinical services, partially offset by reduced demand for our interventional and surgical services. Our preclinical services business benefited from increased customer demand, reflecting increased drug development efforts and customers outsourcing. Foreign currency essentially had no impact on our sales growth.

Clinical Services.   In the fourth quarter of 2004, we entered the clinical services business with the acquisition of Inveresk. For the nine months ended September 24, 2005, net sales for our Clinical Services segment were $97.7 million.

Cost of Products Sold and Services Provided.   Cost of products sold and services provided for the nine months ended September 24, 2005 was $507.9 million, an increase of $191.9 million, or 60.7%, from $316.0 million for the nine months ended September 25, 2004. Cost of products sold and services provided for the nine months ended September 24, 2005 was 61.1% of net sales, compared to 59.8% for the nine months ended September 25, 2004 due to increased costs in the RMS segment and the mix of more Preclinical and Clinical service sales.

Research Models and Services.   Cost of products sold and services provided for RMS for the nine months ended September 24, 2005 was $213.2 million, an increase of $13.5 million, or 6.8%, compared to $199.7 million for the nine months ended September 25, 2004. Cost of products sold and services provided as a percent of net sales for the nine months ended September 24, 2005 was 56.5% compared to the nine months ended September 25, 2004 at 55.8% of net sales. Lower transgenic services and European research model sales along with higher fuel costs adversely effected the cost of products sold and services provided as a percentage of sales.

Preclinical Services.   Cost of products sold and services provided for the Preclinical Services segment for the nine months ended September 24, 2005 was $229.7 million, an increase of $113.4 million, or 97.5%, compared to $116.3 million for the nine months ended September 25, 2004. Cost of products sold and services provided as a percentage of net sales was 64.6% for the nine months ended September 24, 2005, compared to 67.9% for the nine months ended September 25, 2004. The decrease in cost of products sold and services provided as a percentage of net sales was primarily due to improved capacity utilization resulting from the increased sales of services.

Clinical Services.   Cost of products sold and services provided for the Clinical Services segment for the nine months ended September 24, 2005 was $65.0 million. Cost of products sold and services provided as a percentage of net sales was 66.5%.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the nine months ended September 24, 2005 were $135.4 million, an increase of $53.2 million, or 64.9%, from $82.2 million for the nine months ended September 25, 2004. Selling, general and administrative expenses for the nine months ended September 24, 2005 were 16.3% of net sales compared to 15.5% of net sales for the nine months ended September 25, 2004. The increase was due primarily to compensation charges for Inveresk’s stock options and increased compensation expense recorded for stock awards which combined total $12.7 million for the nine months ended September 24, 2005.

Research Models and Services.   Selling, general and administrative expenses for RMS for the nine months ended September 24, 2005 were $42.1 million, an increase of $2.1 million, or 5.4%, compared to $40.0 million for the nine months ended September 25, 2004. Selling, general and administrative expenses remained flat as a percentage of sales at 11.2% for the nine months ended September 24, 2005 and the nine months ended September 25, 2004 due to our continued ability to manage costs in line with our sales increase.

Preclinical Services.   Selling, general and administrative expenses for the Preclinical Services segment for the nine months ended September 24, 2005 were $42.8 million, an increase of $20.2 million, or 89.0%, compared to $22.6 million for the nine months ended September 25, 2004. Selling, general and administrative expenses for the nine months ended September 24, 2005 decreased to 12.0% of net sales, compared to 13.2% of net sales for the nine months ended September 25, 2004 due to greater economies of scale.

Clinical Services.   Selling, general and administrative expenses for the Clinical Services segment for the nine months ended September 24, 2005 were $17.9 million. Selling, general and administrative expenses for the Clinical Services segment were 18.3% of net sales.

Unallocated Corporate Overhead.   Unallocated corporate overhead, which consists of various corporate expenses including those associated with pension, executive salaries, stock based compensation and departments such as corporate accounting, legal and investor relations, was $32.7 million for the nine months ended September 24, 2005, compared to $19.5 million for the nine months ended September 25, 2004. The increase in unallocated corporate overhead for the nine months ended September 24, 2005 was due primarily to increased restricted stock expense and stock-based compensation relating to the acquisition of Inveresk.

Amortization of Other Intangibles.   Amortization of other intangibles for the nine months ended September 24, 2005 was $43.0 million, an increase of $39.4 million, from $3.6 million for the nine months ended September 25, 2004. The increased amortization was due to the acquisition of Inveresk.

Preclinical Services.   For the nine months ended September 24, 2005, amortization of other intangibles for our Preclinical Services segment was $33.8 million, an increase of $30.3 million from $3.5 million for the nine months ended September 25, 2004. The increase in amortization of other intangibles was due to the acquisition of Inveresk.

Clinical Services.   For the nine months ended September 24, 2005, amortization of other intangibles for our Clinical Services segment was $9.0 million, related to the acquisition of Inveresk.

Operating Income.   Operating income for the nine months ended September 24, 2005 was $144.7 million, an increase of $17.6 million, or 13.9%, from $127.1 million for the nine months ended September 25, 2004. Operating income for the nine months ended September 24, 2005 was 17.4% of net sales, compared to 24.0% of net sales for the nine months ended September 25, 2004. The decrease as a percent of sales was due primarily to Inveresk related amortization of $39.7 million and Inveresk stock based compensation charge of $7.1 million.

Research Models and Services.   For the nine months ended September 24, 2005, operating income for our RMS segment was $122.1 million, an increase of $4.3 million, or 3.6%, from $117.8 million for the nine months ended September 25, 2004. Operating income as a percentage of net sales for the nine months ended September 24, 2005 was 32.3%, compared to 32.9% for the nine months ended September 25, 2004. The decrease in operating income as a percentage of net sales was primarily due to higher cost of products sold and services provided.

Preclinical Services.   For the nine months ended September 24, 2005, operating income for our Preclinical Services segment was $49.5 million, an increase of $20.7 million, or 71.8%, from $28.8 million for the nine months ended September 25, 2004. Operating income as a percentage of net sales decreased to 13.9%, compared to 16.8% of net sales for the nine months ended September 25, 2004. The decrease in operating income as a percentage of net sales for the nine months ended September 24, 2005 was primarily due to Inveresk related amortization expense of 8.6% of net sales, partially offset by improved capacity utilization.

Clinical Services.   For the nine months ended September 24, 2005, operating income for our Clinical Services segment was $5.9 million. Operating income as a percentage of net sales was 6.0% for the nine months ended September 24, 2005. The operating income as a percentage of net sales includes the Inveresk related amortization of 9.2% of net sales.

Interest Expense.   Interest expense for the nine months ended September 24, 2005 was $17.7 million, compared to $6.3 million for the nine months ended September 25, 2004. The $11.4 million increase was primarily due to the increased borrowing as a result of the Inveresk acquisition.

Income Taxes.   Income tax expense for the nine months ended September 24, 2005 was $35.9 million, a decrease of $16.1 million compared to $52.0 million for the nine months ended September 25, 2004. Our effective tax rate for the nine months ended September 24, 2005 was 27.85%. Excluding charges associated with the deferred tax write-off and the benefit from the reversal of the valuation allowance, the effective tax rate for the nine months ended September 25, 2004 was 37.5%. The decrease in the effective tax rate was due primarily to the acquisition of Inveresk which increased the percentage of income from foreign operations which have lower effective tax rates.

Net Income.   Net income for the nine months ended September 24, 2005 was $91.6 million, an increase of $21.9 million from $69.7 million for the nine months ended September 25, 2004.

Backlog

Our backlog for Preclinical Services and Clinical Services was $431.2 million at September 24, 2005. We do not report backlog for the RMS segment because turnaround time from order placement to fulfillment, both for products and services, is rapid. Our preclinical and clinical services are performed over varying times, from a short period of time to extended periods of time, which may be as long as several years. We maintain an order backlog for these segments to track anticipated revenue from studies and projects that either have not started, but are anticipated to begin in the near future, or are in process and have not been completed. We only recognize a study or project in backlog after we have received written evidence of a customer’s intention to proceed with a study or project. Cancelled studies or projects are removed from backlog.

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

On July 27, 2005 the Company entered into a credit agreement ($50 million credit agreement). The $50 million credit agreement provides for a $50 million term loan facility which matures on July 27, 2007 and can be extended for an additional 7 years. The interest rates applicable to loans under the $50 million credit agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus ½ %) or the LIBOR rate plus 0.75%. The $50 million credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default.   A debt covenant was waived through 2005. If the Company chooses to extend the term loan for an additional 7 years, the applicable interest rate after the extension date is equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus ½ %) plus 0.25% or the LIBOR rate plus 1.25%.

Effective May 6, 2005, the Company amended its credit agreement (the $550 million credit agreement), entered into during the fourth quarter of 2004, to reduce the interest rate by 0.50% and modify certain restrictive covenants.  The $550 million credit agreement provides for a $400 million term loan facility and a $150 million revolving facility. The term loan facility matures in 20 equal, quarterly installments with the first installment payable December 31, 2004 and the last installment due September 30, 2009. The revolver facility matures on October 15, 2009 and requires no scheduled prepayment before that date. The interest rates applicable to term loans and revolving loans under the credit agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus ½%) or the adjusted LIBOR rate plus an interest rate margin based upon the Company’s leverage ratio which was 1% as of June 25, 2005. Based on the leverage ratio of the Company, the margin range for LIBOR based loans is 0.75% to 1.25%. The credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. A debt covenant was waived through 2005. The Company was in compliance with its debt covenants as of September 24, 2005. The Company had $4,988 outstanding under letters of credit as of September 24, 2005 and December 25, 2004, respectively.

During the second quarter of 2005, the Company converted all of its $185 million 3.5% senior convertible debentures due February 1, 2022 into 4,759,424 shares of common stock.

Cash and cash equivalents totaled $169.3 million at September 24, 2005, compared to $207.6 million at December 25, 2004.

Net cash provided by operating activities for the nine months ended September 24, 2005 and September 25, 2004  was $151.1 million and $110.2 million, respectively. The increase in cash provided by operations was primarily a result of increased earnings before depreciation and amortization. Our days sales outstanding decreased to 38 days as of September 24, 2005 from 47 days as of September 25, 2004 primarily due to the acquisition of Inveresk, but increased from 32 days as of December 25, 2004 mainly due to reduced deferred income.

Net cash used in investing activities for the nine months ended September 24, 2005 and September 25, 2004 was $75.5 million and $39.9 million, respectively. For the nine months ended September 24, 2005, we used $70.0 million for capital expenditures. This compared to the nine months ended September 25, 2004 during which we paid $22.0 million for capital expenditures and $17.0 million for the acquisition of River Valley Farms. In the nine months ended September 24, 2005, we made capital expenditures in RMS of $17.4 million, Preclinical Services of $52.2 million and Clinical Services of $0.4 million. During the third quarter, we purchased for approximately $27 million a 400,000 square foot facility in Massachusetts, which we expect to phase into production beginning in mid-2006. Our Preclinical business continues to evaluate various options for further expansion in the western United States. We anticipate that future capital expenditures will be funded by cash provided by operating activities and existing credit facilities. For fiscal 2005, we projected capital expenditures of $110 million.

Net cash (used in) and provided by financing activities for the nine months ended September 24, 2005 and September 25, 2004 was $(102.3) million and $8.1 million, respectively. Proceeds from exercises of employee stock options amounted to $25.0 million and $10.7 million for the nine months ended September 24, 2005 and September 25, 2004, respectively. During the nine months ended September 24, 2005, we repaid $150.3 million in debt primarily under our $550 million credit facility. During the first quarter of 2004, we borrowed and repaid $94.0 million as part of our European reorganization.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three months ended September 24, 2005.

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

Interest Rate Risk

The fair value of our marketable securities is subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 100 basis points from levels at September 24, 2005, then the fair value of the portfolio would decline by approximately $0.1 million.

We have entered into two credit agreements, the $550 million credit agreement and the $50 million credit agreement. Our primary interest rate exposure results from changes in LIBOR or the base rates which are used to determine the applicable interest rates under our term loans the $550 million credit agreement and in the $50 million agreement and our revolving credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $6 million on a pre-tax basis. The book value of our debt approximates fair value.

During the second quarter of 2005, the Company converted all of its $185 million 3.5% senior convertible debentures due February 1, 2022 into 4,759,424 shares of common stock.

Foreign Currency Exchange Rate Risk

We operate on a global basis and has exposure to some foreign currency exchange rate fluctuations for its earnings and cash flows. This risk is mitigated by the fact that various foreign operations are principally conducted in their respective local currencies. A portion of our foreign operations’ revenue is denominated in U.S. dollars, with the costs accounted for in their local currencies. We attempt to minimize its exposure by using certain financial instruments, for purposes other than trading, in accordance with our overall risk management and our hedge policy. In accordance with our hedge policy, we designate such transactions as hedges as set forth in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

During the third quarter, we had foreign exchange contracts, principally to hedge the impact of currency fluctuations on customer transactions and certain balance sheet items. Some of these contracts expired during the quarter. At September 24, 2005, the contract amount outstanding was approximately $9 million. We recorded a cumulative gain after tax of $0.4 million in accumulated other comprehensive income on the outstanding contract.

Item 4.   Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures

Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of September 24, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 24, 2005 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.   Other Information

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information relating to the Company’s purchases of shares of its common stock during the third quarter of 2005.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 27, 2005 - August 20, 2005	—	$—	—	$50,000,000
August 21, 2005 - September 24, 2005	66,175	47.04	56,000	47,397,210

On July 27, 2005, the Board of Directors authorized a share repurchase program to acquire up to $50.0 million of common stock. In order to facilitate these share repurchases, the Company has entered into a Rule 10b5-1 Purchase Plan. During the three months ended September 24, 2005, the Company repurchased 56,000 shares of common stock for approximately $2.6 million. The timing and amount of any future repurchases will depend on market conditions and corporate considerations. Additionally, the Company’s 2000 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, through September 24, 2005, the Company acquired 10,175 shares as a result of such withholdings. On October 26, 2005, the Board of Directors authorized increasing the share repurchase program by $50.0 million to a total of $100.0 million.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
October 28, 2005	/s/ JAMES C. FOSTER
James C. Foster
Chairman, Chief Executive Officer
and President
October 28, 2005	/s/ THOMAS F. ACKERMAN
Thomas F. Ackerman
Executive Vice President and Chief Financial Officer