Form 10-K
period 2005-12-31
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2006-03-14
CIK 1100682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
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

(Registrant’s telephone number, including area code): (978) 658-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒      Accelerated Filer  ☐      Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

On June 25, 2005, the aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant was approximately $3,410,397,382.

As of March 1, 2006, there were outstanding 71,991,729 shares of the Registrant’s common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders scheduled to be held on May 9, 2006,  which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2006 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Item		Page
	PART I
1	Business	1
1A	Risk Factors	13
1B	Unresolved Staff Comments	20
2	Properties	20
3	Legal Proceedings	20
4	Submission of Matters to a Vote of Security Holders	20
	Supplementary Item. Executive Officers of the Registrant pursuant to Instruction 3 to Item 401 (b) of Regulation S-K	21
	PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
6	Selected Consolidated Financial Data	25
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
7A	Quantitative and Qualitative Disclosures About Market Risk	40
8	Financial Statements and Supplementary Data	41
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	87
9A	Controls and Procedures	87
9B	Other Information	87
	PART III
10	Directors and Executive Officers of the Registrant	87
11	Executive Compensation	88
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	88
13	Certain Relationships and Related Transactions	88
14	Principal Accountant Fees and Services	88
	PART IV
15	Exhibits and Financial Statement Schedules	89

PART I

Item 1.                        Business

General

This Annual Report on Form 10-K contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on current expectations, estimates, forecasts, and projections about the industries in which Charles River operates and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on current expectations and beliefs of Charles River and involve a number of risks, uncertainties, and assumptions that are difficult to predict. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K under the section entitled “Risks Related to Our Business and Industry.” Except to the extent required by applicable law or regulation, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Corporate History

Charles River has been operating since 1947 and since then we have undergone several changes to our business structure. Charles River Laboratories International, Inc. was incorporated in 1994. In 2000, we completed the initial public offering of Charles River Laboratories International, Inc. Our stock is traded on the New York Stock Exchange under the symbol “CRL “and is included in the Standard & Poor’s MidCap 400 Index. We are headquartered in Wilmington, Massachusetts. Our headquarters mailing address is 251 Ballardvale Street, Wilmington, MA 01887, and the telephone number at that location is (978) 658-6000. Our Internet site is www.criver.com. Material contained on our Internet site is not incorporated by reference into this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Charles River,” “we,” “us” or “our” refer to Charles River Laboratories International, Inc. and its subsidiaries.

This Form 10-K, as well as all other reports filed with the Securities and Exchange Commission, are available free of charge through the investor relations section of our Internet site as soon as practicable after we electronically file such material with, or furnish it to, the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. In addition, you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Overview

We are a leading global provider of solutions that advance the drug discovery and development process. We provide the animal research models required in research and development for new drugs, devices and therapies and have been in this business for more than 58 years. For over a decade, we have built upon our core competency of laboratory animal medicine and science (research model technologies)

to develop a diverse and growing portfolio of products and services. Our wide array of tools and services enables our customers to reduce costs, increase speed and enhance their productivity and effectiveness in drug discovery and development. Our customer base includes major pharmaceutical, biotechnology, and medical device companies, as well as many government agencies, leading hospitals and academic institutions throughout the world. We currently operate over 100 facilities in 21 countries worldwide. Our products and services, supported by our global infrastructure and deep scientific expertise, enable our customers to meet many of the challenges of early-stage life sciences research, a large and growing market. In 2005, our net sales were $1.12 billion and our operating income was $181.0 million.

In October 2004, we acquired Inveresk Research Group, Inc. Prior to the acquisition, Inveresk was a publicly traded company and a leading provider of drug development services to companies in the pharmaceutical and biotechnology industries. Through its preclinical and clinical business segments, it offered a broad range of drug development services, including preclinical safety and pharmacology evaluation services, laboratory sciences services and clinical development services. Much of our activities in 2005 has focused upon the integration of Inveresk, which has included unifying our products and services under the “Charles River” brand name and the harmonizing of best practices derived from the combination of the two companies.

The acquisition has broadened our portfolio of high-end products and services including general toxicology, specialty toxicology and clinical services. Overall the addition of Inveresk has impacted our Company dramatically, as follows:

•       significantly expanded our overall corporate size;

•       significantly increased the breadth of the products and services that we offer, including those that are highly complementary to the services Charles River had previously offered; and

•       expanded and strengthened our global footprint in the growing market for pharmaceutical research and development products and services, particularly in key markets such as the United States, Europe and Japan, which better aligns us with our key pharmaceutical and biotechnology customers, who are increasingly seeking to outsource more of their preclinical and clinical research and development efforts and are seeking full service, global partners.

As part of the integration of Inveresk’s business operations, in 2004 we changed our business reporting segments to better reflect our results of operations and facilitate understanding of our business, which has evolved since 1999 from a product-oriented focus to a service-oriented one. We currently have three reporting segments: Research Models and Services (RMS), Preclinical Services (which is a combination of Inveresk’s preclinical business with our legacy preclinical business), and Clinical Services.

Research Models and Services (RMS)

With over 150 different stocks and strains, we continue to maintain our position as the global leader in the production and sale of research models, principally genetically and virally defined purpose-bred rats and mice, and have been supplying research models since 1947. We also provide a variety of related services that are designed to assist our customers in supporting the use of research models in drug development. With 20 facilities on three continents (North America, Europe and Asia (Japan)), we maintain production centers, including approximately 160 barrier rooms, strategically located near our customers. In addition, we anticipate expanding our existing U.S. West Coast capacity with additional construction which will  partially open in the fourth quarter of 2006. In 2005, RMS accounted for 44.8% of total net sales  and approximately 35% of our employees, including more than 160 science professionals with advanced degrees.

Research Models.   A significant portion of this business is comprised of the commercial production and sale of animal research models, principally purpose-bred rats, mice and other rodents for use by researchers. We provide our small animal models to numerous customers around the world, including most pharmaceutical companies, major biotechnology companies, many government agencies, and leading hospital and academic institutions. Our research models include genetically defined models and models with compromised immune systems, which are increasingly in demand as early-stage research tools. The United States Food and Drug Administration (FDA)  and foreign regulatory bodies typically require the safety and efficacy of new drug candidates and many medical devices to be tested on research models like ours prior to testing in humans. As a result, our research models are an essential part of the drug discovery and development process.

Our rats, mice and other rodent species have been and continue to be some of the most extensively used research models in the world, largely as a result of our continuous commitment to innovation and quality in the breeding process. Our research models are bred and maintained in controlled environments which are designed to ensure that the animals are free of specific viral and bacterial agents and other contaminants that can disrupt research operations and distort results. With our barrier room production capabilities, we are able to deliver consistently high quality research models worldwide.

Our small research models include:

•       outbred animals, which are genetically heterogeneous;

•       inbred animals, which are genetically identical;

•       hybrid animals, which are the offspring of two different inbred parents;

•       spontaneous mutant animals, which contain a naturally-occurring genetic mutation (such as immune deficiency); and

•       other genetically modified research models, including knock-out models with one or more disabled genes and transgenic animals, which contain genetic material transferred from a different species.

Since 2001, we have been offering new and proprietary, disease-specific rat models used to find new treatments for diseases such as diabetes, obesity, cardiovascular and kidney disease. We are presently focusing our disease model program on four areas of research: cardiovascular, metabolic, renal and oncology, which, in addition to providing overlapping disease modalities that support multiple uses of certain models, also will permit us to concentrate on focused sales and marketing efforts.

We believe that over the next several years, many new research models will be developed and used in biomedical research, such as transgenic models with modified genetic material, knock-out models with one or more disabled genes, and transgenic models that incorporate or exclude a particular gene. These more highly defined and characterized models will allow researchers to further focus their investigations into disease conditions and potential new therapies or interventions. We intend to build upon our position as a leader in this field to expand our presence in this market for higher-value research models.

In addition to our small research models, we also are a global leader in providing purpose-bred, high quality, SPF or disease free, large animal models to the biomedical research community, principally for use in their drug development and testing studies.

We also provide surgical services to our customers, utilizing over 50 full-time staff surgical technicians located in the United States, Europe and, commencing in 2006, Asia. This value-added service offering enhances the basic research model by allowing for repeated sample collection in the case of catheterized animals.

RMS also offers a variety of services, described below, designed to assist our customers in screening drug candidates faster, including those which are related to genetically defined research models for in-house research, as well as those services designed to implement efficacy screening protocols to improve the customer’s drug evaluation process. These services address the growing need among pharmaceutical and biotechnology companies to outsource the non-core aspects of their drug discovery activities. These services capitalize on the technologies and relationships developed through our research model business. We currently offer three major categories of research models services—transgenic services, laboratory services, and preconditioning and surgical services. We also offer three other categories of products and services—consulting and staffing services, vaccine support and in vitro technology products.

Transgenic Services.   In this area of our business, we assist our customers in validating, maintaining, improving, breeding and testing research models purchased or created by them for biomedical research activities. While the creation of a transgenic model can be a critical scientific event, it is only the first step in the discovery process. Productive utilization of research models requires significant additional technical expertise. We provide transgenic breeding expertise, model characterization (including genotyping and phenotyping) and colony development, quarantine, embryo cryopreservation, embryo transfer and health and genetic monitoring. We provide these services to nearly 200 laboratories around the world from pharmaceutical and biotechnology companies to hospitals and universities, and maintain more than 1,000 different types of naturally occurring or experimentally manipulated research models for our customers.

Laboratory Services.   We assist our customers in monitoring and analyzing the health and genetics of the research models used in their research protocols. We developed this capability internally by building upon the scientific foundation created by the diagnostic laboratory needs of our research model business. Depending upon a customer’s needs, we may serve as its sole-source testing laboratory, or as an alternative source supporting its internal laboratory capabilities. We believe that the continued growth in model development and characterization and utilization of specific disease models and genetically engineered models will drive our future growth as the reference laboratory of choice for health and genetic testing of laboratory animals.

Preconditioning and Surgical Services.   Augmenting our traditional model production and transgenic services described above, we believe there are emerging opportunities to provide customers with preconditioning services, which centers upon speeding the development process by preparing study-ready research models possessing necessary characteristics. Our veterinary medicine expertise makes us well positioned to create and monitor the research models for such studies, such as those focused upon obesity or hypertension. Additionally, models of subclinical disease can be created through surgical approaches, thereby providing a model for study that otherwise may not be commercially available.

Consulting and Staffing Services.   Building upon our core capability as the leading provider of high-quality research models, we manage animal care operations on behalf of government and academic organizations, as well as commercial customers. Demand for our services reflects the growing necessity of these large institutions to outsource internal functions or activities that are not critical to the core scientific innovation process or for which they do not maintain the necessary resources in-house. In addition, we believe that our expertise in animal care and facility operations enhances the productivity and quality of our customers’ animal care and use programs. This area leads to additional opportunities for us to provide other products and services to our customers.

Vaccine Support.   We are the global leader for the supply of specific pathogen-free, or SPF, chickens and fertile chicken eggs. SPF chicken embryos are used by animal health companies as self-contained “bioreactors” for the manufacture of live and inactivated viruses. These viruses are used as a raw material primarily in poultry, as well as human vaccine, applications. The production of SPF eggs is done under biosecure conditions, similar in many ways to our research model production. We have a worldwide presence that includes several SPF egg production facilities in the United States, as well as facilities in Germany and Australia, and a joint venture in Mexico. We also operate a specialized avian laboratory in the United States, which provides in-house testing and support services to our customers.

In Vitro Technology.   Our in vitro business provides non-animal, or in vitro, methods for lot release testing of medical devices and injectable drugs. We are committed to being the leader in providing our customers with in vitro alternatives as these methods become scientifically validated and commercially feasible, and toward that goal we work with and support the European Center for Validation of Alternative Methods in these efforts. Our in vitro technology business produces and distributes endotoxin testing kits, reagents, software, accessories, instruments and associated services to pharmaceutical and biotechnology companies for medical devices and other products worldwide. We are a market leader in endotoxin testing, which is used for quality control testing of injectable drugs and medical devices, their components and the processes by which they are manufactured. Quality control testing for endotoxin contamination is an FDA requirement for injectable drugs and medical devices. Endotoxin testing  uses a processed extract from the blood of the horseshoe crab, known as limulus amebocyte lysate (LAL). The LAL test is the first and only major FDA-validated in vitro alternative to an animal model test for endotoxin detection in pharmaceutical and medical device manufacturing. The process of extracting blood is generally not harmful to the crabs, which are subsequently returned to their natural ocean environment. Our Endosafe Portable Testing System (Endosafe® -PTS) is a portable endotoxin testing platform which allows endotoxin testing in the field, affording researchers accurate and timely results. We are currently pursuing FDA approval of our PTS system. We are also investigating expanding the use of the PTS system for endotoxin testing into other markets such as nuclear pharmacies, cell transplant, dentists/doctors offices, dialysis clinics, testing for sterile water and even environmental testing, as well as other ways to invest in the PTS platform, such as through additional biological assays.

Preclinical Services

Our customers are principally engaged in the discovery and development of new drugs, devices and therapies.  Discovery represents the earliest stages of research in the life sciences, directed to the identification, screening and selection of a lead compound for future drug development. Discovery activities typically last anywhere from 4-6 years in conventional pharmaceutical research and development timelines. Development activities, which follow, are directed at demonstrating the safety, tolerability and clinical efficacy of the selected drug candidates. During the preclinical stage of the development process, a drug candidate is tested in vitro (typically on a cellular or subcellular level in a test tube or multi-well petri plate) and in vivo (in research models) to support planned or on-going human trials. The development services portion of our preclinical business segment enables our customers to outsource their critical regulatory-required toxicology and drug disposition activities to us. The demand for these services is driven by preclinical development programs for the smaller biotechnology companies, which traditionally have been outsourced, and key safety studies by the larger multi-national pharmaceutical companies. Because of the necessary investments in personnel, facilities and other capital resources required in order to efficiently partake in these activities, we believe that participants in these industries will prefer to focus on their core competencies of innovation, early drug discovery, and in the case of the larger pharmaceutical companies, targeted sales and marketing, and thus we believe the demand for our preclinical service offerings will continue to increase.

We are one of the two largest providers of preclinical services worldwide and are considered by many of our clients as market leaders in the conduct and reporting of general and specialty toxicology studies, especially those dealing with innovative therapies and biologicals. We currently provide preclinical services at 12 facilities in the United States, Canada and Europe. With Inveresk, we acquired high-quality, full research capability laboratories in Montreal, Canada and Edinburgh, Scotland, and, by the end of 2006 we expect to have initial occupancy of a new facility in Massachusetts, followed in 2007 by a fourth full-capability research facility in Nevada.  Our Preclinical Services segment represented 43.5% of our total net sales in 2005 and employs over 4,000, or almost half, of our employees.

We currently offer preclinical services, in which we include both in vivo and in vitro studies, supportive laboratory services, and strategic preclinical consulting and program management to support product development from inception to market registration.

Toxicology.   Once a lead molecule is selected, the stage of preclinical development begins where appropriate toxicology studies are conducted to support initial clinical trials. We offer all the standard models for general toxicity testing in the species typically required for regulatory submissions, but we also have particular expertise in specialty routes of administration, modes of administration (e.g., infusion, intravitreal administration, and inhalation). This is important not only for pharmaceuticals, but also for safety testing of medical devices, industrial chemicals, food additives, agrochemicals, nutraceuticals and other materials. Toxicology is clearly one of our core competencies and strengths. We offer services to fully evaluate the genotoxicity, safety pharmacology, acute, subacute, chronic toxicity and carcinogenicity potential to support “first in man” to “first on the market” strategies. In support of larger scale, human clinical trials, we believe that we are a world leader in the conduct and assessment of reproductive and developmental toxicology studies. We also offer services in important specialty areas like immunotoxicology, photobiology, ocular, and dermal testing. We have worked with all major therapeutic areas, and provide study design and strategic advice to our clients based on our wealth of experience in drug development. We have a strong history of aiding our sponsors in reaching their regulatory or internal milestones for safety testing, including studies addressing stem cell therapies, DNA vaccines, recombinant proteins, standard small molecules and medical devices. Within the requirements for preclinical safety testing are compliance with Good Laboratory Practices (GLPs) as outlined by the FDA as well as other international regulatory bodies. Our toxicology facilities operate in compliance with GLP requirements and are regularly inspected by U.S. and other GLP compliance monitoring authorities, as well as, our own and our customers’ Quality Assurance departments.

Pathology Services.   In the drug development process, the ability to identify and characterize clinical and anatomic pathologic changes (within tissues and cells) is critical in determining the safety of a new compound. We employ highly trained pathologists who use state-of-the-art techniques to identify potential compound-related changes within tissues and cells, as well as, at the molecular level. Pathology support is critical for regulatory-driven safety studies, but also for specialized investigative studies, discovery support, and stand-alone immunohistochemistry evaluations for monoclonal antibodies. Key go/no-go decisions regarding continued product development are typically dependent on the characterization and evaluation of gross and microscopic pathology findings we perform for our clients.

Bioanalysis, Pharmacokinetics, and Drug Metabolism.   In support of preclinical drug safety testing, our customers are required to demonstrate ample drug exposure, stability in the collected sample, kinetics of their drug or compound in circulation, the presence of metabolites, and with recombinant proteins and peptides, the presence of anti-drug antibodies. We have scientific depth in the sophisticated analytical techniques required to satisfy these requirements for a number of drug classes (including oligonucleotide and inhibitory RNAs). In the event that the sample analysis for preclinical study support translates to opportunities to analyze clinical samples for the same drug once  human testing begins, we have opportunities to capture the benefits of bridging preclinical bioanalysis with later clinical development. Once the analysis is complete, our scientists evaluate the data to provide information on the kinetics (pharmaco-/toxico-) of the exposure to the drug, as well as complete evaluation of the distribution of the drug or metabolites by radio-labeled techniques. These studies are needed for the full preclinical assessment of the disposition of the drug and are used in the final preclinical safety evaluation of the compound.

Discovery Support.   At the earliest stages of lead compound identification, our scientists are engaged in evaluating the activity of drug candidates in several important therapeutic and support areas, including: oncology (through our tumor xenograft models); asthma (through our specialized animal disease models); bone disease (using our state of the art imaging and pathology capabilities); ophthalmology (using our models of neovascularization); general cardiovascular and device testing (using our surgical models); and early drug formulation and bioanalysis support and method development. We offer lead optimization strategies including early pharmacokinetic, metabolism, and toxicology support to help in early integrative drug selection criteria.

Biopharmaceutical Services.   We provide specialized, non-clinical quality control testing that is frequently outsourced by both pharmaceutical and biotechnology companies. These services allow our customers to determine if their human protein drug candidates, or the processes for manufacturing those products, are essentially free of residual biological materials. The bulk of this testing work is required by the FDA in order to obtain new drug approval, to maintain an FDA-licensed manufacturing facility or to release approved products for use in patients. Our scientific staff consults with customers in the areas of process development, validation, manufacturing scale-up and biological testing.

Clinical Services

The clinical services business represents a relatively new market and growth opportunity for us that originated through our acquisition of the Phase I-IV business of Inveresk.  Our capabilities includes a premier Phase I clinic in Europe and an established international capability to manage Phase II-IV studies. Our clinical development business presently employs approximately 940 people and operates in 24 countries (from 17 facilities) located across North America, Europe, South America, Asia and Australia. In 2005, the Clinical Services segment accounted for approximately 11.6% of our total net sales. We are focused upon maintaining healthy profit margins in this segment through careful positioning of our clinical services including our core therapeutic areas of: cardiovascular, oncology, ophthalmology, respiratory and infectious diseases. From a strategic perspective we believe that our clinical services business is positioned to benefit from pull-through from our preclinical and laboratory services, particularly with our biotechnology customers.

Phase I Trials in Patients and Special Populations

We operate a  62-bed clinic in Edinburgh, Scotland, at which we conduct a wide range of Phase I clinical trials designed to move lead pharmaceutical candidates rapidly from preclinical development through Phase I tolerability assessment to explore human pharmacology. This facility is in close proximity to one of our laboratory sciences facilities, which is responsible for performing the analysis of biological samples generated by our Phase I clinic, facilitating fast response times. Our Phase I clinic, which focuses on “first-in-man” studies, is capable of conducting all types of studies and has experience across a wide range of therapeutic areas, including complex dose tolerance, radio-labeled, pharmacokinetics, pharmacodynamics and bioavailability studies. All of the clinic’s volunteers are evaluated through an intensive screening process to ensure study suitability. The facility has an established quality assurance unit that monitors the conduct and reporting of Phase I trials to assure management that these trials are conducted in compliance with appropriate regulatory requirements.

Phase II-IV Clinical Development and Regulatory Support

From our 14 offices worldwide and business operations in more than 20 countries, we manage every aspect of clinical trials from clinical development plans and protocol design to New Drug Applications (NDAs) and post-marketing surveillance. We provide a comprehensive range of services as either a full-service package or as individual stand-alone services. In addition to conducting single site studies in many parts of the world, we have a proven track record of managing large international multi-center trials culminating in regulatory filings. We have supported studies in over 34 countries. Our clinical trials management services include:

•strategy development;	• study design;
•investigator recruitment;	• project management;
•quality assurance;	• patient recruitment;
•study monitoring;	• pharmacovigilance;
•clinical data management;	• biostatistical analysis;
•medical research and consulting; and	• post-marketing/Phase IV studies.

We also have significant expertise in conducting patient and other outcomes registries, such as pregnancy registries, on behalf of the pharmaceutical industry, as well as regulatory support. Before a product may be launched in any country, it must be approved by the regulatory agency in that particular country. We offer comprehensive global regulatory product registration services at all stages of development for pharmaceutical and biotechnology products and have particular expertise with the regulations in Europe and North America. Through this service, we assist our clients in determining the feasibility of developing a particular product or product line.

Our Strategy

Our objective is to be the premier global company for advancing the search for drugs, devices and therapies from discovery through market approval. The products and services which we provide our customers are essential  to the drug discovery and development process, and are almost universally mandated by law. Our business is primarily driven by the continued growth of research and development spending by pharmaceutical, biotechnology and medical device companies, the federal government and academic institutions and of outsourced services. According to a recent report by the Biomedical Industry Advisory Group, it takes 11 to 16 years and costs in the range of $180 million to $1.65 billion to bring a new drug to market. As the pressure to develop new drugs increases for these industries, so does the pressure to contain costs, implement research in multiple countries simultaneously and identify, hire and retain a breadth of experienced experts. In order to facilitate and speed their research, our pharmaceutical and biotechnology customers have increasingly strategically outsourced services which can be provided by high-quality service providers like Charles River. Outsourcing allows our customers to concentrate their resources on the basic drug discovery which only they can do, while continuing to advance their most promising products through the development pipeline. This creates opportunities for companies such as ours that can help speed the drug discovery and development process. Our strategy is to capitalize on these opportunities by continuing to build our portfolio of high end, value-added products and services through internal development, augmented by strategic “bolt-on” transactions.

In today’s business environment, we particularly believe there is an advantage in being a large, global, high-quality provider of services throughout the drug discovery and development process. Many of our customers, especially large pharmaceutical companies, are attracted to Tier 1 contract research organizations with a full breadth of capabilities, and establish preferred provider agreements with only a small handful. We are focused on being recognized as a premier preferred provider and maintaining long-term relationships and strategic partnerships with our customers. Accordingly, with many of our largest customers, we have entered into global provider agreements that span two or three segments of our business.

We intend to continue to broaden the scope of our products and services primarily through organic growth, which will be augmented, as needed, through focused acquisitions and alliances. We believe our approach to acquisitions is a disciplined one that seeks to target businesses that are a sound strategic fit and that offer the prospect of enhancing stockholder value. This strategy may include geographic expansion of existing core services, strengthening of one of our core services or the addition of a new product or service.

We believe that we are well positioned to exploit both existing and new outsourcing opportunities. We intend to focus our marketing efforts on stimulating demand for further outsourcing to gain additional market share.  To take advantage of  promising opportunities which are available to us as a result of continued growth of outsourced services, in 2006 we anticipate investing  heavily in expanding our facilities capacity.

Customers

Our customers continue to consist primarily of all of the major pharmaceutical companies, as well as many biotechnology companies, animal health, medical device and diagnostic companies, leading hospitals, academic institutions, government agencies and other life sciences companies. Recently, as a result of the Inveresk merger and outsourcing trends, our commercial customer base (mainly pharmaceutical and biotechnology companies) has grown at a higher rate than our non-commercial customer rate. We have many long-term, stable relationships with our customers. During 2005, no single commercial customer accounted for more than 5% of our total net sales.

For information regarding net sales and long-lived assets attributable to each of our business segments for the last three fiscal years, please see Note 15 included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. For information regarding net sales and long-lived assets attributable to operations in the United States, Europe, Asia and other countries for each of the last three fiscal years, please review Note 15 included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Sales, Marketing and Customer Support

We sell our products and services principally through our direct sales force, the majority of whom work in the United States, with the balance working in Europe and Japan. Our primary promotional activities include organizing scientific symposia, publishing scientific papers, making presentations and participating at scientific conferences and trade shows in North America, Europe and Japan. We supplement these scientifically based marketing activities with trade advertising, direct mail, newsletters and our web site. The direct sales force is supplemented by international distributors for our products.

Our internal marketing/product management teams support the field sales staff while developing and implementing programs to create close working relationships with customers in the biomedical research industry. We maintain customer service, technical assistance and consulting service departments, which address both our customers’ routine and more specialized needs. We frequently assist our customers in solving problems related to animal husbandry, health and genetics, biosecurity, preclinical and clinical study design, regulatory consulting, protocol development and other areas in which our expertise is recognized as a valuable customer resource.

Research and Development

While there is some research and development activity involved in our  in vitro technologies business, we do not maintain a fully dedicated research and development staff and therefore have not had any significant research and development costs in any of the past three fiscal years. Our approach to developing new products or services is to extend our base technologies into new applications and fields, and in some instances to license or acquire technologies to serve as platforms for the development of new businesses that service our existing customer base. Our research and development focus is principally on developing projects that improve our productivity or processes.

Industry Support and Animal Welfare

One of our core values is a concern for and commitment to animal welfare. We have been in the forefront of animal welfare improvements in our industry, and continue to demonstrate our commitment with special recognition programs for employees who demonstrate an extraordinary commitment in this critical area of our business. We created our own Humane Care Initiative, which is directed by our Animal Welfare and Training Group. The goal of the initiative is to assure that we continue as a worldwide leader in the humane care of laboratory animals. Laboratory animals are an important resource that further our knowledge of living systems and contribute to the discovery of life-saving drugs and procedures. We work hand-in-hand with the scientific community to understand how living conditions, handling procedures and stress play an important role in the quality and efficiency of research. As animal caregivers and researchers, we are responsible to our clients and the public for the health and well being of the animals in our care.

We support a wide variety of organizations and individuals working to further animal welfare as well as the interests of the biomedical research community. We fund scholarships to laboratory animal training programs, provide financial support to non-profit institutions that educate the public about the benefits of animal research and provide awards and prizes to outstanding leaders in the laboratory animal medicine field.

Employees

As of December 31, 2005, we had approximately 8,400 employees, including  approximately 450 science professionals with advanced degrees including D.V.M.s, Ph.D.s and M.D.s. Our employees are not unionized in the United States, although employees are unionized at some of our European facilities, consistent with local customs for our industry. Our annual satisfaction surveys indicate that we have an excellent relationship with our employees.

Backlog

Our backlog for Preclinical Services and Clinical Services was approximately $448.2 million at December 31, 2005. We do not report backlog for the RMS segment because turnaround time from order placement to fulfillment, both for products and services, is rapid. Our preclinical and clinical services are performed over varying times, from a short period of time to extended periods of time, which may be as long as several years. We maintain an order backlog for these segments to track anticipated revenue from studies and projects that either have not started, but are anticipated to begin in the near future, or are in process and have not been completed. We only recognize a study or project in backlog after we have received written evidence of a customer’s intention to proceed. We do not recognize verbal orders. Cancelled studies or projects are removed from backlog.

We believe our aggregate backlog as of any date is not necessarily an indicator of our future results for a variety of reasons. First, studies vary in duration (i.e., some studies that are included in 2005 backlog may be completed in 2006, while others may be completed in later years). Second, the scope of studies may change, which may either increase or decrease their value. Third, studies included in backlog may be subject to bonus or penalty payments. Fourth, studies may be terminated or delayed at any time by the client or regulatory authorities. Terminations or delays can result from a number of reasons. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study has been made. We cannot provide any assurance that we will be able to realize all or most of the net revenues included in backlog or estimate the portion to be filled in the current year.

Competition

Our strategy is to be a leader in each of the markets in which we participate. We compete in the marketplace on the basis of quality, reputation, responsiveness, timeliness and availability, supported by our international presence with strategically located facilities.

The competitive landscape for our three business segments varies. For RMS, our main competitors include three smaller competitors in North America, several smaller competitors in Europe, and two smaller competitors in Japan. Of our main U.S. competitors, two are privately held businesses and the third is a government funded, not-for-profit institution. We believe that none of our competitors in RMS has our comparable global reach, financial strength, breadth of product and services offerings and pharmaceutical and biotechnology industry relationships.

We believe we are one of the two largest providers of preclinical services in the world, based on net service revenue. Our commercial competitors for preclinical services are both publicly-held and privately-owned companies. The clinical development services market is highly fragmented, with participants ranging from hundreds of small, limited-service providers to a few full service drug development services organizations with global operations. Our clinical services business competitors include a number of publicly traded and privately owned companies. In addition, both our preclinical and clinical businesses compete with in-house departments of pharmaceutical companies and universities and teaching hospitals.

Regulatory Matters

As our business operates in a number of distinct operating segments and in a variety of locations worldwide, we are subject to numerous, and sometimes overlapping, regulatory environments, as described below.

The Animal Welfare Act (AWA) governs the care and use of certain species of animals used for research. The United States Congress has passed legislation which permanently excludes rats, mice and chickens used for research from regulation under the AWA. As a result, most of our United States small animal research model activities and our vaccine support services operations are not subject to regulation under the AWA. For regulated species, the AWA and attendant Animal Care regulations require producers and users of regulated species to provide veterinary care and to utilize specific husbandry practices such as, cage size, shipping conditions, sanitation and environmental enrichment methods to assure the welfare of these animals. We comply with licensing and registration requirement standards set by the United States Department of Agriculture (USDA) for the care and use of regulated species. Our animal production facilities in the U.S. are accredited by The Association for Assessment and Accreditation of Laboratory Animal Care International (AAALAC), a private, nonprofit, international organization that promotes the humane treatment of animals in science through voluntary accreditation and assessment programs. Portions of our preclinical business are also generally regulated by the USDA.

Our import and export of animals in support of several of our business units as well as our operations in foreign countries are subject to a variety of national, regional, and local laws and regulations, which establish the standards for the humane treatment, care and handling of animals by dealers and research facilities. We maintain the necessary certificates, licenses, detailed standard operating procedures and other documentation required to comply with applicable regulations for the humane treatment of the animals in our custody at our locations.

Our preclinical services business conducts nonclinical laboratory safety studies intended to support the  registration or licensing of our clients’ products throughout the world. The conduct of these studies must comply with national statutory or regulatory requirements for Good Laboratory Practice (GLP). GLP regulations describe a quality system concerned with the organizational process and the conditions under which nonclinical laboratory studies are planned, performed, monitored, recorded, archived and reported. GLP compliance is required by such regulatory agencies as the FDA, United States Environmental Protection Agency, European Agency for the Evaluation of Medicinal Products, Department of Health (DOH) in the United Kingdom, Health Canada, and the Japanese Ministry of Health and Welfare. GLP requirements are significantly harmonized throughout the world and our laboratories are capable of conducting studies in compliance with all appropriate requirements. To assure our compliance obligations, we have established quality assurance units (QAU) in each of our nonclinical laboratories. The QAUs operate independently from those individuals that direct and conduct studies and monitor each study to assure management that the facilities, equipment, personnel, methods, practices, records, and controls are in compliance with GLP. Our laboratory managers use the results of QAU monitoring as  part of a continuous process improvement program to assure our nonclinical studies meet client and regulatory expectations for quality and integrity.

Our clinical services business  conducts human clinical trials and provides services in support of our clients’ registration or licensing applications. Human clinical trials are conducted in a progressive fashion beginning with Phase I to IV trials. Phase I studies are the initial human clinical trials and are conducted with a small number of subjects under highly controlled conditions. Phase II and III trials are conducted with an increasing number of subjects and under actual clinical conditions, e.g., patients with the condition to be treated. Phase IV clinical trials are conducted after product approval with a large number of subjects under actual clinical conditions.  These clinical trials and services are performed in accordance with the International Conference on Harmonization Good Clinical Practice Guidelines and in compliance with regulations governing the conduct of clinical investigations and the protection of human clinical trial subjects. In the United States, these trials and services must comply with FDA regulations and in Europe our clinical trials and services must comply with the clinical trials directive of the European Union. Neither FDA regulations nor the clinical trials directive requires a quality assurance program; however, our Phase I facility has an established quality assurance unit that monitors the conduct and reporting of Phase I trials to assure management that these trials are conducted in compliance with appropriate regulatory requirements. We also provide quality assurance oversight of our contracted clinical service activities and offer quality assurance inspections and audits as a contract service in Phase II through IV clinical trials.

Our manufacturing business produces endotoxin test kits and reagents and vaccine support products. Additionally, the analytical divisions of several of our nonclinical laboratories conduct stability and potency testing in support of our clients’ manufacturing programs. These activities are subject to regulation by the FDA and DOH under their respective Good Manufacturing Practice regulations or the FDA’s Quality Systems Regulation (manufacturing of medical devices). We are required to register with the FDA as a device manufacturer and are subject to inspection on a routine basis for compliance with these regulations. These regulations require that we manufacture our products and maintain records of the manufacturing, testing and control activities.

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

To ensure that all business sectors comply with applicable statutory and regulatory requirements and satisfy our client expectations for quality, we have established a corporate regulatory affairs and compliance organization that oversees our corporate quality system and all quality assurance functions within the company. This organization reports to our Corporate Vice President for Regulatory Affairs and Compliance.

Corporate Governance

We are committed to operating our business with integrity and accountability. We strive to meet or exceed  all of the corporate governance standards established by the New York Stock Exchange, the Securities and Exchange Commission, and the Federal government as implemented by the Sarbanes-Oxley Act of 2002.  Seven of  the eight members of our Board of Directors are independent and have no significant financial, business or personal ties to the Company or management and all of our Board committees are composed of independent directors. The Board adheres to Corporate Governance Guidelines and a Code of Business Conduct and Ethics which has been communicated to employees and posted on our website. We have always been diligent in complying with established accounting principles and are committed to providing financial information that is transparent, timely and accurate. We have established a process through which employees, either directly or anonymously, can notify management (and the Audit Committee of the Board of Directors) of alleged accounting and auditing concerns or violations including fraud. Our  internal Disclosure Committee meets regularly and operates pursuant to formal disclosure procedures and guidelines which  help to ensure that our public disclosures are accurate and timely. Copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics are available on our website at www.criver.com under the “Investors Relations—Corporate Governance” caption.

Item 1A.                Risk Factors

Risks Related to Our Business and Industry

Set forth below and elsewhere in this Form 10-K and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-K.

The outsourcing trend in the preclinical and clinical stages of drug discovery and development may decrease, which could slow our growth.

Over the past several years, some areas of our businesses have grown significantly as a result of the increase in pharmaceutical and biotechnology companies outsourcing their preclinical and clinical research support activities. We believe that due to the significant investment in facilities and personnel required to support drug development, pharmaceutical and biotechnology companies look to outsource some or all of those services. By doing so, they can focus their resources on their core competency of drug discovery, while obtaining the outsourced services from a full-service provider like Charles River. While industry analysts expect the outsourcing trend to continue for the next several years, a decrease in preclinical and/or clinical outsourcing activity could result in a diminished growth rate in the sales of one or more of our expected higher-growth areas and adversely affect our financial condition and results of operations. Furthermore, our customer contracts are generally terminable on little or no notice. Termination of a large contract or multiple contracts could adversely affect our sales and profitability.

Our operations and financial results could be significantly affected by the above-mentioned risks.

A reduction in research and development budgets at pharmaceutical and biotechnology companies may adversely affect our business.

Our customers include researchers at pharmaceutical and biotechnology companies. Our ability to continue to grow and win new business is dependent in large part upon the ability and willingness of the pharmaceutical and biotechnology industries to continue to spend on research and development and to outsource the products and services we provide. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities and institutional budgetary policies. Our business could be adversely affected by any significant decrease in life sciences research and development expenditures by pharmaceutical and biotechnology companies, as well as by academic institutions, government laboratories or private foundations. Similarly, economic factors and industry trends that affect our clients in these industries also affect our business.

A reduction or delay in government funding of research and development may adversely affect our business.

A portion of net sales in our RMS segment is derived from customers at academic institutions and research laboratories whose funding is partially dependent on both the level and timing of funding from government sources, such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies. Although the level of government research funding has increased during the past several years the size of budgetary increases has recently declined. Government funding of research and development is subject to the political process, which is inherently unpredictable. Our sales may be adversely affected if our customers delay purchases as a result of uncertainties surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. A reduction in government funding for the NIH or other government research agencies could adversely affect our business and our financial results.

Changes in government regulation or in practices relating to the pharmaceutical or biotechnological industries, including potential health care reform could decrease the need for the services we provide.

Governmental agencies throughout the world, but particularly in the United States, strictly regulate the drug development process. Our business involves helping pharmaceutical and biotechnology companies, among others, navigate the regulatory drug approval process. Changes in regulations, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that we have difficulty satisfying or that make our services less competitive, could eliminate or substantially reduce the demand for our services.

In recent years the United States Congress and state legislatures have considered various types of health care reform in order to control growing health care costs. We are unable to predict what legislative proposals will be adopted in the future, if any. Similar reform movements have occurred in Europe and Asia.

Implementation of health care reform legislation that contains costs could limit the profits that can be made from the development of new drugs. This could adversely affect research and development expenditures by pharmaceutical and biotechnology companies, which could in turn decrease the business opportunities available to us both in the united States and abroad. In addition, new laws or regulations may create a risk of liability, increase our costs or limit our service offerings.

Our standard customer agreements contain liberal termination and service reduction provisions, which may result in less contract revenue than we anticipate.

Generally, our agreements with our customers provide that the customers can terminate the agreements or reduce the scope of services under the agreements with little or no notice. Customers may elect to terminate their agreements with us for various reasons, including: the products being tested fails to satisfy safety requirements; unexpected or undesired study results; production problems resulting in shortages of the drug being tested; the customer’s decision to forego or terminate a particular study; or the loss of funding for the particular research study. If a customer terminates a contract with us, we are entitled under the terms of the contract to receive revenue earned to date as well as certain other costs and, in some cases, penalties. Cancellation of a large contract or proximate cancellation of multiple contracts could materially adversely affect the Preclinical or Clinical segments’  business and, therefore, may adversely affect our operating results.

Contaminations in our animal populations can damage our inventory, harm our reputation for contaminant-free production and result in decreased sales.

Our research models and fertile chicken eggs must be free of certain adventious, infectious agents such as certain viruses and bacteria because the presence of these contaminants can distort or compromise the quality of research results and could adversely impact human or animal health. The presence of these infectious agents in our animal production facilities and certain service operations could disrupt our contaminant-free research model and fertile egg production as well as our animal services businesses including transgenic services, harm our reputation for contaminant-free production and result in decreased sales.

Contaminations typically require cleaning up, renovating, disinfecting and restarting production in the contaminated barrier room or poultry house. This clean-up results in inventory loss, clean-up and start-up costs, and reduced sales as a result of lost customer orders and credits for prior shipments. In addition, contaminations expose us to risks that customers will request compensation for damages in excess of our contractual indemnification requirements. These contaminations are unanticipated and difficult to predict and could adversely impact our financial results. We have made significant capital expenditures designed to strengthen our biosecurity and have significantly improved our operating procedures to protect against such contaminations, however, contaminations may still occur.

Our business is subject to risks relating to operating internationally.

A significant part of our net sales is derived from operations outside the United States. Our international revenues, which include revenues from our non-U.S. subsidiaries, represented  48.5% of our total net sales in 2005, 36.3% of our total net sales in 2004, and 30.8% in 2003. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. There are a number of risks associated with our international business, including:

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

•       difficulties and costs associated with staffing and managing foreign operations, including risks of violations of local laws or the U.S. Foreign Corrupt Practices Act by employees oversees;

•       unexpected changes in regulatory requirements;

•       the difficulties of compliance with a wide variety of foreign laws and regulations;

•       unfavorable labor regulations, including specifically those applicable to our European operations;

•       longer accounts receivable cycles in certain foreign countries; and

•       import and export licensing requirements.

Negative attention from special interest groups may impair our business.

The products and services which we provide our customers are essential  to the drug discovery and development process, and are almost universally mandated by law. Notwithstanding, certain special interests groups categorically object to the use of animals for valid research purposes. Historically, our core research model activities with rats, mice and other rodents have not been the subject of animal rights media attention. However, research activities with animals have been the subject of adverse attention, impacting our industry. This has included occasional, but infrequent, on-site demonstrations at facilities operated by us. Any negative attention or threats directed against our animal research activities in the future could impair our ability to operate our business efficiently. In addition, if regulatory authorities were to mandate a significant reduction in safety testing procedures which utilize laboratory animals (as has been advocated by certain groups), our business could be materially adversely effected.

Several of our product and service offerings are dependent on a limited source of supply, which if interrupted could adversely affect our business.

We depend on a limited international source of supply of large animal models required in our product and service offerings. Disruptions to their continued supply may arise from colony fertility and health problems, export or import restrictions or embargoes, foreign government or economic instability, severe weather conditions, disruptions to the air travel system or contract disputes or disruptions. Any disruption of supply could harm our business if we cannot remove the disruption or are unable to secure an alternative or secondary supply source on comparable commercial terms.

We may be unable to build out our facilities as anticipated.

To take advantage of our customers’ continued growing demand for drug discovery and development services, including increased strategic focus on outsourcing services and programs, we are engaged in a substantial capacity expansion program, with approximately $175-$200 million allocated for capital expenditures for 2006. Included in this build-out are two U.S. Preclinical Services facilities—one in Massachusetts scheduled to be online by the end of 2006 and one in Nevada scheduled for 2007—and an expansion of our RMS California capabilities scheduled to partially open in the fourth quarter of 2006. We cannot assure you that any or all of these facilities will be constructed on the anticipated timetable or on budget. Any material delay in bringing these facilities on-line, or substantial increase in costs to complete these facilities, could materially and adversely affect us.

Any failure by us to comply with existing regulations could harm our reputation and operating results.

Any failure on our part to comply with existing regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. This could harm our reputation, our prospects for future work and our operating results. For example, if we were to fail to verify that informed consent is obtained from patient participants in connection with a particular Phase I clinical trial, the data collected from that trial could be disqualified and we might be required to redo the trial at no further cost to our customer, but at substantial cost to us. Furthermore, the issuance of a notice from the FDA based on a finding of a material violation by us of good clinical practice, good laboratory practice or good manufacturing practice requirements could materially and adversely affect us.

The drug discovery and development services industry is highly competitive.

The drug discovery and development services industry is highly competitive. We often compete for business not only with other drug discovery and development companies, but also with internal discovery and development departments within our clients, who are often large pharmaceutical and biotechnology companies with greater resources than ours. We also compete with universities and teaching hospitals. If we do not compete successfully, our business will suffer. Increased competition might lead to price and other forms of competition that might adversely affect our operating results. As a result of competitive pressures, the drug discovery and development services industry has been consolidating. This trend is likely to produce more competition among the larger companies for both clients and acquisition candidates. In addition, for some of our business segments, there are few barriers to entry for smaller specialized companies considering entering the industry. Because of their size and focus, these companies might compete effectively against larger companies such as us, which could have a material adverse impact on our business.

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

We have substantial operations in the United Kingdom and Canada which currently benefit from favorable corporate tax arrangements. We receive substantial tax credits in Canada from both the Canadian federal and Quebec governments and it benefits from tax credits and accelerated tax depreciation allowances in the United Kingdom. Any reduction in the availability or amount of these tax credits or allowances would be likely to have a material adverse effect on profits and cash flow from either or both of our Canadian and United Kingdom operations, and on our effective tax rate.

Impairment of goodwill arising from the acquisition of Inveresk may adversely impact future results of operations.

We accounted for our acquisition of Inveresk as a purchase under accounting principles generally accepted in the United States. Under the purchase method of accounting, the assets and liabilities of Inveresk, including identifiable intangible assets, have been recorded at their respective fair values as of the date the acquisition was completed. The excess of the purchase price over the fair value of acquired net assets and liabilities was recorded as goodwill. As a result of the combination, we have recorded $1.3 billion of additional goodwill and $0.2 billion of other intangible assets, which are material to us. The goodwill will not be amortized, but will be reviewed for impairment by us at least annually. If the future growth and operating results of the acquired businesses are not as strong as anticipated, goodwill may be impaired. To the extent goodwill is impaired, its carrying value will be written down to its implied fair value and a charge will be made to our earnings. Such an impairment charge could materially and adversely affect our operating results and financial condition.

Our exposure to exchange rate fluctuations could adversely affect our results of operations.

We derive a significant portion of our revenue from operations outside of the United States, primarily from our operations in Canada and the United Kingdom, where significant amounts of revenues and expenses are recorded in local (non-U.S.) currency. Our financial statements are presented in U.S. dollars. Accordingly, changes in currency exchange rates, particularly between the pound sterling, the Canadian dollar, the European Euro and the U.S. dollar, will cause fluctuations in our reported financial results, which could be material. In addition, our contracts with foreign customers are frequently denominated in currencies other than the currency in which we incur expenses related to those contracts. This is particularly the case with respect to the Canadian operations we acquired from Inveresk, where contracts generally provide for invoicing clients in U.S. dollars but its expenses are generally incurred in Canadian dollars. Where expenses are incurred in currencies other than those in which contracts are priced, fluctuations in the relative value of those currencies could have a material adverse effect on our results of operations.

Contract research services create a risk of liability.

In contracting to work on drug development trials, as a contract research organization we face a range of potential liabilities, for example:

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

We mitigate these risks to the best of our abilities through our regiment of animal testing, quarantine, and veterinary staff vigilance, through which we seek to control the exposure of animal related disease or infections. Nonetheless, it is impossible to completely eradicate such risks.

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

Contractual indemnifications generally do not protect us against liability arising from certain of our own actions, such as negligence or misconduct. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim which is not covered by a contractual indemnification provision or in the event that a party who must indemnify us does not fulfill its indemnification obligations or which is beyond the level of our insurance coverage. Furthermore, there can be no assurance that we will be able to maintain such insurance coverage on terms acceptable to us.

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

For many years, groups within the scientific and research communities have attempted to develop models, methods and systems that would replace or supplement the use of living animals as test subjects in biomedical research. Companies have developed several techniques that have scientific merit. It is our strategy to participate in some fashion with any non-animal test method as it becomes validated as a research model alternative or adjunct in our markets. However, we may not be successful in commercializing these methods if developed, and sales or profits from these methods may not offset reduced sales or profits from research models. Alternative research methods could decrease the need for research models, and we may not be able to develop new products effectively or in a timely manner to replace any lost sales.

If we are not successful in selecting and integrating the businesses and technologies we acquire, our business may suffer.

During the past five years, we have expanded our business through several acquisitions. We plan to continue acquire businesses and technologies and form alliances. However, businesses and technologies may not be available on terms and conditions we find acceptable. We risk spending time and money investigating and negotiating with potential acquisition or alliance partners, but not completing the transaction. Even if completed, acquisitions and alliances involve numerous risks which may include:

•       difficulties and expenses incurred in assimilating operations, services, products or technologies;

•       difficulties in developing and operating new businesses, including diversion of management’s attention from other business concerns;

•       potential losses resulting from undiscovered liabilities of acquired companies are not covered by the indemnification we may obtain from the seller;

•       risks of not being able to overcome differences in foreign business practices, language and other cultural barriers in connection with the acquisition of foreign companies;

•       the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies; and

•       difficulties in achieving business and financial success.

In the event that an acquired business or technology or an alliance does not meet expectations, our results of operations may be adversely affected.

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which would harm our business.

Our success depends to a significant extent on the continued services of our senior management and other members of management. James C. Foster, our Chief Executive Officer since 1992 and Chairman since 2000, has held various positions with us for 29 years. We have no employment agreement with Mr. Foster or other members of our management. If Mr. Foster or other members of management do not continue in their present positions, our business may suffer.

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

Item 1B.               Unresolved Staff Comments

There are no unresolved comments to be reported in response to Item 1B.

Item 2.                        Properties

We own and lease our facilities. We own large facilities (over 50,000 square feet) for our Preclinical Services businesses in the United States, Canada, Scotland and Ireland, and lease large facilities in the United States and Canada. We are in the process of bringing two U.S. Preclinical Service facilities online—one in Massachusetts by end of 2006 and one in Nevada in 2007. We own large RMS facilities in the United Kingdom, France, Germany, Japan, Mexico, and the United States. Presently, we are expanding our California capabilities through a build-out scheduled to partially open in the fourth quarter of 2006. We lease all our Clinical Services facilities, including large facilities in the United States. None of our leases are individually material to our business operations and many have an option to renew. We believe that we will be able to successfully renew expiring leases on terms satisfactory to us. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed. For additional information see Note 7 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

Item 3.                        Legal Proceedings

We are not a party to any material legal proceedings, other than ordinary routine litigation incidental to our business that is not material to our business or financial condition.

Item 4.                        Submission of Matters to a Vote of Security Holders

Not applicable.

Supplementary Item. Executive Officers of the Registrant pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Below are the names, ages and principal occupations for the last five years of each our current executive officers. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Joanne P. Acford, age 50, joined us in 2004 as Corporate Senior Vice President, General Counsel and Corporate Secretary. Prior to joining us, Ms. Acford held a number of positions over 20 years at John Hancock Financial Services, Inc., most recently as Senior Vice President and Deputy General Counsel. Previously, Ms. Acford was an associate in the Corporate Department at Hale and Dorr.

Thomas F. Ackerman, age 51, joined us in 1988 with over eleven years of combined public accounting and international finance experience. He was named Controller, North America in 1992 and became our Vice President and Chief Financial Officer in 1996. In 1999, he was named a Senior Vice President and in 2005 he was named a Corporate Executive Vice President. He is currently responsible for overseeing our Accounting and Finance Department and several other corporate staff departments. Prior to joining us, Mr. Ackerman was an accountant at Arthur Andersen & Co.

Brian Bathgate, age 46, joined us in 2004 with the acquisition of Inveresk. He is a Corporate Vice President and President, European Preclinical. He served as President of Inveresk’s Preclinical Europe operations since April 2001. Dr. Bathgate served as General Manager of Inveresk Research International Limited from 1996 until April 2001, responsible for all activities relating to the European preclinical business.

David J. Elliott, age 48, joined us in October 2005 as Corporate Vice President, Corporate Controller. Prior to joining us, Mr. Elliott was Corporate Controller for Cabot Corporation. Prior to Cabot, he had over twenty years diverse, financial experience with large, multinational companies in the chemical industry. He is responsible for the corporate accounting and purchasing functions and oversees all accounting and control activities globally.

John C. Ho, age 46, joined us in January 2006 as Corporate Senior Vice President, Corporate Strategy. Dr. Ho has over 16 years experience serving pharmaceutical, biotech, medical device and provider organizations in a variety of capacities including corporate and M&A strategy formulation, product commercialization, investment decision-making, process reengineering and organizational redesign. Prior to joining us, Dr. Ho was a partner in Accenture’s Health and Life Sciences Practice, where he led the Preclinical Development and the Medical Device Practices, and before that he was a member of the Life Science Industry Group of Pittiglio Rabin Todd & McGrath.

James C. Foster, age 55, joined us in 1976 as General Counsel. Over the past 29 years, Mr. Foster has held various staff and managerial positions, and was named our President in 1991, Chief Executive Officer in 1992 and our Chairman in 2000.

Jörg M. Geller, age 51, joined us in 1986 as a production manager in our animal production facility in Germany and has had various management positions since then. In 1994, Mr. Geller became Vice President, Charles River Europe, responsible for our activities in Germany and Northern and Eastern Europe. In 1997, Mr. Geller assumed responsibility for our avian production unit (SPAFAS) and in 2003 was named a Corporate Vice President.

Nancy A. Gillett, age 50, joined us in 1999 with the acquisition of Sierra Biomedical. Dr. Gillett has 21 years of experience as an ACVP board certified pathologist and scientific manager. In 1999, she became Senior Vice President and General Manager of our Sierra Biomedical division, and subsequently held a variety of managerial positions, including President and General Manager of Sierra Biomedical and Corporate Vice President and General Manager of Drug Discovery and Development (the predecessor to our Preclinical Services business segment). In 2004, Dr. Gillett became Corporate Senior Vice President and President, Global Preclinical Services.

David P. Johst, age 44, joined us in 1991 as Corporate Counsel and was named Vice President, Human Resources in 1995. He became Vice President, Human Resources and Administration in 1996, a Senior Vice President in 1999, and a Corporate Executive Vice President in 2005. He currently serves as the Company’s Chief Administrative Officer and is responsible for overseeing our Human Resources department, our Consulting and Staffing Services business unit and several other corporate staff departments. Prior to joining the Company, Mr. Johst was an attorney in the Corporate Department at Hale and Dorr.

Real H. Renaud, age 58, joined us in 1964 and has over 40 years of research models production and related management experience. In 1986, Mr. Renaud became Vice President of Production, with responsibility for overseeing the Company’s North American small animal operations, and was named Vice President, Worldwide Production in 1990. Mr. Renaud became Vice President and General Manager, European and North American Animal Operations in 1996, following a two-year European assignment during which he provided direct oversight to our European operations. In 1999, he became a Senior Vice President and in 2003, Mr. Renaud became Executive Vice President and General Manager, Global Research Models and Services.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities

Our common stock began trading on the New York Stock Exchange on June 23, 2000 under the symbol “CRL.” The following table sets forth for the periods indicated below the high and low sales prices for our common stock.

2006	High	Low
First quarter (through March 1, 2006)	$49.53	$41.99

2005	High	Low
First quarter	$51.64	$43.99
Second quarter	49.52	45.16
Third quarter	53.09	42.80
Fourth quarter	46.00	40.50

2004	High	Low
First quarter	$45.15	$33.56
Second quarter	47.60	41.79
Third quarter	48.97	41.57
Fourth quarter	49.05	44.31

There were no equity securities that were not registered under the Securities Act of 1933, as amended, sold by the Company during the fiscal year ended December 31, 2005.

Shareholders

As of March 1, 2006, there were approximately 465 registered shareholders of the outstanding shares of common stock.

Dividends

We have not declared or paid any cash dividends on shares of our common stock in the past two years and we do not intend to pay cash dividends in the foreseeable future. We currently intend to retain any earnings to finance future operations and expansion. Some of the restrictive covenants contained in our revolving credit agreement and term loan agreements limit our ability to pay dividends.

Issuer Purchases of Equity Securities

The following table provides information relating to the Company’s purchases of shares of its common stock during 2005.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 27, 2005–August 20, 2005	—	$—	—	$100,000,000
August 21, 2005–September 24, 2005	66,175	$47.04	56,000	$97,397,210
September 25, 2005–October 22, 2005	100,000	$43.25	100,000	$93,069,483
October 23, 2005–November 19, 2005	100,000	$43.45	100,000	$88,721,984
November 20, 2005–December 31, 2005	140,000	$44.31	140,000	$82,514,855

On July 27, 2005, the Board of Directors authorized a share repurchase program to acquire up to $50.0 million of common stock. In order to facilitate these share repurchases, the Company has entered into a Rule 10b5-1 Purchase Plan. During the three months ended December 31, 2005, the Company repurchased 340,000 shares of common stock for approximately $14.9 million. The timing and amount of any future repurchases will depend on market conditions and corporate considerations. On October 26, 2005, the Board of Directors authorized increasing the share repurchase program by $50.0 million to a total of $100.0 million.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of December 31, 2005, the number of options issued under the Company’s stock option plans and the number of options available for future issuance under these plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders:
Charles River 2000 Incentive Plan	4,512,446	38.79	3,484,554
Charles River 1999 Management Incentive Plan	394,772	9.79	4,317
Charles River 2000 Directors Stock Plan	26,000	31.99	10,000
Inveresk 2002 Stock Option Plan	621,122	27.07	—
Inveresk 2002 Non-Employee Directors Stock Option Plan	—	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	5,554,340	35.39	3,498,871

Item 6.                        Selected Consolidated Financial Data

The following table presents our selected consolidated financial data and other data as of and for the fiscal years ended December 31, 2005, December 25, 2004, December 27, 2003, December 28, 2002 and December 29, 2001. The Statement of Income Data and Other Data for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003, and the Balance Sheet Data at December 31, 2005 and December 25, 2004 have been derived from the audited consolidated financial statements for such years, included elsewhere in this Form 10-K. The Statement of Income Data and Other Data for the fiscal years ended December 28, 2002 and December 29, 2001 and the Balance Sheet Data at December 27, 2003,  December 28, 2002 and December 29, 2001 have been derived from the audited consolidated financial statements for such years not included in this Form 10-K. You should read the selected consolidated financial data contained in this table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes.

	Fiscal Year(1)
	2005	2004	2003	2002	2001
	(dollars in thousands)
Statement of Income Data:
Net sales	$1,122,228	$766,917	$613,723	$554,629	$465,630
Cost of products sold and services provided	693,493	468,351	380,058	345,646	298,379
Selling, general and administrative expenses	189,544	121,448	89,489	83,303	68,315
Other operating expenses, net		—	747	—	—
Amortization of goodwill and intangibles	58,172	16,795	4,876	3,414	8,653
Operating income	181,019	160,323	138,553	122,266	90,283
Interest income	3,929	3,285	1,774	2,120	1,493
Interest expense	(24,361)	(11,806)	(8,480)	(11,205)	(22,797)
Loss on debt retirement		—	—	(29,882)	(8,066)
Other, net	(174)	723	783	1,222	500
Income before income taxes, minority interests and earnings from equity investments	160,413	152,525	132,630	84,521	61,413
Provision for income taxes	16,576	61,156	51,063	31,921	24,272
Income before minority interests and earnings from equity investments	143,837	91,369	81,567	52,600	37,141
Minority interests	(1,838)	(1,577)	(1,416)	(2,784)	(2,206)
Earnings from equity investments	—	—	—	316	472
Net income	141,999	$89,792	$80,151	$50,132	$35,407
Earnings per common share:
Basic	$2.04	$1.81	$1.76	$1.12	$0.86
Diluted	$1.96	$1.68	$1.64	$1.06	$0.80
Other Data:
Depreciation and amortization	$102,455	$46,309	$29,564	$23,986	$27,175
Capital expenditures	95,550	45,336	32,704	37,543	36,406
Balance Sheet Data (at end of period):
Cash and cash equivalents	$114,821	$207,566	$182,331	$122,509	$58,271
Working capital	107,910	161,191	256,537	164,723	111,622
Goodwill, net	1,417,666	1,422,586	105,308	96,532	52,087
Total assets	2,538,209	2,626,835	799,554	701,344	571,362
Total debt	296,662	686,845	186,002	195,818	156,800
Total shareholders’ equity	1,827,013	1,472,505	464,623	357,376	289,510

(1)          Our fiscal year consists of 12 months ending on the last Saturday on, or prior to, December 31.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global provider of solutions that advance the drug discovery and development process. These solutions include research models and outsourced preclinical and clinical services, and are designed to enable our clients to bring drugs to market faster and more efficiently. Our products and services are organized into three categories spanning every step of the drug development pipeline: Research Models and Services, Preclinical Services, and Clinical Services. We have been in business for more than 58 years, and our customer base includes all of the major pharmaceutical companies and many biotechnology companies, government agencies, leading hospitals and academic institutions.

Our significant sales growth during 2005 was primarily due to the acquisition of Inveresk at the end of 2004, as well as organic growth in all segments. Our overall results of operations were further enhanced by the completion of the integration of Inveresk: unifying our products and services under our strong brand name, the harmonizing of best practices derived from the combination, and our achievement of our cost savings goal. The businesses that we acquired in the Inveresk acquisition- primarily our Preclinical Services and Clinical Services segments—traditionally experience margins less robust than in our historical RMS segment, and the overall impact on our total margins were clearly reflected for the first time in fiscal 2005. Future drivers for our products and services as a whole are primarily expected to emerge from our customers’ continued growing demand for drug discovery and development services, including increased strategic focus on outsourcing should drive future sales for our products and services. To take advantage of these long term opportunities, we are engaged in a substantial capacity expansion program, with approximately $175–$200 million allocated for these capital expenditures. In addition to internally-generated organic growth, our business strategy includes strategic “bolt-on” acquisitions that complement our business and increase the rate of our growth.

Our total net sales in 2005 were $1.12 billion, an increase of 46.3% over the prior year due primarily to the acquisition of Inveresk, as well as organic growth in all segments. Pro forma sales growth was 10.2% which included a 0.2% negative impact of foreign currency translation. Our gross margin decreased to 38.2% of net sales, compared to 38.9% of net sales for the prior years’ period, due to the greater proportion of Preclinical and Clinical services in the sales mix as well as a decline in the Research Models and Services gross margin rate. Operating income for the year was $181.0 million compared to $160.3 million for 2004. The operating margin for 2005 was 16.1% compared to 20.9% for the prior year. Our 2005 operating margin rate was unfavorably impacted by $72.7 million (6.5%) due to amortization of intangibles related to the acquisition of Inveresk of $53.9 million, stock-based compensation expense related to the acquisition of Inveresk of $7.8 million, the impairment of the Wisconsin Preclinical Services business of $6.5 million, a charge for the acceleration of certain stock options of $1.6 million, Clinical Services lease impairment of $1.6 million, and $1.3 million in fees related to the repatriation of cash pursuant to the American Jobs Creation Act of 2004 (AJCA).

Net income was $142.0 million in 2005 compared to $89.8 million in 2004. Diluted earnings per share for 2005 were $1.96 compared to $1.68 in 2004. Our increased earnings in 2005 were due to the acquisition of Inveresk, as well as organic growth in all segments. In addition, 2005 results were impacted favorably by the reversal of a deferred tax liability ($28.3 million) and unfavorably impacted by the operating income items of $72.7 million, discussed above, as well as the deferred financing write-off of $2.1 million related to the AJCA cash repatriation.

Our RMS segment, representing 44.8% of net sales in 2005,  includes sales of research models, transgenic services, laboratory services, preconditioning and surgical services, consulting and staffing services, vaccine support and in vitro technology (primarily exdotoxin testing). Net sales for this segment increased 5.6% over the same period in 2004 due to growth in research model, laboratory services and in vitro sales, partially offset by lower transgenic sales. In 2005, the RMS business continued to benefit from the market for a number of our product lines, and particularly in specialty models and in vitro sales, although we were negatively impacted by the continuing slowdown in the Transgenics Services market in the U.S. Overall RMS operating margin remained essentially flat at 31.8% of net sales in 2005, compared to 32.0% of net sales for the prior year. During 2006 we will add new capacity in California to meet our customers’ increased need for models, preconditioning services and value-added model characterization services for their drug discovery and development efforts. Preconditioning services presents an excellent opportunity for future growth, as over the next two years we intend to open at least one new room at each of our breeding facilities to take advantage of our core competency of laboratory animal medicine, which should permit our customers to take advantage of outsourcing efficiencies these capabilities will provide.

Our Preclinical Services segment, representing 43.5% of net sales in 2005, includes products and services required to take a drug or medical device through the development process including discovery support services, toxicology services, interventional pathology services, biopharmaceutical services; and bioanalysis, pharmacokinetics and drug metabolism services. Sales for this segment increased 83.6% over the same period last year which included pro forma sales growth of 17.2% due mainly to the Inveresk acquisition and the continued favorable market conditions this year as demand remained strong, especially for toxicology. Our primary focus during 2005 was in integrating Inveresk’s Preclinical Services business with ours while maintaining operating growth. Fortunately, our Preclinical Services business continued to experience favorable market conditions this year as demand remained strong, especially for toxicology services, although sales growth was negatively impacted by softness in our interventional and surgical services and biopharmaceutical services businesses. In addition, operating margins in Preclinical Services benefited from increased operating efficiencies, although there was a noted decrease in operating margins in the fourth quarter of 2005 primarily attributable to an extra week in the quarter. We expect to see improving levels of customer demand in certain of our development services businesses, particularly large animal, reproductive toxicology and inhalation. We continue to focus on meeting the growing demand for our preclinical services and increased outsourcing trends through our expansion program. During 2005 we opened new capacity in Montreal, Canada and purchased an additional facility in Massachusetts which we expect will be outfitted and online in late 2006 and in the first quarter of 2007. In addition, in 2006, we plan to bring on new capacity in Edinburgh, Scotland as well as purchase a new West Coast preclinical facility which we expect will be online in 2007.

Our Clinical Services segment, which represented 11.6% of net sales in 2005, was created as a result of the acquisition of Inveresk’s clinical service business. This business segment conducts Phase I clinical trials and provides Phase II-IV clinical trials management services which include testing, medical data sciences services and regulatory support. Our Clinical services business benefits from our focus on key therapeutic areas including oncology, ophthalmology, cardiovascular, respiratory, and infectious diseases. We believe that our Clinical Services segment can succeed best though this targeted focus—offering technical depth in a limited number of specialties—and an emphasis on margin improvement. In 2005, we observed a lengthening of time to convert verbal awards to signed contracts, which negatively impacted sales growth throughout the industry, but particularly in the U.S. In 2005, we enhanced our medical data services capabilities through technological investments which are intended to enhance our service offerings. Overall, in 2006, we are focusing on Clinical Services margin expansion and should benefit towards this goal from our fourth quarter 2005 personnel and facilities reductions.

The following tables show the net sales and the percentage contribution of each of our reportable segments for the past three years. They also show cost of products sold and services provided, selling, general and administrative expenses, amortization of goodwill and intangibles and operating income by segment and as percentages of their respective segment net sales.

	Fiscal Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
	(dollars in millions)
Net sales:
Research models and services	$503.2	$476.7	$428.2
Preclinical services	488.5	266.0	185.5
Clinical services	130.5	24.3	—
Cost of products sold and services provided:
Research models and services	$287.5	$269.9	$245.9
Preclinical services	318.9	179.7	134.2
Clinical services	87.1	18.7	—
Selling, general and administrative expenses:
Research models and services	$55.6	$54.1	$45.0
Preclinical services	65.3	38.5	29.7
Clinical services	25.3	2.3	—
Unallocated corporate overhead	43.3	26.6	15.5
Amortization of other intangibles:
Research models and services	$0.3	$0.2	$0.8
Preclinical services	45.8	14.1	4.1
Clinical services	12.1	2.5	—
Operating income:
Research models and services	$159.8	$152.6	$136.5
Preclinical services	58.6	33.6	17.5
Clinical services	6.0	0.7	—
Unallocated corporate overhead	(43.3)	(26.6)	(15.5)

	Fiscal Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
	(as a percent of net sales)
Net sales:
Research models and services	44.8%	62.2%	69.8%
Preclinical services	43.5%	34.7%	30.2%
Clinical services	11.6%	3.2%	—
Cost of products sold and services provided:
Research models and services	57.1%	56.6%	57.4%
Preclinical services	65.3%	67.6%	72.3%
Clinical services	66.7%	77.2%	—
Selling, general and administrative expenses:
Research models and services	11.1%	11.3%	10.5%
Preclinical services	13.4%	14.5%	16.0%
Clinical services	19.4%	9.5%	—
Unallocated corporate overhead	3.9%	3.5%	2.5%
Amortization of other intangibles:
Research models and services	0.1%	0.0%	0.2%
Preclinical services	9.4%	5.3%	2.2%
Clinical services	9.3%	10.3%	—
Operating income:
Research models and services	31.8%	32.0%	31.9%
Preclinical services	12.0%	12.6%	9.4%
Clinical services	4.6%	3.0%	—
Unallocated corporate overhead	(3.9)%	(3.5)%	(2.5)%

In our consolidated statements of income, we provide a breakdown of net sales and cost of sales between net products and services. Such information is reported irrespective of the business segment from which the sales were generated.

Results of Operations

The following table summarizes historical results of operations as a percentage of net sales for the periods shown:

	Fiscal Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Net sales	100.0%	100.0%	100.0%
Cost of products sold and services provided	61.8%	61.1%	61.9%
Selling, general and administrative expenses	16.9%	15.8%	14.6%
Amortization of other intangibles	5.2%	2.2%	0.8%
Operating Income	16.1%	20.9%	22.6%
Interest income	0.4%	0.4%	0.3%
Interest expense	2.2%	1.5%	1.4%
Loss on debt retirement	—%	—%	—
Provision for income taxes	1.5%	8.0%	8.3%
Minority interests	0.2%	0.2%	0.2%
Earnings from equity investments	—%	—	—
Net income	12.7%	11.7%	13.1%

Critical Accounting Policies and Estimates

The preparation of these financial statements requires management to use judgment when making assumptions that are involved in preparing estimates that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions. Some of those estimates can be complex and require management to make estimates about the future and actual results could differ from those estimates. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For any given estimate or assumption made by management, there may also be other estimates or assumptions that are reasonable.

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the consolidated financial statements of Charles River Laboratories International, Inc. which have been prepared in accordance with accounting principles generally accepted in the United States. Management believes the following critical accounting policies are most affected by significant judgments and estimates used in the preparation of our consolidated financial statements. The following summary should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K. We believe the following critical accounting policies and estimates affected our more significant judgments and estimates than usual in the preparation of our consolidated financial statement:

•       Goodwill and other intangible assets

•       Revenue recognition

•       Pension plan accounting

•       Income taxes and deferred tax assets

Goodwill, Other Intangible Assets.   We have intangible assets, including goodwill and other identifiable finite and indefinite-lived acquired intangibles on our balance sheet due to the acquisition of Inveresk as well other businesses we acquired. The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition require significant management judgments and estimates. These estimates are made based on, among others, input from an accredited independent valuation consultant, reviews of projected future income cash flows and statutory regulations. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our goodwill and other intangible assets, and potentially result in a different impact to our results of operations.

We perform an annual review  of goodwill to determine if an impairment exists. Goodwill is considered impaired if we determine that the carrying value of the reporting unit exceeds its fair value. Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of the net assets of our reporting units. Our evaluation includes management estimates of cash flow projections based on an internal strategic review. Key assumptions, strategies, opportunities and risks from this strategic review along with a market evaluation are the basis for our assessment. Our market capitalization was also compared to the discounted cash flow analysis. We performed annual impairment tests in 2005 and concluded the goodwill and other indefinite-lived intangible asset balances were not impaired. As of December 31, 2005, we had recorded goodwill and other intangibles of $1.6 billion in the consolidated balance sheet. The results of this year’s impairment review is as of a point in time and changes in future business strategy or market conditions could significantly impact the assumptions used in calculating the fair value of these assets in subsequent years.

Revenue Recognition.   We recognize revenue on product and services sales. We record product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Recognition of service revenue is primarily based on the completion of agreed-upon service procedures including rate specified contracts and fixed fee contracts. Revenue of agreed-upon rate contracts is recognized as services are performed, based on rates specified in the contract. Revenue of fixed fee contracts is recognized as services are performed in accordance with procedures specified by the customers in the form of study protocols. The recognition of service revenue requires management judgments primarily relating to the determination of the level of service procedures performed during the period. In some cases, a portion of the contract fee is paid at the time the study is initiated. These advances are deferred and recognized as revenue as services are performed. Conversely, in some cases, revenue is recorded based on the level of service performed in advance of billing the customer. This revenue is recorded as unbilled sales. As of December 31, 2005, we had recorded unbilled revenue of $56.6 million and deferred revenue of $116.3 million in our consolidated balance sheet based on the difference between the estimated level of services performed and the billing arrangements defined by our service contracts.

Pension Plan Accounting.   As of December 31, 2005, we had a pension liability of $52.8 million. The actuarial computations require the use assumptions to estimate the total benefits ultimately payable to employees and allocate this cost to the service periods. The key assumptions include the discount rate, the expected return on plan assets and expected future rate of salary increases. In addition, our actuaries determine the expense or liability of the plan using other assumptions for future experiences such as withdrawal and mortality rate. The key assumptions used to calculate pension costs are determined and reviewed annually by management after consulting with outside investment advisors and actuaries. The assumed discount rate, which is intended to be the actual rate at which benefits could effectively be settled, is adjusted based on the change in the long-term bond yield as of the measurement date. As of December 31, 2005 the weighted average discount rate for our pension plans was 5.28%.

The assumed expected return on plan assets is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants. This includes considering the assets allocation and expected returns likely to be earned over the life of the plan. If the actual return is different from the assumed expected return in plan assets, the difference would be amortized over a period of approximately 15 to 20 years. During 2005, based on our most recent analysis of historical and projected returns, we lowered our expected return on plan assets resulting in a weighted average return of 7.28% from 7.63%. This is expected to increase the annual pension expense by approximately $0.5 million in 2006. The estimated effect of a 1.0% change in the expected rate of return would increase pension expense by $1.4 million.

Income Taxes and Deferred Tax Assets.   As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure and assessing temporary and permanent differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. In certain cases, we must assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position or results of operations.

As of December 31, 2005, we had a valuation allowance of approximately $6.4 million. The valuation allowance is recorded against deferred tax assets for net operating loss carryforwards in jurisdictions where management does not believe it is more likely than not a benefit will be realized. Approximately $5.7 million of the valuation allowance was established against deferred tax assets acquired as part of the Inveresk acquisition and any future recognition of the asset will result in an adjustment to goodwill. We have recognized the balance of the deferred tax asset on the belief that it is more likely than not it will be realized. This belief is based on all available evidence including historical operating results, projections of taxable income, and tax planning strategies.

As of December 31, 2005, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $147.9 million. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. taxes and withholding taxes payable to the various foreign countries. It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

We are a worldwide business and operate in various tax jurisdictions where tax laws and tax rates are subject to change given the political and economic climate in these countries. We report and pay income taxes based upon operational results and applicable law. Our tax provision contemplates tax rates in effect to determine both the current and deferred tax position. Any significant fluctuation in rates or in tax laws could cause our estimate of taxes that we anticipate to change. These changes could result in either increases or decreases in our effective tax rate.

Our tax positions are consistently subject to challenge by taxing authorities around the world. Due to our size and the number of tax jurisdictions within which we conduct our business operations, we are subject to tax audits on a regular basis. As a result, we have tax reserves which are attributable to potential tax obligations around the world. We believe the reserves are necessary to adequately reflect tax obligations which may arise out of current and future audits.

Fiscal 2005 Compared to Fiscal 2004

Net Sales.   Net sales in 2005 were $1,122 million, an increase of $355.3 million, or 46.3%, from $766.9 million in 2004.

Research Models and Services.   In 2005, net sales from our RMS segment were $503.2 million, an increase of $26.5 million, or 5.6%, from $476.7 million in 2004. Favorable foreign currency translation contributed approximately 0.2% to our net sales gain. RMS global prices increased  approximately 3% and unit volume of both models and services  increased approximately 2%. Sales of our research models and services increased, particularly in North America, due to growing market demand for our higher priced specialty units partially offset by a continued slowdown in the transgenic service market. The RMS sales increase was driven by increases in basic research and biotechnology spending which drove greater demand for our products and services.

Preclinical Services.   In 2005, net sales from our Preclinical Services segment were $488.5 million, an increase of $222.5 million, or 83.6%, compared to $266.0 million in 2004. The increase was primarily due to the acquisition of Inveresk in October 2004 and the increased customer demand for toxicology and other preclinical services partially offset by the negative impact of softness in our interventional and surgical services and biopharmaceutical services businesses. Our Preclinical Services business benefited from the growth of the preclinical market reflecting increased drug development efforts and outsourcing trends. Foreign currency unfavorably impacted the sales growth rate by less than 0.4%.

Clinical Services.   In 2005, net sales from our Clinical Services segment were $130.5 million. Sales from our Clinical Services segment in 2004 were $24.3 million. In the fourth quarter of 2004, we entered the clinical services business with the acquisition of Inveresk. Our Clinical services business benefited from our focus on key areas of therapeutic clinical trials and higher sales in our European Phase II–IV business.

Cost of Products Sold and Services Provided.   Cost of products sold and services provided in 2005 was $693.5 million, an increase of $225.2 million, or 48.1%, from $468.4 million in 2004. Cost of products sold and services provided in 2005 was 61.8% of net sales, compared to 61.1% in 2004 due to the greater proportion of Preclinical and Clinical Services in our sales mix and increased costs in the RMS segment, partially offset by greater capacity utilization in the Preclinical and Clinical segments.

Research Models and Services.   Cost of products sold and services provided for RMS in 2005 was $287.5 million, an increase of $17.6 million, or 6.5%, compared to $269.9 million in 2004. Cost of products sold and services provided in 2005 increased to 57.1% of net sales compared to 56.6% of net sales in 2004. The increase in cost of products sold and services provided as a percentage of net sales was primarily due to the slow down in the transgenic services sales and higher fuel costs.

Preclinical Services.   Cost of products sold and services provided for the Preclinical Services segment in 2005 was $318.9 million, an increase of $139.2 million, or 77.5%, compared to $179.7 million in 2004. Cost of products sold and services provided as a percentage of net sales was 65.3% in 2005, compared to 67.6% in 2004. The decrease in cost of products sold and services provided as a percentage of net sales was primarily due to improved capacity utilization from the increased sales of services along with select pricing increases.

Clinical Services.   In the fourth quarter of 2004, we entered the clinical services business with the acquisition of Inveresk. Cost of products sold and services provided as a percentage of net sales was 66.7% in 2005, compared to 77.2% in 2004 due to our focus on key areas of therapeutic clinical trials.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses in 2005 were $189.5 million, an increase of $68.1 million, or 56.1%, from $121.4 million in 2004. Selling, general and administrative expenses in 2005 were 16.9% of net sales compared to 15.8% of net sales in 2004. The increase as a percent of sales was due primarily to the impact of our restricted stock grant in 2005, stock based compensation, the closure of the Preclinical Wisconsin facility of $6.5 million, a charge for the acceleration of stock options of $1.6 million, Clinical lease impairment of $1.6 million and fees related to the repatriation of $1.3 million.

Research Models and Services.   Selling, general and administrative expenses for RMS in 2005 were $55.6 million, an increase of $1.5 million, or 2.8%, compared to $54.1 million in 2004. Selling, general and administrative expenses decreased slightly as a percentage of sales to 11.0% in 2005 from 11.3% in 2004.

Preclinical Services.   Selling, general and administrative expenses for the Preclinical Services segment in 2005 were $65.3 million, an increase of $26.8 million, or 69.6%, compared to $38.5 million in 2004. Selling, general and administrative expenses in 2005 decreased to 13.4% of net sales, compared to 14.5% of net sales in 2004. The decrease in selling, general and administrative expenses as a percent of sales in 2005 was due primarily to the increased sales offsetting the effect of increased expenses which include the impairment charge related to the Wisconsin facility of $6.5 million.

Clinical Services.   Selling, general and administrative expenses in 2005 were $25.3 million, or 19.4% of net sales in, compared to 9.5% in 2004. The increase in selling general and administrative expenses was due primarily to the full year effect of  Clinical Services and the lease impairment of $1.6 million.

Unallocated Corporate Overhead.   Unallocated corporate overhead, which consists of various corporate expenses including those associated with pension, executive salaries and departments such as corporate accounting, legal and investor relations, was $43.3 million in 2005, compared to $26.6 million in 2004. The substantial increase in unallocated corporate overhead in 2005 was due to our restricted stock compensation, Inveresk related stock based compensation and professional fees associated with the repatriation.

Amortization of Other Intangibles.   Amortization of other intangibles in 2005 was $58.2 million, an increase of $41.4 million, from $16.8 million in 2004. The increased amortization was primarily due to the acquisition of Inveresk.

Research Models and Services.   In 2005, amortization of other intangibles for our RMS segment was $0.3 million, an increase of $0.1 million from $0.2 million in 2004.

Preclinical Services.   In 2005, amortization of other intangibles for our Preclinical Services segment was $45.8 million, an increase of $31.7 million from $14.1 million in 2004. The increase in amortization of other intangibles was primarily due to the full-year effect of the Inveresk acquisition.

Clinical Services.   In 2005, amortization of other intangibles for our Clinical Services segment was $12.1 million due to the acquisition of Inveresk.

Operating Income.   Operating income in 2005 was $181.0 million, an increase of $20.7 million, or 12.9%, from $160.3 million in 2004. Operating income in 2005 was 16.1% of net sales, compared to 20.9% of net sales in 2004. The decrease as a percent of sales was due primarily to the unfavorable impact of amortization of intangibles and the stock-based compensation in both cases relating to our acquisition of Inveresk as well as the increased mix of Preclinical and Clinical services in our overall business.

Research Models and Services.   In 2005, operating income for our RMS segment was $159.8 million, an increase of $7.2 million, or 4.7%, from $152.6 million in 2004. Operating income as a percentage of net sales in 2005 was 31.8%, compared to 32.0% in 2004. The decrease in operating income as a percent to sales was primarily due to increase in cost of products sold and services provided due to the slowdown in the Transgenic services.

Preclinical Services.   In 2005, operating income for our Preclinical Services segment was $58.9 million, an increase of $25.3 million, or 75.3%, from $33.6 million in 2004. Operating income as a percentage of net sales decreased to 12.1%, compared to 12.6% of net sales in 2004. The decrease in operating income as a percent of sales in 2005 was primarily due to Inveresk amortization, the impact of the charge related to our Wisconsin facility partially offset by greater efficiencies in cost of products sold and services provided and particularly global toxicology sales.

Clinical Services.   In 2005, operating income for our Clinical Services segment was $6.0 million. Operating income as a percentage of net sales was 4.6% in 2005, compared to 2.9% of net sales in 2004. The increase in operating income as a percent of sales in 2005 was primarily due to greater efficiencies in cost of products sold and services provided.

Interest Expense.   Interest expense in 2005 was $24.4 million, compared to $11.8 million in 2004. The $12.6 million increase was primarily due to the increased borrowing as a result of the Inveresk acquisition.

Income Taxes.   Income tax expense for 2005 was $16.6 million or 10.3%, a decrease of $44.6 million compared to $61.2 million or 40.1% in 2004. The decrease is primarily attributable to a net benefit of $28.3 million or 17.6% from the effects of a distribution under the AJCA of $24.1 million, the change of the Company’s assertion with respect to the remaining Inveresk pre-acquisition earnings of $29.2 million, offset by a tax charge related to the Company’s restructuring of its UK operations as a part of the plan of distribution of $23.1 million and a charge of $1.9 million related to the write off of deferred tax assets. The Company’s 2005 income tax expense also reflects a full year tax benefit from tax credits and enhanced deductions in Canada and the United Kingdom from research and development spending of $12.0 million or 7.5%.

Net Income.   Net income in 2005 was $142.0 million, an increase of $52.2 million from $89.8 million in 2004.

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

Research Models and Services.   Selling, general and administrative expenses for RMS in 2004 were $54.1 million, an increase of $9.1 million, or 20.2%, compared to $45.0 million in 2003. Selling, general and administrative expenses increased as a percentage of sales to 11.3% in 2004 from 10.5% in 2003.

Preclinical Services.   Selling, general and administrative expenses for the Preclinical Services segment in 2004 were $38.5 million, an increase of $8.8 million, or 29.6%, compared to $29.7 million in 2003. Selling, general and administrative expenses in 2004 decreased to 14.5% of net sales, compared to 16.0% of net sales in 2003.

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

Liquidity and Capital Resources

Fiscal 2005 Compared to Fiscal 2004

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our condensed consolidated statements of cash flows.

Our principal sources of liquidity have been our cash flow from operations and our revolving line of credit arrangements.

On December 20, 2005, we amended and restated our then-existing $550 million credit agreement to modify certain restrictive covenants as well as provide for a $65 million term loan facility and a $10 million revolving facility for a Canadian subsidiary and a $25 million term loan facility and a $10 million revolving facility for two U.K. subsidiaries (the $660 million credit agreement). Our now $660 million credit agreement originally provided for a $400 million term loan facility and a $150 million revolving facility. The $400 million term loan facility matures in 20 equal, quarterly installments with the last installment due September 30, 2009. The $150 million revolving facility matures on October 15, 2009 and requires no scheduled payment before that date. The new Canadian and U.K. term loans (aggregate $90 million) under the $660 million credit agreement are repayable in full by September 30, 2009 and require no scheduled prepayment before that date. The new revolving facilities (aggregate $20 million) mature on October 15, 2009 and require no scheduled prepayment before that date. The interest rate applicable to the Canadian and U.K. term loans and the Canadian and U.K. revolving loans under the credit agreement is the adjusted LIBOR rate in its relevant currency plus an interest rate margin based upon the our leverage ratio. The interest rates applicable to term loans and revolving loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio. Based on our leverage ratio, the margin range for LIBOR based loans is 0.75% to 1.25%. The interest rate margin was 0.875% as of December 31, 2005. The $660 million credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. We had $5.0 million outstanding under letters of credit as of December 31, 2005 and December 25, 2004, respectively.

During the fourth quarter of 2005, we prepaid $120 million of our debt under the $400 million term loan facility, which resulted in a $2.2 million write-off of deferred financing costs.

The Company is also party to a $50 million credit agreement, which was entered into on July 27, 2005 and which was subsequently amended on December 20, 2005. The $50 million credit agreement provides for a $50 million term loan facility which matures on July 27, 2007 and can be extended for an additional 7 years. The interest rates applicable to term loans under this credit agreement are, at the our option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the LIBOR rate plus 0.75%. The $50 million credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. Effective December 20, 2005, we amended this credit agreement to reflect substantially the same modifications made to the covenants in the $660  million credit agreement.

During the second quarter of 2005, we converted all of the $185 million 3.5% senior convertible debentures due February 1, 2022 into 4,759,424 shares of common stock. We recorded additional equity of $198.0 million due to the conversion, which represented the book value of the debentures ($185.0 million), deferred tax liability associated with the debentures ($14.5 million) and accrued interest ($1.4 million), partially offset by the write-off  of the deferred financing costs ($2.8 million). We issued $175.0 million par value of these senior convertible debentures through a private placement offering on January 24, 2002. Subsequently, we issued an additional $10,000 par value of senior convertible debentures through the additional purchase option on February 11, 2002. We used a portion of the net proceeds from the senior convertible debenture offering to retire all of its 13.5% senior subordinated notes.

Cash and cash equivalents totaled $114.8 million at December 31, 2005, compared to $207.6 million at December 25, 2004.

Net cash provided by operating activities in 2005 and 2004 was $237.4 million and $184.8 million, respectively. The increase in cash provided by operations was primarily due to the acquisition of Inveresk as well as improvements in other businesses which increased net income. Our days sales outstanding increased to 33 days as of December 31, 2005, from 32 days as of December 25, 2004. During 2005, our pension was a $9.4 million use of funds due to increased funding.

Net cash used in investing activities in 2005 and 2004 was $115.1 million and $600.0 million, respectively. Our capital expenditures in 2005 were $95.5 million of which $24.6 million was related to RMS, $70.3 million related to Preclinical Services and $0.7 million to Clinical Services. For 2006, we project capital expenditures to be approximately $175 - $200 million. We anticipate that future capital expenditures will be funded by operating activities and existing credit facilities.

Net cash provided by financing activities in 2005 was $193.8 million and cash provided by financing activities in 2004 was $436.9 million. During 2005, we repaid $337.5 million of our debt partially offset by additional borrowing of $135.9 million.

Minimum future payments of our contractual obligations at December 31, 2005 are as follows:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt	$296.1	$36.2	$123.2	$136.7	$
Interest payments	38.8	14.8	20.4	3.6	—
Capital lease obligations	0.6	0.3	0.3
Operating leases	85.2	19.5	33.1	19.8	12.8
Pension and Eslirp contributions	62.6	17.6	15.0	15.0	15.0
Total contractual cash obligations	$483.3	$88.4	$192.1	$175.0	$27.8

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during any of fiscal 2005, 2004 or 2003.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Shared-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This revised standard will be effective for us beginning with the first quarter in 2006.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on our financial statements, although it will have no impact on our overall financial position. The impact of the modified prospective adoption of SFAS No. 123(R) cannot be estimated at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share.

Item 7A.                Quantitative and Qualitative Disclosure About Market Risk

Certain of our financial instruments are subject to market risks, including interest rate risk and foreign currency exchange rates. We generally do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk

The fair value of our marketable securities is subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 100 basis points from levels at December 31, 2005, then the fair value of the portfolio would decline by approximately $0.2 million.

We have entered into two credit agreements, the $660 million credit agreement and the $50 million credit agreement. Our primary interest rate exposure results from changes in LIBOR or the base rates which are used to determine the applicable interest rates under our term loans in the $660 million credit agreement and in the $50 million agreement and our revolving credit facilities. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $5 million on a pre-tax basis. The book value of our debt approximates fair value.

During the second quarter of 2005, we converted all of its $185 million 3.5% senior convertible debentures due February 1, 2022 into 4,759,424 shares of common stock.

Foreign Currency Exchange Rate Risk

We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our earnings and cash flows. This risk is mitigated by the fact that various foreign operations are principally conducted in their respective local currencies. A portion of our foreign operations’ revenue is denominated in U.S. dollars, with the costs accounted for in their local currencies. We attempt to minimize this exposure by using certain financial instruments, for purposes other than trading, in accordance with our overall risk management and our hedge policy. In accordance with our hedge policy, we designate such transactions as hedges as set forth in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

During 2005, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on customer transactions and certain balance sheet items. No material, foreign exchange contracts were outstanding on December 31, 2005.

Item 8.                        Financial Statements and Supplementary Data

INDEX

Page
Consolidated Financial Statements:
Report of Management	42
Report of Independent Registered Public Accounting Firm	43
Consolidated Statements of Income for the years ended December 31, 2005, December 25, 2004 and December 27, 2003	45
Consolidated Balance Sheets as of December 31, 2005 and December 25, 2004	46
Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 25, 2004 and December 27, 2003	47
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2005, December 25, 2004 and December 27, 2003	48
Notes to Consolidated Financial Statements	49
Financial Statement Schedules:
Schedule II. Valuation and Qualifying Accounts	83
Supplementary Data:
Quarterly Information (Unaudited)	84

Report of Management

Management’s Report on Internal Control Over Financial Reporting

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15(d)-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles and includes those policies and procedures that:

•       Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

The Company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent, registered public accounting firm, as stated within their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Charles River Laboratories International, Inc.:

We have completed integrated audits of Charles River Laboratories International, Inc. and its subsidiaries’ December 31, 2005 and December 25, 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its December 27, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Charles River Laboratories International, Inc. and its subsidiaries at December 31, 2005 and December 25, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of  December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts
March 10, 2006

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Fiscal Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Net sales related to products	364,303	$339,994	$308,201
Net sales related to services	757,925	426,923	305,522
Net sales	1,122,228	766,917	613,723
Costs and expenses
Cost of products sold	199,517	185,428	170,524
Cost of services provided	493,976	282,923	209,534
Selling, general and administrative	189,544	121,448	89,489
Other operating expenses, net	—	—	747
Amortization of other intangibles	58,172	16,795	4,876
Operating income	181,019	160,323	138,553
Other income (expense)
Interest income	3,929	3,285	1,774
Interest expense	(24,361)	(11,806)	(8,480)
Other, net	(174)	723	783
Income before income taxes and minority interests	160,413	152,525	132,630
Provision for income taxes	16,576	61,156	51,063
Income before minority interests	143,837	91,369	81,567
Minority interests	(1,838)	(1,577)	(1,416)
Net income	$141,999	$89,792	$80,151
Earnings per common share
Basic	$2.04	$1.81	$1.76
Diluted	$1.96	$1.68	$1.64

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31, 2005	December 25, 2004
Assets
Current assets
Cash and cash equivalents	$114,821	$207,566
Trade receivables, net	203,274	201,794
Inventories	65,270	61,914
Other current assets	35,957	39,032
Total current assets	419,322	510,306
Property, plant and equipment, net	399,454	357,149
Goodwill, net	1,417,666	1,422,586
Other intangibles, net	199,148	256,294
Deferred tax asset, net	67,911	50,412
Other assets	34,708	30,088
Total assets	$2,538,209	$2,626,835
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt and capital lease obligations	$36,445	$80,865
Accounts payable	30,447	28,672
Accrued compensation	40,358	46,037
Deferred income	116,302	117,490
Accrued liabilities	44,279	51,722
Other current liabilities	43,581	24,329
Total current liabilities	311,412	349,115
Long-term debt and capital lease obligations	260,217	605,980
Other long-term liabilities	129,849	189,443
Total liabilities	701,478	1,144,538
Commitments and contingencies
Minority interests	9,718	9,792
Shareholders’ equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 72,361,666 and 65,785,328 shares issued and outstanding at December 31, 2005 and December 25, 2004, respectively	724	658
Capital in excess of par value	1,777,625	1,518,854
Retained earnings (deficit)	78,906	(63,093)
Treasury stock, at cost, 406,175 shares at December 31, 2005	(17,997)	—
Unearned compensation	(20,785)	(11,607)
Accumulated other comprehensive income	8,540	27,693
Total shareholders’ equity	1,827,013	1,472,505
Total liabilities and shareholders’ equity	$2,538,209	$2,626,835

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Fiscal Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Cash flows relating to operating activities
Net income	$141,999	$89,792	$80,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,455	46,309	29,564
Amortization of debt issuance costs and discounts	2,135	1,642	1,216
Amortization of premiums on marketable securities	47	225	341
Provision for doubtful accounts	139	786	1,494
Minority interests	1,838	1,577	1,416
Deferred income taxes	(37,406)	9,079	8,890
Tax benefit from exercises of employee stock options	8,767	13,804	3,197
Loss on disposal of property, plant and equipment	267	460	505
Asset impairment charge	7,831	2,956	3,655
Deferred financing cost write-off	2,155	105	—
Litigation settlement	—	—	(2,908)
Non-cash compensation	16,974	3,815	1,102
Changes in assets and liabilities:
Restricted cash	—	—	5,000
Trade receivables	(9,481)	(7,260)	(13,356)
Inventories	(5,801)	(6,363)	(5,733)
Other current assets	3,642	(2,248)	2,590
Other assets	(240)	(1,466)	502
Accounts payable	2,535	(2,322)	4,486
Accrued compensation	(4,125)	4,694	(6,464)
Deferred income	(1,301)	22,847	6,308
Accrued liabilities	(5,724)	(9,216)	(740)
Other current liabilities	18,814	11,586	(2,919)
Pension	(9,410)	2,087	2,392
Other long-term liabilities	592	1,938	3,077
Net cash provided by operating activities	236,702	184,827	123,766
Cash flows relating to investing activities
Acquisition of businesses, net of cash acquired	(3,400)	(571,992)	(10,841)
Capital expenditures	(95,550)	(45,336)	(32,704)
Purchases of marketable securities	(15,580)	(16,689)	(21,824)
Proceeds from sale of marketable securities	405	32,621	1,108
Proceeds from sale of property, plant and equipment	132	1,427	872
Net cash used in investing activities	(113,993)	(599,969)	(63,389)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	133,700	594,000	6,943
Payments on long-term debt, revolving credit facility and capital lease obligations	(337,487)	(174,046)	(17,026)
Payments of deferred financing cost	(1,516)	(7,449)	(783)
Proceeds from exercises of employee stock options	25,987	26,554	3,069
Proceeds from exercises of warrants	1,136	—	907
Dividends paid to minority interests	(1,400)	(2,112)	(1,902)
Purchase of treasury shares	(17,997)	—	—
Net cash (used in) provided by financing activities	(197,577)	436,947	(8,792)
Effect of exchange rate changes on cash and cash equivalents	(17,877)	3,430	8,237
Net change in cash and cash equivalents	(92,745)	25,235	59,822
Cash and cash equivalents, beginning of period	207,566	182,331	122,509
Cash and cash equivalents, end of period	$114,821	$207,566	$182,331
Supplemental cash flow information
Cash paid for interest	$21,776	$6,994	$6,957
Cash paid for taxes	$10,074	$36,302	$37,736
Supplemental non-cash investing activities information
Issuance of common stock related to the Inveresk acquisition	—	$841,042	$—
Conversion of senior convertible debenture to common stock	$198,020	—	—

See Notes to Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Treasury Stock	Unearned Compensation
Balance at December 28, 2002	$357,376	$(233,036)	$(9,567)	$452	$601,728	$—	$(2,201)
Components of comprehensive income, net of tax:
Net income	$80,151	$80,151	$—	$—	$—	$—	$—
Foreign currency translation adjustment	19,015	—	19,015	—	—	—	—
Minimum pension liability adjustment	(266)	—	(266)	—	—	—	—
Unrealized gain on marketable securities	72	—	72	—	—	—	—
Total comprehensive income	98,972	—	—	—	—	—	—
Exercise of stock options	3,069	—	—	4	3,065	—	—
Tax benefit from exercise of stock options	3,197	—	—	—	3,197	—	—
Exercise of warrants	907	—	—	2	905	—	—
Issuance of restricted stock to employees	—	—	—	—	886	—	(886)
Amortization of unearned compensation	1,102	—	—	—	—	—	1,102
Balance at December 27, 2003	$464,623	$(152,885)	$9,254	$458	$609,781	$—	$(1,985)
Components of comprehensive income, net of tax:
Net income	$89,792	$89,792	$—	$—	$—	$—	$—
Foreign currency translation adjustment	19,960	—	19,960	—	—	—	—
Minimum pension liability adjustment	(1,475)	—	(1,475)	—	—	—	—
Unrealized gain on marketable securities	(46)	—	(46)	—
Total comprehensive income	108,231	—	—	—	—	—	—
Issuance of common stock related to acquisition	841,042	—	—	185	840,857	—	—
Fair value of stock option exchange related to acquisition	30,350	—	—	—	41,694	—	(11,344)
Transaction cost related to acquisition	(10,122)	—	—	—	(10,122)	—	—
Exercise of stock options	26,554	—	—	15	26,539	—	—
Tax benefit from exercise of stock options	8,011	—	—	—	8,011	—	—
Issuance of restricted stock to employees	—	—	—	—	1,513	—	(1,513)
Performance based compensation	581	—	—	—	581	—	—
Amortization of unearned compensation	3,235	—	—	—	—	—	3,235
Balance at December 25, 2004	$1,472,505	$(63,093)	$27,693	$658	$1,518,854	$—	$(11,607)
Components of comprehensive income, net of tax:
Net income	$141,999	$141,999	$	$	$	$	$
Foreign currency translation adjustment	(19,444)	—	(19,444)	—	—	—	—
Minimum pension liability adjustment	331	—	331	—	—	—	—
Unrealized gain on marketable securities	(40)	—	(40)	—	—	—	—
Unrealized gain on hedging activities	—	—	—	—	—	—	—
Total comprehensive income	122,846	—	—	—	—	—	—
Exercise of stock options	25,987	—	—	11	25,976	—	—
Acceleration of stock options	1,556	—	—	—	1,556	—	—
Tax benefit from exercise of stock options	7,597	—	—	—	7,597	—	—
Exercise of warrants	1,136	—	—	2	1,134	—	—
Issuance of restricted stock to employees	—	—	—	5	24,591	—	(24,596)
Amortization of unearned compensation	15,418	—	—	—	—	—	15,418
Performance based compensation	(55)	—	—	—	(55)	—	—
Purchase of treasury shares	(17,997)	—	—	—	—	(17,997)	—
Conversion of convertible debentures	198,020	—	—	48	197,972	—	—
Balance at December 31, 2005	$1,827,013	$78,906	$8,540	$724	$1,777,625	$(17,997)	$(20,785)

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1.   Description of Business and Summary of Significant Accounting Policies

Description of Business

Charles River Laboratories International, Inc. (together with its subsidiaries, the Company) is a leading global provider of solutions that advance the drug discovery and development process. The Company’s fiscal year is the twelve-month period ending the last Saturday in December.

Principles of Consolidation

The consolidated financial statements include all majority-owned subsidiaries. Intercompany accounts, transactions and profits are eliminated. Results for three majority-owned subsidiaries are recorded on a one-month lag basis. There were no material transactions or events for these subsidiaries between the reporting date and December 31, 2005.

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

Trade Receivables and Concentrations of Credit Risk

The Company records trade receivables net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts which it believes is adequate to cover anticipated losses on the collection of all outstanding trade receivable balances. The adequacy of the doubtful account allowance is based on historical information, a review of major customer accounts, receivable balances and management’s assessment of current economic conditions. The Company reassesses the allowance for doubtful accounts each quarter.

The composition of net trade receivables is as follows:

	December 31, 2005	December 25, 2004
Customer receivables	$149,225	$155,549
Unbilled revenue	56,566	50,082
Total	205,791	205,631
Less allowance for doubtful accounts	(2,517)	(3,837)
Net trade receivables	$203,274	$201,794

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables from customers in the pharmaceutical and biotechnology industries. The

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

1.   Description of Business and Summary of Significant Accounting Policies (Continued)

Company believes its exposure to credit risk to be minimal, as these industries have experienced significant growth and the customers are predominantly well established and viable.

Marketable Securities

The Company accounts for its investment in marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in marketable securities consist of corporate debt securities and government securities and obligations which are classified as securities available for sale.

Realized gains and losses on securities classified as available for sale are included in earnings and are determined using the specific identification method. Unrealized holding gains and losses, net of related tax effects, are excluded from earnings and are reported in accumulated other comprehensive income, a separate component of shareholders’ equity, until realized. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income.

Inventories

Inventories are stated at the lower of cost, determined principally on the average cost method, or market. The determination of market value involves assessment of numerous factors, including costs to dispose of inventory and estimated selling price. Reserves are recorded to reduce the carrying value for inventory determined damaged, obsolete or otherwise unsaleable. Costs for large animals are accumulated in inventory until the animals are sold.

The composition of inventories is as follows:

	December 31, 2005	December 25, 2004
Raw materials and supplies	$11,064	$9,393
Work in process	5,615	3,431
Finished products	48,591	49,090
Inventories	$65,270	$61,914

Other Current Assets

Other current assets consist of assets the Company intends to dispose of within the next twelve months.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

1.   Description of Business and Summary of Significant Accounting Policies (Continued)

The composition of other current assets is as follows:

	December 31, 2005	December 25, 2004
Prepaid assets	$13,433	$16,045
Deferred tax asset	8,041	10,675
Prepaid income tax	10,630	8,551
Marketable securities	1,677	234
Restricted cash	2,176	3,527
Other current assets	$35,957	$39,032

Property, Plant and Equipment

Property, plant and equipment, including improvements that significantly add to productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed as incurred. The Company capitalizes interest on certain construction projects which amounted to $810 in 2005. No interest was capitalized in 2004 and 2003. Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: buildings, 20 to 40 years; machinery and equipment, 2 to 20 years; furniture and fixtures, 5 to 7 years; vehicles, 2 to 4 years; and leasehold improvements, the shorter of estimated useful life or the lease periods.

The composition of net property, plant and equipment is as follows:

	December 31, 2005	December 25, 2004
Land	$15,411	$16,196
Buildings	308,684	282,733
Machinery and equipment	253,218	234,043
Leasehold improvements	19,243	19,926
Furniture and fixtures	7,534	6,401
Vehicles	4,712	4,547
Construction in progress	62,426	37,711
Total	671,228	601,557
Less accumulated depreciation	(271,774)	(244,408)
Net property, plant and equipment	$399,454	$357,149

Depreciation expense for 2005, 2004 and 2003 was $44,283, $29,514 and $24,688, respectively.

Goodwill and Other Intangible Assets

Effective at the beginning of fiscal 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separate intangible assets that have finite useful lives continue to be amortized over their estimated useful lives.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

1.   Description of Business and Summary of Significant Accounting Policies (Continued)

SFAS No. 142 requires that goodwill be tested at least annually for impairment using a two-step process. The first step is to identify a potential impairment. The second step of the impairment test measures the amount of the impairment loss. The Company completed the annual impairment tests in 2005 and 2004 and concluded there was no impairment of goodwill. Intangible assets deemed to have an indefinite life are tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset. The Company completed the annual impairment tests in 2005 and 2004 and concluded there was no impairment of identifiable intangible assets with indefinite useful lives.

Other Assets

Other assets consist of assets that the Company does not intend to dispose of within the next twelve months.

The composition of other assets is as follows:

	December 31, 2005	December 25, 2004
Deferred financing costs	$4,850	$10,454
Cash surrender value of life insurance policies	7,423	7,391
Long term marketable securities	18,341	4,345
Pension asset	0	3,801
Other assets	4,094	4,097
Other assets	$34,708	$30,088

Impairment of Long-Lived Assets

The Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” in 2002. The Company evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposal are less than its carrying amount. In such instances, the carrying value of long-lived assets is reduced to the estimated fair value, as determined using an appraisal or discounted cash flows, as appropriate.

Other Current Liabilities

Other current liabilities consist of liabilities the Company intends to settle within the next twelve months.

The composition of other current liabilities is as follows:

	December 31, 2005	December 25, 2004
Accrued income taxes	$35,893	$18,027
Current deferred tax liability	4,953	—
Accrued interest	2,735	6,302
Other current liabilities	$43,581	$24,329

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

1.   Description of Business and Summary of Significant Accounting Policies (Continued)

Other Long-Term Liabilities

Other long-term liabilities consist of liabilities the Company does not intend to settle within the next twelve months.

The composition of other long-term liabilities is as follows:

	December 31, 2005	December 25, 2004
Deferred tax liability	$43,702	$93,143
Long-term pension liability	52,835	63,783
Accrued Executive Supplemental Life Insurance Retirement Plan	17,567	16,326
Other long-term liabilities	15,745	16,191
Other long-term liabilities	$129,849	$189,443

Stock-Based Compensation Plans

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25.” Also, the Company accounts for variable restricted stock grants under the provisions of FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options Award Plans.” The Company recognizes compensation expenses for fixed and variable restricted stock grants over the restriction period.

SFAS No. 123 requires the presentation of certain pro forma information as if the Company had accounted for its employee stock options under the fair value method. For purposes of this disclosure, the fair value of the fixed option grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for option grants:

	2005	2004	2003
Risk-free interest rate	4.0%	3.1%	3.1%
Volatility factor	35.0%	35.0%	51.3%
Weighted average expected life (years)	5.0	5.0	6.0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. However, for each period presented, management believes the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

1.   Description of Business and Summary of Significant Accounting Policies (Continued)

Black-Scholes model is the most appropriate option valuation model. The weighted average Black-Scholes fair value for the 2005, 2004 and 2003 grants was $17.97, $15.57 and $17.04, respectively.

Had compensation expense for the Company’s option grants been recognized consistent with the provision of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	December 31, 2005	December 25, 2004	December 27, 2002
Reported net income	$141,999	$89,792	$80,151
Add: Stock-based employee compensation included in reported net income, net of tax	10,490	2,431	678
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(29,735)	(17,341)	(10,456)
Pro forma net income	$122,754	$74,882	$70,373
Reported basic earnings per share	$2.04	$1.81	$1.76
Pro forma basic earnings per share	$1.76	$1.51	$1.55
Reported diluted earnings per share	$1.96	$1.68	$1.64
Pro forma diluted earnings per share	$1.70	$1.41	$1.45

Revenue Recognition

The Company recognizes revenue related to its products and services in accordance with the SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.”

The Company recognizes revenue related to its products, which include research models, in vitro technology and vaccine support products, when persuasive evidence of an arrangement exists, generally in the form of customer purchase orders, title and risk of loss have transferred, which occurs upon delivery of the products, the sales price is fixed and determinable and collectibility is reasonably assured. These recognition criteria are met at the time the product is delivered to the customer’s site. Product sales are recorded net of returns upon delivery. For large models in some cases customers pay in advance of delivery of the product. These advances are deferred and recognized as revenue upon delivery of the product.

The Company’s service revenue is comprised of toxicology, pathology, laboratory, clinical Phase I trials, clinical trials management services, transgenic and contract staffing services and is generally evidenced by customer contracts. Toxicology services provide highly specialized studies to evaluate the safety and toxicity of new pharmaceutical compounds and materials used in medical devices. Pathology services provide the ability to identify and characterize pathologic changes within tissues and cells in determining the safety of a new compound. Laboratory services monitor and analyze health and genetics of research models used in research protocols. Clinical Phase I conducts tolerability assessment to explore human pharmacology. Clinical trials management provides customized program management to coordinate and manage clinical trial programs. Transgenic services include validating, maintaining, breeding and testing research models for biomedical research activities. Contract staffing services provide

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

1.   Description of Business and Summary of Significant Accounting Policies (Continued)

management of animal care operations on behalf of government, academic, pharmaceutical and biotechnology organizations.

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

The Company’s service revenues are recognized upon the Company’s completion of the agreed upon performance criteria. These performance criteria are generally in the form of either study protocols or specified activities or procedures which the Company is engaged to perform. These performance criteria are established by the Company’s customers and do not contain acceptance provisions which are based upon the achievement of certain study or laboratory testing results. Revenue of agreed upon rate contracts is recognized as services are performed, based upon rates specified in the contract. Revenue of fixed fee contracts is recognized as services are performed in accordance with agreed-upon study protocols.

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

Guarantees

The Company includes standard indemnification provisions in its customer contracts, which include standard provisions limiting the Company’s liability under such contracts, including the Company’s indemnification obligations, with certain exceptions.

Derivatives and Hedging Activities

The Company follows the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and used for hedging activities. All derivatives, whether designed for hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, all changes in the fair value of the derivative and changes in the fair value of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item effects earnings. The ineffective portions of both fair value and cash flow hedges are immediately recognized as earnings.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

1.   Description of Business and Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The carrying amounts of the Company’s significant financial instruments, which include cash equivalents, marketable securities, accounts receivable and accounts payable, approximate their fair values at December 31, 2005 and December 25, 2004. The fair value of the Company’s financing instruments was $296,090 and $726,429 based on market rates at December 31, 2005 and December 25, 2004, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the Company’s assets and liabilities. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will expire before the Company is able to realize their benefits or that their future deductibility is uncertain.

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are in local currency. In accordance with SFAS No. 52, “Foreign Currency Translation,” the financial statements of these subsidiaries are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and shareholders’ equity at historical exchange rates. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income in the accompanying balance sheet. Exchange gains and losses on foreign currency transactions are recorded as other income or expense. The Company recorded  an exchange loss of $1,015 in 2005 and exchange gains of $418 and $702 in 2004 and 2003, respectively.

Comprehensive Income

The Company accounts for comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” As it relates to the Company, comprehensive income is defined as net income plus the sum of the changes in unrealized gains (losses) on available-for-sale marketable securities, unrealized gains (losses) on hedging activities, foreign currency translation adjustments and minimum pension liabilities (collectively, other comprehensive income) and is presented in the Consolidated Statements of Changes in Shareholders’ Equity, net of tax.

Pension Obligations

The Company recognizes obligations associated with its defined benefit pension plans in accordance with SFAS No. 87, “Employers Accounting for Pensions.” Assets, liabilities and expenses are calculated by accredited independent actuaries. As required by SFAS No. 87, the Company is required to make certain assumptions to value the plan assets and liabilities. These assumptions are reviewed annually, or whenever otherwise required by SFAS No. 87, based on reviews of current plan information and consultations with independent investment advisors and actuaries. The selection of assumptions requires a high degree of judgment and may materially change from period to period. The Company does not offer other defined

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

1.   Description of Business and Summary of Significant Accounting Policies (Continued)

benefits associated with post-retirement benefit plans other than pensions. The Company adopted the disclosure requirements under SFAS No. 132R, “Employers’ Disclosure about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88 and 106,” as of December 25, 2004 for both domestic and foreign defined benefit plans.

Restructuring Costs

The Company recognizes obligations associated with restructuring activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company adopted the provisions of SFAS No. 146 as of the beginning of fiscal 2003, which generally requires a liability for costs associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. The overall purpose of the Company’s restructuring actions is to lower overall operating costs and improve profitability by reducing excess capacities. Restructuring charges are typically recorded in selling, general and administrative expenses in the period in which the plan is approved by the Company’s senior management and, where material, the Company’s Board of Directors, and when the liability is incurred.

Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share are calculated by adjusting the weighted average number of common shares outstanding to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Shared-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This revised standard will be effective for the Company beginning with the first quarter in 2006.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The impact of the modified prospective adoption of SFAS No. 123(R) cannot be estimated at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

2.   Business Acquisitions

The Company acquired several businesses during the three-year period ended December 31, 2005. The results of operations of the acquired businesses are included in the accompanying consolidated financial statements from the date of acquisition. Significant acquisitions include the following:

On October 20, 2004, the Company’s shareholders approved the merger agreement with Inveresk Research Group (Inveresk). The acquisition strengthened the Company’s position as a leading global provider of essential preclinical and clinical drug development services and products. The strategic combination significantly expanded the Company’s service portfolio and strengthened the Company’s global footprint in the growing market for pharmaceutical research and development products and services. Under the terms of the merger agreement, Inveresk shareholders received 0.48 shares of the Company’s common stock and $15.15 in cash for each share of Inveresk common stock they owned. The purchase price of $1,458,057 consisted of $841,042 representing the fair value of the Company’s common stock of 18,451,996 shares issued, $582,391 of cash consideration, the fair value of the Company’s stock options exchanged for Inveresk stock options and transaction costs incurred by the Company. The Company utilized $161,229 of available cash and $500,000 of borrowings under its existing credit facility for the cash consideration paid to Inveresk shareholders and to pay off Inveresk’s existing credit facility of approximately $78,838.

The purchase price associated with the Inveresk acquisition is as follows:

Stock consideration	$841,042
Cash consideration	582,391
Fair value of stock options exchange	30,350
Transaction costs	4,274
Purchase price	1,458,057
Cash acquired	(41,726)
Purchase price, net of cash acquired	$1,416,331

The final purchase price allocation associated with the Inveresk acquisition is as follows:

Current assets (excluding cash)	$93,895
Property, plant and equipment	126,602
Current liabilities	(194,401)
Non-current liabilities	(152,374)
Goodwill and other intangibles acquired	1,542,609
Total purchase price allocation	$1,416,331

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

2.   Business Acquisitions (Continued)

The breakout of goodwill and other intangibles acquired with the Inveresk acquisition was as follows:

		Weighted average amortization life (years)
Customer relationships	$167,700	21
Backlog	63,700	3
Trademarks and trade names	700	1
Goodwill	1,310,509	—
Total goodwill and other intangibles	$1,542,609

On January 8, 2004, the Company acquired River Valley Farms, Inc. (RVF), a privately held medical device contract research business. Consideration, including acquisition expenses, was $16,972, net of cash acquired of $347. RVF was acquired to strengthen service offerings of the Company’s Preclinical Services segment. This acquisition was recorded as a purchase business combination in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.”

The final purchase price allocation associated with the RVF acquisition is as follows:

Current assets	$2,135
Property, plant and equipment	5,987
Current liabilities	(2,828)
Non-current liabilities	(2,315)
Goodwill and other intangibles acquired	13,993
Consideration, net of cash acquired	$16,972

The breakout of goodwill and other intangibles acquired with the RVF acquisition was as follows:

		Weighted average amortization life (years)
Customer relationships	$3,800	12
Goodwill	10,193	—
Total goodwill and other intangibles	$13,993

Effective January 2, 2003, the Company acquired an additional 19% of the equity (404,321 common shares) of Charles River Japan from Ajinomoto Company, Inc. (Ajinomoto), the minority interest partner, which increased the Company’s ownership to 85% of the outstanding shares. The purchase price for the equity was 1.3 billion yen, or $10,841, which was paid in cash. The Company recorded goodwill of $2,553 based on the preliminary purchase price allocation in the first quarter of 2003. The Company reallocated this amount to fixed assets based on an independent valuation of these fixed assets, which was completed during the second quarter of 2003. Charles River Japan is an extension of the Company’s Research Models

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

2.   Business Acquisitions (Continued)

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

	Fiscal Year Ended
	(Actual)
	December 31, 2005	December 25, 2004	December 27, 2003
Net sales	1,122,228	$1,018,282	$892,598
Operating income	181,019	150,138	119,085
Net income	141,999	83,331	65,980
Earnings per common share
Basic	$2.04	$1.29	$1.04
Diluted	$1.96	$1.22	$1.00

Refer to Note 8 for further discussion of the method of computation of earnings per share.

3.   Impairment and Other Charges

During the fourth quarter of 2005, the Company recorded a charge of $6,511 associated with the closure of Charles River Wisconsin (RVF) and a charge of $1,572 associated with a lease impairment at our Clinical facility in North Carolina. Our Charles River Wisconsin facility was included in the Preclinical Services segment. The charge for Charles River Wisconsin was recorded as selling, general and administrative expenses included an asset impairment charge of $2,991, an intangible impairment of $3,067, severance of $253 and other related expenses of $200. The severance will be settled in cash during 2006. Our North Carolina facility is included in the Clinical segment.

During the fourth quarter of 2004, the company recorded a charge of $2,956 associated with the closure of the Charles River Proteomic Services, which was included in the Preclinical Services segment. The charge included an asset impairment charge of $1,539, a lease impairment of $989, severance of $41 and other related expenses of $389.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

3.   Impairment and Other Charges (Continued)

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

4.   Litigation Settlement

On March 28, 2003, the Company’s French subsidiaries, which are included in the Research Models and Services segment, settled a pending breach of contract claim against a customer. The Company’s French subsidiaries had previously been awarded damages of approximately $4,600 by the Commercial Court of Lyon and the damages award was stayed pending appeal by the customer at the French Supreme Court. The final settlement of this dispute was for a gross value of approximately $3,750, resulting in the retention by the Company’s French subsidiaries of the amount previously deposited by the customer, pursuant to the order of the Commercial Court of Lyon and recorded in deferred income in the consolidated balance sheet. During 2000, the Company recognized approximately $350 of the damages award to offset a portion of subcontractor costs incurred based on the indemnification clause in the original customer agreement. After legal and related expenses, the Company’s French subsidiaries recorded a net gain for the retained settlement amount of $2,908, which was recorded in the first quarter of 2003 as other operating income in the consolidated statements of income.

5.   Marketable Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities available for sale by major security type were as follows:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$3,320	$14	$(29)	$3,305
Government securities and obligations	16,718	10	(15)	16,713
	$20,038	$24	$(44)	$20,018

	December 25, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$2,071	$8	$(5)	$2,074
Government securities and obligations	2,477	28	—	2,505
	$4,548	$36	$(5)	$4,579

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

5.   Marketable Securities (Continued)

Maturities of corporate debt securities and government securities and obligations classified as available for sale were as follows:

	December 31, 2005		December 25, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$1,687	$1,677	$233	$234
Due after one year through five years	18,351	18,341	4,315	4,345
	$20,038	$20,018	$4,548	$4,579

Marketable securities due after one year are included in other assets on the consolidated balance sheets.

6.   Goodwill and Other Intangible Assets

The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	December 31, 2005		December 25, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$1,430,316	$(12,650)	$1,435,414	$(12,828)
Other intangible assets not subject to amortization:
Research models	3,438	—	3,438	—
Other intangible assets subject to amortization:
Backlog	64,655	(50,141)	65,368	(11,040)
Customer relationships	197,758	(25,367)	202,956	(9,823)
Customer contracts	1,655	(1,590)	1,655	(1,429)
Trademarks and trade names	3,914	(2,267)	3,939	(1,377)
Standard operating procedures	1,349	(1,012)	1,358	(690)
Other identifiable intangible assets	11,011	(4,255)	6,158	(4,219)
Total other intangible assets	$283,780	$(84,632)	$284,872	$(28,578)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

6.   Goodwill and Other Intangible Assets (Continued)

The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

	Balance at December 27,	Adjustments to Goodwill		Balance at December 25,	Adjustments to Goodwill		Balance at December 31,
	2003	Acquisitions	Other	2004	Acquisitions	Other	2005
Research Models and Services
Gross carrying amount	$20,065	$—	$(144)	$19,921		$(2,537)	$17,384
Accumulated amortization	(4,778)	—	(122)	(4,900)		178	(4,722)
Preclinical Services
Gross carrying amount	97,949	937,831	819	1,036,599		(3,021)	1,033,578
Accumulated amortization	(7,928)	—	—	(7,928)			(7,928)
Clinical Services
Gross carrying amount	—	378,894	—	378,894		460	379,354
Accumulated amortization	—	—	—	—
Total
Gross carrying amount	$118,014	$1,316,685	$675	$1,435,414		$(5,098)	$1,430,316
Accumulated amortization	(12,706)	—	(122)	(12,828)		178	(12,650)

Estimated amortization expense for each of the next five fiscal years is as follows:

2006	$44,460
2007	31,076
2008	25,327
2009	20,611
2010	16,755

7.   Long-Term Debt and Capital Lease Obligations

Long-Term Debt

On December 20, 2005, the Company amended and restated our then-existing $550,000 credit agreement to modify certain restrictive covenants as well as provide for a $65,000 term loan facility and a $10,000 revolving facility for a Canadian subsidiary and a $25,000 term loan facility and a $10,000 revolving facility for two U.K. subsidiaries (the $660,000 credit agreement). The now $660,000 credit agreement originally provided for a $400,000 term loan facility and a $150,000 revolving facility. The $400,000 term loan facility matures in 20 quarterly installments with the last installment due September 30, 2009. The $150,000 revolving facility matures on October 15, 2009 and requires no scheduled payment before that date. The new Canadian and U.K. term loans (aggregate $90,000) under the $660,000 credit agreement are repayable in full by September 30, 2009 and require no scheduled prepayment before that date. The new revolving facilities (aggregate $20,000) mature on October 15, 2009 and require no scheduled prepayment before that date. The interest rate applicable to the Canadian and U.K. term loans and the Canadian and U.K. revolving loans under the credit agreement is the adjusted LIBOR rate in its relevant currency plus an interest rate margin based upon the our leverage ratio. The interest rates applicable to term loans and revolving loans under the credit agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio. Based on our leverage ratio, the margin range

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

7.   Long-Term Debt and Capital Lease Obligations (Continued)

for LIBOR based loans is 0.75% to 1.25%. The interest rate margin was 0.875% as of December 31, 2005. The Company has pledged the stock of certain subsidiaries as well as certain U.S. assets as security for the $660,000 credit agreement. The $660,000 credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. The Company had $4,988 outstanding under letters of credit as of December 31, 2005 and December 25, 2004, respectively.

During the fourth quarter of 2005, the Company prepaid $120,000 of its debt under the $400,000 term loan facility, which resulted in a $2,155 write-off of deferred financing costs.

On July 27, 2005 the Company entered into a $50,000 credit agreement ($50,000 credit agreement), which was subsequently amended on December 20, 2005. The $50,000 credit agreement provides for a $50,000 term loan facility which matures on July 27, 2007 and can be extended for an additional 7 years. The interest rates applicable to term loans under the credit agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the LIBOR rate plus 0.75%. The $50,000 credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. Effective December 20, 2005, the Company amended its $50,000 credit agreement to reflect substantially the same modifications made to the covenants in the $660,000 credit agreement. If the Company chooses to extend the term loan for an additional 7 years, the applicable interest rates after the extension date are equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) plus 0.25% or the LIBOR rate plus 1.25%.

During the second quarter of 2005, the Company converted all of its $185,000 3.5% senior convertible debentures due February 1, 2022 into 4,759,424 shares of common stock. The Company recorded additional equity of $198,020 due to the conversion, which represented the book value of the debentures ($185,000), deferred tax liability associated with the debentures ($14,497) and accrued interest ($1,354), partially offset by the write-off of the deferred financing costs ($2,831). The Company issued $175,000 par value of these senior convertible debentures through a private placement offering on January 24, 2002. Subsequently, the Company issued an additional $10,000 par value of senior convertible debentures through the additional purchase option on February 11, 2002. The Company used a portion of the net proceeds from the senior convertible debenture offering to retire all of its 13.5% senior subordinated notes.

On March 31, 2003, the Company entered into a revolving credit agreement which was terminated on October 20, 2004. The agreement permitted the Company to borrow up to $100,000 at an interest rate based on, at the Company’s option, the greater of the Prime Rate, the Base CD Rate plus 1% and the Federal Funds Effective Rate plus 0.5%, or LIBOR multiplied by the Statutory Reserve Rate plus a spread of 1.25% to 2.50% based on the leverage ratio of the Company and the aggregate borrowing under the revolving credit agreement. Interest was payable, ranging from monthly to semi-annually, based on the Company’s option of interest rate selected. The credit agreement required the Company to pay a quarterly commitment fee which ranges from 25 through 50 basis points annually on the undrawn balance, based on the leverage of the Company. The agreement also required the Company to remain in compliance with certain financial ratios as well as other restrictive covenants. No amounts were outstanding under the credit agreement as of December 27, 2003.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

7.   Long-Term Debt and Capital Lease Obligations (Continued)

Long-term debt consists of the following:

	December 31, 2005	December 25, 2004	December 27, 2003
Senior convertible debentures	$—	$185,000	$185,000
Term loan facilities	295,885	400,000	—
Revolving credit facility	—	100,000	—
Other long-term debt, represents secured and unsecured promissory notes, interest rates between 0% and 4.06% at December 31,2005, maturing between 2006 and 2012	205	844	853
Total debt	296,090	685,844	185,853
Less: current portion of long-term debt	(36,195)	(80,456)	(253)
Long-term debt	$259,895	$605,388	$185,600

Minimum future principal payments of long-term debt at December 30, 2005 are as follows:

Fiscal Year
2006	$36,195
2007	75,164
2008	48,013
2009	136,598
Thereafter	120
Total	$296,090

Capital Leases

The Company has one capital lease for a building and numerous capital leases for equipment. These leases are capitalized using interest rates considered appropriate at the inception of each lease. Assets recorded in connection with these capital leases are not material.

Capital lease obligations amounted to $572 and $1,001 at December 31, 2005 and December 25, 2004, respectively, with maturities through March 31, 2009 at interest rates ranging from 4.6% to 16.5%.

8.   Shareholders’ Equity

Earnings Per Share

Basic earnings per share for 2005, 2004 and 2003 was computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for  2005, 2004 and 2003 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

8.   Shareholders’ Equity (Continued)

Options to purchase 2,027,666 shares, 113,800 shares and 3,234,201 shares were outstanding at December 31, 2005, December 25, 2004 and December 27, 2003, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

Basic weighted average shares outstanding for 2005, 2004 and 2003 excluded the weighted average impact of 20,000 shares of contingently issuable shares. In addition, weighted average shares outstanding for 2005, 2004 and 2003 excluded the weighted average impact of 544,863, 64,241 and 72,139 shares, respectively, of non-vested fixed restricted stock awards.

The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings per share:

	Fiscal Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Numerator:
Net income for purposes of calculating basic earnings per share	$141,999	$89,792	$80,151
After-tax equivalent of interest expense on:
3.5% senior convertible debenture	1,208	4,125	3,982
Income for purposes of calculating diluted earnings per share	$143,207	$93,917	$84,133
Denominator:
Weighted average shares outstanding—Basic	69,730,056	49,601,021	45,448,368
Effect of dilutive securities:
3.5% senior convertible debenture	1,462,474	4,759,455	4,759,455
Stock options and restricted stock	1,424,740	1,346,665	726,291
Warrants	285,115	338,707	380,691
Weighted average shares outstanding—Diluted	72,902,385	56,045,848	51,314,805
Basic earnings per share	$2.04	$1.81	$1.76
Diluted earnings per share	$1.96	$1.68	$1.64

Retained Earnings

Retained earnings includes approximately $2,000 which is restricted due to statutory requirements in the local jurisdiction of a foreign subsidiary as of December 31, 2005 and December 25, 2004.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

8.   Shareholders’ Equity (Continued)

Treasury Shares

On October 26, 2005, the Board of Directors authorized an increase of the Company’s share repurchase program to acquire up to a total of $100,000 of common stock. This was an increase from the share repurchase program of $50,000 approved by the Board of Directors on July 27, 2005. In order to facilitate these share repurchases, the Company has entered into a Rule 10b5-1 Purchase Plan. During 2005, the Company repurchased 396,000 shares of common stock for approximately $17,485. The timing and amount of any future repurchases will depend on market conditions and corporate considerations. Additionally, the Company’s 2000 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, during 2005, the Company acquired 10,175 shares for $512 as a result of such withholdings.

Unearned Compensation

As more fully described in Note 11, the Company granted restricted stock awards at no cost to officers and key employees. The Company recorded $25,511, $1,297 and $1,062 as unearned compensation in shareholders’ equity for the years ended December 31, 2005, December 25, 2004 and December 27, 2003, respectively. The Company recorded $7,614, $932 and $1,101 in compensation expense for these stock awards for 2005, 2004 and 2003, respectively. Additionally, the Company recorded $259 and reversed $176 from unearned compensation in 2004 and 2003, respectively, for performance based restricted stock awards.

During 2004, the Company recorded $11,344 as unearned compensation relating to the fair value of unvested options associated with the Inveresk acquisition. The unearned compensation will be expensed over the original vesting period of the stock options. The Company recorded $7,804 and $2,303 in compensation expense during 2005 and 2004, respectively.

A summary of unearned compensation activity is as follows:

	2005	2004	2003
Balance at beginning of year	$11,607	$1,985	$2,201
Grants	25,511	12,900	886
Cancellations	(915)	(43)	—
Compensation expense	(15,418)	(3,235)	(1,102)
Balance at end of year	$20,785	$11,607	$1,985

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

8.   Shareholders’ Equity (Continued)

Accumulated Other Comprehensive Income

The composition of accumulated other comprehensive income is as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Net Unrealized Gain on Investment Securities	Net Unrealized Gain on Hedging Activities	Accumulated Other Comprehensive Income
Balance at December 27, 2003	$11,252	$(2,070)	$72	$0	$9,254
Period change	21,869	(2,444)	(79)	—	19,346
Tax benefit	(1,909)	969	33	—	(907)
Balance at December 25, 2004	31,212	(3,545)	26	—	27,693
Period change	(20,283)	472	(51)	—	(19,862)
Tax benefit	839	(141)	11	—	709
Balance at December 31, 2005	$11,768	$(3,214)	$(14)	$0	$8,540

Warrants

As part of the recapitalization in 1999, the Company issued 150,000 units, each comprised of a $1,000 senior subordinated note and a warrant to purchase 7.6 shares of common stock of the Company for total proceeds of $150,000. The Company allocated the $150,000 offering proceeds between the senior subordinated notes ($147,872) and the warrants ($2,128), based upon the estimated fair value. The portion of the proceeds allocated to the warrants is reflected as capital in excess of par in the accompanying consolidated financial statements. Each warrant entitles the holder, subject to certain conditions, to purchase 7.6 shares of common stock of the Company at an exercise price of $5.19 per share of common stock, subject to adjustment under some circumstances. Upon exercise, the holders of warrants would be entitled to purchase 165,110 and 383,990 shares of common stock of the Company as of December 31, 2005 and December 25, 2004, respectively. The warrants expire on October 1, 2009.

Accelerated Vesting

On December 7, 2005, the Company accelerated the vesting of 724,000 outstanding options granted to certain employees on February 13, 2004 to purchase common stock at an exercise price $43.07. As a result of the acceleration, the Company recorded a charge of $1,556 based on the closing price of the Company’s stock.

As a result of the accelerated vesting in advance of the effective date of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment,” Charles River expects to reduce the pre-tax stock option expense it would otherwise have been required to record.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

9.   Income Taxes

An analysis of the components of income before income taxes, minority interests and earnings from equity investments and the related provision for income taxes is presented below:

	Fiscal Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Income before income taxes, minority interests and earnings from equity investments
U.S.	$84,029	$100,261	$94,932
Non-U.S.	76,384	52,264	37,698
	$160,413	$152,525	$132,630
Income tax provision
Current:
Federal	$29,300	$24,604	$21,806
Foreign	17,889	22,629	15,048
State and local	4,161	4,844	5,319
Total current	51,350	52,077	42,173
Deferred:
Federal	(27,299)	16,050	7,685
Foreign	(2,691)	(8,530)	—
State and local	(4,784)	1,559	1,205
Total deferred	(34,774)	9,079	8,890
	$16,576	$61,156	$51,063

Net deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws.

	December 31, 2005	December 25, 2004
Compensation related	$28,007	$24,841
Accruals	2,602	3,745
Financing related	0	(13,175)
Goodwill and other intangibles	(15,254)	(23,483)
Net operating loss and credit carryforwards	36,645	48,663
Depreciation and amortization	(23,436)	(21,619)
Non-indefinitely reinvested earning	0	(40,985)
Deferred Income	4,142	2,645
Other	1,007	(2,326)
	33,713	(21,694)
Valuation allowance	(6,416)	(10,362)
Total deferred taxes	$27,297	$(32,056)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

9.   Income Taxes (Continued)

Reconciliations of the statutory U.S. federal income tax rate to effective tax rates are as follows:

	December 31, 2005	December 25, 2004	December 27, 2003
Tax at statutory U.S. tax rate	35.0%	35.0%	35.0%
Foreign tax rate differences	(1.9)%	(1.8)%	1.3%
State income taxes, net of federal tax benefit	1.9%	2.7%	3.2%
Change in valuation allowance	(0.8)%	(1.4)%	—
Net impact of repatriation, reorganization and change in assertion	(17.6)%	0.0%	—
Research tax credits and enhanced deductions	(7.5)%	(0.8)%
Write off of other deferred tax assets and liabilities.	0.6%	5.0%	—
Other	0.6%	1.4%	(1.0)%
	10.3%	40.1%	38.5%

During the fourth quarter of 2005, the Company repatriated $148,027 of its accumulated foreign earnings in a distribution that qualified under the American Jobs Creation Act of 2004 (“AJCA”). The distribution was primarily from the pre-acquisition foreign earnings of Inveresk. The Company provided for income taxes on substantially all of Inveresk’s unremitted foreign earnings at the time of the Inveresk acquisition based on the tax rates in effect at date of the acquisition. As a result, the Company recorded a tax benefit of $24,060 from the impact of the change in tax law on the $148,027 distribution. As part of its plan of distribution, the Company restructured its UK operations in order to distribute the funds in the most tax efficient manner and incurred a non-cash charge of $23,110 related to an increase in the deferred tax liability on the remaining undistributed earnings of Inveresk.  In addition, the Company incurred an additional tax of $1,883 on the write-off of deferred tax assets.

Also during the fourth quarter of 2005, the Company changed its assertion with respect to the remaining unremitted pre-acquisition earnings of Inveresk in order to fund the expansion of the Company’s preclinical facilities and an increased UK pension funding requirement. These earnings and the earnings distributed under the AJCA were previously not considered permanently reinvested. The Company recorded a non-cash benefit from the change in assertion of $29,204.

As of December 31, 2005, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $147,882. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. taxes and withholding taxes payable to the various foreign countries. It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

During the second quarter of 2005, the Company realized a tax benefit of $14,497 when it converted all of its $185,000 3.5% senior convertible debentures.  Also in 2005, the Company also recorded a reduction to income taxes payable for $7,600 from the exercise of stock options. The benefit from both of these items has been recorded to additional paid in capital.

The change in valuation allowance in 2005 primarily relates to the expiration of a state net operating loss carryforward and the reversal of $2,684 on acquired foreign net operating losses. The reversal of the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

9.   Income Taxes (Continued)

$2,684 was recorded to goodwill. As of December 31, 2005, the company has provided a valuation allowance of $6,416 of which approximately $5,738 will result in a reduction to goodwill upon the reversal. The Company has recognized the balance of deferred tax assets on the belief that it is more likely than not they will be realized. This belief is based on all available evidence including historical operating results, projections of taxable income and tax planning strategies.

As of December 31, 2005, the Company has total U.S. net operating loss carryforwards of approximately $9,075 which will begin to expire in 2024. Non-U.S. net operating losses at December 31, 2005 were $36,741 which may be carried forward indefinitely. Additionally, the Company has U.S. foreign tax credit carryforwards of $13,280 which will begin to expire in 2009.  The Company has Canadian Investment Tax Credit Carryforwards of $9,262 as a result of its research and development activity in Montreal, which begin to expire in 2013.

During 2004, the Company reorganized its European operations. The purpose of the reorganization was to streamline the legal entity structure in order to improve operating efficiency and cash management, facilitate acquisitions and provide tax benefits. The reorganization, which did not involve reductions of personnel or facility closures, resulted in a one-time, non-cash charge to earnings in the first quarter of 2004 of $7,900 due primarily to the write-off of a deferred tax asset. In conjunction with the restructuring of its European operations, the Company recorded a tax benefit of $2,111 on the reduction of a valuation allowance on its foreign tax credits.

In connection with the 1999 recapitalization transaction, the Company elected under Internal Revenue Code Section 338(h)(10) to treat the transaction as a purchase resulting in a step-up in the tax basis of the underlying assets. The election resulted in the recording of a deferred tax asset in 1999, net of valuation allowance, of approximately $99,506 for the estimated future tax benefits associated with the increased tax basis of the assets. For financial reporting purposes, the benefit was treated as a contribution to capital in 1999. As of December 31, 2005, the net deferred tax asset pertaining to the election under section 338(h)(10) of the Internal Revenue Code was $53,718. The Company expects to realize the net benefit of the deferred tax asset over a 15 year period from the date of the 1999 recapitalization transaction through annual tax deductions which are expected to reduce future tax payments. It is possible that the Internal Revenue Service (IRS) may challenge the availability of the Section 338(h)(10) election to the Company as a result of the Company’s reorganization in connection with the initial public offering in 2000. If the IRS were successful, the expected future tax benefits from the election would not be available and the Company would be required to write off the related deferred tax assets by recording a non-recurring expense in the results of operations in an amount equal to such deferred tax assets. The Company believes that the reorganization and liquidating distribution should not have any impact upon the election for federal income tax purposes. However, the IRS may reach a different conclusion.

10.   Employee Benefits

401(k) Employee Savings Plan

The Company’s defined contribution plan, the Charles River Laboratories Employee Savings Plan, qualifies under section 401(k) of the Internal Revenue Code. It covers substantially all U.S. employees and contains a provision whereby the Company matches a percentage of employee contributions. The costs

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

10.   Employee Benefits (Continued)

associated with the defined contribution plan totaled $3,316, $2,986 and $2,225, in 2005, 2004, and 2003, respectively.

Pension Plans

The Charles River Laboratories, Inc. Pension Plan (Pension Plan), is a qualified, non-contributory plan that covers certain U.S. employees. Benefits are based on participants’ final average monthly compensation and years of service. Participants’ rights vest upon completion of five years of service. Effective January 1, 2002, the plan was amended to exclude new participants from joining the plan. Benefit criteria offered to existing participants as of the amendment date did not change.

Under another defined benefit plan, the Company provides some executives with supplemental retirement benefits. This plan, the Executive Supplemental Life Insurance Retirement Plan (ESLIRP), is unfunded and non-qualified under the provisions of the Employee Retirement Income Securities Act of 1974. The Company has, however, obtained several key-person life insurance policies with the intention of using their cash surrender value to fund the ESLIRP. At December 31, 2005 and December 25, 2004, the cash surrender value of these policies was $7,423 and $7,391, respectively.

The Charles River Japan and Charles River Canada defined benefit pension plans are non-contributory plans that cover substantially all employees of those respective companies. Benefits are based upon length of service and final salary.

In connection with the Inveresk acquisition on October 20, 2004, the Company assumed a defined contribution plan and a defined benefit pension plan covering certain employees. Contributions under the defined contribution plan are determined as a percentage of gross salary. The Company assumed a combined benefit obligation of $125,552 and combined plan assets of $62,908. The assumed benefit obligation was adjusted in 2005 to properly reflect the benefit obligation at the acquisition date. The defined contribution plan was amended subsequent to the acquisition to change the benefit structure for future service in the plan by increasing the normal retirement age and limiting increases in pensionable pay. The amendment reduced the benefit obligation by $15,802 as of December 25, 2004.

The following table provides reconciliations of the changes in benefit obligations, fair value of plan assets and funded status of the defined benefit plans.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

10.   Employee Benefits (Continued)

Obligations and Funded Status

	Pension Benefits		Supplemental Retirement Benefits
	2005	2004	2005	2004
Change in benefit obligations
Benefit obligation at beginning of year	$175,901	$46,934	$16,303	$13,037
Benefit obligation assumed	5,592	119,960		—
Service cost	5,824	4,081	484	283
Interest cost	9,302	3,726	1,031	832
Benefit payments	(5,044)	(1,333)	(533)	(521)
Plan participants’ contributions	1,134	198		—
Actuarial loss (gain)	3,930	14,313	2,154	2,672
Plan amendments		(15,802)		—
Effect of foreign exchange	(5,093)	3,824	—	—
Benefit obligation at end of year	$191,546	$175,901	$19,439	$16,303
Change in plan assets
Fair value of plan assets at beginning of year	$111,742	$42,040	$—	$—
Plan assets assumed		62,908		—
Actual return on plan assets	16,758	5,117		—
Employer contributions	15,930	1,376	533	521
Plan participants’ contributions	1,134	198		—
Benefit payments	(5,581)	(1,333)	(533)	(521)
Insured assets	—	1,436	—	—
Fair value of plan assets at end of year	$139,983	$111,742	$—	$—
Funded status
Funded status	$(51,563)	$(64,159)	$(19,439)	$(16,303)
Unrecognized transition obligation		—		—
Unrecognized prior-service cost	(10,546)	(13,606)	(972)	(1,134)
Unrecognized gain	11,699	17,904	8,323	7,060
Net amount recognized	$(50,410)	$(59,861)	$(12,088)	$(10,377)
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$279	$3,801	$—	$—
Accrued benefit cost	(52,835)	(63,662)	(17,567)	(16,326)
Intangible asset		—		—
Accumulated other comprehensive income	2,146	—	5,479	5,949
Net amount recognized	$(50,410)	$(59,861)	$(12,088)	$(10,377)

The accumulated benefit obligation for all defined benefit plans was $177,130 and $161,273 at December 31, 2005 and December 25, 2004, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

10.   Employee Benefits (Continued)

Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets

	Pension Benefits		Supplemental Retirement Benefits
	2005	2004	2005	2004
Projected benefit obligation	$134,043	$121,916	19,439	$16,303
Accumulated benefit obligation	132,271	120,165	17,479	16,240
Fair value of plan assets	98,396	68,259	—	—

Components of net periodic benefit cost

	Pension Benefits			Supplemental Retirement Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$5,824	$4,081	$2,980	$484	$283	$425
Interest cost	9,302	3,726	2,344	1,031	832	729
Expected return on plan assets	(8,209)	(4,123)	(2,925)	—	—	—
Amortization of transition obligation	—	4	16	—	—	—
Amortization of prior service cost	(541)	288	288	(162)	(162)	(162)
Amortization of net loss	633	76	460	892	582	466
Net periodic benefit cost	$7,009	$4,052	$3,163	2,245	$1,535	$1,458

Additional information

	Pension Benefits		Supplemental Retirement Benefits
	2005	2004	2005	2004
Increase (decrease) in minimum liability included in other comprehensive income, net of tax	—	$(4)	$331	$(1,471)

Assumptions

Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Supplemental Retirement Benefits
	2005	2004	2005	2004
Discount rate	4.93%	5.49%	5.65%	5.75%
Rate of compensation increase	3.32%	4.36%	4.75%	4.75%

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

10.   Employee Benefits (Continued)

Weighted-average assumptions used to determine net periodic benefit cost

	Pension Benefits			Supplemental Retirement Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.28%	5.59%	5.73%	5.75%	6.00%	6.00%
Expected long term return on plan assets	7.28%	7.63%	8.36%	—	—	—
Rate of compensation increase	3.32%	4.36%	4.58%	4.75%	4.75%	4.75%

The expected long term rate of return on plan assets was made considering the pension plan’s asset mix, historical returns and expected yields on plan assets.

Plan Assets

The Company’s pension plan weighted-average asset allocations by asset category are as follows:

	Target Allocation	Pension Benefits
	2006	2005	2004
Equity securities	68%	65%	69%
Fixed income	32%	26%	27%
Other	0%	9%	4%
Total	100%	100%	100%

The Company’s investment objective is to obtain the highest possible return commensurate with the level of assumed risk. Fund performances are compared to benchmarks including the S&P 500 Index, Russell 1000 Index, Russell 3000 Index and Lehman Brothers Aggregate Bond Index. The Company’s Investment Committee meets on a quarterly basis to review plan assets.

The Company’s plan assets did not include any of the Company’s common stock at December 31, 2005 and December 25, 2004.

Cash Flows

Contributions

During 2005, the Company contributed $15,930 to its pension plans which included additional funding of $10,936 for our U.K. pension plan. The Company expects to contribute $7,646 to its pension plans in 2006.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

10.   Employee Benefits (Continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Supplemental Retirement Benefits
2006	$2,802	$557
2007	3,138	584
2008	3,395	626
2009	3,743	826
2010	4,127	940
2011 – 2016	30,080	6,510

11.   Stock Compensation Plans

The 1999 Management Incentive Plan (1999 Plan) is administered by the Company’s Compensation Committee of the Board of Directors. The 1999 Plan has a total of 1,784,384 shares authorized, of which 4,317 shares are available for grant as of December 31, 2005. Awards of 15,100, 0 and 23,000 non-qualified stock options were granted under the 1999 Plan in 2005, 2004 and 2003, respectively. As of December 31, 2005, options to purchase 367,672 shares were exercisable under the 1999 Plan. Options granted pursuant to the 1999 Plan are subject to a vesting schedule based on three distinct measures. Certain options vest solely with the passage of time (incrementally typically over three years so long as the optionee continues to be employed by the Company). The remainder of the options vest over time but contain clauses providing for the acceleration of vesting upon the achievement of certain performance targets or the occurrence of certain liquidity events. All options currently granted expire on or before February 17, 2015. The exercise price of all options granted under the 1999 Plan is the fair market value of the underlying common stock at the time of the grant.

Effective June 5, 2000, the Board of Directors adopted and the Company’s shareholders approved the 2000 Incentive Plan (2000 Plan), which provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted or unrestricted common stock and other equity awards. The 2000 Plan has a total of 9,889,000 shares authorized, of which 3,484,544 are available for grant as of December 31, 2005. Options granted pursuant to the 2000 Plan vest incrementally, typically over three years, so long as the employee continues to be employed by the Company. All options granted under the 2000 Plan expire on or before December 1, 2015. The exercise price of all options currently granted under the 2000 Plan is the fair value of the underlying common stock at the time of grant. A total of 1,686,168, 1,441,300 and 1,478,200 stock option awards were made under the 2000 Plan in 2005, 2004 and 2003, respectively, of which 3,036,456 awards were exercisable as of December 31, 2005.

Under the Company’s 2000 Plan, shares of restricted common stock of the Company may be granted at no cost to officers and key employees. Recipients are entitled to cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of these shares until they vest, which is typically over a three-year period. Upon issuance of restricted stock awards under the plan, unearned compensation equivalent to the market value at the measurement date is charged to shareholders’ equity and

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

11.   Stock Compensation Plans (Continued)

subsequently amortized as compensation expense over the vesting period. The Company granted 535,555, 24,700 and 32,300 restricted stock awards at no cost. Additionally, the Company issued 30,000 performance-based restricted stock awards at no cost to the Company’s Chief Executive Officer and President during 2002. Vesting of these awards is contingent upon the achievement of certain annual earnings per share growth targets over the vesting period. These shares are accounted for as variable awards and the related unearned compensation and compensation expense are adjusted based on the closing market price of the Company’s common stock until the shares are vested. The Company recorded $259 and reversed $176 from unearned compensation in 2004 and 2003, respectively, for performance based restricted stock awards. As a result of the merger with Inveresk, the earnings per share target was not obtained, therefore, during 2004 the Company reversed $537 of previously recorded compensation expense. During 2003, the Company recorded $251 in compensation expense in connection with these awards. The weighted average fair value of all restricted stock awards issued during 2005, 2004 and 2003 was $47.63, $43.54 and $32.87, respectively. As of December 31, 2005, a total of 564,863 restricted stock awards were outstanding.

In connection with the Inveresk acquisition, the Company assumed Inveresk’s stock compensation plans. Stock options of 1,439,882 and 50,000 were assumed from the Inveresk Research Group, Inc. 2002 Stock Option Plan (Inveresk Stock Option Plan) and the Inveresk Research Group, Inc. 2002 Non-employee Directors Stock Option Plan (Inveresk Director Plan), respectively. Stock options under the Inveresk Stock Option Plan, which provides options to employees of Inveresk, vest in equal installments over the three years following the date of grant. At December 31, 2005, options to purchase 282,410 shares were exercisable under the plan. Stock options under the Inveresk Directors Plan, which provides options to non-executive directors of Inveresk, vest three years following the date of grant. At December 31, 2005, there were no options to purchase shares exercisable under the plan.

In 2004, the Company’s Board of Directors initiated a new performance-based management incentive program (Mid-Term Incentive (MTI) Program), as a carve-out from the shareholder approved 2000 Plan. The MTI Program provides that up to a maximum of 218,000 performance units may be granted to senior executives and certain other key employees of the Company based on achieving financial performance targets for 2006. The MTI Program units, which equal the value of one share of Company stock, will be paid out to participating employees in the form of cash and restricted stock. For a participant to be eligible to receive payment for 2004 MTI units, the employee must remain employed with the Company until at least the beginning of 2007. The restricted stock, which requires continued employment beyond 2007, vests over the ensuing two-year period.

The Company will accrue compensation expense for the MTI Program obligations over the period the participating employees are required to be employed by the Company. The Company recorded $(109) and $1,154 as compensation expense in 2005 and 2004, respectively, of which $(55) and $581 was recorded as capital in excess of par value and $(54) and $573 was recorded as accrued compensation. The accrual for the MTI Program is marked to market on a quarterly basis. Accordingly, changes in the market value of Company stock could materially affect this compensation expense. In February 2005, the Compensation Committee of the Board of Directors determined that it would not make any future awards under the MTI Program.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

11.   Stock Compensation Plans (Continued)

In conjunction with the 2000 Plan, the Board of Directors adopted, and the Company’s shareholders approved, the 2000 Directors Stock Plan (Directors Plan), which in the past provided for the grant of both automatic and discretionary nonstatutory stock options to non-employee directors. The Company currently intends to award stock options to non-employee directors through the 2000 Plan. On the day of each annual meeting of shareholders, each independent director who served during the prior year will be awarded an option to purchase shares of our common stock (pro-rated if the director did not serve for the entire preceding year). The Directors Plan has a total of 100,000 shares authorized, of which 10,000 shares are available to be granted as of December 31, 2005. Awards of 4,000 stock options were granted under the Directors Plan in 2005. No stock options were awarded under this plan during 2004 and 2003. There are 26,000 options exercisable under the Directors Plan as of December 31, 2005. Options granted pursuant to the Directors Plan generally vest on the first anniversary of the date of grant. All options granted expire on or before February 17, 2015. The exercise price of the options granted under the Directors Plan is the fair market value of the underlying common stock at the time of grant.

The following table summarizes stock option activities under the 1999 Plan, the 2000 Plan, and the Directors Plan:

	Shares	Exercise Price	Weighted Average Exercise Price
Options outstanding as of December 28, 2002	3,534,179	$5.33 - $39.25	$21.60
Options granted	1,500,875	$26.25 - $36.47	$32.78
Options exercised	(375,469)	$5.33 - $32.15	$8.18
Options canceled	(132,593)	$16.00 - $39.00	$32.23
Options outstanding as of December 27, 2003	4,526,992	$5.33 - $39.25	$26.13
Options assumed	1,489,882	$0.03 - $45.94	$19.47
Options granted	1,417,100	$40.34 - $47.40	$43.30
Options exercised	(1,507,421)	$0.03 - $39.25	$17.62
Options canceled	(338,666)	$13.25 - $43.07	$34.97
Options outstanding as of December 25, 2004	5,587,887	$0.24 - $47.40	$30.47
Options granted	1,335,908	$44.00 - $50.59	$47.66
Options exercised	(1,083,680)	$0.24 - $43.07	$23.98
Options canceled	(285,775)	$13.25 - $47.75	$39.95
Options outstanding as of December 31, 2005	5,554,340	$0.03 - $50.59	$35.39
Options exercisable as of December 27, 2003	2,088,473	$5.33 - $39.25	$18.47
Options exercisable as of December 25, 2004	2,394,043	$0.24 - $39.25	$24.00
Options exercisable as of December 31, 2005	3,712,538	$0.24 - $47.40	$32.08

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

11.   Stock Compensation Plans (Continued)

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Outstanding as of December 31, 2005	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable as of December 31, 2005	Weighted Average Exercise Price
$0.00 - $10.00	347,838	3.8	$5.23	347,838	$5.23
$10.01 - $20.00	293,822	5.8	$14.27	293,822	$14.27
$20.01 - $30.00	322,359	7.2	$27.09	117,318	$25.94
$30.01 - $40.00	2,142,445	6.7	$32.87	1,718,756	$32.78
$40.01 - $50.00	2,441,026	8.3	$45.49	1,234,804	$43.49
$50.01 - $60.00	6,850	9.7	$50.59	—	$—
	5,554,340	7.2	$35.39	3,712,538	$32.08

12.   Joint Ventures

The Company holds investments in several joint ventures including Charles River Mexico and Charles River Japan. These joint ventures are separate legal entities whose purpose is consistent with the overall operations of the Company and represent geographic and business segment expansions of existing markets. The financial results of all joint ventures were consolidated in the Company’s results as the Company has the ability to exercise control over these entities. The interests of the outside joint venture partners in these joint ventures have been recorded as minority interests totaling $9,718 and $9,792 at December 31, 2005 and December 25, 2004, respectively.

13.   Commitments and Contingencies

Operating Leases

The Company has commitments for various operating leases for machinery and equipment, vehicles, office equipment, land and office space. Rent expense for all operating leases was $19,542, $10,663 and $12,057 in 2005, 2004, and 2003, respectively. Future minimum payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2005:

2006	$19,545
2007	18,300
2008	14,827
2009	11,588
2010	8,290
Thereafter	$12,821

Insurance

The Company maintains insurance for workers’ compensation, various liability lines and employee medical with per claim loss limits up to $500. Aggregate loss limits for workers compensation, auto liability

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

13.   Commitments and Contingencies (Continued)

and general liability is projected at $4,450. Related accruals were $5,447 and $6,156 on December 31, 2005 and December 25, 2004, respectively.

Litigation

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s consolidated financial statements.

14.   Related Party Transactions

Ajinomoto Company, Inc. (Ajinomoto) is a minority shareholder in Charles River Japan. Charles River Japan conducts certain business transactions with Ajinomoto, including the purchase of information technology systems and services, engineering services, product delivery services and the reimbursement of employee compensation. Charles River Japan incurred expenses related to these services of $4,639, $6,053 and $4,584 during 2005, 2004 and 2003, respectively. As of December 31, 2005 and December 25, 2004, Charles River Japan had amounts due to Ajinomoto totaling $1,427 and $3,766, respectively. In addition, Charles River Japan sold products to Ajinomoto totaling $736, $1,090 and $1,011 during 2005, 2004 and 2003, respectively.

During 2004, the Company closed its joint venture company Charles River Proteomics. Proteome Systems, Ltd. (Proteome) was a minority shareholder in Charles River Proteomics. During 2002, Charles River Proteomics purchased a hardware platform from Proteome, of which $113 was paid in 2003. During 2003, Charles River Proteomics paid Proteome $190 for training on the hardware platform, borrowed $100 against a working capital loan from Proteome and purchased laboratory supplies from Proteome. Charles River Proteomics incurred expenses related to the laboratory supplies of $39 and $17 during 2004 and 2003, respectively.

15.   Business Segment and Geographic Information

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company discloses financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company reports three segments, called Research Models and Services (RMS), Preclinical Services and Clinical Services.

RMS includes the Company’s research model business, research model services, vaccine support services and in vitro technology services. Preclinical Services includes development services which enable customers to accelerate their drug discovery and development process. These services are FDA compliant services that aid customers in drug safety assessment and biologicals safety testing. Clinical Services includes services consisting of designing, monitoring and managing trials of new pharmaceutical, biostatistical, product registration and pharmacovigilance services.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

15.   Business Segment and Geographic Information (Continued)

The following table presents sales and other financial information by business segment. Net sales represent sales originating in entities primarily engaged in either provision of Research Models and Services, Preclinical Services or Clinical Services. Long lived assets include property, plant and equipment, goodwill, other intangibles and other long lived assets.

	2005	2004	2003
Research Models and Services
Net sales	$503,168	$476,668	$428,176
Gross margin	215,649	206,797	182,318
Operating income	159,756	152,556	136,518
Total assets	484,975	569,765	573,038
Long-lived assets	217,414	211,110	195,082
Depreciation and amortization	20,016	17,872	16,974
Capital expenditures	24,558	26,559	23,776
Preclinical Services
Net sales	$488,549	$265,977	$185,547
Gross margin	169,684	86,230	51,347
Operating income	58,594	33,622	17,521
Total assets	1,574,554	1,566,230	226,516
Long-lived assets	1,415,642	1,422,151	171,981
Depreciation and amortization	67,602	25,443	12,590
Capital expenditures	70,332	18,493	8,928
Clinical Services
Net sales	$130,511	$24,272	$—
Gross margin	43,402	5,539	—
Operating income	6,005	731	—
Total assets	478,683	490,840	—
Long-lived assets	417,920	432,856	—
Depreciation and amortization	14,837	2,994	—
Capital expenditures	660	284	—

A reconciliation of segment operating income to consolidated operating income is as follows:

	Fiscal Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Total segment operating income	$224,355	$186,909	$154,039
Unallocated corporate overhead	(43,336)	(26,586)	(15,486)
Consolidated operating income	$181,019	$160,323	$138,553

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

15.   Business Segment and Geographic Information (Continued)

A summary of unallocated corporate overhead consists of the following:

	December 31, 2005	December 25, 2004	December 27, 2003
Restricted stock and performance based compensation expense	$16,865	$4,389	$1,102
U.S. pension expense	5,418	3,483	3,591
Audit, tax and related expense	2,679	4,063	1,327
Bonus expense	1,164	3,343	1,115
Executive officers’ salaries	1,878	1,612	1,519
Other general unallocated corporate expenses	15,332	8,968	6,832
	$43,336	$26,586	$15,486

Other general unallocated corporate expenses consist of various costs including those associated with senior executive salaries and departments such as corporate accounting, legal and investor relations.

The following table presents sales and other financial information by geographic regions. Included in the other non-U.S. category below are the Company’s operations located in Australia, Canada, China, and Mexico. Sales to unaffiliated customers represent net sales originating in entities physically located in the identified geographic area. Long-lived assets include property, plant and equipment, goodwill, other intangibles, and other long-lived assets.

	U.S.	Europe	Canada	Japan	Other Non U.S.	Consolidated
2005
Sales to unaffiliated customers	$577,473	$322,953	$151,839	$58,163	$11,800	$1,122,228
Long-lived assets	526,840	671,950	799,966	42,693	9,525	2,050,974
2004
Sales to unaffiliated customers	$488,823	$177,666	$32,438	$57,126	$10,864	$766,917
Long-lived assets	514,700	700,631	797,751	48,215	4,820	2,066,117
2003
Sales to unaffiliated customers	$424,578	$117,894	$9,716	$52,617	$8,918	$613,723
Long-lived assets	246,630	65,452	6,388	43,867	4,726	367,063

FINANCIAL STATEMENT SCHEDULES

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

Income Tax Valuation Allowance

Balance at December 28, 2002	$4,051
Provisions	—
Releases	—
Balance at December 27, 2003	4,051
Provisions	8,422
Releases	(2,111)
Balance at December 25, 2004	10,362
Provisions	678
Releases	(4,624)
Balance at December 31, 2005	$6,416

Allowance for Doubtful Accounts

Balance at December 28, 2002	$1,540
Provisions	1,494
Recoveries/Write-offs	(1,390)
Balance at December 27, 2003	1,644
Provisions	786
Acquisitions	1,943
Recoveries/Write-offs	(536)
Balance at December 25, 2004	3,837
Provisions	139
Recoveries/Write-offs	(1,459)
Balance at December 31, 2005	$2,517

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

SUPPLEMENTARY DATA

Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share amounts)
Year ended December 31, 2005
Net sales	$273,722	$283,413	$273,938	$291,155
Gross profit	104,611	111,786	106,793	105,545
Operating income	45,396	49,853	49,494	36,276
Net income (loss)	27,648	31,860	32,073	50,418
Earnings (loss) per common share
Basic	$0.42	$0.46	$0.45	$0.70
Diluted	$0.40	$0.44	$0.44	$0.69
Year ended December 25, 2004
Net sales	$172,637	$180,193	$176,026	$238,061
Gross profit	68,828	74,621	69,397	85,720
Operating income	39,517	44,203	43,374	33,229
Net income	17,594	26,300	25,821	20,077
Earnings per common share
Basic	$0.38	$0.57	$0.56	$0.33
Diluted	$0.36	$0.52	$0.51	$0.32
Year ended December 27, 2003
Net sales	$152,125	$154,364	$151,194	$156,040
Gross profit	57,982	59,585	56,492	59,606
Operating income	33,848	35,006	34,256	35,443
Net income	19,354	20,561	19,591	20,645
Earnings per common share
Basic	$0.43	$0.45	$0.43	$0.45
Diluted	$0.40	$0.42	$0.40	$0.42

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
SUPPLEMENTARY DATA

Quarterly Segment Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands)
Year ended December 31, 2005
Research Models and Services
Sales	$127,912	$130,771	$118,882	$125,603
Gross margin	56,586	57,755	50,020	51,288
Operating income	42,308	43,050	36,713	37,685
Depreciation and amortization	4,729	5,047	5,024	5,216
Capital Expenditures	5,275	6,516	5,584	7,183
Preclinical Services
Sales	$114,072	$119,107	$122,661	$132,709
Gross margin	38,188	42,962	44,970	43,564
Operating income	12,516	17,717	19,245	9,116
Depreciation and amortization	16,993	16,596	16,491	17,522
Capital Expenditures	7,023	5,176	40,023	18,110
Clinical Services
Sales	$31,738	$33,535	$32,395	$32,843
Gross margin	9,837	11,069	11,803	10,693
Operating income	833	1,948	3,072	152
Depreciation and amortization	3,704	3,714	3,681	3,738
Capital Expenditures	100	159	96	305
Unallocated	$(10,261)	$(12,862)	$(9,536)	$(10,677)
Total
Sales	$273,722	$283,413	$273,938	$291,155
Gross margin	104,611	111,786	106,793	105,545
Operating income	45,396	49,853	49,494	36,276
Depreciation and amortization	25,426	25,357	25,196	26,476
Capital Expenditures	12,398	11,851	45,703	25,598

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
SUPPLEMENTARY DATA

Quarterly Segment Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands)
Year ended December 25, 2004
Research Models and Services
Sales	$119,477	$120,085	$118,089	$119,017
Gross margin	52,771	54,277	50,897	48,852
Operating income	38,751	41,041	38,043	34,721
Depreciation and amortization	4,309	4,296	4,507	4,760
Capital Expenditures	3,443	4,952	6,970	11,194
Preclinical Services
Sales	$53,160	$60,108	$57,937	$94,772
Gross margin	16,057	20,344	18,500	31,329
Operating income	7,574	11,397	9,836	4,815
Depreciation and amortization	3,528	3,400	3,572	14,943
Capital Expenditures	1,082	2,390	3,274	11,747
Clinical Services
Sales	$—	$—	$—	$24,272
Gross margin	—	—	—	5,539
Operating income	—	—	—	731
Depreciation and amortization	—	—	—	2,994
Capital Expenditures	—	—	—	284
Unallocated	$(6,808)	$(8,235)	$(4,505)	$(7,038)
Total
Sales	$172,637	$180,193	$176,026	$238,061
Gross margin	68,828	74,621	69,397	85,720
Operating income	39,517	44,203	43,374	33,229
Depreciation and amortization	7,837	7,696	8,079	22,697
Capital Expenditures	4,525	7,342	10,244	23,225

Item 9.                        Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934 , the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of December 31, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)          Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2005 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on our internal controls over financial reporting can be found in Item 8 of this report. The Independent Registered Public Accounting Firm’s attestation report on management’s assessment of the effectiveness of our internal control over financial reporting can also be found in Item 8 of this report.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

A.              Directors and Compliance with Section 16(a) of the Exchange Act

The information required by this Item regarding the directors of the Company and compliance with Section 16(a) of the Exchange Act by the Company’s officers and directors will be included in the 2006 Proxy Statement under the section captioned “Management” and is incorporated herein by reference thereto.

B.               Executive Officers of the Company

The information required by this Item regarding the executive officers of the Company is reported in Part I of this Form 10-K under the heading “Supplementary Item. Executive Officers of the Registrant pursuant to Instruction 3 to Item 401(b) of Regulation S-K.”

C.               Audit Committee Financial Expert

The information required by this Item regarding the audit committee of the Board of Directors and financial experts will be included in the 2006 Proxy Statement under the section captioned “Audit Committee Financial Expert” and is incorporated herein by reference thereto.

D.              Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its employees and directors, including the principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. The Company’s Code of Business Conduct and Ethics is posted on our website at http://ir.criver.com. The Company will provide to any person, without charge, a copy of its Code of Business Conduct and Ethics by requesting a copy from the Secretary, Charles River Laboratories, Inc., 251 Ballardvale Street, Wilmington, MA 01887.

Item 11.                 Executive Compensation

The information required by this Item will be included in the 2006 Proxy Statement under the sections captioned “Compensation of Directors,” “Executive Compensation” and “Report of Compensation Committee” and is incorporated herein by reference thereto.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the 2006 Proxy Statement under the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference thereto. See also Item 5. “Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance Under Equity Compensation Plans” for the disclosure required by Item 201(d) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Item 13.                 Certain Relationships and Related Transactions

The information required by this Item will be included in the 2006 Proxy Statement under the section captioned “Certain Relationships and Related Transactions” and is incorporated herein by reference thereto.

Item 14.                 Principal Accountant Fees and Services

The information required by this Item will be included in the 2006 Proxy Statement under the section captioned “Statement of Fees Paid to Independent Accountants” and is incorporated herein by reference thereto.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

Item 15(a)(1) and (2) and Item 15(d) Financial Statements and Schedules

See “Index to Consolidated Financial Statements and Financial Statements Schedules” at Item 8 to this Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3) and Item 15(c) Exhibits

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
By:	/s/ THOMAS F. ACKERMAN	Date: March 10, 2006
Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
By:	/s/ JAMES C. FOSTER	President, Chief Executive Officer and	March 10, 2006
	James C. Foster	Chairman
By:	/s/ THOMAS F. ACKERMAN	Corporate Executive Vice President and	March 10, 2006
	Thomas F. Ackerman	Chief Financial Officer
By:	/s/ STEPHEN D. CHUBB	Director	March 10, 2006
Stephen D. Chubb
By:	/s/ GEORGE E. MASSARO	Director	March 10, 2006
George E. Massaro
By:	/s/ LINDA MCGOLDRICK	Director	March 10, 2006
Linda McGoldrick
By:	/s/ GEORGE M. MILNE, JR.	Director	March 10, 2006
George M. Milne, Jr.
By:	/s/ DOUGLAS E. ROGERS	Director	March 10, 2006
Douglas E. Rogers
By:	/s/ SAMUEL O. THIER	Director	March 10, 2006
Samuel O. Thier
By:	/s/ WILLIAM H. WALTRIP	Director	March 10, 2006
William H. Waltrip

EXHIBIT INDEX

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation of Charles River Laboratories International, Inc. (filed as Exhibit 3.1). (1)
3.2		By-laws of Charles River Laboratories International, Inc. (Filed as Exhibit 3.2). (1)
4.1		Form of certificate representing shares of common stock, $0.01 per value per share (Filed as Exhibit 4.1). (1)
10.1		Joint Venture Agreement between Ajinomoto Co., Inc. and Charles River Breeding Laboratories, Inc., dated June 24, 1981, and ancillary agreements, amendments and addenda (Filed as Exhibit 10.6). (2)
10.4		Severance Agreement between Charles River Laboratories, Inc. and Real H. Renaud, dated January 20, 1992 (Filed as Exhibit 10.10). (1)+
10.5		1999 Charles River Laboratories Officer Separation Plan (Filed as Exhibit 10.11). (1)+
10.6	*	Charles River Laboratories 1999 Management Stock Incentive Plan. +
10.7	*	Charles River Laboratories 2000 Incentive Plan, as amended May 2003 and May 2005. +
10.8		Charles River Laboratories 2000 Directors Stock Plan (Filed as Exhibit 10.15). (1)+
10.9		Charles River Laboratories 2000 Incentive Plan Inland Revenue Approved Rules for UK Employees (Filed as Exhibit 99.1). (3)+
10.10		Form of Indemnification Agreement (Filed as Exhibit 10.16). (1)+
10.11	*	Form of Change in Control Agreement. +
10.13		Summary of Director Compensation. + (7)
10.15		Executive Incentive Compensation Plan, as amended. (9) +
10.16		Form of Award Agreement under 2000 Incentive Plan.+ (6)
10.17		Form of Restricted Stock Award Agreement under 2000 Incentive Plan. +(6)
10.18		Mid-Term Incentive Plan. +(6)
10.19		Mid-Term Incentive Plan Agreement. +(6)
10.20		Inveresk Research Group, Inc. 2002 Stock Option and Incentive Compensation Plan, as amended and restated as of May 4, 2004. +(5)
10.21		Inveresk Research Group, Inc. 2002 Non-Employee Directors Stock Option Plan. +(5)
10.23		Charles River Laboratories Executive Life Insurance/Supplemental Retirement Income Plan.(7) +
10.24		Compensation of Director Emeritus. (7)
10.25		Form of Resale Restriction Agreement. + (8)
10.26

Amended and Restated Credit Agreement, dated as of December 20, 2005, among Charles River Laboratories International, Inc., the Subsidiary Borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, Credit Suisse, Cayman Islands Branch, as syndication agent, and Bank of America, N.A., Citizens Bank of Massachusetts and Wachovia Bank, National Association, as co-documentation agents.(9)

10.27		Deferred Compensation Plan. (10) +
21.1	*	Subsidiaries of Charles River Laboratories International, Inc.
23.1	*	Consent of PricewaterhouseCoopers LLP.
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	*	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

*                    Filed herewith.

+                Management contract or compensatory plan, contract or arrangement.

(1)          Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-35524), as amended, filed June 23, 2000.

(2)          Previously filed as an exhibit to the Registration Statement of Charles River Laboratories Holdings, Inc., predecessor in interest to the Company, on Form S-1 (File No. 333-35524) filed April 25, 2000.

(3)          Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed November 5, 2001.

(4)          Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 27, 2001.

(5)          Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, filed on October 20, 2004.

(6)          Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2004.

(7)          Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 9, 2005.

(8)          Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on  December 13, 2005

(9)          Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on  December 22, 2005.

(10)   Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on  February 14, 2006.