Form 10-Q
period 2006-04-01
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2006-05-10
CIK 1100682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2006

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

As of May 2, 2006, there were 72,127,552 shares of the registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended April 1, 2006
Table of Contents

Special Note on Factors Affecting Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. (“Charles River”) that are based on current expectations, estimates, forecasts, and projections about the industries in which Charles River operates and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on current expectations and beliefs of Charles River and involve a number of risks, uncertainties, and assumptions that are difficult to predict. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 under the section entitled “Risks Related to Our Business and Industry,” the section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our press releases and other financial filings with the Securities and Exchange Commission. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Part I. Financial Information

Item 1.                        Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except per share amounts)

	Three Months Ended
	April 1, 2006	March 26, 2005
Net sales related to products	$95,314	$92,975
Net sales related to services	188,455	180,747
Total net sales	283,769	273,722
Costs and expenses
Cost of products sold	50,787	49,201
Cost of services provided	129,798	119,910
Selling, general and administrative	47,772	44,852
Goodwill impairment charge	129,187	—
Amortization of intangibles	11,189	14,363
Operating income (loss)	(84,964)	45,396
Other income (expense)
Interest income	852	987
Interest expense	(3,800)	(7,246)
Other, net	238	(144)
Income (loss) before income taxes and minority interests	(87,674)	38,993
Provision for income taxes	12,039	10,860
Income (loss) before minority interests	(99,713)	28,133
Minority interests	(402)	(485)
Net income (loss)	$(100,115)	$27,648
Earnings (loss) per common share
Basic	$(1.40)	$0.42
Diluted	$(1.40)	$0.40

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)

	April 1, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$101,456	$114,821
Trade receivables, net	201,069	203,274
Inventories	68,167	65,270
Other current assets	41,967	35,957
Total current assets	412,659	419,322
Property, plant and equipment, net	428,004	399,454
Goodwill, net	1,288,239	1,417,666
Other intangibles, net	188,291	199,148
Deferred tax asset	71,720	67,911
Other assets	21,511	34,708
Total assets	$2,410,424	$2,538,209
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt and capital lease obligations	$36,403	$36,445
Accounts payable	34,133	30,447
Accrued compensation	27,237	40,358
Deferred income	100,379	116,302
Accrued liabilities	38,750	44,279
Other current liabilities	31,121	43,581
Total current liabilities	268,023	311,412
Long-term debt and capital lease obligations	270,652	260,217
Other long-term liabilities	126,451	129,849
Total liabilities	665,126	701,478
Commitments and contingencies
Minority interests	8,243	9,718
Shareholders’ equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 72,839,909 and 72,361,666 shares issued and outstanding at April 1, 2006 and December 31, 2005, respectively	729	724
Capital in excess of par value	1,778,925	1,777,625
Accumulated (deficit) earnings	(21,209)	78,906
Treasury stock, at cost, 700,776 shares and 406,175 shares at April 1, 2006, and December 31, 2005, respectively	(31,763)	(17,997)
Unearned compensation	—	(20,785)
Accumulated other comprehensive income	10,373	8,540
Total shareholders’ equity	1,737,055	1,827,013
Total liabilities and shareholders’ equity	$2,410,424	$2,538,209

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Three Months Ended
	April 1, 2006	March 26, 2005
Cash flows relating to operating activities
Net income (loss)	$(100,115)	$27,648
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,619	25,426
Goodwill impairment charge	129,187	—
Amortization of debt issuance costs and discounts	356	633
Amortization of premiums on marketable securities	15	12
Provision for doubtful accounts	(177)	(169)
Minority interests	402	485
Deferred income taxes	(1,766)	(1,485)
Loss (gain) on disposal of property, plant, and equipment	49	(385)
Non-cash compensation	5,505	4,158
Changes in assets and liabilities:
Trade receivables	3,307	(2,339)
Inventories	(2,594)	(1,520)
Other current assets	(7,551)	(655)
Other assets	(610)	390
Accounts payable	2,160	(2,493)
Accrued compensation	(13,363)	(8,683)
Deferred income	(15,923)	(9,080)
Accrued liabilities	(4,108)	(4,014)
Other current liabilities	(16,440)	2,467
Other long-term liabilities	(627)	1,483
Net cash provided by operating activities	326	31,879
Cash flows relating to investing activities
Capital expenditures	(39,640)	(12,398)
Purchases of marketable securities	—	(1,886)
Proceeds from sales of property, plant and equipment	9	—
Proceeds from sale of marketable securities	13,606	403
Net cash used in investing activities	(26,025)	(13,881)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	27,900	—
Payments on long-term debt, capital lease obligation and revolving credit agreement	(17,213)	(20,216)
Proceeds from exercises of employee stock options	15,250	9,671
Tax benefit from exercises of employee stock options	1,833	2,307
Dividends paid to minority interests	(1,916)	(1,350)
Purchase of treasury stock	(13,766)	—
Payment of deferred financing costs	(94)	(25)
Net cash provided by (used in) financing activities	11,994	(9,613)
Effect of exchange rate changes on cash and cash equivalents	340	(2,892)
Net change in cash and cash equivalents	(13,365)	5,493
Cash and cash equivalents, beginning of period	114,821	207,566
Cash and cash equivalents, end of period	$101,456	$213,059

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1.                 Basis of Presentation

The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to state fairly the financial position and results of operations of Charles River Laboratories International, Inc. (the “Company”). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Certain amounts in prior-year financial statements and related notes have been reclassified to conform with the current year presentation.

2.                 Supplemental Balance Sheet Information

The composition of trade receivables is as follows:

	April 1, 2006	December 31, 2005
Customer receivables	$144,717	$149,225
Unbilled revenue	58,794	56,566
Total	203,511	205,791
Less allowance for doubtful accounts	(2,442)	(2,517)
Net trade receivables	$201,069	$203,274

The composition of inventories is as follows:

	April 1, 2006	December 31, 2005
Raw materials and supplies	$10,711	$11,064
Work in process	6,876	5,615
Finished products	50,580	48,591
Inventories	$68,167	$65,270

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The composition of other current assets is as follows:

	April 1, 2006	December 31, 2005
Prepaid assets	$20,799	$13,433
Deferred tax asset	9,108	8,041
Prepaid income tax	8,217	10,630
Marketable securities	1,486	1,677
Restricted cash	2,357	2,176
Other current assets	$41,967	$35,957

The composition of net property, plant and equipment is as follows:

	April 1, 2006	December 31, 2005
Land	$15,542	$15,411
Buildings	311,076	308,684
Machinery and equipment	260,618	254,575
Leasehold improvements	19,647	19,365
Furniture and fixtures	9,904	7,856
Vehicles	4,860	4,724
Construction in progress	94,108	62,426
Property, plant and equipment	713,655	673,041
Less accumulated depreciation	(285,611)	(273,587)
Net property, plant and equipment	$428,004	$399,454

Depreciation expense for the three months ended April 1, 2006 and March 26, 2005 was $11,430 and $11,063, respectively.

The composition of other assets is as follows:

	April 1, 2006	December 31, 2005
Deferred financing costs	$4,587	$4,850
Cash surrender value of life insurance policies	7,430	7,423
Long-term marketable securities	4,850	18,341
Other assets	4,644	4,094
Other assets	$21,511	$34,708

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The composition of other current liabilities is as follows:

	April 1, 2006	December 31, 2005
Accrued income taxes	$26,014	$35,893
Current deferred tax liability	4,953	4,953
Accrued interest	154	2,735
Other current liabilities	$31,121	$43,581

The composition of other long-term liabilities is as follows:

	April 1, 2006	December 31, 2005
Deferred tax liability	$40,516	$43,702
Long-term pension liability	53,217	52,835
Accrued Executive Supplemental Life Insurance Retirement Plan	18,314	17,567
Other long-term liabilities	14,404	15,745
Other long-term liabilities	$126,451	$129,849

3.                 Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or whenever events or circumstances occur as required under the provisions of Statement of Financial Accounting Standards No. 142. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. During the quarter ended December 31, 2005, the Company performed its annual impairment test of goodwill assigned to the Clinical business segment assuming the business would be held for use. Based on this assumption, there was no impairment of goodwill at December 31, 2005.

During the first quarter of fiscal 2006, the Company initiated actions to sell Phase II-IV of the Clinical business. On May 9, 2006, the Company announced that it has entered into a definitive agreement to sell the Phase II-IV Clinical Services business for $215,000 in cash as part of a portfolio realignment which would allow the Company to capitalize on core competencies. Accordingly in the first quarter, management performed a goodwill impairment test for the Clinical business segment assuming sale of the Phase II-IV business. To determine the fair value of this segment, the Company used a combination of discounted cash flow methodology for the Phase I Clinical business and expected selling price for the Phase II-IV Clinical business. Based on this analysis, it was determined that the book carrying value of goodwill assigned to the Clinical business segment exceeded its implied fair value and therefore a $129,187 charge was recorded in the first quarter of 2006 to write-down the value of this goodwill. This charge has been reported as a component of operating loss in the accompanying consolidation statements of operations. Goodwill will continue to be re-evaluated for impairment as events or circumstances occur.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	April 1, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$1,300,913	$(12,674)	$1,430,316	$(12,650)
Other intangible assets not subject to amortization:
Research models	3,438	—	3,438	—
Other intangible assets subject to amortization:
Backlog	64,681	(58,003)	64,655	(50,141)
Customer relationships	197,950	(28,427)	197,758	(25,367)
Customer contracts	1,655	(1,638)	1,655	(1,590)
Trademarks and trade names	3,219	(1,635)	3,914	(2,267)
Standard operating procedures	1,351	(1,062)	1,349	(1,012)
Other identifiable intangible assets	11,152	(4,390)	11,011	(4,255)
Total other intangible assets	283,446	(95,155)	283,780	(84,632)

The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

				Balance at
	Balance at	Adjustments to Goodwill		April 1,
	December 31, 2005	Impairment Charge	Other	2006
Research Models and Services
Gross carrying amount	$17,384	$—	$(515)	$16,869
Accumulated amortization	(4,722)	—	(24)	(4,746)
Preclinical Services
Gross carrying amount	1,033,578	—	766	1,034,344
Accumulated amortization	(7,928)	—	—	(7,928)
Clinical Services
Gross carrying amount	379,354	(129,187)	(467)	249,700
Accumulated amortization	—	—	—	—
Total
Gross carrying amount	$1,430,316	$(129,187)	$(216)	$1,300,913
Accumulated amortization	(12,650)	—	(24)	(12,674)

4.                 Long-Term Debt

On December 20, 2005, the Company amended and restated our then-existing $550,000 credit agreement to modify certain restrictive covenants as well as provide for a $65,000 term loan facility and a $10,000 revolving facility for a Canadian subsidiary and a $25,000 term loan facility and a $10,000 revolving facility for two U.K. subsidiaries (the $660,000 credit agreement). The $660,000 credit agreement originally provided for a $400,000 term loan facility and a $150,000 revolving facility. The $400,000 term loan facility

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

matures in 20 quarterly installments with the last installment due September 30, 2009. The $150,000 revolving facility matures on October 15, 2009 and requires no scheduled payment before that date. The new Canadian and U.K. term loans (aggregate $90,000) under the $660,000 credit agreement are repayable in full by September 30, 2009 and require no scheduled prepayment before that date. The new revolving facilities (aggregate $20,000) mature on October 15, 2009 and require no scheduled prepayment before that date. The interest rate applicable to the Canadian and U.K. term loans and the Canadian and U.K. revolving loans under the credit agreement is the adjusted LIBOR rate in its relevant currency plus an interest rate margin based upon our leverage ratio. The interest rates applicable to term loans and revolving loans under the credit agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio. Based on our leverage ratio, the margin range for LIBOR based loans is 0.75% to 1.25%. The interest rate margin was 0.75% as of April 1, 2006. The Company has pledged the stock of certain subsidiaries as well as certain U.S. assets as security for the $660,000 credit agreement. The $660,000 credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. The Company was in compliance with its debt covenants as of April 1, 2006. The Company had $4,988 outstanding under letters of credit as of April 1, 2006 and as of December 31, 2005.

During the first quarter of 2006, the Company borrowed $5,000 under the $150,000 revolving facility under the $660,000 credit facility. As of April 1, 2006, the outstanding balance on the revolving facility was $5,000.

On July 27, 2005 the Company entered into a $50,000 credit agreement ($50,000 credit agreement), which was subsequently amended on December 20, 2005 to reflect substantially the same modifications made to the covenants in the $660,000 credit agreement. The $50,000 credit agreement provides for a $50,000 term loan facility which matures on July 27, 2007 and can be extended for an additional 7 years. The interest rates applicable to term loans under the credit agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the LIBOR rate plus 0.75%. The $50,000 credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. If the Company chooses to extend the term loan for an additional 7 years, the applicable interest rates after the extension date are equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) plus 0.25% or the LIBOR rate plus 1.25%.

During the first quarter of 2006, the Company borrowed an additional $22,900 under its $50,000 credit agreement. As of April 1, 2006, the entire balance of the $50,000 credit agreement was outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

5.                 Shareholders’ Equity

Earnings (Loss) per Share

Basic earnings (loss) per share for the three months ended April 1, 2006 and March 26, 2005 were computed by dividing earnings (loss) available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods. The weighted average number of common shares outstanding in the three months ended March 26, 2005 has been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for this period.

Options to purchase 5,141,298 and 1,096,840 shares were outstanding at April 1, 2006 and March 26, 2005, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

Basic weighted average shares outstanding for the three months ended April 1, 2006 and March 26, 2005 excluded the weighted average impact of 492,439 and 519,191 shares, respectively, of non-vested fixed restricted stock awards.

The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations:

	Three Months Ended
	April 1, 2006	March 26, 2005
Numerator:
Net income (loss) for purposes of calculating earnings (loss) per share	$(100,115)	$27,648
After-tax equivalent of interest expense on 3.5% senior convertible debentures	—	1,168
Income (loss) for purposes of calculating diluted earnings per share	$(100,115)	$28,816
Denominator:
Weighted average shares outstanding—Basic	71,505,478	65,876,099
Effect of dilutive securities:
3.5% senior convertible debentures	—	4,759,455
Stock options and contingently issued restricted stock	—	1,550,175
Warrants	—	341,159
Weighted average shares outstanding—Diluted	71,505,478	72,526,888
Basic earnings (loss) per share	$(1.40)	$0.42
Diluted earnings (loss) per share	$(1.40)	$0.40

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Treasury Shares

On May 9, 2006, the Board of Directors authorized an increase of the Company’s share repurchase program to acquire up to a total of $300,000 of common stock. In order to facilitate the share repurchases, the Company has entered into a Rule 10b5-1 Purchase Plan. Share repurchases under this authorization during the first quarter of 2006 were as follows:

	Three Months Ended
	April 1, 2006	March 26, 2005
Number of shares of common stock repurchased	246,900	—
Total cost of repurchase	$11,429	—

The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Additionally, the Company’s 2000 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, during the first quarter of 2006, the Company acquired 47,701 shares for $2,337 as a result of such withholdings.

Comprehensive Income (Loss)

The components of comprehensive income (loss) are set forth below:

	Three Months Ended
	April 1, 2006	March 26, 2005
Net income (loss)	$(100,115)	$27,648
Foreign currency translation adjustment, net of tax	1,899	1,527
Net unrealized loss on hedging contracts	(41)	—
Net unrealized loss on marketable securities, net of tax	(25)	(25)
Comprehensive income (loss)	$(98,282)	$29,150

6.                 Income Taxes

The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statement of income:

	Three Months Ended
	April 1, 2006	March 26, 2005
Income (loss) before income taxes and minority interest	$(87,674)	$38,993
Effective tax rate	(13.73)%	27.85%
Provision for income tax	$12,039	$10,860

Charles River’s overall effective tax rate was (13.73)% in the first quarter of 2006. The effective tax rate for the first quarter was significantly less than the United States statutory rate of 35% due to a $129,187 goodwill impairment charge, which was not tax deductible. The effective tax rate for the three months of 2006 excluding this impairment would have been 29%. The effective tax rate for the first quarter of 2005 was 27.85%. The increase in Charles River’s effective tax rate from 27.85% to 29%, excluding the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

impact of the goodwill impairment charge is primarily attributable to the change in mix of pre-tax earnings across various jurisdictions.

7.                 Employee Benefits

The following table provides the components of net periodic benefit cost for the Company’s defined benefit plans:

	Pension Benefits		Supplemental Retirement Benefits
	April 1, 2006	March 26, 2005	April 1, 2006	March 26, 2005
Service cost	$1,556	$1,419	$290	$95
Interest cost	2,401	2,287	317	243
Expected return on plan assets	(2,384)	(2,074)	—	—
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	(126)	(139)	38	(40)
Amortization of net loss (gain)	189	166	230	195
Net periodic benefit cost	$1,636	$1,659	$875	$493

The Company contributed $1,914 and $1,276 to its pension plans during the three months ended April 1, 2006 and March 26, 2005, respectively.

8.                 Stock-Based Compensation Plans

The Company has followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations, which resulted in accounting for grants and awards to employees at their intrinsic value in the consolidated financial statements. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Accounting for Stock-Based Compensation,” using the modified prospective application transition method, which results in the provisions of SFAS No. 123(R) being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. SFAS No. 123(R) requires companies to recognize share-based payments to employees as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. The fair value of stock options is calculated using the Black-Scholes option-pricing model and the fair value of restricted stock is based on intrinsic value. The expense recognized over the requisite service period is required to include an estimate of the awards that will be forfeited. Our expected rate of  forfeitures for stock options is 6% annually which is based upon our historical forfeiture rate. Previously, the Company recorded the impact of forfeitures as they occurred. In connection with the adoption of SFAS No. 123(R) during the first quarter of fiscal year 2006, the Company recorded a $91 benefit (after-tax) from the cumulative effect of the change from recording forfeitures as they occur to estimating forfeitures during the service period. In addition, the previously recognized unearned compensation balance of $20,785, as of the date of adoption, which was included as a component of stockholders’ equity, was reclassified to additional paid-in capital.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Stock-based employee compensation expense was $5,613 before tax for the three months ending April 1, 2006. The Company recognized the full impact of its equity incentive plans in the consolidated statements of operations for the three months ended April 1, 2006 under SFAS No. 123(R) and did not capitalize any such costs on the consolidated balance sheet, as such costs that qualified for capitalization were not material. The following table presents share-based compensation expenses included in the Company’s consolidated statement of operations:

Cost of sales	$2,085
Selling and administration	3,528
Share based compensation expense before tax	5,613
Income tax benefit	(2,133)
Net stock based compensation expense	$3,480

Prior to January 1, 2006, the Company had followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements.

The Company had previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” through disclosure only. The following table illustrates the effect on net income and earnings per share for the three months ended March 26, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock based employee awards.

Three Months Ended
March 26, 2005
Net income, as reported	$27,648
Add: Stock-based compensation expense included in reported net income, net of related tax effects	3,000
Deduct: Stock-based employee compensation using fair value method for all awards, net of related tax effects	(7,356)
Pro forma net income	$23,294
Net income per common share:
Basic, pro forma	$0.35
Basic, as reported	$0.42
Diluted, pro forma	$0.34
Diluted, as reported	$0.40

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. There were 114,500 and 1,064,590 option grants during the three months ended April 1, 2006 and March 26, 2005. The fair values of options outstanding as of April 1, 2006 and March 26, 2005 were calculated using the following weighted-average assumptions:

	Options Granted In:
	2006	2005	2004
Expected stock price volatility	30%	35%	35%
Risk free interest rate	4.35%	3.01%	3.01%
Expected life of options	4.27 years	5.0 years	6.0 years
Expected annual dividends	$0	$0	$0

The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option. The risk free interest rate was based on the market yield for the five year U.S. Treasury security. The expected life of options was determined using historical option exercise activity.

Stock Options

The following table summarizes the stock option activity in the equity incentive plans from December 31, 2005 through April 1, 2006:

	Stock Options	Weighted Average Exercise Price
(Options in thousands)
Outstanding at December 31, 2005	5,554	$35.39
Granted	115	46.76
Exercised	(466)	32.72
Cancelled	(62)	42.82
Outstanding April 1, 2006	5,141	$35.80
Exercisable at April 1, 2006	3,703	$33.56

The following table summarizes information related to the outstanding and vested options as of April 1, 2006:

	Options Outstanding	Vested Options
Number of shares (in thousands)	5,141	3,703
Weighted average remaining contractual life	6.93 years	6.50 years
Weighted average exercise price	$35.80	$33.56
Aggregate intrinsic value (in thousands)	$58,913	$50,498

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s average common stock price of $47.20 as of April 1, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following table summarizes the non-vested stock option activity in the equity incentive plans from December 31, 2005 through April 1, 2006:

	Stock Options	Weighted Average Exercise Price
(Options in thousands)
Nonvested at December 31, 2005	1,841	$42.06
Granted	115	46.76
Forfeited	(53)	45.62
Vested	(464)	44.41
Nonvested at April 1, 2006	1,439	41.55

The total intrinsic value of options exercised during the three months ended April 1, 2006 and March 26, 2005 was $6,721 and $7,875, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended April 1, 2006 and March 26, 2005 was approximately $15,250 and $9,671, respectively. In connection with these exercises, the tax benefits realized by the Company for the three months ended April 1, 2006 was $1,833.

The total fair value of the options vested during the three months ended April 1, 2006 and March 26, 2005 was $8,118 and $7,664, respectively.

The Company settles employee stock option exercises with newly issued common shares.

As of April 1, 2006, there was $22,695 of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 3.32 years.

Restricted Stock

The following table summarizes the restricted stock activity from December 31, 2005 through April 1, 2006:

	Restricted Stock	Weighted Average Fair Value
(Shares in thousands)
Outstanding at December 31, 2005	565	$46.76
Granted	11	44.90
Vested	(159)	42.30
Cancelled	(7)	45.64
Outstanding April 1, 2006	410	$46.42

As of April 1, 2006, there was $16,336 of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 23 months.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Performance Based Plans

The Company has been accruing compensation expense for the performance-based management incentive program (Mid-Term Incentive (MTI) Program) obligations over the period the participating employees are required to be employed by the Company. During the first quarter of 2006, the Company determined it would not achieve the performance outlined under the plan. Based on these estimates, the Company does not anticipate making a payout under the plan. During the three months ended April 1, 2006 and March 26, 2005, the Company recorded $(949) and $354, respectively, as compensation expense. In February 2005, the Compensation Committee of the Board of Directors determined that it would not make any future awards under the MTI Program.

9.                 Commitments and Contingencies

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s consolidated financial statements.

10.          Business Segment Information

The following table presents sales to unaffiliated customers and other financial information by product line segment.

	Three Months Ended
	April 1, 2006	March 26, 2005
Research Models and Services
Net sales	$128,973	$127,912
Gross margin	55,885	56,586
Operating income	40,477	42,308
Depreciation and amortization	5,034	4,729
Capital expenditures	3,566	5,275
Preclinical Services
Net sales	$122,458	$114,072
Gross margin	37,089	38,188
Operating income	12,091	12,516
Depreciation and amortization	14,414	16,993
Capital expenditures	35,821	7,023
Clinical Services
Net sales	$32,338	$31,738
Gross margin	10,210	9,837
Operating income (loss)	(127,440)	833
Depreciation and amortization	3,171	3,704
Capital expenditures	253	100

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended
	April 1, 2006	March 26, 2005
Total segment operating income (loss)	$(74,872)	$55,657
Unallocated corporate overhead	(10,092)	(10,261)
Consolidated operating income (loss)	$(84,964)	$45,396

A summary of unallocated corporate overhead consists of the following:

	Three Months Ended
	April 1, 2006	March 26, 2005
Inveresk stock based compensation expense	$285	$2,969
Restricted stock and performance based compensation expense	847	1,365
US pension expense	1,804	1,318
Audit, tax and related expenses	1,665	522
Executive officers’ salary and bonus	864	727
Employees’ salary	1,936	1,210
Other general unallocated corporate expenses	2,691	2,150
	$10,092	$10,261

Other general unallocated corporate expenses consist of various departmental costs including corporate accounting, legal and investor relations.

11.          Subsequent Event

The Company has entered into a definitive agreement to sell its Phase II-IV Clinical Services business for $215,000, as it realigns its portfolio to focus on its core drug discovery and development strengths. In conjunction with the planned portfolio realignment, the Company recorded a goodwill impairment charge of $129,187 for the Phase II-IV Clinical business in the first quarter of 2006.

The Company is implementing a number of actions designed to improve operating efficiency and profitability in 2006. The actions include the closure of the ISS Massachusetts facility as well as headcount reductions in the Transgenic services business, Montreal and Massachusetts. The Company expects to record approximately $7,200 of charges in the second quarter of 2006 related to these actions.

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

Our first quarter sales growth was driven by spending by major pharmaceuticals, biotechnology companies and academic institutions on our products and services, which aid in their development of new drugs and products. Customers continued to outsource services to aid in their efforts to bring new drugs, devices and therapies to market. We continue to see strong customer demand for toxicology services and specialty research models in our markets, partially offset by reduced market demands for our interventional and surgical services and transgenic services. Future drivers for our products and services as a whole are primarily expected to emerge from our customers’ continued growing demand for drug discovery and development services, including increased strategic focus on outsourcing which should drive future sales for our products and services. To take advantage of these long term opportunities, we are engaged in a substantial capacity expansion program, with approximately $175-$200 million allocated for these capital expenditures. During the first quarter of 2006, we purchased a facility in Nevada in anticipation of the continued demand for our preclinical services. In addition to organic growth, our business strategy includes strategic, “bolt-on” acquisitions that complement our business and increase our rate of growth.

On May 9, 2006, we entered into a definitive agreement to sell our Phase II-IV Clinical Services business for $215 million as part of a realignment of our portfolio to enable us to capitalize on core discovery and drug development competencies and to focus on business segments where we have clear market leadership. Our management believes that monetizing these assets and redeploying the resulting cash should be more beneficial than retaining them in the long-term. We intend to retain our Phase I Clinical Services business, which is an integral strategic component of our service offerings, as it enables us to support our customers’ preclinical efforts through early-stage clinical trials. As with any divestiture, there are risks that we assume as part of the process. For instance, the timing of the transaction may be delayed for reasons beyond our control, such as the receipt of regulatory approvals. Furthermore, the divestiture process requires the attention of management and other personnel, which may temporarily divert them from normal business operations.

In connection with the planned divestiture of the Phase II-IV Clinical Services business, management performed a goodwill impairment test for the Clinical business segment. Based on its analysis, we have determined that the book carrying value of goodwill assigned to the Clinical business segment exceeded its implied fair value and therefore recorded a $129.2 million charge to write-down the value of this goodwill in the first quarter of 2006. Goodwill will be re-evaluated for impairment as events or circumstances warrant.

In addition to the impairment charge, overall results for the first quarter of 2006 were significantly affected by the negative impact of the implementation of SFAS 123(R) (expensing stock options) which we adopted on a modified prospective application transition method and unfavorable foreign exchange. Total net sales in the first quarter of 2006 were $283.8 million, an increase of 3.7% over the same period last year. The sales increase was due primarily to increased customer demand and higher pricing, which more than offset unfavorable foreign currency translation of 3%. Our gross margin decreased to 36.4% of net sales, compared to 38.2% of net sales for the same period last year due to stock compensation expense and lower margins in the preclinical business. Stock compensation expense during the first quarter of 2006 is set forth in the following chart:

2006 Stock Compensation Expense

	RMS	Preclinical	Clinical	Unallocated Corporate Overhead	Total
Cost of goods	835	1,156	94	—	2,085
Selling, general and administrative expenses	563	782	153	2,030	3,528
Total	1,398	1,938	247	2,030	$5,613

Our operating loss was $85.0 million compared to operating income of $45.4 million for the same period last year due mainly to the goodwill impairment of $129.2 million and expensing of stock options of $3.6 million. The first quarter of 2006 was a net loss of $100.1 million compared to net income of $27.6 million in the same period last year. Diluted earnings (loss) per share for the first quarter of 2005 were $(1.40), compared to $0.40 in the same period last year.

Our RMS segment, representing 45.5% of net sales in the first quarter of 2006, includes sales of research models, transgenic services, laboratory services preconditioning and surgical services, consulting and staffing services, vaccine support and in vitro technology (primarily endotoxin testing). Net sales for this segment increased 0.9% over the same period last year due to increased model and in vitro sales which was offset by unfavorable foreign currency translation of 3.8%, lower transgenic sales and timing of large model shipments. Operating income decreased to 31.4% of net sales, compared to 33.1% of net sales for the same period last year, due to the expensing of stock compensation and the impact of lower transgenic sales and the timing of large animal shipments.

Our Preclinical Services segment, representing 43.2% of net sales in the first quarter of 2006, includes services required to take a drug through the development process including discovery support services, toxicology services, pathology services, biopharmaceutical services and bioanalysis, pharmacokinetics and drug metabolism services. Sales for this segment increased 7.4% over the same period last year. Unfavorable foreign currency translation reduced our growth by approximately 1.7% of the net sales gain. We experienced favorable market conditions as demand for toxicology services remained strong but was negatively impacted by lower sales in our interventional and surgical services along with study delays particularly in reproduction toxicology. Preclinical Services gross margin decreased to 30.3% of net sales in 2006 compared to 33.5% of net sales in 2005 due to the impact of lower interventional and surgical services, the impact of the study delays, particularly in reproductive toxicology, higher costs and unfavorable foreign currency translation in Montreal, and stock compensation expense. In order to improve operating results in the Preclinical Services segment, we are undertaking in the second quarter a number of actions to reduce costs, including headcount reductions at our Montreal facility and the closure of our Massachusetts ISS operations. Operating income decreased to 9.9% of net sales compared to 11.0% of net sales last year, due primarily to lower gross margin.

The Clinical Services segment represented 11.4% of net sales in the first quarter of 2006. Our Clinical Services segment conducts Phase I clinical trials and provides Phase II-IV clinical trials management services which include testing, medical data sciences services and regulatory support. Our Clinical services business benefits from our focus on key therapeutic areas including oncology, ophthalmology, cardiovascular, respiratory, and infectious diseases. We believe that our Clinical Services segment can succeed best though this targeted focus—offering technical depth in a limited number of specialties—and an emphasis on margin improvement. Sales for this segment increased by 1.9% over the same period last year. The negative effect of foreign currency translation reduced sales by 4.4%. Our Clinical Services segment achieved a gross margin rate of 31.6% of net sales for 2006 compared to 31.0% in 2005 due mainly to greater utilization due to higher sales. Operating income was negatively impacted by the goodwill impairment of $129.2 million.

Three Months Ended April 1, 2006 Compared to Three Months Ended March 26, 2005

Net Sales.   Net sales for the three months ended April 1, 2006 were $283.8 million, an increase of $10.1 million, or 3.7%, from $273.7 million for the three months ended March 26, 2005.

Research Models and Services.   For the three months ended April 1, 2006, net sales for our RMS segment were $129.0 million, an increase of $1.1 million, or 0.9%, from $127.9 million for the three months ended March 26, 2005. Increased unit volume of both models and services added approximately 2.2% to the net sales increase. Unfavorable foreign currency translation reduced sales growth by approximately 3.8%. Sales of our research models and services grew due to general price increases, market demand for our higher-priced specialty models and greater demand for services in our non-US locations. RMS global prices increased an average of approximately 2.5%. The RMS sales growth was driven by increases in basic research and biotechnology spending, which drove greater demand for our products and services, partially offset by continued slowdown in the transgenic services business, lower sales of vaccine products and timing of large animal shipments.

Preclinical Services.   For the three months ended April 1, 2006, net sales for our Preclinical Services segment were $122.5 million, an increase of $8.4 million, or 7.4%, compared to $114.1 million for the three months ended March 26, 2005. The increase was primarily due to increased customer demand for toxicology and other preclinical services, partially offset by reduced market demand for our interventional and surgical services and biopharmaceutical services along with study delays, particularly in reproductive toxicology. Foreign currency negatively impacted our sales growth rate by 1.8%.

Clinical Services   For the three months ended April 1, 2006, net sales for our Clinical Services segment were $32.3 million, an increase of $0.6 million, or 1.9% from $31.7 million for the three months ended March 26, 2005. The negative effect of foreign currency translation reduced sales by 4.4%.

Cost of Products Sold and Services Provided.   Cost of products sold and services provided for the three months ended April 1, 2006 was $180.6  million, an increase of $11.5 million, or 6.8%, from $169.1 million for the three months ended March 26, 2005. Cost of products sold and services provided for the three months ended April 1, 2006 was 63.6% of net sales, compared to 61.8% for the three months ended March 26, 2005 due to the stock compensation expense and increased costs in Preclinical Services.

Research Models and Services.   Cost of products sold and services provided for RMS for the three months ended April 1, 2006 was $73.1 million, an increase of $1.8 million, or 2.5%, compared to $71.3 million for the three months ended March 26, 2005. Cost of products sold and services provided as a percent of net sales for the three months ended April 1, 2006 was 56.7%, compared to 55.7% for the three months ended March 26, 2005 due mainly to stock compensation expense.

Preclinical Services.   Cost of products sold and services provided for the Preclinical Services segment for the three months ended April 1, 2006 was $85.4 million, an increase of $9.5 million, or 12.5%, compared to $75.9 million for the three months ended March 26, 2005. Cost of products sold and services provided as a percentage of net sales was 69.7% for the three months ended April 1, 2006, compared to 66.5% for the three months ended March 26, 2005. The increase in cost of services provided as a percentage of net sales was primarily due to negative effect of unfavorable foreign currency translation in our Montreal facility and stock compensation expense.

Clinical Services.   Cost of products sold and services provided for the Clinical Services segment for the three months ended April 1, 2006 was $22.1 million, an increase of $0.2 million, or 0.9%, compared to

$21.9 million for the three months ended March 26, 2005. Cost of products sold and services provided as a percentage of net sales was 68.4% for the three months ended April 1, 2006 compared to 69.1% for the three months ended March 26, 2005 due to greater utilization due to higher sales, partially offset by stock compensation expense.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the three months ended April 1, 2006 were $47.8 million, an increase of $2.9 million, or 6.5%, from $44.9 million for the three months ended March 26, 2005. Selling, general and administrative expenses for the three months ended April 1, 2006 were 16.8% of net sales compared to 16.4% of net sales for the three months ended March 26, 2005.

Research Models and Services.   Selling, general and administrative expenses for RMS for the three months ended April 1, 2006 were $15.3 million, an increase of $1.0 million, or 7.0%, compared to $14.3 million for the three months ended March 26, 2005. Selling, general and administrative expenses increased as a percentage of sales to 11.9% for the three months ended April 1, 2006 from 11.2% for the three months ended March 26, 2005 due to expensing of stock compensation during the first quarter of 2006.

Preclinical Services.   Selling, general and administrative expenses for the Preclinical Services segment for the three months ended April 1, 2006 were $16.4 million, an increase of $2.0 million, or 13.9%, compared to $14.4 million for the three months ended March 26, 2005. Selling, general and administrative expenses for the three months ended April 1, 2006 increased to 13.4% of net sales, compared to 12.6% of net sales for the three months ended March 26, 2005 due mainly to expensing of stock compensation in the first quarter of 2006.

Clinical Services.   Selling, general and administrative expenses for the Clinical Services segment for the three months ended April 1, 2006 were $6.0 million, remaining flat with last year. Selling, general and administrative expenses for the Clinical Services segment were 18.6% of net sales for the three months ended April 1, 2006 compared to 18.9% of net sales for the three months ended March 26, 2005.

Unallocated Corporate Overhead.   Unallocated corporate overhead, which consists of various corporate expenses including those associated with pension, executive salaries and departments such as corporate accounting, legal and investor relations, was $10.1 million for the three months ended April 1, 2006, compared to $10.3 million for the three months ended March 26, 2005.

Goodwill Impairment.   Clinical Services.   On May 9, 2006, we entered into a definitive agreement to sell the Phase II-IV Clinical Services business. In connection with the planned divestiture of the Phase II-IV Clinical Services business, management performed a goodwill impairment test for the Clinical business segment. Based on its analysis, we have determined that the book carrying value of goodwill assigned to the Clinical business segment exceeded its implied fair value and therefore recorded a $129.2 million charge to write-down the value of this goodwill in the first quarter of 2006.

Amortization of Other Intangibles.    Amortization of other intangibles for the three months ended April 1, 2006 was $11.2 million, a decrease of $3.1 million, from $14.4 million for the three months ended March 26, 2005.

Preclinical Services.   For the three months ended April 1, 2006, amortization of other intangibles for our Preclinical Services segment was $8.6 million, a decrease of $2.7 million from $11.3 million for the three months ended March 26, 2005.

Clinical Services.   For the three months ended April 1, 2006, amortization of other intangibles for our Clinical Services segment was $2.5 million, a decrease of $0.5 million from $3.0 million for the three months ended March 26, 2005.

Operating Income.   Operating income (loss) for the three months ended April 1, 2006 was $(85.0) million compared to $45.4 million for the three months ended March 26, 2005 due mainly to the goodwill impairment of $129.2 million.

Research Models and Services.   For the three months ended April 1, 2006, operating income for our RMS segment was $40.5 million, a decrease of $1.8 million, or 4.3%, from $42.3 million for the three months ended March 26, 2005. Operating income as a percentage of net sales for the three months ended April 1, 2006 was 31.4%, compared to 33.1% for the three months ended March 26, 2005. The decrease was primarily due to expensing of stock options, the impact of lower transgenic sales and the timing of large animal shipments in the first quarter of 2006.

Preclinical Services.   For the three months ended April 1, 2006, operating income for our Preclinical Services segment was $12.1 million, a decrease of $0.4 million, or 3.2%, from $12.5 million for the three months ended March 26, 2005. Operating income as a percentage of net sales decreased to 9.9%, compared to 11.0% of net sales for the three months ended March 26, 2005. The decrease in operating income for the three months ended April 1, 2006 was primarily due to the impact of lower interventional and surgical services, study delays, particularly in reproductive toxicology, higher costs and unfavorable foreign currency translation in Montreal and stock compensation expense.

Clinical Services.   For the three months ended April 1, 2006, the operating (loss) for our Clinical Services segment was $(127.4) million compared to operating income of $0.8 million for the three months ended March 26, 2005, reflecting improved operations offset by the goodwill impairment of $129.2 million.

Interest Expense.   Interest expense for the three months ended April 1, 2006 was $3.8 million, compared to $7.2 million for the three months ended March 26, 2005 due mainly to our debt repayment.

Income Taxes.   Income tax expense for the three months ended April 1, 2006 was $12.0 million, an increase of $1.1 million, compared to $10.9 million for the three months ended March 26, 2005. The overall effective tax rate was (13.73)% in the first quarter of 2006 compared to 27.85% for the first quarter of 2005. The effective tax rate for the first quarter was significantly less than the United States statutory rate of 35% due to a $129.2 million goodwill impairment charge, which was not tax deductible. The effective tax rate for the three months of 2006 excluding this impairment would have been 29%. The increase in Charles River’s effective tax rate from 27.85% in the first quarter of 2005 to 29%, excluding the impact of the goodwill impairment charge is primarily attributable to the change in mix of pre-tax earnings across various jurisdictions.

Net Income (Loss).   Net income (loss) for the three months ended April 1, 2006 was $(100.1) million compared to $27.6 million for the three months ended March 26, 2005.

Backlog

Our backlog for Preclinical Services and Clinical Services was approximately $480.7 million at April 1, 2006. We do not report backlog for the RMS segment because turnaround time from order placement to fulfillment, both for products and services, is rapid. Our preclinical and clinical services are performed over varying times, from a short period of time to extended periods of time, which may be as long as several years. We maintain an order backlog for these segments to track anticipated revenue from studies and projects that either have not started, but are anticipated to begin in the near future, or are in process and have not been completed. We only recognize a study or project in backlog after we have received written evidence of a customer’s intention to proceed with a study or project. We do not recognize verbal orders. Cancelled studies or projects are removed from backlog.

We believe our aggregate backlog as of any date is not necessarily an indicator of our future results for a variety of reasons. First, studies vary in duration (i.e., some studies that are included in 2006 backlog may be completed in 2006, while others may be completed in later years). Second, the scope of studies may change, which may either increase or decrease their value. Third, studies included in backlog may be subject to bonus or penalty payments. Fourth, studies may be terminated or delayed at any time by the client or regulatory authorities. Terminations or delays can result from a number of reasons. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study has been made.

Liquidity and Capital Resources

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our condensed consolidated statements of cash flows.

Our principal sources of liquidity have been our cash flow from operations and our revolving line of credit arrangements.

On December 20, 2005, we amended and restated our then-existing $550 million credit agreement to modify certain restrictive covenants as well as provide for a $65 million term loan facility and a $10 million revolving facility for a Canadian subsidiary and a $25 million term loan facility and a $10 million revolving facility for two U.K. subsidiaries (the $660 million credit agreement). Our $660 million credit agreement originally provided for a $400 million term loan facility and a $150 million revolving facility. The $400 million term loan facility matures in 20 quarterly installments with the last installment due September 30, 2009. The $150 million revolving facility matures on October 15, 2009 and requires no scheduled payment before that date. The new Canadian and U.K. term loans (aggregate $90 million) under the $660 million credit agreement are repayable in full by September 30, 2009 and require no scheduled payment before that date. The new revolving facilities (aggregate $20 million) mature on October 15, 2009 and require no scheduled payment before that date. The interest rate applicable to the Canadian and U.K. term loans and the Canadian and U.K. revolving loans under the credit agreement is the adjusted LIBOR rate in its relevant currency plus an interest rate margin based upon our leverage ratio. The interest rates applicable to term loans and revolving loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus ½%) or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio. Based on our leverage ratio, the margin range for LIBOR based loans is 0.75% to 1.25%. The interest rate margin was 0.75% as of April 1, 2006. The $660 million credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. We had $5.0 million outstanding under letters of credit as of April 1, 2006 and December 25, 2005, respectively.

During the first quarter of 2006, we borrowed $5.0 million of debt under our $150 million revolving facility. As of April 1, 2006, the outstanding balance on the revolving facility was $5.0 million.

We are also party to a $50 million credit agreement, which was entered into on July 27, 2005 and which was subsequently amended on December 20, 2005 to reflect substantially the same modifications made to the covenants in the $660  million credit agreement. The $50 million credit agreement provides for a $50 million term loan facility which matures on July 27, 2007 and can be extended for an additional 7 years. The interest rates applicable to term loans under this credit agreement are, at the our option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus ½ %) or the

LIBOR rate plus 0.75%. The $50 million credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default.

During the first quarter of 2006, the Company borrowed an additional $22.9 million under its $50.0 million credit agreement. As of April 1, 2006, the entire balance of the $50.0 million credit agreement was outstanding.

Cash and cash equivalents totaled $101.5 million at April 1, 2006, compared to $114.8 million at December 31, 2005.

Net cash provided by operating activities for the three months ended April 1, 2006 and March 26, 2005  was $0.3 million and $31.9 million, respectively. The decrease in cash provided by operations was primarily a result of tax payments, lower deferred income and increased prepaids. Our days sales outstanding (DSO) of 33 days as of April 1, 2006 remained constant with the DSO of 33 days as of December 31, 2005, but increased from 32 days as of March 26, 2005.

Net cash used in investing activities for the three months ended April 1, 2006 and March 26, 2005 was $26.0 million and $13.9 million, respectively. For the three months ended April 1, 2006, we used $39.6 million for capital expenditures. This compared to the first quarter of 2005, during which we paid $12.4 million for capital expenditures. In the first quarter of 2006, we made capital expenditures in RMS of $3.6 million, Preclinical Services of $35.8 million, due mainly to the purchase of a facility in Nevada, and Clinical Services of $0.2 million. We anticipate that future capital expenditures will be funded by cash provided by operating activities. For fiscal 2006, we project capital expenditure to be approximately $175-200 million. For the three months ended April 1, 2006, proceeds from sales of marketable securities were $13.6, compared to $0.4 million in the first quarter of 2005.

Net cash provided by and (used in) financing activities for the three months ended April 1, 2006 and March 26, 2005 was $12.0 million and $(9.6) million, respectively. Proceeds from exercises of employee stock options amounted to $15.3 million and $9.7 million for the three months ended April 1, 2006 and March 26, 2005, respectively. In the first quarter of 2006, we borrowed $27.9 million. During the first quarters of 2006 and 2005, we repaid $17.2 million and $20.2 million in debt, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangement during the three months ended April 1, 2006.

Item 3.                        Quantitative and Qualitative Disclosure About Market Risk

Certain of our financial instruments are subject to market risks, including interest rate risk and foreign currency exchange rates. We generally do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk

The fair value of our marketable securities is subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 100 basis points from levels at April 1, 2006, then the fair value of the portfolio would decline by approximately $0.2 million.

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

During 2006, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on customer transactions and certain balance sheet items.

Item 4.                        Controls and Procedures.

(a)          Evaluation of Disclosure Controls and Procedures

Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of April 1, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)          Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended April 1, 2006 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1A.                Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.                        Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information relating to the Company’s purchases of shares of its common stock during the quarter ended April 1, 2006.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2006—January 28, 2006	90,000	$43.80	90,000	$278,570,257
January 29, 2006—February 25, 2006	82,400	$46.47	82,400	$274,755,274
February 26, 2006—April 1, 2006	74,500	$49.29	74,500	$271,086,272
Total:	246,900	$46.52	246,900	$271,086,272

On May 9, 2006, the Board of Directors authorized an increase of the Company’s share repurchase program by $200 million to acquire up to a total of $300.0 million of common stock. In order to facilitate these share repurchases, the Company has entered into a Rule 10b5-1 Purchase Plan. During the three months ended April 1, 2006 the Company repurchased 246,900 shares of common stock for approximately $11.4 million. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Item 6.                        Exhibits

(a)          Exhibits.

10.1	Stock Purchase Agreement dated as of May 9, 2006 between Kendle International, Inc. and Charles River Laboratories International, Inc. Filed herewith.
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Filed herewith.
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Filed herewith.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
May 10, 2006
/s/ JAMES C. FOSTER
James C. Foster
Chairman, Chief Executive Officer
and President
May 10, 2006
/s/ THOMAS F. ACKERMAN
Thomas F. Ackerman
Corporate Executive Vice President and Chief Financial Officer