Form 10-Q
period 2006-07-01
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2006-08-10
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2006

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

As of August 1, 2006, there were 68,308,755 shares of the registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended July 1, 2006
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

Part I.            Financial Information

Item 1.                        Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share amounts)

	Three Months Ended
	July 1, 2006	June 25, 2005
Net sales related to products	$96,593	$95,721
Net sales related to services	171,266	155,169
Total net sales	267,859	250,890
Costs and expenses
Cost of products sold	53,411	51,076
Cost of services provided	107,338	98,210
Selling, general and administrative	50,031	41,070
Amortization of intangibles	9,377	11,476
Operating income	47,702	49,058
Other income (expense)
Interest income	957	900
Interest expense	(4,618)	(5,706)
Other, net	(736)	(598)
Income before income taxes and minority interests	43,305	43,654
Provision for income taxes	9,870	12,223
Income before minority interests	33,435	31,431
Minority interests	(654)	(422)
Income from continuing operations	32,781	31,009
Income (loss) from operations of discontinued businesses, net of taxes	(7,032)	851
Net income	$25,749	$31,860
Basic earnings (loss) per common share:
Continuing operations	$0.46	$0.44
Discontinued operations	(0.10)	0.01
Net income	$0.36	$0.46
Diluted earnings (loss) per common share:
Continuing operations	$0.46	$0.43
Discontinued operations	(0.10)	0.01
Net income	$0.36	$0.44

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share amounts)

	Six Months Ended
	July 1, 2006	June 25, 2005
Net sales related to products	$191,908	$188,696
Net sales related to services	330,092	303,604
Total net sales	522,000	492,300
Costs and expenses
Cost of products sold	104,235	100,277
Cost of services provided	215,150	194,351
Selling, general and administrative	92,765	80,107
Amortization of intangibles	18,452	23,080
Operating income	91,398	94,485
Other income (expense)
Interest income	1,735	1,848
Interest expense	(8,412)	(12,944)
Other, net	(688)	(252)
Income before income taxes and minority interests	84,033	83,137
Provision for income taxes	21,681	22,877
Income before minority interests	62,352	60,260
Minority interests	(1,056)	(907)
Income from continuing operations	61,296	59,353
Income (loss) from operations of discontinued businesses, net of taxes	(135,662)	155
Net income (loss)	$(74,366)	$59,508
Basic earnings (loss) per common share:
Continuing operations	$0.86	$0.88
Discontinued operations	(1.89)	(0.00)
Net income (loss)	$(1.04)	$0.88
Diluted earnings (loss) per common share:
Continuing operations	$0.84	$0.84
Discontinued operations	(1.86)	(0.00)
Net income (loss)	$(1.02)	$0.84

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands)

	July 1, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$193,067	$114,821
Trade receivables, net	177,555	171,259
Inventories	69,036	65,128
Current assets held for sale	44,179	41,256
Other current assets	42,546	26,858
Total current assets	526,383	419,322
Property, plant and equipment, net	440,348	387,501
Goodwill, net	1,097,932	1,097,590
Other intangibles, net	164,302	175,021
Deferred tax asset	100,633	68,046
Long term assets held for sale	217,385	356,020
Other assets	70,103	34,709
Total assets	$2,617,086	$2,538,209
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt and capital lease obligations	$36,724	$36,263
Accounts payable	26,813	28,727
Accrued compensation	35,449	38,238
Deferred income	82,352	95,564
Accrued liabilities	34,450	38,625
Current liabilities held for sale	31,968	30,414
Other current liabilities	27,367	43,581
Total current liabilities	275,123	311,412
Long-term debt and capital lease obligations	571,808	259,902
Long term liabilities held for sale	8,168	13,661
Other long-term liabilities	112,189	116,503
Total liabilities	967,288	701,478
Commitments and contingencies
Minority interests	8,808	9,718
Shareholders’ equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 72,931,145 issued and 68,304,750 outstanding at July 1, 2006 and 72,361,666 shares issued and 71,955,491 outstanding at December 31, 2005	730	724
Capital in excess of par value	1,796,229	1,777,625
Accumulated (deficit) earnings	4,540	78,906
Treasury stock, at cost, 4,626,395 shares and 406,175 shares at July 1, 2006, and December 31, 2005, respectively	(189,423)	(17,997)
Unearned compensation	—	(20,785)
Accumulated other comprehensive income	28,914	8,540
Total shareholders’ equity	1,640,990	1,827,013
Total liabilities and shareholders’ equity	$2,617,086	$2,538,209

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended
	July 1, 2006	June 25, 2005
Cash flows relating to operating activities
Net income (loss)	$(74,366)	$59,508
Less: Income (loss) from discontinued operations	(135,662)	155
Income from continuing operations	61,296	59,353
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	40,185	43,785
Impairment charge	1,960	—
Amortization of debt issuance costs and discounts	907	1,266
Amortization of premiums on marketable securities	24	21
Provision for doubtful accounts	16	13
Minority interests	1,056	907
Deferred income taxes	2,373	(747)
Loss (gain) on disposal of property, plant, and equipment	58	200
Non-cash compensation	11,349	9,050
Changes in assets and liabilities:
Trade receivables	(780)	(10,963)
Inventories	(2,554)	(451)
Other current assets	(8,287)	(2,343)
Other assets	5,147	600
Accounts payable	(2,752)	(3,534)
Accrued compensation	(3,966)	(6,114)
Deferred income	(13,206)	(11,699)
Accrued liabilities	(8,412)	(5,038)
Other current liabilities	(19,422)	8,812
Other long-term liabilities	(4,818)	(909)
Net cash provided by operating activities	60,174	82,209
Cash flows relating to investing activities
Acquisition of businesses, net of cash acquired	—	(3,432)
Capital expenditures	(56,790)	(23,759)
Purchases of marketable securities	(47,557)	(1,904)
Proceeds from sales of property, plant and equipment	19	107
Proceeds from sale of marketable securities	13,968	408
Net cash used in investing activities	(90,360)	(28,580)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	440,196	—
Payments on long-term debt, capital lease obligation and revolving credit agreement	(132,616)	(95,172)
Purchase of call option	(98,108)	—
Proceeds from exercises of warrants	79	—
Proceeds from issuance of warrants	65,423	—
Proceeds from exercises of employee stock options	17,533	14,018
Tax benefit from exercises of employee stock options	2,542	3,518
Dividends paid to minority interests	(1,916)	(1,350)
Purchase of treasury stock	(171,426)	—
Payment of deferred financing costs	(7,591)	(635)
Net cash provided by (used in) financing activities	114,116	(79,621)
Discontinued operations
Net cash provided by (used in) operating activities	473	(3,180)
Net cash provided by (used in) investing activities	1,450	(490)
Net cash provided by (used in) financing activities	(182)	(91)
Net cash provided by (used in) discontinued operations	1,741	(3,761)
Effect of exchange rate changes on cash and cash equivalents	(7,425)	(11,264)
Net change in cash and cash equivalents	78,246	(41,017)
Cash and cash equivalents, beginning of period	114,821	207,566
Cash and cash equivalents, end of period	$193,067	$166,549
Supplemental cash flow information
Capitalized interest	$1,626	$—

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

2.   Discontinued Operations

During the first quarter of fiscal 2006, the Company initiated actions to sell Phase II-IV of the Clinical business. On May 9, 2006, the Company announced that it entered into a definitive agreement to sell Phase II-IV of the Clinical Services business for $215,000 in cash as part of a portfolio realignment which would allow the Company to capitalize on core competencies. Accordingly in the first quarter, management performed a goodwill impairment test for the Clinical business segment assuming sale of the Phase II-IV business. To determine the fair value of this segment, the Company used a combination of discounted cash flow methodology for the Phase I Clinical business and expected selling price for the Phase II-IV Clinical business. Based on this analysis, it was determined that the book carrying value of goodwill assigned to the Clinical business reporting unit exceeded its implied fair value and therefore a $129,187 charge was recorded in the first quarter of 2006 to write-down the value of this goodwill. No additional goodwill impairment was recorded during the second quarter of 2006. Goodwill will continue to be re-evaluated for impairment annually, as well as when events or circumstances occur.

In the second quarter, taking into account the planned divestiture of the Phase II-IV Clinical Services business, the Company performed an impairment test on the long-lived assets of the Clinical Phase II-IV business. Based on this analysis, the Company determined that the book value of assets assigned to the Clinical Phase II-IV business exceeded its future cash flows, which included the proceeds from the sale of the business, and therefore recorded an impairment of the assets of $3,900 in the second quarter of 2006.

In addition, during the second quarter of 2006 the Company made a decision to close its Interventional and Surgical Services (ISS) business, which was formerly included in the Preclinical Services segment. The Company performed an impairment test on the long-lived assets of the ISS business and based on that analysis, it was determined that the book value of the ISS assets exceeded the future cash flows of the ISS business. Accordingly, the Company recorded an impairment charge of $1,070 in the second quarter.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

The Phase II-IV Clinical Services and ISS businesses have been reported as discontinued operations in the second quarter and six months of 2006. The consolidated financial statements have been reclassified to segregate, as discontinued operations, the assets and liabilities, and operating results, of the businesses being discontinued for all periods presented. Operating results from discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Net sales	$30,927	$32,741	$60,556	$65,066
Income (loss) from operations of discontinued businesses, before income taxes	$(6,668)	$1,098	$(135,070)	$534
Provision for income taxes	364	247	592	379
Income (loss) from operations of discontinued businesses, net of taxes	$(7,032)	$851	$(135,662)	$155

Assets and liabilities held for sale at July 1, 2006 and December 31, 2005 consisted of the following:

	July 1, 2006	December 31, 2005
Current assets	$44,179	$41,256
Long-term assets	217,385	356,020
Total assets	$261,564	$397,276
Current liabilities	$31,968	$30,414
Long-term liabilities	8,168	13,661
Total liabilities	$40,136	$44,075

Current assets included accounts receivable, deferred income taxes and other current assets. Non-current assets included property, plant and equipment, goodwill and other intangible assets and deferred income taxes. Current liabilities consisted of accounts payable, deferred income and accrued expenses. Non-current liabilities consisted of lease obligations and deferred tax liabilities.

3.   Impairment and Other Charges

During the second quarter of 2006, the Company recorded charges of $5,300 associated with actions designed to improve operating efficiency and profitability. In the Research Models and Services segment the charges were $2,334 for closure of two small vaccine facilities and a management consolidation in the Transgenic Services business. In the Preclinical Services segment, the charges were $2,966 for headcount reductions, primarily in the Montréal facility and closure of a small Interventional and Surgical Services operation in Ireland. Substantially all amounts have been paid as of July 1, 2006.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

4.   Supplemental Balance Sheet Information

The composition of trade receivables is as follows:

	July 1, 2006	December 31, 2005
Customer receivables	$147,003	$133,436
Unbilled revenue	32,967	40,102
Total	179,970	173,538
Less allowance for doubtful accounts	(2,415)	(2,279)
Net trade receivables	$177,555	$171,259

The composition of inventories is as follows:

	July 1, 2006	December 31, 2005
Raw materials and supplies	$11,355	$10,948
Work in process	6,244	5,615
Finished products	51,437	48,565
Inventories	$69,036	$65,128

The composition of other current assets is as follows:

	July 1, 2006	December 31, 2005
Prepaid assets	$19,602	$10,884
Deferred tax asset	5,533	3,668
Prepaid income tax	9,739	10,630
Marketable securities	7,672	1,676
Other current assets	$42,546	$26,858

The composition of net property, plant and equipment is as follows:

	July 1, 2006	December 31, 2005
Land	$15,812	$15,411
Buildings	331,044	307,627
Machinery and equipment	261,777	245,512
Leasehold improvements	15,739	13,611
Furniture and fixtures	5,743	5,400
Vehicles	4,808	4,700
Construction in progress	99,752	62,027
Property, plant and equipment	734,675	654,288
Less accumulated depreciation	(294,327)	(266,787)
Net property, plant and equipment	$440,348	$387,501

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

Depreciation expense for the six months ended July 1, 2006 and June 25, 2005 was $21,733 and $20,705, respectively.

The composition of other assets is as follows:

	July 1, 2006	December 31, 2005
Deferred financing costs	$11,534	$4,850
Cash surrender value of life insurance policies	13,816	7,423
Long-term marketable securities	39,844	18,341
Other assets	4,909	4,095
Other assets	$70,103	$34,709

The composition of other current liabilities is as follows:

	July 1, 2006	December 31, 2005
Accrued income taxes	$21,861	$35,893
Current deferred tax liability	4,953	4,953
Accrued interest	553	2,735
Other current liabilities	$27,367	$43,581

The composition of other long-term liabilities is as follows:

	July 1, 2006	December 31, 2005
Deferred tax liability	$30,642	$39,645
Long-term pension liability	56,321	52,834
Accrued Executive Supplemental Life Insurance Retirement Plan	19,238	17,566
Other long-term liabilities	5,988	6,458
Other long-term liabilities	$112,189	$116,503

5.   Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or whenever events or circumstances occur as required under the provisions of Statement of Financial Accounting Standards No. 142. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. During the quarter ended December 31, 2005, the Company performed its annual impairment test of goodwill assigned to the Clinical business segment assuming the business would be held for use. Based on this assumption, there was no impairment of goodwill at December 31, 2005. During the first quarter of 2006, the Company recorded a goodwill impairment charge in discontinued operations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	July 1, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$1,110,663	$(12,731)	$1,110,240	$(12,650)
Other intangible assets not subject to amortization:
Research models	3,438	—	3,438	—
Other intangible assets subject to amortization:
Backlog	53,914	(48,862)	52,402	(42,568)
Customer relationships	177,128	(33,360)	173,759	(20,775)
Customer contracts	1,655	(1,655)	1,655	(1,590)
Trademarks and trade names	3,232	(1,706)	3,914	(2,267)
Standard operating procedures	1,355	(1,119)	1,349	(1,012)
Other identifiable intangible assets	17,096	(6,814)	10,857	(4,141)
Total other intangible assets	$257,818	$(93,516)	$247,374	$(72,353)

The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

	Adjustments to Goodwill
	Balance at December 31, 2005	Other	Balance at July 1, 2006
Research Models and Services
Gross carrying amount	$17,384	$(384)	$17,000
Accumulated amortization	(4,722)	(81)	(4,803)
Preclinical Services
Gross carrying amount	1,092,856	807	1,093,663
Accumulated amortization	(7,928)	—	(7,928)
Total
Gross carrying amount	$1,110,240	$423	$1,110,663
Accumulated amortization	(12,650)	(81)	(12,731)

6.   Long-Term Debt

On December 20, 2005, the Company amended and restated its then-existing $550,000 credit agreement to modify certain restrictive covenants as well as provide for a $65,000 term loan facility and a $10,000 revolving facility for a Canadian subsidiary and a $25,000 term loan facility and a $10,000 revolving facility for two U.K. subsidiaries (the $660,000 credit agreement). The $660,000 credit agreement originally provided for a $400,000 term loan facility and a $150,000 revolving facility. The $400,000 term loan facility matured in 20 quarterly installments with the last installment scheduled to be due September 30, 2009. The

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

$150,000 revolving facility matured on October 15, 2009 and required no scheduled payment before that date. The Canadian and U.K. term loans (aggregate $90,000) under the $660,000 credit agreement were repayable in full by September 30, 2009 and required no scheduled prepayment before that date. The new revolving facilities (aggregate $20,000) matures on October 15, 2009 and required no scheduled prepayment before that date. The interest rate applicable to the Canadian and U.K. term loans and the Canadian and U.K. revolving loans under the credit agreement is the adjusted LIBOR rate in its relevant currency plus an interest rate margin based upon the Company’s leverage ratio. The interest rates applicable to term loans and revolving loans under the credit agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon the Company’s leverage ratio. Based on the Company’s leverage ratio, the margin range for LIBOR based loans is 0.75% to 1.25%. The interest rate margin was 0.875% as of July 1, 2006. The Company pledged the stock of certain subsidiaries as well as certain U.S. assets as security for the $660,000 credit agreement. The $660,000 credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. The Company was in compliance with its debt covenants as of July 1, 2006. The Company had $4,988 outstanding under letters of credit as of July 1, 2006 and as of December 31, 2005.

During the second quarter of 2006, the Company borrowed $62,400 under the $150,000 revolving facility under the $660,000 credit agreement. As of July 1, 2006, there was no outstanding balance on the revolving facility.

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

As of July 1, 2006, the entire balance of the $50,000 credit agreement was outstanding.

On June 12, 2006, the Company issued $300,000 aggregate principal amount of convertible senior notes (“the 2013 Notes”) in a private placement with net proceeds to the Company of approximately $294,000. On June 20, 2006, the initial purchasers associated with this convertible debt offering exercised an option to purchase an additional $50,000 of the 2013 Notes for additional net proceeds to the Company of approximately $49,000. The 2013 Notes bear interest at 2.25% per annum, payable semi-annually, and mature on June 15, 2013. The 2013 Notes are convertible into cash and shares of the Company’s common stock (or, at the Company’s election, cash in lieu of some or all of such common stock), if any, based on an initial conversion rate, subject to adjustment, of 20.4337 shares of the Company’s common stock per $1,000 principal amount of notes (which represents an initial conversion price of $48.94 per share), only in the following circumstances and to the following extent: (i) during any fiscal quarter beginning after July 1, 2006 (and only during such fiscal quarter), if the last reported sale price of the Company’s common

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the  immediately preceding fiscal quarter is more than 130% of the conversion price on the last day of such preceding fiscal quarter; (ii) during the five business-day period after any five consecutive trading-day period, or the measurement period, in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2013 Notes; and (iv) at the option of the holder at any time beginning on the date that is two months prior to the stated maturity date and ending on the close of business on the second trading-day immediately preceding the maturity date. Upon conversion, the Company will pay cash and shares of its common stock (or, at its election, cash in lieu of some or all of such common stock), if any. If the Company undergoes a fundamental change as described in the indenture for the 2013 Notes, holders will have the option to require the Company to purchase all or any portion of their notes for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the purchase date. The related debt issuance costs of $7.0 million were deferred and are being amortized on a straight-line basis over a seven year term.

Concurrently with the sale of the 2013 Notes, the Company entered into convertible note hedge transactions with respect to its obligation to deliver common stock under the notes. The convertible note hedges give the Company the right to receive, for no additional consideration, the number of shares of common stock that it is obligated to deliver upon conversion of the notes (subject to antidilution adjustments substantially identical to those in the 2013 Notes), and expire on June 15, 2013. The aggregate cost of these convertible note hedges was $97,740.

Separately and concurrently with the pricing of the 2013 Notes, the Company issued warrants for approximately 7.2 million shares of its common stock. The warrants give the holders the right to receive, for no additional consideration, cash or shares (at the option of the Company) with a value equal to the appreciation in the price of the Company’s shares above $59.925, and expire between September 13, 2013 and January 22, 2014 over 90 equal increments. The total proceeds from the issuance of the warrants was $65,423.

In accordance with Emerging Issues Task Force Issue (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company recorded both the purchase of the convertible note hedges and the sale of the warrants as adjustments to additional paid in capital, and will not recognize subsequent changes in fair value of the agreement. At July 1, 2006, the fair value of the outstanding 2013 Notes was approximately $337,750, based on their quoted market value.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7.   Shareholders’ Equity

Earnings (Loss) per Share

Basic earnings per share for the three and six months ended July 1, 2006 and June 25, 2005 were computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods. Diluted earnings per share was computed upon the weighted average number of common shares outstanding in the three months ended July 1, 2006 and June 25, 2005 and the six months ended July 1, 2006 and June 25, 2005 and dilutive common stock equivalents outstanding. Potential common shares outstanding principally include stock options under our stock option plans, warrants and the assumed conversion of our 2013 Notes.

Options to purchase 2,403,536 and 1,020,190 shares were outstanding at July 1, 2006 and June 25, 2005, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase 1,479,150 and 1,250,044 shares were outstanding in each of the respective six months ended July 1, 2006 and June 25, 2005, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

Basic weighted average shares outstanding for the three and six months ended July 1, 2006 and June 25, 2005 excluded the weighted average impact of 393,840 and 590,991 shares, respectively, of non-vested fixed restricted stock awards.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations for income from continuing operations and income (loss) from operations of discontinued businesses:

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Numerator:
Income from continuing operations for purposes of calculating earnings per share	$32,781	$31,009	$61,296	$59,353
After-tax equivalent of interest expense on 3.5% senior convertible debentures	—	295	—	1,463
Income from continuing operations for purposes of calculating diluted earnings per share	$32,781	$31,304	$61,296	$60,816
Income (loss) from discontinued businesses	$(7,032)	$851	$(135,662)	$155
Denominator:
Weighted average shares outstanding—Basic	70,851,430	69,738,107	71,615,867	67,807,103
Effect of dilutive securities:
3.5% senior convertible debentures	—	1,202,939	—	2,981,197
Stock options and contingently issued restricted stock	851,925	1,633,092	1,043,535	1,604,147
Warrants	131,811	342,096	139,430	341,651
Weighted average shares outstanding—Diluted	71,835,166	72,916,234	72,798,832	72,734,098
Basic earnings per share from continuing operations	$0.46	$0.44	$0.86	$0.88
Basic earnings (loss) per share from discontinued operations	$(0.10)	$0.01	$(1.89)	$(0.00)
Diluted earnings per share from continuing operations	$0.46	$0.43	$0.84	$0.84
Diluted earnings (loss) per share from discontinued operations	$(0.10)	$0.01	$(1.86)	$(0.00)

The sum of the earning per share from continuing operations and the earnings (loss) per share from discontinued operations does not necessarily equal the earnings (loss) per share from net income in the condensed consolidation statements of operations for the three and six months ended July 1, 2006 and June 25, 2005 due to rounding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

Treasury Shares

On May 9, 2006, the Board of Directors authorized an increase of the Company’s share repurchase program to acquire up to a total of $300,000 of common stock. Concurrent with the sale of the 2013 Notes, the Company used $148,866 of the net proceeds for the purchase of 3,726,300 shares of its common stock. Prior to that the Company had entered into a Rule 10b5-1 Purchase Plan, since terminated, to facilitate the share repurchase program. Additionally, the Company’s 2000 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, during the first six months of 2006, the Company acquired 52,020 shares for $2,539 as a result of such withholdings. Share repurchases during the first six months of 2006 were as follows:

	Six Months Ended
	July 1, 2006	June 25, 2005
Number of shares of common stock repurchased	4,220,220	—
Total cost of repurchase	$171,426	—

The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Comprehensive Income (Loss)

The components of comprehensive income (loss) (net of tax) are set forth below:

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Net income (loss)	$25,749	$31,860	$(74,366)	$59,508
Foreign currency translation adjustment, net of tax	18,547	(26,696)	20,446	(25,169)
Net unrealized gain on hedging contracts	41	80	—	55
Net unrealized gain (loss) on marketable securities, net of tax	(47)	160	(72)	160
Comprehensive income (loss)	$44,290	$5,404	$(53,992)	$34,554

8.   Income Taxes

The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statement of income:

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Income (loss) before income taxes and minority interest	$43,305	$43,654	$84,033	$83,137
Effective tax rate	22.8%	28.0%	25.8%	27.5%
Provision for income tax	$9,870	$12,223	$21,681	$22,877

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

The Company’s overall effective tax rate was 22.8% in the second quarter of 2006 due to a change in the mix of worldwide earnings and an enacted reduction in the Canadian federal income tax rate which resulted in a revaluation of certain deferred tax assets and liabilities. The impact of the Canadian rate reduction is recorded as a discrete event in the second quarter of 2006 and impacts the quarterly rate by 5.1 percentage points. The effective tax rate for the quarter is also further reduced by research and development benefits in both the U.K. and Canada.

On a full year forecasted basis the Company expects its effective tax rate to be 27.2%

The Company anticipates that it will conclude certain tax audits in 2006. The Company believes its tax reserves are adequate to cover any tax obligations which may arise and does not believe that any final settlements will be material.

9.   Employee Benefits

The following table provides the components of net periodic benefit cost for the Company’s defined benefit plans:

Pension Benefits

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Service cost	$1,211	$1,368	$2,767	$2,787
Interest cost	2,095	2,248	4,496	4,535
Expected return on plan assets	(1,744)	(2,048)	(4,128)	(4,122)
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	(210)	(135)	(336)	(274)
Amortization of net loss (gain)	42	156	231	322
Net periodic benefit cost	$1,394	$1,589	$3,030	$3,248
Company contributions	$2,185	$1,203	$4,099	$2,479

Supplemental Retirement Benefits

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Service cost	$290	$130	$580	$225
Interest cost	334	262	651	505
Amortization of prior service cost	38	(40)	76	(80)
Amortization of net loss (gain)	230	232	460	427
Net periodic benefit cost	$892	$584	$1,767	$1,077

The Company expects to contribute $8,374 to these plans during 2006.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

10.   Stock-Based Compensation Plans

The Company has followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations, which resulted in accounting for grants and awards to employees at their intrinsic value in the consolidated financial statements. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Accounting for Stock-Based Compensation,” using the modified prospective application transition method, which results in the provisions of SFAS 123(R) being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. SFAS 123(R) requires companies to recognize share-based payments to employees as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. The fair value of stock options is calculated using the Black-Scholes option-pricing model and the fair value of restricted stock is based on intrinsic value. The expense recognized over the requisite service period is required to include an estimate of the awards that will be forfeited. The expected rate of forfeitures for stock options is 6% annually which is based upon historical forfeitures. Previously, the Company recorded the impact of forfeitures as they occurred. In connection with the adoption of SFAS 123(R) during the first quarter of fiscal year 2006, the Company recorded a $91 benefit (after tax) from the cumulative effect of the change from recording forfeitures as they occur to estimating forfeitures during the service period which was recorded in selling, general and administrative expense. In addition, the previously recognized unearned compensation balance of $20,785, as of the date of adoption, which was included as a component of stockholders’ equity, was reclassified to additional paid-in capital.

Stock-based employee compensation expense was $5,842 and $11,456 before tax for the three and six months ending July 1, 2006, respectively. The Company recognized the full impact of its equity incentive plans in the consolidated statements of operations for the three and six months ended July 1, 2006 under SFAS 123(R) and did not capitalize any such costs on the consolidated balance sheet, as such costs that qualified for capitalization were not material. The following table presents share-based compensation expenses included in the Company’s consolidated statement of operations:

	Three Months Ended	Six Months Ended
	July 1, 2006	July 1, 2006
Cost of sales	1,731	3,705
Selling and administration	3,777	7,036
Share based compensation expense before tax	5,508	10,741
Income tax benefit	2,071	4,006
Operations of discontinued businesses, net of tax	212	453
Net stock based compensation expense	$3,649	$7,188
Reduction to earnings per share:
Basic	$0.05	$0.10
Diluted	$0.05	$0.10

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

Prior to January 1, 2006, the Company had followed APB Opinion No. 25 and related interpretations, which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements.

The Company had previously adopted the provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” through disclosure only. The following table illustrates the effect on net income and earnings per share for the three and six months ended June 25, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

	Three Months Ended	Six Months Ended
	June 25, 2005	June 25, 2005
Net income, as reported	$31,860	$59,508
Add: Stock-based compensation expense included in reported net income, net of related tax effects	3,543	6,543
Deduct: Stock-based employee compensation using fair value method for all awards, net of related tax effects	(9,579)	(16,935)
Pro forma net income	$25,824	$49,116
Net income per common share:
Basic, pro forma	$0.37	$0.72
Basic, as reported	$0.46	$0.88
Diluted, pro forma	$0.36	$0.70
Diluted, as reported	$0.44	$0.84

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. There were 146,150 and 1,296,794 option grants during the six months ended July 1, 2006 and June 25, 2005. The fair values of options granted during the six month period ending July 1, 2006 and June 25, 2005 were calculated using the following weighted-average assumptions:

	Options Granted In:
	2006	2005
Expected stock price volatility	30%	35%
Risk free interest rate	4.42%	3.01%
Expected life of options	4.43 years	5.0 years
Expected annual dividends	$0	$0

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

Stock Options

The following table summarizes the stock option activity in the equity incentive plans from December 31, 2005 through July 1, 2006:

(Options in thousands)	Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	5,554	$35.39
Granted	146	47.11
Exercised	(549)	31.96
Cancelled	(81)	39.03
Outstanding July 1, 2006	5,070	$36.00
Exercisable at July 1, 2006	3,736	$33.78

The following table summarizes information related to the outstanding and vested options as of July 1, 2006:

	Options Outstanding	Vested Options
Number of shares (in thousands)	5,070	3,736
Weighted average remaining contractual life	6.68 years	6.23 years
Weighted average exercise price	$36.00	$33.78
Aggregate intrinsic value (in thousands)	$25,605	$23,510

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s average common stock price of $44.73 as of July 1, 2006, which would have been received by the option holders had all in-the-money options been exercised.

The following table summarizes the non-vested stock option activity in the equity incentive plans from December 31, 2005 through July 1, 2006:

(Options in thousands)	Stock Options	Weighted Average Exercise Price
Non-vested at December 31, 2005	1,841	$42.06
Granted	146	47.11
Forfeited	(88)	40.00
Vested	(565)	43.05
Non-vested at July 1, 2006	1,334	42.21

The total intrinsic value of options exercised during the six months ended July 1, 2006 and June 25, 2005 was $8,798 and $13,440, respectively. The total cash received from employees as a result of employee stock option exercises during the six months ended July 1, 2006 and June 25, 2005 was approximately

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

$17,533 and $14,018, respectively. In connection with these exercises, the tax benefits realized by the Company for the six months ended July 1, 2006 were $2,542.

The total fair value of the options vested during the six months ended July 1, 2006 and June 25, 2005 was $10,137 and $10,184, respectively.

The Company settles employee stock option exercises with newly issued common shares.

As of July 1, 2006, there was $14,363 of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 19.4 months.

Restricted Stock

The following table summarizes the restricted stock activity from December 31, 2005 through July 1, 2006:

(Shares in thousands)	Restricted Stock	Weighted Average Fair Value
Outstanding December 31, 2005	565	$46.76
Granted	20	47.51
Vested	(175)	47.54
Cancelled	(16)	47.60
Outstanding July 1, 2006	394	$46.42

As of July 1, 2006, there was $13,957 of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 20.6 months.

Performance Based Plans

The Company has been accruing compensation expense for the performance-based management incentive program (Mid-Term Incentive (MTI) Program) obligations over the period the participating employees are required to be employed by the Company. During the first quarter of 2006, the Company determined it would not achieve the performance outlined under the plan. Based on these estimates, the Company does not anticipate making a payout under the plan. During the six months ended July 1, 2006 and June 25, 2005, the Company recorded $(949) and $38, respectively, as compensation expense. In February 2005, the Compensation Committee of the Board of Directors determined that it would not make any future awards under the MTI Program.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

12.   Business Segment Information

In connection with discontinuing of the Company’s Phase II-IV Clinical Services business during the second quarter of 2006, the Phase I Clinical Services business has been combined with the Preclinical Services segment. The Phase I Clinical Services business is an integral component of the Company’s service offerings as it supports customers’ preclinical efforts through early-stage clinical trials. The combination of the Phase I Clinical Services business and the Preclinical Services segment better reflects the Company’s operating results and the manner in which the businesses are managed. Segment data for the three and six months ended June 25, 2005 has been restated to reflect this combination.

The following table presents sales to unaffiliated customers and other financial information by product line segment.

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Research Models and Services
Net sales	$130,816	$130,771	$259,788	$258,683
Gross margin	55,478	57,729	111,344	114,296
Operating income	38,003	43,050	78,479	85,358
Depreciation and amortization	5,237	5,047	10,272	9,920
Capital expenditures	4,783	6,478	8,349	11,792
Preclinical Services
Net sales	$137,043	$120,119	$262,212	$233,617
Gross margin	51,632	43,875	91,271	83,376
Operating income	22,530	18,596	36,318	31,766
Depreciation and amortization	15,288	16,616	29,913	33,865
Capital expenditures	12,620	5,115	48,441	11,967

A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Total segment operating income	$60,533	$61,646	$114,797	$117,124
Unallocated corporate overhead	(12,831)	(12,588)	(23,399)	(22,639)
Consolidated operating income	$47,702	$49,058	$91,398	$94,485

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

A summary of unallocated corporate overhead consists of the following:

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Inveresk stock based compensation expense	$116	$2,285	$401	$4,675
Restricted stock and performance based compensation expense	2,415	1,786	3,533	3,094
U.S. pension expense	2,186	1,367	4,003	2,685
Audit, tax and related expenses	571	831	2,236	1,353
Executive officers’ salary	927	727	1,791	1,454
Employees’ salary	1,963	1,219	3,899	2,429
Other general unallocated corporate expenses	4,653	4,373	7,536	6,949
	$12,831	$12,588	$23,399	$22,639

Other general unallocated corporate expenses consist of various departmental costs including corporate accounting, legal and investor relations.

13.   Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) has issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the interpretation and has not yet determined the impact, if any, FIN48 will have on its consolidated financial results.

During July 2006, the FASB affirmed its previous decision to make the recognition provisions of its proposed standard, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R), effective for public companies (as defined in FASB Statement No. 123 (revised 2004), Share Based Payment) for fiscal years ending after December 15, 2006. The FASB is expected to issue its final standard on or before September 29, 2006. Upon issuance the Company will disclose in its financial statements the expected impact of adoption as required by SEC Staff Accounting Bulletin 74, “Disclosure of the Impact that Recently Issued Accounting Standards will have on the Financial Statements of the Registrant when Adopted in a Future Period.”

14.   Subsequent Event

On July 31, 2006, the Company amended and restated its then-existing $660,000 credit agreement to reduce the current interest rate, modify certain restrictive covenants and extend the term. The now $428,000 credit agreement provides for a $156,000 U.S. term loan facility, a $200,000 U.S. revolving

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

facility, a C$57,800 term loan facility and a C$12,000 revolving facility for a Canadian subsidiary, and a GBP 6,000 revolving facility for a U.K. subsidiary (the $428,000 credit agreement). The $156,000 term loan facility matures in 20 quarterly installments with the last installment due June 30, 2011. The $200,000 U.S. revolving facility matures on July 31, 2011 and requires no scheduled payment before that date. Under specified circumstances, the $200,000 U.S. revolving facility may be increased by $100,000. The Canadian term loan is repayable in full by June 30, 2011 and requires no scheduled prepayment before that date. The Canadian and UK revolving facilities mature on July 31, 2011 and require no scheduled prepayment before that date. The interest rate applicable to the Canadian term loan and the Canadian and U.K. revolving loans under the credit agreement is the adjusted LIBOR rate in its relevant currency plus an interest rate margin based upon the Company’s leverage ratio. The interest rates applicable to term loans and revolving loans under the credit agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon the Company’s leverage ratio. Based on the Company’s leverage ratio, the margin range for LIBOR based loans is 0.625% to .875%. The interest rate margin was 0.625% as of July 31, 2006. The Company has pledged the stock of certain subsidiaries as well as certain U.S. assets as security for the $428,000 credit agreement. The $428,000 credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default.

On July 31, 2006, the Company amended its $50,000 credit agreement to reflect substantially the same modifications made to the covenants in the $428,000 credit agreement.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes.

Overview

Continuing Operations

We are a leading global provider of solutions that advance the drug discovery and development process. These solutions include research models and outsourced preclinical services, and are designed to enable our clients to bring drugs to market faster and more efficiently. Our products and services are organized into two categories spanning the drug development pipeline: Research Models and Services (RMS) and Preclinical Services. We have been in business for nearly 60 years, and our customer base includes all of the major pharmaceutical companies and many biotechnology companies, government agencies, leading hospitals and academic institutions.

Our second quarter Preclinical sales growth was driven by continued strong spending by major pharmaceuticals and biotechnology companies on our global products and services, which aid in their development of new drugs and products, partially offset by customer focus on cost-savings including the impact of pharmaceutical consolidations, mainly in RMS. Customers continued to outsource services to aid in their efforts to bring new drugs, devices and therapies to market. Future drivers for our business are primarily expected to emerge from our customers’ continued growing demand for drug discovery and development services, including increased strategic focus on outsourcing which should drive future sales of services. We are continuing our capacity expansion program with major construction progressing at our new Preclinical sites in Massachusetts and Nevada as well as the commencement of construction of our California RMS facility. We have allocated $175-$200 million for these and other capital expenditures in order to take advantage of the long-term market opportunities. In addition to organic growth, our business strategy includes strategic, “bolt-on” acquisitions that complement our business and increase our rate of growth.

In addition, our overall results for the second quarter of 2006 and for the year to date were impacted by various cost-saving initiatives we implemented to improve overall operating efficiency and profitability. These initiatives included headcount reductions (primarily in our Preclinical Montreal site), the closure of two remote vaccine business locations and our ISS operations and miscellaneous smaller actions, all of which initiatives amounted to a charge of $6.4 million in the second quarter. Of the $6.4 million charge, $5.3 million is reported within continued operations.

Furthermore, our overall results for the second quarter of 2006 and for the year to date were significantly affected by the negative impact of the implementation of SFAS 123(R) (expensing stock options) which we adopted on a modified prospective application transition method in the first quarter of 2006. The additional cost associated with expensing stock option expense in the second quarter was $3.3 million, or $6.7 million on a year-to-date basis.

Total net sales in the second quarter of 2006 were $267.9 million, an increase of 6.8% over the same period last year. The sales increase was due primarily to increased customer demand and higher pricing, which more than offset unfavorable foreign currency translation of 1%. Our gross margin decreased to 40.0% of net sales, compared to 40.5% of net sales for the same period last year due to stock compensation expense, the second quarter charges for cost-saving initiatives and lower margins in the RMS business, partially offset by increased margins in the Preclinical business. Stock compensation expense for the three and six months ended July 1, 2006 is set forth in the following chart:

Stock Compensation Expense
(in thousands)

	Three Months Ended				Six Months Ended
	July 1, 2006				July 1, 2006
	RMS	Preclinical	Unallocated Corporate Overhead	Total	RMS	Preclinical	Unallocated Corporate Overhead	Total
Cost of goods	$765	$966	—	$1,731	$1,600	$2,105		$3,705
Selling, general and administrative expenses	536	640	2,601	3,777	1,099	1,376	4,561	7,036
Total	$1,301	$1,606	$2,601	$5,508	$2,699	$3,481	$4,561	$10,741

Our operating income was $47.7 million, a decrease of $1.4 million, compared to $49.1 million for the same period last year. The operating margin was 17.8%, compared to 19.6% for the same period last year. Second quarter results were unfavorably impacted by stock based compensation of $3.6 million and the charge for the cost-saving initiatives. Income from continuing operations in the second quarter of 2006 was $32.8 million, compared to $31.0 million in the same period last year. Diluted earnings per share from continuing operations in the second quarter of 2006 were $0.46, compared to $0.43 in the same period last year.

On a year to date basis ending July 1, 2006, total net sales were $522.0 million, an increase of 6.0% over the same period last year. Our operating margin decreased to 17.5% of total net sales, compared to 19.2% of total net sales for the same period last year due to the expensing of stock options and the second quarter charges for cost-saving initiatives. Income from continuing operations on a year to date basis was $61.3 million, compared to $59.4 million for the same period last year. Diluted earnings per share from continuing operations on a year to date basis was $0.84, the same as last year.

We report two segments; Research Models and Services (RMS) and Preclinical Services, which reflect the manner in which our operating units are managed. We intend to retain our Phase I Clinical Services business, which is an integral strategic component of our service offerings, as it enables us to support our customers’ preclinical efforts through early-stage clinical trials. The Phase I Clinical Services results are now included in the Preclinical Services segment, which better reflects our results of operations and facilitates understanding of the Company’s business. The changes in segments have no effect on our consolidated revenues or net income.

Our RMS segment, which represented 49.0% of net sales in the second quarter of 2006, includes sales of research models, transgenic services, laboratory services, preconditioning services, consulting and staffing services, vaccine support and in vitro technology (primarily endotoxin testing). Net sales for this segment remained relatively flat compared to the same period last year due to increased vaccine and in vitro sales, offset by lower sales of research models mainly in Europe and the United States and lower transgenic sales. Unfavorable foreign currency translation reduced the net sales gain by 1%. The RMS gross margin and operating margin declined mainly due to the impact of stock option expense, second quarter initiatives and lower sales of research models mainly in Europe and the United States, lower transgenic sales and timing of large model shipments. Operating income decreased to 29.1% of net sales, compared to 32.9% of net sales for the same period last year.

Sales on a year to date basis for our RMS business segment remained essentially flat compared to the same period last year due to higher research model sales in the United States and in vitro sales, offset by lower transgenic sales and timing of large model shipments. Operating income was $78.5 million, a decrease of $6.9 million, or 8.1%, from the same period last year. Operating income as a percent of net sales decreased to 30.2% compared to 33.0% for last year.

Our Preclinical Services segment, which represented 51.0% of net sales in the second quarter of 2006, includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical and bioanalysis, pharmacokinetics and drug metabolism services as well as Phase I clinical trials. Sales for this segment increased 14.1% over the same period last year. We experienced favorable market conditions as demand for toxicology services remained strong. Gross margin for Preclinical services increased to 37.7% of net sales in 2006 compared to 36.5% of net sales in 2005 due to greater utilization due to the higher sales and favorable sales mix partially offset by the impact of the charges for second quarter cost-saving initiatives and stock compensation expense. The second quarter initiatives included a number of actions to reduce costs, primarily headcount reductions at our Montreal facility. Operating income increased to 16.4% of net sales compared to 15.5% of net sales last year due mainly to greater utilization as a result of increased sales.

Sales on a year to date basis for our Preclinical Services segment increased 12.2% over the same period last year. Operating income increased to 13.9% of net sales, compared to 13.6% for the first six months of 2005.

Discontinued Operations

Our Phase II-IV Clinical Services and ISS businesses are reported as discontinued operations in the second quarter of 2006. Our historical information has been reclassified to reflect discontinued operations.

During the first quarter of fiscal 2006, the Company initiated actions to sell Phase II-IV of the Clinical business. On May 9, 2006, the Company announced that it entered into a definitive agreement to sell Phase II-IV of the Clinical Services business for $215.0 million in cash as part of a portfolio realignment which would allow the Company to capitalize on core competencies. Accordingly in the first quarter, management performed a goodwill impairment test for the Clinical business segment assuming sale of the Phase II-IV business. To determine the fair value of this segment, the Company used a combination of discounted cash flow methodology for the Phase I Clinical business and expected selling price for the Phase II-IV Clinical business. Based on this analysis, it was determined that the book carrying value of goodwill assigned to the Clinical business segment exceeded its implied fair value and therefore a $129.2 million charge was recorded in the first quarter of 2006 to write-down the value of this goodwill. This charge has been reported as a component of loss from operations of discontinued businesses in the accompanying consolidated statements of operations for the six months ended July 1, 2006. No additional goodwill impairment was recorded during the second quarter of 2006. Goodwill will continue to be re-evaluated for impairment annually as well as when events or circumstances occur.

In the second quarter, taking into account the planned divestiture of the Phase II-IV Clinical Services business, the Company performed an impairment test on the long-term assets of the Clinical Phase II-IV business. Based on this analysis, the Company determined that the book value of assets assigned to the Clinical Phase II-IV business exceeded its future cash flows, which included the proceeds from the sale of the business, and therefore recorded an impairment of the assets of $3.9 million in the second quarter of 2006.

In addition, during the second quarter of 2006 the Company made a decision to close its Interventional and Surgical Services (ISS) business, which was formerly included in the Preclinical Services segment. The Company performed an impairment test on the long term assets of the ISS business and based on that analysis, it was determined that the book value of the ISS assets exceeded the future cash flows of the ISS business. Accordingly, the Company recorded an impairment charge of $1.1 million in the second quarter.

Net income (loss) from discontinued operations for the second quarter was $(7.0) million which included the impairment of the Phase II-IV long term assets and the impairment of the Massachusetts ISS facility.

On a year to date basis, net income (loss) was $(135.6) million due mainly to the goodwill impairment in the first quarter.

Total

Net income for the second quarter was $25.8 million, compared to $31.9 million for the same period last year. Diluted earnings per share were $0.36, compared to $0.44 in the same period last year.

Net income (loss) on a year to date basis, which includes the impairment charge in the first quarter of 2006, was ($74.4) million, compared to $59.5 million for the same period last year. Diluted earnings (loss) per share on a year to date basis were ($1.02), compared to $0.84 in the same period last year.

Three Months Ended July 1, 2006 Compared to Three Months Ended June 25, 2005

Net Sales.   Net sales for the three months ended July 1, 2006 were $267.9 million, an increase of $17.0 million, or 6.8%, from $250.9 million for the three months ended June 25, 2005.

Research Models and Services.   For the three months ended July 1, 2006, net sales for our RMS segment remained flat at $130.8 million, compared to the three months ended June 25, 2005. RMS global prices increased an average of approximately 3.2% while unit volume of both models and services declined approximately 2.6% and unfavorable foreign currency translation reduced sales growth by approximately 0.6%. The RMS sales were driven mainly by increased vaccine and In Vitro sales, partially offset by continued slowdown in the transgenic services business and lower research model sales in Europe and the United States due mainly to customer cost-saving programs.

Preclinical Services.   For the three months ended July 1, 2006, net sales for our Preclinical Services segment were $137.0 million, an increase of $16.9 million, or 14.1%, compared to $120.1 million for the three months ended June 25, 2005. The increase was primarily due to increased customer demand for toxicology and other specialty preclinical services. Our Preclinical Services business benefited from increased customer demand, reflecting increased drug development efforts and customers outsourcing their preclinical service needs. Unfavorable foreign currency decreased sales growth less than 1%.

Cost of Products Sold and Services Provided.   Cost of products sold and services provided for the three months ended July 1, 2006 was $160.7 million, an increase of $11.4 million, or 7.6%, from $149.3 million for the three months ended June 25, 2005. Cost of products sold and services provided for the three months ended July 1, 2006 was 60.0% of net sales, compared to 59.5% for the three months ended June 25, 2005 due to stock compensation expense and the cost-saving initiatives.

Research Models and Services.   Cost of products sold and services provided for RMS for the three months ended July 1, 2006 was $75.3 million, an increase of $2.3 million, or 3.2%, compared to $73.0 million for the three months ended June 25, 2005. Cost of products sold and services provided increased as a percent of net sales to 57.6% for the three months ended July 1, 2006, compared to the three months ended June 25, 2005 at 55.8% of net sales. The continued slowdown in the transgenic services business, lower research model sales mainly in Europe and the United States, stock compensation expense, cost-saving initiatives which includes the shutdown of two small vaccine sites, and higher fuel costs all adversely impacted the cost of products sold and services provided as a percent of sales.

Preclinical Services.   Cost of products sold and services provided for the Preclinical Services segment for the three months ended July 1, 2006 was $85.4 million, an increase of $9.2 million, or 12.1%, compared to $76.2 million for the three months ended June 25, 2005. Cost of products sold and services provided as a percentage of net sales was 62.3% for the three months ended July 1, 2006, compared to 63.4% for the three months ended June 25, 2005. The decrease in cost of products sold and services provided as a percentage of net sales was primarily due to the greater utilization as a result of higher sales partially offset by the stock compensation expense and cost-saving initiatives which include severance charges related to our Montreal site.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the three months ended July 1, 2006 were $50.0 million, an increase of $8.9 million, or 21.8%, from $41.1 million for the three months ended June 25, 2005. Selling, general and administrative expenses for the three months ended July 1, 2006 were 18.7% of net sales compared to 16.4% of net sales for the three months ended June 25, 2005. The increase was due primarily to the cost-saving initiatives and stock compensation expense.

Research Models and Services.   Selling, general and administrative expenses for RMS for the three months ended July 1, 2006 were $17.4 million, an increase of $2.8 million, or 19.2%, compared to $14.6 million for the three months ended June 25, 2005. Selling, general and administrative expenses increased as a percentage of sales to 13.3% for the three months ended July 1, 2006 from 11.2% for the three months ended June 25, 2005. The increase was due primarily to the cost-saving initiatives and stock compensation expense.

Preclinical Services.   Selling, general and administrative expenses for the Preclinical Services segment for the three months ended July 1, 2006 were $19.8 million, an increase of $5.9 million, or 42.4%, compared to $13.9 million for the three months ended June 25, 2005 due mainly to stock compensation expense. Selling, general and administrative expenses for the three months ended July 1, 2006 increased to 14.5% of net sales, compared to 11.6% of net sales for the three months ended June 25, 2005.

Unallocated Corporate Overhead.   Unallocated corporate overhead, which consists of various corporate expenses, including those associated with pension, executive salaries, stock based compensation and departments such as corporate accounting, legal and investor relations, was $12.8 million for the three months ended July 1, 2006, compared to $12.6 million for the three months ended June 25, 2005.

Amortization of Other Intangibles.   Amortization of other intangibles for the three months ended July 1, 2006 was $9.4 million, a decrease of $2.1 million, from $11.5 million for the three months ended June 25, 2005.

Preclinical Services.   For the three months ended July 1, 2006, amortization of other intangibles for our Preclinical Services segment was $9.3 million, compared to $11.4 million for the three months ended June 25, 2005.

Operating Income.   Operating income for the three months ended July 1, 2006 was $47.7 million, a decrease of $1.4 million, or 2.8%, from $49.1 million for the three months ended June 25, 2005. Operating income for the three months ended July 1, 2006 was 17.8% of net sales, compared to 19.6% of net sales for the three months ended June 25, 2005. The decrease as a percent of sales was due primarily to the cost-saving initiatives taken in the quarter, stock compensation charges and the impact of the lower sales of research models, mainly in Europe, offset by favorable results in Preclinical Services.

Research Models and Services.   For the three months ended July 1, 2006, operating income for our RMS segment was $38.0 million, a decrease of $5.1 million, or 11.8%, from $43.1 million for the three months ended June 25, 2005. Operating income as a percentage of net sales for the three months ended July 1, 2006 was 29.1%, compared to 33.0% for the three months ended June 25, 2005. The decrease in the operating income as a percentage of net sales was primarily due to the cost-saving initiatives, stock compensation charges and the impact of lower Research Models sales, mainly in Europe, and timing of large model shipments.

Preclinical Services.   For the three months ended July 1, 2006, operating income for our Preclinical Services segment was $22.5 million, an increase of $3.9 million, or 21.0%, from $18.6 million for the three months ended June 25, 2005. Operating income as a percentage of net sales increased to 16.4%, compared to 15.5% of net sales for the three months ended June 25, 2005. The increase in operating income for the three months ended July 1, 2006 was primarily due the greater utilization due the higher sales, favorable sales mix and lower amortization costs, partially offset by the cost-saving initiatives and stock compensation expense.

Interest Expense.   Interest expense for the three months ended July 1, 2006 was $4.6 million, compared to $5.7 million for the three months ended June 25, 2005. The $1.1 million decrease was primarily due to the capitalization of interest related to our capacity expansion program.

Income Taxes.   Income tax expense for the three months ended July 1, 2006 was $9.9 million, a decrease of $2.3 million compared to $12.2 million for the three months ended June 25, 2005. This decrease is due to a change in the mix of worldwide earnings and the recording of a discrete event related to the Canadian federal tax rate reduction enacted during the quarter.

Income (Loss) from Continuing Operations.   Net income for continuing operations in the second quarter of 2006 was $32.8 million, compared to $31.0 million in the same period last year. Diluted earnings per share for continuing operations in the second quarter of 2006 were $0.46, compared to $0.43 in the same period last year. Second quarter results were unfavorably impacted by stock based compensation of $3.3 million and the charge for the cost-saving initiatives.

Income (Loss) from Discontinued Operations.   Income (loss) from discontinued operations for the second quarter was $(7.0) million which included the impairment of the Phase II-IV long term assets and the impairment of the Massachusetts ISS facility.

In the second quarter taking into account the planned divestiture of the Phase II-IV Clinical Services business, the Company performed an impairment test on the long-term assets of the Clinical Phase II-IV business. Based on this analysis, the Company determined that the book value of assets assigned to the Clinical Phase II-IV business exceeded its future cash flows, which included the proceeds from the sale of the business, and therefore recorded an impairment of the assets of $3.9 million in the second quarter of 2006.

In addition, during the second quarter of 2006 the Company made a decision to close its Interventional and Surgical Services (ISS) business, which was formerly included in the Preclinical Services segment. The Company performed an impairment test on the long term assets of the ISS business and based on that analysis, it was determined that the book value of the ISS assets exceeded the future cash flows of the ISS business. Accordingly, the Company recorded an impairment charge of $1.1 million in the second quarter.

Net Income.   Net income for the three months ended July 1, 2006 was $25.8 million, a decrease of $6.1 million from $31.9 million for the three months ended June 25, 2005 due mainly to the impairment in the discontinued businesses.

Six Months Ended July 1, 2006 Compared to Six Months Ended June 25, 2005

Net Sales.   Net sales for the six months ended July 1, 2006 were $522.0 million, an increase of $29.7 million, or 6.0%, from $492.3 million for the six months ended June 25, 2005.

Research Models and Services.   For the six months ended July 1, 2006, net sales for our RMS segment were $259.8 million, an increase of $1.1 million from $258.7 million for the six months ended June 25, 2005. Unfavorable foreign currency translation reduced sales growth by approximately 2.2%. RMS global prices increased an average of approximately 2.9% offset by unit volume decrease of both models and services reduced sales growth by approximately 0.3%. The RMS sales growth was driven by increases in basic research and biotechnology spending, which drove greater demand for our products and services, partially offset by continued slowdown in the transgenic services business and the timing of large animal shipments.

Preclinical Services.   For the six months ended July 1, 2006, net sales for our Preclinical Services segment were $262.2 million, an increase of $28.6 million, or 12.2%, compared to $233.6 million for the six months ended June 25, 2005. The increase was primarily due to increased customer demand for toxicology and other specialty preclinical services. Our preclinical services business benefited from increased customer demand, reflecting increased drug development efforts and customer outsourcing. Unfavorable foreign currency decreased sales growth by less than 1%.

Cost of Products Sold and Services Provided.   Cost of products sold and services provided for the six months ended July 1, 2006 was $319.4 million, an increase of $24.8 million, or 8.4%, from $294.6 million for the six months ended June 25, 2005. Cost of products sold and services provided for the six months ended July 1, 2006 was 61.2% of net sales, compared to 59.8% for the six months ended June 25, 2005 due to cost-saving initiatives and stock compensation expense.

Research Models and Services.   Cost of products sold and services provided for RMS for the six months ended July 1, 2006 was $148.4 million, an increase of $4.0 million, or 2.8%, compared to $144.4 million for the six months ended June 25, 2005. Cost of products sold and services provided as a percent of net sales for the six months ended July 1, 2006 was 57.1% compared to the six months ended June 25, 2005 at 55.8% of net sales. The continued slowdown in the transgenic services business, lower research model sales mainly in Europe, stock compensation expense, cost-saving initiatives which included the shutdown of two small vaccine sites and higher fuel costs all adversely impacted the cost of products sold and services provided as a percent of sales.

Preclinical Services.   Cost of products sold and services provided for the Preclinical Services segment for the six months ended July 1, 2006 was $170.9 million, an increase of $20.6 million, or 13.7%, compared to $150.3 million for the six months ended June 25, 2005. Cost of products sold and services provided as a percentage of net sales was 65.2% for the six months ended July 1, 2006, compared to 64.3% for the six months ended June 25, 2005. The increase in cost of products sold and services provided as a percentage of net sales was primarily due to cost-saving initiatives and stock compensation expense, partially offset by improved capacity utilization resulting from the increased sales of services.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the six months ended July 1, 2006 were $92.8 million, an increase of $12.7 million, or 15.9%, from $80.1 million for the six months ended June 25, 2005. Selling, general and administrative expenses for the six months ended July 1, 2006 were 17.8% of net sales compared to 16.3% of net sales for the six months ended June 25, 2005. The increase was due primarily to cost-saving initiatives and stock compensation expense.

Research Models and Services.   Selling, general and administrative expenses for RMS for the six months ended July 1, 2006 were $32.7 million, an increase of $3.8 million, or 13.1%, compared to $28.9 million for the six months ended June 25, 2005. Selling, general and administrative expenses increased as a percentage of sales to 12.6% for the six months ended July 1, 2006 from 11.2% for the six months ended June 25, 2005. The increase was due primarily to cost-saving initiatives and stock compensation expense.

Preclinical Services.   Selling, general and administrative expenses for the Preclinical Services segment for the six months ended July 1, 2006 were $ 36.7 million, an increase of $8.1 million, or 28.3%, compared to $28.6 million for the six months ended June 25, 2005. Selling, general and administrative expenses for the six months ended July 1, 2006 increased to 14.0% of net sales, compared to 12.2% of net sales for the six months ended June 25, 2005 due primarily to stock compensation expense and cost-saving initiatives.

Unallocated Corporate Overhead.   Unallocated corporate overhead, which consists of various corporate expenses including those associated with pension, executive salaries, stock based compensation and departments such as corporate accounting, legal and investor relations, was $23.4 million for the six months ended July 1, 2006, compared to $22.6 million for the six months ended June 25, 2005.

Amortization of Other Intangibles.   Amortization of other intangibles for the six months ended July 1, 2006 was $ 18.5 million, a decrease of $4.6 million, from $23.1 million for the six months ended June 25, 2005.

Preclinical Services.   For the six months ended July 1, 2006, amortization of other intangibles for our Preclinical Services segment was $18.3 million, an decrease of $4.7 million from $23.0 million for the six months ended June 25, 2005.

Operating Income.   Operating income for the six months ended July 1, 2006 was $91.4 million, a decrease of $3.1 million, or 3.3%, from $94.5 million for the six months ended June 25, 2005. Operating income for the six months ended July 1, 2006 was 17.5% of net sales, compared to 19.2% of net sales for the six months ended June 25, 2005. The decrease as a percent of sales was mainly due to cost-saving actions taken in the second quarter, stock compensation charges and the impact of lower research model sales, mainly in Europe partially offset by improvement is operating income in our Preclinical segment.

Research Models and Services.   For the six months ended July 1, 2006, operating income for our RMS segment was $78.5 million, a decrease of $6.9 million, or 8.1%, from $85.4 million for the six months ended June 25, 2005. Operating income as a percentage of net sales for the six months ended July 1, 2006 was 30.2%, compared to 33.0% for the six months ended June 25, 2005. The decrease in the operating income as a percentage of net sales was primarily due to the cost-saving initiatives, stock compensation charges, and the impact of lower research model sales, mainly in Europe, and timing of large model shipments.

Preclinical Services.   For the six months ended July 1, 2006, operating income for our Preclinical Services segment was $36.3 million, an increase of $4.5 million, or 14.2%, from $31.8 million for the six months ended June 25, 2005. Operating income as a percentage of net sales increased to 13.8%, compared to 13.6% of net sales for the six months ended June 25, 2005. The increase in operating income as a percentage of net sales for the six months ended July 1, 2006 was primarily due to higher toxicology sales, improved sales mix due to more specialty services and lower amortization costs partially offset by stock compensation expense and cost-saving initiatives.

Interest Expense.   Interest expense for the six months ended July 1, 2006 was $8.4 million, compared to $12.9 million for the six months ended June 25, 2005. The $4.5 million decrease was primarily due to debt repayment.

Income Taxes.   Income tax expense for the six months ended July 1, 2006 was $21.7 million, a decrease of $1.2 million compared to $22.9 million for the six months ended June 25, 2005.

Income (Loss) from Continuing Operations.   Income from continuing operations on a year to date basis was $61.3 million, compared to $59.4 million for the same period last year. Diluted earnings per share from continuing operations on a year to date basis were $0.84, compared to $0.84 in the same period last year.

Income (Loss) from Discontinued Operations.   On a year to date basis, net income (loss) was $(135.6) million due mainly to the goodwill impairment in the first quarter.

Net Income.   Net income (loss) for the six months ended July 1, 2006 was $(74.3) million compared to $59.5 million for the six months ended June 25, 2005, due mainly to the goodwill impairment related to our discontinued operation.

Liquidity and Capital Resources

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our condensed consolidated statements of cash flows.

Our principal sources of liquidity have been our cash flow from operations, the convertible debt offering and our revolving line of credit arrangements.

On June 12, 2006, we issued $350.0 million aggregate principal amount of convertible senior subordinated notes (the 2013 Notes) in a private placement with net proceeds to the Company of $343,025. The 2013 Notes bear interest at 2.25% per annum, payable semi-annually, and mature on June 15, 2013. The 2013 Notes are convertible into cash and shares of common stock (or, at the Company’s election, cash in lieu of some or all of such common stock) based on an initial conversion rate, subject to adjustment, of 20.4337 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of $48.94 per share).

Concurrently with the sale of the 2013 Notes, we entered into convertible note hedge transactions with respect to our obligation to deliver common stock under the 2013 Notes. The convertible note hedges give us the right to receive, for no additional consideration, the numbers of shares of common stock that we are obligated to deliver upon conversion of the 2013 Notes (subject to antidilution adjustments substantially identical to those in the 2013 Notes), and expire on June 15, 2013. The aggregate cost of these convertible note hedges was $97.7 million.

Separately and concurrently with the pricing of the 2013 Notes, we issued warrants for approximately 7.2 million shares of our common stock. The warrants give the holders the right to receive, for no additional consideration, cash or shares (at our option) with a value equal to the appreciation in the price of our shares above $59.925, and expire between September 13, 2013 and January 22, 2014 over 90 equal increments.  The total proceeds from the issuance of the warrants was $65.4 million.

From our economic perspective, the cumulative impact of the purchase of the convertible note hedges and the sale of the warrants increases the effective conversion price of the 2013 Notes from $48.94 to $59.25 per share.

On July 31, 2006, we amended and restated our then-existing $660.0 million credit agreement to reduce the current interest rate, modify certain restrictive covenants and extend the tenor. The now $428.0 million credit agreement provides for a $156,000 U.S. term loan facility, a $200.0 million U.S. revolving facility, a C$57.8 million term loan facility and a C$12.0 million revolving facility for a Canadian subsidiary, and a GBP 6.0 million revolving facility for a U.K. subsidiary (the $428.0 million credit agreement). The $156.0 million term loan facility matures in 20 quarterly installments with the last installment due June 30, 2011. The $200.0 million U.S. revolving facility matures on July 31, 2011 and requires no scheduled payment before that date. Under specified circumstances, the $200.0 million U.S. revolving facility may be increased by $100.0 million. The Canadian term loan is repayable in full by

June 30, 2011 and requires no scheduled prepayment before that date. The Canadian and UK revolving facilities mature on July 31, 2011 and require no scheduled prepayment before that date. The interest rate applicable to the Canadian term loan and the Canadian and U.K. revolving loans under the credit agreement is the adjusted LIBOR rate in its relevant currency plus an interest rate margin based upon our leverage ratio. The interest rates applicable to term loans and revolving loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio. Based on our leverage ratio, the margin range for LIBOR based loans is 0.625% to .875%. The interest rate margin was 0.625% as of July 31, 2006. The Company has pledged the stock of certain subsidiaries as well as certain U.S. assets as security for the $428.0 million, credit agreement. The $428.0 million credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. We had $5.0 million outstanding under letters of credit as of July 1, 2006 and December 31, 2005, respectively.

During the second quarter of 2006, we borrowed $62.4 million of debt under our revolving facility in connection with our $660.0 million credit agreement. As of July 1, 2006, there was no outstanding balance on the revolving facility.

We are also party to a $50 million credit agreement, which was entered into on July 27, 2005 and which was subsequently amended on December 20, 2005 and again on July 31, 2006 to reflect substantially the same modifications made to the covenants in the $428 million credit agreement. The $50 million credit agreement provides for a $50 million term loan facility which matures on July 27, 2007 and can be extended for an additional 7 years. The interest rates applicable to term loans under this credit agreement are, at the our option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus ½%) or the LIBOR rate plus 0.75%. The $50 million credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default.

As of July 1, 2006, the entire balance of the $50.0 million credit agreement was outstanding.

Cash and cash equivalents totaled $193.1 million at July 1, 2006, compared to $114.8 million at December 31, 2005.

Net cash provided by operating activities for the six months ended July 1, 2006 and June 25, 2005 was $60.1 million and $82.2 million, respectively. The decrease in cash provided by operations was primarily a result of tax payments. Our days sales outstanding (DSO) of 33 days as of July 1, 2006 increased from a DSO of 31 days as of December 31, 2005, but decreased from 37 days as of June 25, 2005. Our DSO includes deferred revenue as an offset to accounts receivable in the calculation.

Net cash used in investing activities for the six months ended July 1, 2006 and June 25, 2005 was $90.4 million and $28.6 million, respectively. For the six months ended July 1, 2006, we used $56.8 million for capital expenditures. This compared to the six month period in 2005, during which we paid $23.8 million for capital expenditures. Year to date 2006, we made capital expenditures in RMS of $8.0 million and Preclinical Services of $47.1 million, due mainly to the purchase and construction at our facilities in Nevada and Massachusetts. We anticipate that future capital expenditures will be funded by cash provided by operating activities. For fiscal 2006, we project capital expenditure to be approximately $175 - 200 million. For the three months ended July 1, 2006, purchases of marketable securities were $(47.6) million, compared to $(1.9) million in 2005.

Net cash provided by and (used in) financing activities for the six months ended July 1, 2006 and June 25, 2005 was $114.1 million and $(79.6) million, respectively. For the six months ended July 1, 2006, we had proceeds from long-term debt of $440.2 million due mainly to the sale of the 2013 Notes. Proceeds from exercises of employee stock options amounted to $17.5 million and $14.0 million for the six months ended July 1, 2006 and June 25, 2005, respectively. Year to date 2006 and 2005, we repaid $132.6 million and $95.2 million in debt, respectively.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) has issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the interpretation and have not yet determined the impact, if any, FIN48 will have on our consolidated results.

During July 2006, the FASB affirmed its previous decision to make the recognition provisions of its proposed standard, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R), effective for public companies (as defined in FASB Statement No. 123 (revised 2004), Share Based Payment) for fiscal years ending after December 15, 2006. The FASB is expected to issue its final standard on or before September 29, 2006. Upon issuance we will disclose in our financial statements the expected impact of adoption as required by SEC Staff Accounting Bulletin 74, “Disclosure of the Impact that Recently Issued Accounting Standards will have on the Financial Statements of the Registrant when Adopted in a Future Period.”

Off-Balance Sheet Arrangements

The conversion features of our 2013 Notes are equity-linked derivatives. As such, we recognize these instruments as off-balance sheet arrangements. The conversion features associated with these notes would be accounted for as derivative instruments, except that they are indexed to our common stock and classified in stockholder’s equity. Therefore these instruments meet the scope exception of paragraph 11(a) of SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” and are accordingly not accounted for as derivatives for purposes of SFAS No. 133.

Item 3.                        Quantitative and Qualitative Disclosure About Market Risk

Certain of our financial instruments are subject to market risks, including interest rate risk and foreign currency exchange rates. We generally do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk

The fair value of our marketable securities is subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 100 basis points from levels at July 1, 2006, then the fair value of the portfolio would decline by approximately $0.3 million.

We have entered into two credit agreements, the $428 million credit agreement (prior to July 31, 2006, the $660 million credit agreement) and the $50 million credit agreement. Our primary interest rate exposure results from changes in LIBOR or the base rates which are used to determine the applicable interest rates under our term loans in the $428 million credit agreement and in the $50 million agreement and our revolving credit facilities. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $4.8 million on a pre-tax basis. The book value of our debt approximates fair value.

We issued $350 million of the 2013 Notes in a private placement in the second quarter. The convertible senior debenture notes bear an interest rate of 2.25%. The fair market value of the outstanding notes was $337.8 million on July 1, 2006.

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

Item 4.                        Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures

Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of July 1, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended July 1, 2006 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.       Other Information

Item 1A.                Risk Factors.

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

Item 2.                        Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information relating to the Company’s purchases of shares of its common stock during the quarter ended July 1, 2006.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2, 2006—May 1, 2006	68,000	$48.22	68,000	$267,805,198
May 2, 2006—June 1, 2006	102,000	$42.19	102,000	$263,498,456
June 2, 2006—July 1, 2006	3,751,300	$39.95	3,751,300	$113,628,392
Total:	3,921,300	$40.15	3,921,300	$113,628,392

On May 9, 2006, the Board of Directors authorized an increase of the Company’s share repurchase program by $200 million to acquire up to a total of $300 million of common stock. In order to facilitate these share repurchases, the Company has entered into a Rule 10b5-1 Purchase Plan, which has since been terminated. Concurrent with the sale of the 2013 Notes, the Company used $148.9 million of the net proceeds for the purchase of 3,726,300 shares of its common stock. During the three months ended July 1, 2006 the Company repurchased 3,921,300 shares of common stock for approximately $157.5 million. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Item 4.                        Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 9, 2006, the following proposals were adopted by the votes specified below:

(a)          The following directors were elected to serve until the Company’s 2007 Annual Meeting of Shareholders and received the number of votes listed opposite each of their names below:

	Number of Shares Voted For	Number of Shares Withheld
James C. Foster	65,403,729	748,225
Stephen D. Chubb	65,424,406	727,548
George E. Massaro	66,124,065	27,889
Linda McGoldrick	66,123,234	28,720
George M. Milne	66,031,811	120,143
Douglas E. Rogers	66,069,210	82,744
Samuel O. Thier	66,121,335	30,619
William H. Waltrip	66,005,899	146,055

(b)         The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for fiscal 2006. A total of 66,073,186 shares voted in favor of the ratification, 51,992 shares voted against the ratification, and 26,776 shares abstained from voting.

Item 6.                        Exhibits

(a)           Exhibits.

10.1

Second Amended and Restated Credit Agreement, dated as of July 31, 2006, among Charles River Laboratories International, Inc., the Subsidiary Borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, Credit Suisse Securities (USA) LLC, as syndication agent, and Bank of America, N.A., Citizens Bank of Massachusetts and Wachovia Bank, National Association, as co-documentation agents (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on August 2, 2006).

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

CHARLES RIVER LABORATORIES INTERNATIONAL,
INC.
August 10, 2006	/s/ JAMES C. FOSTER
James C. Foster
Chairman, Chief Executive Officer and President
August 10, 2006	/s/ THOMAS F. ACKERMAN
Thomas F. Ackerman
Corporate Executive Vice President and Chief Financial Officer