Form 10-Q
period 2006-09-30
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2006-11-09
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 1, 2006, there were 66,901,537 shares of the registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2006
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

Part I.   Financial Information

Item 1.   Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share amounts)

	Three Months Ended
	September 30, 2006	September 24, 2005
Net sales related to products	$92,886	$85,372
Net sales related to services	171,774	157,457
Total net sales	264,660	242,829
Costs and expenses
Cost of products sold	52,533	47,377
Cost of services provided	109,865	99,375
Selling, general and administrative	41,211	37,407
Amortization of intangibles	9,430	11,503
Operating income	51,621	47,167
Other income (expense)
Interest income	2,503	909
Interest expense	(6,107)	(4,777)
Other, net	45	(522)
Income before income taxes and minority interests	48,062	42,777
Provision for income taxes	15,489	12,349
Income before minority interests	32,573	30,428
Minority interests	(440)	(539)
Income from continuing operations	32,133	29,889
Income (loss) from operations of discontinued businesses, net of taxes	(48,739)	2,184
Net income (loss)	$(16,606)	$32,073
Basic earnings (loss) per common share:
Continuing operations	$0.48	$0.42
Discontinued operations	(0.73)	0.03
Net income	$(0.25)	$0.45
Diluted earnings (loss) per common share:
Continuing operations	$0.47	$0.41
Discontinued operations	(0.72)	0.03
Net income	$(0.24)	$0.44

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2006	September 24, 2005
Net sales related to products	$284,793	$274,068
Net sales related to services	501,867	461,061
Total net sales	786,660	735,129
Costs and expenses
Cost of products sold	156,768	147,654
Cost of services provided	325,015	293,726
Selling, general and administrative	133,976	117,514
Amortization of intangibles	27,882	34,583
Operating income	143,019	141,652
Other income (expense)
Interest income	4,238	2,757
Interest expense	(14,519)	(17,721)
Other, net	(643)	(774)
Income before income taxes and minority interests	132,095	125,914
Provision for income taxes	37,170	35,226
Income before minority interests	94,925	90,688
Minority interests	(1,496)	(1,446)
Income from continuing operations	93,429	89,242
Income (loss) from operations of discontinued businesses, net of taxes	(184,401)	2,339
Net income (loss)	$(90,972)	$91,581
Basic earnings (loss) per common share:
Continuing operations	$1.34	$1.29
Discontinued operations	(2.64)	0.03
Net income (loss)	$(1.30)	$1.33
Diluted earnings (loss) per common share:
Continuing operations	$1.32	$1.24
Discontinued operations	(2.60)	0.03
Net income (loss)	$(1.28)	$1.28

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands)

	September 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$253,504	$114,821
Trade receivables, net	185,275	171,259
Inventories	71,821	65,128
Other current assets	46,389	26,858
Current assets of discontinued operations	2,741	41,256
Total current assets	559,730	419,322
Property, plant and equipment, net	460,856	387,501
Goodwill, net	1,097,449	1,097,590
Other intangibles, net	155,279	175,021
Deferred tax asset	97,162	68,046
Other assets	131,911	34,709
Long term assets of discontinued operations	828	356,020
Total assets	$2,503,215	$2,538,209
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt and capital lease obligations	$24,116	$36,263
Accounts payable	23,681	28,727
Accrued compensation	34,152	38,238
Deferred income	78,941	95,564
Accrued liabilities	36,133	38,625
Other current liabilities	36,318	43,581
Current liabilities of discontinued operations	20,240	30,414
Total current liabilities	253,581	311,412
Long-term debt and capital lease obligations	576,542	259,902
Other long-term liabilities	110,421	116,503
Long term liabilities of discontinued operations	—	13,661
Total liabilities	940,544	701,478
Commitments and contingencies
Minority interests	9,149	9,718
Shareholders’ equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 73,292,976 issued and 66,874,088 outstanding at September 30, 2006 and 72,361,666 shares issued and 71,955,491 outstanding at December 31, 2005	733	724
Capital in excess of par value	1,806,234	1,777,625
Accumulated (deficit) earnings	(12,066)	78,906
Treasury stock, at cost, 6,418,888 shares and 406,175 shares at September 30, 2006, and December 31, 2005, respectively	(264,600)	(17,997)
Unearned compensation	—	(20,785)
Accumulated other comprehensive income	23,221	8,540
Total shareholders’ equity	1,553,522	1,827,013
Total liabilities and shareholders’ equity	$2,503,215	$2,538,209

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended
	September 30, 2006	September 24, 2005
Cash flows relating to operating activities
Net income (loss)	$(90,972)	$91,581
Less: Income (loss) from discontinued operations	(184,401)	2,339
Income from continuing operations	93,429	89,242
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	60,759	65,031
Impairment charge	2,648	—
Amortization of debt issuance costs and discounts	1,801	1,677
Amortization of premiums on marketable securities	35	35
Provision for doubtful accounts	140	—
Minority interests	1,496	1,445
Deferred income taxes	5,038	(7,369)
Tax benefit from exercise of stock options	—	6,526
Loss on disposal of property, plant, and equipment	94	188
Non-cash compensation	15,795	12,692
Changes in assets and liabilities:
Trade receivables	(9,320)	(13,107)
Inventories	(6,236)	(5,054)
Other current assets	(8,561)	(957)
Other assets	(4,648)	1,473
Accounts payable	(5,890)	(1,339)
Accrued compensation	(5,121)	(1,039)
Deferred income	(16,273)	(11,051)
Accrued liabilities	(2,588)	(7,552)
Other current liabilities	(23,779)	15,537
Other long-term liabilities	3,908	(2,035)
Net cash provided by operating activities	102,727	144,343
Cash flows relating to investing activities
Acquisition of businesses, net of cash acquired	—	(3,432)
Capital expenditures	(99,760)	(69,173)
Purchases of marketable securities	(130,070)	(2,637)
Proceeds from sales of property, plant and equipment	25	114
Proceeds from sale of marketable securities	35,331	414
Net cash used in investing activities	(194,474)	(74,714)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	440,300	27,100
Payments on long-term debt, capital lease obligation and revolving credit agreement	(140,429)	(150,198)
Purchase of call option	(98,293)	—
Proceeds from exercises of warrants	79	1,136
Proceeds from issuance of warrants	65,239	—
Proceeds from exercises of employee stock options	19,810	25,032
Excess tax benefit from exercises of employee stock options	3,172	—
Dividends paid to minority interests	(1,916)	(1,400)
Purchase of treasury stock	(246,603)	(3,115)
Payment of deferred financing costs	(8,807)	(725)
Net cash provided by (used in) financing activities	32,552	(102,170)
Discontinued operations
Net cash provided by operating activities	4,889	6,792
Net cash provided by (used in) investing activities	194,022	(779)
Net cash used in financing activities	(182)	(134)
Net cash provided by discontinued operations	198,729	5,879
Effect of exchange rate changes on cash and cash equivalents	(851)	(13,199)
Net change in cash and cash equivalents	138,683	(39,861)
Cash and cash equivalents, beginning of period	114,821	207,566
Cash and cash equivalents, end of period	$253,504	$167,705

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

2.                 Discontinued Operations

During the first quarter of fiscal 2006, the Company initiated actions to sell Phase II-IV of the Clinical business. On May 9, 2006, the Company announced that it entered into a definitive agreement to sell Phase II-IV of the Clinical Services business for $215,000 in cash as part of a portfolio realignment which would allow the Company to capitalize on core competencies. Accordingly in the first quarter, management performed a goodwill impairment test for the Clinical business segment assuming sale of the Phase II-IV business. To determine the fair value of this segment, the Company used a combination of discounted cash flow methodology for the Phase I Clinical business and expected selling price for the Phase II-IV Clinical business. Based on this analysis, it was determined that the book carrying value of goodwill assigned to the Clinical business reporting unit exceeded its implied fair value and therefore a $129,187 charge was recorded in the first quarter of 2006 to write-down the value of this goodwill. No additional goodwill impairment was recorded during 2006. Goodwill will continue to be re-evaluated for impairment annually, as well as when events or circumstances occur.

In the second quarter, taking into account the planned divestiture of the Phase II-IV Clinical business, the Company performed an impairment test on the long-lived assets of the Clinical Phase II-IV business. Based on this analysis, the Company determined that the book value of assets assigned to the Clinical Phase II-IV business exceeded its future cash flows, which included the proceeds from the sale of the business, and therefore recorded an impairment of the assets of $3,900 in the second quarter of 2006.

In addition, during the second quarter of 2006 the Company made a decision to close its Interventional and Surgical Services (ISS) business, which was formerly included in the Preclinical Services segment. The Company performed an impairment test on the long-lived assets of the ISS business and based on that analysis, it was determined that the book value of the ISS assets exceeded the future cash flows of the business. Accordingly, the Company recorded an impairment charge of $1,070 in the second quarter.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

In the third quarter the discontinued business recorded a loss from operations of $4,473 which included the $546 loss from the sale of the Phase II-IV Clinical business. As a direct result of the sale, the Company realized a significant tax gain resulting in additional tax expense of $45,267, of which $30,000 was paid during the third quarter. The remainder of this amount will be paid by the end of fiscal year 2006.

The consolidated financial statements have been reclassified to segregate, as discontinued operations, the assets and liabilities, and operating results, of the businesses being discontinued for all periods presented. Operating results from discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Net sales	$12,941	$31,109	$73,497	$95,944
Income (loss) from operations of discontinued businesses, before income taxes	$(4,473)	$2,423	$(139,543)	$3,021
Provision for income taxes	44,266	239	44,858	682
Income (loss) from operations of discontinued businesses, net of taxes	$(48,739)	$2,184	$(184,401)	$2,339

Assets and liabilities of discontinued operations at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005
Current assets	2,741	$41,256
Long-term assets	828	356,020
Total assets	$3,569	$397,276
Current liabilities	$20,240	$30,414
Long-term liabilities	—	13,661
Total liabilities	$20,240	$44,075

Current assets included accounts receivable, deferred income taxes and other current assets. Non-current assets included property, plant and equipment, goodwill and other intangible assets and deferred income taxes. Current liabilities consisted of accounts payable, deferred income and accrued expenses. Non-current liabilities consisted of lease obligations and deferred tax liabilities.

3.                 Impairment and Other Charges

During the second quarter of 2006, the Company recorded charges of $5,300 associated with actions designed to improve operating efficiency and profitability. In the Research Models and Services segment, the charges were $2,334 for closure of two small vaccine facilities and a management consolidation in the Transgenic Services business. In the Preclinical Services segment, the charges were $2,966 for headcount

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

reductions, primarily in the Montreal facility, and closure of a small Interventional and Surgical Services operation in Ireland. Substantially all amounts have been paid as of September 30, 2006.

4.                 Supplemental Balance Sheet Information

The composition of trade receivables is as follows:

	September 30, 2006	December 31, 2005
Customer receivables	$149,266	$133,436
Unbilled revenue	38,454	40,102
Total	187,720	173,538
Less allowance for doubtful accounts	(2,445)	(2,279)
Net trade receivables	$185,275	$171,259

The composition of inventories is as follows:

	September 30, 2006	December 31, 2005
Raw materials and supplies	$11,276	$10,948
Work in process	4,685	5,615
Finished products	55,860	48,565
Inventories	$71,821	$65,128

The composition of other current assets is as follows:

	September 30, 2006	December 31, 2005
Prepaid assets	$19,841	$10,884
Deferred tax asset	7,848	3,668
Prepaid income tax	11,391	10,630
Marketable securities	7,309	1,676
Other current assets	$46,389	$26,858

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The composition of net property, plant and equipment is as follows:

	September 30, 2006	December 31, 2005
Land	$15,738	$15,411
Buildings	330,854	307,627
Machinery and equipment	265,132	245,512
Leasehold improvements	16,105	13,611
Furniture and fixtures	5,826	5,400
Vehicles	4,790	4,700
Construction in progress	125,534	62,027
Property, plant and equipment	763,979	654,288
Less accumulated depreciation	(303,123)	(266,787)
Net property, plant and equipment	$460,856	$387,501

Depreciation expense for the nine months ended September 30, 2006 and September 24, 2005 was $32,877 and $30,526, respectively.

The composition of other assets is as follows:

	September 30, 2006	December 31, 2005
Deferred financing costs	$11,855	$4,850
Cash surrender value of life insurance policies	13,867	7,423
Long-term marketable securities	101,436	18,341
Other assets	4,753	4,095
Other assets	$131,911	$34,709

The composition of other current liabilities is as follows:

	September 30, 2006	December 31, 2005
Accrued income taxes	$26,789	$35,893
Current deferred tax liability	4,953	4,953
Accrued interest	4,576	2,735
Other current liabilities	$36,318	$43,581

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The composition of other long-term liabilities is as follows:

	September 30, 2006	December 31, 2005
Deferred tax liability	$28,760	$39,645
Long-term pension liability	54,919	52,834
Accrued Executive Supplemental Life Insurance Retirement Plan	20,203	17,566
Other long-term liabilities	6,539	6,458
Other long-term liabilities	$110,421	$116,503

5.                 Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or whenever events or circumstances occur as required under the provisions of Statement of Financial Accounting Standards No. 142. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. During the quarter ended December 31, 2005, the Company performed its annual impairment test of goodwill assigned to the Clinical business segment assuming the business would be held for use. Based on this assumption, there was no impairment of goodwill at December 31, 2005. As a result of the decision to divest the Phase II-IV Clinical business in the first quarter of 2006, the Company recorded a goodwill impairment charge in discontinued operations. The goodwill impairment test in the first quarter assumed the sale of the Phase II-IV Clinical business.

The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$1,110,170	$(12,721)	$1,110,240	$(12,650)
Other intangible assets not subject to amortization:
Research models	3,438	—	3,438	—
Other intangible assets subject to amortization:
Backlog	53,772	(53,192)	52,402	(42,568)
Customer relationships	177,948	(38,138)	173,759	(20,775)
Customer contracts	1,654	(1,654)	1,655	(1,590)
Trademarks and trade names	3,228	(1,777)	3,914	(2,267)
Standard operating procedures	1,353	(1,180)	1,349	(1,012)
Other identifiable intangible assets	17,057	(7,230)	10,857	(4,141)
Total other intangible assets	$258,450	$(103,171)	$247,374	$(72,353)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

	Adjustments to Goodwill
	Balance at December 31, 2005	Other	Balance at September 30, 2006
Research Models and Services
Gross carrying amount	$17,384	$(676)	$16,708
Accumulated amortization	(4,722)	(69)	(4,791)
Preclinical Services
Gross carrying amount	1,092,856	606	1,093,462
Accumulated amortization	(7,928)	(2)	(7,930)
Total
Gross carrying amount	$1,110,240	$(70)	$1,110,170
Accumulated amortization	(12,650)	(71)	(12,721)

6.                 Long-Term Debt

On July 31, 2006, the Company amended and restated its then-existing $660,000 credit agreement to reduce the current interest rate, modify certain restrictive covenants and extend the term. The now $428,000 credit agreement provides for a $156,000 U.S. term loan facility, a $200,000 U.S. revolving facility, a C$57,800 term loan facility and a C$12,000 revolving facility for a Canadian subsidiary, and a GBP 6,000 revolving facility for a U.K. subsidiary. The $156,000 term loan facility matures in 20 quarterly installments with the last installment due June 30, 2011. The $200,000 U.S. revolving facility matures on July 31, 2011 and requires no scheduled payment before that date. Under specified circumstances, the $200,000 U.S. revolving facility may be increased by $100,000. The Canadian term loan is repayable in full by June 30, 2011 and requires no scheduled prepayment before that date. The Canadian and UK revolving facilities mature on July 31, 2011 and require no scheduled prepayment before that date. The interest rate applicable to the Canadian term loan and the Canadian and U.K. revolving loans under the credit agreement is the adjusted LIBOR rate in its relevant currency plus an interest rate margin based upon the Company’s leverage ratio. The interest rates applicable to term loans and revolving loans under the credit agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon the Company’s leverage ratio. Based on the Company’s leverage ratio, the margin range for LIBOR based loans is 0.625% to 0.875%. The interest rate margin was 0.75% as of September 30, 2006. The Company has pledged the stock of certain subsidiaries as well as certain U.S. assets as security for the $428,000, credit agreement. The $428,000 credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. The Company had $4,988 outstanding under letters of credit as of September 30, 2006 and December 31, 2005, respectively.

During the third quarter of 2006, the Company did not borrow under our revolving credit facility. As of September 30, 2006, there was no outstanding balance on the revolving facility.

On July 27, 2005 the Company entered into a $50,000 credit agreement ($50,000 credit agreement), which was subsequently amended on December 20, 2005 and again on July 31, 2006 to reflect substantially

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

the same modifications made to the covenants in the $660,000 and $428,000 credit agreements respectively. The $50,000 credit agreement provides for a $50,000 term loan facility which matures on July 27, 2007 and can be extended for an additional 7 years. The interest rates applicable to term loans under the credit agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the LIBOR rate plus 0.75%. The $50,000 credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. If the Company chooses to extend the term loan for an additional 7 years, the applicable interest rates after the extension date are equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) plus 0.25% or the LIBOR rate plus 1.25%.

As of September 30, 2006, the entire balance of the $50,000 credit agreement was outstanding.

On June 12, 2006, the Company issued $300,000 aggregate principal amount of convertible senior notes (“the 2013 Notes”) in a private placement with net proceeds to the Company of approximately $294,000. On June 20, 2006, the initial purchasers associated with this convertible debt offering exercised an option to purchase an additional $50,000 of the 2013 Notes for additional net proceeds to the Company of approximately $49,000. The 2013 Notes bear interest at 2.25% per annum, payable semi-annually, and mature on June 15, 2013. The 2013 Notes are convertible into cash and shares of the Company’s common stock (or, at the Company’s election, cash in lieu of some or all of such common stock), if any, based on an initial conversion rate, subject to adjustment, of 20.4337 shares of the Company’s common stock per $1,000 principal amount of notes (which represents an initial conversion price of $48.94 per share), only in the following circumstances and to the following extent: (i) during any fiscal quarter beginning after July 1, 2006 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the  immediately preceding fiscal quarter is more than 130% of the conversion price on the last day of such preceding fiscal quarter; (ii) during the five business-day period after any five consecutive trading-day period, or the measurement period, in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2013 Notes; and (iv) at the option of the holder at any time beginning on the date that is two months prior to the stated maturity date and ending on the close of business on the second trading-day immediately preceding the maturity date. Upon conversion, the Company will pay cash and shares of its common stock (or, at its election, cash in lieu of some or all of such common stock), if any. If the Company undergoes a fundamental change as described in the indenture for the 2013 Notes, holders will have the option to require the Company to purchase all or any portion of their notes for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the purchase date. The related debt issuance costs of $7.0 million were deferred and are being amortized on a straight-line basis over a seven-year term.

Concurrently with the sale of the 2013 Notes, the Company entered into convertible note hedge transactions with respect to its obligation to deliver common stock under the notes. The convertible note hedges give the Company the right to receive, for no additional consideration, the number of shares of common stock that it is obligated to deliver upon conversion of the notes (subject to anti-dilution

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

adjustments substantially identical to those in the 2013 Notes), and expire on June 15, 2013. The aggregate cost of these convertible note hedges was $98,293.

Separately and concurrently with the pricing of the 2013 Notes, the Company issued warrants for approximately 7.2 million shares of its common stock. The warrants give the holders the right to receive, for no additional consideration, cash or shares (at the option of the Company) with a value equal to the appreciation in the price of the Company’s shares above $59.925, and expire between September 13, 2013 and January 22, 2014 over 90 equal increments. The total proceeds from the issuance of the warrants was $65,239.

In accordance with Emerging Issues Task Force Issue (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company recorded both the purchase of the convertible note hedges and the sale of the warrants as adjustments to additional paid in capital, and will not recognize subsequent changes in fair value of the agreement. At September 30, 2006, the fair value of the outstanding 2013 Notes was approximately $382,813, based on their quoted market value.

7.                 Shareholders’ Equity

Earnings (Loss) per Share

Basic earnings per share for the three and nine months ended September 30, 2006 and September 24, 2005 were computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods. Diluted earnings per share were computed upon the weighted average number of common shares outstanding during the three and nine months ended September 30, 2006 and September 24, 2005 plus dilutive common stock equivalents outstanding. Potential common shares outstanding principally include stock options under the Company’s stock option plans, warrants and the assumed conversion of the Company’s 2013 Notes.

Options to purchase 3,120,852 and 15,100 shares were outstanding at each of the respective three months ended September 30, 2006 and September 24, 2005, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase 3,055,861 and 21,450 shares were outstanding in each of the respective nine months ended September 30, 2006 and September 24, 2005, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

Basic weighted average shares outstanding for the three and nine months ended September 30, 2006 and September 24, 2005 excluded the weighted average impact of 660,138 and 544,432 shares, respectively, of non-vested fixed restricted stock awards.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations for income from continuing operations and income (loss) from operations of discontinued businesses:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Numerator:
Income from continuing operations for purposes of calculating earnings per share	$32,133	$29,889	$93,429	$89,242
After-tax equivalent of interest expense on 3.5% senior convertible debentures	—	—	—	1,463
Income from continuing operations for purposes of calculating diluted earnings per share	$32,133	$29,889	$93,429	$90,705
Income (loss) from discontinued businesses	$(48,739)	$2,184	$(184,401)	$2,339
Denominator:
Weighted average shares outstanding—Basic	67,171,270	71,373,628	69,841,647	68,995,945
Effect of dilutive securities:
3.5% senior convertible debentures	—	—	—	1,987,465
Stock options and contingently issued restricted stock	752,838	1,677,113	851,755	1,623,966
Warrants	129,764	322,219	136,290	335,195
Weighted average shares outstanding—Diluted	68,053,872	73,372,960	70,829,692	72,942,571
Basic earnings per share from continuing operations	$0.48	$0.42	$1.34	$1.29
Basic earnings (loss) per share from discontinued operations	$(0.73)	$0.03	$(2.64)	$0.03
Diluted earnings per share from continuing operations	$0.47	$0.41	$1.32	$1.24
Diluted earnings (loss) per share from discontinued operations	$(0.72)	$0.03	$(2.60)	$0.03

The sum of the earnings per share from continuing operations and the earnings (loss) per share from discontinued operations does not necessarily equal the earnings (loss) per share from net income in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and September 24, 2005 due to rounding.

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

In August 2006 the Company entered into an Accelerated Stock Repurchase (“ASR”) program with a third-party investment bank. In connection with this ASR program, the Company initially purchased 1,787,706 shares of stock at a cost of $75,000. In conjunction with the ASR, the Company also entered into a cashless collar with a forward floor price of $37.9576 per share of the Company’s common stock (95% of the initial price of $39.9554, the market price of the Company’s common stock on August 23, 2006) and a forward cap price of $41.9532 per share of the Company’s common stock (105% of the initial price). The final number of shares to be repurchased under the ASR program will be determined after taking the average volume weighted average price of the Company’s common stock for 65 trading days starting on August 23, 2006. The minimum and maximum numbers of shares the Company can receive under the ASR program are 1,787,706 shares and 1,975,889 shares, respectively. The investment bank has purchased and will continue to trade shares of the Company’s common stock in the open market over time.

As of September 30, 2006, approximately $38,628 remains authorized for share repurchases.

Additionally, the Company’s 2000 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the three months ended September 30, 2006 and September 24, 2005, the Company acquired 4,787 shares for $178 and 10,175 shares for $512, respectively, as a result of such withholdings.

Share repurchases during the first nine months of 2006 were as follows:

	Nine Months Ended
	September 30, 2006	September 24, 2005
Number of shares of common stock repurchased	6,012,713	66,175
Total cost of repurchase	$246,604	$3,115

The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Comprehensive Income (Loss)

The components of comprehensive income (loss) (net of tax) are set forth below:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Net income (loss)	$(16,606)	$32,073	$(90,972)	$91,581
Foreign currency translation adjustment	(5,780)	6,092	14,666	(19,077)
Net unrealized gain on hedging contracts		232	—	392
Net unrealized gain (loss) on marketable securities	91	(42)	19	13
Comprehensive income (loss)	$(22,295)	$38,355	$(76,287)	$72,909

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED (Continued)
INTERIM FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

8.                 Income Taxes

The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statement of income:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Income (loss) before income taxes and minority interest	$48,062	$42,777	$132,095	$125,914
Effective tax rate	32.2%	28.9%	28.1%	28.0%
Provision for income tax	$15,489	$12,349	$37,170	$35,226

The Company’s overall effective tax rate was 32.2% in the third quarter of 2006. The increase from the 28.9% effective rate in the third quarter of 2005 is primarily attributable to the recording of an income tax reserve of $2,966 related to the issuance on September 25, 2006 of interpretive tax guidance by the German tax authorities, a $1,673 tax expense related to the recording of several out of period adjustments in the quarter, and a reduction of $1,624 in tax expense related to the completion of a statutory tax audit.

On a full year forecasted basis, the Company expects its effective tax rate, including discrete items, to be 28.3%. Excluding discrete items, the Company’s tax rate is expected to be 28.7%.

The Company continues to be under regular income tax examination in various jurisdictions. In the third quarter of 2006, the Company closed certain open tax years which were previously under audit. The Company believes its tax reserves are adequate to cover future tax obligations which may arise as a result of ongoing tax audits.

9.                 Employee Benefits

The following table provides the components of net periodic benefit cost for the Company’s defined benefit plans:

Pension Benefits

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Service cost	$1,228	$1,359	$3,995	$4,146
Interest cost	2,087	2,210	6,583	6,745
Expected return on plan assets	(1,690)	(2,018)	(5,818)	(6,140)
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	(215)	(128)	(551)	(402)
Amortization of net loss (gain)	48	156	279	478
Net periodic benefit cost	$1,458	$1,579	$4,488	$4,827
Company contributions	$4,052	$3,028	$8,151	$5,507

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED (Continued)
INTERIM FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Supplemental Retirement Benefits

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Service cost	$290	$130	$870	$355
Interest cost	326	262	977	767
Amortization of prior service cost	38	(41)	114	(121)
Amortization of net loss (gain)	230	233	690	660
Net periodic benefit cost	$884	$584	$2,651	$1,661

The Company expects to contribute $8,523 to these plans during 2006.

10.          Stock-Based Compensation Plans

Prior to January 1, 2006, the Company had followed Accounting Principles Board (“APB”)
Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations, which resulted in accounting for grants and awards to employees at their intrinsic value in the consolidated financial statements. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Accounting for Stock-Based Compensation,” using the modified prospective application transition method, which results in the provisions of SFAS 123(R) being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. SFAS 123(R) requires companies to recognize share-based payments to employees as compensation expense on a fair value method. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. The fair value of stock options is calculated using the Black-Scholes option-pricing model and the fair value of restricted stock is based on intrinsic value. The expense recognized over the requisite service period is required to include an estimate of the awards that will be forfeited. The expected rate of forfeitures for stock options is 6% annually which is based upon historical forfeitures. Previously, the Company recorded the impact of forfeitures as they occurred. In connection with the adoption of SFAS 123(R) during the first quarter of fiscal year 2006, the Company recorded a $91 benefit (after tax) from the cumulative effect of the change from recording forfeitures as they occur to estimating forfeitures during the service period, which was recorded in selling, general and administrative expense. In addition, the previously recognized unearned compensation balance of $20,785, as of the date of adoption, which was included as a component of stockholders’ equity, was reclassified to additional paid-in capital.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED (Continued)
INTERIM FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Stock-based employee compensation expense was $5,375 and $16,726 before tax for the three and nine months ending September 30, 2006, respectively. The Company recognized the full impact of its equity incentive plans in the consolidated statements of operations for the three and nine months ended September 30, 2006 under SFAS 123(R) and did not capitalize any such costs on the consolidated balance sheet, as such costs that qualified for capitalization were not material. The following table presents share-based compensation expenses included in the Company’s consolidated statement of operations:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of sales	1,540	5,248
Selling and administration	3,525	10,605
Share based compensation expense before tax	5,065	15,853
Income tax benefit	1,902	5,929
Operations of discontinued businesses, net of tax	192	615
Net stock based compensation expense	$3,355	$10,539
Reduction to earnings per share:
Basic	$0.05	$0.15
Diluted	$0.05	$0.15

Prior to January 1, 2006, the Company had followed APB Opinion No. 25 and related interpretations, which resulted in the accounting for grants of awards to employees at their intrinsic value in the consolidated financial statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED (Continued)
INTERIM FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The Company had previously adopted the provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” through disclosure only. The following table illustrates the effect on net income and earnings per share for the three and nine months September 24, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

	Three Months Ended	Nine Months Ended
	September 24, 2005	September 24, 2005
Net income, as reported	$32,073	$91,581
Add: Stock-based compensation expense included in reported net income, net of related tax effects	2,574	9,116
Deduct: Stock-based employee compensation using fair value method for all awards, net of related tax effects	(6,627)	(23,049)
Pro forma net income	$28,020	$77,648
Net income per common share:
Basic, pro forma	$0.45	$1.33
Basic, as reported	$0.39	$1.13
Diluted, pro forma	$0.44	$1.28
Diluted, as reported	$0.38	$1.08

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the options at the grant date. There were 878,850 and 1,318,033 option grants during the nine months ended September 30, 2006 and September 24, 2005, respectively. The fair values of options granted during the nine month period ending September 30, 2006 and September 24, 2005 were calculated using the following weighted-average assumptions:

	Options Granted In:
	2006	2005
Expected stock price volatility	30%	35%
Risk free interest rate	4.83%	4.00%
Expected life of options	4.90 years	5.0 years
Expected annual dividends	$0	$0

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Stock Options

The following table summarizes the stock option activity in the equity incentive plans from December 31, 2005 through September 30, 2006:

	Stock Options	Weighted Average Exercise Price
	(Options in thousands)
Outstanding at December 31, 2005	5,554	$35.39
Granted	879	39.58
Exercised	(635)	31.14
Cancelled	(186)	40.36
Outstanding September 30, 2006	5,612	$36.31
Exercisable at September 30, 2006	4,017	$33.87

The following table summarizes information related to the outstanding and vested options as of September 30, 2006:

	Options Outstanding	Vested Options
Number of shares (in thousands)	5,612	4,017
Weighted average remaining contractual life	6.37 years	5.91 years
Weighted average exercise price	$36.31	$33.87
Aggregate intrinsic value (in thousands)	$45,470	$40,704

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s common stock price of $43.41 as of September 30, 2006, which would have been received by the option holders had all in-the-money options been exercised.

The following table summarizes the non-vested stock option activity in the equity incentive plans from December 31, 2005 through September 30, 2006:

	Stock Options	Weighted Average Exercise Price
	(Options in thousands)
Non-vested at December 31, 2005	1,841	$42.06
Granted	879	$39.58
Forfeited	(152)	$43.19
Vested	(973)	$39.13
Non-vested at September 30, 2006	1,595	$42.46

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and September 24, 2005 was $10,016 and $26,222, respectively. The total cash received from employees as a result of employee stock option exercises during the nine months ended September 30, 2006 and September 24, 2005 was approximately $19,810 and $25,032, respectively. In connection with these exercises, the excess tax benefits realized by the Company for the nine months ended September 30, 2006 were $3,172. For the nine months ended September 24, 2005 the tax benefit from the exercise of stock options was $6,526. The tax benefit from the exercise of stock options for the nine months ended September 24, 2005 has been reported as cash flows from operating activities in the accompanying unaudited condensed consolidated statement of cash flows, which in the first and second quarters of 2006 was reported as cash flows related to financing activities.

The total fair value of the options vested during the nine months ended September 30, 2006 and September 24, 2005 was $17,502 and $20,222, respectively.

The Company settles employee stock option exercises with newly issued common shares.

As of September 30, 2006, there was $19,872 of total unrecognized compensation cost related to non-vested options granted under the Company’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of 31.5 months.

Restricted Stock

The following table summarizes the restricted stock activity from December 31, 2005 through September 30, 2006:

	Restricted Stock	Weighted Average Fair Value
	(Shares in thousands)
Outstanding December 31, 2005	565	$46.76
Granted	346	38.68
Vested	(196)	46.43
Cancelled	(55)	41.46
Outstanding September 30, 2006	660	$42.84

As of September 30, 2006, there was $22,836 of total unrecognized compensation cost related to non-vested restricted stock granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 26.5 months.

Performance Based Plans

The Company has been accruing compensation expense for the performance-based management incentive program (Mid-Term Incentive (MTI) Program) obligations over the period the participating employees are required to be employed by the Company. During the first quarter of 2006, the Company determined it would not achieve the performance outlined under the plan. Based on these estimates, the Company does not anticipate making a payout under the plan. During the nine months ended September 30, 2006 and September 24, 2005, the Company recorded a benefit of $949 and an expense of

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

$115, respectively, related to the MTI Program. In February 2005, the Compensation Committee of the Board of Directors determined that it would not make any future awards under the MTI Program.

11.          Commitments and Contingencies

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s consolidated financial statements.

12.          Business Segment Information

In connection with discontinuing the Company’s Phase II-IV Clinical business during the second quarter of 2006, the Phase I Clinical business has been combined with the Preclinical Services segment. The Phase I Clinical business is an integral component of the Company’s service offerings as it supports customers’ preclinical efforts through early-stage clinical trials. The combination of the Phase I Clinical Services business and the Preclinical Services segment better reflects the Company’s operating results and the manner in which the businesses are managed. Segment data for the three and nine months ended September 24, 2005 has been restated to reflect this combination.

The following table presents sales to unaffiliated customers and other financial information by product line segment.

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Research Models and Services
Net sales	$127,560	$118,882	$387,348	$377,565
Gross margin	52,423	49,984	163,767	164,280
Operating income	36,691	36,713	115,170	122,071
Depreciation and amortization	5,185	5,024	15,457	14,800
Capital expenditures	3,932	5,583	12,281	17,375
Preclinical Services
Net sales	$137,100	$123,947	$399,312	$357,564
Gross margin	49,839	46,093	141,110	129,469
Operating income	22,971	19,947	59,289	51,713
Depreciation and amortization	15,389	16,510	45,302	50,231
Capital expenditures	39,038	39,831	87,479	51,798

A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Total segment operating income	$59,662	$56,660	$174,459	$173,784
Unallocated corporate overhead	(8,041)	(9,493)	(31,440)	(32,132)
Consolidated operating income	$51,621	$47,167	$143,019	$141,652

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

A summary of unallocated corporate overhead consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Restricted stock and performance based compensation expense	$1,485	$3,912	$4,669	$10,417
U.S. pension expense	2,233	1,367	6,236	4,052
Audit, tax and related expenses	1,007	844	3,243	2,197
Executive officers’ salary	915	727	2,706	2,181
Employees’ salary	2,099	1,387	5,998	3,816
Other general unallocated corporate expenses	302	1,256	8,588	9,469
	$8,041	$9,493	$31,440	$32,132

Other general unallocated corporate expenses consist of various departmental costs including corporate accounting, legal and investor relations.

13.          Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) has issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the interpretation and has not yet determined the impact, if any, FIN 48 will have on its consolidated financial results.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out framework for measuring fair value and expands on required disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and will be applied prospectively. The provisions of SFAS 157 are not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company has applied the provisions of SAB 108 in the third quarter of 2006 which had an immaterial impact on selling, general and

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

administrative expense and tax expense as previously noted which resulted in a positive impact of $0.01 on the Company’s earnings per share in the statement of operations.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)(Statement 158). Among other items, Statement 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. Statement 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged. The Company has not yet determined the impact this interpretation will have on its financial position.

14.          Subsequent Event

On October 30, 2006, the Company acquired all of the capital stock of privately held Tacoma, Washington-based Northwest Kinetics for $29,500 in cash. Northwest Kinetics runs clinical trials, primarily in Phase I, in a 150 bed facility with a focus on high end clinical pharmacology studies. The acquisition establishes a Phase I Clinical Services capacity in North America which, in conjunction with Charles River’s Phase I facility in Edinburgh, Scotland, positions the Company to support its clients’ high-end clinical pharmacology studies. In addition, the Tacoma facility will complete its expansion plan to 250 beds in the fourth quarter of 2006 which will provide total Company capacity of more than 300 beds.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes.

Overview

Continuing Operations

We are a leading global provider of solutions that advance the drug discovery and development process, including research models and outsourced preclinical services. We partner with global pharmaceutical and biotechnology companies, government agencies and leading academic institutions in order to bring drugs to market faster and more efficiently. Our products and services are organized into two categories: Research Models and Services (RMS) and Preclinical Services. We have been in business for nearly 60 years, and our customer base includes all of the major pharmaceutical companies and many biotechnology companies, government agencies, leading hospitals and academic institutions.

Our third quarter sales growth was driven by spending by major pharmaceuticals, biotechnology companies and academic institutions on our global products and services, which aid in their development of new drugs and products. Future drivers for our business are primarily expected to emerge from our customers’ continued growing demand for drug discovery and development services, including increased strategic focus on outsourcing which should drive future sales of services. To support that demand, we have undertaken major construction projects at our new Preclinical sites in Massachusetts and Nevada as well as our California RMS facility. We have allocated approximately $175 million in 2006 for these and other capital expenditures in order to take advantage of the long-term market opportunities. In addition to organic growth, our business strategy includes strategic, “bolt-on” acquisitions that complement our business and increase our rate of growth.

On October 30, 2006, we acquired privately held Tacoma, Washington-based Northwest Kinetics, a company that runs clinical trials, primarily Phase I, in a 150 bed facility with a focus on high end clinical pharmacology studies.

Our overall results for the third quarter of 2006 and for the year to date were significantly affected by the negative impact of the implementation of SFAS 123(R) (expensing stock options) which we adopted on a modified prospective application transition method in the first quarter of 2006. The additional cost associated with expensing stock option expense in the third quarter was $2.4 million or $0.02 reduction to diluted earnings per share, and $9.2 million or $0.08 reduction to diluted earnings per share on a year-to-date basis.

Total net sales in the third quarter of 2006 were $264.7 million, an increase of 9.0% over the same period last year. The sales increase was due primarily to increased customer demand, higher pricing and a favorable foreign currency translation of 1.2%. Our gross margin decreased to 38.6% of net sales, compared to 39.6% of net sales for the same period last year, due to stock compensation expense and lower margins in the RMS. Stock compensation expense for the three and nine months ended September 30, 2006 is set forth in the following chart:

Stock Compensation Expense

(in thousands)

	Three Months Ended September 30, 2006				Nine Months Ended September 30, 2006
	RMS	Preclinical	Unallocated Corporate Overhead	Total	RMS	Preclinical	Unallocated Corporate Overhead	Total
Cost of goods	$529	$1,011	—	$1,540	$2,128	$3,120		$5,248
Selling, general and administrative expenses	391	1,009	2,125	3,525	1,490	2,428	6,687	10,605
Total	$920	$2,020	$2,125	$5,065	$3,618	$5,548	$6,687	$15,853

Our operating income was $51.6 million, an increase of $4.4 million, compared to $47.2 million for the same period last year. The operating margin was 19.5%, compared to 19.4% for the same period last year. Third quarter results were unfavorably impacted by stock based compensation of $2.4 million. Income from continuing operations in the third quarter of 2006 was $32.1 million, compared to $29.9 million in the same period last year. Diluted earnings per share from continuing operations in the third quarter of 2006 were $0.47, compared to $0.41 in the same period last year.

On a year to date basis ending September 30, 2006, total net sales were $786.7 million, an increase of 7.0% over the same period last year. Our operating margin decreased to 18.0% of total net sales, compared to 19.3% of total net sales for the same period last year due to the expensing of stock options, lower margins in the RMS and Preclinical businesses and the second quarter charges for cost-saving initiatives. Income from continuing operations on a year to date basis was $93.4 million, compared to $89.2 million for the same period last year. Diluted earnings per share from continuing operations on a year to date basis were $1.32, compared to $1.24 in the same period last year.

We report two segments; Research Models and Services (RMS) and Preclinical Services, which reflect the manner in which our operating units are managed. When we divested the Clinical Phase II-IV business on August 16, 2006, we retained our Phase I Clinical Services business, as an integral strategic component of our service offerings which enables us to support our customers’ preclinical efforts through early-stage clinical trials. The Phase I Clinical Services results are included in the Preclinical Services segment, which reflects our results of operations and facilitates understanding of the Company’s business. The changes in segments have no effect on our consolidated revenues or net income.

Our RMS segment, which represented 48.2% of net sales in the third quarter of 2006, includes sales of research models, transgenic services, laboratory services, preconditioning services, consulting and staffing services, vaccine support and in vitro technology (primarily endotoxin testing). Net sales for this segment increased 7.3% compared to the same period last year, due to increased in vitro sales and sales of research models partially due to market share gains mainly in North America, offset by lower transgenic sales and reduced spending by certain of our large pharmaceutical customers in an effort to reduce costs. Favorable foreign currency translation increased the net sales gain by 1%. The RMS gross margin and operating margin declined, mainly due to the impact of stock option expense, lower margins on research models in

Europe and the United States, and lower transgenic sales. Operating income decreased to 28.8% of net sales, compared to 30.9% of net sales for the same period last year.

Sales on a year to date basis for our RMS business segment increased 2.6% compared to the same period last year due to higher research model sales in the United States and in vitro sales, offset by lower transgenic sales. Operating income was $115.2 million, a decrease of $6.9 million, or 5.7%, from the same period last year. Operating income as a percent of net sales decreased to 29.7% compared to 32.3% for last year.

Our Preclinical Services segment, which represented 51.8% of net sales in the third quarter of 2006, includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical and bioanalysis, pharmacokinetics and drug metabolism services as well as Phase I clinical trials. Sales for this segment increased 10.6% over the same period last year. We experienced favorable market conditions as demand for toxicology services remained strong. Gross margin for Preclinical services decreased to 36.3% of net sales in 2006 compared to 37.2% of net sales in 2005 due to the impact of the stock compensation expense. Operating income increased to 16.8% of net sales compared to 16.1% of net sales last year due mainly to lower amortization expense partially offset by the stock compensation expense.

Sales on a year to date basis for our Preclinical Services segment increased 11.7% over the same period last year. Operating income increased to 14.9% of net sales, compared to 14.5% for the first nine months of 2005.

Discontinued Operations

Our Phase II-IV Clinical Services and ISS businesses are reported as discontinued operations. Our historical information has been reclassified to reflect discontinued operations.

During the first quarter of fiscal 2006, the Company initiated actions to sell Phase II-IV of the Clinical business. On May 9, 2006, the Company announced that it entered into a definitive agreement to sell Phase II-IV of the Clinical Services business for $215.0 million in cash as part of a portfolio realignment which would allow the Company to capitalize on core competencies. Accordingly in the first quarter, management performed a goodwill impairment test for the Clinical business segment assuming sale of the Phase II-IV business. To determine the fair value of this segment, the Company used a combination of discounted cash flow methodology for the Phase I Clinical business and expected selling price for the Phase II-IV Clinical business. Based on this analysis, it was determined that the book carrying value of goodwill assigned to the Clinical business segment exceeded its implied fair value and therefore a $129.2 million charge was recorded in the first quarter of 2006 to writedown the value of this goodwill. This charge has been reported as a component of loss from operations of discontinued businesses in the accompanying consolidated statements of operations for the nine months ended September 30, 2006. Goodwill will continue to be re-evaluated for impairment annually as well as when events or circumstances occur.

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

During the third quarter of 2006, the Company sold the Phase II-IV Clinical services business. Upon closing, the Company recorded a loss of $0.5 million. The Company realized a tax gain on the sale of its

Phase II-IV Clinical services business with a resulting tax expense of $45.3 million which was recorded in discontinued operations.

Also during the second quarter of 2006, the Company made a decision to close its Interventional and Surgical Services (ISS) business, which was formerly included in the Preclinical Services segment. The Company performed an impairment test on the long term assets of the ISS business and based on that analysis, it was determined that the book value of the ISS assets exceeded the future cash flows of the ISS business. Accordingly, the Company recorded an impairment charge of $1.1 million in the second quarter.

Net income (loss) from discontinued operations for the third quarter was $(48.7) million which included the sale of the Phase II-IV Clinical services business and the increased tax expense of $45.3 million as well as results from our ISS business.

On a year to date basis, the net loss was $184.4 million due mainly to the goodwill impairment in the first quarter.

Total

The net loss for the third quarter was $16.6 million, compared to net income of $32.1 million for the same period last year. The diluted net loss per share was $0.24, compared to earnings of $0.44 in the same period last year.

The net loss on a year to date basis, which includes the impairment charge in the first quarter of 2006, was $91.0 million, compared to net income of $91.6 million for the same period last year. The diluted loss per share on a year to date basis was $1.28, compared to earnings per share of $1.28 in the same period last year.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 24, 2005

Net Sales.   Net sales for the three months ended September 30, 2006 were $264.7 million, an increase of $21.9 million, or 9.0%, from $242.8 million for the three months ended September 24, 2005.

Research Models and Services.   For the three months ended September 30, 2006, net sales for our RMS segment increased to $127.6 million, or 7.3%, compared to $118.9 million for the three months ended September 24, 2005. RMS global sales increased due to pricing, unit volume of both models and services and favorable foreign currency translation. RMS sales were driven mainly by increased model sales in North America and Europe and In Vitro sales.

Preclinical Services.   For the three months ended September 30, 2006, net sales for our Preclinical Services segment were $137.1 million, an increase of $13.2 million, or 10.6%, compared to $123.9 million for the three months ended September 24, 2005. The increase was primarily due to increased customer demand for toxicology and other specialty preclinical services. Our Preclinical Services business benefited from increased customer demand, reflecting increased drug development efforts and customers outsourcing their preclinical service needs. Favorable foreign currency increased sales growth by 2%.

Cost of Products Sold and Services Provided.   Cost of products sold and services provided for the three months ended September 30, 2006 was $162.4 million, an increase of $15.6 million, or 10.6%, from $146.8 million for the three months ended September 24, 2005. Cost of products sold and services provided for the three months ended September 30, 2006 was 61.4% of net sales, compared to 60.5% for the three months ended September 24, 2005 due to stock compensation expense and higher costs in research model services.

Research Models and Services.   Cost of products sold and services provided for RMS for the three months ended September 30, 2006 was $75.1 million, an increase of $6.2 million, or 9.0%, compared to

$68.9 million for the three months ended September 24, 2005. Cost of products sold and services provided increased as a percent of net sales to 58.9% for the three months ended September 30, 2006, compared to the three months ended September 24, 2005 at 57.9% of net sales. Stock compensation expense, continued slowdown in the transgenic services business and delivery costs all adversely impacted the cost of products sold and services provided as a percent of sales.

Preclinical Services.   Cost of products sold and services provided for the Preclinical Services segment for the three months ended September 30, 2006 was $87.3 million, an increase of $9.4 million, or 12.1%, compared to $77.9 million for the three months ended September 24, 2005. Cost of products sold and services provided as a percentage of net sales was 63.7% for the three months ended September 30, 2006, compared to 62.9% for the three months ended September 24, 2005. The increase in cost of products sold and services provided as a percentage of net sales was primarily due to the stock compensation expense.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the three months ended September 30, 2006 were $41.2 million, an increase of $3.8 million, or 10.2%, from $37.4 million for the three months ended September 24, 2005. Selling, general and administrative expenses for the three months ended September 30, 2006 were 15.6% of net sales compared to 15.4% of net sales for the three months ended September 24, 2005. The increase was due primarily to the stock compensation expense.

Research Models and Services.   Selling, general and administrative expenses for RMS for the three months ended September 30, 2006 were $15.6 million, an increase of $2.4 million, or 18.2%, compared to $13.2 million for the three months ended September 24, 2005. Selling, general and administrative expenses increased as a percentage of sales to 12.2% for the three months ended September 30, 2006 from 11.1% for the three months ended September 24, 2005. The increase was due primarily to the stock compensation expense.

Preclinical Services.   Selling, general and administrative expenses for the Preclinical Services segment for the three months ended September 30, 2006 were $17.5 million, an increase of $2.8 million, or 19.0%, compared to $14.7 million for the three months ended September 24, 2005. Selling, general and administrative expenses for the three months ended September 30, 2006 increased to 12.8% of net sales, compared to 11.9% of net sales for the three months ended September 24, 2005, due mainly to stock compensation expense.

Unallocated Corporate Overhead.   Unallocated corporate overhead, which consists of various corporate expenses, including those associated with pension, executive salaries, stock based compensation and departments such as corporate accounting, legal and investor relations, was $8.0 million for the three months ended September 30, 2006, compared to $9.5 million for the three months ended September 24, 2005.

Amortization of Other Intangibles.   Amortization of other intangibles for the three months ended September 30, 2006 was $9.4 million, a decrease of $2.1 million, from $11.5 million for the three months ended September 24, 2005.

Preclinical Services.   For the three months ended September 30, 2006, amortization of other intangibles for our Preclinical Services segment was $9.3 million, compared to $11.4 million for the three months ended September 24, 2005.

Operating Income.   Operating income for the three months ended September 30, 2006 was $51.6 million, an increase of $4.4 million, or 9.3%, from $47.2 million for the three months ended September 24, 2005. Operating income for the three months ended September 30, 2006 was 19.5% of net sales, compared to 19.4% of net sales for the three months ended September 24, 2005.

Research Models and Services.   For the three months ended September 30, 2006, operating income for our RMS segment was $36.7 million unchanged from the three months ended September 24, 2005. Operating income as a percentage of net sales for the three months ended September 30, 2006 was 28.8%, compared to 30.9% for the three months ended September 24, 2005. The decrease in the operating income as a percentage of net sales was primarily due to the stock compensation charges and reduced margins.

Preclinical Services.   For the three months ended September 30, 2006, operating income for our Preclinical Services segment was $23.0 million, an increase of $3.1 million, or 15.6%, from $19.9 million for the three months ended September 24, 2005. Operating income as a percentage of net sales increased to 16.8%, compared to 16.1% of net sales for the three months ended September 24, 2005. The increase in operating income for the three months ended September 30, 2006 was primarily due lower amortization costs, partially offset by the stock compensation expense.

Interest Expense.   Interest expense for the three months ended September 30, 2006 was $6.1 million, compared to $4.8 million for the three months ended September 24, 2005. The $1.3 million increase was primarily due to the issuance of the 2013 Notes in June 2006.

Income Taxes.   Income tax expense for the three months ended September 30, 2006 was $15.5 million, an increase of $3.2 million compared to $12.3 million for the three months ended September 24, 2005. This increase is due to a change in the mix of worldwide earnings and the impact of discrete events in the quarter.

Income from Continuing Operations.   Net income for continuing operations in the third quarter of 2006 was $32.1 million, compared to $29.9 million in the same period last year. Diluted earnings per share for continuing operations in the third quarter of 2006 were $0.47, compared to $0.41 in the same period last year. Third quarter results were unfavorably impacted by stock based compensation of $2.4 million.

Income (Loss) from Discontinued Operations.   The loss from discontinued operations for the third quarter was $48.7 million, which included the $45.3 million tax impact of the sale of the Phase II-IV Clinical assets.

Net Income (Loss).   The net loss for the three months ended September 30, 2006 was $16.6 million, a decrease from the $32.1 million of net income for the three months ended September 24, 2005, due mainly to the discontinued businesses.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 24, 2005

Net Sales.   Net sales for the nine months ended September 30, 2006 were $786.7 million, an increase of $51.6 million, or 7.0%, from $735.1 million for the nine months ended September 24, 2005.

Research Models and Services.   For the nine months ended September 30, 2006, net sales for our RMS segment were $387.3 million, an increase of $9.7 million, or 2.6%, from $377.6 million for the nine months ended September 24, 2005. Unfavorable foreign currency translation reduced sales growth by approximately 1.3%. RMS global sales increased due to pricing along with a unit volume increase in both models and services. The RMS sales growth was driven by increases in basic research and biotechnology spending, which drove greater demand for our products and services, partially offset by continued slowdown in the transgenic services business and lower large model sales.

Preclinical Services.   For the nine months ended September 30, 2006, net sales for our Preclinical Services segment were $399.3 million, an increase of $41.7 million, or 11.7%, compared to $357.6 million for the nine months ended September 24, 2005. The increase was primarily due to increased customer demand for toxicology and other specialty preclinical services, reflecting increased drug development efforts and customer outsourcing. Unfavorable foreign currency decreased sales growth by less than 1%.

Cost of Products Sold and Services Provided.   Cost of products sold and services provided for the nine months ended September 30, 2006 was $481.8 million, an increase of $40.4 million, or 9.2%, from $441.4 million for the nine months ended September 24, 2005. Cost of products sold and services provided for the nine months ended September 30, 2006 was 61.2% of net sales, compared to 60.0% for the nine months ended September 24, 2005 due to second quarter cost-saving initiatives and stock compensation expense.

Research Models and Services.   Cost of products sold and services provided for RMS for the nine months ended September 30, 2006 was $223.6 million, an increase of $10.3 million, or 4.8%, compared to $213.3 million for the nine months ended September 24, 2005. Cost of products sold and services provided as a percent of net sales for the nine months ended September 30, 2006 was 57.7% compared to 56.5% of net sales for the nine months ended September 24, 2005. The continued slowdown in the transgenic services business, lower large model sales, lower research model sales mainly in Japan, stock compensation expense, second quarter cost-saving initiatives which included the shutdown of two small vaccine sites and higher delivery costs all adversely impacted the cost of products sold and services provided as a percent of sales.

Preclinical Services.   Cost of products sold and services provided for the Preclinical Services segment for the nine months ended September 30, 2006 was $258.2 million, an increase of $30.1 million, or 13.2%, compared to $228.1 million for the nine months ended September 24, 2005. Cost of products sold and services provided as a percentage of net sales was 64.7% for the nine months ended September 30, 2006, compared to 63.8% for the nine months ended September 24, 2005. The increase in cost of products sold and services provided as a percentage of net sales was primarily due to second quarter cost-saving initiatives and stock compensation expense, partially offset by improved capacity utilization resulting from the increased sales of services.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the nine months ended September 30, 2006 were $134.0 million, an increase of $16.5 million, or 14.0%, from $117.5 million for the nine months ended September 24, 2005. Selling, general and administrative expenses for the nine months ended September 30, 2006 were 17.0% of net sales compared to 16.0% of net sales for the nine months ended September 24, 2005. The increase was due primarily to second quarter cost-saving initiatives and stock compensation expense.

Research Models and Services.   Selling, general and administrative expenses for RMS for the nine months ended September 30, 2006 were $48.3 million, an increase of $6.4 million, or 15.3%, compared to $41.9 million for the nine months ended September 24, 2005. Selling, general and administrative expenses increased as a percentage of sales to 12.5% for the nine months ended September 30, 2006 from 11.1% for the nine months ended September 24, 2005. The increase was due primarily to second quarter cost-saving initiatives and stock compensation expense.

Preclinical Services.   Selling, general and administrative expenses for the Preclinical Services segment for the nine months ended September 30, 2006 were $54.2 million, an increase of $10.7 million, or 24.6%, compared to $43.5 million for the nine months ended September 24, 2005. Selling, general and administrative expenses for the nine months ended September 30, 2006 increased to 13.6% of net sales, compared to 12.2% of net sales for the nine months ended September 24, 2005 due primarily to stock compensation expense and second quarter cost-saving initiatives.

Unallocated Corporate Overhead.   Unallocated corporate overhead, which consists of various corporate expenses including those associated with pension, executive salaries, stock based compensation and departments such as corporate accounting, legal and investor relations, was $31.4 million for the nine months ended September 30, 2006, compared to $32.1 million for the nine months ended September 24, 2005.

Amortization of Other Intangibles.   Amortization of other intangibles for the nine months ended September 30, 2006 was $27.9 million, a decrease of $6.7 million, from $34.6 million for the nine months ended September 24, 2005.

Preclinical Services.   For the nine months ended September 30, 2006, amortization of other intangibles for our Preclinical Services segment was $27.6 million, an decrease of $6.7 million from $34.3 million for the nine months ended September 24, 2005.

Operating Income.   Operating income for the nine months ended September 30, 2006 was $143.0 million, an increase of $1.3 million from $141.7 million for the nine months ended September 24, 2005. Operating income for the nine months ended September 30, 2006 was 18.2% of net sales, compared to 19.3% of net sales for the nine months ended September 24, 2005. The decrease as a percent of sales was mainly due to cost-saving actions taken in the second quarter, stock compensation charges and the impact of lower research model sales, mainly in Europe partially offset by improved operating income in our Preclinical segment.

Research Models and Services.   For the nine months ended September 30, 2006, operating income for our RMS segment was $115.2 million, a decrease of $6.9 million, or 5.7%, from $122.1 million for the nine months ended September 24, 2005. Operating income as a percentage of net sales for the nine months ended September 30, 2006 was 29.7%, compared to 32.3% for the nine months ended September 24, 2005. The decrease in the operating income as a percentage of net sales was primarily due to second quarter cost-saving initiatives, stock compensation charges, and higher sales in the U.S. and Europe, but also higher costs for labor, delivery and fuel, along with lower large model sales.

Preclinical Services.   For the nine months ended September 30, 2006, operating income for our Preclinical Services segment was $59.3 million, an increase of $7.6 million, or 14.7%, from $51.7 million for the nine months ended September 24, 2005. Operating income as a percentage of net sales increased to 14.9%, compared to 14.5% of net sales for the nine months ended September 24, 2005. The increase in operating income as a percentage of net sales for the nine months ended September 30, 2006 was primarily due to lower amortization costs partially offset by stock compensation expense and cost-saving initiatives.

Interest Expense.   Interest expense for the nine months ended September 30, 2006 was $14.5 million, compared to $17.7 million for the nine months ended September 24, 2005. The $3.2 million decrease was primarily due to debt repayment.

Income Taxes.   Income tax expense for the nine months ended September 30, 2006 was $37.2 million, an increase of $2.0 million compared to $35.2 million for the nine months ended September 24, 2005.

Income (Loss) from Continuing Operations.   Income from continuing operations on a year to date basis was $93.4 million, compared to $89.2 million for the same period last year. Diluted earnings per share from continuing operations on a year to date basis were $1.32, compared to $1.24 in the same period last year.

Income (Loss) from Discontinued Operations.   On a year to date basis, the net loss was $184.4 million, due mainly to the goodwill impairment in the first quarter.

Net Income (Loss).   The net loss for the nine months ended September 30, 2006 was $91.0 million compared to net income of $91.6 million for the nine months ended September 24, 2005, due mainly to the goodwill impairment and income tax expense related to our discontinued operation.

Liquidity and Capital Resources

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our condensed consolidated statements of cash flows.

Our principal sources of liquidity have been our cash flow from operations, the convertible debt offering, proceeds from the sale of our Phase II-IV Clinical business and our revolving line of credit arrangements.

On July 31, 2006, we amended and restated our then-existing $660.0 million credit agreement to reduce the current interest rate, modify certain restrictive covenants and extend the term. The now $428.0 million credit agreement provides for a $156.0 million U.S. term loan facility, a $200.0 million U.S. revolving facility, a C$57.8 million term loan facility and a C$12.0 million revolving facility for a Canadian subsidiary, and a GBP 6.0 million revolving facility for a U.K. subsidiary (the $428.0 million credit agreement). The $156.0 million term loan facility matures in 20 quarterly installments with the last installment due June 30, 2011. The $200.0 million U.S. revolving facility matures on July 31, 2011 and requires no scheduled payment before that date. Under specified circumstances, the $200.0 million U.S. revolving facility may be increased by $100.0 million. The Canadian term loan is repayable in full by June 30, 2011 and requires no scheduled prepayment before that date. The Canadian and UK revolving facilities mature on July 31, 2011 and require no scheduled prepayment before that date. The interest rate applicable to the Canadian term loan and the Canadian and U.K. revolving loans under the credit agreement is the adjusted LIBOR rate in its relevant currency plus an interest rate margin based upon our leverage ratio. The interest rates applicable to term loans and revolving loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio. Based on our leverage ratio, the margin range for LIBOR based loans is 0.625% to 0.875%. The interest rate margin was 0.75% as of September 30, 2006. The Company has pledged the stock of certain subsidiaries as well as certain U.S. assets as security for the $428.0 million, credit agreement. The $428.0 million credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. The Company had $5.0 million outstanding under letters of credit as of September 30, 2006 and December 31, 2005, respectively.

During the third quarter of 2006, we did not borrow under our revolving facility. As of September 30, 2006, there was no outstanding balance on the revolving facility.

We are also party to a $50 million credit agreement, which was entered into on July 27, 2005 and which was subsequently amended on December 20, 2005 and again on July 31, 2006 to reflect substantially the same modifications made to the covenants in the $660 million and $428 million credit agreements respectively. The $50 million credit agreement provides for a $50 million term loan facility which matures on July 27, 2007 and can be extended for an additional 7 years. The interest rates applicable to term loans under this credit agreement are, at our option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus ½%) or the LIBOR rate plus 0.75%. The $50 million credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default.

As of September 30, 2006, the entire balance of the $50.0 million credit agreement was outstanding.

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

Concurrently with the sale of the 2013 Notes, we entered into convertible note hedge transactions with respect to our obligation to deliver common stock under the 2013 Notes. The convertible note hedges give us the right to receive, for no additional consideration, the numbers of shares of common stock that we are obligated to deliver upon conversion of the 2013 Notes (subject to anti-dilution adjustments substantially identical to those in the 2013 Notes), and expire on June 15, 2013. The aggregate cost of these convertible note hedges was $98.3 million.

Separately and concurrently with the pricing of the 2013 Notes, we issued warrants for approximately 7.2 million shares of our common stock. The warrants give the holders the right to receive, for no additional consideration, cash or shares (at our option) with a value equal to the appreciation in the price of our shares above $59.925, and expire between September 13, 2013 and January 22, 2014 over 90 equal increments. The total proceeds from the issuance of the warrants were $65.2 million.

From an economic perspective, the cumulative impact of the purchase of the convertible note hedges and the sale of the warrants increases the effective conversion price of the 2013 Notes from $48.94 to $59.25 per share.

In August 2006 we entered into an Accelerated Stock Repurchase (“ASR”) program with a third-party investment bank. In connection with this ASR program, we initially purchased 1,787,706 shares of stock at a cost of $75 million. In conjunction with the ASR, we also entered into a cashless collar with a forward floor price of $37.9576 per share of our common stock (95% of the initial price of $39.9554, the market price of our common stock on August 23, 2006) and a forward cap price of $41.9532 per share of our common stock (105% of the initial price). The final number of shares to be repurchased under the ASR program will be determined after taking the average volume weighted average price of our common stock for 65 trading days starting on August 23, 2006. The minimum and maximum numbers of shares we can receive under the ASR program are 1,787,706 shares and 1,975,889 shares, respectively. The investment bank has purchased and will continue to trade shares of our common stock in the open market over time.

Cash and cash equivalents totaled $253.5 million at September 30, 2006, compared to $114.8 million at December 31, 2005.

Net cash provided by operating activities for the nine months ended September 30, 2006 and September 24, 2005 was $102.7 million and $144.3 million, respectively. The decrease in cash provided by operations was primarily a result of deferred income. Our days sales outstanding (DSO) of 37 days as of September 30, 2006 increased from a DSO of 31 days as of December 31, 2005, but decreased from 39 days as of September 24, 2005. Our DSO includes deferred revenue as an offset to accounts receivable in the calculation.

Net cash used in investing activities for the nine months ended September 30, 2006 and September 24, 2005 was $194.5 million and $74.7 million, respectively. For the nine months ended September 30, 2006, we used $99.8 million for capital expenditures. Compared to the nine month period in 2005, during which we paid $69.2 million for capital expenditures. Year to date 2006, we made capital expenditures in RMS of $12.3 million and Preclinical Services of $87.5 million, due mainly to the purchase and construction of our facilities in Nevada and Massachusetts. We anticipate that future capital expenditures will be funded by cash provided by operating activities. For fiscal 2006, we project capital expenditure to be approximately $175 million. For the nine months ended September 30, 2006, purchases of marketable securities were $(130.1) million, compared to $(2.6) million in 2005.

Net cash provided by and (used in) financing activities for the nine months ended September 30, 2006 and September 24, 2005 was $32.6 million and $(102.2) million, respectively. For the nine months ended September 30, 2006, we had proceeds from long-term debt of $440.3 million due mainly to the sale of the 2013 Notes. Concurrently with the sale of our convertible 2013 notes, we purchased the convertible note hedge (call option) for $98.3 million and issued warrants for $65.2 million. For the nine months ended September 30, 2006, we purchased $246.6 million of our common stock. Proceeds from exercises of employee stock options amounted to $19.8 million and $25.0 million for the nine months ended

September 30, 2006 and September 24, 2005, respectively. Year to date 2006 and 2005, we repaid $140.4 million and $150.2 million in debt, respectively.

Net cash provided by discontinued operations for the nine months ending September 30, 2006 and September 24, 2005 was $198.7 million and $5.9 million, respectively. The cash provided by discontinued operations was primarily the result of the proceeds from the sale of our Clinical Phase II-IV business for $215 million partially offset by the taxes expense of $45.3 million of which $30.0 million was paid in the quarter.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006 and early application is encouraged. We have applied the provisions of SAB 108 in the third quarter of 2006 which had an immaterial impact on selling, general and administrative expense and tax expense as previously noted which resulted in a positive impact of $0.01 on the Company’s earnings per share in the statement of operations.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out framework for measuring fair value and expands on required disclosures about fair value measurement. SFAS 157 is effective on January 1, 2008 and will be applied prospectively. The provisions of SFAS 157 are not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (Statement 158).” Among other items, Statement 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. Statement 158 is effective for fiscal years ending after December 15, 2006 and early application is encouraged. We have not yet determined the impact this interpretation will have on our financial position.

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

Interest Rate Risk

The fair value of our marketable securities is subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 100 basis points from levels at September 30, 2006, then the fair value of the portfolio would decline by approximately $0.3 million.

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

Foreign Currency Exchange Rate Risk

We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our earnings and cash flows. This risk is mitigated by the fact that various foreign operations are principally conducted in their respective local currencies. A portion of our foreign operations’ revenue is denominated in U.S. dollars, with the costs accounted for in their local currencies. We attempt to minimize this exposure by using certain financial instruments, for purposes other than trading, in accordance with our overall risk management and our hedge policy. In accordance with our hedge policy, we designate certain transactions as hedges as set forth in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Item 4.                        Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures

Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of September 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2006 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                        Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information relating to the Company’s purchases of shares of its common stock during the quarter ended September 30, 2006.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2, 2006 – August 1, 2006	2,841	$35.40	—	$113,628,392
August 2, 2006 – September 1, 2006	1,789,461	$41.95	1,787,706	$38,628,392
September 2, 2006 – September 30, 2006	191	$40.64	—	$38,628,392
Total:	1,792,493	$41.94	1,787,706	$38,628,392

On May 9, 2006, the Board of Directors authorized an increase of the Company’s share repurchase program by $200.0 million to acquire up to a total of $300.0 million of common stock. During the three months ended September 30, 2006 the Company repurchased 1,792,493 shares of common stock for approximately $75.2 million. The timing and amount of any future repurchases will depend on market conditions and corporate considerations. Additionally, the Company’s 2000 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, during the quarter ended September 30, 2006, the Company acquired 4,787 shares as a result of such withholdings.

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

CHARLES RIVER LABORATORIES
INTERNATIONAL, INC.
November 9, 2006	/s/ JAMES c. fOSTER
James C. Foster
Chairman, Chief Executive Officer and President
November 9, 2006	/s/ tHOMAS f. aCKERMAN
Thomas F. Ackerman
Corporate Executive Vice President and Chief Financial Officer