Form 10-K
period 2006-12-30
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2007-02-27
CIK 1100682

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006
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

On July 1, 2006, the aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant was approximately $2,481,388,083.

As of February 15, 2007, there were outstanding 66,932,738 shares of the Registrant’s common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders scheduled to be held on May 8, 2007, which will be filed with the Securities and Exchange Commission not later than 120 days after December 30, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2007 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

PART I

Item 1.                        Business

General

This Annual Report on Form 10-K contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on current expectations, estimates, forecasts, and projections about the industries in which Charles River operates and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on current expectations and beliefs of Charles River and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: future demand for drug discovery and development products and services, including the outsourcing of these services; future actions by our management; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of our revenues; our cost structure; the impact of acquisitions and dispositions; the timing of the opening of new and expanded facilities; our expectations with respect to sales growth, efficiency improvements and operating synergies; changes in our expectations regarding future stock option, restricted stock and other equity grants to employees and directors; changes in our expectations regarding our stock repurchases; and our cash flow and liquidity. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K under the section entitled “Risks Related to Our Business and Industry,” the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report  not to occur.

Corporate History

Charles River has been operating since 1947 and during that time, we have undergone several changes to our business structure. Charles River Laboratories International, Inc. was incorporated in 1994. In 2000, we completed the initial public offering of Charles River Laboratories International, Inc. Our stock is traded on the New York Stock Exchange under the symbol “CRL “and is included in the Standard & Poor’s MidCap 400, 1000 and Composite 1500 Indices, the Dow Jones US Biotech Index, and the NYSE Healthcare Sector Index. We are headquartered in Wilmington, Massachusetts. Our headquarters mailing address is 251 Ballardvale Street, Wilmington, MA 01887, and the telephone number at that location is (978) 658-6000. Our Internet site is www.criver.com. Material contained on our Internet site is not incorporated by reference into this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Charles River,” “we,” “us” or “our” refer to Charles River Laboratories International, Inc. and its subsidiaries.

This Form 10-K, as well as all other reports filed with the Securities and Exchange Commission are available free of charge through the Investor Relations section of our Internet site as soon as practicable after we electronically file such material with, or furnish it to, the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. In addition, you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Overview

We are a leading global provider of solutions that advance the drug discovery and development process, including research models and associated services, and outsourced preclinical services (including  Phase I clinical services). We provide the animal research models required in research and development for new drugs, devices and therapies and have been in this business for 60 years. We have built upon our core competency of laboratory animal medicine and science (research model technologies) to develop a diverse and growing portfolio of products and services. Our wide array of tools and services enables our customers to reduce costs, increase speed and enhance their productivity and effectiveness in drug discovery and development. Our customer base includes global pharmaceutical companies, a wide range of biotechnology companies, as well as government agencies, leading hospitals and academic institutions throughout the world. We currently operate over 80 facilities, including our production and warehousing facilities, in 15 countries worldwide. Our products and services, supported by our global infrastructure and deep scientific expertise, enable our customers to meet many of the challenges of early-stage life sciences research, a large and growing market. In 2006, our net sales from continuing operations were $1.06 billion and our operating income from continuing operations was $188.2 million.

In 2004, we acquired Inveresk Research Group, Inc, a leading provider of drug development services to companies in the pharmaceutical and biotechnology industries. That acquisition broadened our portfolio of high-end services including general toxicology, specialty toxicology and Phase I clinical services (in addition to the later-stage clinical services business of Inveresk). In addition, acquiring Inveresk:

•       significantly expanded our overall corporate size;

•       significantly increased the breadth of the products and services that we offer; and

•       expanded and strengthened our global footprint in the growing market for pharmaceutical research and development services.

Acquiring Inveresk was a critical step in our continuing mission to support our key pharmaceutical and biotechnology customers, who are increasingly seeking full service, global partners to whom they can outsource more of their preclinical research and development efforts. Consistent with our philosophy to focus on our core competencies, in August 2006 we divested the Phase II-IV Clinical Services business that had previously been part of Inveresk, although we retained the Phase I Clinical Services business, which we believe serves as an integral part of our preclinical development processes and service offerings. To enhance our Phase I service offerings, we acquired a U.S. Phase I clinical services company, Northwest Kinetics, Inc. in October 2006.

As part of the divestiture of the Phase II-IV Clinical Service business in August 2006, we changed our business reporting segments to better reflect our results of operations and facilitate understanding of our business. We currently have two reporting segments: Research Models and Services (RMS) and Preclinical Services (PCS) which includes Phase I clinical services.

Research Models and Services (RMS).   Charles River has  been supplying research models to the drug development industry since 1947. With approximately 150 different strains we continue to maintain our position as the global leader in the production and sale of research models, principally genetically and virally defined purpose-bred rats and mice. We also provide a variety of related services that are designed to assist our customers in supporting the use of research models in drug development. With multiple facilities located on three continents (North America, Europe and Asia (Japan)), we maintain production centers, including a total of approximately 160 barrier rooms or isolator facilities strategically located near our customers. In addition, we are in process of expanding our existing U.S. West Coast capacity with additional construction which is expected to partially open in the first half of 2007. In 2006, RMS accounted for 49% of our total net sales and approximately 42% of our employees, including approximately 60 science professionals with advanced degrees

Our RMS segment is comprised of (1) Research Models, (2) Research Model Services and (3) other related businesses.

Research Models.   A significant portion of this business is comprised of the commercial production and sale of research models, principally purpose-bred rats, mice and other rodents for use by researchers. We provide our rodent models to numerous customers around the world, including most pharmaceutical companies, a broad range of biotechnology companies, many government agencies, and leading hospitals and academic institutions. Our research models include both standard strains and disease models such as those with compromised immune systems, which are increasingly in demand as early-stage research tools. The United States Food and Drug Administration (FDA) and foreign regulatory bodies typically require the safety and efficacy of new drug candidates be tested on research models like ours prior to testing in humans. As a result, our research models are an essential part of the drug discovery and development process.

Our rodent species have been and continue to be some of the most extensively used research models in the world, largely as a result of our continuous commitment to innovation and quality in the breeding process. Our research models are bred and maintained in controlled environments which are designed to ensure that the animals are free of specific viral and bacterial agents and other contaminants that can disrupt research operations and distort results. With our barrier room production capabilities, we are able to deliver consistently high-quality research models worldwide.

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

Since 2001, we have been offering new and proprietary, disease-specific rat models used to find new treatments for diseases such as diabetes, obesity and cardiovascular and kidney disease. We are presently focusing our disease model program on four areas of research: cardiovascular, metabolic, renal and oncology, which, in addition to providing overlapping disease modalities that support multiple uses of certain models, also will permit us to concentrate on focused sales and marketing efforts.

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

In addition to our small research models, we also are a global leader in providing purpose-bred, high quality, specific pathogen-free (SPF) or disease free, large research models to the biomedical research community, principally for use in their drug development and testing studies.

Research Model Services.   RMS also offers a variety of services, described below, designed to assist our customers in screening drug candidates faster, including those which are related to genetically defined research models for in-house research, as well as those services designed to implement efficacy screening protocols to improve the customer’s drug evaluation process. These services address the growing need among pharmaceutical and biotechnology companies to outsource the non-core aspects of their drug discovery activities. These services capitalize on the technologies and relationships developed through our research model business. We currently offer four major categories of research models services—transgenic services, laboratory services, consulting and staffing services, and preconditioning services.

Transgenic Services.   In this area of our business, we assist our customers in validating, maintaining, improving, breeding and testing research models purchased or created by them for biomedical research activities. While the creation of a transgenic model can be a critical scientific event, it is only the first step in the discovery process. Productive utilization of genetically engineered research models requires significant additional technical expertise. We provide transgenic breeding expertise, model characterization (including genotyping and phenotyping) and colony development, quarantine, embryo cryopreservation, embryo transfer and health and genetic monitoring. We provide these services to over  200 laboratories around the world from pharmaceutical and biotechnology companies to hospitals and universities, and maintain more than 1,000 different types of naturally occurring or experimentally manipulated research models for our customers.

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

Preconditioning Services.   Augmenting our traditional model production and transgenic services described above, we believe there are emerging opportunities to provide customers with preconditioning services, which center upon speeding the development process by providing study-ready research models. As a result of our veterinary medicine expertise, we are well positioned to provide preconditioning services, such as those required for development of drugs for obesity or hypertension. Additionally, models of subclinical disease can be created through surgical approaches, thereby providing a model for study that otherwise may not be commercially available. In furtherance of our preconditioning services, we offer related surgical services in the United States, Europe and Asia. This value-added service offering enhances the basic research model by preparing models to be used in studies immediately upon arrival at the customer’s facility, rather than requiring time and effort on the part of the customer to prepare the models.

Consulting and Staffing Services.   Building upon our core capability as the leading provider of high-quality research models, we manage animal care operations (including recruitment, training, staffing and management services) on behalf of government and academic organizations, as well as commercial customers. Demand for our services results from the growing trend by these large institutions to outsource internal functions or activities that are not critical to the core scientific innovation process, or for which they do not maintain the necessary resources in-house. In addition, we believe that our expertise in animal care and facility operations enhances the productivity and quality of our customers’ animal care and use programs.

Other Related Research Model Businesses.   We also offer two other categories of products and services within RMS—vaccine support and in vitro technology products.

Vaccine Support.   We are the global leader for the supply of specific pathogen-free, or SPF, chickens and fertile chicken eggs. SPF chicken embryos are used by animal health companies as self-contained “bioreactors” for the manufacture of live viruses. These viruses are used as a raw material primarily in poultry, as well as human vaccine, applications. The production of SPF eggs is done under biosecure conditions, similar in many ways to our research model production. We have a worldwide presence that includes several SPF egg production facilities in the United States, a joint venture in Mexico and production capabilities in Hungary. We also operate a specialized avian laboratory in the United States, which provides in-house testing and support services to our customers and produces poultry diagnostics.

In Vitro Technology.   Our in vitro business provides non-animal, or in vitro, methods for lot release testing of medical devices and injectable drugs. We are committed to being the leader in providing our customers with in vitro alternatives as these methods become scientifically validated and commercially feasible, and toward that goal we work with and support the European Center for Validation of Alternative Methods in these efforts. Endotoxin testing uses a processed extract from the blood of the horseshoe crab, known as limulus amebocyte lysate (LAL). The LAL test is the first and only major FDA-validated in vitro alternative to an animal model test for endotoxin detection in pharmaceutical and medical device manufacturing. The process of extracting blood is generally not harmful to the crabs, which are subsequently returned to their natural ocean environment. Our in vitro technology business produces and distributes endotoxin testing kits, reagents, software, accessories, instruments and associated services to pharmaceutical and biotechnology companies worldwide. We are a market leader in endotoxin testing, which is used for FDA-required quality control testing of injectable drugs and medical devices, their components and the processes by which they are manufactured.

We have developed the next generation of the endotoxin testing platform, known as the Endosafe Portable Testing System (Endosafe®-PTS). The PTS is a portable endotoxin testing platform which allows endotoxin testing in the field, affording researchers accurate and timely results. In July 2006, we received FDA approval for the sale and marketing of the PTS system for FDA-required lot release testing. The PTS can also be used for non-regulated applications, ranging from drug research and development to environmental monitoring. As an example, a modified version of the PTS was launched into space in December 2006 aboard the space shuttle Discovery and reached the International Space Station as part of NASA’s ongoing efforts to conduct biological research in space. We are also investigating expanding the use of the PTS system for endotoxin testing into other markets such as nuclear pharmacies, cell transplant, dialysis clinics, testing for sterile water, other contaminants such as pesticides, and clinical diagnostics.

Preclinical Services (PCS)

Our PCS customers are principally engaged in the discovery and development of new drugs, devices and therapies.

Discovery represents the earliest stages of research in the life sciences, directed at the identification, screening and selection of a lead compound for future drug development. Discovery activities typically last anywhere from 4-6 years in conventional pharmaceutical research and development timelines.

Development activities, which follow, are directed at demonstrating the safety, tolerability and clinical efficacy of the selected drug candidates. During the preclinical stage of the development process, a drug candidate is tested in vitro (typically on a cellular or subcellular level in a test tube or multi-well petri plate) and in vivo (in research models) to support planned or on-going human trials. We view early-stage clinical Phase I studies as an essential, strategic component of our preclinical service offerings.

The development services portion of our PCS segment enables our customers to outsource their critical regulatory required toxicology and drug disposition activities to us. The demand for these services is driven by preclinical development programs for the smaller biotechnology companies, which traditionally have been outsourced, and key safety studies by the larger global pharmaceutical companies. Because of the necessary investments in personnel, facilities and other capital resources required in order to efficiently conduct and perform these activities, we believe that participants in these industries will prefer to focus on their core competencies of innovation, early drug discovery, and in the case of the larger pharmaceutical companies, targeted sales and marketing, and thus we believe the demand for our preclinical service offerings will continue to increase.

We are one of the two largest providers of preclinical services worldwide and offer particular expertise in the design, execution and reporting of general and specialty toxicology studies, especially those dealing with innovative therapies and biologicals. We currently provide preclinical services at multiple facilities located in the United States, Canada and Europe. As a result of increasing demand for outsourced preclinical services, we are conducting significant facilities expansions or our Preclinical Services facilities—one in Massachusetts which opened recently and one in Nevada at which we expect to begin phased-in occupancy in mid-Summer 2007, as well as expansions at our Ohio and Edinburgh PCS facilities. The Massachusetts and Nevada facilities will eventually replace our legacy operations in those venues, and when fully built out, will more than double the size of the legacy operations. Our PCS segment represented 51% of our total net sales in 2006 (including the reclassified Phase I clinical services business) and employed 55% of our employees.

We currently offer the following preclinical services, in which we include both in vivo and in vitro studies, supportive laboratory services, and strategic preclinical consulting and program management to support product development from inception to proof of concept.

Toxicology.   Toxicology is one of our core preclinical competencies and a competitive strength. Once a lead molecule is selected, the stage of preclinical development begins where appropriate toxicology studies are conducted to support initial clinical trials. Our toxicology services feature:

•       all the standard protocols for general toxicity testing required for regulatory submissions;

•       expertise in specialty routes of administration and modes of administration (e.g., infusion, intravitreal administration, and inhalation), which are important not only for the testing of potential pharmaceuticals, but also for safety testing of medical devices, industrial chemicals, food additives, agrochemicals, nutraceuticals and other materials;

•       other services to fully evaluate the genotoxicity, safety pharmacology, acute, subacute, chronic toxicity and carcinogenicity potential to support “first in man” to “first on the market” strategies;

•       market-leading expertise in the conduct and assessment of reproductive and developmental toxicology studies (in support of larger scale, human clinical trials);

•       services in important specialty areas such as developmental/reproductive, ocular, bone, juvenile/neonatal, and immuno toxicology as well as photobiology and dermal testing;

•       work in all major therapeutic areas;

•       study design and strategic advice to our clients based on our wealth of experience in support of drug development; and

•       a strong history of aiding our sponsors in reaching their regulatory or internal milestones for safety testing, including studies addressing stem cell therapies, DNA vaccines, recombinant proteins, standard small molecules and medical devices.

Our toxicology facilities operate in compliance with Good Laboratory Practices (GLPs) as required by the FDA as well as other international regulatory bodies. Our facilities are regularly inspected by U.S. and other GLP compliance monitoring authorities, as well as our own and our customers’ Quality Assurance departments.

Pathology Services.   In the drug development process, the ability to identify and characterize clinical and anatomic pathologic changes (within tissues and cells) is critical in determining the safety of a new compound. We employ highly trained pathologists who use state-of-the-art techniques to identify potential compound-related changes within tissues and cells, as well as at the molecular level. Pathology support is critical for regulatory driven safety studies, but also for specialized investigative studies, discovery support, and stand-alone immunohistochemistry evaluations for monoclonal antibodies. Key “go/no-go” decisions regarding continued product development are typically dependent on the characterization and evaluation of gross and microscopic pathology findings we perform for our clients.

Bioanalysis, Pharmacokinetics, and Drug Metabolism.   In support of preclinical drug safety testing, our customers are required to demonstrate ample drug exposure, stability in the collected sample, kinetics of their drug or compound in circulation, the presence of metabolites, and with recombinant proteins and peptides, the presence of anti-drug antibodies. We have scientific depth in the sophisticated analytical techniques required to satisfy these requirements for a number of drug classes (including oligonucleotide and inhibitory RNAs). In the event that the sample analysis for preclinical study support translates to opportunities to analyze clinical samples for the same drug once human testing begins, we have opportunities to capture the benefits of bridging preclinical bioanalysis with later clinical development. Once the analysis is complete, our scientists evaluate the data to provide information on the kinetics (pharmaco-/toxico-) of the exposure to the drug, as well as complete evaluation of the distribution of the drug or metabolites by radio-labeled techniques. Our clients require these studies for the full preclinical assessment of the disposition of the drug and are used in the final preclinical safety evaluation of the compound.

Discovery Support.   At the earliest stages of lead compound identification, our scientists are engaged in evaluating the activity of drug candidates in several important therapeutic and support areas, including:

•       oncology (through our tumor xenograft models);

•       asthma (through our specialized disease model colonies);

•       bone disease (using our state-of-the-art imaging and pathology capabilities);

•       ophthalmology (using our models of neovascularization);

•       general cardiovascular and device testing (using our surgical models); and

•       early drug formulation and bioanalysis support and method development.

We also offer lead optimization strategies including early pharmacokinetic, metabolism, and toxicology support to help in early integrative drug selection criteria.

Biopharmaceutical Services.   We provide specialized, non-clinical quality control testing that is frequently outsourced by both pharmaceutical and biotechnology companies. These services allow our customers to determine if their human protein drug candidates, or the processes for manufacturing those products, are essentially free of residual biological materials. The bulk of this testing is required by the FDA in order to obtain new drug approval, to maintain an FDA-licensed manufacturing facility or to release approved products for use in patients. Our scientific staff consults with customers in the areas of process development, validation, manufacturing scale-up and biological testing.

Phase I Trials in Healthy Normal and Special Populations

The Phase I clinical services business represents a growth opportunity for us that initially originated through our acquisition of the Clinical Services business of Inveresk, and which we have grown through our acquisition of Northwest Kinetics in October 2006. Combined, our capabilities encompass two premier, internationally recognized Phase I clinics—one in Europe (Edinburgh, Scotland) and the other in North America (Tacoma, Washington), with a combined capacity of over 300 beds. We focus our clinical services business on high-end clinical pharmacology studies in healthy participants and in therapeutic areas including: cardiovascular, oncology, ophthalmology, respiratory and infectious diseases. From a strategic perspective, we believe that our clinical services business is positioned to benefit from pull-through from our preclinical and laboratory services, particularly with our biotechnology customers.

We offer a wide range of Phase I clinical research services designed to move lead pharmaceutical candidates rapidly from preclinical development through Phase I pharmacokinetic tolerability and pharmacodynamic assessment to explore human pharmacology. We can conduct studies across a wide range of therapeutic areas, and have demonstrated experience in complex dose tolerance, radio-labeled, pharmacokinetics, pharmacodynamics and bioavailability studies. In addition, we provide customers with high-end “first-in-man” studies for novel compounds, and expertise in complex drug-drug interaction studies. Participants at both clinics are evaluated through an intensive screening process to ensure study suitability. We employ quality assurance units at these facilities to monitor the conduct and reporting of Phase I trials and to assure management that these trials are conducted in compliance with appropriate regulatory requirements.

Our Strategy

Our objective is to be the premier global company advancing the search for drugs, devices and therapies from discovery through proof of concept. The products and services which we provide our customers are essential to the drug discovery and development process, and are almost universally mandated by law. Our business is primarily driven by the continued growth of research and development spending by pharmaceutical and biotechnology companies, the federal government and academic institutions and of outsourced services. According to a report by the Biomedical Industry Advisory Group, it takes 11 to 16 years and costs in the range of $180 million to $1.65 billion, with an average cost of approximately $900 million, to bring a new drug to market. As the pressure to develop new drugs increases, so does the pressure to contain costs, to implement research in multiple countries simultaneously and to identify, hire and retain a breadth of scientific and technical experts. In order to facilitate and speed their research, our pharmaceutical and biotechnology customers are making strategic decisions to increasingly outsource services which can be provided by high-quality service providers like us. Outsourcing allows our customers to concentrate their internal resources on early drug discovery, while continuing to advance their most promising products through the development pipeline. This creates opportunities for companies such as ours that can help speed the drug discovery and development process. Our strategy is to capitalize on these opportunities by continuing to build our portfolio of high end, value-added products and services through internal development, augmented by strategic “bolt-on” transactions.

In today’s business environment, we believe there is a particular advantage in being a large, global, high-quality provider of services throughout the drug discovery and development process. Many of our customers, especially large pharmaceutical companies, are attracted to Tier 1 contract research organizations with a full breadth of capabilities, and establish preferred provider relationships with only a small number. We are focused on being recognized as a premier preferred provider and maintaining long-term relationships and strategic partnerships with our customers. Accordingly, with many of our largest customers, we have entered into global provider agreements that span both segments of our business.

We intend to continue to broaden the scope of our products and services primarily through internal development, which will be augmented, as needed, through focused acquisitions and alliances. We believe our approach to acquisitions is a disciplined one that seeks to target businesses that are a sound strategic fit and that offer the prospect of enhancing stockholder value. This strategy may include geographic expansion of existing core services (particularly in Asia if the appropriate opportunities present themselves), strengthening of one of our core services or the addition of a new product or service in a related or adjacent business.

We believe that we are well positioned to exploit both existing and new outsourcing opportunities. We intend to focus our marketing efforts on, among other things, stimulating demand for further outsourcing to gain additional market share to take advantage of promising opportunities which are available to us as a result of continued growth of outsourced services. In 2006 we invested heavily in expanding our facilities capacity, and we intend to continue the capital expansion activity in 2007. Similarly, we are investing in our information technology systems and resources in order to better serve our customers, harmonize our data, and streamline our processes.

Customers

Our customers continue to consist primarily of all of the major pharmaceutical companies, many biotechnology companies, animal health, medical device, diagnostic and other life sciences companies, and leading hospitals, academic institutions, and government agencies. We have stable, long-term relationships with many of our customers. During 2006, no single commercial customer accounted for more than 6% of our total net sales.

For information regarding net sales and long-lived assets attributable to both of our business segments for the last three fiscal years, please see Note 15 included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. For information regarding net sales and long-lived assets attributable to operations in the United States, Europe, Asia and other countries for each of the last three fiscal years, please review Note 15 included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Sales, Marketing and Customer Support

We sell our products and services principally through our direct sales force, the majority of whom work in North America, with the balance working in Europe and Japan. Our primary promotional activities include organizing scientific symposia, publishing scientific papers, making presentations and participating at scientific conferences and trade shows in North America, Europe and Japan. We supplement these scientifically based marketing activities with trade advertising, direct mail, newsletters and our website. The direct sales force is supplemented by international distributors for our products.

Our internal marketing/product management teams support the field sales staff while developing and implementing programs to create close working relationships with customers in the biomedical research industry. We maintain client/customer service, technical assistance and consulting service departments, which address both our customers’ routine and more specialized needs. We frequently assist our customers in solving problems related to animal husbandry, health and genetics, biosecurity, preclinical and clinical study design, regulatory consulting, protocol development and other areas in which our expertise is recognized as a valuable customer resource.

Competition

Our strategy is to be a leader in each of the markets in which we participate. We compete in the marketplace on the basis of quality, reputation, responsiveness, pricing, innovation, timeliness and availability, supported by our strategically located facilities worldwide.

The competitive landscape for our two business segments varies. For RMS, our main competitors include three smaller competitors in North America (two of whom have a global scope), and several smaller competitors in Europe and in Japan. Of our main U.S. competitors, two are privately held businesses and the third is a government funded, not-for-profit institution. We believe that none of our competitors in RMS has our comparable global reach, financial strength, breadth of product and services offerings, technical expertise or pharmaceutical and biotechnology industry relationships.

We believe we are one of the two largest providers of preclinical services in the world, based on net service revenue. Our commercial competitors for preclinical services consist of both publicly held and privately owned companies. The Phase I clinical services market is highly fragmented, with approximately ten participants, both public and private, representing the majority of the market and a number of smaller, limited-service providers also providing capacity. In addition, our PCS segment (including our Phase I business) competes with in-house departments of pharmaceutical companies and universities and teaching hospitals.

Industry Support and Animal Welfare

One of our core values is a concern for and commitment to animal welfare. We have been in the forefront of animal welfare improvements in our industry, and continue to show our commitment with special recognition programs for employees who demonstrate an extraordinary commitment in this critical area of our business. We created our own Humane Care Initiative, which is directed by our Animal Welfare and Training Group. The goal of the initiative is to assure that we continue as a worldwide leader in the humane care of laboratory animals. Laboratory animals are an important resource that further our knowledge of living systems and contribute to the discovery of life-saving drugs and procedures. We work hand-in-hand with the scientific community to understand how living conditions, handling procedures and stress play an important role in the quality and efficiency of research. As animal caregivers and researchers, we are responsible to our clients and the public for the health and well being of the animals in our care.

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

Employees

As of December 30, 2006, we had approximately 8,000 employees, including approximately 330 science professionals with advanced degrees including D.V.M.s, Ph.D.s and M.D.s. Our employees are not unionized in the United States, although employees are unionized at some of our European facilities, consistent with local customs for our industry. Our annual satisfaction surveys indicate that we have an excellent relationship with our employees.

Backlog

Our backlog for our PCS business segment was approximately $341 million at December 30, 2006. We do not report backlog for the RMS segment because turnaround time from order placement to fulfillment, both for products and services, is rapid. Our preclinical services (including Phase I clinical services) are performed over varying durations, from short to extended periods of time, which may be as long as several years. We maintain an order backlog to track anticipated revenue from studies and projects that either have not started, but are anticipated to begin in the near future, or are in process and have not been completed. We only recognize a study or project in backlog after we have received written evidence of a customer’s intention to proceed. We do not recognize verbal orders. Cancelled studies or projects are removed from backlog.

We believe our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, studies vary in duration (i.e., some studies that are included in 2006 backlog may be completed in 2007, while others may be completed in later years). Second, the scope of studies may change, which may either increase or decrease their value. Third, studies included in backlog may be subject to bonus or penalty payments. Fourth, studies may be terminated or delayed at any time by the client or regulatory authorities for a number of reasons. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study has been made. We cannot provide any assurance that we will be able to realize all or most of the net revenues included in backlog or estimate the portion to be filled in the current year.

Regulatory Matters

As our business operates in a number of distinct operating segments and in a variety of locations worldwide, we are subject to numerous, and sometimes overlapping, regulatory environments, as described below.

The Animal Welfare Act (AWA) governs the care and use of certain species of animals used for research. The United States Congress has passed legislation which excludes rats, mice and chickens used for research from regulation under the AWA. As a result, most of our United States small animal research model activities and our vaccine support services operations are not subject to regulation under the AWA. For regulated species, the AWA and attendant Animal Care regulations require producers and users of regulated species to provide veterinary care and to utilize specific husbandry practices such as cage size, shipping conditions, sanitation and environmental enrichment to assure the welfare of these animals. We comply with licensing and registration requirement standards set by the United States Department of Agriculture (USDA) for the care and use of regulated species. Our animal production facilities and preclinical facilities in the U.S. are accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International (AAALAC), a private, nonprofit, international organization that promotes the humane treatment of animals in science through voluntary accreditation and assessment programs. Portions of our preclinical business are also generally regulated by the USDA.

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

Our PCS business conducts nonclinical laboratory safety studies intended to support the registration or licensing of our clients’ products throughout the world. The conduct of these studies must comply with national statutory or regulatory requirements for Good Laboratory Practice (GLP). GLP regulations describe a quality system concerned with the organizational process and the conditions under which nonclinical laboratory studies are planned, performed, monitored, recorded, archived and reported. GLP compliance is required by such regulatory agencies as the FDA, United States Environmental Protection Agency, European Agency for the Evaluation of Medicinal Products, Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom, Health Canada, and the Japanese Ministry of Health and Welfare. GLP requirements are significantly harmonized throughout the world and our laboratories are capable of conducting studies in compliance with all appropriate requirements. To assure our compliance obligations, we have established quality assurance units (QAU) in each of our nonclinical laboratories. The QAUs operate independently from those individuals that direct and conduct studies and monitor each study to assure management that the facilities, equipment, personnel, methods, practices, records, and controls are in compliance with GLP. Our laboratory managers use the results of QAU monitoring as part of a continuous process improvement program to assure our nonclinical studies meet client and regulatory expectations for quality and integrity.

Our PCS business also conducts human Phase I clinical trials and provides services in support of our clients’ registration or licensing applications. Human clinical trials are conducted in a progressive fashion beginning with Phase I, and in the case of approved drugs, continued through Phase IV trials. Phase I studies are the initial human clinical trials and are conducted with a small number of subjects under highly controlled conditions. These clinical trials and services are performed in accordance with the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use Good Clinical Practice Consolidated Guidance and in compliance with regulations governing the conduct of clinical investigations and the protection of human clinical trial subjects. In the United States, these trials and services must comply with FDA regulations and in Europe our clinical trials and services must comply with the clinical trials directive of the European Union. Neither FDA regulations nor the clinical trials directive requires a quality assurance program; however, each of our Phase I facilities has an established quality assurance unit that monitors the conduct and reporting of Phase I trials to assure that these trials are conducted in compliance with appropriate regulatory requirements. Our manufacturing business produces endotoxin test kits and reagents and vaccine support products. Additionally, the analytical divisions of several of our nonclinical laboratories conduct stability and potency testing in support of our clients’ manufacturing programs. These activities are subject to regulation by the FDA and MHRA under their respective Good Manufacturing Practice regulations or the FDA’s Quality Systems Regulation (manufacturing of medical devices). We are required to register with the FDA as a device manufacturer and are subject to inspection on a routine basis for compliance with these regulations. These regulations require that we manufacture our products in a prescribed manner with respect to, and maintain records of, our manufacturing, testing and control activities.

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

Corporate Governance

We are committed to operating our business with integrity and accountability. We strive to meet or exceed all of the corporate governance standards established by the New York Stock Exchange, the Securities and Exchange Commission, and the Federal government as implemented by the Sarbanes-Oxley Act of 2002. Seven of the eight members of our Board of Directors are independent and have no significant financial, business or personal ties to the Company or management and all of our Board committees are composed of independent directors. The Board adheres to Corporate Governance Guidelines and a Code of Business Conduct and Ethics which has been communicated to employees and posted on our website. We have always been diligent in complying with established accounting principles and are committed to providing financial information that is transparent, timely and accurate. We have implemented a Related Person Transactions Policy in order to promote the timely identification of such transactions and to ensure we give appropriate consideration to any real or perceived conflicts in our commercial arrangement. We have established global processes through which employees, either directly or anonymously, can notify management (and the Audit Committee of the Board of Directors) of alleged accounting and auditing concerns or violations including fraud. Our internal Disclosure Committee meets regularly and operates pursuant to formal disclosure procedures and guidelines which help to ensure that our public disclosures are accurate and timely. Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Related Person Transactions Policy are available on our website at www.criver.com under the “Investors Relations—Corporate Governance” caption.

Item 1A.                Risk Factors

Risks Related to Our Business and Industry

Set forth below and elsewhere in this Form 10-K and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-K. We note that factors set forth below, individually or in the aggregate, may cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

The outsourcing trend in the preclinical and clinical stages of drug discovery and development may decrease, which could slow our growth.

Over the past several years, some areas of our businesses have grown significantly as a result of the increase in pharmaceutical and biotechnology companies outsourcing their preclinical and clinical research support activities. We believe that due to the significant investment in facilities and personnel required to support drug development, pharmaceutical and biotechnology companies look to outsource some or all of those services. By doing so, they can focus their resources on their core competency of drug discovery, while obtaining the outsourced services from a full-service provider like us. While industry analysts expect the outsourcing trend to continue for the next several years a decrease in preclinical and/or clinical outsourcing activity could result in a diminished growth rate in the sales of one or more of our expected higher-growth areas and adversely affect our financial condition and results of operations. Furthermore, our customer contracts are generally terminable on little or no notice. Termination of a large contract or multiple contracts could adversely affect our sales and profitability. Our operations and financial results could be significantly affected these risks.

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

Changes in government regulation or in practices relating to the pharmaceutical or biotechnological industries, including potential health care reform, could decrease the need for the services we provide.

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

In recent years the U.S. Congress and state legislatures have considered various types of health care reform in order to control growing health care costs. We are unable to predict what legislative proposals will be adopted in the future, if any. Similar reform movements have occurred in Europe and Asia.

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

Generally, our agreements with our customers provide that the customers can terminate the agreements or reduce the scope of services under the agreements with little or no notice. Customers may elect to terminate their agreements with us for various reasons, including: the products being tested fail to satisfy safety requirements; unexpected or undesired study results; production problems resulting in shortages of the drug being tested; the customer’s decision to forego or terminate a particular study; or the loss of funding for the particular research study. If a customer terminates a contract with us, we are entitled under the terms of the contract to receive revenue earned to date as well as certain other costs and, in some cases, penalties. Cancellation of a large contract or proximate cancellation of multiple contracts could materially adversely affect our business (particularly our Preclinical Services segment) and, therefore, may adversely affect our operating results.

Many of our contracts are fixed price and may be delayed or terminated or reduced in scope for reasons beyond our control, or we may under price or overrun cost estimates with these contracts, potentially resulting in financial losses.

Many of our contracts provide for services on a fixed price or fee-for-service with a cap basis and, accordingly, we bear the financial risk if we initially under-price our contracts or otherwise overrun our cost estimates. In addition, these contracts may be terminated or reduced in scope either immediately or upon notice. Cancellations may occur for a variety of reasons, including often upon the discretion of the customer. The loss, reduction in scope or delay of a large contract or the loss or delay of multiple contracts could materially adversely affect our business, although our contracts frequently entitle us to receive the costs of winding down the terminated projects, as well as all fees earned by us up to the time of termination. Some contracts also entitle us to a termination fee.

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

Contaminations typically require cleaning up, renovating, disinfecting, retesting and restarting. This clean-up results in inventory loss, clean-up and start-up costs, and reduced sales as a result of lost customer orders and credits for prior shipments. In addition, contaminations expose us to risks that customers will request compensation for damages in excess of our contractual indemnification requirements. These contaminations are unanticipated and difficult to predict and could adversely impact our financial results. We have made significant capital expenditures designed to strengthen our biosecurity and have significantly improved our operating procedures to protect against such contaminations, however, contaminations may still occur.

Our business is subject to risks relating to operating internationally.

A significant part of our net sales is derived from operations outside the United States. Our international revenues, which include revenues from our non-U.S. subsidiaries, represented 50.2% of our total net sales in 2006, 49.8% of our total net sales in 2005, and 31.6% in 2004. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. There are a number of risks associated with our international business, including:

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

•       potential trade restrictions, exchange controls and legal restrictions on the repatriation of funds into the United States;

•       difficulties and costs associated with staffing and managing foreign operations, including risks of violations of local laws or the U.S. Foreign Corrupt Practices Act by employees oversees or the OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions;

•       unexpected changes in regulatory requirements;

•       the difficulties of compliance with a wide variety of foreign laws and regulations;

•       unfavorable labor regulations in foreign jurisdictions;

•       longer accounts receivable cycles in certain foreign countries; and

•       import and export licensing requirements.

In particular with respect to our operations in Canada and the United Kingdom, significant amounts of revenues and expenses are recorded in local (non-U.S.) currency. Our financial statements are presented in U.S. dollars. Accordingly, changes in currency exchange rates, particularly between the pound sterling, the Canadian dollar, the European Euro and the U.S. dollar, will cause fluctuations in our reported financial results, which could be material. In addition, our contracts with foreign customers are frequently denominated in currencies other than the currency in which we incur expenses related to those contracts. This is particularly the case with respect to our Canadian operations, where contracts generally provide for invoicing clients in U.S. dollars but its expenses are generally incurred in Canadian dollars. Where expenses are incurred in currencies other than those in which contracts are priced, fluctuations in the relative value of those currencies could have a material adverse effect on our results of operations.

Negative attention from special interest groups may impair our business.

The products and services which we provide our customers are essential to the drug discovery and development process, and are almost universally mandated by law. Notwithstanding, certain special interests groups categorically object to the use of animals for valid research purposes. Historically, our core research model activities with rats, mice and other rodents have not been the subject of significant animal rights media attention. However, research activities with animals have been the subject of adverse attention, impacting the industry. This has included occasional, but infrequent, on-site demonstrations at facilities operated by us. Any negative attention or threats directed against our animal research activities in the future could impair our ability to operate our business efficiently. In addition, if regulatory authorities were to mandate a significant reduction in safety testing procedures which utilize laboratory animals (as has been advocated by certain groups), our business could be materially adversely affected.

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

To support our customers’ growing demand for drug discovery and development services, including increased strategic focus on outsourcing services and programs, we are engaged in a substantial capacity expansion program, with $182 million spent on capital expenditures in 2006 and another $200—$225 million allocated for capital expenditures in 2007. Included in our 2007 capital plan are the following: our new U.S. Preclinical Services facility in Nevada at which we expect to begin phased-in occupancy in mid-Summer 2007, expansions at our Ohio and Edinburgh Preclinical facilities, and an expansion of our RMS California capabilities (approximately half of which is scheduled to open in the second quarter of 2007). We cannot assure you that any or all of these facilities, or any particular phase of such facilities, will be constructed on the anticipated timetable or on budget. Any material delay in bringing these facilities on-line, or substantial increase in costs to complete these facilities, could materially and adversely affect us.

Any failure by us to comply with existing regulations could harm our reputation and operating results.

Any failure on our part to comply with existing regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. This could harm our reputation, our prospects for future work and our operating results. For example, if we were to fail to verify that informed consent is obtained from participants in connection with a particular Phase I clinical trial, the data collected from that trial could be disqualified and we might be required to redo the trial at no further cost to our customer, but at substantial cost to us. Furthermore, the issuance of a notice of observations or a warning from the FDA based on a finding of a material violation by us of good clinical practice, good laboratory practice or good manufacturing practice requirements could materially and adversely affect us.

The drug discovery and development services industry is highly competitive.

The drug discovery and development services industry is highly competitive. We often compete for business not only with other drug discovery and development companies, but also with internal discovery and development departments within our clients, who are often large pharmaceutical and biotechnology companies with greater resources than ours. We also compete with universities and teaching hospitals. We compete on a variety of factors, including:

•       reputation for on-time quality performance and regulatory compliance;

•       expertise and experience in specific areas;

•       scope of service and product offerings;

•       strengths in various geographic markets;

•       price;

•       technological expertise and efficient drug development processes;

•       quality of facilities;

•       ability to acquire, process, analyze and report data in an accurate manner;

•       ability to manage clinical trials both domestically and internationally; and

•       size.

If we do not compete successfully, our business will suffer. Increased competition might lead to price and other concessions that might adversely affect our operating results. The drug discovery and development services industry has continued to see a trend towards consolidation, particularly among the biotechnology companies. If this trend continues, it is likely to produce more competition among the larger companies and contract research organizations generally for both clients and acquisition candidates. In addition, small, limited-service entities considering entering the contract research organization industry will continue to find few barriers to entry, thus further increasing possible competition. These competitive pressures may affect the attractiveness of our services and could adversely affect our financial results.

We could be adversely affected by tax law changes in the United Kingdom or Canada.

We have substantial operations in the United Kingdom and Canada which currently benefit from favorable corporate tax arrangements. We receive substantial tax credits in Canada from both the Canadian federal and Quebec governments and benefits from tax credits and accelerated tax depreciation allowances in the United Kingdom. Any reduction in the availability or amount of these tax credits or allowances would be likely to have a material adverse effect on profits and cash flow from either or both of our Canadian and United Kingdom operations, and on our effective tax rate.

Impairment of goodwill may adversely impact future results of operations.

We accounted for our acquisition of Inveresk as a purchase under accounting principles generally accepted in the United States. Under the purchase method of accounting, the assets and liabilities of Inveresk, including identifiable intangible assets, have been recorded at their respective fair values as of the date the acquisition was completed. The excess of the purchase price over the fair value of acquired net assets and liabilities was recorded as goodwill. As a result of our acquisitions, we have recorded $1.1 billion of goodwill and other intangible assets.

During fiscal 2006, we sold our Phase II-IV Clinical Services business segment, which we had acquired in the Inveresk transaction, for approximately $215 million in cash as part of a portfolio realignment which would allow us to capitalize on our core competencies. Accordingly, during 2006 we performed a goodwill impairment test for the Clinical Services business segment and determined that the book carrying value of goodwill assigned to our Clinical Services business segment exceeded its implied fair value. We therefore recorded a $129.2 million charge to write-down the value of this goodwill.

The remaining goodwill will not be amortized, but will be reviewed for impairment by us at least annually. If the future growth and operating results of the acquired businesses are not as strong as anticipated, goodwill may be impaired. To the extent goodwill is impaired, its carrying value will be written down to its implied fair value and a charge will be made to our earnings. Such an impairment charge could materially and adversely affect our operating results and financial condition.

Contract research services create a risk of liability.

In contracting to work on drug development trials, as a contract research organization we face a range of potential liabilities which may include:

•       errors or omissions in reporting of study detail in preclinical or Phase I clinical studies that may lead to inaccurate reports, which may potentially advance studies absent the necessary support;

•       litigation risk, including resulting from our errors or omissions, associated with the possibility that the drugs of our clients that were included in drug development trials we participated in may cause illness, personal injury or have other negative side effects to clinical study participants or other persons (including death);

•       general risks associated with operating a Phase I business, including negative consequences from the administration of drugs to clinical trial participants or the professional malpractice of Phase I medical care providers;

•       risks associated with our possible failure to properly care for our customers’ property, such as research models and samples, while in our possession;

•       risks that models in our breeding facilities may be infected with diseases that may be harmful and even lethal to themselves or humans despite preventive measures contained in our company policies for the quarantine and handling of imported animals; and

•       errors and omissions during a trial that may undermine the usefulness of a trial or data from the trial.

We attempt to mitigate these risks through a variety of methods. Nonetheless, it is impossible to completely eradicate such risks.

In our RMS business, we mitigate these risks to the best of our abilities through our regiment of animal testing, quarantine, and veterinary staff vigilance, through which we seek to control the exposure of animal related disease or infections.

In our Preclinical businesses, we attempt to reduce these risks by contract provisions entitling us to be indemnified or entitling us to a limitation of liability; insurance maintained by our clients, investigators, and by us; and various regulatory requirements we must follow in connection with our business.

In both our RMS and Preclinical Services businesses, contractual indemnifications generally do not protect us against liability arising from certain of our own actions, such as negligence or misconduct. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim which is not covered by a contractual indemnification provision or in the event that a party who must indemnify us does not fulfill its indemnification obligations or which is beyond the level of our insurance coverage. Furthermore, there can be no assurance that we will be able to maintain such insurance coverage on terms acceptable to us.

If we are unable to attract suitable participants for our clinical trials, our business might suffer.

The clinical research studies we run rely upon the ready accessibility and willing participation of subjects. Participants generally include people from the communities in which the studies are conducted, including our Phase I clinics in Edinburgh, Scotland and Tacoma, Washington, which to date has provided a substantial pool of potential subjects for research studies. Our Phase I clinical research activities could be adversely affected if we were unable to attract suitable and willing participants on a consistent basis.

New technologies may be developed, validated and increasingly used in biomedical research that could reduce demand for some of our products and services.

For many years, groups within the scientific and research communities have attempted to develop models, methods and systems that would replace or supplement the use of living animals as test subjects in biomedical research. Some companies have developed techniques in these areas, including vaccine development, that may have scientific merit. It is our strategy to participate in some fashion with any non-animal test method as it becomes validated as a research model alternative or adjunct in our markets. However, we may not be successful in commercializing these methods if developed, and sales or profits from these methods may not offset reduced sales or profits from research models. Alternative research methods could decrease the need for research models, and we may not be able to develop new products effectively or in a timely manner to replace any lost sales.

The drug discovery and development industry has a history of patent and other intellectual property litigation, and we might be involved in costly intellectual property lawsuits.

The drug discovery and development industry has a history of patent and other intellectual property litigation and these lawsuits will likely continue. Accordingly, we face potential patent infringement suits by companies that have patents for similar products and methods used in business or other suits alleging infringement of their intellectual property rights. Legal proceedings relating to intellectual property could be expensive, take significant time and divert management’s attention from other business concerns, whether we win or lose. If we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, including treble damages, and we could be required to stop the infringing activity or obtain a license to use technology on unfavorable terms.

Our debt level could adversely affect our business and growth prospects.

At December 30, 2006, we had approximately $572.1 million of debt. This debt could have significant adverse effects on our business, including making it more difficult for us to obtain additional financing on favorable terms; requiring us to dedicate a substantial portion of our cash flows from operations to the repayment of debt and the interest on this debt; limiting our ability to capitalize on significant business opportunities; and making us more vulnerable to rising interest rates.

If we are not successful in selecting and integrating the businesses and technologies we acquire, our business may suffer.

During the past six years, we have expanded our business through several acquisitions. We plan to continue to acquire businesses and technologies and form alliances. However, businesses and technologies may not be available on terms and conditions we find acceptable. We risk spending time and money investigating and negotiating with potential acquisition or alliance partners, but not completing the transaction. Even if completed, acquisitions and alliances involve numerous risks which may include:

•       difficulties and expenses incurred in assimilating and integrating operations, services, products or technologies;

•       difficulties in developing and operating new businesses, including diversion of management’s attention from other business concerns;

•       potential losses resulting from undiscovered liabilities of acquired companies that are not covered by the indemnification we may obtain from the seller;

•       risks of not being able to overcome differences in foreign business practices, language and other cultural barriers in connection with the acquisition of foreign companies;

•       the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies; and

•       difficulties in achieving business and financial success.

In the event that an acquired business or technology or an alliance does not meet our expectations, our results of operations may be adversely affected.

We could experience a breach of the confidentiality of the information we hold or of the security of our computer systems.

We operate large and complex computer systems that contain significant amounts of customer data. As a routine element of our business, we collect, analyze and retain substantial amounts of data pertaining to the preclinical and the clinical studies we conduct for our customers. Unauthorized third parties could attempt to gain entry to such computer systems for the purpose of stealing data or disrupting the systems. We believe that we have taken adequate measures to protect them from intrusion, but in the event that our efforts are unsuccessful we could suffer significant harm. Our contracts with our customers typically contain provisions that require us to keep confidential the information generated from these studies. In the event the confidentiality of such information was compromised, we could suffer significant harm.

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which would harm our business.

Our success depends to a significant extent on the continued services of our senior management and other members of management. James C. Foster, our Chief Executive Officer since 1992 and Chairman since 2000, has held various positions with us for 30 years. We have no employment agreement with Mr. Foster or other members of our management. If Mr. Foster or other members of management do not continue in their present positions, our business may suffer.

Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical and managerial personnel. While we have an excellent record of employee retention, there is still strong competition for qualified personnel in the veterinary, pharmaceutical and biotechnology fields. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, could harm our business.

Our quarterly operating results may vary, which could negatively affect the market price of our common stock.

Our results of operations in any quarter may vary from quarter to quarter and are influenced by such factors as the number and scope of ongoing customer engagements, the commencement, postponement, completion or cancellation of customer contracts in the quarter, changes in the mix of our products and services, the extent of cost overruns, holiday patterns of our customers, budget cycles of our customers, and exchange rate fluctuations. We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. Nonetheless, fluctuations in our quarterly operating results could negatively affect the market price of our common stock

Item 1B.               Unresolved Staff Comments

There are no unresolved comments to be reported in response to Item 1B.

Item 2.                        Properties

We own and lease our facilities. We own large facilities (over 50,000 square feet) for our PCS businesses in the United States, Canada, Scotland and Ireland, and lease large facilities in the United States and Canada. We have recently brought a new U.S. Preclinical Service facility online in Massachusetts and will bring another one in Nevada online in 2007. We own large RMS facilities in the United Kingdom, France, Germany, Japan, Mexico, Canada and the United States. None of our leases are individually material to our business operations and many have an option to renew. We believe that we will be able to successfully renew expiring leases on terms satisfactory to us. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed. For additional information see Note 7 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

Item 3.                        Legal Proceedings

We are not a party to any material legal proceedings, other than ordinary routine litigation incidental to our business that is not material to our business or financial condition.

Item 4.                        Submission of Matters to a Vote of Security Holders

Not applicable.

Supplementary Item. Executive Officers of the Registrant (pursuant to Instruction 3 to Item 401(b) of Regulation S-K).

Below are the names, ages and principal occupations for the last five years of each our current executive officers. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Joanne P. Acford, age 51, joined us in 2004 as Corporate Senior Vice President, General Counsel and Corporate Secretary. Prior to joining us, Ms. Acford held a number of positions over 20 years at John Hancock Financial Services, Inc., most recently as Senior Vice President and Deputy General Counsel. Previously, Ms. Acford was an associate in the Corporate Department at Hale and Dorr.

Thomas F. Ackerman, age 52, joined us in 1988 with over eleven years of combined public accounting and international finance experience. He was named Controller, North America in 1992 and became our Vice President and Chief Financial Officer in 1996. In 1999, he was named a Senior Vice President and in 2005 he was named a Corporate Executive Vice President. He is currently responsible for overseeing our Accounting and Finance Department and several other corporate staff departments. Prior to joining us, Mr. Ackerman was an accountant at Arthur Andersen & Co.

Christophe Berthoux, age 44, rejoined us in February 2005 as General Manager of our clinical services business. Following the sale of our Phase II-IV clinical services business in August 2006, Dr. Berthoux was named Corporate Senior Vice President, U.S. Research Models and Services and In Vitro Products and Services. Previously, from 1990 to early 2004, Dr. Berthoux held a variety of managerial positions with the Company, including Corporate Vice President and head of European Research Models and Services.

David J. Elliott, age 49, joined us in October 2005 as Corporate Vice President, Corporate Controller. Prior to joining us, Mr. Elliott was Corporate Controller for Cabot Corporation. Prior to Cabot, he had over twenty years of diverse, financial experience with large, multinational companies in the chemical industry. He is responsible for the corporate accounting and purchasing functions and oversees all accounting and control activities globally.

John C. Ho, age 47, joined us in January 2006 as Corporate Senior Vice President, Corporate Strategy. Dr. Ho has over 17 years experience serving pharmaceutical, biotech, medical device and provider organizations in a variety of capacities including corporate and M&A strategy formulation, product commercialization, investment decision-making, process reengineering and organizational redesign. Prior to joining us, Dr. Ho was a partner in Accenture’s Health and Life Sciences Practice, where he led the Preclinical Development and the Medical Device Practices, and before that he was a member of the Life Science Industry Group of Pittiglio Rabin Todd & McGrath.

James C. Foster, age 56, joined us in 1976 as General Counsel. Over the past 30 years, Mr. Foster has held various staff and managerial positions, and was named our President in 1991, Chief Executive Officer in 1992 and our Chairman in 2000.

Nancy A. Gillett, age 51, joined us in 1999 with the acquisition of Sierra Biomedical. Dr. Gillett has 21 years of experience as an ACVP board certified pathologist and scientific manager. In 1999, she became Senior Vice President and General Manager of our Sierra Biomedical division, and subsequently held a variety of managerial positions, including President and General Manager of Sierra Biomedical and Corporate Vice President and General Manager of Drug Discovery and Development (the predecessor to our Preclinical Services business segment). In 2004, Dr. Gillett was named Corporate Senior Vice President and President, Global Preclinical Services, and in 2006 she became a Corporate Executive Vice President.

David P. Johst, age 45, joined us in 1991 as Corporate Counsel and was named Vice President, Human Resources in 1995. He became Vice President, Human Resources and Administration in 1996, a Senior Vice President in 1999, and a Corporate Executive Vice President in 2005. He currently serves as the Company’s Chief Administrative Officer and is responsible for overseeing our Human Resources department, our Consulting and Staffing Services business unit and several other corporate staff departments. Prior to joining the Company, Mr. Johst was an attorney in the Corporate Department at Hale and Dorr.

Real H. Renaud, age 59, joined us in 1964 and has over 40 years of research models production and related management experience. In 1986, Mr. Renaud became Vice President of Production, with responsibility for overseeing the Company’s North American small animal operations, and was named Vice President, Worldwide Production in 1990. Mr. Renaud became Vice President and General Manager, European and North American Animal Operations in 1996, following a two-year European assignment during which he provided direct oversight to our European operations. In 1999, he became a Senior Vice President and in 2003, Mr. Renaud became Executive Vice President and General Manager, Global Research Models and Services.

Nicholas Ventresca, age 46, joined us in March 2006 as Corporate Senior Vice President, Information Technology and Chief Information Officer. Prior to joining us, Mr. Ventresca was Vice President in Business Technology for Pfizer, Inc, and previously he served in a number of senior information technology positions for multi-international organizations, including Warner-Lambert’s Schick & Wilkinson Sword group and Pepsi-Cola International. He is responsible for establishing our global information technology strategies, and developing and maintaining our information technology systems and operational plans.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities

Our common stock began trading on the New York Stock Exchange on June 23, 2000 under the symbol “CRL.” The following table sets forth for the periods indicated below the high and low sales prices for our common stock.

2007	High	Low
First quarter (through February 15, 2007)	$47.64	$42.71

2006	High	Low
First quarter	$51.50	$41.99
Second quarter	49.95	36.30
Third quarter	43.46	33.73
Fourth quarter	45.34	41.00

2005	High	Low
First quarter	$51.64	$43.99
Second quarter	49.52	45.16
Third quarter	53.09	42.80
Fourth quarter	46.00	40.50

Except as disclosed in a current report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2006 with respect the Company’s sale of 2.25% convertible senior notes due 2013, there were no equity securities that were not registered under the Securities Act of 1933, as amended, sold by the Company during the fiscal year ended December 30, 2006.

Shareholders

As of February 15, 2007, there were approximately 555 registered shareholders of the outstanding shares of common stock.

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

Issuer Purchases of Equity Securities

The following table provides information relating to the Company’s purchases of shares of its common stock during the quarter ended December 30, 2006.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate $ Yet to be Purchased
Oct. 1, 2006 – Oct. 28, 2006	288	$43.41	0	$38,628,392.34
Oct. 29, 2006 – Nov. 25, 2006	540	$42.92	0	$38,628,392.34
Nov. 26, 2006 – Dec. 30, 2006	76,953	$43.10	76,900	$35,311,507.48
Total	77,781		76,900

On July 27, 2005, the Board of Directors authorized a share repurchase program to acquire up to $50.0 million of common stock. On October 26, 2005, the Board of Directors authorized increasing the share repurchase program by $50.0 million to a total of $100.0 million. On May 9, 2006, the Board of Directors authorized an additional increase of the Company’s share repurchase program by $200.0 million to acquire up to a total of $300.0 million of common stock. The program does not have a fixed expiration date.

During the quarter ended December 30, 2006, the Company repurchased 76,900 shares of common stock for approximately $3.3 million. The timing and amount of any future repurchases will depend on market conditions and corporate considerations. Additionally, the Company’s 2000 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, during the quarter ended December 30, 2006, the Company acquired 881 shares as a result of such withholdings.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of December 30, 2006, the number of options issued under the Company’s stock option plans and the number of options available for future issuance under these plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders:
Charles River 2000 Incentive Plan	4,694,635	$39.14	2,515,342
Charles River 1999 Management Incentive Plan	340,342	$7.99	15,617
Charles River 2000 Directors Stock Plan	12,900	$33.70	4,000
Inveresk 2002 Stock Option Plan	344,736	$28.87	—
Inveresk 2002 Non-Employee Directors Stock Option Plan	—	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	5,392,613	$36.50	2,534,959

Item 6.                        Selected Consolidated Financial Data

The following table presents our selected consolidated financial data and other data as of and for the fiscal years ended December 30, 2006, December 31, 2005, December 25, 2004, December 27, 2003 and December 28, 2002. The Statement of Income Data and Other Data for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004, and the Balance Sheet Data at December 30, 2006 and December 31, 2005 have been derived from the audited consolidated financial statements for such years, included elsewhere in this Form 10-K. The Statement of Income Data and Other Data for the fiscal years ended December 27, 2003 and December 28, 2002 and the Balance Sheet Data at December 25, 2004, December 27, 2003, and December 28, 2002 have been derived from the audited consolidated financial statements for such years not included in this Form 10-K. During 2006, we sold Phase II-IV of the Clinical business and made a decision to close our Interventional and Surgical Services (ISS) business. Accordingly, the results of these businesses are disclosed as discontinued operations, less applicable income taxes (benefit), and are reported as a separate component in the accompanying statement of income for the current and prior periods. In addition, assets and liabilities of discontinued businesses have been reclassified in the balance sheets of periods ended prior to 2006. You should read the selected consolidated financial data contained in this table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes.

	Fiscal Year(1)
	2006	2005	2004	2003	2002
	(dollars in thousands)
Statement of Income Data:
Net sales	$1,058,385	$993,328	$724,221	$599,495	$553,223
Cost of products sold and services provided	651,778	603,624	435,499	368,665	343,153
Selling, general and administrative expenses	180,795	157,999	116,879	88,800	83,368
Other operating expenses, net	—	—	—	747	—
Amortization of goodwill and intangibles	37,639	47,011	13,857	4,865	3,403
Operating income	188,173	184,694	157,986	136,418	123,299
Interest income	6,836	3,695	3,262	1,775	2,120
Interest expense	(19,426)	(24,324)	(11,718)	(8,480)	(11,205)
Loss on debt retirement	—	—	—	—	(29,882)
Other, net	981	(177)	937	784	1,222
Income before income taxes, minority interests and earnings from equity investments	176,564	163,888	150,467	130,497	85,554
Provision for income taxes	49,738	16,261	60,159	50,230	32,324
Income before minority interests and earnings from equity investments	126,826	147,627	90,308	80,267	53,230
Minority interests	(1,605)	(1,838)	(1,577)	(1,416)	(2,784)
Earnings from equity investments	—	—	—	—	316
Income from continuing operations	125,221	145,789	$88,731	$78,851	$50,762
Income (loss) from discontinued businesses, net of tax	(181,004)	(3,790)	1,061	1,300	(630)
Net income (loss)	$(55,783)	$141,999	$89,792	$80,151	$50,132
Common Share Data:
Basic earnings (loss)
Continuing operations	$1.82	$2.09	$1.79	$1.73	$1.14
Discontinued operations	$(2.63)	$(0.05)	$0.02	$0.03	$(0.01)
Net income (loss)	$(0.81)	$2.04	$1.81	$1.76	$1.12
Diluted earnings (loss)
Continuing operations	$1.79	$2.02	$1.65	$1.61	$1.07
Discontinued operations	$(2.59)	$(0.05)	$0.02	$0.03	$(0.01)
Net income (loss)	$(0.80)	$1.96	$1.68	$1.64	$1.06
Other Data:
Depreciation and amortization	$82,586	$87,935	$42,063	$29,564	$23,986
Capital expenditures	181,747	94,520	44,735	32,704	37,543
Balance Sheet Data (at end of period):
Cash and cash equivalents	$175,380	$114,821	$207,566	$182,331	$122,509
Working capital	241,762	107,910	161,191	256,537	164,723
Goodwill, net	1,119,309	1,097,590	1,102,511	105,308	96,532
Total assets	2,557,544	2,538,209	2,626,835	799,554	701,344
Total debt	572,054	296,090	686,844	186,002	195,818
Total shareholders’ equity	1,595,211	1,827,013	1,472,505	464,623	357,376

(1)             Our fiscal year consists of 12 months ending on the last Saturday on, or prior to, December 31.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Continuing Operations

We are a leading global provider of solutions that advance the drug discovery and development process, including research models and associated services and outsourced preclinical services, which include Phase I clinical services. We partner with global pharmaceutical companies, a wide range of biotechnology companies, as well as government agencies, leading hospitals and academic institutions throughout the world in order to bring drugs to market faster and more efficiently. Our wide array of tools and services enables our customers to reduce costs, increase speed and enhance their productivity and effectiveness in drug discovery and development. We currently operate over 80 facilities in 15 countries worldwide.

We have been in business for 60 years. We have built upon our core competency of laboratory animal medicine and science (research model technologies) to develop a diverse and growing portfolio of services which address drug discovery and development in the preclinical arena, including Phase I clinical studies.

We report two segments: Research Models and Services (RMS) and Preclinical Services (PCS), which reflect the manner in which our operating units are managed. When we divested the Clinical Phase II-IV business in the third quarter of 2006 we retained our Phase I Clinical Services business as an integral strategic component of our service offerings which enables us to support our customers’ preclinical efforts through early-stage clinical trials. The Phase I Clinical Services results are included in the PCS segment.

Our sales growth in 2006 was driven by spending by major pharmaceuticals, biotechnology companies and academic institutions on our global products and services, which aid in their development of new drugs and products. This growth in revenues was partially offset by customer focus on cost-savings. Future drivers for our business as a whole are primarily expected to emerge from our customers’ continued growing demand for drug discovery and development services, including increased strategic focus on outsourcing which should drive future sales of services.

We expect our continuing capacity expansion program to position us to take advantage of these long-term opportunities. In 2006 we began major construction at our preclinical sites in Massachusetts and Nevada, which are planned to open in early and mid-2007, respectively. Other significant projects include expanding our California RMS capabilities, building of a facility in Maryland which will support the National Cancer Institute (NCI) contract we were awarded in late 2006 as well as additional RMS capacity, and additional Preclinical capacity in Ohio and Scotland. Our capital expenditures of over $180 million in 2006, and our planned capital expenditures in the range of $200 million to $225 million in 2007, reflect our ongoing commitment to this strategy.

In addition to internally generated organic growth, our business strategy includes strategic “bolt-on” acquisitions that complement our business and increase the rate of our growth, as reflected in our acquisition in late 2006 of Northwest Kinetics, a Phase I clinical services business, to augment our existing European Phase I clinic in Edinburgh, Scotland.

Our overall results for 2006 were significantly affected by the implementation of SFAS 123(R) (expensing of stock options), which we adopted on a modified prospective application transition method in the first quarter of 2006. The additional cost associated with stock option expense was $11.7 million.

Total net sales in 2006 were $1.1 billion, an increase of 6.5% over the same period last year. The sales increase was due primarily to increased customer demand and higher pricing. The effect of foreign currency translation was negligible. Our gross margin decreased to 38.4% of net sales, compared to 39.2%

of net sales for 2005, due primarily to stock compensation expense and lower margins in the RMS segment. Stock compensation expense for 2006 is set forth in the following chart:

Stock Option Expense

	RMS	Preclinical	Unallocated Corporate Overhead	Total
	(in thousands)
Cost of goods	$1,728	$2,307	$—	$4,035
Selling, general and administrative expenses	1,073	1,552	5,052	7,677
Total	$2,801	$3,859	$5,052	$11,712

Restricted Stock Expense and Inveresk Stock Compensation Expense

	RMS	Preclinical	Unallocated Corporate Overhead	Total
	(in thousands)
Cost of goods	$1,108	$1,797	$—	$2,905
Selling, general and administrative expenses	823	1,754	3,955	6,532
Total	$1,931	$3,551	$3,955	$9,437

Total Stock Compensation Expense

	RMS	Preclinical	Unallocated Corporate Overhead	Total
	(in thousands)
Cost of goods	$2,836	$4,104	$—	$6,940
Selling, general and administrative expenses	1,896	3,306	9,007	14,209
Total	$4,732	$7,410	$9,007	$21,149

Operating income for the year was $188.2 million compared to $184.7 million for 2005. The operating margin was 17.8% compared to 18.6% for the prior year. Our 2006 operating margin rate was unfavorably impacted by $11.7 million (1.1%) due to the additional cost associated with expensing stock options under SFAS 123R, although the negative effect was partially offset by improved margins in the PCS business.

Net income from continuing operations was $125.2 million in 2006 compared to $145.8 million in 2005. Diluted earnings per share from continuing operations for 2006 were $1.79 compared to $2.02 in 2005.

Our RMS segment, which represented 48.7% of net sales in 2006, includes sales of research models, transgenic services, laboratory services, preconditioning services, consulting and staffing services, vaccine support and in vitro technology (primarily endotoxin testing). Net sales for this segment increased 2.4% compared to 2005, due to increased research model production and in vitro sales, partially offset by lower large model and transgenic sales as well as reduced spending by certain of our large pharmaceutical customers. Unfavorable foreign currency translation decreased the net sales gain by 0.4%. We experienced declines in both the RMS gross margin and operating margin, (to 41.6% from 42.8%, and to 28.7% from 31.8%, respectively), mainly due to the impact of stock option expense and the impact of lower large model and transgenic sales. During 2006, we began construction to expand capacity in our Northern California production facility to meet our West Coast customers’ increased need for models, preconditioning services and value-added model characterization services for their drug discovery and development efforts. We expect to begin production in approximately one-half of this addition in the second quarter of 2007. Preconditioning services presents a significant opportunity for future growth, therefore, we intend to dedicate space at our major breeding facilities over the next few years to support our customers’ expected increased use of outsourced preconditioning services.

Our Preclinical Services segment, which represented 51.3% of net sales in 2006, includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical, bioanalysis, pharmacokinetics and drug metabolism services as well as Phase I clinical trials. Sales for this segment increased 10.9% over 2005. We experienced favorable market conditions as demand for toxicology services particularly remained strong. Unfavorable foreign currency decreased sales growth by 0.7%. The gross margin for Preclinical Services remained essentially flat at 35.4% in 2006, due primarily to the negative impact of the stock compensation expense offset by increased capacity utilization. The operating margin increased to 15.2% of net sales compared to 13.9% of net sales in 2005 due mainly to lower amortization expense, which was partially offset by the stock compensation expense. We expect to see increasing levels of customer demand in certain of our development services businesses, particularly large model, reproductive and inhalation toxicology. We continue to focus on meeting the growing demand for our preclinical services and increased outsourcing trends through our expansion program. In 2006 we began major construction at our preclinical sites in Massachusetts and Nevada, which are planned to open in early and mid-2007, respectively. In addition, in 2007, we plan construction on new capacity in Edinburgh, Scotland and Ohio which we expect will be online in 2008.

Discontinued Operations

Our former Phase II-IV Clinical Services and our Interventional and Surgical Services (ISS) businesses are reported as discontinued operations. Our historical information has been reclassified to reflect discontinued operations.

During fiscal 2006, the Company initiated actions to sell and sold Phase II-IV of our clinical business. Accordingly, management performed appropriate goodwill impairment and asset impairment tests for the Clinical business segment. As a result, we recorded charges of $129.2 million to write down the value of the goodwill associated with the Clinical business. Additionally, the Company made a decision to close its ISS business, which was formerly included in the PCS segment.

Net income (loss) from discontinued operations for 2006 was $(181.0) million which included the goodwill impairment of $129.2 million, the tax expense of $37.8 million related to the sale of the Phase II-IV Clinical business as well as results from our ISS business.

Net Income

Net income (loss) for 2006 was $(55.8) million compared to $142.0 million in 2005.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the consolidated financial statements of Charles River Laboratories International, Inc. which have been prepared in accordance with accounting principles generally accepted in the United States. Management believes the following critical accounting policies are most affected by significant judgments and estimates used in the preparation of our consolidated financial statements. The following summary should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K. We believe the following critical accounting policies and estimates reflect our more significant judgments and estimates than usual in the preparation of our consolidated financial statement:

•       Goodwill and other intangible assets;

•       Revenue recognition;

•       Pension plan accounting; and

•       Income taxes and deferred tax assets.

Goodwill, Other Intangible Assets.   We have intangible assets, including goodwill and other identifiable finite and indefinite-lived acquired intangibles on our balance sheet due to the acquisition of businesses we acquired. The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition require significant management judgments and estimates. These estimates are made based on, among others, input from an accredited valuation consultant, reviews of projected future income cash flows and statutory regulations. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our goodwill and other intangible assets, and potentially result in a different impact to our results of operations.

We perform an annual review of goodwill to determine if an impairment exists. Goodwill is considered impaired if we determine that the carrying value of the reporting unit exceeds its fair value. Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of the net assets of our reporting units. Our evaluation includes management estimates of cash flow projections based on an internal strategic review. Key assumptions, strategies, opportunities and risks from this strategic review along with a market evaluation are the basis for our assessment. Our market capitalization was also compared to the discounted cash flow analysis. We performed annual impairment tests in 2006 and concluded the goodwill and other indefinite-lived intangible asset balances were not impaired. As of December 30, 2006, we had recorded goodwill and other intangibles of $1.3 billion in the consolidated balance sheet. The results of this year’s impairment review is as of a point in time and changes in future business strategy or market conditions could significantly impact the assumptions used in calculating the fair value of these assets in subsequent years.

Revenue Recognition.   We recognize revenue on product and services sales. We record product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Recognition of service revenue is primarily based on the completion of agreed-upon service procedures including rate specified contracts and fixed fee contracts. Revenue of agreed-upon rate contracts is recognized as services are performed, based on rates specified in the contract. Revenue of fixed fee contracts is recognized as services are performed in relation to estimated costs to complete procedures specified by the customers in the form of study protocols. Our fixed fee service contracts, which are utilized mainly in our Preclinical segment, vary in term from a few days to greater than a year, with the majority of such contracts having a term of less than six months. On a monthly basis, management reviews the costs incurred and services provided to date on these contracts in relation to the total estimated effort to complete the contract. As a result of the monthly reviews, revisions in estimated effort to complete the contract are reflected in the period in which the change became known. These judgments and estimates are not expected to result in a change that would materially effect our reported results. In some cases, a portion of the contract fee is paid at the time the study is initiated. These advances are deferred and recognized as revenue as services are performed. Conversely, in some cases, revenue is recorded based on the level of service performed in advance of billing the customer with the offset to unbilled receivable. As of December 30, 2006, we had recorded unbilled revenue of $49.4 million and deferred revenue of $93.2 million in our consolidated balance sheet based on the difference between the estimated level of services performed and the billing arrangements defined by our service contracts.

Pension Plan Accounting.   As of December 30, 2006, we had a pension liability of $49.6 million. The actuarial computations require the use of assumptions to estimate the total benefits ultimately payable to employees and allocate this cost to the service periods. The key assumptions include the discount rate, the expected return on plan assets and expected future rate of salary increases. In addition, our actuaries determine the expense or liability of the plan using other assumptions for future experiences such as withdrawal and mortality rate. The key assumptions used to calculate pension costs are determined and reviewed annually by management after consulting with outside investment advisors and actuaries. The assumed discount rate, which is intended to be the actual rate at which benefits could effectively be settled, is adjusted based on the change in the long-term bond yield as of the measurement date. As of December 30, 2006 the weighted average discount rate for our pension plans was 4.95%.

The assumed expected return on plan assets is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants. This includes considering the assets allocation and expected returns likely to be earned over the life of the plan. If the actual return is different from the assumed expected return in plan assets, the difference would be amortized over a period of approximately 15 to 20 years. During 2006, based on our most recent analysis of historical and projected returns, we lowered our expected return on plan assets resulting in a weighted average return of 6.58% from 7.28%. The estimated effect of a 1.0% change in the expected rate of return would increase or decrease pension expense by $1.6 million annually.

Income Taxes and Deferred Tax Assets.   As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure and assessing temporary and permanent differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. In certain cases, we must assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our financial position or results of operations.

As of December 30, 2006, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $215.9 million. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. taxes and withholding taxes payable to the various foreign countries. It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

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

Segment Operations

The following tables show the net sales and the percentage contribution of each of our reportable segments for the past three years. They also show cost of products sold and services provided, selling, general and administrative expenses, amortization of goodwill and intangibles and operating income by segment and as percentages of their respective segment net sales.

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
	(dollars in millions)
Net sales:
Research models and services	$515.0	$503.2	$476.7
Preclinical services	543.4	490.2	247.6
Cost of products sold and services provided:
Research models and services	$300.9	$287.6	$269.8
Preclinical services	350.9	316.0	165.7
Selling, general and administrative expenses:
Research models and services	$65.9	$55.5	$54.1
Preclinical services	73.0	59.5	35.8
Unallocated corporate overhead	41.9	43.0	27.0
Amortization of other intangibles:
Research models and services	$0.5	$0.3	$0.2
Preclinical services	37.2	46.7	13.7
Operating income:
Research models and services	$147.8	$159.8	$152.6
Preclinical services	82.3	67.9	32.4
Unallocated corporate overhead	(41.9)	(43.0)	(27.0)

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Net sales:
Research models and services	48.7%	50.6%	65.8%
Preclinical services	51.3%	49.4%	34.2%
Cost of products sold and services provided:
Research models and services	58.4%	57.2%	56.6%
Preclinical services	64.6%	64.5%	66.9%
Selling, general and administrative expenses:
Research models and services	12.8%	11.0%	11.3%
Preclinical services	13.4%	12.1%	14.5%
Unallocated corporate overhead	—	—	—
Amortization of other intangibles:
Research models and services	0.1%	0.1%	—
Preclinical services	6.8%	9.5%	5.5%
Operating income:
Research models and services	28.7%	31.8%	32.0%
Preclinical services	15.1%	13.9%	13.1%
Unallocated corporate overhead	(4.0)%	(4.3)%	(3.7)%

In our consolidated statements of income, we provide a breakdown of net sales and cost of sales between net products and services. Such information is reported irrespective of the business segment from which the sales were generated.

Results of Operations

The following table summarizes historical results of operations as a percentage of net sales for the periods shown:

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Net sales	100.0%	100.0%	100.0%
Cost of products sold and services provided	61.6%	60.8%	60.1%
Selling, general and administrative expenses	17.1%	15.9%	16.1%
Amortization of other intangibles	3.6%	4.7%	1.9%
Operating Income	17.8%	18.6%	21.8%
Interest income	0.6%	0.4%	0.5%
Interest expense	1.8%	2.4%	1.6%
Provision for income taxes	4.7%	1.6%	8.3%
Minority interests	0.2%	0.2%	0.2%
Income from continuing operations	11.8%	14.7%	12.2%

Fiscal 2006 Compared to Fiscal 2005

Net Sales.   Net sales in 2006 were $1,058.4 million, an increase of $65.1 million, or 6.5%, from $993.3 million in 2005.

Research Models and Services.   In 2006, net sales from our RMS segment were $515.0 million, an increase of $11.8 million, or 2.4%, from $503.2 million in 2005. Unfavorable foreign currency translation reduced our net sales gain by 0.4%. RMS sales increased due to pricing and unit volume increases in both models and services. The RMS sales growth was driven by increases in basic research and biotechnology spending, which drove greater demand for our products and services, partially offset by continued slowdown in the transgenic services business and lower large model sales.

Preclinical Services.   In 2006, net sales from our Preclinical Services segment were $543.4 million, an increase of $53.2 million, or 10.9%, compared to $490.2 million in 2005. The increase was primarily due to the increased customer demand for toxicology and other specialty preclinical services, reflecting increased drug development efforts and customer outsourcing. Favorable foreign currency increased sales growth by 0.7%.

Cost of Products Sold and Services Provided.   Cost of products sold and services provided in 2006 was $651.8 million, an increase of $48.2 million, or 8.0%, from $603.6 million in 2005. Cost of products sold and services provided in 2006 was 61.6% of net sales, compared to 60.8% in 2005 due to stock compensation expense and higher costs in RMS.

Research Models and Services.   Cost of products sold and services provided for RMS in 2006 was $300.9 million, an increase of $13.3 million, or 4.6%, compared to $287.6 million in 2005. Cost of products sold and services provided in 2006 increased to 58.4% of net sales compared to 57.2% of net sales in 2005. The continued slowdown in the transgenic services business, lower large model sales, lower research model sales mainly in Japan, stock compensation expense, second quarter cost-saving initiatives which included the shutdown of two small vaccine sites and higher delivery costs all adversely impacted the cost of products sold and services provided as a percent of sales.

Preclinical Services.   Cost of products sold and services provided for the Preclinical Services segment in 2006 was $350.9 million, an increase of $34.9 million, or 11.0%, compared to $316.0 million in 2005. Cost of products sold and services provided as a percentage of net sales was 64.6% in 2006, compared to 64.5% in 2005. The increase in cost of products sold and services provided as a percentage of net sales was primarily due to stock compensation expense partially offset by improved capacity utilization resulting from the increased sales of services.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses in 2006 were $180.8 million, an increase of $22.8 million, or 14.4%, from $158.0 million in 2005. Selling, general and administrative expenses in 2006 were 17.1% of net sales compared to 15.9% of net sales in 2005. The increase as a percent of sales was due primarily to the impact of stock compensation expense.

Research Models and Services.   Selling, general and administrative expenses for RMS in 2006 were $65.9 million, an increase of $10.4 million, or 18.7%, compared to $55.5 million in 2005. Selling, general and administrative expenses increased slightly as a percentage of sales to 12.8% in 2006 from 11.0% in 2005 due mainly to stock compensation expense.

Preclinical Services.   Selling, general and administrative expenses for the Preclinical Services segment in 2006 were $73.0 million, an increase of $13.5 million, or 22.7%, compared to $59.5 million in 2005. Selling, general and administrative expenses in 2006 increased to 13.4% of net sales, compared to 12.1% of net sales in 2005. The increase in selling, general and administrative expenses as a percent of sales in 2006 was due primarily to the increased stock compensation expense.

Unallocated Corporate Overhead.   Unallocated corporate overhead, which consists of various corporate expenses including those associated with pension, executive salaries and departments such as corporate accounting, legal and investor relations, was $41.9 million in 2006, compared to $43.0 million in 2005. The decrease in unallocated corporate overhead in 2006 was due to reduced restricted stock compensation expense.

Amortization of Other Intangibles.   Amortization of other intangibles in 2006 was $37.6 million, a decrease of $9.4 million, from $47.0 million in 2005. The decreased amortization was primarily due to reduced amortization related to the acquisition of Inveresk.

Research Models and Services.   In 2006, amortization of other intangibles for our RMS segment was $0.5 million, an increase of $0.2 million from $0.3 million in 2005.

Preclinical Services.   In 2006, amortization of other intangibles for our Preclinical Services segment was $37.2 million, a decrease of $9.5 million from $46.7 million in 2005. The decrease in amortization of other intangibles was primarily due to reduced amortization related to the Inveresk acquisition.

Operating Income.   Operating income in 2006 was $188.2 million, an increase of $3.5 million, or 1.9%, from $184.7 million in 2005. Operating income in 2006 was 17.8% of net sales, compared to 18.6% of net sales in 2005. The decrease as a percent of sales was due primarily to stock compensation expense.

Research Models and Services.   In 2006, operating income for our RMS segment was $147.8 million, an decrease of $12.0 million, or 7.5%, from $159.8 million in 2005. Operating income as a percentage of net sales in 2006 was 28.7%, compared to 31.8% in 2005. The decrease in operating income as a percent to sales was primarily due to increase in cost of products sold and services provided due to stock compensation expense, the slowdown in the Transgenic Services business and lower large model sales.

Preclinical Services.   In 2006, operating income for our Preclinical Services segment was $82.3 million, an increase of $14.4 million, or 21.2%, from $67.9 million in 2005. Operating income as a percentage of net sales increased to 15.1%, compared to 13.9% of net sales in 2005. The increase in operating income as a percentage of net sales was primarily due to higher sales which resulted in improved operating efficiency and lower amortization costs, partially offset by stock compensation expense and cost-saving initiatives.

Interest Expense.   Interest expense in 2006 was $19.4 million, compared to $24.3 million in 2005. The $4.9 million decrease was primarily due to debt repayment.

Income Taxes.   Income tax expense for 2006 was $49.7 million an increase of $33.4 million compared to $16.3 million in 2005. The increase was primarily attributable to the one time 2005 net benefit of $28.3 million or 17.3%, from the effects of a distribution under the AJCA of $24.1 million and the 2005 change of the Company’s assertion with respect to the remaining Inveresk pre-acquisition earnings of $29.2 million, offset by the 2005 tax charge related to the Company’s restructuring of its UK operations as a part of the plan of distribution of $23.1 million and a charge of $1.9 million related to the write off of deferred tax assets.

Income from Continuing Operations.   Income from continuing operations in 2006 was $125.2 million, a decrease of $20.6 million from $145.8 million in 2005.

Income (Loss) from Discontinued Operations.   The loss from discontinued operations was $(181.0) million due mainly to the goodwill impairment in the first quarter.

Net Income (Loss).   Net income (loss) in 2006 was $(55.8) million compared to $142.0 in 2005.

Fiscal 2005 Compared to Fiscal 2004

Net Sales.   Net sales in 2005 were $993.3 million, an increase of $269.1 million, or 37.2%, from $724.2 million in 2004.

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

Preclinical Services.   In 2005, net sales from our Preclinical Services segment were $490.2 million, an increase of $242.6 million, or 98.0%, compared to $247.6 million in 2004. The increase was primarily due to the acquisition of Inveresk in October 2004 and the increased customer demand for toxicology and other preclinical services partially offset by the negative impact of softness in our interventional and surgical services and biopharmaceutical services businesses. Our Preclinical Services business benefited from the growth of the preclinical market reflecting increased drug development efforts and outsourcing trends. Foreign currency unfavorably impacted the sales growth rate by less than 0.4%.

Cost of Products Sold and Services Provided.   Cost of products sold and services provided in 2005 was $603.6 million, an increase of $168.1 million, or 38.6%, from $435.5 million in 2004. Cost of products sold and services provided in 2005 was 60.8% of net sales, compared to 60.1% in 2004.

Research Models and Services.   Cost of products sold and services provided for RMS in 2005 was $287.6 million, an increase of $17.8 million, or 6.6%, compared to $269.8 million in 2004. Cost of products sold and services provided in 2005 increased to 57.2% of net sales compared to 56.6% of net sales in 2004. The increase in cost of products sold and services provided as a percentage of net sales was primarily due to the slow down in the transgenic services sales and higher fuel costs.

Preclinical Services.   Cost of products sold and services provided for the Preclinical Services segment in 2005 was $316.0 million, an increase of $150.3 million, or 90.7%, compared to $165.7 million in 2004. Cost of products sold and services provided as a percentage of net sales was 64.5% in 2005, compared to 66.9% in 2004. The decrease in cost of products sold and services provided as a percentage of net sales was primarily due to improved capacity utilization from the increased sales of services along with select pricing increases.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses in 2005 were $158.0 million, an increase of $41.1 million, or 35.2%, from $116.9 million in 2004. Selling, general and administrative expenses in 2005 were 15.9% of net sales compared to 16.1% of net sales in 2004. The increase in selling general and administrative expenses was due primarily to the impact of our restricted stock grant in 2005, other stock-based compensation and a charge for the acceleration of stock options of $1.6 million.

Research Models and Services.   Selling, general and administrative expenses for RMS in 2005 were $55.5 million, an increase of $1.4 million, or 2.6%, compared to $54.1 million in 2004. Selling, general and administrative expenses decreased slightly as a percentage of sales to 11.0% in 2005 from 11.3% in 2004.

Preclinical Services.   Selling, general and administrative expenses for the Preclinical Services segment in 2005 were $59.5 million, an increase of $23.7 million, or 66.2%, compared to $35.8 million in 2004. Selling, general and administrative expenses in 2005 decreased to 12.1% of net sales, compared to 14.5% of net sales in 2004. The decrease in selling, general and administrative expenses as a percent of sales in 2005 was due primarily to the increased sales.

Unallocated Corporate Overhead.   Unallocated corporate overhead, which consists of various corporate expenses including those associated with pension, executive salaries and departments such as corporate accounting, legal and investor relations, was $43.0 million in 2005, compared to $27.0 million in

2004. The substantial increase in unallocated corporate overhead in 2005 was due to our restricted stock compensation, Inveresk related stock based compensation and professional fees associated with the repatriation.

Amortization of Other Intangibles.   Amortization of other intangibles in 2005 was $47.0 million, an increase of $33.1 million, from $13.9 million in 2004. The increased amortization was primarily due to the acquisition of Inveresk.

Research Models and Services.   In 2005, amortization of other intangibles for our RMS segment was $0.3 million, an increase of $0.1 million from $0.2 million in 2004.

Preclinical Services.   In 2005, amortization of other intangibles for our Preclinical Services segment was $46.7 million, an increase of $33.0 million from $13.7 million in 2004. The increase in amortization of other intangibles was primarily due to the full-year effect of the Inveresk acquisition.

Operating Income.   Operating income in 2005 was $184.7 million, an increase of $26.7 million, or 16.9%, from $158.0 million in 2004. Operating income in 2005 was 18.6% of net sales, compared to 21.8% of net sales in 2004. The decrease as a percent of sales was due primarily to the unfavorable impact of amortization of intangibles and the stock-based compensation in both cases relating to our acquisition of Inveresk as well as the increased mix of preclinical services in our overall business.

Research Models and Services.   In 2005, operating income for our RMS segment was $159.8 million, an increase of $7.2 million, or 4.7%, from $152.6 million in 2004. Operating income as a percentage of net sales in 2005 was 31.8%, compared to 32.0% in 2004. The decrease in operating income as a percent to sales was primarily due to the increase in cost of products sold and services provided due to the slowdown in Transgenic Services.

Preclinical Services.   In 2005, operating income for our Preclinical Services segment was $67.9 million, an increase of $35.5 million from $32.4 million in 2004. Operating income as a percentage of sales increased to 13.9%, compared to 13.1% of net sales in 2004. The increase in operating income as a percent of sales in 2005 was primarily due to greater efficiencies in cost of products sold and services provided and particularly global toxicology sales offset by Inveresk amortization.

Interest Expense.   Interest expense in 2005 was $24.3 million, compared to $11.7 million in 2004. The $12.6 million increase was primarily due to the increased borrowing as a result of the Inveresk acquisition.

Income Taxes.   Income tax expense for 2005 was $16.3 million or 9.9%, a decrease of $43.9 million compared to $60.2 million or 40.0% in 2004. The decrease was primarily attributable to a net benefit of $28.3 million or 17.3% from the effects of a distribution under the AJCA of $24.1 million, the change of the Company’s assertion with respect to the remaining Inveresk pre-acquisition earnings of $29.2 million, offset by a tax charge related to the Company’s restructuring of its UK operations as a part of the plan of distribution of $23.1 million and a charge of $1.9 million related to the write off of deferred tax assets. The Company’s 2005 income tax expense also reflects a full year tax benefit from tax credits and enhanced deductions in Canada and the United Kingdom from research and development spending of $12.0 million or 7.3%.

Income from Continuing Operations.   Income from continuing operations in 2005 was $145.8 million, an increase of $57.1 million from $88.7 million in 2004.

Income (Loss) from Discontinued Operations.   Income (loss) from discontinued operations of $(3.8) million in 2005 compared to $1.1 million in 2004.

Net Income.   Net income in 2005 was $142.0 million compared to $89.8 million in 2004.

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

On July 31, 2006, we amended and restated our then-existing credit agreement to reduce the current interest rate, modify certain restrictive covenants and extend the term. The now $428.0 million credit agreement provides for a $156.0 million U.S. term loan facility, a $200.0 million U.S. revolving facility, a C$57.8 million term loan facility and a C$12.0 million revolving facility for a Canadian subsidiary, and a GBP 6.0 million revolving facility for a U.K. subsidiary (the $428.0 million credit agreement). The $156.0 million term loan facility matures in 20 quarterly installments with the last installment due June 30, 2011. The $200.0 million U.S. revolving facility matures on July 31, 2011 and requires no scheduled payment before that date. Under specified circumstances, the $200.0 million U.S. revolving facility may be increased by $100.0 million. The Canadian term loan is repayable in full by June 30, 2011 and requires no scheduled prepayment before that date. The Canadian and UK revolving facilities mature on July 31, 2011 and require no scheduled prepayment before that date. The interest rate applicable to the Canadian term loan and the Canadian and U.K. revolving loans under the credit agreement is the adjusted LIBOR rate in its relevant currency plus an interest rate margin based upon our leverage ratio. The interest rates applicable to term loans and revolving loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio. Based on our leverage ratio, the margin range for LIBOR based loans is 0.625% to 0.875%. The interest rate margin was 0.75% as of December 30, 2006. The Company has pledged the stock of certain subsidiaries as well as certain U.S. assets as security for the $428.0 million credit agreement. The $428.0 million credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. The Company had $5.4 million and $5.0 million outstanding under letters of credit as of December 30, 2006 and December 31, 2005, respectively.

As of December 30, 2006, there was no outstanding balance on the revolving facility.

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

As of December 30, 2006, the entire balance of the $50.0 million credit agreement was outstanding.

On June 12, 2006, we issued $350.0 million aggregate principal amount of convertible senior subordinated notes (the 2013 Notes) in a private placement with net proceeds to the Company of $343.0 million. The 2013 Notes bear interest at 2.25% per annum, payable semi-annually, and mature on June 15, 2013. The 2013 Notes are convertible into cash and shares of common stock (or, at the Company’s election, cash in lieu of some or all of such common stock) based on an initial conversion rate, subject to adjustment, of 20.4337 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of $48.94 per share).

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

Separately and concurrently with the pricing of the 2013 Notes, we issued warrants for approximately 7.2 million shares of our common stock. The warrants give the holders the right to receive, for no additional consideration, cash or shares (at our option) with a value equal to the appreciation in the price of our shares above $59.925, and expire between September 13, 2013 and January 22, 2014 over 90 equal increments. The total proceeds from the issuance of the warrants were $65.4 million.

From an economic perspective, the cumulative impact of the purchase of the convertible note hedges and the sale of the warrants increases the effective conversion price of the 2013 Notes from $48.94 to $59.25 per share.

In August 2006 we entered into an Accelerated Stock Repurchase (ASR) program with a third-party investment bank. In connection with this ASR program, we initially purchased 1,787,706 shares of stock at a cost of $75 million. In conjunction with the ASR, we also entered into a cashless collar with a forward floor price of $37.9576 per share of our common stock (95% of the initial price of $39.9554, the market price of our common stock on August 23, 2006) and a forward cap price of $41.9532 per share of our common stock (105% of the initial price). The final number of shares repurchased under the ASR program was 1,787,706 and was determined by taking the average volume weighted average price of our common stock for 65 trading days which resulted in a final share price of $42.6503 per share. Since the final share price of $42.6503 was above the cap price of $41.9532, there was no adjustment to the final number of shares repurchased.

In November 2006 the Company entered into a new Rule 10b5-1 Stock Purchase Plan with a third-party investment bank for the remaining $38.6 million authorized under our share repurchase program.

Cash and cash equivalents totaled $175.4 million at December 30, 2006, compared to $114.8 million at December 31, 2005.

Net cash provided by operating activities in 2006 and 2005 was $176.0 million and $216.8 million, respectively. The decrease in cash provided by operations was primarily due to changes in accounts receivable and deferred income. Our days sales outstanding increased to 39 days as of December 30, 2006, from 33 days as of December 31, 2005 due mainly to reduced deferred revenue. Our days sales outstanding includes deferred revenue as an offset to accounts receivable in the calculation.

Net cash used in investing activities in 2006 and 2005 was $297.4 million and $113.0 million, respectively. Our capital expenditures in 2006 were $181.7 million of which $27.0 million was related to RMS and $154.7 million to Preclinical Services. For 2007, we project capital expenditures to be in the range of $200 - $225 million. We anticipate that future capital expenditures will be funded by operating activities and existing credit facilities.

Net cash provided by financing activities in 2006 was $5.6 million and cash used in financing activities in 2005 was $195.2 million. During 2006, we received proceeds of $440.3 million of long-term debt partially offset by our purchase of $250.0 million of treasury stock and our repayment of debt of $170.9 million. During 2005, we repaid $337.3 million of our debt partially offset by additional borrowing of $133.7 million.

Minimum future payments of our contractual obligations at December 30, 2006 are as follows:

Contractual Obligations	Total	Less than 1 Year	1 — 3 Years	3 — 5 Years	After 5 Years
Debt	$572.0	$25.0	$69.0	$93.0	$385.0
Interest payments	91.9	20.9	38.3	32.7	—
Operating leases	55.0	19.2	23.4	7.7	4.7
Pension	50.0	7.8	15.6	15.6	11.0
Total contractual cash obligations	$768.9	$72.9	$146.3	$149.0	$400.7

Off-Balance Sheet Arrangements

The conversion features of our 2013 Notes are equity-linked derivatives. As such, we recognize these instruments as off-balance sheet arrangements. The conversion features associated with these notes would be accounted for as derivative instruments, except that they are indexed to our common stock and classified in stockholders’ equity. Therefore, these instruments meet the scope of exception of paragraph 11(a) of SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities,” and are accordingly not accounted for as derivatives for purposes of SFAS No. 133.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out framework for measuring fair value and expands on required disclosures about fair value measurements. SFAS 157 is effective for us on January 1, 2008 and will be applied prospectively. The provisions of SFAS 157 are not expected to have a material impact on our consolidated financial statements.

We adopted the recognition and disclosure requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” as of December 30, 2006. This statement requires employers that sponsor defined benefit plans to recognize the funded status of a benefit plan on its balance sheet; recognize gains, losses and prior service costs or credits that arise during the period that are not recognized as components of net periodic benefit cost as a component of other comprehensive income, net of tax; measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We have applied the provisions of SAB 108 in the third quarter of 2006 which had an immaterial impact on selling, general and administrative expense and tax expense which resulted in a positive impact of $0.01 on our earnings per share in the statement of operations.

The Financial Accounting Standards Board (“FASB”) has issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have evaluated the interpretation and have determined the impact of FIN 48 will not have a significant impact on our consolidated financial results.

Item 7A.                Quantitative and Qualitative Disclosure About Market Risk

Certain of our financial instruments are subject to market risks, including interest rate risk and foreign currency exchange rates. We generally do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk

The fair value of our marketable securities is subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 100 basis points from levels at December 30, 2006, then the fair value of the portfolio would decline by approximately $0.3 million.

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

During 2006, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on customer transactions and certain balance sheet items. No material, foreign exchange contracts were outstanding on December 30, 2006.

Item 8.                        Financial Statements and Supplementary Data

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

The Company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 30, 2006. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on this assessment, management concluded that, as of December 30, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated within their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Charles River Laboratories International, Inc.:

We have completed integrated audits of Charles River Laboratories International, Inc’s consolidated financial statements and of its internal control over financial reporting as of December 30, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Charles River Laboratories International, Inc. and its subsidiaries at December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for share-based payments on January 1, 2006. In addition, as discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other post retirement obligations as of December 30, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 27, 2007

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Net sales related to products	$374,832	$364,303	$339,993
Net sales related to services	683,553	629,025	384,228
Net sales	1,058,385	993,328	724,221
Costs and expenses
Cost of products sold	211,008	199,517	185,428
Cost of services provided	440,770	404,107	250,071
Selling, general and administrative	180,795	157,999	116,879
Amortization of other intangibles	37,639	47,011	13,857
Operating income	188,173	184,694	157,986
Other income (expense)
Interest income	6,836	3,695	3,262
Interest expense	(19,426)	(24,324)	(11,718)
Other, net	981	(177)	937
Income before income taxes and minority interests	176,564	163,888	150,467
Provision for income taxes	49,738	16,261	60,159
Income before minority interests	126,826	147,627	90,308
Minority interests	(1,605)	(1,838)	(1,577)
Income from continuing operations	125,221	145,789	88,731
Income (loss) from discontinued businesses, net of tax	(181,004)	(3,790)	1,061
Net income (loss)	$(55,783)	$141,999	$89,792
Earnings (loss) per common share
Basic:
Continuing operations	$1.82	$2.09	$1.79
Discontinued operations	$(2.63)	$(0.05)	$0.02
Net income	$(0.81)	$2.04	$1.81
Diluted:
Continuing operations	$1.79	$2.02	$1.65
Discontinued operations	$(2.59)	$(0.05)	$0.02
Net income	$(0.80)	$1.96	$1.68

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$175,380	$114,821
Trade receivables, net	202,658	171,259
Inventories	72,362	65,128
Other current assets	44,363	26,858
Current assets of discontinued operations	6,330	41,256
Total current assets	501,093	419,322
Property, plant and equipment, net	534,745	387,501
Goodwill, net	1,119,309	1,097,590
Other intangibles, net	160,204	175,021
Deferred tax asset	107,498	68,046
Other assets	133,944	34,709
Long term assets of discontinued operations	751	356,020
Total assets	$2,557,544	$2,538,209
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt and capital lease obligations	$24,977	$36,263
Accounts payable	28,223	28,727
Accrued compensation	41,651	38,238
Deferred revenue	93,197	95,564
Accrued liabilities	41,991	38,625
Other current liabilities	25,625	43,581
Current liabilities of discontinued operations	3,667	30,414
Total current liabilities	259,331	311,412
Long-term debt and capital lease obligations	547,084	259,902
Other long-term liabilities	146,695	116,503
Long term liabilities of discontinued operations	—	13,661
Total liabilities	953,110	701,478
Commitments and contingencies
Minority interests	9,223	9,718
Shareholders’ equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 73,416,303 issued and 66,919,634 shares outstanding at December 30, 2006 and 72,361,666 shares issued and 71,955,491 outstanding at December 31, 2005	734	724
Capital in excess of par value	1,818,138	1,777,625
Accumulated earnings	23,123	78,906
Treasury stock, at cost, 6,496,669 shares and 406,175 shares at December 30, 2006 and December 31, 2005, respectively	(267,955)	(17,997)
Unearned compensation	—	(20,785)
Accumulated other comprehensive income	21,171	8,540
Total shareholders’ equity	1,595,211	1,827,013
Total liabilities and shareholders’ equity	$2,557,544	$2,538,209

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Cash flows relating to operating activities
Net income (loss)	$(55,783)	$141,999	$89,792
Less: Income (loss) from discontinued operations	(181,004)	(3,790)	1,061
Income from continuing operations	125,221	145,789	88,731
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	82,586	87,935	42,063
Impairment charge	2,774	—	2,956
Amortization of debt issuance costs and discounts	2,499	2,135	1,642
Amortization of premiums on marketable securities	45	47	225
Provision for doubtful accounts	4	16	762
Minority interests	1,605	1,838	1,577
Deferred income taxes	4,035	(39,230)	8,018
Loss on disposal of property, plant, and equipment	1,242	236	460
Non-cash compensation	21,090	16,974	3,815
Net purchases, proceeds and gains on trading securities	(6,510)	—	—
Tax benefit from exercise of stock options	—	8,767	13,804
Changes in assets and liabilities:
Trade receivables	(18,961)	(14,315)	(8,568)
Inventories	(6,475)	(5,918)	(6,103)
Other current assets	(8,024)	3,455	(3,246)
Other assets	(11,115)	(241)	(1,466)
Accounts payable	(2,586)	2,248	(79)
Accrued compensation	(414)	(2,798)	1,960
Deferred revenue	(2,967)	6,159	25,342
Accrued liabilities	(8,493)	(5,158)	(6,792)
Other current liabilities	(15,141)	20,525	11,691
Other long-term liabilities	15,558	(11,680)	3,287
Net cash provided by operating activities	175,973	216,784	180,079
Cash flows relating to investing activities
Acquisition of businesses, net of cash acquired	(30,862)	(3,400)	(571,992)
Capital expenditures	(181,747)	(94,520)	(44,735)
Purchases of marketable securities	(207,900)	(15,580)	(16,689)
Proceeds from sales of property, plant and equipment	130	132	1,427
Proceeds from sale of marketable securities	122,981	405	32,621
Net cash used in investing activities	(297,398)	(112,963)	(599,368)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	440,300	133,700	594,000
Payments on long-term debt, capital lease obligation and revolving credit agreement	(170,842)	(337,305)	(173,862)
Purchase of call option	(98,110)	—	—
Proceeds from exercises of warrants	79	1,136	—
Proceeds from issuance of warrants	65,423	—	—
Proceeds from exercises of employee stock options	22,821	25,987	26,554
Excess tax benefit from exercises of employee stock options	6,540	—	—
Dividends paid to minority interests	(1,916)	(1,400)	(2,112)
Purchase of treasury stock	(249,958)	(17,997)	—
Payment of deferred financing costs	(8,769)	639	(7,449)
Net cash provided by (used in) financing activities	5,568	(195,240)	437,131
Discontinued operations
Net cash provided by operating activities	(11,603)	17,764	4,750
Net cash provided by (used in) investing activities	189,406	(1,030)	(601)
Net cash used in financing activities	(182)	(182)	(185)
Net cash provided by discontinued operations	177,621	16,552	3,964
Effect of exchange rate changes on cash and cash equivalents	(1,205)	(17,878)	3,429
Net change in cash and cash equivalents	60,559	(92,745)	25,235
Cash and cash equivalents, beginning of period	114,821	207,566	182,331
Cash and cash equivalents, end of period	175,380	114,821	207,566
Supplemental cash flow information
Cash paid for interest	$22,992	$21,776	$6,994
Cash paid for taxes	$93,109	$10,074	$36,302
Supplemental non-cash investing activities information
Issuance of common stock related to the Inveresk acquisition	—	—	841,042
Conversion of senior convertible debenture to common stock	$—	$198,020	$—
Capitalized interest	$4,107	$810	$—

See Notes to Consolidated Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Total	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Treasury Stock	Unearned Compensation
Balance at December 27, 2003	$464,623	$(152,885)	$9,254	$458	$609,781	$—	$(1,985)
Components of comprehensive income, net of tax:
Net income	$89,792	$89,792	$—	$—	$—	$—	$—
Foreign currency translation adjustment	19,960	—	19,960	—	—	—	—
Minimum pension liability adjustment	(1,475)	—	(1,475)	—	—	—	—
Unrealized gain on marketable securities	(46)	—	(46)	—
Total comprehensive income	108,231	—	—	—	—	—	—
Issuance of common stock related to acquisition	841,042	—	—	185	840,857	—	—
Fair value of stock option exchange related to acquisition	30,350	—	—	—	41,694	—	(11,344)
Transaction cost related to acquisition	(10,122)	—	—	—	(10,122)	—	—
Exercise of stock options	26,554	—	—	15	26,539	—	—
Tax benefit from exercise of stock options	8,011	—	—	—	8,011	—	—
Issuance of restricted stock to employees	—	—	—	—	1,513	—	(1,513)
Performance based compensation	581	—	—	—	581	—	—
Amortization of unearned compensation	3,235	—	—	—	—	—	3,235
Balance at December 25, 2004	$1,472,505	$(63,093)	$27,693	$658	$1,518,854	$—	$(11,607)
Components of comprehensive income, net of tax:
Net income	$141,999	$141,999	$	$	$	$	$
Foreign currency translation adjustment	(19,444)	—	(19,444)	—	—	—	—
Minimum pension liability adjustment	331	—	331	—	—	—	—
Unrealized gain on marketable securities	(40)	—	(40)	—	—	—	—
Unrealized gain on hedging activities	—	—	—	—	—	—	—
Total comprehensive income	122,846	—	—	—	—	—	—
Exercise of stock options	25,987	—	—	11	25,976	—	—
Acceleration of stock options	1,556	—	—	—	1,556	—	—
Tax benefit from exercise of stock options	7,597	—	—	—	7,597	—	—
Exercise of warrants	1,136	—	—	2	1,134	—	—
Issuance of restricted stock to employees	—	—	—	5	24,591	—	(24,596)
Amortization of unearned compensation	15,418	—	—	—	—	—	15,418
Performance based compensation	(55)	—	—	—	(55)	—	—
Purchase of treasury shares	(17,997)	—	—	—	—	(17,997)	—
Conversion of convertible debentures	198,020	—	—	48	197,972	—	—
Balance at December 31, 2005	$1,827,013	$78,906	$8,540	$724	$1,777,625	$(17,997)	$(20,785)
Components of comprehensive income, net of tax:
Net (loss)	$(55,783)	$(55,783)	$—	$—	$—	$—	$—
Foreign currency translation adjustment	12,335	—	12,335	—	—	—	—
Minimum pension liability adjustment	(195)	—	(195)	—	—	—	—
Unrealized gain on marketable securities	11	—	11	—	—	—	—
Total comprehensive income	(43,632)	—	—	—	—	—	—
Adjustment to initially apply SFAS No. 158, net of tax	480	—	480	—	—	—	—
Tax benefit associated with stock issued under employee compensation plans	5,714	—	—	—	5,714	—	—
Exercise of warrants	79	—	—	—	79	—	—
Issuance of stock under employee compensation plans	22,821	—	—	10	22,811	—	—
Acquisition of treasury shares	(249,958)					(249,958)
Stock-based compensation	22,392				22,392
Performance based compensation	(526)				(526)
Purchase of hedge on convertible debt	(98,110)				(98,110)
Issuance of warrants	65,423				65,423
Deferred tax assets	43,515				43,515
Reversal of unearned compensation upon adoption of SFAS No. 123(R)					(20,785)		20,785
Balance at December 30, 2006	$1,595,211	$23,123	$21,171	$734	$1,818,138	$(267,955)	$—

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1.   Description of Business and Summary of Significant Accounting Policies

Description of Business

Charles River Laboratories International, Inc. (together with its subsidiaries, the Company) is a leading global provider of solutions that advance the drug discovery and development process including research models and associated services, and outsourced preclinical services which includes Phase I clinical services. The Company’s fiscal year is the twelve-month period ending the last Saturday in December.

Principles of Consolidation

The consolidated financial statements include all majority-owned subsidiaries. Intercompany accounts, transactions and profits are eliminated. Results for two majority-owned subsidiaries are recorded on a one-month lag basis. There were no material transactions or events for these subsidiaries between the reporting date and December 30, 2006.

Reclassifications

Certain reclassifications have been made to prior year statements to conform to the current year presentation. These reclassifications have no impact on period reported net income or cash flow.

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

The composition of net trade receivables is as follows:

	December 30, 2006	December 31, 2005
Customer receivables	$156,411	$133,436
Unbilled revenue	49,356	40,102
Total	205,767	173,538
Less allowance for doubtful accounts	(3,109)	(2,279)
Net trade receivables	$202,658	$171,259

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

Marketable Securities

The Company accounts for its investment in marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments in marketable securities are reported at fair value and consist of corporate debt securities and government securities and obligations which are classified as securities available for sale and mutual funds which are classified as actively traded.

Realized gains and losses on securities are included in earnings and are determined using the specific identification method. Unrealized holding gains and losses on securities classified as available for sale, are excluded from earnings and are reported in accumulated other comprehensive income, net of related tax effects. Unrealized gains and losses on actively traded securities are included in earnings. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income.

Inventories

Inventories are stated at the lower of cost, determined principally on the average cost method, or market. The determination of market value involves assessment of numerous factors, including costs to dispose of inventory and estimated selling price. Inventory costs for small models are based upon the actual average cost to produce specific models and strains. Costs for large models are accumulated in inventory by specific model. Inventory costs for both small and large models are charged to cost of sales in the period the models are sold. Reserves are recorded to reduce the carrying value for inventory determined damaged, obsolete or otherwise unsaleable.

The composition of inventories is as follows:

	December 30, 2006	December 31, 2005
Raw materials and supplies	$11,715	$10,948
Work in process	6,107	5,615
Finished products	54,540	48,565
Inventories	$72,362	$65,128

Other Current Assets

Other current assets consist of assets the Company intends to settle within the next twelve months.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

1.   Description of Business and Summary of Significant Accounting Policies (Continued)

	December 30, 2006	December 31, 2005
Prepaid assets	$19,686	$10,883
Deferred tax asset	10,176	3,668
Prepaid income tax	7,051	10,630
Marketable securities	7,450	1,677
Other current assets	$44,363	$26,858

Property, Plant and Equipment

Property, plant and equipment, including improvements that significantly add to productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed as incurred. The Company capitalizes interest on certain construction projects which amounted to $4,107 in 2006 and $810 in 2005. No interest was capitalized in 2004. Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: buildings, 20 to 40 years; machinery and equipment, 2 to 20 years; furniture and fixtures, 5 to 7 years; vehicles, 2 to 4 years; and leasehold improvements, the shorter of estimated useful life or the lease periods.

The composition of net property, plant and equipment is as follows:

	December 30, 2006	December 31, 2005
Land	$16,173	$15,411
Buildings	339,786	307,627
Machinery and equipment	280,126	245,512
Leasehold improvements	16,248	13,611
Furniture and fixtures	6,790	5,400
Vehicles	4,843	4,700
Construction in progress	186,105	62,027
Total	850,071	654,288
Less accumulated depreciation	(315,326)	(266,787)
Net property, plant and equipment	$534,745	$387,501

Depreciation expense for 2006, 2005 and 2004 was $44,947, $40,924 and $28,206, respectively.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. SFAS No. 142 requires that goodwill and indefinite-lived intangible assets are no longer amortized but are

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

1.   Description of Business and Summary of Significant Accounting Policies (Continued)

reviewed at least annually for impairment. Separate intangible assets that have finite useful lives continue to be amortized over their estimated useful lives.

The Company tests goodwill for impairment annually or whenever events or circumstances occur as required under the provisions of SFAS No. 142. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. During 2005, the Company performed its annual impairment test of goodwill and concluded there was no impairment. As a result of the decision to divest the Phase II-IV Clinical business in the first quarter of 2006, the Company preformed a goodwill impairment test assuming sale of the Phase II-IV Clinical business and recorded a goodwill impairment charge of $129,187 in discontinued operations. For the Company’s remaining goodwill, an annual impairment test was performed for 2006. No additional goodwill impairment was recorded during 2006.

Intangible assets deemed to have an indefinite life are tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset. The Company completed the annual impairment tests in 2006 and 2005 and concluded there was no impairment of identifiable intangible assets with indefinite useful lives.

Accounting for Investment in Life Insurance Contracts

The Company accounts for its investments in life insurance contracts in accordance with FASB Staff Position No. FTB 85-4, Accounting for Life Settlement Contracts by Third-Party Investors using the fair value method. Under the fair value method, the Company recognizes the initial investment at the transaction price and remeasures the investment at fair value each reporting period. Investments in life contracts are reported as part of purchases of marketable securities in the statement of cash flows. At December 30, 2006, the Company held 45 contracts with a carrying value of $14,360.

Other Assets

Other assets consist of assets that the Company does not intend to settle within the next twelve months.

The composition of other assets is as follows:

	December 30, 2006	December 31, 2005
Deferred financing costs	$11,120	$4,850
Cash surrender value of life insurance policies	14,360	7,423
Long term marketable securities	103,922	18,341
Other assets	4,542	4,095
Other assets	$133,944	$34,709

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss may be recognized when

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

1.   Description of Business and Summary of Significant Accounting Policies (Continued)

estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposal are less than its carrying amount. In such instances, additional analysis is performed and the carrying value of long-lived assets is reduced to the estimated fair value, if this is lower, as determined using an appraisal or discounted cash flows, as appropriate.

In the second quarter of 2006, taking into account the planned divestiture of the Phase II-IV Clinical business, the Company performed an impairment test on the long-lived assets of the Clinical Phase II-IV business. Based on this analysis, the Company determined that the book value of assets assigned to the Clinical Phase II-IV business exceeded its future cash flows, which included the proceeds from the sale of the business, and therefore recorded an impairment of the assets of $3,900.

Other Current Liabilities

Other current liabilities consist of liabilities the Company intends to settle within the next twelve months.

The composition of other current liabilities is as follows:

	December 30, 2006	December 31, 2005
Accrued income taxes	$23,048	$35,893
Current deferred tax liability	2,149	4,953
Accrued interest	428	2,735
Other current liabilities	$25,625	$43,581

Other Long-Term Liabilities

Other long-term liabilities consist of liabilities the Company does not intend to settle within the next twelve months.

The composition of other long-term liabilities is as follows:

	December 30, 2006	December 31, 2005
Deferred tax liability	$56,372	$39,645
Long-term pension liability	49,553	52,834
Accrued Executive Supplemental Life Insurance Retirement Plan	29,262	17,566
Other long-term liabilities	11,508	6,458
Other long-term liabilities	$146,695	$116,503

Stock-Based Compensation Plans

Prior to January 1, 2006, the Company had followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations, which resulted in accounting for grants and awards to employees at their intrinsic value in the consolidated financial statements. On January 1, 2006, the Company adopted SFAS No. 123(R) (“SFAS No. 123(R)”), “Accounting for Stock-

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

1.   Description of Business and Summary of Significant Accounting Policies (Continued)

Based Compensation,” using the modified prospective application transition method, which results in the provisions of SFAS No. 123(R) being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. Under SFAS No. 123(R), the Company is required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value, estimated in accordance with the provisions of SFAS 123(R), and for the unvested portion of all share-based payments previously granted that remain outstanding based on the grant date fair value, estimated in accordance with the original provisions of SFAS 123. The estimated fair value of the Company’s stock-based awards is expensed on a straight-line basis.

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

The Company’s service revenue is comprised of toxicology, pathology, laboratory, clinical Phase I trials, transgenic and contract staffing services and is generally evidenced by customer contracts. Toxicology services provide highly specialized studies to evaluate the safety and toxicity of new pharmaceutical compounds and materials used in medical devices. Pathology services provide the ability to identify and characterize pathologic changes within tissues and cells in determining the safety of a new compound. Laboratory services monitor and analyze health and genetics of research models used in research protocols. Clinical Phase I conducts tolerability assessments to explore human pharmacology. Transgenic services include validating, maintaining, breeding and testing research models for biomedical research activities. Contract staffing services provide management of animal care operations on behalf of government, academic, pharmaceutical and biotechnology organizations.

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

The Company’s service revenues are recognized upon the Company’s completion of the agreed upon performance criteria. These performance criteria are generally in the form of either study protocols or specified activities or procedures which the Company is engaged to perform. These performance criteria are established by the Company’s customers and do not contain acceptance provisions which are based upon the achievement of certain study or laboratory testing results. Revenue of agreed upon rate contracts is recognized as services are performed, based upon rates specified in the contract. Revenue of fixed fee

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

1.   Description of Business and Summary of Significant Accounting Policies (Continued)

contracts is recognized as services are performed in relation to estimated costs to complete procedures specified by customers in the form of study protocols.

Deferred and unbilled revenue is recognized in the consolidated balance sheets. In some cases, a portion of the contract fee is paid at the time the study is initiated. These advances are deferred and recognized as revenue as services are performed. Revenue is recognized on unbilled services and relate to amounts that are currently unbillable to the customer pursuant to contractual terms. In general, such amounts become billable in accordance with predetermined payment schedules, but recognized as revenue as services are performed.

Guarantees

The Company includes standard indemnification provisions in its customer contracts, which include standard provisions limiting the Company’s liability under such contracts, including the Company’s indemnification obligations, with certain exceptions.

Derivatives and Hedging Activities

The Company follows the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and used for hedging activities. All derivatives, whether designed for hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, all changes in the fair value of the derivative and changes in the fair value of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects earnings. The ineffective portions of both fair value and cash flow hedges are immediately recognized as earnings.

Fair Value of Financial Instruments

The carrying amounts of the Company’s significant financial instruments, which include cash equivalents, marketable securities, accounts receivable and accounts payable, approximate their fair values at December 30, 2006 and December 31, 2005. The fair value of the Company’s financing instruments was $572,054 and $296,090 based on market rates at December 30, 2006 and December 31, 2005, respectively.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

1.   Description of Business and Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are in local currency. In accordance with SFAS No. 52, “Foreign Currency Translation,” the financial statements of these subsidiaries are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and shareholders’ equity at historical exchange rates. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income in the accompanying balance sheet. Exchange gains and losses on foreign currency transactions are recorded as other income or expense. The Company recorded an exchange loss of $449 in 2006 and $1,015 in 2005 and $418 in 2004.

Comprehensive Income

The Company accounts for comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” As it relates to the Company, comprehensive income is defined as net income plus the sum of the changes in unrealized gains (losses) on available-for-sale marketable securities, unrealized gains (losses) on hedging activities, foreign currency translation adjustments and minimum pension liability adjustments (collectively, other comprehensive income) and is presented in the Consolidated Statements of Changes in Shareholders’ Equity, net of tax.

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

The Company adopted the recognition and disclosure requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” as of December 30, 2006. This statement requires employers that sponsor defined benefit plans to recognize the funded status of a benefit plan on its balance sheet; recognize gains, losses and prior service costs or credits that arise during the period that are not recognized as components of net periodic benefit cost as a component of accumulated other comprehensive income, net of tax; measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

1.   Description of Business and Summary of Significant Accounting Policies (Continued)

Restructuring Costs

The Company recognizes obligations associated with restructuring activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which generally requires a liability for costs associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. The overall purpose of the Company’s restructuring actions is to lower overall operating costs and improve profitability by reducing excess capacities. Restructuring charges are typically recorded in selling, general and administrative expenses in the period in which the plan is approved by the Company’s senior management and, where material, the Company’s Board of Directors, and when the liability is incurred.

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

Discontinued Operations

In accordance with SFAS No. 144, the results of discontinued operations, less applicable income taxes (benefit), are reported as a separate component in the accompanying statement of income for the current and prior periods. In addition, assets and liabilities of discontinued businesses have been reclassified in the balance sheets of periods ended prior to 2006. The statement of cash flows also reflects separate disclosure of cash flows pertaining to discontinued operations consistently for all periods presented.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

1.   Description of Business and Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out framework for measuring fair value and expands on required disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and will be applied prospectively. The provisions of SFAS 157 are not expected to have a material impact on the Company’s consolidated financial statements.

The Company adopted the recognition and disclosure requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” as of December 30, 2006. This statement requires employers that sponsor defined benefit plans to recognize the funded status of a benefit plan on its balance sheet; recognize gains, losses and prior service costs or credits that arise during the period that are not recognized as components of net periodic benefit cost as a component of other accumulated comprehensive income, net of tax; measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company has applied the provisions of SAB 108 in the third quarter of 2006 which had a positive impact of $0.01 on the Company’s earnings per share in the statement of operations.

The Financial Accounting Standards Board (“FASB”) has issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has  evaluated the interpretation and has determined the impact of FIN 48 will not have a significant impact on its consolidated financial results.

2.   Discontinued Operations

During the first quarter of fiscal 2006, the Company initiated actions to sell Phase II-IV of the Clinical business. On May 9, 2006, the Company announced that it entered into a definitive agreement to sell Phase II-IV of the Clinical Services business for $215,000 in cash as part of a portfolio realignment which would allow the Company to capitalize on core competencies. Accordingly, management performed a goodwill impairment test for the Clinical business segment assuming sale of the Phase II-IV business. To

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

2.   Discontinued Operations (Continued)

determine the fair value of this segment, the Company used a combination of discounted cash flow methodology for the Phase I Clinical business and expected selling price for the Phase II-IV Clinical business. Based on this analysis, it was determined that the book carrying value of goodwill assigned to the Clinical business reporting unit exceeded its implied fair value and therefore a $129,187 charge was recorded in 2006 to write-down the value of this goodwill. No additional goodwill impairment was recorded during 2006. Goodwill will continue to be re-evaluated for impairment annually, as well as when events or circumstances occur.

In addition, taking into account the planned divestiture of the Phase II-IV Clinical business, the Company performed an impairment test on the long-lived assets of the Clinical Phase II-IV business. Based on this analysis, the Company determined that the book value of assets assigned to the Clinical Phase II-IV business exceeded its future cash flows, which included the proceeds from the sale of the business, and therefore recorded an impairment of the assets of $3,900 during 2006.

During 2006, the Company also made a decision to close its Interventional and Surgical Services (ISS) business, which was formerly included in the Preclinical Services segment. The Company performed an impairment test on the long-lived assets of the ISS business and based on that analysis, it was determined that the book value of the ISS assets exceeded the future cash flows of the business. Accordingly, the Company recorded an impairment charge of $1,070 during 2006.

For the year end December 30, 2006, the discontinued businesses recorded a loss from operations of $181,004 which included a $546 loss from the sale of the Phase II-IV Clinical business. As a direct result of the sale, the Company realized a significant tax gain resulting in additional tax expense of $37,835, all of which has been paid by the end of fiscal year 2006.

The consolidated financial statements have been reclassified to segregate, as discontinued operations, the assets and liabilities, operating results and cash flows, of the businesses being discontinued for all periods presented. Operating results from discontinued operations are as follows:

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Net sales	$73,658	$128,900	$42,695
Income (loss) from operations of discontinued businesses, before income taxes	(145,613)	(3,475)	2,058
Provision for income taxes	35,391	315	997
Income (loss) from operations of discontinued businesses, net of taxes	$(181,004)	$(3,790)	$1,061

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

2.   Discontinued Operations (Continued)

Assets and liabilities of discontinued operations at December 30, 2006 and December 31, 2005 consisted of the following:

	December 30, 2006	December 31, 2005
Current assets	$6,330	$41,256
Long-term assets	751	356,020
Total assets	$7,081	$397,276

Current liabilities	$3,667	$30,414
Long-term liabilities	—	13,661
Total liabilities	$3,667	$44,075

Current assets included accounts receivable, prepaid income taxes, deferred income taxes and other current assets. Non-current assets included property, plant and equipment, goodwill and other intangible assets and deferred income taxes. Current liabilities consisted of accounts payable, deferred income and accrued expenses. Non-current liabilities consisted of lease obligations and deferred tax liabilities.

3.   Business Acquisitions

The Company acquired several businesses during the three-year period ended December 30, 2006. The results of operations of the acquired businesses are included in the accompanying consolidated financial statements from the date of acquisition. Significant acquisitions include the following:

On October 30, 2006, the Company acquired all of the capital stock of privately held Tacoma, Washington based Northwest Kinetics for $29,500 in cash. Northwest Kinetics runs clinical trials, primarily in Phase I, in a 150 bed facility with a focus on high end clinical pharmacology studies.

The final purchase price allocation associated with the Northwest Kinetics acquisition, including transaction costs of $265 incurred by the Company and net of $812 of cash acquired, is as follows:

Current assets (excluding cash)	$6,741
Property, plant and equipment	2,983
Non-current assets	100
Current liabilities	(6,378)
Non-current liabilities	(7,493)
Goodwill and other intangibles acquired	32,857
Total purchase price allocation	$28,810

In conjunction with the purchase of Northwest Kinetics, the Company utilized $2,076 of available cash to pay off Northwest Kinetics’ existing debt.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

3.   Business Acquisitions (Continued)

The breakout of goodwill and other intangibles acquired with the Northwest Kinetics acquisition was as follows:

		Weighted average amortization life (years)
Customer relationships	$13,700	12
Participant list	1,300	12
Non-compete covenants	200	5
Trademarks and trade names	40	1
Goodwill	17,617	—
Total goodwill and other intangibles	$32,857

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

3.   Business Acquisitions (Continued)

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

On August 16, 2006, the Company completed the sale of its Phase II-IV Clinical Services business which was part of the Inveresk acquisition and is reported as discontinued operations in the accompanying financial statements. See Note 2.

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

On May 1, 2006, the Company completed the sale of RVF which was part of the ISS business and is reported as discontinued operations in the accompanying financial statements. See Note 2.

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

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Net sales	$1,073,215	$1,004,194	$876,862
Operating income	186,918	183,268	150,895
Income from continuing operations	123,325	143,780	83,860
Earnings per common share
Basic	$1.79	$2.06	$1.30
Diluted	$1.76	$1.99	$1.23

Refer to Note 8 for further discussion of the method of computation of earnings per share.

4.   Impairment and Other Charges

During 2006, the Company recorded charges of $6,205 associated with actions designed to improve operating efficiency and profitability. In the RMS segment, the charges were $3,115 for closure of two small vaccine facilities and a management consolidation in the Transgenic Services business. In the PCS segment, the charges were $3,090 for headcount reductions, primarily in the Montreal facility, and closure of a small Interventional and Surgical Services operation in Ireland. Substantially all amounts have been paid as of December 30, 2006.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

5.   Marketable Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	December 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$96,976	$—	$—	$96,976
Mutual funds	5,069	101	(47)	5,123
Government securities and obligations	5,958	54	(108)	5,904
Corporate debt securities	3,392	2	(25)	3,369
	$111,395	$157	$(180)	$111,372

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$3,320	$14	$(29)	$3,305
Government securities and obligations	16,718	10	(15)	16,713
	$20,038	$24	$(44)	$20,018

Maturities of corporate debt securities and government securities and obligations classified as available for sale were as follows:

	December 30, 2006		December 31, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$7,416	$7,450	$1,687	$1,677
Due after one year through five years	103,979	103,922	18,351	18,341
	$111,395	$111,372	$20,038	$20,018

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

6.   Goodwill and Other Intangible Assets

The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	December 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$1,132,074	$(12,765)	$1,110,240	$(12,650)
Other intangible assets not subject to amortization:
Research models	3,438	—	3,438	—
Other intangible assets subject to amortization:
Backlog	54,734	(54,718)	52,402	(42,568)
Customer relationships	197,302	(47,407)	173,759	(20,775)
Customer contracts	1,655	(1,655)	1,655	(1,590)
Trademarks and trade names	3,278	(2,012)	3,914	(2,267)
Standard operating procedures	1,357	(1,263)	1,349	(1,012)
Other identifiable intangible assets	10,599	(5,104)	10,857	(4,141)
Total other intangible assets	$272,363	$(112,159)	$247,374	$(72,353)

The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

		Adjustments to Goodwill			Adjustments to Goodwill
	Balance at December 25, 2004	Acquisitions	Other	Balance at December 31, 2005	Acquisitions	Other	Balance at December 30, 2006
Research Models and Services
Gross carrying amount	$19,921	$	$(2,537)	$17,384	$	$(460)	$16,924
Accumulated amortization	(4,900)	—	178	(4,722)	—	(115)	(4,837)
Preclinical Services
Gross carrying amount	1,095,418	—	(2,562)	1,092,856	17,617	4,677	1,115,150
Accumulated amortization	(7,928)	—	—	(7,928)	—	—	(7,928)
Total
Gross carrying amount	$1,115,339	$	$(5,099)	$1,110,240	$17,617	$4,217	$1,132,074
Accumulated amortization	(12,828)	—	178	(12,650)	—	(115)	(12,765)

Amortization expense for 2006, 2005 and 2004 was $37,639, $47,011 and $13,857, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

6.   Goodwill and Other Intangible Assets (Continued)

Estimated amortization expense for each of the next five fiscal years is as follows:

2007	$30,756
2008	26,278
2009	21,851
2010	17,941
2011	14,447

7.   Long-Term Debt and Capital Lease Obligations

Long-Term Debt

On July 31, 2006, the Company amended and restated its then-existing $660,000 credit agreement to reduce the current interest rate, modify certain restrictive covenants and extend the term. The now $428,000 credit agreement provides for a $156,000 U.S. term loan facility, a $200,000 U.S. revolving facility, a C$57,800 term loan facility and a C$12,000 revolving facility for a Canadian subsidiary, and a GBP 6,000 revolving facility for a U.K. subsidiary. The $156,000 term loan facility matures in 20 quarterly installments with the last installment due June 30, 2011. The $200,000 U.S. revolving facility matures on July 31, 2011 and requires no scheduled payment before that date. Under specified circumstances, the $200,000 U.S. revolving facility may be increased by $100,000. The Canadian term loan is repayable in full by June 30, 2011 and requires no scheduled prepayment before that date. The Canadian and UK revolving facilities mature on July 31, 2011 and require no scheduled prepayment before that date. The interest rate applicable to the Canadian term loan and the Canadian and U.K. revolving loans under the credit agreement is the adjusted LIBOR rate in its relevant currency plus an interest rate margin based upon the Company’s leverage ratio. The interest rates applicable to term loans and revolving loans under the credit agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon the Company’s leverage ratio. Based on the Company’s leverage ratio, the margin range for LIBOR based loans is 0.625% to 0.875%. The interest rate margin was 0.75% as of December 30, 2006. The Company has pledged the stock of certain subsidiaries as well as certain U.S. assets as security for the $428,000, credit agreement. The $428,000 credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. The Company had $5,388 and $4,988 outstanding under letters of credit as of December 30, 2006 and December 31, 2005, respectively.

As of December 30, 2006, there was no outstanding balance on the revolving facility.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

7.   Long-Term Debt and Capital Lease Obligations (Continued)

On July 27, 2005 the Company entered into a $50,000 credit agreement ($50,000 credit agreement), which was subsequently amended on December 20, 2005 and again on July 31, 2006 to reflect substantially the same modifications made to the covenants in the $660,000 and $428,000 credit agreements respectively. The $50,000 credit agreement provides for a $50,000 term loan facility which matures on July 27, 2007 and can be extended for an additional 7 years. The interest rates applicable to term loans under the credit agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the LIBOR rate plus 0.75%. The $50,000 credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. If the Company chooses to extend the term loan for an additional 7 years, the applicable interest rates after the extension date are equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) plus 0.25% or the LIBOR rate plus 1.25%.

As of December 30, 2006, the entire balance of the $50,000 credit agreement was outstanding.

On June 12, 2006, the Company issued $300,000 aggregate principal amount of convertible senior notes (the 2013 Notes) in a private placement with net proceeds to the Company of approximately $294,000. On June 20, 2006, the initial purchasers associated with this convertible debt offering exercised an option to purchase an additional $50,000 of the 2013 Notes for additional net proceeds to the Company of approximately $49,000. The 2013 Notes bear interest at 2.25% per annum, payable semi-annually, and mature on June 15, 2013. The 2013 Notes are convertible into cash and shares of the Company’s common stock (or, at the Company’s election, cash in lieu of some or all of such common stock), if any, based on an initial conversion rate, subject to adjustment, of 20.4337 shares of the Company’s common stock per $1,000 principal amount of notes (which represents an initial conversion price of $48.94 per share), only in the following circumstances and to the following extent: (i) during any fiscal quarter beginning after July 1, 2006 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the  immediately preceding fiscal quarter is more than 130% of the conversion price on the last day of such preceding fiscal quarter; (ii) during the five business-day period after any five consecutive trading-day period, or the measurement period, in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2013 Notes; and (iv) at the option of the holder at any time beginning on the date that is two months prior to the stated maturity date and ending on the close of business on the second trading-day immediately preceding the maturity date. Upon conversion, the Company will pay cash and shares of its common stock (or, at its election, cash in lieu of some or all of such common stock), if any. As of December 30, 2006, no conversion triggers were met. If the Company undergoes a fundamental change as described in the indenture for the 2013 Notes, holders will have the option to require the Company to purchase all or any portion of their notes for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the purchase date. The related debt issuance costs of $7.0 million were deferred and are being amortized on a straight-line basis over a seven-year term.

Concurrently with the sale of the 2013 Notes, the Company entered into convertible note hedge transactions with respect to its obligation to deliver common stock under the notes. The convertible note

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

7.   Long-Term Debt and Capital Lease Obligations (Continued)

hedges give the Company the right to receive, for no additional consideration, the number of shares of common stock that it is obligated to deliver upon conversion of the notes (subject to anti-dilution adjustments substantially identical to those in the 2013 Notes), and expire on June 15, 2013. The aggregate cost of these convertible note hedges was $98,293.

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

In accordance with Emerging Issues Task Force Issue (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company recorded both the purchase of the convertible note hedges and the sale of the warrants as adjustments to additional paid in capital, and will not recognize subsequent changes in fair value of the agreement. At December 30, 2006, the fair value of the outstanding 2013 Notes was approximately $380,450, based on their quoted market value.

Long-term debt consists of the following:

	December 30, 2006	December 31, 2005	December 25, 2004
Senior convertible debentures	$350,000	$—	$185,000
Term loan facilities	221,274	295,885	400,000
Revolving credit facility	—	—	100,000
Other long-term debt, represents secured and unsecured promissory notes, interest rates between 0% and 11.6% at December 30, 2006, maturing between 2007 and 2013	780	205	844
Total debt	572,054	296,090	685,844
Less: current portion of long-term debt	(24,970)	(36,195)	(80,456)
Long-term debt	$547,084	$259,895	$605,388

Minimum future principal payments of long-term debt at December 30, 2006 are as follows:

Fiscal Year
2007	$24,970
2008	34,544
2009	34,544
2010	34,544
2011	58,448
Thereafter	385,004
Total	$572,054

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

Capital lease obligations amounted to $7 and $75 at December 31, 2006 and December 25, 2005, respectively at interest rates ranging from 4.6% to 16.5%.

8.   Shareholders’ Equity

Earnings Per Share

Basic earnings per share for 2006, 2005 and 2004 was computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for 2006, 2005 and 2004 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.

Options to purchase 2,972,420 shares, 2,027,666 shares and 113,800 shares were outstanding at December 30, 2006, December 31, 2005 and December 25, 2004, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

Basic weighted average shares outstanding for 2005 and 2004 excluded the weighted average impact of 20,000 shares of contingently issuable shares. In addition, weighted average shares outstanding for 2006, 2005 and 2004 excluded the weighted average impact of 653,780, 544,863 and 64,241 shares, respectively, of non-vested fixed restricted stock awards.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

8.   Shareholders’ Equity (Continued)

The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings per share:

	December 30, 2006	December 31, 2005	December 25, 2004
Numerator:
Income from continuing operations for purposes of calculating earnings per share	$125,221	$145,789	$88,730
After-tax equivalent of interest expense on 3.5% senior convertible debentures	—	1,208	4,125
Income from continuing operations for purposes of calculating diluted earnings per share	125,221	146,997	92,855
Income (loss) from discontinued businesses	$(181,004)	$(3,790)	$1,061
Denominator:
Weighted average shares outstanding—Basic	68,945,622	69,730,056	49,601,021
Effect of dilutive securities:
3.5% senior convertible debentures	—	1,462,474	4,759,455
Stock options and contingently issued restricted stock	867,204	1,424,740	1,346,665
Warrants	135,206	285,115	338,707
Weighted average shares outstanding—Diluted	69,948,032	72,902,385	56,045,848
Basic earnings per share from continuing operations	$1.82	$2.09	$1.79
Basic earnings (loss) per share from discontinued operations	$(2.63)	$(0.05)	$0.02
Diluted earnings per share from continuing operations	$1.79	$2.02	$1.65
Diluted earnings (loss) per share from discontinued operations	$(2.59)	$(0.05)	$0.02

The sum of the earnings per share from continuing operations and the earnings (loss) per share from discontinued operations does not necessarily equal the earnings (loss) per share from net income in the condensed consolidated statements of operations due to rounding.

Treasury Shares

On July 27, 2005, the Board of Directors authorized a share repurchase program to acquire up to $50,000 of common stock. On October 26, 2005, the Board of Directors authorized increasing the share repurchase program by $50,000 to a total of $100,000. On May 9, 2006, the Board of Directors authorized an additional increase of the Company’s share repurchase program by $200,000 to acquire up to a total of $300,000 of common stock. The program does not have a fixed expiration date.

In order to facilitate these share repurchases, the Company entered into two Rule 10b5-1 Purchase Plans. During 2006 and 2005, the Company repurchased 518,800 shares of common stock for $23,322 and 396,000 shares of common stock for $17,485, respectively, under these plans. In addition, concurrent with the sale of the 2013 Notes, the Company used $148,866 of the net proceeds for the purchase of 3,726,300 shares of its common stock.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

8.   Shareholders’ Equity (Continued)

During 2006 the Company also entered into an Accelerated Stock Repurchase (ASR) program with a third-party investment bank. In connection with this ASR program, the Company purchased 1,787,706 shares of stock at a cost of $75,000. In conjunction with the ASR, the Company also entered into a cashless collar with a forward floor price of $37.9576 per share of the Company’s common stock (95% of the initial price of $39.9554, the market price of the Company’s common stock on August 23, 2006) and a forward cap price of $41.9532 per share of the Company’s common stock (105% of the initial price). The final number of shares repurchased under the ASR program was determined by taking the average volume weighted average price of the Company’s common stock for 65 trading days starting on August 23, 2006. Since the final share price of $42.6503 was above the cap price of $41.9532, there was no adjustment to the final number of shares repurchased.

As of December 30, 2006, approximately $35,312 remains authorized for share repurchases.

Share repurchases during 2006 and 2005 were as follows:

	Fiscal Year Ended
	December 30, 2006	December 31, 2005
Number of shares of common stock repurchased	6,032,806	396,000
Total cost of repurchase	$247,203	$17,485

Additionally, the Company’s 2000 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the fiscal year ended December 30, 2006 and December 25, 2005, the Company acquired 57,688 shares for $2,755 and 10,175 shares for $512, respectively, as a result of such withholdings.

The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Retained Earnings

Retained earnings includes approximately $2,000 which is restricted due to statutory requirements in the local jurisdiction of a foreign subsidiary as of December 30, 2006 and December 31, 2005.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

8.   Shareholders’ Equity (Continued)

Accumulated Other Comprehensive Income

The composition of accumulated other comprehensive income is as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Pension Gains/(Losses) and Prior Service (Cost)/Credit Not Yet Recognized as Components of Net Periodic Benefit Costs Pursuant to SFAS No. 158	Net Unrealized Gain on Investment Securities	Net Unrealized Gain on Hedging Activities	Accumulated Other Comprehensive Income
Balance at December 25, 2004	$31,212	$(3,545)	$—	$26	$—	$27,693
Period change	(20,283)	472	—	(51)	—	(19,862)
Tax benefit	839	(141)	—	11	—	709
Balance at December 31, 2005	11,768	(3,214)	—	(14)	—	8,540
Period change	13,167	5,360	(7,792)	15	—	10,750
Tax benefit	(832)	(2,146)	4,863	(4)	—	1,881
Balance at December 30, 2006	$24,103	$—	$(2,929)	$(3)	$—	$21,171

Warrants

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

As part of the recapitalization in 1999, the Company issued 150,000 units, each comprised of a $1,000 senior subordinated note and a warrant to purchase 7.6 shares of common stock of the Company for total proceeds of $150,000. The Company allocated the $150,000 offering proceeds between the senior subordinated notes ($147,872) and the warrants ($2,128), based upon the estimated fair value. The portion of the proceeds allocated to the warrants is reflected as capital in excess of par in the accompanying consolidated financial statements. Each warrant entitles the holder, subject to certain conditions, to purchase 7.6 shares of common stock of the Company at an exercise price of $5.19 per share of common stock, subject to adjustment under some circumstances. Upon exercise, the holders of warrants would be entitled to purchase 149,910 and 165,110 shares of common stock of the Company as of December 30, 2006 and December 31, 2005, respectively. The warrants expire on October 1, 2009.

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

As a result of the accelerated vesting in advance of the effective date of SFAS No. 123(R), Charles River reduced the pre-tax stock option expense it would otherwise have been required to record.

9.   Income Taxes

An analysis of the components of income before income taxes, minority interests and earnings from equity investments and the related provision for income taxes is presented below:

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Income before income taxes, minority interests and earnings from equity investments
U.S.	$90,598	$96,647	$102,099
Non-U.S.	85,966	67,241	48,368
	$176,564	$163,888	$150,467
Income tax provision
Current:
Federal	$22,626	$36,312	$26,715
Foreign	10,895	17,495	21,725
State and local	5,501	3,000	5,314
Total current	39,022	56,807	53,754
Deferred:
Federal	10,595	(32,886)	13,651
Foreign	121	(3,403)	(8,521)
State and local	0	(4,257)	1,275
Total deferred	10,716	(40,546)	6,405
	$49,738	$16,261	$60,159

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

	December 30, 2006	December 31, 2005
Compensation related	$38,662	$27,497
Accruals	938	1,788
Financing related	37,050	—
Goodwill and other intangibles	(4,906)	(3,442)
Net operating loss and credit carryforwards	20,359	27,924
Depreciation and amortization	(31,563)	(27,993)
Non-indefinitely reinvested earning	—	—
Deferred Income	376	—
Other	(1,762)	2,020
	59,154	27,794
Valuation allowance	—	(678)
Total deferred taxes	$59,154	$27,116

Reconciliations of the statutory U.S. federal income tax rate to effective tax rates are as follows:

	December 30, 2006	December 31, 2005	December 25, 2004
Tax at statutory U.S. tax rate	35.0%	35.0%	35.0%
Foreign tax rate differences	(3.4)%	(1.7)%	(1.8)%
State income taxes, net of federal tax benefit	1.9%	1.3%	2.7%
Change in valuation allowance	(0.2)%	(1.1)%	(1.4)%
Net impact of repatriation, reorganization and change in assertion	0%	(17.2)%	0.0%
Research tax credits and enhanced deductions	(6.4)%	(7.3)%	(0.8)%
Write off of other deferred tax assets and liabilities.	0.0%	0.6%	5.1%
Other	1.3%	0.3%	1.2%
	28.2%	9.9%	40.0%

On June 12, 2006, the Company issued $300,000 aggregate principal amount of convertible senior notes (“the 2013 Notes”) in a private placement with net proceeds to the Company of approximately $294,000. On June 20, 2006, the initial purchasers associated with this convertible debt offering exercised an option to purchase an additional $50,000 of the 2013 Notes for additional net proceeds to the Company of approximately $49,000. The 2013 Notes bear interest at 2.25% per annum, payable semi-annually, and mature on June 15, 2013. Concurrently with the sale of the 2013 Notes, the Company entered into convertible note hedge transactions with respect to its obligation to deliver common stock under the notes. Separately and concurrently with the pricing of the 2013 Notes, the Company issued warrants for approximately 7.2 million shares of its common stock. The Company has elected to apply the rules of the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

9.   Income Taxes (Continued)

Integration Regulations under Treas. Reg. 1.1275-6 to treat the 2013 Notes and the associated hedge as synthetic debt instruments and accordingly is deducting the option premium paid for the hedge as original issue discount over the 7 year term. The cash tax benefit of this deduction is recorded to additional paid in capital. A deferred tax asset has been recorded to reflect the future cash tax benefit of the deductions over the term of the 2013 Notes. Also, pursuant to Internal Revenue Code Section 1032, the Company will not recognize any gain or loss for tax purpose with respect to the exercise or lapse of the warrants.

Also in the second quarter of 2006, the Company revalued certain of its deferred tax assets and liabilities for the enactment of a Canadian federal income tax rate reduction resulting in a tax benefit of $2,114.

During 2006, the Company also recorded a reduction to income taxes payable for $6,741 from the exercise of stock options. The benefit of this reduction has been recorded to additional paid in capital for $5,714 and goodwill for $1,027.

As of December 30, 2006, the Company has non-U.S. net operating loss carryforwards of approximately $5,705 which may be carried forward indefinitely. The Company has U.S. foreign tax credit carryforwards of $5,328 which will begin to expire in 2014. The Company has Canadian Investment Tax Credit Carryforwards of $8,446 as a result of its research and development activity in Montreal, which begin to expire in 2015.

The Company has fully recognized its deferred tax assets on the belief that it is more likely than not they will be realized. This belief is based on all available evidence including historical operating results, projections of taxable income and tax planning strategies.

The Company conducts business operations in a number of tax jurisdictions. As a result, the Company is subject to tax audits on a regular basis including, but not limited to, current examinations by the Internal Revenue Service in the United States and Canada Revenue Agency. The Company has recorded tax reserves which are attributable to potential tax obligations around the world. The Company believes these reserves are necessary to adequately reflect global tax liabilities which may arise out of current and future audits.

As of December 30, 2006, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $215,925. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. taxes and withholding taxes payable to the various foreign countries. It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN48”), which will become effective for the Company on January 1, 2007.

The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded as a change to opening retained earnings in the first quarter of 2007. The Company expects that the adoption of FIN 48 will not have a significant impact on the Company’s consolidated financial position, results of operations and effective tax rate.

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

10.   Employee Benefits

Charles River Laboratories Employee Savings Plan

The Company’s defined contribution plan, the Charles River Laboratories Employee Savings Plan, qualifies under section 401(k) of the Internal Revenue Code. It covers substantially all U.S. employees and contains a provision whereby the Company matches a percentage of employee contributions. The costs associated with this defined contribution plan totaled $3,439, $3,316 and $2,986, in 2006, 2005, and 2004, respectively.

Charles River Laboratories Deferred Compensation Plan and Executive Supplemental Life Insurance Retirement Plan

On February 8, 2006, the Company established the Charles River Laboratories Deferred Compensation Plan (Deferred Compensation Plan) for select eligible employees, including its Named Executive Officers. Under the Deferred Compensation Plan, participants may elect to defer bonus and

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

10.   Employee Benefits (Continued)

salary amounts, and may select the investment returns to be applied to deferred amounts from among a number of reference mutual funds as well as an interest crediting rate. The plan is not qualified under Section 401(a) of the Internal Revenue Code and is not subject to the Employee Retirement Income Security Act of 1974. At the present time, no Company contributions will be credited to the plan, except as set forth below. Participants must specify the distribution date for deferred amounts at the time of deferral, in accordance with applicable IRS regulations. Generally, amounts may be paid in lump sum or installments upon retirement or termination of employment, or later if the employee terminates employment after age 55 and before age 65. Amounts may also be distributed during employment, subject to a minimum deferral requirement of three years.

In addition to the Deferred Compensation Plan, certain officers and key employees of the Company also participate, or in the past participated, in the Company’s amended and restated Executive Supplemental Life Insurance Retirement Plan (ESLIRP) which is a non-funded, non-qualified arrangement. Annual benefits under this plan will equal a percentage of the highest five consecutive years of compensation, offset by amounts payable under the Charles River Laboratories, Inc. Pension Plan and Social Security.

In connection with the establishment of the Deferred Compensation Plan, current active employees who agreed to convert their ESLIRP benefit to a comparable benefit in the deferred compensation plan discontinued their direct participation in the ESLIRP. Instead, the present value of the accrued benefits of ESLIRP participants was credited to their Deferred Compensation Plan accounts, and future ESLIRP accruals will now be converted to present values and credited to their Deferred Compensation Plan accounts annually. Upon the adoption of the Deferred Compensation Plan, the value of their accrued ESLIRP benefits, prior to adjustments for outstanding Medicare taxes, were credited to their Deferred Compensation Plan account. In addition, the Company provides certain active employees an annual contribution into their Deferred Compensation Plan account of 10% of the employee’s base salary plus the lesser of their target annual bonus or actual annual bonus. The costs associated with these defined contribution plans totaled $4,029 in 2006.

The Company has invested in several corporate-owned key-person life insurance policies as well as mutual funds and U.S. Treasury Securities with the intention of using these investments to fund the ESLIRP and the Deferred Compensation Plan. Participants have no interest in any such investments. At December 30, 2006 and December 31, 2005 the cash surrender value of these life insurance policies were $14,360 and $7,423, respectively. Additionally, at December 30, 2006, mutual fund and U.S. Treasury Securities investments totaled $6,510.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

10. Employee Benefits (Continued)

Pension Plans

The Charles River Laboratories, Inc. Pension Plan (Pension Plan), is a qualified, non-contributory defined benefit plan that covers certain U.S. employees. Benefits are based on participants’ final average monthly compensation and years of service. Participants’ rights vest upon completion of five years of service. Effective January 1, 2002, the plan was amended to exclude new participants from joining the plan. Benefit criteria offered to existing participants as of the amendment date did not change.

The defined benefit pension plans for Japan and our Canadian RMS operation are non-contributory plans that cover substantially all employees of those respective companies. Benefits are based upon length of service and final salary. In addition, our French RMS operation has a defined benefit statutory indemnity plan covering most of its employees.

In connection with the Inveresk acquisition on October 20, 2004, the Company assumed a defined contribution plan and a defined benefit pension plan covering certain employees. Contributions under the defined contribution plan are determined as a percentage of gross salary. As a result of the sale of Phase II-IV of the Clinical business, this plan realized a curtailment of $1,466 during 2006 associated with those employees who participated in this plan and whose employment with the Company was terminated in connection with the sale.

The Company adopted the recognition and disclosure requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” as of December 30, 2006. This statement requires employers that sponsor defined benefit plans to recognize the funded status of a benefit plan on its balance sheet; recognize gains, losses and prior service costs or credits that arise during the period that are not recognized as components of net periodic benefit cost as a component of other comprehensive income, net of tax; measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Retrospective application is not permitted. The following tables summarize the funded status of the Company’s defined benefit plans and amounts reflected in the Company’s consolidated balance sheets in accordance with SFAS No. 158.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

10. Employee Benefits (Continued)

Obligations and Funded Status

	Pension Benefits	Supplemental Retirement Benefits
	2006	2006
Change in benefit obligations
Benefit obligation at beginning of year	$196,316	$19,439
Service cost	6,426	839
Interest cost	9,921	1,527
Plan participants’ contributions	976	—
Curtailment	132	—
Benefit payments	(3,569)	(575)
Actuarial loss (gain)	(972)	2,091
Plan amendments	(54)	5,941
Effect of foreign exchange	3,822	—
Benefit obligation at end of year	$212,998	$29,262
Change in plan assets
Fair value of plan assets at beginning of year	$143,409	$—
Plan assets assumed	569	—
Actual return on plan assets	13,893	—
Employer contributions	8,408	575
Plan participants’ contributions	976	—
Benefit payments	(3,570)	(575)
Premiums paid	(240)	—
Fair value of plan assets at end of year	$163,445	$—
Funded status
Projected benefit obligation	$212,998	$29,262
Fair value of plan assets	163,445	—
Net balance sheet liability at December 30, 2006	$49,553	$29,262
Classification of net balance sheet liability at December 30, 2006
Non-current liabilities	$49,553	$29,262

The accumulated benefit obligation for all defined benefit plans	$194,924	$23,745

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

10. Employee Benefits (Continued)

Information for defined benefit plans with accumulated benefit obligation in excess of plan assets

	Pension Benefits	Supplemental Retirement Benefits
	2006	2006
Projected benefit obligation	$203,396	$29,261
Accumulated benefit obligation	187,861	23,745
Fair value of plan assets	155,604	—

Information for defined benefit plans with projected benefit obligation in excess of plan assets

	Pension Benefits	Supplemental Retirement Benefits
	2006	2006
Projected benefit obligation	$212,997	$29,261
Accumulated benefit obligation	194,924	23,745
Fair value of plan assets	163,446	—

Amounts recognized in statement of financial position as part of accumulated other comprehensive income (“AOCI”)

	Pension Benefits	Supplemental Retirement Benefits
	2006	2006
Net actuarial (gain)/loss	$5,602	$9,243
Net prior service cost/(credit)	(11,524)	4,471
Total pre-tax	(5,922)	13,714
Less: taxes	(586)	5,449
Total	$(5,336)	$8,265

Change in AOCI

	Pension Benefits	Supplemental Retirement Benefits
	2006	2006
AOCI at beginning of the year	$—	$3,214
AOCI at December 30, 2006 prior to adoption of SFAS 158	91	3,318
AOCI at December 30, 2006 after adoption of SFAS 158	(5,336)	8,265

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

10. Employee Benefits (Continued)

Amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year

	Pension Benefits	Supplemental Retirement Benefits
Amortization of net actuarial (gain)/loss	$430	$571
Amortization of net prior service cost/(credit)	1,065	498

Components of net periodic benefit cost

	Pension Benefits	Supplemental Retirement Benefits
	2006	2006
Service cost	$6,426	$839
Interest cost	9,921	1,527
Expected return on plan assets	(10,013)	—
Amortization of prior service cost (credit)	(547)	498
Amortization of net loss	1,011	1,139
Net periodic benefit cost	6,798	4,003
Curtailment gain	(1,334)	—
Net pension cost	$5,464	$4,003

Incremental effect of applying SFAS 158 on individual line items in the statement of financial position at December 30, 2006

	Pension Benefits			Supplemental Retirement Benefits
	Before application of SFAS 158	Adjustments	After application of SFAS 158	Before application of SFAS 158	Adjustments	After application of SFAS 158
Liability for benefits	$(55,608)	$6,055	$(49,553)	$(21,080)	$(8,182)	$(29,262)
Deferred income taxes	43	(628)	(586)	68	3,235	3,303
Total liabilities	$(55,565)	$5,427	(50,139)	$(21,012)	$(4,947)	$(25,959)
Accumulated other comprehensive income	$91	$(5,427)	$(5,336)	$3,318	$4,947	$8,265
Total stockholders’ equity	$91	$(5,427)	$(5,336)	$3,318	$4,947	$8,265

Prior to the adoption of SFAS No. 158

The following tables summarize the funded status of the Company’s defined benefit plans and amounts reflected in the Company’s consolidated balance sheets, in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106” (“SFAS No. 132R”).

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

10. Employee Benefits (Continued)

Obligations and Funded Status

	Pension Benefits	Supplemental Retirement Benefits
	2005	2005
Change in benefit obligations
Benefit obligation at beginning of year	$180,017	$16,303
Benefit obligation assumed	5,856	—
Service cost	6,066	484
Interest cost	9,519	1,031
Benefit payments	(5,272)	(533)
Plan participants’ contributions	1,134	—
Actuarial loss (gain)	4,441	2,154
Plan amendments	145	—
Effect of foreign exchange	(5,590)	—
Benefit obligation at end of year	$196,316	$19,439
Change in plan assets
Fair value of plan assets at beginning of year	$114,626	$—
Actual return on plan assets	16,875	—
Employer contributions	16,583	533
Plan participants’ contributions	1,134	—
Benefit payments	(5,809)	(533)
Fair value of plan assets at end of year	$143,409	$—
Funded status
Funded status	$(52,907)	$(19,439)
Unrecognized prior-service cost	(10,544)	(972)
Unrecognized gain	12,183	8,323
Net amount recognized	$(51,268)	$(12,088)
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$279	$—
Accrued benefit cost	(53,807)	(17,567)
Intangible asset	2,260	—
Accumulated other comprehensive income	—	5,479
Net amount recognized	$(51,268)	$(12,088)

The accumulated benefit obligation for all defined benefit plans was $174,814 at December 31, 2005.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

10. Employee Benefits (Continued)

Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets

	Pension Benefits	Supplemental Retirement Benefits
	2005	2005
Projected benefit obligation	$138,813	$19,439
Accumulated benefit obligation	135,918	17,479
Fair value of plan assets	101,823	—

Components of net periodic benefit cost

	Pension Benefits		Supplemental Retirement Benefits
	2005	2004	2005	2004
Service cost	$6,066	$4,081	$484	$283
Interest cost	9,519	3,726	1,031	832
Expected return on plan assets	(8,335)	(4,123)	—	—
Amortization of transition obligation	—	4	—	—
Amortization of prior service cost (credit)	(133)	288	(162)	(162)
Amortization of net loss	634	76	892	582
Net periodic benefit cost	$7,751	$4,052	$2,245	$1,535

Additional information

	Pension Benefits	Supplemental Retirement Benefits
	2005	2005
Increase (decrease) in minimum liability included in other comprehensive income, net of tax	—	$331

Assumptions

Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Supplemental Retirement Benefits
	2006	2005	2006	2005
Discount rate	4.95%	4.92%	5.65%	5.65%
Rate of compensation increase	3.27%	3.31%	4.75%	4.75%

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

10. Employee Benefits (Continued)

Weighted-average assumptions used to determine net periodic benefit cost

	Pension Benefits			Supplemental Retirement Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	4.95%	5.26%	5.59%	5.50%	5.75%	6.00%
Expected long-term return on plan assets	6.58%	7.10%	7.63%	—	—	—
Rate of compensation increase	3.31%	3.31%	4.36%	4.75%	4.75%	4.75%

The expected long term rate of return on plan assets was made considering the pension plan’s asset mix, historical returns and the expected yields on plan assets.

Plan assets

The Company’s pension plan weighted-average asset allocations are as follows:

	Target Allocation	Pension Benefits
	2007	2006	2005
Equity securities	68%	66%	65%
Fixed income	32%	29%	26%
Other	0%	5%	9%
Total	100%	100%	100%

The Company’s investment objective is to obtain the highest possible return commensurate with the level of assumed risk. Fund performances are compared to benchmarks including the S&P 500 Index, Russell 1000 Index, Russell 3000 Index and Lehman Brothers Aggregate Bond Index. The Company’s Investment Committee meets on a quarterly basis to review plan assets.

The Company’s plan assets did not include any of the Company’s common stock at December 30, 2006 and December 31, 2005.

Cash Flows

Contributions

During 2006, the Company contributed $8,196 to its pension plans. The Company expects to contribute $7,789 to its pension plan in 2007.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

10. Employee Benefits (Continued)

Estimated future benefit payments

	Pension Benefits	Supplemental Retirement Benefits
2007	$3,817	$627
2008	5,692	650
2009	4,194	5,484
2010	4,537	769
2011	5,046	756
2012–2016	37,010	28,345

11. Stock Based Compensation

Effective January 1, 2006, the Company adopted, on a modified prospective basis, the provisions of SFAS No. 123(R), and related guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and restricted stock awards based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period.

The Company adopted SFAS No. 123(R), using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Under this transition method, stock-based compensation expense recognized during the fiscal year ended December 30, 2006 includes: stock options and restricted stock awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and stock options and restricted stock granted subsequent to January 1, 2006, based on the grant-date fair value, in accordance with the provisions of SFAS No. 123(R). Under the modified prospective transition method, results for prior periods are not restated.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

11. Stock Based Compensation (Continued)

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The effect of the change from applying the original provisions of SFAS 123 for the fiscal year ended December 30, 2006 was as follows:

Fiscal Year Ended December 30, 2006
Share based compensation expense before tax	$11,712
Income tax benefit	(4,384)
Reduction to income from continuing operations	7,328
Share based compensation expense of discontinued businesses, net of tax	216
Reduction to net income	$7,544
Reduction to earnings per share
Basic	$0.11
Diluted	$0.11
Effect on income by line item:
Cost of sales	$4,073
Selling and administration	7,639
Share based compensation expense before tax	11,712
Income tax benefit	(4,384)
Operations of discontinued businesses, net of tax	216
Reduction to net income	$7,544

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key inputs and assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option. The risk free interest rate was based on the market yield for the five year U.S. Treasury security. The expected life of options was determined using historical option exercise activity. Management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during fiscal year 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of stock-based awards granted during 2006 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Fiscal Year Ended December 30, 2006
Expected life (in years)	4.9
Expected volatility	30%
Risk-free interest rate	4.8%
Expected dividend yield	0.0%
Weighted-average grant date fair value	$13.91

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

11. Stock Based Compensation  (Continued)

Prior to the adoption of SFAS No. 123(R)

Prior to January 1, 2006, the Company accounted for its stock plans under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25” and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. Stock-based compensation expense related to restricted stock granted at no cost to the employees were reflected in net income.

The pro-forma information for the fiscal years ended December 31, 2005 and December 25, 2004 was as follows:

	December 31, 2005	December 25, 2004
Reported net income	$141,999	$89,792
Add: Stock-based employee compensation included in reported net income, net of tax	10,490	2,431
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(29,735)	(17,341)
Pro forma net income	$122,754	$74,882
Reported basic earnings per share	$2.04	$1.81
Pro forma basic earnings per share	$1.76	$1.51
Reported diluted earnings per share	$1.96	$1.68
Pro forma diluted earnings per share	$1.70	$1.41

The fair value of stock-based awards granted during the fiscal years ended December 31, 2005 and December 25, 2004 was estimated using the following weighted-average assumptions:

	2005	2004
Expected life (in years)	5.0	5.0
Expected volatility	35%	35%
Risk-free interest rate	4.0%	3.1%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$17.97	$15.57

Stock Compensation Plans

1999 Management Incentive Plan

The 1999 Management Incentive Plan (1999 Plan) is administered by the Company’s Compensation Committee of the Board of Directors. The 1999 Plan has a total of 1,784,384 shares authorized, of which 15,617 shares are available for grant as of December 30, 2006. Awards of 15,100 non-qualified stock options were granted under the 1999 Plan in fiscal 2005. No grants were made from this plan during fiscal 2006 and 2004. As of December 30, 2006, options to purchase 330,142 shares were exercisable under the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

11. Stock Based Compensation  (Continued)

1999 Plan. Options granted pursuant to the 1999 Plan are subject to a vesting schedule based on three distinct measures. Certain options vest solely with the passage of time (incrementally typically over three years so long as the optionee continues to be employed by the Company). The remainder of the options vest over time but contain clauses providing for the acceleration of vesting upon the achievement of certain performance targets or the occurrence of certain liquidity events. All options currently granted expire on or before February 17, 2015. The exercise price of all options granted under the 1999 Plan is the fair market value of the underlying common stock at the time of the grant.

2000 Incentive Plan

Effective June 5, 2000, the Board of Directors adopted and the Company’s shareholders approved the 2000 Incentive Plan (2000 Plan), which provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted or unrestricted common stock and other equity awards. The 2000 Plan has a total of 9,889,000 shares authorized, of which 2,515,342 are available for grant as of December 30, 2006.

Options granted pursuant to the 2000 Plan vest incrementally, typically over three to four years, so long as the employee continues to be employed by the Company. All options granted under the 2000 Plan expire on or before September 1, 2016. The exercise price of all options currently granted under the 2000 Plan is the fair value of the underlying common stock at the time of grant. A total of 889,650, 1,194,224 and 1,416,600 stock option awards were made under the 2000 Plan in 2006, 2005 and 2004, respectively, of which 3,246,112 awards were exercisable as of December 30, 2006.

Under the Company’s 2000 Plan, shares of restricted common stock of the Company may be granted at no cost to officers and key employees. Recipients are entitled to cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of these shares until they vest, which is typically over a three-year or four-year period. Upon issuance of restricted stock awards under the plan, compensation expense equivalent to the market value at the measurement date is charged to earnings over the vesting period. In 2006, 2005 and 2004, the Company granted 350,850, 490,655 and 24,700 restricted stock awards at no cost to the recipient. Additionally, the Company issued 30,000 performance-based restricted stock awards at no cost to the Company’s Chief Executive Officer and President during 2002. Vesting of these awards was contingent upon the achievement of certain annual earnings per share growth targets over the vesting period. These shares were accounted for as variable awards in accordance with then effective APB No. 25 and its related interpretations, accordingly, the related unearned compensation and compensation expense was adjusted based on the closing market price of the Company’s common stock until the shares vested. As a result of the merger with Inveresk, the earnings per share target was not obtained, therefore, during 2004 the Company reversed $537 of previously recorded compensation expense. During 2005, the remaining 20,000 unvested awards were cancelled. The weighted average fair value of all restricted stock awards issued during 2006, 2005 and 2004 was $38.73, $47.63 and $43.54, respectively. As of December 30, 2006, a total of 653,780 restricted stock awards were outstanding.

In 2004, the Company’s Board of Directors initiated a new performance-based management incentive program (Mid-Term Incentive (MTI) Program), as a carve-out from the shareholder approved 2000 Plan. The MTI Program provided that up to a maximum of 218,000 performance units could be granted to senior executives and certain other key employees of the Company based on achieving financial

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

11. Stock Based Compensation  (Continued)

performance targets for 2006. The MTI Program units, which equal the value of one share of Company stock, were to be paid out to participating employees in the form of cash and restricted stock. For a participant to be eligible to receive payment for 2004 MTI units, the employee had to remain employed with the Company until at least the beginning of 2007. In February 2005, the Compensation Committee of the Board of Directors determined that it would not make any future awards under the MTI Program.

The Company had been accruing compensation expense for the MTI Program over the period the participating employees were required to be employed by the Company. During the first quarter of 2006, the Company determined that the minimum performance requirement under the MTI Program would not be achieved. During the fiscal years ended December 30, 2006 and December 31, 2005, the Company recorded a benefit of $949 and $109, respectively, related to the MTI Program.

2000 Directors’ Stock Plan

In conjunction with the 2000 Plan, the Board of Directors adopted, and the Company’s shareholders approved, the 2000 Directors Stock Plan (Directors Plan), which in the past provided for the grant of both automatic and discretionary nonstatutory stock options to non-employee directors. The Directors Plan has a total of 100,000 shares authorized, of which 4,000 shares are available to be granted as of December 30, 2006. No stock options were awarded under this plan during 2006. There are 12,900 options exercisable under the Directors Plan as of December 30, 2006. Options granted pursuant to the Directors Plan generally vest on the first anniversary of the date of grant. All options granted expire on or before May 3, 2007. The exercise price of the options granted under the Directors Plan is the fair market value of the underlying common stock at the time of grant.

2002 Stock Option Plan

In connection with the Inveresk acquisition, the Company assumed Inveresk’s stock compensation plans. Stock options of 1,439,882 and 50,000 were assumed from the Inveresk Research Group, Inc. 2002 Stock Option Plan (Inveresk Stock Option Plan) and the Inveresk Research Group, Inc. 2002 Non-employee Directors Stock Option Plan (Inveresk Director Plan), respectively. Stock options under the Inveresk Stock Option Plan, which provides options to employees of Inveresk, vest in equal installments over the three years following the date of grant. At December 30, 2006, options to purchase 233,216 shares were exercisable under the plan. All options granted expire on or before February 17, 2015. Stock options under the Inveresk Directors Plan, which provides options to non-executive directors of Inveresk, vest three years following the date of grant. At December 30, 2006, there were no options to purchase shares outstanding under the plan.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

11. Stock Based Compensation  (Continued)

Stock Options

The following table summarizes stock option activities under the 1999 Plan, the 2000 Plan, and the Directors Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 27, 2003	4,526,992	$26.13
Options assumed	1,489,882	$19.47
Options granted	1,417,100	$43.30
Options exercised	(1,507,421)	$17.62
Options canceled	(338,666)	$34.97
Options outstanding as of December 25, 2004	5,587,887	$30.47
Options granted	1,335,908	$47.66
Options exercised	(1,083,680)	$23.98
Options canceled	(285,775)	$39.95
Options outstanding as of December 31, 2005	5,554,340	$35.39
Options granted	889,650	$39.62
Options exercised	(766,209)	$29.97
Options canceled	(285,168)	$41.85
Options outstanding as of December 30, 2006	5,392,613	$36.50	6.2 years	$41,969

Options exercisable as of December 25, 2004	2,394,043	$24.00
Options exercisable as of December 31, 2005	3,712,538	$32.08
Options exercisable as of December 30, 2006	3,822,370	$34.04	5.8 years	$37,434

As of December 30, 2006, the unrecognized compensation cost related to unvested stock options was $15,603 net of estimated forfeitures. This unrecognized compensation will be recognized over an estimated weighted average amortization period of 30.5 months.

The total intrinsic value of options exercised during the fiscal years ending December 30, 2006, December 31, 2005 and December 25, 2004 was $12,557, $27,028, and 58,177, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price. The total amount of cash received from the exercise of these options was $22,821. The actual tax benefit realized for the tax deductions from option exercises totaled $6,540 for the year ended December 30, 2006.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

11. Stock Based Compensation  (Continued)

The following table summarizes significant ranges of outstanding and exercisable options as of December 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$00.00–$10.00	315,090	2.8	$5.27	$11,966	315,090	2.8	$5.27	$11,966
$10.01–$20.00	178,289	4.6	14.59	5,109	178,289	4.6	14.59	5,109
$20.01–$30.00	175,574	6.1	27.47	2,770	123,269	5.7	26.56	2,057
$30.01–$40.00	2,459,041	6.0	34.34	21,917	1,736,751	5.7	32.81	18,133
$40.01–$50.00	2,260,219	7.1	45.61	207	1,467,505	6.8	44.66	169
$50.01–$60.00	4,400	8.7	50.59	0	1,466	8.7	50.59	0
Totals	5,392,613	6.2 years	$36.50	$41,969	3,822,370	6.5 years	$34.04	$37,434

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on a closing stock price of $43.25 as of December 30, 2006, that would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 30, 2006 was 3,293,201.

The following table summarizes the non-vested stock option activity in the equity incentive plans for the fiscal year ending December 30, 2006:

	Stock Options	Weighted Average Exercise Price
Non-vested at December 31, 2005	1,841,802	$42.06
Granted	889,650	39.62
Forfeited	(168,798)	43.20
Vested	(992,411)	39.03
Non-vested at December 30, 2006	1,570,243	$42.48

Restricted Stock

Stock compensation expense associated with restricted common stock is charged for the market value on the date of grant, less estimated forfeitures, and is amortized over the awards’ vesting period on a straight-line basis.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

11. Stock Based Compensation  (Continued)

The following table summarizes the restricted stock activity for 2006:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding December 31, 2005	564,863	$46.76
Granted	350,850	38.73
Vested	(198,944)	46.40
Cancelled	(62,989)	41.80
Outstanding December 30, 2006	653,780	$42.91

As of December 30, 2006, the unrecognized compensation cost related to unvested restricted stock was $19,318 net of estimated forfeitures. This unrecognized compensation will be recognized over an estimated weighted average amortization period of 24.3 months. The total fair value of restricted stock grants that vested during the fiscal years ending December 30, 2006, December 31, 2005 and December 25, 2004 was $9,231, $1,683 and $1,440, respectively.

12.   Joint Ventures

The Company holds investments in several joint ventures. These joint ventures are separate legal entities whose purpose is consistent with the overall operations of the Company and represent geographic and business segment expansions of existing markets. The financial results of all joint ventures were consolidated in the Company’s results as the Company has the ability to exercise control over these entities. The interests of the outside joint venture partners in these joint ventures have been recorded as minority interests totaling $9,223 and $9,718 at December 30, 2006 and December 31, 2005, respectively.

13.   Commitments and Contingencies

Operating Leases

The Company has commitments for various operating leases for machinery and equipment, vehicles, office equipment, land and office space. Rent expense for all operating leases was $18,134, $19,542 and $10,663 in 2006, 2005, and 2004, respectively. Future minimum payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consist of the following at December 30, 2006:

2007	$17,971
2008	12,773
2009	8,480
2010	4,619
2011	3,084
Thereafter	4,749

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

13.   Commitments and Contingencies (Continued)

Insurance

The Company maintains insurance for workers’ compensation, various liability lines and employee medical with per claim loss limits up to $500. Aggregate loss limits for workers compensation, auto liability and general liability is projected at $4,450. Related accruals were $5,253 and $5,447 on December 30, 2006 and December 31, 2005, respectively.

Litigation

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s consolidated financial statements.

14.   Related Party Transactions

Ajinomoto Company, Inc. (Ajinomoto) is a minority shareholder in Charles River Laboratories Japan, Inc. Charles River Japan conducts certain business transactions with Ajinomoto, including the purchase of information technology systems and services, engineering services, product delivery services and the reimbursement of employee compensation. Charles River Japan incurred expenses related to these services of $3,182, $4,639 and $6,053 during 2006, 2005 and 2004, respectively. As of December 30, 2006 and December 31, 2005, Charles River Japan had amounts due to Ajinomoto totaling $1,038 and $1,427, respectively. In addition, Charles River Japan sold products to Ajinomoto totaling $667, $736 and $1,090 during 2006, 2005 and 2004, respectively.

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

The Company reports two segments, called Research Models and Services (RMS) and Preclinical Services (PCS).

RMS includes the Company’s research model business, research model services, vaccine support services and in vitro technology services. PCS includes development services which enable customers to accelerate their drug discovery and development process. These services are FDA compliant services that aid customers in drug safety assessment and biologicals safety testing. In connection with discontinuing the Company’s Phase II-IV Clinical business during 2006, the Phase I Clinical business has been combined with the PCS segment. The Phase I Clinical business is an integral component of the Company’s service offerings as it supports customers’ preclinical efforts through early-stage clinical trials. The combination of the Phase I Clinical Services business into the PCS segment better reflects the Company’s operating results and the manner in which the businesses are managed. Segment data for 2005 and 2004 has been restated to reflect this combination.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

15. Business Segment and Geographic Information (Continued)

The following table presents sales and other financial information by business segment. Net sales represent sales originating in entities primarily engaged in either provision of RMS or PCS. Long lived assets include property, plant and equipment, goodwill, other intangibles and other long lived assets.

	2006	2005	2004
Research Models and Services
Net sales	$514,999	$503,167	$476,668
Gross margin	214,125	215,534	206,843
Operating income	147,789	159,756	152,556
Total assets	674,963	484,975	569,765
Long-lived assets	306,267	217,414	211,110
Depreciation and amortization	20,804	20,015	17,872
Capital expenditures	27,018	24,558	26,560
Preclinical Services
Net sales	$543,386	$490,161	$247,553
Gross margin	192,482	174,170	81,880
Operating income	82,323	67,918	32,435
Total assets	1,875,487	1,655,960	1,638,774
Long-lived assets	1,641,935	1,477,407	1,479,287
Depreciation and amortization	61,779	67,920	24,191
Capital expenditures	154,728	69,885	18,198

A reconciliation of segment operating income to consolidated operating income is as follows:

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Total segment operating income	$230,112	$227,674	$184,991
Unallocated corporate overhead	(41,939)	(42,980)	(27,005)
Consolidated operating income	$188,173	$184,694	$157,986

A summary of unallocated corporate overhead consists of the following:

	December 30, 2006	December 31, 2005	December 25, 2004
Restricted stock and performance based compensation expense	$8,198	$14,566	$5,986
U.S. pension expense	8,459	5,418	3,483
Audit, tax and related expense	3,918	2,679	4,067
Bonus expense	3,613	2,963	2,523
Executive officers’ salaries	8,083	5,627	4,326
Other general unallocated corporate expenses	9,668	11,727	6,620
	$41,939	$42,980	$27,005

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

	U.S.	Europe	Canada	Japan	Other Non-U.S.	Consolidated
2006
Sales to unaffiliated customers	$527,432	$289,072	$173,853	$56,387	$11,641	$1,058,385
Long-lived assets	537,534	580,143	785,420	41,385	3,721	1,948,203
2005
Sales to unaffiliated customers	$499,144	$272,382	$151,839	$58,163	$11,806	$993,328
Long-lived assets	289,406	522,150	835,675	42,693	4,896	1,694,821
2004
Sales to unaffiliated customers	$454,220	$169,594	$32,438	$57,126	$10,864	$724,221
Long-lived assets	$253,933	$548,534	$834,900	$48,216	$4,814	$1,690,397

16. Subsequent events

In January 2007, the Company acquired the remaining 15% of the equity (319,199 common shares) of Charles River Laboratories Japan, Inc. from Ajinomoto Company, Inc., the minority interest partner. As of the effective date of this transaction, the Company owns 100% of Charles River Japan. The purchase price for the equity was 1.3 billion yen, or approximately $10,889, which was paid in cash.

FINANCIAL STATEMENT SCHEDULES
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

Income Tax Valuation Allowance

Balance at December 27, 2003	$4,051
Provisions	0
Releases	(2,111)
Balance at December 25, 2004	1,940
Provisions	678
Releases	(1,940)
Balance at December 31, 2005	$678
Provisions	—
Releases	(678)
Balance at December 30, 2006	$0

Allowance for Doubtful Accounts

Balance at December 27, 2003	$1,644
Provisions	655
Acquisitions	1,399
Recoveries/Write-offs	(430)
Balance at December 25, 2004	3,268
Provisions	519
Recoveries/Write-offs	(1,508)
Balance at December 31, 2005	2,279
Provisions	928
Recoveries/Write-offs	(98)
Balance at December 30, 2006	$3,109

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

SUPPLEMENTARY DATA

Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 30, 2006
Total net sales	$254,141	$267,859	$264,660	$271,725
Gross profit	95,505	107,110	102,262	101,730
Operating income (loss)	43,696	47,702	51,621	45,154
Income from continuing operations	28,515	32,781	32,133	31,792
Income (loss) from discontinued businesses, net of tax	(128,630)	(7,032)	(48,739)	3,397
Net income	$(100,115)	$25,749	$(16,606)	35,189
Earnings (loss) per common share
Basic
Continuing operations	$0.40	$0.46	$0.48	$0.48
Discontinued operations	$(1.80)	$(0.10)	$(0.73)	$0.05
Net income	$(1.40)	$0.36	$(0.25)	$0.53
Diluted
Continuing operations	$0.39	$0.46	$0.47	$0.47
Discontinued operations	$(1.76)	$(0.10)	$(0.72)	$0.05
Net income	$(1.37)	$0.36	$(0.24)	$0.52
Fiscal Year Ended December 31, 2005
Total net sales	$241,410	$250,890	$242,829	$258,199
Gross profit	96,068	101,604	96,077	95,955
Operating income (loss)	45,427	49,058	47,167	43,042
Income from continuing operations	28,344	31,009	29,889	56,547
Income (loss) from discontinued businesses, net of tax	(696)	851	2,184	(6,129)
Net income	27,648	31,860	32,073	50,418
Earnings (loss) per common share
Basic
Continuing operations	$0.43	$0.44	$0.42	$0.79
Discontinued operations	$(0.01)	$0.01	$0.03	$(0.09)
Net income	$0.42	$0.46	$0.45	$0.70
Diluted
Continuing operations	$0.41	$0.43	$0.41	$0.77
Discontinued operations	$(0.01)	$0.01	$0.03	$(0.08)
Net income	$0.40	$0.44	$0.44	$0.69
Year ended December 25, 2004
Total net sales	$166,879	$173,538	$170,458	$213,346
Gross profit	67,177	72,703	68,289	80,552
Operating income (loss)	38,478	43,040	42,982	33,486
Income from continuing operations	16,967	25,605	25,587	20,572
Income (loss) from discontinued businesses, net of tax	627	695	234	(495)
Net income	17,594	26,300	25,821	20,077
Earnings (loss) per common share
Basic
Continuing operations	$0.37	$0.55	$0.55	$0.34
Discontinued operations	$0.01	$0.02	$0.01	$(0.01)
Net income	$0.38	$0.57	$0.56	$0.33
Diluted
Continuing operations	$0.34	$0.51	$0.50	$0.32
Discontinued operations	$0.02	$0.01	$0.01	$(0.01)
Net income	$0.36	$0.52	$0.51	$0.32

Quarterly Segment Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 30, 2006
Research Models and Services
Sales	$128,972	$130,816	$127,560	$127,651
Gross margin	55,866	55,478	52,423	50,358
Operating income	40,476	38,003	36,691	32,619
Depreciation and amortization	5,035	5,237	5,185	5,345
Capital Expenditures	3,566	4,783	3,932	14,737
Preclinical Services
Sales	$125,169	$137,043	$137,100	$144,074
Gross margin	39,639	51,632	49,839	51,372
Operating income	13,788	22,530	22,971	23,034
Depreciation and amortization	14,625	15,288	15,389	16,482
Capital Expenditures	35,821	12,620	39,038	67,249
Unallocated corporate overhead	$(10,568)	$(12,831)	$(8,041)	$(10,499)
Total
Sales	$254,141	$267,859	$264,660	$271,725
Gross margin	95,505	107,110	102,262	101,730
Operating income	43,696	47,702	51,621	45,154
Depreciation and amortization	19,660	20,525	20,574	21,827
Capital Expenditures	39,387	17,403	42,970	81,986

Quarterly Segment Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 31, 2005
Research Models and Services
Sales	$127,912	$130,771	$118,882	$125,602
Gross margin	56,567	57,729	49,984	51,254
Operating income	42,308	43,050	36,713	37,685
Depreciation and amortization	4,873	4,903	5,024	5,215
Capital Expenditures	5,314	6,478	5,583	7,183
Preclinical Services
Sales	$113,498	$120,119	$123,947	$132,597
Gross margin	39,501	43,875	46,093	44,701
Operating income	13,170	18,596	19,947	16,205
Depreciation and amortization	17,249	16,472	16,510	17,689
Capital Expenditures	6,852	5,115	39,831	18,087
Unallocated corporate overhead	$(10,051)	$(12,588)	$(9,493)	$(10,848)
Total
Sales	$241,410	$250,890	$242,829	$258,199
Gross margin	96,068	101,604	96,077	95,955
Operating income	45,427	49,058	47,167	43,042
Depreciation and amortization	22,122	21,375	21,534	22,904
Capital Expenditures	12,166	11,593	45,414	25,270

Item  9.                     Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934 , the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of December 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)          Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 30, 2006 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on our internal controls over financial reporting can be found in Item 8 of this report. The Independent Registered Public Accounting Firm’s attestation report on management’s assessment of the effectiveness of our internal control over financial reporting can also be found in Item 8 of this report.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors, Executive Officers, and Corporate Governance

A.   Directors and Compliance with Section 16(a) of the Exchange Act

The information required by this Item regarding the directors of the Company and compliance with Section 16(a) of the Exchange Act by the Company’s officers and directors will be included in the 2007 Proxy Statement under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference thereto. The information required by this Item regarding the Company’s corporate governance will be included in the 2007 Proxy Statement under the section captioned “Corporate Governance” and is incorporated herein by reference thereto.

B.   Executive Officers of the Company

The information required by this Item regarding the executive officers of the Company is reported in Part I of this Form 10-K under the heading “Supplementary Item. Executive Officers of the Registrant pursuant to Instruction 3 to Item 401(b) of Regulation S-K.”

C.   Audit Committee Financial Expert

The information required by this Item regarding the audit committee of the Board of Directors and financial experts will be included in the 2007 Proxy Statement under the section captioned “Audit Committee and Financial Experts” and is incorporated herein by reference thereto.

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

E.   Changes to Board Nomination Procedures

Since February 2004,  there have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 11.                 Executive Compensation

The information required by this Item will be included in the 2007 Proxy Statement under the sections captioned “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation and Related Information” and “Report of Compensation Committee” and is incorporated herein by reference thereto.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the 2007 Proxy Statement under the sections captioned “Beneficial Ownership of Securities” and “Equity Compensation Plan Information” and is incorporated herein by reference thereto. See also Item 5. “Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance Under Equity Compensation Plans” for the disclosure required by Item 201(d) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the 2007 Proxy Statement under the sections captioned “Certain Relationships and Related Transactions” and  “Corporate Governance—Director Qualification Standards” and is incorporated herein by reference thereto.

Item 14.                 Principal Accountant Fees and Services

The information required by this Item will be included in the 2007 Proxy Statement under the section captioned “Statement of Fees Paid to Independent Accountants” and is incorporated herein by reference thereto.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
By:	/s/ THOMAS F. ACKERMAN	Date: February 27, 2006
Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
By:	/s/ JAMES C. FOSTER	President, Chief Executive Officer and	February 27, 2007
	James C. Foster	Chairman
By:	/s/ THOMAS F. ACKERMAN	Corporate Executive Vice President	February 27, 2007
	Thomas F. Ackerman	and Chief Financial Officer
By:	/s/ STEPHEN D. CHUBB	Director	February 27, 2007
Stephen D. Chubb
By:	/s/ GEORGE E. MASSARO	Director	February 27, 2007
George E. Massaro
By:	/s/ LINDA MCGOLDRICK	Director	February 27, 2007
Linda McGoldrick
By:	/s/ GEORGE M. MILNE, JR.	Director	February 27, 2007
George M. Milne, Jr.
By:	/s/ DOUGLAS E. ROGERS	Director	February 27, 2007
Douglas E. Rogers
By:	/s/ SAMUEL O. THIER	Director	February 27, 2007
Samuel O. Thier
By:	/s/ WILLIAM H. WALTRIP	Director	February 27, 2007
William H. Waltrip

EXHIBIT INDEX

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation of Charles River Laboratories International, Inc. (filed as Exhibit 3.1). (1)
3.2		By-laws of Charles River Laboratories International, Inc. (Filed as Exhibit 3.2). (1)
4.1		Form of certificate representing shares of common stock, $0.01 per value per share (Filed as Exhibit 4.1). (1)
4.2		Indenture dated June 6, 2006, amount Charles river Laboratories International, Inc. and U.S. Bank National Association. (2)
4.3		Form of 2.25% Convertible Senior Note due 2013. (2)
10.4		Severance Agreement between Charles River Laboratories, Inc. and Real H. Renaud, dated January 20, 1992 (Filed as Exhibit 10.10). (1)+
10.5	*	1999 Charles River Laboratories Officer Separation Plan. +
10.6		Charles River Laboratories 1999 Management Stock Incentive Plan (Filed as Exhibit 10.6) + (3).
10.7		Charles River Laboratories 2000 Incentive Plan, as amended May 2003 and May 2005. (Filed as Exhibit 10.7). (3) +
10.8		Charles River Laboratories 2000 Directors Stock Plan (Filed as Exhibit 10.15). (1)+
10.9		Charles River Laboratories 2000 Incentive Plan Inland Revenue Approved Rules for UK Employees (Filed as Exhibit 99.1). (3)+
10.10		Form of Indemnification Agreement (Filed as Exhibit 10.16). (1)+
10.11		Form of Change in Control Agreement (Filed as Exhibit 10.11).(3) +
10.13		Summary of Director Compensation. + (6)
10.15		Executive Incentive Compensation Plan, as amended. (8) +
10.16		Form of Award Agreement under 2000 Incentive Plan.+ (5)
10.17		Form of Restricted Stock Award Agreement under 2000 Incentive Plan. +(5)
10.20		Inveresk Research Group, Inc. 2002 Stock Option and Incentive Compensation Plan, as amended and restated as of May 4, 2004. +(4)
10.21		Inveresk Research Group, Inc. 2002 Non-Employee Directors Stock Option Plan. +(4)
10.23		Charles River Laboratories Executive Life Insurance/Supplemental Retirement Income Plan.(6) +
10.25		Form of Resale Restriction Agreement. + (7)
10.27		Deferred Compensation Plan. (9) +

10.28

Second Amended and Restated Credit Agreement, dated as of July 31, 2006, among Charles River Laboratories International, Inc., the Subsidiary Borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, Credit Suisse Securities (USA) LLC, as syndication agent, and Bank of America, N.A., Citizens Bank of Massachusetts and Wachovia Bank, National Association, as co-documentation agents. (10)

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

(2)          Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 12, 2006.

(3)          Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on March 14, 2006.

(4)          Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, filed on October 20, 2004.

(5)          Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2004.

(6)          Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 9, 2005.

(7)          Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on  December 13, 2005

(8)          Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on  December 22, 2005.

(9)          Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on  February 14, 2006.

(10) Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on  August 2, 2006.