Form 10-Q
period 2007-03-31
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2007-05-09
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of May 1, 2007, there were 67,303,504 shares of the registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2007
Table of Contents

Special Note on Factors Affecting Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. (Charles River) that are based on current expectations, estimates, forecasts, and projections about the industries in which Charles River operates and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on current expectations and beliefs of Charles River and involve a number of risks, uncertainties, and assumptions that are difficult to predict.  For example, we may use forward-looking statements when addressing topics such as:  future demand for drug discovery and development products and services, including the outsourcing of these services; future actions by our management; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of our revenues; our cost structure; the impact of acquisitions and dispositions; the timing of the opening of new and expanded facilities; our expectations with respect to sales growth, efficiency improvements and operating synergies; changes in our expectations regarding future stock option, restricted stock and other equity grants to employees and directors; changes in our expectations regarding our stock repurchases; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our cash flow and liquidity. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 30, 2006 under the section entitled “Risks Related to Our Business and Industry,” the section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks.  New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

Part I. Financial Information

Item 1.                          Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2007	April 1, 2006
Net sales related to products	$105,477	$95,315
Net sales related to services	185,722	158,826
Total net sales	291,199	254,141
Costs and expenses
Cost of products sold	56,134	50,824
Cost of services provided	119,492	107,812
Selling, general and administrative	53,017	42,734
Amortization of intangibles	7,855	9,075
Operating income	54,701	43,696
Other income (expense)
Interest income	2,287	778
Interest expense	(4,346)	(3,794)
Other, net	149	48
Income before income taxes and minority interests	52,791	40,728
Provision for income taxes	15,310	11,811
Income before minority interests	37,481	28,917
Minority interests	(254)	(402)
Income from continuing operations	37,227	28,515
(Loss) from discontinued businesses, net of tax	(464)	(128,630)
Net income (loss)	$36,763	$(100,115)

Earnings (loss) per common share
Basic:
Continuing operations	$0.56	$0.40
Discontinued operations	$(0.01)	$(1.80)
Net income	$0.55	$(1.40)

Diluted:
Continuing operations	$0.55	$0.39
Discontinued operations	$(0.01)	$(1.76)
Net income	$0.54	$(1.37)

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands)

	March 31, 2007	December 30 2006
Assets
Current assets
Cash and cash equivalents	$136,537	$175,380
Trade receivables, net	210,166	202,658
Inventories	75,681	72,362
Other current assets	54,186	44,363
Current assets of discontinued operations	5,669	6,330
Total current assets	482,239	501,093
Property, plant and equipment, net	566,145	534,745
Goodwill, net	1,119,389	1,119,309
Other intangibles, net	159,368	160,204
Deferred tax asset	98,599	107,498
Other assets	142,320	133,944
Long term assets of discontinued operations	334	751
Total assets	$2,568,394	$2,557,544
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt and capital lease obligations	$25,759	$24,977
Accounts payable	37,256	28,223
Accrued compensation	29,992	41,651
Deferred revenue	88,526	93,197
Accrued liabilities	43,986	41,991
Other current liabilities	20,322	25,625
Current liabilities of discontinued operations	449	3,667
Total current liabilities	246,290	259,331
Long-term debt and capital lease obligations	527,555	547,084
Other long-term liabilities	149,911	146,695
Total liabilities	923,756	953,110
Commitments and contingencies
Minority interests	2,420	9,223
Shareholders’ equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 73,875,045 shares issued and 67,238,836 outstanding at March 31, 2007 and 73,416,303 issued and 66,919,634 shares outstanding at December 30, 2006	739	734
Capital in excess of par value	1,830,213	1,818,138
Accumulated earnings	59,886	23,123
Treasury stock, at cost, 6,636,209 and 6,496,669 shares and at March 31, 2007 and December 30, 2006, respectively	(274,249)	(267,955)
Accumulated other comprehensive income	25,629	21,171
Total shareholders’ equity	1,642,218	1,595,211
Total liabilities and shareholders’ equity	$2,568,394	$2,557,544

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31, 2007	April 1, 2006
Cash flows relating to operating activities
Net income (loss)	$36,763	$(100,115)
Less: Loss from discontinued operations	(464)	(128,630)
Income from continuing operations	37,227	28,515
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	19,913	19,659
Impairment charge	719	—
Amortization of debt issuance costs and discounts	690	356
Amortization of premiums on marketable securities	11	15
Provision for doubtful accounts	(164)	(124)
Minority interests	254	402
Deferred income taxes	(213)	(1,766)
Loss on disposal of property, plant, and equipment	105	47
Non-cash compensation	5,455	5,073
Net purchases, proceeds and gains on trading securities	(162)	—
Changes in assets and liabilities:
Trade receivables	(6,220)	181
Inventories	(3,044)	(2,634)
Other current assets	(2,954)	(7,503)
Other assets	(947)	(610)
Accounts payable	8,001	2,362
Accrued compensation	(11,808)	(13,471)
Deferred revenue	(4,672)	(12,049)
Accrued liabilities	1,290	(4,467)
Other current liabilities	(5,458)	(16,440)
Other long-term liabilities	1,071	245
Net cash provided by (used in) operating activities	39,094	(2,209)
Cash flows relating to investing activities
Acquisition of minority interest	(10,899)	—
Capital expenditures	(37,924)	(39,387)
Purchases of marketable securities	(92,083)	—
Proceeds from sales of property, plant and equipment	—	9
Proceeds from sale of marketable securities	84,746	13,606
Net cash used in investing activities	(56,160)	(25,772)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	—	27,900
Payments on long-term debt, capital lease obligation and revolving credit agreement	(18,914)	(17,165)
Proceeds from exercises of employee stock options	4,939	15,250
Excess tax benefit from exercises of employee stock options	1,824	1,833
Dividends paid to minority interests	(1,357)	(1,916)
Purchase of treasury stock	(6,294)	(13,766)
Payment of deferred financing costs	—	(94)
Net cash provided by (used in) financing activities	(19,802)	12,042
Discontinued operations
Net cash (used in) provided by operating activities	(2,605)	2,535
Net cash used in investing activities	—	(253)
Net cash used in financing activities	—	(48)
Net cash (used in) provided by discontinued operations	(2,605)	2,234
Effect of exchange rate changes on cash and cash equivalents	630	340
Net change in cash and cash equivalents	(38,843)	(13,365)
Cash and cash equivalents, beginning of period	175,380	114,821
Cash and cash equivalents, end of period	$136,537	$101,456

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands)

	Total	Accumulated Earnings	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Treasury Stock
Balance at December 30, 2006	$1,595,211	$23,123	$21,171	$734	$1,818,138	$(267,955)
Components of comprehensive income, net of tax:
Net income	$36,763	$36,763	$—	$—	$—	$—
Foreign currency translation adjustment	4,212	—	4,212	—	—	—
Amortization of pension gains (losses) and prior service (cost) credits	242	—	242	—	—	—
Unrealized gain on marketable securities	4	—	4	—	—	—
Total comprehensive income	41,221	—	—	—	—	—
Tax benefit associated with stock issued under employee compensation plans	1,686	—	—	—	1,686	—
Issuance of stock under employee compensation plans	4,939	—	—	5	4,934	—
Acquisition of treasury shares	(6,294)	—	—	—	—	(6,294)
Stock-based compensation	5,152	—	—	—	5,152	—
Performance based compensation	303	—	—	—	303	—
Balance at March 31, 2007	$1,642,218	$59,886	$25,629	$739	$1,830,213	$(274,249)

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1.             Basis of Presentation

The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to state fairly the financial position and results of operations of Charles River Laboratories International, Inc. (the “Company”). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

Certain amounts in prior-year financial statements and related notes have been reclassified to conform with the current year presentation.

2.             Discontinued Operations

During 2006, the Company sold Phase II-IV of its clinical services business.  Actions to initiate this sale began during the first quarter of fiscal 2006.  Accordingly, management performed appropriate goodwill impairment and asset impairment tests for the clinical business segment.  As a result, the Company recorded charges of $129,187 to write-down the value of the goodwill associated with the clinical business in the first quarter of 2006.  In addition, during 2006, the Company made a decision to close its Interventional and Surgical Services (ISS) business, which was formerly included in the Preclinical Services segment.

The consolidated financial statements have been reclassified to segregate, as discontinued operations, the assets and liabilities, operating results and cash flows, of the businesses being discontinued for all periods presented. Operating results from discontinued operations are as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
Net sales	$372	$29,628
Loss from operations of discontinued businesses, before income taxes	(679)	(128,401)
Provision for income taxes	(215)	229
Loss from operations of discontinued businesses, net of taxes	$(464)	$(128,630)

Assets and liabilities of discontinued operations at March 31, 2007 and December 30, 2006 consisted of the following:

	March 31, 2007	December 30, 2006
Current assets	$5,669	$6,330
Long-term assets	334	751
Total assets	$6,003	$7,081

Current liabilities	$449	$3,667
Total liabilities	$449	$3,667

Current assets included accounts receivable, prepaid income taxes, deferred income taxes and other current assets. Non-current assets included property, plant and equipment, goodwill and other intangible assets and deferred income taxes. Current liabilities consisted of accounts payable, deferred income and accrued expenses.

3.             Business Acquisitions

On January 4, 2007, the Company acquired the remaining 15% of the equity (319,199 common shares) of Charles River Laboratories Japan, Inc. from Ajinomoto Company, Inc., the minority interest partner. As of the effective date of this transaction, the Company owns 100% of Charles River Japan. The purchase price for the equity was 1.3 billion yen, or approximately $10,899, which was paid in cash.  The preliminary purchase price allocation is as follows:

Minority interest acquired	$5,624
Property, plant and equipment	3,394
Deferred tax liability	(4,187)
Intangible asset (customer relationships with 15 year estimated amortization life)	6,068
$10,899

On October 30, 2006, the Company acquired all of the capital stock of privately held Tacoma, Washington based Northwest Kinetics for $29,500 in cash. Northwest Kinetics runs clinical trials, primarily in Phase I, in a 150 bed facility with a focus on high end clinical pharmacology studies.

The preliminary purchase price allocation associated with the Northwest Kinetics acquisition, including transaction costs of $265 incurred by the Company and net of $812 of cash acquired, is as follows:

Current assets (excluding cash)	$6,741
Property, plant and equipment	2,983
Non-current assets	100
Current liabilities	(6,378)
Non-current liabilities	(7,493)
Goodwill and other intangibles acquired	32,857
Total purchase price allocation	$28,810

In conjunction with the purchase of Northwest Kinetics, the Company utilized $2,076 of available cash to prepay Northwest Kinetics’ existing debt.

The breakout of goodwill and other intangibles acquired with the Northwest Kinetics acquisition was as follows:

		Weighted average amortization life (years)
Customer relationships	$13,700	12
Participant list	1,300	12
Non-compete covenants	200	5
Trademarks and trade names	40	1
Goodwill	17,617	—
Total goodwill and other intangibles	$32,857

The following selected unaudited pro forma consolidated results of operations are presented as if the above acquisitions had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments including the amortization of intangibles. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the companies operated as one during the periods reported. No effect has been given for synergies, if any, that may have been realized through the acquisitions.

	Three Months Ended
	March 31, 2007	April 1, 2006
	(as reported)	(proforma)
Net sales	$291,199	$256,953
Operating income	54,701	42,748
Income from continuing operations	37,227	27,888
Earnings per common share for continuing operations
Basic	$0.56	$0.39
Diluted	$0.55	$0.38

Refer to Note 8 for further discussion of the method of computation of earnings per share.

4.             Supplemental Balance Sheet Information

The composition of trade receivables is as follows:

	March 31, 2007	December 30, 2006
Customer receivables	$160,433	$156,411
Unbilled revenue	52,674	49,356
Total	213,107	205,767
Less allowance for doubtful accounts	(2,941)	(3,109)
Net trade receivables	$210,166	$202,658

The composition of inventories is as follows:

	March 31, 2007	December 30, 2006
Raw materials and supplies	$11,883	$11,715
Work in process	7,244	6,107
Finished products	56,554	54,540
Inventories	$75,681	$72,362

The composition of other current assets is as follows:

	March 31, 2007	December 30, 2006
Prepaid assets	$22,813	$19,686
Deferred tax asset	15,925	10,176
Prepaid income tax	8,521	7,051
Marketable securities	6,927	7,450
Other current assets	$54,186	$44,363

The composition of net property, plant and equipment is as follows:

	March 31, 2007	December 30, 2006
Land	$16,307	$16,173
Buildings	349,453	339,786
Machinery and equipment	286,062	280,126
Leasehold improvements	16,494	16,248
Furniture and fixtures	6,969	6,790
Vehicles	4,922	4,843
Construction in progress	214,770	186,105
Total	894,977	850,071
Less accumulated depreciation	(328,832)	(315,326)
Net property, plant and equipment	$566,145	$534,745

Depreciation expense for the three months ended March 31, 2007 and April 1, 2006 was $12,058 and $10,584, respectively.

The composition of other assets is as follows:

	March 31, 2007	December 30, 2006
Deferred financing costs	$10,430	$11,120
Cash surrender value of life insurance policies	14,470	14,360
Long-term marketable securities	112,015	103,922
Other assets	5,405	4,542
Other assets	$142,320	$133,944

The composition of other current liabilities is as follows:

	March 31, 2007	December 30, 2006
Accrued income taxes	$15,698	$23,048
Current deferred tax liability	2,148	2,149
Accrued interest	2,476	428
Other current liabilities	$20,322	$25,625

The composition of other long-term liabilities is as follows:

	March 31, 2007	December 30, 2006
Deferred tax liability	$58,567	$56,372
Long-term pension liability	47,972	49,553
Accrued Executive Supplemental Life Insurance Retirement Plan	30,272	29,262
Other long-term liabilities	13,100	11,508
Other long-term liabilities	$149,911	$146,695

5.             Marketable Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$105,012	$—	$—	$105,012
Mutual funds	5,083	193	—	5,276
Government securities and obligations	4,868	50	(92)	4,826
Corporate debt securities	3,851	11	(34)	3,828
	$118,814	$254	$(126)	$118,942

	December 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$96,976	$—	$—	$96,976
Mutual funds	5,069	101	(47)	5,123
Government securities and obligations	5,958	54	(108)	5,904
Corporate debt securities	3,392	2	(25)	3,369
	$111,395	$157	$(180)	$111,372

Maturities of corporate debt securities and government securities and obligations classified as available for sale were as follows:

	March 31, 2007		December 30, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$6,742	$6,927	$7,416	$7,450
Due after one year through five years	112,065	112,015	103,979	103,922
	$118,807	$118,942	$111,395	$111,372

Marketable securities due after one year are included in other assets on the consolidated balance sheets.

6.             Goodwill and Other Intangible Assets

The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	March 31, 2007		December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$1,132,167	$(12,778)	$1,132,074	$(12,765)
Other intangible assets not subject to amortization:
Research models	3,438	—	3,438	—
Other intangible assets subject to amortization:
Backlog	55,176	(54,804)	54,734	(54,718)
Customer relationships	206,409	(55,537)	197,302	(47,407)
Customer contracts	1,655	(1,655)	1,655	(1,655)
Trademarks and trade names	3,040	(2,083)	3,278	(2,012)
Standard operating procedures	1,277	(1,301)	1,357	(1,263)
Other identifiable intangible assets	9,228	(5,475)	10,599	(5,104)
Total other intangible assets	$280,223	$(120,855)	$272,363	$(112,159)

The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

	Balance at December 30,	Adjustments to Goodwill		Balance at
	2006	Acquisitions	Other	March 31, 2007
Research Models and Services
Gross carrying amount	$16,924	$—	$(72)	$16,852
Accumulated amortization	(4,837)	—	(13)	(4,850)
Preclinical Services
Gross carrying amount	1,115,150	—	165	1,115,315
Accumulated amortization	(7,928)	—	—	(7,928)
Total
Gross carrying amount	$1,132,074	$—	$93	$1,132,167
Accumulated amortization	(12,765)	—	(13)	(12,778)

7.                 Long-Term Debt

Long-Term Debt

On July 31, 2006, the Company amended and restated its then-existing $660,000 credit agreement to reduce the current interest rate, modify certain restrictive covenants and extend the term. The now $428,000 credit agreement provides for a $156,000 U.S. term loan facility, a $200,000 U.S. revolving facility, a C$57,800 term loan facility and a C$12,000 revolving facility for a Canadian subsidiary, and a GBP 6,000 revolving facility for a U.K. subsidiary. The $156,000 term loan facility matures in 20 quarterly installments with the last installment due June 30, 2011. The $200,000 U.S. revolving facility matures on July 31, 2011 and requires no scheduled payment before that date. Under specified circumstances, the $200,000 U.S. revolving facility may be increased by $100,000. The Canadian term loan is repayable in full by June 30, 2011 and requires no scheduled prepayment before that date. The Canadian and UK revolving facilities mature on July 31, 2011 and require no scheduled prepayment before that date. The interest rate applicable to the Canadian term loan and the Canadian and U.K. revolving loans under the credit agreement is the adjusted LIBOR rate in its relevant currency plus an interest rate margin based upon the Company’s leverage ratio. The interest rates applicable to term loans and revolving loans under the credit agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon the Company’s leverage ratio. Based on the Company’s leverage ratio, the margin range for LIBOR based loans is 0.625% to 0.875%. The interest rate margin was 0.75% as of March 31, 2007. The Company has pledged the stock of certain subsidiaries as well as certain U.S. assets as security for the $428,000 credit agreement. The $428,000 credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. The Company had $5,388 outstanding under letters of credit as of March 31, 2007 and December 30, 2006.

During the first quarter of 2007, the Company did not borrow under our revolving credit facility.  As of March 31, 2007, there was no outstanding balance on the revolving facility.

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

As of March 31, 2007, the entire balance of the $50,000 credit agreement was outstanding and classified as long-term as the Company has the ability and intent to refinance this loan.

On June 12, 2006, the Company issued $300,000 aggregate principal amount of convertible senior notes (the 2013 Notes) in a private placement with net proceeds to the Company of approximately $294,000. On June 20, 2006, the initial purchasers associated with this convertible debt offering exercised an option to purchase an additional $50,000 of the 2013 Notes for additional net proceeds to the Company of approximately $49,000. The 2013 Notes bear interest at 2.25% per annum, payable semi-annually, and mature on June 15, 2013. The 2013 Notes are convertible into cash and shares of the Company’s common stock (or, at the Company’s election, cash in lieu of some or all of such common stock), if any, based on an initial conversion rate, subject to adjustment, of 20.4337 shares of the Company’s common stock per $1,000 principal amount of notes (which represents an initial conversion price of $48.94 per share), only in the following circumstances and to the following extent: (i) during any fiscal quarter beginning after July 1, 2006 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the  immediately preceding fiscal quarter is more than 130% of the conversion price on the last day of such preceding fiscal quarter; (ii) during the five business-day period after any five consecutive trading-day period, or the measurement period, in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2013 Notes; and (iv) at the option of the holder at any time beginning on the date that is two months prior to the stated maturity date and ending on the close of business on the second trading-day immediately preceding the maturity date. Upon conversion, the Company will pay cash and shares of its common stock (or, at its election, cash in lieu of some or all of such common stock), if any. As of March 31, 2007, no conversion triggers were met. If the Company undergoes a fundamental change as described in the indenture for the 2013 Notes, holders will have the option to require the Company to purchase all or any portion of their notes for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the purchase date. The related debt issuance costs of $7,000 were deferred and are being amortized on a straight-line basis over a seven-year term.

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

In accordance with Emerging Issues Task Force Issue (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company recorded both the purchase of the convertible note hedges and the sale of the warrants as adjustments to additional paid in capital, and will not recognize subsequent changes in fair value of the agreement. At March 31, 2007, the fair value of the outstanding 2013 Notes was approximately $394,844, based on their quoted market value.

8.             Shareholders’ Equity

Earnings (Loss) per Share

Basic earnings per share for the three months ended March 31, 2007 and April 1, 2006 was computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for the three months ended March 31, 2007 and April 1, 2006 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.

Options to purchase 2,835,244 shares and 1,394,921 shares were outstanding at March 31, 2007 and April 1, 2006, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.  In addition, as of March 31, 2007, no conversion triggers related to the Company’s $350,000 convertible senior notes were met.  Accordingly, the convertible senior notes are not included in the calculation of diluted earnings per share.

Basic weighted average shares outstanding for the three months ended March 31, 2007 and April 1, 2006 excluded the weighted average impact of 948,060 and 575,863 shares, respectively, of non-vested fixed restricted stock awards.

The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31, 2007	April 1, 2006
Numerator:
Income from continuing operations for purposes of calculating earnings per share	$37,227	$28,515
Loss from discontinued businesses	$(464)	$(128,630)
Denominator:
Weighted average shares outstanding—Basic	66,346,152	71,505,478
Effect of dilutive securities:
Stock options and contingently issued restricted stock	1,153,912	1,239,254
Warrants	132,716	145,505
Weighted average shares outstanding—Diluted	67,632,780	72,890,237
Basic earnings per share from continuing operations	$0.56	$0.40
Basic earnings (loss) per share from discontinued operations	$(0.01)	$(1.80)
Diluted earnings per share from continuing operations	$0.55	$0.39
Diluted earnings (loss) per share from discontinued operations	$(0.01)	$(1.76)

The sum of the earnings per share from continuing operations and the earnings (loss) per share from discontinued operations does not necessarily equal the earnings (loss) per share from net income in the condensed consolidated statements of operations due to rounding.

Treasury Shares

On July 27, 2005, the Board of Directors authorized a share repurchase program to acquire up to $50,000 of common stock. On October 26, 2005, the Board of Directors authorized increasing the share repurchase program by $50,000 to a total of $100,000. On May 9, 2006, the Board of Directors authorized an additional increase of the Company’s share repurchase program by $200,000 to acquire up to a total of $300,000 of common stock. The program does not have a fixed expiration date.  In order to facilitate these share repurchases, the Company entered into Rule 10b5-1 Purchase Plans.

As of March 31, 2007, approximately $31,102 remains authorized for share repurchases.

Share repurchases during the three months ended March 31, 2007 and April 1, 2006 were as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
Number of shares of common stock repurchased	95,200	246,900
Total cost of repurchase	$4,210	$11,429

Additionally, the Company’s 2000 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the quarters ended March 31, 2007 and April 1, 2006,  the Company acquired 44,340 shares for $2,084 and 47,701 shares for $2,337, respectively, as a result of such withholdings.

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

As part of the recapitalization of the Company in 1999, the Company issued 150,000 units, each comprised of a $1,000 senior subordinated note and a warrant to purchase 7.6 shares of common stock of the Company for total proceeds of $150,000. The Company allocated the $150,000 offering proceeds between the senior subordinated notes ($147,872) and the warrants ($2,128), based upon the estimated fair value. The portion of the proceeds allocated to the warrants is reflected as capital in excess of par in the accompanying consolidated financial statements. Each warrant entitles the holder, subject to certain conditions, to purchase 7.6 shares of common stock of the Company at an exercise price of $5.19 per share of common stock, subject to adjustment under some circumstances. Upon exercise, the holders of warrants would be entitled to purchase 149,910 shares of common stock of the Company as of March 31, 2007. The warrants expire on October 1, 2009.

9.             Income Taxes

The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statement of income:

	Three Months Ended
	March 31, 2007	April 1, 2006
Income before income taxes and minority interest	$52,791	$40,728
Effective tax rate	29.0%	29.0%
Provision for income tax	$15,310	$11,811

The Company’s overall effective tax rate was 29.0% in the first quarter of 2007 and the first quarter of 2006.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”) on December 31, 2006. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits.  The total amount of unrecognized tax benefits as of the date of adoption was $17,514.  Included in this balance is $8,260 of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.

The Company continues to recognize interest and penalties related to uncertain tax positions in income tax expense.  The total amount of accrued interest relating to uncertain tax positions as of December 31, 2006 and March 31, 2007 is approximately $617 and $897 respectively. The Company has not recorded a provision for penalties associated with uncertain tax positions.

The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in the U.S. and foreign jurisdictions.  In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including but not limited to such major jurisdictions as Canada, the United Kingdom and the United States. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2002.

The Company and certain of its subsidiaries are currently under audit by Canada Revenue Agency, the Internal Revenue Service in the United States and HM Revenue and Customs in the United Kingdom. On May 7, 2007, the Company received, in connection with the Internal Revenue Service (IRS) examinations of the 2004 tax returns of the Company and an acquired subsidiary, two Revenue Agent Reports (RARs). The Company is preparing its formal protest to certain adjustments included in the RARs and does not believe the ultimate settlement of these proposed adjustments will have a material impact to the financial statements. It is also likely that the examination phase of the Canadian and U.K. audits may conclude in 2007. The Company believes it has appropriately provided for all uncertain tax positions.

Due to the extensive protocol involved in finalizing audits with the relevant tax authorities, including potential formal legal proceedings, it is not possible to estimate the impact of any amount of change to previously recorded uncertain tax positions.

10.          Employee Benefits

The following table provides the components of net periodic benefit cost for the Company’s defined benefit plans:

	Pension Benefits		Supplemental Retirement Benefits
	March 31,2007	April 1, 2006	March 31,2007	April 1, 2006
Service cost	$1,530	$1,635	$220	$290
Interest cost	2,836	2,449	396	317
Expected return on plan assets	(3,080)	(2,423)	—	—
Amortization of prior service cost	(132)	(133)	125	38
Amortization of net loss (gain)	108	190	143	230
Net periodic benefit cost	$1,262	$1,718	$884	$875

The Company contributed $2,203 and $1,914 to its pension plans during the three months ended March 31, 2007 and April 1, 2006, respectively.

11.          Stock-Based Compensation Plans

Effective January 1, 2006, the Company adopted, on a modified prospective basis, the provisions of SFAS No. 123(R), “Share-Based Payment (Revised 2004),” (“SFAS No. 123(R)”) and related guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and restricted stock awards based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period.

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The effect of recording stock-based compensation for the three months ended March 31, 2007 and April 1, 2006 was as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
Stock-based compensation expense by type of award:
Stock options	$2,538	$3,579
Restricted stock	2,917	1,999
Share based compensation expense before tax	5,455	5,578
Income tax benefit	(1,698)	(1,389)
Reduction to income from continuing operations	3,757	4,189
Share based compensation expense of discontinued businesses, net of tax	—	251
Reduction to net income	$3,757	$4,440

Reduction to earnings per share
Basic	$0.06	$0.06
Diluted	$0.06	$0.06
Effect on income by line item:
Cost of sales	$1,788	$1,955
Selling and administration	3,667	3,623
Share based compensation expense before tax	5,455	5,578
Income tax benefit	(1,698)	(1,389)
Operations of discontinued businesses, net of tax	—	251
Reduction to net income	$3,757	$4,440

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key inputs and assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option. The risk free interest rate was based on the market yield for the five year U.S. Treasury security. The expected life of options was determined using historical option exercise activity. Management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair values of stock-based awards granted were estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2007	April 1, 2006
Expected life (in years)	5.00	4.27
Expected volatility	30%	30%
Risk-free interest rate	4.60%	4.35%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$16.38	$14.71

Stock Options

The following table summarizes the stock option activity in the equity incentive plans from December 30, 2006 through March 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 30, 2006	5,392,613	$36.50
Options granted	840,220	$46.59
Options exercised	(190,675)	$25.90
Options canceled	(50,698)	$41.26

Options outstanding as of March 31, 2007	5,991,460	$38.21	6.14 years	$50,205

Options exercisable as of March 31, 2007	4,015,644	$35.53	5.74 years	$44,210

As of March 31, 2007, the unrecognized compensation cost related to unvested stock options was $25,607 net of estimated forfeitures. This unrecognized compensation will be recognized over an estimated weighted average amortization period of 38 months.

The total intrinsic value of options exercised during the three months ending March 31, 2007 and April 1, 2006 was $3,778 and $6,721, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price. The total amount of cash received from the exercise of options during the three months ended March 31, 2007 and April 1, 2006 was $4,939 and $15,250, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $4,939 and $1,833 for the three months ending March 31, 2007 and April 1, 2006, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock

Stock compensation expense associated with restricted common stock is charged for the market value on the date of grant, less estimated forfeitures, and is amortized over the awards’ vesting period on a straight-line basis.

The following table summarizes the restricted stock activity from December 30, 2006 through March 31, 2007:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding December 30, 2006	653,780	$42.91
Granted	294,280	$46.59
Vested	(144,051)	$47.48
Cancelled	(8,493)	$42.34

Outstanding March 31, 2007	795,516	$43.46

As of March 31, 2007, the unrecognized compensation cost related to unvested restricted stock was $28,808 net of estimated forfeitures. This unrecognized compensation will be recognized over an estimated weighted average amortization period of 37 months. The total fair value of restricted stock grants that vested during the three months ending March 31, 2007 and April 1, 2006 was $6,839 and $7,537, respectively.

Performance Based Stock Award Program

During the first quarter of 2007, the Company adopted a new performance-based stock award program for its executives.  Compensation expense of $303 has been recorded during the three months ended March 31, 2007 associated with awards made during the quarter under this new program.  Payout of this award is contingent upon achievement of individualized stretch goals during 2007 as determined by the Company’s Board of Directors.

12.          Commitments and Contingencies

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s consolidated financial statements.

13.          Business Segment Information

The Company reports two segments, Research Models and Services (“RMS”) and Preclinical Services (“PCS”).

RMS includes the Company’s research model business, research model services, vaccine support services and in vitro technology services. PCS includes development services which enable customers to accelerate their drug discovery and development process. These services are FDA compliant services that aid customers in drug safety assessment and biologicals safety testing. In connection with discontinuing the Company’s Phase II-IV Clinical business during 2006, the Phase I Clinical business has been combined with the PCS segment. The Phase I Clinical business is an integral component of the Company’s service offerings as it supports customers’ preclinical efforts through early-stage clinical trials. The combination of the Phase I Clinical Services business into the PCS segment better reflects the Company’s operating results and the manner in which the businesses are managed. Segment data for the three months ended April 1, 2006 has been restated to reflect this combination. The following table presents sales to unaffiliated customers and other financial information by product line segment.

	Three Months Ended
	March 31, 2007	April 1, 2006
Research Models and Services
Net sales	$143,068	$128,972
Gross margin	63,654	55,866
Operating income	47,021	40,476
Depreciation and amortization	5,569	5,035
Capital expenditures	7,084	3,566
Preclinical Services
Net sales	$148,131	$125,169
Gross margin	51,919	39,639
Operating income	23,444	13,788
Depreciation and amortization	14,344	14,624
Capital expenditures	30,840	35,821

A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
Total segment operating income	$70,465	$54,264
Unallocated corporate overhead	(15,764)	(10,568)
Consolidated operating income	$54,701	$43,696

A summary of unallocated corporate overhead consists of the following:

	Three Months Ended
	March 31, 2007	April 1, 2006
Restricted stock and performance based compensation expense	$2,669	$652
US pension expense	1,826	1,818
Audit, tax and related expenses	1,206	1,665
Executive officers’ salary and bonus	866	864
Employees’ salary	1,944	1,936
Global IT	1,740	—
Employee health and fringe cost	1,868	2,155
Other general unallocated corporate expenses	3,645	1,478
	$15,764	$10,568

Other general unallocated corporate expenses consist of various departmental costs including corporate accounting, legal and investor relations.

14.          Recently Issued Accounting Standards

The FASB has issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 effective December 31, 2006 which did not have a significant impact on its consolidated financial results.  Refer to Note 9.

The Company adopted the recognition and disclosure requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158) as of December 30, 2006. This Standard includes two phases of implementation. The second phase of SFAS 158 requires that the valuation date of plan accounts be as of the end of the fiscal year, with that change required to be implemented by fiscal years ending after December 15, 2008. The Company will change the valuation date relating to its foreign plans which will not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS 159 are not expected to have a material impact on the Company’s consolidated financial statements.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes.

Overview

Continuing Operations

We are a leading global provider of solutions that advance the drug discovery and development process, including research models and associated services and outsourced preclinical services, which include Phase I clinical services. We partner with global pharmaceutical companies, a wide range of biotechnology companies, as well as government agencies, leading hospitals and academic institutions throughout the world in order to bring drugs to market faster and more efficiently. Our wide array of tools and services enables our customers to reduce costs, increase speed and enhance their productivity and effectiveness in drug discovery and development.  We have been in business for 60 years.

We report two segments: Research Models and Services (RMS) and Preclinical Services (PCS), which reflect the manner in which our operating units are managed. Our PSC segment includes our Phase I clinical services business which we view as an integral strategic component of our service offerings which enables us to support our customers’ preclinical efforts through early-stage clinical trials.

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

We expect our continuing capacity expansion program to position us to take advantage of these long-term opportunities. Our capital expenditures of $37.9 million during the three months ended March 31, 2007, and our planned capital expenditures in the range of $200 million to $225 million for total 2007, reflect our ongoing commitment to this strategy.  To meet the market needs of our preclinical segment, we have opened our preclinical site in Massachusetts, we plan to open our preclinical site in Nevada in 2008 and plan to construct additional preclinical capacity in Scotland, Canada, Ohio and China. The opening of our California RMS expansion  and the ground breaking of  our facility in Maryland, which will support the National Cancer Institute (NCI) contract, reflects our commitment to address our future RMS needs and capabilities.  In addition to internally generated organic growth, our business strategy includes strategic “bolt-on” acquisitions that complement our business, increase the rate of our growth or geographically expand our existing services.

Total net sales during the first quarter of 2007 were $291.2 million, an increase of 14.6% over the same period last year. The sales increase was due primarily to increased customer demand and higher pricing. The effect of foreign currency translation added 2.7% to sales growth. Our gross margin increased to 39.7% of net sales, compared to 37.6% of net sales for the first quarter of 2006, due primarily to improved capacity utilization in the PCS and RMS segments.

Our operating income for the first quarter of 2007 was $54.7 million compared to $43.7 million for the first quarter of 2006 an increase of 25.2%. The operating margin was 18.8% compared to 17.2% for the prior year primarily due to improved margins in the PCS and RMS businesses. Net income from continuing operations was $37.2 million for the three months ended March 31, 2007 compared to $28.5 million for the three months ended April 1, 2006. Diluted earnings per share from continuing operations for the first quarter of 2007 were $0.55 compared to $0.39 for the first quarter of 2006.

Our RMS segment, which represented 49.1% of net sales in the first quarter of 2007, includes research models, transgenic services, laboratory services, preconditioning services, consulting and staffing services, vaccine support and in vitro technology (primarily endotoxin testing).  Net sales for this segment increased 10.9% compared to the first quarter of 2006, due to increased large model shipments, transgenic sales and increased small model sales in the United States partially offset by lower small model growth in Europe and Japan.  Sales of large models increased as shipments which had been delayed from the fourth quarter of 2006 due to an extended quarantine were released.  Favorable foreign currency translation increased the net sales gain by 2.6%. We experienced increases in both the RMS gross margin and operating margin (to 44.5% from 43.3% and to 32.9% from 31.4%, respectively), mainly due to the impact of higher large model sales, higher transgenic sales and increased small model sales in the United States.  Our Northern California production facility expansion is intended to meet our West Coast customers’ increased need for models, preconditioning services and value-added model characterization services for their drug discovery and development efforts.  We expect to begin production in approximately one-half of this addition in the second quarter of 2007.

Our PCS segment, which represented 50.9% of net sales in the first quarter of 2007, includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical, bioanalysis, pharmacokinetics and drug metabolism services, as well as, Phase I clinical trials.  Sales for this segment increased 18.3% over the first quarter of 2006.  Sales were driven by continuing strong demand for general and specialty toxicology studies by pharmaceutical and biotechnology customers and the addition of the Northwest Kinetics Phase I clinical services business.  Favorable foreign currency increased sales growth by 2.8%.  We experienced increases in both the PCS gross margin and operating margin (to 35.0% from 31.7% and to 15.8% from 11.0%, respectively), mainly due to the increased sales which resulted in increased capacity utilization and the benefit of cost savings initiatives implemented in 2006.  We expect to see increasing levels of customer demand in certain of our development services businesses, particularly large model, reproductive and inhalation toxicology.  We continue to focus on meeting the growing demand for our preclinical services and increased outsourcing trends through our capital expansion program.

Discontinued Operations

Our former Phase II-IV Clinical Services and our Interventional and Surgical Services (ISS) businesses are reported as discontinued operations. Our historical information has been reclassified to reflect discontinued operations.

Net loss from discontinued operations for the first quarter of 2007 was $0.5 million which relates to results from our ISS business.

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

Three Months Ended March 31, 2007 Compared to Three Months Ended April 1, 2006

Net Sales. Net sales for the three months ended March 31, 2007 were $291.2 million, an increase of $37.1 million, or 14.6%, from $254.1 million for the three months ended April 1, 2006.

Research Models and Services.   For the three months ended March 31, 2007, net sales for our RMS segment were $143.1 million, an increase of $14.1 million, or 10.9%, from $129.0 million for the three months ended April 1, 2006, due to strong demand for research models from large pharmaceutical customers in North America, increased demand for transgenic services and higher sales of in vitro products partially offset by lower small model growth in Europe and Japan.  Sales of large models increased as shipments which had been delayed from the fourth quarter of 2006 due to an extended quarantine were released.  Favorable foreign currency translation increased our net sales gain by 2.6%. RMS sales increased due to pricing and unit volume increases in both models and services including large models. The RMS sales growth was driven by increases in basic research and biotechnology spending, which drove greater demand for our products and services.

Preclinical Services.   For the three months ended March 31, 2007, net sales from this segment were $148.1 million, an increase of $22.9 million, or 18.3%, from $125.2 million for the three months ended April 1, 2006. Favorable foreign currency translation increased our net sales gain by 2.8%. The increase in PCS sales was primarily due to the increased customer demand for toxicology and other specialty preclinical services, reflecting increased drug development efforts and customer outsourcing and the addition of Northwest Kinetics Phase I clinical service business.

Cost of Products Sold and Services Provided.   Cost of products sold and services provided during the first quarter of 2007 was $175.6 million, an increase of $17.0 million, or 10.7%, from $158.6 million during the first quarter of 2006. Cost of products sold and services provided during the three months ended March 31, 2007 was 60.3% of net sales, compared to 62.4% during the three months ended April 1, 2006 due to greater utilization which resulted from the increased sales.

Research Models and Services.   Cost of products sold and services provided for RMS during the first quarter of  2007 was $79.4 million, an increase of $6.3 million, or 8.6%, compared to $73.1 million in 2006. Cost of products sold and services provided for the three months ended March 31, 2007 decreased to 55.5% of net sales compared to 56.7% of net sales for the three months ended April 1,2006.  The greater facility utilization was the result of the increased sales during the quarter.

Preclinical Services.   Cost of products sold and services provided for the Preclinical Services segment during the first quarter of  2007 was $96.2 million, an increase of $10.7 million, or 12.5%, compared to $85.5 million in 2006. Cost of products sold and services provided as a percentage of net sales was 65.0% during the three months ended March 31, 2007, compared to 68.3% for the three months ended 2006. The decrease in cost of products sold and services provided as a percentage of net sales was primarily due to improved capacity utilization resulting from the increased sales of services.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the three months ended March 31, 2007 were $53.0 million, an increase of $10.3 million, or 24.1%, from $42.7 million for the three months ended April 1, 2006. Selling, general and administrative expenses during the first quarter of 2007 were 18.2% of net sales compared to 16.8% of net sales during the first quarter of  2006. The increase as a percent of sales was due primarily to increases in unallocated corporate overhead.

Research Models and Services.   Selling, general and administrative expenses for RMS for the first quarter of 2007 were $16.3 million, an increase of $1.0 million, or 6.2%, compared to $15.3 million for the first quarter of  2006. Selling, general and administrative expenses decreased as a percentage of sales to 11.4% for the three months ended March 31, 2007 from 11.9% for the three months ended April 1, 2006 due mainly to greater economies of scale.

Preclinical Services.   Selling, general and administrative expenses for the Preclinical Services segment during the first quarter of 2007 were $21.0 million, an increase of $4.1 million, or 24.5%, compared to $16.9 million during the first quarter of 2006. Selling, general and administrative expenses for the three months ended March 31, 2007 increased to 14.2% of net sales, compared to 13.5% of net sales for the three months ended 2006.

Unallocated Corporate Overhead.   Unallocated corporate overhead, which consists of various corporate expenses including those associated with pension, executive compensation and departments such as corporate accounting, information technology, corporate human resources, tax, legal and investor relations, was $15.8 million during the three months ended March 31, 2007, compared to $10.6 million during the three months ended April 1, 2006. The increase in unallocated corporate overhead during the first quarter of 2007 was due to increased stock based compensation, higher information technology costs, higher bonus accruals and increased executive recruiting costs.

Amortization of Other Intangibles.   Amortization of other intangibles for the three months ended March 31, 2007 was $7.9 million, a decrease of $1.2 million, from $9.1 million for the three months ended April 1, 2006. The decreased amortization was primarily due to reduced amortization related to the acquisition of Inveresk.

Research Models and Services.   In the first quarter of 2007, amortization of other intangibles for our RMS segment was $0.4 million, an increase of $0.3 million from $0.1 million in the first quarter of 2006 due mainly to the purchase of the remaining equity interest  in our Japanese operation.

Preclinical Services.   For the three months ended March 31, 2007, amortization of other intangibles for our PCS Services segment was $7.5 million, a decrease of $1.5 million from $9.0 million for the three months ended 2006. The decrease in amortization of other intangibles was primarily due to reduced amortization related to the Inveresk acquisition.

Operating Income.   Operating income for the quarter ended March 31, 2007 was $54.7 million, an increase of $11.0 million, or 25.2%, from $43.7 million for the quarter ended April 1, 2006. Operating income for the three months ended March 31, 2007 was 18.8% of net sales, compared to 17.2% of net sales for the three months ended April 1, 2006.

Research Models and Services.   For the first quarter of 2007, operating income for our RMS segment was $47.0 million, an increase of $6.5 million, or 16.2%, from $40.5 million in 2006. Operating income as a percentage of net sales for the three months ended March 31, 2007 was 32.9%, compared to 31.4% for the three months ended April 1, 2006. The increase in operating income as a percent to sales was primarily due to increased utilization due to the higher sales volume.

Preclinical Services.   For the three months ended March 31, 2007, operating income for our PCS segment was $23.4 million, an increase of $9.6 million, or 70.0%, from $13.8 million for the three months ended April 1, 2006. Operating income as a percentage of net sales increased to 15.8%, compared to 11.0% of net sales in 2006. The increase in operating income as a percentage of net sales was primarily due to higher sales which resulted in improved operating efficiency and lower amortization costs, partially offset by selling, general and administrative expenses.

Interest Expense.   Interest expense during the first quarter of  2007 was $4.3 million, compared to $3.8 million during the first quarter of 2006 due to the issuance of our $350 million convertible senior subordinated notes in the second quarter of 2006.

Interest Income.   Interest income during the first quarter of  2007 was $2.3 million, compared to $0.8 million during the first quarter of 2006 due to increased funds available for investment.

Income Taxes.   Income tax expense for the three months ended March 31, 2007 was $15.3 million an increase of $3.5 million compared to $11.8 million for the three months ended April 1, 2006. Our tax rate was consistent at 29.0%.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”) on December 31, 2006.  As a result of the implementation of FIN 48, we recognize no adjustment in the liability for unrecognized income tax benefits.  The total amount of unrecognized tax benefits as of the date of adoption was $17.5 million.  Included in this balance is $8.3 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.

Income from Continuing Operations.   Income from continuing operations for the quarter ended March 31, 2007 was $37.2 million, a increase of $8.7 million from $28.5 million for the quarter ended April 1, 2006.

Income (Loss) from Discontinued Operations.   The loss from discontinued operations was $0.5 million in the first quarter which relates to our ISS business.

Net Income (Loss).   Net income for the quarter end March 31, 2007 was $36.8 million compared to a net loss of $100.1 for the quarter ended April 1, 2006.

Liquidity and Capital Resources

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our condensed consolidated statements of cash flows.

Our principal sources of liquidity have been our cash flow from operations and our revolving line of credit arrangements.

On July 31, 2006, we amended and restated our then-existing credit agreement to reduce the current interest rate, modify certain restrictive covenants and extend the term. The now $428.0 million credit agreement provides for a $156.0 million U.S. term loan facility, a $200.0 million U.S. revolving facility, a C$57.8 million term loan facility and a C$12.0 million revolving facility for a Canadian subsidiary, and a GBP 6.0 million revolving facility for a U.K. subsidiary (the $428.0 million credit agreement). The $156.0 million term loan facility matures in 20 quarterly installments with the last installment due June 30, 2011. The $200.0 million U.S. revolving facility matures on

July 31, 2011 and requires no scheduled payment before that date. Under specified circumstances, the $200.0 million U.S. revolving facility may be increased by $100.0 million. The Canadian term loan is repayable in full by June 30, 2011 and requires no scheduled prepayment before that date. The Canadian and UK revolving facilities mature on July 31, 2011 and require no scheduled prepayment before that date. The interest rate applicable to the Canadian term loan and the Canadian and U.K. revolving loans under the credit agreement is the adjusted LIBOR rate in its relevant currency plus an interest rate margin based upon our leverage ratio. The interest rates applicable to term loans and revolving loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio. Based on our leverage ratio, the margin range for LIBOR based loans is 0.625% to 0.875%. The interest rate margin was 0.75% as of March 31, 2007. The Company has pledged the stock of certain subsidiaries as well as certain U.S. assets as security for the $428.0 million credit agreement. The $428.0 million credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. The Company had $5.4 million outstanding under letters of credit as of March 31, 2007 and December 30, 2006.  During the first quarter of 2007, we did not borrow under our revolving facility.  As of March 31, 2007. there was no outstanding balance on the revolving facility.

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

As of March 31, 2007, the entire balance of the $50.0 million credit agreement was outstanding.

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

In November 2006, the Company entered into a new Rule 10b5-1 Stock Purchase Plan with a third-party investment bank for the remaining shares authorized under our share repurchase program.  As of March 31, 2007, approximately $31.1 million remains authorized for share repurchases.

Cash and cash equivalents totaled $136.5 million at March 31, 2007, compared to $175.4 million at December 30, 2006.

Net cash provided by and (used in) operating activities for the three months ended March 31, 2007 and April 1, 2006  was $39.1 million and $(2.2) million, respectively. The increase in cash provided by operations was primarily a result of lower tax payments in 2007 and the change in deferred income. Our days sales outstanding (DSO) of 38 days as of March 31, 2007 decreased from the DSO of 39 days as of December 30, 2006, but increased from 32 days as of April 1, 2006 due mainly to reduced deferred revenue.  Our days sales outstanding includes deferred revenue as an offset to accounts receivable in the calculation.

Net cash used in investing activities for the three months ended March 31, 2007 and April 1, 2006 was $56.2 million and $25.8 million, respectively. For the three months ended March 31, 2007, we used $37.9 million for capital expenditures. This compared to the first quarter of 2006, during which we paid $39.4 million for capital expenditures. In the first quarter of 2007, we made capital expenditures in RMS of $7.1million, Preclinical Services of $30.8 million. We anticipate that future capital expenditures will be funded by cash provided by operating activities. For fiscal 2007, we project capital expenditure to be approximately $200 million to $225 million. For the three months ended March 31, 2007, purchase of marketable securities was $92.1 million.

Net cash (used in) provided by financing activities for the three months ended March 31, 2007 and April 1, 2006  was $(19.8) million and $12.0 million, respectively. Proceeds from exercises of employee stock options amounted to $1.8 million for the three months ended March 31, 2007 and April 1, 2006. In the first quarter of 2006, we borrowed $27.9 million. During the first quarters of 2007 and 2006, we repaid $18.9 million and $17.2 million in debt, respectively.

New Accounting Pronouncements

The FASB has issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 effective December 31, 2006 which did not have a significant impact on our consolidated financial results.  Refer to Note 9 in the financial statements.

We adopted the recognition and disclosure requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158) as of December 30, 2006. This Standard includes two phases of implementation. The second phase of SFAS 158 requires that the valuation date of plan accounts be as of the end of the fiscal year, with that change required to be implemented by fiscal years ending after December 15, 2008. We will change the valuation date relating to our foreign plan which will not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS 159 are not expected to have a material impact on our consolidated financial statements.

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

Interest Rate Risk

The fair value of our marketable securities is subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 100 basis points from levels at March 31, 2007, then the fair value of the portfolio would decline by approximately $0.2 million.

We have entered into two credit agreements, the $428 million credit agreement and the $50 million credit agreement. Our primary interest rate exposure results from changes in LIBOR or the base rates which are used to determine the applicable interest rates under our term loans in the $428 million credit agreement and in the $50 million agreement and our revolving credit facilities. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $4 million on a pre-tax basis. The book value of our debt approximates fair value.

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

During 2007, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on customer transactions and certain balance sheet items.  There were no contracts open as of March 31, 2007.

Item 4.                          Controls and Procedures

(a)             Evaluation of Disclosure Controls and Procedures

Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of March 31, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)             Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2007 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1A.                 Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s purchases of shares of its common stock during the quarter ended March 31, 2007.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 31, 2006—January 27, 2007	49,200	$44.07	49,200	$33,143,266
January 28, 2007—February 24, 2007	55,240	$46.59	10,900	$32,653,660
February 25, 2007—March 31, 2007	35,100	$44.21	35,100	$31,101,999
Total:	139,540	$45.10	95,200	$31,101,999

The Board of Directors of the Company has authorized a share repurchase program, originally authorized on July 27, 2005 and subsequently amended on October 26, 2005 and May 9, 2006, to acquire up to a total of $300.0 million of common stock.  The program does not have a fixed expiration date.

During the quarter ended March 31, 2007, the Company repurchased 95,200 shares of common stock for approximately $4.2 million.  The timing and amount of any future repurchases will depend on market conditions and corporate considerations.  Additionally, the Company’s 2000 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements.  Accordingly, during the quarter ended March 31, 2007, the Company acquired 44,340 shares as a result of such withholdings for approximately $2.1 million.

Item 6.                          Exhibits

(a)  Exhibits.

10.1	Charles River Laboratories International, Inc. 2007 Incentive Plan

10.2	Form of Performance Award Agreement

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Filed herewith.

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Filed herewith.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

May 9, 2007
/s/ JAMES C. FOSTER
James C. Foster
Chairman, President
and Chief Executive Officer

May 9, 2007
/s/ THOMAS F. ACKERMAN
Thomas F. Ackerman
Corporate Executive Vice President and Chief Financial Officer