Form 10-Q
period 2007-06-30
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2007-08-08
CIK 1100682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number 001-15943

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

As of August 1, 2007, there were 67,906,564 shares of the registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2007
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

Part I.   Financial Information

Item 1.   Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share amounts)

	Three Months Ended
	June 30, 2007	July 1, 2006
Net sales related to products	$111,008	$96,593
Net sales related to services	196,427	171,266
Total net sales	307,435	267,859
Costs and expenses
Cost of products sold	60,689	53,411
Cost of services provided	125,790	107,338
Selling, general and administrative	56,092	50,031
Amortization of intangibles	8,139	9,377
Operating income	56,725	47,702
Other income (expense)
Interest income	2,304	957
Interest expense	(4,899)	(4,618)
Other, net	(1,069)	(736)
Income before income taxes and minority interests	53,061	43,305
Provision for income taxes	15,101	9,870
Income before minority interests	37,960	33,435
Minority interests	(119)	(654)
Income from continuing operations	37,841	32,781
Income (loss) from operations of discontinued businesses, net of taxes	115	(7,032)
Net income	$37,956	$25,749
Basic earnings (loss) per common share:
Continuing operations	$0.57	$0.46
Discontinued operations	—	(0.10)
Net income	$0.57	$0.36
Diluted earnings (loss) per common share:
Continuing operations	$0.55	$0.46
Discontinued operations	—	(0.10)
Net income	$0.55	$0.36

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share amounts)

	Six Months Ended
	June 30, 2007	July 1, 2006
Net sales related to products	$216,485	$191,908
Net sales related to services	382,149	330,092
Total net sales	598,634	522,000
Costs and expenses
Cost of products sold	116,823	104,235
Cost of services provided	245,282	215,150
Selling, general and administrative	109,109	92,765
Amortization of intangibles	15,994	18,452
Operating income	111,426	91,398
Other income (expense)
Interest income	4,591	1,735
Interest expense	(9,245)	(8,412)
Other, net	(920)	(688)
Income before income taxes and minority interests	105,852	84,033
Provision for income taxes	30,411	21,681
Income before minority interests	75,441	62,352
Minority interests	(373)	(1,056)
Income from continuing operations	75,068	61,296
Income (loss) from operations of discontinued businesses, net of taxes	(349)	(135,662)
Net income (loss)	$74,719	$(74,366)
Basic earnings (loss) per common share:
Continuing operations	$1.13	$0.86
Discontinued operations	(0.01)	(1.89)
Net income (loss)	$1.12	$(1.04)
Diluted earnings (loss) per common share:
Continuing operations	$1.10	$0.84
Discontinued operations	(0.01)	(1.86)
Net income (loss)	$1.10	$(1.02)

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except per share amounts)

	June 30, 2007	December 30 2006
Assets
Current assets
Cash and cash equivalents	$162,050	$175,380
Trade receivables, net	228,622	202,658
Inventories	77,169	72,362
Other current assets	58,583	44,363
Current assets of discontinued operations	1,123	6,330
Total current assets	527,547	501,093
Property, plant and equipment, net	622,492	534,745
Goodwill, net	1,119,350	1,119,309
Other intangibles, net	158,442	160,204
Deferred tax asset	96,121	107,498
Other assets	135,910	133,944
Long term assets of discontinued operations	4,217	751
Total assets	$2,664,079	$2,557,544
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt and capital lease obligations	$24,098	$24,977
Accounts payable	35,707	28,223
Accrued compensation	42,804	41,651
Deferred revenue	94,963	93,197
Accrued liabilities	53,976	41,991
Other current liabilities	18,017	25,625
Current liabilities of discontinued operations	116	3,667
Total current liabilities	269,681	259,331
Long-term debt and capital lease obligations	511,816	547,084
Other long-term liabilities	149,294	146,695
Total liabilities	930,791	953,110
Commitments and contingencies
Minority interests	3,420	9,223
Shareholders’ equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 74,674,428 shares issued and 67,987,228 outstanding at June 30, 2007 and 73,416,303 issued and 66,919,634 shares outstanding at December 30, 2006	747	734
Capital in excess of par value	1,865,868	1,818,138
Accumulated earnings	97,842	23,123
Treasury stock, at cost, 6,687,200 and 6,496,669 shares at June 30, 2007 and December 30, 2006, respectively	(276,930)	(267,955)
Accumulated other comprehensive income	42,341	21,171
Total shareholders’ equity	1,729,868	1,595,211
Total liabilities and shareholders’ equity	$2,664,079	$2,557,544

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended
	June 30, 2007	July 1, 2006
Cash flows relating to operating activities
Net income (loss)	$74,719	$(74,366)
Less: Loss from discontinued operations	(349)	(135,662)
Income from continuing operations	75,068	61,296
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	41,145	40,185
Impairment charge	1,583	1,960
Amortization of debt issuance costs and discounts	1,319	907
Amortization of premiums on marketable securities	17	24
Provision for doubtful accounts	75	16
Minority interests	373	1,056
Deferred income taxes	(584)	2,373
(Gain) loss on disposal of property, plant, and equipment	(144)	58
Net purchase, proceeds and gains on trading securities	4,065	—
Non-cash compensation	12,531	11,349
Changes in assets and liabilities:
Trade receivables	(21,082)	(780)
Inventories	(4,253)	(2,554)
Other current assets	(8,650)	(8,287)
Other assets	(8,277)	5,147
Accounts payable	(103)	(2,752)
Accrued compensation	496	(3,966)
Deferred revenue	1,766	(13,206)
Accrued liabilities	4,913	(8,412)
Other current liabilities	(8,624)	(19,422)
Other long-term liabilities	1,754	(4,818)
Net cash provided by operating activities	93,388	60,174
Cash flows relating to investing activities
Acquisition of businesses, net of cash acquired	(11,404)	—
Capital expenditures	(87,336)	(56,790)
Purchases of marketable securities	(161,660)	(47,557)
Proceeds from sales of property, plant and equipment	—	19
Proceeds from sale of marketable securities	167,343	13,968
Net cash used in investing activities	(93,057)	(90,360)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	—	440,196
Payments on long-term debt, capital lease obligation and revolving credit agreement	(38,003)	(132,616)
Purchase of call option	—	(98,108)
Proceeds from exercises of warrants	—	79
Proceeds from issuance of warrants	—	65,423
Proceeds from exercises of employee stock options	30,585	17,533
Excess tax benefit from exercises of employee stock options	2,639	2,542
Dividends paid to minority interests	(1,357)	(1,916)
Purchase of treasury stock	(8,975)	(171,426)
Payment of deferred financing costs	—	(7,591)
Net cash (used in) provided by financing activities	(15,111)	114,116
Discontinued operations
Net cash (used in) provided by operating activities	(2,157)	473
Net cash provided by investing activities	—	1,450
Net cash used in financing activities	—	(182)
Net cash (used in) provided by discontinued operations	(2,157)	1,741
Effect of exchange rate changes on cash and cash equivalents	3,607	(7,425)
Net change in cash and cash equivalents	(13,330)	78,246
Cash and cash equivalents, beginning of period	175,380	114,821
Cash and cash equivalents, end of period	$162,050	$193,067
Supplemental cash flow information
Capitalized interest	$2,578	$1,626

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands)

	Total	Accumulated Earnings	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Treasury Stock
Balance at December 30, 2006	$1,595,211	$23,123	$21,171	$734	$1,818,138	$(267,955)
Components of comprehensive income, net of tax:
Net income	$74,719	$74,719	$—	$—	$—	$—
Foreign currency translation adjustment	20,837	—	20,837	—	—	—
Amortization of pension gains (losses) and prior service (cost) credits	401	—	401	—	—	—
Unrealized gain on marketable securities	(68)	—	(68)	—	—	—
Total comprehensive income	95,889	—	—	—	—	—
Tax benefit associated with stock issued under employee compensation plans	4,627	—	—	—	4,627	—
Issuance of stock under employee compensation plans	30,585	—	—	13	30,572	—
Acquisition of treasury shares	(8,975)	—	—	—	—	(8,975)
Stock-based compensation	11,436	—	—	—	11,436	—
Performance based compensation	1,095	—	—	—	1,095	—
Balance at June 30, 2007	$1,729,868	$97,842	$42,341	$747	$1,865,868	$(276,930)

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1.   Basis of Presentation

The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to state fairly the financial position and results of operations of Charles River Laboratories International, Inc. (the “Company”). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

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

2.   Discontinued Operations

The consolidated financial statements have been reclassified to segregate, as discontinued operations, the assets and liabilities, operating results and cash flows, of the businesses being discontinued for all periods presented. Operating results from discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$174	$30,927	$546	$60,556
Income (loss) from operations of discontinued businesses, before income taxes	$169	$(6,668)	$(510)	$(135,070)
Provision for income taxes	54	364	(161)	592
Income (loss) from operations of discontinued businesses, net of taxes	$115	$(7,032)	$(349)	$(135,662)

Assets and liabilities of discontinued operations at June 30, 2007 and December 30, 2006 consisted of the following:

	June 30, 2007	December 30, 2006
Current assets	$1,123	$6,330
Long-term assets	4,217	751
Total assets	$5,340	$7,081
Current liabilities	$116	$3,667
Total liabilities	$116	$3,667

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Current assets included accounts receivable, prepaid income taxes and other current assets. Non-current assets included property, plant and equipment, goodwill and other intangible assets. Current liabilities consisted of accounts payable, deferred income and accrued expenses.

During 2006, the Company sold Phase II-IV of its clinical services business. Actions to initiate this sale began during the first quarter of fiscal 2006. Accordingly, management performed appropriate goodwill impairment and asset impairment tests for the clinical business segment. As a result, the Company recorded charges of $129,187 to write down the value of the goodwill associated with the clinical business in the first quarter of 2006.

In the second quarter of 2006, taking into account the planned divestiture of the Phase II-IV Clinical Services business, the Company performed an impairment test on the long-lived assets of the Clinical Phase II-IV business. Based on this analysis, the Company determined that the book value of assets assigned to the Clinical Phase II-IV business exceeded its future cash flows, which included the proceeds from the sale of the business, and therefore, recorded an impairment of the assets of $3,900 in the second quarter of 2006.

In addition, during the second quarter of 2006 the Company made a decision to close its Interventional and Surgical Services (ISS) business, which was formerly included in the Preclinical Services segment. The Company performed an impairment test on the long-lived assets of the ISS business and based on that analysis, determined that the book value of the ISS assets exceeded the future cash flows of the ISS business. Accordingly, an impairment charge of $1,070 was recorded in the second quarter of 2006.

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

4.   Business Acquisitions

On June 14, 2007, the Company closed its joint venture with Shanghai BioExplorer Co., Ltd., a Shanghai, China-based provider of preclinical services, to form Charles River Laboratories Preclinical Services—China. The Company paid $2,400 in cash for a 75% ownership interest in the joint venture. Additionally, as part of the agreement, the joint venture purchased the net assets of Shanghai BioExoplorer for a purchase price of $1,350 including transaction costs of $550. Intangible assets of $870 were recorded by the joint venture based on the preliminary purchase price allocation.

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
$10,899

On October 30, 2006, the Company acquired all of the capital stock of privately held Tacoma, Washington based Northwest Kinetics for $29,500 in cash. Northwest Kinetics runs clinical trials, primarily in Phase I, in a 150 bed facility with a focus on high-end clinical pharmacology studies.

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

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(as reported)	(proforma)	(as reported)	(proforma)
Net sales	$307,435	$271,746	$598,634	$528,699
Operating income	56,725	47,446	111,426	90,194
Income from continuing operations	37,841	32,447	75,068	60,335
Earnings per common share for continuing operations
Basic	$0.57	$0.46	$1.13	$0.84
Diluted	$0.55	$0.45	$1.10	$0.83

Refer to Note 9 for further discussion of the method of computation of earnings per share.

5.   Supplemental Balance Sheet Information

The composition of trade receivables is as follows:

	June 30, 2007	December 30, 2006
Customer receivables	$175,915	$156,411
Unbilled revenue	55,913	49,356
Total	231,828	205,767
Less allowance for doubtful accounts	(3,206)	(3,109)
Net trade receivables	$228,622	$202,658

The composition of inventories is as follows:

	June 30, 2007	December 30, 2006
Raw materials and supplies	$12,769	$11,715
Work in process	8,026	6,107
Finished products	56,374	54,540
Inventories	$77,169	$72,362

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The composition of other current assets is as follows:

	June 30, 2007	December 30, 2006
Prepaid assets	$28,708	$19,686
Deferred tax asset	15,925	10,176
Prepaid income tax	10,530	7,051
Marketable securities	3,330	7,450
Restricted cash	90	—
Other current assets	$58,583	$44,363

The composition of net property, plant and equipment is as follows:

	June 30, 2007	December 30, 2006
Land	$23,916	$16,173
Buildings	456,071	339,786
Machinery and equipment	310,192	280,126
Leasehold improvements	17,036	16,248
Furniture and fixtures	7,627	6,790
Vehicles	4,946	4,843
Construction in progress	146,397	186,105
Total	966,185	850,071
Less accumulated depreciation	(343,693)	(315,326)
Net property, plant and equipment	$622,492	$534,745

Depreciation expense for the six months ended June 30, 2007 and July 1, 2006 was $25,151 and $21,733, respectively.

The composition of other assets is as follows:

	June 30, 2007	December 30, 2006
Deferred financing costs	$9,824	$11,120
Cash surrender value of life insurance policies	21,896	14,360
Long-term marketable securities	98,920	103,922
Other assets	5,270	4,542
Other assets	$135,910	$133,944

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The composition of other current liabilities is as follows:

	June 30, 2007	December 30, 2006
Accrued income taxes	$15,363	$23,048
Current deferred tax liability	2,149	2,149
Accrued interest	505	428
Other current liabilities	$18,017	$25,625

The composition of other long-term liabilities is as follows:

	June 30, 2007	December 30, 2006
Deferred tax liability	$56,847	$56,372
Long-term pension liability	47,557	49,553
Accrued Executive Supplemental Life Insurance Retirement Plan	30,297	29,262
Other long-term liabilities	14,593	11,508
Other long-term liabilities	$149,294	$146,695

6.   Marketable Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$91,400	$—	$—	$91,400
Mutual funds	2,105	340	—	2,445
Government securities and obligations	3,478	—	(80)	3,398
Corporate debt securities	5,105	—	(98)	5,007
	$102,088	$340	$(178)	$102,250

	December 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$96,976	$—	$—	$96,976
Mutual funds	5,069	101	(47)	5,123
Government securities and obligations	5,958	54	(108)	5,904
Corporate debt securities	3,392	2	(25)	3,369
	$111,395	$157	$(180)	$111,372

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Maturities of corporate debt securities and government securities and obligations were as follows:

	June 30, 2007		December 30, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$3,032	$3,330	$7,416	$7,450
Due after one year through five years	99,056	98,920	103,979	103,922
	$102,088	$102,250	$111,395	$111,372

Marketable securities due after one year are included in other assets on the consolidated balance sheets.

7.                 Goodwill and Other Intangible Assets

The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	June 30, 2007		December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$1,132,142	$(12,792)	$1,132,074	$(12,765)
Other intangible assets not subject to amortization:
Research models	3,438	—	3,438	—
Other intangible assets subject to amortization:
Backlog	58,551	(58,521)	54,734	(54,718)
Customer relationships	213,856	(65,347)	197,302	(47,407)
Customer contracts	1,655	(1,655)	1,655	(1,655)
Trademarks and trade names	3,278	(2,148)	3,278	(2,012)
Standard operating procedures	1,357	(1,313)	1,357	(1,263)
Other identifiable intangible assets	11,135	(5,844)	10,599	(5,104)
Total other intangible assets	$293,270	$(134,828)	$272,363	$(112,159)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

	Balance at December 30,	Adjustments to Goodwill		Balance at
	2006	Acquisitions	Other	June 30, 2007
Research Models and Services
Gross carrying amount	$16,924	$—	$(201)	$16,723
Accumulated amortization	(4,837)	—	(27)	(4,864)
Preclinical Services
Gross carrying amount	1,115,150	—	269	1,115,419
Accumulated amortization	(7,928)	—	—	(7,928)
Total
Gross carrying amount	$1,132,074	$—	$68	$1,132,142
Accumulated amortization	(12,765)	—	(27)	(12,792)

8.                 Long-Term Debt

On July 31, 2006, the Company amended and restated its $660,000 credit agreement to reduce the current interest rate, modify certain restrictive covenants and extend the term. The amount of debt outstanding under the original $660,000 credit agreement remained the same at the time of amendment. The now $428,000 credit agreement provides for a $156,000 U.S. term loan facility, a $200,000 U.S. revolving facility, a C$57,800 term loan facility and a C$12,000 revolving facility for a Canadian subsidiary, and a GBP 6,000 revolving facility for a U.K. subsidiary. The $156,000 term loan facility matures in 20 quarterly installments with the last installment due June 30, 2011. The $200,000 U.S. revolving facility matures on July 31, 2011 and requires no scheduled payment before that date. Under specified circumstances, the $200,000 U.S. revolving facility may be increased by $100,000. The Canadian term loan is repayable in full by June 30, 2011 and requires no scheduled prepayment before that date. The Canadian and U.K. revolving facilities mature on July 31, 2011 and require no scheduled prepayment before that date. The interest rate applicable to the Canadian term loan and the Canadian and U.K. revolving loans under the credit agreement is the adjusted LIBOR rate in its relevant currency plus an interest rate margin based upon the Company’s leverage ratio. The interest rates applicable to term loans and revolving loans under the credit agreement are, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon the Company’s leverage ratio. Based on the Company’s leverage ratio, the margin range for LIBOR based loans is 0.625% to 0.875%. The interest rate margin was 0.75% as of June 30, 2007 and is secured by the stock of certain subsidiaries as well as certain U.S. assets. The $428,000 credit agreement includes certain customary representations and warranties, events of default and negative and affirmative covenants including the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated interest expense, for any period of four consecutive fiscal quarters, of no less than 3.5 to 1.0. The Company had $5,388 outstanding under letters of credit as of June 30, 2007 and December 30, 2006.

During the first six months of 2007, the Company did not borrow under its revolving credit facility. As of June 30, 2007, there was no outstanding balance on the revolving facility.

On July 27, 2005 the Company entered into a $50,000 credit agreement (“$50,000 credit agreement”), which was subsequently amended on December 20, 2005 and again on July 31, 2006 to reflect substantially

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

the same modifications made to the covenants in the $660,000 and $428,000 credit agreements, respectively. On June 15, 2007, the Company executed a third amendment to the $50,000 credit agreement to extend the maturity date and reduce the interest rate. The $50,000 credit agreement provides for a $50,000 term loan facility which matures on June 22, 2010. Prior to the amendment, the interest rate applicable to term loans under the credit agreement was, at the Company’s option, equal to either the base rate (which was the higher of the prime rate or the federal funds rate plus 0.50%) or the LIBOR rate plus 0.75%. Between June 15, 2007 through June 21, 2008, the interest rates applicable to term loans under the credit agreement was, at the Company’s option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) minus 2.25% or the LIBOR rate plus 0.50%. Commencing June 22, 2008 through June 22, 2010, the applicable interest rates are equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based on the Company’s leverage ratio. The $50,000 credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. As of June 30, 2007, the entire balance of the $50,000 credit agreement was outstanding and classified as long-term debt.

On June 12, 2006, the Company issued $300,000 aggregate principal amount of convertible senior notes (“the 2013 Notes”) in a private placement with net proceeds to the Company of approximately $294,000. On June 20, 2006, the initial purchasers associated with this convertible debt offering exercised an option to purchase an additional $50,000 of the 2013 Notes for additional net proceeds to the Company of approximately $49,000. The 2013 Notes bear interest at 2.25% per annum, payable semi-annually, and mature on June 15, 2013. The 2013 Notes are convertible into cash and shares of the Company’s common stock (or, at the Company’s election, cash in lieu of some or all of such common stock), if any, based on an initial conversion rate, subject to adjustment, of 20.4337 shares of the Company’s common stock per $1,000 principal amount of notes (which represents an initial conversion price of $48.94 per share), only in the following circumstances and to the following extent: (i) during any fiscal quarter beginning after July 1, 2006 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price on the last day of such preceding fiscal quarter; (ii) during the five business-day period after any five consecutive trading-day period, or the measurement period, in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2013 Notes; and (iv) at the option of the holder at any time beginning on the date that is two months prior to the stated maturity date and ending on the close of business on the second trading-day immediately preceding the maturity date. Upon conversion, the Company will pay cash and shares of its common stock (or, at its election, cash in lieu of some or all of such common stock), if any. As of June 30, 2007, no conversion triggers were met. If the Company undergoes a fundamental change as described in the indenture for the 2013 Notes, holders will have the option to require the Company to purchase all or any portion of their notes for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the purchase date. The related debt issuance costs of $7,000 were deferred and are being amortized on a straight-line basis over a seven-year term.

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

In accordance with Emerging Issues Task Force Issue (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company recorded both the purchase of the convertible note hedges and the sale of the warrants as adjustments to additional paid in capital, and will not recognize subsequent changes in fair value of the agreement. At June 30, 2007, the fair value of the outstanding 2013 Notes was approximately $421,750, based on their quoted market value.

9.                 Shareholders’ Equity

Earnings (Loss) per Share

Basic earnings per share for the three and six months ended June 30, 2007 and July 1, 2006 were computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods. Diluted earnings per share was computed upon the weighted average number of common shares outstanding in the three months ended June 30, 2007 and July 1, 2006 and the six months ended June 30, 2007 and July 1, 2006 and dilutive common stock equivalents outstanding. Potential common shares outstanding principally include stock options under our stock option plans, warrants and the assumed conversion of our 2013 Notes.

Options to purchase 1,439,767 and 2,403,536 shares were outstanding in each of the three respective months ended June 30, 2007 and July 1, 2006, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase 2,174,418 and 1,479,150 shares were outstanding in each of the respective six months ended June 30, 2007 and July 1, 2006, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

Basic weighted average shares outstanding for the three and six months ended June 30, 2007 and July 1, 2006 excluded the weighted average impact of 1,066,410 and 393,840 shares, respectively, of non-vested fixed restricted stock awards.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations for income from continuing operations and income (loss) from operations of discontinued businesses:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Numerator:
Income from continuing operations for purposes of calculating earnings per share	$37,841	$32,781	$75,068	$61,296
Income (loss) from discontinued businesses	$115	$(7,032)	$(349)	$(135,662)
Denominator:
Weighted average shares outstanding— Basic	66,830,155	70,851,430	66,587,863	71,615,867
Effect of dilutive securities:
2.25% senior convertible debentures	203,034	—	—	—
Stock options and contingently issued restricted stock	1,350,004	851,925	1,250,385	1,043,535
Warrants	134,464	131,811	133,650	139,430
Weighted average shares outstanding—Diluted	68,517,657	71,835,166	67,971,898	72,798,832
Basic earnings per share from continuing operations	$0.57	$0.46	$1.13	$0.86
Basic loss per share from discontinued operations	$—	$(0.10)	$(0.01)	$(1.89)
Diluted earnings per share from continuing operations	$0.55	$0.46	$1.10	$0.84
Diluted loss per share from discontinued operations	$—	$(0.10)	$(0.01)	$(1.86)

The sum of the earnings per share from continuing operations and the loss per share from discontinued operations does not necessarily equal the earnings (loss) per share from net income in the condensed consolidation statements of operations for the three and six months ended June 30, 2007 and July 1, 2006 due to rounding.

Treasury Shares

On July 27, 2005, the Board of Directors authorized a share repurchase program to acquire up to $50,000 of common stock. On October 26, 2005, the Board of Directors authorized increasing the share repurchase program by $50,000 to a total of $100,000. On May 9, 2006, the Board of Directors authorized an additional increase of the Company’s share repurchase program by $200,000 to acquire up to a total of $300,000 of common stock. On August 1, 2007, the Board of Directors authorized an additional increase of

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

the Company’s share repurchase program by $100,000. The program does not have a fixed expiration date. In order to facilitate these share repurchases, the Company entered into Rule 10b5-1 Purchase Plans.

As of June 30, 2007, approximately $28,563 remained authorized for share repurchases prior to the new $100,000 authorization.

Share repurchases during the three and six months ended June 30, 2007 and July 1, 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Number of shares of common stock repurchased	48,000	3,921,300	143,200	4,168,200
Total cost of repurchase	$2,538	$157,458	$6,748	$168,886

Additionally, the Company’s 2000 Incentive Plan and 2007 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the six months ended June 30, 2007 and July 1, 2006, the Company acquired 47,331 shares for $2,227 and 52,020 shares for $2,539, respectively, as a result of such withholdings. During the three months ended June 30, 2007 and July 1,2006, the Company acquired 2,991 shares for $143 and 4,319 shares for $202, respectively.

The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Warrants

Separately and concurrently with the pricing of the 2013 Notes, the Company issued warrants for approximately 7.2 million shares of its common stock. The warrants give the holders the right to receive, for no additional consideration, cash or shares (at the option of the Company) with a value equal to the appreciation in the price of the Company’s shares above $59.925, and expire between September 13, 2013 and January 22, 2014 over 90 equal increments. The total proceeds from the issuance of the warrants were $65,423.

As part of the recapitalization of the Company in 1999, the Company issued 150,000 units, each comprised of a $1,000 senior subordinated note and a warrant to purchase 7.6 shares of common stock of the Company for total proceeds of $150,000. The Company allocated the $150,000 offering proceeds between the senior subordinated notes ($147,872) and the warrants ($2,128), based upon the estimated fair value. The portion of the proceeds allocated to the warrants is reflected as capital in excess of par in the accompanying consolidated financial statements. Each warrant entitles the holder, subject to certain conditions, to purchase 7.6 shares of common stock of the Company at an exercise price of $5.19 per share of common stock, subject to adjustment under some circumstances. Upon exercise, the holders of warrants would be entitled to purchase 149,910 shares of common stock of the Company as of June 30, 2007. The warrants expire on October 1, 2009.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

10.          Income Taxes

The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statement of income:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Income before income taxes and minority interest	$53,061	$43,305	$105,852	$84,033
Effective tax rate	28.5%	22.8%	28.7%	25.8%
Provision for income tax	$15,101	$9,870	$30,411	$21,681

The Company’s overall effective tax rate was 28.5% in the second quarter of 2007. The increase from the 22.8% effective tax rate in the second quarter of 2006 is primarily due to the recording of a favorable discrete tax event related to Canadian federal tax rate reduction during the second quarter of 2006.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”), an interpretation of FASB Statement No. 109 (“SFAS 109”) on December 31, 2006. As a result of the implementation of FIN48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. The total amount of unrecognized tax benefits as of the date of adoption was $17,514. At June 30, 2007 the amount recorded for income tax uncertainties was $20,236. The increase from the date of adoption is primarily due to the continuing evaluation of uncertain tax positions conducted in the current period. The amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate was $8,260 at the date of adoption and $10,671 as of June 30, 2007.

The Company continues to recognize interest and penalties related to uncertain tax positions in income tax expense. The total amount of accrued interest relating to uncertain tax positions as of December 31, 2006 and June 30, 2007 was $617 and $1,163, respectively. The Company has not recorded a provision for penalties associated with uncertain tax positions.

The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in the U.S. and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including but not limited to such major jurisdictions as Canada, the United Kingdom and the United States. With few exceptions the Company is no longer subject to U.S. and international income tax examinations for years before 2002.

The Company and certain of its subsidiaries are currently under audit by Canada Revenue Agency and the Internal Revenue Service in the United States. In regards to the Internal Revenue Service examinations of the 2004 tax returns of the Company and an acquired subsidiary, the Company filed its formal protests of certain proposed income tax adjustments with the Appeals Division on July 2, 2007. The Company does not believe that the ultimate settlement of these proposed adjustments will have a material impact to the financial statements. It is likely that the examination phase of the Canadian audit may conclude in 2007. The Company believes it has appropriately provided for all uncertain tax positions.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

During the period ended June 30, 2007, the Company settled audits with HM Revenue and Customs in the United Kingdom. The settlements had no significant impact to the uncertain tax positions or effective tax rate.

Due to the extensive protocol involved in finalizing audits with the relevant tax authorities including potential formal legal proceedings, it is not possible to estimate the impact of any amount of change to previously recorded uncertain tax positions.

11.          Employee Benefits

The following table provides the components of net periodic benefit cost for the Company’s defined benefit plans:

Pension Benefits

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Service cost	$2,345	$1,211	$3,875	$2,767
Interest cost	4,880	2,095	7,716	4,496
Expected return on plan assets	(5,393)	(1,744)	(8,473)	(4,128)
Amortization of prior service cost	(342)	(210)	(474)	(336)
Amortization of net loss (gain)	108	42	215	231
Net periodic benefit cost	$1,598	$1,394	$2,859	$3,030
Company contributions	$2,253	$2,185	$4,456	$4,099

Supplemental Retirement Benefits

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Service cost	$220	$290	$440	$580
Interest cost	396	334	791	651
Amortization of prior service cost	125	38	249	76
Amortization of net loss (gain)	143	230	286	460
Net periodic benefit cost	$884	$892	$1,766	$1,767

The Company expects to contribute $11,313 to these plans during 2007.

12.          Stock-Based Compensation Plans

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

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The effect of recording stock-based compensation for the three and six months ended June 30, 2007 and July 1, 2006 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Stock-based compensation expense by type of award:
Stock options	$2,835	$3,495	$5,373	$6,671
Restricted stock	4,241	2,013	7,158	4,070
Share-based compensation expense before tax	7,076	5,508	12,531	10,741
Income tax benefit	(2,268)	(2,071)	(3,966)	(4,006)
Reduction to income from continuing operations	4,808	3,437	8,565	6,735
Share-based compensation expense of discontinued businesses, net of tax	—	212	—	453
Reduction to net income	$4,808	$3,649	$8,565	$7,188
Reduction to earnings per share:
Basic	$0.07	$0.05	$0.13	$0.10
Diluted	$0.07	$0.05	$0.13	$0.10
Effect on income by line item:
Cost of sales	$2,178	$1,731	$3,966	$3,705
Selling and administration	4,898	3,777	8,565	7,036
Share based compensation expense before tax	7,076	5,508	12,531	10,741
Income tax benefit	(2,268)	(2,071)	(3,966)	(4,006)
Operations of discontinued businesses, net of tax	—	212	—	453
Reduction to net income	$4,808	$3,649	$8,565	$7,188

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key inputs and assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock over the expected life of the option. The risk-free interest rate was based on the market yield for the five year U.S. Treasury security. The expected life of options was determined using historical option exercise activity. Management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The fair values of stock-based awards granted were estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Options Granted In:
	2007	2006
Expected life (in years)	5.00	4.43
Expected volatility	30%	30%
Risk-free interest rate	4.59%	4.42%
Expected dividend yield	0.0%	0.0%
Weighted average grant date fair value	$16.44	$15.23

Stock Options

The following table summarizes the stock option activity in the equity incentive plans from December 30, 2006 through June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 30, 2006	5,392,613	$36.50
Options granted	917,870	$46.80
Options exercised	(965,003)	$31.69
Options cancelled	(70,011)	$41.24
Options outstanding as of June 30, 2007	5,275,469	$39.10	6.05 years	$66,048
Options exercisable as of June 30, 2007	3,290,741	$36.26	5.67 years	$50,535

As of June 30, 2007, the unrecognized compensation cost related to unvested stock options was $24,022 net of estimated forfeitures. This unrecognized compensation will be recognized over an estimated weighted average amortization period of 36 months.

The total fair value of the options vested during the three and six months ended June 30, 2007 was $875 and $7,943, respectively. The total fair value of the options vested during the three and six months ended  July 1, 2006 was $2,019 and $10,137, respectively.

The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $13,945 and $17,723, respectively. The total intrinsic value of options exercised during the three and six months ended July 1, 2006 was $2,077 and $8,798, respectively. Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price.

The total amount of cash received from the exercise of options during the six months ended June 30, 2007 and July 1, 2006 was $30,585 and $17,533, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $4,627 and $2,542 for the six months ended June 30, 2007 and July 1, 2006, respectively.

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

The following table summarizes the restricted stock activity from December 30, 2006 through June 30, 2007:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding December 30, 2006	653,780	$42.91
Granted	326,280	$46.79
Vested	(157,470)	$47.50
Cancelled	(14,992)	$42.85
Outstanding June 30, 2007	807,598	$43.58

As of June 30, 2007, the unrecognized compensation cost related to unvested restricted stock was $26,641 net of estimated forfeitures. This unrecognized compensation will be recognized over an estimated weighted average amortization period of 34 months.

The total fair value of restricted stock grants that vested during the three and six months ended June 30, 2007 was $642 and $7,481, respectively The total fair value of restricted stock grants that vested during the three and six months ended July 1, 2006 was $791 and $8,329, respectively.

Performance-Based Stock Award Program

During the first quarter of 2007, the Company adopted a new performance-based stock award program for its executives. Compensation expense associated with awards made under this new program of $792 and $1,095 has been recorded during the three and six months ended June 30, 2007, respectively. Payout of this award is contingent upon achievement of individualized stretch goals during 2007 as determined by the Company’s Board of Directors.

13.          Commitments and Contingencies

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company’s consolidated financial statements. In addition the Company has certain purchase commitments related to the completion of ongoing capacity expansion.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

14.          Business Segment Information

The following table presents sales to unaffiliated customers and other financial information by product line segment.

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Research Models and Services
Net sales	$143,803	$130,816	$286,871	$259,788
Gross margin	63,109	55,478	126,763	111,344
Operating income	45,268	38,003	92,289	78,479
Depreciation and amortization	5,663	5,237	11,232	10,272
Capital expenditures	10,688	4,783	17,772	8,349
Preclinical Services
Net sales	$163,632	$137,043	$311,763	$262,212
Gross margin	57,847	51,632	109,766	91,271
Operating income	27,426	22,530	50,870	36,318
Depreciation and amortization	15,569	15,288	29,913	29,913
Capital expenditures	38,724	12,620	69,564	48,441

A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Total segment operating income	$72,694	$60,533	$143,159	$114,797
Unallocated corporate overhead	(15,969)	(12,831)	(31,733)	(23,399)
Consolidated operating income	$56,725	$47,702	$111,426	$91,398

A summary of unallocated corporate overhead consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Restricted stock and performance-based compensation expense	$3,267	$2,532	$5,936	$3,184
U.S. pension expense	1,826	2,185	3,652	4,003
Audit, tax and related expenses	1,066	571	2,272	2,236
Executive officers’ salary	867	927	1,733	1,791
Employees’ salary	3,292	1,963	5,236	3,899
Global IT	986	—	2,726	—
Employee health and fringe cost	2,208	2,604	4,076	4,759
Other general unallocated corporate expenses	2,457	2,049	6,102	3,527
	$15,969	$12,831	$31,733	$23,399

Other general unallocated corporate expenses consist of various departmental costs including corporate accounting, legal and investor relations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

15.          Recently Issued Accounting Standards

The FASB has issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. Prior to the effective date of FIN 48, the accounting for uncertainty in income taxes was subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 effective December 31, 2006 which did not have a significant impact on its consolidated financial results. Refer to Note 10.

The Company adopted the recognition and disclosure requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) as of December 30, 2006. This Standard includes two phases of implementation. The second phase of SFAS 158 requires that the valuation date of plan accounts be as of the end of the fiscal year, with that change required to be implemented by fiscal years ending after December 15, 2008. The Company will change the valuation date relating to its foreign plans which will not have a material impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS 159 are not expected to have a material impact on the Company’s consolidated financial statements.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes.

Overview

Continuing Operations

We are a leading global provider of solutions that advance the drug discovery and development process, including research models and associated services and outsourced preclinical services, which include Phase I clinical services. We partner with global pharmaceutical companies, a wide range of biotechnology companies, as well as government agencies, leading hospitals and academic institutions throughout the world in order to bring drugs to market faster and more efficiently. Our broad portfolio of products and services enables our customers to reduce costs, increase speed and enhance their productivity and effectiveness in drug discovery and development. We have been in business for 60 years.

For the second quarter of 2007, sales growth was driven by spending by major pharmaceuticals, biotechnology companies and academic institutions on our global products and services, which aid in their development of new drugs and products. Future drivers for our business as a whole are primarily expected to emerge from our customers’ continued growing demand for drug discovery and development services, including increased strategic focus on outsourcing.

We expect our continuing capacity expansion program to position us to take advantage of these long-term opportunities. For instance, in order to meet demand for our preclinical services, we opened our new preclinical site in Massachusetts, we plan to open our new preclinical site in Nevada in 2008 and plan to construct additional preclinical capacity in Scotland, Canada, Ohio and China. We are particularly enthusiastic to commence construction of our new China facility, which we hope will enable us to be the partner of choice for our global pharmaceutical and biotechnology customers as they establish and expand research and development activities in the rapidly growing Chinese market. Furthermore, the opening of our California Research Models and Services (“RMS”) expansion and the ground breaking of our facility in Maryland, which will support the National Cancer Institute (“NCI”) contract, reflect our commitment to address demand for our RMS products and services. Our capital expenditures of $87.3 million during the six months ended June 30, 2007, and our planned capital expenditures in the range of $200 million to $225 million for total 2007, reflect our ongoing commitment to our capital expansion program. In addition to internally generated organic growth, our business strategy includes strategic “bolt-on” acquisitions that complement our business, increase the rate of our growth or geographically expand our existing services.

Total net sales during the second quarter of 2007 were $307.4 million, an increase of 14.8% over the same period last year. The sales increase was due primarily to increased customer demand and higher pricing, with strong sales in both Preclinical Services (“PCS”) and RMS. The effect of foreign currency translation added 2.1% to sales growth. Our gross margin decreased to 39.3% of net sales for the second quarter of 2007, compared to 40.0% of net sales for the second quarter of 2006, due mainly to start-up and transition cost for our PCS Massachusetts facilities, partially offset by favorable results in our other large PCS locations and in RMS.

Our operating income for the second quarter of 2007 was $56.7 million compared to $47.7 million for the second quarter of 2006, an increase of 18.9%. The operating margin was 18.5% for the second quarter of 2007 compared to 17.8% for the prior year, primarily due to improved margins in the RMS businesses and lower amortization expense partially offset by higher costs in the PCS segment due to Massachusetts start-up and transition costs. Net income from continuing operations was $37.8 million for the second quarter of 2007 compared to $32.8 million for the second quarter of 2006. Diluted earnings per share from continuing operations for the second quarter of 2007 were $0.55 compared to $0.46 for the second quarter of 2006.

Total net sales during the six months ended June 30, 2007 were $598.6 million, an increase of 14.7% over the same period last year. The sales increase was due primarily to increased customer demand and higher pricing, with strong sales in both PCS and RMS. The effect of foreign currency translation added 2.4% to sales growth. Our gross margin increased to 39.5% of net sales for the six months ended June 30, 2007, compared to 38.8% of net sales for the first six months of 2006, due primarily to improved capacity utilization in the PCS and RMS segments, partially offset by start-up and transition costs for our PCS Massachusetts facilities.

Our operating income for the six months ended June 30, 2007 was $111.4 million compared to $91.4 million for the six months ended July 1, 2006, an increase of 21.9%. The operating margin was 18.6% for the six months ended June 30, 2007 compared to 17.5% for the prior year, with improved margins in both the PCS and RMS businesses. Net income from continuing operations was $75.1 million for the six months ended June 30, 2007 compared to $61.3 million for the six months ended July 1, 2006. Diluted earnings per share from continuing operations for the first six months of 2007 were $1.10 compared to $0.84 for the first six months of 2006.

We report two segments: RMS and PCS, which reflect the manner in which our operating units are managed. Our PCS segment includes our Phase I clinical services business, which we view as an integral strategic component of our service offerings because it enables us to support our customers’ preclinical efforts through early-stage clinical trials.

Our RMS segment, which represented 46.8% of net sales in the second quarter of 2007, includes research models, transgenic services, laboratory services, discovery services, consulting and staffing services, vaccine support and in vitro technology (primarily endotoxin testing). Net sales for this segment increased 9.9% for the second quarter of 2007 compared to the second quarter of 2006, due to increased transgenic sales, strong in vitro sales and increased small model sales in the United States and Europe. Favorable foreign currency translation increased the net sales gain by 1.8%. We experienced increases in both the RMS gross margin and operating margin compared to last year (to 43.9% from 42.4% and to 31.5% from 29.1%, respectively), mainly due to the impact of higher sales. Our Northern California production facility expansion is intended to meet our West Coast customers’ increased need for models and discovery services for their drug discovery and development efforts. We began production in approximately one half of this addition in the second quarter of 2007.

Sales on a year to date basis for our RMS business segment increased 10.4% compared to the first six months of 2006, due to increased large model shipments, increased transgenic sales, strong in vitro sales and increased small model sales in the United States and Europe, partially offset by lower small model growth in Japan and lower vaccine sales. Operating income on a year to date basis was $92.3 million compared to $78.5 million, an increase of $13.8 million, or 17.6%, from the same period last year. Operating income for the first six months as a percent of net sales increased to 32.2% compared to 30.2% for the same period last year.

Our PCS segment, which represented 53.2% of net sales in the second quarter of 2007, includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical, bioanalysis, pharmacokinetics and drug metabolism services, as well as, Phase I clinical trials. Sales for this segment for the second quarter of 2007 increased 19.4% over the second quarter of 2006. Sales were driven by continuing strong demand for general and specialty toxicology studies by pharmaceutical and biotechnology customers and the addition of the Northwest Kinetics Phase I clinical services business. Favorable foreign currency increased sales growth by 2.3%. We experienced a decrease in the PCS gross margin for the second quarter of 2007 from 37.7% in 2006 to 35.4% due mainly to start-up and transition costs related to our PCS Massachusetts facilities, partially offset by favorable results for our other large PCS locations and RMS. Operating income increased to 16.8% of net sales for the second quarter of 2007, compared to 16.4% for 2006 due to lower amortization expense offset by the lower gross margin. We expect to see increasing levels of customer demand in certain of our development services businesses, particularly large model, reproductive and inhalation toxicology. We continue to focus on meeting the growing demand for our preclinical services and increased outsourcing trends through our capital expansion program.

Sales on a year to date basis for our Preclinical Services segment increased 18.9% over the same period last year. Operating income for the first six months increased to 16.3% of net sales, compared to 13.9% for the first six months of 2006, due to lower amortization expense and increased gross margin.

Discontinued Operations

Our former Phase II-IV Clinical Services and our Interventional and Surgical Services (“ISS”) businesses are reported as discontinued operations. Our historical information has been reclassified to reflect discontinued operations.

The net loss from discontinued operations for the first half of 2007 was $0.3 million, which relates to results from our ISS business.

During fiscal 2006, we initiated actions to sell and sold Phase II-IV of our clinical business. Accordingly, management performed appropriate goodwill impairment and asset impairment tests for the clinical business segment. As a result, we recorded charges of $133.1 million to write down the value of the goodwill and impaired assets associated with the clinical business in the first six months of 2006. Additionally, we made a decision to close our ISS business, which was formerly included in the PCS segment, and recorded an impairment charge of $1.1 million associated with this business.

Three Months Ended June 30, 2007 Compared to Three Months Ended July 1, 2006

Net Sales.   Net sales for the three months ended June 30, 2007 were $307.4 million, an increase of $39.5 million, or 14.8%, from $267.9 million for the three months ended July 1, 2006.

Research Models and Services.   For the three months ended June 30, 2007, net sales for our RMS segment increased to $143.8 million from $130.8 million for the three months ended July 1, 2006, an increase of 9.9%. Favorable foreign currency translation increased sales growth by approximately 1.8%. RMS sales increased due to pricing and unit volume increases in both models and services, driven by increases in basic research and biotechnology spending.

Preclinical Services.   For the three months ended June 30, 2007, net sales for our PCS segment were $163.6 million, an increase of $26.6 million, or 19.4%, compared to $137.0 million for the three months ended July 1, 2006. The increase was primarily due to the increased customer demand for toxicology and other specialty preclinical services, reflecting increased customer outsourcing and the addition of the Northwest Kinetics Phase I clinical service business. Favorable foreign currency increased sales growth by 2.3%.

Cost of Products Sold and Services Provided.   Cost of products sold and services provided for the three months ended June 30, 2007 was $186.5 million, an increase of $25.8 million, or 16.0%, from $160.7 million for the three months ended July 1, 2006. Cost of products sold and services provided for the three months ended June 30, 2007 was 60.7% of net sales, compared to 60.0% for the three months ended July 1, 2006.

Research Models and Services.   Cost of products sold and services provided for RMS for the three months ended June 30, 2007 was $80.7 million, an increase of $5.4 million, or 7.1%, compared to $75.3 million for the three months ended July 1, 2006. Cost of products sold and services provided decreased as a percent of net sales to 56.1% for the three months ended June 30, 2007, compared to the three months ended July 1, 2006 at 57.6% of net sales. Increased sales during the quarter resulted in greater facility utilization and greater economics of scale.

Preclinical Services.   Cost of products sold and services provided for the PCS segment for the three months ended June 30, 2007 was $105.8 million, an increase of $20.4 million, or 23.9%, compared to $85.4 million for the three months ended July 1, 2006. Cost of products sold and services provided as a percentage of net sales was 64.6% for the three months ended June 30, 2007, compared to 62.3% for the three months ended July 1, 2006. The increase in cost of products sold and services provided as a percentage of net sales was primarily due to start-up and transition cost for our PCS Massachusetts facilities, partially offset by favorable results for our other PCS toxicology locations.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the three months ended June 30, 2007 were $56.1 million, an increase of $6.1 million, or 12.1%, from $50.0 million for the three months ended July 1, 2006. Selling, general and administrative expenses for the three months ended June 30, 2007 were 18.2% of net sales compared to 18.7% of net sales for the three months ended July 1, 2006. The decrease as a percentage of sales was due primarily to lower selling, general and administrative expenses as a percentage of sales in both RMS and PCS, partially offset by increases in unallocated corporate overhead.

Research Models and Services.   Selling, general and administrative expenses for RMS for the three months ended June 30, 2007 were $17.5 million, an increase of $0.1 million, or 0.5%, compared to $17.4 million for the three months ended July 1, 2006. Selling, general and administrative expenses decreased as a percentage of sales to 12.1% for the three months ended June 30, 2007 from 13.3% for the three months ended July 1, 2006 due mainly to greater economies of scale.

Preclinical Services.   Selling, general and administrative expenses for the PCS segment for the three months ended June 30, 2007 were $22.6 million, an increase of $2.8 million, or 14.3%, compared to $19.8 million for the three months ended July 1, 2006. Selling, general and administrative expenses for the three months ended June 30, 2007 decreased to 13.8% of net sales, compared to 14.5% of net sales for the three months ended July 1, 2006.

Unallocated Corporate Overhead.   Unallocated corporate overhead, which consists of various corporate expenses, including those associated with pension, executive salaries, stock-based compensation and departments such as corporate accounting, information technology, human resources, and tax, was $16.0 million for the three months ended June 30, 2007, compared to $12.8 million for the three months ended July 1, 2006. The increase in unallocated corporate overhead during the second quarter of 2007 was due primarily to increased stock compensation, higher information technology costs and increased corporate business development costs.

Amortization of Other Intangibles.   Amortization of other intangibles for the three months ended June 30, 2007 was $8.1 million, a decrease of $1.3 million, from $9.4 million for the three months ended July 1, 2006.

Preclinical Services.   For the three months ended June 30, 2007, amortization of other intangibles for our PCS segment was $7.8 million, compared to $9.3 million for the three months ended July 1, 2006. The decrease was primarily due to reduced amortization related to the acquisition of Inveresk.

Operating Income.   Operating income for the three months ended June 30, 2007 was $56.7 million, an increase of $9.0 million, or 18.9%, from $47.7 million for the three months ended July 1, 2006. Operating income for the three months ended June 30, 2007 was 18.5% of net sales, compared to 17.8% of net sales for the three months ended July 1, 2006.

Research Models and Services.   For the three months ended June 30, 2007, operating income for our RMS segment was $45.3 million, an increase of $7.3 million, or 19.1%, from $38.0 million for the three months ended July 1, 2006. Operating income as a percentage of net sales for the three months ended June 30, 2007 was 31.5%, compared to 29.1% for the three months ended July 1, 2006. The increase in operating income as a percentage of sales was primarily due to increased utilization as a result of higher sales volume.

Preclinical Services.   For the three months ended June 30, 2007, operating income for our PCS segment was $27.4 million, an increase of $4.9 million, or 21.7%, from $22.5 million for the three months ended July 1, 2006. Operating income as a percentage of net sales increased to 16.8%, compared to 16.4% of net sales for the three months ended July 1, 2006. The increase in operating income as a percentage of net sales was primarily due to lower amortization costs and favorable results for most of our PCS locations, partially offset by the gross margin impact of the start-up and transition costs for our PCS Massachusetts facilities.

Interest Expense.   Interest expense for the three months ended June 30, 2007 was $4.9 million, compared to $4.6 million for the three months ended July 1, 2006.

Interest Income.   Interest income during the second quarter of 2007 was $2.3 million compared to $1.0 million during the second quarter of 2006 due to increased funds available for investment.

Income Taxes.   Income tax expense for the three months ended June 30, 2007 was $15.1 million, an increase of $5.2 million compared to $9.9 million for the three months ended July 1, 2006. The increase was primarily due to the recording of a favorable discrete tax event related to the Canadian federal tax rate reduction during the second quarter of last year.

Income from Continuing Operations.   Net income from continuing operations in the second quarter of 2007 was $37.8 million, compared to $32.8 million in the same period last year. Diluted earnings per share from continuing operations in the second quarter of 2007 were $0.55, compared to $0.46 in the same period last year.

Income (Loss) from Discontinued Operations.   For the three months ended June 30, 2007, income from discontinued operations was $0.1 million, related to our ISS business, compared to a loss of $7.0 million in the second quarter of 2006. In the second quarter of 2006, taking into account the planned divestiture of the Phase II-IV Clinical Services business and the closure of the ISS business, the Company recorded $5.0 million of impairment charges.

Net Income.   Net income for the three months ended June 30, 2007 was $38.0 million, an increase of $12.2 million from $25.8 million for the three months ended July 1, 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended July 1, 2006

Net Sales.   Net sales for the six months ended June 30, 2007 were $598.6 million, an increase of $76.6 million, or 14.7%, from $522.0 million for the six months ended July 1, 2006.

Research Models and Services.   For the six months ended June 30, 2007, net sales for our RMS segment were $286.9 million, an increase of $27.1 million from $259.8 million for the six months ended July 1, 2006, due to strong demand for research models from large pharmaceutical customers in North America and Europe, increased demand for transgenic services and higher sales of in vitro products, partially offset by lower small model growth in Europe and Japan. Sales of large models increased as shipments which had been delayed from the fourth quarter of 2006 due to an extended quarantine were released. Favorable foreign currency translation increased sales growth by approximately 2.2%. RMS sales increased due to pricing and unit volume increases in both models, including large models, and services. The RMS sales growth was driven by increases in basic research and biotechnology spending, which drove greater demand for our products and services.

Preclinical Services.   For the six months ended June 30, 2007, net sales for our PCS segment were $311.7 million, an increase of $49.5 million, or 18.9%, compared to $262.2 million for the six months ended July 1, 2006. The increase in PCS sales was primarily due to the increased customer demand for toxicology and other specialty preclinical services, reflecting increased customer outsourcing and the addition of Northwest Kinetics Phase I clinical service business. Favorable foreign currency increased sales growth by 2.6%.

Cost of Products Sold and Services Provided.   Cost of products sold and services provided for the six months ended June 30, 2007 was $362.1 million, an increase of $42.7 million, or 13.4%, from $319.4 million for the six months ended July 1, 2006. Cost of products sold and services provided for the six months ended June 30, 2007 was 60.5% of net sales, compared to 61.2% for the six months ended July 1, 2006, due to greater utilization which resulted from the increased sales.

Research Models and Services.   Cost of products sold and services provided for RMS for the six months ended June 30, 2007 was $160.1 million, an increase of $11.7 million, or 7.9%, compared to $148.4 million for the six months ended July 1, 2006. Cost of products sold and services provided as a percentage of net sales for the six months ended June 30, 2007 was 55.8% compared to the six months ended July 1, 2006 at 57.1% of net sales. The greater facility utilization was the result of the increased sales during the quarter.

Preclinical Services.   Cost of products sold and services provided for the PCS segment for the six months ended June 30, 2007 was $202.0 million, an increase of $31.1 million, or 18.2%, compared to $170.9 million for the six months ended July 1, 2006. Cost of products sold and services provided as a percentage of net sales was 64.8% for the six months ended June 30, 2007, compared to 65.2% for the six months ended July 1, 2006. The decrease in cost of products sold and services provided as a percentage of net sales was primarily due to improved capacity utilization resulting from the increased sales of services, partially offset by the start-up and transition costs of PCS Massachusetts facilities.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the six months ended June 30, 2007 were $109.1 million, an increase of $16.3 million, or 17.6%, from $92.8 million for the six months ended July 1, 2006. Selling, general and administrative expenses for the six months ended June 30, 2007 were 18.2% of net sales compared to 17.8% of net sales for the six months ended July 1, 2006. The increase as a percentage of sales was due primarily to increases in unallocated corporate overhead.

Research Models and Services.   Selling, general and administrative expenses for RMS for the six months ended June 30, 2007 were $33.7 million, an increase of $1.0 million, or 3.2%, compared to $32.7 million for the six months ended July 1, 2006. Selling, general and administrative expenses decreased as a percentage of sales to 11.8% for the six months ended June 30, 2007 from 12.6% for the six months ended July 1, 2006 due mainly to greater economies of scale.

Preclinical Services.   Selling, general and administrative expenses for the PCS segment for the six months ended June 30, 2007 were $43.7 million, an increase of $7.0 million, or 19.0%, compared to $36.7 million for the six months ended July 1, 2006. Selling, general and administrative expenses for the six months ended June 30, 2007 remained constant at 14.0% of net sales compared to the six months ended July 1, 2006.

Unallocated Corporate Overhead.   Unallocated corporate overhead, which consists of various corporate expenses including those associated with pension, executive salaries, stock-based compensation and departments such as corporate accounting, information technology, human resources and tax, was $31.7 million for the six months ended June 30, 2007, compared to $23.4 million for the six months ended July 1, 2006. The increase in unallocated corporate overhead during the first half of 2007 was due primarily to increased stock compensation, higher information technology costs and higher bonus accruals.

Amortization of Other Intangibles.   Amortization of other intangibles for the six months ended June 30, 2007 was $16.0 million, a decrease of $2.5 million, from $18.5 million for the six months ended July 1, 2006.

Preclinical Services.   For the six months ended June 30, 2007, amortization of other intangibles for our PCS segment was $15.2 million, a decrease of $3.1 million from $18.3 million for the six months ended July 1, 2006. The decreased amortization was primarily due to reduced amortization related to the acquisition of Inveresk.

Operating Income.   Operating income for the six months ended June 30, 2007 was $111.4 million, an increase of $20.0 million, or 21.9%, from $91.4 million for the six months ended July 1, 2006. Operating income for the six months ended June 30, 2007 was 18.6% of net sales, compared to 17.5% of net sales for the six months ended July 1, 2006.

Research Models and Services.   For the six months ended June 30, 2007, operating income for our RMS segment was $92.3 million, an increase of $13.8 million, or 17.6%, from $78.5 million for the six months ended July 1, 2006. Operating income as a percentage of net sales for the six months ended June 30, 2007 was 32.2%, compared to 30.2% for the six months ended July 1, 2006. The increase in operating income as a percentage of sales was primarily due to increased utilization due to the higher sales volume.

Preclinical Services.   For the six months ended June 30, 2007 operating income for our PCS segment was $50.8 million, an increase of $14.5 million, or 40.1%, from $36.3 million for the six months ended July 1, 2006. Operating income as a percentage of net sales increased to 16.3%, compared to 13.9% of net sales for the six months ended July 1, 2006. The increase in operating income as a percentage of net sales was primarily due to higher sales which resulted in improved operating efficiency and lower amortization costs, partially offset by the start-up and transition costs for our PCS Massachusetts facilities.

Interest Expense.   Interest expense for the six months ended June 30, 2007 was $9.2 million, compared to $8.4 million for the six months ended July 1, 2006.

Interest Income.   Interest income for the six months ended June 30, 2007 was $4.6 million compared to $1.7 million for the six months ended July 1, 2006 due to increased funds available for investment.

Income Taxes.   Income tax expense for the six months ended June 30, 2007 was $30.4 million, an increase of $8.7 million compared to $21.7 million for the six months ended July 1, 2006. The increase in tax expense as a percentage of sales was primarily due to the recording of a favorable discrete tax event related to the Canadian federal tax reduction in the first six months of 2006.

Income from Continuing Operations.   Income from continuing operations on a year to date basis was $75.1 million, compared to $61.3 million for the same period last year.

Income (Loss) from Discontinued Operations.   For the first six months of 2007, loss from discontinued operations was $0.3 million which relates to our ISS business, compared to a net loss of $135.7 million for the first six months of 2006. The net loss for the first six months of 2006 was due to impairment charges associated with the divestiture of the Phase II-IV Clinical Services business and the closure of the ISS business.

Net Income (Loss).   Net income for the six months ended June 30, 2007 was $74.7 million compared to a net loss for the six months ended July 1, 2006 of $74.4 million.

Liquidity and Capital Resources

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our condensed consolidated statements of cash flows.

Our principal sources of liquidity have been our cash flow from operations, the convertible debt offering and our revolving line of credit arrangements.

On June 12, 2006, we issued $350.0 million aggregate principal amount of convertible senior subordinated notes (“the 2013 Notes”) in a private placement with net proceeds to the Company of $343.0 million. The 2013 Notes bear interest at 2.25% per annum, payable semi-annually, and mature on June 15, 2013. The 2013 Notes are convertible into cash and shares of common stock (or, at the Company’s election, cash in lieu of some or all of such common stock) based on an initial conversion rate, subject to adjustment, of 20.4337 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of $48.94 per share).

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

On July 31, 2006, we amended and restated our $660.0 million credit agreement to reduce the current interest rate, modify certain restrictive covenants and extend the term. The amount of debt outstanding under the original $660.0 million credit agreement remained the same at the time of amendment. The now $428.0 million credit agreement provides for a $156 million U.S. term loan facility, a $200.0 million U.S. revolving facility, a C$57.8 million term loan facility and a C$12.0 million revolving facility for a Canadian subsidiary, and a GBP 6.0 million revolving facility for a U.K. subsidiary. The $156.0 million term loan facility matures in 20 quarterly installments with the last installment due June 30, 2011. The $200.0 million U.S. revolving facility matures on July 31, 2011 and requires no scheduled payment before that date. Under specified circumstances, the $200.0 million U.S. revolving facility may be increased by $100.0 million. The Canadian term loan is repayable in full by June 30, 2011 and requires no scheduled prepayment before that date. The Canadian and U.K. revolving facilities mature on July 31, 2011 and require no scheduled prepayment before that date. The interest rate applicable to the Canadian term loan and the Canadian and U.K. revolving loans under the credit agreement is the adjusted LIBOR rate in its relevant currency plus an interest rate margin based upon our leverage ratio. The interest rates applicable to term loans and revolving loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio. Based on our leverage ratio, the margin range for LIBOR based loans is 0.625% to 0.875%. The interest rate margin was 0.75% as of June 30, 2007. We have pledged the stock of certain subsidiaries as well as certain U.S. assets as security for the $428.0 million credit agreement. The $428.0 million credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. We had $5.0 million outstanding under letters of credit as of June 30, 2007 and December 30, 2006.

During the first six months of 2007, we did not borrow under our revolving credit facility. As of June 30, 2007, there was no outstanding balance on the revolving facility.

On July 27, 2005, we entered into a $50 million credit agreement (“$50 million credit agreement”), which was subsequently amended on December 20, 2005 and again on July 31, 2006 to reflect substantially the same modifications made to the covenants in the $660 million and $428 million credit agreements, respectively. On June 15, 2007, we executed a third amendment to the $50 million credit agreement to extend the maturity date and reduce the interest rate. The $50 million credit agreement provides for a $50 million term loan facility which matures on June 22, 2010. Prior to the amendment, the interest rate applicable to term loans under the credit agreement was, at our option, equal to either the base rate (which was the higher of the prime rate or the federal funds rate plus 0.50%) or the LIBOR rate plus 0.75%. From June 15, 2007 through June 21, 2008, the interest rates applicable to term loans under the credit agreement was, at our option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) minus 2.25% or the LIBOR rate plus 0.50%. Commencing June 22, 2008 through June 22, 2010, the applicable interest rates are equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based on our leverage ratio. The $50 million credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. As of June 30, 2007, the entire balance of the $50 million credit agreement was outstanding and classified as long-term debt.

In November 2006, we entered into a new Rule 10b5-1 Stock Purchase Plan with a third-party investment bank for the remaining shares authorized under our share repurchase program. As of June 30, 2007, approximately $28.6 million remained authorized for share repurchases. On August 1, 2007, the Board of Directors authorized an additional increase of our share repurchase program by $100 million. The timing and amount of future repurchases will depend on market conditions and corporate considerations.

Cash and cash equivalents totaled $162.1 million at June 30, 2007, compared to $175.4 million at December 30, 2006.

Net cash provided by operating activities for the six months ended June 30, 2007 and July 1, 2006 was $93.4 million and $60.2 million, respectively. The increase in cash provided by operations was primarily a result of increased earnings. Our days sales outstanding (“DSO”) of 40 days as of June 30, 2007 increased from 39 days at December 30, 2006 and 33 days at July 1, 2006. Our DSO includes deferred revenue as an offset to accounts receivable in the calculation.

Net cash used in investing activities for the six months ended June 30, 2007 and July 1, 2006 was $93.1 million and $90.4 million, respectively. For the six months ended June 30, 2007, we used $87.3 million for capital expenditures, compared to the six month period in 2006, during which we paid $56.8 million for capital expenditures. Year to date 2007, we made capital expenditures in RMS of $17.8 million and in PCS of $69.6 million, due mainly to the construction of our facilities in Nevada and Massachusetts. We anticipate that future capital expenditures will be funded by cash provided by operating activities. For fiscal 2007, we project capital expenditures to be approximately $200 - 225 million. For the six months ended June 30, 2007, purchases of marketable securities were $79.5 million, compared to $47.6 million in 2006.

Net cash used in financing activities for the six months ended June 30, 2007 was $15.1 million compared to net cash provided by financing activities of $114.1 million for the six months ended July 1, 2006. For the six months ended July 1, 2006, we had proceeds from long-term debt of $440.2 million due mainly to the sale of the 2013 Notes. Proceeds from exercises of employee stock options amounted to $30.6 million and $17.5 million for the six months ended June 30, 2007 and July 1, 2006, respectively. Year to date 2007 and 2006, we repaid $38.0 million and $132.6 million of debt, respectively.

New Accounting Pronouncements

The FASB has issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. Prior to the effective date of FIN 48, the accounting for uncertainty in income taxes was subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 effective December 31, 2006 which did not have a significant impact on its consolidated financial results. Refer to Note 10.

We adopted the recognition and disclosure requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) as of December 30, 2006. This Standard includes two phases of implementation. The second phase of SFAS 158 requires that the valuation date of plan accounts be as of the end of the fiscal year, with that change required to be implemented by fiscal years ending after December 15, 2008. We will change the valuation date relating to our foreign plans which will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out framework for measuring fair value and expands on required disclosures about fair value measurements. SFAS 157 is effective for us on January 1, 2008 and will be applied prospectively. The provisions of SFAS 157 are not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS 159 are not expected to have a material impact on our consolidated financial statements.

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

Interest Rate Risk

The fair value of our marketable securities is subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 100 basis points from levels at June 30, 2007, then the fair value of the portfolio would decline by approximately $0.2 million.

We have entered into two credit agreements, the $428 million credit agreement (prior to July 31, 2006, the $660 million credit agreement) and the $50 million credit agreement. Our primary interest rate exposure results from changes in LIBOR or the base rates which are used to determine the applicable interest rates under our term loans in the $428 million credit agreement and in the $50 million agreement and our revolving credit facilities. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $4.1 million on a pre-tax basis. The book value of our debt approximates fair value.

We issued $350 million of the 2013 Notes in a private placement in the second quarter of 2006. The convertible senior debenture notes bear an interest rate of 2.25%. The fair market value of the outstanding notes was $421.8 million on June 30, 2007.

Foreign Currency Exchange Rate Risk

We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our earnings and cash flows. This risk is mitigated by the fact that various foreign operations are principally conducted in their respective local currencies. A portion of our foreign operations’ revenue is denominated in U.S. dollars, with the costs accounted for in their local currencies. We attempt to minimize this exposure by using certain financial instruments, for purposes other than trading, in accordance with our overall risk management and our hedge policy. In accordance with our hedge policy, we designate such transactions as hedges as set forth in SFAS No. 133.

During 2007, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on customer transactions and certain balance sheet items. There were no contracts open as of June 30, 2007.

Item 4.                        Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of June 30, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2007 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s purchases of shares of its common stock during the quarter ended June 30, 2007.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2007—April 28, 2007	937	$46.12	—	$131,101,999
April 29, 2007—May 26, 2007	1,983	$48.31	—	$131,101,999
May 27, 2007—June 30, 2007	48,071	$52.89	48,000	$128,563,154
Total:	50,991	$52.59	48,000	$128,563,154

The Board of Directors of the Company has authorized a share repurchase program, originally authorized on July 27, 2005 and subsequently amended on October 26, 2005 and May 9, 2006, to acquire up to a total of $300.0 million of common stock. The program does not have a fixed expiration date. On August 1, 2007, the Board of Directors authorized an additional increase of the Company’s share repurchase program by $100.0 million.

During the quarter ended June 30, 2007, the Company repurchased 48,000 shares of common stock for approximately $2.5 million. The timing and amount of any future repurchases will depend on market conditions and corporate considerations. Additionally, the Company’s 2000 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, during the quarter ended June 30, 2007, the Company acquired 2,991 shares as a result of such withholdings for approximately $0.1 million.

Item 4.                        Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 8, 2007, the following proposals were adopted by the votes specified below:

(a)          The following directors were elected to serve until the Company’s 2008 Annual Meeting of Shareholders and received the number of votes listed opposite each of their names below:

	Number of Shares Voted For	Number of Shares Withheld
James C. Foster	60,359,552	1,951,101
Stephen D. Chubb	60,350,467	1,960,186
George E. Massaro	61,278,443	1,032,210
George M. Milne	59,996,697	2,313,956
Douglas E. Rogers	60,060,667	2,249,986
Samuel O. Thier	61,202,239	1,108,414
William H. Waltrip	58,381,609	3,929,044

(b)         The approval of the Charles River Laboratories International, Inc. 2007 Incentive Plan authorizing the issuance of up to 6,300,000 shares of common stock. A total of 42,253,441 shares voted in favor of the plan, 16,551,230 shares voted against, 31,939 shares abstained from voting and 3,474,043 shares had no vote.

(c)          The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for fiscal 2007. A total of 61,993,889 shares voted in favor of the ratification, 311,430 shares voted against the ratification, and 5,334 shares abstained from voting.

Computershare Trust Company, N.A., our transfer agent, acted as independent proxy tabulator and Inspector of Election at the Annual Meeting of Shareholders.

Item 6.                        Exhibits

(a)           Exhibits

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
August 8, 2007	/s/ JAMES C. FOSTER
James C. Foster
Chairman, President and Chief Executive Officer
August 8, 2007	/s/ THOMAS F. ACKERMAN
Thomas F. Ackerman
Corporate Executive Vice President and Chief Financial Officer