Form 10-Q
period 2007-09-29
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2007-11-08
CIK 1100682

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 29, 2007
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

        Large Accelerated Filer ☒                Accelerated Filer ☐                Non-accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        As of November 1, 2007, there were 67,922,306 shares of the registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended September 29, 2007

Table of Contents

Special Note on Factors Affecting Future Results

        This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. ("Charles River") that are based on current expectations, estimates, forecasts, and projections about the industries in which Charles River operates and the beliefs and assumptions of our management. Words such as "expect," "anticipate," "target," "goal," "project," "intend," "plan," "believe," "seek," "estimate," "will," "likely," "may," "designed," "would," "future," "can," "could" and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on current expectations and beliefs of Charles River and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: future demand for drug discovery and development products and services, including the outsourcing of these services; future actions by our management; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of our revenues; our cost structure; the impact of acquisitions and dispositions; the timing of the opening of new and expanded facilities; our expectations with respect to sales growth, efficiency improvements and operating synergies; changes in our expectations regarding future stock option, restricted stock and other equity grants to employees and directors; changes in our expectations regarding our stock repurchases; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our cash flow and liquidity. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 30, 2006 under the section entitled "Risks Related to Our Business and Industry," the section of this Quarterly Report on Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

Item 1.    Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)

	Three Months Ended
	September 29, 2007	September 30, 2006
Net sales related to products	$104,228	$92,886
Net sales related to services	209,736	171,774

Total net sales	313,964	264,660
Costs and expenses
Cost of products sold	55,487	52,533
Cost of services provided	134,578	109,865
Selling, general and administrative	51,847	41,211
Amortization of intangibles	8,421	9,430

Operating income	63,631	51,621
Other income (expense)
Interest income	2,317	2,503
Interest expense	(4,645)	(6,107)
Other, net	(861)	45

Income before income taxes and minority interests	60,442	48,062
Provision for income taxes	16,808	15,489

Income before minority interests	43,634	32,573
Minority interests	(98)	(440)

Income from continuing operations	43,536	32,133
Loss from operations of discontinued businesses, net of taxes	(759)	(48,739)

Net income (loss)	$42,777	$(16,606)

Basic earnings (loss) per common share:
Continuing operations	$0.65	$0.48
Discontinued operations	(0.01)	(0.73)

Net income (loss)	$0.64	$(0.25)
Diluted earnings (loss) per common share:
Continuing operations	$0.63	$0.47
Discontinued operations	(0.01)	(0.72)

Net income (loss)	$0.62	$(0.24)

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)

	Nine Months Ended
	September 29, 2007	September 30, 2006
Net sales related to products	$313,297	$284,793
Net sales related to services	599,301	501,867

Total net sales	912,598	786,660
Costs and expenses
Cost of products sold	166,772	156,768
Cost of services provided	385,398	325,015
Selling, general and administrative	160,956	133,976
Amortization of intangibles	24,415	27,882

Operating income	175,057	143,019
Other income (expense)
Interest income	6,908	4,238
Interest expense	(13,890)	(14,519)
Other, net	(1,781)	(643)

Income before income taxes and minority interests	166,294	132,095
Provision for income taxes	47,219	37,170

Income before minority interests	119,075	94,925
Minority interests	(471)	(1,496)

Income from continuing operations	118,604	93,429
Loss from operations of discontinued businesses, net of taxes	(1,108)	(184,401)

Net income (loss)	$117,496	$(90,972)

Basic earnings (loss) per common share:
Continuing operations	$1.78	$1.34
Discontinued operations	(0.02)	(2.64)

Net income (loss)	$1.76	$(1.30)
Diluted earnings (loss) per common share:
Continuing operations	$1.74	$1.32
Discontinued operations	(0.02)	(2.60)

Net income (loss)	$1.72	$(1.28)

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands, except per share amounts)

	September 29, 2007	December 30, 2006
Assets
Current assets
Cash and cash equivalents	$183,497	$175,380
Trade receivables, net	232,041	202,658
Inventories	80,234	72,362
Other current assets	58,159	44,363
Current assets of discontinued operations	1,414	6,330

Total current assets	555,345	501,093
Property, plant and equipment, net	688,150	534,745
Goodwill, net	1,120,292	1,119,309
Other intangibles, net	156,397	160,204
Deferred tax asset	92,453	107,498
Other assets	118,950	133,944
Long term assets of discontinued operations	4,187	751

Total assets	$2,735,774	$2,557,544

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt and capital lease obligations	$24,133	$24,977
Accounts payable	36,013	28,223
Accrued compensation	44,011	41,651
Deferred revenue	88,447	93,197
Accrued liabilities	64,798	41,991
Other current liabilities	32,714	25,625
Current liabilities of discontinued operations	250	3,667

Total current liabilities	290,366	259,331
Long-term debt and capital lease obligations	493,697	547,084
Other long-term liabilities	146,148	146,695

Total liabilities	930,211	953,110
Commitments and contingencies
Minority interests	3,467	9,223
Shareholders' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 75,036,493 shares issued and 67,944,512 outstanding at September 29, 2007 and 73,416,303 issued and 66,919,634 shares outstanding at December 30, 2006	751	734
Capital in excess of par value	1,887,767	1,818,138
Accumulated earnings	140,619	23,123
Treasury stock, at cost, 7,091,981 and 6,496,669 shares at September 29, 2007 and December 30, 2006, respectively	(298,269)	(267,955)
Accumulated other comprehensive income	71,228	21,171

Total shareholders' equity	1,802,096	1,595,211

Total liabilities and shareholders' equity	$2,735,774	$2,557,544

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Nine Months Ended
	September 29, 2007	September 30, 2006
Cash flows relating to operating activities
Net income (loss)	$117,496	$(90,972)
Less: Loss from discontinued operations	(1,108)	(184,401)

Income from continuing operations	118,604	93,429
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	63,105	60,759
Impairment charge	1,583	2,648
Amortization of debt issuance costs and discounts	1,946	1,801
Amortization of premiums on marketable securities	17	35
Provision for doubtful accounts	919	140
Minority interests	471	1,496
Deferred income taxes	(3,029)	5,038
(Gain) loss on disposal of property, plant and equipment	(2,116)	94
Net purchase, proceeds and gains on trading securities	4,042	—
Non-cash compensation	19,815	15,795
Changes in assets and liabilities:
Trade receivables	(19,509)	(9,320)
Inventories	(5,909)	(6,236)
Other current assets	(5,802)	(8,561)
Other assets	(1,821)	(4,648)
Accounts payable	(7,132)	(5,890)
Accrued compensation	634	(5,121)
Deferred revenue	(4,839)	(16,273)
Accrued liabilities	3,067	(2,588)
Other current liabilities	6,678	(23,779)
Other long-term liabilities	730	3,908

Net cash provided by operating activities	171,454	102,727

Cash flows relating to investing activities
Acquisition of businesses, net of cash acquired	(11,584)	—
Capital expenditures	(137,671)	(99,760)
Purchases of marketable securities and other investments	(251,659)	(130,070)
Proceeds from sales of property, plant and equipment	3,231	25
Proceeds from sale of marketable securities	264,956	35,331

Net cash used in investing activities	(132,727)	(194,474)

Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	—	440,300
Payments on long-term debt, capital lease obligation and revolving credit agreement	(56,730)	(140,429)
Purchase of call option	—	(98,293)
Proceeds from exercises of warrants	14	79
Proceeds from issuance of warrants	—	65,239
Proceeds from exercises of employee stock options	42,952	19,810
Excess tax benefit from exercises of employee stock options	4,296	3,172
Dividends paid to minority interests	(1,357)	(1,916)
Purchase of treasury stock	(30,314)	(246,603)
Payment of deferred financing costs	(35)	(8,807)

Net cash (used in) provided by financing activities	(41,174)	32,552

Discontinued operations
Net cash (used in) provided by operating activities	(3,044)	4,889
Net cash provided by investing activities	—	194,022
Net cash used in financing activities	—	(182)

Net cash (used in) provided by discontinued operations	(3,044)	198,729

Effect of exchange rate changes on cash and cash equivalents	13,608	(851)

Net change in cash and cash equivalents	8,117	138,683
Cash and cash equivalents, beginning of period	175,380	114,821

Cash and cash equivalents, end of period	$183,497	$253,504

Supplemental cash flow information
Capitalized interest	$3,629	$2,594

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

(dollars in thousands)

	Total	Accumulated Earnings	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Treasury Stock
Balance at December 30, 2006	$1,595,211	$23,123	$21,171	$734	$1,818,138	$(267,955)
Components of comprehensive income, net of tax:
Net income	117,496	117,496	—	—	—	—
Foreign currency translation adjustment	49,814	—	49,814	—	—	—
Amortization of pension gains (losses) and prior service (cost) credits	282	—	282	—	—	—
Unrealized gain on marketable securities	(39)	—	(39)	—	—	—

Total comprehensive income	167,553
Tax benefit associated with stock issued under employee compensation plans	6,865	—	—	—	6,865	—
Issuance of stock under employee compensation plans	42,952	—	—	17	42,935	—
Exercise of warrants	14	—	—	—	14	—
Acquisition of treasury shares	(30,314)	—	—	—	—	(30,314)
Stock-based compensation	17,941	—	—	—	17,941	—
Performance based compensation	1,874	—	—	—	1,874	—

Balance at September 29, 2007	$1,802,096	$140,619	$71,228	$751	$1,887,767	$(298,269)

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1.     Basis of Presentation

        The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to state fairly the financial position and results of operations of Charles River Laboratories International, Inc. (the "Company"). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 30, 2006.

        Certain amounts in prior year financial statements and related notes have been reclassified to conform with the current year presentation.

2.     Discontinued Operations

        The consolidated financial statements have been reclassified to segregate, as discontinued operations, the assets and liabilities, operating results and cash flows of the businesses being discontinued for all periods presented. Operating results from discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net sales	$36	$12,941	$582	$73,497
Income (loss) from operations of discontinued businesses, before income taxes	$2,496	$(4,473)	$1,986	$(139,543)
Provision for income taxes	3,255	44,266	3,094	44,858

Loss from operations of discontinued businesses, net of taxes	$(759)	$(48,739)	$(1,108)	$(184,401)

        Assets and liabilities of discontinued operations at September 29, 2007 and December 30, 2006 consisted of the following:

	September 29, 2007	December 30, 2006
Current assets	$1,414	$6,330
Long-term assets	4,187	751

Total assets	$5,601	$7,081

Current liabilities	$250	$3,667

Total liabilities	$250	$3,667

        Current assets included accounts receivable and other current assets. Non-current assets included property, plant and equipment and other non-current assets. Current liabilities consisted of accounts payable, deferred income and accrued expenses.

        During the quarter ended September 29, 2007, the Company filed its 2006 U.S. federal and state income tax returns which included the discontinued businesses. As a result of this filing, additional income tax expense of $3,308 and an adjustment to the loss from the sale of Phase II-IV Clinical business of $2,653 was recorded in discontinued operations during the third quarter of 2007.

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

        In the third quarter of 2006, the discontinued business recorded a loss from operations of $4,473 which included a $546 loss from the sale of the Phase II-IV Clinical business. As a direct result of the sale, the Company realized a significant tax gain resulting in additional tax expense of $45,267.

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

4.     Business Acquisitions

        On June 14, 2007, the Company entered into a joint venture with Shanghai BioExplorer Co., Ltd., a Shanghai, China-based provider of preclinical services, to form Charles River Laboratories Preclinical Services—China. The Company paid $2,400 in cash for a 75% ownership interest in the joint venture. Additionally, as part of the agreement, the joint venture purchased the net assets of Shanghai BioExoplorer for a purchase price of $1,532 including transaction costs of $543. Intangible assets of $935 were recorded by the joint venture based on the preliminary purchase price allocation.

        On January 4, 2007, the Company acquired the remaining 15% of the equity (319,199 common shares) of Charles River Laboratories Japan, Inc. ("Charles River Japan") from Ajinomoto Company, Inc., the minority interest partner. As of the effective date of this transaction, the Company owns 100% of Charles River Japan. The purchase price for the equity was 1.3 billion yen, or approximately $10,899, which was paid in cash. The preliminary purchase price allocation is as follows:

Minority interest acquired	$5,624
Property, plant and equipment	3,394
Deferred tax liability	(4,187)
Intangible asset (customer relationships with 15 year estimated amortization life)	6,068

$10,899

        On October 30, 2006, the Company acquired all of the capital stock of privately held Tacoma, Washington based Northwest Kinetics for $29,357 in cash. Northwest Kinetics runs clinical trials, primarily in Phase I, in a 150 bed facility with a focus on high-end clinical pharmacology studies.

        The purchase price allocation associated with the Northwest Kinetics acquisition, including transaction costs of $265 incurred by the Company and net of $812 of cash acquired, is as follows:

Current assets (excluding cash)	$6,741
Property, plant and equipment	2,983
Non-current assets	100
Current liabilities	(6,378)
Non-current liabilities	(7,493)
Goodwill and other intangibles acquired	32,857

Total purchase price allocation	$28,810

        In conjunction with the purchase of Northwest Kinetics, the Company utilized $2,076 of available cash to prepay Northwest Kinetics' existing debt.

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

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
	(as reported)	(proforma)	(as reported)	(proforma)
Net sales	$313,964	$269,461	$912,598	$798,160
Operating income	63,631	51,881	175,057	142,075
Income from continuing operations	43,536	32,116	118,604	92,451
Earnings per common share for continuing operations
Basic	$0.65	$0.48	$1.78	$1.32
Diluted	$0.63	$0.47	$1.74	$1.31

        Refer to Note 9 for further discussion of the method of computation of earnings per share.

5.     Supplemental Balance Sheet Information

        The composition of trade receivables is as follows:

	September 29, 2007	December 30, 2006
Customer receivables	$178,827	$156,411
Unbilled revenue	57,448	49,356

Total	236,275	205,767
Less allowance for doubtful accounts	(4,234)	(3,109)

Net trade receivables	$232,041	$202,658

        The composition of inventories is as follows:

	September 29, 2007	December 30, 2006
Raw materials and supplies	$12,531	$11,715
Work in process	8,836	6,107
Finished products	58,867	54,540

Inventories	$80,234	$72,362

        The composition of other current assets is as follows:

	September 29, 2007	December 30, 2006
Prepaid assets	$26,246	$19,686
Deferred tax asset	16,717	10,176
Prepaid income tax	8,604	7,051
Marketable securities	6,481	7,450
Restricted cash and other	111	—

Other current assets	$58,159	$44,363

        The composition of net property, plant and equipment is as follows:

	September 29, 2007	December 30, 2006
Land	$25,008	$16,173
Buildings	474,094	339,786
Machinery and equipment	323,614	280,126
Leasehold improvements	17,107	16,248
Furniture and fixtures	7,769	6,790
Vehicles	5,101	4,843
Construction in progress	201,604	186,105

Total	1,054,297	850,071
Less accumulated depreciation	(366,147)	(315,326)

Net property, plant and equipment	$688,150	$534,745

        Depreciation expense for the nine months ended September 29, 2007 and September 30, 2006 was $38,690 and $32,877, respectively.

        The composition of other assets is as follows:

	September 29, 2007	December 30, 2006
Deferred financing costs	$9,209	$11,120
Cash surrender value of life insurance policies	22,026	14,360
Long-term marketable securities	81,543	103,922
Other assets	6,172	4,542

Other assets	$118,950	$133,944

        The composition of other current liabilities is as follows:

	September 29, 2007	December 30, 2006
Accrued income taxes	$28,178	$23,048
Current deferred tax liability	2,067	2,149
Accrued interest	2,469	428

Other current liabilities	$32,714	$25,625

        The composition of other long-term liabilities is as follows:

	September 29, 2007	December 30, 2006
Deferred tax liability	$53,507	$56,372
Long-term pension liability	45,387	49,553
Accrued Executive Supplemental Life Insurance Retirement Plan	30,769	29,262
Other long-term liabilities	16,485	11,508

Other long-term liabilities	$146,148	$146,695

6.     Marketable Securities

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	September 29, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$73,605	$—	$—	$73,605
Mutual funds	2,105	363	—	2,468
Government securities and obligations	7,466	17	(78)	7,405
Corporate debt securities	4,563	6	(23)	4,546

	$87,739	$386	$(101)	$88,024

	December 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$96,976	$—	$—	$96,976
Mutual funds	5,069	101	(47)	5,123
Government securities and obligations	5,958	54	(108)	5,904
Corporate debt securities	3,392	2	(25)	3,369

	$111,395	$157	$(180)	$111,372

        Maturities of corporate debt securities and government securities and obligations were as follows:

	September 29, 2007		December 30, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$6,124	$6,481	$7,416	$7,450
Due after one year through five years	81,615	81,543	103,979	103,922

	$87,739	$88,024	$111,395	$111,372

        Marketable securities due after one year are included in other assets on the consolidated balance sheets.

7.     Goodwill and Other Intangible Assets

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	September 29, 2007		December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$1,133,146	$(12,854)	$1,132,074	$(12,765)

Other intangible assets not subject to amortization:
Research models	3,438	—	3,438	—
Other intangible assets subject to amortization:
Backlog	61,680	(61,680)	54,734	(54,718)
Customer relationships	223,916	(76,276)	197,302	(47,407)
Customer contracts	1,655	(1,655)	1,655	(1,655)
Trademarks and trade names	3,278	(2,259)	3,278	(2,012)
Standard operating procedures	1,356	(1,309)	1,357	(1,263)
Other identifiable intangible assets	10,489	(6,237)	10,599	(5,104)

Total other intangible assets	$305,812	$(149,415)	$272,363	$(112,159)

        The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

		Adjustments to Goodwill
	Balance at December 30, 2006			Balance at September 29, 2007
		Acquisitions	Other
Research Models and Services
Gross carrying amount	$21,372	$—	$442	$21,814
Accumulated amortization	(4,775)	—	(88)	(4,863)
Preclinical Services
Gross carrying amount	1,110,702	—	630	1,111,332
Accumulated amortization	(7,990)	—	(1)	(7,991)
Total
Gross carrying amount	$1,132,074	$—	$1,072	$1,133,146
Accumulated amortization	(12,765)	—	(89)	(12,854)

8.     Long-Term Debt

        On July 31, 2006, the Company amended and restated its $660,000 credit agreement to reduce the current interest rate, modify certain restrictive covenants and extend the term. The amount of debt outstanding under the original $660,000 credit agreement remained the same at the time of amendment. The now $428,000 credit agreement provided for a $156,000 U.S. term loan facility, a

$200,000 U.S. revolving facility, a C$57,800 term loan facility and a C$12,000 revolving facility for a Canadian subsidiary, and a GBP 6,000 revolving facility for a U.K. subsidiary. The $156,000 term loan facility matures in 20 quarterly installments with the last installment due June 30, 2011. The $200,000 U.S. revolving facility matures on July 31, 2011 and requires no scheduled payment before that date. Under specified circumstances, the $200,000 U.S. revolving facility may be increased by $100,000. The Canadian term loan was repayable in full by June 30, 2011 and required no scheduled prepayment before that date; however, as of September 29, 2007 the outstanding balance on the Canadian term loan was repaid. The Canadian and U.K. revolving facilities mature on July 31, 2011 and require no scheduled prepayment before that date. The interest rate applicable to the Canadian term loan and the Canadian and U.K. revolving loans under the credit agreement is the adjusted LIBOR rate in its relevant currency plus an interest rate margin based upon the Company's leverage ratio. The interest rates applicable to term loans and revolving loans under the credit agreement are, at the Company's option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon the Company's leverage ratio. Based on the Company's leverage ratio, the margin range for LIBOR based loans is 0.625% to 0.875%. The interest rate margin was 0.75% as of September 29, 2007 and is secured by the stock of certain subsidiaries as well as certain U.S. assets. The $428,000 credit agreement includes certain customary representations and warranties, events of default and negative and affirmative covenants including the ratio of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to consolidated interest expense, for any period of four consecutive fiscal quarters, of no less than 3.5 to 1.0. The Company had $5,466 and $5,388 outstanding under letters of credit as of September 29, 2007 and December 30, 2006, respectively.

        During the first nine months of 2007, the Company did not borrow under its revolving credit facilities. As of September 29, 2007, there were no outstanding balances on the revolving facilities.

        On July 27, 2005 the Company entered into a $50,000 credit agreement ("$50,000 credit agreement"), which was subsequently amended on December 20, 2005 and again on July 31, 2006 to reflect substantially the same modifications made to the covenants in the $660,000 and $428,000 credit agreements, respectively. On June 15, 2007, the Company executed a third amendment to the $50,000 credit agreement to extend the maturity date and reduce the interest rate. The $50,000 credit agreement provides for a $50,000 term loan facility which matures on June 22, 2010. Prior to the amendment, the interest rate applicable to term loans under the credit agreement was, at the Company's option, equal to either the base rate (which was the higher of the prime rate or the federal funds rate plus 0.50%) or the LIBOR rate plus 0.75%. From June 15, 2007 through June 21, 2008, the interest rates applicable to term loans under the credit agreement are, at the Company's option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) minus 2.25% or the LIBOR rate plus 0.50%. Commencing June 22, 2008 through June 22, 2010, the applicable interest rates are equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based on the Company's leverage ratio. The $50,000 credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. As of September 29, 2007, the entire balance of the $50,000 credit agreement was outstanding and classified as long-term debt.

        On June 12, 2006, the Company issued $300,000 aggregate principal amount of convertible senior notes ("the 2013 Notes") in a private placement with net proceeds to the Company of approximately

$294,000. On June 20, 2006, the initial purchasers associated with this convertible debt offering exercised an option to purchase an additional $50,000 of the 2013 Notes for additional net proceeds to the Company of approximately $49,000. The 2013 Notes bear interest at 2.25% per annum, payable semi-annually, and mature on June 15, 2013. The 2013 Notes are convertible into cash and shares of the Company's common stock (or, at the Company's election, cash in lieu of some or all of such common stock), if any, based on an initial conversion rate, subject to adjustment, of 20.4337 shares of the Company's common stock per $1,000 principal amount of notes (which represents an initial conversion price of $48.94 per share), only in the following circumstances and to the following extent: (i) during any fiscal quarter beginning after July 1, 2006 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price on the last day of such preceding fiscal quarter; (ii) during the five business-day period after any five consecutive trading-day period, or the measurement period, in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such day; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2013 Notes; and (iv) at the option of the holder at any time beginning on the date that is two months prior to the stated maturity date and ending on the close of business on the second trading-day immediately preceding the maturity date. Upon conversion, the Company will pay cash and shares of its common stock (or, at its election, cash in lieu of some or all of such common stock), if any. As of September 29, 2007, no conversion triggers were met. If the Company undergoes a fundamental change as described in the indenture for the 2013 Notes, holders will have the option to require the Company to purchase all or any portion of their notes for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the purchase date. The related debt issuance costs of $7,000 were deferred and are being amortized on a straight-line basis over a seven-year term.

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

        Separately and concurrently with the pricing of the 2013 Notes, the Company issued warrants for approximately 7.2 million shares of its common stock. The warrants give the holders the right to receive, for no additional consideration, cash or shares (at the option of the Company) with a value equal to the appreciation in the price of the Company's shares above $59.925, and expire between September 13, 2013 and January 22, 2014 over 90 equal increments. The total proceeds from the issuance of the warrants were $65,423.

        In accordance with Emerging Issues Task Force Issue ("EITF") No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 00-19"), SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company recorded both the purchase of the convertible note hedges and the sale of the warrants as adjustments to additional paid in capital, and will not recognize subsequent changes in fair value of the agreement. At September 29, 2007, the fair value of the outstanding 2013 Notes was approximately $449,750, based on their quoted market value.

9.     Shareholders' Equity

  Earnings (Loss) per Share

        Basic earnings per share for the three and nine months ended September 29, 2007 and September 30, 2006 were computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods. Diluted earnings per share were computed upon the weighted average number of common shares outstanding in the three months ended September 29, 2007 and September 30, 2006 and the nine months ended September 29, 2007 and September 30, 2006 and dilutive common stock equivalents outstanding. Potential common shares outstanding principally include stock options under our stock option plans, warrants and the assumed conversion of our 2013 Notes.

        Options to purchase 994,892 and 3,120,852 shares were outstanding in each of the three respective months ended September 29, 2007 and September 30, 2006, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase 1,523,954 and 3,055,861 shares were outstanding in each of the respective nine months ended September 29, 2007 and September 30, 2006, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

        Basic weighted average shares outstanding for the three and nine months ended September 29, 2007 and September 30, 2006 excluded the weighted average impact of 806,251 and 660,138 shares, respectively, of non-vested fixed restricted stock awards.

        The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations for income from continuing operations and loss from operations of discontinued businesses:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Numerator:
Income from continuing operations for purposes of calculating earnings per share	$43,536	$32,133	$118,604	$93,429

Loss from discontinued businesses	$(759)	$(48,739)	$(1,108)	$(184,401)

Denominator:
Weighted average shares outstanding—
Basic	67,192,236	67,171,270	66,813,724	69,841,647
Effect of dilutive securities:
2.25% senior convertible debentures	526,591	—	85,190	—
Stock options and contingently issued restricted stock	1,226,004	752,838	1,126,481	851,755
Warrants	132,916	129,764	133,448	136,290

Weighted average shares outstanding—
Diluted	69,077,747	68,053,872	68,158,843	70,829,692

Basic earnings per share from continuing operations	$0.65	$0.48	$1.78	$1.34
Basic loss per share from discontinued operations	$(0.01)	$(0.73)	$(0.02)	$(2.64)
Diluted earnings per share from continuing operations	$0.63	$0.47	$1.74	$1.32
Diluted loss per share from discontinued operations	$(0.01)	$(0.72)	$(0.02)	$(2.60)

        The sum of the earnings per share from continuing operations and the loss per share from discontinued operations does not necessarily equal the earnings (loss) per share from net income in the condensed consolidation statements of operations for the three and nine months ended September 29, 2007 and September 30, 2006 due to rounding.

  Treasury Shares

        On July 27, 2005, the Board of Directors authorized a share repurchase program to acquire up to $50,000 of common stock. On October 26, 2005, the Board of Directors authorized increasing the share repurchase program by $50,000 to a total of $100,000. On May 9, 2006, the Board of Directors authorized an additional increase of the Company's share repurchase program by $200,000 to acquire up to a total of $300,000 of common stock. On August 1, 2007, the Board of Directors authorized an additional increase of the Company's share repurchase program by $100,000. The program does not have a fixed expiration date. In order to facilitate these share repurchases, the Company entered into Rule 10b5-1 Purchase Plans.

        As of September 29, 2007, approximately $108,438 remained authorized for share repurchases.

        Share repurchases during the three and nine months ended September 29, 2007 and September 30, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Number of shares of common stock repurchased	381,800	1,787,706	525,000	5,955,906
Total cost of repurchase	$20,126	$75,000	$26,874	$243,886

        Additionally, the Company's 2000 Incentive Plan and 2007 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the three months ended September 29, 2007 and September 30, 2006, the Company acquired 22,981 shares for $1,214 and 4,787 shares for $178, respectively. During the nine months ended September 29, 2007 and September 30, 2006, the Company acquired 70,312 shares for $3,440 and 56,807 shares for $2,717, respectively, as a result of such withholdings.

        The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

  Warrants

        Separately and concurrently with the pricing of the 2013 Notes, the Company issued warrants for approximately 7.2 million shares of its common stock. The warrants give the holders the right to receive, for no additional consideration, cash or shares (at the option of the Company) with a value equal to the appreciation in the price of the Company's shares above $59.925, and expire between September 13, 2013 and January 22, 2014 over 90 equal increments. The total proceeds from the issuance of the warrants were $65,423.

        As part of the recapitalization of the Company in 1999, the Company issued 150,000 units, each comprised of a $1 senior subordinated note and a warrant to purchase 7.6 shares of common stock of the Company for total proceeds of $150,000. The Company allocated the $150,000 offering proceeds between the senior subordinated notes ($147,872) and the warrants ($2,128), based upon the estimated fair value. The portion of the proceeds allocated to the warrants is reflected as capital in excess of par in the accompanying consolidated financial statements. Each warrant entitles the holder, subject to certain conditions, to purchase 7.6 shares of common stock of the Company at an exercise price of $5.19 per share of common stock, subject to adjustment under some circumstances. Upon exercise, the holders of warrants would be entitled to purchase 147,250 shares of common stock of the Company as of September 29, 2007. The warrants expire on October 1, 2009.

10.   Income Taxes

        The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statement of income:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Income before income taxes and minority interest	$60,442	$48,062	$166,294	$132,095
Effective tax rate	27.8%	32.2%	28.4%	28.1%

Provision for income tax	$16,808	$15,489	$47,219	$37,170

        The Company's overall effective tax rate was 27.8% in the third quarter of 2007. The decrease from the 32.2% effective tax rate in the third quarter of 2006 is primarily due to the recording of a discrete benefit in the quarter related to UK and German tax law changes of $1,863 and in the third quarter of 2006 the recording of the following items: an income tax expense of $2,966 related to the issuance on September 25, 2006 of interpretive tax guidance by the German tax authorities; a $1,673 tax expense related to the recording of several out of period adjustments in the quarter; and a reduction of $1,624 in tax expense related to the completion of a statutory tax audit.

        The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109 ("SFAS 109") on December 31, 2006. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. The total amount of unrecognized tax benefits as of the date of adoption was $17,514. At September 29, 2007 the amount recorded for unrecognized tax benefits was $23,044. The increase from the date of adoption was primarily due to the continuing evaluation of uncertain tax positions. The amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate was $8,260 at the date of adoption and $13,067 as of September 29, 2007.

        The Company continues to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest relating to unrecognized tax benefits as of December 31, 2006 and September 29, 2007 was $617 and $1,502, respectively. The Company has not recorded a provision for penalties associated with unrecognized tax benefits.

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

        The Company and certain of its subsidiaries are currently under audit in multiple jurisdictions including examinations by Canada Revenue Agency and the Internal Revenue Service in the United

States. In regards to the Internal Revenue Service examinations of the 2004 tax returns of the Company and an acquired subsidiary, the Company filed its formal protests of certain proposed income tax adjustments with the Appeals Division on July 2, 2007. The Company does not believe that the ultimate settlement of these proposed adjustments will have a material impact to the financial statements. It is likely that the examination phase of the Canadian audit may conclude in 2007. The Company believes it has appropriately provided for all unrecognized tax benefits.

        Due to the extensive protocol involved in finalizing audits with the relevant tax authorities including potential formal legal proceedings, it is not possible to estimate the impact of any amount of change to previously recorded uncertain tax positions.

11.   Employee Benefits

        The following table provides the components of net periodic benefit cost for the Company's defined benefit plans:

  Pension Benefits

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Service cost	$1,557	$1,228	$4,636	$3,995
Interest cost	2,877	2,087	8,571	6,583
Expected return on plan assets	(3,125)	(1,690)	(9,308)	(5,818)
Amortization of prior service cost	(136)	(215)	(403)	(551)
Amortization of net loss	108	48	323	279

Net periodic benefit cost	$1,281	$1,458	$3,819	$4,488

Company contributions	$4,150	$4,052	$9,000	$8,151

  Supplemental Retirement Benefits

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Service cost	$220	$290	$659	$870
Interest cost	396	326	1,187	977
Amortization of prior service cost	125	38	374	114
Amortization of net loss	143	230	428	690

Net periodic benefit cost	$884	$884	$2,648	$2,651

        The Company expects to contribute $11,394 to these plans during 2007.

12.   Stock-Based Compensation Plans

        Effective January 1, 2006, the Company adopted, on a modified prospective basis, the provisions of SFAS No. 123(R), "Share-Based Payment (Revised 2004)," ("SFAS No. 123(R)") and related guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and restricted stock awards based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period.

        The estimated fair value of the Company's stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. The effect of recording stock-based compensation for the three and nine months ended September 29, 2007 and September 30, 2006 was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Stock-based compensation expense by type of award:
Stock options	$2,984	$2,527	$8,358	$9,812
Restricted stock	4,299	2,538	11,456	6,041

Share-based compensation expense before tax	7,283	5,065	19,814	15,853
Income tax benefit	(2,389)	(1,902)	(6,355)	(5,929)

Reduction to income from continuing operations	4,894	3,163	13,459	9,924
Share-based compensation expense of discontinued businesses, net of tax	—	192	—	615

Reduction to net income	$4,894	$3,355	$13,459	$10,539

Reduction to earnings per share:
Basic	$0.07	$0.05	$0.20	$0.15
Diluted	$0.07	$0.05	$0.20	$0.15
Effect on income by line item:
Cost of sales	$2,217	$1,540	$6,183	$5,248
Selling and administration	5,066	3,525	13,631	10,605

Share based compensation expense before tax	7,283	5,065	19,814	15,853
Income tax benefit	(2,389)	(1,902)	(6,355)	(5,929)
Operations of discontinued businesses, net of tax	—	192	—	615

Reduction to net income	$4,894	$3,355	$13,459	$10,539

        The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key inputs and assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the risk-free interest rate over the option's expected term, the expected annual dividend yield and the expected stock price volatility. The expected stock price volatility assumption was determined using the historical volatility of the Company's common stock over the expected life of the option. The risk-free interest rate was based on the market yield for the five-year U.S. Treasury security. The expected life of options was determined using historical option exercise activity. Management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

        The fair values of stock-based awards granted were estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Options Granted In:
	2007	2006
Expected life (in years)	5.00	4.90
Expected volatility	30%	30%
Risk-free interest rate	4.59%	4.83%
Expected dividend yield	0.0%	0.0%
Weighted average grant date fair value	$16.46	$13.89

Stock Options

        The following table summarizes the stock option activity in the equity incentive plans from December 30, 2006 through September 29, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 30, 2006	5,392,613	$36.50
Options granted	924,290	$46.83
Options exercised	(1,333,069)	$32.22
Options cancelled	(96,830)	$41.73

Options outstanding as of September 29, 2007	4,887,004	$39.51	5.87 years	$81,305

Options exercisable as of September 29, 2007	3,101,121	$36.71	5.51 years	$60,284

        As of September 29, 2007, the unrecognized compensation cost related to unvested stock options was $21,150 net of estimated forfeitures. This unrecognized compensation will be recognized over an estimated weighted average amortization period of 34 months.

        The total fair value of the options vested during the three and nine months ended September 29, 2007 was $2,496 and $10,439, respectively. The total fair value of the options vested during the three and nine months ended September 30, 2006 was $7,045 and $17,487, respectively.

        The total intrinsic value of options exercised during the three and nine months ended September 29, 2007 was $7,471 and $25,211, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $1,218 and $10,016, respectively. Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price.

        The total amount of cash received from the exercise of options during the nine months ended September 29, 2007 and September 30, 2006 was $42,952 and $19,810, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $6,865 and $3,172 for the nine months ended September 29, 2007 and September 30, 2006, respectively.

        The Company settles employee stock option exercises with newly issued common shares.

Restricted Stock

        Stock compensation expense associated with restricted common stock is charged for the market value on the date of grant, less estimated forfeitures, and is amortized over the awards' vesting period on a straight-line basis.

        The following table summarizes the restricted stock activity from December 30, 2006 through September 29, 2007:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding December 30, 2006	653,780	$42.91
Granted	327,420	$46.81
Vested	(236,060)	$44.49
Cancelled	(25,239)	$43.06

Outstanding September 29, 2007	719,901	$44.16

        As of September 29, 2007, the unrecognized compensation cost related to unvested restricted stock was $22,888 net of estimated forfeitures. This unrecognized compensation will be recognized over an estimated weighted average amortization period of 35 months.

        The total fair value of restricted stock grants that vested during the three and nine months ended September 29, 2007 was $3,022 and $10,503, respectively. The total fair value of restricted stock grants that vested during the three and nine months ended September 30, 2006 was $861 and $9,190, respectively.

Performance-Based Stock Award Program

        During the first quarter of 2007, the Company adopted a new performance-based stock award program for its executives. Compensation expense associated with awards made under this new program of $779 and $1,874 has been recorded during the three and nine months ended September 29, 2007, respectively. Payout of this award is contingent upon achievement of individualized stretch goals during 2007 as determined by the Company's Board of Directors.

13.   Commitments and Contingencies

        Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements. In addition the Company has certain purchase commitments related to the completion of ongoing capacity expansion which amounted to approximately $95,000 as of September 29, 2007.

14.   Business Segment Information

        The following table presents sales to unaffiliated customers and other financial information by product line segment.

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Research Models and Services
Net sales	$145,207	$127,560	$432,078	$387,348
Gross margin	63,408	52,423	190,171	163,767
Operating income	45,574	36,691	137,863	115,170
Depreciation and amortization	5,780	5,185	17,012	15,457
Capital expenditures	12,643	3,932	30,415	12,281
Preclinical Services
Net sales	$168,757	$137,100	$480,520	$399,312
Gross margin	60,491	49,839	170,257	141,110
Operating income	29,993	22,971	80,863	59,289
Depreciation and amortization	16,180	15,389	46,093	45,302
Capital expenditures	37,692	39,038	107,256	87,479

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Total segment operating income	$75,567	$59,662	$218,726	$174,459
Unallocated corporate overhead	(11,936)	(8,041)	(43,669)	(31,440)

Consolidated operating income	$63,631	$51,621	$175,057	$143,019

        A summary of unallocated corporate overhead consists of the following:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Restricted stock and performance-based compensation expense	$3,778	$1,485	$9,714	$4,669
U.S. pension expense	1,826	2,233	5,478	6,236
Audit, tax and related expenses	775	1,018	3,047	3,254
Executive officers' salary	866	915	2,599	2,706
Employees' salary	2,882	2,099	8,118	5,998
Global IT	635	—	3,361	—
Employee health and fringe cost	(1,084)	4	2,992	4,763
Other general unallocated corporate expenses	2,258	287	8,360	3,814

	$11,936	$8,041	$43,669	$31,440

        Other general unallocated corporate expenses consist of various costs including those associated with senior executive salaries, stock based compensation and departments such as corporate accounting, global information technology, legal, tax and treasury.

15.   Recently Issued Accounting Standards

        The FASB has issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes. Prior to the effective date of FIN 48, the accounting for uncertainty in income taxes was subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 effective December 31, 2006 which did not have a significant impact on its consolidated financial results. Refer to Note 10.

        The Company adopted the recognition and disclosure requirements of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158") as of December 30, 2006. This Standard includes two phases of implementation. The second phase of SFAS 158 requires that the valuation date of plan accounts be as of the end of the fiscal year, with that change required to be implemented by fiscal years ending after December 15, 2008. The Company will change the valuation date relating to its foreign plans which will not have a material impact on the Company's consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 establishes a single authoritative definition of fair value, sets out framework for measuring fair value and expands on required disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The provisions of SFAS 157 are not expected to have a material impact on the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS 159 are not expected to have a material impact on the Company's consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes.

Overview

  Continuing Operations

        We are a leading global provider of solutions that advance the drug discovery and development process, including research models and associated services and outsourced preclinical services, which include Phase I clinical services. We partner with global pharmaceutical companies, a wide range of biotechnology companies, as well as government agencies, leading hospitals and academic institutions throughout the world in order to bring drugs to market faster and more efficiently. Our broad portfolio of products and services enables our customers to reduce costs, increase speed to market and enhance their productivity and effectiveness in drug discovery and development. We have been in business for 60 years.

        During the third quarter of 2007, sales growth was driven by the continued spending of major pharmaceuticals, biotechnology companies and academic institutions on our global products and services, which aid in their development of new drugs and products. We expect the future drivers for our business as a whole primarily to be our customers' continued growing demand for drug discovery and development services, including their increased strategic focus on outsourcing. We have positioned ourselves to take advantage of the long-term opportunities particularly within the Preclinical Services ("PCS") business, through our capacity expansion program. For instance, this year we opened our new preclinical site in Massachusetts and we plan to open our new preclinical site in Nevada in 2008 and plan to construct additional preclinical capacity in Canada, Scotland, Ohio and China. We have commenced construction of our new China facility, which we hope will enable us to be the partner of choice for our global pharmaceutical customers as they establish and expand research and development activities in the rapidly growing Chinese market. In addition, the opening of our California Research Models and Services ("RMS") expansion and the ground breaking of our facility in Maryland, which will support the National Cancer Institute ("NCI") contract, reflect our commitment to address demand for our RMS products and services. Our capital expenditures of $138 million during the nine months ended September 29, 2007, and our planned capital expenditures in the range of $200 million to $225 million for 2007, reflect our ongoing commitment to service our clients' growing needs. In addition to internally generated organic growth, our business strategy includes strategic "bolt-on" acquisitions that complement our business and geographically expand our existing services.

        Total net sales during the third quarter of 2007 were $314.0 million, an increase of 18.6% over the same period last year. The sales increase was due primarily to increased customer demand and higher pricing, with strong sales in both PCS and RMS. The effect of foreign currency translation added 2.6% to sales growth. Our gross margin increased to 39.5% of net sales for the third quarter of 2007, compared to 38.6% of net sales for the third quarter of 2006, due mainly to favorable results in RMS and many of our PCS locations, partially offset by transition cost for our PCS Massachusetts facilities.

        Our operating income for the third quarter of 2007 was $63.6 million compared to $51.6 million for the third quarter of 2006, an increase of 23.3%. The operating margin was 20.3% for the third quarter of 2007 compared to 19.5% for the prior year, primarily due to improved margins in the RMS businesses and lower amortization expense, partially offset by higher costs in the PCS segment due to Massachusetts transition costs. Net income from continuing operations was $43.5 million for the third quarter of 2007 compared to $32.1 million for the third quarter of 2006. Diluted earnings per share from continuing operations for the third quarter of 2007 were $0.63 compared to $0.47 for the third quarter of 2006.

        Total net sales during the nine months ended September 29, 2007 were $912.6 million, an increase of 16.0% over the same period last year. The sales increase was due primarily to increased customer demand and higher pricing, with strong sales in both PCS and RMS. The effect of foreign currency translation added 2.5% to sales growth. Our gross margin increased to 39.5% of net sales for the nine months ended September 29, 2007, compared to 38.8% of net sales for the nine months ended September 30, 2006, due primarily to improved capacity utilization in the PCS and RMS segments, partially offset by start-up and transition costs for our PCS Massachusetts facilities.

        Our operating income for the nine months ended September 29, 2007 was $175.1 million compared to $143.0 million for the nine months ended September 30, 2006, an increase of 22.4%. The operating margin was 19.2% for the nine months ended September 29, 2007 compared to 18.2% for the prior year, with improved margins in both the PCS and RMS businesses. Net income from continuing operations was $118.6 million for the nine months ended September 29, 2007 compared to $93.4 million for the nine months ended September 30, 2006. Diluted earnings per share from continuing operations for the nine months ended September 29, 2007 were $1.74 compared to $1.32 for the nine months ended September 30, 2006.

        We report two business segments: RMS and PCS, which reflect the manner in which our operating units are managed. Our PCS segment includes our Phase I clinical services business, which we view as an integral strategic component of our service offerings because it enables us to support our customers' preclinical efforts through early-stage clinical trials.

        Our RMS segment, which represented 46.3% of net sales in the third quarter of 2007, includes research models, transgenic services, laboratory services, discovery services, consulting and staffing services, vaccine support and in vitro technology (primarily endotoxin testing). Net sales for this segment increased 13.8% for the third quarter of 2007 compared to the third quarter of 2006, due to increased transgenic sales, increased small model sales in the United States and Europe and strong in vitro sales. Favorable foreign currency translation increased the net sales gain by 2.6%. We experienced increases in both the RMS gross margin and operating margin compared to last year (to 43.7% from 41.1% and to 31.4% from 28.8%, respectively), mainly due to the impact of higher sales.

        Sales on a year to date basis for our RMS business segment increased 11.5% compared to the nine months ended September 30, 2006, due to increased large model shipments, increased transgenic sales, strong in vitro sales and increased small model sales in the North America and Europe, partially offset by lower small model growth in Japan. Operating income on a year to date basis was $137.9 million compared to $115.2 million, an increase of $22.7 million, or 19.7%, from the same period last year. Operating income for the nine months ended September 29, 2007 as a percent of net sales increased to 31.9% compared to 29.7% for the same period last year.

        Our PCS segment, which represented 53.7% of net sales in the third quarter of 2007, includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical, bioanalysis, pharmacokinetics and drug metabolism services, as well as Phase I clinical trials. Sales for this segment for the third quarter of 2007 increased 23.1% over the third quarter of 2006. Sales were driven by continuing strong demand for general and specialty toxicology studies by pharmaceutical and biotechnology customers and the addition of the Northwest Kinetics Phase I clinical services business. Favorable foreign currency increased sales growth by 2.5%. We experienced a decrease in the PCS gross margin for the third quarter of 2007 to 35.8% from 36.4% in 2006 due mainly to transition costs related to our PCS Massachusetts facilities, partially offset by favorable results at many of our PCS locations. Operating income increased to 17.8% of net sales for the third quarter of 2007, compared to 16.8% for 2006 due to lower amortization expense and the sale of real estate in Scotland, partially offset by the lower gross margin. We continue to focus on meeting the growing demand for our preclinical services and increased outsourcing trends through our capital expansion program.

        Sales on a year to date basis for our PCS segment increased 20.3% over the same period last year. Operating income for the nine months ended September 29, 2007 increased to 16.8% of net sales, compared to 14.8% for the nine months ended September 30, 2006 due to lower amortization expense and increased gross margin.

Discontinued Operations

        Our former Phase II-IV Clinical Services and our Interventional and Surgical Services ("ISS") businesses are reported as discontinued operations. Our historical information has been reclassified to reflect discontinued operations.

        The net loss from discontinued operations for the three months ended September 29, 2007 was $0.8 million, which relates mainly to income tax expense.

        During fiscal 2006, we initiated actions to sell and sold Phase II-IV of our clinical business. Accordingly, management performed appropriate goodwill impairment and asset impairment tests for the clinical business segment. As a result, we recorded charges of $133.1 million to write down the value of the goodwill and impaired assets associated with the clinical business during the nine months ended September 30, 2006. Additionally, we made a decision to close our ISS business, which was formerly included in the PCS segment, and recorded an impairment charge of $1.1 million associated with this business. In the third quarter of 2006 as a direct result of the sale of Phase II-IV of our clinical business, we realized a significant tax gain resulting in tax expense of $45.3 million.

Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006

        Net Sales.    Net sales for the three months ended September 29, 2007 were $314.0 million, an increase of $49.3 million, or 18.6%, from $264.7 million for the three months ended September 30, 2006.

        Research Models and Services.    For the three months ended September 29, 2007, net sales for our RMS segment increased to $145.2 million from $127.6 million for the three months ended September 30, 2006, an increase of 13.8%. Favorable foreign currency translation increased sales growth by approximately 2.6%. RMS sales increased due to pricing and unit volume increases in both models and services, driven by increases in basic research and development spending.

        Preclinical Services.    For the three months ended September 29, 2007, net sales for our PCS segment were $168.8 million, an increase of $31.7 million, or 23.1%, compared to $137.1 million for the three months ended September 30, 2006. The increase was primarily due to the increased customer demand for toxicology and other specialty preclinical services, reflecting increased customer outsourcing and the addition of the Northwest Kinetics Phase I clinical services business. Favorable foreign currency increased sales growth by 2.5%.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the three months ended September 29, 2007 was $190.1 million, an increase of $27.7 million, or 17.0%, from $162.4 million for the three months ended September 30, 2006. Cost of products sold and services provided for the three months ended September 29, 2007 was 60.5% of net sales, compared to 61.4% for the three months ended September 30, 2006.

        Research Models and Services.    Cost of products sold and services provided for RMS for the three months ended September 29, 2007 was $81.8 million, an increase of $6.7 million, or 8.9%, compared to $75.1 million for the three months ended September 30, 2006. Cost of products sold and services provided decreased as a percent of net sales to 56.3% for the three months ended September 29, 2007, compared to 58.9% of net sales for the three months ended September 30, 2006. Increased sales during the quarter resulted in greater facility utilization and greater economics of scale.

        Preclinical Services.    Cost of products sold and services provided for the PCS segment for the three months ended September 29, 2007 was $108.3 million, an increase of $21.0 million, or 24.1%, compared to $87.3 million for the three months ended September 30, 2006. Cost of services provided as a percentage of net sales was 64.2% for the three months ended September 29, 2007, compared to 63.6% for the three months ended September 30, 2006. The increase in cost of products sold and services provided as a percentage of net sales was primarily due to transition costs for our PCS Massachusetts facilities, partially offset by favorable results at many of our PCS toxicology locations.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended September 29, 2007 were $51.8 million, an increase of $10.6 million, or 25.8%, from $41.2 million for the three months ended September 30, 2006. Selling, general and administrative expenses for the three months ended September 29, 2007 were 16.5% of net sales compared to 15.6% of net sales for the three months ended September 30, 2006. The increase as a percentage of sales was due primarily to increases in unallocated corporate overhead, partially offset by lower selling, general and administrative expenses as a percentage of sales in RMS.

        Research Models and Services.    Selling, general and administrative expenses for RMS for the three months ended September 29, 2007 were $17.5 million, an increase of $1.9 million, or 11.7%, compared to $15.6 million for the three months ended September 30, 2006. Selling, general and administrative expenses decreased as a percentage of sales to 12.0% for the three months ended September 29, 2007 from 12.2% for the three months ended September 30, 2006 due mainly to greater economies of scale.

        Preclinical Services.    Selling, general and administrative expenses for the PCS segment for the three months ended September 29, 2007 were $22.5 million, an increase of $5.0 million, or 28.1%, compared to $17.5 million for the three months ended September 30, 2006. Selling, general and administrative expenses for the three months ended September 29, 2007 increased to 13.3% of net sales, compared to 12.8% of net sales for the three months ended September 30, 2006.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various corporate expenses, including those associated with pension, executive salaries, stock-based compensation and departments such as corporate accounting, information technology, human resources, and tax, was $11.9 million for the three months ended September 29, 2007, compared to $8.0 million for the three months ended September 30, 2006. The increase in unallocated corporate overhead during the third quarter of 2007 was due primarily to increased stock compensation, higher information technology costs and higher bonus accruals.

        Amortization of Other Intangibles.    Amortization of other intangibles for the three months ended September 29, 2007 was $8.4 million, a decrease of $1.0 million, from $9.4 million for the three months ended September 30, 2006.

        Preclinical Services.    For the three months ended September 29, 2007, amortization of other intangibles for our PCS segment was $8.1 million, compared to $9.3 million for the three months ended September 30, 2006. The decrease was primarily due to reduced amortization related to the acquisition of Inveresk.

        Operating Income.    Operating income for the three months ended September 29, 2007 was $63.6 million, an increase of $12.0 million, or 23.3%, from $51.6 million for the three months ended September 30, 2006. Operating income for the three months ended September 29, 2007 was 20.3% of net sales, compared to 19.5% of net sales for the three months ended September 30, 2006.

        Research Models and Services.    For the three months ended September 29, 2007, operating income for our RMS segment was $45.6 million, an increase of $8.9 million, or 24.2%, from $36.7 million for the three months ended September 30, 2006. Operating income as a percentage of net sales for the three months ended September 29, 2007 was 31.4%, compared to 28.8% for the three months ended

September 30, 2006. The increase in operating income as a percentage of sales was primarily due to increased utilization as a result of higher sales volume.

        Preclinical Services.    For the three months ended September 29, 2007, operating income for our PCS segment was $30.0 million, an increase of $7.0 million, or 30.6%, from $23.0 million for the three months ended September 30, 2006. Operating income as a percentage of net sales increased to 17.8%, compared to 16.8% of net sales for the three months ended September 30, 2006. The increase in operating income as a percentage of net sales was primarily due to lower amortization costs and favorable results for most of our PCS locations, partially offset by the gross margin impact of the start-up and transition costs for our PCS Massachusetts facilities.

        Interest Expense.    Interest expense for the three months ended September 29, 2007 was $4.6 million, compared to $6.1 million for the three months ended September 30, 2006. The $1.5 million decrease was due to our debt repayment.

        Interest Income.    Interest income during the third quarter of 2007 was $2.3 million compared to $2.5 million during the third quarter of 2006.

        Income Taxes.    Income tax expense for the three months ended September 29, 2007 was $16.8 million, an increase of $1.3 million compared to $15.5 million for the three months ended September 30, 2006. The increase was primarily due to increased income before tax, which was partially offset by the impact of discrete events in the quarter.

        Income from Continuing Operations.    Net income from continuing operations in the third quarter of 2007 was $43.5 million, compared to $32.1 million in the same period last year. Diluted earnings per share from continuing operations in the third quarter of 2007 were $0.63, compared to $0.47 in the same period last year.

        Loss from Discontinued Operations.    For the three months ended September 29, 2007, loss from discontinued operations was $0.8 million, primarily related to income taxes. This compared to a loss of $48.7 million in the third quarter of 2006, when the Company recorded $45.3 million of income tax expenses as a direct result of the sale of the Phase II-IV Clinical Services business.

        Net Income.    Net income for the three months ended September 29, 2007 was $42.8 million, an increase of $59.4 million from a loss of $16.6 million for the three months ended September 30, 2006.

Nine Months Ended September 29, 2007 Compared to Nine Months Ended September 30, 2006

        Net Sales.    Net sales for the nine months ended September 29, 2007 were $912.6 million, an increase of $125.9 million, or 16.0%, from $786.7 million for the nine months ended September 30, 2006.

        Research Models and Services.    For the nine months ended September 29, 2007, net sales for our RMS segment were $432.1 million, an increase of $44.8 million, or 11.5%, from $387.3 million for the nine months ended September 30, 2006, due primarily to strong demand for research models from large pharmaceutical customers in North America and Europe, increased demand for transgenic services and higher sales of in vitro products partially offset by lower small model growth in Japan. Sales of large models increased as shipments which had been delayed from the fourth quarter of 2006 due to an extended quarantine were released. RMS sales growth was also contributed to by increased pricing and unit volume as well as favorable currency translation, which accounted for 2.3% of the net sales growth.

        Preclinical Services.    For the nine months ended September 29, 2007, net sales for our PCS segment were $480.5 million, an increase of $81.2 million, or 20.3%, compared to $399.3 million for the nine months ended September 30, 2006. The increase in PCS sales was primarily due to the increased customer demand for toxicology and other specialty preclinical services, reflecting increased customer outsourcing and the addition of Northwest Kinetics Phase I clinical service business. Favorable foreign currency increased sales growth by 2.6%.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the nine months ended September 29, 2007 was $552.2 million, an increase of $70.4 million, or 14.6%, from $481.8 million for the nine months ended September 30, 2006. Cost of products sold and services provided for the nine months ended September 29, 2007 was 60.5% of net sales, compared to 61.2% for the nine months ended September 30, 2006, due to greater capacity utilization which resulted from the increased sales.

        Research Models and Services.    Cost of products sold and services provided for RMS for the nine months ended September 29, 2007 was $241.9 million, an increase of $18.3 million, or 8.2%, compared to $223.6 million for the nine months ended September 30, 2006. Cost of products sold and services provided as a percentage of net sales for the nine months ended September 29, 2007 was 56.0% compared to 57.7% for the nine months ended September 30, 2006. The greater facility utilization was the result of the increased sales during the quarter.

        Preclinical Services.    Cost of products sold and services provided for the PCS segment for the nine months ended September 29, 2007 was $310.2 million, an increase of $52.0 million, or 20.2%, compared to $258.2 million for the nine months ended September 30, 2006. Cost of products sold and services provided as a percentage of net sales was 64.6% for the nine months ended September 29, 2007, compared to 64.7% for the nine months ended September 30, 2006.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the nine months ended September 29, 2007 were $161.0 million, an increase of $27.0 million, or 20.1%, from $134.0 million for the nine months ended September 30, 2006. Selling, general and administrative expenses for the nine months ended September 29, 2007 were 17.6% of net sales compared to 17.0% of net sales for the nine months ended September 30, 2006. The increase as a percentage of sales was due primarily to increases in unallocated corporate overhead.

        Research Models and Services.    Selling, general and administrative expenses for RMS for the nine months ended September 29, 2007 were $51.2 million, an increase of $2.9 million, or 5.9%, compared to $48.3 million for the nine months ended September 30, 2006. Selling, general and administrative expenses decreased as a percentage of sales to 11.8% for the nine months ended September 29, 2007 from 12.5% for the nine months ended September 30, 2006 due mainly to greater economies of scale.

        Preclinical Services.    Selling, general and administrative expenses for the PCS segment for the nine months ended September 29, 2007 were $66.1 million, an increase of $11.9 million, or 21.9%, compared to $54.2 million for the nine months ended September 30, 2006. Selling, general and administrative expenses for the nine months ended September 29, 2007 increased to 13.8% of net sales compared to 13.6% for the nine months ended September 30, 2006.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various corporate expenses including those associated with pension, executive salaries, stock-based compensation and departments such as corporate accounting, information technology, human resources and tax, was $43.7 million for the nine months ended September 29, 2007, compared to $31.4 million for the nine months ended September 30, 2006. The increase in unallocated corporate overhead during the nine months ended September 29, 2007 was due primarily to increased stock compensation, higher information technology costs and higher bonus accruals.

        Amortization of Other Intangibles.    Amortization of other intangibles for the nine months ended September 29, 2007 was $24.4 million, a decrease of $3.5 million, from $27.9 million for the nine months ended September 30, 2006.

        Research Models and Services.    For the nine months ended September 29, 2007, amortization of other intangibles for our RMS segment was $1.1 million, an increase of $0.8 million from $0.3 million for the nine months ended September 30, 2006. The increased amortization was primarily due to the acquisition of the remaining 15% of the equity of Charles River Laboratories Japan, Inc., from the minority interest partner.

        Preclinical Services.    For the nine months ended September 29, 2007, amortization of other intangibles for our PCS segment was $23.3 million, a decrease of $4.3 million from $27.6 million for the nine months ended September 30, 2006. The decreased amortization was primarily due to reduced amortization related to the acquisition of Inveresk.

        Operating Income.    Operating income for the nine months ended September 29, 2007 was $175.1 million, an increase of $32.1 million, or 22.4%, from $143.0 million for the nine months ended September 30, 2006. Operating income for the nine months ended September 29, 2007 was 19.2% of net sales, compared to 18.2% of net sales for the nine months ended September 30, 2006.

        Research Models and Services.    For the nine months ended September 29, 2007, operating income for our RMS segment was $137.9 million, an increase of $22.7 million, or 19.7%, from $115.2 million for the nine months ended September 30, 2006. Operating income as a percentage of net sales for the nine months ended September 29, 2007 was 31.9%, compared to 29.7% for the nine months ended September 30, 2006. The increase in operating income as a percentage of sales was primarily due to improved capacity utilization resulting from the higher sales volume.

        Preclinical Services.    For the nine months ended September 29, 2007 operating income for our PCS segment was $80.9 million, an increase of $21.6 million, or 36.4%, from $59.3 million for the nine months ended September 30, 2006. Operating income as a percentage of net sales increased to 16.8%, compared to 14.8% of net sales for the nine months ended September 30, 2006. The increase in operating income as a percentage of net sales was primarily due to higher sales, which resulted in improved operating efficiency and lower amortization costs, partially offset by the start-up and transition costs for our PCS Massachusetts facilities.

        Interest Expense.    Interest expense for the nine months ended September 29, 2007 was $13.9 million, compared to $14.5 million for the nine months ended September 30, 2006, due to our repayment of debt.

        Interest Income.    Interest income for the nine months ended September 29, 2007 was $6.9 million compared to $4.2 million for the nine months ended September 30, 2006, due to increased funds available for investment.

        Income Taxes.    Income tax expense for the nine months ended September 29, 2007 was $47.2 million, an increase of $10.0 million compared to $37.2 million for the nine months ended September 30, 2006. The increase in tax expense was primarily due to increased income before tax partially offset by the impact of discrete events.

        Income from Continuing Operations.    Income from continuing operations on a year to date basis was $118.6 million, compared to $93.4 million for the same period last year.

        Loss from Discontinued Operations.    For the nine months ended September 29, 2007, loss from discontinued operations was $1.1 million which primarily relates to income tax, compared to a net loss of $184.4 million for 2006. The net loss for the nine months ended September 30, 2006 was due to impairment charges associated with the divestiture of the Phase II-IV Clinical Services business and the closure of the ISS business as well as income tax expense on the sale of the Phase II-IV Clinical Services business.

        Net Income (Loss).    Net income for the nine months ended September 29, 2007 was $117.5 million compared to a net loss for the nine months ended September 30, 2006 of $91.0 million.

Liquidity and Capital Resources

        The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our condensed consolidated statements of cash flows.

        Our principal sources of liquidity have been our cash flow from operations, the convertible debt offering and our revolving line of credit arrangements.

        On June 12, 2006, we issued $350.0 million aggregate principal amount of convertible senior subordinated notes ("the 2013 Notes") in a private placement with net proceeds to the Company of $343.0 million. The 2013 Notes bear interest at 2.25% per annum, payable semi-annually, and mature on June 15, 2013. The 2013 Notes are convertible into cash and shares of common stock (or, at the Company's election, cash in lieu of some or all of such common stock) based on an initial conversion rate, subject to adjustment, of 20.4337 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of $48.94 per share).

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

        On July 31, 2006, we amended and restated our $660.0 million credit agreement to reduce the current interest rate, modify certain restrictive covenants and extend the term. The amount of debt outstanding under the original $660.0 million credit agreement remained the same at the time of amendment. The now $428.0 million credit agreement provides for a $156.0 million U.S. term loan facility, a $200.0 million U.S. revolving facility, a C$57.8 million term loan facility and a C$12.0 million revolving facility for a Canadian subsidiary, and a GBP 6.0 million revolving facility for a U.K. subsidiary. The $156.0 million term loan facility matures in 20 quarterly installments with the last installment due June 30, 2011. The $200.0 million U.S. revolving facility matures on July 31, 2011 and requires no scheduled payment before that date. Under specified circumstances, the $200.0 million U.S. revolving facility may be increased by $100.0 million. The Canadian term loan was repayable in full by June 30, 2011 and required no scheduled prepayment before that date; however, as of September 29, 2007, the outstanding balance of the Canadian term loan was repaid. The Canadian and U.K. revolving facilities mature on July 31, 2011 and require no scheduled prepayment before that date. The interest rate applicable to the Canadian term loan and the Canadian and U.K. revolving loans under the credit agreement is the adjusted LIBOR rate in its relevant currency plus an interest rate margin based upon our leverage ratio. The interest rates applicable to term loans and revolving loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio. Based on our leverage ratio, the margin range for LIBOR based loans is 0.625% to 0.875%. The interest rate margin was 0.75% as of September 29, 2007. We have pledged the stock of certain subsidiaries as well as certain U.S. assets as security for the $428.0 million credit agreement. The $428.0 million credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. We had $5.5 million and $5.4 million outstanding under letters of credit as of September 29, 2007 and December 30, 2006, respectively.

        During the nine months ended September 29, 2007, we did not borrow under our revolving credit facilities. As of September 29, 2007, there were no outstanding balances on the revolving facilities.

        On July 27, 2005, we entered into a $50 million credit agreement ("$50 million credit agreement"), which was subsequently amended on December 20, 2005 and again on July 31, 2006 to reflect substantially the same modifications made to the covenants in the $660 million and $428 million credit agreements, respectively. On June 15, 2007, we executed a third amendment to the $50 million credit agreement to extend the maturity date and reduce the interest rate. The $50 million credit agreement provides for a $50 million term loan facility which matures on June 22, 2010. Prior to the amendment, the interest rate applicable to term loans under the credit agreement was, at our option, equal to either the base rate (which was the higher of the prime rate or the federal funds rate plus 0.50%) or the LIBOR rate plus 0.75%. From June 15, 2007 through June 21, 2008, the interest rates applicable to term loans under the credit agreement is, at our option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) minus 2.25% or the LIBOR rate plus 0.50%. Commencing June 22, 2008 through June 22, 2010, the applicable interest rates are equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based on our leverage ratio. The $50 million credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. As of September 29, 2007, the entire balance of the $50 million credit agreement was outstanding and classified as long-term debt.

        On July 27, 2005, the Board of Directors authorized a share repurchase program to acquire up to $50.0 million of common stock. On October 26, 2005, the Board of Directors authorized increasing the share repurchase program by $50.0 million to a total of $100.0 million. On May 9, 2006, the Board of Directors authorized an additional increase of the Company's share repurchase program by $200.0 million to acquire up to a total of $300.0 million of common stock. On August 1, 2007, the Board of Directors authorized an additional increase of the Company's share repurchase program by $100.0 million. The program does not have a fixed expiration date. In order to facilitate these share repurchases, the Company has entered into Rule 10b5-1 Purchase Plans.

        As of September 29, 2007, approximately $108.4 million remained authorized for share repurchases.

        Cash and cash equivalents totaled $183.5 million at September 29, 2007, compared to $175.4 million at December 30, 2006.

        Net cash provided by operating activities for the nine months ended September 29, 2007 and September 30, 2006 was $171.5 million and $102.7 million, respectively. The increase in cash provided by operations was primarily a result of increased earnings. Our days sales outstanding ("DSO") of 43 days as of September 29, 2007 increased from 39 days at December 30, 2006 and 37 days at September 30, 2006. Our DSO includes deferred revenue as an offset to accounts receivable in the calculation.

        Net cash used in investing activities for the nine months ended September 29, 2007 and September 30, 2006 was $132.7 million and $194.5 million, respectively. For the nine months ended September 29, 2007, we used $137.7 million for capital expenditures, compared to the nine month period in 2006, during which we paid $99.8 million for capital expenditures. Year to date 2007, we made capital expenditures in RMS of $30.4 million and in PCS of $107.3 million, due mainly to the construction of our facilities in Nevada and Massachusetts. We anticipate that future capital expenditures will be funded by cash provided by operating activities. For fiscal 2007, we project capital expenditures to be approximately $200 to $225 million. We have certain purchase commitments related to the completion of our ongoing capacity expansion of approximately $95 million as of September 29, 2007. For the nine months ended September 29, 2007, purchases of marketable securities were $251.7 million, compared to $130.1 million in 2006.

        Net cash used in financing activities for the nine months ended September 29, 2007 was $41.1 million compared to net cash provided by financing activities of $32.6 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2006, we had proceeds from long-term debt of $440.3 million due mainly to the sale of the 2013 Notes. Proceeds from exercises of employee stock options amounted to $43.0 million and $19.8 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. We repaid $56.7 million and $140.4 million of debt for the nine months ended September 29, 2007 and September 30, 2006, respectively.

New Accounting Pronouncements

        The FASB has issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes. Prior to the effective date of FIN 48, the accounting for uncertainty in income taxes was subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 effective December 31, 2006 which did not have a significant impact on our consolidated financial results. Refer to Note 10.

        We adopted the recognition and disclosure requirements of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158") as of December 30, 2006. This Standard includes two phases of implementation. The second phase of SFAS 158 requires that the valuation date of plan accounts be as of the end of the fiscal year, with that change required to be implemented by fiscal years ending after December 15, 2008. We will change the valuation date relating to our foreign plans which will not have a material impact on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a single authoritative definition of fair value, sets out framework for measuring fair value and expands on required disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The provisions of SFAS 157 are not expected to have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS 159 are not expected to have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

        The conversion features of our 2013 Notes are equity-linked derivatives. As such, we recognize these instruments as off-balance sheet arrangements. The conversion features associated with these notes would be accounted for as derivative instruments, except that they are indexed to our common stock and classified in stockholders' equity. Therefore, these instruments meet the scope of exception of paragraph 11(a) of SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities," and are accordingly not accounted for as derivatives for purposes of SFAS No. 133.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

        Certain of our financial instruments are subject to market risks, including interest rate risk and foreign currency exchange rates. We generally do not use financial instruments for trading or other speculative purposes.

  Interest Rate Risk

        The fair value of our marketable securities is subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 100 basis points from levels at September 29, 2007, then the fair value of the portfolio would decline by approximately $0.3 million.

        We have entered into two credit agreements, the $428 million credit agreement (prior to July 31, 2006, the $660 million credit agreement) and the $50 million credit agreement. Our primary interest rate exposure results from changes in LIBOR or the base rates which are used to determine the applicable interest rates under our term loans in the $428 million credit agreement and in the $50 million agreement and our revolving credit facilities. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $3.9 million on a pre-tax basis. The book value of our debt approximates fair value.

        We issued $350 million of the 2013 Notes in a private placement in the second quarter of 2006. The convertible senior debenture notes bear an interest rate of 2.25%. The fair market value of the outstanding notes was $449.8 million on September 29, 2007.

Foreign Currency Exchange Rate Risk

        We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our earnings and cash flows. This risk is mitigated by the fact that various foreign operations are principally conducted in their respective local currencies. A portion of our foreign operations' revenue is denominated in U.S. dollars, with the costs accounted for in their local currencies. We attempt to minimize this exposure by using certain financial instruments, for purposes other than trading, in accordance with our overall risk management and our hedge policy. In accordance with our hedge policy, we designate such transactions as hedges as set forth in SFAS No. 133.

        During 2007, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on customer transactions and certain balance sheet items. There were no contracts open as of September 29, 2007.

Item 4.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of September 29, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in Internal Controls

        There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 29, 2007 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.    Other Information

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The following table provides information relating to the Company's purchases of shares of its common stock during the quarter ended September 29, 2007.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2007—July 28, 2007	132,380	$52.10	132,000	$121,685,675
July 29, 2007—August 25, 2007	141,881	$52.11	120,000	$115,448,309
August 26, 2007—September 29, 2007	130,520	$54.00	129,800	$108,437,948

Total:	404,781	$52.72	381,800	$108,437,948

        The Board of Directors of the Company has authorized a share repurchase program, originally authorized on July 27, 2005 and subsequently amended on October 26, 2005 and May 9, 2006, to acquire up to a total of $300.0 million of common stock. The program does not have a fixed expiration date. On August 1, 2007, the Board of Directors authorized an additional increase of the Company's share repurchase program by $100.0 million.

        During the quarter ended September 29, 2007, the Company repurchased 381,800 shares of common stock for approximately $20.1 million. The timing and amount of any future repurchases will depend on market conditions and corporate considerations. Additionally, the Company's 2000 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, during the quarter ended September 29, 2007, the Company acquired 22,981 shares as a result of such withholdings for approximately $1.2 million.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
November 8, 2007	/s/ JAMES C. FOSTER James C. Foster Chairman, President and Chief Executive Officer
November 8, 2007	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer

QuickLinks

CHARLES RIVER LABORATORIES INTERNATIONAL, INC. FORM 10-Q For the Quarterly Period Ended September 29, 2007 Table of Contents
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share amounts)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share amounts)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands, except per share amounts)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) (dollars in thousands)
CHARLES RIVER LABORATORIES INTERNATIONAL, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Part II. Other Information
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES