Form 10-K
period 2007-12-29
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2008-02-20
CIK 1100682

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File No. 001-15943

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1397316
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
251 Ballardvale Street
Wilmington, Massachusetts	01887
(Address of Principal Executive Offices)	(Zip Code)

(Registrant's telephone number, including area code): (781) 222-6000

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒            Accelerated Filer ☐

Non-accelerated Filer ☐            Smaller reporting company ☐

                                                                   (Do not check if smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          On June 30, 2007, the aggregate market value of the Registrant's voting common stock held by non-affiliates of the Registrant was approximately $3,461,039,647.

          As of February 12, 2008, there were outstanding 68,176,166 shares of the Registrant's common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders scheduled to be held on May 8, 2008, which will be filed with the Securities and Exchange Commission not later than 120 days after December 29, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2008 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Item		Page
	PART I
1	Business	1
1A	Risk Factors	15
1B	Unresolved Staff Comments	24
2	Properties	24
3	Legal Proceedings	24
4	Submission of Matters to a Vote of Security Holders	24
	Supplementary Item. Executive Officers of the Registrant pursuant to Instruction 3 to Item 401 (b) of Regulation S-K	25
	PART II
5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
6	Selected Consolidated Financial Data	29
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
7A	Quantitative and Qualitative Disclosures About Market Risk	43
8	Financial Statements and Supplementary Data	45
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	95
9A	Controls and Procedures	95
9B	Other Information	95
	PART III
10	Directors and Executive Officers of the Registrant	96
11	Executive Compensation	96
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	96
13	Certain Relationships and Related Transactions	97
14	Principal Accountant Fees and Services	97
	PART IV
15	Exhibits	97

PART I

Item 1.    Business

General

        This Annual Report on Form 10-K contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on current expectations, estimates, forecasts, and projections about the industries in which Charles River operates and the beliefs and assumptions of our management. Words such as "expect," "anticipate," "target," "goal," "project," "intend," "plan," "believe," "seek," "estimate," "will," "likely," "may," "designed," "would," "future," "can," "could" and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on current expectations and beliefs of Charles River and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: future demand for drug discovery and development products and services, including the outsourcing of these services and other cost reduction activities by our customers; future actions by our management; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of our revenues; our cost structure; the impact of acquisitions and dispositions; the timing of the opening of new and expanded facilities; our expectations with respect to sales growth, efficiency improvements and operating synergies (including the impact of specific actions intended to cause related improvements); changes in our expectations regarding future stock option, restricted stock, performance awards and other equity grants to employees and directors; changes in our expectations regarding our stock repurchases; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our cash flow and liquidity. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K under the section entitled "Risks Related to Our Business and Industry," the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

Corporate History

        Charles River has been operating since 1947 and during that time, we have undergone several changes to our business structure. Charles River Laboratories International, Inc. was incorporated in 1994. In 2000, we completed the initial public offering of Charles River Laboratories International, Inc. Our stock is traded on the New York Stock Exchange under the symbol "CRL "and is included in the Standard & Poor's MidCap 400, 1000 and Composite 1500 Indices, the Dow Jones US Biotechnology Index, the NYSE Composite Index and the NYSE Healthcare Sector Index, among others. We are headquartered in Wilmington, Massachusetts. Our headquarters mailing address is 251 Ballardvale Street, Wilmington, MA 01887, and the telephone number at that location is (781) 222-6000. Our Internet site is www.criver.com. Material contained on our Internet site is not incorporated by reference into this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to "Charles River," "we," "us" or "our" refer to Charles River Laboratories International, Inc. and its subsidiaries.

        This Form 10-K, as well as all other reports filed with the Securities and Exchange Commission are available free of charge through the Investor Relations section of our Internet site as soon as practicable after we electronically file such material with, or furnish it to, the SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. In addition, you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Overview

        We are a leading global provider of solutions that accelerate the drug discovery and development process, including research models and associated services, and outsourced preclinical services. As the drug development process continues to require the steadily increasing investment of time and money—various studies and reports estimate it takes between 10-15 years, between $800 million and $1 billion, and exploration of more than 10,000 drug compounds to produce a single FDA approved drug—Charles River is in the position of being able to leverage our expertise in an efficient and cost-effective way to aid our customers in bringing their drugs to market faster.

        We currently have two reporting segments: Research Models and Services (RMS) and Preclinical Services (PCS) (which includes Phase I clinical services). We provide the animal research models required in research and development of new drugs, devices and therapies and have been in this business for 60 years. We have built upon our core competency of laboratory animal medicine and science (research model technologies) to develop a diverse and growing portfolio of products and services. Our wide array of tools and services enables our customers to reduce costs, increase speed and enhance their productivity and effectiveness in drug discovery and development. Our customer base includes global pharmaceutical companies, a wide range of biotechnology companies, as well as government agencies, leading hospitals and academic institutions around the world. We currently operate approximately 60 facilities, including our production and warehousing facilities, in 15 countries worldwide. Our products and services, supported by our global infrastructure and deep scientific expertise, enable our customers to meet many of the challenges of early-stage life sciences research. In 2007, our net sales from continuing operations were $1.23 billion and our operating income from continuing operations was $227.2 million.

        In recent years, we have completed a number of acquisitions, primarily involving our PCS business, that broadened our present portfolio of high-end services to include general toxicology, specialty toxicology and Phase I clinical services. In addition, these acquisitions:

  •
  significantly expanded our overall corporate size;

  •
  significantly increased the breadth of the products and services that we offer; and

  •
  expanded and strengthened our global footprint in the growing market for pharmaceutical research and development services.

        These acquisitions have been critical in our continuing mission to support our key pharmaceutical and biotechnology customers, who are increasingly seeking full service, global partners to whom they can outsource more of their preclinical research and development efforts. By some estimates, the outsourced drug development services markets in which we participate (exclusive of research models and associated services, but including preclinical and Phase I clinical services) is in excess of $4.6 billion annually. It is thought that this represents only 20-25% of all of the drug development work currently performed, and is expected to increase over time as outsourcing trends continue.

        In 2007, much of our focus has been dedicated towards positioning ourselves to take advantage of long-term opportunities to support our clients as they increasingly outsource drug development services, as evidenced by our capacity expansion program. The current program to replace our existing PCS facilities in Massachusetts and Nevada with new, state-of-the-art facilities has been underway for two years and, in 2007, we opened the first of those sites in Massachusetts. We plan to open the new preclinical site in Nevada on schedule in 2008, followed by additional preclinical capacity in Canada, Scotland, and Ohio in 2009. We have commenced construction of a new facility in China, due to open in late 2008, which we hope will enable us to be the partner of choice for our global pharmaceutical customers as they establish and expand research and development activities in China. In addition, in 2007 we expanded capacity in our California RMS facility and broke ground on a new RMS facility in Maryland. The Maryland facility is being constructed in part to support the 10-year agreement with the National Cancer Institute to manage its research model colonies. This agreement is the first of its kind where the colonies will be managed in Charles River's facilities under a Charles River Dedicated Resources™ agreement, or CRDR™. These flexible partnering arrangements, which are generally for multiple years and involve financial commitments, are tailored to individual client's requirements and are used in both the RMS and PCS business segments.

        Research Models and Services (RMS).    Charles River has been supplying research models to the drug development industry since 1947. With approximately 150 different strains, we continue to maintain our position as the global leader in the production and sale of research models, principally genetically and virally defined purpose-bred rats and mice. We also provide a variety of related services that are designed to assist our customers in supporting the use of research models in drug development. With multiple facilities located on three continents (North America, Europe and Asia (Japan)), we maintain production centers, including a total of approximately 170 barrier rooms or isolator facilities strategically located near our customers. In 2007, RMS accounted for 47% of our total net sales and approximately 41% of our employees including approximately 130 science professionals with advanced scientific degrees.

        Our RMS segment is comprised of (1) Research Models, (2) Research Model Services and (3) other related products and services.

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

  •
  spontaneous mutant animals, which contain a naturally occurring genetic mutation (such as immune deficiency); and

  •
  other genetically modified research models, including knock-out models with one or more disabled genes and transgenic animals.

        We also offer new and proprietary, disease-specific rat models used to find new treatments for diseases such as diabetes, obesity and cardiovascular and kidney disease. We are presently focusing our disease model program on four areas of research: cardiovascular, metabolic, renal and oncology which, in addition to providing overlapping disease modalities that support multiple uses of certain models, also permits us to concentrate on focused sales and marketing efforts.

        We believe that over the next several years, many new genetically engineered models will be developed and used in biomedical research, such as models with modified genetic material, knock-out models with one or more disabled genes, and transgenic models that incorporate or exclude a particular gene. These more highly defined and characterized models will allow researchers to further focus their investigations into disease conditions and potential new therapies or interventions. We intend to build upon our position as a leader in this field to expand our presence in this market for higher-value research models.

        In addition to our small research models, we also are a premier provider of high-quality purpose-bred, specific pathogen-free (SPF) or disease free, large research models to the biomedical research community, principally for use in their drug development and testing studies.

        Research Model Services.    RMS also offers a variety of services, described below, designed to assist our customers in screening drug candidates faster, including those which are related to genetically defined research models for in-house research, as well as those services designed to implement efficacy screening protocols to improve the customer's drug evaluation process. These services address the need among pharmaceutical and biotechnology companies to outsource the non-core aspects of their drug discovery activities. These services capitalize on the technologies and relationships developed through our research model business. We currently offer four major categories of research models services—transgenic services, research animal diagnostics, consulting and staffing services, and discovery services.

        Transgenic Services.    In this area of our business, we assist our customers in validating, maintaining, improving, breeding and testing research models purchased or created by our customers for biomedical research activities. While the creation of a transgenic model can be a critical scientific event, it is only the first step in the discovery process. Productive utilization of genetically engineered research models requires significant additional technical expertise. We provide breeding expertise, model characterization (including genotyping and phenotyping) and colony development, quarantine, embryo cryopreservation, embryo transfer and health and genetic monitoring. We provide these services to over 200 laboratories around the world from pharmaceutical and biotechnology companies to hospitals and universities and maintain more than 1,000 different types of naturally occurring or experimentally manipulated research models for our customers.

        Research animal diagnostics.    We assist our customers in monitoring and analyzing the health and genetics of the research models used in their research protocols. We developed this capability internally by building upon the scientific foundation created by the diagnostic laboratory needs of our research model business. Depending upon a customer's needs, we may serve as its sole-source testing laboratory, or as an alternative source supporting its internal laboratory capabilities. We believe that the continued growth in model development and characterization and utilization of specific disease models and genetically engineered models will drive our future growth as the reference laboratory of choice for health and genetic testing of laboratory animals.

        Discovery Services.    Augmenting our traditional model production and transgenic services described above, we believe there are emerging opportunities to assist our customers in speeding the development process by providing services that prepare models to be used in studies immediately upon arrival at the customer's facility, rather than requiring time and effort on the part of the customer to prepare the models. As a result of our veterinary medicine expertise, we are well positioned to provide such services, which include surgical procedures, feeding and aging, and biological and chemical modification.

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

        Other Related Research Model Products and Services.    We also offer two other categories of products and services within RMS—vaccine support and in vitro technology products.

        Vaccine Support.    We are the global leader for the supply of specific pathogen-free, or SPF, chickens and fertile chicken eggs. SPF chicken embryos are used by animal health companies as self-contained "bioreactors" for the manufacture of live viruses. These viruses are used as a raw material primarily in poultry, as well as human vaccine, applications. The production of SPF eggs is done under biosecure conditions, similar in many ways to our research model production. We have a worldwide presence that includes several SPF egg production facilities in the United States, a joint venture in Mexico and contracted production capabilities in Hungary. We also operate a specialized avian laboratory in the United States, which provides in-house testing and support services to our customers and produces poultry diagnostics.

        In Vitro Technology.    Our in vitro business provides non-animal, or in vitro, methods for lot release testing of medical devices and injectable drugs for endotoxin contamination. We are committed to being the leader in providing our customers with in vitro alternatives as these methods become scientifically validated and commercially feasible, and toward that goal we work with and support the European Center for Validation of Alternative Methods in these efforts. Endotoxin testing uses a processed extract from the blood of the horseshoe crab, known as limulus amebocyte lysate (LAL). The LAL test is the first and only major FDA-validated in vitro alternative to an animal model test for endotoxin detection in pharmaceutical and medical device manufacturing. The process of extracting blood is generally not harmful to the crabs, which are subsequently returned to their natural ocean environment. Our in vitro technology business produces and distributes endotoxin testing kits, reagents, software, accessories, instruments and associated services to pharmaceutical and biotechnology companies worldwide. We are a market leader in endotoxin testing, which is used for FDA-required quality control testing of injectable drugs and medical devices, their components and the processes by which they are manufactured.

        We have developed the next generation of the endotoxin testing platform, known as the Endosafe Portable Testing System (Endosafe®-PTS). The PTS is a portable endotoxin testing platform which allows endotoxin testing in the field, affording researchers accurate and timely results. In 2006, we received FDA approval for the sale and marketing of the PTS system for FDA-required lot release endotoxin testing. The PTS can also be used for non-regulated applications, ranging from drug research and development to environmental monitoring. As an example, a modified version of the PTS was launched into space aboard the space shuttle Discovery and reached the International Space Station as part of NASA's ongoing efforts to conduct biological research in space. The PTS system has recently expanded into markets such as cell transplant and dialysis clinics, and, especially, nuclear pharmacies, where PTS is being adopted for lot release testing of nuclear medicines in response to pending FDA regulations. We are anticipating other opportunities developing as our customers react to the FDA's Process Analytical Technology (PAT) Initiative. In addition, over the next few years we look towards exploring other applications such as the environmental contaminant markets (pesticides and hazardous materials) and clinical diagnostics (infectious disease at point of care).

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

  Development activities, which follow, and which can take up to seven years, are directed at demonstrating the safety, tolerability and clinical efficacy of the selected drug candidates. During the preclinical stage of the development process, a drug candidate is tested in vitro (typically on a cellular or subcellular level in a test tube or multi-well petri plate) and in vivo (in research models) to support planned or on-going human trials. With our focus on early-stage drug development support, we view clinical Phase I studies as a strategic component of our preclinical service offerings.

        The development services portion of our PCS business enables our customers to outsource their critical, regulatory-required drug and toxicology disposition activities to us. The demand for these services was historically driven by preclinical development programs of biotechnology companies, which traditionally have been outsourced, and also by the selective outsourcing strategy of larger global pharmaceutical companies. The necessary significant investments in personnel, facilities and other capital resources required in order to efficiently conduct and perform these activities means that global pharmaceutical companies and biotechnology companies are frequently choosing to outsource their development activities, allowing them to focus on their core competencies of innovation and early drug discovery (for biotechnology companies) and promotion and market distribution (for pharmaceutical companies). Large pharmaceutical companies, in particular, are increasingly closing facilities and reducing staff, thus we believe the demand for our preclinical service offerings will continue to strengthen.

        We are one of the two largest providers of preclinical services worldwide and offer particular expertise in the design, execution and reporting of general and specialty toxicology studies, especially those dealing with innovative therapies and biologicals. We currently provide preclinical services at multiple facilities located in the United States, Canada and Europe, and are anticipating being able to offer expanded PCS services in China in the second half of 2008. As a result of increasing demand for outsourced preclinical services, we have recently conducted or are presently conducting significant facilities expansions at our preclinical facilities—one in Massachusetts which opened in 2007 and another in Nevada which opened in early 2008, as well as expansions at our Canada, Ohio, Pennsylvania (biopharmaceutical services) and Scotland PCS facilities. The Massachusetts and Nevada facilities, when fully built out, will more than double the size of the pre-existing operations. Our PCS segment represented 53% of our total net sales in 2007 and employed 56% of our employees including approximately 450 science professionals with advanced scientific degrees.

        We currently offer the following preclinical services, in which we include both in vivo and in vitro studies, supportive laboratory services, and strategic preclinical consulting and program management to support product development from inception to proof of concept.

        Toxicology.    Toxicology is one of our core preclinical competencies and a competitive strength. Once a lead molecule is selected, the stage of preclinical development begins where appropriate toxicology studies are conducted to support initial clinical trials. These studies are performed on animal models to understand the toxic effects that a compound has on an organism over a variety of doses and over various time periods, and focus on safety and potential harmful effects. Our toxicology services feature:

  •
  all the standard protocols for general toxicity testing (genotoxicity, safety pharmacology, acute, subacute, chronic toxicity and carcinogenicity potential) required for regulatory submissions supporting "first-in-human" to "first-on-the-market" strategies;

  •
  expertise in specialty routes of administration and modes of administration (e.g., infusion, intravitreal administration, and inhalation), which are important not only for the testing of potential pharmaceuticals, but also for safety testing of medical devices, industrial chemicals, food additives, agrochemicals, biocides, nutraceuticals, animal health products and other materials;

  •
  market-leading expertise in the conduct and assessment of reproductive and developmental toxicology studies (in support of larger scale, human clinical trials);

  •
  services in important specialty areas such as ocular, bone, juvenile/neonatal, and immuno toxicology as well as photobiology and dermal testing;

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

Our toxicology facilities operate in compliance with Good Laboratory Practices (GLPs) as required by the FDA as well as other international regulatory bodies. Our facilities are regularly inspected by U.S. and other GLP compliance monitoring authorities, as well as our own and our customers' Quality Assurance departments.

        Pathology Services.    In the drug development process, the ability to identify and characterize clinical and anatomic pathologic change is critical in determining the safety of a new compound. We employ a large number of highly trained pathologists who use state-of-the-art techniques to identify potential compound-related changes within tissues, fluids and cells, as well as at the molecular level. Pathology support is critical for regulatory driven safety studies, but also for specialized investigative studies, discovery support, and stand-alone immunohistochemistry evaluations for monoclonal antibodies. Key "go/no-go" decisions regarding continued product development are typically dependent on the identification, characterization and evaluation of gross and microscopic pathology findings we perform for our clients.

        Bioanalysis, Pharmacokinetics, and Drug Metabolism.    In support of preclinical drug safety testing, our customers are required to demonstrate ample drug exposure, stability in the collected sample, kinetics of their drug or compound in circulation, the presence of metabolites, and with recombinant proteins and peptides, the presence of anti-drug antibodies. We have scientific depth in the sophisticated analytical techniques required to satisfy these requirements for a number of drug classes (including oligonucleotide and inhibitory RNAs). In the event that the sample analysis for preclinical study support translates to opportunities to analyze clinical samples for the same drug once human testing begins, we have opportunities to capture the benefits of bridging preclinical bioanalysis with later clinical development. Once the analysis is complete, our scientists evaluate the data to provide information on the pharmacokinetics and/or toxicokinetics of the exposure to the drug, as well as complete evaluation of the distribution of the drug or metabolites by radio-labeled techniques. Pharmacokinetics refers to understanding what the body does to a drug or compound once administered, including the process by which the drug is absorbed, distributed in the body, metabolized, and excreted (ADME); toxicokinetics refers to the same understanding as applied to potential toxic substances. Our clients require these studies for the full preclinical assessment of the disposition of the drug the results of which are used in the final preclinical safety evaluation of the compound.

        Discovery Support.    At the earliest stages of lead compound identification, our scientists are engaged in evaluating the activity and efficacy of drug candidates in several important therapeutic areas, including:

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

  Biopharmaceutical Services.

        We provide specialized testing, characterization and small scale manufacturing services that are frequently outsourced by global pharmaceutical and biotechnology developers. We also consult with customers on process development, validation, manufacturing scale-up and biological testing. We also grow, store and characterize client cell lines for later development and manufacture of therapeutic proteins.

        Biopharmaceutical testing and characterization services allow customers to confirm that biologically produced drug candidates are correctly identified and stable and are produced consistently and essentially contaminant free. This testing is required by the FDA and other global regulatory authorities to obtain new drug approval, maintain a government licensed manufacturing facility and release approved therapeutic products for use in patients.

  Phase I Trials in Healthy, Normal and Special Populations

        Phase I clinical trials are usually short duration studies conducted on a small number (20-100) of healthy human subjects (although special populations can be used) under highly controlled conditions. Testing is usually performed where trial participants can be closely monitored in a secure environment, such as at a clinic-type facility or hospital.

        Our clinical services capabilities encompass two premier, internationally recognized Phase I clinics—one in Europe (Edinburgh, Scotland) and the other in North America (Tacoma, Washington), with a combined capacity of over 300 beds. We focus our clinical services business on high-end clinical pharmacology studies in healthy participants. From a strategic perspective, we believe that our clinical services business benefits from pull-through from our preclinical and laboratory services (particularly with our biotechnology customers). Correspondingly, our preclinical and laboratory services businesses benefit from the presence of our Phase I clinical offerings as we can take advantage of enhanced economies of scale as well as "pull-down" from existing clinical customers.

        We offer a wide range of Phase I clinical research services designed to move lead pharmaceutical candidates rapidly from preclinical development through Phase I pharmacokinetic tolerability and pharmacodynamic assessment to explore human pharmacology. We can conduct studies across a wide range of therapeutic areas, and have demonstrated experience in complex dose tolerance, radio-labeled, pharmacokinetics, pharmacodynamics and bioavailability studies. In addition, we provide customers with high-end "first-in-human" studies for novel compounds, and expertise in complex drug-drug interaction studies. Participants at both clinics are evaluated through an intensive screening process to ensure study suitability. We employ clinical regulatory compliance staff at these facilities to monitor the conduct and reporting of Phase I trials and to assure management that these trials are conducted in compliance with appropriate regulatory requirements.

Our Strategy

        Our objective is to be the preferred strategic global partner for our clients in accelerating the search for drugs, devices and therapies. From discovery through proof of concept, our goal is to provide products and services for drug discovery and development, which are almost universally mandated by law. Our business is primarily driven by the continued growth of research and development spending by pharmaceutical and biotechnology companies, the federal government and academic institutions and of outsourced services. According to reports by the Biomedical Industry Advisory Group, it takes 11 to 16 years and costs in the range of $180 million to $1.65 billion, with an average cost of approximately $900 million, to bring a new drug to market. Similarly, a separate 2007 report by the Pharmaceutical Research and Manufacturers of America estimate that it takes 10 to 15 years and costs in excess of $800 million to develop a drug ($1.2 billion for a biologic).

        As the pressure to develop a strong pipeline of innovative new drugs increases, so does the pressure to contain costs, to implement research in multiple countries simultaneously and to identify, hire and retain a breadth of scientific and technical experts. In order to facilitate and speed their research (as well as to convert largely fixed costs into variable expenses), our pharmaceutical and biotechnology customers are increasingly making strategic decisions to outsource services which can be provided by high-quality service providers like us. For instance, many of our larger customers—particularly those in the pharmaceutical industry—have announced plans to rationalize their workforce and facilities and/or increase outsourcing in order to concentrate on their core businesses and new product research and identification. In the past year, we believe that the increase in these actions and the necessary growth of outsourcing is being driven by a unique confluence of events, including:

  •
  the current outlook for drugs coming off patent protection and resulting threats from generic drug manufacturers, which are expected to affect a large percentage of these companies' existing revenues in the intermediate future;

  •
  the reduction over the past decade in frequency of drugs gaining approval;

  •
  increased pressure to find drugs to cure critical diseases, including many which are complex and chronic where development will be both risky and costly;

  •
  continued productivity and cost containment pressures on the medical device, diagnostics and biopharmaceutical industries due in part to escalating global healthcare costs, increasing concentration of buying power attributable to larger payors and governments, while simultaneously needing to manage increased financial focus on operating margins and returns;

  •
  increasing globalization of drug development (particularly increased research and development activity in the India and China markets);

  •
  heightened regulatory authority scrutiny worldwide, particularly concerning drug safety; and

  •
  enhanced urgency to push the growing number of new compounds through the drug pipeline.

        Outsourcing allows our customers to concentrate their internal expertise and resources on early drug discovery, while continuing to advance their most promising products through the development pipeline. This creates opportunities for companies such as ours that can help optimize our clients' programs and assist in accelerating the drug discovery and development process. Our strategy is to capitalize on these opportunities by continuing to build our portfolio of premium, value-added products and services through internal development and investment, augmented by strategic "bolt-on" transactions.

        In today's business environment, we believe there is a particular advantage in being a large, global, high-quality provider of services throughout the drug discovery and development continuum. Many of our customers, especially large pharmaceutical companies, are attracted to Tier 1 contract research organizations with a full breadth of capabilities, and choose to establish preferred provider relationships with only a small number. We are focused on being recognized as a premier preferred provider and maintaining long-term strategic partnerships with our customers. Accordingly, with many of our largest customers, we have entered into global provider agreements that span both segments of our business.

        Furthermore, in response to our clients' requests that we provide increased yet flexible services specifically designed for their individual needs, we have expanded our commitment and focus to develop Charles River Dedicated Resources (CRDR) arrangements. CRDRs are broad-based multi-year partnering arrangements, generally involving financial commitments from the customer, which tap into the broad array of physical and/or service resources that we provide. Examples of the type of accommodations we can provide in CRDRs include dedicated space within existing facilities, building out space to a particular specification, or even establishing a new facility. These CRDRs represent a meaningful, and we expect growing, percentage of our business.

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

        We believe that we are well positioned to exploit both existing and new outsourcing opportunities. As strategic outsourcing by our customers increases, we believe that our expertise in areas previously addressed by our customers' in-house capabilities allows us to provide a more flexible, efficient and cost-effective alternative for them. In short, because these products and services are the core of our business, we are able to build and maintain expertise and tap into economies of scale that are difficult for our customers to match with their internal capabilities.

        We intend to focus our marketing efforts on, among other things, stimulating demand for further outsourcing. As a result of these efforts, we expect to be better positioned to gain additional market share to take advantage of promising opportunities which are available to us as a result of this continuing trend, as well as broader based collaboration across the in vivo discovery to first-in-human continuum. In 2007 we invested heavily in expanding our facilities capacity, and we intend to continue the capital expansion activity in 2008. Similarly, we are investing in our information technology systems and resources in order to better serve our customers, harmonize our data, and streamline our processes.

Customers

        Our customers continue to consist primarily of all of the major pharmaceutical companies, many biotechnology companies, animal health, medical device, diagnostic and other life sciences companies, and leading hospitals, academic institutions, and government agencies. We have stable, long-term relationships with many of our customers. During 2007, no single commercial customer accounted for more than 6% of our total net sales.

        For information regarding net sales and long-lived assets attributable to both of our business segments for the last three fiscal years, please see Note 12 included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. For information regarding net sales and long-lived assets attributable to operations in the United States, Europe, Canada, Japan and other countries for each of the last three fiscal years, please review Note 12 included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Sales, Marketing and Customer Support

        We sell our products and services principally through our direct sales force and account management teams, the majority of whom work in North America, with the balance in Europe and Japan. Our primary promotional activities include organizing scientific symposia, publishing scientific papers, making presentations and participating at scientific conferences and trade shows in North America, Europe and Japan. We supplement these scientifically based marketing activities with trade advertising, direct mail, newsletters and are currently developing a new website for launch in 2008. The direct sales force is supplemented by international distributors for our products, particularly with respect to our In Vitro technology business.

        Our internal marketing/product management teams support the field sales staff and account management teams while developing and implementing programs to create close working relationships with customers in the biomedical research industry. We maintain client/customer service, technical assistance and consulting service departments, which address both our customers' routine and more specialized needs. We frequently assist our customers in solving problems related to animal husbandry, health and genetics, biosecurity, preclinical and clinical study design, regulatory consulting, protocol development and other areas in which our expertise is widely recognized as a valuable resource by our customers.

Competition

        Our strategy is to be a leader in each of the markets in which we participate. We compete in the marketplace on the basis of quality, reputation, responsiveness, pricing, innovation, breadth of therapeutic and scientific expertise, timeliness and availability, supported by our professional bench strength in animal science and toxicology, global capabilities and strategically located facilities worldwide. We are able to offer a unique portfolio through our broad array of both routine and specialized preclinical services, as well as a wide range of research models and research model services.

        The competitive landscape for our two business segments varies.

  •
  For RMS, our main competitors include three smaller competitors in North America (each of whom have a global scope), and several smaller competitors in Europe and in Japan. Of our main U.S. competitors, two are privately held businesses and the third is a government funded, not-for-profit institution. We believe that none of our competitors in RMS has our comparable global reach, financial strength, breadth of product and services offerings, technical expertise or pharmaceutical and biotechnology industry relationships.

  •
  As for PCS, we believe we are one of the two largest providers of preclinical services in the world, based on net service revenue. Our commercial competitors for preclinical services consist of both publicly held and privately owned companies, and it is estimated that the top five participants (including Charles River) account for approximately 50% of the global market (exclusive of clinical services), with the rest of the market remaining highly fragmented. Our PCS segment (including our Phase I business) also competes with in-house departments of pharmaceutical and biotechnology companies, universities and teaching hospitals. Independently, the Phase I clinical services market is highly fragmented, with over 15 participants, both public and private, sharing the market and a number of smaller, limited-service providers also providing capacity.

        We believe that the barriers to entry in certain of our business units, particularly those which require substantial capital expenditures and mandate GLP compliant practices, are generally high and present a significant impediment for new market participants.

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

Employees

        As of December 29, 2007, we had approximately 8,500 employees including approximately 600 science professionals with advanced degrees, including approximately 140 D.V.M.s, 240 Ph.D.s and 20 M.D.s. Our employees are not unionized in the United States, although employees are unionized at some of our European facilities, consistent with local customs for our industry. Our annual satisfaction surveys indicate that we have an excellent relationship with our employees.

Backlog

        Our backlog for our PCS business segment was approximately $393 million at December 29, 2007. We do not report backlog for the RMS segment because turnaround time from order placement to fulfillment, both for products and services, is rapid. Our preclinical services are performed over varying durations, from short to extended periods of time, which may be as long as several years. We maintain an order backlog to track anticipated revenue from studies and projects that either have not started, but are anticipated to begin in the near future, or are in process and have not been completed. We only recognize a study or project in backlog after we have received written evidence of a customer's intention to proceed. We do not recognize verbal orders. Cancelled studies or projects are removed from backlog.

        We believe our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, studies vary in duration (i.e., some studies that are included in 2007 backlog may be completed in 2008, while others may be completed in later years). Second, the scope of studies may change, which may either increase or decrease their value. Third, studies included in backlog may be subject to bonus or penalty payments. Fourth, studies may be terminated or delayed at any time by the client or regulatory authorities for a number of reasons, including the failure of a drug to satisfy safety and efficacy requirements or a sponsor making a strategic decision that a study or service is no longer necessary. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study has been made. We cannot provide any assurance that we will be able to realize all or most of the net revenues included in backlog or estimate the portion to be filled in the current year.

Regulatory Matters

        As our business operates in a number of distinct operating environments and in a variety of locations worldwide, we are subject to numerous, and sometimes overlapping, regulatory environments, as described below.

        The Animal Welfare Act (AWA) governs the care and use of certain species of animals used for research. The United States Congress has passed legislation which excludes laboratory rats, mice and chickens used for research from regulation under the AWA. As a result, most of our United States small animal research model activities and our vaccine support services operations are not subject to regulation under the AWA. For regulated species, the AWA and attendant Animal Care regulations require producers and users of regulated species to provide veterinary care and to utilize specific husbandry practices such as cage size, shipping conditions, sanitation and environmental enrichment to assure the welfare of these animals. We comply with licensing and registration requirement standards set by the United States Department of Agriculture (USDA) for the care and use of regulated species. Our animal production facilities and preclinical facilities in the U.S. are accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International (AAALAC), a private, nonprofit, international organization that promotes the humane treatment of animals in science through voluntary accreditation and assessment programs. AAALAC covers all species of laboratory animals, including rats, mice and birds. Our preclinical business is also generally regulated by the USDA.

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

        Our PCS business conducts nonclinical laboratory safety studies intended to support the registration or licensing of our clients' products throughout the world. The conduct of these studies must comply with national statutory or regulatory requirements for Good Laboratory Practice (GLP). GLP regulations describe a quality system concerned with the organizational process and the conditions under which nonclinical laboratory studies are planned, performed, monitored, recorded, archived and reported. GLP compliance is required by such regulatory agencies as the FDA, United States Environmental Protection Agency, European Agency for the Evaluation of Medicinal Products, Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom, Health Canada, and the Japanese Ministry of Health and Welfare. GLP requirements are significantly harmonized throughout the world and our laboratories are capable of conducting studies in compliance with all appropriate requirements. To assure our compliance obligations, we have established quality assurance units (QAU) in each of our nonclinical laboratories. The QAUs operate independently from those individuals that direct and conduct studies and monitor each study to assure management that the facilities, equipment, personnel, methods, practices, records, and controls are in compliance with GLP. Our laboratory managers use the results of QAU monitoring as part of a continuous process improvement program to assure our nonclinical studies meet client and regulatory expectations for quality and integrity.

        Our PCS business also conducts human Phase I clinical trials and provides services in support of our clients' registration or licensing applications. Human clinical trials are conducted in a progressive fashion beginning with Phase I, and in the case of approved drugs, continued through Phase IV trials. Phase I studies are the initial human clinical trials and are conducted with a small number of subjects under highly controlled conditions. These clinical trials and services are performed in accordance with the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use Good Clinical Practice Consolidated Guidance and in compliance with regulations governing the conduct of clinical investigations and the protection of human clinical trial subjects. In the United States, these trials and services must comply with FDA regulations and in

Europe our clinical trials and services must comply with the clinical trials directive of the European Union. Neither FDA regulations nor the clinical trials directive requires a quality assurance program; however, each of our Phase I facilities has an established quality assurance unit that monitors the conduct and reporting of Phase I trials to assure that these trials are conducted in compliance with appropriate regulatory requirements.

        Our manufacturing business produces endotoxin test kits and reagents and vaccine support products. Additionally, the analytical divisions of several of our nonclinical laboratories conduct stability and potency testing in support of our clients' manufacturing programs. These activities are subject to regulation by the FDA and MHRA under their respective Good Manufacturing Practice regulations or the FDA's Quality Systems Regulation (manufacturing of medical devices). We are required to register with the FDA as a device manufacturer and are subject to inspection on a routine basis for compliance with these regulations. These regulations require that we manufacture our products in a prescribed manner with respect to, and maintain records of, our manufacturing, testing and control activities.

        All of our sites are also subject to licensing and regulation under national, regional and local laws relating to the surface and air transportation of laboratory specimens, the handling, storage and disposal of laboratory specimens, hazardous waste and radioactive materials, and the safety and health of laboratory employees. Although we believe we are currently in compliance in all material respects with such national, regional and local laws (which include the USDA, the standards set by the International Air Transport Association, and European oversight agencies), failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

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

Corporate Governance

        We are committed to operating our business with integrity and accountability. We strive to meet or exceed all of the corporate governance standards established by the New York Stock Exchange, the Securities and Exchange Commission, and the Federal government as implemented by the Sarbanes-Oxley Act of 2002. Eight of the nine members of our Board of Directors are independent and have no significant financial, business or personal ties to the Company or management and all of our Board committees are composed of independent directors. The Board adheres to Corporate Governance Guidelines and a Code of Business Conduct and Ethics which has been communicated to employees and posted on our website. We are diligent in complying with established accounting principles and are committed to providing financial information that is transparent, timely and accurate. We have implemented a Related Person Transactions Policy in order to promote the timely identification of such transactions and to ensure we give appropriate consideration to any real or perceived conflicts in our commercial arrangements. We have established global processes through which employees, either directly or anonymously, can notify management (and the Audit Committee of the Board of Directors) of alleged accounting and auditing concerns or violations including fraud. Our internal Disclosure Committee meets regularly and operates pursuant to formal disclosure procedures and guidelines which help to ensure that our public disclosures are accurate and timely. Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Related Person Transactions Policy are available on our website at www.criver.com under the "Investor Relations—Corporate Governance" caption.

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

        Over the past several years, some areas of our businesses have grown significantly as a result of the increase in pharmaceutical and biotechnology companies outsourcing their preclinical and clinical research support activities. We believe that due to the significant investment in facilities and personnel required to support drug development, pharmaceutical and biotechnology companies look to outsource some or all of those services. By doing so, they can focus their resources on their core competency of drug discovery, while obtaining the outsourced services from a full-service provider like us. While industry analysts expect the outsourcing trend to continue for the next several years, a decrease in preclinical and/or clinical outsourcing activity could result in a diminished growth rate in the sales of one or more of our expected higher-growth areas and adversely affect our financial condition and results of operations. Furthermore, our customer contracts are generally terminable on little or no notice. Termination of a large contract or multiple contracts could adversely affect our sales and profitability. Our operations and financial results could be significantly affected by these risks.

A reduction in research and development budgets at pharmaceutical and biotechnology companies may adversely affect our business.

        Our customers include researchers at pharmaceutical and biotechnology companies. Our ability to continue to grow and win new business is dependent in large part upon the ability and willingness of the pharmaceutical and biotechnology industries to continue to spend on research and development and to outsource the products and services we provide. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities and institutional budgetary policies. Our business could be adversely affected by any significant decrease in life sciences research and development expenditures by pharmaceutical and biotechnology companies, as well as by academic institutions, government laboratories or private foundations. Similarly, economic factors and industry trends that affect our clients in these industries, including funding for biotechnology companies generally, also affect our business.

A reduction or delay in government funding of research and development may adversely affect our business.

        A portion of net sales in our RMS segment is derived from customers at academic institutions and research laboratories whose funding is partially dependent on both the level and timing of funding from government sources, such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies. Government funding of research and development is subject to the political process, which is inherently unpredictable. Our sales may be adversely affected if our customers delay purchases as a result of uncertainties surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. NIH funding has remained fairly flat in recent years and a reduction in government funding for the

NIH or other government research agencies could adversely affect our business and our financial results.

Changes in government regulation or in practices relating to the pharmaceutical or biotechnological industries, including potential health care reform, could decrease the need for the services we provide.

        Governmental agencies throughout the world, but particularly in the United States, strictly regulate the drug development process. Our business involves helping pharmaceutical and biotechnology companies, among others, navigate the regulatory drug approval process. Accordingly, many regulations, and often new regulations, are expected to result in higher regulatory standards and often additional revenues for companies that service these industries. However, some changes in regulations, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that we have difficulty satisfying or that make our services less competitive, could eliminate or substantially reduce the demand for our services. In addition, if regulatory authorities were to mandate a significant reduction in safety testing procedures which utilize laboratory animals (as has been advocated by certain groups), certain segments of our business could be materially adversely affected.

        In recent years the U.S. Congress and state legislatures have considered various types of health care reform in order to control growing health care costs. We are unable to predict what legislative proposals will be adopted in the future, if any. Similar reform movements have occurred in Europe and Asia.

        Implementation of health care reform legislation that contains costs could limit the profits that can be made from the development of new drugs. This could adversely affect research and development expenditures by pharmaceutical and biotechnology companies, which could in turn decrease the business opportunities available to us both in the United States and abroad. In addition, new laws or regulations may create a risk of liability, increase our costs or limit our service offerings. Furthermore, if health insurers were to change their practices with respect to reimbursements for pharmaceutical products, our customers may spend less, or reduce their growth in spending on research and development.

Our standard customer agreements contain customer-determined termination and service reduction provisions, which may result in less contract revenue than we anticipate.

        Generally, our agreements with our customers provide that the customers can terminate the agreements or reduce the scope of services under the agreements with little or no notice. Customers may elect to terminate their agreements with us for various reasons, including: the products being tested fail to satisfy safety requirements; unexpected or undesired study results; production problems resulting in shortages of the drug being tested; the customer's decision to forego or terminate a particular study; or the loss of funding for the particular research study. If a customer terminates a contract with us, we are entitled under the terms of the contract to receive revenue earned to date as well as certain other costs and, in some cases, penalties. Cancellation of a large contract or proximate cancellation of multiple contracts could materially adversely affect our business (particularly our PCS segment) and, therefore, may adversely affect our operating results.

Many of our contracts are fixed price and may be delayed or terminated or reduced in scope for reasons beyond our control, or we may under price or overrun cost estimates with these contracts, potentially resulting in financial losses.

        Many of our contracts provide for services on a fixed price or fee-for-service with a cap basis and, accordingly, we bear the financial risk if we initially under-price our contracts or otherwise overrun our cost estimates. In addition, these contracts may be terminated or reduced in scope either immediately or upon notice. Cancellations may occur for a variety of reasons, and often at the discretion of the customer. The loss, reduction in scope or delay of a large contract or the loss or delay of multiple contracts could materially adversely affect our business, although our contracts frequently entitle us to receive the costs of winding down the terminated projects, as well as all fees earned by us up to the time of termination. Some contracts also entitle us to a termination fee.

Contaminations in our animal populations can damage our inventory, harm our reputation for contaminant-free production, result in decreased sales and cause us to incur additional costs.

        Our research models and fertile chicken eggs must be free of certain adventitious, infectious agents such as certain viruses and bacteria because the presence of these contaminants can distort or compromise the quality of research results and could adversely impact human or animal health. The presence of these infectious agents in our animal production facilities and certain service operations could disrupt our contaminant-free research model and fertile egg production as well as our animal services businesses including transgenic services, harm our reputation for contaminant-free production and result in decreased sales.

        Contaminations typically require cleaning up, renovating, disinfecting, retesting and restarting. Such clean-ups result in inventory loss, clean-up and start-up costs, and reduced sales as a result of lost customer orders and credits for prior shipments. In addition to microbiological contaminations, the potential for genetic mix-ups or mismatings also exists and may require the restarting of the applicable colonies. While this does not require the complete clean-up, renovation and disinfection of the barrier room, it would likely result in inventory loss, additional start-up costs and possibly reduced sales. In addition, contaminations expose us to risks that customers will request compensation for damages in excess of our contractual indemnification requirements. In addition, there exists a risk that contaminations from models that we produce may affect our customer's facilities, with similar impact to them. In some cases, we may be responsible for animals carrying human susceptible diseases, and in the case of contamination, there is possible risk of human exposure.

        All such contaminations described above are unanticipated and difficult to predict and could adversely impact our financial results. We have made significant capital expenditures designed to strengthen our biosecurity and have significantly improved our operating procedures to protect against such contaminations; however, contaminations may still occur.

Our business is subject to risks relating to operating internationally.

        A significant part of our net sales is derived from operations outside the United States. Our international revenues, which include revenues from our non-U.S. subsidiaries, have represented approximately one-half our total net sales in recent years. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. There are a number of risks associated with our international business, including:

  •
  foreign currencies we receive for sales and which we record as expenses outside the United States could be subject to unfavorable exchange rates with the U.S. dollar and reduce the amount of revenue (and increase the amount of expenses) that we recognize and cause fluctuations in reported financial results;

  •
  certain contracts, particularly in Canada, are frequently denominated in currencies other than the currency in which we incur expenses related to those contracts and where expenses are incurred in currencies other than those in which contracts are priced, fluctuations in the relative value of those currencies could have a material adverse effect on our results of operations;

  •
  general economic and political conditions in the markets in which we operate;

  •
  potential international conflicts, including terrorist acts;

  •
  potential trade restrictions, exchange controls and legal restrictions on the repatriation of funds into the United States;

  •
  difficulties and costs associated with staffing and managing foreign operations, including risks of violations of local laws or the U.S. Foreign Corrupt Practices Act by employees overseas or the OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions;

  •
  unexpected changes in regulatory requirements;

  •
  the difficulties of compliance with a wide variety of foreign laws and regulations;

  •
  unfavorable labor regulations in foreign jurisdictions;

  •
  longer accounts receivable cycles in certain foreign countries; and

  •
  import and export licensing requirements.

Upgrading and integrating our business systems could result in implementation issues and business disruptions.

        We currently are engaged in a project to replace many of our numerous legacy business systems at our different sites globally with an enterprise wide, integrated enterprise resource planning (ERP) system. The process of planning and preparing for such an integrated, wide-scale implementation is extremely complex and we are required to address a number of challenges including data conversion, system cutover and user training. Problems in any of these areas could cause operational problems during implementation including delayed shipments, missed sales, billing and accounting errors and other operational issues. There have been numerous, well-publicized instances of companies experiencing difficulties with the implementation of ERP systems which resulted in negative business consequences.

        In the course of our planning, we have actively considered the risks of implementation and taken measures to manage the risks, including: incorporating specific steps to mitigate potential risks into our project plan; engaging outside consultants who specialize in ERP implementations to provide assistance and advice on minimizing implementation problems; using industry standard methodologies and practices; and instituting monitoring processes into the project and our preparations for implementations in order to avoid unnecessary risks. Despite these steps to manage risk, there is still a possibility that implementation may occur which could materially and adversely effect us.

Negative attention from special interest groups may impair our business.

        The products and services which we provide our customers are essential to the drug discovery and development process, and are almost universally mandated by law. Notwithstanding, certain special interest groups categorically object to the use of animals for valid research purposes. Historically, our core research model activities with rats, mice and other rodents have not been the subject of significant animal rights media attention. However, research activities with animals have been the subject of adverse attention, impacting the industry. This has included occasional on-site demonstrations at facilities operated by us. Any negative attention or threats directed against our animal research activities in the future could impair our ability to operate our business efficiently.

Several of our product and service offerings are dependent on a limited source of supply, which if interrupted could adversely affect our business.

        We depend on a limited international source of supply of large animal models required in our product and service offerings. Disruptions to their continued supply may arise from health problems, export or import restrictions or embargoes, foreign government or economic instability, severe weather conditions, increased competition amongst suppliers for models, disruptions to the air travel system or other normal-course or unanticipated events. Any disruption of supply could harm our business if we cannot remove the disruption or are unable to secure an alternative or secondary supply source on comparable commercial terms.

We may be unable to build out our facilities as anticipated.

        To support our customers' growing demand for drug discovery and development services, including increased strategic focus on outsourcing services and programs, we are engaged in a substantial capacity expansion program, with $227 million spent on capital expenditures in 2007 and another $220-240 million allocated for capital expenditures in 2008. Included in our 2008 capital plan are the following: our new U.S. PCS facility in Nevada, expansions at our Canada, Ohio and Scotland PCS facilities, the construction of a new PCS facility in China, and the construction of our new RMS facility in Maryland. We cannot assure you that any or all of these facilities, or any particular phase of such facilities, will be constructed on the anticipated timetable or on budget. Any material delay in bringing these facilities on-line, or substantial increase in costs to complete these facilities, could materially and adversely affect us. In addition, the costs of these capacity expansion programs may have an adverse impact on our operating margins, particularly within our PCS business.

Any failure by us to comply with applicable regulations and related guidance could harm our reputation and operating results.

        Any failure on our part to comply with applicable regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. This could harm our reputation, our prospects for future work and our operating results. For example, if we were to fail to verify that informed consent is obtained from participants in connection with a particular Phase I clinical trial, the data collected from that trial could be disqualified and we might be required to redo the trial at no further cost to our customer, but at substantial cost to us. Furthermore, the issuance of a notice of observations or a warning from the FDA based on a finding of a material violation by us of good clinical practice, good laboratory practice or good manufacturing practice requirements could materially and adversely affect us.

        In addition, regulations and guidance worldwide concerning the production and use of laboratory animals for research purposes continues to be updated. Notably, there has been a recent updating of guidance in Europe that will be implemented over a period of several years on a country-by-country basis. Similarly, guidance has been and continues to be developed for other areas that impact the biomedical research community including transportation and the use of disinfectants. In the United States, an updating of guidance used by the National Institutes of Health and by certain oversight agencies has been recently funded, and it is expected that over the next 3 years, standards will be updated for the care and use of laboratory animals in all aspects of our US business units. These new guidelines could cause us increased costs attributable to additional facilities, the need to add personnel to address new processes, as well as increased administrative burden, and the upgrading of existing facilities.

The drug discovery and development services industry is highly competitive.

        The drug discovery and development services industry is highly competitive. We often compete for business not only with other drug discovery and development companies, but also with internal discovery and development departments within our larger clients, who may have greater resources than ours. We also compete with universities and teaching hospitals. We compete on a variety of factors, including:

  •
  reputation for on-time quality performance;

  •
  reputation for regulatory compliance;

  •
  expertise and experience in specific areas;

  •
  scope and breadth of service and product offerings;

  •
  broad geographic availability;

  •
  price/value;

  •
  technological expertise and efficient drug development processes;

  •
  quality of facilities;

  •
  financial stability;

  •
  size;

  •
  ability to acquire, process, analyze and report data in an accurate manner; and

  •
  ability to manage Phase I clinical trials both domestically and internationally.

        If we do not compete successfully, our business will suffer. Increased competition might lead to price and other concessions that might adversely affect our operating results. The drug discovery and development services industry has continued to see a trend towards consolidation, particularly among the biotechnology companies, who are targets for each other and for larger pharmaceutical companies. If this trend continues, it is likely to produce more competition among the larger companies and contract research organizations generally, with respect to both clients and acquisition candidates. In addition, while there are substantial barriers to entry for large, global competitors with broad-based services, small, specialized entities considering entering the contract research organization industry will continue to find lower barriers to entry, and private equity firms may determine that there are opportunities in acquiring and rolling up these companies, thus further increasing possible competition. Furthermore, in recent years both Charles River and our competitors, particularly in the preclinical services area, have been investing in capital projects to increase capacity. An ongoing challenge for all participants is balancing capacity growth and market demand. If capacity has been increased too much, pressure to lower prices or to take on lower-margin studies and projects may occur. These competitive pressures may affect the attractiveness of our services and could adversely affect our financial results.

We could be adversely affected by tax law changes in Canada and the United Kingdom.

        We have substantial operations in Canada and the United Kingdom which currently benefit from favorable corporate tax arrangements. We receive substantial tax credits in Canada from both the Canadian federal and Quebec governments and benefits from tax credits and accelerated tax depreciation allowances in the United Kingdom. Any reduction in the availability or amount of these tax credits or allowances would be likely to have a material adverse effect on profits, cash flow and our effective tax rate.

Impairment of goodwill may adversely impact future results of operations.

        We have intangible assets, including goodwill and other identifiable and indefinite-lived acquired intangibles on our balance sheet due to our acquisitions of businesses. As of December 29, 2007, we had recorded goodwill and other intangibles of $1.3 billion on the consolidated balance sheet. The initial identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition involve use of management judgments and estimates. These estimates are based on, among other factors, input from accredited valuation consultants, reviews of projected future income cash flows and statutory regulations. The use of alternative estimates and assumptions might have increased or decreased the estimated fair value of our goodwill and other intangible assets and potentially result in a different impact to our results of operations.

        We perform an annual review of goodwill to determine if an impairment exists. Goodwill is considered impaired if we determine that the carrying value of the reporting unit exceeds its fair value. Assessing the impairment of goodwill involves making assumptions and judgments regarding the fair value of the net assets of our reporting units. Our assessment is derived from cash flow projections and various key assumptions, strategies, opportunities and risks that are incorporated in our internal strategic review process. We also analyze our market capitalization as compared to a discounted cash flow analysis. We performed annual impairment tests in 2007 and concluded the goodwill and other indefinite-lived intangible asset balances were not impaired. The results of that impairment review are as of a point in time and changes in future business strategy or market conditions could significantly impact the assumptions used in calculating the fair value of these assets in subsequent years.

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

        In contracting to work on drug development trials, as a contract research organization we face a range of potential liabilities which may include:

  •
  errors or omissions in reporting of study detail in preclinical or Phase I clinical studies that may lead to inaccurate reports, which may potentially advance studies absent the necessary support or inhibit studies from proceeding to the next level of testing;

  •
  litigation risk, including resulting from our errors or omissions, associated with the possibility that the drugs/compounds of our clients that were included in drug development trials we participated in may cause illness, personal injury or have other negative side effects to clinical study participants or other persons (including death);

  •
  general risks associated with operating a Phase I clinical business, including negative consequences from the administration of drugs to clinical trial participants or the professional malpractice of Phase I medical care providers;

  •
  risks associated with our possible failure to properly care for our customers' property, such as research models and samples, study compounds, records, work in progress, or goods and materials in transit, while in our possession;

  •
  risks that models in our breeding facilities or in facilities that we run may be infected with diseases that may be harmful and even lethal to themselves or humans despite preventive measures contained in our company policies for the quarantine and handling of imported animals; and

  •
  errors and omissions during a trial that may undermine the usefulness of a trial or data from the trial.

        We attempt to mitigate these risks through a variety of methods. Nonetheless, it is impossible to completely eradicate such risks.

        In our RMS business, we mitigate these risks to the best of our abilities through our regimen of animal testing, quarantine, and veterinary staff vigilance, through which we seek to control the exposure of animal related disease or infections.

        In our PCS business, we attempt to reduce these risks by contract provisions entitling us to be indemnified or entitling us to a limitation of liability; insurance maintained by our clients, investigators, and by us; and various regulatory requirements we must follow in connection with our business.

        In both our RMS and PCS businesses, contractual indemnifications generally do not protect us against liability arising from certain of our own actions, such as negligence or misconduct. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim which is not covered by a contractual indemnification provision or in the event that a party who must indemnify us does not fulfill its indemnification obligations or which is beyond the level of our insurance coverage. Furthermore, there can be no assurance that we will be able to maintain such insurance coverage on terms acceptable to us.

If we are unable to attract suitable participants for our Phase I clinical trials, our business might suffer.

        The Phase I clinical research studies we run rely upon the ready accessibility and willing participation of subjects. Participants generally include people from the communities in which the studies are conducted, including our Phase I clinics in Edinburgh, Scotland and Tacoma, Washington, which such communities to date have provided a substantial pool of potential subjects for research studies. Our Phase I clinical research activities could be adversely affected if we were unable to attract suitable and willing participants on a consistent basis.

New technologies may be developed, validated and increasingly used in biomedical research that could reduce demand for some of our products and services.

        For many years, groups within the scientific and research communities have attempted to develop models, methods and systems that would replace or supplement the use of living animals as test subjects in biomedical research. Some companies have developed techniques in these areas, including vaccine development, that may have scientific merit. In addition, technological improvements to existing or new processes, such as imaging technology, could result in a refinement in the number of animal research models necessary to conduct the required research. It is our strategy to participate in some fashion with any non-animal test method as it becomes validated as a research model alternative or adjunct in our markets. However, we may not be successful in commercializing these methods if developed, and sales or profits from these methods may not offset reduced sales or profits from research models. Alternative research methods could decrease the need for research models, and we may not be able to develop new products effectively or in a timely manner to replace any lost sales.

The drug discovery and development industry has a history of patent and other intellectual property litigation, and we might be involved in costly intellectual property lawsuits.

        The drug discovery and development industry has a history of patent and other intellectual property litigation and these lawsuits will likely continue. Accordingly, we face potential patent infringement suits by companies that have patents for similar products and methods used in business or other suits alleging infringement of their intellectual property rights. Legal proceedings relating to intellectual property could be expensive, take significant time and divert management's attention from other business concerns, whether we win or lose. If we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, including treble damages, and we could be required to stop the infringing activity or obtain a license to use technology on unfavorable terms.

We may not be able to successfully develop and market new services.

        We may seek to develop and market new services that complement or expand our existing business or service offerings. If we are unable to develop new services and/or create demand for those newly developed services, our future business, results of operations, financial condition, and cash flows could be adversely affected.

Our debt level could adversely affect our business and growth prospects.

        At December 29, 2007, we had approximately $510.0 million of debt. This debt could have significant adverse effects on our business, including making it more difficult for us to obtain additional financing on favorable terms; requiring us to dedicate a substantial portion of our cash flows from operations to the repayment of debt and the interest on this debt; limiting our ability to capitalize on significant business opportunities; and making us more vulnerable to rising interest rates.

If we are not successful in selecting and integrating the businesses and technologies we acquire, our business may suffer.

        During the past seven years, we have expanded our business through several acquisitions. We plan to continue to acquire businesses and technologies and form alliances. However, businesses and technologies may not be available on terms and conditions we find acceptable. We risk spending time and money investigating and negotiating with potential acquisition or alliance partners, but not completing transactions. Even if completed, acquisitions and alliances involve numerous risks which may include:

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

        Our success depends to a significant extent on the continued services of our senior management and other members of management. James C. Foster, our Chief Executive Officer since 1992 and Chairman since 2000, has held various positions with us for over 30 years. We have no employment agreement with Mr. Foster or other members of our management. If Mr. Foster or other members of management do not continue in their present positions, our business may suffer.

        Because of the specialized scientific nature of our business, we are highly dependent upon attracting and retaining qualified scientific, technical and managerial personnel. While we have an excellent record of employee retention, there is still strong competition for qualified personnel in the veterinary, pharmaceutical and biotechnology fields. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, could harm our business.

Our quarterly operating results may vary, which could negatively affect the market price of our common stock.

        Our results of operations in any quarter may vary from quarter to quarter and are influenced by such factors as:

  •
  the number and scope of ongoing customer engagements,

  •
  the commencement, postponement, progress, completion or cancellation of customer contracts in the quarter,

  •
  changes in the mix of our products and services,

  •
  the extent of cost overruns,

  •
  holiday patterns of our customers,

  •
  budget cycles of our customers,

  •
  the timing and charges associated with completed acquisitions and other events, and

  •
  exchange rate fluctuations.

        We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. Nonetheless, fluctuations in our quarterly operating results could negatively affect the market price of our common stock

Item 1B.    Unresolved Staff Comments

        There are no unresolved comments to be reported in response to Item 1B.

Item 2.    Properties

        We own or lease the land and buildings where we have facilities. We own large facilities (facilities over 50,000 square feet) for our PCS businesses in the United States, Canada, Scotland and Ireland, and lease large facilities in the United States, Canada and, once completed, China. We have recently brought online new U.S. PCS facilities in Massachusetts and Nevada. We own large RMS facilities in the United Kingdom, France, Germany, Japan, Mexico, Canada and the United States. None of our leases are individually material to our business operations and many have an option to renew. We believe that we will be able to successfully renew expiring leases on terms satisfactory to us. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed. For additional information see Note [7] to the Consolidated Financial Statements included elsewhere in this Form 10-K.

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

Supplementary Item. Executive Officers of the Registrant (pursuant to Instruction 3 to Item 401(b) of Regulation S-K).

        Below are the names, ages and principal occupations of each our current executive officers. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

        Thomas F. Ackerman, age 53, joined us in 1988 with over eleven years of combined public accounting and international finance experience. He was named Controller, North America in 1992 and became our Vice President and Chief Financial Officer in 1996. In 1999, he was named a Senior Vice President and in 2005 he was named a Corporate Executive Vice President. He is currently responsible for overseeing our Accounting and Finance Department and several other corporate staff departments. Prior to joining us, Mr. Ackerman was an accountant at Arthur Andersen & Co.

        James C. Foster, age 57, joined us in 1976 as General Counsel. Over the past 30 years, Mr. Foster has held various staff and managerial positions, and was named our President in 1991, Chief Executive Officer in 1992 and our Chairman in 2000.

        Nancy A. Gillett, age 52, joined us in 1999 with the acquisition of Sierra Biomedical. Dr. Gillett has 22 years of experience as an ACVP board certified pathologist and scientific manager. In 1999, she became Senior Vice President and General Manager of our Sierra Biomedical division, and subsequently held a variety of managerial positions, including President and General Manager of Sierra Biomedical and Corporate Vice President and General Manager of Drug Discovery and Development (the predecessor to our Preclinical Services business segment). In 2004, Dr. Gillett was named Corporate Senior Vice President and President, Global Preclinical Services, and in 2006 she became a Corporate Executive Vice President.

        David P. Johst, age 46, joined us in 1991 as Corporate Counsel and was named Vice President, Human Resources in 1995. He became Vice President, Human Resources and Administration in 1996, a Senior Vice President in 1999, and a Corporate Executive Vice President in 2005. He currently serves as the Company's Chief Administrative Officer and is responsible for overseeing our Human Resources department, our Consulting and Staffing Services business unit and several other corporate staff departments. Prior to joining the Company, Mr. Johst was an attorney in the Corporate Department at Hale and Dorr.

        Real H. Renaud, age 61, joined us in 1964 and has over 40 years of research models production and related management experience. In 1986, Mr. Renaud became Vice President of Production, with responsibility for overseeing the Company's North American small animal operations, and was named Vice President, Worldwide Production in 1990. Mr. Renaud became Vice President and General Manager, European and North American Animal Operations in 1996, following a two-year European assignment during which he provided direct oversight to our European operations. In 1999, he became a Senior Vice President and in 2003, Mr. Renaud became Executive Vice President and General Manager, Global Research Models and Services.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on the New York Stock Exchange on June 23, 2000 under the symbol "CRL." The following table sets forth for the periods indicated below the high and low sales prices for our common stock.

2008	High	Low
First quarter (through February 12, 2008)	$69.04	$59.35

2007	High	Low
First quarter	$47.64	$42.71
Second quarter	54.04	45.30
Third quarter	56.64	50.15
Fourth quarter	68.00	55.11

2006	High	Low
First quarter	$51.50	$41.99
Second quarter	49.95	36.30
Third quarter	43.46	33.73
Fourth quarter	45.34	41.00

        There were no equity securities that were not registered under the Securities Act of 1933, as amended, sold by the Company during the fiscal year ended December 29, 2007.

Shareholders

        As of February 12, 2008, there were approximately 508 registered shareholders of the outstanding shares of common stock.

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

Issuer Purchases of Equity Securities

        The following table provides information relating to the Company's purchases of shares of its common stock during the quarter ended December 29, 2007.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate $ Yet to be Purchased
Sep. 30, 2007–Oct. 27, 2007	90,474	$56.91	90,000	$103,315,749
Oct. 28, 2007–Nov. 24, 2007	27,670	$57.95	27,000	$101,751,054
Nov. 25, 2007–Dec. 29, 2007	82,200	$65.09	82,200	$96,400,491

Total	200,344		199,200

        The Board of Directors of the Company has authorized a share repurchase program, originally authorized on July 27, 2005 and subsequently amended on October 26, 2005, May 9, 2006 and August 1, 2007, to acquire up to a total of $400.0 million of common stock. The program does not have a fixed expiration date.

        During the quarter ended December 29, 2007, the Company repurchased 199,200 shares of common stock for approximately $12.0 million. The timing and amount of any future repurchases will depend on market conditions and corporate considerations. Additionally, the Company's Incentive Plans permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, during the quarter ended December 29, 2007, the Company acquired 1,144 shares as a result of such withholdings.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table summarizes, as of December 29, 2007, the number of options issued under the Company's stock option plans and the number of options available for future issuance under these plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plan approved by security holders:
Charles River 2000 Incentive Plan	4,171,763		$41.01	71,061
Charles River 1999 Management Incentive Plan	42,378		$19.66	12,617
Inveresk 2002 Stock Option Plan	196,352		$30.76	—
2007 Incentive Plan	57,310		$52.11	6,201,175
Equity compensation plans not approved by security holders	—		—	—

Total	4,467,803	(1)	$40.50	6,284,853	(2)

(1)
None of the options outstanding under any equity compensation plan of the Company include rights to any dividend equivalents (i.e., a right to receive from the Company a payment commensurate to dividend payments received by holders of common stock or other equity instruments of the Company).

(2)
On March 22, 2007, the Board of Directors determined that, assuming shareholder approval is received for the 2007 incentive Plan, no future awards would be granted under the preexisting equity compensation plans, including the Charles River 1999 Management Incentive Plan and the Charles River 2000 Incentive Plan. Shareholder approval was obtained on May 8, 2007. Previously, on February 28, 2005, the Board of Directors terminated the Inveresk 2002 Stock Option Plan to the extent that no further awards would be granted thereunder.

        The following table provides additional information regarding the aggregate issuances under the Company's existing equity compensation plans as of December 29, 2007:

Category	Number of securities outstanding	Weighted average exercise price	Weighted average term
	(a)	(b)	(c)
Total number of restricted shares outstanding(1)	711,896	$—	—
Total number of options outstanding	4,467,803	$40.50	5.72

(1)
For purposes of this table, only unvested restricted stock as of December 29, 2007 is included. Also for purposes of this table only, the total included 30,300 restricted stock units granted to certain employees of the Company outside of the United States.

Item 6.    Selected Consolidated Financial Data

        The following selected financial data should be read in conjunction with Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in Item 8., "Financial Statements and Supplementary Data" of this report.

	Fiscal Year(1)
	2007	2006	2005	2004	2003
	(dollars in thousands)
Statement of Income Data:
Net sales	$1,230,626	$1,058,385	$993,328	$724,221	$599,495
Cost of products sold and services provided	752,435	651,778	603,624	435,499	368,665
Selling, general and administrative expenses	217,491	180,795	157,999	116,879	88,800
Other operating expenses, net	—	—	—	—	747
Amortization of goodwill and intangibles	33,509	37,639	47,011	13,857	4,865

Operating income	227,191	188,173	184,694	157,986	136,418
Interest income	9,683	6,836	3,695	3,262	1,775
Interest expense	(18,004)	(19,426)	(24,324)	(11,718)	(8,480)
Other, net	(1,448)	981	(177)	937	784

Income before income taxes, minority interests and earnings from equity investments	217,422	176,564	163,888	150,467	130,497
Provision for income taxes	59,400	49,738	16,261	60,159	50,230

Income before minority interests and earnings from equity investments	158,022	126,826	147,627	90,308	80,267
Minority interests	(470)	(1,605)	(1,838)	(1,577)	(1,416)

Income from continuing operations	157,552	125,221	145,789	88,731	78,851
Income (loss) from discontinued businesses, net of tax	(3,146)	(181,004)	(3,790)	1,061	1,300

Net income (loss)	$154,406	$(55,783)	$141,999	$89,792	$80,151

Common Share Data:
Earnings (loss) per common share
Basic
Continuing operations	$2.35	$1.82	$2.09	$1.79	$1.73
Discontinued operations	$(0.05)	$(2.63)	$(0.05)	$0.02	$0.03
Net income (loss)	$2.31	$(0.81)	$2.04	$1.81	$1.76
Diluted
Continuing operations	$2.29	$1.79	$2.02	$1.65	$1.61
Discontinued operations	$(0.05)	$(2.59)	$(0.05)	$0.02	$0.03
Net income (loss)	$2.25	$(0.80)	$1.96	$1.68	$1.64
Other Data:
Depreciation and amortization	$86,379	$82,586	$87,935	$42,063	$29,564
Capital expenditures	227,036	181,747	94,520	44,735	32,704
Balance Sheet Data (at end of period):
Cash and cash equivalents	$225,449	$175,380	$114,821	$207,566	$182,331
Working capital	305,336	241,762	107,910	161,191	256,537
Goodwill, net	1,120,540	1,119,309	1,097,590	1,102,511	105,308
Total assets	2,805,537	2,557,544	2,538,209	2,626,835	799,554
Total debt	510,049	572,054	296,090	686,844	186,002
Total shareholders' equity	1,860,467	1,595,211	1,827,013	1,472,505	464,623

(1)
Our fiscal year consists of 12 months ending on the last Saturday on, or prior to, December 31.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Continuing Operations

        We are a leading global provider of solutions that accelerate the drug discovery and development process, including research models and associated services and outsourced preclinical services. We partner with global pharmaceutical companies, a wide range of biotechnology companies, as well as government agencies, leading hospitals and academic institutions throughout the world in order to bring drugs to market faster and more efficiently. Our broad portfolio of products and services enables our customers to reduce costs, increase speed to market and enhance their productivity and effectiveness in drug discovery and development. We currently operate over 60 facilities in 15 countries worldwide. We have been in business for 60 years. We have built upon our core competency of laboratory animal medicine and science (research model technologies) to develop a diverse and growing portfolio of regulatory compliant preclinical services which address drug discovery and development in the preclinical arena.

        Our sales growth in 2007 was driven by continued spending by major pharmaceuticals, biotechnology companies and academic institutions on our global products and services, which aid in their development of new drugs and products. We expect future drivers for our business as a whole primarily to be our customers' continued growing demand for drug discovery and development services, including their increased strategic focus on outsourcing.

        We expect our on-going capacity expansion program along with our continued focus on our core competencies of laboratory animal medicine and science and regulatory compliant preclinical services to position us to take advantage of these growing opportunities for our business. Through our capacity expansion program we intend to take advantage of the long-term opportunities made available by our customers' demands and focus, particularly within the Preclinical Services (PCS) business. For instance, we opened our new preclinical site in Massachusetts and Scotland expansion in 2007 and our new Nevada preclinical site in early 2008. Additionally, in 2008 we are constructing additional preclinical capacity in Canada, China, Ohio and Scotland. We have commenced construction of our new China facility, which we believe will enable us to be the partner of choice for our global pharmaceutical customers as they establish and expand research and development activities in China. In addition, the opening of our California Research Models and Services (RMS) expansion and the ground breaking of our facility in Maryland, which will support the National Cancer Institute (NCI) contract and commercial production, reflect our commitment to address demand for our RMS products and services. Our capital expenditures of $227.0 million in 2007, and our planned capital expenditures in the range of $220 million to $240 million in 2008, reflect our ongoing commitment to this strategy. In addition to internally generated organic growth, our business strategy includes strategic "bolt-on" acquisitions that complement our business and geographically expand our existing services.

        Total net sales in 2007 were $1.2 billion, an increase of 16.3% over the same period last year. The sales increase was due primarily to increased customer demand, higher pricing and the full year impact of the Northwest Kinetics Phase I clinical business acquired in late 2006. The positive effect of foreign currency translation was 2.9%. Our gross margin increased to 38.9% of net sales, compared to 38.4% of net sales for 2006, due mainly to favorable results in RMS and many PCS locations, partially offset by transition costs for our PCS Massachusetts facilities.

        Operating income for the year was $227.2 million compared to $188.2 million for 2006. The operating margin increased to 18.5% compared to 17.8% for the prior year primarily due to improved margins in our RMS business and lower amortization, partially offset by costs in our PCS segment due to the Massachusetts transition.

        Net income from continuing operations was $157.6 million in 2007 compared to $125.2 million in 2006. Diluted earnings per share from continuing operations for 2007 were $2.29 compared to $1.79 in 2006.

        We report two segments: RMS and PCS, which reflect the manner in which our operating units are managed.

        Our RMS segment, which represented 46.9% of net sales in 2007, includes sales of research models, transgenic services, research animal diagnostics, discovery services, consulting and staffing services, vaccine support and in vitro technology (primarily endotoxin testing). Net sales for this segment increased 12.1% compared to 2006, due to increased research model sales in the United States and Europe, increased transgenic sales and strong in vitro sales, partially offset by lower research model sales in Japan. Favorable foreign currency translation increased the net sales gain by 2.9%. We experienced increases in both the RMS gross margin and operating margin, (to 43.2% from 41.6%, and to 30.7% from 28.7%, respectively), mainly due to price increases along with improved capacity utilization resulting from higher sales volume.

        Our PCS segment, which represented 53.1% of net sales in 2007, includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical, bioanalysis, pharmacokinetics and drug metabolism services as well as Phase I clinical trials. Sales for this segment increased 20.2% over 2006. We experienced favorable market conditions as demand for toxicology services particularly remained strong. Favorable foreign currency increased sales growth by 2.9%. The gross margin for PCS declined to 35.0% from 35.4% in 2006, due primarily to the transition costs of the Massachusetts facilities and the foreign exchange impact of the strengthening Canadian dollar, partially offset by improvement to most PCS locations. The operating margin increased to 15.8% of net sales compared to 15.2% of net sales in 2006 due mainly to lower amortization expense, which was partially offset by transition costs of the Massachusetts facilities. We expect to see increasing levels of customer demand for general and speciality toxicology studies. We continue to focus on meeting the growing demand for our preclinical services and increased outsourcing trends through our expansion program.

Discontinued Operations

        Our former Phase II-IV Clinical Services and our Interventional and Surgical Services (ISS) businesses are reported as discontinued operations. Net loss from discontinued operations for 2007 was $3.1 million. In 2006, net loss of $181.0 million was due mainly to charges related to the write down of goodwill and impaired assets related to the Phase II-IV business along with tax expense of $45.3 million related to the sale of discontinued operations.

Net Income

        Net income (loss) for 2007 was $154.4 million compared to $(55.8) million in 2006.

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

  •
  Goodwill and other intangible assets;

  •
  Revenue recognition;

  •
  Pension plan accounting;

  •
  Stock-based compensation; and

  •
  Income taxes and deferred tax assets.

        Goodwill, Other Intangible Assets    We have intangible assets, including goodwill and other identifiable finite and indefinite-lived acquired intangibles on our balance sheet due to businesses we acquired. The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition require significant management judgments and estimates. These estimates are made based on, among others, input from an accredited valuation consultant, reviews of projected future income cash flows and statutory regulations. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our goodwill and other intangible assets, and potentially result in a different impact to our results of operations.

        We perform an annual review of goodwill to determine if an impairment exists. Goodwill is considered impaired if we determine that the carrying value of the reporting unit exceeds its fair value. Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of the net assets of our reporting units. Our evaluation includes management estimates of cash flow projections based on an internal strategic review. Key assumptions, strategies, opportunities and risks from this strategic review along with a market evaluation are the basis for our assessment. Our market capitalization was also compared to the discounted cash flow analysis. We performed an annual impairment test in 2007 and concluded the goodwill and other indefinite-lived intangible asset balances were not impaired. As of December 29, 2007, we had recorded goodwill and other intangibles of $1.3 billion in the consolidated balance sheet. The results of this year's impairment review are as of a point in time and changes in future business strategy or market conditions could significantly impact the assumptions used in calculating the fair value of these assets in subsequent years.

        Revenue Recognition    We recognize revenue on product and services sales. We record product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Recognition of service revenue is primarily based on the completion of agreed-upon service procedures including rate specified contracts and fixed fee contracts. Revenue of agreed-upon rate contracts is recognized as services are performed, based on rates specified in the contract. Revenue of fixed fee contracts is recognized as services are performed in relation to estimated costs to complete procedures specified by the customers in the form of study protocols. Our fixed fee service contracts, which are utilized mainly in our Preclinical segment, vary in term from a few days to greater than a year, with the majority of such contracts having a term of less than six months. On a monthly basis, management reviews the costs incurred and services provided to date on these contracts in relation to the total estimated effort to complete the contract. As a result of the monthly reviews, revisions in estimated effort to complete the contract are reflected in the period in which the change became known. These judgments and estimates are not expected to result in a change that would materially effect our reported results. In some cases, a portion of the contract fee is paid at the time the study is initiated. These advances are deferred and recognized as revenue as services are performed. Conversely, in some cases, revenue is recorded based on the level of service performed in advance of billing the customer with the offset to unbilled receivable. As of

December 29, 2007, we had recorded unbilled revenue of $52.0 million and deferred revenue of $102.0 million in our consolidated balance sheet based on the difference between the estimated level of services performed and the billing arrangements defined by our service contracts.

        Pension Plan Accounting    As of December 29, 2007, we had a pension liability of $36.6 million. The actuarial computations require the use of assumptions to estimate the total benefits ultimately payable to employees and allocate this cost to the service periods. The key assumptions include the discount rate, the expected return on plan assets and expected future rate of salary increases. In addition, our actuaries determine the expense or liability of the plan using other assumptions for future experiences such as withdrawal and mortality rate. The key assumptions used to calculate pension costs are determined and reviewed annually by management after consulting with outside investment advisors and actuaries. The assumed discount rate, which is intended to be the actual rate at which benefits could effectively be settled, is adjusted based on the change in the long-term bond yield as of the measurement date. As of December 29, 2007 the weighted-average discount rate for our pension plans was 5.14%.

        The assumed expected return on plan assets is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants. This includes considering the assets allocation and expected returns likely to be earned over the life of the plan. If the actual return is different from the assumed expected return in plan assets, the difference would be amortized over a period of approximately 15 to 20 years. The estimated effect of a 1.0% change in the expected rate of return would increase or decrease pension expense by $1.9 million annually.

        Stock-based Compensation    Effective January 1, 2006, we adopted, on a modified prospective basis, the provisions of SFAS No. 123(R), and related guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and restricted stock awards based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the estimated fair value of the award and is recognized as expense on a straight-line basis over the requisite service period which is generally the vesting period. During the year ended December 29, 2007, we recognized $26.0 million of stock compensation expense associated with stock options, restricted stock and performance based stock awards.

        We estimate the fair value of stock options using the Black-Scholes option-pricing model and the fair value of our restricted stock awards and restricted stock units based on the quoted market price of our common stock. We recognize the associated compensation expense on a straight-line basis over the vesting periods of the awards, net of estimated forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeitures and are updated on vesting date to reflect actual forfeitures.

        Estimating the fair value for stock options requires judgment, including estimating stock-price volatility, expected term, expected dividends and risk-free interest rates. The expected volatility rates are estimated based on historical volatilities of our common stock over a period of time that approximates the expected term of the options. The expected term represents the average time that options are expected to be outstanding and is estimated based on the historical exercise and post-vesting cancellation patterns of our stock options. Expected dividends are estimated based on our dividend history as well as our current projections. The risk free interest rate is based on the market yield of U.S. Treasury securities for periods approximating the expected terms of the options in effect at the time of grant. These assumptions are updated on at least an annual basis or when there is a significant change in circumstances that could affect these assumptions.

        The fair value of option based stock awards granted during 2007 was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

December 29, 2007
Expected life (in years)	5.0
Expected volatility	30.0%
Risk-free interest rate	4.6%
Expected dividend yield	0.0%
Weighted-average option grant date fair value	$16.49

        Income Taxes    As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax expense and assessing temporary and permanent differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. In certain cases, we must assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could impact our financial position or results of operations.

        As of December 29, 2007, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $349.1 million. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. taxes and withholding taxes payable to the various foreign countries. It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

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

        Effective December 31, 2006, we adopted the provisions of FIN 48 "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109," which clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on the derecognition of previously recognized income tax items, measurement, classification, interest and penalties, accounting in interim periods and financial statement disclosure. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in our financial statements from such positions are measured on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

        Due to our size and the number of tax jurisdictions within which we conduct our global business operations, we are subject to income tax audits on a regular basis. As a result, we have tax reserves which are attributable to potential tax obligations around the world. We believe we have sufficiently provided for all audit exposures and assessments. Settlements of these audits or the expiration of the statute of limitations on the assessment of income taxes for any tax year may result in an increase or reduction of future tax positions.

Segment Operations

        The following tables show the net sales and the percentage contribution of each of our reportable segments for the past three years. They also show cost of products sold and services provided, selling, general and administrative expenses, amortization of goodwill and intangibles and operating income by segment and as percentages of their respective segment net sales.

	Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
	(dollars in millions)
Net sales:
Research models and services	$577.2	$515.0	$503.2
Preclinical services	653.4	543.4	490.2
Cost of products sold and services provided:
Research models and services	$327.9	$300.9	$287.6
Preclinical services	424.6	350.9	316.0
Selling, general and administrative expenses:
Research models and services	$70.3	$65.9	$55.5
Preclinical services	93.7	73.0	59.5
Unallocated corporate overhead	53.5	41.9	43.0
Amortization of other intangibles:
Research models and services	$1.9	$0.5	$0.3
Preclinical services	31.6	37.2	46.7
Operating income:
Research models and services	$177.2	$147.8	$159.8
Preclinical services	103.5	82.3	67.9
Unallocated corporate overhead	(53.5)	(41.9)	(43.0)

	Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net sales:
Research models and services	46.9%	48.7%	50.6%
Preclinical services	53.1%	51.3%	49.4%
Cost of products sold and services provided:
Research models and services	56.8%	58.4%	57.2%
Preclinical services	65.0%	64.6%	64.5%
Selling, general and administrative expenses:
Research models and services	12.2%	12.8%	11.0%
Preclinical services	14.3%	13.4%	12.1%
Unallocated corporate overhead	—	—	—
Amortization of other intangibles:
Research models and services	0.3%	0.1%	0.1
Preclinical services	4.8%	6.8%	9.5%
Operating income:
Research models and services	30.7%	28.7%	31.8%
Preclinical services	15.8%	15.2%	13.9%
Unallocated corporate overhead	(4.3)%	(4.0)%	(4.3)%

        In our consolidated statements of income, we provide a breakdown of net sales and cost of sales between net products and services. Such information is reported irrespective of the business segment from which the sales were generated.

Results of Operations

        The following table summarizes historical results of operations as a percentage of net sales for the periods shown:

	Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net sales	100.0%	100.0%	100.0%
Cost of products sold and services provided	61.1%	61.6%	60.8%
Selling, general and administrative expenses	17.7%	17.0%	15.9%
Amortization of other intangibles	2.7%	3.6%	4.7%
Operating income	18.5%	17.8%	18.6%
Interest income	0.8%	0.6%	0.4%
Interest expense	1.5%	1.8%	2.4%
Provision for income taxes	4.8%	4.7%	1.6%
Minority interests	—%	0.2%	0.2%
Income from continuing operations	12.8%	11.8%	14.7%

Fiscal 2007 Compared to Fiscal 2006

        Net Sales.    Net sales in 2007 were $1,230.6 million, an increase of $172.2 million, or 16.3%, from $1,058.4 million in 2006.

        Research Models and Services.    In 2007, net sales from our RMS segment were $577.2 million, an increase of $62.2 million, or 12.1%, from $515.0 million in 2006. Favorable foreign currency translation increased our net sales gain by 2.9%. RMS sales increased due to pricing and unit volume increases in both models and services. The RMS sales growth was driven by increases in basic research and biotechnology spending, which drove greater demand for our products and services, partially offset by lower sales growth in research models in Japan.

        Preclinical Services.    In 2007, net sales from our Preclinical Services segment were $653.4 million, an increase of $110.0 million, or 20.2%, compared to $543.4 million in 2006. The increase was primarily due to the increased customer demand for toxicology and other specialty preclinical services, reflecting increased customer outsourcing along with the full year impact of the acquisition of Northwest Kinetics. Favorable foreign currency increased sales growth by 2.9%.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided in 2007 was $752.4 million, an increase of $100.7 million, or 15.4%, from $651.8 million in 2006. Cost of products sold and services provided in 2007 was 61.1% of net sales, compared to 61.6% in 2006.

        Research Models and Services.    Cost of products sold and services provided for RMS in 2007 was $327.9 million, an increase of $27.0 million, or 9.0%, compared to $300.9 million in 2006. Cost of products sold and services provided in 2007 decreased to 56.8% of net sales compared to 58.4% of net sales in 2006. The favorable cost of products sold and services provided as a percentage of sales was due to greater facility utilization as a result of increased sales.

        Preclinical Services.    Cost of services provided for the Preclinical Services segment in 2007 was $424.6 million, an increase of $73.6 million, or 21.0%, compared to $350.9 million in 2006. Cost of services provided as a percentage of net sales was 65.0% in 2007, compared to 64.6% in 2006. The increase in cost of services provided as a percentage of net sales was primarily due to the impact of increased costs related to the transition to our new Massachusetts facility and the foreign exchange impact of the strengthening Canadian dollar, partially offset by improved performance at certain PCS locations.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses in 2007 were $217.5 million, an increase of $36.7 million, or 20.3%, from $180.8 million in 2006. Selling, general and administrative expenses in 2007 were 17.7% of net sales compared to 17.1% of net sales in 2006. The increase as a percentage of sales was due primarily to increases in unallocated corporate overhead and charges related to the accelerated exit of our Worcester facility.

        Research Models and Services.    Selling, general and administrative expenses for RMS in 2007 were $70.3 million, an increase of $4.4 million, or 6.8%, compared to $65.9 million in 2006. Selling, general and administrative expenses decreased as a percentage of sales to 12.2% in 2007 from 12.8% in 2006 due mainly to greater economies of scale.

        Preclinical Services.    Selling, general and administrative expenses for the Preclinical Services segment in 2007 were $93.7 million, an increase of $20.7 million, or 28.3%, compared to $73.0 million in 2006. Selling, general and administrative expenses in 2007 increased to 14.3% of net sales, compared to 13.4% of net sales in 2006 due to charges related to the accelerated exit of our Worcester facility.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various corporate expenses including those associated with stock based compensation, pension and departments such as senior executives, corporate accounting, legal, tax, treasury, global informational technology, human resources and investor relations, was $53.5 million in 2007, compared to $41.9 million in 2006. The increase in unallocated corporate overhead in 2007 was due to increased equity based compensation, higher information technology costs and higher bonus accruals.

        Amortization of Other Intangibles.    Amortization of other intangibles in 2007 was $33.5 million, a decrease of $4.1 million, from $37.6 million in 2006. The decreased amortization was primarily due to reduced amortization related to the acquisition of Inveresk.

        Research Models and Services.    In 2007, amortization of other intangibles for our RMS segment was $1.9 million, an increase of $1.4 million from $0.5 million in 2006. The increased amortization was primarily due to the acquisition of the remaining 15% of the equity of Charles River Laboratories Japan, Inc., from the minority interest partner in the first quarter of 2007.

        Preclinical Services.    In 2007, amortization of other intangibles for our Preclinical Services segment was $31.6 million, a decrease of $5.6 million from $37.2 million in 2006. The decrease in amortization of other intangibles was primarily due to reduced amortization related to the Inveresk acquisition.

        Operating Income.    Operating income in 2007 was $227.2 million, an increase of $39.0 million, or 20.7%, from $188.2 million in 2006. Operating income in 2007 was 18.5% of net sales, compared to 17.8% of net sales in 2006. The increase as a percentage of sales was due primarily to increased operating income margins in RMS along with lower amortization costs.

        Research Models and Services.    In 2007, operating income for our RMS segment was $177.2 million, an increase of $29.4 million, or 19.9%, from $147.8 million in 2006. Operating income as a percentage of net sales in 2007 was 30.7%, compared to 28.7% in 2006. The increase in operating income as a percentage of sales was primarily due to improved capacity utilization resulting from the higher sales volume.

        Preclinical Services.    In 2007, operating income for our Preclinical Services segment was $103.5 million, an increase of $21.2 million, or 25.8%, from $82.3 million in 2006. Operating income as a percentage of net sales increased to 15.8%, compared to 15.2% of net sales in 2006. The increase in operating income as a percentage of net sales was primarily due to higher sales which resulted in improved operating efficiency and lower amortization costs, partially offset by the start-up and transition costs for our PCS Massachusetts facilities and the foreign exchange impact of the strengthening Canadian dollar.

        Interest Income.    Interest income in 2007 was $9.7 million, compared to $6.8 million in 2006. The $2.9 million increase was primarily due to increased funds invested.

        Interest Expense.    Interest expense in 2007 was $18.0 million, compared to $19.4 million in 2006. The $1.4 million decrease was primarily due to debt repayment.

        Income Taxes.    Income tax expense for 2007 was $59.4 million, an increase of $9.7 million compared to $49.7 million in 2006 due mainly to higher income before income tax.

        Income from Continuing Operations.    Income from continuing operations in 2007 was $157.6 million, an increase of $32.3 million from $125.2 million in 2006.

        Loss from Discontinued Operations.    The loss from discontinued operations in 2007 was $3.1 million. The loss from discontinued operations for 2006 was $181.0 million which included a goodwill impairment of $129.2 million, the tax expense of $37.8 million related to the sale of the Phase II-IV Clinical business, as well as results from our ISS business.

        Net Income (Loss).    Net income in 2007 was $154.4 million compared to a net loss of $(55.8) million in 2006.

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

        Preclinical Services.    Cost of services provided for the Preclinical Services segment in 2006 was $350.9 million, an increase of $34.9 million, or 11.0%, compared to $316.0 million in 2005. Cost of services provided as a percentage of net sales was 64.6% in 2006, compared to 64.5% in 2005. The increase in cost of services provided as a percentage of net sales was primarily due to stock compensation expense partially offset by improved capacity utilization resulting from the increased sales of services.

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

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various corporate expenses including those associated with stock based compensation, pension, and departments such as senior executives, corporate accounting, legal, tax, treasury, human resources and investor relations, was $41.9 million in 2006, compared to $43.0 million in 2005. The decrease in unallocated corporate overhead in 2006 was due to reduced restricted stock compensation expense.

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

        Interest Income.    Interest income in 2006 was $6.8 million, compared to $3.7 million in 2005. The $3.1 million increase was primarily due to increased funds invested.

        Interest Expense.    Interest expense in 2006 was $19.4 million, compared to $24.3 million in 2005. The $4.9 million decrease was primarily due to debt repayment.

        Income Taxes.    Income tax expense for 2006 was $49.7 million an increase of $33.4 million compared to $16.3 million in 2005. The increase was primarily attributable to the one time 2005 net benefit of $28.3 million or 17.3%, from the effects of a distribution under the AJCA of $24.1 million and the 2005 change of the Company's assertion with respect to the remaining Inveresk pre-acquisition earnings of $29.2 million, offset by the 2005 tax charge related to the Company's restructuring of its UK operations as a part of the plan of distribution of $23.1 million and a charge of $1.9 million related to the write off of deferred tax assets.

        Income from Continuing Operations.    Income from continuing operations in 2006 was $125.2 million, a decrease of $20.6 million from $145.8 million in 2005.

        Loss from Discontinued Operations.    The loss from discontinued operations was $181.0 million due mainly to the goodwill impairment in the first quarter.

        Net Income (Loss).    Net income (loss) in 2006 was $(55.8) million compared to $142.0 in 2005.

Liquidity and Capital Resources

        The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our condensed consolidated statements of cash flows.

        Our principal sources of liquidity have been our cash flow from operations, the convertible debt offering, our marketable securities and our revolving line of credit arrangements.

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

        On July 31, 2006, we amended and restated our $660.0 million credit agreement to reduce the current interest rate, modify certain restrictive covenants and extend the term. The amount of debt outstanding under the original $660.0 million credit agreement remained the same at the time of amendment. The now $428.0 million credit agreement provides for a $156.0 million U.S. term loan facility, a $200.0 million U.S. revolving facility, a C$57.8 million term loan facility and a C$12.0 million revolving facility for a Canadian subsidiary, and a GBP 6.0 million revolving facility for a U.K. subsidiary. The $156.0 million term loan facility matures in 20 quarterly installments with the last installment due June 30, 2011. As of December 29, 2007, we had $109.2 million outstanding on the U.S. term loan. The $200.0 million U.S. revolving facility matures on July 31, 2011 and requires no scheduled payment before that date. Under specified circumstances, the $200.0 million U.S. revolving facility may be increased by $100.0 million. The Canadian term loan was repaid during 2007. The Canadian and U.K. revolving facilities mature on July 31, 2011 and require no scheduled prepayment before that date. The interest rate applicable to the Canadian term loan and the Canadian and U.K. revolving loans under the credit agreement is the adjusted LIBOR rate in its relevant currency plus an interest rate margin based upon our leverage ratio. The interest rates applicable to term loans and revolving loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio. Based on our leverage ratio, the margin range for LIBOR based loans is 0.625% to 0.875%. The interest rate margin was 0.75% as of December 29, 2007. We have pledged the stock of certain subsidiaries as well as certain U.S. assets as security for the $428.0 million credit agreement. The $428.0 million credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. We had $5.5 million and $5.4 million outstanding under letters of credit as of December 29, 2007 and December 30, 2006, respectively. During 2007, we did not borrow under our revolving credit facilities. As of December 29, 2007, there were no outstanding balances on the revolving facilities.

        On July 27, 2005, we entered into a $50 million credit agreement ($50 million credit agreement), which was subsequently amended on December 20, 2005 and again on July 31, 2006 to reflect substantially the same modifications made to the covenants in the $660 million and $428 million credit agreements, respectively. On June 15, 2007, we executed a third amendment to the $50 million credit agreement to extend the maturity date and reduce the interest rate. The $50 million credit agreement provides for a $50 million term loan facility which matures on June 22, 2010. Prior to the amendment, the interest rate applicable to term loans under the credit agreement was, at our option, equal to either the base rate (which was the higher of the prime rate or the federal funds rate plus 0.50%) or the LIBOR rate plus 0.75%. From June 15, 2007 through June 21, 2008, the interest rates applicable to term loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) minus 2.25% or the LIBOR rate plus 0.50%. Commencing June 22, 2008 through June 22, 2010, the applicable interest rates are equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based on our leverage ratio. The $50 million credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. As of December 29, 2007, the entire balance of the $50 million credit agreement was outstanding.

        Our Board of Directors has authorized a share repurchase program, originally authorized on July 27, 2005 and subsequently amended on October 26, 2005, May 9, 2006 and August 1, 2007, to acquire up to a total of $400.0 million of common stock. The program does not have a fixed expiration date. In order to facilitate these share repurchases, the Company has entered into Rule 10b5-1 Purchase Plans. As of December 29, 2007, approximately $96.4 million remained authorized for share repurchases.

        We had marketable securities of $63.4 million and $111.4 million as of December 29, 2007 and December 30, 2006, respectively. The decline was primarily due to funding our capital expansion program. As of December 29, 2007, we had $38.2 million invested in auction rate securities rated AAA by a major credit rating agency. Our auction rate securities are guaranteed by U.S. federal agencies or commercial insurance carriers.

        As of February 13, 2008 we had $21.2 million of our investment portfolio invested in AAA rated and government guaranteed auction rate securities. The current overall credit concerns in capital markets may impact our ability to liquidate these securities. These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 35 days. If the auctions for the securities we own fail, the investments may not be readily convertible to cash until a future auction of these investments is successful. During the first quarter of 2008, auctions for $14.2 million of our investments in auction rate securities failed. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

        Cash and cash equivalents totaled $225.4 million at December 29, 2007, compared to $175.4 million at December 30, 2006.

        Net cash provided by operating activities in 2007 and 2006 was $288.4 million and $176.0 million, respectively. The increase in cash provided by operations was primarily due to increased income from continuing operations as well as changes in accounts receivable and deferred income. Our days sales outstanding decreased to 35 days as of December 29, 2007, from 39 days as of December 30, 2006 due mainly to increased deferred revenue. Our days sales outstanding includes deferred revenue as an offset to accounts receivable in the calculation.

        Net cash used in investing activities in 2007 and 2006 was $200.8 million and $297.4 million, respectively. Our capital expenditures in 2007 were $227.0 million of which $51.0 million was related to RMS and $176.0 million to Preclinical Services. For 2008, we project capital expenditures to be in the range of $220—$240 million. We anticipate that future capital expenditures will be funded by operating activities and existing credit facilities.

        Net cash used in financing activities in 2007 was $46.4 million and cash provided by financing activities in 2006 was $5.6 million. During 2007, we purchased $41.6 million of treasury stock and repaid $64.5 million of debt, partially offset by proceeds from exercises of employee stock options of $54.0 million. During 2006, we received proceeds of $440.3 million of long-term debt, partially offset by our purchase of $250.0 million of treasury stock and our repayment of debt of $170.8 million.

        Minimum future payments of our contractual obligations at December 29, 2007 are as follows:

Contractual Obligations	Total	Less than 1 Year	1—3 Years	3—5 Years	After 5 Years
Debt	$510.0	$25.1	$111.5	$23.4	$350.0
Interest payments	71.6	17.0	30.0	24.6	—
Operating leases	83.4	24.9	27.7	10.7	20.1
Pension	77.2	6.1	11.0	13.5	46.6
Construction commitments	99.5	99.5	—	—	—

Total contractual cash obligations	$841.7	$172.6	$180.2	$72.2	$416.7

        The above table does not reflect unrecognized tax benefits of $22.1 million the timing of which is uncertain. Refer to Note 7 to the Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

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

        We adopted the recognition and disclosure requirements of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158") as of December 30, 2006. SFAS 158 includes two phases of implementation. The second phase of SFAS 158 requires that the valuation date of plan accounts be as of the end of the fiscal year, with that change required to be implemented by fiscal years ending after December 15, 2008. We have changed the valuation date relating to foreign plans which did not have a material impact on our consolidated financial statements.

        The FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 establishes a single authoritative definition of fair value, sets a framework for measuring fair value and expands on required disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. In February 2008, the FASB issued a Staff Position that will (1) partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) remove certain leasing transactions from the scope of SFAS 157. The provisions of SFAS 157 are not expected to have a material impact on the our consolidated financial statements.

        The FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS 159 are not expected to have a material impact on our consolidated financial statements.

        The FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)") and No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 141(R) and SFAS 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. In addition, SFAS 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after its effective date. SFAS 141(R) applies prospectively to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. An entity may not apply SFAS 141(R) before that date. We are evaluating the impact of adopting the provisions of SFAS 141(R) and SFAS 160 on our financial position and results of operations.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

        Certain of our financial instruments are subject to market risks, including interest rate risk and foreign currency exchange rates. We generally do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk

        The fair value of our marketable securities is subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 100 basis points from levels at December 29, 2007, then the fair value of the portfolio would decline by approximately $0.4 million.

        We have entered into two credit agreements, the $428 million credit agreement (prior to July 31, 2006, the $660 million credit agreement) and the $50 million credit agreement. Our primary interest rate exposure results from changes in LIBOR or the base rates which are used to determine the applicable interest rates under our term loans in the $428 million credit agreement and in the $50 million agreement and our revolving credit facilities. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $3.8 million on a pre-tax basis. The book value of our debt approximates fair value.

        We issued $350 million of the 2013 Notes in a private placement in the second quarter of 2006. The convertible senior debenture notes bear an interest rate of 2.25%. The fair market value of the outstanding notes was $514.5 million on December 29, 2007.

Foreign Currency Exchange Rate Risk

        We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our earnings and cash flows. This risk is mitigated by the fact that various foreign operations are principally conducted in their respective local currencies. However, a portion of our foreign operations' revenue is denominated in U.S. dollars, with the costs accounted for in their local currencies. We attempt to minimize this exposure by using certain financial instruments, for purposes other than trading, in accordance with our overall risk management and our hedge policy. In accordance with our hedge policy, we designate certain transactions as hedges as set forth in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

        During 2007, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on customer transactions and certain balance sheet items. No foreign exchange contracts were outstanding on December 29, 2007.

Item 8.    Financial Statements and Supplementary Data

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

        The Company's management assessed the effectiveness of the company's internal control over financial reporting as of December 29, 2007. In making this assessment, the company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

        Based on this assessment, management concluded that, as of December 29, 2007, the Company's internal control over financial reporting was effective based on those criteria.

        Our internal control over financial reporting as of December 29, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated within their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Charles River Laboratories International, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Charles River Laboratories International, Inc. and its subsidiaries at December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for share-based payments on January 1, 2006. Also as discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other post retirement obligations as of December 30, 2006. In addition, as discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions as of January 1, 2007.

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
February 20, 2008

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net sales related to products	$415,247	$374,832	$364,303
Net sales related to services	815,379	683,553	629,025

Net sales	1,230,626	1,058,385	993,328
Costs and expenses
Cost of products sold	225,088	211,008	199,517
Cost of services provided	527,347	440,770	404,107
Selling, general and administrative	217,491	180,795	157,999
Amortization of other intangibles	33,509	37,639	47,011

Operating income	227,191	188,173	184,694
Other income (expense)
Interest income	9,683	6,836	3,695
Interest expense	(18,004)	(19,426)	(24,324)
Other, net	(1,448)	981	(177)

Income before income taxes and minority interests	217,422	176,564	163,888
Provision for income taxes	59,400	49,738	16,261

Income before minority interests	158,022	126,826	147,627
Minority interests	(470)	(1,605)	(1,838)

Income from continuing operations	157,552	125,221	145,789
Loss from discontinued operations, net of tax	(3,146)	(181,004)	(3,790)

Net income (loss)	$154,406	$(55,783)	$141,999

Earnings (loss) per common share
Basic:
Continuing operations	$2.35	$1.82	$2.09
Discontinued operations	$(0.05)	$(2.63)	$(0.05)
Net income (loss)	$2.31	$(0.81)	$2.04
Diluted:
Continuing operations	$2.29	$1.79	$2.02
Discontinued operations	$(0.05)	$(2.59)	$(0.05)
Net income (loss)	$2.25	$(0.80)	$1.96

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 29, 2007	December 30, 2006
Assets
Current assets
Cash and cash equivalents	$225,449	$175,380
Trade receivables, net	213,908	202,658
Inventories	88,023	72,362
Other current assets	79,477	44,363
Current assets of discontinued operations	1,007	6,330

Total current assets	607,864	501,093
Property, plant and equipment, net	748,793	534,745
Goodwill, net	1,120,540	1,119,309
Other intangibles, net	148,905	160,204
Deferred tax asset	89,255	107,498
Other assets	85,993	133,944
Long term assets of discontinued operations	4,187	751

Total assets	$2,805,537	$2,557,544

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$25,051	$24,970
Accounts payable	36,715	28,223
Accrued compensation	53,359	41,651
Deferred revenue	102,021	93,197
Accrued liabilities	61,366	41,991
Other current liabilities	23,268	25,632
Current liabilities of discontinued operations	748	3,667

Total current liabilities	302,528	259,331
Long-term debt	484,998	547,084
Other long-term liabilities	154,044	146,695

Total liabilities	941,570	953,110
Commitments and contingencies
Minority interests	3,500	9,223
Shareholders' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 75,427,649 issued and 68,135,324 shares outstanding at December 29, 2007 and 73,416,303 issued and 66,919,634 shares outstanding at December 30, 2006	754	734
Capital in excess of par value	1,906,997	1,818,138
Retained earnings	177,529	23,123
Treasury stock, at cost, 7,292,325 shares and 6,496,669 shares at December 29, 2007 and December 30, 2006, respectively	(310,372)	(267,955)
Accumulated other comprehensive income	85,559	21,171

Total shareholders' equity	1,860,467	1,595,211

Total liabilities and shareholders' equity	$2,805,537	$2,557,544

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Cash flows relating to operating activities
Net income (loss)	$154,406	$(55,783)	$141,999
Less: Loss from discontinued operations	(3,146)	(181,004)	(3,790)

Income from continuing operations	157,552	125,221	145,789
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	86,379	82,586	87,935
Impairment charge	3,088	2,774	—
Amortization of debt issuance costs and discounts	2,522	2,499	2,135
Amortization of premiums on marketable securities	15	45	47
Provision for doubtful accounts	494	4	16
Minority interests	470	1,605	1,838
Deferred income taxes	(9,786)	4,035	(39,230)
(Gain) loss on disposal of property, plant, and equipment	(1,672)	1,242	236
Non-cash compensation	26,017	21,090	16,974
Loss (gain) on trading securities	4,139	(6,510)	—
Tax benefit from exercise of stock options	—	—	8,767
Changes in assets and liabilities:
Trade receivables	(492)	(18,961)	(14,315)
Inventories	(12,988)	(6,475)	(5,918)
Other current assets	(7,361)	(8,024)	3,455
Other assets	(1,696)	(11,115)	(241)
Accounts payable	2,076	(2,586)	2,248
Accrued compensation	9,445	(414)	(2,798)
Deferred revenue	8,736	(2,967)	6,159
Accrued liabilities	3,442	(8,493)	(5,158)
Other current liabilities	9,302	(15,141)	20,525
Other long-term liabilities	8,743	15,558	(11,680)

Net cash provided by operating activities	288,425	175,973	216,784

Cash flows relating to investing activities
Acquisition of businesses, net of cash acquired	(11,584)	(30,862)	(3,400)
Capital expenditures	(227,036)	(181,747)	(94,520)
Purchases of marketable securities	(299,408)	(207,900)	(15,580)
Proceeds from sales of property, plant and equipment	2,668	130	132
Proceeds from sale of marketable securities	334,546	122,981	405

Net cash used in investing activities	(200,814)	(297,398)	(112,963)

Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	—	440,300	133,700
Payments on long-term debt, capital lease obligation and revolving credit agreement	(64,545)	(170,842)	(337,305)
Purchase of call option	—	(98,110)	—
Proceeds from exercises of warrants	14	79	1,136
Proceeds from issuance of warrants	—	65,423	—
Proceeds from exercises of employee stock options	53,963	22,821	25,987
Excess tax benefit from exercises of employee stock options	7,150	6,540	—
Dividends paid to minority interests	(1,357)	(1,916)	(1,400)
Purchase of treasury stock	(41,617)	(249,958)	(17,997)
Payment of deferred financing costs	(35)	(8,769)	639

Net cash (used in) provided by financing activities	(46,427)	5,568	(195,240)

Discontinued operations
Net cash (used in) provided by operating activities	(4,177)	(11,603)	17,764
Net cash provided by (used in) investing activities	30	189,406	(1,030)
Net cash used in financing activities	—	(182)	(182)

Net cash (used in) provided by discontinued operations	(4,147)	177,621	16,552

Effect of exchange rate changes on cash and cash equivalents	13,032	(1,205)	(17,878)

Net change in cash and cash equivalents	50,069	60,559	(92,745)
Cash and cash equivalents, beginning of period	175,380	114,821	207,566

Cash and cash equivalents, end of period	$225,449	$175,380	$114,821

Supplemental cash flow information
Cash paid for interest	$20,110	$22,992	$21,776
Cash paid for taxes	$38,448	$93,109	$10,074
Supplemental non-cash investing activities information
Conversion of senior convertible debenture to common stock	$—	$—	$198,020
Capitalized interest	$4,716	$4,107	$810

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands)

	Total	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Treasury Stock	Unearned Compensation
Balance at December 25, 2004	$1,472,505	$(63,093)	$27,693	$658	$1,518,854	$—	$(11,607)
Components of comprehensive income, net of tax:
Net income	141,999	141,999
Foreign currency translation adjustment	(19,444)	—	(19,444)	—	—	—	—
Minimum pension liability adjustment	331	—	331	—	—	—	—
Unrealized loss on marketable securities	(40)	—	(40)	—	—	—	—
Unrealized gain on hedging activities	—	—	—	—	—	—	—

Total comprehensive income	122,846	—	—	—	—	—	—

Exercise of stock options	25,987	—	—	11	25,976	—	—
Acceleration of stock options	1,556	—	—	—	1,556	—	—
Tax benefit from exercise of stock options	7,597	—	—	—	7,597	—	—
Exercise of warrants	1,136	—	—	2	1,134	—	—
Issuance of restricted stock to employees	—	—	—	5	24,591	—	(24,596)
Amortization of unearned compensation	15,363	—	—	—	(55)	—	15,418
Purchase of treasury shares	(17,997)	—	—	—	—	(17,997)	—
Conversion of convertible debentures	198,020	—	—	48	197,972	—	—

Balance at December 31, 2005	$1,827,013	$78,906	$8,540	$724	$1,777,625	$(17,997)	$(20,785)
Components of comprehensive income, net of tax:
Net (loss)	(55,783)	(55,783)	—	—	—	—	—
Foreign currency translation adjustment	12,335	—	12,335	—	—	—	—
Minimum pension liability adjustment	(195)	—	(195)	—	—	—	—
Unrealized gain on marketable securities	11	—	11	—	—	—	—

Total comprehensive income	(43,632)	—	—	—	—	—	—

Adjustment to initially apply SFAS No. 158, net of tax	480	—	480	—	—	—	—
Tax benefit associated with stock issued under employee compensation plans	5,714	—	—	—	5,714	—	—
Exercise of warrants	79	—	—	—	79	—	—
Issuance of stock under employee compensation plans	22,821	—	—	10	22,811	—	—
Acquisition of treasury shares	(249,958)	—	—	—		(249,958)	—
Stock-based compensation	21,866	—	—	—	21,866	—	—
Purchase of hedge on convertible debt	(98,110)	—	—	—	(98,110)	—	—
Issuance of warrants	65,423	—	—	—	65,423	—	—
Deferred tax assets	43,515	—	—	—	43,515	—	—
Reversal of unearned compensation upon adoption of SFAS No. 123(R)		—	—	—	(20,785)	—	20,785

Balance at December 30, 2006	$1,595,211	$23,123	$21,171	$734	$1,818,138	$(267,955)	$—
Components of comprehensive income, net of tax:
Net income	154,406	154,406	—	—	—	—	—
Foreign currency translation adjustment	57,872	—	57,872	—	—	—	—
Amortization of unrecognized pension, net gain/loss and prior service costs	6,564		6,564
Unrealized loss on marketable securities	(48)	—	(48)	—	—	—	—

Total comprehensive income	218,794	—	—	—	—	—	—

Tax benefit associated with stock issued under employee compensation plans	8,727	—	—	—	8,727	—	—
Exercise of warrants	14	—	—	—	14	—	—
Issuance of stock under employee compensation plans	54,121	—	—	20	54,101	—	—
Acquisition of treasury shares	(42,417)	—	—	—	—	(42,417)	—
Stock-based compensation	26,017			—	26,017	—	—

Balance at December 29, 2007	$1,860,467	$177,529	$85,559	$754	$1,906,997	$(310,372)	$—

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies

  Description of Business

        Charles River Laboratories International, Inc. (together with its subsidiaries, the Company) is a leading global provider of solutions that accelerate the drug discovery and development process including research models and associated services, and outsourced preclinical services. The Company's fiscal year is the twelve-month period ending the last Saturday in December.

  Principles of Consolidation

        The consolidated financial statements include all majority-owned subsidiaries. Intercompany accounts, transactions and profits are eliminated. Results for two majority-owned subsidiaries are recorded on a one-month lag basis. There were no material transactions or events for these subsidiaries between the reporting date and December 29, 2007.

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

  Trade Receivables and Concentrations of Credit Risk

        The Company records trade receivables net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts which it believes is adequate to cover anticipated losses on the collection of all outstanding trade receivable balances. The adequacy of the doubtful account allowance is based on historical information, a review of major customer accounts receivable balances and management's assessment of current economic conditions. The Company reassesses the allowance for doubtful accounts each quarter. Provisions to the allowance for doubtful accounts amount to $494 in 2007 and $928 in 2006. Write offs to the allowance for doubtful accounts amounted to $421 in 2007 and $98 in 2006.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The composition of net trade receivables is as follows:

	December 29, 2007	December 30, 2006
Customer receivables	$165,057	$156,411
Unbilled revenue	52,033	49,356

Total	217,090	205,767
Less allowance for doubtful accounts	(3,182)	(3,109)

Net trade receivables	$213,908	$202,658

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables from customers in the pharmaceutical and biotechnology industries. The Company believes its exposure to credit risk to be minimal, as these industries have experienced significant growth and the customers are predominantly well established and viable.

  Marketable Securities

        The Company accounts for its investment in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in marketable securities are reported at fair value and consist of corporate debt securities and government securities and obligations which are classified as securities available for sale and mutual funds which are classified as actively traded.

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

        As of December 29, 2007, the Company held $38,175 in auction rate securities which are variable rate debt instruments, which bear interest rates that reset approximately every 35 days. The auction rate securities owned by the Company were rated AAA by a major credit rating agency and are either commercially insured or guaranteed by the Federal Family Education Loan Program (FFELP). The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. The Company has classified these investments as long-term consistent with the term of the underlying security which are structured with short term interest rate reset dates of generally 35 days but with contractual maturities that are long term.

  Inventories

        Inventories are stated at the lower of cost, determined principally on the average cost method, or market. The determination of market value involves assessment of numerous factors, including costs to dispose of inventory and estimated selling price. Inventory costs for small models are based upon the average cost to produce specific models and strains. Costs for large models are accumulated in

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

inventory by specific model. Inventory costs for both small and large models are charged to cost of sales in the period the models are sold. Reserves are recorded to reduce the carrying value for inventory determined damaged, obsolete or otherwise unsaleable.

        The composition of inventories is as follows:

	December 29, 2007	December 30, 2006
Raw materials and supplies	$13,139	$11,715
Work in process	9,794	6,107
Finished products	65,090	54,540

Inventories	$88,023	$72,362

  Other Current Assets

        Other current assets consist of assets the Company intends to settle within the next twelve months.

	December 29, 2007	December 30, 2006
Prepaid assets	$26,087	$19,686
Deferred tax asset	25,506	10,176
Marketable securities	14,958	7,450
Prepaid income tax	7,214	7,051
Restricted cash	3,493	—
Other	2,219	—

Other current assets	$79,477	$44,363

  Property, Plant and Equipment

        Property, plant and equipment, including improvements that significantly add to productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed as incurred. The Company capitalizes interest and period costs on certain capital projects which amounted to $4,716 and $5,484 in 2007, $4,107 and $2,904 in 2006 and $810 and $191 in 2005, respectively. The Company also capitalizes internal and external cost incurred during the application development stage of internal use software. Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: buildings, 20 to 40 years; machinery and equipment, 3 to 20 years; furniture and fixtures, 5 to 10 years; vehicles, 3 to 5 years; and leasehold improvements, the shorter of estimated useful life or the lease periods. The Company begins to depreciate capital projects in the first full month the asset is placed in service.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The composition of net property, plant and equipment is as follows:

	December 29, 2007	December 30, 2006
Land	$35,934	$16,173
Buildings	518,090	339,786
Machinery and equipment	337,215	280,126
Leasehold improvements	17,139	16,248
Furniture and fixtures	7,734	6,790
Vehicles	5,042	4,843
Construction in progress	199,399	186,105

Total	1,120,553	850,071
Less accumulated depreciation	(371,760)	(315,326)

Net property, plant and equipment	$748,793	$534,745

        Depreciation expense for 2007, 2006 and 2005 was $52,870, $44,947 and $40,924, respectively.

  Goodwill and Other Intangible Assets

        The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. SFAS No. 142 requires that goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separate intangible assets that have finite useful lives continue to be amortized over their estimated useful lives.

        The Company tests goodwill for impairment annually or whenever events or circumstances occur as required under the provisions of SFAS No. 142. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. During 2007, the Company performed its annual impairment test of goodwill and concluded there was no impairment. As a result of the decision to divest the Phase II-IV Clinical business in the first quarter of 2006, the Company preformed a goodwill impairment test assuming sale of the Phase II-IV Clinical business and recorded a goodwill impairment charge of $129,187 in discontinued operations. For the Company's remaining goodwill, an annual impairment test was performed for 2006 and concluded there was no additional goodwill impairment.

        Intangible assets deemed to have an indefinite life are tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset. The Company completed the annual impairment tests in 2007 and 2006 and concluded there was no impairment of identifiable intangible assets with indefinite useful lives.

  Other Assets

        Other assets consist of assets that the Company does not intend to settle within the next twelve months.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The composition of other assets is as follows:

	December 29, 2007	December 30, 2006
Deferred financing costs	$8,632	$11,120
Cash surrender value of life insurance policies	22,027	14,360
Long term marketable securities	48,457	103,922
Other assets	6,877	4,542

Other assets	$85,993	$133,944

  Accounting for Investment in Life Insurance Contracts

        The Company accounts for its investments in life insurance contracts in accordance with FASB Staff Position No. FTB 85-4, Accounting for Life Settlement Contracts by Third-Party Investors using the fair value method. Under the fair value method, the Company recognizes the initial investment at the transaction price and remeasures the investment at fair value each reporting period. Investments in life contracts are reported as part of purchases of marketable securities in the statement of cash flows. At December 29, 2007, the Company held 66 contracts with a carrying value of $22,027 and a face value of $128,812.

  Impairment of Long-Lived Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the Company evaluates long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposal are less than its carrying amount. In such instances, additional analysis is performed and the carrying value of long-lived assets is reduced to the estimated fair value, if this is lower, as determined using an appraisal or discounted cash flows, as appropriate.

        During 2007, the Company closed its Worcester, MA facility and recorded an impairment charge of $2,970 to reduce the value to the estimated fair value. The building has been classified as held for sale and is included in other current asset on the consolidated balance sheet.

  Restructuring and Contract Termination Costs

        The Company recognizes obligations associated with restructuring activities and contract termination costs in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires a liability at fair value for the costs associated with an exit or disposal activity as well as costs to terminate a contract or an operating lease. The overall purpose of the Company's restructuring actions is to lower overall operating costs and improve profitability by reducing excess capacities. Restructuring charges are typically recorded in selling, general and administrative expenses in the period in which the plan is approved by the Company's senior management and, where material, the Company's Board of Directors, and when the liability is incurred. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is recognized and measured at its fair value when the entity ceases using the right conveyed by the contract.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        During 2007, the Company ceased using a leased facility in Worcester, MA and recorded a charge of $2,793 for the cost to terminate this operating lease.

  Other Current Liabilities

        Other current liabilities consist of liabilities the Company intends to settle within the next twelve months.

        The composition of other current liabilities is as follows:

	December 29, 2007	December 30, 2006
Accrued income taxes	$21,438	$23,048
Current deferred tax liability	1,347	2,149
Accrued interest and other	483	435

Other current liabilities	$23,268	$25,632

  Other Long-Term Liabilities

        Other long-term liabilities consist of liabilities the Company does not intend to settle within the next twelve months.

        The composition of other long-term liabilities is as follows:

	December 29, 2007	December 30, 2006
Deferred tax liability	$70,914	$56,372
Long-term pension liability	35,729	49,553
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	29,293	29,262
Other long-term liabilities	18,108	11,508

Other long-term liabilities	$154,044	$146,695

  Stock-Based Compensation Plans

        Prior to January 1, 2006, the Company had followed Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations, which resulted in accounting for grants and awards to employees at their intrinsic value in the consolidated financial statements. On January 1, 2006, the Company adopted SFAS No. 123(R) ("SFAS No. 123(R)"), "Accounting for Stock-Based Compensation," using the modified prospective application transition method, which results in the provisions of SFAS No. 123(R) being applied to the consolidated financial statements on a going-forward basis. Prior periods have not been restated. Under SFAS No. 123(R), the Company is required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value, estimated in accordance with the provisions of SFAS 123(R), and for the unvested portion of all share-based payments previously granted that remain outstanding based on the grant date fair value, estimated in accordance with the original provisions of SFAS 123. The estimated fair value of the Company's stock-based awards is expensed on a straight-line basis over the service period.

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

        The Company's service revenue is comprised of toxicology, pathology, laboratory, clinical Phase I trials, transgenic and contract staffing services and is generally evidenced by customer contracts. Toxicology services provide highly specialized studies to evaluate the safety and toxicity of new pharmaceutical compounds and materials used in medical devices. Pathology services provide the ability to identify and characterize pathologic changes within tissues and cells in determining the safety of a new compound. Laboratory services monitor and analyze the health and genetics of research models used in research protocols. Clinical Phase I conducts tolerability assessments to explore human pharmacology. Transgenic services include validating, maintaining, breeding and testing research models for biomedical research activities. Contract staffing services provide management of animal care operations on behalf of government, academic, pharmaceutical and biotechnology organizations.

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

        Deferred and unbilled revenue is recognized in the consolidated balance sheets. In some cases, a portion of the contract fee is paid at the time the study is initiated. These advances are deferred and recognized as revenue as services are performed. Revenue is recognized on unbilled services and relate to amounts that are currently unbillable to the customer pursuant to contractual terms. In general, such amounts become billable in accordance with predetermined payment schedules, but are recognized as revenue as services are performed.

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

  Derivatives and Hedging Activities

        The Company follows the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and used for hedging activities. All derivatives, whether designed for hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, all changes in the fair value of the derivative and changes in the fair value of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects earnings. The ineffective portions of both fair value and cash flow hedges are immediately recognized as earnings. The Company recorded a hedge gain (loss) of $1,603 in 2007, $(66) in 2006 and $337 in 2005.

  Fair Value of Financial Instruments

        The carrying amounts of the Company's significant financial instruments, which include cash equivalents, marketable securities, accounts receivable and accounts payable, approximate their fair values at December 29, 2007 and December 30, 2006. The fair value of the Company's financing instruments was $514,500 and $572,054 based on market rates at December 29, 2007 and December 30 2006 respectively.

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

        Effective December 31, 2006, the Company adopted the provisions of FIN 48 "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109," which clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on the derecognition of previously recognized income tax items, measurement, classification, interest and penalties, accounting in interim periods and financial statement disclosure. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in our financial statements from such positions are measured on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

  Foreign Currency Translation

        The functional currencies of the Company's operating foreign subsidiaries are in local currency. In accordance with SFAS No. 52, "Foreign Currency Translation," the financial statements of these subsidiaries are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and shareholders' equity at historical exchange rates. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income in the accompanying balance sheet. Exchange gains and losses on foreign currency transactions are recorded as other income or expense. The Company recorded an exchange gain (loss) of $(3,959) in 2007, $170 in 2006 and $(1,024) in 2005.

  Comprehensive Income

        The Company accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." As it relates to the Company, comprehensive income is defined as net income plus the sum of the changes in unrealized gains (losses) on available-for-sale marketable securities, unrealized gains (losses) on hedging activities, foreign currency translation adjustments and amortization of unrecognized pension gains and losses and prior service costs and credits (collectively, other comprehensive income) and is presented in the Consolidated Statements of Changes in Shareholders' Equity, net of tax.

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

        The Company adopted the recognition and disclosure requirements of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" as of December 30, 2006. This statement requires employers that sponsor defined benefit plans to recognize the funded status of a benefit plan on its balance sheet; recognize gains, losses and prior service costs or credits that arise during the period that are not recognized as components of net periodic benefit cost as a component of accumulated other comprehensive income, net of tax; measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end balance sheet; and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

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

        The Company adopted the recognition and disclosure requirements of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158") as of December 30, 2006. SFAS 158 includes two phases of implementation. The second phase of SFAS 158 requires that the valuation date of plan accounts be as of the end of the fiscal year, with that change required to be implemented by fiscal years ending after December 15, 2008. The Company will change the valuation date relating to its foreign plans which will not have a material impact on the Company's consolidated financial statements.

        The FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 establishes a single authoritative definition of fair value, sets out framework for measuring fair value and expands on required disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. In February 2008, the FASB issued a Staff Position that will (1) partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) remove certain leasing transactions from the scope of SFAS 157. The provisions of SFAS 157 are not expected to have a material impact on the Company's consolidated financial statements.

        The FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS 159 are not expected to have a material impact on the Company's consolidated financial statements.

        The FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)") and No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 141(R) and SFAS 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. In addition, SFAS 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after its effective date. SFAS 141(R) applies prospectively to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. An entity may not apply SFAS 141(R)before that date. The Company is evaluating the impact of adopting the provisions of SFAS 141(R) and SFAS 160 on our financial position and results of operations.

2. Business Acquisitions

        The Company acquired several businesses during the three-year period ended December 29, 2007. The results of operations of the acquired businesses are included in the accompanying consolidated financial statements from the date of acquisition. Significant acquisitions include the following:

        On June 14, 2007, the Company entered into a joint venture with Shanghai BioExplorer Co., Ltd., a Shanghai, China-based provider of preclinical services, to form Charles River Laboratories Preclinical Services—China. The Company paid $2,400 in cash for a 75% ownership interest in the joint venture. Additionally, as part of the agreement, the joint venture purchased the net assets of Shanghai BioExplorer for a purchase price of $1,532 including transaction costs of $543. Intangible assets of $935 were recorded by the joint venture based on the preliminary purchase price allocation.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

2. Business Acquisitions (Continued)

        On January 4, 2007, the Company acquired the remaining 15% of the equity (319,199 common shares) of Charles River Laboratories Japan, Inc., ("Charles River Japan") from Ajinomoto Company Inc., the minority interest partner. As of the effective date of this transaction, the Company owns 100% of Charles River Japan. The purchase price for the equity was 1.3 billion Yen, or approximately $10,899, which was paid in cash. The purchase price allocation is as follows:

Minority interest acquired	$5,624
Property, plant and equipment	2,224
Deferred tax liability	(4,187)
Intangible asset (customer relationships with 15 year estimated amortization life)	$7,238

$10,899

        On October 30, 2006, the Company acquired all of the capital stock of privately held Tacoma, Washington based Northwest Kinetics for $29,357 in cash. Northwest Kinetics runs clinical trials, primarily in a Phase I facility, with a focus on high end clinical pharmacology studies.

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

        In conjunction with the purchase of Northwest Kinetics, the Company utilized $2,076 of available cash to pay off Northwest Kinetics' existing debt.

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

	Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net sales	$1,230,626	$1,073,215	$1,004,194
Operating income	227,191	186,918	183,268
Income from continuing operations	157,552	123,325	143,780
Earnings per common share
Basic	$2.35	$1.79	$2.06
Diluted	$2.29	$1.76	$1.99

        Refer to Note 6 for further discussion of the method of computation of earnings per share.

3. Marketable Securities

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	December 29, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$38,175	$—	$—	$38,175
Corporate debt securities	13,620	21	(91)	13,550
Bank time deposits	4,983	—	—	4,983
Government securities and obligations	4,339	—	(4)	4,335
Mutual funds	2,372	—	—	2,372

	$63,489	$21	$(95)	$63,415

	December 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$96,976	$—	$—	$96,976
Government securities and obligations	5,958	54	(108)	5,904
Corporate debt securities	3,392	2	(25)	3,369
Mutual funds	5,123	—	—	5,123

	$111,449	$56	$(133)	$111,372

        As of December 29, 2007, the Company had $38,175 invested in auction rate securities which were rated AAA by a major credit rating agency and are guaranteed by U.S. federal agencies or commercial insurance carriers.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Marketable Securities (Continued)

        Maturities of corporate debt securities and government securities and obligations classified as available for sale were as follows:

	December 29, 2007		December 30, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$14,963	$14,958	$7,416	$7,450
Due after one year through five years	48,526	48,457	103,979	103,922

	$63,489	$63,415	$111,395	$111,372

        Marketable securities due after one year are included in other assets on the consolidated balance sheets.

4. Goodwill and Other Intangible Assets

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	December 29, 2007		December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$1,133,432	$(12,892)	$1,132,074	$(12,765)

Other intangible assets not subject to amortization:
Research models	$3,438	$—	$3,438	$—
Other intangible assets subject to amortization:
Backlog	62,250	(62,250)	54,734	(54,718)
Customer relationships	224,871	(85,000)	197,302	(47,407)
Customer contracts	1,655	(1,655)	1,655	(1,655)
Trademarks and trade names	3,274	(2,350)	3,278	(2,012)
Standard operating procedures	1,356	(1,310)	1,357	(1,263)
Other identifiable intangible assets	10,819	(6,193)	10,599	(5,104)

Total other intangible assets	$307,663	$(158,758)	$272,363	$(112,159)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

4. Goodwill and Other Intangible Assets (Continued)

        The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

		Adjustments to Goodwill			Adjustments to Goodwill
	Balance at December 31, 2005			Balance at December 30, 2006			Balance at December 29, 2007
		Acquisitions	Other		Acquisitions	Other
Research Models and Services
Gross carrying amount	$20,935	$—	$437	$21,372	$—	$634	$22,006
Accumulated amortization	(4,660)	—	(115)	(4,775)	—	(127)	(4,902)
Preclinical Services
Gross carrying amount	1,089,305	17,617	3,780	1,110,702	—	724	1,111,426
Accumulated amortization	(7,990)	—	—	(7,990)	—	—	(7,990)
Total
Gross carrying amount	$1,110,240	$17,617	$4,217	$1,132,074	$—	$1,358	$1,133,432
Accumulated amortization	(12,650)	—	(115)	(12,765)	—	(127)	(12,892)

        Amortization expense of intangible assets for 2007, 2006 and 2005 was $33,509, $37,639 and $47,011, respectively.

        Estimated amortization expense for each of the next five fiscal years is expected to be as follows:

2008	30,036
2009	25,021
2010	20,566
2011	16,627
2012	13,039

5. Long-Term Debt

  Long-Term Debt

        On July 31, 2006, the Company amended and restated its $660,000 credit agreement to reduce the current interest rate, modify certain restrictive covenants and extend the term. The amount of debt outstanding under the original $660,000 credit agreement remained the same at the time of amendment. The now $428,000 credit agreement provided for a $156,000 U.S. term loan facility, a $200,000 U.S. revolving facility, a C$57,800 term loan facility and a C$12,000 revolving facility for a Canadian subsidiary, and a GBP 6,000 revolving facility for a U.K. subsidiary. The $156,000 term loan facility matures in 20 quarterly installments with the last installment due June 30, 2011. As of December 29, 2007, the Company had $109,200 outstanding on the U.S. term loan. The $200,000 U.S. revolving facility matures on July 31, 2011 and requires no scheduled payment before that date. Under specified circumstances, the $200,000 U.S. revolving facility may be increased by $100,000. The Canadian term loan was repaid during 2007. The Canadian and U.K. revolving facilities mature on July 31, 2011 and require no scheduled prepayment before that date. The interest rate applicable to the Canadian term loan and the Canadian and U.K. revolving loans under the credit agreement is the adjusted LIBOR rate in its relevant currency plus an interest rate margin based upon the Company's leverage ratio. The interest rates applicable to term loans and revolving loans under the credit agreement are, at the Company's option, equal to either the base rate (which is the higher of the prime

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

5. Long-Term Debt (Continued)

rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon the Company's leverage ratio. Based on the Company's leverage ratio, the margin range for LIBOR based loans is 0.625% to 0.875%. The interest rate margin was 0.75% as of December 29, 2007. The Company has pledged the stock of certain subsidiaries as well as certain U.S. assets as security for the $428,000 credit agreement. The $428,000 credit agreement includes certain customary representations and warranties, events of default and negative and affirmative covenants including the ratio of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to consolidated interest expense, for any period of four consecutive fiscal quarters, of no less than 3.5 to 1.0. The Company had $5,466 and $5,388 outstanding under letters of credit as of December 29, 2007 and December 30, 2006, respectively. During 2007, the Company did not borrow under its revolving credit facilities. As of December 29, 2007, there were no outstanding balances on the revolving facilities.

        On July 27, 2005 the Company entered into a $50,000 credit agreement ("$50,000 credit agreement"), which was subsequently amended on December 20, 2005 and again on July 31, 2006 to reflect substantially the same modifications made to the covenants in the $660,000 and $428,000 credit agreements, respectively. On June 15, 2007, the Company executed a third amendment to the $50,000 credit agreement to extend the maturity date and reduce the interest rate. The $50,000 credit agreement provides for a $50,000 term loan facility which matures on June 22, 2010. Prior to the amendment, the interest rate applicable to term loans under the credit agreement was, at the Company's option, equal to either the base rate (which was the higher of the prime rate or the federal funds rate plus 0.50%) or the LIBOR rate plus 0.75%. From June 15, 2007 through June 21, 2008, the interest rates applicable to term loans under the credit agreement are, at the Company's option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) minus 2.25% or the LIBOR rate plus 0.50%. Commencing June 22, 2008 through June 22, 2010, the applicable interest rates are equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based on the Company's leverage ratio. The $50,000 credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. As of December 29, 2007, the entire balance of the $50,000 credit agreement was outstanding.

        On June 12, 2006, the Company issued $300,000 aggregate principal amount of convertible senior notes ("the 2013 Notes") in a private placement with net proceeds to the Company of approximately $294,000. On June 20, 2006, the initial purchasers associated with this convertible debt offering exercised an option to purchase an additional $50,000 of the 2013 Notes for additional net proceeds to the Company of approximately $49,000. The 2013 Notes bear interest at 2.25% per annum, payable semi-annually, and mature on June 15, 2013. The 2013 Notes are convertible into cash and shares of the Company's common stock (or, at the Company's election, cash in lieu of some or all of such common stock), if any, based on an initial conversion rate, subject to adjustment, of 20.4337 shares of the Company's common stock per $1,000 principal amount of notes (which represents an initial conversion price of $48.94 per share), only in the following circumstances and to the following extent: (i) during any fiscal quarter beginning after July 1, 2006 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price on the last day of such preceding fiscal quarter; (ii) during the five business-day period after any five consecutive trading-day period, or the measurement period, in which the trading price per note for each day of that measurement period was less than 98% of the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

5. Long-Term Debt (Continued)

product of the last reported sale price of the Company's common stock and the conversion rate on each such day; (iii) upon the occurrence of specified corporate transactions, as described in the indenture for the 2013 Notes; and (iv) at the option of the holder at any time beginning on the date that is two months prior to the stated maturity date and ending on the close of business on the second trading-day immediately preceding the maturity date. Upon conversion, the Company will pay cash and shares of its common stock (or, at its election, cash in lieu of some or all of such common stock), if any. As of December 29, 2007, no conversion triggers were met. If the Company undergoes a fundamental change as described in the indenture for the 2013 Notes, holders will have the option to require the Company to purchase all or any portion of their notes for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the purchase date. The related debt issuance costs of $7,000 were deferred and are being amortized on a straight-line basis over a seven-year term.

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

        In accordance with Emerging Issues Task Force Issue ("EITF") No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 00-19"), SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company recorded both the purchase of the convertible note hedges and the sale of the warrants as adjustments to additional paid in capital, and will not recognize subsequent changes in fair value of the agreement. At December 29, 2007, the fair value of the outstanding 2013 Notes was approximately $514,500, based on their quoted market value.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

5. Long-Term Debt (Continued)

        Long-term debt consists of the following:

	December 29, 2007	December 30, 2006	December 31, 2005
Senior convertible debentures	$350,000	$350,000	$—
Term loan facilities	159,200	221,274	295,885
Revolving credit facility	—	—
Other long-term debt, represents secured and unsecured promissory notes, interest rates between 0% and 11.6% at December 29, 2007, maturing between 2008 and 2013	849	780	205

Total debt	510,049	572,054	296,090
Less: current portion of long-term debt	(25,051)	(24,970)	(36,195)

Long-term debt	$484,998	$547,084	$259,895

        Minimum future principal payments of long-term debt at December 29, 2007 are as follows:

Fiscal Year
2008	$25,051
2009	34,542
2010	77,040
2011	23,408
2012	8
Thereafter	350,000

Total	$510,049

6. Shareholders' Equity

  Earnings Per Share

        Basic earnings per share for 2007, 2006 and 2005 was computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for 2007, 2006 and 2005 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.

        Options to purchase 243,357 shares, 2,972,420 shares and 2,027,666 shares were outstanding at December 29, 2007, December 30, 2006 and December 31, 2005, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

        Basic weighted average shares outstanding for 2005 excluded the weighted average impact of 20,000 shares of contingently issuable shares. In addition, weighted average shares outstanding for 2007, 2006 and 2005 excluded the weighted average impact of 711,896, 653,780 and 544,863 shares, respectively, of non-vested fixed restricted stock awards.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

6. Shareholders' Equity (Continued)

        The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings per share:

	December 29, 2007	December 30, 2006	December 31, 2005
Numerator:
Income from continuing operations for purposes of calculating earnings per share	$157,552	$125,221	$145,789
After-tax equivalent of interest expense on 3.5% senior convertible debentures	—	—	1,208

Income from continuing operations for purposes of calculating diluted earnings per share	157,552	125,221	146,997

Income (loss) from discontinued businesses	$(3,146)	$(181,004)	$(3,790)

Denominator:
Weighted average shares outstanding—Basic	66,960,515	68,945,622	69,730,056
Effect of dilutive securities:
2.25% senior convertible debentures	481,136	—	—
3.5% senior convertible debentures	—	—	1,462,474
Stock options and contingently issued restricted stock	1,160,369	867,204	1,424,740
Warrants	133,916	135,206	285,115

Weighted average shares outstanding—Diluted	68,735,936	69,948,032	72,902,385

Basic earnings per share from continuing operations	$2.35	$1.82	$2.09
Basic earnings (loss) per share from discontinued operations	$(0.05)	$(2.63)	$(0.05)
Diluted earnings per share from continuing operations	$2.29	$1.79	$2.02
Diluted earnings (loss) per share from discontinued operations	$(0.05)	$(2.59)	$(0.05)

        The sum of the earnings per share from continuing operations and the earnings (loss) per share from discontinued operations does not necessarily equal the earnings (loss) per share from net income in the condensed consolidated statements of operations due to rounding.

  Treasury Shares

        The Board of Directors of the Company has authorized a share repurchase program, originally authorized on July 27, 2005 and subsequently amended on October 26, 2005, May 9, 2006 and August 1, 2007, to acquire up to a total of $400,000 of common stock. The program does not have a fixed expiration date. In order to facilitate these share repurchases, the Company entered into Rule 10b5-1 Purchase Plans.

        During 2007, 2006 and 2005, the Company repurchased 724,200 shares of common stock for $38,911, 518,800 shares of common stock for $23,322 and 396,000 shares of common stock for $17,485, respectively, under these plans. In addition, concurrent with the sale of the 2013 Notes, the Company used $148,866 of the net proceeds for the purchase of 3,726,300 shares of its common stock.

        During 2006 the Company also entered into an Accelerated Stock Repurchase (ASR) program with a third-party investment bank. In connection with this ASR program, the Company purchased 1,787,706 shares of stock at a cost of $75,000. In conjunction with the ASR, the Company also entered

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

6. Shareholders' Equity (Continued)

into a cashless collar with a forward floor price of $37.9576 per share of the Company's common stock (95% of the initial price of $39.9554, the market price of the Company's common stock on August 23, 2006) and a forward cap price of $41.9532 per share of the Company's common stock (105% of the initial price). The final number of shares repurchased under the ASR program was determined by taking the average volume weighted average price of the Company's common stock for 65 trading days starting on August 23, 2006. Since the final share price of $42.6503 was above the cap price of $41.9532, there was no adjustment to the final number of shares repurchased.

        As of December 29, 2007, approximately $96,400 remains authorized for share repurchases.

        Share repurchases during 2007 and 2006 were as follows:

	Fiscal Year Ended
	December 29, 2007	December 30, 2006
Number of shares of common stock repurchased	724,200	6,032,806
Total cost of repurchase	$38,911	$247,203

        Additionally, the Company's 2000 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the fiscal year ended December 29, 2007 and December 30, 2006, the Company acquired 71,456 shares for $3,506 and 57,688 shares for $2,755, respectively, as a result of such withholdings.

        The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

  Retained Earnings

        Retained earnings includes approximately $2,000 which is restricted due to statutory requirements in the local jurisdiction of a foreign subsidiary as of December 29, 2007 and December 30, 2006.

  Accumulated Other Comprehensive Income

        The composition of accumulated other comprehensive income is as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Pension Gains/(Losses) and Prior Service (Cost)/Credit Not Yet Recognized as Components of Net Periodic Benefit Costs Pursuant to SFAS No. 158	Net Unrealized Gain on Marketable Securities	Accumulated Other Comprehensive Income
Balance at December 31, 2005	$11,768	$(3,214)	$—	$(14)	$8,540
Period change	13,167	5,360	(7,792)	15	10,750
Tax	(832)	(2,146)	4,863	(4)	1,881

Balance at December 30, 2006	24,103	—	(2,929)	(3)	21,171
Period change	58,045		10,201	(48)	68,198
Tax	(173)	—	(3,637)		(3,810)

Balance at December 29, 2007	$81,975	$—	$3,635	$(51)	$85,559

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

6. Shareholders' Equity (Continued)

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

        As part of the recapitalization in 1999, the Company issued 150,000 units, each comprised of a $1,000 senior subordinated note and a warrant to purchase 7.6 shares of common stock of the Company for total proceeds of $150,000. The Company allocated the $150,000 offering proceeds between the senior subordinated notes ($147,872) and the warrants ($2,128), based upon the estimated fair value. The portion of the proceeds allocated to the warrants is reflected as capital in excess of par in the accompanying consolidated financial statements. Each warrant entitles the holder, subject to certain conditions, to purchase 7.6 shares of common stock of the Company at an exercise price of $5.19 per share of common stock, subject to adjustment under some circumstances. Upon exercise, the holders of warrants would be entitled to purchase 147,250 and 149,910 shares of common stock of the Company as of December 29, 2007 and December 30, 2006, respectively. The warrants expire on October 1, 2009.

7. Income Taxes

        An analysis of the components of income before income taxes, minority interests and earnings from equity investments and the related provision for income taxes is presented below:

	Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Income before income taxes, minority interests and earnings from equity investments
U.S.	$94,286	$90,598	$96,647
Non-U.S.	123,136	85,966	67,241

	$217,422	$176,564	$163,888

Income tax provision
Current:
Federal	$39,907	$22,626	$36,312
Foreign	21,547	10,895	17,495
State and local	7,732	5,501	3,000

Total current	69,186	39,022	56,807

Deferred:
Federal	(3,469)	10,595	(32,886)
Foreign	(4,689)	121	(3,403)
State and local	(1,628)	0	(4,257)

Total deferred	(9,786)	10,716	(40,546)

	$59,400	$49,738	$16,261

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

	December 29, 2007	December 30, 2006
Compensation related	$31,314	$38,662
Accruals	643	938
Financing related	31,301	37,050
Goodwill and other intangibles	(7,851)	(4,906)
Net operating loss and credit carryforwards	17,609	20,359
Depreciation and amortization	(28,948)	(31,563)
Deferred Income	132	376
Other	(1,139)	(1,762)

	43,061	59,154
Valuation allowance	(561)	—

Total deferred taxes	$42,500	$59,154

        Reconciliations of the statutory U.S. federal income tax rate to effective tax rates are as follows:

	December 29, 2007	December 30, 2006	December 31, 2005
Tax at statutory U.S. tax rate	35.0%	35.0%	35.0%
Foreign tax rate differences	(3.9)%	(3.4)%	(1.7)%
State income taxes, net of federal tax benefit	1.7%	1.9%	1.3%
Change in valuation allowance	0.3%	(0.2)%	(1.1)%
Net impact of repatriation, reorganization and change in assertion	0.0%	0.0%	(17.2)%
Research tax credits and enhanced deductions	(6.0)%	(6.4)%	(7.3)%
Write off of other deferred tax assets and liabilities.	0.0%	0.0%	0.6%
Enacted Tax Rate Changes	(1.3)%	(1.0)%	2.1%
Change in Tax Uncertainties	2.2%	1.1%	0.0%
Other	(0.7)%	1.2%	(1.8)%

	27.3%	28.2%	9.9%

        In the third and fourth quarters of 2007, the Company revalued certain of its deferred tax assets and liabilities for the enactment of U.K., German and Canadian federal income tax rate reductions resulting in a tax benefit of $2,793.

        During 2007, the Company recorded a reduction to income taxes payable for $17,750 from the exercise of stock options and vesting of restricted shares. The benefit of this reduction as well as the tax effect of stock based compensation has been recorded to additional paid in capital for $8,727 and goodwill for $524.

        As of December 29, 2007, the Company has non-U.S. net operating loss carryforwards of approximately $6,732 which will begin to expire in 2016. As a result of the acquisition of Northwest

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Income Taxes (Continued)

Kinetics in October of 2006, the Company has a U.S. net operating loss carryforward of $581 which will begin to expire in 2026. The Company has U.S. foreign tax credit carryforwards of $2,684 which will begin to expire in 2015. The Company has Canadian Investment Tax Credit carryforwards of $6,746 as a result of its research and development activity in Montreal, which begin to expire in 2015. The Company has a capital loss carryforward in Canada of $867 and has recorded a valuation allowance of $561 against this asset.

        The Company has fully recognized its deferred tax assets on the belief that it is more likely than not they will be realized except for the Canadian capital loss carryforward for which a valuation allowance has been established. This belief is based on all available evidence including historical operating results, projections of taxable income and tax planning strategies.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), which became effective for the Company on December 31, 2006. The cumulative effect of adopting FIN 48 did not result in a change to the Company's opening retained earnings. At December 29, 2007 the amount recorded for unrecognized income tax benefits was $22,129. The increase from the date of adoption is primarily due to the continuing evaluation of uncertain tax positions conducted in the current period. The amount of unrecognized income tax benefits that, if recognized, would favorably impact the effective tax rate was $7,643 at the date of adoption and $12,500 as of December 29, 2007.

        The Company's unrecognized income tax benefits are as follows:

December 29, 2007
Beginning balance, upon adoption as of December 31, 2006	$16,896
Additions:
Tax positions for current year	3,612
Tax positions for prior years	2,413
Reductions:
Tax positions for current year	(65)
Tax positions for prior year	(43)
Settlements	(177)
Expiration of statute of limitations	(507)

Ending balance as of December 29, 2007	$22,129

        The Company has concluded that it is not reasonably possible that the total amounts of unrecognized tax benefits will significantly change within the next year.

        The Company continues to recognize interest and penalties related to unrecognized income tax benefits in income tax expense. The total amount of accrued interest related to unrecognized income tax benefits as of December 31, 2006 and December 29, 2007 was $617 and $1,753 respectively. The Company has not recorded a provision for penalties associated with uncertain tax positions.

        The Company conducts business operations in a number of tax jurisdictions. As a result, the Company is subject to tax audits on a regular basis including, but not limited to, current examinations by the Internal Revenue Service in the United States and Canada Revenue Agency. In regards to the Internal Revenue Service examinations of the 2004 tax returns of the Company and an acquired

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Income Taxes (Continued)

subsidiary, the Company filed its formal protests of proposed income tax adjustments with the Appeals Division on July 2, 2007. The Company does not believe that the ultimate settlement of these proposed adjustments will have a material impact to the financial statements. The Company believes it has appropriately provided for all unrecognized tax benefits. The Company is no longer subject to U.S. and international income tax examinations for years before 2002.

        As of December 29, 2007, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $349,079. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. taxes and withholding taxes payable to the various foreign countries. It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

        On June 12, 2006, the Company issued $300,000 aggregate principal amount of convertible senior notes ("the 2013 Notes") in a private placement with net proceeds to the Company of approximately $294,000. On June 20, 2006, the initial purchasers associated with this convertible debt offering exercised an option to purchase an additional $50,000 of the 2013 Notes for additional net proceeds to the Company of approximately $49,000. The 2013 Notes bear interest at 2.25% per annum, payable semi-annually, and mature on June 15, 2013. Concurrently with the sale of the 2013 Notes, the Company entered into convertible note hedge transactions with respect to its obligation to deliver common stock under the notes. Separately and concurrently with the pricing of the 2013 Notes, the Company issued warrants for approximately 7.2 million shares of its common stock. The Company has elected to apply the rules of the Integration Regulations under Treas. Reg. 1.1275-6 to treat the 2013 Notes and the associated hedge as synthetic debt instruments and accordingly is deducting the option premium paid for the hedge as original issue discount over the 7 year term. The cash tax benefit of this deduction is recorded to additional paid in capital. A deferred tax asset has been recorded to reflect the future cash tax benefit of the deductions over the term of the 2013 Notes. Also, pursuant to Internal Revenue Code Section 1032, the Company will not recognize any gain or loss for tax purpose with respect to the exercise or lapse of the warrants.

        During the fourth quarter of 2005, the Company repatriated $148,027 of its accumulated foreign earnings in a distribution that qualified under the American Jobs Creation Act of 2004 ("AJCA"). The distribution was primarily from the pre-acquisition foreign earnings of Inveresk. The Company provided for income taxes on substantially all of Inveresk's unremitted foreign earnings at the time of the Inveresk acquisition based on the tax rates in effect at date of the acquisition. As a result, the Company recorded a tax benefit of $24,060 from the impact of the change in tax law on the $148,027 distribution. As part of its plan of distribution, the Company restructured its UK operations in order to distribute the funds in the most tax efficient manner and incurred a non-cash charge of $23,110 related to an increase in the deferred tax liability on the remaining undistributed earnings of Inveresk. In addition, the Company incurred an additional tax of $1,883 on the write-off of deferred tax assets.

        Also during the fourth quarter of 2005, the Company changed its assertion with respect to the remaining unremitted pre-acquisition earnings of Inveresk in order to fund the expansion of the Company's preclinical facilities and an increased UK pension funding requirement. These earnings and the earnings distributed under the AJCA were previously not considered permanently reinvested. The Company recorded a non-cash benefit from the change in assertion of $29,204.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Income Taxes (Continued)

        During the second quarter of 2005, the Company realized a cash tax benefit of $14,497 when it converted all of its $185,000 3.5% senior convertible debentures. Also in 2005, the Company recorded a reduction to income taxes payable for $7,600 from the exercise of stock options. The benefit from both of these items has been recorded to additional paid in capital.

8. Employee Benefits

  Charles River Laboratories Employee Savings Plan

        The Company's defined contribution plan, the Charles River Laboratories Employee Savings Plan, qualifies under section 401(k) of the Internal Revenue Code. It covers substantially all U.S. employees and contains a provision whereby the Company matches a percentage of employee contributions. The costs associated with this defined contribution plan totaled $4,074, $3,439 and $3,316, in 2007, 2006, and 2005, respectively.

  Charles River Laboratories Deferred Compensation Plan and Executive Supplemental Life Insurance Retirement Plan

        On February 8, 2006, the Company established the Charles River Laboratories Deferred Compensation Plan (Deferred Compensation Plan) for select eligible employees, including its Named Executive Officers. Under the Deferred Compensation Plan, participants may elect to defer bonus and salary amounts, and may select the investment returns to be applied to deferred amounts from among a number of reference mutual funds as well as an interest crediting rate. The plan is not qualified under Section 401(a) of the Internal Revenue Code and is not subject to the Employee Retirement Income Security Act of 1974. At the present time, no Company contributions will be credited to the plan, except as set forth below. Participants must specify the distribution date for deferred amounts at the time of deferral, in accordance with applicable IRS regulations. Generally, amounts may be paid in lump sum or installments upon retirement or termination of employment, or later if the employee terminates employment after age 55 and before age 65. Amounts may also be distributed during employment, subject to a minimum deferral requirement of three years.

        In addition to the Deferred Compensation Plan, certain officers and key employees of the Company also participate, or in the past participated, in the Company's amended and restated Executive Supplemental Life Insurance Retirement Plan (ESLIRP) which is a non-funded, non-qualified arrangement. Annual benefits under this plan will equal a percentage of the highest five consecutive years of compensation, offset by amounts payable under the Charles River Laboratories, Inc. Pension Plan and Social Security.

        In connection with the establishment of the Deferred Compensation Plan, current active employees who agreed to convert their ESLIRP benefit to a comparable benefit in the deferred compensation plan discontinued their direct participation in the ESLIRP. Instead, the present value of the accrued benefits of ESLIRP participants was credited to their Deferred Compensation Plan accounts, and future ESLIRP accruals will now be converted to present values and credited to their Deferred Compensation Plan accounts annually. Upon the adoption of the Deferred Compensation Plan, the value of their accrued ESLIRP benefits, prior to adjustments for outstanding Medicare taxes, were credited to their Deferred Compensation Plan account. In addition, the Company provides certain active employees an annual contribution into their Deferred Compensation Plan account of 10% of the employee's base salary plus the lesser of their target annual bonus or actual annual bonus. The costs

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Employee Benefits (Continued)

associated with these defined contribution plans totaled $3,462 and $4,029 in 2007 and 2006, respectively.

        The Company has invested in several corporate-owned key-person life insurance policies as well as mutual funds and U.S. Treasury Securities with the intention of using these investments to fund the ESLIRP and the Deferred Compensation Plan. Participants have no interest in any such investments. At December 29, 2007 and December 30, 2006 the cash surrender value of these life insurance policies were $22,027 and $14,360, respectively. Additionally, at December 29, 2007 and December 30, 2006, mutual fund and U.S. Treasury Securities investments totaled $2,372 and $6,510, respectively.

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

        The Company adopted the recognition and disclosure requirements of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" as of December 30, 2006. This statement requires employers that sponsor defined benefit plans to recognize the funded status of a benefit plan on its balance sheet; recognize gains, losses and prior service costs or credits that arise during the period that are not recognized as components of net periodic benefit cost as a component of other comprehensive income, net of tax; measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end balance sheet; and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Retrospective application is not permitted. The following tables summarize the funded status of the Company's defined benefit plans and amounts reflected in the Company's consolidated balance sheets in accordance with SFAS No. 158.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Employee Benefits (Continued)

Obligations and Funded Status

	Pension Benefits		Supplemental Retirement Benefits
	2007	2006	2007	2006
Change in benefit obligations
Benefit obligation at beginning of year	$212,998	$196,316	$29,262	$19,439
Service cost	6,204	6,426	882	839
Interest cost	11,663	9,921	1,580	1,527
Plan participants' contributions	919	976	—	—
Curtailment	—	132	—	—
Settlement gain	(1,214)	—	—	—
Benefit payments	(4,857)	(3,569)	(605)	(575)
Actuarial loss (gain)	(8,905)	(972)	(1,194)	2,091
Plan amendments	24	(54)	—	5,941
Other	1,353	—	—	—
Effect of foreign exchange	14,667	3,822	—	—

Benefit obligation at end of year	$232,852	$212,998	$29,925	$29,262

Change in plan assets
Fair value of plan assets at beginning of year	$163,446	$143,409	$—	$—
Plan assets assumed	—	569	—	—
Actual return on plan assets	11,598	13,893	—	—
Settlement gain	(1,214)	—	—	—
Employer contributions	12,364	8,408	605	575
Plan participants' contributions	919	976	—	—
Benefit payments	(4,857)	(3,570)	(605)	(575)
Premiums paid	—	(240)	—	—
Other	383	—	—	—
Effect of foreign exchange	13,575	—	—	—

Fair value of plan assets at end of year	$196,214	$163,445	$—	$—

Funded status
Projected benefit obligation	$232,852	$212,998	$29,925	$29,262
Fair value of plan assets	196,214	163,445	—	—

Net balance sheet liability	$36,638	$49,553	$29,925	$29,262

Classification of net balance sheet liability
Current liabilities	$909	$—	$632	$—
Non-current liabilities	35,729	$49,553	$29,293	$29,262
The accumulated benefit obligation for all defined benefit plans	$214,564	$194,924	$23,308	$23,745

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Employee Benefits (Continued)

Information for defined benefit plans with accumulated benefit obligation in excess of plan assets

	Pension Benefits		Supplemental Retirement Benefits
	2007	2006	2007	2006
Projected benefit obligation	$165,080	$203,396	$29,925	$29,261
Accumulated benefit obligation	163,741	187,861	23,308	23,745
Fair value of plan assets	142,131	155,604	—	—

Information for defined benefit plans with projected benefit obligation in excess of plan assets

	Pension Benefits		Supplemental Retirement Benefits
	2007	2006	2007	2006
Projected benefit obligation	$232,852	$212,998	$29,925	$29,262
Accumulated benefit obligation	214,564	194,924	23,308	23,745
Fair value of plan assets	196,214	163,445	—	—

Amounts recognized in statement of financial position as part of accumulated other comprehensive income ("AOCI")

	Pension Benefits		Supplemental Retirement Benefits
	2007	2006	2007	2006
Net actuarial (gain)/loss	$(2,962)	$5,602	$7,512	$9,243
Net prior service cost/(credit)	(11,023)	(11,524)	3,973	4,471
Effect of foreign exchange	103	—	—	—

Total pre-tax	(13,882)	(5,922)	11,485	13,714
Less: taxes	(3,305)	(586)	4,541	5,449

Total	$(10,577)	$(5,336)	$6,944	$8,265

Amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year

	Pension Benefits	Supplemental Retirement Benefits
Amortization of net actuarial (gain)/loss	$73	$383
Amortization of net prior service cost/(credit)	(545)	498

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Employee Benefits (Continued)

Components of net periodic benefit cost

	Pension Benefits			Supplemental Retirement Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$6,204	$6,426	$6,066	$882	$839	$484
Interest cost	11,663	9,921	9,519	1,581	1,527	1,031
Expected return on plan assets	(12,630)	(10,013)	(8,335)	—	—	—
Amortization of prior service cost (credit)	(526)	(547)	(133)	498	498	(162)
Amortization of net loss	386	1,011	634	568	1,139	892

Net periodic benefit cost	5,097	6,798	7,751	3,529	4,003	2,245
Curtailment gain	326	(1,334)	—	—	—	—

Net pension cost	$5,423	$5,464	$7,751	$3,529	$4,003	$2,245

Assumptions

Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Supplemental Retirement Benefits
	2007	2006	2007	2006
Discount rate	5.69%	4.95%	5.88%	5.65%
Rate of compensation increase	4.07%	3.27%	4.75%	4.75%

Weighted-average assumptions used to determine net periodic benefit cost

	Pension Benefits			Supplemental Retirement Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	5.14%	4.95%	5.26%	5.56%	5.50%	5.75%
Expected long-term return on plan assets	7.00%	6.58%	7.10%	—	—	—
Rate of compensation increase	3.94%	3.31%	3.31%	4.75%	4.75%	4.75%

        The expected long term rate of return on plan assets was made considering the pension plan's asset mix, historical returns and the expected yields on plan assets.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Employee Benefits (Continued)

Plan assets

        The Company's pension plan weighted-average asset allocations are as follows:

	Target Allocation	Pension Benefits
	2008	2007	2006
Equity securities	64%	60%	66%
Fixed income	30%	24%	29%
Other	6%	16%	5%

Total	100%	100%	100%

        The Company's investment objective is to obtain the highest possible return commensurate with the level of assumed risk. Fund performances are compared to benchmarks including the S&P 500 Index, Russell 1000 Index, Russell 3000 Index and Lehman Brothers Aggregate Bond Index. The Company's Investment Committee meets on a quarterly basis to review plan assets.

        The Company's plan assets did not include any of the Company's common stock at December 29, 2007 and December 30, 2006.

Contributions

        During 2007, the Company contributed $11,994 to its pension plans. The Company expects to contribute $11,651 to its pension plan in 2008.

Estimated future benefit payments

	Pension Benefits	Supplemental Retirement Benefits
2008	$6,122	$651
2009	5,292	4,968
2010	5,704	773
2011	6,098	761
2012	7,378	732
2013-2017	46,603	23,074

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Stock Based Compensation

        The Company has share-based compensation plans under which employees and non-employee directors may be granted share based awards. During 2007, 2006 and 2005, the primary share-based awards and their general terms and conditions are as follows:

  •
  Stock options, which entitle the holder to purchase a specified number of shares of the Company's common stock at an exercise price equal to the closing market price of the Company's common stock on the date of grant; vest incrementally, typically over three to four years; and generally expire seven to ten years from date of grant.

  •
  Restricted stock grants, which entitle the holder to receive at no cost, a specified number of shares of the Company's common stock that vests incrementally, typically over three to four years. Recipients are entitled to cash dividends and to vote their respective shares upon grant.

  •
  Performance based stock awards, which entitle the holder to receive at no cost, a specified number of shares of the Company's common stock within a range of shares from zero to a specified maximum. Payout of this award is contingent upon achievement of individualized stretch goals as determined by the Company's Compensation Committee of the Board of Directors.

        At the Annual Meeting of Shareholders held on May 8, 2007, the Company's shareholders approved the 2007 Incentive Plan ("the 2007 Plan"). The 2007 Plan provides that effective upon approval, no further awards will be granted under preexisting stock option and incentive plans of the Company; provided, however, that any shares that have been forfeited or cancelled in accordance with the terms of the applicable award under a preexisting plan may be subsequently awarded in accordance with the terms of the preexisting plan. The 2007 Plan allows a maximum of 6.3 million shares to be awarded of which restricted stock grants and performance based stock awards count as 2.3 shares and stock options count as one share. In the past, the Company had various employee stock and incentive plans under which stock options and other share-based awards were granted. Stock options and other share-based awards that were granted under prior plans and were outstanding on May 8, 2007, continue in accordance with the terms of the respective plans.

        At December 29, 2007, 6.3 million shares were authorized for future grants under the Company's share based compensation plans. The Company settles employee share based compensation awards with newly issued shares.

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

        The Company adopted SFAS No. 123(R), using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. Under this transition method, stock-based compensation expense recognized during the fiscal year ended December 30, 2006 includes: stock options and restricted stock awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and stock options and restricted stock granted subsequent to January 1, 2006, based on the grant-date fair value, in accordance with the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Stock Based Compensation (Continued)

provisions of SFAS No. 123(R). Under the modified prospective transition method, results for prior periods are not restated.

        The estimated fair value of the Company's stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. The effect of recording stock-based compensation for the fiscal year ended December 29, 2007 and December 30, 2006 was as follows:

	December 29, 2007	December 30, 2006
Stock-based compensation expense by type of award:
Stock options	$11,042	$11,878
Restricted stock	14,976	9,271

Share-based compensation expense before tax	26,018	21,149
Income tax benefit	(8,424)	(7,746)

Reduction to income from continuing operations	17,594	13,403
Share-based compensation expense of discontinued businesses, net of tax	—	980

Reduction to net income	$17,594	$14,383

Reduction to earnings per share:
Basic	$0.26	$0.21
Diluted	$0.26	$0.21
Effect on income by line item:
Cost of sales	$8,258	$7,033
Selling and administration	17,759	14,116

Share based compensation expense before tax	26,017	21,149
Income tax benefit	(8,423)	(7,746)
Operations of discontinued businesses, net of tax	—	980

Reduction to net income	$17,594	$14,383

        The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key inputs and assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the risk-free interest rate over the option's expected term, the expected annual dividend yield and the expected stock price volatility. The expected stock price volatility assumption was determined using the historical volatility of the Company's common stock over the expected life of the option. The risk free interest rate was based on the market yield for the five year U.S. Treasury security. The expected life of options was determined using historical option exercise activity. Management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted during fiscal year 2007 and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Stock Based Compensation (Continued)

        The fair value of stock-based awards granted during 2007 and 2006 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 29, 2007	December 30, 2006
Expected life (in years)	5.0	4.9
Expected volatility	30%	30%
Risk-free interest rate	4.6%	4.8%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$16.49	$13.91

Prior to the adoption of SFAS No. 123(R)

        Prior to January 1, 2006, the Company accounted for its stock plans under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25" and provided the required pro forma disclosures of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". Stock-based compensation expense related to restricted stock granted at no cost to the employees were reflected in net income.

        The pro-forma information for the fiscal years ended December 31, 2005 was as follows:

December 31, 2005
Reported net income	$141,999
Add: Stock-based employee compensation included in reported net income, net of tax	10,490
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(29,735)

Pro forma net income	$122,754

Reported basic earnings per share	$2.04
Pro forma basic earnings per share	$1.76
Reported diluted earnings per share	$1.96
Pro forma diluted earnings per share	$1.70

        The fair value of stock-based awards granted during the fiscal years ended December 31, 2005 was estimated using the following weighted-average assumptions:

2005
Expected life (in years)	5.0
Expected volatility	35%
Risk-free interest rate	4.0%
Expected dividend yield	0.0%
Weighted-average grant date fair value	$17.97

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Stock Based Compensation (Continued)

Stock Options

        The following table summarizes stock option activities under the Company's plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 25, 2004	5,587,887	$30.47
Options granted	1,335,908	$47.66
Options exercised	(1,083,680)	$23.98
Options canceled	(285,775)	$39.95

Options outstanding as of December 31, 2005	5,554,340	$35.39
Options granted	889,650	$39.62
Options exercised	(766,209)	$29.97
Options canceled	(285,168)	$41.85

Options outstanding as of December 30, 2006	5,392,613	$36.50
Options granted	934,690	$46.95
Options exercised	(1,737,413)	$31.47
Options canceled	(122,087)	$41.49

Options outstanding as of December 29, 2007	4,467,803	$40.50	5.7 years	$114,467

Options exercisable as of December 31, 2005	3,712,538	$32.08
Options exercisable as of December 30, 2006	3,822,370	$34.04
Options exercisable as of December 29, 2007	2,708,268	$37.92	5.4 years	$76,382

        As of December 29, 2007, the unrecognized compensation cost related to 1,653,963 unvested stock options expected to vest was $18,407. This unrecognized compensation will be recognized over an estimated weighted average amortization period of 33 months.

        The total intrinsic value of options exercised during the fiscal years ending December 29, 2007, December 30, 2006 and December 31, 2005 was $37,342 $12,557 and $27,028, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price. The total amount of cash received from the exercise of these options was $53,963. The actual tax benefit realized for the tax deductions from option exercises totaled $13,399 for the year ended December 29, 2007.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Stock Based Compensation (Continued)

        The following table summarizes significant ranges of outstanding and exercisable options as of December 29, 2007:

					Options Exercisable
						Weighted Average Remaining Contractual Life (In years)
	Options Outstanding
							Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable			Aggregate Intrinsic Value
$00.00–$10.00	28,826	2.02	$4.78	$1,768	28,826	2.02	$4.78	$1,768
$10.01–$20.00	118,470	3.56	14.64	6,100	118,470	3.56	14.63	6,100
$20.01–$30.00	56,768	5.55	27.53	2,191	56,768	5.55	27.53	2,191
$30.01–$40.00	1,691,109	5.14	34.70	53,141	1,188,452	4.94	33.30	39,009
$40.01–$50.00	2,509,843	6.24	46.05	50,385	1,313,852	6.02	45.35	27,285
$50.01–$60.00	62,787	6.55	52.06	883	1,900	7.67	50.59	30

Totals	4,467,803	5.72 years	$40.50	$114,468	2,708,268	5.39 years	$37.92	$76,383

        The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on a closing stock price of $66.12 as of December 29, 2007, that would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 29, 2007 was 2,708,268.

        The following table summarizes the non-vested stock option activity in the equity incentive plans for the fiscal year ending December 29, 2007:

	Stock Options	Weighted Average Exercise Price
Non-vested at December 30, 2006	1,570,243	$42.48
Granted	934,690	46.95
Forfeited	(86,810)	42.75
Vested	(658,588)	43.44

Non-vested at December 29, 2007	1,759,535	$44.47

Restricted Stock

        Stock compensation expense associated with restricted common stock is charged for the market value on the date of grant, less estimated forfeitures, and is amortized over the awards' vesting period on a straight-line basis.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Stock Based Compensation (Continued)

        The following table summarizes the restricted stock activity for 2007:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding December 30, 2006	653,780	$42.91
Granted	331,320	46.93
Vested	(239,668)	44.48
Cancelled	(33,536)	43.13

Outstanding December 29, 2007	711,896	$44.25

        As of December 29, 2007, the unrecognized compensation cost related to 678,295 shares of unvested restricted stock expected to vest was $19,563. This unrecognized compensation will be recognized over an estimated weighted average amortization period of 37 months. The total fair value of restricted stock grants that vested during the fiscal years ending December 29, 2007, December 30, 2006 and December 31, 2005 was $10,661 $9,231 and $1,683, respectively. The actual tax benefit realized for the tax deductions from restricted stock grants that vested totaled $4,351 for the year ended December 29, 2007.

        During 2007, the Company made a performance-based award to the Company's executives. Payout of this award is contingent upon achievement of individualized stretch goals as determined by the Compensation Committee of the Company's Board of Directors. This grant is accounted for in accordance with FAS 123(R), accordingly, compensation expense associated with these awards of $1,883 has been recorded during 2007.

10. Joint Ventures

        The Company holds investments in several joint ventures. These joint ventures are separate legal entities whose purpose is consistent with the overall operations of the Company and represent geographic and business segment expansions of existing markets. The financial results of all joint ventures were consolidated in the Company's results as the Company has the ability to exercise control over these entities. During 2007, the Company acquired the remaining 15% of equity of Charles River Japan from Ajinomoto Company, Inc., the minority interest partner. The interests of the outside joint venture partners in these joint ventures have been recorded as minority interests totaling $3,500 and $9,223 at December 29, 2007 and December 30, 2006, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

11. Commitments and Contingencies

  Operating Leases

        The Company has commitments for various operating leases for machinery and equipment, vehicles, office equipment, land and office space. As a matter of ordinary business course, the Company occasionally guarantees certain lease commitments to landlords. Rent expense for all operating leases was $25,548, $18,134 and $19,542 in 2007, 2006, and 2005, respectively. Future minimum payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consist of the following at December 29, 2007:

2008	$24,920
2009	17,920
2010	9,757
2011	6,364
2012	4,375
Thereafter	20,118

  Insurance

        The Company maintains various insurances which maintain large deductibles up to $500, some with or without stop-loss limits, depending on market availability. Aggregate loss limits for workers compensation and auto liability are projected at $5,200.

  Construction

        The Company has certain purchase commitments related to the completion of our ongoing construction projects which amounted to approximately $99,500 as of December 29, 2007.

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

        The Company reports two segments, called Research Models and Services (RMS) and Preclinical Services (PCS).

        Our RMS segment includes sales of research models, transgenic services, research animal diagnostics, discovery services, consulting and staffing services, vaccine support and in vitro technology (primarily endotoxin testing). Our PCS segment includes services required to take a drug through the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

12. Business Segment and Geographic Information (Continued)

development process including discovery support, toxicology, pathology, biopharmaceutical, bioanalysis, pharmacokinetics and drug metabolism services as well as Phase I clinical trials.

        The following table presents sales and other financial information by business segment. Net sales represent sales originating in entities primarily engaged in either provision of RMS or PCS. Long lived assets include property, plant and equipment, goodwill, other intangibles and other long lived assets.

	2007	2006	2005
Research Models and Services
Net sales	$577,231	$514,999	$503,167
Gross margin	249,348	214,125	215,534
Operating income	177,151	147,789	159,756
Total assets	630,029	674,963	484,975
Long-lived assets	287,058	306,267	217,414
Depreciation and amortization	23,378	20,804	20,015
Capital expenditures	51,086	27,018	24,558
Preclinical Services
Net sales	$653,395	$543,386	$490,161
Gross margin	228,843	192,482	174,170
Operating income	103,541	82,323	67,918
Total assets	2,170,313	1,875,487	1,655,960
Long-lived assets	1,817,173	1,641,935	1,477,407
Depreciation and amortization	63,001	61,779	67,920
Capital expenditures	175,950	154,728	69,885

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Total segment operating income	$280,692	$230,112	$227,674
Unallocated corporate overhead	(53,501)	(41,939)	(42,980)

Consolidated operating income	$227,191	$188,173	$184,694

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

12. Business Segment and Geographic Information (Continued)

        A summary of unallocated corporate overhead consists of the following:

	December 29, 2007	December 30, 2006	December 31, 2005
Restricted stock and performance based compensation expense	$13,119	$8,198	$14,566
U.S. pension expense	7,199	8,459	5,418
Audit, tax and related expense	3,447	3,918	2,679
Executive officers' compensation	3,466	3,613	2,963
Employees' compensation	10,764	8,083	5,627
Global IT	5,004	—	—
Other general unallocated corporate expenses	10,502	9,668	11,727

	$53,501	$41,939	$42,980

        Other general unallocated corporate expenses consist of various costs including those associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury and investor relations.

        The following table presents sales and other financial information by geographic regions. Included in the other non-U.S. category below are the Company's operations located in China, Korea and Mexico. Sales to unaffiliated customers represent net sales originating in entities physically located in the identified geographic area. Long-lived assets include property, plant and equipment, goodwill, other intangibles, and other long-lived assets.

	U.S.	Europe	Canada	Japan	Other Non-U.S.	Consolidated
2007
Sales to unaffiliated customers	$620,915	$339,347	$201,936	$56,435	$11,993	$1,230,626
Long-lived assets	642,406	596,730	809,773	50,844	8,665	2,108,418
2006
Sales to unaffiliated customers	$527,432	$289,072	$173,853	$56,387	$11,641	$1,058,385
Long-lived assets	537,534	580,143	785,420	41,385	3,721	1,948,203
2005
Sales to unaffiliated customers	$499,144	$272,382	$151,839	$58,163	$11,800	$993,328
Long-lived assets	289,406	522,150	835,675	42,693	4,896	1,694,820

13. Discontinued Operations

        During the first quarter of fiscal 2006, the Company initiated actions to sell Phase II-IV of the Clinical business. On May 9, 2006, the Company announced that it entered into a definitive agreement to sell Phase II-IV of the Clinical Services business for $215,000 in cash as part of a portfolio realignment which would allow the Company to capitalize on core competencies. Accordingly, management performed a goodwill impairment test for the Clinical business segment assuming sale of the Phase II-IV business. To determine the fair value of this segment, the Company used a combination of discounted cash flow methodology for the Phase I Clinical business and expected selling price for the Phase II-IV Clinical business. Based on this analysis, it was determined that the book carrying value of

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

13. Discontinued Operations (Continued)

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

        The consolidated financial statements have been reclassified to segregate, as discontinued operations, the assets and liabilities, operating results and cash flows, of the businesses being discontinued for all periods presented. Operating results from discontinued operations are as follows:

	Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net sales	$599	$73,658	$128,900
Income (loss) from operations of discontinued businesses, before income taxes	267	(145,613)	(3,475)
Provision for income taxes	3,413	35,391	315

Income (loss) from operations of discontinued businesses, net of taxes	$(3,146)	$(181,004)	$(3,790)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

13. Discontinued Operations (Continued)

        Assets and liabilities of discontinued operations at December 29, 2007 and December 30, 2006 consisted of the following:

	December 29, 2007	December 30, 2006
Current assets	$1,007	$6,330
Long-term assets	4,187	751

Total assets	$5,194	$7,081

Current liabilities	$748	$3,667

Total liabilities	$748	$3,667

        Current assets included accounts receivable and prepaid income taxes. Non-current assets included property, plant and equipment and other long-term assets. Current liabilities consisted of accounts payable, deferred income and accrued expenses.

14. Subsequent Event

        During the first quarter of fiscal 2008, the Company continued to hold auction rate securities in its long term investment portfolio, as described in footnote 3 to these financial statements. On February 13, 2008 the Company had $21,175 invested in Auction rate securities of which $14,175 failed to settle at auction. All auction rate securities owned by the Company on February 13, 2008 are backed by federal student loans which are guaranteed by the Federal Family Educational Loan Program (FFELP) and continue to carry AAA ratings. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate. As of December 29, 2007 the carrying value of these investments was equal to the fair value based on successful auctions preceding and subsequent to year end. The Company will continue to monitor the value of its auction rate securities each reporting period for a possible impairment if a decline in fair value occurs.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

SUPPLEMENTARY DATA

Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 29, 2007
Total net sales	$291,199	$307,435	$313.964	$318,028
Gross profit	115,573	120,596	123,899	117,763
Operating income (loss)	54,701	56,725	63,631	52,134
Income from continuing operations	37,227	37,841	43,536	38,948
Income (loss) from discontinued businesses, net of tax	(464)	115	(759)	(2,038)
Net income	$36,763	$37,956	$42,777	$36,910
Earnings (loss) per common share
Basic
Continuing operations	$0.56	$0.57	$0.65	$0.58
Discontinued operations	(0.01)	—	(0.01)	(0.03)

Net income	$0.55	$0.57	$0.64	$0.55
Diluted
Continuing operations	$0.55	$0.55	$0.63	$0.55
Discontinued operations	(0.01)	—	(0.01)	(0.03)

Net income	$0.54	$0.55	$0.62	$0.52
Fiscal Year Ended December 30, 2006
Total net sales	$254,141	$267,859	$264,660	$271,725
Gross profit	95,505	107,110	102,262	101,730
Operating income (loss)	43,696	47,702	51,621	45,154
Income from continuing operations	28,515	32,781	32,133	31,792
Income (loss) from discontinued businesses, net of tax	(128,630)	(7,032)	(48,739)	3,397
Net income	$(100,115)	$25,749	$(16,606)	35,189
Earnings (loss) per common share
Basic
Continuing operations	$0.40	$0.46	$0.48	$0.48
Discontinued operations	(1.80)	(0.10)	(0.73)	0.05

Net income	$(1.40)	$0.36	$(0.25)	$0.53
Diluted
Continuing operations	$0.39	$0.46	$0.47	$0.47
Discontinued operations	(1.76)	(0.10)	(0.72)	0.05

Net income	$(1.37)	$0.36	$(0.24)	$0.52
Fiscal Year Ended December 31, 2005
Total net sales	$241,410	$250,890	$242,829	$258,199
Gross profit	96,068	101,604	96,077	95,955
Operating income (loss)	45,427	49,058	47,167	43,042
Income from continuing operations	28,344	31,009	29,889	56,547
Income (loss) from discontinued businesses, net of tax	(696)	851	2,184	(6,129)
Net income	$27,648	$31,860	$32,073	$50,418
Earnings (loss) per common share
Basic
Continuing operations	$0.43	$0.44	$0.42	$0.79
Discontinued operations	(0.01)	0.01	0.03	(0.09)

Net income	$0.42	$0.46	$0.45	$0.70
Diluted
Continuing operations	$0.41	$0.43	$0.41	$0.77
Discontinued operations	(0.01)	0.01	0.03	(0.08)

Net income	$0.40	$0.44	$0.44	$0.69

Quarterly Segment Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 29, 2007
Research Models and Services
Sales	$143,068	$143,803	$145,207	$145,153
Gross margin	63,654	63,109	63,408	59,177
Operating income	47,021	45,268	45,574	39,288
Depreciation and amortization	5,569	5,663	5,780	6,366
Capital Expenditures	7,084	10,688	12,643	20,671
Preclinical Services
Sales	$148,131	$163,632	$168,757	$172,875
Gross margin	51,919	57,847	60,491	58,586
Operating income	23,444	27,426	29,993	22,678
Depreciation and amortization	14,344	15,569	16,180	16,908
Capital Expenditures	30,840	38,724	37,692	68,694
Unallocated corporate overhead	$(15,764)	$(15,969)	$(11,936)	$(9,832)
Total
Sales	$291,199	$307,435	$313,964	$318,028
Gross margin	115,573	120,956	123,899	117,763
Operating income	54,701	56,725	63,631	52,134
Depreciation and amortization	19,913	21,232	21,960	23,274
Capital Expenditures	37,924	49,412	50,335	89,365

Quarterly Segment Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 30, 2006
Research Models and Services
Sales	$128,972	$130,816	$127,560	$127,651
Gross margin	55,866	55,478	52,423	50,358
Operating income	40,476	38,003	36,691	32,619
Depreciation and amortization	5,035	5,237	5,185	5,345
Capital Expenditures	3,566	4,783	3,932	14,737
Preclinical Services
Sales	$125,169	$137,043	$137,100	$144,074
Gross margin	39,639	51,632	49,839	51,372
Operating income	13,788	22,530	22,971	23,034
Depreciation and amortization	14,625	15,288	15,389	16,482
Capital Expenditures	35,821	12,620	39,038	67,249
Unallocated corporate overhead	$(10,568)	$(12,831)	$(8,041)	$(10,499)
Total
Sales	$254,141	$267,859	$264,660	$271,725
Gross margin	95,505	107,110	102,262	101,730
Operating income	43,696	47,702	51,621	45,154
Depreciation and amortization	19,660	20,525	20,574	21,827
Capital Expenditures	39,387	17,403	42,970	81,986

Item 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

        Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of December 29, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)    Changes in Internal Controls

        There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 29, 2007 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

        Management's report on our internal controls over financial reporting can be found in Item 8 of this report. The Independent Registered Public Accounting Firm's report on the effectiveness of our internal control over financial reporting can also be found in Item 8 of this report.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

A.    Directors and Compliance with Section 16(a) of the Exchange Act

        The information required by this Item regarding the directors of the Company and compliance with Section 16(a) of the Exchange Act by the Company's officers and directors will be included in the 2008 Proxy Statement under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference thereto. The information required by this Item regarding the Company's corporate governance will be included in the 2008 Proxy Statement under the section captioned "Corporate Governance" and is incorporated herein by reference thereto.

B.    Executive Officers of the Company

        The information required by this Item regarding the executive officers of the Company is reported in Part I of this Form 10-K under the heading "Supplementary Item. Executive Officers of the Registrant pursuant to Instruction 3 to Item 401(b) of Regulation S-K."

C.    Audit Committee Financial Expert

        The information required by this Item regarding the audit committee of the Board of Directors and financial experts will be included in the 2008 Proxy Statement under the section captioned "The Board of Directors and its Committees—Audit Committee and Financial Experts" and is incorporated herein by reference thereto.

D.    Code of Ethics

        The Company has adopted a Code of Business Conduct and Ethics that applies to all of its employees and directors, including the principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. The Company's Code of Business Conduct and Ethics is posted on our website by selecting the "Corporate Governance" link at http://ir.criver.com. The Company will provide to any person, without charge, a copy of its Code of Business Conduct and Ethics by requesting a copy from the Secretary, Charles River Laboratories, Inc., 251 Ballardvale Street, Wilmington, MA 01887.

E.    Changes to Board Nomination Procedures

        Since February 2004, there have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Item 11.    Executive Compensation

        The information required by this Item will be included in the 2008 Proxy Statement under the sections captioned "Compensation Discussion and Analysis," "2007 Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation and Related Information" and "Report of Compensation Committee" and is incorporated herein by reference thereto.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will be included in the 2008 Proxy Statement under the sections captioned "Beneficial Ownership of Securities" and "Equity Compensation Plan Information" and is incorporated herein by reference thereto. See also Item 5. "Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized

for Issuance Under Equity Compensation Plans" for the disclosure required by Item 201(d) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item will be included in the 2008 Proxy Statement under the sections captioned "Related Person Transaction Policy" and "Corporate Governance—Director Qualification Standards; Director Independence" and is incorporated herein by reference thereto.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item will be included in the 2008 Proxy Statement under the section captioned "Statement of Fees Paid to Independent Registered Public Accounting Firm" and is incorporated herein by reference thereto.

PART IV

Item 15.    Exhibits

Item 15(a)(1) and (2) and Item 15(d) Financial Statements and Schedules

        See "Index to Consolidated Financial Statements and Financial Statements Schedules" at Item 8 to this Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3) and Item 15(c) Exhibits

        The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. The Company has identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(c) of Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Date: February 20, 2008	By:	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ JAMES C. FOSTER James C. Foster	President, Chief Executive Officer and Chairman	February 20, 2008
By:	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman	Corporate Executive Vice President and Chief Financial Officer	February 20, 2008
By:	/s/ NANCY T. CHANG Nancy T. Chang	Director	February 20, 2008
By:	/s/ STEPHEN D. CHUBB Stephen D. Chubb	Director	February 20, 2008
By:	/s/ GEORGE E. MASSARO George E. Massaro	Director	February 20, 2008
By:	/s/ GEORGE M. MILNE, JR. George M. Milne, Jr.	Director	February 20, 2008
By:	/s/ C. RICHARD REESE C. Richard Reese	Director	February 20, 2008

By:	/s/ DOUGLAS E. ROGERS Douglas E. Rogers	Director	February 20, 2008
By:	/s/ SAMUEL O. THIER Samuel O. Thier	Director	February 20, 2008
By:	/s/ WILLIAM H. WALTRIP William H. Waltrip	Director	February 20, 2008

EXHIBIT INDEX

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation of Charles River Laboratories International, Inc. (filed as Exhibit 3.1).(2)
3.2		By-laws of Charles River Laboratories International, Inc. (Filed as Exhibit 3.2).(2)
4.1		Form of certificate representing shares of common stock, $0.01 per value per share (Filed as Exhibit 4.1).(2)
4.2		Indenture dated June 6, 2006, amount Charles river Laboratories International, Inc. and U.S. Bank National Association.(3)
4.3		Form of 2.25% Convertible Senior Note due 2013.(3)
10.1		Severance Agreement between Charles River Laboratories, Inc. and Real H. Renaud, dated January 20, 1992 (Filed as Exhibit 10.10).(1)+
10.2		1999 Charles River Laboratories Officer Separation Plan.(10)+
10.3		Charles River Laboratories 1999 Management Stock Incentive Plan (Filed as Exhibit 10.6)+(4).
10.4		Charles River Laboratories 2000 Incentive Plan, as amended May 2003 and May 2005. (Filed as Exhibit 10.7).(4)+
10.5		Charles River Laboratories 2000 Incentive Plan Inland Revenue Approved Rules for UK Employees (Filed as Exhibit 99.1).(12)+
10.6		Form of Indemnification Agreement (Filed as Exhibit 10.16).(2)+
10.7		Form of Change in Control Agreement (Filed as Exhibit 10.11).(4)+
10.8		Executive Incentive Compensation Plan, as amended.(8)+
10.9		Form of Stock Option Award Agreement under 2000 Incentive Plan.+(6)
10.10		Form of Restricted Stock Award Agreement under 2000 Incentive Plan.+(6)
10.11		Inveresk Research Group, Inc. 2002 Stock Option and Incentive Compensation Plan, as amended and restated as of May 4, 2004.+(5)
10.12		Charles River Laboratories Executive Life Insurance/Supplemental Retirement Income Plan.(7)+
10.13		Deferred Compensation Plan.(8)+
10.14
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
10.15		Charles River Laboratories 2007 Incentive Plan(11)+
10.16		Form of Performance Award Agreement(11)+
10.17	*	Form of Stock Option Award Agreement Under 2007 Incentive Plan
10.18	*	Form of Restricted Stock Award Agreement Under 2007 Incentive Plan
21.1	*	Subsidiaries of Charles River Laboratories International, Inc.
23.1	*	Consent of PricewaterhouseCoopers LLP.
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	*	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

*
Filed herewith.

+
Management contract or compensatory plan, contract or arrangement.

(1)
Previously filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-35524), as amended, filed June 6, 2000.

(2)
Previously filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-35524), as amended, filed June 23, 2000.

(3)
Previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on June 12, 2006.

(4)
Previously filed as an exhibit to the Company's Annual Report on Form 10-K filed on March 14, 2006.

(5)
Previously filed as an exhibit to the Company's Registration Statement on Form S-8, filed on October 20, 2004.

(6)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on November 1, 2004.

(7)
Previously filed as an exhibit to the Company's Annual Report on Form 10-K filed March 9, 2005.

(8)
Previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on February 14, 2006.

(9)
Previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on August 2, 2006.

(10)
Previously filed as an exhibit to the Company's Annual Report on Form 10-K filed on February 27, 2007.

(11)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on May 9, 2007.

(12)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on November 5, 2001.

QuickLinks

PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
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
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers, and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits
  Item 15(a)(1) and (2) and Item 15(d) Financial Statements and Schedules
  Item 15(a)(3) and Item 15(c) Exhibits
SIGNATURES
EXHIBIT INDEX