Form 10-Q
period 2008-03-29
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2008-05-07
CIK 1100682

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2008
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
781-222-6000 (Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 1, 2008, there were 68,128,793 shares of the registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended March 29, 2008

Table of Contents

Special Note on Factors Affecting Future Results

        This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. ("Charles River") that are based on current expectations, estimates, forecasts, and projections about the industries in which Charles River operates and the beliefs and assumptions of our management. Words such as "expect," "anticipate," "target," "goal," "project," "intend," "plan," "believe," "seek," "estimate," "will," "likely," "may," "designed," "would," "future," "can," "could" and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on current expectations and beliefs of Charles River and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: future demand for drug discovery and development products and services, including the outsourcing of these services and other cost reduction activities by our customers; future actions by our management; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of our revenues; our cost structure; the impact of acquisitions and dispositions; the timing of the opening of new and expanded facilities; our expectations with respect to sales growth, efficiency improvements and operating synergies (including the impact of specific actions intended to cause related improvements); changes in our expectations regarding future stock option, restricted stock, performance awards and other equity grants to employees and directors; changes in our expectations regarding our stock repurchases; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our cash flow and liquidity. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 29, 2007 under the section entitled "Risks Related to Our Business and Industry," the section of this Quarterly Report on Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

Part I. Financial Information

Item 1.    Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 29, 2008	March 31, 2007
Net sales related to products	$121,120	$105,477
Net sales related to services	216,565	185,722

Total net sales	337,685	291,199
Costs and expenses
Cost of products sold	61,934	56,134
Cost of services provided	145,374	119,492
Selling, general and administrative	59,306	53,017
Amortization of intangibles	7,571	7,855

Operating income	63,500	54,701
Other income (expense)
Interest income	2,789	2,287
Interest expense	(3,455)	(4,346)
Other, net	(837)	149

Income before income taxes and minority interests	61,997	52,791
Provision for income taxes	16,926	15,310

Income before minority interests	45,071	37,481
Minority interests	83	(254)

Income from continuing operations	45,154	37,227
Loss from discontinued businesses, net of tax	—	(464)

Net income	$45,154	$36,763

Earnings (loss) per common share
Basic:
Continuing operations	$0.67	$0.56
Discontinued operations	$—	$(0.01)

Net income	$0.67	$0.55
Diluted:
Continuing operations	$0.64	$0.55
Discontinued operations	$—	$(0.01)

Net income	$0.64	$0.54

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)

	March 29, 2008	December 29, 2007
Assets
Current assets
Cash and cash equivalents	$239,876	$225,449
Trade receivables, net	239,385	213,908
Inventories	90,881	88,023
Other current assets	75,309	79,477
Current assets of discontinued operations	638	1,007

Total current assets	646,089	607,864
Property, plant and equipment, net	788,218	748,793
Goodwill, net	1,122,011	1,120,540
Other intangibles, net	143,184	148,905
Deferred tax asset	83,897	89,255
Other assets	57,141	85,993
Long term assets of discontinued operations	4,187	4,187

Total assets	$2,844,727	$2,805,537

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$33,743	$25,051
Accounts payable	36,772	36,715
Accrued compensation	36,805	53,359
Deferred revenue	97,556	102,021
Accrued liabilities	69,743	61,366
Other current liabilities	27,480	23,268
Current liabilities of discontinued operations	738	748

Total current liabilities	302,837	302,528
Long-term debt	476,367	484,998
Other long-term liabilities	152,024	154,044

Total liabilities	931,228	941,570
Commitments and contingencies
Minority interests	3,473	3,500
Shareholders' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 75,970,036 issued and 68,249,593 outstanding at March 29, 2008 and 75,427,649 issued and 68,135,324 shares outstanding at December 29, 2007	760	754
Capital in excess of par value	1,924,645	1,906,997
Retained earnings	222,683	177,529
Treasury stock, at cost, 7,720,443 shares and 7,292,325 shares at March 29, 2008 and December 29, 2007, respectively	(335,943)	(310,372)
Accumulated other comprehensive income	97,881	85,559

Total shareholders' equity	1,910,026	1,860,467

Total liabilities and shareholders' equity	$2,844,727	$2,805,537

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 29, 2008	March 31, 2007
Cash flows relating to operating activities
Net income	$45,154	$36,763
Less: Loss from discontinued operations	—	(464)

Income from continuing operations	45,154	37,227
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	22,333	19,913
Non-cash compensation	6,321	5,455
Other, net	2,882	1,240
Changes in assets and liabilities:
Trade receivables	(21,690)	(6,220)
Inventories	(890)	(3,044)
Other assets	(893)	(3,901)
Accounts payable	(3,477)	8,001
Accrued compensation	(17,353)	(11,808)
Deferred revenue	(4,465)	(4,672)
Accrued liabilities	(1,709)	1,290
Other liabilities	4,190	(4,387)

Net cash provided by operating activities	30,403	39,094

Cash flows relating to investing activities
Acquisition of businesses, net of cash acquired	(3,237)	(10,899)
Capital expenditures	(39,704)	(37,924)
Purchases of marketable securities	(1,296)	(92,083)
Proceeds from sales of property, plant and equipment	96	—
Proceeds from sale of marketable securities	34,817	84,746

Net cash used in investing activities	(9,324)	(56,160)

Cash flows relating to financing activities
Payments on long-term debt, capital lease obligation and revolving credit agreement	—	(18,914)
Proceeds from exercises of employee stock options	8,904	4,939
Excess tax benefit from exercises of employee stock options	1,773	1,824
Dividends paid to minority interests	—	(1,357)
Purchase of treasury stock	(24,783)	(6,294)

Net cash used in financing activities	(14,106)	(19,802)

Discontinued operations
Net cash provided by (used in) operating activities	356	(2,605)

Net cash provided by (used in) discontinued operations	356	(2,605)

Effect of exchange rate changes on cash and cash equivalents	7,098	630

Net change in cash and cash equivalents	14,427	(38,843)
Cash and cash equivalents, beginning of period	225,449	175,380

Cash and cash equivalents, end of period	$239,876	$136,537

Supplemental cash flow information
Capitalized interest	$876	$1,680

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (UNAUDITED)

(dollars in thousands)

	Total	Common Stock	Capital in Excess of Par	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Income
Balance at December 29, 2007	$1,860,467	$754	$1,906,997	$177,529	$(310,372)	$85,559
Components of comprehensive income, net of tax:
Net income	45,154	—	—	45,154	—	—
Foreign currency translation adjustment	12,751	—	—	—	—	12,751
Amortization of pension, net gain/loss and prior service cost	103	—	—	—	—	103
Unrealized loss on marketable securities	(532)	—	—	—	—	(532)

Total comprehensive income	57,476	—	—	—	—	—
Tax benefit associated with stock issued under employee compensation plans	2,575	—	2,575	—	—	—
Issuance of stock under employee compensation plans	8,758	6	8,752	—	—	—
Acquisition of treasury shares	(25,571)	—	—	—	(25,571)	—
Stock-based compensation	6,321	—	6,321	—	—	—

Balance at March 29, 2008	$1,910,026	$760	$1,924,645	$222,683	$(335,943)	$97,881

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1. Basis of Presentation

        The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to state fairly the financial position and results of operations of Charles River Laboratories International, Inc. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 29, 2007.

        Certain amounts in prior-year financial statements and related notes have been reclassified to conform with the current year presentation.

2. Business Acquisitions

        The results of acquired businesses are included in the accompanying consolidated financial statements from the date of acquisition. Significant acquisitions include the following.

        On June 14, 2007, we entered into a joint venture with Shanghai BioExplorer Co., Ltd., a Shanghai, China-based provider of preclinical services, to form Charles River Laboratories Preclinical Services—China. We paid $2,400 in cash for a 75% ownership interest in the joint venture. Additionally, as part of the agreement, the joint venture purchased the net assets of Shanghai BioExplorer for a purchase price of $1,532 including transaction costs of $543. Intangible assets of $935 were recorded by the joint venture based on the preliminary purchase price allocation.

        On January 4, 2007, we acquired the remaining 15% of the equity (319,199 common shares) of Charles River Laboratories Japan, Inc., ("Charles River Japan") from Ajinomoto Company Inc., the minority interest partner. As of the effective date of this transaction, we own 100% of Charles River Japan. The purchase price for the equity was 1.3 billion Yen, or approximately $10,899, which was paid in cash. The purchase price allocation is as follows:

Minority interest acquired	$5,624
Property, plant and equipment	2,224
Deferred tax liability	(4,187)
Intangible asset (customer relationships with 15 year estimated amortization life)	$7,238

$10,899

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Supplemental Balance Sheet Information

        The composition of trade receivables is as follows:

	March 29, 2008	December 29, 2007
Customer receivables	$191,937	$165,057
Unbilled revenue	50,778	52,033

Total	242,715	217,090
Less allowance for doubtful accounts	(3,330)	(3,182)

Net trade receivables	$239,385	$213,908

        The composition of inventories is as follows:

	March 29, 2008	December 29, 2007
Raw materials and supplies	$12,846	$13,139
Work in process	10,551	9,794
Finished products	67,484	65,090

Inventories	$90,881	$88,023

        The composition of other current assets is as follows:

	March 29, 2008	December 29, 2007
Prepaid assets	$28,060	$26,087
Deferred tax asset	25,557	25,506
Marketable securities	8,344	14,958
Prepaid income tax	8,225	7,214
Restricted cash	3,261	3,493
Other	1,862	2,219

Other current assets	$75,309	$79,477

        The composition of net property, plant and equipment is as follows:

	March 29, 2008	December 29, 2007
Land	$36,449	$35,934
Buildings	583,974	518,090
Machinery and equipment	371,590	337,215
Leasehold improvements	16,807	17,139
Furniture and fixtures	8,853	7,734
Vehicles	5,277	5,042
Construction in progress	158,902	199,399

Total	1,181,852	1,120,553
Less accumulated depreciation	(393,634)	(371,760)

Net property, plant and equipment	$788,218	$748,793

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Supplemental Balance Sheet Information (Continued)

        Depreciation expense for the three months ended March 29, 2008 and March 31, 2007 was $14,762 and $12,058, respectively.

        The composition of other assets is as follows:

	March 29, 2008	December 29, 2007
Deferred financing costs	$8,250	$8,632
Cash surrender value of life insurance policies	21,321	22,027
Long term marketable securities	20,592	48,457
Other assets	6,978	6,877

Other assets	$57,141	$85,993

        The composition of other current liabilities is as follows:

	March 29, 2008	December 29, 2007
Accrued income taxes	$23,719	$21,438
Current deferred tax liability	1,347	1,347
Accrued interest and other	2,414	483

Other current liabilities	$27,480	$23,268

        The composition of other long-term liabilities is as follows:

	March 29, 2008	December 29, 2007
Deferred tax liability	$69,293	$70,914
Long-term pension liability	34,559	35,729
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	29,791	29,293
Other long-term liabilities	18,381	18,108

Other long-term liabilities	$152,024	$154,044

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

4. Marketable Securities

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	March 29, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading Securities
Mutual funds	2,778	—	(268)	2,510
U.S. Treasury securities	848	1	—	849
Available-for-sale Securities
Auction rate securities	$21,175	$—	$(583)	$20,592
Bank time deposits	4,985	—	—	4,985

Total securities	$29,786	$1	$(851)	$28,936

	December 29, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading Securities
Mutual funds	2,161	280	(69)	2,372
Available-for-sale Securities
Auction rate securities	$38,175	$—	$—	$38,175
Corporate debt securities	13,620	21	(91)	13,550
Bank time deposits	4,983	—	—	4,983
Government securities and obligations	4,339	—	(4)	4,335

Total securities	$63,278	$301	$(164)	$63,415

        As of March 29, 2008 and December 29, 2007, we held $20,592 and $38,175 in auction rate securities which are variable rate debt instruments, that bear interest rates structured to reset approximately every 35 days. The auction rate securities owned by us are rated AAA by a major credit rating agency and are guaranteed by the Federal Family Education Loan Program (FFELP). The underlying securities have contractual maturities which are generally greater than ten years. We have classified these investments as long-term consistent with the term of the underlying security. At December 29, 2007, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. Due to the current trading environment of these securities, fair value as of March 29, 2008 was determined by management utilizing an independent valuation which was based upon a discounted cash flow methodology incorporating assumptions that reflect the assumptions a marketplace participant would use. We evaluate securities for other-than-temporary impairment on a quarterly basis and more frequently when conditions warrant such evaluation. We have the ability and intent to hold these securities for a period of time sufficient to recover all gross unrealized losses. Accordingly, we have not recognized an other-than-temporary impairment for these securities.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

4. Marketable Securities (Continued)

        Maturities of investments are as follows:

	March 29, 2008		December 29, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$8,611	$8,344	$14,752	$14,958
Due after one year through five years	21,175	20,592	48,526	48,457

	$29,786	$28,936	$63,278	$63,415

        Marketable securities due after one year are included in other assets on the consolidated balance sheets.

5. Goodwill and Other Intangible Assets

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	March 29, 2008		December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$1,134,995	$(12,984)	$1,133,432	$(12,892)

Other intangible assets not subject to amortization:
Research models	$3,438	$—	$3,438	$—
Other intangible assets subject to amortization:
Backlog	60,571	(60,571)	62,250	(62,250)
Customer relationships	225,420	(91,076)	224,871	(85,000)
Customer contracts	1,655	(1,655)	1,655	(1,655)
Trademarks and trade names	4,577	(3,727)	3,274	(2,350)
Standard operating procedures	657	(615)	1,356	(1,310)
Other identifiable intangible assets	10,578	(6,068)	10,819	(6,193)

Total other intangible assets	$306,896	$(163,712)	$307,663	$(158,758)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

5. Goodwill and Other Intangible Assets (Continued)

        The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

		Adjustments to Goodwill
	Balance at December 29, 2007			Balance at March 29, 2008
		Acquisitions	Other
Research Models and Services
Gross carrying amount	$22,006	$—	$455)	$22,461
Accumulated amortization	(4,902)	—	(92)	(4,994)
Preclinical Services
Gross carrying amount	1,111,426	—	1,108	1,112,534
Accumulated amortization	(7,990)	—	—	(7,990)
Total
Gross carrying amount	$1,133,432	$—	$1,563	$1,134,995
Accumulated amortization	(12,892)	—	(92)	(12,984)

6. Long-Term Debt

Long-Term Debt

        Long-term debt consists of the following:

	March 29, 2008	December 29, 2007
Senior convertible debentures	$350,000	$350,000
Term loan facilities	159,200	159,200
Revolving credit facility	—	—
Other long-term debt, represents secured and unsecured promissory notes, interest rates between 0% and 11.6% at December 29, 2007, maturing between 2008 and 2013	910	849

Total debt	510,110	510,049
Less: current portion of long-term debt	(33,743)	(25,051)

Long-term debt	$476,367	$484,998

        At March 29, 2008, the fair value of our outstanding convertible senior notes was approximately $474,250, based on their quoted market value, and no conversion triggers were met.

        The interest rates applicable to term loans and revolving loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio. Based on our leverage ratio, the margin range for LIBOR-based loans is 0.625% to 0.875%. As of March 28, 2008, the interest rate margin was 0.625%.

        We had $5,466 outstanding under letters of credit as of March 29, 2008.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

6. Long-Term Debt (Continued)

        Principal maturities of existing debt for the periods set forth in the table below are as follows:

Twelve months ending March
2009	$33,743
2010	34,542
2011	76,208
2012	15,609
2013	350,008

Total	$510,110

7. Shareholders' Equity

Earnings (Loss) per Share

        Basic earnings per share for the three months ended March 29, 2008 and March 31, 2007 were computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for the three months ended March 29, 2008 and March 31, 2007 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.

        Options to purchase 802,025 shares and 2,835,244 shares were outstanding at March 29, 2008 and March 31, 2007, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

        Basic weighted average shares outstanding for the three months ended March 29, 2008 and March 31, 2007 excluded the weighted average impact of 856,058 and 948,060, respectively, of non-vested fixed restricted stock awards.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Shareholders' Equity (Continued)

        The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings (loss) per share:

	Three Months Ended
	March 29, 2008	March 31, 2007
Numerator:
Income from continuing operations for purposes of calculating earnings per share	$45,154	$37,227

Loss from discontinued businesses	$—	$(464)

Denominator:
Weighted average shares outstanding—Basic	67,504,848	66,346,152
Effect of dilutive securities:
2.25% senior convertible debentures	1,421,424	—
Stock options and contingently issued restricted stock	1,363,212	1,153,912
Warrants	269,972	132,716

Weighted average shares outstanding—Diluted	70,559,456	67,632,780

Basic earnings per share from continuing operations	$0.67	$0.56
Basic earnings (loss) per share from discontinued operations	$—	$(0.01)
Diluted earnings per share from continuing operations	$0.64	$0.55
Diluted earnings (loss) per share from discontinued operations	$—	$(0.01)

        The sum of the earnings per share from continuing operations and the earnings (loss) per share from discontinued operations does not necessarily equal the earnings (loss) per share from net income in the condensed consolidated statements of operations due to rounding.

Treasury Shares

        Our Board of Directors has authorized a share repurchase program, originally authorized on July 27, 2005 and subsequently amended on October 26, 2005, May 9, 2006 and August 1, 2007, to acquire up to a total of $400,000 of common stock. The program does not have a fixed expiration date. In order to facilitate these share repurchases, we entered into Rule 10b5-1 Purchase Plans. As of March 29, 2008, approximately $75,284 remains authorized for share repurchases.

        Share repurchases during the three months ended March 29, 2008 and March 31, 2007 were as follows:

	Three Months Ended
	March 29, 2008	March 31, 2007
Number of shares of common stock repurchased	352,000	95,200
Total cost of repurchase	$21,116	$4,210

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Shareholders' Equity (Continued)

        Additionally, our 2000 Incentive Plan and 2007 Incentive Plan permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the quarters ended March 29, 2008 and March 31, 2007, we acquired 76,118 shares for $4,455 and 44,340 shares for $2,084, respectively, as a result of such withholdings.

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

        As part of our recapitalization in 1999, we issued 150,000 units, each comprised of a $1,000 senior subordinated note and a warrant to purchase 7.6 shares of our common stock for total proceeds of $150,000. We allocated the $150,000 offering proceeds between the senior subordinated notes ($147,872) and the warrants ($2,128), based upon the estimated fair value. The portion of the proceeds allocated to the warrants is reflected as capital in excess of par in the accompanying consolidated financial statements. Each warrant entitles the holder, subject to certain conditions, to purchase 7.6 shares of our common stock at an exercise price of $5.19 per share of common stock, subject to adjustment under some circumstances. Upon exercise, the holders of warrants would be entitled to purchase 147,250 shares of our common stock as of March 29, 2008. The warrants expire on October 1, 2009.

8. Income Taxes

        The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statement of income:

	Three Months Ended
	March 29, 2008	March 31, 2007
Income before income taxes and minority interest	$61,997	$52,791
Effective tax rate	27.3%	29.0%
Provision for income tax	$16,926	$15,310

        Our overall effective tax rate was 27.3% in the first quarter of 2008 and 29.0% in the first quarter of 2007. The decrease from the 29.0% effective tax rate in the first quarter of 2007 is primarily attributable to reductions in corporate income tax rates in Germany, Canada and the United Kingdom.

        We adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109 ("SFAS 109") on December 31, 2006. As a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits. The total amount of unrecognized tax benefits as of the date of adoption was

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Income Taxes (Continued)

$17,514. At March 29, 2008 the amount of unrecognized tax benefits was $25,680. The increase from the date of adoption is primarily due to the continuing evaluation of uncertain tax positions. The amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate was $8,260 at the date of adoption and $16,013 as of March 29, 2008.

        We continue to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest relating to uncertain tax positions as of December 29, 2007 and March 29, 2008 is approximately $1,753 and $1,918, respectively. We have not recorded a provision for penalties associated with unrecognized tax benefits.

        We conduct business globally and, as a result, we file income tax returns in the U.S. and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including but not limited to such major jurisdictions as Canada, the United Kingdom and the United States. With few exceptions, we are no longer subject to U.S. and international income tax examinations for years before 2002.

        We and certain of our subsidiaries are currently under audit in multiple jurisdictions including examinations by Canada Revenue Agency and the Internal Revenue Service in the United States. In regards to the Internal Revenue Service examinations of the 2004 tax returns of the Company and an acquired subsidiary, we filed our formal protest of certain proposed income tax adjustments with the Appeals Division on July 2, 2007. We do not believe that the ultimate settlement of these proposed adjustments will have a material impact to the financial statements. It is likely that the examination phase of the Canadian audit may conclude in 2008. We have appropriately provided for all unrecognized tax benefits

        Due to the extensive protocol involved in finalizing audits with the relevant tax authorities, including potential formal legal proceedings, we have concluded that it is not reasonably possible that the total amount of unrecognized tax benefits will significantly change before December 27, 2008.

9. Employee Benefits

        The following table provides the components of net periodic benefit cost for our defined benefit plans:

	Pension Benefits		Supplemental Retirement Benefits
	March 29,2008	March 31,2007	March 29,2008	March 31,2007
Service cost	$1,476	$1,530	$226	$220
Interest cost	3,260	2,836	426	396
Expected return on plan assets	(3,525)	(3,080)	—	—
Amortization of prior service cost	(134)	(132)	125	125
Amortization of net loss (gain)	18	108	96	143

Net periodic benefit cost	$1,095	$1,262	$873	$884

        We contributed $2,630 and $2,203 to our pension plans during the three months ended March 29, 2008 and March 31, 2007, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

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

        The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. The effect of recording stock-based compensation for the three months ended March 29, 2008 and March 31, 2007 was as follows:

	Three Months Ended
	March 29, 2008	March 31, 2007
Stock-based compensation expense by type of award:
Stock options	$2,987	$2,538
Restricted stock	3,334	2,917

Stock-based compensation expense before tax	6,321	5,455
Income tax benefit	(2,173)	(1,698)

Reduction to net income	$4,148	$3,757

Reduction to earnings per share
Basic	$0.06	$0.06
Diluted	$0.06	$0.06
Effect on income by line item:
Cost of sales	$1,866	$1,788
Selling and administration	4,455	3,667

Stock-based compensation expense before tax	6,321	5,455
Income tax benefit	(2,173)	(1,698)

Reduction to net income	$4,148	$3,757

        We estimate the fair value of stock options using the Black-Scholes valuation model. Key inputs and assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the risk-free interest rate over the option's expected term, the expected annual dividend yield and the expected stock price volatility. The expected stock price volatility assumption was determined using the historical volatility of our common stock over the expected life of the option. The risk free interest rate was based on the market yield for the five-year U.S. Treasury security. The expected life of options was determined using historical option exercise activity. Management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

10. Stock-Based Compensation Plans (Continued)

        The fair values of stock-based awards granted were estimated on the grant date using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 29, 2008	March 31, 2007
Expected life (in years)	4.50	5.00
Expected volatility	24%	30%
Risk-free interest rate	2.75%	4.60%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$14.84	$16.38

Stock Options

        The following table summarizes the stock option activity in the equity incentive plans from December 29, 2007 through March 29, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 29, 2007	4,467,803	$40.50
Options granted	746,020	$58.67
Options exercised	(243,881)	$35.93
Options canceled	(35,473)	$44.33

Options outstanding as of March 29, 2008	4,934,469	$43.45	5.69 years	$76,519

Options exercisable as of March 29, 2008	2,923,992	$39.55	5.32 years	$56,694

        As of March 29, 2008, the unrecognized compensation cost related to 1,889,848 unvested stock options expected to vest was $25,747 . This unrecognized compensation will be recognized over an estimated weighted average amortization period of 38 months.

        The total intrinsic value of options exercised during the three months ending March 29, 2008 and March 31, 2007 was $6,276 and $3,778, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price. The total amount of cash received from the exercise of options during the three months ended March 29, 2008 and March 31, 2007 was $8,758 and $4,939, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $5,634 and $4,939 for the three months ending March 29, 2008 and March 31, 2007, respectively.

        We settle employee stock option exercises with newly issued common shares.

Restricted Stock

        Stock compensation expense associated with restricted common stock is charged for the market value on the date of grant, less estimated forfeitures, and is amortized over the awards' vesting period on a straight-line basis.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

10. Stock-Based Compensation Plans (Continued)

        The following table summarizes the restricted stock activity from December 29, 2007 through March 29, 2008:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding December 29, 2007	711,896	$44.25
Granted	328,638	$58.64
Vested	(233,592)	$48.81
Canceled	(11,984)	$44.11

Outstanding March 29, 2008	794,958	$48.86

        As of March 29, 2008, the unrecognized compensation cost related to 754,567 shares of unvested restricted stock expected to vest was $31,680. This unrecognized compensation will be recognized over an estimated weighted average amortization period of 39 months. The total fair value of restricted stock grants that vested during the three months ending March 29, 2008 and March 31, 2007 was $11,405 and $6,839, respectively.

Performance Based Stock Award Program

        During the first quarter of 2008, compensation expense of $682 was recorded associated with performance based stock awards. Payout of the total 2008 performance based stock award which can range up to 76,375 shares is contingent upon achievement of individualized challenging goals as determined by our Board of Directors.

11. Commitments and Contingencies

        Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against us. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect our consolidated financial statements. In addition, we have certain purchase commitments related to the completion of ongoing capacity expansion which amounts to approximately $76,000 as of March 29, 2008.

12. Business Segment Information

        We report two segments, Research Models and Services (RMS) and Preclinical Services (PCS).

        Our RMS segment includes sales of research models, genetically engineered models and services, research animal diagnostics, discovery services, consulting and staffing services, vaccine support and endotoxin and microbial detection. Our PCS segment includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical, bioanalysis, pharmacokinetics and drug metabolism services as well as Phase I clinical trials.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

12. Business Segment Information (Continued)

        The following table presents sales to unaffiliated customers and other financial information by product line segment.

	Three Months Ended
	March 29, 2008	March 31, 2007
Research Models and Services
Net sales	$168,596	$143,068
Gross margin	76,256	63,654
Operating income	55,813	47,021
Depreciation and amortization	6,659	5,569
Capital expenditures	10,146	7,084
Preclinical Services
Net sales	$169,089	$148,131
Gross margin	54,121	51,919
Operating income	23,268	23,444
Depreciation and amortization	15,674	14,344
Capital expenditures	29,558	30,840

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended
	March 29, 2008	March 31, 2007
Total segment operating income	$79,081	$70,465
Unallocated corporate overhead	(15,581)	(15,764)

Consolidated operating income	$63,500	$54,701

        A summary of unallocated corporate overhead consists of the following:

	Three Months Ended
	March 29, 2008	March 31, 2007
Stock-based compensation expense	$3,067	$2,555
U.S. retirement plans	1,615	1,842
Audit, tax and related expenses	709	1,207
Salary and bonus	4,341	3,397
Global IT	1,626	1,740
Employee health and fringe cost	1,102	1,868
Consulting and outside services	809	984
Other general unallocated corporate expenses	2,312	2,171

	$15,581	$15,764

        Other general unallocated corporate expenses consist of various costs including those associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury and investor relations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

13. Fair Value

        Effective December 30, 2007, we adopted SFAS No. 157, "Fair Value Measurements" (SFAS 157) and SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value which are provided in the table below. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The adoption of both SFAS 157 and SFAS 159 had no impact on our financial statements.

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets include bank time deposits, mutual funds and U.S. Treasury securities that are traded in an active exchange market.
Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes auction rate securities where independent pricing information was not able to be obtained.

        Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 29, 2008 using
Assets	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Auction rate securities	—	—	$20,592	20,592
Bank time deposits	4,985	—	—	4,985
Mutual funds	2,510	—	—	2,510
U.S. Treasury securities	849	—	—	849
Fair value of life policies	13,705	—	—	13,705

Total assets	22,049	—	$20,592	42,641

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

13. Fair Value (Continued)

        The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended March 29, 2008. Our auction rate securities were valued at fair value by management utilizing an independent valuation which used pricing models and discounted cash flow methodologies incorporating assumptions that reflect the assumptions a marketplace participant would use at March 29, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction rate securities
Balance, December 30, 2007	$—
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(583)

Purchases, issuances and settlements	—

Transfers in and/or (out) of Level 3	21,175

Balance, March 29, 2008	$20,592

        Certain assets and liabilities are measured at fair value on a non-recurring basis. As of March 29, 2008, we have not applied the provisions of SFAS 157 to these assets and liabilities in accordance with FASB "Staff Position FAS 157-2: Effective Date of SFAS 157" (FSP 157-2). FSP 157-2 partially defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and removes certain leasing transactions from the scope of SFAS 157. SFAS 157 as amended by this FSP is effective for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008 and will be applied prospectively.

14. Recently Issued Accounting Standards

        In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities" (FAS 161). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement is not expected to have an impact on our consolidated financial statements.

        In February 2008, the FASB issued a FSP 157-2 that (1) partially deferred the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of SFAS 157. SFAS 157 as amended by this FSP is effective for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008 and will be applied prospectively. The provisions of SFAS 157 are not expected to have a material impact on our consolidated financial statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

14. Recently Issued Accounting Standards (Continued)

        In February 2008, the FASB issued FASB "Staff Position FAS 140-3: Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP 140-3)." FSP 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer for a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under Statement 140. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under Statement 140. This FSP is not expected to have an impact on our consolidated financial statements.

        The FASB issued SFAS No. 141(R), "Business Combinations" (SFAS 141(R)) and No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (SFAS 160) in December 2007. SFAS 141(R) and SFAS 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. In addition, SFAS 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after its effective date. SFAS 141(R) applies prospectively to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. An entity may not apply SFAS 141(R) before that date. We are evaluating the impact of adopting the provisions of SFAS 141(R) and SFAS 160 on our financial position and results of operations.

15. Subsequent Event

        On April 16, 2008 our Board of Directors voted to stop the accrual of benefits under our United States pension plan. In accordance with SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," we anticipate recording a pretax gain of approximately $4,200 during the second quarter of 2008.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes.

Overview

  Continuing Operations

        We are a leading global provider of solutions that advance the drug discovery and development process, including research models and associated services and outsourced preclinical services. We partner with global pharmaceutical companies, a wide range of biotechnology companies, as well as government agencies, leading hospitals and academic institutions throughout the world in order to bring drugs to market faster and more efficiently. Our broad portfolio of products and services enables our customers to reduce costs, increase speed to market and enhance their productivity and effectiveness in drug discovery and development. We currently operate over 60 facilities in 15 countries worldwide. We have been in business for over 60 years. We have built upon our core competency of laboratory animal medicine and science (research model technologies) to develop a diverse and growing portfolio of regulatory compliant preclinical services which address drug discovery and development in the preclinical arena.

        Our first quarter sales growth was driven by spending by major pharmaceuticals, biotechnology companies and academic institutions on our global products and services, which aid in their development of new drugs and products. Future drivers for our business as a whole are primarily expected to emerge from our customers' continued growing demand for drug discovery and development services, including increased strategic focus on outsourcing.

        In order to meet the growing demand, we initiated a significant capacity expansion program, which we believe, along with our continued focus on our core competencies of laboratory animal medicine and science and regulatory compliant preclinical services, will position us to take advantage of these long-term opportunities. Our capital expenditures of $39.7 million during the three months ended March 29, 2008, and our planned capital expenditures in the range of $220 million to $240 million for total 2008, reflect our ongoing commitment to this strategy. In the first quarter of 2008, in addition to opening our new site in Nevada we continued constructing additional Preclinical Services (PCS) capacity in Canada, Ohio, Scotland and China. We believe our new China facility will enable us to be the partner of choice for our global pharmaceutical customers as they establish and expand research and development activities in China. In the Research Models & Services (RMS) segment, we continue to progress in the construction of our facility in Maryland, which will support the National Cancer Institute (NCI) contract and commercial production. In addition to internally generated organic growth, our business strategy includes strategic "bolt-on" acquisitions that complement our business, increase the rate of our growth or geographically expand our existing services.

        Total net sales during the first quarter of 2008 were $337.7 million, an increase of 16.0% over the same period last year. The sales increase was due primarily to increased customer demand and higher pricing. The effect of foreign currency translation added 4.2% to sales growth. Our gross margin decreased to 38.6% of net sales, compared to 39.7% of net sales for the first quarter of 2007, due primarily to unfavorable foreign exchange on costs in our PCS Canada locations along with transition costs to our new Nevada facility partially offset by improved capacity utilization in the RMS segment. Operating expense grew at a lower rate than our sales increase for the first quarter of 2008. Operating expense as a percent of sales improved to 17.6% in the first quarter of 2008, compared to 18.2% for the first quarter of 2007. Our operating income for the first quarter of 2008 was $63.5 million compared to $54.7 million for the first quarter of 2007 an increase of 16.1%. The operating margin was 18.8% which was flat compared to prior year due to higher sales and improved capacity utilization offset by foreign exchange in Canada and transition costs to our new facility in Nevada.

        Net income from continuing operations was $45.2 million for the three months ended March 29, 2008 compared to $37.2 million for the three months ended March 31, 2007. Diluted earnings per share from continuing operations for the first quarter of 2008 were $0.64 compared to $0.55 for the first quarter of 2007.

        We report two segments: Research Models and Services (RMS) and Preclinical Services (PCS), which reflect the manner in which our operating units are managed.

        Our RMS segment, which represented 49.9% of net sales in the first quarter of 2008, includes research models, genetically engineered models and services (GEMS), research animal diagnostics, discovery services, consulting and staffing services, vaccine support and endotoxin and microbiological detection. Net sales for this segment increased 17.8% compared to the first quarter of 2007, due to increased small model sales in the United States and Europe, increased consulting and staffing services revenue, higher sales of GEMS and higher sales of endotoxin and microbial detection. Favorable foreign currency translation increased the net sales gain by 6.3%. We experienced increases in both the RMS gross margin and operating margin (to 45.2% from 44.5% and to 33.1% from 32.9%, respectively), mainly due to the impact of increased small model sales in the United States and Europe, increased in-vitro revenue along with increased GEMS profitability.

        Our PCS segment, which represented 50.1% of net sales in the first quarter of 2008, includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical, bioanalysis, pharmacokinetics and drug metabolism services as well as Phase I clinical trials. Sales for this segment increased 14.1% over the first quarter of 2008. Sales were driven by continuing strong demand for general and specialty toxicology studies by pharmaceutical and biotechnology customers. Favorable foreign currency increased sales growth by 2.2%. We experienced decreases in both the PCS gross margin and operating margin (to 32.0% from 35.0% and to 13.8% from 15.8%, respectively), mainly due to the impact of higher foreign exchange rates on our Canadian facility and transition costs to our new Nevada facility, partially offset by increased margins at our Massachusetts facility. We expect to see increasing levels of customer demand for general and specialty toxicology studies. We continue to focus on meeting the growing demand for our preclinical services and increased outsourcing trends through our capital expansion program.

Discontinued Operations

        Our former Phase II-IV Clinical Services and our Interventional and Surgical Services (ISS) businesses are reported as discontinued operations. Our historical information has been reclassified to reflect discontinued operations.

Net Income

        Net income for 2008 was $45.2 million compared to $36.8 million in 2007.

Three Months Ended March 29, 2008 Compared to Three Months Ended March 31, 2007

        Net Sales.    Net sales for the three months ended March 29, 2008 were $337.7 million, an increase of $46.5 million, or 16.0%, from $291.2 million for the three months ended March 31, 2007.

        Research Models and Services.    For the three months ended March 29, 2008, net sales for our RMS segment were $168.6 million, an increase of $25.5 million, or 17.8%, from $143.1 million for the three months ended March 31, 2007, due to strong demand for research models from large pharmaceutical and biotechnology customers in North America and Europe, increased demand for services including GEMS and consulting and staffing services, and higher sales of endotoxin and microbial detection products. Favorable foreign currency translation increased our net sales gain by 6.3%.

        Preclinical Services.    For the three months ended March 29, 2008, net sales from this segment were $169.1 million, an increase of $21.0 million, or 14.1%, from $148.1 million for the three months ended March 31, 2007. Favorable foreign currency translation increased our net sales gain by 2.2%. The increase in PCS sales was primarily due to the increased customer demand for toxicology and other specialty preclinical services, reflecting increased drug development efforts and customer outsourcing.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided during the first quarter of 2008 was $207.3 million, an increase of $31.7 million, or 18.0%, from $175.6 million during the first quarter of 2007. Cost of products sold and services provided during the three months ended March 29, 2008 was 61.4% of net sales, compared to 60.3% during the three months ended March 31, 2007 due to unfavorable foreign exchange on costs in our PCS Canada locations along with increased costs due to our transition to our Nevada facility partially offset by improved capacity utilization in the RMS segments.

        Research Models and Services.    Cost of products sold and services provided for RMS during the first quarter of 2008 was $92.3 million, an increase of $12.9 million, or 16.3%, compared to $79.4 million in 2007. Cost of products sold and services provided for the three months ended March 29, 2008 decreased to 54.8% of net sales compared to 55.5% of net sales for the three months ended March 31, 2007. The improvement in cost as a percentage of sales was due to greater facility utilization as a result of the increased sales during the quarter.

        Preclinical Services.    Cost of products sold and services provided for the Preclinical Services segment during the first quarter of 2008 was $115.0 million, an increase of $18.8 million, or 19.5%, compared to $96.2 million in 2007. Cost of products sold and services provided as a percentage of net sales was 68.0% during the three months ended March 29, 2008, compared to 65.0% for the three months ended March 31, 2007. The increase in cost of products sold and services provided as a percentage of net sales was primarily due to unfavorable foreign exchange on costs in our PCS Canada locations along with transition costs to our new Nevada facility partially offset by increased margins at our Massachusetts facility.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended March 29, 2008 were $59.3 million, an increase of $6.3 million, or 11.9%, from $53.0 million for the three months ended March 31, 2007. Selling, general and administrative expenses during the first quarter of 2008 were 17.6% of net sales compared to 18.2% of net sales during the first quarter of 2007. The decrease as a percent of sales was due primarily to leverage from higher sales.

        Research Models and Services.    Selling, general and administrative expenses for RMS for the first quarter of 2008 were $19.9 million, an increase of $3.6 million, or 22.4%, compared to $16.3 million for the first quarter of 2007. Selling, general and administrative expenses increased as a percentage of sales to 11.8% for the three months ended March 29, 2008 from 11.4% for the three months ended March 31, 2007.

        Preclinical Services.    Selling, general and administrative expenses for the PCS segment during the first quarter of 2008 were $23.8 million, an increase of $2.8 million, or 13.5%, compared to $21.0 million during the first quarter of 2007. Selling, general and administrative expenses for the three months ended March 29, 2008 decreased to 14.1% of net sales, compared to 14.2% of net sales for the three months ended March 31, 2007.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various costs primarily related to activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions was $15.6 million during the three months ended March 29, 2008, compared to $15.8 million during the three months ended March 31, 2007.

        Amortization of Other Intangibles.    Amortization of other intangibles for the three months ended March 29, 2008 was $7.6 million, a decrease of $0.3 million, from $7.9 million for the three months ended March 31, 2007.

        Research Models and Services.    In the first quarter of 2008, amortization of other intangibles for our RMS segment was $0.5 million, an increase of $0.1 million from $0.4 million in the first quarter of 2007.

        Preclinical Services.    For the three months ended March 29, 2008, amortization of other intangibles for our PCS segment was $7.0 million, a decrease of $0.5 million from $7.5 million for the three months ended March 31, 2007.

        Operating Income.    Operating income for the quarter ended March 29, 2008 was $63.5 million, an increase of $8.8 million, or 16.1%, from $54.7 million for the quarter ended March 31, 2007. Operating income for the three months ended March 29, 2008 was 18.8% of net sales which was flat compared to the three months ended March 31, 2007.

        Research Models and Services.    For the first quarter of 2008, operating income for our RMS segment was $55.8 million, an increase of $8.8 million, or 18.7%, from $47.0 million in 2007. Operating income as a percentage of net sales for the three months ended March 29, 2008 was 33.1%, compared to 32.9% for the three months ended March 31, 2007. The increase in operating income as a percent to sales was primarily due to increased capacity utilization due to the higher sales volume.

        Preclinical Services.    For the three months ended March 29, 2008, operating income for our PCS segment was $23.3 million essentially flat with the three months ended March 31, 2007. Operating income as a percentage of net sales decreased to 13.8%, compared to 15.8% of net sales in 2007. The decrease in operating income as a percentage of net sales was primarily due to unfavorable foreign exchange on costs in our PCS Canada locations along with increased costs due to our transition to our new Nevada facility.

        Interest Expense.    Interest expense during the first quarter of 2008 was $3.5 million, compared to $4.3 million during the first quarter of 2007 due primarily to the reduction of debt during 2007.

        Interest Income.    Interest income during the first quarter of 2008 was $2.8 million, compared to $2.3 million during the first quarter of 2007.

        Income Taxes.    Income tax expense for the three months ended March 29, 2008 was $16.9 million an increase of $1.6 million compared to $15.3 million for the three months ended March 31, 2007. Our effective tax rate was 27.3% in the first quarter of 2008 compared to 29.0% in the first quarter of 2007.

        Income from Continuing Operations.    Income from continuing operations for the quarter ended March 29, 2008 was $45.2 million, an increase of $8.0 million from $37.2 million for the quarter ended March 31, 2007.

Liquidity and Capital Resources

        The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our condensed consolidated statements of cash flows.

        Our principal sources of liquidity have been our cash flow from operations, our marketable securities and our revolving line of credit arrangements.

        We had marketable securities of $28.9 million and $63.4 million as of March 29, 2008 and December 29, 2007, respectively. As of March 29, 2008 and December 29, 2007, we had $20.6 million and $38.2 million invested in auction rate securities rated AAA by a major credit rating agency. Our auction rate securities are guaranteed by U.S. federal agencies. These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 35 days. The current overall credit concerns in the capital markets as well as the failed auction status of these securities have impacted our ability to liquidate these investments. If the auctions for the securities we own fail, the investment may not be readily convertible to cash until a future auction of these investments is successful. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

        Cash and cash equivalents totaled $239.9 million at March 29, 2008, compared to $225.4 million at December 29, 2007.

        Net cash provided by operating activities for the three months ending March 29, 2008 and March 31, 2007 was $30.4 million and $39.1 million, respectively. The decrease in cash provided by operations was primarily due to changes in accounts receivable. Our days sales outstanding remained flat at 38 days as of March 29, 2008 compared to March 31, 2007 but increased from 35 days as of December 29, 2007. Our days sales outstanding includes deferred revenue as an offset to accounts receivable in the calculation.

        Net cash used in investing activities for the three months ending March 29, 2008 and March 31, 2007 was $9.3 million and $56.2 million, respectively. Our capital expenditures in 2008 were $39.7 million of which $10.1 million was related to RMS and $29.6 million to PCS. For 2008, we project capital expenditures to be in the range of $220—$240 million. We anticipate that future capital expenditures will be funded by operating activities and existing credit facilities.

        Net cash used in financing activities for the three months ending March 29, 2008 and March 31, 2007 was $14.1 million and $19.8 million, respectively. During 2008, we purchased $24.8 million of treasury stock partially offset by proceeds from exercises of employee stock options of $8.9 million. During 2007, we purchased $6.3 million of treasury stock and repaid debt of $18.9 million.

New Accounting Pronouncements

        In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement is not expected to have an impact on our consolidated financial statements.

        In February 2008, the FASB issued a FSP 157-2 that (1) partially deferred the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of SFAS 157. SFAS 157 as amended by this FSP is effective for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008 and will be applied prospectively. The provisions of SFAS 157 are not expected to have a material impact on our consolidated financial statements.

        In February 2008, the FASB issued FASB "Staff Position FAS 140-3: Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP-140-3)." FSP 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer for a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under Statement 140. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under Statement 140. This FSP is not expected to have an impact on our consolidated financial statements.

        The FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)) and No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160) in December 2007. SFAS 141(R) and SFAS 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. In addition, SFAS 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after its effective date. SFAS 141(R) applies prospectively to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. An entity may not apply SFAS 141(R) before that date. We are evaluating the impact of adopting the provisions of SFAS 141(R) and SFAS 160 on our financial position and results of operations.

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

Interest Rate Risk

        We have entered into two credit agreements, the amended and restated credit agreement dated July 31, 2006 ("credit agreement") and the $50 million credit agreement. Our primary interest rate exposure results from changes in LIBOR or the base rates which are used to determine the applicable interest rates under our term loans in the credit agreement and in the $50 million credit agreement and our revolving credit facilities. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $3.6 million on a pre-tax basis. The book value of our debt approximates fair value.

        We issued $350 million of the 2013 Notes in a private placement in the second quarter of 2006. The convertible senior debenture notes bear an interest rate of 2.25%. The fair market value of the outstanding notes was $474.3 million on March 29, 2008.

Foreign Currency Exchange Rate Risk

        We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our earnings and cash flows. This risk is mitigated by the fact that various foreign operations are principally conducted in their respective local currencies. A portion of the revenue from our foreign operations in Canada is denominated in U.S. dollars, with the costs accounted for in their local currencies. We attempt to minimize this exposure by using certain financial instruments, for purposes other than trading, in accordance with our overall risk management and our hedge policy. In accordance with our hedge policy, we designate such transactions as hedges as set forth in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

        During 2008, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on customer transactions and certain balance sheet items. There were no contracts open as of March 29, 2008.

Item 4.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934 , the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of March 29, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in Internal Controls

        There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 29, 2008 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 29, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table provides information relating to the Company's purchases of shares of its common stock during the quarter ended March 29, 2008.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 30, 2007—January 26, 2008	75,000	$65.87	75,000	$91,460,244
January 27, 2008—February 23, 2008	89,000	$61.43	89,000	$85,993,387
February 24, 2008—March 29, 2008	188,000	$56.96	188,000	$75,284,196

Total:	352,000	$59.99	352,000	$75,284,196

        Our Board of Directors has authorized a share repurchase program, originally authorized on July 27, 2005 and subsequently amended on October 26, 2005, May 9, 2006 and August 1, 2007, to acquire up to a total of $400.0 million of common stock. The program does not have a fixed expiration date.

        During the quarter ended March 29, 2008, the Company repurchased 352,000 shares of common stock for approximately $21.1 million. The timing and amount of any future repurchases will depend on market conditions and corporate considerations. Additionally, the Company's Incentive Plans permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, during the quarter ended March 29, 2008, the Company acquired 76,118 shares as a result of such withholdings for approximately $4.5 million.

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
May 7, 2008
/s/ JAMES C. FOSTER James C. Foster Chairman, President and Chief Executive Officer
May 7, 2008
/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer

QuickLinks

CHARLES RIVER LABORATORIES INTERNATIONAL, INC. FORM 10-Q For the Quarterly Period Ended March 29, 2008 Table of Contents
  Part I. Financial Information
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
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES