Form 10-Q
period 2008-06-28
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2008-08-06
CIK 1100682

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2008
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

        As of August 1, 2008, there were 67,839,491 shares of the registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended June 28, 2008

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

 Part I. Financial Information

Item 1.    Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)

	Three Months Ended
	June 28, 2008	June 30, 2007
Net sales related to products	$124,538	$111,008
Net sales related to services	227,596	196,427

Total net sales	352,134	307,435
Costs and expenses
Cost of products sold	64,849	60,689
Cost of services provided	149,298	125,790
Selling, general and administrative	61,064	56,092
Amortization of intangibles	7,600	8,139

Operating income	69,323	56,725
Other income (expense)
Interest income	2,057	2,304
Interest expense	(3,264)	(4,899)
Other, net	(267)	(1,069)

Income before income taxes and minority interests	67,849	53,061
Provision for income taxes	17,920	15,101

Income before minority interests	49,929	37,960
Minority interests	258	(119)

Income from continuing operations	50,187	37,841
Income from operations of discontinued businesses, net of taxes	—	115

Net income	$50,187	$37,956

Basic earnings per common share:
Continuing operations	$0.75	$0.57
Discontinued operations	—	—

Net income	$0.75	$0.57
Diluted earnings per common share:
Continuing operations	$0.71	$0.55
Discontinued operations	—	—

Net income	$0.71	$0.55

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)

	Six Months Ended
	June 28, 2008	June 30, 2007
Net sales related to products	$245,658	$216,485
Net sales related to services	444,161	382,149

Total net sales	689,819	598,634
Costs and expenses
Cost of products sold	126,783	116,823
Cost of services provided	294,672	245,282
Selling, general and administrative	120,370	109,109
Amortization of intangibles	15,171	15,994

Operating income	132,823	111,426
Other income (expense)
Interest income	4,846	4,591
Interest expense	(6,719)	(9,245)
Other, net	(1,104)	(920)

Income before income taxes and minority interests	129,846	105,852
Provision for income taxes	34,846	30,411

Income before minority interests	95,000	75,441
Minority interests	341	(373)

Income from continuing operations	95,341	75,068
Loss from operations of discontinued businesses, net of taxes	—	(349)

Net income	$95,341	$74,719

Basic earnings per common share:
Continuing operations	$1.41	$1.13
Discontinued operations (loss)	—	(0.01)

Net income	$1.41	$1.12
Diluted earnings per common share:
Continuing operations	$1.35	$1.10
Discontinued operations (loss)	—	(0.01)

Net income	$1.35	$1.10

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands, except per share amounts)

	June 28, 2008	December 29, 2007
Assets
Current assets
Cash and cash equivalents	$262,438	$225,449
Trade receivables, net	240,009	213,908
Inventories	93,602	88,023
Other current assets	80,328	79,477
Current assets of discontinued operations	563	1,007

Total current assets	676,940	607,864
Property, plant and equipment, net	826,835	748,793
Goodwill, net	1,121,900	1,120,540
Other intangibles, net	135,512	148,905
Deferred tax asset	65,342	89,255
Other assets	60,382	85,993
Long term assets of discontinued operations	4,187	4,187

Total assets	$2,891,098	$2,805,537

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt	$210,042	$25,051
Accounts payable	43,523	36,715
Accrued compensation	52,517	53,359
Deferred revenue	94,889	102,021
Accrued liabilities	72,792	61,366
Other current liabilities	26,293	23,268
Current liabilities of discontinued operations	719	748

Total current liabilities	500,775	302,528
Long-term debt	312,260	484,998
Other long-term liabilities	128,980	154,044

Total liabilities	942,015	941,570
Commitments and contingencies
Minority interests	3,208	3,500
Shareholders' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 76,105,883 issued and 67,846,024 outstanding at June 28, 2008 and 75,427,649 issued and 68,135,324 shares outstanding at December 29, 2007	762	754
Capital in excess of par value	1,939,975	1,906,997
Retained earnings	272,870	177,529
Treasury stock, at cost, 8,259,859 shares and 7,292,325 shares at June 28, 2008 and December 29, 2007, respectively	(368,985)	(310,372)
Accumulated other comprehensive income	101,253	85,559

Total shareholders' equity	1,945,875	1,860,467

Total liabilities and shareholders' equity	$2,891,098	$2,805,537

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Six Months Ended
	June 28, 2008	June 30, 2007
Cash flows relating to operating activities
Net income	$95,341	$74,719
Less: Loss from discontinued operations	—	(349)

Income from continuing operations	95,341	75,068
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	45,353	41,145
Gain on pension curtailment	(3,276)	—
Non-cash compensation	12,940	12,531
Other, net	5,399	6,704
Changes in assets and liabilities:
Trade receivables	(23,408)	(21,082)
Inventories	(4,083)	(4,253)
Other assets	(6,691)	(16,927)
Accounts payable	6,427	(103)
Accrued compensation	(1,580)	496
Deferred revenue	(7,133)	1,766
Accrued liabilities	4,907	4,913
Other liabilities	957	(6,870)

Net cash provided by operating activities	125,153	93,388

Cash flows relating to investing activities
Acquisition of businesses, net of cash acquired	(3,249)	(11,404)
Capital expenditures	(103,881)	(87,336)
Purchases of marketable securities	(6,152)	(161,660)
Proceeds from sales of property, plant and equipment	971	—
Proceeds from sale of marketable securities	43,352	167,343

Net cash used in investing activities	(68,959)	(93,057)

Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	20,000	—
Payments on long-term debt and revolving credit agreement	(7,800)	(38,003)
Proceeds from exercises of employee stock options	16,653	30,585
Excess tax benefit from exercises of employee stock options	2,237	2,639
Dividends paid to minority interests	—	(1,357)
Purchase of treasury stock	(57,875)	(8,975)

Net cash used in financing activities	(26,785)	(15,111)

Discontinued operations
Net cash provided by (used in) operating activities	384	(2,157)

Net cash provided by (used in) discontinued operations	384	(2,157)

Effect of exchange rate changes on cash and cash equivalents	7,196	3,607

Net change in cash and cash equivalents	36,989	(13,330)
Cash and cash equivalents, beginning of period	225,449	175,380

Cash and cash equivalents, end of period	$262,438	$162,050

Supplemental cash flow information
Capitalized interest	$1,527	$2,578

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (UNAUDITED)

(dollars in thousands)

	Total	Common Stock	Capital in Excess of Par	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Income
Balance at December 29, 2007	$1,860,467	$754	$1,906,997	$177,529	$(310,372)	$85,559
Components of comprehensive income, net of tax:
Net income	95,341	—	—	95,341	—	—
Foreign currency translation adjustment	11,753	—	—	—	—	11,753
Change in pension benefits, net of $3,410 tax	4,888	—	—	—	—	4,888
Amortization of pension, net gain/loss and prior service cost	188	—	—	—	—	188
Unrealized loss on marketable securities	(1,135)	—	—	—	—	(1,135)

Total comprehensive income	111,035	—	—	—	—	—
Tax benefit associated with stock issued under employee compensation plans	3,534	—	3,534	—	—	—
Issuance of stock under employee compensation plans	16,512	8	16,504	—	—	—
Acquisition of treasury shares	(58,613)	—	—	—	(58,613)	—
Stock-based compensation	12,940	—	12,940	—	—	—

Balance at June 28, 2008	$1,945,875	$762	$1,939,975	$272,870	$(368,985)	$101,253

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

        Certain amounts in prior-year financial statements and related notes have been reclassified to conform with the current year presentation.

2. Supplemental Balance Sheet Information

        The composition of trade receivables is as follows:

	June 28, 2008	December 29, 2007
Customer receivables	$195,011	$165,057
Unbilled revenue	48,461	52,033

Total	243,472	217,090
Less allowance for doubtful accounts	(3,463)	(3,182)

Net trade receivables	$240,009	$213,908

        The composition of inventories is as follows:

	June 28, 2008	December 29, 2007
Raw materials and supplies	$14,184	$13,139
Work in process	9,973	9,794
Finished products	69,445	65,090

Inventories	$93,602	$88,023

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

2. Supplemental Balance Sheet Information (Continued)

        The composition of other current assets is as follows:

	June 28, 2008	December 29, 2007
Prepaid assets	$33,526	$26,087
Deferred tax asset	40,519	25,506
Marketable securities	—	14,958
Prepaid income tax	2,988	7,214
Restricted cash	3,295	3,493
Other	—	2,219

Other current assets	$80,328	$79,477

        The composition of net property, plant and equipment is as follows:

	June 28, 2008	December 29, 2007
Land	$38,016	$35,934
Buildings	610,763	518,090
Machinery and equipment	373,448	337,215
Leasehold improvements	16,974	17,139
Furniture and fixtures	10,760	7,734
Vehicles	6,401	5,042
Construction in progress	171,271	199,399

Total	1,227,633	1,120,553
Less accumulated depreciation	(400,798)	(371,760)

Net property, plant and equipment	$826,835	$748,793

        Depreciation expense for the six months ended June 28, 2008 and June 30, 2007 was $30,182 and $25,151, respectively.

        The composition of other assets is as follows:

	June 28, 2008	December 29, 2007
Deferred financing costs	$7,586	$8,632
Cash surrender value of life insurance policies	25,813	22,027
Long term marketable securities	19,990	48,457
Other assets	6,993	6,877

Other assets	$60,382	$85,993

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

2. Supplemental Balance Sheet Information (Continued)

        The composition of other current liabilities is as follows:

	June 28, 2008	December 29, 2007
Accrued income taxes	$23,766	$21,438
Current deferred tax liability	1,347	1,347
Accrued interest and other	1,180	483

Other current liabilities	$26,293	$23,268

        The composition of other long-term liabilities is as follows:

	June 28, 2008	December 29, 2007
Deferred tax liability	$66,232	$70,914
Long-term pension liability	20,686	35,729
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	30,287	29,293
Other long-term liabilities	11,775	18,108

Other long-term liabilities	$128,980	$154,044

3. Marketable Securities

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	June 28, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities
Auction rate securities	$21,175	$—	$(1,185)	$19,990

Total securities	$21,175	$—	$(1,185)	$19,990

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Marketable Securities (Continued)

	December 29, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading Securities
Mutual funds	$2,161	$280	$(69)	$2,372
Available-for-sale Securities
Auction rate securities	38,175	—	—	38,175
Corporate debt securities	13,620	21	(91)	13,550
Bank time deposits	4,983	—	—	4,983
Government securities and obligations	4,339	—	(4)	4,335

Total securities	$63,278	$301	$(164)	$63,415

        As of June 28, 2008 and December 29, 2007, we held $19,990 and $38,175 in auction rate securities which are variable rate debt instruments that bear interest rates structured to reset approximately every 7 or 35 days. The auction rate securities owned by us are rated AAA by a major credit rating agency and are guaranteed by the Federal Family Education Loan Program (FFELP). The underlying securities have contractual maturities which are generally greater than ten years. We have classified these investments as long-term consistent with the term of the underlying security. At December 29, 2007, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates and the market conditions at the time. As of June 28, 2008, the overall credit concerns in the capital markets as well as the failed auctions of these securities have impacted our ability to liquidate these investments. Fair value as of June 28, 2008 was determined by management utilizing an independent valuation which was based upon a discounted cash flow methodology incorporating assumptions that reflect the assumptions a marketplace participant would use. We evaluate securities for other-than-temporary impairment on a quarterly basis and more frequently when conditions warrant such evaluation. We have the ability and intent to hold these securities for a period of time sufficient to recover all gross unrealized losses. Accordingly, we have not recognized an other-than-temporary impairment for these securities.

        Maturities of investments are as follows:

	June 28, 2008		December 29, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$—	$—	$14,752	$14,958
Due after one year	21,175	19,990	48,526	48,457

	$21,175	$19,990	$63,278	$63,415

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

4. Goodwill and Other Intangible Assets

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	June 28, 2008		December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$1,134,882	$(12,982)	$1,133,432	$(12,892)

Other intangible assets not subject to amortization:
Research models	$3,438	$—	$3,438	$—
Other intangible assets subject to amortization:
Backlog	61,445	(61,445)	62,250	(62,250)
Customer relationships	225,726	(98,331)	224,871	(85,000)
Customer contracts	1,655	(1,655)	1,655	(1,655)
Trademarks and trade names	4,581	(3,803)	3,274	(2,350)
Standard operating procedures	657	(623)	1,356	(1,310)
Other identifiable intangible assets	10,396	(6,529)	10,819	(6,193)

Total other intangible assets	$307,898	$(172,386)	$307,663	$(158,758)

        The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

		Adjustments to Goodwill
	Balance at December 29, 2007			Balance at June 28, 2008
		Acquisitions	Other
Research Models and Services
Gross carrying amount	$22,006	$—	$448	$22,454
Accumulated amortization	(4,902)	—	(90)	(4,992)
Preclinical Services
Gross carrying amount	1,111,426	—	1,002	1,112,428
Accumulated amortization	(7,990)	—	—	(7,990)
Total
Gross carrying amount	$1,133,432	$—	$1,450	$1,134,882
Accumulated amortization	(12,892)	—	(90)	(12,982)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

5. Long-Term Debt

Long-Term Debt

        Long-term debt consists of the following:

	June 28, 2008	December 29, 2007
Senior convertible debentures	$350,000	$350,000
Term loan facilities	151,400	159,200
Revolving credit facility	20,000	—
Other long-term debt, represents secured and unsecured promissory notes, interest rates between 0% and 11.6% at December 29, 2007, maturing between 2008 and 2013	902	849

Total debt	522,302	510,049
Less: current portion of long-term debt	(210,042)	(25,051)

Long-term debt	$312,260	$484,998

        In 2006, we issued $350,000 of 2.25% Convertible Senior Notes (the 2013 notes) due in 2013. The 2013 notes are convertible into approximately 7.2 million shares of our common stock at an initial conversion price of $48.94 per share of common stock. The 2013 Notes are convertible into cash and shares of our common stock (or, at our election, cash in lieu of some or all of such common stock), if any, based on an initial conversion rate, subject to adjustment, of 20.4337 shares of our common stock per $1,000 principal amount of notes (which represents an initial conversion price of $48.94 per share), only in the following circumstances and to the following extent: (1) during any fiscal quarter beginning after July 1, 2006 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period, or the measurement period, in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (3) upon the occurrence of specified corporate transactions, as described in the indenture for the 2013 Notes; and (4) at the option of the holder at any time beginning on the date that is two months prior to the stated maturity date and ending on the close of business on the second trading-day immediately preceding the maturity date. Upon conversion, we will pay cash and shares of its common stock (or, at its election, cash in lieu of some or all of such common stock), if any. If we undergo a fundamental change as described in the indenture for the 2013 Notes, holders will have the option to require us to purchase all or any portion of their notes for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the purchase date.

        As of June 28, 2008, our stock has traded at or above 130% of the conversion price for 20 trading days during the last 30 consecutive trading days of the second quarter. Since the conversion trigger was met, the 2013 notes are convertible at the discretion of the bond holders during the third quarter of 2008. Accordingly, we have classified $175,466 as short term debt on our June 28, 2008 balance sheet.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

5. Long-Term Debt (Continued)

This test is repeated each fiscal quarter. As of June 28, 2008, no conversions have occurred. At June 28, 2008, the fair value of our outstanding 2013 notes was approximately $498,750 based on their quoted market value.

        The interest rates applicable to term loans and revolving loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio. Based on our leverage ratio, the margin range for LIBOR-based loans is 0.625% to 0.875%. As of June 28, 2008, the interest rate margin was 0.625%.

        We had $5,466 outstanding under letters of credit as of June 28, 2008.

        Principal maturities of existing debt for the periods set forth in the table below are as follows:

Twelve months ending June
2009	$210,042
2010	78,709
2011	31,209
2012	27,809
2013	174,534

Total	$522,302

6. Shareholders' Equity

Earnings (Loss) per Share

        Basic earnings per share for the three and six months ended June 28, 2008 and June 30, 2007 were computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods. Diluted earnings per share was computed upon the weighted average number of common shares outstanding in the three months ended June 28, 2008 and June 30, 2007 and the six months ended June 28, 2008 and June 30, 2007 and dilutive common stock equivalents outstanding. Potential common shares outstanding principally include stock options under our stock option plans, warrants and the assumed conversion of our 2013 Notes.

        Options to purchase 824,421 and 1,439,767 shares were outstanding in each of the three respective months ended June 28, 2008 and June 30, 2007, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase 941,242 and 2,174,418 shares were outstanding in each of the respective six months ended June 28, 2008 and June 30, 2007, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

6. Shareholders' Equity (Continued)

        Basic weighted average shares outstanding for the three and six months ended June 28, 2008 and June 30, 2007 excluded the weighted average impact of 839,151 and 1,066,410 shares, respectively, of non-vested fixed restricted stock awards.

        The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings, (loss) per share computations for income from continuing operations and income (loss) from operations of discontinued businesses:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Numerator:
Income from continuing operations for purposes of calculating earnings per share	$50,187	$37,841	$95,341	$75,068

Income (loss) from discontinued businesses	$—	$115	$—	$(349)

Denominator:
Weighted average shares outstanding—Basic	67,328,432	66,830,155	67,416,639	66,587,863
Effect of dilutive securities:
2.25% senior convertible debentures	1,454,072	203,034	1,438,261	—
Stock options and contingently issued restricted stock	1,271,120	1,350,004	1,318,566	1,250,385
Warrants	310,019	134,464	290,626	133,650

Weighted average shares outstanding—Diluted	70,363,643	68,517,657	70,464,092	67,971,898

Basic earnings per share from continuing operations	$0.75	$0.57	$1.41	$1.13
Basic loss per share from discontinued operations	$—	$—	$—	$(0.01)
Diluted earnings per share from continuing operations	$0.71	$0.55	$1.35	$1.10
Diluted loss per share from discontinued operations	$—	$—	$—	$(0.01)

        The sum of the earnings per share from continuing operations and the loss per share from discontinued operations does not necessarily equal the earnings (loss) per share from net income in the condensed consolidated statements of income for the three and six months ended June 28, 2008 and June 30, 2007 due to rounding.

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

June 28, 2008, approximately $42,513 remains authorized for share repurchases. On July 24, 2008, our Board of Directors increased the existing authorization for repurchase by $200,000.

        Share repurchases during the three and six months ended June 28, 2008 and June 30, 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Number of shares of common stock repurchased	535,000	48,000	887,000	143,200
Total cost of repurchase	$32,771	$2,538	$53,887	$6,748

        Additionally, the Company's 2000 Incentive Plan and 2007 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the six months ended June 28, 2008 and June 30, 2007, we acquired 80,534 shares for $4,726 and 47,331 shares for $2,227, respectively, as a result of such withholdings. During the three months ended June 28, 2008 and June 30, 2007, we acquired 4,416 shares for $270 and 2,991 shares for $143, respectively.

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

        As part of our recapitalization in 1999, we issued 150,000 units, each comprised of a $1,000 senior subordinated note and a warrant to purchase 7.6 shares of our common stock for total proceeds of $150,000. We allocated the $150,000 offering proceeds between the senior subordinated notes ($147,872) and the warrants ($2,128), based upon the estimated fair value. The portion of the proceeds allocated to the warrants is reflected as capital in excess of par in the accompanying consolidated financial statements. Each warrant entitles the holder, subject to certain conditions, to purchase 7.6 shares of our common stock at an exercise price of $5.19 per share of common stock, subject to adjustment under some circumstances. Upon exercise, the holders of warrants would be entitled to purchase 147,250 shares of our common stock as of June 28, 2008. The warrants expire on October 1, 2009.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Income Taxes

        The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statement of income:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Income before income taxes and minority interest	$67,849	$53,061	$129,846	$105,852
Effective tax rate	26.4%	28.5%	26.8%	28.7%

Provision for income tax	$17,920	$15,101	$34,846	$30,411

        Our overall effective tax rate was 26.4% in the second quarter of 2008 and 28.5% in the second quarter of 2007. The decrease from the 28.5% effective tax rate in the second quarter of 2007 is primarily attributable to tax law changes and reductions in corporate income tax rates in Germany, Canada, and the United Kingdom.

        We adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN48"), an interpretation of FASB Statement No. 109 ("SFAS 109") on December 31, 2006. As a result of the implementation of FIN48, we recognized no adjustment in the liability for unrecognized income tax benefits. The total amount of unrecognized tax benefits as of the date of adoption was $17,514. At June 28, 2008 the amount recorded for income tax uncertainties was $24,440. The increase from the date of adoption is primarily due to the continuing evaluation of uncertain tax positions conducted in the current period. The amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate was $8,260 at the date of adoption and $14,457 as of June 28, 2008.

        We continue to recognize interest and penalties related to uncertain tax positions in income tax expense. The total amount of accrued interest relating to uncertain tax positions as of December 31, 2006 and June 28, 2008 was $617 and $2,179, respectively. We have not recorded a provision for penalties associated with uncertain tax positions.

        We conduct business globally and, as a result, we and our subsidiaries file income tax returns in the U.S. and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including but not limited to such major jurisdictions as Canada, the United Kingdom and the United States. With few exceptions we are no longer subject to U.S. and international income tax examinations for years before 2002.

        We and certain of our subsidiaries are currently under audit by Canada Revenue Agency and the Internal Revenue Service in the United States. In regards to the Internal Revenue Service examinations of the 2004 tax returns of the Company and an acquired subsidiary, we filed our formal protests of certain proposed income tax adjustments with the Appeals Division on July 2, 2007. Based upon discussions with the Internal Revenue Service, we believe it is reasonably possible that we will reach settlement with the Internal Revenue Service on the proposed adjustments within the next twelve months. We do not anticipate that the settlement of the proposed audit adjustments, which relate primarily to issues associated with an acquisition, will have a material impact on our financial position or results of operations. We do not anticipate a change within the next twelve months for the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Income Taxes (Continued)

remaining unrecognized tax benefits. It is likely that the examination phase of the Canadian audit may conclude in 2008. We believe we have appropriately provided for all uncertain tax positions.

8. Employee Benefits

        The following table provides the components of net periodic benefit cost for our defined benefit plans:

Pension Benefits

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$1,835	$2,345	$3,311	$3,875
Interest cost	5,470	4,880	8,729	7,716
Expected return on plan assets	(6,154)	(5,393)	(9,679)	(8,473)
Amortization of prior service cost	(388)	(342)	(522)	(474)
Amortization of net loss (gain)	(64)	108	(46)	215

Net periodic benefit cost	$699	$1,598	$1,793	$2,859

Company contributions	$2,783	$2,253	$5,413	$4,456

Supplemental Retirement Benefits

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Service cost	$226	$220	$451	$580
Interest cost	426	396	853	651
Amortization of prior service cost	125	125	249	76
Amortization of net loss	96	143	192	460

Net periodic benefit cost	$873	$884	$1,745	$1,767

        We expect to contribute $10,338 to these plans during 2008.

        In April 2008, our Board of Directors voted to freeze the accrual of benefits under our U.S. pension plan effective April 30, 2008. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", we recorded a curtailment gain of $3,279 during the quarter ended June 28, 2008. Based on a remeasurement of the U.S. pension plan's assets and liabilities at April 30, 2008, the benefit accrual freeze reduced the projected benefit obligation by $8,298 and resulted in a corresponding adjustment, net of tax, to accumulated other comprehensive income.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Stock-Based Compensation Plans

        We adopted, on a modified prospective basis, the provisions of SFAS No. 123(R), "Share-Based Payment (Revised 2004)," (SFAS No. 123(R)) and related guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and restricted stock awards based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period.

        The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. The effect of recording stock-based compensation for the three and six months ended June 28, 2008 and June 30, 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Stock-based compensation expense by type of award:
Stock options	$2,500	$2,835	$5,487	$5,373
Restricted stock	4,119	4,241	7,453	7,158

Share-based compensation expense before tax	6,619	7,076	12,940	12,531
Income tax benefit	(2,426)	(2,268)	(4,599)	(3,966)

Reduction to net income	$4,193	$4,808	$8,341	$8,565

Reduction to earnings per share:
Basic	$0.06	$0.07	$0.12	$0.13
Diluted	$0.06	$0.07	$0.12	$0.13
Effect on income by line item:
Cost of sales	$1,677	$2,178	$3,427	$3,966
Selling and administration	4,941	4,898	9,513	8,565

Share based compensation expense before tax	6,619	7,076	12,940	12,531
Income tax benefit	(2,426)	(2,268)	(4,599)	(3,966)

Reduction to net income	$4,193	$4,808	$8,341	$8,565

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Stock-Based Compensation Plans (Continued)

        The fair values of stock-based awards granted were estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Options Granted In:
	2008	2007
Expected life (in years)	4.50	5.00
Expected volatility	24%	30%
Risk-free interest rate	2.76%	4.59%
Expected dividend yield	0.0%	0.0%
Weighted average grant date fair value	$14.90	$16.44

Stock Options

        The following table summarizes the stock option activity in the equity incentive plans from December 30, 2007 through June 28, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 30, 2007	4,467,803	$40.50
Options granted	803,650	$58.88
Options exercised	(431,928)	$38.23
Options cancelled	(57,068)	$44.69

Options outstanding as of June 28, 2008	4,782,457	$43.74	5.50 years	$97,036

Options exercisable as of June 28, 2008	2,816,598	$39.71	5.16 years	$68,486

        As of June 28, 2008, the unrecognized compensation cost related to unvested stock options was $23,376 net of estimated forfeitures. This unrecognized compensation will be recognized over an estimated weighted average amortization period of 35 months.

        The total fair value of the options vested during the three and six months ended June 28, 2008 was $1,434 and $9,415, respectively. The total fair value of the options vested during the three and six months ended June 30, 2007 was $875 and $7,943, respectively.

        The total intrinsic value of options exercised during the three and six months ended June 28, 2008 was $4,047 and $10,323, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $13,945 and $17,723, respectively. Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price.

        The total amount of cash received from the exercise of options during the six months ended June 28, 2008 and June 30, 2007 was $16,512 and $30,585, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $3,689 and $4,627 for the six months ended June 28, 2008 and June 30, 2007, respectively.

        We settle employee stock option exercises with newly issued common shares.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Stock-Based Compensation Plans (Continued)

Restricted Stock

        Stock compensation expense associated with restricted common stock is charged for the market value on the date of grant, less estimated forfeitures, and is amortized over the awards' vesting period on a straight-line basis.

        The following table summarizes the restricted stock activity from December 29, 2007 through June 28, 2008:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding December 29, 2007	711,896	$44.25
Granted	347,988	$58.53
Vested	(262,690)	$48.81
Cancelled	(19,849)	$44.73

Outstanding June 28, 2008	777,345	$49.09

        As of June 28, 2008, the unrecognized compensation cost related to unvested restricted stock was $29,699 net of estimated forfeitures. This unrecognized compensation will be recognized over an estimated weighted average amortization period of 35 months.

        The total fair value of restricted stock grants that vested during the three and six months ended June 28, 2008 was $1,420 and $12,826, respectively. The total fair value of restricted stock grants that vested during the three and six months ended June 30, 2007 was $642 and $7,481, respectively.

Performance-Based Stock Award Program

        During the first quarter of 2007, we adopted a new performance-based stock award program for our executives. Compensation expense associated with awards made under this new program of $856 and $1,538 has been recorded during the three and six months ended June 28, 2008, respectively. Payout of this award is contingent upon achievement of individualized stretch goals during 2008 as determined by our Board of Directors.

10. Commitments and Contingencies

        Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against us. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect our consolidated financial statements. In addition, we have certain purchase commitments related to the completion of ongoing capacity expansion which amounted to approximately $63,000 as of June 28, 2008.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

11. Business Segment Information

        The following table presents sales to unaffiliated customers and other financial information by product line segment:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Research Models and Services
Net sales	$172,848	$143,803	$341,444	$286,871
Gross margin	76,429	63,109	152,685	126,763
Operating income	52,199	45,268	108,012	92,289
Depreciation and amortization	7,016	5,663	13,675	11,232
Capital expenditures	23,510	10,688	33,656	17,772
Preclinical Services
Net sales	$179,286	$163,632	$348,375	$311,763
Gross margin	61,558	57,847	115,679	109,766
Operating income	28,849	27,426	52,117	50,870
Depreciation and amortization	16,004	15,569	31,678	29,913
Capital expenditures	40,667	38,724	70,225	69,564

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Total segment operating income	$81,048	$72,694	$160,129	$143,159
Unallocated corporate overhead	(11,725)	(15,969)	(27,306)	(31,733)

Consolidated operating income	$69,323	$56,725	$132,823	$111,426

        A summary of unallocated corporate overhead consists of the following:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Stock-based compensation expense	$3,294	$3,233	$6,361	$5,788
U.S. retirement plans	(2,223)	1,819	(608)	3,660
Audit, tax and related expenses	552	1,070	1,261	2,277
Salary and bonus	4,486	3,572	8,827	6,969
Global IT	1,594	985	3,220	2,726
Employee health, LDP and fringe benefit expense	(989)	2,208	113	4,076
Consulting and outside services	470	525	1,279	1,509
Other general unallocated corporate expenses	4,541	2,557	6,853	4,728

	$11,725	$15,969	$27,306	$31,733

        Other general unallocated corporate expenses consist of various departmental costs including corporate accounting, legal and investor relations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

12. Fair Value

        Effective December 30, 2007, we adopted SFAS No. 157, "Fair Value Measurements" (SFAS 157) and SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value which are provided in the table below. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The adoption of both SFAS 157 and SFAS 159 had no impact on our financial statements other than the disclosures presented herein.

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

        Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 28, 2008 using
Assets	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Auction rate securities	—	—	$19,990	$19,990
Fair value of life policies	$18,216	—	—	$18,216

Total assets	$18,216	—	$19,990	$38,206

        The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended June 28, 2008. Our auction rate securities were valued at fair value by management utilizing an independent valuation which used

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

12. Fair Value (Continued)

pricing models and discounted cash flow methodologies incorporating assumptions that reflect the assumptions a marketplace participant would use at June 28, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction rate securities
Balance, December 30, 2007	$—
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(1,185)

Purchases, issuances and settlements	—
Transfers in and/or (out) of Level 3 upon adoption of SFAS 157	21,175

Balance, June 28, 2008	$19,990

        Certain assets and liabilities are measured at fair value on a non-recurring basis. As of June 28, 2008, we have not applied the provisions of SFAS 157 to these assets and liabilities in accordance with FASB "Staff Position FAS 157-2: Effective Date of SFAS 157" (FSP 157-2). FSP 157-2 partially defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and removes certain leasing transactions from the scope of SFAS 157. SFAS 157 as amended by this FSP is effective for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008 and will be applied prospectively.

13. Recently Issued Accounting Standards

        In June, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1) which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period earnings per share data presented must be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of the FSP. Early application is not permitted. We are evaluating the impact of this FSP on our consolidated financial statements.

        In May 2008, the FASB issued FSP No. APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and will be applied

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

13. Recently Issued Accounting Standards (Continued)

retrospectively to all periods presented. We are evaluating the magnitude of the impact of adopting the provisions of this FSP on our consolidated financial statements.

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

        In February 2008, the FASB issued FSP 157-1 and 157-2 that (1) partially deferred the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of SFAS 157. SFAS 157 as amended by this FSP is effective for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008 and will be applied prospectively. The provisions of SFAS 157 are not expected to have a material impact on our consolidated financial statements.

        In February 2008, the FASB issued FSP FAS 140-3: Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP 140-3). FSP 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer for a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under Statement 140. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under Statement 140. This FSP is not expected to have an impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)) and No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 141(R) and SFAS 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. In addition, SFAS 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after its effective date. SFAS 141(R) applies prospectively to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. An entity may not apply SFAS 141(R) before that date. We are evaluating the impact of adopting the provisions of SFAS 141(R) and SFAS 160 on our consolidated financial statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

14. Subsequent Events

        In August 2008, we entered into an agreement to acquire all of the capital stock of privately-held Dusseldorf, Germany based NewLab BioQuality AG (NewLab) for approximately $53,000 in cash. NewLab, a contract service organization, provides safety and quality control services to biopharmaceutical clients and enhances our existing capabilities in process validation services, in consulting services, and in designing International Conference on Harmonisation (ICH)-compliant stability testing programs. The transaction is expected to close in the third quarter of 2008, subject to customary regulatory approvals.

        On July 3, 2008, the Governor of Massachusetts signed into law the Act Relative to Tax Fairness and Business Competitiveness, which substantially reforms the Massachusetts corporate income tax law for years 2009 and beyond. We have analyzed the change in law and estimate that the impact in the third quarter of 2008 will be additional tax expense of approximately $2,800 due to the revaluation of U.S. deferred tax assets. We continue to evaluate the impact of the law change on the effective tax rate for future years.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes.

Overview

        We are a leading global provider of solutions that advance the drug discovery and development process, including research models and associated services and outsourced preclinical services. We partner with global pharmaceutical companies, a wide range of biotechnology companies, as well as government agencies, leading hospitals and academic institutions throughout the world in order to bring drugs to market faster and more efficiently. Our broad portfolio of products and services enables our customers to reduce costs, increase speed to market and enhance their productivity and effectiveness in drug discovery and development. We currently operate over 60 facilities in 16 countries worldwide. We have been in business for over 60 years. We have built upon our core competency of laboratory animal medicine and science (research model technologies) to develop a diverse and growing portfolio of regulatory compliant preclinical services which address drug discovery and development in the preclinical arena.

        Our second quarter sales growth was driven by spending by major pharmaceuticals, biotechnology companies and academic institutions on our global products and services, which aid in their development of new drugs and products. Future drivers for our business as a whole are primarily expected to emerge from our customers' continued growing demand for laboratory animal medicine and science and regulatory compliant preclinical services, as well as increased strategic focus on outsourcing. We are engaged in a capacity expansion program to position us to take advantage of these long-term opportunities particularly within Preclinical Services (PCS) business segment. Our capital expenditures of $103.9 million during the six months ended June 28, 2008, and our planned capital expenditures in the range of $220 million to $240 million for 2008, reflect our ongoing commitment to this strategy. During 2008, in addition to opening our new site in Nevada, we have continued constructing additional PCS capacity in Canada, Ohio, Scotland and China. We believe our new China facility will enable us to be the partner of choice for our global pharmaceutical customers as they establish and expand research and development activities China. In the Research Models & Services (RMS) segment, we opened our facility in Maryland, which supports our National Cancer Institute (NCI) contract and commercial production. In addition to internally generated organic growth, our business strategy includes strategic "bolt-on" acquisitions that complement our business, increase the rate of our growth or geographically expand our existing services.

        Total net sales during the second quarter of 2008 were $352.1 million, an increase of 14.5% over the same period last year. The sales increase was due primarily to increased customer demand and higher pricing. The effect of foreign currency translation added 4.1% to sales growth. Our gross margin percentage remained relatively flat compared to the second quarter of 2007, due mainly to improved capacity utilization in the RMS segment partially offset by unfavorable foreign exchange on costs in our PCS Canada locations along with transition costs to our new Nevada facility.

        Our operating income for the second quarter of 2008 was $69.3 million compared to $56.7 million for the second quarter of 2007, an increase of 22.2%. The operating margin was 19.7% for the second quarter of 2008 compared to 18.5% for the prior year, primarily due to lower headquarters costs partially offset by unfavorable foreign exchange on costs in our PCS Canada locations, transition costs to our new Nevada facility and an impairment charge related to the exit of our idle Worcester, Massachusetts facility. Net income from continuing operations was $50.2 million for the second quarter of 2008 compared to $37.8 million for the second quarter of 2007. Diluted earnings per share from continuing operations for the second quarter of 2008 were $0.71 compared to $0.55 for the second quarter of 2007, an increase of 29.1%.

        Total net sales during the six months ended June 28, 2008 were $689.8 million, an increase of 15.2% over the same period last year. The sales increase was due primarily to increased customer demand and higher pricing, with strong sales in both PCS and RMS. The effect of foreign currency translation added 4.1% to sales growth. Our gross margin decreased to 38.9% of net sales for the six months ended June 28, 2008, compared to 39.5% of net sales for the first six months of 2007, due primarily to unfavorable foreign exchange on costs in our PCS Canada locations along with start-up and transition costs for our PCS Nevada facility partially offset by improved capacity utilization in the RMS segment.

        Our operating income for the six months ended June 28, 2008 was $132.8 million compared to $111.4 million for the six months ended June 30, 2007, an increase of 19.2%. Our operating margin was 19.3% for the six months ended June 28, 2008 compared to 18.6% for the prior year. Net income from continuing operations was $95.3 million for the six months ended June 28, 2008 compared to $75.1 million for the six months ended June 30, 2007. Diluted earnings per share from continuing operations for the first six months of 2008 were $1.35 compared to $1.10 for the first six months of 2007.

        We report two segments: RMS and PCS, which reflect the manner in which our operating units are managed.

        Our RMS segment, which represented 49.1% of net sales in the second quarter of 2008, includes research models, genetically engineered models and services (GEMS), research animal diagnostics, discovery services, consulting and staffing services, vaccine support and in vitro technology (primarily endotoxin testing). Net sales for this segment increased 20.2% for the second quarter of 2008 compared to the second quarter of 2007, due to increased small model sales in Europe, increased consulting and staffing services and strong in vitro sales. Favorable foreign currency translation increased the net sales gain by 7.1%. We experienced increases in the RMS gross margin compared to last year (to 44.2% from 43.9%, respectively), mainly due to increased utilization as a result of the impact of higher sales. Operating margin decreased to 30.2% compared to 31.5% for the second quarter of 2007 due mainly to higher operating expenses in Japan which are not expected to continue at that level partially offset by improved gross margin.

        Sales on a year to date basis for our RMS business segment increased 19.0% compared to the first six months of 2007, due to increased small model sales in Europe, increased consulting and staffing services and strong in vitro sales, partially offset by lower small model growth in Japan. Operating income on a year to date basis was $108.0 million compared to $92.3 million, an increase of $15.7 million, or 17.0%, from the same period last year. Operating income for the first six months as a percent of net sales decreased to 31.6% compared to 32.2% for the same period last year due to higher operating expenses in Japan partially offset by improved gross margin.

        Our PCS segment, which represented 50.9% of net sales in the second quarter of 2008, includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical, bioanalysis, pharmacokinetics and drug metabolism services as well as Phase I clinical trials. Sales for this segment for the second quarter of 2008 increased 9.6% over the second quarter of 2007. Sales were driven by continuing strong demand for general toxicology studies by pharmaceutical and biotechnology customers partially offset by unfavorable mix due mainly to specialty preclinical services, study delays and capacity constraints at certain PCS locations. Favorable foreign currency increased sales growth by 1.4%. The PCS gross margin decreased to 34.3% for the second quarter of 2008 compared to 35.4% for the second quarter of 2007 due mainly to unfavorable foreign exchange on costs in our PCS Canada location along with transition costs to our new Nevada facility partially offset by improvements at our Massachusetts facility. Operating income decreased to 16.1% of net sales for the second quarter of 2008, compared to 16.8% for 2007 due mainly to the lower gross margin and an impairment charge related to the exit of our Worcester facility. We expect to see increasing levels of customer demand in certain of our development services businesses, particularly large model, reproductive and inhalation toxicology. We continue to focus on meeting the growing demand for our preclinical services and increased outsourcing trends through our capital expansion program.

        Sales on a year to date basis for our PCS segment increased 11.7% over the same period last year. Operating income for the first six months decreased to 15.0% of net sales, compared to 16.3% for the first six months of 2007, due mainly to decreased gross margin.

        Our unallocated corporate headquarters cost decreased to $11.7 million in the second quarter of 2008, from $16.0 million in the second quarter of 2007 due mainly to the curtailment of the pension and favorable benefits including health care costs.

Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007

         Net Sales.    Net sales for the three months ended June 28, 2008 were $352.1 million, an increase of $44.7 million, or 14.5%, from $307.4 million for the three months ended June 30, 2007.

         Research Models and Services.    For the three months ended June 28, 2008, net sales for our RMS segment increased to $172.8 million from $143.8 million for the three months ended June 30, 2007, an increase of 20.2%. Favorable foreign currency translation increased sales growth by approximately 7.1%. RMS sales increased due to strong in vitro sales, increased sales in Europe and increased consulting and staffing services.

         Preclinical Services.    For the three months ended June 28, 2008, net sales for our PCS segment were $179.3 million, an increase of $15.7 million, or 9.6%, compared to $163.6 million for the three months ended June 30, 2007. The increase was primarily due to the increased customer demand for toxicology and other preclinical services, offset by an unfavorable mix due mainly to less specialty toxicology, study delays and capacity constraints at certain PCS locations. Favorable foreign currency increased sales growth by 1.4%.

         Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the three months ended June 28, 2008 was $214.1 million, an increase of $27.7 million, or 14.8%, from $186.5 million for the three months ended June 30, 2007. Cost of products sold and services provided for the three months ended June 28, 2008 was 60.8% of net sales, compared to 60.7% for the three months ended June 30, 2007.

         Research Models and Services.    Cost of products sold and services provided for RMS for the three months ended June 28, 2008 was $96.4 million, an increase of $15.7 million, or 19.5%, compared to $80.7 million for the three months ended June 30, 2007. Cost of products sold and services provided decreased as a percentage of net sales to 55.8% for the three months ended June 28, 2008, compared to the three months ended June 30, 2007 at 56.1% of net sales. Increased sales during the quarter resulted in greater facility utilization and greater economics of scale.

         Preclinical Services.    Cost of services provided for the PCS segment for the three months ended June 28, 2008 was $117.7 million, an increase of $11.9 million, or 11.3%, compared to $105.8 million for the three months ended June 30, 2007. Cost of services provided as a percentage of net sales was 65.7% for the three months ended June 28, 2008, compared to 64.6% for the three months ended June 30, 2007. The increase in cost of services provided as a percentage of net sales was primarily due to start-up and transition cost for our Nevada facilities, partially offset by favorable results for our other PCS toxicology locations.

         Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended June 28, 2008 were $61.1 million, an increase of $5.0 million, or 8.9%, from

$56.1 million for the three months ended June 30, 2007. Selling, general and administrative expenses for the three months ended June 28, 2008 were 17.3% of net sales compared to 18.2% of net sales for the three months ended June 30, 2007. The decrease as a percentage of sales was due primarily to lower selling, general and administrative expenses in unallocated corporate overhead.

         Research Models and Services.    Selling, general and administrative expenses for RMS for the three months ended June 28, 2008 were $23.6 million, an increase of $6.2 million, or 35.3%, compared to $17.5 million for the three months ended June 30, 2007. Selling, general and administrative expenses increased as a percentage of sales to 13.7% for the three months ended June 28, 2008 from 12.1% for the three months ended June 30, 2007 due mainly to increased support costs and higher operating expenses in Japan.

         Preclinical Services.    Selling, general and administrative expenses for the PCS segment for the three months ended June 28, 2008 were $25.7 million, an increase of $3.0 million, or 13.5%, compared to $22.7 million for the three months ended June 30, 2007. Selling, general and administrative expenses for the three months ended June 28, 2008 increased to 14.3% of net sales, compared to 13.8% of net sales for the three months ended June 30, 2007 due mainly to a charge related to the exit from our idle Worcester facility.

         Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various costs primarily related to activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions was $11.7 million for the three months ended June 28, 2008, compared to $16.0 million for the three months ended June 30, 2007. The decrease in unallocated corporate overhead during the second quarter of 2008 was due primarily to the curtailment of the pension plan and slower growth in health care costs.

         Amortization of Other Intangibles.    Amortization of other intangibles for the three months ended June 28, 2008 was $7.6 million, a decrease of $0.5 million, from $8.1 million for the three months ended June 30, 2007.

         Preclinical Services.    For the three months ended June 28, 2008, amortization of other intangibles for our PCS segment was $7.0 million, compared to $7.8 million for the three months ended June 30, 2007.

         Operating Income.    Operating income for the three months ended June 28, 2008 was $69.3 million, an increase of $12.6 million, or 22.2%, from $56.7 million for the three months ended June 30, 2007. Operating income for the three months ended June 28, 2008 was 19.7% of net sales, compared to 18.5% of net sales for the three months ended June 30, 2007.

         Research Models and Services.    For the three months ended June 28, 2008, operating income for our RMS segment was $52.2 million, an increase of $6.9 million, or 15.3%, from $45.3 million for the three months ended June 30, 2007. Operating income as a percentage of net sales for the three months ended June 28, 2008 was 30.2%, compared to 31.5% for the three months ended June 30, 2007. The decrease in operating income as a percentage of sales was primarily due to increased operating expenses partially offset by increased utilization as a result of higher sales volume.

         Preclinical Services.    For the three months ended June 28, 2008, operating income for our PCS segment was $28.8 million, an increase of $1.4 million, or 5.2%, from $27.4 million for the three months ended June 30, 2007. Operating income as a percentage of net sales decreased to 16.1%, compared to 16.8% of net sales for the three months ended June 30, 2007. The decrease in operating income as a percentage of net sales was primarily due to lower gross margin partially offset by lower amortization costs and favorable operating expenses.

         Interest Expense.    Interest expense for the three months ended June 28, 2008 was $3.3 million, compared to $4.9 million for the three months ended June 30, 2007 due primarily to the reduced debt and lower rates.

         Interest Income.    Interest income during the second quarter of 2008 was $2.1 million compared to $2.3 million during the second quarter of 2007.

         Income Taxes.    Income tax expense for the three months ended June 28, 2008 was $17.9 million, an increase of $2.8 million compared to $15.1 million for the three months ended June 30, 2007. The increase was primarily due to higher earnings. Our effective tax rate declined to 26.4% in the second quarter of 2008, from 28.5% in the second quarter of 2007 due mainly to tax law changes and reduction in corporate income tax rates in Germany, Canada and the United Kingdom.

         Net Income.    Net income in the second quarter of 2008 was $50.2 million, compared to $38.0 million in the same period last year. Diluted earnings per share from continuing operations in the second quarter of 2008 were $0.71, compared to $0.55 in the same period last year.

Six Months Ended June 28, 2008 Compared to Six Months Ended June 30, 2007

         Net Sales.    Net sales for the six months ended June 28, 2008 were $689.8 million, an increase of $91.2 million, or 15.2%, from $598.6 million for the six months ended June 30, 2007.

         Research Models and Services.    For the six months ended June 28, 2008, net sales for our RMS segment were $341.4 million, an increase of $54.6 million, or 19.0%, from $286.9 million for the six months ended June 30, 2007, due to strong demand for research models from large pharmaceutical customers in Europe, increased demand for transgenic services and higher sales of in vitro products, partially offset by lower small model growth in Japan. Favorable foreign currency translation increased sales growth by approximately 6.7%. RMS sales increased due to pricing and unit volume increases in both models, including large models, and services. The RMS sales growth was driven by increases in basic research and biotechnology spending, which drove greater demand for our products and services.

         Preclinical Services.    For the six months ended June 28, 2008, net sales for our PCS segment were $348.4 million, an increase of $36.6 million, or 11.7%, compared to $311.8 million for the six months ended June 30, 2007. The increase in PCS sales was primarily due to the increased customer demand for toxicology reflecting increased customer outsourcing partially offset by unfavorable mix due mainly to specialty preclinical services. Favorable foreign currency increased sales growth by 1.8%.

         Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the six months ended June 28, 2008 was $421.5 million, an increase of $59.4 million, or 16.4%, from $362.1 million for the six months ended June 30, 2007. Cost of products sold and services provided for the six months ended June 28, 2008 was 61.1% of net sales, compared to 60.5% for the six months ended June 30, 2007.

         Research Models and Services.    Cost of products sold and services provided for RMS for the six months ended June 28, 2008 was $188.8 million, an increase of $28.7 million, or 17.9%, compared to $160.1 million for the six months ended June 30, 2007. Cost of products sold and services provided as a percentage of net sales for the six months ended June 28, 2008 was 55.3% compared to the six months ended June 30, 2007 at 55.8% of net sales. The greater facility utilization was the result of the increased sales during the quarter.

         Preclinical Services.    Cost of services provided for the PCS segment for the six months ended June 28, 2008 was $232.7 million, an increase of $30.7 million, or 15.2%, compared to $202.0 million for the six months ended June 30, 2007. Cost of services provided as a percentage of net sales was 66.8% for the six months ended June 28, 2008, compared to 64.8% for the six months ended June 30,

2007. The increase in cost of services provided as a percentage of net sales was primarily due to the start-up and transition costs of PCS Nevada facilities.

         Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the six months ended June 28, 2008 were $120.4 million, an increase of $11.3 million, or 10.3%, from $109.1 million for the six months ended June 30, 2007. Selling, general and administrative expenses for the six months ended June 28, 2008 were 17.4% of net sales compared to 18.2% of net sales for the six months ended June 30, 2007. The decrease as a percentage of sales was due primarily to decreases in unallocated corporate overhead.

         Research Models and Services.    Selling, general and administrative expenses for RMS for the six months ended June 28, 2008 were $43.5 million, an increase of $9.8 million, or 29.1%, compared to $33.7 million for the six months ended June 30, 2007. Selling, general and administrative expenses increased as a percentage of sales to 12.8% for the six months ended June 28, 2008 from 11.8% for the six months ended June 30, 2007 due mainly to higher operating expenses in Japan.

         Preclinical Services.    Selling, general and administrative expenses for the PCS segment for the six months ended June 28, 2008 were $49.5 million, an increase of $5.9 million, or 13.5%, compared to $43.6 million for the six months ended June 30, 2007. Selling, general and administrative expenses for the six months ended June 28, 2008 increased to 14.2% of net sales compared 14.0% for the six months ended June 30, 2007 due mainly to a charge related to the exit of our idle Worcester facility.

         Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various costs primarily related to activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions was $27.3 million for the six months ended June 28, 2008, compared to $31.7 million for the six months ended June 30, 2007. The decrease in unallocated corporate overhead during the first half of 2007 was due primarily to the curtailment of the pension plan and slower growth in health care costs.

         Amortization of Other Intangibles.    Amortization of other intangibles for the six months ended June 28, 2008 was $15.2 million, a decrease of $0.8 million, from $16.0 million for the six months ended June 30, 2007.

         Preclinical Services.    For the six months ended June 28, 2008, amortization of other intangibles for our PCS segment was $14.0 million, a decrease of $1.2 million from $15.2 million for the six months ended June 30, 2007.

         Operating Income.    Operating income for the six months ended June 28, 2008 was $132.8 million, an increase of $21.4 million, or 19.2%, from $111.4 million for the six months ended June 30, 2007. Operating income for the six months ended June 28, 2008 was 19.3% of net sales, compared to 18.6% of net sales for the six months ended June 30, 2007.

         Research Models and Services.    For the six months ended June 28, 2008, operating income for our RMS segment was $108.0 million, an increase of $15.7 million, or 17.0%, from $92.3 million for the six months ended June 30, 2007. Operating income as a percentage of net sales for the six months ended June 28, 2008 was 31.6%, compared to 32.2% for the six months ended June 30, 2007. The decrease in operating income as a percentage of sales was primarily due to increased operating expenses partially offset by utilization due to the higher sales volume.

         Preclinical Services.    For the six months ended June 28, 2008 operating income for our PCS segment was $52.1 million, an increase of $1.2 million, or 2.5%, from $50.9 million for the six months ended June 30, 2007. Operating income as a percentage of net sales decreased to 15.0%, compared to 16.3% of net sales for the six months ended June 30, 2007. The decrease in operating income as a percentage of net sales was primarily due to the start-up and transition costs for our PCS Nevada facilities partially offset by higher sales which resulted in improved operating efficiency and lower amortization costs.

         Interest Expense.    Interest expense for the six months ended June 28, 2008 was $6.7 million, compared to $9.2 million for the six months ended June 30, 2007 due primarily to the lower debt.

         Interest Income.    Interest income for the six months ended June 28, 2008 was $4.8 million compared to $4.6 million for the six months ended June 30, 2007.

         Income Taxes.    Income tax expense for the six months ended June 28, 2008 was $34.8 million, an increase of $4.4 million compared to $30.4 million for the six months ended June 30, 2007. Our effective tax rate was 26.8% for the six months ended June 28, 2008 compared to 28.7% for the six months ended June 30, 2007.

         Net Income (Loss).    Net income for the six months ended June 28, 2008 was $95.3 million compared to a net loss for the six months ended June 30, 2007 of $74.7 million.

Liquidity and Capital Resources

        The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our condensed consolidated statements of cash flows.

        Our principal sources of liquidity have been our cash flow from operations, our marketable securities and our revolving line of credit arrangements.

        We had marketable securities of $19.9 million and $63.4 million as of June 28, 2008 and December 29, 2007, respectively. As of June 28, 2008 and December 29, 2007, we had $19.9 million and $38.2 million invested in auction rate securities rated AAA by a major credit rating agency. Our auction rate securities are guaranteed by U.S. federal agencies. These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 7 or 35 days. The current overall credit concerns in the capital markets as well as the failed auctions of these securities have impacted our ability to liquidate these investments. If the auctions for the securities we own continue to fail, the investment may not be readily convertible to cash until a future auction of these investments is successful. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

        In 2006, we issued $350,000 of 2.25% Convertible Senior Notes (the 2013 notes) due in 2013. The 2013 notes are convertible into approximately 7.2 million shares of our common stock at an initial conversion price of $48.94 per share of common stock. The 2013 Notes are convertible into cash and shares of our common stock (or, at our election, cash in lieu of some or all of such common stock), if any, based on an initial conversion rate, subject to adjustment, of 20.4337 shares of our common stock per $1,000 principal amount of notes (which represents an initial conversion price of $48.94 per share), only in the following circumstances and to the following extent: (1) during any fiscal quarter beginning after July 1, 2006 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period, or the measurement period, in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (3) upon the occurrence of specified corporate transactions, as described in the indenture for the 2013 Notes; and (4) at the option of the holder at any time beginning on the date that is two months prior to the stated maturity date and ending on the close of business on the second trading-day immediately preceding the maturity date. Upon conversion, we will pay cash and shares of our common stock (or, at our election, cash in lieu of some or all of such common stock), if any. As of December 29, 2007, no conversion triggers were met. If we undergo a fundamental change as described in the indenture for the 2013 Notes, holders will have the option to require us to purchase all or any portion of their notes for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the purchase date. As of June 28, 2008, our stock traded at 130% of the conversion price for 20 trading days during the last 30 consecutive trading days of the second quarter. Since the conversion trigger was met, the 2013 notes are convertible at the discretion of the bond holders during the third quarter of 2008. Accordingly, we have classified $175.5 million as short term debt on our June 28, 2008 balance sheet. This test is repeated each fiscal quarter. If the conversion test is not met in a subsequent quarter, the notes may be reclassified as long term debt as of the end of such quarter. To date, no conversions have occurred. At June 28, 2008, the fair value of our outstanding 2013 notes was approximately $498,750 based on their quoted market value.

        In the event a bond holder exercises the conversion right prior to April 15, 2013, the amount of the settlement would be based upon the 30 consecutive trading day period of our common stock starting on the second trading day following the bondholder delivery of a conversion notice. We would make a cash payment equal to the principal amount of the bonds being converted and pay either cash or stock or a combination (our choice) in a value equal for the amount of conversion value in excess of such principal amount. Additionally, under the bond hedge we would receive payment comparable to the amount of conversion value in excess of such principal amount.

        Cash and cash equivalents totaled $262.4 million at June 28, 2008, compared to $225.4 million at December 29, 2007.

        Net cash provided by operating activities for the six months ending June 28, 2008 and June 30, 2007 was $125.2 million and $93.4 million, respectively. The increase in cash provided by operations was primarily due to net income and increased depreciation. Our days sales outstanding decreased to 38 days as of June 28, 2008 compared to 40 days as of June 30, 2007 but increased from 35 days as of December 29, 2007. Our days sales outstanding includes deferred revenue as an offset to accounts receivable in the calculation.

        Net cash used in investing activities for the six months ending June 28, 2008 and June 30, 2007 was $69.0 million and $93.1 million, respectively. Our capital expenditures in 2008 were $103.9 million of which $33.7 million was related to RMS and $70.2 million to PCS. For 2008, we project capital expenditures to be in the range of $220—$240 million. We anticipate that future capital expenditures will be funded by operating activities and existing credit facilities.

        Net cash used in financing activities for the six months ending June 28, 2008 and June 30, 2007 was $26.8 million and $15.1 million, respectively. During 2008, we purchased $57.9 million of treasury stock partially offset by proceeds from exercises of employee stock options of $16.7 million and proceeds from debt of $20.0 million. During 2007, we purchased $9.0 million of treasury stock and repaid debt of $38.0 million offset by exercises of employee stock options of $30.6 million.

New Accounting Pronouncements

        In June, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1) which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period earnings per share data presented must be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of the FSP. Early application is not permitted. We are evaluating the impact of this FSP on our consolidated financial statements.

        In May 2008, the FASB issued FSP No. APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and will be applied retrospectively to all periods presented. We are evaluating the magnitude of the impact of adopting the provisions of this FSP on our consolidated financial statements.

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

        In February 2008, the FASB issued FSP FAS 140-3: Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP-140-3). FSP 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer for a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under Statement 140. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under Statement 140. This FSP is not expected to have an impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)) and No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 141(R) and SFAS 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. In addition, SFAS 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after its effective date. SFAS 141(R) applies prospectively to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. An entity may not apply SFAS 141(R) before that date. We are evaluating the impact of adopting the provisions of SFAS 141(R) and SFAS 160 on our consolidated financial statements.

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

  Interest Rate Risk

        We have entered into two credit agreements, the amended and restated $428 million credit agreement and the $50 million credit agreement. Our primary interest rate exposure results from changes in LIBOR or the base rates which are used to determine the applicable interest rates under our term loans in the $428 million credit agreement and in the $50 million agreement and our revolving credit facilities. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $3.6 million on a pre-tax basis. The book value of our debt approximates fair value.

        We issued $350 million of the 2013 Notes in a private placement in the second quarter of 2006. The convertible senior debenture notes bear an interest rate of 2.25%. The fair market value of the outstanding notes was $498.8 million on June 28, 2008.

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

        During 2008, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on customer transactions and certain balance sheet items. There were no contracts open as of June 28, 2008.

Item 4.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

        Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934 , the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of June 28, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)    Changes in Internal Controls

        There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 28, 2008 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table provides information relating to the Company's purchases of shares of its common stock during the quarter ended June 28, 2008.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
March 30, 2008—April 26, 2008	179,850	$58.11	178,000	$264,945,276
April 27, 2008—May 24, 2008	168,367	$61.45	166,000	$254,745,100
May 25, 2008—June 28, 2008	191,199	$64.04	199,000	$242,513,239

Total:	539,416	$61.25	535,000	$242,513,239

        The Board of Directors of the Company has authorized a share repurchase program, originally authorized on July 27, 2005 and subsequently amended on October 26, 2005, May 9, 2006, August 1, 2007 and July 24, 2008, to acquire up to a total of $600.0 million of common stock. The program does not have a fixed expiration date.

        During the quarter ended June 28, 2008, the Company repurchased 535,000 shares of common stock for approximately $32.7 million. The timing and amount of any future repurchases will depend on market conditions and corporate considerations. Additionally, the Company's Incentive Plans permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, during the quarter ended June 28, 2008, the Company acquired 4,416 shares as a result of such withholdings for approximately $0.3 million.

Item 4.    Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Shareholders held on May 8, 2008, the following proposals were adopted by the votes specified below:

  (a)
  The following directors were elected to serve until the Company's 2009 Annual Meeting of Shareholders and received the number of votes listed opposite each of their names below:

	Number of Shares Voted For	Number of Shares Withheld
James C. Foster	61,629,592	1,988,919
Nancy T. Chang	62,907,878	710,633
Stephen D. Chubb	61,005,612	2,612,899
George E. Massaro	63,359,950	258,561
George M. Milne, Jr.	62,908,799	709,712
C. Richard Reese	63,460,753	157,758
Douglas E. Rogers	62,910,796	707,715
Samuel O. Thier	63,458,631	159,880
William H. Waltrip	59,761,720	3,856,791
  (b)
  The ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for fiscal 2008. A total of 61,664,909 shares voted in favor of the ratification, 1,932,529 shares voted against the ratification, and 21,073 shares abstained from voting.

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
August 6, 2008
/s/ JAMES C. FOSTER James C. Foster Chairman, President and Chief Executive Officer
August 6, 2008
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
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits
SIGNATURES