Form 10-Q
period 2008-09-27
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2008-11-06
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2008
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

        As of November 1, 2008, there were 67,681,021 shares of the registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended September 27, 2008

Special Note on Factors Affecting Future Results

        This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. ("Charles River") that are based on current expectations, estimates, forecasts, and projections about the industries in which Charles River operates and the beliefs and assumptions of our management. Words such as "expect," "anticipate," "target," "goal," "project," "intend," "plan," "believe," "seek," "estimate," "will," "likely," "may," "designed," "would," "future," "can," "could" and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on current expectations and beliefs of Charles River and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward- looking statements when addressing topics such as: future demand for drug discovery and development products and services, including the outsourcing of these services and other cost reduction activities and present spending trends by our customers; future actions by our management; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of our revenues; our cost structure; the impact of acquisitions and dispositions; the timing of the opening of new and expanded facilities by us and our competitors and the effect of such capacity on pricing; our expectations with respect to sales growth, efficiency improvements and operating synergies (including the impact of specific actions intended to cause related improvements); changes in our expectations regarding future stock option, restricted stock, performance awards and other equity grants to employees and directors; changes in our expectations regarding our stock repurchases; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our cash flow; liquidity and expected impact of foreign exchange rates. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 29, 2007 under the section entitled "Risks Related to Our Business and Industry," the section of this Quarterly Report on Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

Item 1.    Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)

	Three Months Ended
	September 27, 2008	September 29, 2007
Net sales related to products	$119,777	$104,228
Net sales related to services	222,450	209,736

Total net sales	342,227	313,964
Costs and expenses
Cost of products sold	64,145	55,487
Cost of services provided	147,812	134,578
Selling, general and administrative	54,450	51,847
Amortization of intangibles	7,609	8,421

Operating income	68,211	63,631
Other income (expense)
Interest income	2,299	2,317
Interest expense	(3,589)	(4,645)
Other, net	(1,397)	(861)

Income before income taxes and minority interests	65,524	60,442
Provision for income taxes	20,819	16,808

Income before minority interests	44,705	43,634
Minority interests	(5)	(98)

Income from continuing operations	44,700	43,536
Loss from operations of discontinued businesses, net of taxes	—	(759)

Net income	$44,700	$42,777

Basic earnings per common share:
Continuing operations	$0.67	$0.65
Discontinued operations (loss)	—	(0.01)

Net income	$0.67	$0.64
Diluted earnings per common share:
Continuing operations	$0.63	$0.63
Discontinued operations (loss)	—	(0.01)

Net income	$0.63	$0.62

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)

	Nine Months Ended
	September 27, 2008	September 29, 2007
Net sales related to products	$365,435	$313,297
Net sales related to services	666,611	599,301

Total net sales	1,032,046	912,598
Costs and expenses
Cost of products sold	190,928	166,772
Cost of services provided	442,484	385,398
Selling, general and administrative	174,820	160,956
Amortization of intangibles	22,780	24,415

Operating income	201,034	175,057
Other income (expense)
Interest income	7,145	6,908
Interest expense	(10,308)	(13,890)
Other, net	(2,501)	(1,781)

Income before income taxes and minority interests	195,370	166,294
Provision for income taxes	55,665	47,219

Income before minority interests	139,705	119,075
Minority interests	336	(471)

Income from continuing operations	140,041	118,604
Loss from operations of discontinued businesses, net of taxes	—	(1,108)

Net income	$140,041	$117,496

Basic earnings per common share:
Continuing operations	$2.08	$1.78
Discontinued operations (loss)	—	(0.02)

Net income	$2.08	$1.76
Diluted earnings per common share:
Continuing operations	$1.98	$1.74
Discontinued operations (loss)	—	(0.02)

Net income	$1.98	$1.72

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands, except per share amounts)

	September 27, 2008	December 29, 2007
Assets
Current assets
Cash and cash equivalents	$212,851	$225,449
Trade receivables, net	237,268	213,908
Inventories	93,537	88,023
Other current assets	74,594	79,477
Current assets of discontinued operations	575	1,007

Total current assets	618,825	607,864
Property, plant and equipment, net	845,130	748,793
Goodwill, net	1,154,865	1,120,540
Other intangibles, net	152,465	148,905
Deferred tax asset	62,875	89,255
Other assets	58,535	85,993
Long term assets of discontinued operations	4,187	4,187

Total assets	$2,896,882	$2,805,537

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt and capital obligations	$239,030	$25,051
Accounts payable	36,367	36,715
Accrued compensation	48,937	53,359
Deferred revenue	85,470	102,021
Accrued liabilities	69,872	61,366
Other current liabilities	32,718	23,268
Current liabilities of discontinued operations	116	748

Total current liabilities	512,510	302,528
Long-term debt and capital lease obligations	303,681	484,998
Other long-term liabilities	132,617	154,044

Total liabilities	948,808	941,570
Commitments and contingencies
Minority interests	780	3,500
Shareholders' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 76,573,866 issued and 67,817,467 outstanding at September 27, 2008 and 75,427,649 issued and 68,135,324 shares outstanding at December 29, 2007	766	754
Capital in excess of par value	1,959,182	1,906,997
Retained earnings	317,570	177,529
Treasury stock, at cost, 8,756,399 shares and 7,292,325 shares at September 27, 2008 and December 29, 2007, respectively	(401,132)	(310,372)
Accumulated other comprehensive income	70,908	85,559

Total shareholders' equity	1,947,294	1,860,467

Total liabilities and shareholders' equity	$2,896,882	$2,805,537

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Nine Months Ended
	September 27, 2008	September 29, 2007
Cash flows relating to operating activities
Net income	$140,041	$117,496
Less: Loss from discontinued operations	—	(1,108)

Income from continuing operations	140,041	118,604
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	68,290	63,105
Gain on pension curtailment	(3,276)	—
Non-cash compensation	18,473	19,815
Other, net	17,774	3,833
Changes in assets and liabilities:
Trade receivables	(24,052)	(19,509)
Inventories	(5,713)	(5,909)
Other assets	(880)	(7,623)
Accounts payable	1,176	(7,132)
Accrued compensation	(6,319)	634
Deferred revenue	(16,551)	(4,839)
Accrued liabilities	1,274	3,067
Other liabilities	5,072	7,408

Net cash provided by operating activities	195,309	171,454

Cash flows relating to investing activities
Acquisition of businesses, net of cash acquired	(61,792)	(11,584)
Capital expenditures	(150,030)	(137,671)
Purchases of marketable securities	(6,439)	(251,659)
Proceeds from sale of marketable securities	43,352	264,956
Other, net	(193)	3,231

Net cash used in investing activities	(175,102)	(132,727)

Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	56,000	—
Payments on long-term debt and revolving credit agreement	(23,965)	(56,730)
Proceeds from exercises of employee stock options and warrants	28,027	42,966
Excess tax benefit from exercises of employee stock options	3,703	4,296
Purchase of treasury stock	(89,950)	(30,314)
Other, net	—	(1,392)

Net cash used in financing activities	(26,185)	(41,174)

Discontinued operations
Net cash used in operating activities	(342)	(3,044)

Net cash used in discontinued operations	(342)	(3,044)

Effect of exchange rate changes on cash and cash equivalents	(6,278)	13,608

Net change in cash and cash equivalents	(12,598)	8,117
Cash and cash equivalents, beginning of period	225,449	175,380

Cash and cash equivalents, end of period	$212,851	$183,497

Supplemental cash flow information
Capitalized interest	$1,957	$3,629

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (UNAUDITED)

(dollars in thousands)

	Total	Common Stock	Capital in Excess of Par	Accumulated Earnings	Treasury Stock	Accumulated Other Comprehensive Income
Balance at December 29, 2007	$1,860,467	$754	$1,906,997	$177,529	$(310,372)	$85,559
Components of comprehensive income, net of tax:
Net income	140,041	—	—	140,041	—	—
Foreign currency translation adjustment	(19,114)	—	—	—	—	(19,114)
Change in pension benefits, net of $3,410 tax	4,888	—	—	—	—	4,888
Amortization of pension, net gain/loss and prior service cost	238	—	—	—	—	238
Unrealized loss on marketable securities	(663)	—	—	—	—	(663)

Total comprehensive income	125,390	—	—	—	—	—
Exercise of warrants	741	—	741	—	—	—
Tax benefit associated with stock issued under employee compensation plans	5,747	—	5,747	—	—	—
Issuance of stock under employee compensation plans	27,236	12	27,224	—	—	—
Acquisition of treasury shares	(90,760)	—	—	—	(90,760)	—
Stock-based compensation	18,473	—	18,473	—	—	—

Balance at September 27, 2008	$1,947,294	$766	$1,959,182	$317,570	$(401,132)	$70,908

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

2. Business Acquisitions

        On September 15, 2008 we acquired privately-held Molecular Therapeutics, Inc., the parent entity of Molecular Imaging Research, Inc. (MIR) for $12,041 in cash. Ann Arbor, Michigan-based MIR provides discovery services utilizing extensive in vivo imaging capabilities to pharmaceutical and biotechnology clients and is included in our RMS segment. The preliminary purchase price allocation including deal cost of $85 incurred by us and net of $353 of cash acquired is as follows:

Current assets (excluding cash)	$1,136
Property, plant and equipment	848
Noncurrent assets	127
Current liabilities	(1,710)
Noncurrent liabilities	(57)
Deferred taxes	(2,055)
Goodwill and other intangible asset	13,484

Total purchase price allocation	$11,773

        In conjunction with the purchase, we paid off $364 of acquired debt.

        The breakout of goodwill and other intangibles acquired with the MIR acquisition was as follows:

		Weighted average amortization life (years)
Customer relationships	$4,900	6.5
Backlog	170	0.5
Goodwill	8,414	—

Total goodwill and other intangibles	$13,484

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

2. Business Acquisitions (Continued)

        Goodwill is not deductible for tax purposes.

        In addition, on September 9, 2008, we acquired all of the capital stock of privately held Dusseldorf, Germany-based NewLab BioQuality AG (NewLab) for $48,500 in cash. NewLab, a contract service organization, provides safety and quality control services to biopharmaceutical clients and enhances our existing capabilities in process validation services, in consulting services, and assisting in designing International Conference on Harmonisation (ICH)-compliant stability testing programs and is included in our PCS segment.

        The preliminary purchase price allocation associated with the NewLab acquisition, including transaction costs of $1,633 incurred by us and net of $3,363 of cash acquired, is as follows:

Current assets (excluding cash)	$5,277
Noncurrent assets	107
Property, plant and equipment	3,148
Current liabilities	(3,477)
Deferred taxes	(6,171)
Goodwill and other intangibles acquired	47,886

Total purchase price allocation	$46,770

        In conjunction with the purchase of NewLab, we utilized $87 of available cash to prepay NewLab's existing debt.

        The breakout of goodwill and other intangibles acquired with the NewLab acquisition was as follows:

		Weighted average amortization life (years)
Customer relationships	$20,100	6.0
Backlog	1,500	0.3
Non-compete covenants	1,230	1.6
Goodwill	25,056	—

Total goodwill and other intangibles	$47,886

        Goodwill is not deductible for tax purposes.

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

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$349,872	$319,344	$1,052,223	$927,994
Operating income	67,155	63,296	198,284	174,204
Income from continuing operations	44,881	43,079	139,377	117,641
Earnings per common share for continuing operations
Basic	$0.67	$0.64	$2.07	$1.76
Diluted	$0.63	$0.62	$1.97	$1.73

        Refer to Note 9 for further discussion of the method of computation of earnings per share.

3. Supplemental Balance Sheet Information

        The composition of trade receivables is as follows:

	September 27, 2008	December 29, 2007
Customer receivables	$184,525	$165,057
Unbilled revenue	56,185	52,033

Total	240,710	217,090
Less allowance for doubtful accounts	(3,442)	(3,182)

Net trade receivables	$237,268	$213,908

        The composition of inventories is as follows:

	September 27, 2008	December 29, 2007
Raw materials and supplies	$14,658	$13,139
Work in process	11,385	9,794
Finished products	67,494	65,090

Inventories	$93,537	$88,023

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Supplemental Balance Sheet Information (Continued)

        The composition of other current assets is as follows:

	September 27, 2008	December 29, 2007
Prepaid assets	$30,138	$26,087
Deferred tax asset	36,428	25,506
Marketable securities	—	14,958
Prepaid income tax	4,804	7,214
Restricted cash	3,224	3,493
Other	—	2,219

Other current assets	$74,594	$79,477

        The composition of net property, plant and equipment is as follows:

	September 27, 2008	December 29, 2007
Land	$38,902	$35,934
Buildings	694,793	518,090
Machinery and equipment	367,681	337,215
Leasehold improvements	17,577	17,139
Furniture and fixtures	12,082	7,734
Vehicles	5,814	5,042
Construction in progress	112,344	199,399

Total	1,249,193	1,120,553
Less accumulated depreciation	(404,063)	(371,760)

Net property, plant and equipment	$845,130	$748,793

        Depreciation expense for the nine months ended September 27, 2008 and September 29, 2007 was $45,510 and $38,690, respectively.

        The composition of other assets is as follows:

	September 27, 2008	December 29, 2007
Deferred financing costs	$7,062	$8,632
Cash surrender value of life insurance policies	24,850	22,027
Long-term marketable securities	20,461	48,457
Other assets	6,162	6,877

Other assets	$58,535	$85,993

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Supplemental Balance Sheet Information (Continued)

        The composition of other current liabilities is as follows:

	September 27, 2008	December 29, 2007
Accrued income taxes	$29,085	$21,438
Current deferred tax liability	640	1,347
Accrued interest and other	2,993	483

Other current liabilities	$32,718	$23,268

        The composition of other long-term liabilities is as follows:

	September 27, 2008	December 29, 2007
Deferred tax liability	$71,533	$70,914
Long-term pension liability	17,186	35,729
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	30,762	29,293
Other long-term liabilities	13,136	18,108

Other long-term liabilities	$132,617	$154,044

4. Marketable Securities

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	September 27, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities
Auction rate securities	$21,175	$—	$714	$20,461

Total securities	$21,175	$—	$714	$20,461

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

        As of September 27, 2008 and December 29, 2007, we held $20,461 and $38,175 in auction rate securities which are variable rate debt instruments that bear interest rates structured to reset approximately every 7 or 35 days. The auction rate securities owned by us are rated AAA by a major credit rating agency and are guaranteed by the Federal Family Education Loan Program (FFELP). The underlying securities have contractual maturities which are generally greater than ten years. We have classified these investments as long-term consistent with the term of the underlying security. At December 29, 2007, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates and the market conditions at the time. As of September 27, 2008, the overall credit concerns in the capital markets as well as the failed auctions of these securities have impacted our ability to liquidate these investments. Fair value as of September 27, 2008 was determined by management utilizing an independent valuation which was based upon a discounted cash flow methodology incorporating assumptions that reflect the assumptions a marketplace participant would use. We evaluate securities for other-than-temporary impairment on a quarterly basis and more frequently when conditions warrant such evaluation. We have the ability and intent to hold these securities for a period of time sufficient to recover all gross unrealized losses. Accordingly, we have not recognized an other-than-temporary impairment for these securities.

        Maturities of investments are as follows:

	September 27, 2008		December 29, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$—	$—	$14,752	$14,958
Due after one year	21,175	20,461	48,526	48,457

	$21,175	$20,461	$63,278	$63,415

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
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

5. Goodwill and Other Intangible Assets

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	September 27, 2008		December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$1,167,748	$(12,883)	$1,133,432	$(12,892)

Other intangible assets not subject to amortization:
Research models	$3,438	$—	$3,438	$—
Other intangible assets subject to amortization:
Backlog	60,955	(60,182)	62,250	(62,250)
Customer relationships	243,824	(101,028)	224,871	(85,000)
Customer contracts	1,655	(1,655)	1,655	(1,655)
Trademarks and trade names	4,581	(3,867)	3,274	(2,350)
Standard operating procedures	657	(639)	1,356	(1,310)
Other identifiable intangible assets	11,443	(6,717)	10,819	(6,193)

Total other intangible assets	$326,553	$(174,088)	$307,663	$(158,758)

        The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

		Adjustments to Goodwill
	Balance at December 29, 2007			Balance at September 27, 2008
		Acquisitions	Other
Research Models and Services
Gross carrying amount	$22,006	$8,414	$(52)	$30,368
Accumulated amortization	(4,902)	—	9	(4,893)
Preclinical Services
Gross carrying amount	1,111,426	25,056	898	1,137,380
Accumulated amortization	(7,990)	—	—	(7,990)
Total
Gross carrying amount	$1,133,432	$33,470	$846	$1,167,748
Accumulated amortization	(12,892)	—	9	(12,883)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

6. Long-Term Debt

        Long-term debt consists of the following:

	September 27, 2008	December 29, 2007
Senior convertible debentures	$350,000	$350,000
Term loan facilities	143,600	159,200
Revolving credit facility	48,000	—
Other long-term debt, represents secured and unsecured promissory notes, interest rates ranging from 0% to 3.7% and 0% to 11.6% at September 27, 2008 and December 29, 2007, respectively, maturing between 2008 and 2013	1,111	849

Total debt	542,711	510,049
Less: current portion of long-term debt	(239,030)	(25,051)

Long-term debt	$303,681	$484,998

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

        As of September 27, 2008, our stock traded at or above 130% of the conversion price for 20 trading days during the last 30 consecutive trading days of the third quarter. Since the conversion trigger was met, the 2013 notes are convertible at the discretion of the bond holders during the fourth quarter of 2008. Accordingly, we have classified $203,466 as short term debt on our September 27, 2008

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

6. Long-Term Debt (Continued)

balance sheet. This test is repeated each fiscal quarter. As of September 27, 2008, no conversions have occurred. At September 27, 2008, the fair value of our outstanding 2013 notes was approximately $451,710 based on their quoted market value.

        The interest rates applicable to term loans and revolving loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio. Based on our leverage ratio, the margin range for LIBOR-based loans is 0.625% to 0.875%. As of September 27, 2008, the interest rate margin was 0.625%.

        We had $5,466 outstanding under letters of credit as of September 27, 2008.

        Principal maturities of existing debt for the periods set forth in the table below are as follows:

Twelve months ending September
2009	$239,030
2010	77,931
2011	31,208
2012	48,008
2013	146,534

Total	$542,711

7. Shareholders' Equity

Earnings (Loss) per Share

        Basic earnings per share for the three and nine months ended September 27, 2008 and September 29, 2007 were computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods. Diluted earnings per share were computed upon the weighted average number of common shares outstanding in the three months ended September 27, 2008 and September 29, 2007 and the nine months ended September 27, 2008 and September 29, 2007 and dilutive common stock equivalents outstanding. Potential common shares outstanding principally include stock options under our stock option plans, warrants and the assumed conversion of our 2013 Notes.

        Options to purchase 797,838 and 994,892 shares were outstanding in each of the three respective months ended September 27, 2008 and September 29, 2007, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase 813,265 and 1,523,954 shares were outstanding in each of the respective nine months ended September 27, 2008 and September 29, 2007, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

        Basic weighted average shares outstanding for the three and nine months ended September 27, 2008 and September 29, 2007 excluded the weighted average impact of 840,571 and 806,251 shares, respectively, of non-vested fixed restricted stock awards.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Shareholders' Equity (Continued)

        The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations for income from continuing operations and loss from operations of discontinued businesses:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Numerator:
Income from continuing operations for purposes of calculating earnings per share	$44,700	$43,536	$140,041	$118,604
Loss from discontinued businesses	$—	$(759)	$—	$(1,108)
Denominator:
Weighted average shares outstanding—Basic	67,167,827	67,192,236	67,380,141	66,813,724
Effect of dilutive securities:
2.25% senior convertible debentures	1,752,046	526,591	1,547,131	85,190
Stock options and contingently issued restricted stock	1,385,703	1,226,004	1,359,051	1,126,481
Warrants	619,121	132,916	405,911	133,448
Weighted average shares outstanding—Diluted	70,924,697	69,077,747	70,692,234	68,158,843
Basic earnings per share from continuing operations	$0.67	$0.65	$2.08	$1.78
Basic loss per share from discontinued operations	—	$(0.01)	—	$(0.02)
Diluted earnings per share from continuing operations	$0.63	$0.63	$1.98	$1.74
Diluted loss per share from discontinued operations	—	$(0.01)	—	$(0.02)

        The sum of the earnings per share from continuing operations and the loss per share from discontinued operations does not necessarily equal the earnings (loss) per share from net income in the condensed consolidated statements of operations for the three and nine months ended September 27, 2008 and September 29, 2007 due to rounding.

Treasury Shares

        Our Board of Directors has authorized a share repurchase program, originally authorized on July 27, 2005 and subsequently amended on October 26, 2005, May 9, 2006, August 1, 2007 and July 24, 2008 to acquire up to a total of $600,000 of common stock. The program does not have a fixed expiration date. In order to facilitate these share repurchases, we entered into Rule 10b5-1 Purchase Plans. As of September 27, 2008, approximately $211,880 remains authorized for share repurchases.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Shareholders' Equity (Continued)

        Share repurchases during the three and nine months ended September 27, 2008 and September 29, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Number of shares of common stock repurchased	473,600	381,800	1,360,600	525,000
Total cost of repurchase	$30,633	$20,126	$84,520	$26,874

        Additionally, our 2000 Incentive Plan and 2007 Incentive Plan permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the three months ended September 27, 2008 and September 29, 2007, we acquired 22,940 shares for $1,514 and 22,981 shares for $1,214, respectively. During the nine months ended September 27, 2008 and September 29, 2007, we acquired 103,474 shares for $6,240 and 70,312 shares for $3,440, respectively, as a result of such withholdings.

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

        As part of our recapitalization in 1999, we issued 150,000 units, each comprised of a $1 senior subordinated note and a warrant to purchase 7.6 shares of our common stock for total proceeds of $150,000. We allocated the $150,000 offering proceeds between the senior subordinated notes ($147,872) and the warrants ($2,128), based upon the estimated fair value. The portion of the proceeds allocated to the warrants is reflected as capital in excess of par in the accompanying consolidated financial statements. Each warrant entitles the holder, subject to certain conditions, to purchase 7.6 shares of our common stock at an exercise price of $5.19 per share of common stock, subject to adjustment under some circumstances. Upon exercise, the holders of warrants would be entitled to purchase 4,180 shares of our common stock as of September 27, 2008. The warrants expire on October 1, 2009.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Income Taxes

        The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statement of income:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Income before income taxes and minority interest	$65,524	$60,442	$195,370	$166,294
Effective tax rate	31.8%	27.8%	28.5%	28.4%
Provision for income tax	$20,819	$16,808	$55,665	$47,219

        Our overall effective tax rate was 31.8% in the third quarter of 2008 and 27.8% in the third quarter of 2007. The increase from the 27.8% effective tax rate in the third quarter of 2007 was primarily attributable to a Massachusetts tax law change which resulted in reporting additional income tax expense of $3,396 during the quarter from the revaluation of our deferred tax assets. This increase in our effective tax rate in the third quarter of 2008 was partially offset by reduced taxes due to tax law changes and declines in corporate income tax rates in Germany, Canada, and the United Kingdom.

        During the first three quarters of 2008, our unrecognized tax benefits recorded in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, increased by $4,023. Of this amount, $1,851 will impact the effective tax rate favorably if recognized in accordance with the currently effective accounting standards. The increase was primarily due to ongoing evaluation of uncertain tax positions related to the current and prior periods.

        We conduct business globally and, as a result, we and our subsidiaries are subject to income tax and file income tax returns in the U.S. and international jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including but not limited to such major jurisdictions as Canada, the United Kingdom, and the United States. With few exceptions, we are no longer subject to U.S. and international income tax examinations for years before 2002.

        We and certain of our subsidiaries are currently under audit by the Canada Revenue Agency and the Internal Revenue Service in the United States. In regards to the Internal Revenue Service examinations of the 2004 tax returns of the Company and an acquired subsidiary, we filed our formal protests of certain proposed income tax adjustments with the Appeals Division on July 2, 2007. Based upon discussions with the Internal Revenue Service, we believe it is reasonably possible that we will reach settlement with the Internal Revenue Service on the proposed adjustments within the next twelve months. We do not anticipate that the settlement of the proposed audit adjustments, which relate primarily to issues associated with an acquisition, will have a material impact on our financial position or results of operations. During the third quarter of 2008, there has been no change in status of the ongoing examinations being conducted by the Canada Revenue Agency and the Internal Revenue Service and the protest before the Appeals Division of the Internal Revenue Service. During the third quarter of 2008, the Commonwealth of Massachusetts commenced an audit of the Company and several of its subsidiaries. We believe that we have appropriately provided for all uncertain tax positions.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Employee Benefits

        The following table provides the components of net periodic benefit cost for our defined benefit plans:

Pension Benefits

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 29, 2008	September 29, 2007
Service cost	$2,313	$1,557	$5,708	$4,636
Interest cost	7,716	2,877	16,318	8,571
Expected return on plan assets	(8,685)	(3,125)	(18,359)	(9,308)
Amortization of prior service cost	(610)	(136)	(1,133)	(403)
Amortization of net loss	(67)	108	(121)	323

Net periodic benefit cost	$667	$1,281	$2,413	$3,819

Company contributions	$2,731	$4,150	$8,143	$9,000

Supplemental Retirement Benefits

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Service cost	$230	$220	$681	$659
Interest cost	436	396	1,288	1,187
Amortization of prior service cost	125	125	374	374
Amortization of net loss	118	143	310	428

Net periodic benefit cost	$909	$884	$2,653	$2,648

        We expect to contribute $10,002 to these plans during 2008. As a result of declines in the fair value of our pension plan assets during 2008, it is possible that our future pension plan contributions may be significantly greater than projected.

        In April 2008, our Board of Directors voted to freeze the accrual of benefits under our U.S. pension plan effective April 30, 2008. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," we recorded a curtailment gain of $3,279 in the second quarter of 2008. Based on a remeasurement of the U.S. pension plan's assets and liabilities at April 30, 2008, the benefit accrual freeze reduced the projected benefit obligation by $8,298 and resulted in a corresponding adjustment, net of tax, to accumulated other comprehensive income.

10. Stock-Based Compensation Plans

        We adopted on a modified prospective basis, the provisions of SFAS No. 123(R), "Share-Based Payment (Revised 2004)," (SFAS No. 123(R)) and related guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

10. Stock-Based Compensation Plans (Continued)

directors including employee stock options and restricted stock awards based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period.

        The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. The effect of recording stock-based compensation for the three and nine months ended September 27, 2008 and September 29, 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Stock-based compensation expense by type of award:
Stock options	$2,420	$2,984	$7,907	$8,358
Restricted stock	3,113	4,299	10,566	11,456

Share-based compensation expense before tax	5,533	7,283	18,473	19,814
Income tax benefit	(1,860)	(2,389)	(6,459)	(6,355)

Reduction to net income	$3,673	$4,894	$12,014	$13,459

Reduction to earnings per share:
Basic	$0.06	$0.07	$0.18	$0.20
Diluted	$0.05	$0.07	$0.17	$0.20
Effect on income by line item:
Cost of sales	$1,505	$2,217	$4,932	$6,183
Selling and administration	4,028	5,066	13,541	13,631

Share based compensation expense before tax	5,533	7,283	18,473	19,814
Income tax benefit	(1,860)	(2,389)	(6,459)	(6,355)

Reduction to net income	$3,673	$4,894	$12,014	$13,459

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
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

10. Stock-Based Compensation Plans (Continued)

        The fair values of stock-based awards granted were estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Options Granted In:
	2008	2007
Expected life (in years)	4.50	5.00
Expected volatility	24%	30%
Risk-free interest rate	2.76%	4.59%
Expected dividend yield	0.0%	0.0%
Weighted average grant date fair value	$14.91	$16.46

Stock Options

        The following table summarizes the stock option activity in the equity incentive plans from December 29, 2007 through September 27, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 29, 2007	4,467,803	$40.50
Options granted	807,730	$58.91
Options exercised	(696,651)	$39.03
Options cancelled	(77,687)	$44.69

Options outstanding as of September 27, 2008	4,501,195	$43.93	5.26 years	$64,209

Options exercisable as of September 27, 2008	2,722,054	$39.57	4.91 years	$50,271

        As of September 27, 2008, the unrecognized compensation cost related to unvested stock options was $21,569 net of estimated forfeitures. This unrecognized compensation will be recognized over an estimated weighted average amortization period of 32 months.

        The total fair value of the options vested during the three and nine months ended September 27, 2008 was $2,379 and $11,794, respectively. The total fair value of the options vested during the three and nine months ended September 29, 2007 was $2,496 and $10,439, respectively.

        The total intrinsic value of options exercised during the three and nine months ended September 27, 2008 was $6,670 and $16,992, respectively. The total intrinsic value of options exercised during the three and nine months ended September 29, 2007 was $7,471 and $25,211, respectively. Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price.

        The total amount of cash received from the exercise of options during the nine months ended September 27, 2008 and September 29, 2007 was $27,234 and $42,952, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $5,938 and $6,865 for the nine months ended September 27, 2008 and September 29, 2007, respectively.

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

        The following table summarizes the restricted stock activity from December 29, 2007 through September 27, 2008:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding December 29, 2007	711,896	$44.25
Granted	349,409	$58.83
Vested	(337,437)	$46.53
Cancelled	(26,937)	$45.96

Outstanding September 27, 2008	696,931	$50.39

        As of September 27, 2008, the unrecognized compensation cost related to unvested restricted stock was $26,722 net of estimated forfeitures. This unrecognized compensation will be recognized over an estimated weighted average amortization period of 33 months.

        The total fair value of restricted stock grants that vested during the three and nine months ended September 27, 2008 was $2,880 and $15,706, respectively. The total fair value of restricted stock grants that vested during the three and nine months ended September 29, 2007 was $3,022 and $10,503, respectively.

Performance-Based Stock Award Program

        Compensation expense associated with awards made under our performance-based stock award program was $234 and $779 during the three months ended September 27, 2008 and September 29, 2007, respectively. Compensation expense associated with awards made under this new program of $1,771 and $1,874 has been recorded during the nine months ended September 27, 2008 and September 29, 2007, respectively. Payout of this award is contingent upon achievement of individualized stretch goals as determined by our Board of Directors.

11. Commitments and Contingencies

        Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against us. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect our consolidated financial statements. In addition we have certain purchase commitments related to the completion of ongoing capacity expansion which amounted to approximately $47,000 as of September 27, 2008.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

12. Business Segment Information

        The following table presents sales to unaffiliated customers and other financial information by product line segment.

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Research Models and Services
Net sales	$165,656	$145,207	$507,100	$432,078
Gross margin	70,813	63,408	223,498	190,171
Operating income	50,673	45,574	158,685	137,863
Depreciation and amortization	7,043	5,780	20,718	17,012
Capital expenditures	12,572	12,643	46,228	30,415
Preclinical Services
Net sales	$176,571	$168,757	$524,946	$480,520
Gross margin	59,457	60,491	175,136	170,257
Operating income	30,390	29,993	82,507	80,863
Depreciation and amortization	15,894	16,180	47,572	46,093
Capital expenditures	33,577	37,692	103,802	107,256

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Total segment operating income	$81,063	$75,567	$241,192	$218,726
Unallocated corporate overhead	(12,852)	(11,936)	(40,158)	(43,669)
Consolidated operating income	$68,211	$63,631	$201,034	$175,057

        A summary of unallocated corporate overhead consists of the following:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Stock-based compensation expense	$2,740	$3,389	$9,101	$9,177
U.S. retirement plans	722	1,821	111	5,481
Audit, tax and related expenses	871	765	2,133	3,042
Salary and bonus	3,385	4,231	14,257	11,349
Global IT	2,130	635	5,350	3,361
Employee health, LDP and fringe benefit expense	(648)	(1,084)	(535)	2,992
Consulting and outside services	346	454	1,089	1,224
Other general unallocated corporate expenses	3,306	1,725	8,652	7,043

	$12,852	$11,936	$40,158	$43,669

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

13. Fair Value (Continued)

        Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 27, 2008 using
Assets	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Auction rate securities	—	—	$20,461	$20,461
Fair value of life policies	$17,214	—	—	17,214

Total assets	$17,214	—	$20,461	$37,675

        The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended September 27, 2008. Our auction rate securities were valued at fair value by management utilizing an independent valuation which used pricing models and discounted cash flow methodologies incorporating assumptions that reflect the assumptions a marketplace participant would use at September 27, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction rate securities
Balance, December 30, 2007	$—
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(714)
Purchases, issuances and settlements	—
Transfers in and/or (out) of Level 3 upon adoption of SFAS 157	21,175

Balance, September 27, 2008	$20,461

        Certain assets and liabilities are measured at fair value on a non-recurring basis. As of September 27, 2008, we have not applied the provisions of SFAS 157 to these assets and liabilities in accordance with FASB "Staff Position FAS 157-2: Effective Date of SFAS 157" (FSP 157-2). FSP 157-2 partially defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and removes certain leasing transactions from the scope of SFAS 157. SFAS 157 as amended by this FSP is effective for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008 and will be applied prospectively.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

14. Recently Issued Accounting Standards (Continued)

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)) and No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 141(R) and SFAS 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. In addition, SFAS 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after its effective date. SFAS 141(R) amends SFAS 109 changing the accounting for adjustments to deferred tax asset valuation allowances and income tax uncertainties related to acquisitions that close both before and after its effective date, generally requiring adjustments to be reflected in income tax expense. SFAS 141(R) applies prospectively to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. An entity may not apply SFAS 141(R) before that date. We are evaluating the impact of adopting the provisions of SFAS 141(R) and SFAS 160 on our consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes.

Overview

        We are a leading global provider of solutions that advance the drug discovery and development process, including research models and associated services and outsourced preclinical services. We partner with global pharmaceutical companies, a wide range of biotechnology companies, as well as government agencies, and leading hospitals and academic institutions throughout the world in order to bring drugs to market faster and more efficiently. Our broad portfolio of products and services enables our customers to reduce costs, increase speed to market and enhance their productivity and effectiveness in drug discovery and development. We have built upon our core competency of laboratory animal medicine and science (research model technologies) to develop a diverse and growing portfolio of regulatory compliant preclinical services which address drug discovery and development in the preclinical arena. We have been in business for over 60 years and currently operate over 60 facilities in 15 countries worldwide.

        Our sales growth in the third quarter and the first nine months of 2008 was driven by continued spending by major pharmaceuticals, biotechnology companies and academic institutions on our global products and services, which aid in their development of new drugs and products. We expect the long-term drivers for our business as a whole primarily to emerge from our customers' continued demand for research models and services and regulatory compliant preclinical services, as well as increased strategic focus on outsourcing. In the third quarter, however, demand for products remained strong, but demand for services was softer, impacting our growth rate. We believe this was primarily due to a number of emerging factors which include: business restructuring and reprioritization of pipelines by pharmaceutical and biotechnology clients, which led to significant and accelerating study slippage and delays; and tight cost controls which resulted in more measured spending and some pricing pressure. We expect these factors to impact the remainder of 2008 and to persist into 2009.

        Our capital expenditures were $150.0 million during the nine months ended September 27, 2008, with planned capital expenditures for the year not expected to exceed $210 million. This is below our previous estimates of $220—$240 million. As a result of the factors which are affecting our sales growth, we evaluated our expansion plans and determined that we have sufficient capacity to accommodate our clients' current demand. We expect to open the Sherbrooke (Canada) facility on schedule in the first quarter of 2009, in order to relieve capacity constraints at our Montreal facility. We have delayed the expansion of our Ohio facility until 2010, when we believe much of the industry's excess capacity will have been absorbed.

        In addition to internally generated organic growth, our business strategy includes strategic "bolt-on" acquisitions that complement our business, increase the rate of our growth or geographically expand our existing services, as evidenced by our acquisitions of NewLab BioQuality AG and MIR Preclinical Services in the third quarter of 2008.

        Total net sales during the third quarter of 2008 were $342.2 million, an increase of 9.0% over the same period last year. The sales increase was due primarily to increased customer demand and higher pricing in Research Models & Services (RMS), strong large model safety testing and certain specialty toxicology sales partially offset by slower demand for Preclinical Services (PCS) due to our clients' restructuring and reprioritization efforts, particularly in Europe. The effect of foreign currency translation added 1.5% to sales growth. Our gross margin decreased to 38.1% of net sales for the third quarter of 2008, compared to 39.5% of net sales for the third quarter of 2007, due primarily to the result of lower sales growth as well as the impact of higher costs primarily due to energy.

        Our operating income for the third quarter of 2008 was $68.2 million compared to $63.6 million for the third quarter of 2007, an increase of 7.2%. The operating margin was 19.9% for the third quarter of 2008 compared to 20.3% for the prior year, primarily due to lower gross margin as a percent of sales partially offset by lower operating expenses as a percent of sales. Net income from continuing operations was $44.7 million for the third quarter of 2008 compared to $43.5 million for the third quarter of 2007. Diluted earnings per share from continuing operations for the third quarter of 2008 and 2007 were $0.63.

        Total net sales during the nine months ended September 27, 2008 were $1,032.0 million, an increase of 13.1% over the same period last year. The sales increase was due primarily to increased customer demand along with higher pricing in RMS. The effect of foreign currency translation added 3.2% to sales growth. Our gross margin decreased to 38.6% of net sales for the nine months ended September 27, 2008, compared to 39.5% of net sales for the nine months ended September 29, 2007.

        Our operating income for the nine months ended September 27, 2008 was $201.0 million compared to $175.1 million for the nine months ended September 29, 2007, an increase of 14.8%. The operating margin was 19.5% for the nine months ended September 27, 2008 compared to 19.2% for the prior year. Net income from continuing operations was $140.0 million for the nine months ended September 27, 2008 compared to $118.6 million for the nine months ended September 29, 2007. Diluted earnings per share from continuing operations for the nine months ended September 27, 2008 were $1.98 compared to $1.74 for the nine months ended September 29, 2007.

        We report two business segments: RMS and PCS, which reflect the manner in which our operating units are managed.

        Our RMS segment, which represented 48.4% of net sales in the third quarter of 2008, includes research models, genetically engineered models and services (GEMS), research animal diagnostics, discovery and imaging services, consulting and staffing services, vaccine support and in vitro technology (primarily endotoxin testing). Net sales for this segment increased 14.1% for the third quarter of 2008 compared to the third quarter of 2007, due to increased small model sales in the United States, consulting and staffing services, and large model, avian and in-vitro sales. Favorable foreign currency translation increased the net sales gain by 4.0%. We experienced decreases in both the RMS gross margin and operating margin compared to last year (to 42.7% from 43.7% and to 30.6% from 31.4%, respectively) due mainly to the impact of higher costs due to energy fuel surcharges.

        Sales on a year to date basis for our RMS business segment increased 17.4% compared to the nine months ended September 29, 2007, due to increased small model sales in the United States and Europe, increased consulting and staffing services and strong in-vitro sales. Operating income on a year to date basis was $158.7 million compared to $137.9 million, an increase of $20.8 million, or 15.1%, from the same period last year. Operating income for the nine months ended September 27, 2008 as a percent of net sales decreased to 31.3% compared to 31.9% for the same period last year due mainly to the impact of inflation and fuel surcharges on our costs.

        Our PCS segment, which represented 51.6% of net sales in the third quarter of 2008, includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical, bioanalysis, pharmacokinetics and drug metabolism services, as well as Phase I clinical trials. Sales for this segment for the third quarter of 2008 increased 4.6% over the third quarter of 2007. Sales were driven by continuing strong demand for large model safety testing and certain specialty toxicology studies as well as the acquisition of NewLab BioQuality AG, partially offset by more measured pharmaceutical spending due to our clients' restructuring and reprioritization efforts, particularly in Europe. Unfavorable foreign currency decreased sales growth by 0.7%. We experienced a decrease in the PCS gross margin for the third quarter of 2008 to 33.7% from 35.8% in 2007, due mainly to the lower sales growth. Operating income decreased to 17.2% of net sales for the third quarter of 2008, compared to 17.8% for 2007 due mainly to the lower gross margin.

        Sales on a year to date basis for our PCS segment increased 9.2% over the same period last year. Operating income for the nine months ended September 27, 2008 decreased to 15.7% of net sales, compared to 16.8% for the nine months ended September 29, 2007.

        Our unallocated corporate headquarters cost increased to $12.9 million in the third quarter of 2008, from $11.9 million in the third quarter of 2007, due mainly to costs associated with the evaluation of bolt-on acquisitions we decided to forgo.

Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007

         Net Sales.    Net sales for the three months ended September 27, 2008 were $342.2 million, an increase of $28.2 million, or 9.0%, from $314.0 million for the three months ended September 29, 2007.

         Research Models and Services.    For the three months ended September 27, 2008 net sales for our RMS segment increased to $165.7 million from $145.2 million for the three months ended September 29, 2007, an increase of 14.1%. Favorable foreign currency translation increased sales growth by approximately 4.0%. RMS sales increased due to increased model sales in the United States, consulting and staffing services, and large model, avian and in-vitro sales.

         Preclinical Services.    For the three months ended September 27, 2008, net sales for our PCS segment were $176.6 million, an increase of $7.8 million, or 4.6%, compared to $168.8 million for the three months ended September 29, 2007. The increase was primarily due to the increased customer demand for large model safety testing and certain specialty toxicology as well as the acquisition of NewLab BioQuality AG, offset by more measured pharmaceutical spending due to our clients' restructuring and reprioritization efforts, particularly in Europe. Unfavorable foreign currency had a negative impact on sales growth of 0.7%.

         Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the three months ended September 27, 2008 was $212.0 million, an increase of $21.9 million, or 11.5%, from $190.1 million for the three months ended September 27, 2007. Cost of products sold and services provided for the three months ended September 27, 2008 was 61.9% of net sales, compared to 60.5% for the three months ended September 29, 2007.

         Research Models and Services.    Cost of products sold and services provided for RMS for the three months ended September 27, 2008 was $94.8 million, an increase of $13.0 million, or 15.9%, compared to $81.8 million for the three months ended September 29, 2007. Cost of products sold and services provided increased as a percent of net sales to 57.3% for the three months ended September 27, 2008, compared to 56.3% of net sales for the three months ended September 29, 2007 due mainly to the impact of higher costs due to energy and fuel surcharges.

         Preclinical Services.    Cost of services provided for the PCS segment for the three months ended September 27, 2008 was $117.1 million, an increase of $8.8 million, or 8.2%, compared to $108.3 million for the three months ended September 29, 2007. Cost of services provided as a percentage of net sales was 66.3% for the three months ended September 27, 2008, compared to 64.2% for the three months ended September 29, 2007 due primarily to the result of lower sales growth.

         Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended September 27, 2008 were $54.5 million, an increase of $2.7 million, or 5.0%, from $51.8 million for the three months ended September 29, 2007. Selling, general and administrative expenses for the three months ended September 27, 2008 were 15.9% of net sales compared to 16.5% of net sales for the three months ended September 29, 2007.

         Research Models and Services.    Selling, general and administrative expenses for RMS for the three months ended September 27, 2008 were $19.5 million, an increase of $2.0 million, or 11.9%, compared to $17.5 million for the three months ended September 29, 2007. Selling, general and administrative expenses decreased as a percentage of sales to 11.8% for the three months ended September 27, 2008 from 12.0% for the three months ended September 29, 2007 due mainly to greater economies of scale.

         Preclinical Services.    Selling, general and administrative expenses for the PCS segment for the three months ended September 27, 2008 were $22.1 million, a decrease of $0.4 million, compared to $22.5 million for the three months ended September 29, 2007. Selling, general and administrative expenses for the three months ended September 27, 2008 decreased to 12.5% of net sales, compared to 13.3% of net sales for the three months ended September 30, 2006.

         Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various costs primarily related to activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions was $12.9 million for the three months ended September 27, 2008, compared to $11.9 million for the three months ended September 29, 2007. The increase in unallocated corporate overhead during the third quarter of 2008 was due primarily to the costs associated with the evaluation of bolt-on acquisitions we decided to forgo.

         Amortization of Other Intangibles.    Amortization of other intangibles for the three months ended September 27, 2008 was $7.6 million, a decrease of $0.8 million, from $8.4 million for the three months ended September 29, 2007.

         Preclinical Services.    For the three months ended September 27, 2008, amortization of other intangibles for our PCS segment was $7.0 million, compared to $8.0 million for the three months ended September 29, 2007.

         Operating Income.    Operating income for the three months ended September 27, 2008 was $68.2 million, an increase of $4.6 million, or 7.2%, from $63.6 million for the three months ended September 29, 2007. Operating income for the three months ended September 27, 2008 was 19.9% of net sales, compared to 20.3% of net sales for the three months ended September 29, 2007.

         Research Models and Services.    For the three months ended September 27, 2008, operating income for our RMS segment was $50.7 million, an increase of $5.1 million, or 11.2%, from $45.6 million for the three months ended September 29, 2007. Operating income as a percentage of net sales for the three months ended September 27, 2008 was 30.6%, compared to 31.4% for the three months ended September 29, 2007. The decrease in operating income as a percentage of sales was due mainly to the impact of inflation and fuel surcharges on our costs.

         Preclinical Services.    For the three months ended September 27, 2008, operating income for our PCS segment was $30.4 million, an increase of $0.4 million, or 1.3%, from $30.0 million for the three months ended September 29, 2007. Operating income as a percentage of net sales decreased to 17.2%, compared to 17.8% of net sales for the three months ended September 29, 2007. The decrease in operating income as a percentage of net sales was primarily due to lower gross margin partially offset by lower amortization costs and favorable operating expenses.

         Interest Expense.    Interest expense for the three months ended September 27, 2008 was $3.6 million, compared to $4.6 million for the three months ended September 29, 2007 due primarily to debt repayment and lower interest rates.

         Interest Income.    Interest income during the third quarter of 2008 was $2.3 million essentially flat compared to the third quarter of 2007.

         Income Taxes.    Income tax expense for the three months ended September 27, 2008 was $20.8 million, an increase of $4.0 million compared to $16.8 million for the three months ended

September 29, 2007. Our effective tax rate increased to 31.8% in the third quarter of 2008 from 27.8% in the third quarter of 2007 due primarily to a change in Massachusetts tax law that resulted in the reporting of $3.4 million of additional tax expense due to the revaluation of our deferred tax assets.

         Net Income.    Net income in the third quarter of 2008 was $44.7 million, compared to $42.8 million in the same period last year. Diluted earnings per share in the third quarter of 2008 were $0.63, compared to $0.62 in the same period last year.

Nine Months Ended September 27, 2008 Compared to Nine Months Ended September 29, 2007

         Net Sales.    Net sales for the nine months ended September 27, 2008 were $1,032.0 million, an increase of $119.4 million, or 13.1%, from $912.6 million for the nine months ended September 29, 2008.

         Research Models and Services.    For the nine months ended September 27, 2008, net sales for our RMS segment were $507.1 million, an increase of $75.0 million, or 17.4%, from $432.1 million for the nine months ended September 29, 2007, due to increased small model sales in the United States and Europe, increased consulting and staffing services and strong in-vitro sales, partially offset by lower small model growth in Japan. Favorable foreign currency translation increased sales growth by approximately 5.8%. RMS sales increased due to pricing and unit volume increases in both models, including large models, and services. The RMS sales growth was driven by increases in basic research and biotechnology spending, which drove greater demand for our products and services.

         Preclinical Services.    For the nine months ended September 27, 2008, net sales for our PCS segment were $524.9 million, an increase of $44.4 million, or 9.2%, compared to $480.5 million for the nine months ended September 29, 2007. Favorable foreign currency increased sales growth by 0.9%.

         Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the nine months ended September 27, 2008 was $633.4 million, an increase of $81.2 million, or 14.7%, from $552.2 million for the nine months ended September 29, 2007. Cost of products sold and services provided for the nine months ended September 27, 2008 was 61.4% of net sales, compared to 60.5% for the nine months ended September 29, 2007.

         Research Models and Services.    Cost of products sold and services provided for RMS for the nine months ended September 27, 2008 was $283.6 million, an increase of $41.7 million, or 17.2%, compared to $241.9 million for the nine months ended September 29, 2007. Cost of products sold and services provided as a percentage of net sales for the nine months ended September 27, 2008 was 55.9% compared to 56.0% for the nine months ended September 29, 2007. The greater facility utilization was the result of the increased sales during the quarter.

         Preclinical Services.    Cost of services provided for the PCS segment for the nine months ended September 27, 2008 was $349.8 million, an increase of $39.5 million, or 12.7%, compared to $310.3 million for the nine months ended September 29, 2007. Cost of services provided as a percentage of net sales was 66.6% for the nine months ended September 27, 2008, compared to 64.6% for the nine months ended September 29, 2007. The increase in cost of services provided as a percentage of net sales was primarily due to the start-up and transition costs of PCS Nevada facilities.

         Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the nine months ended September 27, 2008 were $174.8 million, an increase of $13.8 million, or 8.6%, from $161.0 million for the nine months ended September 29, 2007. Selling, general and administrative expenses for the nine months ended September 27, 2008 were 16.9% of net sales compared to 17.6% of net sales for the nine months ended September 29, 2007.

         Research Models and Services.    Selling, general and administrative expenses for RMS for the nine months ended September 27, 2008 were $63.1 million, an increase of $11.9 million, or 23.2%, compared to $51.2 million for the nine months ended September 29, 2007. Selling, general and administrative expenses increased as a percentage of sales to 12.4% for the nine months ended September 27, 2008 from 11.8% for the nine months ended September 29, 2007 due mainly to higher operating costs in Japan.

         Preclinical Services.    Selling, general and administrative expenses for the PCS segment for the nine months ended September 27, 2008 were $71.6 million, an increase of $5.5 million, or 8.3%, compared to $66.1 million for the nine months ended September 29, 2007. Selling, general and administrative expenses for the nine months ended September 27, 2008 decreased to 13.6% of net sales compared to 13.8% for the nine months ended September 29, 2007.

         Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various costs primarily related to activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions was $40.2 million for the nine months ended September 27, 2008, compared to $43.7 million for the nine months ended September 29, 2007. The decrease in unallocated corporate overhead during the nine months ended September 27, 2008 was primarily due to the curtailment of the pension plan and slower growth in health care costs.

         Amortization of Other Intangibles.    Amortization of other intangibles for the nine months ended September 27, 2008 was $22.8 million, a decrease of $1.6 million, from $24.4 million for the nine months ended September 29, 2007.

         Preclinical Services.    For the nine months ended September 27, 2008, amortization of other intangibles for our PCS segment was $21.1 million, a decrease of $2.2 million from $23.3 million for the nine months ended September 29, 2007.

         Operating Income.    Operating income for the nine months ended September 27, 2008 was $201.0 million, an increase of $25.9 million, or 14.8%, from $175.1 million for the nine months ended September 29, 2007. Operating income for the nine months ended September 27, 2008 was 19.5% of net sales, compared to 19.2% of net sales for the nine months ended September 29, 2007.

         Research Models and Services.    For the nine months ended September 27, 2008, operating income for our RMS segment was $158.7 million, an increase of $20.8 million, or 15.1%, from $137.9 million for the nine months ended September 29, 2007. Operating income as a percentage of net sales for the nine months ended September 27, 2008 was 31.3%, compared to 31.9% for the nine months ended September 29, 2007. The decrease in operating income as a percentage of sales was primarily due to increased operating expenses partially offset by improved utilization due to the higher sales volume.

         Preclinical Services.    For the nine months ended September 27, 2008 operating income for our PCS segment was $82.5 million, an increase of $1.6 million, or 2.0%, from $80.9 million for the nine months ended September 29, 2007. Operating income as a percentage of net sales decreased to 15.7% compared to 16.8% of net sales for the nine months ended September 29, 2007. The decrease in operating income as a percentage of net sales was primarily due to the start-up and transition costs for our PCS Nevada facilities partially offset by improved operating efficiency as a result of higher sales and lower amortization costs.

         Interest Expense.    Interest expense for the nine months ended September 27, 2008 was $10.3 million, compared to $13.9 million for the nine months ended September 29, 2007, due primarily to lower outstanding debt.

         Interest Income.    Interest income for the nine months ended September 27, 2008 was $7.1 million compared to $6.9 million for the nine months ended September 29, 2007.

         Income Taxes.    Income tax expense for the nine months ended September 27, 2008 was $55.7 million, an increase of $8.5 million compared to $47.2 million for the nine months ended September 29, 2007. Our effective tax rate was 28.5% for the nine months ended September 27, 2008 compared to 28.4% for the nine months ended September 29, 2007. The increase in the effective tax rate for the nine months ending September 27, 2008 over the effective tax rate for the nine months ending September 29, 2007 was primarily due to a change in Massachusetts tax law that resulted in the reporting of $3.4 million of additional tax expense due to the revaluation of our deferred tax assets, largely offset by tax savings resulting from tax law changes and declines in corporate income tax rates in Germany, Canada, and the United Kingdom.

         Net Income.    Net income for the nine months ended September 27, 2008 was $140.0 million compared to $117.5 million for the nine months ended September 29, 2007.

Liquidity and Capital Resources

        The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our condensed consolidated statements of cash flows.

        Our principal sources of liquidity have been our cash flow from operations, our marketable securities and our revolving line of credit arrangements.

        We had marketable securities of $20.5 million and $63.4 million as of September 27, 2008 and December 29, 2007, respectively. As of September 27, 2008 and December 29, 2007, we had $20.5 million and $38.2 million invested in auction rate securities rated AAA by a major credit rating agency. Our auction rate securities are guaranteed by U.S. federal agencies. These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 7 or 35 days. The current overall credit concerns in the capital markets as well as the failed auctions of these securities have impacted our ability to liquidate these investments. If the auctions for the securities we own continue to fail, the investment may not be readily convertible to cash until a future auction of these investments is successful. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

        In 2006, we issued $350,000 of 2.25% Convertible Senior Notes (the 2013 notes) due in 2013. The 2013 notes are convertible into approximately 7.2 million shares of our common stock at an initial conversion price of $48.94 per share of common stock. The 2013 Notes are convertible into cash and shares of our common stock (or, at our election, cash in lieu of some or all of such common stock), if any, based on an initial conversion rate, subject to adjustment, of 20.4337 shares of our common stock per $1,000 principal amount of notes (which represents an initial conversion price of $48.94 per share), only in the following circumstances and to the following extent: (1) during any fiscal quarter beginning after July 1, 2006 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period, or the measurement period, in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (3) upon the occurrence of specified corporate transactions, as described in the indenture for the 2013 Notes; and (4) at the option of the holder at any time beginning on the date that is two months prior to the stated maturity date and ending on the close of business on the second trading-day immediately preceding the maturity date. Upon conversion, we will pay cash and shares of our common stock (or, at our election, cash in lieu of some or all of such common stock), if any. As of December 29, 2007, no conversion triggers were met. If we undergo a fundamental change as described in the indenture for the 2013 Notes, holders will have the option to require us to purchase all or any portion of their notes for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the purchase date. As of September 27, 2008, our stock traded at 130% of the conversion price for 20 trading days during the last 30 consecutive trading days of the second quarter. Since the conversion trigger was met, the 2013 notes are convertible at the discretion of the bond holders during the fourth quarter of 2008. Accordingly, we have classified $203.5 million as short term debt on our September 27, 2008 balance sheet. This test is repeated each fiscal quarter. If the conversion test is not met in a subsequent quarter, the notes may be reclassified as long term debt as of the end of such quarter. To date, no conversions have occurred. At September 27, 2008, the fair value of our outstanding 2013 notes was approximately $451.7 based on their quoted market value.

        In the event a bond holder exercises the conversion right prior to April 15, 2013, the amount of the settlement would be based upon the 30 consecutive trading day period of our common stock starting on the second trading day following the bondholder delivery of a conversion notice. We would make a cash payment up to the principal amount of the bonds being converted and pay either cash or stock or a combination (our choice) in a value equal to any amount of conversion value in excess of such principal amount. Additionally, under the bond hedge we would receive payment comparable to the amount of conversion value in excess of such principal amount.

        Cash and cash equivalents totaled $212.9 million at September 27, 2008, compared to $225.4 million at December 29, 2007.

        Net cash provided by operating activities for the nine months ended September 27, 2008 and September 29, 2007 was $195.3 million and $171.5 million, respectively. The increase in cash provided by operations was primarily a result of increased earnings. Our days sales outstanding (DSO) of 41 days as of September 27, 2008 increased from 35 days at December 29, 2007 and decreased from 43 days at September 29, 2007. Our DSO includes deferred revenue as an offset to accounts receivable in the calculation.

        Net cash used in investing activities for the nine months ended September 27, 2008 and September 29, 2007 was $175.1 million and $132.7 million, respectively. Our capital expenditures in 2008 were $150.0 million of which $46.2 million was related to RMS and $103.8 million to PCS. For 2008, we project capital expenditures not to exceed $210 million. We anticipate that future capital expenditures will be funded by operating activities and existing credit facilities.

        Net cash used in financing activities for the nine months ended September 27, 2008 was $26.2 million compared to $41.1 million for the nine months ended September 29, 2007. During 2008, we purchased $90.0 million of treasury stock and repaid debt of $24.0 million partially offset by proceeds from exercises of employee stock options and warrants of $28.0 million and proceeds from debt of $56.0 million. During 2007, we purchased $30.3 million of treasury stock and repaid debt of $56.7 million offset by exercises of employee stock options and warrants of $43.0 million.

New Accounting Pronouncements

        In June, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period earnings per share data presented must be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of the FSP. Early application is not permitted. We are evaluating the impact of this FSP on our consolidated financial statements.

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

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)) and No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 141(R) and SFAS 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. In addition, SFAS 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after its effective date. SFAS 141(R) amends SFAS 109 changing the accounting for adjustments to deferred tax asset valuation allowances and income tax uncertainties related to acquisitions that close both before and after its effective date, generally requiring adjustments to be reflected in income tax expense. SFAS 141(R) applies prospectively to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. An entity may not apply SFAS 141(R) before that date. We are evaluating the impact of adopting the provisions of SFAS 141(R) and SFAS 160 on our consolidated financial statements.

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

Interest Rate Risk

        We have entered into two credit agreements, the amended and restated $428 million credit agreement and the $50 million credit agreement. Our primary interest rate exposure results from changes in LIBOR or the base rates which are used to determine the applicable interest rates under our term loans in the $428 million credit agreement and in the $50 million agreement and our revolving credit facilities. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $3.4 million on a pre-tax basis. The book value of our debt approximates fair value.

        We issued $350 million of the 2013 Notes in a private placement in the second quarter of 2006. The convertible senior debenture notes bear an interest rate of 2.25%. The fair market value of the outstanding notes was $451.7 million on September 27, 2008.

Foreign Currency Exchange Rate Risk

        We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our earnings and cash flows. This risk is mitigated by the fact that various foreign operations are principally conducted in their respective local currencies. A portion of our foreign operations' revenue is denominated in U.S. dollars, with the costs accounted for in their local currencies. We attempt to minimize this exposure by using certain financial instruments, for purposes other than trading, in accordance with our overall risk management and our hedge policy. Our hedge policy requires that we designate such transactions as hedges as set forth in SFAS No. 133.

        During 2008, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on customer transactions and certain balance sheet items. There were no significant contracts open as of September 27, 2008.

Item 4.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934 , the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of September 27, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in Internal Controls

        There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 27, 2008 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table provides information relating to the Company's purchases of shares of its common stock during the quarter ended September 27, 2008.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
June 29, 2008—July 26, 2008	148,380	$63.98	148,000	$233,044,129
July 27, 2008—August 23, 2008	161,802	$66.75	140,000	$223,683,812
August 24, 2008—September 27, 2008	186,358	$63.61	185,600	$211,880,137

Total:	496,540	$64.74	473,600	$211,880,137

        The Board of Directors of the Company has authorized a share repurchase program, originally authorized on July 27, 2005 and subsequently amended on October 26, 2005, May 9, 2006, August 1, 2007 and July 24, 2008, to acquire up to a total of $600.0 million of common stock. The program does not have a fixed expiration date.

        During the quarter ended September 27, 2008, the Company repurchased 473,600 shares of common stock for approximately $30.6 million. The timing and amount of any future repurchases will depend on market conditions and corporate considerations. Additionally, the Company's 2000 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, during the quarter ended September 27, 2008, the Company acquired 22,940 shares as a result of such withholdings for approximately $1.5 million.

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
November 6, 2008
/s/ JAMES C. FOSTER James C. Foster Chairman, President and Chief Executive Officer
November 6, 2008
/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer