Form 10-K
period 2008-12-27
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2009-02-23
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 27, 2008
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          On June 28, 2008, the aggregate market value of the Registrant's voting common stock held by non-affiliates of the Registrant was approximately $4,303,090,433.

          As of February 13, 2009, there were outstanding 66,789,799 shares of the Registrant's common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders scheduled to be held on May 7, 2009, which will be filed with the Securities and Exchange Commission not later than 120 days after December 27, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2009 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business

General

        This Annual Report on Form 10-K contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on current expectations, estimates, forecasts, and projections about the industries in which Charles River operates and the beliefs and assumptions of our management. Words such as "expect," "anticipate," "target," "goal," "project," "intend," "plan," "believe," "seek," "estimate," "will," "likely," "may," "designed," "would," "future," "can," "could" and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on current expectations and beliefs of Charles River and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: future demand for drug discovery and development products and services, including the outsourcing of these services; present spending trends and other cost reduction activities by our customers (particularly in light of the challenging economic environment); future actions by our management; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of our revenues; our cost structure; the impact of acquisitions and dispositions; the timing of the opening of new and expanded facilities; our expectations with respect to sales growth, efficiency improvements and operating synergies (including the impact of specific actions intended to cause related improvements); changes in our expectations regarding future stock option, restricted stock, performance awards and other equity grants to employees and directors; changes in our expectations regarding our stock repurchases; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our cash flow and liquidity. In addition, these statements include the availability of funding for our customers and the impact of economic and market conditions on them generally the effects of our first quarter 2009 cost-saving actions and other actions designed to manage expenses, operating costs and capital spending and to streamline efficiency, the timing of our repatriation of accumulated income earned outside the United States and the ability of Charles River to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K under the section entitled "Our Strategy," the section entitled "Risks Related to Our Business and Industry," the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

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

Overview

        We are a leading global provider of solutions that accelerate the drug discovery and development process, including research models and associated services, and outsourced preclinical services. The drug development process continues to require the steadily increasing investment of time and money—various studies and reports estimate it takes between 10-15 years, between $800 million and $1 billion, and exploration of more than 10,000 drug compounds to produce a single FDA approved drug. Charles River is positioned to leverage our core competencies in laboratory animal medicine and science, and regulatory-compliant preclinical services in an efficient and cost-effective way to aid our customers in bringing their drugs to market faster.

        We currently have two reporting segments: Research Models and Services (RMS) and Preclinical Services (PCS). We provide the animal research models required in research and development of new drugs, devices and therapies and have been in this business for 60 years. We have built upon our core competencies to develop a diverse and growing portfolio of products and services. Our wide array of tools and services enables our customers to reduce costs, increase speed and enhance their productivity and effectiveness in drug discovery and development. Our customer base includes global pharmaceutical companies, biotechnology companies, as well as government agencies, and leading hospitals and academic institutions around the world. We currently operate approximately 70 facilities in 17 countries worldwide. Our products and services, supported by our global infrastructure and deep scientific expertise, enable our customers to meet many of the challenges of early-stage life sciences research. In 2008, our net sales from continuing operations were $1.34 billion, and while we had a net operating loss of $521.8 million, this included a $700.0 million goodwill impairment charge.

        In recent years, we have completed a number of acquisitions that have broadened our present portfolio of high-end services to include general toxicology, specialty toxicology, discovery and imaging services, biopharmaceutical services and Phase I clinical services. In addition, these acquisitions:

  •
  significantly expanded our overall corporate size;

  •
  significantly increased the breadth of the products and services that we offer; and

  •
  expanded and strengthened our global footprint in the growing market for pharmaceutical research and development services.

        These acquisitions, which include the acquisitions of NewLab BioQuality AG and MIR Preclinical Services in 2008, have been critical in our continuing mission to support our key pharmaceutical and biotechnology customers, who are increasingly seeking full service, global partners to whom they can outsource more of their preclinical research and development efforts. By some estimates, the outsourced drug development services market is approximately $5.0 billion annually. It is thought that this represents only 20-25% of all of the drug development work currently performed, and is expected to increase over time as outsourcing trends continue.

        In 2008, much of our focus has been dedicated towards our continued positioning of ourselves to take advantage of long-term opportunities to support our clients as they continue to outsource drug development services. The major elements of our capacity expansion program, which has been underway for three years and included the replacement of two of our larger existing PCS facilities with new, state-of-the-art facilities, are drawing to a close. We opened the first of the replacement sites in Massachusetts in 2007 and the second in Nevada in 2008. In addition, we opened a new PCS facility in China in late 2008, which we anticipate will be one of the first GLP-compliant facilities in China by the end of the first half of 2009, bolstering our efforts to become the partner of choice for our global pharmaceutical customers as they establish and expand research and development activities in China. We expect to open a new PCS facility in Sherbrooke (Canada) in the first quarter of 2009 in order to relieve capacity constraints at our Montreal facility. However, as a result of certain market factors which emerged in the second half of 2008 and negatively affected our sales growth, we evaluated our expansion plans and determined that we have sufficient capacity to accommodate our clients' current demand. Accordingly, we have delayed the expansion of our Ohio facility until 2010 when the industry will be better positioned to absorb additional capacity. In addition to our PCS capacity expansions, in 2008 we opened a new RMS facility in Maryland, in part to support the 10-year agreement with the National Cancer Institute to manage its research model colonies.

        Research Models and Services (RMS).    Charles River has been supplying research models to the drug development industry since 1947. With approximately 150 different strains, we continue to maintain our position as the global leader in the production and sale of research models, principally genetically and virally defined purpose-bred rats and mice. We also provide a variety of related services that are designed to assist our customers in supporting the use of research models in drug development. With multiple facilities located on three continents (North America, Europe and Asia (Japan)), we maintain production centers, including a total of approximately 180 barrier rooms or isolator facilities, strategically located near our customers. In 2008, RMS accounted for 49% of our total net sales and approximately 41% of our employees including approximately 128 science professionals with advanced scientific degrees.

        Our RMS segment is comprised of (1) Research Models, (2) Research Model Services and (3) other related products and services.

        Research Models.    A significant portion of this business is comprised of the commercial production and sale of research models, principally purpose-bred rats, mice and other species for use by researchers. We provide our rodent models to numerous customers around the world, including most pharmaceutical companies, a broad range of biotechnology companies, many government agencies, and leading hospitals and academic institutions. We have approximately 23 production facilities located in 9 countries worldwide, which are strategically located to be in close proximity to our customers. Our research models include both standard strains and disease models such as those with compromised immune systems, which are increasingly in demand as early-stage research tools. The United States Food and Drug Administration (FDA) and foreign regulatory bodies typically require the safety and efficacy of new drug candidates be tested on research models like ours prior to testing in humans. As a result, our research models are an essential part of the drug discovery and development process.

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

        We also offer proprietary, disease-specific mouse and rat models used to find new treatments for diseases such as diabetes, obesity and cardiovascular and kidney disease. We are presently focusing our disease model program on four areas of research: cardiovascular, metabolic, renal and oncology which, in addition to providing overlapping disease modalities that support multiple uses of certain models, also permits us to concentrate on focused sales and marketing efforts.

        In addition to our small research models, we also are a premier provider of high-quality purpose-bred, specific pathogen-free (SPF) or disease free, large research models to the biomedical research community, principally for use in their drug discovery and development studies.

        Research Model Services.    RMS also offers a variety of services, described below, designed to assist our customers in screening drug candidates faster. These services capitalize on the technologies and relationships developed through our research model business, and address the need among pharmaceutical and biotechnology companies to outsource the non-core aspects of their drug discovery activities. These services include those which are related to genetically defined research models for in-house research, as well as those services designed to implement efficacy screening protocols to improve the customer's drug evaluation process. We currently offer four major categories of research models services—Genetically Engineered Models and Services, Consulting and Staffing Services, Research Animal Diagnostics, and Discovery and Imaging Services.

        Genetically Engineered Models and Services (GEMS).    In this area of our business, we assist our customers in validating, maintaining, improving, breeding and testing research models purchased or created by our customers for biomedical research activities. While the creation of a genetically engineered model (GEM) can be a critical scientific event, it is only the first step in the discovery process. Productive utilization of GEMs requires significant additional technical expertise. We provide breeding expertise, model characterization (including genotyping and phenotyping) and colony development, quarantine, embryo cryopreservation, embryo transfer and health and genetic monitoring. We provide these services to over 500 laboratories around the world from pharmaceutical and biotechnology companies to hospitals and universities and maintain more than 1,000 different types of naturally occurring or genetically engineered models for our customers.

        Consulting and Staffing Services.    Building upon our core capability as the leading provider of high-quality research models, we manage animal care operations (including recruitment, training, staffing and management services) on behalf of government and academic organizations, as well as commercial customers. Demand for our services results from the growing trend by these research institutions to outsource internal functions or activities that are not critical to the core scientific innovation process, or for which they do not maintain the necessary resources in-house. In addition, we believe that our expertise in animal care and facility operations enhances the productivity and quality of our customers' animal care and use programs.

        Research Animal Diagnostics.    We assist our customers in monitoring and analyzing the health and genetics of the research models used in their research protocols. We developed this capability internally by building upon the scientific foundation created by the diagnostic laboratory needs of our research model business. Depending upon a customer's needs, we may serve as its sole-source testing laboratory, or as an alternative source supporting its internal laboratory capabilities. We believe that the continued growth in model development and characterization and utilization of specific disease models and GEMs will drive our future growth as the reference laboratory of choice for health and genetic testing of laboratory animals.

        Discovery and Imaging Services.    Augmenting our traditional model production and GEMS described above, we believe there are emerging opportunities to assist our customers in a variety of discovery and imaging areas, such as by speeding the development process by providing services that prepare models to be used in studies immediately upon arrival at the customer's facility, rather than requiring time and effort on the part of the customer to prepare the models. As a result of our veterinary medicine expertise, we are well positioned to provide such services, which include surgical procedures, feeding and aging, and biological and chemical modification. In addition, through our acquisition of MIR Preclinical Services, we now offer extensive in vivo imaging capabilities, as well as expertise in oncology and inflammation pharmacology. The Discovery and Imaging Services that we offer through our RMS business are complimentary to the Discovery Support services that we offer through our PCS business.

        Other Related Research Model Products and Services.    We also offer two other categories of products and services within RMS—endotoxin and microbial detection products and vaccine support.

        Endotoxin and Microbial Detection (EMD or In Vitro).    Our EMD business provides non-animal, or in vitro, methods for lot release testing of medical devices and injectable drugs for endotoxin contamination. We are committed to being the leader in providing our customers with in vitro alternatives as these methods become scientifically validated and commercially feasible, and toward that goal we work with and support the European Center for Validation of Alternative Methods in these efforts. Endotoxin testing uses a processed extract from the blood of the horseshoe crab, known as limulus amebocyte lysate (LAL). The LAL test is the first and only major FDA-validated in vitro alternative to an animal model test. The process of extracting blood is generally not harmful to the crabs, which are subsequently returned to their natural ocean environment. Our in vitro technology business produces and distributes endotoxin testing kits, reagents, software, accessories, instruments and associated services to pharmaceutical and biotechnology companies worldwide. We are a market leader in endotoxin testing, which is used for FDA-required quality control testing of injectable drugs and medical devices, their components and the processes by which they are manufactured.

        We have developed the next generation of the endotoxin testing platform, known as the Endosafe Portable Testing System (Endosafe®-PTS™). The PTS is a portable endotoxin testing platform which allows rapid endotoxin testing in the central laboratory or in the field, affording researchers accurate and timely results. In 2006, we received FDA approval for the sale and marketing of the PTS system for FDA-required lot release endotoxin testing. The PTS can also be used for non-regulated applications, ranging from drug research and development to environmental monitoring. The PTS system has recently expanded into markets such as cell transplant and dialysis clinics, and, especially, nuclear pharmacies, where PTS is being adopted for lot release testing of nuclear medicines in response to pending FDA regulations. We are anticipating other opportunities developing as our customers react to the FDA's Process Analytical Technology (PAT) Initiative. In addition, over the next few years we look towards exploring other applications such as the environmental contaminant markets (pesticides and hazardous materials) and clinical diagnostics (infectious disease at point of care).

        Vaccine Support.    We are the global leader for the supply of specific pathogen-free, or SPF, chickens and fertile chicken eggs. SPF chicken embryos are used by animal health companies as self-contained "bioreactors" for the manufacture of live viruses. These viruses are used as a raw material primarily in poultry, as well as human vaccine, applications. The production of SPF eggs is done under biosecure conditions, similar in many ways to our research model production. We have a worldwide presence in North America with several SPF egg production facilities in the United States and contracted production capabilities in Hungary, and franchise operations in India, China and Australia. We also operate a specialized avian laboratory in the United States, which provides in-house testing quality control testing of the SPF flocks, offers testing services to vaccine companies and commercial poultry operations, and manufactures poultry diagnostics and bulk antigens for poultry vaccines.

        Preclinical Services (PCS).    Our PCS customers are principally engaged in the discovery and development of new drugs, devices and therapies.

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

        The development services portion of our PCS business enables our customers to outsource their critical, regulatory-required drug and toxicology disposition activities to us. The demand for these services was historically driven by preclinical development programs of biotechnology companies, which traditionally have been outsourced, and also by the selective outsourcing strategy of larger global pharmaceutical companies. The necessary significant investments in personnel, facilities and other capital resources required in order to efficiently conduct and perform these activities means that global pharmaceutical companies and biotechnology companies are frequently choosing to outsource their development activities, allowing them to focus on their core competencies of innovation and early drug discovery and, particularly for pharmaceutical companies, promotion and market distribution.

        We are one of the two largest providers of preclinical services worldwide and offer particular expertise in the design, execution and reporting of general and specialty toxicology studies, especially those dealing with innovative therapies and biologicals. We currently provide preclinical services at multiple facilities located in the United States, Canada, Europe and Asia (China). We have recently completed significant expansions at our preclinical facilities in Massachusetts and Nevada, and are nearing completion of an expansion of capacity in Canada. In recognition of the current market conditions, we are postponing the expansion of our Ohio facility until such time as our available capacity is filled, which we target as 2010. Our PCS segment represented 51% of our total net sales in 2008 and employed 59% of our employees including approximately 450 science professionals with advanced scientific degrees.

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

  •
  services in important specialty areas such as ocular, bone, juvenile/neonatal, and immuno-toxicology as well as photobiology and dermal testing;

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

        Bioanalysis, Pharmacokinetics, and Drug Metabolism.    In support of preclinical drug safety testing, our customers are required to demonstrate ample drug exposure, stability in the collected sample, kinetics of their drug or compound in circulation, the presence of metabolites, and with recombinant proteins and peptides, the presence of anti-drug antibodies. We have scientific depth in the sophisticated analytical techniques required to satisfy these requirements for a number of drug classes (including oligonucleotide and inhibitory RNAs). In the event that the sample analysis for preclinical study support translates to opportunities to analyze clinical samples for the same drug once human testing begins, we have opportunities to capture the benefits of bridging preclinical bioanalysis with later clinical development. Once the analysis is complete, our scientists evaluate the data to provide information on the pharmacokinetics and/or toxicokinetics of the exposure to the drug, as well as complete evaluation of the distribution of the drug or metabolites by radio-labeled techniques. Pharmacokinetics refers to understanding what the body does to a drug or compound once administered, including the process by which the drug is absorbed, distributed in the body, metabolized, and excreted (ADME); toxicokinetics refers to the same understanding as applied to potential toxic substances. Our clients require these studies for the full preclinical assessment of the disposition of the drug, the results of which are used in the final preclinical safety evaluation of the compound.

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

We also offer lead optimization strategies including early pharmacokinetic, metabolism, and toxicology support to help in early integrative drug selection criteria. The Discovery Support services that we offer through our PCS business are complimentary to the Discovery and Imaging Services that we offer through our RMS business.

  Biopharmaceutical Services.

        We provide specialized characterization, identity and safety testing of biologicals frequently outsourced by global pharmaceutical and biotechnology developers. Our laboratories in the United States, Germany (acquired in 2008 through our purchase of NewLab BioQuality AG), Scotland and Ireland provide timely, compliant molecular biology, virology, bioanalytical, immunochemistry, microbiology and related services. Our services in this area confirm that biological processes and the drug candidates produced are consistent, correctly defined, stable and essentially contaminant free. This type of testing is required by the FDA and other global regulatory authorities for our customers to obtain new drug approvals, to maintain government licensed manufacturing facilities and to release approved therapeutic products for patient treatment.

        Our manufacturing services group grows and stores well-characterized early-stage client cell lines for later development or manufacture of therapeutic proteins and vaccines for clinical trials. We also collaborate with clients on process development, validation, manufacturing scale-up and biological testing.

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

        Our clinical services capabilities are centered around our premier Phase I clinic in Tacoma, Washington with a capacity of 250 beds. We focus our clinical services business on high-end clinical pharmacology studies in healthy participants. From a strategic perspective, we believe that our clinical services business benefits from pull-through from our preclinical and laboratory services (particularly with our biotechnology customers). Correspondingly, our preclinical and laboratory services businesses benefit from the presence of our Phase I clinical offerings as we can take advantage of enhanced economies of scale as well as "pull-down" from existing clinical customers.

        We offer a wide range of Phase I clinical research services designed to move lead pharmaceutical candidates rapidly from preclinical development through Phase I pharmacokinetic tolerability and pharmacodynamic assessment to explore human pharmacology. We can conduct studies across a wide range of therapeutic areas, and have demonstrated experience in complex dose tolerance, radio-labeled, cardiac safety, pharmacokinetics, pharmacodynamics and bioavailability studies. In addition, we provide customers with high-end "first-in-human" studies for novel compounds, and expertise in complex drug-drug interaction studies. Participants at our clinics are evaluated through an intensive screening process to ensure study suitability. We employ clinical regulatory compliance staff to monitor the conduct and reporting of Phase I trials and to assure management that these trials are conducted in compliance with appropriate regulatory requirements.

Our Strategy

        Our objective is to be the preferred strategic global partner for our clients in accelerating the search for drugs, devices and therapies. From discovery through proof of concept, our goal is to deliver a full portfolio of products and services for drug discovery and development (which are almost entirely mandated by law) and to partner with our clients to create the greatest value and strategic benefit to them. Our business is primarily driven by the continued growth of research and development spending by pharmaceutical and biotechnology companies, the federal government and academic institutions, and of outsourced services. According to reports by the Biomedical Industry Advisory Group, it takes 11 to 16 years and costs in the range of $180 million to $1.65 billion, with an average cost of approximately $900 million, to bring a new drug to market. Similarly, a separate report by the Pharmaceutical Research and Manufacturers of America estimate that it takes 10 to 15 years and costs in excess of $800 million to develop a drug ($1.2 billion for a biologic).

        As the pressure to develop a strong pipeline of innovative new drugs increases, so does the pressure to contain costs, to implement research in multiple countries simultaneously and to identify, hire and retain a breadth of scientific and technical experts. These pressures are becoming more intense as patent expiries approach for many of our customers, leading them to increasingly rationalize their portfolios around therapeutic areas, streamline their operations, and look to outside partners to manage their non-core activities. In order to facilitate and speed their research (as well as to convert largely fixed costs into variable expenses), our pharmaceutical and biotechnology customers are increasingly making strategic decisions to outsource services which can be provided by high-quality full service providers like us. For instance, many of our larger customers—particularly those in the pharmaceutical industry—have announced plans to rationalize their workforce and facilities and/or increase outsourcing in order to concentrate on their core businesses and new product research and identification. These challenges are also leading to an increase in the role of procurement for cost control purposes, resulting in more bundled services and unique and deeper partnership arrangements from the perspective of both facility management and breadth of service. Over the past several years, we believe that the increase in these actions and the necessary growth of outsourcing is being driven by a unique confluence of events, including:

  •
  the current outlook for drugs coming off patent protection and resulting threats from generic drug manufacturers, which are expected to affect a large percentage of these companies' existing revenues in the intermediate future (up to an estimated 30% of pharmaceutical companies' revenues by 2012);

  •
  the reduction over the past decade in growth rate of drugs gaining approval;

  •
  increased pressure to find drugs to cure critical diseases, many of which are complex and chronic and affect small patient populations, increasing risk and cost of development while segmenting and shrinking the patient populations from blockbusters to smaller, more specialized indications;

  •
  continued productivity and cost containment pressures on the medical device, diagnostics and biopharmaceutical industries due in part to escalating global healthcare costs, increasing concentration of buying power attributable to larger payors and governments, while customers in those fields simultaneously need to manage increased financial focus on operating margins and returns;

  •
  increasing globalization of drug development (particularly increased research and development activity in the India and China markets);

  •
  heightened regulatory authority scrutiny worldwide, particularly concerning drug safety; and

  •
  enhanced urgency to push the growing number of new compounds through the drug pipeline.

        Outsourcing allows our customers to concentrate their internal expertise and resources on early drug discovery, while continuing to advance their most promising products through the development pipeline. This creates opportunities for companies such as ours who can help optimize our clients' programs and assist in accelerating the drug discovery and development process. Our strategy is to capitalize on these opportunities by continuing to build our portfolio of premium, value-added products and services through internal development and investment, augmented by strategic "bolt-on" transactions.

        Our customers have faced a challenging market environment toward the end of 2008 and start of 2009. Among the factors that have affected them, we have seen the following have the most material impact:

  •
  Large pharmaceutical companies have intensified their cost-savings and efficiency actions, and have announced significant initiatives to improve their research and development productivity and enhance their drug pipelines. This focus has been manifested through reductions in infrastructure and by spending constraints. In the short term, we have seen large pharmaceuticals slow down their preclinical and Phase I studies in favor of their later-stage products as they reprioritize compound pipelines (focusing on the back-end of their pipelines in the near-term) and moderate their spending per drug candidate;

  •
  Biotechnology customers, particularly those that are cash-negative, have been highly focused on rationing their liquid assets in a challenging funding environment. In general, funding for biotechnology companies has been compromised by the current economic crisis;

  •
  Many customers are narrowing their pipeline focus to a smaller number of similar, high potential therapeutic areas where they may yield the greatest returns;

  •
  Many larger customers have diversified their technology platform bases and have focused their portfolios across biologics (therapeutic proteins, antibodies, RNAi and vaccines) while retaining their core expertise in small molecules;

  •
  Our customers generally have been focused on near-term cost constraints as they contend with the challenges of the global economic slowdown; and

  •
  Senior management turnover and structural realignment has resulted in some internal turmoil and slower decision-making in some of our larger customers while they finalize and roll-out their restructuring plans.

        While the short term consequences of these actions have temporarily mitigated the outsourcing growth rate trends, we believe that in the mid-term there is no fundamental change in our clients' drug development activities and strategies, and in fact these changes will provide enhanced outsourcing opportunities going forward. In particular, we believe that as larger pharmaceutical companies become leaner and more efficient, they will also become more conservative in their staffing, lose experienced personnel, and generally focus on their core competencies of fundamental research and development and commercialization. This should lead to resumption of outsourcing as they assess their key internal priorities. Charles River is positioned to address our customers' future needs, as we can:

  •
  provide external expertise which may be too costly for our customers to build and/or maintain in-house;

  •
  partner with customers to allow them to compensate for recent capacity reductions;

  •
  provide flexible arrangements to better balance our clients' workload/staff requirements;

  •
  provide customized solutions by therapeutic area;

  •
  address our customers' demands for "non-core" but strategically important activities, such as in vivo biology, general and specialty toxicology and program management; and

  •
  provide value to our customers through broad-based partnerships across the breadth of the Charles River portfolio.

        In today's business environment, we believe there is a particular advantage in being a global, full service, high-quality provider of services throughout the drug discovery and development continuum. Many of our customers, especially large pharmaceutical companies, are attracted to Tier 1 contract research organizations with a full breadth of capabilities, and choose to establish preferred provider relationships with only a small number, which allows them to simplify their relationship management as well as access greater value from their outsourcing partner. Recent trends suggest that large pharmaceutical restructurings, with increased focus on key therapeutic areas, may favor larger contract research organizations who can present customers with the benefits of economies of scale and scope, global footprint and simplified communications and coordination. Those companies with critical mass and financial stability are likely to have an advantage, as we expect that customers will gravitate towards placing long-term studies with providers they can rely upon. We are focused on being recognized as a premier preferred provider and building broader and deeper long-term strategic partnerships with our customers. Accordingly, with many of our largest customers, we enter into global preferred provider agreements that span both segments of our business. And as the role of the procurement department of our customers in selecting outsourcing partners increases, we expect that global reach and the availability of value-added services will become essential, which will aid Charles River in capitalizing on future opportunities. In addition, in response to individual customer needs, we have also been flexible in entering into broad-based multi-year partnering arrangements, generally involving financial commitments from the customer, which tap into the broad array of physical and/or service resources that we provide, such as reserving dedicated space within existing facilities, building out space to a particular specification, working within our clients' infrastructure, or even establishing a new facility.

        We intend to continue to broaden the scope of the products and services we provide across the drug development continuum primarily through internal development, which will be augmented, as needed, through focused acquisitions and alliances. Our approach to acquisitions is a disciplined one that seeks to target businesses that are a sound strategic fit and that offer the prospect of enhancing stockholder value. This strategy may include geographic expansion of existing core services, strengthening of one of our core services or the addition of a new product or service in a related or adjacent business. In 2008, we completed 6 acquisitions, ranging in size from $48.5 million to $1.4 million.

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

        We intend to focus our marketing efforts on, among other things, stimulating demand for further outsourcing across our entire portfolio. We believe that our ability to provide solutions that address all aspects of in vivo biology are increasingly attractive to our customers, and we are aligning our commercial activities to deliver flexible, customized programs designed to meet our client's global and site-specific needs, with an increasing emphasis on defining efficiency metrics and tangible value. In addition, as our customers narrow their focus toward specific therapeutic areas, we have increasingly aligned our services portfolio along therapeutic lines, particularly those subject to major research areas, such as oncology, metabolism, inflammation and cardiovascular. We have also focused on adding expertise in the biologics development areas. As a result of these collective efforts, we expect to be better positioned to gain market share by taking advantage of these trends, as well as broader based collaboration across the in vivo discovery to first-in-human continuum. In 2007 and 2008 we invested heavily in expanding our facilities capacity, which we expect to normalize beginning in 2009. Similarly, we are investing in our information technology systems and resources in order to better serve our customers, harmonize our data, and streamline our processes.

Customers

        Our customers continue to consist primarily of all of the major pharmaceutical companies, many biotechnology companies, animal health, medical device, diagnostic and other life sciences companies, and leading hospitals, academic institutions, and government agencies. We have stable, long-term relationships with many of our customers. During 2008, no single commercial customer accounted for more than 5% of our total net sales.

        For information regarding net sales and long-lived assets attributable to both of our business segments for the last three fiscal years, please see Note 10 included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. For information regarding net sales and long-lived assets attributable to operations in the United States, Europe, Canada, Japan and other countries for each of the last three fiscal years, please review Note 10 included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Sales, Marketing and Customer Support

        We sell our products and services principally through our direct sales force and account management teams, the majority of whom work in North America, with the balance in Europe and the Asia-Pacific countries. Our primary promotional activities include organizing scientific symposia, publishing scientific papers, making presentations and participating at scientific conferences and trade shows in North America, Europe and Asia. We supplement these scientifically based marketing activities with trade advertising, direct mail and newsletters. In 2008, we launched our newly designed website. The direct sales force is supplemented by international distributors and agents for our products and services, particularly with respect to our EMD and Biopharmaceutical Services business.

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

  •
  As for PCS, we believe we are one of the two largest providers of preclinical services in the world, based on net service revenue. Our commercial competitors for preclinical services consist of both publicly held and privately owned companies, and it is estimated that the top five participants (including Charles River) account for approximately 50% of the global market (exclusive of clinical services), with the rest of the market remaining highly fragmented. Our PCS segment (including our Phase I business) also competes with in-house departments of pharmaceutical and biotechnology companies, universities and teaching hospitals. Independently, the Phase I clinical services market is highly fragmented, with many public and private participants sharing the bulk of the market augmented by a number of smaller, limited-service providers also providing capacity.

        We believe that the barriers to entry in certain of our business units, particularly those which require substantial capital expenditures, trained and specialized personnel, and mandate GLP compliant practices, are generally high and present a significant impediment for new market participants.

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

Employees

        As of December 27, 2008, we had approximately 9,000 employees including approximately 577 science professionals with advanced degrees, including approximately 143 D.V.M.s, 191 Ph.D.s and 13 M.D.s. Our employees are not unionized in the United States, although employees are unionized at some of our European facilities, consistent with local customs for our industry. Our annual satisfaction surveys indicate that we have an excellent relationship with our employees.

Backlog

        Our backlog for our PCS business segment was approximately $310.7 million at December 27, 2008 as compared to $393 million at December 29, 2007. Our preclinical services are performed over varying durations, from short to extended periods of time, which may be as long as several years. We maintain an order backlog to track anticipated revenue from studies and projects that either have not started, but are anticipated to begin in the near future, or are in process and have not been completed. We only recognize a study or project in backlog after we have received written evidence of a customer's intention to proceed. We do not recognize verbal orders. Cancelled studies or projects are removed from backlog.

        We believe our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, studies vary in duration (i.e., some studies that are included in 2008 backlog may be completed in 2009, while others may be completed in later years). Second, the scope of studies may change, which may either increase or decrease their value. Third, studies included in backlog may be subject to bonus or penalty payments. Fourth, studies may be terminated or delayed at any time by the client or regulatory authorities for a number of reasons, including the failure of a drug to satisfy safety and efficacy requirements or a sponsor making a strategic decision that a study or service is no longer necessary. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study has been made. We cannot provide any assurance that we will be able to realize all or most of the net revenues included in backlog or estimate the portion to be filled in the current year.

Regulatory Matters

        As our business operates in a number of distinct operating environments and in a variety of locations worldwide, we are subject to numerous, and sometimes overlapping, regulatory environments, as described below.

        The Animal Welfare Act (AWA) governs the care and use of certain species of animals used for research. The United States Congress has passed legislation which excludes laboratory rats, mice and chickens used for research from regulation under the AWA. As a result, most of our United States small animal research model activities and our vaccine support services operations are not subject to regulation under the AWA. For regulated species, the AWA and attendant Animal Care regulations require producers and users of regulated species to provide veterinary care and to utilize specific husbandry practices such as cage size, shipping conditions, sanitation and, for certain species, environmental enrichment to assure the welfare of these animals. We comply with licensing and registration requirement standards set by the United States Department of Agriculture (USDA) for the care and use of regulated species. Our animal production facilities and preclinical facilities in the U.S. are accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International (AAALAC), a private, nonprofit, international organization that promotes the humane treatment of animals in science through voluntary accreditation and assessment programs. AAALAC covers all species of laboratory animals, including rats, mice and birds. Our preclinical business is also generally regulated by the USDA.

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

        Our PCS business conducts nonclinical laboratory safety studies intended to support the registration or licensing of our clients' products throughout the world. A minor part of our RMS business also conducts similar studies for our clients. The conduct of these studies must comply with national statutory or regulatory requirements for Good Laboratory Practice (GLP). GLP regulations describe a quality system concerned with the organizational process and the conditions under which nonclinical laboratory studies are planned, performed, monitored, recorded, archived and reported. GLP compliance is required by such regulatory agencies as the FDA, United States Environmental Protection Agency, European Agency for the Evaluation of Medicinal Products, Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom, Health Canada, State Food and Drug Administration of the Peoples' Republic of China, and the Japanese Ministry of Health and Welfare. GLP requirements are significantly harmonized throughout the world and our laboratories are capable of conducting studies in compliance with all appropriate requirements. To assure our compliance obligations, we have established quality assurance units (QAU) in each of our nonclinical laboratories. The QAUs operate independently from those individuals that direct and conduct studies and monitor each study to assure management that the facilities, equipment, personnel, methods, practices, records, and controls are in compliance with GLP. Our laboratory managers use the results of

QAU monitoring as part of a continuous process improvement program to assure our nonclinical studies meet client and regulatory expectations for quality and integrity.

        Our PCS business also conducts human Phase I clinical trials and provides services in support of our clients' registration or licensing applications. Human clinical trials are conducted in a progressive fashion beginning with Phase I, and in the case of approved drugs, continued through Phase IV trials. Phase I studies are the initial human clinical trials and are conducted with a small number of subjects under highly controlled conditions. These clinical trials and services are performed in accordance with the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use Good Clinical Practice Consolidated Guidance and in compliance with regulations governing the conduct of clinical investigations and the protection of human clinical trial subjects. In the United States, these trials and services must comply with FDA regulations and in Europe our clinical trials and services must comply with the clinical trials directive of the European Union. Neither FDA regulations nor the clinical trials directive requires a quality assurance program; however, our Phase I facilities have established quality assurance units that monitor the conduct and reporting of Phase I trials to assure that these trials are conducted in compliance with appropriate regulatory requirements.

        Our manufacturing business produces endotoxin test kits, reagents, cell banks used in research and biopharmaceutical production and vaccine support products. Additionally, several of our laboratories conduct identity, stability and potency testing in support of our clients' manufacturing programs. These activities are subject to regulation by the FDA and other national regulatory agencies under their respective Good Manufacturing Practice (GMP) regulations. We are subject to inspection on a routine basis for compliance with these regulations. These regulations require that we manufacture our products or perform testing in a prescribed manner with respect to GMP compliance, and maintain records of, our manufacturing, testing and control activities. We also maintain an Establishment License with USDA's Center for Veterinary Biologics (CVB) that covers certain of our sites which manufacture antigens used in a licensed diagnostic kit for rodents or—particular to our vaccine support business—which manufacturer USDA licensed antigens, antibodies, and viruses that are sold to clients for use in the manufacturing of their own USDA licensed products. Our vaccine support business also manufactures and markets two USDA licensed products that are considered final use products (Mycoplasma Gallisepticum Antigen and Mycoplasma Synoviae Antigen), and sites involved in the manufacture of these articles are subject to regular inspection by USDA/CVB.

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

        To ensure that all business sectors comply with applicable statutory and regulatory requirements and satisfy our client expectations for quality and regulatory compliance, we have established a corporate regulatory affairs and compliance organization that oversees our corporate quality system and all quality assurance functions within the Company, headed by our Corporate Vice President for Regulatory Affairs and Compliance.

Intellectual Property

        We have developed and implemented computer software and technically derived procedures and products intended to maximize the quality and effectiveness of our services. Although our intellectual property rights are valuable to our success, we believe that such factors as the technical expertise, proprietary know-how, ability and experience of our professionals are more important, and that, overall, these technological capabilities provide significant benefits to our clients. Where we consider it appropriate, steps are taken to protect our know-how through confidentiality agreements and protection through registration of title or use. In addition, we in-license technology and products from other companies where it enhances both our product and services business. In the future, in-licensing may become a larger initiative to enhancing our offerings, particularly as we focus on therapeutic area expertise. With the exception of technology related to our in vitro testing business, including the Endosafe-PTS, we have no patents, trademarks, licenses, franchises or concessions which are material and upon which any of the products or services we offer are dependent.

Corporate Governance

        We are committed to operating our business with integrity and accountability. We strive to meet or exceed all of the corporate governance standards established by the New York Stock Exchange, the Securities and Exchange Commission, and the Federal government as implemented by the Sarbanes-Oxley Act of 2002. Nine of the ten members of our Board of Directors are independent and have no significant financial, business or personal ties to the Company or management and all of our Board committees are composed entirely of independent directors. The Board adheres to Corporate Governance Guidelines and a Code of Business Conduct and Ethics which has been communicated to employees and posted on our website. We are diligent in complying with established accounting principles and are committed to providing financial information that is transparent, timely and accurate. We have a Related Person Transactions Policy designed to promote the timely identification of such transactions and to ensure we give appropriate consideration to any real or perceived conflicts in our commercial arrangements. We have a global process through which employees, either directly or anonymously, can notify management (and the Audit Committee of the Board of Directors) of alleged accounting and auditing concerns or violations including fraud. Our internal Disclosure Committee meets regularly and operates pursuant to formal disclosure procedures and guidelines which help to ensure that our public disclosures are accurate and timely. Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Related Person Transactions Policy are available on our website at www.criver.com under the "Investor Relations—Corporate Governance" caption.

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

        Over the past several years, some areas of our businesses have grown significantly as a result of the increase in pharmaceutical and biotechnology companies outsourcing their preclinical and clinical research support activities. While industry analysts expect the outsourcing trend to continue for the next several years, a decrease in preclinical and/or clinical outsourcing activity could result in a diminished growth rate in the sales of one or more of our expected higher-growth areas and adversely affect our financial condition and results of operations. For additional discussion of the factors that we believe have recently been influencing outsourcing demand from our customers, please see the section entitled "Our Strategy" included elsewhere in the Form 10-K. Furthermore, our customer contracts are generally terminable on little or no notice. Termination of a large contract or multiple contracts could adversely affect our sales and profitability. Our operations and financial results could be significantly affected by these risks.

A reduction in research and development budgets at pharmaceutical and biotechnology companies may adversely affect our business.

        Our customers include researchers at pharmaceutical and biotechnology companies. Our ability to continue to grow and win new business is dependent in large part upon the ability and willingness of the pharmaceutical and biotechnology industries to continue to spend on compounds in the preclinical phase of research and development and to outsource the products and services we provide. Fluctuations in the expenditure amounts in each phase of the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities and institutional budgetary policies. Our business could be adversely affected by any significant decrease in life sciences research and development expenditures by pharmaceutical and biotechnology companies, as well as by academic institutions, government laboratories or private foundations. In particular, recent studies have indicated that a majority of academic researchers are anticipating reductions in their budgets. Similarly, economic factors and industry trends that affect our clients in these industries, including funding for biotechnology companies, which have suffered during the economic downturn in 2008/2009, also affect their research and development budgets and, consequentially, our business as well. The economic downturn has also negatively affected us to the extent that the research and development budgets at our pharmaceutical customers have recently slowed down their preclinical and Phase I studies in favor of their later-stage products as they reprioritize compound pipelines (focusing on the back-end of their pipelines in the near-term) and moderate their spending per drug candidate. For additional discussion of the factors that we believe have recently been influencing outsourcing demand from our customers, please see the section entitled "Our Strategy" included elsewhere in the Form 10-K.

A reduction or delay in government funding of research and development may adversely affect our business.

        A portion of net sales in our RMS segment is derived from customers at academic institutions and research laboratories whose funding is partially dependent on both the level and timing of funding from government sources, such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies. Government funding of research and development is subject to the political process, which is inherently unpredictable. Our sales may be adversely affected if our customers delay purchases as a result of uncertainties surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. Although recent reports indicate that the new administration's stimulus package includes a substantial increase in NIH funding for 2009, NIH funding has remained fairly flat in recent years and a reduction in government funding for the NIH or other government research agencies could adversely affect our business and our financial results.

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

Many of our contracts are fixed price and may be delayed or terminated or reduced in scope for reasons beyond our control, or we may under-price or overrun cost estimates with these contracts, potentially resulting in financial losses.

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

        Our research models and fertile chicken eggs must be free of certain adventitious, infectious agents such as certain viruses and bacteria because the presence of these contaminants can distort or compromise the quality of research results and could adversely impact human or animal health. The presence of these infectious agents in our animal production facilities and certain service operations could disrupt our contaminant-free research model and fertile egg production as well as our animal services businesses including GEMS, harm our reputation for contaminant-free production and result in decreased sales.

        Contaminations typically require cleaning up, renovating, disinfecting, retesting and restarting production or services. Such clean-ups result in inventory loss, clean-up and start-up costs, and reduced sales as a result of lost customer orders and credits for prior shipments. In addition to microbiological contaminations, the potential for genetic mix-ups or mismatings also exists and may require the restarting of the applicable colonies. While this does not require the complete clean-up, renovation and disinfection of the barrier room, it would likely result in inventory loss, additional start-up costs and possibly reduced sales. In addition, contaminations expose us to risks that customers will request compensation for damages in excess of our contractual indemnification requirements. There also exists a risk that contaminations from models that we produce may affect our customer's facilities, with similar impact to them. In some cases, we may produce or import animals carrying infectious agents capable of causing disease in man; and in the case of such a contamination or undiagnosed infection, there could be a possible risk of human exposure and infection.

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

        The products and services which we provide our customers are essential to the drug discovery and development process, and are almost universally mandated by law. Notwithstanding, certain special interest groups categorically object to the use of animals for valid research purposes. Historically, our core research model activities with rats, mice and other rodents have not been the subject of significant animal rights media attention. However, research activities with animals have been the subject of adverse attention, impacting the industry. This has included on-site demonstrations near facilities operated by us. Any negative attention, threats or acts of vandalism directed against our animal research activities in the future could impair our ability to operate our business efficiently.

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

        Any failure on our part to comply with applicable regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. This could harm our reputation, our prospects for future work and our operating results. For example, if we were to fail to verify that informed consent is obtained from participants in connection with a particular Phase I clinical trial, the data collected from that trial could be disqualified and we might be required to redo the trial at no further cost to our customer, but at substantial cost to us. Furthermore, the issuance of a notice of observations or a warning from the FDA based on a finding of a material violation by us of good clinical practice, good laboratory practice or current good manufacturing practice requirements could materially and adversely affect us.

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

        If we do not compete successfully, our business will suffer. Increased competition might lead to price and other concessions that might adversely affect our operating results. The drug discovery and development services industry has continued to see a trend towards consolidation, particularly among the biotechnology companies, who are targets for each other and for larger pharmaceutical companies (although recent trends in late 2008 and early 2009 may signal increased merger activity between larger pharmaceutical companies themselves). If this trend continues, it is likely to produce more competition among the larger companies and contract research organizations generally, with respect to both clients and acquisition candidates. In addition, while there are substantial barriers to entry for large, global competitors with broad-based services, small, specialized entities considering entering the contract research organization industry will continue to find lower barriers to entry, and private equity firms may determine that there are opportunities in acquiring and rolling up these companies, thus further increasing possible competition. Furthermore, in recent years both Charles River and our competitors, particularly in the preclinical services area, have been investing in capital projects to increase capacity. An ongoing challenge for all participants is balancing capacity growth and market demand. If capacity has been increased too much, pressure to lower prices or to take on lower-margin studies and projects may occur. These competitive pressures may affect the attractiveness of our services and could adversely affect our financial results.

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

        We have intangible assets, including goodwill and other identifiable and indefinite-lived acquired intangibles on our balance sheet due to our acquisitions of businesses. The initial identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition involve use of management judgments and estimates. These estimates are based on, among other factors, input from accredited valuation consultants, reviews of projected future income cash flows and statutory regulations. The use of alternative estimates and assumptions might have increased or decreased the estimated fair value of our goodwill and other intangible assets that could potentially result in a different impact to our results of operations.

        We perform an annual impairment analysis of goodwill to determine if impairment exists. The goodwill impairment analysis is a two-step process. The first step is used to identify potential impairment and involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. Fair value is determined by using a weighted combination of a market-based approach and an income approach, as this combination is deemed to be the most indicative of our fair value in an orderly transaction between market participants. Under the market-based approach, we utilize information about our Company as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value our reporting units. Under the income approach, we determine fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures and future market conditions, among others. Our projections are based on an internal strategic review. Key assumptions, strategies, opportunities and risks from this strategic review along with a market evaluation are the basis for our assessment. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired. However, if the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

        The second step of the goodwill impairment process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined similar to how goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. In determining the fair value of assets we utilize appraisals for the fair value of property and equipment and valuations of certain intangible assets, including customer relationships.

        Our annual goodwill impairment assessment has historically been completed at the beginning of the fourth quarter. Based on our initial assessment (step one) for 2008, the fair value of our business units exceeded their carrying value therefore our goodwill was not impaired. As economic conditions worsened late in the fourth quarter and our business performance and outlook was not as strong as anticipated coupled with a decrease in our market capitalization, management determined that circumstances had changed enough to trigger another goodwill impairment test as of December 27, 2008. Our analysis resulted in the determination that the fair value our PCS business was less than its carrying value. The second step of the goodwill impairment test involved us calculating the implied goodwill for the PCS business. The carrying value of the goodwill assigned to the PCS business exceeded the implied fair value of goodwill resulting in a goodwill impairment of $700 million.

        Goodwill will not be amortized, but will be reviewed for impairment at least annually. The results of this year's impairment test are as of a point in time. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value in subsequent years. To the extent goodwill is impaired, its carrying value will be written down to its implied fair value and a charge will be made to our earnings. Such an impairment charge could materially and adversely affect our operating results and financial condition. As of December 27, 2008, we had recorded goodwill and other intangibles of $593.7 million in the consolidated balance sheet.

Contract research services create a risk of liability.

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

  •
  risks associated with our possible failure to properly care for our customers' property, such as research models and samples, study compounds, records, work in progress, other archived materials, or goods and materials in transit, while in our possession;

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

        To support our customers' demand for drug discovery and development services, including increased strategic focus on outsourcing services and programs, we had engaged in a substantial capacity expansion program over the past two years with $227 million spent on capital expenditures in

2007 and $197 million in 2008. We estimated $100-$120 million allocated for capital expenditures in 2009, as major expansions complete and capacity comes on-line. Included in our 2009 capital plan are the following: continuing fit-out work at our new PCS facility in Nevada, dedicated space initiatives at our new PCS facility in Massachusetts, expansions at our Canada and Scotland PCS facilities, and the remaining work for completing the construction of our new PCS facility in China. We cannot assure you that any or all of these facilities, or any particular phase of such facilities, will be constructed on the anticipated timetable or on budget. Any material delay in bringing these facilities on-line, or substantial increase in costs to complete these facilities, could materially and adversely affect us. In addition, the costs of these capacity expansion programs may have an adverse impact on our operating margins, particularly within our PCS business.

If we are unable to attract suitable participants for our Phase I clinical trials, our business might suffer.

        The Phase I clinical research studies we run rely upon the ready accessibility and willing participation of subjects. Participants generally include people from the communities in which the studies are conducted, which such communities to date have provided a substantial pool of potential subjects for research studies. Our Phase I clinical research activities could be adversely affected if we were unable to attract suitable and willing participants on a consistent basis.

New technologies may be developed, validated and increasingly used in biomedical research that could reduce demand for some of our products and services.

        For many years, groups within the scientific and research communities have attempted to develop models, methods and systems that would replace or supplement the use of living animals as test subjects in biomedical research. Some companies have developed techniques in these areas, including vaccine development, that may have scientific merit. In addition, technological improvements to existing or new processes, such as imaging technology, could result in a refinement in the number of animal research models necessary to conduct the required research. It is our strategy to participate in some fashion with any non-animal test method or other method that reduces the need for animal research models as it becomes validated as a research model alternative or adjunct in our markets. For instance, we acquired imaging capabilities in 2008 through our acquisition of MIR Preclinical. However, we generally may not be successful in commercializing these methods if developed, and sales or profits from these methods may not offset reduced sales or profits from research models. Alternative research methods could decrease the need for research models, and we may not be able to develop new products effectively or in a timely manner to replace any lost sales.

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

        At December 27, 2008, we had approximately $575.8 million of debt. This debt could have significant adverse effects on our business, including making it more difficult for us to obtain additional financing on favorable terms; requiring us to dedicate a substantial portion of our cash flows from operations to the repayment of debt and the interest on this debt; limiting our ability to capitalize on significant business opportunities; and making us more vulnerable to rising interest rates. For additional information regarding our debt, please see Note 4 included in the Notes to Consolidated Financial Statements elsewhere in this Form 10-K.

If we are not successful in selecting and integrating the businesses and technologies we acquire, our business may suffer.

        During the past seven years, we have expanded our business through several acquisitions. We plan to continue to acquire businesses and technologies and form strategic alliances. However, businesses and technologies may not be available on terms and conditions we find acceptable. We risk spending time and money investigating and negotiating with potential acquisition or alliance partners, but not completing transactions. For instance, in 2008, we expensed over $1.3 million for costs incurred for potential deals that we decided to abandon prior to signing definitive agreements.

        Even if completed, acquisitions and alliances involve numerous risks which may include:

  •
  difficulties and expenses incurred in assimilating and integrating operations, services, products or technologies;

  •
  challenges with developing and operating new businesses, including diversion of management's attention from other business concerns;

  •
  potential losses resulting from undiscovered liabilities of acquired companies that are not covered by the indemnification we may obtain from the seller;

  •
  acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common stock to the shareholders of the acquired company, dilutive to the percentage of ownership of our existing stockholders;

  •
  loss of key employees of the acquired companies;

  •
  risks of not being able to overcome differences in foreign business practices, customs and importation regulations, language and other cultural barriers in connection with the acquisition of foreign companies;

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

Item 2.    Properties

        We own or lease the land and buildings where we have facilities. We own large facilities (facilities over 50,000 square feet) for our PCS businesses in the United States, Canada, Scotland and Ireland, and lease large facilities in the United States, Canada and China. We own large RMS facilities in the United Kingdom, France, Germany, Japan, Canada and the United States. None of our leases are individually material to our business operations and many have an option to renew. We believe that we will be able to successfully renew expiring leases on terms satisfactory to us. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed. For additional information see Note 9 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

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

        Thomas F. Ackerman, age 54, joined us in 1988 with over eleven years of combined public accounting and international finance experience. He was named Controller, North America in 1992 and became our Vice President and Chief Financial Officer in 1996. In 1999, he was named a Senior Vice President and in 2005 he was named a Corporate Executive Vice President. He is currently responsible for overseeing our Accounting and Finance Department and several other corporate staff departments. Prior to joining us, Mr. Ackerman was an accountant at Arthur Andersen & Co.

        Christophe Berthoux, age 46, rejoined us in February 2005 as General Manager of our clinical services business. Following the sale of our Phase II-IV clinical services business in August 2006, Dr. Berthoux was named Corporate Senior Vice President, U.S. Research Models and Services and In Vitro Products and Services, and in 2008 he was named our Corporate Executive Vice President, Global Sales and Marketing and Chief Commercial Officer. Previously, from 1990 to early 2004, Dr. Berthoux held a variety of managerial positions with the Company, including Corporate Vice President and head of European Research Models and Services.

        James C. Foster, age 58, joined us in 1976 as General Counsel. Over the past 30 years, Mr. Foster has held various staff and managerial positions, and was named our President in 1991, Chief Executive Officer in 1992 and our Chairman in 2000.

        Nancy A. Gillett, age 53, joined us in 1999 with the acquisition of Sierra Biomedical. Dr. Gillett has 22 years of experience as an ACVP board certified pathologist and scientific manager. In 1999, she became Senior Vice President and General Manager of our Sierra Biomedical division, and subsequently held a variety of managerial positions, including President and General Manager of Sierra Biomedical and Corporate Vice President and General Manager of Drug Discovery and Development (the predecessor to our Preclinical Services business segment). In 2004, Dr. Gillett was named Corporate Senior Vice President and President, Global Preclinical Services, and in 2006 she became a Corporate Executive Vice President.

        David P. Johst, age 47, joined us in 1991 as Corporate Counsel and was named Vice President, Human Resources in 1995. He became Vice President, Human Resources and Administration in 1996, a Senior Vice President in 1999, and a Corporate Executive Vice President in 2005. He currently serves as the Company's Chief Administrative Officer and is responsible for overseeing our Human Resources department, our Consulting and Staffing Services business unit and several other corporate staff departments. Prior to joining the Company, Mr. Johst was an attorney in the Corporate Department at Hale and Dorr.

        Real H. Renaud, age 62, joined us in 1964 and has over 40 years of research models production and related management experience. In 1986, Mr. Renaud became Vice President of Production, with responsibility for overseeing the Company's North American small animal operations, and was named Vice President, Worldwide Production in 1990. Mr. Renaud became Vice President and General Manager, European and North American Animal Operations in 1996, following a two-year European assignment during which he provided direct oversight to our European operations. In 1999, he became a Senior Vice President and in 2003, Mr. Renaud became Corporate Executive Vice President and President Global Research Models and Services.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on the New York Stock Exchange on June 23, 2000 under the symbol "CRL." The following table sets forth for the periods indicated below the high and low sales prices for our common stock.

2009	High	Low
First quarter (through February 13, 2009)	$29.87	$23.14

2008	High	Low
First quarter	$69.04	$53.73
Second quarter	65.95	55.14
Third quarter	69.19	57.84
Fourth quarter	58.00	19.92

2007	High	Low
First quarter	$47.64	$42.71
Second quarter	54.04	45.30
Third quarter	56.64	50.15
Fourth quarter	68.00	55.11

        There were no equity securities that were not registered under the Securities Act of 1933, as amended, sold by the Company during the fiscal year ended December 27, 2008.

Shareholders

        As of February 13, 2009 there were approximately 572 registered shareholders of the outstanding shares of common stock.

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

Issuer Purchases of Equity Securities

        The following table provides information relating to the Company's purchases of shares of its common stock during the quarter ended December 27, 2008.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Sep. 28, 2008—Oct. 25, 2008	209,825	$46.91	209,308	$202,065,830
Oct. 26, 2008—Nov. 22, 2008	220,671	$28.49	220,000	$195,803,701
Nov. 23, 2008—Dec. 27, 2008	370,000	$23.42	370,000	$187,139,993

Total	800,496		799,308

        The Board of Directors of the Company has authorized a share repurchase program, originally authorized on July 27, 2005 and subsequently amended on October 26, 2005, May 9, 2006, August 1, 2007 and July 24, 2008 to acquire up to a total of $600.0 million of common stock. The program does not have a fixed expiration date.

        During the quarter ended December 27, 2008, the Company repurchased 799,308 shares of common stock for approximately $24.7 million. The timing and amount of any future repurchases will depend on market conditions and corporate considerations. Additionally, the Company's Incentive Plans permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, during the quarter ended December 27, 2008, the Company acquired 1,188 shares as a result of such withholdings.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table summarizes, as of December 27, 2008, the number of options issued under the Company's stock option plans and the number of options available for future issuance under these plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plan approved by security holders:
Charles River 2000 Incentive Plan	3,459,396		$41.28	174,618
Charles River 1999 Management Incentive Plan	30,754		$14.52	15,617
Inveresk 2002 Stock Option Plan	136,305		$28.00	—
2007 Incentive Plan	915,765	(1)	$58.25	4,399,402
Equity compensation plans not approved by security holders	—		—	—

Total	4,542,220	(2)	$43.93	4,589,637	(3)

(1)
Includes shares payable under our performance awards granted in fiscal year 2008 under our 2007 Incentive Plan, utilizing 100% target award level of 61,100 shares; actual awards to be determined in February 2009 may differ from this number. The weighted-average exercise prices in column (b) do not take these performance awards into account.

(2)
None of the options outstanding under any equity compensation plan of the Company include rights to any dividend equivalents (i.e., a right to receive from the Company a payment commensurate to dividend payments received by holders of common stock or other equity instruments of the Company).

(3)
On March 22, 2007, the Board of Directors determined that, upon approval of the 2007 Incentive Plan, no future awards would be granted under the preexisting equity compensation plans, including the Charles River 1999 Management Incentive Plan and the Charles River 2000 Incentive Plan. Shareholder approval was obtained on May 8, 2007. Previously, on February 28, 2005, the Board of Directors terminated the Inveresk 2002 Stock Option Plan to the extent that no further awards would be granted thereunder.

        The following table provides additional information regarding the aggregate issuances under the Company's existing equity compensation plans as of December 27, 2008:

Category	Number of securities outstanding	Weighted average exercise price	Weighted average term
	(a)	(b)	(c)
Total number of restricted shares outstanding(1)	716,394	$—	—
Total number of options outstanding(2)	4,542,220	$43.93	5.02

(1)
For purposes of this table, only unvested restricted stock as of December 27, 2008 is included. Also for purposes of this table only, the total includes 46,465 restricted stock units granted to certain employees of the Company outside of the United States.

(2)
Includes shares payable under our performance awards granted in fiscal year 2008 under our 2007 Incentive Plan, utilizing target award level of 61,100 shares; actual awards determined in February 2009 differ from this number. The weighted-average exercise prices in column (b) do not take these performance awards into account.

Comparision of 5-Year Cumulative Total Return

Among Charles River Laboratories International, Inc., The S&P 500 Index and The NASDAQ Pharmaceutical Index.

        The following stock performance graph compares the annual percentage change in the Company's cumulative total shareholder return on its Common Stock during a period commencing on December 27, 2003 and ending on December 27, 2008 (as measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the Company's share price at the end and the beginning of the measurement period; by (2) the share price at the beginning of the measurement period) with the cumulative total return of the S&P 500 Index and the NASDAQ Pharmaceutical Index during such period. The Company has not paid any dividends on the Common Stock, and no dividends are included in the representation of the Company's performance. The stock price performance on the graph below is not necessarily indicative of future price performance. The graph is not "soliciting material," is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. Information used in the graph was obtained from Standards & Poor's Institutional Market Services, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

	Dec. 27, 2003	Dec. 25, 2004	Dec. 31, 2005	Dec. 30, 2006	Dec. 29, 2007	Dec. 27, 2008
Charles River Laboratories International, Inc.	100.00	138.50	126.06	128.68	196.73	74.44
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
NASDAQ Pharmaceutical	100.00	110.22	111.87	114.89	106.37	97.32

Item 6.    Selected Consolidated Financial Data

        The following selected financial data should be read in conjunction with Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in Item 8., "Financial Statements and Supplementary Data" of this report.

	Fiscal Year(1)
	2008	2007	2006	2005	2004
	(dollars in thousands)
Statement of Income Data:
Net sales	$1,343,493	$1,230,626	$1,058,385	$993,328	$724,221
Cost of products sold and services provided	832,784	752,435	651,778	603,624	435,499
Selling, general and administrative expenses	230,159	217,491	180,795	157,999	116,879
Goodwill impairment	700,000	—	—	—	—
Amortization of goodwill and intangibles	30,312	33,509	37,639	47,011	13,857

Operating income (loss)	(449,762)	227,191	188,173	184,694	157,986
Interest income	8,691	9,683	6,836	3,695	3,262
Interest expense	(14,009)	(18,004)	(19,426)	(24,324)	(11,718)
Other, net	(5,930)	(1,448)	981	(177)	937

Income (loss) before income taxes, minority interests and earnings from equity investments	(461,010)	217,422	176,564	163,888	150,467
Provision for income taxes	61,944	59,400	49,738	16,261	60,159

Income (loss) before minority interests and earnings from equity investments	(522,954)	158,022	126,826	147,627	90,308
Minority interests	687	(470)	(1,605)	(1,838)	(1,577)

Income (loss) from continuing operations	(522,267)	157,552	125,221	145,789	88,731
Income (loss) from discontinued businesses, net of tax	424	(3,146)	(181,004)	(3,790)	1,061

Net income (loss)	$(521,843)	$154,406	$(55,783)	$141,999	$89,792

Common Share Data:
Earnings (loss) per common share
Basic
Continuing operations	$(7.76)	$2.35	$1.82	$2.09	$1.79
Discontinued operations	$0.01	$(0.05)	$(2.63)	$(0.05)	$0.02
Net income (loss)	$(7.76)	$2.31	$(0.81)	$2.04	$1.81
Diluted
Continuing operations	$(7.76)	$2.29	$1.79	$2.02	$1.65
Discontinued operations	$0.01	$(0.05)	$(2.59)	$(0.05)	$0.02
Net income (loss)	$(7.76)	$2.25	$(0.80)	$1.96	$1.68
Other Data:
Depreciation and amortization	$91,183	$86,379	$82,586	$87,935	$42,063
Capital expenditures	197,081	227,036	181,747	94,520	44,735
Balance Sheet Data (at end of period):
Cash and cash equivalents	$243,592	$225,449	$175,380	$114,821	$207,566
Working capital	317,141	305,336	241,762	107,910	161,191
Goodwill, net	457,578	1,120,540	1,119,309	1,097,590	1,102,511
Total assets	2,159,918	2,805,537	2,557,544	2,538,209	2,626,835
Total debt	576,098	510,049	572,054	296,090	686,844
Total shareholders' equity	1,199,025	1,860,467	1,595,211	1,827,013	1,472,505

(1)
Our fiscal year consists of 12 months ending on the last Saturday on, or prior to, December 31.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Continuing Operations

        We are a leading global provider of solutions that advance the drug discovery and development process, including research models and associated services and outsourced preclinical services. We provide our products and services to global pharmaceutical companies, biotechnology companies, as well as government agencies, and leading hospitals and academic institutions throughout the world in order to bring drugs to market faster and more efficiently. Our broad portfolio of products and services enables our customers to reduce costs, increase speed to market and enhance their productivity and effectiveness in drug discovery and development. We have built upon our core competency of laboratory animal medicine and science (research model technologies) to develop a diverse and growing portfolio of regulatory compliant preclinical services which address drug discovery and development in the preclinical arena. We have been in business for over 60 years and currently operate approximately 70 facilities in 17 countries worldwide.

        Our sales growth in 2008 was driven by continued spending by major pharmaceuticals, biotechnology companies and academic institutions on our global products and services, which aid in their development of new drugs and products, partially offset by the impact of the slower economy and world wide credit crisis. We expect the long-term drivers for our business as a whole primarily to emerge from our customers' continued demand for research models and services and regulatory compliant preclinical services, as well as increased strategic focus on outsourcing. During the second half of 2008, demand for our services decelerated at a greater rate than products impacting our growth rate. We believe this was primarily due to emerging factors which include: business restructuring and reprioritization of pipelines by pharmaceutical and biotechnology clients, which led to significant and accelerating study slippage and delays; lack of funding for biotechnology companies; and tight cost controls which resulted in more measured spending and some pricing pressure.

        Our 2009 expectations reflect softer market demand, particularly for preclinical services which will continue at least until mid-year. We believe that our clients will continue to outsource drug development services as they strive to improve the efficiency of their drug pipelines. For additional discussion of the factors that we believe are influencing outsourcing demand from our customers, please see the section entitled "Our Strategy" included elsewhere in this Form 10-K.

        We are using this period of market uncertainty to streamline our operations, and have implemented additional actions to improve our operating efficiency. These actions include initiating a hiring freeze, a salary freeze for a substantial percentage of our workforce, including all incentive-eligible employees, continued tight control of discretionary spending and implementing a headcount reduction affecting 3% of our total workforce (predominately in our PCS business segment) and the closure of our Arkansas facility. As a result of these cost-saving actions, the Company will take a one-time charge in 2009 of approximately $9.0 million. The Company expects that these actions will reduce costs by approximately $20.0 million in 2009, with an annual run-rate of approximately $25.0 million. We also are pursuing strategic alternatives for our clinical Phase I operation in Scotland, with an intention to divest these operations.

        Our capital expenditures totaled $197.1 million in 2008 and our planned capital expenditures in 2009 are in the range of $100 million to $120 million. As a result of the factors which are affecting our sales growth, we evaluated our expansion plans and determined that we have sufficient capacity to accommodate our clients' current demand. We expect to open the Sherbrooke (Canada) facility in the first half of 2009, in order to relieve capacity constraints at our Montreal facility. We have delayed the expansion of our Ohio facility until 2010, when we believe the industry will be better positioned to absorb additional capacity.

        In addition to internally generated organic growth, our business strategy includes strategic "bolt-on" acquisitions that complement our business, increase the rate of our growth or geographically expand our existing services, as evidenced by our acquisitions of NewLab BioQuality AG and MIR Preclinical Services in 2008.

        Our annual goodwill impairment assessment has historically been completed at the beginning of the fourth quarter. Based on our initial assessment (step one) for 2008, the fair value of our business units exceeded their carrying value therefore our goodwill was not impaired. As economic conditions worsened late in the fourth quarter and our business performance and outlook were not as strong as anticipated, coupled with a decrease in our market capitalization, management determined that circumstances had changed enough to trigger another goodwill impairment test as of December 27, 2008. Our analysis resulted in the determination that the fair value our PCS business was less than its carrying value. The second step of the goodwill impairment test involved us calculating the implied goodwill for the PCS business. The carrying value of the goodwill assigned to the PCS business exceeded the implied fair value of goodwill, resulting in a goodwill impairment of $700 million.

        Total net sales in 2008 were $1.3 billion, an increase of 9.2% over 2007 with demand decelerating during the second half of the year. The sales increase was due primarily to increased customer demand and higher pricing in Research Models and Services (RMS), strong large model safety testing and certain specialty toxicology sales partially offset by slower demand for PCS due to our clients' restructuring and reprioritization efforts, particularly in Europe. The effect of foreign currency translation added 1.3% to sales growth. Our gross margin decreased to 38.0% of net sales compared to 38.9% of net sales in 2007, due primarily to lower sales growth.

        Our operating loss for 2008 was $449.8 million compared to income of $227.2 million for 2007 primarily due to the goodwill impairment of $700 million in 2008.

        Net loss from continuing operations was $522.3 million in 2008 compared to income of $157.6 million in 2007. Diluted loss per share from continuing operations for 2008 was $7.76 compared to earnings per share of $2.29 in 2007.

        We report two segments: RMS and PCS, which reflect the manner in which our operating units are managed.

        Our RMS segment, which represented 49.1% of net sales in 2008, includes sales of research models, genetically engineered models and services (GEMS), research animal diagnostics, discovery and imaging services, consulting and staffing services, vaccine support and in vitro technology (primarily endotoxin testing). Although demand decelerated during the second half of the year, net sales for this segment increased 14.3% compared to 2007 due to increased small model sales in the United States and Europe, increased consulting and staffing services and strong in vitro sales. Favorable foreign currency translation increased the net sales gain by 3.7%. We experienced decreases in both the RMS gross margin and operating margin compared to last year (to 43.1% from 43.2% and to 30.1% from 30.7%, respectively) due mainly to the impact of the greater proportion of services in the sales mix and the second-quarter increase in operating expenses in Japan.

        Our PCS segment, which represented 50.9% of net sales in 2008, includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical, bioanalysis, pharmacokinetics and drug metabolism services, as well as Phase I clinical trials. Sales for this segment increased 4.6% over 2007, however, demand decelerated during the second half of the year. Sales were driven by continuing demand for large model safety testing and certain specialty toxicology studies as well as the acquisition of NewLab BioQuality AG, partially offset by more measured pharmaceutical spending due to our clients' restructuring and reprioritization efforts, particularly in Europe. Unfavorable foreign currency decreased sales growth by 0.9%. We experienced a decrease in the PCS gross margin during 2008 to 33.1% from 35.0% in 2007, due mainly to the lower sales growth and additional costs associated with the transition to the new preclinical facility in Nevada and start-up costs in China. As a result of the goodwill impairment, the 2008 operating margin was a negative 87.3% compared to 15.8% in 2007.

Net Income

        Net loss for 2008 was $521.8 million compared to income of $154.4 million in 2007.

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

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the consolidated financial statements of Charles River Laboratories International, Inc. which have been prepared in accordance with accounting principles generally accepted in the United States. Management believes the following critical accounting policies are most affected by significant judgments and estimates used in the preparation of our consolidated financial statements. The following summary should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K. We believe the following critical accounting policies and estimates reflect our more significant judgments and estimates than usual in the preparation of our consolidated financial statement:

  •
  Goodwill and other intangible assets;

  •
  Revenue recognition;

  •
  Pension plan accounting;

  •
  Stock-based compensation; and

  •
  Income taxes and deferred tax assets.

        Goodwill, Other Intangible Assets    We have intangible assets, including goodwill and other identifiable and indefinite-lived acquired intangibles on our balance sheet due to our acquisitions of businesses. The initial identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition involve use of management judgments and estimates. These estimates are based on, among other factors, input from accredited valuation consultants, reviews of projected future income cash flows and statutory regulations. The use of alternative estimates and assumptions might have increased or decreased the estimated fair value of our goodwill and other intangible assets that could potentially result in a different impact to our results of operations.

        We perform an annual impairment analysis of goodwill to determine if impairment exists. The goodwill impairment analysis is a two-step process. The first step is used to identify potential impairment and involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. Fair value is determined by using a weighted combination of a market-based approach and an income approach, as this combination is deemed to be the most indicative of our fair value in an orderly transaction between market participants. Under the market-based approach, we utilize information about our Company as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value our reporting units. Under the income approach, we determine fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures and future market conditions, among others. Our projections are based on an internal strategic review. Key assumptions, strategies, opportunities and risks from this strategic review along with a market evaluation are the basis for our assessment. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired. However, if the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

        The second step of the goodwill impairment process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined similar to how goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. In determining the fair value of assets we utilize appraisals for the fair value of property and equipment and valuations of certain intangible assets, including customer relationships.

        Our annual goodwill impairment assessment has historically been completed at the beginning of the fourth quarter. Based on our initial assessment (step one) for 2008, the fair value of our business units exceeded their carrying value therefore our goodwill was not impaired. As economic conditions worsened late in the fourth quarter and our business performance and outlook was not as strong as anticipated coupled with a decrease in our market capitalization, management determined that circumstances had changed enough to trigger another goodwill impairment test as of December 27, 2008. Our analysis resulted in the determination that the fair value our PCS business was less than its carrying value. The second step of the goodwill impairment test involved us calculating the implied goodwill for the PCS business. The carrying value of the goodwill assigned to the PCS business exceeded the implied fair value of goodwill resulting in a goodwill impairment of $700 million.

        Goodwill will not be amortized, but will be reviewed for impairment at least annually. The results of this year's impairment test are as of a point in time. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value in subsequent years. To the extent goodwill is impaired, its carrying value will be written down to its implied fair value and a charge will be made to our earnings. Such an impairment charge could materially and adversely affect our operating results and financial condition. As of December 27, 2008, we had recorded goodwill and other intangibles of $593.7 million in the consolidated balance sheet.

        Revenue Recognition    We recognize revenue on product and services sales. We record product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectability is reasonably assured. Recognition of service revenue is primarily based on the completion of agreed-upon service procedures including rate specified contracts and fixed fee contracts. Revenue of agreed-upon rate contracts is recognized as services are performed, based on rates specified in the contract. Revenue of fixed fee contracts is recognized as services are performed in relation to estimated costs to complete procedures specified by the customers in the form of study protocols. Our fixed fee service contracts, which are utilized mainly in our Preclinical segment, vary in term from a few days to greater than a year, with the majority of such contracts having a term of less than six months. Management reviews the costs incurred and services provided to date on these contracts in relation to the total estimated effort to complete the contract. As a result of the reviews, revisions in estimated effort to complete the contract are reflected in the period in which the change became known. These judgments and estimates are not expected to result in a change that would materially affect our reported results. In some cases, a portion of the contract fee is paid at the time the study is initiated. These advances are recorded as deferred revenue and recognized as revenue as services are performed. Conversely, in some cases, revenue is recorded based on the level of service performed in advance of billing the customer with the offset to unbilled receivable. As of December 27, 2008, we had recorded unbilled revenue of $51.8 million and deferred revenue of $86.7 million in our consolidated balance sheet based on the difference between the estimated level of services performed and the billing arrangements defined by our service contracts.

        Pension Plan Accounting    As of December 27, 2008, we had a pension liability of $32.2 million. The actuarial computations require the use of assumptions to estimate the total benefits ultimately payable to employees and allocate this cost to the service periods. The key assumptions include the discount rate, the expected return on plan assets and expected future rate of salary increases. In addition, our actuaries determine the expense or liability of the plan using other assumptions for future experiences such as withdrawal and mortality rate. The key assumptions used to calculate pension costs are determined and reviewed annually by management after consulting with outside investment advisors and actuaries. The assumed discount rate, which is intended to be the actual rate at which benefits could effectively be settled, is adjusted based on the change in the long-term bond yield as of the measurement date. As of December 27, 2008, the weighted-average discount rate for our pension plans was 5.74%.

        The assumed expected return on plan assets is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants. This includes considering the assets allocation and expected returns likely to be earned over the life of the plan. If the actual return is different from the assumed expected return in plan assets, the difference would be amortized over a period of approximately 15 to 20 years. The estimated effect of a 1.0% change in the expected rate of return would increase or decrease pension expense by $1.3 million.

        During 2008, our Board of Directors voted to freeze the accrual of benefits under our U.S. pension plan effective April 30, 2008. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," we recorded a curtailment gain of $3.3 million in 2008.

        Stock-based Compensation    We recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and restricted stock awards based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the estimated fair value of the award and is recognized as expense on a straight-line basis over the requisite service period which is generally the vesting period. During the year ended December 27, 2008, we recognized $24.3 million of stock compensation expense associated with stock options, restricted stock and performance based stock awards.

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

        Estimating the fair value for stock options requires judgment, including estimating stock-price volatility, expected term, expected dividends and risk-free interest rates. The expected volatility rates are estimated based on historical volatilities of our common stock over a period of time that approximates the expected term of the options. The expected term represents the average time that options are expected to be outstanding and is estimated based on the historical exercise and post-vesting cancellation patterns of our stock options. Expected dividends are estimated based on our dividend history as well as our current projections. The risk-free interest rate is based on the market yield of U.S. Treasury securities for periods approximating the expected terms of the options in effect at the time of grant. These assumptions are updated on at least an annual basis or when there is a significant change in circumstances that could affect these assumptions.

        The fair value of option based stock awards granted during 2008 was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

December 27, 2008
Expected life (in years)	4.5
Expected volatility	24.0%
Risk-free interest rate	2.76%
Expected dividend yield	0.0%
Weighted-average option grant date fair value	$14.85

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

        As of December 27, 2008, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $192.9 million. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. Federal and state taxes and withholding taxes payable to the various foreign countries. It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

        We are a worldwide business and operate in various tax jurisdictions where tax laws and tax rates are subject to change given the political and economic climate in these countries. We report and pay income taxes based upon operational results and applicable law. Our tax provision is based upon enacted tax rates in effect to determine both the current and deferred tax position. Any significant fluctuation in tax rates or changes in tax laws could cause our estimate of taxes to change resulting in either increases or decreases in our effective tax rate.

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

        Due to our size and the number of tax jurisdictions within which we conduct our global business operations, we are subject to income tax audits on a regular basis. As a result, we have tax reserves which are attributable to potential tax obligations around the world. We believe we have sufficiently provided for all audit exposures and assessments. Settlements of these audits or the expiration of the statute of limitations on the assessment of income taxes for any tax year may result in an increase or decrease to our effective tax rate.

Segment Operations

        The following tables show the net sales and the percentage contribution of each of our reportable segments for the past three years. They also show cost of products sold and services provided, selling, general and administrative expenses, amortization of goodwill and intangibles and operating income by segment and as percentages of their respective segment net sales.

	Fiscal Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
	(dollars in millions)
Net sales:
Research models and services	$659.9	$577.2	$515.0
Preclinical services	683.6	653.4	543.4
Cost of products sold and services provided:
Research models and services	$375.3	$327.9	$300.9
Preclinical services	457.5	424.5	350.9
Goodwill impairment
Research models and services	$—	$—	$—
Preclinical services	700.0	—	—
Selling, general and administrative expenses:
Research models and services	$83.3	$70.3	$65.9
Preclinical services	94.8	93.7	73.0
Unallocated corporate overhead	52.1	53.5	41.9
Amortization of other intangibles:
Research models and services	$2.6	$1.9	$0.4
Preclinical services	27.7	31.6	37.2
Operating income (loss):
Research models and services	$198.7	$177.1	$147.8
Preclinical services	(596.4)	103.6	82.3
Unallocated corporate overhead	(52.1)	(53.5)	(41.9)

	Fiscal Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Net sales:
Research models and services	49.1%	46.9%	48.7%
Preclinical services	50.9%	53.1%	51.3%
Cost of products sold and services provided:
Research models and services	56.9%	56.8%	58.4%
Preclinical services	66.9%	65.0%	64.6%
Goodwill impairment
Research models and services	—	—	—
Preclinical services	102.4%	—	—
Selling, general and administrative expenses:
Research models and services	12.6%	12.2%	12.8%
Preclinical services	13.9%	14.3%	13.4%
Unallocated corporate overhead	—	—	—
Amortization of other intangibles:
Research models and services	0.4%	0.3%	0.1%
Preclinical services	4.1%	4.8%	6.8%
Operating income:
Research models and services	30.1%	30.7%	28.7%
Preclinical services	(87.3)%	15.9%	15.2%
Unallocated corporate overhead	(3.9)%	(4.3)%	(4.0)%

        In our consolidated statements of income, we provide a breakdown of net sales and cost of sales between net products and services. Such information is reported irrespective of the business segment from which the sales were generated.

Results of Operations

        The following table summarizes historical results of operations as a percentage of net sales for the periods shown:

	Fiscal Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Net sales	100.0%	100.0%	100.0%
Cost of products sold and services provided	62.0%	61.1%	61.6%
Selling, general and administrative expenses	17.1%	17.7%	17.0%
Goodwill impairment	52.1%	—	—
Amortization of other intangibles	2.3%	2.7%	3.6%
Operating income (loss)	(33.5)%	18.5%	17.8%
Interest income	0.6%	0.8%	0.6%
Interest expense	1.0%	1.5%	1.8%
Provision for income taxes	4.6%	4.8%	4.7%
Minority interests	0.1%	—%	0.2%
Income (loss) from continuing operations	(38.9)%	12.8%	11.8%

Fiscal 2008 Compared to Fiscal 2007

        Net Sales.    Net sales in 2008 were $1,343.5 million, an increase of $112.9 million, or 9.2%, from $1,230.6 million in 2007.

        Research Models and Services.    In 2008, net sales for our RMS segment were $659.9 million, an increase of $82.7 million, or 14.3%, from $577.2 million in 2007, due to increased small model sales in the United States and Europe, increased consulting and staffing services and strong in vitro sales. Favorable foreign currency translation increased sales growth by approximately 3.7%. RMS sales increased due to pricing and unit volume increases in both models, including large models, and services. The RMS sales growth was driven by increases in basic research and biotechnology spending, which drove greater demand for our products and services.

        Preclinical Services.    In 2008, net sales for our PCS segment were $683.6 million, an increase of $30.2 million, or 4.6%, compared to $653.4 million in 2007. Sales were driven by continuing demand for large model safety testing and certain specialty toxicology studies as well as the acquisition of NewLab BioQuality AG, partially offset by more measured pharmaceutical spending due to our clients' restructuring and reprioritization efforts, particularly in Europe. Unfavorable foreign currency had a negative impact on sales growth by 0.9%.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided in 2008 was $832.8 million, an increase of $80.4 million, or 10.7%, from $752.4 million in 2007. Cost of products sold and services provided in 2008 was 62.0% of net sales, compared to 61.1% in 2007.

        Research Models and Services.    Cost of products sold and services provided for RMS in 2008 was $375.3 million, an increase of $47.5 million, or 14.5%, compared to $327.8 million in 2007. Cost of products sold and services provided as a percentage of net sales in 2008 was 56.9% compared to 56.8% in 2007. The greater facility utilization was the result of the increased sales during the quarter, partially offset by an unfavorable product mix due to greater growth in the lower margin service area.

        Preclinical Services.    Cost of services provided for the PCS segment in 2008 was $457.5 million, an increase of $32.9 million, or 7.8%, compared to $424.6 million in 2007. Cost of services provided as a percentage of net sales was 66.9% in 2008, compared to 65.0% in 2007. The increase in cost of services provided as a percentage of net sales was primarily due to the impact of lower sales growth and the start-up and transition costs of PCS Nevada facilities.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses in 2008 were $230.2 million, an increase of $12.7 million, or 5.8%, from $217.5 million in 2007. Selling, general and administrative expenses in 2008 were 17.1% of net sales compared to 17.7% of net sales in 2007.

        Research Models and Services.    Selling, general and administrative expenses for RMS in 2008 were $83.3 million, an increase of $13.0 million, or 18.5%, compared to $70.3 million in 2007. Selling, general and administrative expenses increased as a percentage of sales to 12.6% in 2008 from 12.2% in 2007 due mainly to higher operating costs.

        Preclinical Services.    Selling, general and administrative expenses for the PCS segment in 2008 were $94.8 million, an increase of $1.1 million, or 1.2%, compared to $93.7 million in 2007. Selling, general and administrative expenses in 2008 decreased to 13.9% of net sales compared to 14.3% in 2007.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various costs primarily related to activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions was $52.1 million in 2008, compared to $53.5 million in 2007. The decrease in unallocated corporate overhead in 2008 was primarily due to the gain associated with the curtailment of the U.S. pension plan and slower growth in health care costs.

        Amortization of Other Intangibles.    Amortization of other intangibles in 2008 was $30.3 million, a decrease of $3.2 million, from $33.5 million in 2007.

        Research Models and Services.    In 2008, amortization of other intangibles for our RMS segment was $2.6 million, an increase of $0.7 million from $1.9 million in 2007.

        Preclinical Services.    In 2008, amortization of other intangibles for our PCS segment was $27.7 million, a decrease of $3.9 million from $31.6 million in 2007.

        Goodwill Impairment.    Our annual goodwill impairment assessment has historically been completed at the beginning of the fourth quarter. Based on our initial assessment (step one) for 2008, the fair value of our business units exceeded their carrying value therefore our goodwill was not impaired. As economic conditions worsened late in the fourth quarter and our business performance and outlook was not as strong as anticipated coupled with a decrease in our market capitalization, management determined that circumstances had changed enough to trigger another goodwill impairment test as of December 27, 2008. Our analysis resulted in the determination that the fair value our PCS business was less than its carrying value. The second step of the goodwill impairment test involved us calculating the implied goodwill for the PCS business. The carrying value of the goodwill assigned to the PCS business exceeded the implied fair value of goodwill resulting in a goodwill impairment of $700 million.

        Operating Income.    Operating loss in 2008 was $449.8 million, compared to operating income of $227.2 million in 2007.

        Research Models and Services.    In 2008, operating income for our RMS segment was $198.7 million, an increase of $21.5 million, or 12.2%, from $177.2 million in 2007. Operating income as a percentage of net sales in 2008 was 30.1%, compared to 30.7% in 2007. The decrease in operating income as a percentage of sales was primarily due to increased operating expenses offset by improved utilization due to the higher sales volume.

        Preclinical Services.    In 2008, operating loss for our PCS segment was $596.4 million, compared to operating income of $103.5 million in 2007. The decrease in operating income as a percentage of net sales was primarily due to goodwill impairment as well as to the start-up and transition costs for our

PCS Nevada facilities partially offset by improved operating efficiency as a result of higher sales and lower amortization costs.

        Interest Expense.    Interest expense in 2008 was $14.0 million, compared to $18.0 million in 2007, due primarily to lower outstanding debt and lower interest rates.

        Interest Income.    Interest income in 2008 was $8.7 million compared to $9.7 million in 2007.

        Income Taxes.    Income tax expense in 2008 was $61.9 million, an increase of $2.5 million compared to $59.4 million in 2007. Our effective tax rate in 2008 was (13.4)% which was adversely impacted by the goodwill impairment by (40.5)%. Our 2007 effective tax rate was 27.3%. The change from 2007 to 2008 effective tax rate was primarily due to the goodwill impairment.

        Net Income(Loss).    Net loss in 2008 was $521.8 million compared to net income of $154.4 million in 2007.

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

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided in 2007 was $752.4 million, an increase of $100.6 million, or 15.4%, from $651.8 million in 2006. Cost of products sold and services provided in 2007 was 61.1% of net sales, compared to 61.6% in 2006.

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

        Preclinical Services.    Cost of services provided for the Preclinical Services segment in 2007 was $424.5 million, an increase of $73.6 million, or 21.0%, compared to $350.9 million in 2006. Cost of services provided as a percentage of net sales was 65.0% in 2007, compared to 64.6% in 2006. The increase in cost of services provided as a percentage of net sales was primarily due to the impact of increased costs related to the transition to our new Massachusetts facility and the foreign exchange impact of the strengthening Canadian dollar, partially offset by improved performance at certain PCS locations.

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

        Research Models and Services.    In 2007, amortization of other intangibles for our RMS segment was $1.9 million, an increase of $1.5 million from $0.4 million in 2006. The increased amortization was primarily due to the acquisition of the remaining 15% of the equity of Charles River Laboratories Japan, Inc., from the minority interest partner in the first quarter of 2007.

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

        Income Taxes.    Income tax expense for 2007 was $59.4 million, an increase of $9.7 million compared to $49.7 million in 2006. Our effective tax rate for 2007 was 27.3% compared to 28.2% for 2006. The decline in effective tax rate in 2007 was primarily due to benefits recorded in 2007 related to tax law changes in the United Kingdom and Germany and benefits generated due to mix of earnings.

        Income from Continuing Operations.    Income from continuing operations in 2007 was $157.6 million, an increase of $32.4 million from $125.2 million in 2006.

        Loss from Discontinued Operations.    The loss from discontinued operations in 2007 was $3.1 million. The loss from discontinued operations for 2006 was $181.0 million which included a goodwill impairment of $129.2 million, the tax expense of $37.8 million related to the sale of the Phase II-IV Clinical business, as well as results from our ISS business.

        Net Income (Loss).    Net income in 2007 was $154.4 million compared to a net loss of $55.8 million in 2006.

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

        We had marketable securities of $19.0 million and $63.4 million as of December 27, 2008 and December 29, 2007, respectively. The decline was primarily due to management's decision to move funds into cash equivalent type investments. As of December 27, 2008 and December 29, 2007, we had $19.0 million and $38.2 million invested in auction rate securities rated AAA by a major credit rating agency. Our auction rate securities are guaranteed by U.S. federal agencies. These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 7 or 35 days. The overall credit concerns in the capital markets as well as the failed auctions of these securities have impacted our ability to liquidate these investments. The auctions for the securities we own continue to fail, the investment may not be readily convertible to cash until a future auction of these investments is successful. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

        In 2006, we issued $350.0 million of 2.25% Convertible Senior Notes (the 2013 notes) due in 2013. At December 27, 2008, the fair value of our outstanding 2013 Notes was approximately $311.1 based on their quoted market value. During the fourth quarter of 2008 no conversion triggers were met.

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

        From our economic perspective, the cumulative impact of the purchase of the convertible note hedges and the sale of the warrants increases the effective conversion price of the 2013 Notes from $48.94 to $59.925 per share.

        We currently have a $428 million credit agreement and a $50 million credit agreement. At December 27, 2008, we had term loans of $134.9 million and $90.0 million under our revolving credit facility outstanding. As of December 27, 2008, we had $104.4 million available to borrow under our revolving credit agreements. As of December 27, 2008, we were compliant with all financial covenants specified in the credit agreements. For additional information regarding the 2013 Notes, the $428 million credit agreement and the $50 million credit agreement, please see Note 4 included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

        During the first quarter of 2009, the Company plans to repatriate approximately $90.0 million of the earnings of its non-U.S. subsidiaries. As such, the Company has changed its permanent reinvestment assertion with regards to these unremitted earnings. As a result of the change in assertion, the Company recorded a tax benefit primarily due to foreign tax credits in the fourth quarter of 2008 of $7.2 million, of which $4.0 million was reflected in the effective tax rate and $3.2 million was reflected in the Cumulative Translation Account. The proceeds from the repatriation will be used for general corporate purposes. The Company continues to maintain its permanent reinvestment assertion with regards to the remaining unremitted earnings of its non-U.S. subsidiaries.

        Our Board of Directors has authorized a share repurchase program, originally authorized on July 27, 2005 and subsequently amended on October 26, 2005, May 9, 2006, August 1, 2007 and July 24, 2008 to acquire up to a total of $600.0 million of common stock. The program does not have a fixed expiration date. In order to facilitate these share repurchases, the Company has entered into Rule 10b5-1 Purchase Plans. As of December 27, 2008, approximately $187.1 million remained authorized for share repurchases.

        Cash and cash equivalents totaled $243.6 million at December 27, 2008 compared to $225.4 million at December 29, 2007.

        Net cash provided by operating activities in 2008 and 2007 was $279.5 million and $288.4 million, respectively. The decrease in cash provided by operations was primarily due to a decrease in deferred revenue. Our days sales outstanding (DSO) of 40 days as of December 27, 2008 increased from 35 days at December 29, 2007. Our DSO includes deferred revenue as an offset to accounts receivable in the calculation.

        Net cash used in investing activities in 2008 and 2007 was $227.2 million and $200.8 million, respectively. Our capital expenditures in 2008 were $197.1 million of which $60.5 million was related to RMS and $136.6 million to PCS. For 2009 we project capital expenditures to be in the range of $100 to $120 million. We anticipate that future capital expenditures will be funded by operating activities and existing credit facilities.

        Net cash used in financing activities in 2008 was $17.3 million and $46.4 million in 2007. During 2008, we purchased $115.1 million of treasury stock and repaid debt of $36.5 million partially offset by proceeds from exercises of employee stock options and warrants of $28.5 million and proceeds from debt of $102.0 million. During 2007, we purchased $41.6 million of treasury stock and repaid $64.5 million of debt, partially offset by proceeds from exercises of employee stock options of $54.0 million.

        Minimum future payments of our contractual obligations at December 27, 2008 are as follows:

Contractual Obligations	Total	Less than 1 Year	1—3 Years	3—5 Years	After 5 Years
Debt	$575.8	$35.4	$190.4	$350.0	$—
Interest payments	45.6	12.8	28.8	4.0	—
Operating leases	98.3	21.4	24.8	17.4	34.7
Pension	94.5	9.4	9.7	28.7	46.7
Construction commitments	27.4	27.4	—	—	—

Total contractual cash obligations	$841.6	$106.4	$253.7	$400.1	$81.4

        The above table does not reflect unrecognized tax benefits of $28.7 million. Refer to Note 6 to the Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

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

Recent Accounting Pronouncements

        In June, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1) which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period earnings per share data presented must be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of the FSP. Early application is not permitted. Upon adoption of FSP EITF 03-6-1, we expect to revise prior period earning per share from continuing operations as follows: decrease 2008 basic and diluted loss per share by $0.08; reduce 2007 basic and diluted earning per share by $0.02 and reduce 2006 basic earning per share by $0.02 and diluted earning per share from continuing operations by $0.01.

        In May 2008, the FASB issued FSP No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP 14-1). This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and will be applied retrospectively to all periods presented. We estimate that upon adoption of the provisions of FSP 14-1, $261,508 of the total proceeds from our debt will be allocated to the liability component, which represents the estimated fair value of similar debt instruments without the conversion option as of the date of issuance. The remaining $88,492 will be allocated to the equity component. The debt discount of $88,492 will be amortized to interest expense over the seven year period from June 2006 to June 2013, the expected life of the instrument. Additionally, upon adoption, approximately $1,903 of deferred financing costs capitalized at the time of issuance will be reclassified to equity as equity issuance costs and will not be amortized to interest expense.

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

        In February 2008, the FASB issued FSP 157-1 and 157-2 that (1) partially deferred the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of SFAS 157. SFAS 157 as amended by this FSP is effective for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008 and will be applied prospectively. The provisions of SFAS 157 will not have a material impact on our consolidated financial statements.

        In February 2008, the FASB issued FSP FAS 140-3: "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions" (FSP 140-3). FSP 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer for a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under Statement 140. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under Statement 140. This FSP is not expected to have an impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (SFAS 141(R)) and No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (SFAS 160). SFAS 141(R) and SFAS 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. In addition, SFAS 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after its effective date. SFAS 141(R) amends SFAS 109 changing the accounting for adjustments to deferred tax asset valuation allowances and income tax uncertainties related to acquisitions that close both before and after its effective date, generally requiring adjustments to be reflected in income tax expense. SFAS 141(R) applies prospectively to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. An entity may not apply SFAS 141(R) before that date. The adoption of SFAS 141(R) and SFAS 160 will impact our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

        Certain of our financial instruments are subject to market risks, including interest rate risk and foreign currency exchange rates. We generally do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk

        The fair value of our marketable securities is subject to interest rate risk and will fall in value if market interest rates increase. If market rates were to increase immediately and uniformly by 100 basis points from levels at December 27, 2008, then the fair value of the portfolio would decline by approximately $0.2 million.

        We have entered into two credit agreements, the $428 million credit agreement and the $50 million credit agreement. Our primary interest rate exposure results from changes in LIBOR or the base rates which are used to determine the applicable interest rates under our term loans in the $428 million credit agreement and in the $50 million agreement and our revolving credit facilities. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $3.3 million on a pre-tax basis.

        We issued $350 million of the 2013 Notes in a private placement in the second quarter of 2006. The convertible senior debenture notes bear an interest rate of 2.25%. The fair market value of the outstanding notes was $311.1 million on December 27, 2008.

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

        During 2008, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on customer transactions and certain balance sheet items. No foreign exchange contracts were outstanding on December 27, 2008.

Item 8.    Financial Statements and Supplementary Data

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment our management concluded that, as of December 27, 2008, our internal control over financial reporting was effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 27, 2008 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which is included herein.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Charles River Laboratories International, Inc:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Charles River Laboratories International, Inc and its subsidiaries at December 27, 2008 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions as of December 31, 2006.

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
February 23, 2009

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	Fiscal Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Net sales related to products	$471,741	$415,247	$374,832
Net sales related to services	871,752	815,379	683,553

Net sales	1,343,493	1,230,626	1,058,385
Costs and expenses
Cost of products sold	252,938	225,088	211,008
Cost of services provided	579,846	527,347	440,770
Selling, general and administrative	230,159	217,491	180,795
Goodwill impairment	700,000	—	—
Amortization of other intangibles	30,312	33,509	37,639

Operating income (loss)	(449,762)	227,191	188,173
Other income (expense)
Interest income	8,691	9,683	6,836
Interest expense	(14,009)	(18,004)	(19,426)
Other, net	(5,930)	(1,448)	981

Income (loss) before income taxes and minority interests	(461,010)	217,422	176,564
Provision for income taxes	61,944	59,400	49,738

Income (loss) before minority interests	(522,954)	158,022	126,826
Minority interests	687	(470)	(1,605)

Income (loss) from continuing operations	(522,267)	157,552	125,221
Loss from discontinued operations, net of tax	424	(3,146)	(181,004)

Net income (loss)	$(521,843)	$154,406	$(55,783)

Earnings (loss) per common share
Basic:
Continuing operations	$(7.76)	$2.35	$1.82
Discontinued operations	$0.01	$(0.05)	$(2.63)
Net income (loss)	$(7.76)	$2.31	$(0.81)
Diluted:
Continuing operations	$(7.76)	$2.29	$1.79
Discontinued operations	$0.01	$(0.05)	$(2.59)
Net income (loss)	$(7.76)	$2.25	$(0.80)

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 27, 2008	December 29, 2007
Assets
Current assets
Cash and cash equivalents	$243,592	$225,449
Trade receivables, net	210,214	213,908
Inventories	96,882	88,023
Other current assets	67,218	79,477
Current assets of discontinued operations	233	1,007

Total current assets	618,139	607,864
Property, plant and equipment, net	828,921	748,793
Goodwill, net	457,578	1,120,540
Other intangibles, net	136,100	148,905
Deferred tax asset	62,935	89,255
Other assets	52,058	85,993
Long term assets of discontinued operations	4,187	4,187

Total assets	$2,159,918	$2,805,537

Liabilities and Shareholders' Equity
Current liabilities
Current portion of long-term debt and capital leases	$35,452	$25,051
Accounts payable	40,517	36,715
Accrued compensation	54,870	53,359
Deferred revenue	86,707	102,021
Accrued liabilities	60,741	61,366
Other current liabilities	22,676	23,268
Current liabilities of discontinued operations	35	748

Total current liabilities	300,998	302,528
Long-term debt and capital leases	540,646	484,998
Other long-term liabilities	118,827	154,044

Total liabilities	960,471	941,570
Commitments and contingencies
Minority interests	422	3,500
Shareholders' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 76,609,779 issued and 67,052,884 shares outstanding at December 27, 2008 and 75,427,649 issued and 68,135,324 shares outstanding at December 29, 2007	766	754
Capital in excess of par value	1,965,150	1,906,997
Retained (deficit) earnings	(344,314)	177,529
Treasury stock, at cost, 9,556,895 shares and 7,292,325 shares at December 27, 2008 and December 29, 2007, respectively	(425,924)	(310,372)
Accumulated other comprehensive income	3,347	85,559

Total shareholders' equity	1,199,025	1,860,467

Total liabilities and shareholders' equity	$2,159,918	$2,805,537

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Fiscal Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Cash flows relating to operating activities
Net income (loss)	$(521,843)	$154,406	$(55,783)
Less: Income (loss) from discontinued operations	424	(3,146)	(181,004)

Income (loss) from continuing operations	(522,267)	157,552	125,221
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	91,183	86,379	82,586
Goodwill impairment	700,000	—	—
Gain on pension curtailment	(3,276)	—	—
Non-cash compensation	24,333	26,017	21,090
Deferred income taxes	12,671	(9,786)	4,035
Other, net	9,019	9,056	1,659
Changes in assets and liabilities:
Trade receivables	(8,532)	(492)	(18,961)
Inventories	(9,670)	(12,988)	(6,475)
Other assets	6,421	(9,057)	(19,139)
Accounts payable	8,177	2,076	(2,586)
Accrued compensation	1,248	9,445	(414)
Deferred revenue	(15,314)	8,736	(2,967)
Accrued liabilities	6,717	3,442	(8,493)
Other liabilities	(21,245)	18,045	417

Net cash provided by operating activities	279,465	288,425	175,973

Cash flows relating to investing activities
Acquisition of businesses, net of cash acquired	(69,151)	(11,584)	(30,862)
Capital expenditures	(197,081)	(227,036)	(181,747)
Purchases of marketable securities	(6,439)	(299,408)	(207,900)
Proceeds from sale of marketable securities	45,444	334,546	122,981
Other, net	51	2,668	130

Net cash used in investing activities	(227,176)	(200,814)	(297,398)

Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	102,000	—	440,300
Payments on long-term debt, capital lease obligation and revolving credit agreement	(36,540)	(64,545)	(170,842)
Purchase of call options	—	—	(98,110)
Proceeds from exercises of stock options and warrants	28,490	53,977	22,900
Proceeds from issuance of warrants	—	—	65,423
Excess tax benefit from exercises of employee stock options	3,788	7,150	6,540
Purchase of treasury stock	(115,058)	(41,617)	(249,958)
Other, net	—	(1,392)	(10,685)

Net cash provided by (used in) financing activities	(17,320)	(46,427)	5,568

Discontinued operations
Net cash provided by (used in) operating activities	484	(4,177)	(11,603)
Net cash provided by investing activities	—	30	189,406
Net cash used in financing activities	—	—	(182)

Net cash provided by (used in) discontinued operations	484	(4,147)	177,621

Effect of exchange rate changes on cash and cash equivalents	(17,310)	13,032	(1,205)

Net change in cash and cash equivalents	18,143	50,069	60,559
Cash and cash equivalents, beginning of period	225,449	175,380	114,821

Cash and cash equivalents, end of period	$243,592	$225,449	$175,380

Supplemental cash flow information
Cash paid for interest	$14,186	$20,110	$22,992
Cash paid for taxes	$43,157	$38,448	$93,109
Supplemental non-cash investing activities information
Capitalized interest	$2,486	$4,716	$4,107

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands)

	Total	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Treasury Stock	Unearned Compensation
Balance at December 31, 2005	$1,827,013	$78,906	$8,540	$724	$1,777,625	$(17,997)	$(20,785)
Components of comprehensive income, net of tax:
Net (loss)	(55,783)	(55,783)	—	—	—	—	—
Foreign currency translation adjustment	12,335	—	12,335	—	—	—	—
Minimum pension liability adjustment	(195)	—	(195)	—	—	—	—
Unrealized gain on marketable securities	11	—	11	—	—	—	—

Total comprehensive income	(43,632)	—	—	—	—	—	—

Adjustment to initially apply SFAS No. 158, net of tax	480	—	480	—	—	—	—
Tax benefit associated with stock issued under employee compensation plans	5,714	—	—	—	5,714	—	—
Exercise of warrants	79	—	—	—	79	—	—
Issuance of stock under employee compensation plans	22,821	—	—	10	22,811	—	—
Acquisition of treasury shares	(249,958)	—	—	—		(249,958)	—
Stock-based compensation	21,866	—	—	—	21,866	—	—
Purchase of hedge on convertible debt	(98,110)	—	—	—	(98,110)	—	—
Issuance of warrants	65,423	—	—	—	65,423	—	—
Deferred tax assets	43,515	—	—	—	43,515	—	—
Reversal of unearned compensation upon adoption of SFAS No. 123(R)		—	—	—	(20,785)	—	20,785

Balance at December 30, 2006	$1,595,211	$23,123	$21,171	$734	$1,818,138	$(267,955)	$—
Components of comprehensive income, net of tax:
Net income	154,406	154,406	—	—	—	—	—
Foreign currency translation adjustment	57,872	—	57,872	—	—	—	—
Net increase in unrecognized pension net gain/loss and prior service costs	6,564	—	6,564	—	—	—	—
Unrealized loss on marketable securities	(48)	—	(48)	—	—	—	—

Total comprehensive income	218,794	—	—	—	—	—	—

Tax benefit associated with stock issued under employee compensation plans	8,727	—	—	—	8,727	—	—
Exercise of warrants	14	—	—	—	14	—	—
Issuance of stock under employee compensation plans	54,121	—	—	20	54,101	—	—
Acquisition of treasury shares	(42,417)	—	—	—	—	(42,417)	—
Stock-based compensation	26,017	—	—	—	26,017	—	—

Balance at December 29, 2007	$1,860,467	$177,529	$85,559	$754	$1,906,997	$(310,372)	$—
Components of comprehensive income, net of tax:
Net (loss)	(521,843)	(521,843)	—	—	—	—	—
Foreign currency translation adjustment	(72,588)	—	(72,588)	—	—	—	—
Net decrease in unrecognized pension net gain/loss and prior service costs	(7,457)	—	(7,457)	—	—	—	—
Unrealized loss on marketable securities	(2,167)	—	(2,167)	—	—	—	—

Total comprehensive income	(604,055)	—	—	—	—	—	—

Tax benefit associated with stock issued under employee compensation plans	4,769	—	—	—	4,769	—	—
Exercise of warrants	741	—	—	—	741		—
Deferred taxes	731	—	—	—	731	—	—
Issuance of stock under employee compensation plans	27,591	—	—	12	27,579	—	—
Acquisition of treasury shares	(115,552)	—	—	—	—	(115,552)	—
Stock-based compensation	24,333	—	—	—	24,333	—	—

Balance at December 27, 2008	$1,199,025	$(344,314)	$3,347	$766	$1,965,150	$(425,924)	$—

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies

  Description of Business

        Charles River Laboratories International, Inc. together with its subsidiaries is a leading global provider of solutions that accelerate the drug discovery and development process including research models and associated services, and outsourced preclinical services. Our fiscal year is the twelve-month period ending the last Saturday in December.

  Principles of Consolidation

        The consolidated financial statements include all majority-owned subsidiaries. Intercompany accounts, transactions and profits are eliminated. Results for majority-owned subsidiaries are recorded on a one-month lag basis. There were no material transactions or events for these subsidiaries between the reporting date and our fiscal year-end date.

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

  Trade Receivables and Concentrations of Credit Risk

        We record trade receivables net of an allowance for doubtful accounts. We establish an allowance for doubtful accounts which we believe is adequate to cover anticipated losses on the collection of all outstanding trade receivable balances. The adequacy of the doubtful account allowance is based on historical information, a review of major customer accounts receivable balances and management's assessment of current economic conditions. We reassess the allowance for doubtful accounts each quarter. Provisions to the allowance for doubtful accounts amount to $1,179 in 2008 and $494 in 2007. Write offs to the allowance for doubtful accounts amounted to $288 in 2008 and $421 in 2007.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The composition of net trade receivables is as follows:

	December 27, 2008	December 29, 2007
Customer receivables	$162,518	$165,057
Unbilled revenue	51,798	52,033

Total	214,316	217,090
Less allowance for doubtful accounts	(4,102)	(3,182)

Net trade receivables	$210,214	$213,908

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade receivables from customers in the pharmaceutical and biotechnology industries. No single customer accounted for more than 5% of our net sales.

  Marketable Securities

        We account for our investment in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in marketable securities are reported at fair value and consist of corporate debt securities and government securities and obligations which are classified as securities available for sale and mutual funds which are classified as actively traded.

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

        As of December 27, 2008, we held $18,958 in auction rate securities which are variable rate debt instruments, which bear interest rates that reset approximately every 7 or 35 days. The auction rate securities owned were rated AAA by a major credit rating agency and are either commercially insured or guaranteed by the Federal Family Education Loan Program (FFELP). The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. We have classified these investments as long-term consistent with the term of the underlying security which are structured with short term interest rate reset dates of generally 7 or 35 days but with contractual maturities that are long term.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	December 27, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$21,175	$—	$(2,217)	$18,958

	$21,175	$—	$(2,217)	$18,958

	December 29, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$38,175	$—	$—	$38,175
Corporate debt securities	13,620	21	(91)	13,550
Bank time deposits	4,983	—	—	4,983
Government securities and obligations	4,339	—	(4)	4,335
Mutual funds	2,372	—	—	2,372

	$63,489	$21	$(95)	$63,415

        Maturities of corporate debt securities and government securities and obligations classified as available for sale were as follows:

	December 27, 2008				December 29, 2007
	Amortized Cost		Fair Value		Amortized Cost	Fair Value
Due less than one year	$		$		$14,963	$14,958
Due after one year through five years		—		—	48,526	48,457
Due after ten years		21,175		18,958	—	—

		$21,175		$18,958	$63,489	$63,415

  Inventories

        Inventories are stated at the lower of cost, determined principally on the average cost method, or market. The determination of market value involves assessment of numerous factors, including costs to dispose of inventory and estimated selling price. Inventory costs for small models are based upon the average cost to produce specific models and strains. Costs for large models are accumulated in inventory by specific model. Inventory costs for both small and large models are charged to cost of sales in the period the models are sold. Reserves are recorded to reduce the carrying value for inventory determined damaged, obsolete or otherwise unsellable.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The composition of inventories is as follows:

	December 27, 2008	December 29, 2007
Raw materials and supplies	$14,202	$13,139
Work in process	12,091	9,794
Finished products	70,589	65,090

Inventories	$96,882	$88,023

  Other Current Assets

        Other current assets consist of assets we intend to settle within the next twelve months.

	December 27, 2008	December 29, 2007
Prepaid assets	$25,354	$26,087
Deferred tax asset	31,748	25,506
Marketable securities	—	14,958
Prepaid income tax	7,391	7,214
Restricted cash	2,725	3,493
Other	—	2,219

Other current assets	$67,218	$79,477

  Property, Plant and Equipment

        Property, plant and equipment, including improvements that significantly add to productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed as incurred. We capitalize interest and period costs on certain capital projects which amounted to $2,486 and $6,363 in 2008, $4,716 and $5,484 in 2007 and $4,107 and $2,904 in 2006, respectively. We also capitalize internal and external costs incurred during the application development stage of internal use software. Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: buildings, 20 to 40 years; machinery and equipment, 3 to 20 years; furniture and fixtures, 5 to 10 years; vehicles, 3 to 5 years; and leasehold improvements, the shorter of estimated useful life or the lease periods. We begin to depreciate capital projects in the first full month the asset is placed in service.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The composition of net property, plant and equipment is as follows:

	December 27, 2008	December 29, 2007
Land	$38,696	$35,934
Buildings	680,405	518,090
Machinery and equipment	337,687	337,215
Leasehold improvements	16,850	17,139
Furniture and fixtures	10,935	7,734
Vehicles	5,514	5,042
Construction in progress	112,326	199,399

Total	1,202,413	1,120,553
Less accumulated depreciation	(373,492)	(371,760)

Net property, plant and equipment	$828,921	$748,793

        Depreciation expense for 2008, 2007 and 2006 was $60,871, $52,870 and $44,947, respectively.

  Goodwill and Other Intangible Assets

        We account for goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. SFAS No. 142 requires that goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separate intangible assets that have finite useful lives continue to be amortized over their estimated useful lives.

        Our annual goodwill impairment assessment has historically been completed at the beginning of the fourth quarter. Based on our initial assessment for 2008, the fair value of our business units exceeded their carrying value therefore our goodwill was not impaired. As economic conditions worsened late in the fourth quarter and our business performance was not as strong as anticipated coupled with a decrease in our market capitalization, management determined that circumstances had changed enough to trigger another goodwill impairment test as of December 27, 2008.

        The goodwill impairment analysis is a two-step process. The first step is used to identify potential impairment and involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. Fair value is determined by using a weighted combination of a market-based approach and an income approach, as this combination is deemed to be the most indicative of our fair value in an orderly transaction between market participants. Under the market-based approach, we utilize information about our Company as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value our reporting units. Under the income approach, we determine fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures and future market conditions, among others. Our projections are based on an internal strategic review. Key assumptions, strategies, opportunities and risks from this strategic review along with a market evaluation are the basis for our assessment. If the estimated fair

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired. However, if the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. Our analysis resulted in the determination that the fair value of our PCS business was less than its carrying value.

        The second step of the goodwill impairment process involves the calculation of an implied fair value of goodwill for the PCS business which step one indicated an impairment. The implied fair value of goodwill is determined similar to how goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. In determining the fair value of assets we utilize appraisals for the fair value of property and equipment and valuations of certain intangible assets, including customer relationships. The carrying value of the goodwill assigned to the PCS business exceeded the implied fair value of goodwill resulting in a goodwill impairment of $700,000.

        Intangible assets deemed to have an indefinite life are tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset. We completed the annual impairment tests in 2008 and 2007 and concluded there was no impairment of identifiable intangible assets with indefinite useful lives.

  Other Assets

        Other assets consist of assets that we do not intend to settle within the next twelve months.

        The composition of other assets is as follows:

	December 27, 2008	December 29, 2007
Deferred financing costs	$6,550	$8,632
Cash surrender value of life insurance policies	19,652	22,027
Long term marketable securities	18,958	48,457
Other assets	6,898	6,877

Other assets	$52,058	$85,993

  Accounting for Investment in Life Insurance Contracts

        We account for our investment in life insurance contracts in accordance with FASB Staff Position No. FTB 85-4, Accounting for Life Settlement Contracts by Third-Party Investors using the fair value method. Under the fair value method, we recognize the initial investment at the transaction price and remeasure the investment at fair value each reporting period. Investments in life contracts are reported as part of purchases of marketable securities in the statement of cash flows. At December 27, 2008, we held 84 contracts with a carrying value of $19,652 and a face value of $134,782.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

  Impairment of Long-Lived Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," we evaluate long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposal are less than its carrying amount. In such instances, additional analysis is performed and the carrying value of long-lived assets is reduced to the estimated fair value, if this is lower, as determined using an appraisal or discounted cash flows, as appropriate.

  Restructuring and Contract Termination Costs

        We recognize obligations associated with restructuring activities and contract termination costs in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires a liability at fair value for the costs associated with an exit or disposal activity as well as costs to terminate a contract or an operating lease. The overall purpose of our restructuring actions is to lower overall operating costs and improve profitability by reducing excess capacities. Restructuring charges are typically recorded in selling, general and administrative expenses in the period in which the plan is approved by our senior management and, where material, our Board of Directors, and when the liability is incurred. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is recognized and measured at its fair value when the entity ceases using the right conveyed by the contract. During 2007, the Company ceased using a leased facility in Worcester, MA and recorded a charge of $2,793 for the cost to terminate this operating lease.

  Other Current Liabilities

        Other current liabilities consist of liabilities we intend to settle within the next twelve months.

        The composition of other current liabilities is as follows:

	December 27, 2008	December 29, 2007
Accrued income taxes	$20,763	$21,438
Current deferred tax liability	1,269	1,347
Accrued interest and other	644	483

Other current liabilities	$22,676	$23,268

  Other Long-Term Liabilities

        Other long-term liabilities consist of liabilities we do not intend to settle within the next twelve months.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The composition of other long-term liabilities is as follows:

	December 27, 2008	December 29, 2007
Deferred tax liability	$47,538	$70,914
Long-term pension liability	32,175	35,729
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	25,954	29,293
Other long-term liabilities	13,160	18,108

Other long-term liabilities	$118,827	$154,044

  Joint Ventures

        We hold investments in joint ventures that are separate legal entities whose purpose is consistent with our overall operations and represent geographic and business segment expansions of our existing markets. The financial results of all joint ventures were consolidated in our results as we have the ability to exercise control over these entities. The interests of the outside joint venture partners have been recorded as minority interests totaling $422 and $3,500 at December 27, 2008 and December 29, 2007, respectively.

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

  Revenue Recognition

        We recognize revenue related to our products and services in accordance with the SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition."

        We recognize revenue related to our products, which include research models, in vitro technology and vaccine support products, when persuasive evidence of an arrangement exists, generally in the form of customer purchase orders, title and risk of loss have transferred, which occurs upon delivery of the products, the sales price is fixed and determinable and collectability is reasonably assured. These recognition criteria are met at the time the product is delivered to the customer's site. Product sales are recorded net of returns upon delivery. For large models in some cases customers pay in advance of delivery of the product. These advances are deferred and recognized as revenue upon delivery of the product.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        Our service revenue is comprised of toxicology, pathology, laboratory, clinical Phase I trials, transgenic and contract staffing services and is generally evidenced by customer contracts. Toxicology services provide highly specialized studies to evaluate the safety and toxicity of new pharmaceutical compounds and materials used in medical devices. Pathology services provide the ability to identify and characterize pathologic changes within tissues and cells in determining the safety of a new compound. Laboratory services monitor and analyze the health and genetics of research models used in research protocols. Clinical Phase I conducts tolerability assessments to explore human pharmacology. Transgenic services include validating, maintaining, breeding and testing research models for biomedical research activities. Contract staffing services provide management of animal care operations on behalf of government, academic, pharmaceutical and biotechnology organizations.

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

        Our service revenue is recognized upon the completion of the agreed upon performance criteria. These performance criteria are generally in the form of either study protocols or specified activities or procedures which we are engaged to perform. These performance criteria are established by our customers and do not contain acceptance provisions which are based upon the achievement of certain study or laboratory testing results. Revenue of agreed upon rate contracts is recognized as services are performed, based upon rates specified in the contract. Revenue of fixed fee contracts is recognized as services are performed in relation to estimated costs to complete procedures specified by customers in the form of study protocols.

        Deferred and unbilled revenue is recognized in our consolidated balance sheets. In some cases, a portion of the contract fee is paid at the time the study is initiated. These advances are recorded as deferred revenue and recognized as revenue as services are performed. Revenue is recognized on unbilled services and relate to amounts that are currently unbillable to the customer pursuant to contractual terms. In general, such amounts become billable in accordance with predetermined payment schedules, but are recognized as revenue as services are performed.

  Guarantees

        We include standard indemnification provisions in customer contracts, which include standard provisions limiting our liability under such contracts, including our indemnification obligations, with certain exceptions.

  Derivatives and Hedging Activities

        We follow the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and used for hedging activities. All derivatives, whether designed for hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, all changes in the fair value of the derivative and changes in the fair value of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects earnings. The ineffective portions of both fair value and cash flow hedges are immediately recognized as earnings. We recorded a hedge gain (loss) of $(3,977) in 2008, $1,603 in 2007 and $(66) in 2006.

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
Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include corporate-owned key person life insurance policies.
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

        Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 27, 2008 using
Assets	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Auction rate securities	$—	$—	$18,958	$18,958
Fair value of life policies	—	14,062	—	14,062

Total assets	$—	$14,062	$18,958	$33,020

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended December 27, 2008. Our auction rate securities were valued at fair value by management in part utilizing an independent valuation reviewed by management which used pricing models and discounted cash flow methodologies incorporating assumptions that reflect the assumptions a marketplace participant would use at December 27, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction rate securities
Balance, December 30, 2007	$—
Transfers in and/or (out) of Level 3 upon adoption of SFAS 157	21,175
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(2,217)
Purchases, issuances and settlements	—

Balance, December 27, 2008	$18,958

        Certain assets and liabilities are measured at fair value on a non-recurring basis. As of December 27, 2008, we have not applied the provisions of SFAS 157 to these assets and liabilities in accordance with FASB "Staff Position FAS 157-2: Effective Date of SFAS 157" (FSP 157-2). FSP 157-2 partially defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and removes certain leasing transactions from the scope of SFAS 157. SFAS 157 as amended by this FSP is effective for nonfinancial assets and liabilities in the first quarter of 2009 and will be applied prospectively.

  Income Taxes

        We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of our assets and liabilities. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will expire before we are able to realize their benefits or that their future deductibility is uncertain.

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

  Foreign Currency Translation

        The functional currency of each of our operating foreign subsidiaries is local currency. In accordance with SFAS No. 52, "Foreign Currency Translation," the financial statements of these subsidiaries are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and shareholders' equity at historical exchange rates. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income in the accompanying balance sheet. Exchange gains and losses on foreign currency transactions are recorded as other income or expense. We recorded an exchange gain (loss) of $3,653 in 2008, $(3,959) in 2007 and $170 in 2006.

  Comprehensive Income

        We account for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." As it relates to us, comprehensive income is defined as net income plus the sum of the changes in unrealized gains (losses) on available-for-sale marketable securities, unrealized gains (losses) on hedging activities, foreign currency translation adjustments and change in unrecognized pension gains and losses and prior service costs and credits (collectively, other comprehensive income) and is presented in the Consolidated Statements of Changes in Shareholders' Equity, net of tax.

  Pension Obligations

        We recognize obligations associated with our defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions." Assets, liabilities and expenses are calculated by accredited independent actuaries. As required by SFAS No. 87, we are required to make certain assumptions to value the plan assets and liabilities. These assumptions are reviewed annually, or whenever otherwise required by SFAS No. 87, based on reviews of current plan information and consultations with independent investment advisors and actuaries. The selection of assumptions requires a high degree of judgment and may materially change from period to period. We do not offer other defined benefits associated with post-retirement benefit plans other than pensions.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        During 2008, our Board of Directors voted to freeze the accrual of benefits under our U.S. pension plan effective April 30, 2008. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," we recorded a curtailment gain of $3,276 in 2008. Based on a remeasurement of the U.S. pension plan's assets and liabilities at April 30, 2008, the benefit accrual freeze reduced the projected benefit obligation by $8,298 and resulted in a corresponding adjustment, net of tax, to accumulated other comprehensive income.

  Earnings (Loss) Per Share

        Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share are calculated by adjusting the weighted average number of common shares outstanding to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, to the extent these additional shares are not anti-dilutive.

  Discontinued Operations

        In accordance with SFAS No. 144, the results of discontinued operations, less applicable income taxes (benefit) and assets and liabilities, are reported as a separate component in the accompanying statement of income and consolidated balance sheets for the current and prior periods. The statement of cash flows also reflects separate disclosure of cash flows pertaining to discontinued operations consistently for all periods presented.

  New Accounting Pronouncements

        In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1) which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior period earnings per share data presented must be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of the FSP. Early application is not permitted. Upon adoption of FSP EITF 03-6-1, we expect to revise prior period earning per share from continuing operations as follows: decrease 2008 basic and diluted loss per share by $0.08; reduce 2007 basic and diluted earning per share by $0.02 and reduce 2006 basic earning per share by $0.02 and diluted earning per share from continuing operations by $0.01.

        In May 2008, the FASB issued FSP No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP 14-1). This FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and will be applied retrospectively to all periods presented. We estimate that upon adoption of the provisions of FSP 14-1, $261,508 of the total proceeds from our debt will be allocated to the liability component,

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

which represents the estimated fair value of similar debt instruments without the conversion option as of the date of issuance. The remaining $88,492 will be allocated to the equity component. The debt discount of $88,492 will be amortized to interest expense over the seven year period from June 2006 to June 2013, the expected life of the instrument. Additionally, upon adoption, approximately $1,903 of deferred financing costs capitalized at the time of issuance will be reclassified to equity as equity issuance costs and will not be amortized to interest expense.

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

        In February 2008, the FASB issued FSP FAS 140-3: "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions" (FSP 140-3). FSP 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer for a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under Statement 140. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under Statement 140. This FSP is not expected to have an impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (SFAS 141(R)) and No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (SFAS 160). SFAS 141(R) and SFAS 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests, formerly "minority interest," in a subsidiary. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. In addition, SFAS 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after its effective date. SFAS 141(R) amends SFAS 109 changing the accounting for adjustments to deferred tax asset valuation allowances and income tax uncertainties related to acquisitions that close both before and after its effective date, generally requiring adjustments to be reflected in income tax expense. SFAS 141(R) applies prospectively to fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. An entity may not apply SFAS 141(R) before that date. The adoption of SFAS 141(R) and SFAS 160 will impact our consolidated financial statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

2. Business Acquisitions

        We acquired several businesses during the three-year period ended December 27, 2008. The results of operations of the acquired businesses are included in the accompanying consolidated financial statements from the date of acquisition. Significant acquisitions include the following:

        On November 19, 2008 we acquired certain assets of an Indian distributor for $5,469 which are included in our RMS segment. The preliminary purchase price allocation, including deal costs of $273 incurred by us is as follows:

Current assets (excluding cash)	$53
Property, plant and equipment	37
Deferred taxes	(80)
Goodwill and other intangible asset	5,459

Total purchase price allocation	$5,469

        The breakout of goodwill and other intangibles acquired with the acquisition was as follows:

		Weighted average amortization life (years)
Customer relationships	$3,770	5
Non-compete	236	2
Goodwill	1,453	—

Total goodwill and other intangibles	$5,459

        Goodwill is not deductible for tax purposes.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

2. Business Acquisitions (Continued)

        On September 15, 2008 we acquired privately-held Molecular Therapeutics, Inc., the parent entity of Molecular Imaging Research, Inc. (MIR) for $12,041 in cash. Ann Arbor, Michigan-based MIR provides discovery services utilizing extensive in-vivo imaging capabilities to pharmaceutical and biotechnology clients and is included in our RMS segment. The preliminary purchase price allocation, including deal costs of $79 incurred by us and net of $368 of cash acquired, is as follows:

Current assets (excluding cash)	$1,123
Property, plant and equipment	848
Noncurrent assets	223
Current liabilities	(1,271)
Noncurrent liabilities	(564)
Deferred taxes	(2,055)
Goodwill and other intangible asset	13,448

Total purchase price allocation	$11,752

        In conjunction with the purchase, we paid off $364 of acquired debt.

        The breakout of goodwill and other intangibles acquired with the MIR acquisition was as follows:

		Weighted average amortization life (years)
Customer relationships	$5,470	6.6
Backlog	200	0.4
Non-compete	10	2.1
Goodwill	7,768	—

Total goodwill and other intangibles	$13,448

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

        The preliminary purchase price allocation associated with the NewLab acquisition, including transaction costs of $1,602 incurred by us and net of $3,363 of cash acquired, is as follows:

Current assets (excluding cash)	$5,242
Property, plant and equipment	3,198
Current liabilities	(3,324)
Deferred taxes	(6,012)
Goodwill and other intangibles acquired	47,635

Total purchase price allocation	$46,739

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

2. Business Acquisitions (Continued)

        In conjunction with the purchase of NewLab, we utilized $87 of available cash to prepay NewLab's existing debt.

        The breakout of goodwill and other intangibles acquired with the NewLab acquisition was as follows:

		Weighted average amortization life (years)
Customer relationships	$17,600	6.2
Backlog	800	0.7
Non-compete covenants	200	1.9
Goodwill	29,035	—

Total goodwill and other intangibles	$47,635

        Goodwill is not deductible for tax purposes.

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

$10,899

        On October 30, 2006, the Company acquired all of the capital stock of privately held Tacoma, Washington based Northwest Kinetics for $29,357 in cash. Northwest Kinetics runs clinical trials, primarily in Phase I facility, with a focus on high end clinical pharmacology studies.

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

	Fiscal Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Net sales	$1,363,670	$1,253,372	$1,073,215
Operating income	(452,512)	226,386	186,918
Income from continuing operations	(522,931)	156,783	123,325
Earnings per common share
Basic	$(7.77)	$2.34	$1.79
Diluted	$(7.77)	$2.28	$1.76

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Goodwill and Other Intangible Assets

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	December 27, 2008		December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$470,414	$(12,836)	$1,133,432	$(12,892)

Other intangible assets not subject to amortization:
Research models	$3,438	$—	$3,438	$—
Other intangible assets subject to amortization:
Backlog	16,068	(15,259)	62,250	(62,250)
Customer relationships	258,607	(131,410)	224,871	(85,000)
Customer contracts	1,655	(1,655)	1,655	(1,655)
Trademarks and trade names	4,581	(3,933)	3,274	(2,350)
Standard operating procedures	657	(651)	1,356	(1,310)
Other identifiable intangible assets	10,100	(6,098)	10,819	(6,193)

Total other intangible assets	$295,106	$(159,006)	$307,663	$(158,758)

        The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

		Adjustments to Goodwill			Adjustments to Goodwill
	Balance at December 30, 2006			Balance at December 29, 2007			Balance at December 27, 2008
		Acquisitions	Other		Acquisitions	Other
Research Models and Services
Gross carrying amount	$21,372	$—	$634	$22,006	$9,221	$(280)	$30,947
Accumulated amortization	(4,775)	—	(127)	(4,902)	—	56	(4,846)
Preclinical Services
Gross carrying amount	1,110,702	—	724	1,111,426	29,035	(700,994)	439,467
Accumulated amortization	(7,990)	—	—	(7,990)	—	—	(7,990)
Total
Gross carrying amount	$1,132,074	$—	$1,358	$1,133,432	$38,256	$(701,274)	$470,414
Accumulated amortization	(12,765)	—	(127)	(12,892)	—	56	(12,836)

        Our annual goodwill impairment assessment has historically been completed at the beginning of the fourth quarter. Based on our initial assessment for 2008, the fair value of our business units exceeded their carrying value therefore our goodwill was not impaired. As economic conditions worsened late in the fourth quarter and our business performance was not as strong as anticipated coupled with a decrease in our market capitalization, management determined that circumstances had changed enough to trigger another goodwill impairment test as of December 27, 2008.

        The goodwill impairment analysis is a two-step process. The first step is used to identify potential impairment and involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. Fair value is determined by using a weighted combination of a market-based approach and an income approach, as this combination is deemed to be the most indicative of our fair

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Goodwill and Other Intangible Assets (Continued)

value in an orderly transaction between market participants. Under the market-based approach, we utilize information about our Company as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value our reporting units. Under the income approach, we determine fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures and future market conditions, among others. Our projections are based on an internal strategic review. Key assumptions, strategies, opportunities and risks from this strategic review along with a market evaluation are the basis for our assessment. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired. However, if the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. Our analysis resulted in the determination that the fair value our PCS business was less than its carrying value.

        The second step of the goodwill impairment process involves the calculation of an implied fair value of goodwill for the PCS business which step one indicated an impairment. The implied fair value of goodwill is determined similar to how goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. In determining the fair value of assets we utilize appraisals for the fair value of property and equipment and valuations of certain intangible assets, including customer relationships. The carrying value of the goodwill assigned to the PCS business exceeded the implied fair value of goodwill resulting in a goodwill impairment of $700,000.

        Amortization expense of intangible assets for 2008, 2007 and 2006 was $30,312, $33,509 and $37,639, respectively.

        Estimated amortization expense for each of the next five fiscal years is expected to be as follows:

2009	25,801
2010	21,814
2011	18,105
2012	14,615
2013	11,331

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

4. Long-Term Debt

  Long-Term Debt

        Long-term debt consists of the following:

	December 27, 2008	December 29, 2007	December 30, 2006
Senior convertible debentures	$350,000	$350,000	$350,000
Term loan facilities	134,967	159,200	221,274
Revolving credit facility	90,000	—	—
Other long-term debt, represents secured and unsecured promissory notes, interest rates ranging from 0% to 3.7%, 0% to 11.6% and 0% to 11.6% at December 27, 2008, December 29, 2007 and December 30, 2006, respectively, maturing between 2008 and 2013	806	849	780

Total debt	575,773	510,049	572,054
Less: current portion of long-term debt	(35,322)	(25,051)	(24,970)

Long-term debt	$540,451	$484,998	$547,084

        Minimum future principal payments of long-term debt at December 27, 2008 are as follows:

Fiscal Year
2009	$35,322
2010	77,040
2011	113,408
2012	8
2013	349,995
Thereafter	—

Total	$575,773

        On July 31, 2006, the Company amended and restated its $660,000 credit agreement to reduce the current interest rate, modify certain restrictive covenants and extend the term. The amount of debt outstanding under the original $660,000 credit agreement remained the same at the time of amendment. The now $428,000 credit agreement provided for a $156,000 U.S. term loan facility, a $200,000 U.S. revolving facility, a C$57,800 term loan facility and a C$12,000 revolving facility for a Canadian subsidiary, and a GBP 6,000 revolving facility for a U.K. subsidiary. The $156,000 term loan facility matures in 20 quarterly installments with the last installment due June 30, 2011. As of December 27, 2008, the Company had $85,800 outstanding on the U.S. term loan. The $200,000 U.S. revolving facility matures on July 31, 2011 and requires no scheduled payment before that date. Under specified circumstances, the $200,000 U.S. revolving facility may be increased by $100,000. The Canadian term loan was repaid during 2007. The Canadian and U.K. revolving facilities were both terminated in the first quarter of 2008. The interest rate applicable to U.S. term loan and revolving loan under the credit agreement are, at the Company's option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon the Company's leverage ratio. Based on the Company's leverage ratio, the margin range for LIBOR based loans is 0.625% to 0.875%. The interest rate margin was 0.625% as

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

4. Long-Term Debt (Continued)

of December 27, 2008. The Company has pledged the stock of certain subsidiaries as well as certain U.S. assets for the $428,000 credit agreement. The $428,000 credit agreement includes certain customary representations and warranties, events of default, notice of material adverse change to our business and negative and affirmative covenants including the ratio of consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest expense, for any period of four consecutive fiscal quarters, of no less than 3.5 to 1.0 as well as the ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization for any period of four consecutive fiscal quarters, of no more than 3.0 to 1. As of December 27, 2008, we were compliant with all financial covenants specified in the credit agreement. The Company had $5,627 and $5,466 outstanding under letters of credit as of December 27, 2008 and December 29, 2007, respectively. As of December 27, 2008, $90,000 was outstanding on our U.S. revolving credit facility.

        On July 27, 2005 the Company entered into a $50,000 credit agreement ("$50,000 credit agreement"), which was subsequently amended on December 20, 2005 and again on July 31, 2006 to reflect substantially the same modifications made to the covenants in the $660,000 and $428,000 credit agreements, respectively. On June 15, 2007, the Company executed a third amendment to the $50,000 credit agreement to extend the maturity date and reduce the interest rate. The $50,000 credit agreement provides for a $50,000 term loan facility which matures on June 22, 2010. Prior to the amendment, the interest rate applicable to term loans under the credit agreement was, at the Company's option, equal to either the base rate (which was the higher of the prime rate or the federal funds rate plus 0.50%) or the LIBOR rate plus 0.75%. From June 15, 2007 through June 21, 2008, the interest rates applicable to term loans under the credit agreement are, at the Company's option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) minus 2.25% or the LIBOR rate plus 0.50%. Commencing June 22, 2008 through June 22, 2010, the applicable interest rates are equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based on the Company's leverage ratio. The Company has pledged certain U.S. assets for the $50,000 credit agreement. As of December 27, 2008, we were compliant with all financial covenants specified in the credit agreement. The $50,000 credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. As of December 27, 2008, $49,167 of the $50,000 credit agreement was outstanding.

        In 2006, we issued $350,000 of 2.25% Convertible Senior Notes (the 2013 Notes) due in June, 2013 with interest payable semi-annually. The 2013 Notes are convertible into approximately 7.2 million shares of our common stock at an initial conversion price of $48.94 per share of common stock. The 2013 Notes are convertible into cash and shares of our common stock (or, at our election, cash in lieu of some or all of such common stock), if any, based on an initial conversion rate, subject to adjustment, of 20.4337 shares of our common stock per $1,000 principal amount of notes (which represents an initial conversion price of $48.94 per share), only in the following circumstances and to the following extent: (1) during any fiscal quarter beginning after July 1, 2006 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period, or the measurement period, in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (3) upon the occurrence of specified corporate transactions, as described in the indenture for the 2013

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

4. Long-Term Debt (Continued)

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

        During the second and third quarters of 2008, our stock traded at or above 130% of the conversion price for 20 trading days during the last 30 consecutive trading days of the quarter. Since the conversion trigger was met, the 2013 Notes were convertible at the discretion of the bond holders during the third and fourth quarters of 2008. As of December 27, 2008, 5 bonds had been presented for conversion to occur in early February. The conversion trigger tests are repeated each fiscal quarter and no conversion triggers were met in the fourth quarter. At December 27, 2008, the fair value of our outstanding 2013 Notes was approximately $311.1 based on their quoted market value.

5. Shareholders' Equity

  Earnings Per Share

        Basic earnings per share for 2008, 2007 and 2006 was computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for 2007 and 2006 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.

        Options to purchase 4,481,120 shares, 243,357 shares and 2,972,420 shares were outstanding at December 27, 2008, December 29, 2007 and December 30, 2006, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

        In addition, weighted average shares outstanding for 2008, 2007 and 2006 excluded the weighted average impact of 777,494, 711,896 and 653,780 shares, respectively, of non-vested fixed restricted stock awards.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

5. Shareholders' Equity (Continued)

        The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings per share:

	December 27, 2008	December 29, 2007	December 30, 2006
Numerator:
Income (loss) from continuing operations for purposes of calculating earnings per share	$(522,267)	$157,552	$125,221
Income (loss) from discontinued businesses	$424	$(3,146)	$(181,004)

Denominator:
Weighted-average shares outstanding—Basic	67,273,748	66,960,515	68,945,622
Effect of dilutive securities:
2.25% senior convertible debentures	—	481,136	—
Stock options and contingently issued restricted stock	—	1,160,369	867,204
Warrants	—	133,916	135,206

Weighted-average shares outstanding—Diluted	67,273,748	68,735,936	69,948,032

Basic earnings (loss) per share from continuing operations	$(7.76)	$2.35	$1.82
Basic earnings (loss) per share from discontinued operations	$0.01	$(0.05)	$(2.63)
Diluted earnings (loss) per share from continuing operations	$(7.76)	$2.29	$1.79
Diluted earnings (loss) per share from discontinued operations	$0.01	$(0.05)	$(2.59)

        The sum of the earnings (loss) per share from continuing operations and the earnings (loss) per share from discontinued operations does not necessarily equal the earnings (loss) per share from net income in the consolidated statements of operations due to rounding.

  Treasury Shares

        The Board of Directors has authorized a share repurchase program, originally authorized on July 27, 2005 and subsequently amended on October 26, 2005, May 9, 2006, August 1, 2007 and July 24, 2008 to acquire up to a total of $600,000 of common stock. The program does not have a fixed expiration date. In order to facilitate these share repurchases, we entered into Rule 10b5-1 Purchase Plans.

        During 2008, 2007 and 2006, we repurchased 2,159,908, shares of common stock for $109,260, 724,200 shares of common stock for $38,911, and 518,800 shares of common stock for $23,322, respectively, under these plans. In addition, concurrent with the sale of the 2013 Notes, we used $148,866 of the net proceeds for the purchase of 3,726,300 shares of its common stock.

        During 2006 we also entered into an Accelerated Stock Repurchase (ASR) program with a third-party investment bank. In connection with this ASR program, we purchased 1,787,706 shares of stock at a cost of $75,000. In conjunction with the ASR, we also entered into a cashless collar with a forward floor price of $37.9576 per share of our common stock (95% of the initial price of $39.9554, the market price of our common stock on August 23, 2006) and a forward cap price of $41.9532 per share of our common stock (105% of the initial price). The final number of shares repurchased under the ASR program was determined by taking the average volume weighted average price of our common stock

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

5. Shareholders' Equity (Continued)

for 65 trading days starting on August 23, 2006. Since the final share price of $42.6503 was above the cap price of $41.9532, there was no adjustment to the final number of shares repurchased.

        As of December 27, 2008, approximately $187,140 remains authorized for share repurchases.

        Share repurchases during 2008, 2007 and 2006 were as follows:

	Fiscal Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Number of shares of common stock repurchased	2,159,908	724,200	6,032,806
Total cost of repurchase	$109,260	$38,911	$247,203

        Additionally our 2000 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the fiscal year ended December 27, 2008, December 29, 2007 and December 30, 2006, we acquired 104,662 shares for $6,291, 71,456 shares for $3,506 and 57,688 shares for $2,755, respectively, as a result of such withholdings.

        The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

  Retained Earnings

        Retained earnings includes approximately $2,000 which is restricted due to statutory requirements in the local jurisdiction of a foreign subsidiary as of December 27, 2008 and December 29, 2007.

  Accumulated Other Comprehensive Income

        The composition of accumulated other comprehensive income is as follows:

	Foreign Currency Translation Adjustment	Pension Gains/(Losses) and Prior Service (Cost)/Credit Not Yet Recognized as Components of Net Periodic Benefit Costs	Net Unrealized Gain on Marketable Securities	Accumulated Other Comprehensive Income
Balance at December 30, 2006	$24,103	$(2,929)	$(3)	$21,171
Period change	58,045	10,201	(48)	68,198
Tax	(173)	(3,637)		(3,810)

Balance at December 29, 2007	$81,975	$3,635	$(51)	$85,559

Period change	(79,278)	(12,023)	(2,167)	(93,468)
Tax	6,690	4,566	—	11,256

Balance at December 27, 2008	$9,387	$(3,822)	$(2,218)	$3,347

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

        As part of the recapitalization in 1999, we issued 150,000 units, each comprised of a $1 senior subordinated note and a warrant to purchase 7.6 shares of our common stock for total proceeds of $150,000. We allocated the $150,000 offering proceeds between the senior subordinated notes ($147,872) and the warrants ($2,128), based upon the estimated fair value. The portion of the proceeds allocated to the warrants is reflected as capital in excess of par in the accompanying consolidated financial statements. Each warrant entitles the holder, subject to certain conditions, to purchase 7.6 shares of common stock at an exercise price of $5.19 per share of common stock, subject to adjustment under some circumstances. Upon exercise, the holders of warrants would be entitled to purchase 4,180 and 147,250 shares of our common stock as of December 27, 2008 and December 29, 2007, respectively. The warrants expire on October 1, 2009.

6. Income Taxes

        An analysis of the components of income before income taxes, minority interests and earnings from equity investments and the related provision for income taxes is presented below:

	Fiscal Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Income before income taxes, minority interests and earnings from equity investments
U.S.	$106,392	$94,286	$90,598
Non-U.S.	(567,402)	123,136	85,966

	$(461,010)	$217,422	$176,564

Income tax provision
Current:
Federal	$21,922	$39,907	$22,626
Foreign	28,355	21,547	10,895
State and local	1,278	7,732	5,501

Total current	$51,555	$69,186	$39,022

Deferred:
Federal	$7,758	$(3,469)	$10,595
Foreign	(5,136)	(4,689)	121
State and local	7,767	(1,628)	0

Total deferred	$10,389	$(9,786)	$10,716

	$61,944	$59,400	$49,738

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

	December 27, 2008	December 29, 2007
Compensation	$38,973	$31,314
Accruals and reserves	1,502	643
Financing related	25,129	31,301
Goodwill and other intangibles	(5,805)	(7,851)
Net operating loss and credit carryforwards	27,446	17,609
Depreciation related	(35,738)	(28,948)
Non-indefinitely reinvested earnings	(2,039)	0
Other	606	(1,007)

	50,074	43,061
Valuation allowance	(4,197)	(561)

Total deferred taxes	$45,877	$42,500

        Reconciliations of the statutory U.S. Federal income tax rate to effective tax rates are as follows:

	December 27, 2008	December 29, 2007	December 30, 2006
U.S. statutory income tax rate	(35.0)%	35.0%	35.0%
Foreign tax rate differences	(2.6)%	(3.9)%	(3.4)%
State income taxes, net of Federal tax benefit	1.5%	1.7%	1.9%
Unbenefitted losses and valuation allowance	0.9%	0.3%	(0.2)%
Net impact of change in APB23 assertion	(1.5)%	0.0%	0.0%
Research tax credits and enhanced deductions	(3.2)%	(6.0)%	(6.4)%
Enacted tax rate changes	0.7%	(1.3)%	(1.0)%
Impact of tax uncertainties	0.5%	2.2%	1.1%
Impact of goodwill impairment	52.5%	0.0%	0.0%
Other	(0.4)%	(0.7)%	1.2%

	13.4%	27.3%	28.2%

        In the third quarter of 2008, the Company revalued certain of its deferred tax assets and liabilities due to the enactment of a Massachusetts state tax law change resulting in tax expense of $3,396. Additionally, the Company recorded a deferred tax liability of $1,897 in the fourth quarter of 2008 resulting from a newly promulgated Massachusetts regulation.

        During 2008, the Company recorded a reduction to income taxes payable for $4,911 from the exercise of stock options and vesting of restricted shares. The benefit of this reduction has been recorded to additional paid in capital for $4,769 and goodwill for $142.

        As of December 27, 2008, the Company has non-U.S. net operating loss carryforwards, the tax effect of which is $10,064. Of this amount, $816 will begin to expire in 2013. The remainder can be carried forward indefinitely. The Company has U.S. foreign tax credit carryforwards of $10,665 which will begin to expire in 2019. The Company has state tax credit carryforwards of $1,843 which begin to expire in 2017. The Company has Canadian Investment Tax Credit carryforwards of $3,885 as a result

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

6. Income Taxes (Continued)

of its research and development activity in Montreal, which begin to expire in 2026. The Company has capital loss carryforwards in the US and Canada, the tax effect of which is $825 and $164, respectively.

        The Company has fully recognized its deferred tax assets on the belief that it is more likely than not that they will be realized. The only exceptions at December 27, 2008 relate to deferred tax assets for net operating losses in Luxembourg and China and a capital loss in the U.S., which have resulted in the valuation allowance increasing from $561 at December 29, 2007 to $4,197 at December 27, 2008. The Company established a valuation allowance against these tax attributes due to the determination, after consideration of all evidence, both positive and negative, that it is more likely than not that these carryforwards will not be realized.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48), which became effective for the Company on December 31, 2006. The cumulative effect of adopting FIN 48 did not result in a change to the Company's opening retained earnings. At December 27, 2008 the amount recorded for unrecognized income tax benefits was $28,732. At December 29, 2007, the amount recorded for unrecognized tax benefits was $22,129. The increase during 2008 is primarily due to the continuing evaluation of uncertain tax positions conducted in the current and prior periods. The amount of unrecognized income tax benefits that, if recognized, would favorably impact the effective tax rate was $12,500 as of December 29, 2007 and increased to $21,441 as of December 27, 2008. This increase is primarily due to the amendment to SFAS 109 by SFAS 141(R) with regards to accounting for adjustments to income tax uncertainties related to acquisitions, generally requiring that, on a prospective basis, such adjustments be reflected in the effective tax rate versus impacting goodwill.

        The Company's unrecognized income tax benefits are as follows:

	December 27, 2008	December 29, 2007
Beginning balance	$22,129	$16,896
Additions:
Tax positions for current year	2,071	3,612
Tax positions for prior years	8,041	2,413
Reductions:
Tax positions for current year	(252)	(65)
Tax positions for prior years	(3,011)	(43)
Settlements	—	(177)
Expiration of statute of limitations	(246)	(507)

Ending balance	$28,732	$22,129

        The Company continues to recognize interest and penalties related to unrecognized income tax benefits in income tax expense. The total amount of accrued interest related to unrecognized income tax benefits as of December 29, 2007 and December 27, 2008 was $1,753 and $2,729, respectively. The Company has not recorded a provision for penalties associated with uncertain tax positions.

        The Company conducts business operations in a number of tax jurisdictions. As a result, the Company is subject to tax audits on a regular basis including, but not limited to, such major jurisdictions as United States, the United Kingdom and Canada. With few exceptions, we are no longer subject to U.S. and international income tax examinations for years before 2002.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

6. Income Taxes (Continued)

        The Company and certain of its subsidiaries are currently under audit by the Canada Revenue Agency, the Internal Revenue Service in the United States, and the Commonwealth of Massachusetts. It is reasonably possible that the Company will settle with the IRS Appeals division on proposed adjustments related to the 2004 and 2005 tax filings for the Company and an acquired subsidiary and conclude an examination of the 2006 tax filings for the Company within the next twelve months. We do not anticipate that the settlement of the proposed audit adjustments, which relate primarily to issues associated with an acquisition, will have a material impact on our financial position or results of operations. During the fourth quarter of 2008, there has been no change in the status of the ongoing examinations by the Canada Revenue Agency and Massachusetts Department of Revenue. The Company believes it has appropriately provided for all unrecognized tax benefits.

        During the first quarter of 2009, the Company plans to repatriate approximately $90,000 of the earnings of its non-U.S. subsidiaries. As such, the Company has changed its permanent reinvestment assertion with regards to these unremitted earnings. As a result of the change in assertion, the Company recorded a tax benefit primarily due to foreign tax credits in the fourth quarter of 2008 of $7,227, of which $4,045 was reflected in the effective tax rate and $3,182 was reflected in the Cumulative Translation Account. The proceeds from the repatriation will be used for general corporate purposes. The Company continues to maintain its permanent reinvestment assertion with regards to the remaining unremitted earnings of its non-U.S. subsidiaries.

        As of December 27, 2008, earnings of the Company's non-U.S. subsidiaries considered to be indefinitely reinvested totaled $192,917. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. Federal and state income taxes and withholding taxes payable to the various foreign countries. It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Employee Benefits

  Charles River Laboratories Employee Savings Plan

        Our defined contribution plan, the Charles River Laboratories Employee Savings Plan, qualifies under section 401(k) of the Internal Revenue Code. It covers substantially all U.S. employees and contains a provision whereby we match a percentage of employee contributions. The costs associated with this defined contribution plan totaled $6,377, $4,074 and $3,439, in 2008, 2007 and 2006, respectively.

  Charles River Laboratories Deferred Compensation Plan and Executive Supplemental Life Insurance Retirement Plan

        The Charles River Laboratories Deferred Compensation Plan (Deferred Compensation Plan) is designed for select eligible employees, including our Named Executive Officers. Under the Deferred Compensation Plan, participants may elect to defer bonus and salary amounts, and may select the investment returns to be applied to deferred amounts from among a number of reference mutual funds as well as an interest crediting rate. The plan is not qualified under Section 401(a) of the Internal Revenue Code and is not subject to the Employee Retirement Income Security Act of 1974. At the present time, no contributions will be credited to the plan, except as set forth below. Participants must specify the distribution date for deferred amounts at the time of deferral, in accordance with applicable IRS regulations. Generally, amounts may be paid in lump sum or installments upon retirement or termination of employment, or later if the employee terminates employment after age 55 and before age 65. Amounts may also be distributed during employment, subject to a minimum deferral requirement of three years.

        In addition to the Deferred Compensation Plan, certain officers and key employees also participate, or in the past participated, in our amended and restated Executive Supplemental Life Insurance Retirement Plan (ESLIRP) which is a non-funded, non-qualified arrangement. Annual benefits under this plan will equal a percentage of the highest five consecutive years of compensation, offset by amounts payable under the Charles River Laboratories, Inc. Pension Plan and Social Security.

        In connection with the establishment of the Deferred Compensation Plan, current active employees who agreed to convert their ESLIRP benefit to a comparable benefit in the deferred compensation plan discontinued their direct participation in the ESLIRP. Instead, the present value of the accrued benefits of ESLIRP participants was credited to their Deferred Compensation Plan accounts, and future ESLIRP accruals will now be converted to present values and credited to their Deferred Compensation Plan accounts annually. Upon the adoption of the Deferred Compensation Plan, the value of their accrued ESLIRP benefits, prior to adjustments for outstanding Medicare taxes, were credited to their Deferred Compensation Plan account. In addition, we provide certain active employees an annual contribution into their Deferred Compensation Plan account of 10% of the employee's base salary plus the lesser of their target annual bonus or actual annual bonus. The costs associated with these defined contribution plans totaled $2,819, $3,462 and $4,029 in 2008, 2007 and 2006, respectively.

        The Company has invested in several corporate-owned key-person life insurance policies as well as mutual funds and U.S. Treasury Securities with the intention of using these investments to fund the ESLIRP and the Deferred Compensation Plan. Participants have no interest in any such investments. At December 27, 2008 and December 29, 2007 the cash surrender value of these life insurance policies were $19,652 and $22,027, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Employee Benefits (Continued)

  Pension Plans

        The Charles River Pension Plan is a defined contribution plan and a defined benefit pension plan covering certain UK employees. Benefits are based on participants' final pensionable salary and years of service. Participants' rights vest immediately. Effective December 31, 2002, the plan was amended to exclude new participants from joining the defined benefit section of the plan and a defined contribution section was established for new entrants. Contributions under the defined contribution plan are determined as a percentage of gross salary.

        The Charles River Laboratories, Inc. Pension Plan is a qualified, non-contributory defined benefit plan that covers certain U.S. employees. Benefits are based on participants' final average monthly compensation and years of service. Participants' rights vest upon completion of five years of service. Effective January 1, 2002, this plan was amended to exclude new participants from joining. Benefit criteria offered to existing participants as of the amendment date did not change. During 2008, our Board of Directors voted to freeze the accrual of benefits under the Pension Plan effective April 30, 2008. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," we recorded a curtailment gain of $3,276 in 2008. Based on a remeasurement of the U.S. pension plan's assets and liabilities at April 30, 2008, the benefit accrual freeze reduced the projected benefit obligation by $8,298 and resulted in a corresponding adjustment, net of tax, to accumulated other comprehensive income.

        The defined benefit pension plans for Japan and our Canadian RMS operation are non-contributory plans that cover substantially all employees of those respective companies. Benefits are based upon length of service and final salary. In addition, our French RMS operation has a defined benefit statutory indemnity plan covering most of its employees.

        The following tables summarize the funded status of our defined benefit plans and amounts reflected in our consolidated balance sheets.

Obligations and Funded Status

	Pension Benefits		Supplemental Retirement Benefits
	2008	2007	2008	2007
Change in benefit obligations
Benefit obligation at beginning of year	$232,852	$212,998	$29,925	$29,262
Service cost	4,037	6,204	908	882
Interest cost	12,014	11,663	1,718	1,580
Plan participants' contributions	789	919	—	—
Curtailment	(14,483)	—	—	—
Settlement gain	(3,454)	(1,214)	—	—
Benefit payments	(5,404)	(4,857)	(704)	(605)
Actuarial loss (gain)	(24,564)	(8,905)	(734)	(1,194)
Plan amendments	137	24	—	—
Other	—	1,353	—	—
Effect of foreign exchange	(35,663)	14,667	—	—

Benefit obligation at end of year	$166,261	$232,852	$31,113	$29,925

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Employee Benefits (Continued)

	Pension Benefits		Supplemental Retirement Benefits
	2008	2007	2008	2007
Change in plan assets
Fair value of plan assets at beginning of year	$196,214	$163,446	$—	$—
Plan assets assumed	—	—	—	—
Actual return on plan assets	(35,272)	11,598	—	—
Settlement gain	(3,454)	(1,214)	—	—
Employer contributions	14,169	12,364	704	605
Plan participants' contributions	789	919	—	—
Benefit payments	(5,404)	(4,857)	(704)	(605)
Premiums paid	—	—	—	—
Other	—	383	—	—
Effect of foreign exchange	(33,008)	13,575	—	—

Fair value of plan assets at end of year	$134,034	$196,214	$—	$—

Funded status
Projected benefit obligation	$166,261	$232,852	$31,113	$29,925
Fair value of plan assets	134,034	196,214	—	—

Net balance sheet liability	$32,227	$36,638	$31,113	$29,925

Classification of net balance sheet liability
Current liabilities	$52	$909	$5,159	$632
Non-current liabilities	32,175	35,729	$25,954	$29,293
The accumulated benefit obligation for all defined benefit plans	$162,843	$214,564	$20,614	$23,308

Information for defined benefit plans with accumulated benefit obligation in excess of plan assets

	Pension Benefits		Supplemental Retirement Benefits
	2008	2007	2008	2007
Projected benefit obligation	$157,068	$165,080	$31,113	$29,925
Accumulated benefit obligation	156,017	163,741	20,614	23,308
Fair value of plan assets	125,143	142,131	—	—

Information for defined benefit plans with projected benefit obligation in excess of plan assets

	Pension Benefits		Supplemental Retirement Benefits
	2008	2007	2008	2007
Projected benefit obligation	$166,261	$232,852	$31,112	$29,925
Accumulated benefit obligation	162,843	214,564	20,614	23,308
Fair value of plan assets	134,034	196,214	—	—

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Employee Benefits (Continued)

Amounts recognized in statement of financial position as part of accumulated other comprehensive income ("AOCI")

	Pension Benefits		Supplemental Retirement Benefits
	2008	2007	2008	2007
Net actuarial (gain)/loss	$14,309	$(2,962)	$6,365	$7,512
Net prior service cost/(credit)	(9,124)	(11,023)	3,475	3,973
Effect of foreign exchange	(5,400)	103	—	—

Total pre-tax	(215)	(13,882)	9,840	11,485
Less: taxes	1,908	(3,305)	3,895	4,541

Total	$(2,123)	$(10,577)	$5,945	$6,944

Amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year

	Pension Benefits	Supplemental Retirement Benefits
Amortization of net actuarial (gain)/loss	$1,250	$291
Amortization of net prior service cost/(credit)	(607)	498

Components of net periodic benefit cost

	Pension Benefits			Supplemental Retirement Benefits
	2008	2007	2006	2008	2007	2006
Service cost	$4,037	$6,204	$6,426	$908	$882	$839
Interest cost	12,014	11,663	9,921	1,718	1,581	1,527
Expected return on plan assets	(13,499)	(12,630)	(10,013)	—	—	—
Amortization of prior service cost (credit)	(684)	(526)	(547)	498	498	498
Amortization of net loss	(31)	386	1,011	413	568	1,139

Net periodic benefit cost	1,837	5,097	6,798	3,537	3,529	4,003
Curtailment gain	(3,345)	326	(1,334)	—	—	—

Net pension cost	$(1,508)	$5,423	$5,464	$3,537	$3,529	$4,003

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Employee Benefits (Continued)

Assumptions

Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Supplemental Retirement Benefits
	2008	2007	2008	2007
Discount rate	5.74%	5.69%	6.15%	5.88%
Rate of compensation increase	2.90%	4.07%	4.75%	4.75%

Weighted-average assumptions used to determine net periodic benefit cost

	Pension Benefits			Supplemental Retirement Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	5.69%	5.14%	4.95%	5.88%	5.56%	5.50%
Expected long-term return on plan assets	7.10%	7.00%	6.58%	—	—	—
Rate of compensation increase	4.07%	3.94%	3.31%	4.75%	4.75%	4.75%

        The expected long-term rate of return on plan assets was made considering the pension plan's asset mix, historical returns and the expected yields on plan assets.

Plan assets

        The Company's pension plan weighted-average asset allocations are as follows:

	Target Allocation	Pension Benefits
	2009	2008	2007
Equity securities	66%	56%	60%
Fixed income	31%	36%	24%
Other	3%	8%	16%

Total	100%	100%	100%

        Our investment objective is to obtain the highest possible return commensurate with the level of assumed risk. Fund performances are compared to benchmarks including the S&P 500 Index, Russell 1000 Index, Russell 3000 Index and Lehman Brothers Aggregate Bond Index. The Company's Investment Committee meets on a quarterly basis to review plan assets.

        Plan assets did not include any of our common stock at December 27, 2008 and December 29, 2007.

Contributions

        During 2008, we contributed $13,597 to our pension plans. We expect to contribute $8,907 to our pension plan in 2009.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Employee Benefits (Continued)

Estimated future benefit payments

	Pension Benefits	Supplemental Retirement Benefits
2009	$4,286	$5,159
2010	3,971	768
2011	4,187	758
2012	4,950	719
2013	5,306	17,726
2014-2018	35,931	10,783

8. Stock Based Compensation

        We have share-based compensation plans under which employees and non-employee directors may be granted share based awards. During 2008, 2007 and 2006, the primary share-based awards and their general terms and conditions are as follows:

  •
  Stock options, which entitle the holder to purchase a specified number of shares of common stock at an exercise price equal to the closing market price of our common stock on the date of grant; vest incrementally, typically over three to four years; and generally expire seven to ten years from date of grant.

  •
  Restricted stock grants, which entitle the holder to receive at no cost, a specified number of shares of common stock that vests incrementally, typically over three to four years. Recipients are entitled to cash dividends and to vote their respective shares upon grant.

  •
  Performance based stock awards, which entitle the holder to receive at no cost, a specified number of shares of common stock within a range of shares from zero to a specified maximum. Payout of this award is contingent upon achievement of individualized stretch goals as determined by our Compensation Committee of the Board of Directors.

        At the Annual Meeting of Shareholders held on May 8, 2007, our shareholders approved the 2007 Incentive Plan ("the 2007 Plan"). The 2007 Plan provides that effective upon approval, no further awards will be granted under preexisting stock option and incentive plans; provided, however, that any shares that have been forfeited or canceled in accordance with the terms of the applicable award under a preexisting plan may be subsequently awarded in accordance with the terms of the preexisting plan. The 2007 Plan allows a maximum of 6.3 million shares to be awarded of which restricted stock grants and performance based stock awards count as 2.3 shares and stock options count as one share. In the past, we had various employee stock and incentive plans under which stock options and other share-based awards were granted. Stock options and other share-based awards that were granted under prior plans and were outstanding on May 8, 2007, continue in accordance with the terms of the respective plans.

        At December 27, 2008, approximately 4.5 million shares were authorized for future grants under our share-based compensation plans. We settle employee share-based compensation awards with newly issued shares.

        The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis in accordance with SFAS No. 123(R). The effect of

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Stock Based Compensation (Continued)

recording stock-based compensation for the fiscal year ended December 27, 2008, December 29, 2007 and December 30, 2006 was as follows:

	December 27, 2008	December 29, 2007	December 30, 2006
Stock-based compensation expense by type of award:
Stock options	$10,268	$11,042	$11,878
Restricted stock	14,065	14,976	9,271

Share-based compensation expense before tax	24,333	26,018	21,149
Income tax benefit	(8,612)	(8,424)	(7,746)

Reduction to income from continuing operations	15,721	17,594	13,403
Share-based compensation expense of discontinued businesses, net of tax	—	—	980

Reduction to net income	$15,721	$17,594	$14,383

Reduction to earnings per share:
Basic	$0.23	$0.26	$0.21
Diluted	$0.23	$0.26	$0.21
Effect on income by line item:
Cost of sales	$6,406	$8,258	$7,033
Selling and administration	17,927	17,759	14,116

Share based compensation expense before tax	24,333	26,017	21,149
Income tax benefit	(8,612)	(8,423)	(7,746)
Operations of discontinued businesses, net of tax	—	—	980

Reduction to net income	$15,721	$17,594	$14,383

        We estimate the fair value of stock options using the Black-Scholes valuation model. Key inputs and assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the risk-free interest rate over the option's expected term, the expected annual dividend yield and the expected stock price volatility. The expected stock price volatility assumption was determined using the historical volatility of our common stock over the expected life of the option. The risk-free interest rate was based on the market yield for the five year U.S. Treasury security. The expected life of options was determined using historical option exercise activity. Management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted during fiscal years 2008, 2007 and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Stock Based Compensation (Continued)

        The fair value of stock-based awards granted during 2008, 2007 and 2006 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 27, 2008	December 29, 2007	December 30, 2006
Expected life (in years)	4.5	5.0	4.9
Expected volatility	24%	30%	30%
Risk-free interest rate	2.8%	4.6%	4.8%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted—average grant date fair value	$14.85	$16.49	$13.91

Stock Options

        The following table summarizes stock option activities under our plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2005	5,554,340	$35.39
Options granted	889,650	$39.62
Options exercised	(766,209)	$29.97
Options canceled	(285,168)	$41.85

Options outstanding as of December 30, 2006	5,392,613	$36.50
Options granted	934,690	$46.95
Options exercised	(1,737,413)	$31.47
Options canceled	(122,087)	$41.49

Options outstanding as of December 29, 2007	4,467,803	$40.50
Options granted	820,200	$58.59
Options exercised	(706,755)	$38.98
Options canceled	(100,128)	$46.14

Options outstanding as of December 27, 2008	4,481,120	$43.93	5.02 years	$1,423

Options exercisable as of December 30, 2006	3,822,370	$34.04
Options exercisable as of December 29, 2007	2,708,268	$37.92
Options exercisable as of December 27, 2008	2,729,255	$39.65	4.67 years	$1,423

        As of December 27, 2008, the unrecognized compensation cost related to unvested stock options expected to vest was $19,352. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 30 months.

        The total intrinsic value of options exercised during the fiscal years ending December 27, 2008, December 29, 2007 and December 30, 2006 was $17,197, $37,342 and $12,557, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price. The total amount of cash received from the exercise of these options was $27,589. The actual tax benefit realized for the tax deductions from option exercises totaled $5,888 for the year ended December 27, 2008.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Stock Based Compensation (Continued)

        The following table summarizes significant ranges of outstanding and exercisable options as of December 27, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00–$10.00	24,702	1.04	$4.74	501	24,702	1.04	$4.74	501
$10.01–$20.00	84,479	2.75	14.37	899	84,479	2.75	14.37	899
$20.01–$30.00	39,074	4.53	27.71	23	39,074	4.53	27.71	23
$30.01–$40.00	1,392,762	4.27	34.82	—	1,071,312	4.14	33.87	—
$40.01–$50.00	2,090,888	5.21	46.07	—	1,461,194	5.20	45.86	—
$50.01–$60.00	779,445	6.12	58.08	—	48,494	5.50	51.83	—
$60.01–$70.00	69,770	6.34	62.63	—	—	—	—	—

Totals	4,481,120	5.02 years	$43.93	$1,423	2,729,255	4.67 years	$39.65	$1,423

        The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on a closing stock price of $25.02 as of December 27, 2008, that would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 27, 2008 was 118,948.

        The following table summarizes the non-vested stock option activity in the equity incentive plans for the fiscal year ending December 27, 2008:

	Stock Options	Weighted Average Exercise Price
Non-vested at December 29, 2007	1,759,535	$44.47
Granted	820,200	58.59
Forfeited	(92,606)	46.93
Vested	(735,264)	45.43

Non-vested at December 27, 2008	1,751,865	$50.60

Restricted Stock

        Stock compensation expense associated with restricted common stock is charged for the market value on the date of grant, less estimated forfeitures, and is amortized over the awards' vesting period on a straight-line basis.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Stock Based Compensation (Continued)

        The following table summarizes the restricted stock activity for 2008:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding December 29, 2007	711,896	$44.25
Granted	383,388	58.39
Vested	(344,272)	46.61
Canceled	(34,618)	46.33

Outstanding December 27, 2008	716,394	$50.58

        As of December 27, 2008, the unrecognized compensation cost related to shares of unvested restricted stock expected to vest was $24,895. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 31 months. The total fair value of restricted stock grants that vested during the fiscal years ending December 27, 2008, December 29, 2007 and December 30, 2006 was $16,049, $10,661 and $9,231, respectively. The actual tax benefit realized for the tax deductions from restricted stock grants that vested totaled $7,574 for the year ended December 27, 2008.

        During 2008 and 2007, we made performance-based awards to our executives. Payout of these awards is contingent upon achievement of individualized stretch goals as determined by the Compensation Committee of the Board of Directors. These grants are accounted for in accordance with FAS 123(R), accordingly, compensation expense associated with these awards of $2,360 and $1,883 has been recorded during 2008 and 2007, respectively.

9. Commitments and Contingencies

  Operating Leases

        We have commitments for various operating leases for machinery and equipment, vehicles, office equipment, land and office space. As a matter of ordinary business course, we occasionally guarantee certain lease commitments to landlords. Rent expense for all operating leases was $23,781, $25,548 and $18,134 in 2008, 2007 and 2006, respectively. Future minimum payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consist of the following at December 27, 2008:

2009	21,410
2010	13,790
2011	11,051
2012	8,937
2013	8,417
Thereafter	34,676

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Commitments and Contingencies (Continued)

  Insurance

        We maintain various insurances which maintain large deductibles up to $500, some with or without stop-loss limits, depending on market availability. Aggregate loss limits for workers compensation and auto liability are projected at $5,200.

  Construction

        We have certain purchase commitments related to the completion of our ongoing construction projects which amounted to approximately $27,406 as of December 27, 2008.

  Litigation

        Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against us. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect our consolidated financial statements.

10. Business Segment and Geographic Information

        In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we disclose financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available and is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

        We report two segments, called Research Models and Services (RMS) and Preclinical Services (PCS).

        Our RMS segment includes sales of research models, genetically engineered models and services (GEMS), research animal diagnostics, discovery and imaging services, consulting and staffing services, vaccine support and in vitro technology (primarily endotoxin testing). Our PCS segment includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical, bioanalysis, pharmacokinetics and drug metabolism services as well as Phase I clinical trials.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

10. Business Segment and Geographic Information (Continued)

        The following table presents sales and other financial information by business segment. Net sales represent sales originating in entities primarily engaged in either provision of RMS or PCS. Long-lived assets include property, plant and equipment, goodwill, other intangibles and other long-lived assets.

	2008	2007	2006
Research Models and Services
Net sales	$659,941	$577,231	$514,999
Gross margin	284,639	249,348	214,125
Operating income	198,696	177,151	147,789
Total assets	684,824	630,029	674,963
Long-lived assets	327,568	287,058	306,267
Depreciation and amortization	28,186	23,378	20,804
Capital expenditures	60,490	51,086	27,018
Preclinical Services
Net sales	$683,552	$653,395	$543,386
Gross margin	226,070	228,843	192,482
Operating income	(596,437)	103,541	82,323
Total assets	1,470,674	2,170,313	1,875,487
Long-lived assets	1,147,089	1,817,173	1,641,935
Depreciation and amortization	62,997	63,001	61,779
Capital expenditures	136,591	175,950	154,728

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Fiscal Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Total segment operating income	$(397,741)	$280,692	$230,112
Unallocated corporate overhead	(52,021)	(53,501)	(41,939)

Consolidated operating income	$(449,762)	$227,191	$188,173

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

10. Business Segment and Geographic Information (Continued)

        A summary of unallocated corporate overhead consists of the following:

	December 27, 2008	December 29, 2007	December 30, 2006
Stock-based compensation expense	$11,968	$11,902	$8,624
U.S. retirement plans	(161)	7,074	8,377
Audit, tax and related expense	2,727	3,455	3,924
Salary and bonus	18,943	15,652	11,271
Global IT	8,282	5,004	—
Employee health LDP and fringe benefit expense	(2,774)	(908)	2,885
Consulting and outside services	1,822	1,675	1,477
Other general unallocated corporate expenses	11,214	9,647	5,381

	$52,021	$53,501	$41,939

        Other general unallocated corporate expenses consist of various departmental costs including those associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury and investor relations.

        The following table presents sales and other financial information by geographic regions. Included in the other non-U.S. category below are operations located in China, Korea, Australia, India and Mexico. Sales to unaffiliated customers represent net sales originating in entities physically located in the identified geographic area. Long-lived assets include property, plant and equipment, goodwill, other intangibles, and other long-lived assets.

	U.S.	Europe	Canada	Japan	Other Non-U.S.	Consolidated
2008
Sales to unaffiliated customers	$697,227	$362,751	$204,252	$66,749	$12,514	$1,343,493
Long-lived assets	11,582	608,839	768,882	58,081	27,273	1,474,657
2007
Sales to unaffiliated customers	$620,915	$339,347	$201,936	$56,435	$11,993	$1,230,626
Long-lived assets	638,219	596,730	809,773	50,844	8,665	2,104,231
2006
Sales to unaffiliated customers	$527,432	$289,072	$173,853	$56,387	$11,641	$1,058,385
Long-lived assets	537,534	580,143	785,420	41,385	3,721	1,948,203

11. Discontinued Operations

        During the first quarter of fiscal 2006, the Company initiated actions to sell Phase II-IV of the Clinical business. On May 9, 2006, the Company announced that it entered into a definitive agreement to sell Phase II-IV of the Clinical Services business for $215,000 in cash as part of a portfolio realignment which would allow the Company to capitalize on core competencies. Accordingly, management performed a goodwill impairment test for the Clinical business segment assuming sale of the Phase II-IV business. To determine the fair value of this segment, the Company used a combination of discounted cash flow methodology for the Phase I Clinical business and expected selling price for the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

11. Discontinued Operations (Continued)

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

        The consolidated financial statements have been reclassified to segregate, as discontinued operations, the assets and liabilities, operating results and cash flows, of the businesses being discontinued for all periods presented. Operating results from discontinued operations are as follows:

	Fiscal Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Net sales	$—	$599	$73,658
Income (loss) from operations of discontinued businesses, before income taxes	122	267	(145,613)
Provision for income taxes	(302)	3,413	35,391

Income (loss) from operations of discontinued businesses, net of taxes	$424	$(3,146)	$(181,004)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

11. Discontinued Operations (Continued)

        Assets and liabilities of discontinued operations at December 27, 2008 and December 29, 2007 consisted of the following:

	December 27, 2008	December 29, 2007
Current assets	$233	$1,007
Long-term assets	4,187	4,187

Total assets	$4,420	$5,194

Current liabilities	$35	$748

Total liabilities	$35	$748

        Current assets included accounts receivable and prepaid income taxes. Non-current assets included a long-term tax receivable. Current liabilities consisted of accounts payable, deferred income and accrued expenses.

12. Subsequent Event

        During the first quarter of 2009, we implemented actions to improve our operating efficiency. As a result of these actions, we will record a one time charge, primarily in the first quarter of 2009 of approximately $9.0 million, mainly in the PCS segment, for the closure and severance of our Arkansas facility as well as other headcount reductions.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

SUPPLEMENTARY DATA

Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 27, 2008
Total net sales	$337,685	$352,134	$342,227	$311,447
Gross profit	130,377	137,987	130,270	112,075
Operating income (loss)	63,500	69,323	68,211	(650,796)
Income from continuing operations	45,154	50,187	44,700	(662,308)
Income (loss) from discontinued businesses, net of tax	—	—	—	424
Net income	$45,154	$50,187	$44,700	$(661,884)
Earnings (loss) per common share
Basic
Continuing operations	$0.67	$0.75	$0.67	$(9.91)
Discontinued operations	—	—	—	0.01

Net income	$0.67	$0.75	$0.67	$(9.91)
Diluted
Continuing operations	$0.64	$0.71	$0.63	$(9.91)
Discontinued operations	—	—	—	0.01

Net income	$0.64	$0.71	$0.63	$(9.91)
Fiscal Year Ended December 29, 2007
Total net sales	$291,199	$307,435	$313.964	$318,028
Gross profit	115,573	120,596	123,899	117,763
Operating income (loss)	54,701	56,725	63,631	52,134
Income from continuing operations	37,227	37,841	43,536	38,948
Income (loss) from discontinued businesses, net of tax	(464)	115	(759)	(2,038)
Net income	$36,763	$37,956	$42,777	$36,910
Earnings (loss) per common share
Basic
Continuing operations	$0.56	$0.57	$0.65	$0.58
Discontinued operations	(0.01)	—	(0.01)	(0.03)

Net income	$0.55	$0.57	$0.64	$0.55
Diluted
Continuing operations	$0.55	$0.55	$0.63	$0.55
Discontinued operations	(0.01)	—	(0.01)	(0.03)

Net income	$0.54	$0.55	$0.62	$0.52
Fiscal Year Ended December 30, 2006
Total net sales	$254,141	$267,859	$264,660	$271,725
Gross profit	95,505	107,110	102,262	101,730
Operating income (loss)	43,696	47,702	51,621	45,154
Income from continuing operations	28,515	32,781	32,133	31,792
Income (loss) from discontinued businesses, net of tax	(128,630)	(7,032)	(48,739)	3,397
Net income	$(100,115)	$25,749	$(16,606)	$35,189
Earnings (loss) per common share
Basic
Continuing operations	$0.40	$0.46	$0.48	$0.48
Discontinued operations	(1.80)	(0.10)	(0.73)	0.05

Net income	$(1.40)	$0.36	$(0.25)	$0.53
Diluted
Continuing operations	$0.39	$0.46	$0.47	$0.47
Discontinued operations	(1.76)	(0.10)	(0.72)	0.05

Net income	$(1.37)	$0.36	$(0.24)	$0.52

Quarterly Segment Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 27, 2008
Research Models and Services
Sales	$168,596	$172,848	$165,656	$152,841
Gross margin	76,256	76,429	70,813	61,141
Operating income	55,813	52,199	50,673	40,011
Depreciation and amortization	6,659	7,016	7,043	7,468
Capital expenditures	10,146	23,510	12,572	14,262
Preclinical Services
Sales	$169,089	$179,286	$176,571	$158,606
Gross margin	54,121	61,558	59,457	50,934
Operating income	23,268	28,849	30,390	(678,944)
Depreciation and amortization	15,674	16,004	15,894	15,425
Capital expenditures	29,558	40,667	33,577	32,789
Unallocated corporate overhead	$(15,581)	$(11,725)	$(12,852)	$(11,863)
Total
Sales	$337,685	$352,134	$342,227	$311,447
Gross margin	130,377	137,987	130,270	112,075
Operating income	63,500	69,323	68,211	(650,796)
Depreciation and amortization	22,333	23,020	22,937	22,893
Capital expenditures	39,704	64,177	46,149	47,051

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 29, 2007
Research Models and Services
Sales	$143,068	$143,803	$145,207	$145,153
Gross margin	63,654	63,109	63,408	59,177
Operating income	47,021	45,268	45,574	39,288
Depreciation and amortization	5,569	5,663	5,780	6,366
Capital expenditures	7,084	10,688	12,643	20,671
Preclinical Services
Sales	$148,131	$163,632	$168,757	$172,875
Gross margin	51,919	57,847	60,491	58,586
Operating income	23,444	27,426	29,993	22,678
Depreciation and amortization	14,344	15,569	16,180	16,908
Capital expenditures	30,840	38,724	37,692	68,694
Unallocated corporate overhead	$(15,764)	$(15,969)	$(11,936)	$(9,832)
Total
Sales	$291,199	$307,435	$313,964	$318,028
Gross margin	115,573	120,956	123,899	117,763
Operating income	54,701	56,725	63,631	52,134
Depreciation and amortization	19,913	21,232	21,960	23,274
Capital expenditures	37,924	49,412	50,335	89,365

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 30, 2006
Research Models and Services
Sales	$128,972	$130,816	$127,560	$127,651
Gross margin	55,866	55,478	52,423	50,358
Operating income	40,476	38,003	36,691	32,619
Depreciation and amortization	5,035	5,237	5,185	5,345
Capital expenditures	3,566	4,783	3,932	14,737
Preclinical Services
Sales	$125,169	$137,043	$137,100	$144,074
Gross margin	39,639	51,632	49,839	51,372
Operating income	13,788	22,530	22,971	23,034
Depreciation and amortization	14,625	15,288	15,389	16,482
Capital expenditures	35,821	12,620	39,038	67,249
Unallocated corporate overhead	$(10,568)	$(12,831)	$(8,041)	$(10,499)
Total
Sales	$254,141	$267,859	$264,660	$271,725
Gross margin	95,505	107,110	102,262	101,730
Operating income	43,696	47,702	51,621	45,154
Depreciation and amortization	19,660	20,525	20,574	21,827
Capital expenditures	39,387	17,403	42,970	81,986

Item 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934 (Exchange Act), the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of December 27, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in Internal Controls

        There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 27, 2008 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        None.

 PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

A.    Directors and Compliance with Section 16(a) of the Exchange Act

        The information required by this Item regarding the directors of the Company and compliance with Section 16(a) of the Exchange Act by the Company's officers and directors will be included in the 2009 Proxy Statement under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference thereto. The information required by this Item regarding the Company's corporate governance will be included in the 2009 Proxy Statement under the section captioned "Corporate Governance" and is incorporated herein by reference thereto.

B.    Executive Officers of the Company

        The information required by this Item regarding the executive officers of the Company is reported in Part I of this Form 10-K under the heading "Supplementary Item. Executive Officers of the Registrant pursuant to Instruction 3 to Item 401(b) of Regulation S-K."

C.    Audit Committee Financial Expert

        The information required by this Item regarding the audit committee of the Board of Directors and financial experts will be included in the 2009 Proxy Statement under the section captioned "The Board of Directors and its Committees—Audit Committee and Financial Experts" and is incorporated herein by reference thereto.

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

E.    Changes to Board Nomination Procedures

        Effective December 2, 2008, the Company's Board of Directors amended the Company's amended and restated bylaws. The amendments replaced sections 1.12 and 1.13 of the second amended and restated bylaws with entirely new sections 1.12 and 1.13, which relate primarily to the requirements for advance notice and additional information that a shareholder must provide when making a director nomination or proposal at the Company's annual meeting of shareholders. A copy of the amended bylaws is attached as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on December 5, 2008.

Item 11.    Executive Compensation

        The information required by this Item will be included in the 2009 Proxy Statement under the sections captioned "Compensation Discussion and Analysis," "2008 Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation and Related Information" and "Report of Compensation Committee" and is incorporated herein by reference thereto.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will be included in the 2009 Proxy Statement under the sections captioned "Beneficial Ownership of Securities" and "Equity Compensation Plan Information" and is incorporated herein by reference thereto. See also Item 5. "Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance Under Equity Compensation Plans" for the disclosure required by Item 201(d) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item will be included in the 2009 Proxy Statement under the sections captioned "Related Person Transaction Policy" and "Corporate Governance—Director Qualification Standards; Director Independence" and is incorporated herein by reference thereto.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item will be included in the 2009 Proxy Statement under the section captioned "Statement of Fees Paid to Independent Registered Public Accounting Firm" and is incorporated herein by reference thereto.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Date: February 23, 2009	By:	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ JAMES C. FOSTER James C. Foster	President, Chief Executive Officer and Chairman	February 23, 2009
By:	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman	Corporate Executive Vice President and Chief Financial Officer	February 23, 2009
By:	/s/ NANCY T. CHANG Nancy T. Chang	Director	February 23, 2009
By:	/s/ STEPHEN D. CHUBB Stephen D. Chubb	Director	February 23, 2009
By:	/s/ GEORGE E. MASSARO George E. Massaro	Director	February 23, 2009
By:	/s/ DEBORAH KOCHEVAR Deborah Kochevar	Director	February 23, 2009
By:	/s/ GEORGE M. MILNE, JR. George M. Milne, Jr.	Director	February 23, 2009

Signatures		Title	Date

By:	/s/ C. RICHARD REESE C. Richard Reese	Director	February 23, 2009
By:	/s/ DOUGLAS E. ROGERS Douglas E. Rogers	Director	February 23, 2009
By:	/s/ SAMUEL O. THIER Samuel O. Thier	Director	February 23, 2009
By:	/s/ WILLIAM H. WALTRIP William H. Waltrip	Director	February 23, 2009

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Charles River Laboratories International, Inc. (filed as Exhibit 3.1).(1)
3.2	By-laws of Charles River Laboratories International, Inc. (Filed as Exhibit 3.2).(2)
4.1	Form of certificate representing shares of common stock, $0.01 per value per share (Filed as Exhibit 4.1).(1)
4.2	Indenture dated June 6, 2006, amount Charles River Laboratories International, Inc. and U.S. Bank National Association.(3)
4.3	Form of 2.25% Convertible Senior Note due 2013.(3)
10.1*	Severance Agreement between Charles River Laboratories, Inc. and Real H. Renaud, dated January 20, 1992, amended December 15, 2008. +
10.2*	1999 Charles River Laboratories Corporate Officer Separation Plan.+
10.3	Charles River Laboratories 1999 Management Stock Incentive Plan (Filed as Exhibit 10.6)+(4).
10.4	Charles River Laboratories 2000 Incentive Plan, as amended May 2003 and May 2005. (Filed as Exhibit 10.7).(4)+
10.5	Charles River Laboratories 2000 Incentive Plan Inland Revenue Approved Rules for UK Employees (Filed as Exhibit 99.1).(10)+
10.7*	Form of Change in Control Agreement.+
10.8*	Executive Incentive Compensation Plan, as amended.+
10.9	Form of Stock Option Award Agreement under 2000 Incentive Plan.+(6)
10.10	Form of Restricted Stock Award Agreement under 2000 Incentive Plan.+(6)
10.11	Inveresk Research Group, Inc. 2002 Stock Option and Incentive Compensation Plan, as amended and restated as of May 4, 2004.+(5)
10.12	Charles River Laboratories Executive Life Insurance/Supplemental Retirement Income Plan.(7)+
10.13*	Deferred Compensation Plan.+
10.14
Second Amended and Restated Credit Agreement, dated as of July 31, 2006, among Charles River Laboratories International, Inc., the Subsidiary Borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, Credit Suisse Securities (USA) LLC, as syndication agent, and Bank of America, N.A., Citizens Bank of Massachusetts and Wachovia Bank, National Association, as co-documentation agents.(8)
10.15	Charles River Laboratories International, Inc. 2007 Incentive Plan(9)+
10.16	Form of Performance Award Agreement(9)+
10.17	Form of Stock Option Award Agreement Under 2007 Incentive Plan(11)+
10.18	Form of Restricted Stock Award Agreement Under 2007 Incentive Plan(11)+
21.1*	Subsidiaries of Charles River Laboratories International, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

*
Filed herewith.

+
Management contract or compensatory plan, contract or arrangement.

(1)
Previously filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-35524), as amended, filed June 23, 2000.

(2)
Previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on December 5, 2008.

(3)
Previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on June 12, 2006.

(4)
Previously filed as an exhibit to the Company's Annual Report on Form 10-K, filed on March 14, 2006.

(5)
Previously filed as an exhibit to the Company's Registration Statement on Form S-8, filed on October 20, 2004.

(6)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, filed on November 1, 2004.

(7)
Previously filed as an exhibit to the Company's Annual Report on Form 10-K, filed March 9, 2005.

(8)
Previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on August 2, 2006.

(9)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, filed on May 9, 2007.

(10)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, filed on November 5, 2001.

(11)
Previously filed as exhibit to the Company's Annual Report on Form 10-K, filed February 20, 2008.