Form 10-Q
period 2009-03-28
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2009-05-06
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 1, 2009, there were 66,097,677 shares of the registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended March 28, 2009

Special Note on Factors Affecting Future Results

        This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. ("Charles River") that are based on current expectations, estimates, forecasts, and projections about the industries in which Charles River operates and the beliefs and assumptions of our management. Words such as "expect," "anticipate," "target," "goal," "project," "intend," "plan," "believe," "seek," "estimate," "will," "likely," "may," "designed," "would," "future," "can," "could" and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on current expectations and beliefs of Charles River and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: future demand for drug discovery and development products and services, including the outsourcing of these services; present spending trends and other cost reduction activities by our customers (particularly in light of the challenging economic environment); future actions by our management; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of our revenues; our cost structure; the impact of acquisitions and dispositions; the timing of the opening of new and expanded facilities; our expectations with respect to sales growth, efficiency improvements and operating synergies (including the impact of specific actions intended to cause related improvements); changes in our expectations regarding future stock option, restricted stock, performance awards and other equity grants to employees and directors; changes in our expectations regarding our stock repurchases; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our cash flow and liquidity. In addition, these statements include the availability of funding for our customers and the impact of economic and market conditions on them generally, the effects of our first quarter 2009 cost-saving actions and other actions designed to manage expenses, operating costs and capital spending and to streamline efficiency, the timing of our repatriation of accumulated income earned outside the United States and the ability of Charles River to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 27, 2008 under the section entitled "Our Strategy" and the section entitled "Risks Related to Our Business and Industry," the section of this Quarterly Report on Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

Part I. Financial Information

Item 1.    Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 28, 2009	March 29, 2008
Net sales related to products	$116,910	$121,120
Net sales related to services	184,616	216,565

Total net sales	301,526	337,685
Costs and expenses
Cost of products sold	63,333	61,934
Cost of services provided	129,973	145,374
Selling, general and administrative	62,178	59,320
Amortization of intangibles	6,149	7,571

Operating income	39,893	63,486
Other income (expense)
Interest income	629	2,789
Interest expense	(5,233)	(5,199)
Other, net	(262)	(837)

Income before income taxes	35,027	60,239
Provision for income taxes	10,158	16,183

Net Income	24,869	44,056
Less: Net loss attributable to noncontrolling interests	(536)	(83)

Net income attributable to common shareowners	$25,405	$44,139

Earnings (loss) per common share
Basic	$0.39	$0.65
Diluted	$0.38	$0.63

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands, except per share amounts)

	March 28, 2009	December 27, 2008
Assets
Current assets
Cash and cash equivalents	$170,233	$243,592
Trade receivables, net	211,095	210,214
Inventories	97,560	96,882
Other current assets	102,576	67,218
Current assets of discontinued operations	256	233

Total current assets	581,720	618,139
Property, plant and equipment, net	834,545	837,246
Goodwill, net	454,770	457,578
Other intangibles, net	126,914	136,100
Deferred tax asset	34,617	37,348
Other assets	50,835	50,815
Long-term assets of discontinued operations	4,187	4,187

Total assets	$2,087,588	$2,141,413

Liabilities and Shareowners' Equity
Current liabilities
Current portion of long-term debt and capital leases	$35,376	$35,452
Accounts payable	37,280	40,517
Accrued compensation	41,425	54,870
Deferred revenue	83,689	86,707
Accrued liabilities	55,167	60,741
Other current liabilities	26,889	22,676
Current liabilities of discontinued operations	47	35

Total current liabilities	279,873	300,998
Long-term debt and capital leases	474,152	479,880
Other long-term liabilities	115,525	118,827

Total liabilities	869,550	899,705
Commitments and contingencies
Shareowners' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 77,074,885 issued and 66,377,502 shares outstanding at March 28, 2009 and 76,609,779 issued and 67,052,884 shares outstanding at December 27, 2008	771	766
Capital in excess of par value	2,019,868	2,016,033
Retained deficit	(327,531)	(352,936)
Treasury stock, at cost, 10,697,383 shares and 9,556,895 shares at March 28, 2009 and December 27, 2008, respectively	(455,714)	(425,924)
Accumulated other comprehensive income	(19,240)	3,347

Total shareowners' equity	1,218,154	1,241,286

Noncontrolling interests	(116)	422

Total equity	1,218,038	1,241,708

Total liabilities and equity	$2,087,588	$2,141,413

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 28, 2009	March 29, 2008
Cash flows relating to operating activities
Net income	$24,869	$44,056
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	21,970	22,347
Non-cash compensation	5,669	6,321
Deferred tax	8,118	1,235
Other, net	4,328	3,726
Changes in assets and liabilities:
Trade receivables	(5,613)	(21,690)
Inventories	(2,397)	(890)
Other assets	(3,278)	(962)
Accounts payable	(2,898)	(3,477)
Accrued compensation	(12,404)	(17,353)
Deferred revenue	(3,006)	(4,465)
Accrued liabilities	(2,098)	(1,709)
Other liabilities	3,855	4,190

Net cash provided by operating activities	37,115	31,329

Cash flows relating to investing activities
Acquisition of businesses, net of cash acquired	—	(3,237)
Capital expenditures	(24,625)	(40,630)
Purchases of investments	(37,749)	(1,296)
Proceeds from sale of marketable securities	—	34,817
Other	69	96

Net cash used in investing activities	(62,305)	(10,250)

Cash flows relating to financing activities
Payments on long-term debt, capital lease obligation and revolving credit agreement	(8,665)	—
Proceeds from exercises of employee stock options	7	8,904
Excess tax benefit from exercises of employee stock options	—	1,773
Purchase of treasury stock	(29,571)	(24,783)

Net cash used in financing activities	(38,229)	(14,106)

Discontinued operations
Net cash provided by (used in) operating activities	—	356

Net cash provided by (used in) discontinued operations	—	356

Effect of exchange rate changes on cash and cash equivalents	(9,940)	7,098

Net change in cash and cash equivalents	(73,359)	14,427
Cash and cash equivalents, beginning of period	243,592	225,449

Cash and cash equivalents, end of period	$170,233	$239,876

Supplemental cash flow information
Capitalized interest	$824	$1,802

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

SHAREOWNERS' EQUITY (UNAUDITED)

(dollars in thousands)

	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Treasury Stock	Noncontrolling Interest
Balance at December 27, 2008 as previously reported	$1,199,447	$(344,314)	$3,347	$766	$1,965,150	$(425,924)	$422
Add adjustment for cumulative effect on prior periods of applying retrospectively the new method of accounting for convertible debt (See footnote 7)	42,261	(8,622)	—	—	50,883	—	—

Balance at December 27, 2008, as adjusted	1,241,708	(352,936)	3,347	766	2,016,033	(425,924)	422
Components of comprehensive income, net of tax:
Net income	24,869	25,405	—	—	—	—	(536)
Foreign currency translation adjustment	(22,969)	—	(22,967)	—	—	—	(2)
Amortization of pension, net gain/loss and prior service cost	359	—	359	—	—	—	—
Unrealized loss on marketable securities	21	—	21	—	—	—	—

Total comprehensive income	$2,280	—	—	—	—	—	$(538)
Tax benefit associated with stock issued under employee compensation plans	(1,836)	—	—	—	(1,836)	—	—
Issuance of stock under employee compensation plans	7	—	—	5	2	—	—
Acquisition of treasury shares	(29,790)	—	—	—	—	(29,790)	—
Stock-based compensation	5,669	—	—	—	5,669	—	—

Balance at March 28, 2009	$1,218,038	$(327,531)	$(19,240)	$771	$2,019,868	$(455,714)	$(116)

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1. Basis of Presentation

        The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to state fairly the financial position and results of operations of Charles River Laboratories International, Inc. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 27, 2008.

        Effective December 28, 2008, we adopted FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP 14-1). FSP 14-1 requires retrospective application to all periods presented and accordingly, amounts in prior-year financial statements and related notes have been restated (see footnote 7). In addition, on December 28, 2008, we adopted SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (SFAS 160) and as a result; certain amounts in prior-year financial statements and related notes have been reclassified to conform to the current year presentation (see footnote 8).

2. 2009 Actions

        During the first quarter 2009 we implemented headcount reductions to improve operating efficiency and profitability at various sites including our Arkansas facility which we plan to close in 2009. As a result of these actions, we recorded severance charges of $7,133 including $2,992 in cost of sales and $4,141 in selling, general and administrative expense. As of March 28, 2009, $3,791 was included in accrued compensation on our consolidated balance sheet and we expect to incur additional severance expense of $1,967 during 2009.

3. Supplemental Balance Sheet Information

        The composition of trade receivables is as follows:

	March 28, 2009	December 27, 2008
Customer receivables	$169,121	$162,518
Unbilled revenue	46,113	51,798

Total	215,234	214,316
Less allowance for doubtful accounts	(4,139)	(4,102)

Net trade receivables	$211,095	$210,214

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Supplemental Balance Sheet Information (Continued)

        The composition of inventories is as follows:

	March 28, 2009	December 27, 2008
Raw materials and supplies	$14,302	$14,202
Work in process	14,056	12,091
Finished products	69,202	70,589

Inventories	$97,560	$96,882

        The composition of other current assets is as follows:

	March 28, 2009	December 27, 2008
Prepaid assets	$29,340	$25,354
Deferred tax asset	26,447	31,748
Marketable securities	35,997	—
Prepaid income tax	8,101	7,391
Restricted cash	2,691	2,725

Other current assets	$102,576	$67,218

        The composition of net property, plant and equipment is as follows:

	March 28, 2009	December 27, 2008
Land	$38,286	$38,696
Buildings	680,410	680,405
Machinery and equipment	339,320	337,687
Leasehold improvements	37,098	16,850
Furniture and fixtures	11,241	10,935
Vehicles	5,223	5,514
Construction in progress	102,259	120,788

Total	1,213,837	1,210,875
Less accumulated depreciation	(379,292)	(373,629)

Net property, plant and equipment	$834,545	$837,246

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Supplemental Balance Sheet Information (Continued)

        Depreciation expense for the three months ended March 28, 2009 and March 29, 2008 was $15,821 and $14,776, respectively.

        The composition of other assets is as follows:

	March 28, 2009	December 27, 2008
Deferred financing costs	$4,879	$5,307
Cash surrender value of life insurance policies	20,963	19,652
Long-term marketable securities	18,979	18,958
Other assets	6,014	6,898

Other assets	$50,835	$50,815

        The composition of other current liabilities is as follows:

	March 28, 2009	December 27, 2008
Accrued income taxes	$23,211	$20,763
Current deferred tax liability	1,196	1,269
Accrued interest and other	2,482	644

Other current liabilities	$26,889	$22,676

        The composition of other long-term liabilities is as follows:

	March 28, 2009	December 27, 2008
Deferred tax liability	$44,035	$47,538
Long-term pension liability	30,306	32,175
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	26,359	25,954
Other long-term liabilities	14,825	13,160

Other long-term liabilities	$115,525	$118,827

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

4. Marketable Securities

        The cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	March 28, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$35,997	$—	$—	$35,997
Auction rate securities	$21,175	$—	$(2,196)	$18,979

	$57,172	$—	$(2,196)	$54,976

	December 27, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$21,175	$—	$(2,217)	$18,958

	$21,175	$—	$(2,217)	$18,958

        As of March 28, 2009, we held $18,979 in auction rate securities which are variable rate debt instruments, which bear interest rates that reset approximately every 7 or 35 days. The auction rate securities owned were rated AAA by a major credit rating agency and are guaranteed by the Federal Family Education Loan Program (FFELP). The auction rate securities have contractual maturities which are greater than 25 years. The auction rate securities are classified as available-for-sale and are recorded at fair value. We have classified these investments as long-term consistent with the term of the underlying security which are structured with short-term interest rate reset dates of generally 7 or 35 days but with contractual maturities that are long-term.

        Maturities of investments are as follows:

	March 28, 2009		December 27, 2008
	Cost	Fair Value	Cost	Fair Value
Due less than one year	$35,997	$35,997	$—	$—
Due after one year through five years	—	—	—	—
Due after ten years	21,175	18,979	21,175	18,958

	$57,172	$54,976	$21,175	$18,958

        Marketable securities due after one year are included in other assets on the consolidated balance sheets.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

5. Fair Value

        SFAS No. 157, "Fair Value Measurements" (SFAS 157), defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

        We adopted SFAS 157 as of December 30, 2007, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, which was delayed by FSP FAS 157-2 to fiscal years beginning after November 15, 2008, which we therefore adopted as of December 28, 2008. As of March 28, 2009, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

        SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

        Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 28, 2009 using
Assets	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Time deposits	$—	$35,997	$—	$35,997
Auction rate securities	—	—	18,979	18,979
Fair value of life policies	—	15,366	—	15,366

Total assets	$—	$51,363	$18,979	$70,342

	Fair Value Measurements at December 27, 2008 using
Assets	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Auction rate securities	$—	$—	$18,958	$18,958
Fair value of life policies	—	14,062	—	14,062

Total assets	$—	$14,062	$18,958	$33,020

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

5. Fair Value (Continued)

        The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarters ended March 28, 2009 and March 29, 2008. Our auction rate securities were valued at fair value by management in part utilizing an independent valuation reviewed by management which used pricing models and discounted cash flow methodologies incorporating assumptions that reflect the assumptions a marketplace participant would use at March 28, 2009.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended
Auction rate securities	March 28, 2009	March 29, 2008
Beginning balance	$18,958	$—
Transfers in and/or out of Level 3	—	21,175
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	21	(583)
Purchases, issuances and settlements	—	—

Ending balance	$18,979	$20,592

6. Goodwill and Other Intangible Assets

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	March 28, 2009		December 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$467,543	$(12,773)	$470,414	$(12,836)

Other intangible assets not subject to amortization:
Research models	$3,438	$—	$3,438	$—
Other intangible assets subject to amortization:
Backlog	15,703	(14,974)	16,068	(15,259)
Customer relationships	253,672	(135,205)	258,607	(131,410)
Customer contracts	1,655	(1,655)	1,655	(1,655)
Trademarks and trade names	4,581	(4,008)	4,581	(3,933)
Standard operating procedures	657	(657)	657	(651)
Other identifiable intangible assets	9,863	(6,156)	10,100	(6,098)

Total other intangible assets	$289,569	$(162,655)	$295,106	$(159,006)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

6. Goodwill and Other Intangible Assets (Continued)

        The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

		Adjustments to Goodwill
	Balance at December 27, 2008	Acquisitions	Foreign Exchange/ Other	Balance at March 28, 2009
Research Models and Services
Gross carrying amount	$30,947	$(86)	$(377)	$30,484
Accumulated amortization	(4,846)	—	63	(4,783)
Preclinical Services
Gross carrying amount	439,467	—	(2,408)	437,059
Accumulated amortization	(7,990)	—	—	(7,990)
Total
Gross carrying amount	$470,414	$(86)	$(2,785)	$467,543
Accumulated amortization	(12,836)	—	63	(12,773)

7. Long-Term Debt

Long-Term Debt

        Long-term debt consists of the following:

	March 28, 2009	December 27, 2008
2.25% Senior convertible debentures:
Principal	$349,995	$350,000
Unamortized debt discount	(57,837)	(60,767)

Net carrying amount of senior convertible debentures	292,158	289,233
Term loan facilities	126,333	134,967
Revolving credit facility	90,000	90,000
Other long-term debt, represents secured and unsecured promissory notes, interest rates between 0% and 11.6% at March 28, 2009 and December 29, 2007, maturing between 2008 and 2013	731	806

Total debt	509,222	515,006
Less: current portion of long-term debt	(35,244)	(35,322)

Long-term debt	$473,978	$479,684

        The interest rates applicable to term loans and revolving loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio. Based on our leverage ratio, the margin range for LIBOR-based loans is 0.625% to 0.875%. As of March 28, 2009, the interest rate margin was 0.75%.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Long-Term Debt (Continued)

        We pledged the stock of certain subsidiaries as well as certain U.S. assets for our credit agreements. In addition, credit agreements include certain customary representations and warranties, events of default, notice of material adverse change to our business and negative and affirmative covenants including the ratio of consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest expense, for any period of four consecutive fiscal quarters, of no less than 3.5 to 1.0 as well as the ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization for any period of four consecutive fiscal quarters, of no more than 3.0 to 1. As of March 28, 2009 we were compliant with all financial covenants specified in the credit agreement. We had $5,627 outstanding under letters of credit as of March 28, 2009.

        Our $350,000 of 2.25% Convertible Senior Notes (the 2013 Notes) due in June, 2013 with interest payable semi-annually are convertible into approximately 7.2 million shares of our common stock at an initial conversion price of $48.94 per share of common stock. The 2013 Notes are convertible into cash and shares of our common stock (or, at our election, cash in lieu of some or all of such common stock), if any, based on an initial conversion rate, subject to adjustment, of 20.4337 shares of our common stock per $1,000 principal amount of notes (which represents an initial conversion price of $48.94 per share), only in the following circumstances and to the following extent: (1) during any fiscal quarter beginning after July 1, 2006 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period, or the measurement period, in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (3) upon the occurrence of specified corporate transactions, as described in the indenture for the 2013 Notes; and (4) at the option of the holder at any time beginning on the date that is two months prior to the stated maturity date and ending on the close of business on the second trading-day immediately preceding the maturity date. Upon conversion, we will pay cash and shares of our common stock (or, at our election, cash in lieu of some or all of such common stock), if any. If we undergo a fundamental change as described in the indenture for the 2013 Notes, holders will have the option to require us to purchase all or any portion of their notes for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the purchase date. If the 2013 Notes were converted on March 28, 2009, they would have a value less than their principal amount.

        At March 28, 2009, the fair value of our outstanding convertible senior notes was approximately $294,871 based on their quoted market value and no conversion triggers were met.

        Effective December 28, 2008, we adopted FSP 14-1. This FSP specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that reflects the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon adoption of the provisions of FSP 14-1, $261,508 of the total proceeds from our $350,000 convertible debt was allocated to the liability component, which represents the estimated fair value of similar debt instruments without the conversion option as of June 12, 2006, the date of issuance. The remaining $88,492 was allocated to the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Long-Term Debt (Continued)

equity component. The debt discount of $88,492 will be amortized to interest expense over the seven-year period from June 2006 to June 2013, the expected life of the instrument. In addition, $8,463 of capitalized interest expense was recorded retrospectively and will amortize over a weighted average life of 32 years. Additionally, upon adoption, approximately $1,903 of deferred financing costs capitalized at the time of issuance was reclassified to equity as equity issuance costs and will not be amortized to interest expense. As a result of the establishment of the debt discount as of the date of issuance, the non-current deferred tax asset relating to the original issue discount has been reduced by $36,437 as of the date of issuance by offsetting additional paid in capital.

        As of March 28, 2009, $57,837 of debt discount remained and will be amortized over 17 quarters. As of March 28, 2009 and December 27, 2008, the equity component of our convertible debt was $88,492. For the three months ended March 28, 2009 and March 29, 2008, $2,930 and $2,740, respectively, of interest expense related to our convertible debt was recognized in accordance with FSP 14-1 yielding an effective interest rate of 6.93% on the liability component. In addition, $1,969 of contractual interest expense was recognized on our convertible debt during each of the three months ended March 28, 2009 and March 29, 2008. Capitalized interest of $507 and $926, respectively, was recorded in accordance with FSP 14-1 during the quarters ended March 28, 2009 and March 29, 2008.

        The condensed consolidated income statement was retroactively modified compared to previously reported amounts as follows:

Three Months Ended March 29, 2008
Additional depreciation expense	$(14)
Additional pre-tax non-cash interest expense	(1,744)
Additional deferred tax benefit	743

Retroactive change in net income	$(1,015)

Change to basic earnings per share	$(0.02)
Change to diluted earnings per share	$(0.01)

        Principal maturities of existing debt which excludes unamortized debt discount for the periods set forth in the table below are as follows:

Twelve months ending
March, 2010	$35,244
March, 2011	76,206
March, 2012	105,607
March, 2013	7
March, 2014	349,995

Total	$567,059

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Equity

Earnings (Loss) per Share

        Basic earnings per share for the three months ended March 28, 2009 and March 29, 2008 were computed by dividing earnings available to common shareowners for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for the three months ended March 28, 2009 and March 29, 2008 has been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.

        Options to purchase 6,316,084 shares and 802,025 shares were outstanding at March 28, 2009 and March 29, 2008, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

        Basic weighted average shares outstanding for the three months ended March 28, 2009 and March 29, 2008 excluded the weighted average impact of 1,042,659 and 856,058, respectively, of non-vested fixed restricted stock awards.

        The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings (loss) per share:

	Three Months Ended
	March 28, 2009	March 29, 2008
Numerator:
Net income attributable to common shareowners	$25,405	$44,139

Denominator:
Weighted average shares outstanding—Basic	65,889,835	67,504,848
Effect of dilutive securities:
2.25% senior convertible debentures	—	1,421,424
Stock options and contingently issued restricted stock	126,896	1,363,212
Warrants	3,351	269,972

Weighted average shares outstanding—Diluted	66,020,082	70,559,456

Basic earnings per share	$0.39	$0.65
Diluted earnings per share	$0.38	$0.63

Treasury Shares

        The Board of Directors has authorized a share repurchase program, originally authorized on July 27, 2005 and subsequently amended on October 26, 2005, May 9, 2006, August 1, 2007 and July 24, 2008 to acquire up to a total of $600,000 of common stock. The program does not have a fixed expiration date. In order to facilitate these share repurchases, we entered into Rule 10b5-1 Purchase Plans. As of March 28, 2009, approximately $158,755 remains authorized for share repurchases.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Equity (Continued)

        Share repurchases during the three months ended March 28, 2009 and March 29, 2008 were as follows:

	Three Months Ended
	March 28, 2009	March 29, 2008
Number of shares of common stock repurchased	1,085,000	352,000
Total cost of repurchase	$28,385	$21,116

        Additionally, our 2000 Incentive Plan and 2007 Incentive Plan permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the quarters ended March 28, 2009 and March 29, 2008, we acquired 55,488 shares for $1,405 and 76,118 shares for $4,455, respectively, as a result of such withholdings.

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

        As part of our recapitalization in 1999, we issued 150,000 units, each comprised of a $1,000 senior subordinated note and a warrant to purchase 7.6 shares of our common stock for total proceeds of $150,000. We allocated the $150,000 offering proceeds between the senior subordinated notes ($147,872) and the warrants ($2,128), based upon the estimated fair value. The portion of the proceeds allocated to the warrants is reflected as capital in excess of par in the accompanying consolidated financial statements. Each warrant entitles the holder, subject to certain conditions, to purchase 7.6 shares of our common stock at an exercise price of $5.19 per share of common stock, subject to adjustment under some circumstances. Upon exercise, the holders of warrants would be entitled to purchase 4,180 shares of our common stock as of March 28, 2009. The warrants expire on October 1, 2009.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Equity (Continued)

        A summary of the changes in equity for the quarters ended March 28, 2009 and March 29, 2008 is provided below:

	Quarter Ended
	March 28, 2009			March 29, 2008
	Shareowners' Equity	Noncontrolling Interest	Total Equity	Shareowners' Equity	Noncontrolling Interest	Total Equity
Equity, beginning of the period as previously reported	$1,199,025	$422	$1,199,447	$1,860,467	$3,500	$1,863,967
Add adjustment for cumulative effect on prior periods of applying retrospectively the new method of accounting for convertible debt (See footnote 7)	42,261	—	42,261	44,924	—	44,924

Equity, beginning of the period, as adjusted	1,241,286	422	1,241,708	1,905,391	3,500	1,908,891
Components of comprehensive income, net of tax:
Net income	25,405	(536)	24,869	44,139	(83)	44,056
Foreign currency translation adjustment	(22,967)	(2)	(22,969)	12,752	56	12,808
Amortization of pension, net gain/loss and prior service cost	359	—	359	103	—	103
Unrealized loss on marketable securities	21	—	21	(533)	—	(533)

Total comprehensive income	2,818	(538)	2,280	56,461	(27)	56,434
Tax benefit associated with stock issued under employee compensation plans	(1,836)	—	(1,836)	2,575	—	2,575
Issuance of stock under employee compensation plans	7	—	7	8,758	—	8,758
Acquisition of treasury shares	(29,790)	—	(29,790)	(25,571)	—	(25,571)
Stock-based compensation	5,669	—	5,669	6,321	—	6,321

Equity, end of the period	$1,218,154	$(116)	$1,218,038	$1,953,935	$3,473	$1,957,408

        Effective December 28, 2008, we adopted the provisions of SFAS 160. Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity; and consolidated net income to be recast to include net income attributable to the noncontrolling interest. As a result of this adoption, we reclassified noncontrolling interests in the amounts of $(116) and $422 from the mezzanine section to equity in the December 28, 2008 and March 28, 2009 balance sheets, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Income Taxes

        The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statements of operations:

	Three Months Ended
	March 28, 2009	March 29, 2008
Income before income taxes	$35,027	$60,239
Effective tax rate	29.0%	26.9%
Provision for income taxes	$10,158	$16,183

        Our overall effective tax rate was 29.0% in the first quarter of 2009 and 26.9% in the first quarter of 2008. The increase from the 26.9% effective tax rate in the first quarter of 2008 is primarily attributable to declines in Canadian investment tax credits and unbenefitted start-up losses incurred in the first quarter of 2009 related to the Company's Preclinical Services facility in China.

        During the first quarter of 2009, our unrecognized tax benefits recorded in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, decreased by $240 to $28,492 primarily due to foreign exchange movement partially offset by increases due to ongoing evaluation of uncertain tax positions in the current and prior period. The amount of unrecognized tax benefits that would impact the effective tax rate favorably if recognized was $21,440 and $21,103 as of December 27, 2008 and March 28, 2009, respectively.

        We conduct business in a number of tax jurisdictions. As a result, we are subject to tax audits on a regular basis including, but not limited to, such major jurisdictions as the United States, the United Kingdom, Germany and Canada. With few exceptions, we are no longer subject to U.S. and international income tax examinations for years before 2003.

        We and certain of our subsidiaries are currently under audit by the Canada Revenue Agency, the German Tax Office, the Internal Revenue Service in the United States, and the Commonwealth of Massachusetts. It is reasonably possible that the Company will settle with the IRS Appeals division on proposed adjustments related to the 2004 and 2005 tax filings for the Company and an acquired subsidiary and conclude an examination of the 2006 tax filings for the Company within the next twelve months. We do not anticipate that the settlement of the proposed audit adjustments, which relate primarily to issues associated with an acquisition, will have a material impact on our financial position or results of operations. During the first quarter of 2009, there has been no change in the status of the ongoing examinations by the Canada Revenue Agency and the Massachusetts Department of Revenue. The Company believes it has appropriately provided for all unrecognized tax benefits.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

10. Employee Benefits

        The following table provides the components of net periodic benefit cost for our defined benefit plans:

	Pension Benefits		Supplemental Retirement Benefits
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Service cost	$2,175	$1,476	$237	$226
Interest cost	2,682	3,260	470	426
Expected return on plan assets	(2,729)	(3,525)	—	—
Amortization of prior service cost	(132)	(134)	124	125
Amortization of net loss (gain)	414	18	77	96

Net periodic benefit cost	$2,410	$1,095	$908	$873

        We contributed $1,535 and $2,203 to our pension plans during the three months ended March 28, 2009 and March 29, 2008, respectively.

11. Stock-Based Compensation Plans

        Stock-based compensation cost is measured at grant date, based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, less expected forfeitures. The effect of recording stock-based compensation for the three months ended March 28, 2009 and March 29, 2008 was as follows:

	Three Months Ended
	March 28, 2009	March 29, 2008
Stock-based compensation expense by type of award:
Stock options	$2,465	$2,987
Restricted stock	3,109	3,334

Stock-based compensation expense before tax	5,574	6,321
Income tax benefit	(1,975)	(2,173)

Reduction to net income	$3,599	$4,148

Reduction to earnings per share
Basic	$0.05	$0.06
Diluted	$0.05	$0.06
Effect on income by line item:
Cost of sales	$1,624	$1,866
Selling and administration	3,950	4,455

Stock-based compensation expense before tax	5,574	6,321
Income tax benefit	(1,975)	(2,173)

Reduction to net income	$3,599	$4,148

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

11. Stock-Based Compensation Plans (Continued)

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

        The fair values of stock-based awards granted were estimated on the grant date using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 28, 2009	March 29, 2008
Expected life (in years)	4.50	4.50
Expected volatility	25%	24%
Risk-free interest rate	1.85%	2.75%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$6.03	$14.84

Stock Options

        The following table summarizes the stock option activity in the equity incentive plans from December 27, 2008 through March 28, 2009:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 27, 2008	4,481,120	$43.93
Options granted	2,065,060	$24.90
Options exercised	(518)	$14.31
Options canceled	(112,233)	$45.56

Options outstanding as of March 28, 2009	6,433,429	$37.80	5.41 years	$8,626

Options exercisable as of March 28, 2009	3,064,730	$41.23	4.45 years	$1,784

        As of March 28, 2009, the unrecognized compensation cost related to 3,368,699 unvested stock options expected to vest was $27,118. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 35 months.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

11. Stock-Based Compensation Plans (Continued)

        The total intrinsic value of options exercised during the three months ending March 28, 2009 and March 29, 2008 was $7 and $6,276, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price. The total amount of cash received from the exercise of options during the three months ended March 28, 2009 and March 29, 2008 was $7 and $8,758, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $1 and $2,222 for the three months ending March 28, 2009 and March 29, 2008, respectively.

        We settle employee stock option exercises with newly issued common shares.

Restricted Stock

        Stock compensation expense associated with restricted common stock is charged for the market value on the date of grant, less estimated forfeitures, and is amortized over the awards' vesting period on a straight-line basis.

        The following table summarizes the restricted stock activity from December 28, 2008 through March 28, 2009:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding December 27, 2008	777,494	$50.58
Granted	503,020	$24.80
Vested	(182,069)	$53.67
Canceled	(55,786)	$47.60

Outstanding March 29, 2008	1,042,659	$37.53

        As of March 28, 2009, the unrecognized compensation cost related to 1,042,659 shares of unvested restricted stock expected to vest was $34,707. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 35 months. The total fair value of restricted stock grants that vested during the three months ending March 28, 2009 and March 29, 2008 was $8,992 and $11,405, respectively.

Performance Based Stock Award Program

        During the three months ending March 28, 2009 and March 29, 2008, compensation expense of $95 and $682, respectively, was recorded associated with performance based stock awards.

12. Commitments and Contingencies

        Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against us. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect our consolidated financial statements. In addition, we have certain purchase commitments related to the completion of ongoing capacity expansion which amounts to approximately $8,600 as of March 28, 2009.

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

        The following table presents sales to unaffiliated customers and other financial information by product line segment.

	Three Months Ended
	March 28, 2009	March 29, 2008
Research Models and Services
Net sales	$161,490	$168,596
Gross margin	68,313	76,256
Operating income	47,444	55,813
Depreciation and amortization	7,673	6,666
Capital expenditures	7,624	10,609
Preclinical Services
Net sales	$140,036	$169,089
Gross margin	39,907	54,121
Operating income	10,546	23,268
Depreciation and amortization	14,297	15,681
Capital expenditures	17,001	30,021

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended
	March 28, 2009	March 29, 2008
Total segment operating income	$57,990	$79,067
Unallocated corporate overhead	(18,097)	(15,595)

Consolidated operating income	$39,893	$63,472

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

13. Business Segment Information (Continued)

        A summary of unallocated corporate overhead consists of the following:

	Three Months Ended
	March 28, 2009	March 29, 2008
Stock-based compensation expense	$2,694	$3,067
U.S. retirement plans	1,445	1,615
Audit, tax and related expenses	707	709
Salary and bonus	4,833	5,353
Global IT	2,492	1,626
Employee health and fringe cost	2,088	1,102
Consulting and outside services	327	429
Severance	1,648	—
Transaction (acquisition/disposition) costs	326	2
Other general unallocated corporate expenses	1,537	1,692

	$18,097	$15,595

        Other general unallocated corporate expenses consist of various departmental costs including those associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury and investor relations.

14. Recently Issued Accounting Standards

        Effective December 28, 2008, we adopted FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1) which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. The adoption of FSP EITF 03-6-1 had no impact on our consolidated financial statements.

        Effective December 28, 2008, we adopted SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The adoption of this statement did not have an impact on our consolidated financial statements.

        Effective December 28, 2008, we adopted FSP FAS 140-3: "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions" (FSP 140-3). FSP 140-3 provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer for a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under Statement 140. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

14. Recently Issued Accounting Standards (Continued)

separately under Statement 140. This FSP did not have an impact on our consolidated financial statements.

        Effective December 28, 2008, we adopted SFAS No. 141(R), "Business Combinations" (SFAS 141(R)) and No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (SFAS 160). SFAS 141(R) and SFAS 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests, formerly "minority interest," in a subsidiary. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS 141(R) changes how business acquisitions are accounted for and will impact the annual goodwill impairment test associated with acquisitions that close both before and after its effective date. SFAS 141(R) amends SFAS 109 changing the accounting for adjustments to deferred tax asset valuation allowances and income tax uncertainties related to acquisitions that close both before and after its effective date, generally requiring adjustments to be reflected in income tax expense. The adoption of SFAS 141(R) and SFAS 160 has not materially impacted our consolidated financial statements to date.

        In December 2008, the FASB issued FSP FAS 132 (R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." This FSP amends SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to provide guidance on an employer's disclosures about plan assets of defined benefit pension or other postretirement plan. The disclosures required by this FSP shall be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. The adoption of this FSP will not have an impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level Activity for the Asset of Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides additional guidance for estimating fair value in accordance with SFAS 157, "Fair Value Measurements," when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this FSP will not have an impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." This FSP amends the other-than-temporary impairment guidance in U.S.GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption is permitted for periods ending after

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

14. Recently Issued Accounting Standards (Continued)

March 15, 2009. The adoption of this FSP will not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption is permitted for periods ending after March 15, 2009. The adoption of this FSP will not have an impact on our consolidated financial statements but will require additional disclosure.

15. Subsequent Events

        On May 1, 2009, we completed the acquisition of Piedmont Research Center, LLC a wholly-owned subsidiary of Pharmaceutical Product Development, Inc. for approximately $46,000 in cash. North Carolina-based Piedmont Research Center provides preclinical discovery services focused on efficacy studies in oncology and other therapeutic areas for pharmaceutical and biotechnology clients.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes.

Overview

  Continuing Operations

        We are a leading global provider of solutions that advance the drug discovery and development process, including research models and associated services and outsourced preclinical services. We provide our products and services to global pharmaceutical companies, biotechnology companies, as well as government agencies, leading hospitals and academic institutions throughout the world in order to bring drugs to market faster and more efficiently. Our broad portfolio of products and services enables our customers to reduce costs, increase speed to market and enhance their productivity and effectiveness in drug discovery and development. We have built upon our core competency of laboratory animal medicine and science (research model technologies) to develop a diverse and growing portfolio of regulatory compliant preclinical services which address drug discovery and development in the preclinical arena. We have been in business for over 60 years and currently operate approximately 70 facilities in 17 countries worldwide.

        Our first quarter sales in 2009 were impacted by more measured spending by major pharmaceuticals and biotechnology companies due to the impact of the slower economy and world wide credit crisis on our customers, as well as significant patent expirations. Since the middle of 2008, we have observed that demand for our services has softened, a trend which has extended to our research models starting in the first quarter of 2009 (however, first quarter 2009 research model sales were still higher than in the seasonally impacted fourth quarter). Accordingly, our overall growth rate has been negatively impacted. We believe this has been primarily due to factors which include: business restructuring and reprioritization of pipelines by pharmaceutical and biotechnology clients, which led to significant study slippage and delays; lack of funding for biotechnology companies; tight cost controls which resulted in more measured spending and pricing pressure; and a focus on late-stage (human) testing as customers endeavor to bring drugs to market. In addition, pharmaceutical and biotechnology companies appear to be entering a period of accelerating consolidation, which is resulting in demand uncertainty. We expect these factors to persist in 2009, but we believe that the long-term drivers for our business as a whole will primarily emerge from our customers' continued demand for research models and services and regulatory compliant preclinical services, which are essential to the drug development process.

        Our expectations for the remainder of 2009 reflect ongoing soft market demand, particularly for preclinical services. As our customers reinvigorate their drug development efforts and continue to employ methods to improve the effectiveness and cost efficiency of their drug development pipelines, we believe they will increase their focus on strategic outsourcing, which will drive demand for the services we provide.

        We are using this period of market uncertainty to streamline our operations, and have implemented actions to improve our operating efficiency. The actions we implemented in the first quarter of 2009 include initiating restrictions on hiring, a salary freeze for a substantial percentage of our workforce, including all incentive-eligible employees, continued tight control of discretionary spending and implementing a headcount reduction affecting 3% of our total workforce, predominately in our Preclinical Services (PCS) business segment, and the planned closure of our Arkansas facility. As a result of these actions, the Company recorded a charge for severance costs of $7.1 million or $0.07 per share in the first quarter. We expect that these actions will reduce costs by approximately $20.0 million in 2009, with an annual run-rate of approximately $25.0 million. We also are pursuing strategic alternatives for our clinical Phase I operation in Scotland, with an intention to divest this operation.

        Our capital expenditures totaled $24.6 million in the first quarter of 2009, compared to $40.6 million in the first quarter of 2008. We have evaluated our expansion plans, taking into consideration the factors which are affecting our sales growth and determined that we have sufficient capacity to accommodate our clients' current demand. We expect to open the Sherbrooke (Canada) facility in the second quarter of 2009, in order to relieve capacity constraints at our Montreal facility. In addition to internally generated organic growth, our business strategy includes strategic "bolt-on" acquisitions that complement our business, increase the rate of our growth or geographically expand our existing services, as evidenced by our agreement to acquire Piedmont Research Center in the second quarter of 2009.

        Total net sales during the first quarter of 2009 were $301.5 million, a decrease of 10.7% over the same period last year. The sales decrease was the result of slower demand for PCS and Research Models and Services (RMS), due to reduced biopharmaceutical spending. The effect of foreign currency translation reduced sales by 5.8%. Our gross margin decreased to 35.9% of net sales, compared to 38.6% of net sales for the first quarter of 2008, due primarily to the impact of our lower sales and severance costs. Our operating income for the first quarter of 2009 was $39.9 million compared to $63.5 million for the first quarter of 2008 a decrease of 37.2%. The operating margin was 13.2% for the first quarter of 2009, compared to 18.8% for the first quarter of 2008.

        Our net income was $25.4 million for the three months ended March 28, 2009, compared to $44.1 million for the three months ended March 29, 2008. Diluted earnings per share for the first quarter of 2009 were $0.38, compared to $0.63 for the first quarter of 2008.

        We report two segments: RMS and PCS, which reflect the manner in which our operating units are managed.

        Our RMS segment, which represented 53.6% of net sales in the first quarter of 2009, includes sales of research models, genetically engineered models and services (GEMS), research animal diagnostics, discovery and imaging services, consulting and staffing services, vaccine support and endotoxin and microbiological detection (formerly referred to as our In Vitro business unit). Net sales for this segment decreased 4.2% compared to the first quarter of 2008, due to unfavorable foreign currency translation of 4.2%. Although the Consulting & Staffing Services business reported lower sales and we divested or Vaccine business in Mexico in 2008, these decreases were offset by continued growth of Endotoxin and Microbial Detection products and the addition of MIR Preclinical Services which we acquired in September of 2008. We experienced decreases in both the RMS gross margin and operating margin (to 42.3% from 45.2% and to 29.4% from 33.1%, respectively), mainly due to decreased capacity utilization due to lower sales.

        Our PCS segment, which represented 46.4% of net sales in the first quarter of 2009, includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical, bioanalysis, pharmacokinetics and drug metabolism services as well as Phase I clinical trials. Sales for this segment decreased 17.2% over the first quarter of 2008. The sales decrease was driven by reduced biopharmaceutical spending, partially offset by the addition of NewLab BioQuality AG, which we acquired in September of 2008. Unfavorable foreign currency translation decreased sales by 7.4%. We experienced decreases in both the PCS gross margin and operating margin (to 28.5% from 32.0% and to 7.5% from 13.8%, respectively), mainly as a result of lower capacity utilization due to the lower sales volume, increased pricing pressure, and costs associated with the start up of our new facilities in China and Canada.

Net Income attributable to common shareowners

        Net income attributable to common shareowners for 2009 was $25.4 million compared to $44.1 million in 2008.

Three Months Ended March 28, 2009 Compared to Three Months Ended March 29, 2008

        Net Sales.    Net sales for the three months ended March 28, 2009 were $301.5 million, a decrease of $36.2 million, or 10.7%, from $337.7 million for the three months ended March 29, 2008.

        Research Models and Services.    For the three months ended March 28, 2009, net sales for our RMS segment were $161.5 million, a decrease of $7.1 million, or 4.2%, from $168.6 million for the three months ended March 29, 2008, due to unfavorable foreign currency translation of 4.2%. Lower sales for the Consulting & Staffing Services business and the divestiture of our Vaccine business in Mexico were offset by continued growth of Endotoxin and Microbial Detection products and the addition of MIR Preclinical Services which we acquired in September of 2008.

        Preclinical Services.    For the three months ended March 28, 2009, net sales from our PCS segment were $140.0 million, a decrease of $29.1 million, or 17.2%, from $169.1 million for the three months ended March 29, 2008. The decrease in PCS sales was primarily due to reduced biopharmaceutical spending and pricing pressure, partially offset by the addition of NewLab BioQuality AG, which we acquired in September of 2008. Unfavorable foreign currency translation decreased our net sales by 7.4%.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided during the first quarter of 2009 was $193.3 million, a decrease of $14.0 million, or 6.8%, from $207.3 million during the first quarter of 2008. Cost of products sold and services provided during the three months ended March 28, 2009 was 64.1% of net sales, compared to 61.4% during the three months ended March 29, 2008 due to unfavorable utilization due to the lower sales.

        Research Models and Services.    Cost of products sold and services provided for RMS during the first quarter of 2009 was $93.2 million, an increase of $0.9 million, or 0.9%, compared to $92.3 million in 2008. Cost of products sold and services provided for the three months ended March 28, 2009 increased to 57.7% of net sales compared to 54.8% of net sales for the three months ended March 29, 2008. The increase in cost as a percentage of sales was due to lower utilization due to the lower sales and severance costs.

        Preclinical Services.    Cost of services provided for the Preclinical Services segment during the first quarter of 2009 was $100.1 million, a decrease of $14.9 million, or 12.9%, compared to $115.0 million in 2008. Cost of products sold and services provided as a percentage of net sales was 71.5% during the three months ended March 28, 2009, compared to 68.0% for the three months ended March 29, 2008. The increase in cost of products sold and services provided as a percentage of net sales was primarily due to lower utilization due to the lower sales and severance costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended March 28, 2009 were $62.2 million, an increase of $2.9 million, or 4.8%, from $59.3 million for the three months ended March 29, 2008 as a result of severance related costs. Selling, general and administrative expenses during the first quarter of 2009 were 20.6% of net sales compared to 17.6% of net sales during the first quarter of 2008. The increase in selling, general and administrative expenses as a percent of sales was primarily due to the lower sales.

        Research Models and Services.    Selling, general and administrative expenses for RMS for the first quarter of 2009 were $19.9 million, relatively unchanged from the first quarter of 2008. Selling, general and administrative expenses increased as a percentage of sales to 12.4% for the three months ended

March 28, 2009 from 11.8% for the three months ended March 29, 2008. The increase in selling, general and administrative expenses as a percent of sales was primarily due to the lower sales.

        Preclinical Services.    Selling, general and administrative expenses for the PCS segment during the first quarter of 2009 were $24.2 million, an increase of $0.4 million, or 1.2%, compared to $23.8 million during the first quarter of 2008. Selling, general and administrative expenses for the three months ended March 28, 2009 increased to 17.2% of net sales, compared to 14.1% of net sales for the three months ended March 29, 2008. The increase in selling, general and administrative expenses as a percent of sales was primarily due to the lower sales.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various costs primarily related to activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions was $18.1 million during the three months ended March 28, 2009, compared to $15.6 million during the three months ended March 29, 2008. The increase was due primarily to a severance charge related to our first quarter actions.

        Amortization of Other Intangibles.    Amortization of other intangibles for the three months ended March 28, 2009 was $6.1 million, a decrease of $1.5 million, from $7.6 million for the three months ended March 29, 2008.

        Research Models and Services.    In the first quarter of 2009, amortization of other intangibles for our RMS segment was $0.9 million, an increase of $0.3 million from $0.6 million in the first quarter of 2008.

        Preclinical Services.    For the three months ended March 28, 2009, amortization of other intangibles for our PCS segment was $5.2 million, a decrease of $1.8 million from $7.0 million for the three months ended March 29, 2008.

        Operating Income.    Operating income for the quarter ended March 28, 2009 was $39.9 million, a decrease of $23.6 million, or 37.2%, from $63.5 million for the quarter ended March 29, 2008. Operating income for the three months ended March 28, 2009 was 13.2% compared to 18.8% for the three months ended March 29, 2008.

        Research Models and Services.    For the first quarter of 2009, operating income for our RMS segment was $47.5 million, a decrease of $8.3 million, or 15.0%, from $55.8 million in 2008. Operating income as a percentage of net sales for the three months ended March 28, 2009 was 29.4%, compared to 33.1% for the three months ended March 29, 2008. The decrease in operating income as a percent to sales was primarily due to lower sales resulting in unfavorable utilization.

        Preclinical Services.    For the three months ended March 28, 2009, operating income for our PCS segment was $10.5 million, a decrease of $12.8 million, or 54.7%, from $23.3 million for the three months ended March 29, 2008. Operating income as a percentage of net sales decreased to 7.5% compared to 13.8% of net sales in 2008. The decrease in operating income as a percentage of net sales was primarily due to lower sales resulting in unfavorable utilization.

        Interest Expense.    Interest expense for the first quarter of 2009 was flat compared to the first quarter of 2008 at $5.2 million.

        Interest Income.    Interest income for the first quarter of 2009 was $0.6 million, compared to $2.8 million during the first quarter of 2008 due primarily to lower interest rates.

        Income Taxes.    Income tax expense for the three months ended March 28, 2009 was $10.2 million, a decrease of $6.0 million compared to $16.2 million for the three months ended March 29, 2008. Our effective tax rate was 29.0% for the first quarter of 2009, compared to 26.9% for the first quarter of

2008. The increase in the effective tax rate in the first quarter of 2009 was primarily due to a decline in investment tax credits and unbenefitted start-up losses in China.

        Net Income attributable to common shareowners.    Net income attributable to common shareowners for the quarter ended March 28, 2009 was $25.4 million, a decrease of $18.7 million from $44.1 million for the quarter ended March 29, 2008.

Liquidity and Capital Resources

        The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our condensed consolidated statements of cash flows.

        Our principal sources of liquidity have been our cash flow from operations, our marketable securities and our revolving line of credit arrangements. During the first quarter of 2009, we repatriated $91.4 million of earnings of our non-U.S. subsidiaries which will be used for general corporate purposes.

        As of March 28, 2009, we had $55.0 million in marketable securities with $36.0 million in time deposits and $18.9 million in auction rate securities rated AAA by a major credit rating agency. Our auction rate securities are guaranteed by U.S. federal agencies. The current overall credit concerns in the capital markets as well as the failed auction status of these securities have impacted our ability to liquidate our auction rate securities. If the auctions for the securities we own continue to fail, the investment may not be readily convertible to cash until a future auction of these investments is successful. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

        In 2006, we issued $350.0 million of 2.25% Convertible Senior Notes (the 2013 Notes) due in 2013. At March 28, 2009 the fair value of our outstanding 2013 Notes was approximately $294.9 million based on their quoted market value. During the first quarter of 2009, no conversion triggers were met.

        Cash and cash equivalents totaled $170.2 million at March 28, 2009, compared to $243.6 million at December 27, 2008.

        Net cash provided by operating activities for the three months ending March 28, 2009 and March 29, 2008 was $37.1 million and $31.3 million, respectively. The increase in cash provided by operations was primarily due to changes in accounts receivable offsetting the lower earnings. Our days sales outstanding (DSO) decreased to 39 days as of March 28, 2009 compared to 40 days as of December 27, 2008, but increased from 38 days as of March 29, 2008. Our DSO includes deferred revenue as an offset to accounts receivable in the calculation.

        Net cash used in investing activities for the three months ending March 28, 2009 and March 29, 2008 was $62.3 million and $10.3 million, respectively. Our capital expenditures during the first quarter of 2009 were $24.6 million, of which $7.6 million was related to RMS and $17.0 million to PCS. For 2009, we project capital expenditures to be in the range of $100-$120 million. We anticipate that future capital expenditures will be funded by operating activities marketable securities and existing credit facilities. During the first quarter of 2009, we purchased $37.7 million of marketable securities.

        Net cash used in financing activities for the three months ending March 28, 2009 and March 29, 2008 was $38.2 million and $14.1 million, respectively. During the first quarter of 2009, we purchased $29.6 million of treasury stock.

New Accounting Pronouncements

        In December 2008, the FASB issued FSP FAS 132 (R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." This FSP amends SFAS 132 "Employers' Disclosures about

Pensions and Other Postretirement Benefits," to provide guidance on an employer's disclosures about plan assets of defined benefit pension or other postretirement plan. The disclosures required by this FSP shall be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. The adoption of this FSP will not have an impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides additional guidance for estimating fair value in accordance with SFAS 157, "Fair Value Measurements," when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this FSP will not have an impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." This FSP amends the other-than-temporary impairment guidance in U.S.GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP will not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP will not have an impact on our consolidated financial statements but will require additional disclosure.

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

Interest Rate Risk

        We have entered into two credit agreements, the amended and restated credit agreement dated July 31, 2006 (credit agreement) and the $50 million credit agreement. Our primary interest rate exposure results from changes in LIBOR or the base rates which are used to determine the applicable interest rates under our term loans and revolving credit facility in the credit agreement and in the $50 million credit agreement. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $3.3 million on a pre-tax basis. The book value of our debt approximates fair value.

        We issued $350 million of the 2013 Notes in a private placement in the second quarter of 2006. The convertible senior debenture notes bear an interest rate of 2.25%. The fair market value of the outstanding notes was $295 million on March 28, 2009.

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

        During 2009, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on customer transactions and certain balance sheet items. There were no contracts open as of March 28, 2009.

Item 4.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934 , the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of March 28, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in Internal Controls

        There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 28, 2009 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

 Part II. Other Information

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 27, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table provides information relating to the Company's purchases of shares of its common stock during the quarter ended March 28, 2009.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
12/28/2008 to 01/24/2009	315,000	$25.37	315,000	$179,148,605
01/25/2009 to 02/21/2009	333,830	$26.52	332,500	$170,328,733
02/22/2009 to 03/28/2009	491,658	$26.33	437,500	$158,755,187

Total:	1,140,488		1,085,000	$158,755,187

        The Board of Directors has authorized a share repurchase program, originally authorized on July 27, 2005 and subsequently amended on October 26, 2005, May 9, 2006, August 1, 2007 and July 24, 2008 to acquire up to a total of $600.0 million of common stock. The program does not have a fixed expiration date.

        During the quarter ended March 28, 2009, the Company repurchased 1,140,488 shares of common stock for approximately $28.4 million. The timing and amount of any future repurchases will depend on market conditions and corporate considerations. Additionally, the Company's Incentive Plans permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the quarter ended March 28 2009, we acquired 55,488 shares for $1.4 million as a result of such withholdings.

Item 6.    Exhibits

  (a)
  Exhibits.

10.1	Charles River Laboratories International, Inc. 2007 Incentive Plan, as amended March 2009. + Filed herewith.
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Filed herewith.
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Filed herewith.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Filed herewith.

+
Management contract or compensatory plan, contract or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
May 6, 2009
/s/ JAMES C. FOSTER James C. Foster Chairman, President and Chief Executive Officer
May 6, 2009
/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer