Form 10-Q
period 2009-06-27
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2009-08-05
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.402 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of August 1, 2009, there were 65,893,790 shares of the registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended June 27, 2009

Special Note on Factors Affecting Future Results

        This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. ("Charles River") that are based on current expectations, estimates, forecasts, and projections about the industries in which Charles River operates and the beliefs and assumptions of our management. Words such as "expect," "anticipate," "target," "goal," "project," "intend," "plan," "believe," "seek," "estimate," "will," "likely," "may," "designed," "would," "future," "can," "could" and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on current expectations and beliefs of Charles River and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: future demand for drug discovery and development products and services, including the outsourcing of these services; present spending trends and other cost reduction activities by our customers (particularly in light of the challenging economic environment); future actions by our management; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of our revenues; our cost structure; the impact of acquisitions and dispositions; the timing of the opening of new and expanded facilities; our expectations with respect to sales growth, efficiency improvements and operating synergies (including the impact of specific actions intended to cause related improvements); changes in our expectations regarding future stock option, restricted stock, performance awards and other equity grants to employees and directors; changes in our expectations regarding our stock repurchases; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our cash flow and liquidity. In addition, these statements include the availability of funding for our customers and the impact of economic and market conditions on them generally, the effects of our first half 2009 cost-saving actions and other actions designed to manage expenses, operating costs and capital spending and to streamline efficiency, and the ability of Charles River to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 27, 2008 under the section entitled "Our Strategy" and the section entitled "Risks Related to Our Business and Industry," the section of this Quarterly Report on Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

Part I. Financial Information

Item 1.    Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)

	Three Months Ended
	June 27, 2009	June 28, 2008
Net sales related to products	$118,474	$124,538
Net sales related to services	189,685	227,596

Total net sales	308,159	352,134
Costs and expenses
Cost of products sold	64,419	64,849
Cost of services provided	129,277	149,298
Selling, general and administrative	56,582	61,079
Amortization of intangibles	7,219	7,600

Operating income	50,662	69,308
Other income (expense)
Interest income	409	2,057
Interest expense	(5,351)	(5,202)
Other, net	1,565	(267)

Income before income taxes	47,285	65,896
Provision for income taxes	13,630	17,088

Net income	33,655	48,808
Less: Net loss attributable to noncontrolling interests	499	258

Net income attributable to common shareowners	$34,154	$49,066

Earnings per common share:
Basic	$0.53	$0.73
Diluted	$0.52	$0.70

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)

	Six Months Ended
	June 27, 2009	June 28, 2008
Net sales related to products	$235,384	$245,658
Net sales related to services	374,301	444,161

Total net sales	609,685	689,819
Costs and expenses
Cost of products sold	127,752	126,783
Cost of services provided	259,250	294,672
Selling, general and administrative	118,760	120,399
Amortization of intangibles	13,368	15,171

Operating income	90,555	132,794
Other income (expense)
Interest income	1,038	4,846
Interest expense	(10,584)	(10,401)
Other, net	1,303	(1,104)

Income before income taxes	82,312	126,135
Provision for income taxes	23,788	33,271

Net income	58,524	92,864
Less: Net loss attributable to noncontrolling interests	1,035	341

Net income attributable to common shareowners	$59,559	$93,205

Earnings per common share:
Basic	$0.91	$1.38
Diluted	$0.91	$1.32

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands, except per share amounts)

	June 27, 2009	December 27, 2008
Assets
Current assets
Cash and cash equivalents	$154,806	$243,592
Trade receivables, net	209,888	210,214
Inventories	96,403	96,882
Other current assets	108,608	67,451

Total current assets	569,705	618,139
Property, plant and equipment, net	857,517	837,246
Goodwill, net	478,814	457,578
Other intangibles, net	153,368	136,100
Deferred tax asset	33,277	37,348
Other assets	60,937	55,002

Total assets	$2,153,618	$2,141,413

Liabilities and Shareowners' Equity
Current liabilities
Current portion of long-term debt and capital leases	$35,404	$35,452
Accounts payable	36,568	40,517
Accrued compensation	51,393	54,870
Deferred revenue	74,930	86,707
Accrued liabilities	50,370	60,741
Other current liabilities	20,980	22,711

Total current liabilities	269,645	300,998
Long-term debt and capital leases	486,487	479,880
Other long-term liabilities	114,530	118,827

Total liabilities	870,662	899,705
Commitments and contingencies
Shareowners' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 77,100,341 issued and 65,892,664 shares outstanding at June 27, 2009 and 76,609,779 issued and 67,052,884 shares outstanding at December 27, 2008	771	766
Capital in excess of par value	2,025,779	2,016,031
Retained deficit	(293,375)	(352,934)
Treasury stock, at cost, 11,207,677 shares and 9,556,895 shares at June 27, 2009 and December 27, 2008, respectively	(469,794)	(425,924)
Accumulated other comprehensive income	20,188	3,347

Total shareowners' equity	1,283,569	1,241,286

Noncontrolling interests	(613)	422

Total equity	1,282,956	1,241,708

Total liabilities and equity	$2,153,618	$2,141,413

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Six Months Ended
	June 27, 2009	June 28, 2008
Cash flows relating to operating activities
Net income	$58,524	$92,864
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	44,870	45,382
Non-cash compensation	12,133	12,940
Deferred income taxes	11,147	(2,159)
Other, net	7,929	8,570
Changes in assets and liabilities:
Trade receivables	3,569	(23,408)
Inventories	778	(4,083)
Other assets	(3,620)	(6,829)
Accounts payable	(5,158)	6,427
Accrued compensation	(4,057)	(1,580)
Deferred revenue	(11,765)	(7,133)
Accrued liabilities	(6,045)	4,907
Other liabilities	(1,007)	957

Net cash provided by operating activities	107,298	126,855

Cash flows relating to investing activities
Acquisition of businesses, net of cash acquired	(51,161)	(3,249)
Capital expenditures	(45,062)	(105,583)
Purchases of investments	(54,332)	(6,152)
Proceeds from sale of investments	—	43,352
Other, net	1,526	971

Net cash used in investing activities	(149,029)	(70,661)

Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	18,000	20,000
Payments on long-term debt, capital lease obligation and revolving credit agreement	(17,320)	(7,800)
Proceeds from exercises of stock options and warrants	53	16,653
Excess tax benefit from exercises of employee stock options	1	2,237
Purchase of treasury stock	(45,164)	(57,875)

Net cash used in financing activities	(44,430)	(26,785)

Discontinued operations
Net cash provided by discontinued operations	—	384

Effect of exchange rate changes on cash and cash equivalents	(2,625)	7,196

Net change in cash and cash equivalents	(88,786)	36,989
Cash and cash equivalents, beginning of period	243,592	225,449

Cash and cash equivalents, end of period	$154,806	$262,438

Supplemental cash flow information
Capitalized interest	$1,490	$3,229

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (UNAUDITED)

(dollars in thousands)

	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Treasury Stock	Noncontrolling Interest
Balance at December 27, 2008 as previously reported	$1,199,447	$(344,314)	$3,347	$766	$1,965,150	$(425,924)	$422
Add adjustment for cumulative effect on prior periods of applying retrospectively the new method of accounting for convertible debt	42,261	(8,620)	—	—	50,881	—	—

Balance at December 27, 2008, as adjusted	1,241,708	(352,934)	3,347	766	2,016,031	(425,924)	422
Components of comprehensive income, net of tax:
Net income	58,524	59,559	—	—	—	—	(1,035)
Foreign currency translation adjustment	15,642	—	15,642	—	—	—	—
Amortization of pension, net gain/loss and prior service cost	757	—	757	—	—	—	—
Unrealized loss on marketable securities	442	—	442	—	—	—	—

Total comprehensive income	$75,365	—	—	—	—	—	$(1,035)
Tax detriment associated with stock issued under employee compensation plans	(2,433)	—	—	—	(2,433)	—	—
Issuance of stock under employee compensation plans	47	—	—	5	42	—	—
Exercise of warrants	6	—	—		6	—	—
Acquisition of treasury shares	(43,870)	—	—	—	—	(43,870)	—
Stock-based compensation	12,133	—	—	—	12,133	—	—

Balance at June 27, 2009	$1,282,956	$(293,375)	$20,188	$771	$2,025,779	$(469,794)	$(613)

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

        Effective December 28, 2008, we adopted FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP 14-1). FSP 14-1 requires retrospective application to all periods presented and accordingly, amounts in prior-year financial statements and related notes have been restated (see footnote 8). In addition, on December 28, 2008, we adopted FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (FAS 160) and as a result; certain amounts in prior-year financial statements and related notes have been reclassified to conform to the current year presentation (see footnote 9).

2. Business Acquisitions

        On May 1, 2009, we acquired the business and assets of Piedmont Research Center (PRC) for $45,775 which is included in our RMS segment. PRC, which is based in North Carolina, provides discovery services focused on efficacy studies in oncology and other therapeutic areas for pharmaceutical and biotechnology clients which will significantly expand the oncology services offered through our discovery and imaging services. The preliminary purchase price allocation is as follows:

Current assets (excluding cash)	$1,671
Property, plant and equipment	1,318
Current liabilities	(1,549)
Goodwill and other intangible asset	44,335

Total purchase price allocation	$45,775

        The breakout of goodwill and other intangibles acquired with the acquisition was as follows:

		Weighted average amortization life (years)
Customer relationships	$20,364	4.6
Backlog	1,590	0.6
Non-compete	546	1.8
Goodwill	21,835	—

Total goodwill and other intangibles	$44,335

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

2. Business Acquisitions (Continued)

        In April 2009, we acquired certain assets of Medical Supply Company, LTD, an Irish based provider of products and services for the purpose of endotoxin detection, testing and assessment for $5,386. Intangibles of $4,940 were recorded related to customer relationships with a 4.5 year weighted average amortization life.

        For the three and six months ended June 27, 2009, $3,118 of revenue and $67 of operating income are included in our consolidated statements of income related to these acquisitions.

        The following selected unaudited pro forma consolidated results of operations are presented as if each of the acquisitions had occurred as of the beginning of each period presented after giving effect to certain adjustments including the amortization of intangibles. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the companies operated as one during the periods reported. No effect has been given for synergies, if any, that may have been realized through the acquisitions.

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales	$309,238	$362,143	$614,341	$708,780
Operating income	50,115	69,097	89,582	131,349
Income from continuing operations	33,688	49,045	58,992	91,867
Earnings per common share for continuing operations
Basic	$0.52	$0.73	$0.90	$1.36
Diluted	$0.52	$0.70	$0.90	$1.30

        Refer to Note 9 for further discussion of the method of computation of earnings per share.

3. 2009 Actions

        During the first and second quarters of 2009 we implemented staffing reductions to improve operating efficiency and profitability at various sites including our Arkansas facility which we plan to close this year. As a result of these actions, we recorded severance charges of $8,812 including $3,423 in cost of sales and $5,389 in selling, general and administrative expense. As of June 27, 2009, $3,553 was included in accrued compensation and $1,816 in other long term liabilities on our consolidated balance sheet. We expect to incur additional severance expense of $889 during the remainder of 2009.

4. Supplemental Balance Sheet Information

        The composition of trade receivables is as follows:

	June 27, 2009	December 27, 2008
Customer receivables	$180,111	$162,518
Unbilled revenue	34,397	51,798

Total	214,508	214,316
Less allowance for doubtful accounts	(4,620)	(4,102)

Net trade receivables	$209,888	$210,214

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

4. Supplemental Balance Sheet Information (Continued)

        The composition of inventories is as follows:

	June 27, 2009	December 27, 2008
Raw materials and supplies	$15,183	$14,202
Work in process	12,908	12,091
Finished products	68,312	70,589

Inventories	$96,403	$96,882

        The composition of other current assets is as follows:

	June 27, 2009	December 27, 2008
Prepaid assets	$29,682	$25,354
Deferred tax asset	21,836	31,748
Marketable securities	50,348	—
Prepaid income tax	3,613	7,391
Restricted cash	2,885	2,725
Current assets of discontinued operations	244	233

Other current assets	$108,608	$67,451

        The composition of net property, plant and equipment is as follows:

	June 27, 2009	December 27, 2008
Land	$39,068	$38,696
Buildings	737,551	688,868
Machinery and equipment	356,022	337,687
Leasehold improvements	38,280	16,850
Furniture and fixtures	11,247	10,935
Vehicles	5,399	5,514
Construction in progress	76,100	112,326

Total	1,263,667	1,210,876
Less accumulated depreciation	(406,150)	(373,630)

Net property, plant and equipment	$857,517	$837,246

        Depreciation expense for the six months ended June 27, 2009 and June 28, 2008 was $31,503 and $30,212, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

4. Supplemental Balance Sheet Information (Continued)

        The composition of other assets is as follows:

	June 27, 2009	December 27, 2008
Deferred financing costs	$4,467	$5,307
Cash surrender value of life insurance policies	24,190	19,652
Long-term investments	19,353	18,958
Other assets	8,740	6,898
Long-term assets of discontinued operations	4,187	4,187

Other assets	$60,937	$55,002

        The composition of other current liabilities is as follows:

	June 27, 2009	December 27, 2008
Accrued income taxes	$19,399	$20,763
Current deferred tax liability	1,040	1,269
Accrued interest and other	494	644
Current liabilities of discontinued operations	47	35

Other current liabilities	$20,980	$22,711

        The composition of other long-term liabilities is as follows:

	June 27, 2009	December 27, 2008
Deferred tax liability	$46,155	$47,538
Long-term pension liability	25,604	32,175
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	26,647	25,954
Other long-term liabilities	16,124	13,160

Other long-term liabilities	$114,530	$118,827

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

5. Marketable Securities

        The cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	June 27, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$50,348	$—	$—	$50,348
Auction rate securities	$21,128	$—	$(1,775)	$19,353

	$71,476	$—	$(1,775)	$69,701

	December 27, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$21,175	$—	$(2,217)	$18,958

	$21,175	$—	$(2,217)	$18,958

        As of June 27, 2009, we held $19,353 in auction rate securities which are variable rate debt instruments, which bear interest rates that reset approximately every 7 or 35 days. The auction rate securities owned were rated AAA by a major credit rating agency and are guaranteed by the Federal Family Education Loan Program (FFELP). The auction rate securities have contractual maturities which are greater than 25 years. The auction rate securities are classified as available-for-sale and are recorded at fair value. We have classified these investments as long-term consistent with the term of the underlying security which are structured with short-term interest rate reset dates but with contractual maturities that are long-term.

        Effective March 29, 2009, we adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP establishes a new method of recognizing and reporting other-than-temporary impairment guidance on debt securities. Accordingly, we recorded a $47 impairment loss in earnings for the quarter ended June 27, 2009.

        Maturities of investments are as follows:

	June 27, 2009		December 27, 2008
	Cost	Fair Value	Cost	Fair Value
Due less than one year	$50,348	$50,348	$—	$—
Due after one year through five years	—	—	—	—
Due after ten years	21,128	19,353	21,175	18,958

	$71,476	$69,701	$21,175	$18,958

        Marketable securities due after one year are included in other assets on the consolidated balance sheets.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

6. Fair Value

        We hold cash equivalents, investments and certain other assets that are carried at fair value. We generally determine fair value using a market approach based on quoted prices of identical instruments when available. When market quotes of identical instruments are not readily accessible or available, we determine fair value based on quoted market prices of similar instruments. Disclosure for assets and liabilities that are measured at fair value but recognized and disclosed at fair value on a nonrecurring basis are required prospectively beginning January 1, 2009. As of June 27, 2009, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

        FAS No. 157, Fair Value Measurements (FAS 157), establishes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

        Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 27, 2009 using
Assets	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Time deposits	$—	$50,348	$—	$50,348
Auction rate securities	—	—	19,353	19,353
Fair value of life policies	—	18,568	—	18,568

Total assets	$—	$68,916	$19,353	$88,269

	Fair Value Measurements at December 27, 2008 using
Assets	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Auction rate securities	$—	$—	$18,958	$18,958
Fair value of life policies	—	14,062	—	14,062

Total assets	$—	$14,062	$18,958	$33,020

        The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarters ended June 27, 2009 and June 28,

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

6. Fair Value (Continued)

2008. Our auction rate securities were valued at fair value by management in part utilizing an independent valuation reviewed by management which used pricing models and discounted cash flow methodologies incorporating assumptions that reflect the assumptions a marketplace participant would use at June 27, 2009.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six months ended
Auction rate securities	June 27, 2009	June 28, 2008
Beginning balance	$18,958	$—
Transfers in and/or out of Level 3	—	21,175
Total gains or losses (realized/unrealized):
Included in earnings	(47)	—
Included in other comprehensive income	442	(1,185)
Purchases, issuances and settlements	—	—

Ending balance	$19,353	$19,990

7. Goodwill and Other Intangible Assets

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	June 27, 2009		December 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$491,651	$(12,837)	$470,414	$(12,836)

Other intangible assets not subject to amortization:
Research models	$3,438	$—	$3,438	$—
Other intangible assets subject to amortization:
Backlog	17,913	(15,990)	16,068	(15,259)
Customer relationships	291,456	(148,516)	258,607	(131,410)
Customer contracts	1,655	(1,655)	1,655	(1,655)
Trademarks and trade names	4,581	(4,087)	4,581	(3,933)
Standard operating procedures	657	(657)	657	(651)
Other identifiable intangible assets	11,076	(6,502)	10,100	(6,098)

Total other intangible assets	$330,776	$(177,408)	$295,106	$(159,006)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Goodwill and Other Intangible Assets

        The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

		Adjustments to Goodwill
	Balance at December 27, 2008	Acquisitions	Foreign Exchange/ Other	Balance at June 27, 2009
Research Models and Services
Gross carrying amount	$30,947	$21,749	$12	$52,708
Accumulated amortization	(4,846)	—	(1)	(4,847)
Preclinical Services
Gross carrying amount	439,467	—	(524)	438,943
Accumulated amortization	(7,990)	—	—	(7,990)
Total
Gross carrying amount	$470,414	$21,749	$(512)	$491,651
Accumulated amortization	(12,836)	—	(1)	(12,837)

8. Long-Term Debt

Long-Term Debt

        Long-term debt consists of the following:

	June 27, 2009	December 27, 2008
2.25% Senior convertible debentures:
Principal	$349,995	$350,000
Unamortized debt discount	(54,861)	(60,767)

Net carrying amount of senior convertible debentures	295,134	289,233
Term loan facilities	117,700	134,967
Revolving credit facility	108,000	90,000
Other long-term debt, represents secured and unsecured promissory notes, interest rates between 0% and 11.6% at March 28, 2009 and December 29, 2007, maturing between 2008 and 2013	774	806

Total debt	521,608	515,006
Less: current portion of long-term debt	(35,293)	(35,322)

Long-term debt	$486,315	$479,684

        The interest rates applicable to term loans and revolving loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio. Based on our leverage ratio, the margin range for LIBOR-based loans is 0.625% to 0.875%. As of June 27, 2009, the interest rate margin was 0.625%.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Long-Term Debt (Continued)

        We pledged the stock of certain subsidiaries as well as certain U.S. assets for our credit agreements. In addition, credit agreements include certain customary representations and warranties, events of default, notice of material adverse change to our business and negative and affirmative covenants including the ratio of consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest expense, for any period of four consecutive fiscal quarters, of no less than 3.5 to 1.0 as well as the ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization for any period of four consecutive fiscal quarters, of no more than 3.0 to 1.0. As of June 27, 2009 we were compliant with all financial covenants specified in the credit agreement. We had $5,627 outstanding under letters of credit as of June 27, 2009.

        Our $350,000 of 2.25% Convertible Senior Notes (the 2013 Notes) due in June, 2013 with interest payable semi-annually. The 2013 Notes are convertible into cash for the principal amount and shares of our common stock for the conversion premium (or, at our election, cash in lieu of some or all of such common stock), if any, based on an initial conversion rate, subject to adjustment, of 20.4337 shares of our common stock per $1,000 principal amount of notes (which represents an initial conversion price of $48.94 per share), only in the following circumstances and to the following extent: (1) during any fiscal quarter beginning after July 1, 2006 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period, or the measurement period, in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (3) upon the occurrence of specified corporate transactions, as described in the indenture for the 2013 Notes; and (4) at the option of the holder at any time beginning on the date that is two months prior to the stated maturity date and ending on the close of business on the second trading-day immediately preceding the maturity date. Upon conversion, we will pay cash and shares of our common stock (or, at our election, cash in lieu of some or all of such common stock), if any. If we undergo a fundamental change as described in the indenture for the 2013 Notes, holders will have the option to require us to purchase all or any portion of their notes for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the purchase date. If the 2013 Notes were converted on June 27, 2009, they would have a value less than their principal amount.

        At June 27, 2009, the fair value of our outstanding convertible senior notes was approximately $316,745 based on their quoted market value and no conversion triggers were met.

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

        As of June 27, 2009, $54,861 of debt discount remained and will be amortized over 16 quarters. As of June 27, 2009 and December 27, 2008, the equity component of our convertible debt was $88,492. In accordance with FSP 14-1 interest expense related to our convertible debt of $2,976 and $2,783 was recognized for the three months ended June 27, 2009 and June 28, 2008, respectively, and for the for the six months ended June 27, 2009 and June 28, 2008, $5,906 and $5,523, respectively, yielding an effective interest rate of 6.93% on the liability component. In addition, $1,969 and $3,937 of contractual interest expense was recognized on our convertible debt during the three and six months ended June 27, 2009 and $1,969 and $3,916 of contractual interest expense was recognized on our convertible debt during the three and six months ended June 28, 2008, respectively. Capitalized interest of $271 and $776, respectively, was recorded in accordance with FSP 14-1 during the quarters ended June 27, 2009 and June 28, 2008.

        The condensed consolidated income statement was retroactively modified compared to previously reported amounts as follows:

	Three Months Ended June 28, 2008	Six Months Ended June 28, 2008
Additional depreciation expense	$(15)	$(29)
Additional pre-tax non-cash interest expense	(1,938)	(3,682)
Additional deferred tax benefit	832	1,575

Retroactive change in net income	$(1,121)	$(2,136)

Change to basic earnings per share	$(0.02)	$(0.03)
Change to diluted earnings per share	$(0.01)	$(0.03)

        Principal maturities of existing debt which excludes unamortized debt discount for the periods set forth in the table below are as follows:

Twelve months ending
June, 2010	$35,293
June, 2011	31,208
June, 2012	159,973
June, 2013	349,995
June, 2014	0

Total	$576,469

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Equity

Earnings per Share

        Basic earnings per share for the three and six months ended June 27, 2009 and June 28, 2008 were computed by dividing earnings available to common shareowners for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for the three and six months ended June 27, 2009 and June 28, 2008 has been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.

        Options to purchase 6,332,469 and 824,421 shares were outstanding in each of the three respective months ended June 27, 2009 and June 28, 2008, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase 4,388,779 and 941,242 shares were outstanding in each of the respective six months ended June 27, 2009 and June 28, 2008, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

        Basic weighted average shares outstanding for the three and six months ended June 27, 2009 and June 28, 2008 excluded the weighted average impact of 1,033,119 and 839,151 shares, respectively, of non-vested fixed restricted stock awards.

        The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for income from continuing operations and income (loss) from operations of discontinued businesses:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Numerator:
Net income attributable to common shareowners	$34,154	$49,066	$59,559	$93,205

Denominator:
Weighted average shares outstanding—Basic	65,046,023	67,328,432	65,467,929	67,416,639
Effect of dilutive securities:
2.25% senior convertible debentures	—	1,454,072	—	1,438,261
Stock options and contingently issued restricted stock	173,182	1,271,120	144,342	1,318,566
Warrants	3,293	310,019	3,227	290,626

Weighted average shares outstanding—Diluted	65,222,498	70,363,643	65,615,498	70,464,092

Basic earnings per share	$0.53	$0.73	$0.91	$1.38
Diluted earnings per share	$0.52	$0.70	$0.91	$1.32

        The sum of our quarterly earnings per share does not necessarily equal our earnings per share for the six months ended June 27, 2009 and June 28, 2008 due to rounding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Equity (Continued)

Treasury Shares

        The Board of Directors has authorized a share repurchase program, originally authorized on July 27, 2005 and subsequently amended on October 26, 2005, May 9, 2006, August 1, 2007 and July 24, 2008 to acquire up to a total of $600,000 of common stock. The program does not have a fixed expiration date. In order to facilitate these share repurchases, we entered into Rule 10b5-1 Purchase Plans. As of June 27, 2009, approximately $144,753 remains authorized for share repurchases.

        Share repurchases during the three and six months ended June 27, 2009 and June 28, 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Number of shares of common stock repurchased	507,500	535,000	1,593,500	887,000
Total cost of repurchase	$14,002	$32,771	$42,387	$53,887

        Additionally, the Company's 2000 Incentive Plan and 2007 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the six months ended June 27, 2009 and June 28, 2008, we acquired 58,282 shares for $1,483 and 80,534 shares for $4,726, respectively, as a result of such withholdings. During the three months ended June 27, 2009 and June 28, 2008, we acquired 2,794 shares for $78 and 4,416 shares for $270, respectively.

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

        As part of our recapitalization in 1999, we issued 150,000 units, each comprised of a $1,000 senior subordinated note and a warrant to purchase 7.6 shares of our common stock for total proceeds of $150,000. We allocated the $150,000 offering proceeds between the senior subordinated notes ($147,872) and the warrants ($2,128), based upon the estimated fair value. The portion of the proceeds allocated to the warrants is reflected as capital in excess of par in the accompanying consolidated financial statements. Each warrant entitles the holder, subject to certain conditions, to purchase 7.6 shares of our common stock at an exercise price of $5.19 per share of common stock, subject to adjustment under some circumstances. Upon exercise, the holders of warrants would be entitled to purchase 1,140 shares of our common stock as of June 27, 2009. The warrants expire on October 1, 2009.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Equity (Continued)

        A summary of the changes in equity for the six months ended June 27, 2009 and June 28, 2008 is provided below:

	Six Months Ended
	June 27, 2009			June 28, 2008
	Shareowners' Equity	Noncontrolling Interest	Total Equity	Shareowners' Equity	Noncontrolling Interest	Total Equity
Equity, beginning of the period as previously reported	$1,199,025	$422	$1,199,447	$1,860,467	$3,500	$1,863,967
Add adjustment for cumulative effect on prior periods of applying retrospectively the new method of accounting for convertible debt	42,261	—	42,261	44,924	—	44,924

Equity, beginning of the period, as adjusted	1,241,286	422	1,241,708	1,905,391	3,500	1,908,891
Components of comprehensive income, net of tax:
Net income	59,559	(1,035)	58,524	93,205	(341)	92,864
Foreign currency translation adjustment	15,642	—	15,642	11,753	49	11,802
Change in pension benefits		—		4,888	—	4,888
Amortization of pension, net gain/loss and prior service cost	757	—	757	188	—	188
Unrealized loss on marketable securities	442	—	442	(1,135)	—	(1,135)

Total comprehensive income	76,400	(1,035)	75,365	108,899	(292)	108,607
Tax benefit (detriment) associated with stock issued under employee compensation plans	(2,433)	—	(2,433)	3,534	—	3,534
Issuance of stock under employee compensation plans	47	—	47	16,512	—	16,512
Exercise of warrants	6	—	6	—	—	—
Acquisition of treasury shares	(43,870)	—	(43,870)	(58,613)	—	(58,613)
Stock-based compensation	12,133	—	12,133	12,940	—	12,940

Equity, end of the period	$1,283,569	$(613)	$1,282,956	$1,988,663	$3,208	$1,991,871

        Effective December 28, 2008, we adopted the provisions of FAS 160. Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity; and consolidated net income to be recast to include net income (loss) attributable to the noncontrolling interest. As a result of this adoption, we reclassified noncontrolling interests in the amounts of

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Equity (Continued)

$(613) and $422 from the mezzanine section to equity in the June 27, 2009 and December 28, 2008 balance sheets, respectively.

10. Income Taxes

        The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Income before income taxes and minority interest	$47,285	$65,896	$82,312	$126,135
Effective tax rate	28.8%	25.9%	28.9%	26.4%

Provision for income tax	$13,630	$17,088	$23,788	$33,271

        Our overall effective tax rate was 28.8% in the second quarter of 2009 and 25.9% in the second quarter of 2008. The increase from the 25.9% effective tax rate in the second quarter of 2008 is primarily attributable to declines in Canadian investment tax credits and unbenefitted start-up losses incurred in the second quarter of 2009 related to the Company's PCS facility in China.

        During the second quarter of 2009, our unrecognized tax benefits recorded in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, increased by $1,545 to $30,038 primarily due to foreign exchange movement and ongoing evaluation of uncertain tax positions in the current and prior period. The amount of unrecognized tax benefits that would impact the effective tax rate favorably if recognized increased by $1,191 to $22,295 during the second quarter of 2009.

        We conduct business in a number of tax jurisdictions. As a result, we are subject to tax audits on a regular basis including, but not limited to, such major jurisdictions as the United States, the United Kingdom, Germany and Canada. With few exceptions, we are no longer subject to U.S. and international income tax examinations for years before 2003.

        We and certain of our subsidiaries are currently under audit by the Canada Revenue Agency (CRA), the German Tax Office, the Internal Revenue Service (IRS) in the United States, and the Commonwealth of Massachusetts.

        During the second quarter of 2009, we received Notices of Reassessment from the CRA with respect to tax credits claimed in 2003 and 2004 by our Canadian PCS subsidiary. We disagree with the positions taken by the CRA and intend to contest them by filing formal Notices of Objection with the agency. We do not believe that resolution of the reassessments with CRA will have a material impact on our financial position or results of operations. It is possible that CRA will propose similar adjustments for later years.

        It is reasonably possible that the Company will settle with the IRS Appeals division on proposed adjustments related to the 2004 and 2005 tax filings for the Company and an acquired subsidiary and conclude an IRS examination of the 2006 tax filings for the Company within the next twelve months. We do not anticipate that the settlement of the proposed audit adjustments, which relate primarily to

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

10. Income Taxes (Continued)

issues associated with an acquisition, will have a material impact on our financial position or results of operations. We believe that we have appropriately provided for all uncertain tax positions.

11. Employee Benefits

        The following table provides the components of net periodic benefit cost for our defined benefit plans:

Pension Benefits

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Service cost	$2,139	$1,835	$4,314	$3,311
Interest cost	2,699	5,470	5,381	8,729
Expected return on plan assets	(2,781)	(6,154)	(5,510)	(9,679)
Amortization of prior service cost	(782)	(388)	(914)	(522)
Amortization of net loss (gain)	398	(64)	813	(46)

Net periodic benefit cost	$1,673	$699	$4,084	$1,793

Company contributions	$9,772	$2,783	$11,307	$5,413

Supplemental Retirement Benefits

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Service cost	$74	$226	$311	$451
Interest cost	272	426	742	853
Amortization of prior service cost	125	125	249	249
Amortization of net loss	(15)	96	62	192

Net periodic benefit cost	$456	$873	$1,364	$1,745

        We expect to contribute $16,688 to these plans during 2009.

12. Stock-Based Compensation Plans

        We grant stock options and restricted stock to employees and non-employee directors under our share-based compensation plans. Stock-based compensation cost is measured at grant date, based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

12. Stock-Based Compensation Plans (Continued)

service period. The effect of recording stock-based compensation for the three and six months ended June 27, 2009 and June 28, 2008 was as follows:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Stock-based compensation expense by type of award:
Stock options	$2,891	$2,500	$5,356	$5,487
Restricted stock	3,467	4,119	6,576	7,453

Share-based compensation expense before tax	6,358	6,619	11,932	12,940
Income tax benefit	(2,279)	(2,426)	(4,254)	(4,599)

Reduction to net income	$4,079	$4,193	$7,678	$8,341

Reduction to earnings per share:
Basic	$0.06	$0.06	$0.12	$0.12
Diluted	$0.06	$0.06	$0.12	$0.12
Effect on income by line item:
Cost of sales	$1,936	$1,677	$3,559	$3,427
Selling and administration	4,422	4,942	8,373	9,513

Share-based compensation expense before tax	6,358	6,619	11,932	12,940
Income tax benefit	(2,279)	(2,426)	(4,254)	(4,599)

Reduction to net income	$4,079	$4,193	$7,678	$8,341

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

12. Stock-Based Compensation Plans (Continued)

        The fair values of stock option awards granted were estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Options Granted In:
	2009	2008
Expected life (in years)	4.50	4.50
Expected volatility	25%	24%
Risk-free interest rate	1.86%	2.76%
Expected dividend yield	0.0%	0.0%
Weighted average grant date fair value	$6.13	$14.90

Stock Options

        The following table summarizes the stock option activity in the equity incentive plans from December 27, 2008 through June 27, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 27, 2008	4,481,120	$43.93
Options granted	2,232,024	$25.26
Options exercised	(3,882)	$12.23
Options cancelled	(257,281)	$43.70
Options outstanding as of June 27, 2009	6,451,981	$37.50	5.27 years	$20,492

Options exercisable as of June 27, 2009	3,030,282	$41.54	4.37 years	$2,925

        As of June 27, 2009, the unrecognized compensation cost related to unvested stock options was $27,079 net of estimated forfeitures. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 33 months.

        The total fair value of the options vested during the three and six months ended June 27, 2009 was $1,215 and $7,226, respectively. The total fair value of the options vested during the three and six months ended June 28, 2008 was $1,434 and $9,415, respectively.

        The total intrinsic value of options exercised during the three and six months ended June 27, 2009 was $68 and $61, respectively. The total intrinsic value of options exercised during the three and six months ended June 28, 2008 was $4,047 and $10,323, respectively. Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price.

        The total amount of cash received from the exercise of options during the six months ended June 27, 2009 and June 28, 2008 was $47 and $16,512, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $17 and $3,689 for the six months ended June 27, 2009 and June 28, 2008, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

12. Stock-Based Compensation Plans (Continued)

        We settle employee stock option exercises with newly issued common shares.

Restricted Stock

        Stock compensation expense associated with restricted common stock is charged for the market value on the date of grant, less estimated forfeitures, and is amortized over the awards' vesting period on a straight-line basis.

        The following table summarizes the restricted stock activity from December 27, 2008 through June 27, 2009:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding December 27, 2008	777,494	$50.58
Granted	532,230	$24.63
Vested	(209,731)	$53.86
Cancelled	(66,874)	$45.02

Outstanding June 27, 2009	1,033,119	$36.58

        As of June 27, 2009, the unrecognized compensation cost related to unvested restricted stock was $30,272 net of estimated forfeitures. This unrecognized compensation will be recognized over an estimated weighted average amortization period of 31 months.

        The total fair value of restricted stock grants that vested during the three and six months ended June 27, 2009 was $1,523 and $10,515, respectively. The total fair value of restricted stock grants that vested during the three and six months ended June 28, 2008 was $1,420 and $12,826, respectively.

Performance-Based Stock Award Program

        During the three and six months ending June 27, 2009 and June 28, 2008, compensation expense of $106 and $856; $201 and $1,538, respectively, was recorded associated with performance based stock awards.

13. Commitments and Contingencies

        Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against us. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect our consolidated financial statements. In addition, we have certain purchase commitments related to the completion of ongoing capacity expansion which amounted to approximately $5,091 as of June 27, 2009.

14. Business Segment Information

        We report two segments, Research Models and Services (RMS) and Preclinical Services (PCS).

        Our RMS segment includes sales of research models, genetically engineered models and services, research animal diagnostics, discovery services, consulting and staffing services, vaccine support and

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

14. Business Segment Information (Continued)

endotoxin and microbial detection. Our PCS segment includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical, bioanalysis, pharmacokinetics and drug metabolism services as well as Phase I clinical trials.

        The following table presents sales to unaffiliated customers and other financial information by product line segment:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Research Models and Services
Net sales	$165,682	$172,848	$327,172	$341,444
Gross margin	71,206	76,429	139,519	152,685
Operating income	50,894	52,199	98,338	108,012
Depreciation and amortization	8,049	7,024	15,722	13,690
Capital expenditures	6,307	23,898	13,931	34,507
Preclinical Services
Net sales	$142,477	$179,286	$282,513	$348,375
Gross margin	43,257	61,558	83,164	115,679
Operating income	16,336	28,849	26,882	52,117
Depreciation and amortization	14,851	16,012	29,148	31,693
Capital expenditures	14,130	41,055	31,131	71,076

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Total segment operating income	$67,230	$81,048	$125,220	$160,129
Unallocated corporate overhead	(16,568)	(11,740)	(34,665)	(27,335)

Consolidated operating income	$50,662	$69,308	$90,555	$132,794

        A summary of unallocated corporate overhead consists of the following:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Stock-based compensation expense	$2,877	$3,294	5,570	$6,361
U.S. retirement plans	1,182	(2,226)	2,626	(611)
Audit, tax and related expenses	650	552	1,357	1,262
Salary and bonus	5,460	5,519	10,246	10,872
Global IT	2,393	1,594	4,886	3,219
Employee health and fringe cost	1,493	(988)	3,581	114
Consulting and outside services	217	315	626	743
Severance	5	—	1,653	—
Transaction (acquisition/disposition) costs	496	3	822	5
Other general unallocated corporate expenses	1,795	3,677	3,298	5,370

	$16,568	$11,740	$34,665	$27,335

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

15. Recently Issued Accounting Standards

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

        Effective December 28, 2008, we adopted FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The adoption of this statement did not have an impact on our consolidated financial statements.

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

        Effective December 28, 2008, we adopted FAS No. 141(R), Business Combinations (FAS 141(R)) and No. 160, Noncontrolling Interests in Consolidated Financial Statements (FAS 160). FAS 141(R) and FAS 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests, formerly "minority interest," in a subsidiary. FAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. FAS 141(R) changes how business acquisitions are accounted for and will impact the annual goodwill impairment test associated with acquisitions that close both before and after its effective date. FAS 141(R) amends FAS 109 changing the accounting for adjustments to deferred tax asset valuation allowances and income tax uncertainties related to acquisitions that close both before and after its effective date, generally requiring adjustments to be reflected in income tax expense. The adoption of FAS 141(R) and FAS 160 has not materially impacted our consolidated financial statements to date.

        Effective March 29, 2009, we adopted FSP FAS 157-4, "Determining Fair Value When the Volume and Level Activity for the Asset of Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides additional guidance for estimating fair value in accordance

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

15. Recently Issued Accounting Standards (Continued)

with FAS 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The adoption of this FSP did not have an impact on our consolidated financial statements.

        Effective March 29, 2009, we adopted FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." This FSP amends the other-than-temporary impairment guidance in U.S.GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of this FSP did not have a material impact on our consolidated financial statements.

        Effective March 29, 2009, we adopted FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. The adoption of this FSP did not have an impact on our consolidated financial statements.

        In December 2008, the FASB issued FSP FAS 132 (R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." This FSP amends FAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of defined benefit pension or other postretirement plan. The disclosures required by this FSP shall be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. The adoption of this FSP will not have an impact on our consolidated financial statements.

        In June 2009, the FASB issued FAS 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 which is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement will not have an impact on our consolidated financial statements.

        In June 2009, the FASB issued FAS 167, Amendments to FASB Interpretation No. 46(R) effective for fiscal years starting after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. This statement amends certain requirements of FASB Interpretation No. 46 Consolidation of Variable Interest Entities, to improve financial reporting and to provide more relevant and reliable information to users of financial statements. The adoption of this standard is not expected to have an impact on our consolidated financial statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

15. Recently Issued Accounting Standards (Continued)

        In June 2009, the FASB issued FAS 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 effective for fiscal years beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The objective of this statement is to improve the information an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. The adoption of this pronouncement is not expected to have an impact on our consolidated financial statements.

16. Subsequent Events

        On July 31, 2009, we purchased Finland based Cerebricon Ltd. for approximately $9,000 in cash. Cerebricon Ltd. provides discovery services for therapeutic products for treatment of diseases of the central nervous system (CNS), supported by in vivo imaging capabilities. Cerebricon will join Charles River Discovery and Imaging Services (DIS), a business which has been strategically expanded through the acquisition of MIR and Piedmont Research Center.

        In addition on July 31, 2009, we entered into an agreement to acquire Systems Pathology Company, LLC (SPC), a pathology-based software company developing the Computer Assisted Pathology System (CAPS™), which is expected to be the next generation of automated digital imaging software tools to augment traditional toxicologic pathology practices. SPC is focused on developing state-of-the-art imaging technologies to automate the labor-intensive tissue evaluation process, which is a significant component of standard preclinical studies. The strategic benefits of the CAPS™ platform are to enhance the automation, accuracy, consistency and throughput of traditional toxicologic pathology workflow. SPC will be acquired for an initial payment of approximately $24,000, with future contingent payments based on the achievement of certain undisclosed milestones. The transaction is expected to close during the third quarter of 2009, subject to customary closing conditions.

        In accordance with FAS 165, Subsequent Events, issued in May 2009 by the FASB, we have evaluated subsequent events through the date these financial statements were issued, August 5, 2009. FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

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

        Our sales this year have been impacted by continued measured spending by major pharmaceuticals and biotechnology companies due to the impact of the slower economy and world wide credit crisis on our customers, as well as significant impending patent expirations. We believe the reduced demand, which was evident starting in the middle of 2008, has been primarily due to factors which include: business restructuring and reprioritization of pipelines by pharmaceutical and biotechnology clients, which led to significant study slippage and delays in customer decisions and commitments; lack of funding for biotechnology companies; tight cost controls which resulted in more measured spending and pricing pressure; and a focus on late-stage (human) testing as customers endeavor to bring drugs to market. In addition, pharmaceutical and biotechnology companies appear to be entering a period of accelerating consolidation, which is resulting in demand uncertainty. We expect these factors to persist throughout 2009, but we believe that the long-term drivers for our business as a whole will primarily emerge from our customers' continued demand for research models and services and regulatory compliant preclinical services, which are essential to the drug development process.

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

        We are using this period of market uncertainty to streamline our operations, and have implemented actions to improve our operating efficiency. The actions we implemented in 2009 include initiating restrictions on hiring, a salary freeze for a substantial percentage of our workforce, including all incentive-eligible employees, continued tight control of discretionary spending and implementing a headcount reduction, predominately in our Preclinical Services (PCS) business segment, reduction in targeted bonus amounts and other benefits, and the planned closure of our Arkansas facility. As a result of these actions, we recorded a charge for severance costs of $8.8 million during 2009. We expect that these actions will reduce costs by approximately $25 million in 2009, with an annual run-rate of approximately $30 million. We divested our clinical Phase I operation in Scotland in the second quarter.

        Our capital expenditures totaled $20.4 million in the second quarter of 2009, compared to $65.0 million in the second quarter of 2008. We have evaluated our expansion plans, taking into consideration the factors that are affecting our sales growth and determined that we have sufficient capacity to accommodate our clients' current demand. We opened the Sherbrooke (Canada) facility in the second quarter of 2009, in order to relieve capacity constraints at our Montreal facility. In addition to internally generated organic growth, our business strategy includes strategic "bolt-on" acquisitions that complement our business, increase the rate of our growth or geographically expand our existing services, as evidenced by our acquisition of Piedmont Research Center in the second quarter of 2009.

        Total net sales during the second quarter of 2009 were $308.2 million, a decrease of 12.5% over the same period last year. The sales decrease was due to slower demand for PCS and Research Models and Services (RMS), due to reduced biopharmaceutical spending. The effect of foreign currency translation had a negative impact of 5.1% on sales growth. Our gross margin percentage was 37.1% during the second quarter, compared to 39.2% over the same period last year. This decrease was due mainly to the impact of our lower sales. Our operating income for the second quarter of 2009 was $50.7 million compared to $69.3 million for the second quarter of 2008, a decrease of 26.9%. The operating margin was 16.4% for the second quarter of 2009 compared to 19.7% for the prior year.

        Our net income attributable to common shareholders was $34.2 million for the three months ended June 27, 2009, compared to $49.1 million for the three months ended June 28, 2008. Diluted earnings per share for the second quarter of 2009 were $0.52, compared to $0.70 for the second quarter of 2008.

        Total net sales during the six months ended June 27, 2009 were $609.7 million, a decrease of 11.6% over the same period last year. The sales decrease was due primarily to slower demand for PCS and RMS. The effect of foreign currency translation had a negative impact on sales growth of 5.2%. Our gross margin decreased to 36.5% of net sales for the six months ended June 27, 2009, compared to 38.9% of net sales for the first six months of 2008, due primarily to the impact of our lower sales and severance costs.

        Our operating income for the six months ended June 27, 2009 was $90.6 million compared to $132.8 million for the six months ended June 28, 2008, a decrease of 31.8%. Our operating margin was 14.9% for the six months ended June 27, 2009 compared to 19.3% for the prior year. Net income attributable to common shareholders was $59.6 million for the six months ended June 27, 2009 compared to $93.2 million for the six months ended June 28, 2008. Diluted earnings per share from continuing operations for the first six months of 2009 were $0.91 compared to $1.32 for the first six months of 2008.

        We report two segments: RMS and PCS, which reflect the manner in which our operating units are managed.

        Our RMS segment, which represented 53.8% of net sales in the second quarter of 2009, includes sales of research models, genetically engineered models and services (GEMS), research animal diagnostics, discovery and imaging services, consulting and staffing services, vaccine support, and endotoxin and microbiological detection (formerly referred to as our In Vitro business unit). Net sales for this segment decreased 4.1% compared to the second quarter of 2008, due to unfavorable foreign currency translation of 4.6%. Although the Consulting & Staffing Services business reported lower sales and we divested our Vaccine business in Mexico in 2008, these decreases were offset by the addition of Piedmont Research Center and MIR Preclinical Services. Gross margin decreased to 43.0% from 44.2% due primarily to the impact of our fixed costs with the lower sales. Operating margin increased to 30.7% from 30.2% due primarily to lower operating expenses in Japan.

        Sales on a year to date basis for our RMS business segment decreased 4.2% compared to the first six months of 2008. Operating income on a year to date basis was $98.3 million compared to $108.0 million, a decrease of $9.7 million, or 9.0%, from the same period last year. Operating income for the first six months as a percent of net sales decreased to 30.1% compared to 31.6% for the same period last year.

        Our PCS segment, which represented 46.2% of net sales in the second quarter of 2009, includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical, bioanalysis, pharmacokinetics and drug metabolism services as well as Phase I clinical trials. Sales for this segment for the second quarter of 2009 decreased 20.5% over the second quarter of 2008. The sales decrease was driven by reduced biopharmaceutical spending, partially offset by the addition of NewLab BioQuality AG, which we acquired in September of 2008. Unfavorable foreign currency decreased sales growth by 5.6%. We experienced decreases in both the PCS gross margin and operating margin (to 30.4% from 34.3% and to 11.5% from 16.1%, respectively), mainly as a result of lower capacity utilization due to the lower sales volume, increased pricing pressure, and costs associated with the start up of our new facilities in China and Canada.

        Sales on a year to date basis for our PCS segment decreased 18.9% over the same period last year. Operating income for the first six months decreased to 9.5% of net sales, compared to 15.0% for the first six months of 2008, due mainly to decreased gross margin.

        Our unallocated corporate headquarters cost increased to $16.5 million in the second quarter of 2009, from $11.7 million in the second quarter of 2008 due mainly to increased health care costs and a pension curtailment gain in 2008.

Three Months Ended June 27, 2009 Compared to Three Months Ended June 28, 2008

        Net Sales.    Net sales for the three months ended June 27, 2009 were $308.2 million, a decrease of $43.9 million, or 12.5%, from $352.1 million for the three months ended June 28, 2008.

        Research Models and Services.    For the three months ended June 27, 2009, net sales for our RMS segment declined to $165.7 million from $172.8 million for the three months ended June 28, 2008, a decrease of 4.1%. RMS sales declined due to unfavorable foreign currency translation, which decreased sales growth by approximately 4.6%, and reduced consulting and staffing services partially offset by the acquisitions of Piedmont Research Center and MIR Preclinical Services.

        Preclinical Services.    For the three months ended June 27, 2009, net sales for our PCS segment were $142.5 million, a decrease of $36.8 million, or 20.5%, compared to $179.3 million for the three months ended June 28, 2008. The decrease was primarily due to reduced biopharmaceutical spending and unfavorable foreign currency translation, which decreased sales growth by 5.6%, partially offset by the addition of NewLab BioQuality AG, which we acquired in September 2008.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the three months ended June 27, 2009 was $193.7 million, a decrease of $20.4 million, or 9.5%, from $214.1 million for the three months ended June 28, 2008. Cost of products sold and services provided for the three months ended June 27, 2009 was 62.9% of net sales, compared to 60.8% for the three months ended June 28, 2008.

        Research Models and Services.    Cost of products sold and services provided for RMS for the three months ended June 27, 2009 was $94.5 million, a decrease of $1.9 million, or 2.0%, compared to $96.4 million for the three months ended June 28, 2008. Cost of products sold and services provided increased as a percentage of net sales to 57.0% for the three months ended June 27, 2009, compared to the three months ended June 28, 2008 at 55.8% of net sales. The increase in cost as a percent of sales was due to the impact of our fixed costs with the lower sales.

        Preclinical Services.    Cost of services provided for the PCS segment for the three months ended June 27, 2009 was $99.2 million, a decrease of $18.5 million, or 15.7%, compared to $117.7 million for the three months ended June 28, 2008. Cost of services provided as a percentage of net sales was 69.6% for the three months ended June 27, 2009, compared to 65.7% for the three months ended

June 28, 2008. The increase in cost of services provided as a percentage of net sales was primarily due to lower capacity utilization.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended June 27, 2009 were $56.5 million, a decrease of $4.6 million, or 7.4%, from $61.1 million for the three months ended June 28, 2008. Selling, general and administrative expenses for the three months ended June 27, 2009 were 18.4% of net sales compared to 17.3% of net sales for the three months ended June 28, 2008. The increase as a percentage of sales was due primarily to increased health care costs and a pension curtailment gain in 2008 and lower sales.

        Research Models and Services.    Selling, general and administrative expenses for RMS for the three months ended June 27, 2009 were $18.7 million, a decrease of $5.0 million, or 21.5%, compared to $23.7 million for the three months ended June 28, 2008. Selling, general and administrative expenses decreased as a percentage of sales to 11.2% for the three months ended June 27, 2009 from 13.7% for the three months ended June 28, 2008, due mainly to lower operating expenses in Japan.

        Preclinical Services.    Selling, general and administrative expenses for the PCS segment for the three months ended June 27, 2009 were $21.3 million, a decrease of $4.4 million, or 16.6%, compared to $25.7 million for the three months ended June 28, 2008. Selling, general and administrative expenses for the three months ended June 27, 2009 increased to 15.1% of net sales, compared to 14.3% of net sales for the three months ended June 28, 2008.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various costs primarily related to activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions was $16.5 million for the three months ended June 27, 2009, compared to $11.7 million for the three months ended June 28, 2008. The increase in unallocated corporate overhead during the second quarter of 2009 was due primarily to growth in health care costs and a pension curtailment gain in 2008.

        Amortization of Other Intangibles.    Amortization of other intangibles for the three months ended June 27, 2009 was $7.3 million, a decrease of $0.3 million, from $7.6 million for the three months ended June 28, 2008.

        Research Models and Services. In the second quarter of 2009, amortization of other intangibles for our RMS segment was $1.7 million, an increase of $1.2 million from $0.5 million in the second quarter of 2008.

        Preclinical Services.    For the three months ended June 27, 2009, amortization of other intangibles for our PCS segment was $5.6 million, compared to $7.1 million for the three months ended June 28, 2008.

        Operating Income.    Operating income for the three months ended June 27, 2009 was $50.7 million, a decrease of $18.6 million, or 26.9%, from $69.3 million for the three months ended June 28, 2008. Operating income for the three months ended June 27, 2009 was 16.4% of net sales, compared to 19.7% of net sales for the three months ended June 28, 2008.

        Research Models and Services.    For the three months ended June 27, 2009, operating income for our RMS segment was $50.8 million, a decrease of $1.4 million, or 2.5%, from $52.2 million for the three months ended June 28, 2008. Operating income as a percentage of net sales for the three months ended June 27, 2009 was 30.7%, compared to 30.2% for the three months ended June 28, 2008. The increase in operating income as a percentage of sales was primarily due to lower operating expenses in Japan.

        Preclinical Services.    For the three months ended June 27, 2009, operating income for our PCS segment was $16.4 million, a decrease of $12.4 million, or 43.4%, from $28.8 million for the three months ended June 28, 2008. Operating income as a percentage of net sales decreased to 11.5%, compared to 16.1% of net sales for the three months ended June 28, 2008. The decrease in operating income as a percentage of net sales was primarily due to the impact of lower sales.

        Interest Expense.    Interest expense for the three months ended June 27, 2009 was $5.4 million, compared to $5.2 million for the three months ended June 28, 2008. The increase is due to increased interest expense on the convertible debt and reduced capitalized interest and is partially offset by lower debt balances and lower interest rates on outstanding debt.

        Interest Income.    Interest income during the second quarter of 2009 was $0.4 million compared to $2.1 million during the second quarter of 2008 due to lower cash balances and lower interest rates on invested funds worldwide.

        Income Taxes.    Income tax expense for the three months ended June 27, 2009 was $13.6 million, a decrease of $3.5 million compared to $17.1 million for the three months ended June 28, 2008. Our effective tax rate was 28.8% for the second quarter of 2009, compared to 25.9% for the second quarter of 2008. The increase in the effective tax rate in the second quarter of 2009 was primarily due to a decline in Canadian investment tax credits and unbenefitted start-up losses in China.

        Net Income attributable to common shareowners.    Net income attributable to common shareowners in the second quarter of 2009 was $34.2 million, compared to $49.1 million in the same period last year.

Six Months Ended June 27, 2009 Compared to Six Months Ended June 28, 2008

        Net Sales.    Net sales for the six months ended June 27, 2009 were $609.7 million, a decrease of $80.1 million, or 11.6%, from $689.8 million for the six months ended June 28, 2008.

        Research Models and Services.    For the six months ended June 27, 2009, net sales for our RMS segment were $327.2 million, a decrease of $14.2 million, or 4.2%, from $341.4 million for the six months ended June 28, 2008. Unfavorable foreign currency translation decreased sales growth by approximately 4.4%. Lower sales for the Consulting & Staffing Services business and the divestiture of our Vaccine business in Mexico were offset by continued growth of Endotoxin and Microbial Detection products and the addition of MIR Preclinical Services and Piedmont Research Center.

        Preclinical Services.    For the six months ended June 27, 2009, net sales for our PCS segment were $282.5 million, a decrease of $65.9 million, or 18.9%, compared to $348.4 million for the six months ended June 28, 2008. The decrease in PCS sales was primarily due to reduced biopharmaceutical spending and pricing pressure, partially offset by the addition of NewLab BioQuality AG, which we acquired in September of 2008. Unfavorable foreign currency decreased sales growth by 6.0%.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the six months ended June 27, 2009 was $387.0 million, a decrease of $34.4 million, or 8.2%, from $421.4 million for the six months ended June 28, 2008. Cost of products sold and services provided for the six months ended June 27, 2009 was 63.5% of net sales, compared to 61.1% for the six months ended June 28, 2008.

        Research Models and Services.    Cost of products sold and services provided for RMS for the six months ended June 27, 2009 was $187.7 million, a decrease of $1.0 million, or 0.6%, compared to $188.7 million for the six months ended June 28, 2008. Cost of products sold and services provided as a percentage of net sales for the six months ended June 27, 2009 was 57.4% compared to the six months ended June 28, 2008 at 55.3% of net sales. The increase in cost as a percentage of sales was due to the impact of our fixed costs with the lower sales.

        Preclinical Services.    Cost of services provided for the PCS segment for the six months ended June 27, 2009 was $199.3 million, a decrease of $33.4 million, or 14.3%, compared to $232.7 million for the six months ended June 28, 2008. Cost of services provided as a percentage of net sales was 70.6% for the six months ended June 27, 2009, compared to 66.8% for the six months ended June 28, 2008. The increase in cost of products sold and services provided as a percentage of net sales was primarily due to lower capacity utilization and severance costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the six months ended June 27, 2009 were $118.7 million, a decrease of $1.7 million, or 1.4%, from $120.4 million for the six months ended June 28, 2008. Selling, general and administrative expenses for the six months ended June 27, 2009 were 19.5% of net sales compared to 17.5% of net sales for the six months ended June 28, 2008. The increase in selling, general and administrative expenses as a percent of sales was primarily due to the lower sales.

        Research Models and Services.    Selling, general and administrative expenses for RMS for the six months ended June 27, 2009 were $38.6 million, a decrease of $5.0 million, or 11.5%, compared to $43.6 million for the six months ended June 28, 2008. Selling, general and administrative expenses decreased as a percentage of sales to 11.8% for the six months ended June 27, 2009 from 12.8% for the six months ended June 28, 2008 due mainly to lower operating expenses in Japan.

        Preclinical Services.    Selling, general and administrative expenses for the PCS segment for the six months ended June 27, 2009 were $45.5 million, a decrease of $4.0 million, or 8.0%, compared to $49.5 million for the six months ended June 28, 2008. Selling, general and administrative expenses for the six months ended June 27, 2009 increased to 16.1% of net sales compared 14.2% for the six months ended June 28, 2008, due mainly to lower sales.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various costs primarily related to activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions was $34.6 million for the six months ended June 27, 2009, compared to $27.3 million for the six months ended June 28, 2008. The increase in unallocated corporate overhead during the first half of 2009 was due primarily to severance charges related to our cost-saving actions and growth in health care costs in addition to a pension curtailment gain recognized in 2008.

        Amortization of Other Intangibles.    Amortization of other intangibles for the six months ended June 27, 2009 was $13.4 million, a decrease of $1.8 million, from $15.2 million for the six months ended June 28, 2008.

        Preclinical Services.    For the six months ended June 27, 2009, amortization of other intangibles for our PCS segment was $10.8 million, a decrease of $3.3 million from $14.1 million for the six months ended June 28, 2008.

        Operating Income.    Operating income for the six months ended June 27, 2009 was $90.6 million, a decrease of $42.2 million, or 31.8%, from $132.8 million for the six months ended June 28, 2008. Operating income for the six months ended June 27, 2009 was 14.9% of net sales, compared to 19.3% of net sales for the six months ended June 28, 2008.

        Research Models and Services.    For the six months ended June 27, 2009, operating income for our RMS segment was $98.3 million, a decrease of $9.7 million, or 9.0%, from $108.0 million for the six months ended June 28, 2008. Operating income as a percentage of net sales for the six months ended

June 27, 2009 was 30.1%, compared to 31.6% for the six months ended June 28, 2008. The decrease in operating income as a percentage of sales was primarily due to unfavorable capacity utilization.

        Preclinical Services.    For the six months ended June 27, 2009 operating income for our PCS segment was $26.9 million, a decrease of $25.2 million, or 48.4%, from $52.1 million for the six months ended June 28, 2008. Operating income as a percentage of net sales decreased to 9.5%, compared to 15.0% of net sales for the six months ended June 27, 2009. The decrease in operating income as a percentage of net sales was primarily due to lower sales resulting in unfavorable utilization.

        Interest Expense.    Interest expense for the six months ended June 27, 2009 was $10.6 million, compared to $10.4 million for the six months ended June 28, 2008. The increase is due to increased interest expense on the convertible debt and reduced capitalized interest and is partially offset by lower debt balances and lower interest rates on outstanding debt.

        Interest Income.    Interest income for the six months ended June 27, 2009 was $1.0 million compared to $4.8 million for the six months ended June 28, 2008 primarily to lower cash balances and lower interest rates on invested funds.

        Income Taxes.    Income tax expense for the six months ended June 27, 2009 was $23.8 million, a decrease of $9.5 million compared to $33.3 million for the six months ended June 28, 2008. Our effective tax rate was 28.9% for the six months ended June 27, 2009, compared to 26.4% for the six months ended June 28, 2008. The increase in the effective tax rate for the six months ended June 27, 2009 was primarily due to a decline in Canadian investment tax credits and unbenefitted start-up losses in China.

        Net Income attributable to common shareowners.    Net income attributable to common shareowners for the six months ended June 27, 2009 was $59.6 million, compared to the six months ended June 28, 2008 of $93.2 million.

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

        As of June 27, 2009, we had $69.7 million in marketable securities with $50.3 million in time deposits and $19.4 million in auction rate securities rated AAA by a major credit rating agency. Our auction rate securities are guaranteed by U.S. federal agencies. The current overall credit concerns in the capital markets as well as the failed auction status of these securities have impacted our ability to liquidate these investments. If the auctions for the securities we own continue to fail, the investment may not be readily convertible to cash until a future auction of these investments is successful. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

        In 2006, we issued $350.0 million of 2.25% Convertible Senior Notes (the 2013 Notes) due in 2013. At June 27, 2009 the fair value of our outstanding 2013 Notes was approximately $316.7 million based on their quoted market value. During the second quarter of 2009, no conversion triggers were met.

        Cash and cash equivalents totaled $154.8 million at June 27, 2009, compared to $243.6 million at December 27, 2008.

        Net cash provided by operating activities for the six months ending June 27, 2009 and June 28, 2008 was $107.3 million and $126.9 million, respectively. The decrease in cash provided by operations was primarily due to lower earnings. Our days sales outstanding (DSO) increased to 41 days as of June 27, 2009 compared to 40 days as of December 27, 2008 and 39 days as of June 28, 2008. Our DSO includes deferred revenue as an offset to accounts receivable in the calculation.

        Net cash used in investing activities for the six months ending June 27, 2009 and June 28, 2008 was $149.0 million and $70.1 million, respectively. Our capital expenditures during the first six months of 2009 were $45.1 million, of which $13.9 million was related to RMS and $31.2 million to PCS. For 2009, we project capital expenditures to be in the range of $100-$110 million. We anticipate that future capital expenditures will be funded by operating activities and existing credit facilities. During the first half of 2009, we purchased $54.3 million of marketable securities. We paid $51.2 million for acquisitions during 2009, primarily related to our purchase of Piedmont Research Center in the second quarter.

        Net cash used in financing activities for the six months ending June 27, 2009 and June 28, 2008 was $44.4 million and $26.8 million, respectively. During the six months of 2009, we purchased $45.2 million of treasury stock.

New Accounting Pronouncements

        In December 2008, the FASB issued FSP FAS 132 (R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." This FSP amends FAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to provide guidance on an employer's disclosures about plan assets of defined benefit pension or other postretirement plan. The disclosures required by this FSP shall be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. The adoption of this FSP will not have an impact on our consolidated financial statements.

        In June 2009, the FASB issued FAS 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 which is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement will not have an impact on our consolidated financial statements.

        In June 2009, the FASB issued FAS 167, Amendments to FASB Interpretation No. 46(R) effective for fiscal years starting after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. This statement amends certain requirements of FASB Interpretation No. 46 Consolidation of Variable Interest Entities, to improve financial reporting and to provide more relevant and reliable information to users of financial statements. The adoption of this pronouncement is not expected to have an impact on our financial statements.

        In June 2009, the FASB issued FAS 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 effective for fiscal years beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The objective of this statement is to improve the information an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. The adoption of this pronouncement is not expected to have an impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

        The conversion features of our 2013 Notes are equity-linked derivatives. As such, we recognize these instruments as off-balance sheet arrangements. The conversion features associated with these notes would be accounted for as derivative instruments, except that they are indexed to our common stock and classified in stockholders' equity. Therefore, these instruments meet the scope of exception of paragraph 11(a) of FAS No. 133, Accounting for Derivatives Instruments and Hedging Activities, and are accordingly not accounted for as derivatives for purposes of FAS No. 133.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Certain of our financial instruments are subject to market risks, including interest rate risk and foreign currency exchange rates. We generally do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk

        We have entered into two credit agreements, the amended and restated credit agreement dated July 31, 2006 (credit agreement) and the $50 million credit agreement. Our primary interest rate exposure results from changes in LIBOR or the base rates which are used to determine the applicable interest rates under our term loans and revolving credit facility in the credit agreement and in the $50 million credit agreement. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $3.2 million on a pre-tax basis. The book value of our credit agreements approximates fair value.

        We issued $350 million of the 2013 Notes in a private placement in the second quarter of 2006. The convertible senior debenture notes bear an interest rate of 2.25%. The fair market value of the outstanding notes was $316.7 million on June 27, 2009.

Foreign Currency Exchange Rate Risk

        We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our earnings and cash flows. This risk is mitigated by the fact that various foreign operations are principally conducted in their respective local currencies. A portion of the revenue from our foreign operations in Canada is denominated in U.S. dollars, with the costs accounted for in their local currencies. We attempt to minimize this exposure by using certain financial instruments, for purposes other than trading, in accordance with our overall risk management and our hedge policy. In accordance with our hedge policy, we designate such transactions as hedges as set forth in FAS 133, Accounting for Derivative Instruments and Hedging Activities.

        During 2009, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on customer transactions and certain balance sheet items. There were no contracts open as of June 27, 2009.

Item 4.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of June 27, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in Internal Controls

        There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 27, 2009 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

 Part II. Other Information

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 27, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. With the exception of the risk factor below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-k for the year ended December 27, 2008.

Potential Changes in U.S. Tax Law

        In May of 2009, President Obama and the U.S. Treasury Department proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. The proposed changes include limiting the ability of U.S. corporations to deduct expenses attributable to offshore earnings, modifying the foreign tax credit rules and further restricting the ability of U.S. corporations to transfer funds between foreign subsidiaries without triggering U.S. income tax. Although the scope of the proposed changes is unclear, it is possible that these or other changes in the U.S. tax laws could increase the Company's effective tax rate which would adversely affect our profitability.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table provides information relating to the Company's purchases of shares of its common stock during the quarter ended June 27, 2009.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
March 29, 2009 to April 25, 2009	334,350	$27.66	332,500	$149,558,653
April 26, 2009–May 23, 2009	175,666	$29.98	175,000	$144,752,842
May 24, 2009–June 27, 2009	278	$31.42	—	$144,752,842

Total:	510,294		507,500

        The Board of Directors has authorized a share repurchase program, originally authorized on July 27, 2005 and subsequently amended on October 26, 2005, May 9, 2006, August 1, 2007 and July 24, 2008 to acquire up to a total of $600.0 million of common stock. The program does not have a fixed expiration date.

        During the quarter ended June 27, 2009, the Company repurchased 507,500 shares of common stock for approximately $14.0 million. The timing and amount of any future repurchases will depend on market conditions and corporate considerations. Additionally, the Company's Incentive Plans permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the quarter ended June 27 2009, we acquired 2,794 shares for $78 thousand as a result of such withholdings.

Item 4.    Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Shareholders held on May 7, 2009, the following proposals were adopted by the votes specified below:

  (a)
  The following directors were elected to serve until the Company's 2010 Annual Meeting of Shareholders and received the number of votes listed opposite each of their names below:

	Number of Shares Voted For	Number of Shares Withheld
James C. Foster	60,021,698	670,991
Nancy T. Chang	52,636,241	8,056,448
Stephen D. Chubb	59,697,835	994,854
Deborah T. Kochevar	59,514,156	1,178,533
George E. Massaro	60,228,462	464,227
George M. Milne, Jr.	52,618,942	8,073,747
C. Richard Reese	60,301,909	390,780
Douglas E. Rogers	52,623,228	8,069,461
Samuel O. Thier	59,231,850	1,460,839
William H. Waltrip	51,034,113	9,658,576
  (b)
  The proposal to amend the Company's 2007 Incentive Plan to increase the number of shares of common stock for issuance under the Plan from 6,300,000 to 8,800,000. A total of 42,546,995 shares voted in favor of the proposal, 14,832,341 shares voted against the proposal, 45,597 shares abstained from voting and there were 3,267,756 broker non-votes.

  (c)
  The ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for fiscal 2009. A total of 60,356,717 shares voted in favor of the ratification, 323,185 shares voted against the ratification, and 12,787 shares abstained from voting.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
August 5, 2009	/s/ JAMES C. FOSTER James C. Foster Chairman, President and Chief Executive Officer
August 5, 2009	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer