Form 10-Q
period 2009-09-26
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2009-11-04
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2009
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

        As of November 1, 2009, there were 65,897,253 shares of the registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended September 26, 2009

Special Note on Factors Affecting Future Results

        This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. ("Charles River") that are based on current expectations, estimates, forecasts, and projections about the industries in which Charles River operates and the beliefs and assumptions of our management. Words such as "expect," "anticipate," "target," "goal," "project," "intend," "plan," "believe," "seek," "estimate," "will," "likely," "may," "designed," "would," "future," "can," "could" and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on current expectations and beliefs of Charles River and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward looking statements when addressing topics such as: future demand for drug discovery and development products and services, (particularly in light of the challenging economic environment); including the outsourcing of these services; present spending trends and other cost reduction activities by our customers; the impact of specific actions intended to improve overall operating efficiencies and profitability; future actions by our management; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of our revenues; our cost structure; the impact of acquisitions and dispositions; the timing of the opening of new and expanded facilities; our expectations with respect to sales growth, efficiency improvements and operating synergies (including the impact of specific actions intended to cause related improvements); changes in our expectations regarding future stock option, restricted stock, performance awards and other equity grants to employees and directors; changes in our expectations regarding our stock repurchases; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our cash flow and liquidity. In addition, these statements include the availability of funding for our customers and the impact of economic and market conditions on them generally, the effects of our 2009 cost-saving actions and other actions designed to manage expenses, operating costs and capital spending and to streamline efficiency, and the ability of Charles River to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward- looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 27, 2008 under the section entitled "Our Strategy" and the section entitled "Risks Related to Our Business and Industry," the section of this Quarterly Report on Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

Part I. Financial Information

Item 1.    Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)

	Three Months Ended
	September 26, 2009	September 27, 2008
Net sales related to products	$113,444	$119,777
Net sales related to services	184,041	222,450

Total net sales	297,485	342,227
Costs and expenses
Cost of products sold	62,416	64,145
Cost of services provided	128,505	147,812
Selling, general and administrative	54,129	54,488
Amortization of intangibles	7,988	7,609

Operating income	44,447	68,173
Other income (expense)
Interest income	284	2,299
Interest expense	(5,572)	(5,954)
Other, net	1,281	(1,397)

Income from continuing operations before income taxes	40,440	63,121
Provision for income taxes	6,900	17,628

Income from continuing operations, net of tax	33,540	45,493
Income from discontinued operations, net of tax	3,451	—

Net income	36,991	45,493
Less: Net loss (income) attributable to noncontrolling interests	322	(5)

Net income attributable to common shareowners	$37,313	$45,488

Earnings per common share:
Basic:
Continuing operations	$0.52	$0.68
Discontinued operations	0.05	—
Net income attributable to common shareowners	$0.57	$0.68
Diluted:
Continuing operations	$0.52	$0.64
Discontinued operations	0.05	—
Net income attributable to common shareowners	$0.57	$0.64

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)

	Nine Months Ended
	September 26, 2009	September 27, 2008
Net sales related to products	$348,828	$365,435
Net sales related to services	558,342	666,611

Total net sales	907,170	1,032,046
Costs and expenses
Cost of products sold	190,168	190,928
Cost of services provided	387,755	442,484
Selling, general and administrative	172,889	174,887
Amortization of intangibles	21,356	22,780

Operating income	135,002	200,967
Other income (expense)
Interest income	1,322	7,145
Interest expense	(16,156)	(16,355)
Other, net	2,584	(2,501)

Income from continuing operations before income taxes	122,752	189,256
Provision for income taxes	30,688	50,899

Income from continuing operations, net of tax	92,064	138,357
Income from discontinued operations, net of tax	3,451	—

Net income	95,515	138,357
Less: Net loss attributable to noncontrolling interests	1,357	336

Net income attributable to common shareowners	$96,872	$138,693

Earnings per common share:
Basic:
Continuing operations	$1.43	$2.06
Discontinued operations	0.05	—
Net income attributable to common shareowners	$1.48	$2.06
Diluted:
Continuing operations	$1.42	$1.96
Discontinued operations	0.05	—
Net income attributable to common shareowners	$1.47	$1.96

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands, except per share amounts)

	September 26, 2009	December 27, 2008
Assets
Current assets
Cash and cash equivalents	$192,198	$243,592
Trade receivables, net	212,872	210,214
Inventories	100,290	96,882
Other current assets	61,003	67,451

Total current assets	566,363	618,139
Property, plant and equipment, net	863,786	837,246
Goodwill, net	495,901	457,578
Other intangibles, net	179,131	136,100
Deferred tax asset	33,468	37,348
Other assets	52,883	55,002

Total assets	$2,191,532	$2,141,413

Liabilities and Shareowners' Equity
Current liabilities
Current portion of long-term debt and capital leases	$34,594	$35,452
Accounts payable	35,843	40,517
Accrued compensation	42,537	54,870
Deferred revenue	73,416	86,707
Accrued liabilities	50,288	60,741
Other current liabilities	17,421	22,711

Total current liabilities	254,099	300,998
Long-term debt and capital leases	463,748	479,880
Other long-term liabilities	124,511	118,827

Total liabilities	842,358	899,705
Commitments and contingencies
Shareowners' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 77,112,771 issued and 65,886,562 shares outstanding at September 26, 2009 and 76,609,779 issued and 67,052,884 shares outstanding at December 27, 2008	771	766
Capital in excess of par value	2,032,247	2,016,031
Accumulated deficit	(256,062)	(352,934)
Treasury stock, at cost, 11,226,209 shares and 9,556,895 shares at September 26, 2009 and December 27, 2008, respectively	(470,400)	(425,924)
Accumulated other comprehensive income	43,553	3,347

Total shareowners' equity	1,350,109	1,241,286

Noncontrolling interests	(935)	422

Total equity	1,349,174	1,241,708

Total liabilities and equity	$2,191,532	$2,141,413

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Nine Months Ended
	September 26, 2009	September 27, 2008
Cash flows relating to operating activities
Net income	$95,515	$138,357
Less: Gain from discontinued operations	3,451	—

Income from continuing operations	92,064	138,357
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	69,708	68,356
Non-cash compensation	18,132	18,473
Deferred income taxes	9,809	5,553
Gain on pension curtailment	—	(3,276)
Other, net	13,478	16,242
Changes in assets and liabilities:
Trade receivables	5,629	(24,052)
Inventories	(1,636)	(5,713)
Other assets	(5,851)	(1,087)
Accounts payable	(6,162)	1,176
Accrued compensation	(13,768)	(6,319)
Deferred revenue	(13,981)	(16,551)
Accrued liabilities	(5,895)	1,274
Other liabilities	(6,249)	5,072

Net cash provided by operating activities	155,278	197,505

Cash flows relating to investing activities
Acquisition of businesses, net of cash acquired	(83,593)	(61,792)
Capital expenditures	(63,527)	(152,226)
Purchases of investments	(53,958)	(6,439)
Proceeds from sale of investments	50,429	43,352
Other, net	3,494	(193)

Net cash used in investing activities	(147,155)	(177,298)

Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	18,000	56,000
Payments on long-term debt, capital lease obligation and revolving credit agreement	(45,503)	(23,965)
Proceeds from exercises of stock options and warrants	370	28,027
Excess tax benefit from exercises of employee stock options	231	3,703
Purchase of treasury stock	(45,770)	(89,950)

Net cash used in financing activities	(72,672)	(26,185)

Discontinued operations
Net cash provided by (used in) operating activities	7,606	(342)

Net cash provided by (used in) discontinued operations	7,606	(342)

Effect of exchange rate changes on cash and cash equivalents	5,549	(6,278)

Net change in cash and cash equivalents	(51,394)	(12,598)
Cash and cash equivalents, beginning of period	243,592	225,449

Cash and cash equivalents, end of period	$192,198	$212,851

Supplemental non-cash investing activities information
Capitalized interest	$1,998	$4,152

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (UNAUDITED)

(dollars in thousands)

	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Treasury Stock	Noncontrolling Interest
Balance at December 27, 2008 as previously reported	$1,199,447	$(344,314)	$3,347	$766	$1,965,150	$(425,924)	$422
Add adjustment for cumulative effect on prior periods of applying retrospectively the new method of accounting for convertible debt	42,261	(8,620)	—	—	50,881	—	—

Balance at December 27, 2008, as adjusted	1,241,708	(352,934)	3,347	766	2,016,031	(425,924)	422
Components of comprehensive income, net of tax:
Net income	95,515	96,872	—	—	—	—	(1,357)
Foreign currency translation adjustment	38,269	—	38,269	—	—	—	—
Amortization of pension, net gain/loss and prior service cost	1,045	—	1,045	—	—	—	—
Unrealized loss on marketable securities	892	—	892	—	—	—	—

Total comprehensive income	$135,721	—	—	—	—	—	$(1,357)
Tax detriment associated with stock issued under employee compensation plans	(2,284)	—	—	—	(2,284)	—	—
Issuance of stock under employee compensation plans	357	—	—	5	352	—	—
Exercise of warrants	16	—	—	—	16	—	—
Acquisition of treasury shares	(44,476)	—	—	—	—	(44,476)	—
Stock-based compensation	18,132	—	—	—	18,132	—	—

Balance at September 26, 2009	$1,349,174	$(256,062)	$43,553	$771	$2,032,247	$(470,400)	$(935)

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

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

        Effective December 28, 2008, we adopted two new accounting standards which require us to retrospectively adjust previously reported financial information. As such, certain prior period amounts have been adjusted in these consolidated financial statements to reflect retrospective application of these accounting standards. (See footnotes 8 and 9).

2. Business Acquisitions

        In August 2009, we acquired Systems Pathology Company, LLC (SPC) a pathology based software development company focused on developing state-of-the-art analytical imaging technologies to automate the labor intensive tissue evaluations process which is a significant component of standard preclinical studies for $24,553 in cash and up to $14,000 (undiscounted) potential contingent consideration. The contingent consideration consists of payments to SPC based on revenue and technical milestones. The fair value of the contingent consideration is $9,400 which was estimated using the income approach based on significant inputs that are not observable in the market. Key assumptions included a discount rate of 20% and no probability adjustment as we believe the probability of the milestone payments being made is approximately 100%. SPC is included in our PCS segment.

        The preliminary purchase price allocation net of $9 of cash acquired is as follows:

Current assets (excluding cash)	$49
Property, plant and equipment	320
Current liabilities	(1,041)
Long term liabilities	(1,384)
Goodwill and other intangible asset	36,000

Total purchase price allocation	$33,944

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Continued)

(dollars in thousands, except per share amounts)

2. Business Acquisitions (Continued)

        The breakout of goodwill and other intangibles acquired with the acquisition was as follows:

		Weighted average amortization life (years)
In-process research and development	$22,900	4.5
Goodwill	13,100	—

Total goodwill and other intangibles	$36,000

        In-process research and development is accounted for as an indefinite-lived intangible asset until its completion (completion costs are expensed as incurred), after which it becomes an amortizable finite-lived asset.

        Goodwill is deductible for tax purposes.

        On July 31, 2009, we acquired Cerebricon Ltd. which is included in our RMS segment for $8,105 in cash. Based in Finland, Cerebricon provides discovery services for therapeutic products for treatment of diseases of the central nervous system supported by in vivo imaging capabilities. The preliminary purchase price allocation net of $1,200 of acquired cash is as follows:

Current assets(excluding cash)	$1,847
Property, plant and equipment	826
Other long-term assets	41
Current liabilities	(1,500)
Long-term debt	(1,178)
Long-term deferred tax	(1,711)
Goodwill and other intangible asset	9,780

Total purchase price allocation	$8,105

        The breakout of goodwill and other intangibles acquired with the acquisition was as follows:

		Weighted average amortization life (years)
Customer relationships	$6,581	4.2
Goodwill	3,199	—

Total goodwill and other intangibles	$9,780

        Goodwill is not deductible for tax purposes.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Continued)

(dollars in thousands, except per share amounts)

2. Business Acquisitions (Continued)

        In May 2009, we acquired Piedmont Research Center (PRC) which is included in our RMS segment for $45,558 in cash. PRC, which is based in North Carolina, provides discovery services focused on efficacy studies in oncology and other therapeutic areas for pharmaceutical and biotechnology clients. The preliminary purchase price allocation is as follows:

Current assets	$1,412
Property, plant and equipment	1,318
Current liabilities	(1,230)
Goodwill and other intangible asset	44,058

Total purchase price allocation	$45,558

        The breakout of goodwill and other intangibles acquired with the acquisition was as follows:

		Weighted average amortization life (years)
Customer relationships	$21,300	6.6
Backlog	900	1.0
Trademarks and trade names	500	2.2
Non-compete	900	1.0
Goodwill	20,458	—

Total goodwill and other intangibles	$44,058

        Goodwill is deductible for tax purposes.

        In April 2009, we acquired certain assets of Medical Supply Company, LTD, an Irish based provider of products and services for the purpose of endotoxin detection, testing and assessment for $5,386 in cash. Intangibles of $4,940 were recorded related to customer relationships with a 4.5 year weighted average amortization life.

        For the three and nine months ended September 26, 2009, $5,496 and $8,598 of revenue and $761 and $884 of operating loss are included in our consolidated statements of income related to these acquisitions.

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

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net sales	$297,805	$355,518	$915,157	$1,067,035
Operating income	43,809	67,932	131,525	197,391
Income from continuing operations attributable to common shareowners	33,456	46,134	91,678	137,580
Earnings per common share for continuing operations
Basic	$0.51	$0.69	$1.40	$2.04
Diluted	$0.51	$0.65	$1.40	$1.95

        Refer to Note 9 for further discussion of the method of computation of earnings per share.

3. 2009 Actions

        During 2009 we implemented staffing reductions to improve operating efficiency and profitability at various sites including our Arkansas facility which we plan to close this year. As a result of these actions, through September 26, 2009 we recorded severance charges of $11,262 including $3,540 in cost of sales and $7,722 in selling, general and administrative expense. $5,023 relates to our Preclinical Services segment, $3,614 to Research Models and Services and $2,625 to Corporate. As of September 26, 2009, $3,774 was included in accrued compensation and $1,929 in other long term liabilities on our consolidated balance sheet. We expect to incur additional severance expense of $352 during the remainder of 2009 related to these actions.

4. Supplemental Balance Sheet Information

        The composition of trade receivables is as follows:

	September 26, 2009	December 27, 2008
Customer receivables	$174,851	$162,518
Unbilled revenue	43,311	51,798

Total	218,162	214,316
Less allowance for doubtful accounts	(5,290)	(4,102)

Net trade receivables	$212,872	$210,214

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Continued)

(dollars in thousands, except per share amounts)

4. Supplemental Balance Sheet Information (Continued)

        The composition of inventories is as follows:

	September 26, 2009	December 27, 2008
Raw materials and supplies	$14,370	$14,202
Work in process	13,712	12,091
Finished products	72,208	70,589

Inventories	$100,290	$96,882

        The composition of other current assets is as follows:

	September 26, 2009	December 27, 2008
Prepaid assets	$27,280	$25,354
Deferred tax asset	22,017	31,748
Short term investments	6,935	—
Prepaid income tax	4,288	7,391
Restricted cash	239	2,725
Current assets of discontinued operations	244	233

Other current assets	$61,003	$67,451

        The composition of net property, plant and equipment is as follows:

	September 26, 2009	December 27, 2008
Land	$39,440	$38,696
Buildings	749,269	688,868
Machinery and equipment	370,386	337,687
Leasehold improvements	38,243	16,850
Furniture and fixtures	11,443	10,935
Vehicles	5,451	5,514
Construction in progress	80,061	112,326

Total	1,294,293	1,210,876
Less accumulated depreciation	(430,507)	(373,630)

Net property, plant and equipment	$863,786	$837,246

        Depreciation expense for the nine months ended September 26, 2009 and September 27, 2008 was $48,352 and $45,578, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Continued)

(dollars in thousands, except per share amounts)

4. Supplemental Balance Sheet Information (Continued)

        The composition of other assets is as follows:

	September 26, 2009	December 27, 2008
Deferred financing costs	$4,067	$5,307
Cash surrender value of life insurance policies	24,387	19,652
Long-term investments	16,135	18,958
Other assets	8,294	6,898
Long-term assets of discontinued operations	—	4,187

Other assets	$52,883	$55,002

        The composition of other current liabilities is as follows:

	September 26, 2009	December 27, 2008
Accrued income taxes	$13,562	$20,763
Current deferred tax liability	1,402	1,269
Accrued interest and other	2,446	644
Current liabilities of discontinued operations	11	35

Other current liabilities	$17,421	$22,711

        The composition of other long-term liabilities is as follows:

	September 26, 2009	December 27, 2008
Deferred tax liability	$48,289	$47,538
Long-term pension liability	24,625	32,175
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	26,998	25,954
Other long-term liabilities	24,599	13,160

Other long-term liabilities	$124,511	$118,827

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Continued)

(dollars in thousands, except per share amounts)

5. Marketable Securities

        The cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	September 26, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$6,935	$—	$—	$6,935
Auction rate securities	17,460	—	(1,325)	16,135

	$24,395	$—	$(1,325)	$23,070

	December 27, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$21,175	$—	$(2,217)	$18,958

	$21,175	$—	$(2,217)	$18,958

        At September 26, 2009, we held $16,135 in auction rate securities which are variable rate debt instruments, which bear interest rates that reset approximately every 7 or 35 days. The auction rate securities owned were rated AAA by a major credit rating agency and are guaranteed by the Federal Family Education Loan Program (FFELP). The auction rate securities have contractual maturities which are greater than 25 years. The auction rate securities are classified as available-for-sale and are recorded at fair value. We have classified these investments as long-term consistent with the term of the underlying security which are structured with short-term interest rate reset dates but with contractual maturities that are long-term. During the third quarter of 2009, we received a partial call on one of our auction rate securities at par value. As a result, we received $3,675.

        Effective March 29, 2009, we adopted new authoritative guidance for recognizing and reporting other-than-temporary impairment of debt securities. Accordingly, we recorded impairment losses in earnings of $40 for the nine months ended September 26, 2009.

        Maturities of investments are as follows:

	September 26, 2009		December 27, 2008
	Cost	Fair Value	Cost	Fair Value
Due less than one year	$6,935	$6,935	$—	$—
Due after one year through five years	—	—	—	—
Due after ten years	17,460	16,135	21,175	18,958

	$24,395	$23,070	$21,175	$18,958

        Marketable securities due after one year are included in other assets on the consolidated balance sheets.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Continued)

(dollars in thousands, except per share amounts)

6. Fair Value

        We hold cash equivalents, investments and certain other assets that are carried at fair value. We generally determine fair value using a market approach based on quoted prices of identical instruments when available. When market quotes of identical instruments are not readily accessible or available, we determine fair value based on quoted market prices of similar instruments. Disclosure for assets and liabilities that are measured at fair value but recognized and disclosed at fair value on a nonrecurring basis are required prospectively beginning January 1, 2009. As of September 26, 2009, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

        The valuation hierarchy for disclosure of the inputs used to measure fair value prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

        Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 26, 2009 using
Assets	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Time deposits	$—	$6,935	$—	$6,935
Auction rate securities	—	—	16,135	16,135
Fair value of life policies	—	19,374	—	19,374

Total assets	$—	$26,309	$16,135	$42,444

	Fair Value Measurements at December 27, 2008 using
Assets	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Auction rate securities	$—	$—	$18,958	$18,958
Fair value of life policies	—	14,062	—	14,062

Total assets	$—	$14,062	$18,958	$33,020

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Continued)

(dollars in thousands, except per share amounts)

6. Fair Value (Continued)

        The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarters ended September 26, 2009 and September 27, 2008. Our auction rate securities were valued at fair value by management in part utilizing an independent valuation reviewed by management which used pricing models and discounted cash flow methodologies incorporating assumptions that reflect the assumptions a marketplace participant would use at September 26, 2009.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine months ended
Auction rate securities	September 26, 2009	September 27, 2008
Beginning balance	$18,958	$—
Transfers in and/or out of Level 3	—	21,175
Total gains or losses (realized/unrealized):
Included in earnings	(40)	—
Included in other comprehensive income	892	(714)
Purchases, issuances and settlements	(3,675)	—

Ending balance	$16,135	$20,461

7. Goodwill and Other Intangible Assets

        The following table displays other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	September 26, 2009		December 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets not subject to amortization:
Research models	$3,438	$—	$3,438	$—
In-process R&D	22,900	—	—	—
Other intangible assets subject to amortization:
Backlog	17,067	(15,171)	16,068	(15,259)
Customer relationships	306,317	(160,857)	258,607	(131,410)
Customer contracts	1,655	(1,655)	1,655	(1,655)
Trademarks and trade names	5,081	(4,203)	4,581	(3,933)
Standard operating procedures	657	(657)	657	(651)
Other identifiable intangible assets	11,622	(7,063)	10,100	(6,098)

Total other intangible assets	$368,737	$(189,606)	$295,106	$(159,006)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Continued)

(dollars in thousands, except per share amounts)

7. Goodwill and Other Intangible Assets (Continued)

        The changes in the carrying amount of goodwill are as follows:

		Adjustments to Goodwill
	Balance at December 27, 2008	Acquisitions	Foreign Exchange/ Other	Balance at September 26, 2009
Research Models and Services
Gross carrying amount	$30,947	$23,195	$423	$54,565
Accumulated amortization	(4,846)	—	(53)	(4,899)
Preclinical Services
Gross carrying amount	1,139,467	13,157	1,601	1,154,225
Accumulated impairment loss	(700,000)	—	—	(700,000)
Accumulated amortization	(7,990)	—	—	(7,990)
Total
Gross carrying amount	$1,170,414	$36,352	$2,024	$1,208,790
Accumulated impairment loss	(700,000)	—	—	(700,000)
Accumulated amortization	(12,836)	—	(53)	(12,889)

8. Debt

Long-Term Debt

        Long-term debt consists of the following:

	September 26, 2009	December 27, 2008
2.25% Senior convertible debentures:
Principal	$349,995	$350,000
Unamortized debt discount	(51,729)	(60,767)

Net carrying amount of senior convertible debentures	298,266	289,233
Term loan facilities	109,066	134,967
Revolving credit facility	90,000	90,000
Other long-term debt, represents secured and unsecured promissory notes, interest rates between 0% and 11.6% at September 26, 2009 and December 27, 2008, maturing between 2008 and 2013	807	806

Total debt	498,139	515,006
Less: current portion of long-term debt	(34,492)	(35,322)

Long-term debt	$463,647	$479,684

        The interest rates applicable to term loans and revolving loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of the prime rate or the federal funds

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Continued)

(dollars in thousands, except per share amounts)

8. Debt (Continued)

rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio. Based on our leverage ratio, the margin range for LIBOR-based loans is 0.625% to 0.875%. As of September 26, 2009, the interest rate margin was 0.75%.

        We pledged the stock of certain subsidiaries as well as certain U.S. assets for our credit agreements. In addition, credit agreements include certain customary representations and warranties, events of default, notice of material adverse change to our business and negative and affirmative covenants including the ratio of consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest expense, for any period of four consecutive fiscal quarters, of no less than 3.5 to 1.0 as well as the ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization for any period of four consecutive fiscal quarters, of no more than 3.0 to 1.0. As of September 26, 2009 we were compliant with all financial covenants specified in the credit agreement. We had $5,550 outstanding under letters of credit as of September 26, 2009.

        Our $350,000 of 2.25% Convertible Senior Notes (the 2013 Notes) due in June, 2013 with interest payable semi-annually are convertible into cash for the principal amount and shares of our common stock for the conversion premium (or, at our election, cash in lieu of some or all of such common stock), if any, based on an initial conversion rate, subject to adjustment, of 20.4337 shares of our common stock per $1,000 principal amount of notes (which represents an initial conversion price of $48.94 per share), only in the following circumstances and to the following extent: (1) during any fiscal quarter beginning after July 1, 2006 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period, or the measurement period, in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (3) upon the occurrence of specified corporate transactions, as described in the indenture for the 2013 Notes; and (4) at the option of the holder at any time beginning on the date that is two months prior to the stated maturity date and ending on the close of business on the second trading-day immediately preceding the maturity date. Upon conversion, we will pay cash and shares of our common stock (or, at our election, cash in lieu of some or all of such common stock), if any. If we undergo a fundamental change as described in the indenture for the 2013 Notes, holders will have the option to require us to purchase all or any portion of their notes for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the purchase date. If the 2013 Notes were converted on September 26, 2009, they would have a value less than their principal amount.

        At September 26, 2009, the fair value of our outstanding convertible senior notes was approximately $344,745 based on their quoted market value and no conversion triggers were met.

        Effective December 28, 2008, we adopted a newly issued accounting standard for our 2013 Notes which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that reflects the entity's

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Continued)

(dollars in thousands, except per share amounts)

8. Debt (Continued)

nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Accordingly, $261,508 of the total proceeds from our $350,000 convertible debt was allocated to the liability component, which represents the estimated fair value of similar debt instruments without the conversion option as of June 12, 2006, the date of issuance. The remaining $88,492 was allocated to the equity component. The debt discount of $88,492 will be amortized to interest expense over the seven-year period from June 2006 to June 2013, the expected life of the instrument. In addition, $8,463 of capitalized interest expense was recorded retrospectively and will amortize over a weighted average life of 32 years. Additionally, approximately $1,903 of deferred financing costs capitalized at the time of issuance was reclassified to equity as equity issuance costs and will not be amortized to interest expense. As a result of the establishment of the debt discount as of the date of issuance, the non-current deferred tax asset relating to the original issue discount has been reduced by $36,437 as of the date of issuance by offsetting additional paid in capital.

        As of September 26, 2009, $51,729 of debt discount remained and will be amortized over 15 quarters. As of September 26, 2009 and December 27, 2008, the equity component of our convertible debt was $88,492. Interest expense related to our convertible debt of $3,132 and $2,929 was recognized for the three months ended September 26, 2009 and September 27, 2008 respectively and $9,038 and $8,452 for the nine months ended September 26, 2009 and September 27, 2008 respectively yielding an effective interest rate of 6.93% on the liability component. In addition, $1,969 and $1,969 of contractual interest expense was recognized on our convertible debt during the three months ended September 26, 2009 and September 27, 2008 respectively and $5,906 and $5,884 of contractual interest expense was recognized on our convertible debt during the nine months ended September 26, 2009 and September 27, 2008 respectively. Capitalized interest related to the new accounting treatment for our 2013 Notes of $201 and $494 was recorded for the quarters ended September 26, 2009 and September 27, 2008 respectively, and $979 and $2,195 for the nine months ended September 26, 2009 and September 27, 2008 respectively.

        The condensed consolidated income statement was retroactively modified compared to previously reported amounts as follows:

	Three Months Ended September 27, 2008	Nine Months Ended September 27, 2008
Additional depreciation expense	$(38)	$(67)
Additional pre-tax non-cash interest expense	(2,365)	(6,047)
Additional deferred tax benefit	3,191	4,766

Retroactive change in net income	$788	$(1,348)

Change to basic earnings per share	$0.01	$(0.02)
Change to diluted earnings per share	$0.01	$(0.02)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Continued)

(dollars in thousands, except per share amounts)

8. Debt (Continued)

        Principal maturities of existing debt which excludes unamortized debt discount for the periods set forth in the table below are as follows:

Twelve months ending
September, 2010	$34,492
September, 2011	165,373
September, 2012	8
September, 2013	349,995
September, 2014	0

Total	$549,868

9. Equity

Earnings per Share

        Basic earnings per share for the three and nine months ended September 26, 2009 and September 27, 2008 were computed by dividing earnings available to common shareowners for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for the three and nine months ended September 26, 2009 and September 27, 2008 has been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.

        Options to purchase 3,349,289 and 797,838 shares were outstanding in each of the three respective months ended September 26, 2009 and September 27, 2008, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase 4,150,264 and 813,265 shares were outstanding in each of the respective nine months ended September 26, 2009 and September 27, 2008, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

        Basic weighted average shares outstanding for the three and nine months ended September 26, 2009 and September 27, 2008 excluded the weighted average impact of 946,910 and 840,571 shares, respectively, of non-vested fixed restricted stock awards.

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
(Continued)

(dollars in thousands, except per share amounts)

9. Equity (Continued)

        The following table illustrates the reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for income from continuing operations and income (loss) from operations of discontinued businesses:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Numerator:
Income from continuing operations for purposes of calculating earnings per share	$33,862	$45,488	$93,421	$138,693
Loss from discontinued businesses	$3,451	$—	$3,451	$—
Denominator:
Weighted average shares outstanding—Basic	64,985,522	67,167,827	65,391,036	67,380,141
Effect of dilutive securities:
2.25% senior convertible debentures	—	1,752,046	—	1,547,131
Stock options and contingently issued restricted stock	474,140	1,385,703	327,104	1,359,051
Warrants	2,544	619,121	964	405,911

Weighted average shares outstanding—Diluted	65,462,206	70,924,697	65,719,104	70,692,234

Basic earnings per share from continuing operations	$0.52	$0.68	$1.43	$2.06
Basic loss per share from discontinued operations	$0.05	—	$0.05	—
Diluted earnings per share from continuing operations	$0.52	$0.64	$1.42	$1.96
Diluted loss per share from discontinued operations	$0.05	—	$0.05	—

        The sum of our quarterly earnings per share does not necessarily equal our earnings per share for the nine months ended September 26, 2009 and September 27, 2008 due to rounding.

Treasury Shares

        The Board of Directors has authorized a share repurchase program, originally authorized on July 27, 2005 and subsequently amended on October 26, 2005, May 9, 2006, August 1, 2007 and July 24, 2008 to acquire up to a total of $600,000 of common stock. The program does not have a fixed expiration date. As of September 26, 2009, approximately $144,753 remains authorized for share repurchases. In May 2009, we terminated our Rule 10b5-1 Purchase Plan.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Continued)

(dollars in thousands, except per share amounts)

9. Equity (Continued)

        Share repurchases during the three and nine months ended September 26, 2009 and September 27, 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Number of shares of common stock repurchased	—	473,600	1,592,500	1,360,600
Total cost of repurchase	$—	$30,633	$42,387	$84,520

        Additionally, the Company's 2000 Incentive Plan and 2007 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the nine months ended September 26, 2009 and September 27, 2008, we acquired 76,814 shares for $2,088 and 103,474 shares for $6,240, respectively, as a result of such withholdings. During the three months ended September 26, 2009 and September 27, 2008, we acquired 18,532 shares for $606 and 22,940 shares for $1,514, respectively.

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

        As part of our recapitalization in 1999, we issued 150,000 units, each comprised of a $1,000 senior subordinated note and a warrant to purchase 7.6 shares of our common stock for total proceeds of $150,000. We allocated the $150,000 offering proceeds between the senior subordinated notes ($147,872) and the warrants ($2,128), based upon the estimated fair value. The portion of the proceeds allocated to the warrants is reflected as capital in excess of par in the accompanying consolidated financial statements. Each warrant entitled the holder, subject to certain conditions, to purchase 7.6 shares of our common stock at an exercise price of $5.19 per share of common stock, subject to adjustment under some circumstances. Upon exercise, the holders of warrants would be entitled to purchase 1,140 shares of our common stock as of September 26, 2009. The warrants will expire on October 1, 2009.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Continued)

(dollars in thousands, except per share amounts)

9. Equity (Continued)

Equity

        A summary of the changes in equity for the nine months ended September 26, 2009 and September 27, 2008 is provided below:

	Nine Months Ended
	September 26, 2009			September 27, 2008
	Shareowners' Equity	Noncontrolling Interest	Total Equity	Shareowners' Equity	Noncontrolling Interest	Total Equity
Equity, beginning of the period as previously reported	$1,199,025	$422	$1,199,447	$1,860,467	$3,500	$1,863,967
Add adjustment for cumulative effect on prior periods of applying retrospectively the new method of accounting for convertible debt	42,261	—	42,261	44,923	—	44,923

Equity, beginning of the period, as adjusted	1,241,286	422	1,241,708	1,905,390	3,500	1,908,890
Components of comprehensive income, net of tax:
Net income	96,872	(1,357)	95,515	138,693	(336)	138,357
Foreign currency translation adjustment	38,269	—	38,269	(19,114)	57	(19,057)
Change in pension benefits	—	—	—	4,888	—	4,888
Amortization of pension, net gain/loss and prior service cost	1,045	—	1,045	238	—	238
Unrealized loss on marketable securities	892	—	892	(663)	—	(663)

Total comprehensive income	137,078	(1,357)	135,721	124,042	(279)	123,763
Decrease in noncontrolling interest for sale of Mexico	—	—	—	—	(2,441)	(2,441)
Tax benefit (detriment) associated with stock issued under employee compensation plans	(2,284)	—	(2,284)	5,747	—	5,747
Issuance of stock under employee compensation plans	357	—	357	27,236	—	27,236
Exercise of warrants	16	—	16	741	—	741
Acquisition of treasury shares	(44,476)	—	(44,476)	(90,760)	—	(90,760)
Stock-based compensation	18,132	—	18,132	18,473	—	18,473

Equity, end of the period	$1,350,109	$(935)	$1,349,174	$1,990,869	$780	$1,991,649

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Continued)

(dollars in thousands, except per share amounts)

9. Equity (Continued)

        Effective December 28, 2008, we adopted a newly issued accounting and reporting standard for noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. This standard clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Certain provisions of this standard are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity; and consolidated net income to be recast to include net income (loss) attributable to the noncontrolling interest. As a result, we reclassified noncontrolling interests in the amounts of $(935) and $422 from the mezzanine section to equity in the September 26, 2009 and December 28, 2008 balance sheets, respectively.

10. Income Taxes

        The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Income from continuing operations before income taxes	$40,440	$63,121	$122,752	$189,256
Effective tax rate	17.1%	27.9%	25.0%	26.9%

Provision for income tax	$6,900	$17,628	$30,688	$50,899

        Our effective tax rate was 17.1% in the third quarter of 2009 and 27.9% in the third quarter of 2008. The decline in the effective tax rate in the third quarter of 2009 was primarily due to discrete events that occurred during the quarter, most notably an audit settlement with the Internal Revenue Service (IRS) and provision to return adjustments. Our effective tax rate also declined due to mix of earnings, offset by a reduction in Canadian tax credits and unbenefitted start up losses incurred during the third quarter of 2009 related to the Company's PCS facility in China. Additionally, the effective tax rate in the third quarter of 2008 included a one-time charge due to a Massachusetts tax law change.

        During the third quarter of 2009, our unrecognized tax benefits decreased by $4,081 to $25,956 primarily due to the settlement reached with the IRS offset by an increase due to ongoing evaluation of uncertain tax positions in the current and prior periods and foreign exchange movement. The amount of unrecognized tax benefits that would impact the effective tax rate favorably if recognized decreased by $4,412 to $17,883 during the third quarter of 2009.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Continued)

(dollars in thousands, except per share amounts)

10. Income Taxes (Continued)

        The $4,081 decrease in the reserve for uncertain tax positions was primarily due to the settlement with the IRS Appeals Division in the third quarter of 2009 related to the 2004 and 2005 tax filings for the Company and an acquired subsidiary. As a result of the IRS settlement, the Company recognized an additional tax benefit of $1,945 during the third quarter of 2009. Additionally, the accrued interest related to the unrecognized income tax benefits decreased by $1,599 to $1,739 during the third quarter of 2009 due primarily to the IRS settlement.

        We conduct business in a number of tax jurisdictions. As a result, we are subject to tax audits on a regular basis including, but not limited to, such major jurisdictions as the United States, the United Kingdom, Germany and Canada. With few exceptions, we are no longer subject to U.S. and international income tax examinations for years before 2003.

        We and certain of our subsidiaries are currently under audit by the Canada Revenue Agency (CRA), the German Tax Office, the IRS in the United States, and the Commonwealth of Massachusetts.

        During the third quarter of 2009, we filed formal Notices of Objection with the CRA in connection with the Notices of Reassessment received from the CRA in the second quarter of 2009. We disagree with the positions taken by the CRA with regard to Scientific Research and Experimental Development credits claimed in 2003 and 2004 by our Canadian Preclinical Services subsidiary. We do not believe that resolution of the reassessments with CRA will have a material impact on our financial position or results of operations. However, pending resolution of the reassessments, it is possible that CRA will propose similar adjustments for later years.

        It is reasonably possible that the IRS examination of the 2006 and 2007 tax filings for the Company will conclude within the next twelve months. We believe that we have appropriately provided for all uncertain tax positions.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Continued)

(dollars in thousands, except per share amounts)

11. Employee Benefits

        The following table provides the components of net periodic benefit cost for our defined benefit plans:

Pension Benefits

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 29, 2008
Service cost	$2,157	$2,313	$6,471	$5,708
Interest cost	2,758	7,716	8,139	16,318
Expected return on plan assets	(2,837)	(8,685)	(8,347)	(18,359)
Amortization of prior service cost	(143)	(610)	(1,057)	(1,133)
Amortization of net loss (gain)	409	(67)	1,221	(121)

Net periodic benefit cost	$2,344	$667	$6,427	$2,413

Company contributions	$2,159	$2,731	$13,466	$8,143

Supplemental Retirement Benefits

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 29, 2008
Service cost	$156	$230	$467	$681
Interest cost	371	436	1,114	1,288
Amortization of prior service cost	125	125	374	374
Amortization of net loss	31	118	94	310

Net periodic benefit cost	$683	$909	$2,049	$2,653

        We expect to contribute $20,188 to these plans during 2009.

12. Stock-Based Compensation Plans

        We grant stock options and restricted stock to employees and non-employee directors under our share-based compensation plans. Stock-based compensation cost is measured at grant date, based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Continued)

(dollars in thousands, except per share amounts)

12. Stock-Based Compensation Plans (Continued)

service period. The effect of recording stock-based compensation for the three and nine months ended September 26, 2009 and September 27, 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Stock-based compensation expense by type of award:
Stock options	$2,687	$2,420	$8,043	$7,907
Restricted stock	3,207	3,113	9,782	10,566

Share-based compensation expense before tax	5,894	5,533	17,825	18,473
Income tax benefit	(2,086)	(1,860)	(6,340)	(6,459)

Reduction to net income	$3,808	$3,673	$11,485	$12,014

Reduction to earnings per share:
Basic	$0.06	$0.06	$0.18	$0.18
Diluted	$0.06	$0.05	$0.17	$0.17
Effect on income by line item:
Cost of sales	$1,839	$1,505	$5,398	$4,932
Selling, general and administration	4,055	4,028	12,427	13,541

Share-based compensation expense before tax	5,894	5,533	17,825	18,473
Income tax benefit	(2,086)	(1,860)	(6,340)	(6,459)

Reduction to net income	$3,808	$3,673	$11,485	$12,014

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Continued)

(dollars in thousands, except per share amounts)

12. Stock-Based Compensation Plans (Continued)

        The fair values of stock option awards granted were estimated on the grant date using the Black-Scholes option-pricing model with the following weighted- average assumptions:

	Options Granted In:
	2009	2008
Expected life (in years)	4.50	4.50
Expected volatility	25%	24%
Risk-free interest rate	1.87%	2.76%
Expected dividend yield	0.0%	0.0%
Weighted average grant date fair value	$6.15	$14.91

Stock Options

        The following table summarizes the stock option activity in the equity incentive plans from December 27, 2008 through September 26, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 27, 2008	4,481,120	$43.93
Options granted	2,252,704	$25.34
Options exercised	(33,601)	$10.64
Options cancelled	(357,151)	$41.59

Options outstanding as of September 26, 2009	6,343,072	$37.64	5.03 years	$28,930

Options exercisable as of September 26, 2009	3,133,712	$41.69	4.11 years	$5,054

        As of September 26, 2009, the unrecognized compensation cost related to unvested stock options was $22,613 net of estimated forfeitures. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 31 months.

        The total fair value of the options vested during the three and nine months ended September 26, 2009 was $2,048 and $9,276, respectively. The total fair value of the options vested during the three and nine months ended September 27, 2008 was $2,379 and $11,794, respectively.

        The total intrinsic value of options exercised during the three and nine months ended September 26, 2009 was $726 and $788, respectively. The total intrinsic value of options exercised during the three and nine months ended September 27, 2008 was $6,670 and $16,992, respectively. Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price.

        The total amount of stock option exercises during the nine months ended September 26, 2009 and September 27, 2008 was $357 and $27,234, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $276 and $5,938 for the nine months ended September 26, 2009 and September 27, 2008, respectively.

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

        The following table summarizes the restricted stock activity from December 27, 2008 through September 26, 2009:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding December 27, 2008	777,494	$50.58
Granted	539,440	$25.15
Vested	(277,218)	$49.91
Cancelled	(92,806)	$41.80

Outstanding September 26, 2009	946,910	$36.63

        As of September 26, 2009, the unrecognized compensation cost related to unvested restricted stock was $26,918 net of estimated forfeitures. This unrecognized compensation will be recognized over an estimated weighted average amortization period of 29 months.

        The total fair value of restricted stock grants that vested during the three and nine months ended September 26, 2009 was $2,596 and $13,113, respectively. The total fair value of restricted stock grants that vested during the three and nine months ended September 27, 2008 was $2,880 and $15,706, respectively.

Performance-Based Stock Award Program

        During the three and nine months ending September 26, 2009 and September 27, 2008, compensation expense of $106 and $234; $307 and $1,771, respectively, was recorded associated with performance based stock awards.

13. Commitments and Contingencies

        Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against us. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect our consolidated financial statements. In addition, we have certain purchase commitments related to the completion of ongoing capacity expansion which amounted to approximately $5,167 as of September 26, 2009.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Continued)

(dollars in thousands, except per share amounts)

14. Business Segment Information

        We report two segments, Research Models and Services (RMS) and Preclinical Services (PCS).

        Our RMS segment includes sales of research models, genetically engineered models and services, research animal diagnostics, discovery and imaging services, consulting and staffing services, vaccine support and endotoxin and microbial detection. Our PCS segment includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical, bioanalysis, pharmacokinetics and drug metabolism services as well as Phase I clinical trials.

        The following table presents sales to unaffiliated customers and other financial information by product line segment:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Research Models and Services
Net sales	$163,313	$165,656	$490,485	$507,100
Gross margin	68,623	70,813	208,142	223,498
Operating income	46,131	50,673	144,469	158,685
Depreciation and amortization	9,346	7,062	25,068	20,751
Capital expenditures	8,933	12,819	22,864	47,326
Preclinical Services
Net sales	$134,172	$176,571	$416,685	$524,946
Gross margin	37,941	59,457	121,105	175,136
Operating income	10,044	30,390	36,926	82,507
Depreciation and amortization	15,492	15,913	44,640	47,606
Capital expenditures	9,532	33,824	40,663	104,900

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Total segment operating income	$56,175	$81,063	$181,395	$241,192
Unallocated corporate overhead	(11,728)	(12,890)	(46,393)	(40,225)

Consolidated operating income	$44,447	$68,173	$135,002	$200,967

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Continued)

(dollars in thousands, except per share amounts)

14. Business Segment Information (Continued)

        A summary of unallocated corporate overhead consists of the following:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Stock-based compensation expense	$2,612	$2,740	$8,183	$9,101
U.S. retirement plans	1,446	722	4,072	111
Audit, tax and related expenses	605	871	1,962	2,132
Salary and bonus	2,233	3,385	12,479	14,257
Global IT	1,883	2,130	6,769	5,350
Employee health and fringe cost	(725)	(648)	2,856	(534)
Consulting and outside services	334	346	960	1,089
Severance	972	—	2,625	—
Transaction (acquisition/disposition) costs	788	1,120	1,610	1,126
Other general unallocated corporate expenses	1,580	2,224	4,877	7,593

	$11,728	$12,890	$46,393	$40,225

        Other general unallocated corporate expenses consist of various departmental costs including those associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury and investor relations.

15. Discontinued Operations

        The net income from discontinued operations in the third quarter of 2009 of $3,451 represents a decrease in the loss recognized in 2006 from the sale of Phase II–IV of the Clinical Services business, net of applicable income tax. This resulted from our tax settlement with the IRS Appeals Division in the third quarter of 2009.

16. Recently Issued Accounting Standards

        In December 2008, the FASB issued guidance on an employer's disclosures about plan assets of defined benefit pension or other postretirement plan. The new disclosures required shall be provided for fiscal years ending after December 15, 2009 and are not required for earlier periods that are presented for comparative purposes. The adoption of this new accounting standard will increase our pension footnote disclosure but will not have an impact on our consolidated financial statements.

        In June 2009, the FASB issued a new accounting standard to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This standard is effective for fiscal years starting after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. We are evaluating the impact of this standard on our consolidated financial statements.

        In June 2009, the FASB issued a new accounting standard for transfers of financial assets to improve the information an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Continued)

(dollars in thousands, except per share amounts)

16. Recently Issued Accounting Standards (Continued)

transferor's continuing involvement in transferred financial assets. This standard is effective for fiscal years beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this pronouncement is not expected to have an impact on our consolidated financial statements.

17. Subsequent Events

        As part of our continued efforts to manage costs and enhance operating efficiencies during this period of soft demand, we implemented additional cost-saving initiatives during October 2009 which reduced headcount by approximately 3% company-wide. These reductions occurred at several Preclinical Services business sites. Severance costs associated with the action are expected to be approximately $5,000, which will be recorded in the fourth quarter of 2009.

        In accordance with applicable accounting standards relevant for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, we have evaluated subsequent events through the date these financial statements were issued, November 4, 2009.

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

        Our sales this year have been impacted by continued measured spending by major pharmaceuticals and biotechnology companies due to the impact of the slower economy and world wide credit crisis on our customers, pending healthcare reform initiatives as well as a period of accelerating consolidation, which is resulting in demand uncertainty. We believe business restructuring and reprioritization of pipelines by pharmaceutical and biotechnology clients in 2008 and early 2009 contributed towards reduced demand and in addition during 2009 demand has been further negatively impacted by significant study slippage and delays in customer decisions and commitments, lack of funding for biotechnology companies, tight cost controls which resulted in more measured spending and pricing pressure, and a focus on late-stage (human) testing as customers endeavor to bring drugs to market. We expect these factors to persist throughout 2009 and into 2010, but we believe that the long-term drivers for our business as a whole will primarily emerge from our customers' continued demand for research models and services and regulatory compliant preclinical services, which are essential to the drug development process.

        We expect market demand, particularly for Preclinical Services to worsen in the fourth quarter of 2009 with improvement beginning in the second quarter of 2010. As our customers reinvigorate their drug development efforts and continue to employ methods to improve the effectiveness and cost efficiency of their drug development pipelines, as well as complete the client consolidations that have been announced, we believe they will increase their focus on strategic outsourcing, which will drive demand for the services we provide.

        During this period of uncertainty, we continue to align our organization to support market requirements. The actions we implemented in 2009 included restrictions on hiring, a salary freeze for a substantial percentage of our workforce, including all incentive-eligible employees, continued tight control of discretionary spending, implementing headcount reductions, predominately in our Preclinical Services (PCS) business segment, reduction in targeted bonus amounts and other benefits, and the planned closure of our Arkansas facility. As a result of these actions during the first nine months, we recorded a charge for severance costs of $11.3 million. Additionally, we implemented further headcount reductions in the fourth quarter of 2009. We expect in total these actions will reduce costs by approximately $40 million in 2009, with an annual run-rate of approximately $50 million.

        Our capital expenditures totaled $64 million for the nine months ended September 26, 2009, compared to $152 million for the nine months ended September 27, 2008. We have evaluated our expansion plans, taking into consideration the factors that are affecting our sales growth and determined that we have sufficient capacity to accommodate our clients' current demand. In addition to internally generated organic growth, our business strategy includes strategic "bolt-on" acquisitions that complement our business, increase the rate of our growth or geographically expand our existing services, as evidenced by our acquisition of Systems Pathology Company, Cerebricon and Piedmont Research Center in 2009.

        Total net sales during the third quarter of 2009 were $297.5 million, a decrease of 13.1% over the same period last year. The sales decrease was due mainly to slower demand for PCS, due to reduced biopharmaceutical spending. The effect of foreign currency translation had a negative impact of 1.8% on sales growth. Our gross margin percentage was 35.8% during the third quarter, compared to 38.1% over the same period last year. This decrease was due mainly to the impact of our fixed costs with lower sales. Operating income for the third quarter of 2009 was $44.4 million compared to $68.2 million for the third quarter of 2008, a decrease of 34.8%. The operating margin was 14.9% for the third quarter of 2009 compared to 19.9% for the prior year.

        Our net income attributable to common shareholders was $37.3 million for the three months ended September 26, 2009, compared to $45.5 million for the three months ended September 27, 2008. Diluted earnings per share for the third quarter of 2009 were $0.57, compared to $0.64 for the third quarter of 2008.

        Total net sales during the nine months ended September 26, 2009 were $907.2 million, a decrease of 12.1% over the same period last year. The sales decrease was due primarily to slower demand for PCS due to significant study slippage and delays in customer decisions and commitments, lack of funding for biotechnology companies, tight cost controls which resulted in more measured spending and pricing pressure, and a focus on late-stage (human) testing as customers endeavor to bring drugs to market. The effect of foreign currency translation had a negative impact on sales growth of 4.2%. Our gross margin decreased to 36.3% of net sales for the nine months ended September 26, 2009, compared to 38.6% of net sales in 2008, due primarily to the impact of lower sales and severance costs.

        Operating income for the nine months ended September 26, 2009 was $135.0 million compared to $201.0 million for the nine months ended September 27, 2008, a decrease of 32.8%. Our operating margin was 14.9% for the nine months ended September 26, 2009 compared to 19.5% for the prior year. Net income attributable to common shareholders was $96.9 million for the nine months ended September 26, 2009 compared to $138.7 million for the nine months ended September 27, 2008. Diluted earnings per share from continuing operations for nine months of 2009 were $1.47 compared to $1.96 for 2008.

        We report two segments: Research Models and Services (RMS) and PCS, which reflect the manner in which our operating units are managed.

        Our RMS segment, which represented 54.9% of net sales in the third quarter of 2009, includes sales of research models, genetically engineered models and services (GEMS), research animal diagnostics, discovery and imaging services, consulting and staffing services, vaccine support, and endotoxin and microbiological detection (formerly referred to as our In Vitro business unit). Net sales for this segment decreased 1.4% compared to the third quarter of 2008, due to unfavorable foreign currency translation of 0.9%, and lower shipments of large models, partially offset by the addition of Piedmont Research Center, Cerebricon and MIR Preclinical Services. Gross margin decreased to 42.0% from 42.7% due primarily to the impact of our fixed costs with the lower sales. Operating margin decreased to 28.2% from 30.6% due primarily to lower sales.

        Sales on a year to date basis for our RMS business segment decreased 3.3% compared to 2008. Operating income on a year to date basis was $144.5 million compared to $158.7 million, a decrease of $14.2 million, or 9.0%, from the same period last year. Operating income for nine months as a percent of net sales decreased to 29.5% compared to 31.3% for the same period last year.

        Our PCS segment, which represented 45.1% of net sales in the third quarter of 2009, includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical, bioanalysis, pharmacokinetics and drug metabolism services as well as Phase I clinical trials. Sales for this segment for the third quarter of 2009 decreased 24.0% over the third quarter of 2008. The sales decrease was driven by reduced biopharmaceutical spending, partially offset by the addition of NewLab BioQuality AG, which we acquired in September of 2008. Unfavorable foreign currency decreased sales growth by 2.6%. We experienced decreases in both the PCS gross margin and operating margin to 28.3% from 33.7% and to 7.5% from 17.2%, respectively, mainly as a result of lower capacity utilization due to the lower sales volume, increased pricing pressure, and costs associated with the start up of our new facilities in China and Canada.

        Sales on a year to date basis for our PCS segment decreased 20.6% over the same period last year. Operating income for the nine months ended September 26, 2009 decreased to 8.9% of net sales, compared to 15.7% for 2008, due mainly to decreased gross margin.

        Our unallocated corporate overhead cost decreased to $11.8 million in the third quarter of 2009, from $12.9 million in the third quarter of 2008 due mainly to lower bonus expense offset by increased health care costs.

Three Months Ended September 26, 2009 Compared to Three Months Ended September 27, 2008

        Net Sales.    Net sales for the three months ended September 26, 2009 were $297.5 million, a decrease of $44.7 million, or 13.1%, from $342.2 million for the three months ended September 27, 2008.

        Research Models and Services.    For the three months ended September 26, 2009, net sales for our RMS segment declined to $163.3 million from $165.7 million for the three months ended September 27, 2008, a decrease of 1.4%. RMS sales declined due to unfavorable foreign currency translation, which decreased sales growth by approximately 0.9% and lower shipments of large models, partially offset by the acquisitions of Piedmont Research Center, Cerebricon and MIR Preclinical Services.

        Preclinical Services.    For the three months ended September 26, 2009, net sales for our PCS segment were $134.2 million, a decrease of $42.3 million, or 24.0%, compared to $176.5 million for the three months ended September 27, 2008. The decrease was primarily due to reduced biopharmaceutical spending and unfavorable foreign currency translation, which decreased sales growth by 2.6%, partially offset by the addition of NewLab BioQuality AG, which we acquired in September 2008.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the three months ended September 26, 2009 was $191.0 million, a decrease of $21.0 million, or 9.9%, from $212.0 million for the three months ended September 27, 2008. Cost of products sold and services provided for the three months ended September 26, 2009 was 64.2% of net sales, compared to 61.9% for the three months ended September 27, 2008.

        Research Models and Services.    Cost of products sold and services provided for RMS for the three months ended September 26, 2009 was $94.7 million, a decrease of $0.2 million, or 0.2%, compared to $94.9 million for the three months ended September 27, 2008. Cost of products sold and services provided increased as a percentage of net sales to 58.0% for the three months ended September 26, 2009, compared to the three months ended September 27, 2008 at 57.3% of net sales. The increase in cost as a percent of sales was due to the impact of our fixed costs with the lower sales.

        Preclinical Services.    Cost of services provided for the PCS segment for the three months ended September 26, 2009 was $96.3 million, a decrease of $20.8 million, or 17.8%, compared to $117.1 million for the three months ended September 27, 2008. Cost of services provided as a percentage of net sales was 71.7% for the three months ended September 26, 2009, compared to 66.3%

for the three months ended September 27, 2008. The increase in cost of services provided as a percentage of net sales was primarily due to lower capacity utilization.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended September 26, 2009 were $54.1 million, a decrease of $0.3 million, or 0.7%, from $54.4 million for the three months ended September 27, 2008. Selling, general and administrative expenses for the three months ended September 26, 2009 were 18.2% of net sales compared to 15.9% of net sales for the three months ended September 27, 2008. The increase as a percentage of sales was due primarily to increased health care costs, severance costs and the impact of lower sales on our fixed costs.

        Research Models and Services.    Selling, general and administrative expenses for RMS for the three months ended September 26, 2009 were $20.0 million, an increase of $0.5 million, or 3.1%, compared to $19.5 million for the three months ended September 27, 2008. Selling, general and administrative expenses increased as a percentage of sales to 12.3% for the three months ended September 26, 2009 from 11.8% for the three months ended September 27, 2008.

        Preclinical Services.    Selling, general and administrative expenses for the PCS segment for the three months ended September 26, 2009 were $22.3 million, an increase of $0.3 million, or 0.9%, compared to $22.0 million for the three months ended September 27, 2008. Selling, general and administrative expenses for the three months ended September 26, 2009 increased to 16.6% of net sales, compared to 12.5% of net sales for the three months ended September 27, 2008.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various costs primarily related to activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions was $11.8 million for the three months ended September 26, 2009, compared to $12.9 million for the three months ended September 27, 2008. The decrease in unallocated corporate overhead during the third quarter of 2009 was due primarily to lower bonus expense offset by growth in health care costs and severance costs.

        Amortization of Other Intangibles.    Amortization of other intangibles for the three months ended September 26, 2009 was $8.0 million, an increase of $0.4 million, from $7.6 million for the three months ended September 27, 2008.

        Research Models and Services.    In the third quarter of 2009, amortization of other intangibles for our RMS segment was $2.4 million, an increase of $1.8 million from $0.6 million in the third quarter of 2008.

        Preclinical Services.    For the three months ended September 26, 2009, amortization of other intangibles for our PCS segment was $5.6 million, compared to $7.0 million for the three months ended September 27, 2008.

        Operating Income.    Operating income for the three months ended September 26, 2009 was $44.4 million, a decrease of $23.8 million, or 34.8%, from $68.2 million for the three months ended September 27, 2008. Operating income for the three months ended September 26, 2009 was 14.9% of net sales, compared to 19.9% of net sales for the three months ended September 27, 2008.

        Research Models and Services.    For the three months ended September 26, 2009, operating income for our RMS segment was $46.2 million, a decrease of $4.5 million, or 9.0%, from $50.7 million for the three months ended September 27, 2008. Operating income as a percentage of net sales for the three months ended September 26, 2009 was 28.2%, compared to 30.6% for the three months ended September 27, 2008. The decrease in operating income as a percentage of sales was primarily due to the impact of fixed costs with the lower sales.

        Preclinical Services.    For the three months ended September 26, 2009, operating income for our PCS segment was $10.0 million, a decrease of $20.4 million, or 66.9%, from $30.4 million for the three months ended September 27, 2008. Operating income as a percentage of net sales decreased to 7.5%, compared to 17.2% of net sales for the three months ended September 27, 2008. The decrease in operating income as a percentage of net sales was primarily due to the impact of lower sales.

        Interest Expense.    Interest expense for the three months ended September 26, 2009 was $5.6 million, compared to $6.0 million for the three months ended September 27, 2008. The decrease was due to lower debt balances and lower interest rates on outstanding debt, partially offset by increased interest expense on the convertible debt and reduced capitalized interest.

        Interest Income.    Interest income during the third quarter of 2009 was $0.3 million compared to $2.3 million during the third quarter of 2008, due to lower cash balances and lower interest rates on invested funds worldwide.

        Income Taxes.    Income tax expense for the three months ended September 26, 2009 was $6.9 million, a decrease of $10.7 million compared to $17.6 million for the three months ended September 27, 2008. Our effective tax rate was 17.1% for the third quarter of 2009, compared to 27.9% for the third quarter of 2008. The decrease was primarily attributable to the mix of earnings, return-to-provision adjustments and an audit settlement, partially offset by declines in the Canadian tax credits and unbenefitted start-up losses incurred during the third quarter of 2009 related to the Company's PCS facility in China. Additionally, the effective tax rate in the third quarter of 2008 included a one-time charge due to a Massachusetts tax law change.

        Income from discontinued operations.    The net income from discontinued operations in the third quarter of 2009 of $3.5 million represents a decrease in the loss recognized from the sale of the Phase II–IV Clinical Services business of $5.9 million net of applicable income tax of $2.4 million. This adjustment resulted from a settlement with the IRS Appeals Division in the third quarter of 2009.

        Net Income attributable to common shareowners.    Net income attributable to common shareowners in the third quarter of 2009 was $37.3 million, compared to $45.5 million in the same period last year.

Nine Months Ended September 26, 2009 Compared to Nine Months Ended September 27, 2008

        Net Sales.    Net sales for the nine months ended September 26, 2009 were $907.2 million, a decrease of $124.8 million, or 12.1%, from $1,032.0 million for the nine months ended September 27, 2008.

        Research Models and Services.    For the nine months ended September 26, 2009, net sales for our RMS segment were $490.5 million, a decrease of $16.6 million, or 3.3%, from $507.1 million for the nine months ended September 27, 2008. Unfavorable foreign currency translation decreased sales growth by approximately 3.2%. Lower sales for shipments of large models were offset by the additions of Piedmont Research Center, MIR Preclinical Services and Cerebricon.

        Preclinical Services.    For the nine months ended September 26, 2009, net sales for our PCS segment were $416.7 million, a decrease of $108.2 million, or 20.6%, compared to $524.9 million for the nine months ended September 27, 2008. The decrease in PCS sales was primarily due to reduced biopharmaceutical spending and pricing pressure, partially offset by the addition of NewLab BioQuality AG, which we acquired in September of 2008. Unfavorable foreign currency decreased sales growth by 5.1%.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the nine months ended September 26, 2009 was $578.0 million, a decrease of $55.4 million, or 8.8%, from $633.4 million for the nine months ended September 27, 2008. Cost of products sold and services provided for the nine months ended September 26, 2009 was 63.7% of net sales, compared to 61.4% for the nine months ended September 27, 2008.

        Research Models and Services.    Cost of products sold and services provided for RMS for the nine months ended September 26, 2009 was $282.4 million, a decrease of $1.2 million, or 0.4%, compared to $283.6 million for the nine months ended September 27, 2008. Cost of products sold and services provided as a percentage of net sales for the nine months ended September 26, 2009 was 57.6% compared to the nine months ended September 27, 2008 at 55.9% of net sales. The increase in cost as a percentage of sales was due to the impact of our fixed costs with the lower sales.

        Preclinical Services.    Cost of services provided for the PCS segment for the nine months ended September 26, 2009 was $295.6 million, a decrease of $54.2 million, or 15.5%, compared to $349.8 million for the nine months ended September 27, 2008. Cost of services provided as a percentage of net sales was 70.9% for the nine months ended September 26, 2009, compared to 66.6% for the nine months ended September 27, 2008. The increase in cost of products sold and services provided as a percentage of net sales was primarily due to lower capacity utilization and severance costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the nine months ended September 26, 2009 were $172.8 million, a decrease of $2.0 million, or 1.1%, from $174.8 million for the nine months ended September 27, 2008. Selling, general and administrative expenses for the nine months ended September 26, 2009 were 19.1% of net sales compared to 16.9% of net sales for the nine months ended September 27, 2008. The increase in selling, general and administrative expenses as a percent of sales was primarily due to the lower sales.

        Research Models and Services.    Selling, general and administrative expenses for RMS for the nine months ended September 26, 2009 were $58.6 million, a decrease of $4.5 million, or 7.0%, compared to $63.1 million for the nine months ended September 27, 2008. Selling, general and administrative expenses decreased as a percentage of sales to 12.0% for the nine months ended September 26, 2009 from 12.4% for the nine months ended September 27, 2008, due mainly to lower operating expenses in Japan.

        Preclinical Services.    Selling, general and administrative expenses for the PCS segment for the nine months ended September 26, 2009 were $67.8 million, a decrease of $3.7 million, or 5.3%, compared to $71.5 million for the nine months ended September 27, 2008 due mainly to tight control of discretionary costs, lower bonus expense and gain on sale of real estate. Selling, general and administrative expenses for the nine months ended September 26, 2009 increased to 16.3% of net sales compared 13.6% for the nine months ended September 27, 2008, due mainly to lower sales.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various costs primarily related to activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions was $46.4 million for the nine months ended September 26, 2009, compared to $40.2 million for the nine months ended September 27, 2008. The increase in unallocated corporate overhead during nine months of 2009 was due primarily to severance charges related to our cost-saving actions and growth in health care costs and the impact of the 2008 curtailment gain.

        Amortization of Other Intangibles.    Amortization of other intangibles for the nine months ended September 26, 2009 was $21.4 million, a decrease of $1.4 million, from $22.8 million for the nine months ended September 27, 2008.

        Research Models and Services.    For the nine months ended September 26, 2009, amortization of other intangibles for our RMS segment was $5.0 million, an increase of $3.3 million from $1.7 million for the nine months ended September 27, 2008.

        Preclinical Services.    For the nine months ended September 26, 2009, amortization of other intangibles for our PCS segment was $16.4 million, a decrease of $4.7 million from $21.1 million for the nine months ended September 27, 2008.

        Operating Income.    Operating income for the nine months ended September 26, 2009 was $135.0 million, a decrease of $66.0 million, or 32.8%, from $201.0 million for the nine months ended September 27, 2008. Operating income for the nine months ended September 26, 2009 was 14.9% of net sales, compared to 19.5% of net sales for the nine months ended September 27, 2008.

        Research Models and Services.    For the nine months ended September 26, 2009, operating income for our RMS segment was $144.5 million, a decrease of $14.2 million, or 9.0%, from $158.7 million for the nine months ended September 27, 2008. Operating income as a percentage of net sales for the nine months ended September 26, 2009 was 29.5%, compared to 31.3% for the nine months ended September 27, 2008. The decrease in operating income as a percentage of sales was primarily due to the impact of our fixed cost with lower sales.

        Preclinical Services.    For the nine months ended September 26, 2009 operating income for our PCS segment was $36.9 million, a decrease of $45.6 million, or 55.2%, from $82.5 million for the nine months ended September 27, 2008. Operating income as a percentage of net sales decreased to 8.9%, compared to 15.7% of net sales for the nine months ended September 26, 2009. The decrease in operating income as a percentage of net sales was primarily due to lower sales resulting in unfavorable utilization.

        Interest Expense.    Interest expense for the nine months ended September 26, 2009 was $16.2 million, compared to $16.4 million for the nine months ended September 27, 2008. The decrease was due to lower debt balances and lower interest rates on outstanding debt partially offset by increased interest expense on the convertible debt and reduced capitalized interest.

        Interest Income.    Interest income for the nine months ended September 26, 2009 was $1.3 million compared to $7.1 million for the nine months ended September 27, 2008 primarily due to lower cash balances and lower interest rates on invested funds.

        Income Taxes.    Income tax expense for the nine months ended September 26, 2009 was $30.7 million, a decrease of $20.2 million compared to $50.9 million for the nine months ended September 27, 2008. Our effective tax rate was 25.0% for the nine months ended September 26, 2009, compared to 26.9% for the nine months ended September 27, 2008. The decrease was primarily attributable to mix of earnings, return-to-provision adjustments and an audit settlement, partially offset by declines in the Canadian tax credits and unbenefitted start-up losses related to the Company's PCS facility in China. Additionally, the effective tax rate for the nine months ended September 27, 2008 included a one-time charge due to Massachusetts tax law change.

        Income from discontinued operations.    The net income from discontinued operations in the nine months ended September 26, 2009 of $3.5 million represents a decrease in the loss recognized from the sale of the Phase II–IV Clinical Services business of $5.9 million net of applicable income tax expense of $2.4 million. This adjustment resulted from a settlement with the IRS Appeals Division in the third quarter of 2009.

        Net Income attributable to common shareowners.    Net income attributable to common shareowners for the nine months ended September 26, 2009 was $96.9 million, compared to the nine months ended September 27, 2008 of $138.7 million.

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

        As of September 26, 2009, we had $23.1 million in marketable securities with $7.0 million in time deposits and $16.1 million in auction rate securities rated AAA by a major credit rating agency. Our auction rate securities are guaranteed by U.S. federal agencies. The current overall credit concerns in the capital markets as well as the failed auction status of these securities have impacted our ability to liquidate these investments. If the auctions for the securities we own continue to fail, the investment may not be readily convertible to cash until a future auction of these investments is successful. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual. During the third quarter of 2009, we received a partial call on one of our auction rate securities at par value. As a result, we received $3.7 million.

        In 2006, we issued $350.0 million of 2.25% Convertible Senior Notes (the 2013 Notes) due in 2013. At September 26, 2009 the fair value of our outstanding 2013 Notes was approximately $344.7 million based on their quoted market value. During the third quarter of 2009, no conversion triggers were met.

        Cash and cash equivalents totaled $192.2 million at September 26, 2009, compared to $243.6 million at December 27, 2008.

        Net cash provided by operating activities for the nine months ending September 26, 2009 and September 27, 2008 was $155.3 million and $197.5 million, respectively. The decrease in cash provided by operations was primarily due to lower earnings. Our days sales outstanding (DSO) increased to 45 days as of September 26, 2009 compared to 40 days as of December 27, 2008 and 41 days as of September 27, 2008. The increase in our DSO was primarily driven by decreased deferred revenue as a result of lower PCS sales volume. Our DSO includes deferred revenue as an offset to accounts receivable in the calculation.

        Net cash used in investing activities for the nine months ending September 26, 2009 and September 27, 2008 was $147.2 million and $177.3 million, respectively. Our capital expenditures for nine months of 2009 were $63.5 million, of which $22.8 million was related to RMS and $40.7 million to PCS. For 2009, we project capital expenditures to be in the range of $80-$90 million. We anticipate that future capital expenditures will be funded by operating activities and existing credit facilities. We paid $83.6 million for acquisitions during 2009, primarily related to our purchase of Piedmont Research Center and Systems Pathology Company, LLC (SPC).

        Net cash used in financing activities for the nine months ending September 26, 2009 and September 27, 2008 was $72.7 million and $26.2 million, respectively. During nine months of 2009, we purchased $45.8 million of treasury stock and repaid debt of $45.5 million.

New Accounting Pronouncements

        In December 2008, the FASB issued guidance on an employer's disclosures about plan assets of defined benefit pension or other postretirement plan. The new disclosures required shall be provided for fiscal years ending after December 15, 2009 and are not required for earlier periods that are presented for comparative purposes. The adoption of this new accounting standard will not have an impact on our consolidated financial statements.

        In June 2009, the FASB issued a new accounting standard to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This standard is effective for fiscal years starting after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this standard is not expected to have an impact on our consolidated financial statements.

        In June 2009, the FASB issued a new accounting standard for transfers of financial assets to improve the information an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. This standard is effective for fiscal years beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this pronouncement is not expected to have an impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

        The conversion features of our 2013 Notes are equity-linked derivatives. As such, we recognize these instruments as off-balance sheet arrangements. Because the conversion features associated with these notes is indexed to our common stock and classified in stockholders' equity, these instruments are not accounted for as derivatives.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Certain of our financial instruments are subject to market risks, including interest rate risk and foreign currency exchange rates. We generally do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk

        We have entered into two credit agreements, the amended and restated credit agreement dated July 31, 2006 (credit agreement) and the $50 million credit agreement. Our primary interest rate exposure results from changes in LIBOR or the base rates which are used to determine the applicable interest rates under our term loans and revolving credit facility in the credit agreement and in the $50 million credit agreement. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $3.1 million on a pre-tax basis. The book value of our credit agreements approximates fair value.

        We issued $350 million of the 2013 Notes in a private placement in the second quarter of 2006. The convertible senior debenture notes bear an interest rate of 2.25%. The fair market value of the outstanding notes was $344.7 million on September 26, 2009.

Foreign Currency Exchange Rate Risk

        We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our earnings and cash flows. This risk is mitigated by the fact that various foreign operations are principally conducted in their respective local currencies. A portion of the revenue from our foreign operations in Canada is denominated in U.S. dollars, with the costs accounted for in their local currencies. We attempt to minimize this exposure by using certain financial instruments, for purposes other than trading, in accordance with our overall risk management and our hedge policy. In accordance with our hedge policy, we designate such transactions as hedges.

        During 2009, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on customer transactions and certain balance sheet items. There were no contracts open as of September 26, 2009.

Item 4.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of September 26, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in Internal Controls

        There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 26, 2009 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Potential Changes in U.S. Tax Law

        In May of 2009, President Obama and the U.S. Treasury Department proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. The proposed changes include limiting the ability of U.S. corporations to deduct expenses attributable to offshore earnings, modifying the foreign tax credit rules and further restricting the ability of U.S. corporations to transfer funds between foreign subsidiaries without triggering U.S. income tax. Although the scope of the proposed changes remains unclear and the likelihood of enactment is uncertain, it is possible that these or other changes in the U.S. tax laws could increase the Company's effective tax rate which would affect our profitability.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The Board of Directors has authorized a share repurchase program, originally authorized on July 27, 2005 and subsequently amended on October 26, 2005, May 9, 2006, August 1, 2007 and July 24, 2008 to acquire up to a total of $600.0 million of common stock. The program does not have a fixed expiration date. During the quarter ended September 26, 2009, the Company did not repurchase shares of common stock. The timing and amount of any future repurchases will depend on market conditions and corporate considerations. Additionally, the Company's Incentive Plans permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the quarter ended September 26, 2009, we acquired 18,532 shares for $606 thousand as a result of such withholdings.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
November 4, 2009	/s/ JAMES C. FOSTER James C. Foster Chairman, President and Chief Executive Officer
November 4, 2009	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer