Form 10-K
period 2009-12-26
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2010-02-19
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 26, 2009
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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          On June 27, 2009, the aggregate market value of the Registrant's voting common stock held by non-affiliates of the Registrant was approximately $2,161,234,410.

          As of February 12, 2010, there were outstanding 65,887,522 shares of the Registrant's common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders scheduled to be held on May 6, 2010, which will be filed with the Securities and Exchange Commission not later than 120 days after December 26, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2010 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business

General

        This Annual Report on Form 10-K contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on current expectations, estimates, forecasts, and projections about the industries in which Charles River operates and the beliefs and assumptions of our management. Words such as "expect," "anticipate," "target," "goal," "project," "intend," "plan," "believe," "seek," "estimate," "will," "likely," "may," "designed," "would," "future," "can," "could" and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on current expectations and beliefs of Charles River and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: future demand for drug discovery and development products and services, including the outsourcing of these services; present spending trends and other cost reduction activities by our customers (particularly in light of the challenging economic environment); future actions by our management; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of our revenues; our cost structure; the impact of acquisitions and dispositions; the timing of the opening of new and expanded facilities; our expectations with respect to sales growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (including without limitation our Lean Sigma Six program, our ERP project, our sales force realignment, and the restructuring of our PCS segment); changes in our expectations regarding future stock option, restricted stock, and other equity grants to employees and directors; changes in our expectations regarding our stock repurchases; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our cash flow and liquidity. In addition, these statements include the impact of economic and market conditions on our customers; the effects of our 2009 and 2010 cost-saving actions and other actions designed to manage expenses, operating costs and capital spending and to streamline efficiency (including the expected impact of the suspension of our PCS Massachusetts operations); the timing of our repatriation of accumulated income earned outside the United States and the ability of Charles River to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K under the section entitled "Our Strategy," the section entitled "Risks Related to Our Business and Industry," the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

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

Overview

        We are a leading global provider of solutions that accelerate the drug discovery and development process, including research models and associated services, and outsourced preclinical services. The drug development process requires the steadily increasing investment of time and money—various studies and reports estimate it takes between 10-16 years, up to $1.65 billion, and exploration of more than 10,000 drug compounds to produce a single FDA-approved drug. Charles River is positioned to leverage our core competencies in vivo biology and regulatory-compliant preclinical services in an efficient and cost-effective way to aid our customers in bringing their drugs to market faster.

        We have two reporting segments: Research Models and Services (RMS) and Preclinical Services (PCS). We provide the research models required in research and development of new drugs, devices and therapies and have been in this business for over 60 years. We have built upon our core competencies to develop a diverse and growing portfolio of products and services. Our wide array of tools and services enables our customers to reduce costs, increase speed and enhance their productivity and effectiveness in drug discovery and development. Our customer base includes global pharmaceutical companies, biotechnology companies, as well as government agencies, and leading hospitals and academic institutions around the world. We currently operate approximately 70 facilities in 16 countries worldwide. Our products and services, supported by our global infrastructure and deep scientific expertise, enable our customers to meet many of the challenges of early-stage life sciences research. In 2009, our net sales were $1.20 billion and our operating income was $166.9 million.

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

        These acquisitions, which include the acquisitions of Piedmont Research Center LLC, Cerebricon Ltd. and Systems Pathology Company, LLC in 2009 and NewLab BioQuality AG and MIR Preclinical Services in 2008, have been critical in our continuing mission to support our key pharmaceutical and biotechnology customers, who are increasingly seeking full service, global partners to whom they can outsource more of their preclinical research and development efforts. By some estimates, the outsourced in vivo discovery and drug development services markets in which we participate—ranging from research model production through Phase I clinical services—has a current size of approximately $7.0-$7.5 billion annually. It is thought that this represents 30-40% of all of the related in vivo discovery and drug development work currently performed (with wide variances among the different services) and in the aggregate is expected to increase over time as outsourcing trends continue.

        In 2009 much of our focus was dedicated towards ongoing positioning to take advantage of long-term opportunities to support our clients as they continue to outsource drug development services. One element of this focus has manifested through realignments of our PCS organization and our sales and marketing group. In 2009, we also pushed forward process efficiency initiatives through strengthening of our Lean Six Sigma organization and, at the beginning of fiscal 2010, the initial rollout of our ERP (enterprise resource planning) system in the United States. In 2008, we completed the major stages of our three-year capacity expansion program, and in early 2009 we finished with the last few elements of the program with focus on facilities in China and Sherbrooke (Canada). We continually evaluate our capacity in light of our customer needs and demands. Accordingly, in January 2010 we announced that we had decided to suspend operations at our Shrewsbury, Massachusetts, facility by the middle of 2010, with the intention to resume operations when global preclinical market conditions improve and we require additional capacity. For additional discussion of the factors that were elements of our 2009 focus, as well as the factors that we believe have recently been influencing outsourcing demand from our customers, please see the section entitled "Our Strategy" included elsewhere in the Form 10-K.

        Research Models and Services (RMS).    Charles River has been supplying research models to the drug development industry since 1947. With approximately 150 different strains, we continue to maintain our position as the global leader in the production and sale of the most widely used rodent research model strains, principally genetically and virally defined purpose-bred rats and mice. We also provide a variety of related services that are designed to assist our customers in supporting the use of research models in drug development. With multiple facilities located on three continents (North America, Europe and Asia (Japan), we maintain production centers, including a total of approximately 180 barrier rooms or isolator facilities, strategically located near our customers. In 2009, RMS accounted for 55% of our total net sales and approximately 45% of our employees, including approximately 130 science professionals with advanced scientific degrees.

        Our RMS segment is comprised of (1) Research Models, (2) Research Model Services and (3) other related products and services.

        Research Models.    A significant portion of this business is comprised of the commercial production and sale of research models, principally purpose-bred rats and mice for use by researchers. We provide our rodent models to numerous customers around the world, including most pharmaceutical companies, a broad range of biotechnology companies, many government agencies, and leading hospitals and academic institutions. We have 23 production facilities located in 8 countries worldwide which are strategically located to be in close proximity to our customers. Our research models include both standard strains and disease models such as those with compromised immune systems, which are in demand as early-stage research tools. The United States Food and Drug Administration (FDA) and foreign regulatory bodies typically require that the safety and efficacy of new drug candidates be tested on research models like ours prior to testing in humans. As a result, our research models are an essential part of the drug discovery and development process.

        Our rodent species have been and continue to be some of the most extensively used research models in the world, largely as a result of our continuous commitment to innovation and quality associated with the products. Our research models are bred and maintained in controlled environments which are designed to ensure that the models are free of specific viral and bacterial agents and other contaminants that can disrupt research operations and distort results. With our barrier room production capabilities, we are able to deliver consistently high-quality research models worldwide.

        Our small research models include:

  •
  outbred, which are genetically heterogeneous;

  •
  inbred, which are genetically identical;

  •
  hybrid, which are the offspring of two different inbred parents;

  •
  spontaneous mutant, which contain a naturally occurring genetic mutation (such as immune deficiency); and

  •
  other genetically modified research models, including knock-out models with one or more disabled genes and transgenic animals.

        We also offer proprietary, disease-specific mouse and rat models used to find new treatments for diseases such as diabetes, obesity, and cardiovascular and kidney disease. We are presently focusing our disease model program on five areas of research: cardiovascular, metabolic, renal, oncology and central nervous system, which provides overlapping disease modalities that support multiple uses of certain models.

        In addition to our small research models, we also are a premier provider of high-quality purpose-bred, specific pathogen-free (SPF) large research models to the biomedical research community.

        Research Model Services.    RMS also offers a variety of services, described below, designed to assist our customers in screening drug candidates faster. These services capitalize on the technologies and relationships developed through our research model business, and address the need among pharmaceutical and biotechnology companies to outsource the non-core aspects of their drug discovery activities. These services include those which are related to the maintenance and monitoring of research models, as well as those services designed to implement efficacy screening protocols to improve the customer's drug evaluation process. We currently offer four major categories of research models services—Genetically Engineered Models and Services, Consulting and Staffing Services, Research Animal Diagnostic Services, and Discovery and Imaging Services.

        Genetically Engineered Models and Services (GEMS).    In this area of our business, we assist our customers in breeding, maintenance and performing health profile diagnostics of research models purchased or purposefully created by our customers for biomedical research activities. While the creation of a genetically engineered model (GEM) can be a critical scientific event, it is only the first step in the discovery process. Productive utilization of GEMs requires significant additional technical expertise. We provide breeding expertise and colony development, quarantine, and health monitoring, germplasm, cryopreservation, and rederivation including assisted reproduction and genetic monitoring. We provide these services to over 500 laboratories and customers around the world from pharmaceutical and biotechnology companies to hospitals and universities.

        Consulting and Staffing Services.    Building upon our core capability as the leading provider of high-quality research models, we manage research model care operations (including recruitment, training, staffing and management services) on behalf of government and academic organizations, as well as commercial customers. Demand for our services has been driven by the trend for research institutions to outsource internal functions or activities that are not critical to their core scientific innovation process, or for which they do not maintain the necessary resources in-house. In addition, we believe that our expertise in research model care and facility operations enhances the productivity and quality of our customers' research model programs.

        Research Animal Diagnostic Services.    We assist our customers in monitoring and analyzing the health and genetics of the research models used in their research protocols. We developed this capability internally by building upon the scientific foundation created by the diagnostic laboratory needs of our research model business. Depending upon a customer's needs, we may serve as its sole-source testing laboratory, or as an alternative source supporting its internal laboratory capabilities.

We believe that the continued growth in model development and characterization and utilization of specific disease models and GEMs will drive our future growth as the reference laboratory of choice for health and genetic testing of laboratory research models.

        Discovery and Imaging Services.    Augmenting our traditional model production and GEMS described above, we believe there are emerging opportunities to assist our customers in a variety of discovery, research, development and imaging areas. Expediting the development process of investigational agents by providing products and services to customers extends their internal capabilities, complements their internal expertise and helps reduce product development timelines. In addition, our in vivo biology expertise positions us to provide complementary disease model services, which include surgical procedures, pre-conditioning and aging. We augmented our discovery and research and development capabilities substantially in 2009 via the acquisitions of Piedmont Research Center (focusing on therapeutic efficacy studies in oncology and other therapeutic areas) and Cerebricon Ltd. (focusing on therapeutic efficacy studies for the evaluation of investigational agents for the treatment of diseases of the central nervous system). In addition, our 2008 acquisition of MIR Preclinical Services allows us to offer extensive in vivo imaging capabilities in disease models (including MRI, PET, CT and bioluminescence/fluorescence imaging), as well as therapeutic efficacy expertise in inflammation, metabolic, cardiovascular and oncologic pharmacology. Imaging services have the potential to increase the efficiency of lead candidate selection by providing earlier and more highly predictive preclinical data, compared with traditional non-imaging methods, and in addition is well suited to facilitating translation between preclinical testing and clinical evaluation of investigational agents. The Discovery and Imaging Services that we offer through our RMS business are complementary to the Discovery Support services that we offer through our PCS business.

        Other Related Research Model Products and Services.    We also offer two other categories of products and services within RMS—in vitro products and avian vaccine services.

        In Vitro.    Our In Vitro business provides non-animal, or in vitro, methods for lot release testing of medical devices and injectable drugs for endotoxin contamination. We are committed to being the leader in providing our customers with in vitro alternatives as these methods become scientifically validated and commercially feasible, and toward that goal we work with and support the European Center for Validation of Alternative Methods in these efforts. Endotoxin testing uses a processed extract from the blood of the horseshoe crab, known as limulus amebocyte lysate (LAL). The LAL test is the first and most successful FDA-validated in vitro alternative to an animal model test to date. The process of extracting blood is generally not harmful to the crabs, which are subsequently returned to their natural ocean environment. Our In Vitro business produces and distributes endotoxin testing kits, reagents, software, accessories, instruments and associated services to pharmaceutical and biotechnology companies worldwide. We are a market leader in endotoxin testing products and services, which are used for FDA-required quality control testing of injectable drugs and medical devices, their components and the processes by which they are manufactured.

        Our growth in the In Vitro business is driven by our FDA approved line of next generation endotoxin testing products, which are based on the Endosafe Portable Testing System (Endosafe®-PTS™) technology that allows rapid endotoxin testing in the central laboratory or manufacturing environment. We have recently expanded the PTS product portfolio to include a multiple sample testing system known as the Endosafe-MCS (multi cartridge system) in response to the demand of our higher testing volume customers. We anticipate continued adoption of rapid methods as our customers respond to the FDA's Process Analytical Technology (PAT) Initiative. We also expect to see expanded use of this rapid endotoxin testing technology in non-traditional areas such as renal dialysis, nuclear and compounding pharmacies, and cellular therapy. In addition, we are currently exploring obtaining 510(K) medical device approval of this technology for clinical diagnostic applications.

        Avian Vaccine Services.    We are the global leader for the supply of specific pathogen-free, or SPF, chickens and fertile chicken eggs. SPF chicken embryos are used by animal health companies as self-contained "bioreactors" for the manufacture of live viruses. These viruses are used as a raw material primarily in poultry, as well as human, vaccine applications. The production of SPF eggs is performed under biosecure conditions, similar in many ways to our research model production. We have a worldwide presence in North America with several SPF egg production facilities in the United States and contracted production capabilities in Hungary, and franchise operations in India and Australia. We also operate a specialized avian laboratory in the United States, which provides in-house quality control testing of the SPF flocks, offers testing services to vaccine companies and commercial poultry operations, and manufactures poultry diagnostics and bulk antigens for poultry vaccines.

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

  Development activities, which follow, and which can take up to 7 years, are directed at demonstrating the safety, tolerability and clinical efficacy of the selected drug candidates. During the preclinical stage of the development process, a drug candidate is tested in vitro (typically on a cellular or subcellular level in a test tube or multi-well petri plate) and in vivo (in research models) to support planned or on-going human trials. With our focus on early-stage drug development support, we view clinical Phase I (first-in-human assessment) studies as a strategic component of our preclinical service offerings.

        The development services portion of our PCS business enables our customers to outsource their critical, regulatory-required drug and toxicology activities to us. The demand for these services was historically driven by preclinical development programs of biotechnology companies, which traditionally have been outsourced, and also by the selective outsourcing strategy of larger global pharmaceutical companies. The necessary significant investments in personnel, facilities and other capital resources required in order to efficiently conduct these activities means that global pharmaceutical companies and biotechnology companies are frequently choosing to outsource their development activities, allowing them to focus on their core competencies of innovation and early drug discovery and, particularly for pharmaceutical companies, promotion and market distribution.

        We are one of the two largest providers of preclinical services worldwide and offer particular expertise in the design, execution and reporting of general and specialty toxicology studies, especially those dealing with innovative therapies and biologicals. We currently provide preclinical services at multiple facilities located in the United States, Canada, Europe and Asia (China). Our PCS segment represented 45% of our total net sales in 2009 and employed 51% of our employees including approximately 375 science professionals with advanced scientific degrees.

        We currently offer the following preclinical services, in which we include both in vivo and in vitro studies, supportive laboratory services, and strategic preclinical consulting and program management to support product development from inception to proof of concept:

        Toxicology.    Toxicology is one of our core preclinical competencies and a competitive strength. Once a lead molecule is selected, appropriate toxicology studies are conducted to support clinical trials in humans. These studies are performed in laboratory models to elucidate the potential adverse effects that a compound has on an organism over a variety of doses and over various time periods, and focus on safety and assessment of harmful effects. Our toxicology services feature:

  •
  all the standard protocols for general toxicity testing (genotoxicity, safety pharmacology, acute, subacute, chronic toxicity and carcinogenicity bioassays) required for regulatory submissions supporting "first-in-human" to "first-to-the-market" strategies;

  •
  expertise in specialty routes of administration and modes of administration (e.g., infusion, intravitreal, intrathecal, and inhalation), which are important not only for the testing of potential pharmaceuticals, but also for the safety testing of medical devices, industrial chemicals, food additives, agrochemicals, biocides, nutraceuticals, animal health products and other materials;

  •
  market-leading expertise in the conduct and assessment of reproductive and developmental toxicology studies (in support of larger scale, human clinical trials);

  •
  services in important specialty areas such as ocular, bone, juvenile/neonatal, immuno-toxicity, photobiology and dermal testing;

  •
  work in all major therapeutic areas;

  •
  study design and strategic advice to our clients based on our wealth of experience and scientific expertise in support of drug development; and

  •
  a strong history of assisting our clients in achieving their regulatory or internal milestones for safety testing, including studies addressing stem cell therapies, DNA vaccines, protein biotherapeutics, small molecules and medical devices.

Our toxicology facilities operate in compliance with Good Laboratory Practices (GLPs) as required by the FDA as well as other international regulatory bodies. Our facilities are regularly inspected by U.S. and other GLP compliance monitoring authorities, as well as our own and our customers' Quality Assurance departments.

        Pathology Services.    In the drug development process, the ability to identify and characterize clinical and anatomic pathologic change is critical in determining the safety of a new compound. We employ a large number of highly trained pathologists who use state-of-the-art techniques to identify potential test article-related changes within tissues, fluids and cells, as well as at the molecular level. Pathology support is critical not only for regulatory-driven safety studies, but also for specialized investigative studies, discovery support, and stand-alone immunohistochemistry evaluations for monoclonal antibodies. Key "go/no-go" decisions regarding continued product development are typically dependent on the identification, characterization and evaluation of gross and microscopic pathology findings we perform for our clients.

        Bioanalysis, Pharmacokinetics, and Drug Metabolism.    In support of preclinical drug safety testing, our customers are required to demonstrate ample drug exposure, stability in the collected sample, kinetics of their drug or compound in circulation, the presence of metabolites, and with recombinant proteins and peptides, the presence of anti-drug antibodies. We have scientific depth in the sophisticated analytical techniques required to satisfy these requirements for a number of drug classes. After performing sample analysis for preclinical study support, we have the opportunity to capture the benefits of bridging the preclinical bioanalysis with subsequent clinical development. Once the analysis is complete, our scientists evaluate the data to provide information on the pharmacokinetics and/or toxicokinetics of the drug, as well as complete evaluation of the distribution of the drug or metabolites by radio-labeled techniques. Pharmacokinetics refers to understanding what the body does to a drug or compound once administered, including the process by which the drug is absorbed, distributed in the body, metabolized, and excreted (ADME); toxicokinetics refers to the same understanding as applied to higher doses that may result in adverse effects. Our clients require these studies for the full preclinical assessment of the disposition of the drug, the results of which are used in the final preclinical safety evaluation of the compound.

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

We also offer lead optimization strategies including early pharmacokinetic, metabolism, and toxicology support to help in early integrative drug selection criteria. The Discovery Support services that we offer through our PCS business are complementary to the Discovery and Imaging Services that we offer through our RMS business.

  Biopharmaceutical Services.

        We provide specialized testing of biologicals and devices frequently outsourced by global pharmaceutical and biotechnology developers. Our laboratories in the United States, Germany, Scotland and Ireland provide timely, compliant molecular biology, virology, bioanalytical, immunochemistry, microbiology and related services. We confirm that biological processes and the drug candidates produced are consistent, correctly defined, stable and essentially contaminant free. This testing is required by the FDA and other global regulatory authorities for our customers to obtain new drug approvals, to maintain government licensed manufacturing facilities and to release approved therapeutic products for patient treatment.

        Our manufacturing services group grows and stores well-characterized early-stage client cell lines for later development or manufacture of therapeutic proteins and vaccines for clinical trials. We also collaborate with clients on process development, validation, and manufacturing scale-up.

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

        Our clinical services capabilities are located at our premier Phase I clinic in Tacoma, Washington, with a capacity of 250 beds. We focus our clinical services business on high-end clinical pharmacology studies in healthy participants. From a strategic perspective, we believe that our business benefits from complementary and consecutive services offerings of preclinical services and Phase I clinical research in our core early-stage development portfolio.

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

Our Strategy

        Our objective is to be the preferred strategic global partner for our clients in accelerating the search for drugs, devices and therapies. From in vivo discovery through first-in-human testing, our goal is to deliver a full portfolio of products and services for drug discovery and development and to partner with our clients by providing the greatest value and strategic benefit. Our business is primarily driven by the trend towards virtualization of, and increase in outsourced services by, our customers, along with the continued growth of research and development spending by pharmaceutical and biotechnology companies, the federal government and academic institutions.

        Outsourcing allows our customers to concentrate their internal expertise and resources on early drug discovery (and for more mature companies, marketing), while continuing to advance their most promising products through the development pipeline. This creates opportunities for companies such as ours who can help optimize our clients' programs and assist in accelerating their drug discovery and development process. Our strategy is to capitalize on these opportunities by continuing to build our portfolio of premium, value-added products and services through internal development and investment, augmented by strategic "bolt-on" transactions.

        Charles River is positioned to address our customers' future needs and improve the efficiency and speed of their drug development activities, as we provide a multi-faceted value proposition that enables us to:

  •
  provide external expertise which may be too costly for our customers to build and/or maintain in-house;

  •
  partner with customers to allow them to compensate for recent capacity and/or staff reductions;

  •
  provide flexible arrangements to better balance our clients' workload/staff requirements (often reducing their personnel and operating costs);

  •
  provide customized solutions across therapeutic area;

  •
  draw upon our higher utilization and efficiencies to our clients' advantage (including the use of purpose-built facilities designed for high throughput);

  •
  address our customers' demands for "non-core" but strategically important in vivo biology activities and specialty services, such as general and specialty toxicology and program management, that are prohibitive for customers to maintain in-house; and

  •
  provide additional value to our customers through broad-based partnerships across the breadth of the Charles River portfolio.

        In today's business environment, we believe there is a particular advantage in being a global, full service, high-quality provider of services throughout the drug discovery and development continuum. Many of our customers, especially large pharmaceutical companies, are attracted to Tier 1 contract research organizations with a full breadth of capabilities, and choose to establish preferred provider relationships with only a small number, which allows them to simplify their relationship management as well as access greater value from their outsourcing partner. Recent trends suggest that large pharmaceutical restructurings, with increased focus on key therapeutic areas, may favor larger contract research organizations who can present customers with the benefits of economies of scale and scope, extensive therapeutic area expertise, global footprint and simplified communications and coordination. Those companies with critical mass and financial stability are likely to have an advantage, as we expect that customers will gravitate towards placing long-term studies with providers they can rely upon. We are focused on being recognized as a premier preferred provider and building broader and deeper long-term strategic partnerships with our customers. Accordingly, with many of our largest customers, we enter into global preferred provider agreements that span both segments of our business. In addition, in response to individual customer needs, we remain flexible and open to broad-based multi-year partnering arrangements which may take various and customized forms. Historically these generally involve financial commitments from the customer, which tap into the broad array of physical and/or service resources that we provide (e.g. reserving dedicated space within existing facilities; building out space to a particular specification; working within our clients' infrastructure; and occasionally establishing a new facility).

        This strategy and focus has been developed in recognition of the needs and desires of our customers who are increasingly facing pressure to manage their research and development costs while at the same time maintaining or developing a strong pipeline of innovative new drugs, conduct research and development in multiple countries simultaneously and identify, hire and retain a breadth of scientific and technical experts. It is both risky and expensive to bring a new prescription drug to market. It is estimated that only 4 in 5,000 - 10,000 investigational drugs that begin preclinical testing will progress to human testing, and only one of those will be approved for human use. According to various reports, it takes 10 to 16 years and costs in the range of $180 million to $1.65 billion, with an average cost of over $900 million, to bring a new drug to market ($1.2 billion for a biologic). Furthermore, costs associated with developing new drugs and biologics are increasing due to a variety of factors, including:

  •
  price inflation;

  •
  fast moving technological advances (high-throughput screening, combinatorial chemistry, genomics, proteomics) which have increased the investment costs to conduct research and development;

  •
  increased challenges in addressing "unmet needs" (e.g. chronic diseases);

  •
  increased costs and extended timelines due to the difficulty in conducting trials in western countries; and

  •
  increasing clinical trial complexity, size and extended timelines due to increased requirements to demonstrate efficacy, safety and cost effectiveness.

        In order to convert largely fixed costs into variable expenses and to facilitate and speed their research, our pharmaceutical and biotechnology customers are making strategic decisions to outsource a portfolio of services to high-quality full service providers like us. During the past decade, we believe that the growth of outsourcing by our customers has been driven by a unique confluence of events, including:

  •
  the current outlook for drugs coming off patent protection and resulting threats from generic drug manufacturers, which are expected to affect a large percentage of these companies' existing revenues in the intermediate future;

  •
  the reduction over the past decade in the growth rate of drugs gaining approval;

  •
  increased pressure (1) to find drugs to cure and manage chronic diseases, many of which are complex and affect small and/or aging patient populations and (2) to develop specialty and orphan drugs, in both cases increasing risk and cost of development while segmenting and shrinking the patient populations from blockbusters to smaller, more specialized indications;

  •
  continued productivity and cost containment pressures on the medical device, diagnostics and biopharmaceutical industries due in part to escalating global healthcare costs, increasing concentration of buying power attributable to larger payors and governments, while customers in those fields simultaneously need to manage increased financial focus on operating margins and returns;

  •
  increasing globalization of drug development (particularly increased research and development activity in developing countries);

  •
  heightened regulatory authority scrutiny worldwide, particularly concerning drug safety; and

  •
  scrutiny of the medical value of new drugs being developed as compared to established therapies.

        Over the most recent couple of years, our customers have faced a more challenging market environment. Among the factors that have affected them, we have seen the following have the most material impact and negatively affect outsourcing trends:

  •
  large pharmaceutical companies have intensified their cost-savings and efficiency actions, and have announced significant initiatives to improve their research and development productivity and rationalize their drug pipelines. This focus has been manifested through consolidation and reductions in infrastructure, spending constraints, pricing pressures and project delays and cancellations. In the short term, we have seen large pharmaceutical companies slow down their "early stage" preclinical and Phase I studies in favor of their later-stage products as they reprioritize compound pipelines (focusing on the back-end of their pipelines in the near-term) and moderate their spending per drug candidate;

  •
  biotechnology customers, particularly those that are cash-flow negative, have been highly focused on rationing their liquid assets in a challenging funding environment;

  •
  sponsor consolidation, particularly several large and mid-sized biopharmaceutical company mergers;

  •
  many customers are narrowing their pipeline focus to a smaller number of similar, high-potential therapeutic areas where they may yield the greatest returns (with particular focus and competition in oncology, metabolism/obesity, autoimmune/inflammatory, central nervous system and infectious disease);

  •
  many larger customers have diversified their technology platform bases and have extended their portfolios into biologics (therapeutic proteins, antibodies, RNAi and vaccines) while retaining their core expertise in small molecules;

  •
  our customers generally have been focused on near-term cost controls as they contend with the challenges of the global economic meltdown; and

  •
  senior management turnover and structural realignment has resulted in some internal turmoil and slower decision-making in some of our larger customers while they finalize and roll-out their restructuring plans.

        While the short-term consequences of these factors have temporarily mitigated the outsourcing growth rate trends, we believe that in the mid-term there is no fundamental change in our clients' drug development activities and strategies, and in fact these changes will provide enhanced outsourcing opportunities going forward. In fact, we remain optimistic that with the closing of the major mergers in 2009 and the stabilization of other of the factors addressed above, the pharmaceutical industry will return to focusing on driving drugs and therapies through the development pipeline. Also, we believe that as larger pharmaceutical companies become leaner and more efficient, generally focusing on their core competencies of fundamental research and development and commercialization, they will also continue to be conservative in their staffing and further reduce their in-house expertise. This should lead to reinvigoration of outsourcing as they assess their key internal priorities.

        In 2009, we moderated our investment in capacity expansion in light of the heavy investments we made from 2006 through 2008. Nonetheless, the combination of reduced customer demand, cost containment initiatives pursued by our customers and excess capacity within our industry generally, has resulted in significant pricing pressure in 2009 and into 2010. In response, we have taken a number of steps to better support our customers in today's challenging environment, identify new strategies to enhance client satisfaction, improve operating efficiencies and generally strengthen our business model.

        First, in the past year we closed or disposed of smaller, less efficient sites including PCS Arkansas and our Phase I facility in Scotland (as well as two small RMS sites in Hungary and Belgium), and reduced headcount by about 1,000 (primarily throughout our PCS segment). This includes our recent decision to suspend operations at our PCS Massachusetts site. In light of our completed facility expansions, our leaner infrastructure is intended to improve our operating margins while providing us with sufficient capacity and flexibility to accommodate increased demand in the future.

        Second, we announced two internal organizational restructurings that affect our PCS business and our Sales and Marketing organization:

        PCS Organizational Realignment:    we restructured our Preclinical Services business to create a dual accountability structure with both global functional teams and site-level management. This new structure centralizes and integrates our global PCS portfolio and unites expertise from various facilities to support our client programs, regardless of the specific site at which the program was initiated. This structure allows team members to easily share information and best practices globally, standardize operations and improve efficiencies throughout Charles River. Most importantly, it further enables us to provide exceptional and consistent service at all levels and across all sites worldwide, which is particularly important to those clients who utilize multiple Charles River sites.

        Sales and Marketing Realignment:    we realigned our enterprise-wide sales and marketing team with changes fully implemented at the beginning of 2010. This enhances our client-centric focus and communications by segment through the establishment of a three-pronged sales organization with a focus on global biopharmaceutical companies, small and mid-sized pharmaceutical companies and biotechnology companies, and academic and government customers.

        We have designated dedicated sales professionals for each segment, enhancing our ability to meet customer needs by offering customized, tailored solutions across our entire portfolio. Overall, this reorganization will allow us to provide more comprehensive coverage and support for all of the market segments among our diverse client population.

        Finally, we have also remained focused on internal process improvement initiatives. Specifically, we have continued our investment in our information technology systems and resources in order to better serve our customers, harmonize our data, and streamline our processes. Our most visible effort has been the initial roll out of our integrated enterprise resource planning (ERP) system. The first stage, which included all of our United States sites as well as our RMS site in Canada, went live at the beginning of fiscal 2010, and other locations are expected to be added in later stages. In addition, we have continued to expand our Lean Six Sigma program to reduce process cycle times, eliminate non-value add steps and optimize our operating efficiencies. Based on the initial success of the program in our PCS business segment, we have recently expanded it to RMS to attain similar operational benefits and elevated the program director to a corporate vice president level.

        We intend to continue to broaden the scope of the products and services we provide across the drug development continuum primarily through internal development, which will be augmented, as needed, through focused acquisitions and alliances. Our approach to acquisitions is a disciplined one that seeks to target businesses that are a sound strategic fit and that offer the prospect of enhancing stockholder value. This strategy may include geographic expansion of existing core services, strengthening of one of our core services or the addition of a new product or service in a related or adjacent business. In 2009, we completed 4 acquisitions, ranging in size from $5.4 million to $45.6 million.

        We believe that we are well positioned to exploit both existing and new outsourcing opportunities. As strategic outsourcing by our customers increases, we believe that our expertise in areas previously addressed by our customers' in-house capabilities allows us to provide a more flexible, efficient and cost-effective alternative for them. In short, because these products and services are the core of our business, we are able to build and maintain expertise and tap into economies of scale that are difficult for our customers to match within their internal infrastructure.

        In addition, as our customers narrow their focus toward specific therapeutic areas, we have increasingly aligned our services portfolio along therapeutic lines, particularly those subject to major research funding or focus, such as oncology, metabolism and obesity, autoimmune/inflammation, cardiovascular, infectious disease and central nervous system. We have also focused on adding expertise in the biologics development areas. As a result of these collective efforts, we expect to be better positioned to gain market share by taking advantage of these trends, as well as broader based collaboration across the in vivo discovery to first-in-human continuum.

Customers

        In 2010, we established a three-pronged sales organization with a focus on:

  •
  global biopharmaceutical companies;

  •
  small and mid-sized pharmaceutical companies and biotechnology companies; and

  •
  academic and government customers.

        Our customers continue to consist primarily of all of the major pharmaceutical companies, many biotechnology companies, animal health, medical device, diagnostic and other life sciences companies, and leading hospitals, academic institutions, and government agencies. We have stable, long-term relationships with many of our customers. During 2009, no single commercial customer accounted for more than 6% of our total net sales.

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

Sales, Marketing and Customer Support

        As part of our recent sales organization realignment, we have designated dedicated sales people for each our three customer segments enhancing our ability to meet customer needs by offering customized, tailored solutions across our entire portfolio. In addition, our mid-market pharmaceutical and biotechnology customers will benefit by additional support from a combination of account managers with broad portfolio knowledge and specialists with specific scientific expertise. This allows us to provide comprehensive coverage of all of the market segments among our diverse client population.

        We sell our products and services principally through our direct sales force and account management teams, the majority of whom work in North America, with the balance in Europe and the Asia-Pacific countries. Our primary promotional activities include organizing scientific symposia, publishing scientific papers and newsletters, making presentations and participating at scientific conferences and trade shows in North America, Europe and Asia. We supplement these scientifically based marketing activities with internet-based marketing, advertising and direct mail. In certain locales, our direct sales force is supplemented by international distributors and agents for our products and services, particularly with respect to our In Vitro and Biopharmaceutical Services businesses.

        Our internal marketing/product management teams support the field sales staff and account management teams while developing and implementing programs to create close working relationships with customers in the biomedical research industry. We maintain client/customer service, technical assistance and consulting service departments, which address both our customers' routine and more specialized needs and generally serve as a scientific resource for our clients. We frequently assist our customers in solving problems related to animal husbandry, health and genetics, biosecurity, preclinical and clinical study design, regulatory consulting, protocol development and other areas in which our expertise is widely recognized as a valuable resource by our customers.

        Our marketing efforts are focused to stimulate demand for further outsourcing across our entire portfolio. We believe that our ability to provide solutions that address all aspects of in vivo biology are increasingly attractive to our customers, and we continue to design and market our commercial activities to deliver flexible, customized programs designed by segment to meet our clients' global and site-specific needs.

Competition

        Our strategy is to be a leader in each of the markets in which we participate. We compete in the marketplace on the basis of quality, reputation, responsiveness, pricing, innovation, breadth of therapeutic and scientific expertise, timeliness and availability, supported by our professional bench strength in in vivo biology and toxicology, global capabilities and strategically located facilities worldwide. We are able to offer a unique portfolio to support most of the drug development continuum through our wide range of research models and research model services, discovery and imaging services and our broad array of both routine and specialized preclinical services (through first-in-human Phase I clinical services).

        The competitive landscape for our two business segments varies.

  •
  For RMS, our main competitors include three smaller competitors in North America (each of whom has a global scope), and several smaller competitors in Europe and in Japan. Of our main U.S. competitors, two are privately held businesses and the third is a government funded, not-for-profit institution. We believe that none of our main competitors in RMS has our comparable global reach, financial strength, breadth of product and services offerings, technical expertise or pharmaceutical and biotechnology industry relationships.

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

        We believe that the barriers to entry in a majority of our business units are generally high and present a significant impediment for new market participants, particularly in those areas which require substantial capital expenditures, trained and specialized personnel, and mandate GLP-compliant practices.

Industry Support and Animal Welfare

        One of our core values is a concern for and commitment to animal welfare. We have been in the forefront of animal welfare improvements in our industry, and continue to show our commitment with special recognition programs for employees who demonstrate an extraordinary commitment in this critical aspect of our business. We created our own Humane Care Initiative, which is directed by our Animal Welfare and Training Group. The goal of the initiative is to assure that we continue as a worldwide leader in the humane care of laboratory animals. Laboratory animals are an important resource that further our knowledge of living systems and contribute to the discovery of life-saving drugs and procedures. We work hand-in-hand with the scientific community to understand how living conditions, handling procedures and stress play an important role in the quality and efficiency of research. As animal caregivers and researchers, we are responsible to our clients and the public for the health and well being of the animals in our care.

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

Employees

        As of December 26, 2009, we had approximately 8,000 employees including approximately 500 professionals with advanced degrees, including Ph.D.s, D.V.M.s, and M.D.s. Our employees are not unionized in the United States although employees are unionized at some of our European facilities, consistent with local customs for our industry. Our satisfaction surveys indicate that we have an excellent relationship with our employees.

Backlog

        Our backlog for our PCS business segment was $273.7 million at December 26, 2009 as compared to $310.7 million at December 27, 2008. Our preclinical services are performed over varying durations, from short to extended periods of time, which may be as long as several years. We maintain an order backlog to track anticipated revenue from studies and projects that either have not started, but are anticipated to begin in the near future, or are in process and have not been completed. We only recognize a study or project in backlog after we have received written evidence of a customer's intention to proceed. We do not recognize verbal orders. Cancelled studies or projects are removed from backlog.

        We believe our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, studies vary in duration (i.e., some studies that are included in 2009 backlog may be completed in 2010, while others may be completed in later years). Second, the scope of studies may change, which may either increase or decrease their value. Third, studies included in backlog may be subject to bonus or penalty payments. Fourth, studies may be terminated or delayed at any time by the client or regulatory authorities for a number of reasons, including the failure of a drug to satisfy safety and efficacy requirements or a sponsor making a strategic decision that a study or service is no longer necessary. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study has been made. We cannot provide any assurance that we will be able to realize all or most of the net revenues included in backlog or estimate the portion to be filled in the current year.

Regulatory Matters

        As our business operates in a number of distinct operating environments and in a variety of locations worldwide, we are subject to numerous, and sometimes overlapping, regulatory environments, as described below.

        The Animal Welfare Act (AWA) governs the care and use of certain species of animals used for research. The United States Congress has passed legislation which excludes laboratory rats, mice and chickens used for research from regulation under the AWA. As a result, most of our United States small animal research model activities and our avian vaccine services operations are not subject to regulation under the AWA. For regulated species, the AWA and attendant Animal Care regulations require producers and users of regulated species to provide veterinary care and to utilize specific husbandry practices such as cage size, shipping conditions, sanitation and, for certain species, environmental enrichment to assure the welfare of these animals. We comply with licensing and registration requirement standards set by the United States Department of Agriculture (USDA) for the care and use of regulated species. Our animal production facilities and preclinical facilities in the U.S. are accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International (AAALAC), a private, nonprofit, international organization that promotes the humane treatment of animals in science through voluntary accreditation and assessment programs. AAALAC covers all species of laboratory animals, including rats, mice and birds. Our preclinical business is also generally regulated by the USDA.

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

        Our PCS business conducts nonclinical laboratory safety studies intended to support the registration or licensing of our clients' products throughout the world. A minor part of our RMS business also conducts similar studies for our clients. The conduct of these studies must comply with national statutory or regulatory requirements for Good Laboratory Practice (GLP). GLP regulations describe a quality system concerned with the organizational process and the conditions under which nonclinical laboratory studies are planned, performed, monitored, recorded, archived and reported. GLP compliance is required by such regulatory agencies as the FDA, United States Environmental Protection Agency, European Agency for the Evaluation of Medicinal Products (EMEA), Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom, Health Canada, State Food and Drug Administration of the Peoples' Republic of China, and the Japanese Ministry of Health and Welfare. GLP requirements are significantly harmonized throughout the world and our laboratories are capable of conducting studies in compliance with all appropriate requirements. To assure our compliance obligations, we have established quality assurance units (QAU) in each of our nonclinical laboratories. The QAUs operate independently from those individuals that direct and conduct studies and monitor each study to assure management that the facilities, equipment, personnel, methods, practices, records, and controls are in compliance with GLP. Our laboratory managers use the results of QAU monitoring as part of a continuous process improvement program to assure our nonclinical studies meet client and regulatory expectations for quality and integrity.

        Our PCS business also conducts human Phase I clinical trials and provides services in support of our clients' registration or licensing applications. Human clinical trials are conducted in a progressive fashion beginning with Phase I, and in the case of approved drugs, continued through Phase IV trials. Phase I studies are the initial human clinical trials and are conducted with a small number of subjects under highly controlled conditions. These clinical trials and services are performed in accordance with the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use Good Clinical Practice Consolidated Guidance and in compliance with regulations governing the conduct of clinical investigations and the protection of human clinical trial subjects. FDA regulations do not require a quality assurance program; however, our Phase I facility has an established quality assurance unit that monitors the conduct and reporting of Phase I trials to assure that these trials are conducted in compliance with appropriate regulatory requirements.

        Our manufacturing businesses produces endotoxin test kits, reagents, cell banks used in research and biopharmaceutical production and vaccine support products. Additionally, several of our laboratories conduct identity, stability and potency testing in support of our clients' manufacturing programs. These activities are subject to regulation by the FDA and other national regulatory agencies under their respective Good Manufacturing Practice (GMP) regulations. We are subject to inspection on a routine basis for compliance with these regulations. These regulations require that we manufacture our products or perform testing in a prescribed manner with respect to GMP compliance, and maintain records of our manufacturing, testing and control activities. We also maintain an Establishment License with USDA's Center for Veterinary Biologics (CVB) that covers certain of our sites which manufacture antigens used in a licensed diagnostic kit for rodents or—particular to our avian vaccine services—which manufacture USDA licensed antigens, antibodies, and viruses that are sold to clients for use in the manufacturing of their own USDA licensed products. Our vaccine support business also manufactures and markets three USDA licensed products that are considered final use products (Mycoplasma Gallisepticum Antigen, Mycoplasma Melegridis Antigen and Mycoplasma Synoviae Antigen), and sites involved in the manufacture of these articles are subject to regular inspection by USDA/CVB.

        All of our sites are also subject to licensing and regulation under national, regional and local laws relating to the surface and air transportation of laboratory specimens, the handling, storage and disposal of laboratory specimens, hazardous waste and radioactive materials, and the safety and health of laboratory employees. Although we believe we are currently in compliance in all material respects with such national, regional and local laws (which include the USDA, the standards set by the International Air Transport Association, the Convention on International Trade in Endangered Species of Wild Fauna and Flora (CITES), and European oversight agencies), failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

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

Intellectual Property

        We develop and implement computer software and technically derived procedures and products intended to maximize the quality and effectiveness of our services. Although our intellectual property rights are valuable to our success, we believe that such factors as the technical expertise, proprietary know-how, ability and experience of our professionals are more important, and that, overall, these technological capabilities provide significant benefits to our clients. Where we consider it appropriate, steps are taken to protect our know-how through confidentiality agreements and through registration of title or use. In addition, we in-license technology and products from other companies when it enhances both our product and services business. In the future, in-licensing may become a larger initiative to enhancing our offerings, particularly as we focus on therapeutic area expertise. With the exception of technology related to our in vitro testing business, including the Endosafe-PTS, and our pathology based software development activities through our Systems Pathology Company subsidiary, we have no patents, trademarks, licenses, franchises or concessions which are material and upon which any of the products or services we offer are dependent.

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

        Over the past decade, our businesses have grown significantly as a result of the increase in pharmaceutical and biotechnology companies outsourcing their preclinical and clinical research support activities. While many industry analysts expect the outsourcing trend to continue to increase for the next several years (although with different growth rates for different phases of drug discovery and development) a decrease in preclinical and/or clinical outsourcing activity could result in a diminished growth rate in the sales of one or more of our expected higher-growth areas and adversely affect our financial condition and results of operations. In fact, in 2009 our revenues for our PCS segment declined 20.6% from 2008. For additional discussion of the factors that we believe have recently been influencing outsourcing demand from our customers, please see the section entitled "Our Strategy" included elsewhere in the Form 10-K. Furthermore, our customer contracts are generally terminable on little or no notice. Termination of a large contract or multiple contracts could adversely affect our sales and profitability. Our operations and financial results could be significantly affected by these risks.

A reduction in research and development budgets at pharmaceutical and biotechnology companies may adversely affect our business.

        Our customers include researchers at pharmaceutical and biotechnology companies. Our ability to continue to grow and win new business is dependent in large part upon the ability and willingness of the pharmaceutical and biotechnology industries to continue to spend on compounds in the preclinical phase of research and development and to outsource the products and services we provide. Fluctuations in the expenditure amounts in each phase of the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities (including available resources of our biotechnology customers, particularly those that are cash-negative, who may be highly focused on rationing their liquid assets in a challenging funding environment) and institutional budgetary policies. Our business could be adversely affected by any significant decrease in life sciences research and development expenditures by pharmaceutical and biotechnology companies, as well as by academic institutions, government laboratories or private foundations. In particular, studies in recent years have indicated that a majority of academic researchers are anticipating reductions in their budgets, although funds disbursed through the American Recovery and Reinvestment Act could provide some offset. Similarly, economic factors and industry trends that affect our clients in these industries, including funding for biotechnology companies, which have suffered during the 2008/2009 economic downturn, also affect their research and development budgets and, consequentially, our business as well. The economic downturn has also negatively affected us to the extent that the research and development budgets at our pharmaceutical customers have recently slowed down their preclinical and Phase I studies in favor of their later-stage products as they reprioritize compound pipelines (focusing on the back-end of their pipelines in the near-term) and moderate their spending per drug candidate. Furthermore, our customers (particularly larger bio/pharmaceutical companies) continue to search for ways to maintain the breadth of their compound pipeline, but with leaner research and development costs per drug candidate. For additional discussion of the factors that we believe have recently been influencing research and development budgets at our customers, please see the section entitled "Our Strategy" included elsewhere in the Form 10-K.

A reduction or delay in government funding of research and development may adversely affect our business.

        A portion of net sales in our RMS segment is derived from customers at academic institutions and research laboratories whose funding is partially dependent on both the level and timing of funding from government sources, such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies. Government funding of research and development is subject to the political process, which is inherently unpredictable. Our sales may be adversely affected if our customers delay purchases as a result of uncertainties surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. Although the Obama administration's stimulus packages in 2009 and 2010 included increases in NIH funding, NIH funding had otherwise remained fairly flat in recent years and a reduction in government funding for the NIH or other government research agencies could adversely affect our business and our financial results. Also, there is no guarantee that NIH funding will be directed towards projects and studies that require use of our products and services.

Changes in government regulation or in practices relating to the pharmaceutical or biotechnology industries, including potential health care reform, could decrease the need for the services we provide.

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

        In recent years, the U.S. Congress and state legislatures have considered various types of health care reform in order to control growing health care costs. We are unable to predict what legislative proposals will be adopted in the future, if any, nor in what form they may ultimately be approved. Similar reform movements have occurred in Europe and Asia.

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

        Generally, our agreements with our customers provide that the customers can terminate the agreements or reduce the scope of services under the agreements with little or no notice. Customers may elect to terminate their agreements with us for various reasons, including:

  •
  the products being tested fail to satisfy safety requirements;

  •
  unexpected or undesired study results;

  •
  production problems resulting in shortages of the drug being tested;

  •
  the customer's decision to forego or terminate a particular study;

  •
  the loss of funding for the particular research study; or

  •
  for general convenience/customer preference.

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

        Many of our contracts provide for services on a fixed price or fee-for-service with a cap basis and, accordingly, we bear the financial risk if we initially under-price our contracts or otherwise overrun our cost estimates. In addition, these contracts may be terminated or reduced in scope either immediately or upon notice. Cancellations may occur for a variety of reasons, and often at the discretion of the customer. The loss, reduction in scope or delay of a large contract or the loss or delay of multiple contracts could materially adversely affect our business, although our contracts frequently entitle us to receive the costs of winding down the terminated projects, as well as all fees earned by us up to the time of termination. Some contracts also entitle us to a predetermined termination fee and irrevocably committed costs/expenses.

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

        Contaminations typically require cleaning up, renovating, disinfecting, retesting and restarting production or services. Such clean-ups result in inventory loss, clean-up and start-up costs, and reduced sales as a result of lost customer orders and credits for prior shipments. In addition to microbiological contaminations, the potential for genetic mix-ups or mismatings also exists and may require the restarting of the applicable colonies. While this does not require the complete clean-up, renovation and disinfection of the barrier room, it would likely result in inventory loss, additional start-up costs and possibly reduced sales. Contaminations also expose us to risks that customers will request compensation for damages in excess of our contractual indemnification requirements. There also exists a risk that contaminations from models that we produce may affect our customer's facilities, with similar impact to them. In some cases, we may produce or import animals carrying infectious agents capable of causing disease in man; and in the case of such a contamination or undiagnosed infection, there could be a possible risk of human exposure and infection.

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

  •
  potentially negative consequences from changes in or interpretations of US and foreign tax laws:

  •
  longer accounts receivable cycles in certain foreign countries; and

  •
  import and export licensing requirements.

Upgrading and integrating our business systems could result in implementation issues and business disruptions.

        We recently completed the initial implementation of a project to replace many of our numerous legacy business systems at our different sites globally with an enterprise wide, integrated enterprise resource planning (ERP) system. The first stage, which included all of our United States sites as well as our RMS site in Canada, went live at the beginning of fiscal 2010, and other locations are expected to be added in later stages. The process of planning and preparing for such an integrated, wide-scale implementation is extremely complex and we are required to address a number of challenges including data conversion, system cutover and user training. Problems in any of these areas could cause operational problems during implementation including delayed shipments, missed sales, billing and accounting errors and other operational issues. There have been numerous, well-publicized instances of companies experiencing difficulties with the implementation of ERP systems which resulted in negative business consequences.

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

        We depend on a limited international source of supply of large research models required in our product and service offerings. Disruptions to their continued supply may arise from health problems, export or import laws/restrictions or embargoes, international trade regulations, foreign government or economic instability, severe weather conditions, increased competition amongst suppliers for models, disruptions to the air travel system or other normal-course or unanticipated events. Any disruption of supply could harm our business if we cannot remove the disruption or are unable to secure an alternative or secondary supply source on comparable commercial terms.

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

        In addition, regulations and guidance worldwide concerning the production and use of laboratory animals for research purposes continues to be updated. Notably, there has been a recent updating of guidance in Europe that will be implemented over a period of several years on a country-by-country basis. Because of the complexities of the formal adoption process, the finalization and implementation of this guidance will likely take three or more years. Similarly, guidance has been and continues to be developed for other areas that impact the biomedical research community on both a national and international basis, including transportation, euthanasia guidance, import and export requirements of biological materials, health monitoring requirements and the use of disinfectants. In the United States, an updating of guidance used by the National Institutes of Health and by certain oversight agencies for the care and use of laboratory animals has been completed, and it is expected to be finalized and implemented over the next two years. These new guidelines could cause us increased costs attributable to additional facilities, the need to add personnel to address new processes, as well as increased administrative burden, and the upgrading of existing facilities.

The drug discovery and development services industry is highly competitive.

        The drug discovery and development services industry is highly competitive. We often compete for business not only with other drug discovery and development companies, but also with internal discovery and development departments within our larger clients, who may have greater resources than ours. We also compete with universities and teaching hospitals for our services. We compete on a variety of factors, including:

  •
  reputation for on-time quality performance;

  •
  reputation for regulatory compliance;

  •
  expertise and experience in multiple specialized areas;

  •
  scope and breadth of service and product offerings across the drug discovery and development spectrum;

  •
  broad geographic availability (with consistent quality);

  •
  price/value;

  •
  technological expertise and efficient drug development processes;

  •
  quality of facilities;

  •
  financial stability;

  •
  size;

  •
  ability to acquire, process, analyze and report data in an accurate manner; and

  •
  ability to manage Phase I clinical trials.

        If we do not compete successfully, our business will suffer. Increased competition might lead to price and other concessions that might adversely affect our operating results. The drug discovery and development services industry has continued to see a trend towards consolidation, particularly among the biotechnology companies, who are targets for each other and for larger pharmaceutical companies (although recent trends in 2008 and 2009 also demonstrated increased merger activity between larger pharmaceutical companies themselves). If this trend continues, it is likely to produce more competition among the larger companies and contract research organizations generally, with respect to both clients and acquisition candidates. In addition, while there are substantial barriers to entry for large, global competitors with broad-based services, small, specialized entities considering entering the contract research organization industry will continue to find lower barriers to entry, and private equity firms may determine that there are opportunities in acquiring and rolling up these companies, thus further increasing possible competition. Furthermore, in recent years both Charles River and our competitors, particularly in the preclinical services area, have been investing in capital projects to increase capacity. An ongoing challenge for all participants is balancing capacity growth and market demand. If capacity has been increased too much, pressure to lower prices or to take on lower-margin studies and projects may occur. These competitive pressures may affect the attractiveness of our services and could adversely affect our financial results.

Potential Changes in U.S. Tax Law.

        On February 1, 2010, President Obama and the U.S. Treasury Department proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. The proposed changes include limiting the ability of U.S. corporations to deduct interest expense allocated and apportioned to offshore earnings, modifying the foreign tax credit rules and further restricting the ability of U.S. corporations to transfer funds between foreign subsidiaries without triggering U.S. income tax. Although the scope of the proposed changes remains unclear and the likelihood of enactment is uncertain, it is possible that these or other changes in the U.S. tax laws could increase the Company's effective tax rate which would affect our profitability.

We could be adversely affected by tax law changes in Canada and the United Kingdom.

        We have substantial operations in Canada and the United Kingdom which currently benefit from favorable corporate tax arrangements. We receive substantial tax credits in Canada from both the Canadian federal and Quebec governments and benefits from enhanced deductions and accelerated tax depreciation allowances in the United Kingdom. Any reduction in the availability or amount of these tax credits or deductions would be likely to have a material adverse effect on profits, cash flow and our effective tax rate.

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

        Goodwill will not be amortized, but will be reviewed for impairment at least annually. The results of this year's impairment test are as of a point in time. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value in subsequent years. To the extent goodwill is impaired, its carrying value will be written down to its implied fair value and a charge will be made to our earnings. Such an impairment charge could materially and adversely affect our operating results and financial condition. As of December 26, 2009, we had recorded goodwill and other intangibles of $668.5 million in the consolidated balance sheet.

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

  •
  risks that models in our breeding facilities or in facilities that we manage may be infected with diseases that may be harmful and even lethal to themselves or humans despite preventive measures contained in our company policies for the quarantine and handling of imported animals;

  •
  risk that we may have errors and omissions related to our products designed to conduct lot release testing of medical devices and injectable drugs (primarily through our In Vitro business) or in the testing of biologicals and other services performed by our biopharmaceutical services business, which could result in us or our customers failing to identify unsafe or contaminated materials; and

  •
  errors and omissions during a trial that may undermine the usefulness of a trial or data from the trial.

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

        For many years, groups within the scientific and research communities have attempted to develop models, methods and systems that would replace or supplement the use of living animals as test subjects in biomedical research. Some companies have developed techniques in these areas that may have scientific merit. In addition, technological improvements to existing or new processes, such as imaging technology, could result in a refinement in the number of animal research models necessary to conduct the required research. It is our strategy to participate in some fashion with any non-animal test method or other method that reduces the need for animal research models as it becomes validated as a research model alternative or adjunct in our markets. For instance, we acquired imaging capabilities in 2008 through our acquisition of MIR (and further augmented our imaging services in 2009 through the acquisition of Cerebricon). However, we generally may not be successful in commercializing these methods if developed, and sales or profits from these methods may not offset reduced sales or profits from research models. Alternative research methods could decrease the need for research models, and we may not be able to develop new products effectively or in a timely manner to replace any lost sales. In addition, other companies or entities may develop research models with characteristics different than the ones that we produce, and which may be viewed as more desirable by our customers.

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

        At December 26, 2009, we had approximately $492.6 million of debt. This debt could have significant adverse effects on our business, including making it more difficult for us to obtain additional financing on favorable terms; requiring us to dedicate a substantial portion of our cash flows from operations to the repayment of debt and the interest on this debt; limiting our ability to capitalize on significant business opportunities; and making us more vulnerable to rising interest rates. For additional information regarding our debt, please see Note 4 included in the Notes to Consolidated Financial Statements elsewhere in this Form 10-K.

If we are not successful in selecting and integrating the businesses and technologies we acquire, our business may suffer.

        During the past decade, we have expanded our business through numerous acquisitions. We plan to continue to acquire businesses and technologies and form strategic alliances. However, businesses and technologies may not be available on terms and conditions we find acceptable. We risk spending time and money investigating and negotiating with potential acquisition or alliance partners, but not completing transactions.

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

        Our results of operations in any quarter may vary from quarter to quarter and are influenced by such factors as:

  •
  changes in the general global economy,

  •
  the number and scope of ongoing customer engagements,

  •
  the commencement, postponement, progress, completion or cancellation of customer contracts in the quarter,

  •
  changes in the mix of our products and services,

  •
  the extent of cost overruns,

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

Item 2.    Properties

        We own or lease the land and buildings where we have facilities. We own large facilities (facilities over 50,000 square feet) for our PCS businesses in the United States, Canada, Scotland and Ireland, and lease large facilities in the United States, Canada and China. We own large RMS facilities in the United Kingdom, France, Germany, Japan, Canada and the United States. None of our leases is individually material to our business operations. Many of our leases have an option to renew, and we believe that we will be able to successfully renew expiring leases on terms satisfactory to us. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed. For additional information see Note 9 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

        In 2008, we completed the major stages of our three year capacity expansion program, and in early 2009 we finished with the last few elements of the program with focus on facilities in China and Sherbrooke (Canada). We continually evaluate capacity in light of our customer needs and demands. Accordingly, in January 2010 we announced that we had decided to suspend operations at our Shrewsbury, Massachusetts, facility by the middle of 2010, with the intention to resume operations when global preclinical market conditions improve and we require additional capacity.

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

        Thomas F. Ackerman, age 55, joined us in 1988 with over eleven years of combined public accounting and international finance experience. He was named Controller, North America in 1992 and became our Vice President and Chief Financial Officer in 1996. In 1999, he was named a Senior Vice President and in 2005 he was named a Corporate Executive Vice President. He is currently responsible for overseeing our Accounting and Finance Department and several other corporate staff departments. Prior to joining us, Mr. Ackerman was an accountant at Arthur Andersen & Co.

        Christophe Berthoux, age 47, rejoined us in February 2005 as General Manager of our clinical services business. Following the sale of our Phase II-IV clinical services business in August 2006, Dr. Berthoux was named Corporate Senior Vice President, U.S. Research Models and Services and In Vitro Products and Services, and in 2008 he was named our Corporate Executive Vice President,

Global Sales and Marketing and Chief Commercial Officer. Previously, from 1990 to early 2004, Dr. Berthoux held a variety of managerial positions with the Company, including Corporate Vice President and head of European Research Models and Services.

        James C. Foster, age 59, joined us in 1976 as General Counsel. Over the past 34 years, Mr. Foster has held various staff and managerial positions, and was named our President in 1991, Chief Executive Officer in 1992 and our Chairman in 2000.

        Nancy A. Gillett, age 54, joined us in 1999 with the acquisition of Sierra Biomedical. Dr. Gillett has 24 years of experience as an ACVP board certified pathologist and scientific manager. In 1999, she became Senior Vice President and General Manager of our Sierra Biomedical division, and subsequently held a variety of managerial positions, including President and General Manager of Sierra Biomedical and Corporate Vice President and General Manager of Drug Discovery and Development (the predecessor to our Preclinical Services business segment). In 2004, Dr. Gillett was named Corporate Senior Vice President and President, Global Preclinical Services, and in 2006 she became a Corporate Executive Vice President.

        David P. Johst, age 48, joined us in 1991 as Corporate Counsel and was named Vice President, Human Resources in 1995. He became Vice President, Human Resources and Administration in 1996, a Senior Vice President in 1999, and a Corporate Executive Vice President in 2005. He currently serves as the Company's General Counsel and Chief Administrative Officer and is responsible for overseeing our Human Resources department, our Consulting and Staffing Services business unit and several other corporate staff departments. Prior to joining the Company, Mr. Johst was an attorney in the Corporate Department at Hale and Dorr.

        Real H. Renaud, age 63, joined us in 1964 and has over 46 years of research models production and related management experience. In 1986, Mr. Renaud became Vice President of Production, with responsibility for overseeing the Company's North American small animal operations, and was named Vice President, Worldwide Production in 1990. Mr. Renaud became Vice President and General Manager, European and North American Animal Operations in 1996, following a two-year European assignment during which he provided direct oversight to our European operations. In 1999, he became a Senior Vice President and in 2003, Mr. Renaud became Corporate Executive Vice President and President Global Research Models and Services.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on the New York Stock Exchange on June 23, 2000 under the symbol "CRL." The following table sets forth for the periods indicated below the high and low sales prices for our common stock.

2010	High	Low
First quarter (through February 12, 2010)	$39.07	$32.74
2009	High	Low
First quarter	$29.87	$23.03
Second quarter	33.28	23.29
Third quarter	37.47	29.82
Fourth quarter	40.14	30.95
2008	High	Low
First quarter	$69.04	$53.73
Second quarter	65.95	55.14
Third quarter	69.19	57.84
Fourth quarter	58.00	19.92

        There were no equity securities that were not registered under the Securities Act of 1933, as amended, sold by the Company during the fiscal year ended December 26, 2009.

Shareholders

        As of February 12, 2010 there were approximately 578 registered shareholders of the outstanding shares of common stock.

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

Issuer Purchases of Equity Securities

        The Board of Directors of the Company has authorized a share repurchase program, originally authorized on July 27, 2005 and subsequently amended on October 26, 2005, May 9, 2006, August 1, 2007 and July 24, 2008 to acquire up to a total of $600.0 million of common stock. The program does not have a fixed expiration date. As of December 26, 2009, approximately $144.8 million remains authorized for share repurchases. During the quarter ended December 26, 2009, the Company did not repurchase any shares of common stock. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

        Additionally, the Company's Incentive Plans permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, during the quarter ended December 26, 2009, the Company acquired 3,420 shares as a result of such withholdings.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table summarizes, as of December 26, 2009, the number of options issued under the Company's stock option plans and the number of options available for future issuance under these plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plan approved by security holders:
Charles River 2000 Incentive Plan	3,203,404		$41.22	445,668
Charles River 1999 Management Incentive Plan	9,000		$36.72	15,617
Inveresk 2002 Stock Option Plan	97,020		$24.24	—
2007 Incentive Plan	2,907,519		$34.22	3,801,315
Equity compensation plans not approved by security holders	—		—	—

Total	6,216,943	(1)		4,262,600	(2)

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

        The following table provides additional information regarding the aggregate issuances under the Company's existing equity compensation plans as of December 26, 2009:

Category	Number of securities outstanding	Weighted average exercise price	Weighted average term
	(a)	(b)	(c)
Total number of restricted shares outstanding(1)	896,393	$—	—
Total number of options outstanding	6,216,943	$37.67	4.77

(1)
For purposes of this table, only unvested restricted stock as of December 26, 2009 is included. Also for purposes of this table only, the total includes 84,358 restricted stock units granted to certain employees of the Company outside of the United States.

Comparison of 5-Year Cumulative Total Return

        Among Charles River Laboratories International, Inc., The S&P 500 Index and The NASDAQ Pharmaceutical Index.

        The following stock performance graph compares the annual percentage change in the Company's cumulative total shareholder return on its Common Stock during a period commencing on December 25, 2004 and ending on December 26, 2009 (as measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the Company's share price at the end and the beginning of the measurement period; by (2) the share price at the beginning of the measurement period) with the cumulative total return of the S&P 500 Index and the NASDAQ Pharmaceutical Index during such period. The Company has not paid any dividends on the Common Stock, and no dividends are included in the representation of the Company's performance. The stock price performance on the graph below is not necessarily indicative of future price performance. The graph is not "soliciting material," is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. Information used in the graph was obtained from Standards & Poor's Institutional Market Services, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Charles River Laboratories International, Inc., The S&P 500 Index
And The NASDAQ Pharmaceutical Index

	Dec. 25, 2004	Dec. 31, 2005	Dec. 30, 2006	Dec. 29, 2007	Dec. 27, 2008	Dec. 26, 2009
Charles River Laboratories International, Inc.	100.00	91.02	92.91	142.04	53.75	70.81
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
NASDAQ Pharmaceutical	100.00	102.23	105.16	99.56	91.99	98.21

Item 6.    Selected Consolidated Financial Data

        The following selected financial data are derived from our Consolidated Financial Statements and notes thereto and should be read in conjunction with Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and notes thereto contained in Item 8., "Financial Statements and Supplementary Data" of this report.

	Fiscal Year(1)
	2009	2008	2007	2006	2005
	(dollars in thousands)
Statement of Income Data:
Net sales	$1,202,551	$1,343,493	$1,230,626	$1,058,385	$993,328
Cost of products sold and services provided	773,183	832,784	752,435	651,778	603,624
Selling, general and administrative expenses	233,995	230,266	217,523	180,795	157,999
Goodwill impairment	—	700,000	—	—	—
Amortization of intangibles	28,447	30,312	33,509	37,639	47,011

Operating income (loss)	166,926	(449,869)	227,159	188,173	184,694
Interest income	1,777	8,691	9,683	6,836	3,695
Interest expense	(21,682)	(22,334)	(24,453)	(23,200)	(24,324)
Other, net	2,086	(5,930)	(1,448)	981	(177)

Income (loss) from continuing operations before income taxes	149,107	(469,442)	210,941	172,790	163,888
Provision for income taxes	39,725	56,174	56,677	48,164	16,261

Income (loss) from continuing operations net of income taxes	109,382	(525,616)	154,264	124,626	147,627
Income (loss) from discontinued businesses, net of tax	3,220	424	(3,146)	(181,004)	(3,790)

Net income (loss)	112,602	(525,192)	151,118	(56,378)	143,837
Net income (loss) attributable to noncontrolling interests	1,839	687	(470)	(1,605)	(1,838)

Net income (loss) attributable to common shareowners	$114,441	$(524,505)	$150,648	$(57,983)	$141,999

Common Share Data:
Earnings (loss) per common share
Basic
Continuing operations attributable to common shareowners	$1.70	$(7.80)	$2.30	$1.78	$2.09
Discontinued operations	$0.05	$0.01	$(0.05)	$(2.63)	$(0.05)
Net income (loss) attributable to common shareowners	$1.75	$(7.80)	$2.25	$(0.84)	$2.04
Diluted
Continuing operations attributable to common shareowners	$1.69	$(7.80)	$2.24	$1.76	$2.02
Discontinued operations	$0.05	$0.01	$(0.05)	$(2.59)	$(0.05)
Net income (loss) attributable to common shareowners	$1.74	$(7.80)	$2.19	$(0.83)	$1.96
Other Data:
Depreciation and amortization	$93,553	$91,290	$86,411	$82,586	$87,935
Capital expenditures	80,012	199,858	230,938	183,529	94,520
Balance Sheet Data (at end of period):
Cash and cash equivalents	$182,574	$243,592	$225,449	$175,380	$114,821
Working capital	345,828	317,141	299,587	241,762	107,910
Goodwill, net	508,235	457,578	1,120,540	1,119,309	1,097,590
Total assets	2,204,093	2,141,413	2,778,313	2,523,449	2,538,209
Total debt	492,832	515,332	437,902	489,284	296,090
Total shareowners' equity	1,375,243	1,241,286	1,905,390	1,643,892	1,827,013

(1)
Our fiscal year consists of 12 months ending on the last Saturday on, or prior to, December 31.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following Management's Discussion and Analysis will help you understand the financial condition and results of operations. The Management's Discussion and Analysis is a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements.

Overview

        We are a leading global provider of solutions that advance the drug discovery and development process, including research models and associated services and outsourced preclinical services. We provide our products and services to global pharmaceutical companies, biotechnology companies, as well as government agencies, and leading hospitals and academic institutions throughout the world in order to bring drugs to market faster and more efficiently. Our broad portfolio of products and services enables our customers to reduce costs, increase speed to market and enhance their productivity and effectiveness in drug discovery and development. We have built upon our core competency of laboratory animal medicine and science (research model technologies) to develop a diverse and growing portfolio of regulatory compliant preclinical services which address drug discovery and development in the preclinical arena. We have been in business for over 60 years and currently operate approximately 70 facilities in 16 countries worldwide.

        This was a challenging year for preclinical services. We believe business restructuring and reprioritization of pipelines by pharmaceutical and biotechnology clients in 2008 and early 2009 contributed towards reduced demand as we started the year. As 2009 progressed our operating results were further negatively impacted by an assortment of factors including: continued measured spending by major pharmaceutical and biotechnology companies due to the impact of the slower economy and world wide credit crisis; a period of accelerating consolidations; significant study slippage and delays in customer decisions and commitments; tight cost constraints and recognition of excess preclinical capacity within our industry which resulted in pricing pressure; a focus on late-stage (human) testing as customers endeavor to bring drugs to market; and pending healthcare reform initiatives. All of these factors contributed to demand uncertainty and impacted sales in 2009. As we look forward, we anticipate market demand, particularly for Preclinical Services will begin to ramp up slowly beginning in the second quarter of 2010. As our customers reinvigorate their drug development efforts and continue to employ methods to improve the effectiveness and cost efficiency of their drug development pipelines, as well as complete consolidations that have been announced, we believe they will increase their focus on strategic outsourcing, which will drive demand for the services we provide.

        We believe that the long-term drivers for our business as a whole will primarily emerge from our customers' continued demand for research models and services and regulatory compliant preclinical services, which are essential to the drug development process. We will also continue to pursue strategic "bolt-on" acquisitions that complement our business, increase the rate of our growth or geographically expand our existing services, as evidenced by our acquisitions of Systems Pathology Company, Cerebricon and Piedmont Research Center in 2009.

        During this period of market uncertainty, we continue to align our organization to support market requirements. The actions we implemented in 2009 included restrictions on hiring, a salary freeze for a substantial percentage of our workforce, including almost all incentive-eligible employees (since lifted in 2010), continued tight control of discretionary spending, headcount reductions, predominately in our Preclinical Services (PCS) business segment, reduction in targeted bonus amounts and other benefits, and the closure of our Arkansas facility. As a result of these actions, we recorded a charge for severance costs of $16.6 million. Additionally during 2009 we realigned our PCS organization as well as our Sales and Marketing team to enhance our customer service and client focus. During 2010 and into the future we are continuing our process improvement initiatives including the ongoing roll out of our ERP system and Lean Six Sigma program to drive further efficiencies in our organization.

        We have evaluated our capacity plans for our PCS business, taking into consideration the factors that are affecting our sales and determined that we have more than sufficient capacity to accommodate our clients' current demand. Accordingly, we will suspend operations at our PCS facility in Shrewsbury, Massachusetts during 2010. We intend to resume operations when global preclinical market conditions improve and we require additional capacity. In light of our completed facility expansions, our leaner infrastructure is intended to improve our operating margins while providing us with sufficient capacity and flexibility to accommodate increased demand in the future. As a result of this decision, the Company expects to record charges of approximately $7 million, primarily in the first quarter of 2010, for severance and related costs. We expect in total these actions have reduced costs by approximately $40 million in 2009 and $70 million in 2010.

        Total net sales in 2009 were $1.2 billion, a decrease of 10.5% from 2008. The sales decrease was due primarily to slower demand for PCS due to significant study slippage and delays in customer decisions and commitments, lack of capital market funding for biotechnology companies, our clients' tight cost controls which resulted in more measured spending and pricing pressure, and a focus on late-stage (human) testing as customers endeavor to bring drugs to market. The effect of foreign currency translation had a negative impact on sales of 2.3%. Our gross margin decreased to 35.7% of net sales compared to 38.0% of net sales in 2008, due primarily to lower sales.

        Our operating income for 2009 was $166.9 million compared to a loss for 2008 of $449.9 million primarily due to our goodwill impairment of $700 million in 2008. Income from continuing operations attributable to common shareowners was $111.2 million in 2009 compared to a loss from continuing operations attributable to common shareowners of $524.9 million in 2008. Diluted income per share from continuing operations attributable to common shareowners for 2009 was $1.69 compared to a loss per share of $7.80 in 2008. Our capital expenditures totaled $80.0 million for 2009, compared to $199.9 million for 2008. Our planned capital expenditures in 2010 are in the range of $60 million to $70 million. Net income attributable to common shareowners for 2009 was $114.4 million compared to loss attributable to common shareowners for 2008 of $524.5 million.

        We report two segments: RMS and PCS, which reflect the manner in which our operating units are managed.

        Our RMS segment, which represented 54.9% of net sales in 2009, includes sales of research models, genetically engineered models and services (GEMS), research animal diagnostics (RADS), discovery and imaging services, consulting and staffing services, vaccine support, and in vitro business. Net sales for this segment were flat compared to 2008, with unfavorable foreign currency translation of 1.3% partially offset by the addition of Piedmont Research Center, Cerebricon and MIR Preclinical Services. We experienced decreases in both the RMS gross margin, from 43.1% to 42.2%, and operating margin from 30.1% to 29.3% compared to last year due mainly to the impact of our fixed costs with flat sales partially offset by cost savings.

        Our PCS segment, which represented 45.1% of net sales in 2009, includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical, bioanalysis, pharmacokinetics and drug metabolism services as well as Phase I clinical trials. Sales for this segment decreased 20.6% over 2008 driven by slower demand for preclinical services and unfavorable foreign currency, which decreased sales growth by 3.2%, partially offset by the full-year impact of NewLab BioQuality AG, which we acquired in September of 2008. We experienced a decrease in the PCS gross margin from 33.1% in 2008 to 27.8% in 2009, due mainly to lower capacity utilization due to the lower sales volume, increased pricing pressure, and costs associated with the start up of our new facilities in China and Canada partially offset by expense management. As a result of our goodwill impairment, the 2008 operating margin was a negative 87.3% compared to 6.8% in 2009.

Critical Accounting Policies and Estimates

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

        We consider the following accounting estimates important in understanding our operating results and financial condition. For additional accounting policies see Notes to Consolidated Financial Statements—Note 1. Significant Accounting Policies.

  Valuation and Impairment of Goodwill, Other Intangible Assets, and Other Long-Lived Assets

        Valuation of certain long-lived assets including property, plant and equipment, intangible assets, and goodwill requires significant judgment. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business acquisition. A significant portion of the purchase price in our acquisitions is assigned to intangible assets and goodwill. Assigning value to intangible assets requires that we use significant judgment in determining (i) the fair value and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible assets will be amortized. We utilize commonly accepted valuation techniques, such as the income approach and the cost approach, as appropriate, in establishing the fair value of long-lived assets. Typically, key assumptions include projected revenue and expense levels used in establishing the fair value of business acquisitions as well as discount rates based on an analysis of our weighted average cost of capital, adjusted for specific risks associated with the assets. Changes in the initial assumptions could lead to changes in amortization expense recorded in our future financial statements.

        We perform an annual impairment analysis of goodwill to determine if impairment exists. The goodwill impairment analysis is a two-step process. The first step is used to identify potential impairment and involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. Fair value is determined by using a weighted combination of a market-based approach and an income approach, as this combination is deemed to be the most indicative of our fair value in an orderly transaction between market participants. Under the market-based approach, we utilize information about our Company as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value our reporting units. Under the income approach, we determine fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures and future market conditions, among others. Our projections are based on internal projections. Key assumptions, strategies, opportunities and risks from this strategic review along with a market evaluation are the basis for our assessment. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired. However, if the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

        Our annual goodwill impairment assessment has historically been completed as of the beginning of the fourth quarter. Based on our assessment (step one) for 2009, the fair value of our business units exceeded their carrying value therefore our goodwill was not impaired. The results of this year's impairment test are as of a point in time. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value in subsequent years. To the extent goodwill is impaired, its carrying value will be written down to its implied fair value and a charge will be made to our earnings. Such an impairment charge could materially and adversely affect our operating results and financial condition. As of December 26, 2009, we had recorded goodwill and other intangibles of $668.5 million in the consolidated balance sheet.

        At the beginning of the fourth quarter of 2008, based on our initial assessment (step one), the fair value of our business units exceeded their carrying value therefore our goodwill was not impaired. As economic conditions worsened late in the fourth quarter and our business performance and outlook was not as strong as anticipated coupled with a decrease in our market capitalization, management determined that circumstances had changed enough to trigger another goodwill impairment test as of December 27, 2008. Our analysis resulted in the determination that the fair value our PCS business was less than its carrying value. The second step of the goodwill impairment test involved us calculating the implied goodwill for the PCS business. The carrying value of the goodwill assigned to the PCS business exceeded the implied fair value of goodwill resulting in a goodwill impairment of $700 million.

        For intangible assets, goodwill and property, plant and equipment, we assess the carrying value of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include but are not limited to the following:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant negative industry or economic trends; or

  •
  significant changes or developments in strategy or operations that negatively affect the utilization of our long-lived assets.

        Should we determine that the carrying value of long-lived tangible assets may not be recoverable, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. We may also estimate fair value based on market prices for similar assets, as appropriate. Significant judgments are required to estimate future cash flows, including the selection of appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for these assets.

  Revenue Recognition

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

        Our service revenue is comprised of toxicology, pathology, laboratory, clinical Phase I trials, GEMS and consulting and staffing services and is generally evidenced by customer contracts. Toxicology services provide highly specialized studies to evaluate the safety and toxicity of new pharmaceutical compounds and materials used in medical devices. Pathology services provide the ability to identify and characterize pathologic changes within tissues and cells in determining the safety of a new compound. Laboratory services monitor and analyze the health and genetics of research models used in research protocols. Clinical Phase I conducts tolerability assessments to explore human pharmacology. GEMS services include validating, maintaining, breeding and testing research models for biomedical research activities. Consulting and staffing services provide management of animal care operations on behalf of government, academic, pharmaceutical and biotechnology organizations.

        The toxicology, pathology and clinical Phase I trials services arrangements typically range from one to six months but can range up to approximately 24 months in length. These agreements are negotiated for a fixed fee. Laboratory service arrangements are generally completed within a one-month period and are also of a fixed fee nature. GEMS and consulting and staffing services are of a longer-term nature, from six months to five years, and are billed at agreed upon rates as specified in the contract.

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

        Deferred and unbilled revenue are recognized in our consolidated balance sheets. In some cases, a portion of the contract fee is paid at the time the study is initiated. These advances are recorded as deferred revenue and recognized as revenue as services are performed. Conversely, in some cases, revenue is recorded based on the level of service performed in advance of billing the customer with the offset to unbilled receivable. As of December 26, 2009, we had recorded unbilled revenue of $32.6 million and deferred revenue of $72.4 million in our consolidated balance sheet based on the difference between the estimated level of services performed and the billing arrangements defined by our service contracts.

  Pension Plan Accounting

        Our defined benefit pension plans' assets, liabilities and expenses are calculated by accredited independent actuaries using certain assumptions which are approved by management. The actuarial computations require the use of assumptions to estimate the total benefits ultimately payable to employees and allocate this cost to the service periods. The key assumptions used to calculate pension costs are determined and reviewed annually by management after consulting with outside investment advisors and actuaries. The key assumptions include the discount rate, the expected return on plan assets and expected future rate of salary increases. In addition, our actuaries determine the expense or liability of the plan using other assumptions for future experiences such as withdrawal and mortality rate. The assumed discount rate, which is intended to be the actual rate at which benefits could effectively be settled, is adjusted based on the change in the long-term bond yield as of the measurement date. As of December 26, 2009, the weighted-average discount rate for our pension plans was 5.41%. As of December 26, 2009, we had a pension liability of $32.6 million.

        The assumed expected return on plan assets is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants. This includes considering the asset allocation and expected returns likely to be earned over the life of the plan. If the actual return is different from the assumed expected return in plan assets, the difference would be amortized over a period of approximately 15 to 20 years. The estimated effect of a 1.0% change in the expected rate of return would increase or decrease pension expense by $1.8 million.

  Stock-based Compensation

        We recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and restricted stock awards based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the estimated fair value of the award and is recognized as expense on a straight-line basis over the requisite service period which is generally the vesting period. During the year ended December 26, 2009, we recognized $23.8 million of stock compensation expense associated with stock options, restricted stock and performance based stock awards. We estimate the fair value of stock options using the Black-Scholes option-pricing model and the fair value of our restricted stock awards and restricted stock units based on the quoted market price of our common stock. We recognize the associated compensation expense on a straight-line basis over the vesting periods of the awards, net of estimated forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeitures and are updated on a quarterly basis to reflect actual forfeitures of unvested awards.

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

  Income Taxes

        As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax expense and assessing temporary and permanent differences resulting from differing treatment of items for tax and financial reporting purposes. We recognize deferred tax assets and liabilities for the temporary differences using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. We assess the realizability of our deferred tax assets based upon the weight of available evidence both positive and negative. To the extent we believe that recovery is not likely, we establish a valuation allowance. In the event that actual results differ from our estimates or we adjust our estimates in the future, we may need to increase or decrease income tax expense which could impact our financial position and results of operations.

        As of December 26, 2009, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $278 million. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. Federal and state taxes and withholding taxes payable to the various foreign countries. It is not practicable to estimate the amount of additional income taxes payable on the earnings that are indefinitely reinvested in foreign operations.

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

        Effective December 31, 2006, we adopted a new accounting standard for uncertainty in income taxes which clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The guidance also provides for the derecognition of previously recognized income tax items, measurement, classification, interest and penalties, accounting in interim periods and financial statement disclosure. Accordingly, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in our financial statements from such positions are measured on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

        Due to our size and the number of tax jurisdictions within which we conduct our global business operations, we are subject to income tax audits on a regular basis. As a result, we have tax reserves which are attributable to potential tax obligations around the world. We believe we have sufficiently provided for all audit exposures and assessments. Resolutions of these audits or the expiration of the statute of limitations on the assessment of income taxes for any tax year may result in an increase or decrease to our effective tax rate.

Results of Operations

        The following table summarizes historical results of operations as a percentage of net sales for the periods shown:

	Fiscal Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007
Net sales	100%	100.0%	100.0%
Cost of products sold and services provided	64.3%	62.0%	61.1%
Selling, general and administrative expenses	19.5%	17.1%	17.7%
Goodwill impairment	—	52.1%	—
Amortization of other intangibles	2.4%	2.3%	2.7%
Operating income (loss)	13.9%	(33.5)%	18.5%
Interest income	0.1%	0.6%	0.8%
Interest expense	1.8%	1.7%	2.0%
Provision for income taxes	3.3%	4.2%	4.6%
Noncontrolling interests	0.2%	0.1%	—%
Income (loss) from continuing operations attributable to common shareowners	9.2%	(39.1)%	12.5%

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

	Fiscal Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007
	(dollars in millions)
Net sales:
Research models and services	$659.9	$659.9	$577.2
Preclinical services	542.6	683.6	653.4
Cost of products sold and services provided:
Research models and services	$381.3	$375.3	$327.9
Preclinical services	391.9	457.5	424.5
Goodwill impairment:
Preclinical services	—	700.0	—
Selling, general and administrative expenses:
Research models and services	$79.0	$83.3	$70.3
Preclinical services	91.5	94.8	93.7
Unallocated corporate overhead	63.5	52.2	53.5
Amortization of other intangibles:
Research models and services	$6.4	$2.6	$1.9
Preclinical services	22.1	27.7	31.6
Operating income (loss):
Research models and services	$193.3	$198.7	$177.1
Preclinical services	37.1	(596.4)	103.6
Unallocated corporate overhead	(63.5)	(52.2)	(53.5)

	Fiscal Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007
Net sales:
Research models and services	54.9%	49.1%	46.9%
Preclinical services	45.1%	50.9%	53.1%
Cost of products sold and services provided:
Research models and services	57.8%	56.9%	56.8%
Preclinical services	72.2%	66.9%	65.0%
Goodwill impairment:
Preclinical services	—	102.4%	—
Selling, general and administrative expenses:
Research models and services	12.0%	12.6%	12.2%
Preclinical services	16.8%	13.9%	14.3%
Unallocated corporate overhead	—	—	—
Amortization of other intangibles:
Research models and services	1.0%	0.4%	0.3%
Preclinical services	4.1%	4.1%	4.8%
Operating income:
Research models and services	29.3%	30.1%	30.7%
Preclinical services	6.8%	(87.3)%	15.9%
Unallocated corporate overhead	(5.3)%	(3.9)%	(4.3)%

        In our consolidated statements of income, we provide a breakdown of net sales and cost of sales between net products and services. Such information is reported irrespective of the business segment from which the sales were generated.

Fiscal 2009 Compared to Fiscal 2008

        Net Sales.    Net sales in 2009 were $1,202.6 million, a decrease of $140.9 million, or 10.5%, from $1,343.5 million in 2008.

        Research Models and Services.    In 2009, net sales for our RMS segment were $659.9 million flat compared to 2008. Sales growth from the additions of Piedmont Research Center, MIR Preclinical Services and Cerebricon was offset by softer demand for products and services, a 1.3% negative impact from foreign currency translation and the divestiture of the vaccine business in Mexico.

        Preclinical Services.    In 2009, net sales for our PCS segment were $542.6 million, a decrease of $141.0 million, or 20.6%, compared to $683.6 million in 2008. The decrease in PCS sales was primarily due to slower demand for preclinical services and unfavorable foreign currency which decreased sales growth by 3.2% and the divestiture of the Phase I business in Scotland partially offset by full year impact of the acquisition of NewLab.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided in 2009 was $773.2 million, a decrease of $59.6 million, or 7.2%, from $832.8 million in 2008. Cost of products sold and services provided in 2009 was 64.3% of net sales, compared to 62.0% in 2008.

        Research Models and Services.    Cost of products sold and services provided for RMS in 2009 was $381.3 million, an increase of $6.0 million, or 1.6%, compared to $375.3 million in 2008. Cost of products sold and services provided as a percentage of net sales in 2009 was 57.8% compared to 56.9% in 2008. The increase in cost as a percentage of sales was due to the impact of increased fixed costs with flat sales.

        Preclinical Services.    Cost of services provided for the PCS segment in 2009 was $391.9 million, a decrease of $65.6 million, or 14.3%, compared to $457.5 million in 2008. Cost of services provided as a percentage of net sales was 72.2% in 2009, compared to 66.9% in 2008. The increase in cost of products sold and services provided as a percentage of net sales was primarily due to lower capacity utilization, additional costs associated with the start up of the new preclinical facilities in Sherbrooke and China and severance costs partially offset by cost savings initiatives.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses in 2009 were $234.0 million, an increase of $3.7 million, or 1.6%, from $230.3 million in 2008. Selling, general and administrative expenses in 2009 were 19.5% of net sales compared to 17.1% of net sales in 2008. The increase in selling, general and administrative expenses as a percent of sales was primarily due to the lower sales.

        Research Models and Services.    Selling, general and administrative expenses for RMS in 2009 were $79.0 million, a decrease of $4.3 million, or 5.2%, compared to $83.3 in 2008. Selling, general and administrative expenses decreased as a percentage of sales to 12.0% in 2009 from 12.6% in 2008, due mainly to tight control of discretionary costs and lower operating expenses in Japan.

        Preclinical Services.    Selling, general and administrative expenses for the PCS segment in 2009 were $91.5 million, a decrease of $3.3 million, or 3.6%, compared to $94.8 million in 2008 due mainly to tight control of discretionary costs, lower bonus expense and a gain on the sale of real estate. Selling, general and administrative expenses in 2009 increased to 16.8% of net sales compared 13.9% in 2008, due mainly to lower sales.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various costs primarily related to activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions was $63.5 million in 2009, compared to $52.2 million in 2008. The increase in unallocated corporate overhead during 2009 was due primarily to severance charges related to our cost-saving actions, growth in health care costs, increased costs associated with the evaluation of acquisition candidates and the impact of the 2008 pension curtailment gain.

        Amortization of Other Intangibles.    Amortization of other intangibles in 2009 was $28.5 million, a decrease of $1.8 million, from $30.3 million in 2008.

        Research Models and Services.    In 2009, amortization of other intangibles for our RMS segment was $6.4 million, an increase of $3.8 million from $2.6 million in 2008 due to acquisitions.

        Preclinical Services.    In 2009, amortization of other intangibles for our PCS segment was $22.1 million, a decrease of $5.6 million from $27.7 million in 2008.

        Operating Income.    Operating income in 2009 was $166.9 million, compared to a loss of $449.9 million in 2008.

        Research Models and Services.    In 2009, operating income for our RMS segment was $193.3 million, a decrease of $5.4 million, or 2.7%, from $198.7 million in 2008. Operating income as a percentage of net sales in 2009 was 29.3%, compared to 30.1% in 2008. The decrease in operating income as a percentage of sales was primarily due to the impact of our fixed cost with flat sales.

        Preclinical Services.    In 2009 operating income for our PCS segment was $37.1 million compared to a loss of $596.4 million in 2008. The increase in operating income was primarily due our $700 million goodwill impairment recorded in 2008, partially offset by the impact of lower sales and increased severance costs.

        Interest Expense.    Interest expense in 2009 was $21.7 million, compared to $22.3 million in 2008. The decrease was due to lower debt balances and lower interest rates on outstanding debt partially offset by increased interest expense on the convertible debt and reduced capitalized interest.

        Interest Income.    Interest income in 2009 was $1.8 million compared to $8.7 million in 2008 primarily due to lower cash balances and lower interest rates on invested funds.

        Income Taxes.    Income tax expense in 2009 was $39.7 million, a decrease of $16.5 million compared to $56.2 million in 2008. Our effective tax rate was 26.6% in 2009, compared to (12.0%) in 2008. The goodwill impairment adversely impacted our 2008 effective tax rate by (37.6%). Other changes in the effective tax rate resulted from earnings mix, increased unbenefitted losses in several jurisdictions and audit settlement benefits recorded in 2009. Additionally, the effective tax rate for 2008 included a one-time charge due to Massachusetts tax law change and one-time benefit due to repatriation of foreign earnings.

        Income from discontinued operations.    The net income from discontinued operations in 2009 of $3.2 million represented a decrease in the loss recognized from the sale of the Phase II—IV Clinical Services business of $5.6 million net of applicable income tax expense of $2.4 million. This adjustment resulted from a settlement with the IRS Appeals Division in the third quarter of 2009.

        Net Income attributable to common shareowners.    Net income attributable to common shareowners in 2009 was $114.4 million, compared to a loss of $524.5 million in 2008.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses in 2008 were $230.3 million, an increase of $12.8 million, or 5.9%, from $217.5 million in 2007. Selling, general and administrative expenses in 2008 were 17.1% of net sales compared to 17.7% of net sales in 2007.

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

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various costs primarily related to activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions was $52.2 million in 2008, compared to $53.5 million in 2007. The decrease in unallocated corporate overhead in 2008 was primarily due to the gain associated with the curtailment of the U.S. pension plan and slower growth in health care costs.

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

        Operating Income.    Operating loss in 2008 was $449.9 million, compared to operating income of $227.2 million in 2007.

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

        Preclinical Services.    In 2008, operating loss for our PCS segment was $596.4 million, compared to operating income of $103.5 million in 2007. The decrease in operating income as a percentage of net sales was primarily due to goodwill impairment as well as to the start-up and transition costs for our PCS Nevada facilities, partially offset by improved operating efficiency as a result of higher sales and lower amortization costs.

        Interest Expense.    Interest expense in 2008 was $22.3 million, compared to $24.5 million in 2007, due primarily to lower outstanding debt and lower interest rates.

        Interest Income.    Interest income in 2008 was $8.7 million compared to $9.7 million in 2007.

        Income Taxes.    Income tax expense in 2008 was $56.2 million, a decrease of $0.5 million compared to $56.7 million in 2007. Our effective tax rate in 2008 was (12.0)% which was adversely impacted by the goodwill impairment by (37.6)%. Our 2007 effective tax rate was 26.9%. The change from 2007 to 2008 effective tax rate was primarily due to the goodwill impairment.

        Net Income (Loss) attributable to common shareowners.    Net loss attributable to common shareowners in 2008 was $524.5 million compared to net income attributable to common shareowners of $150.6 million in 2007.

Liquidity and Capital Resources

        The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our consolidated statements of cash flows.

        Our principal sources of liquidity have been our cash flow from operations, the convertible debt offering, our marketable securities and our revolving line of credit arrangements.

        We had marketable securities of $72.6 million and $19.0 million as of December 26, 2009 and December 27, 2008, respectively. The increase was due to management's decision to invest in short term investments to increase yield. As of December 26, 2009 and December 27, 2008, we had

$16.2 million and $19.0 million invested in auction rate securities rated AAA by a major credit rating agency. Our auction rate securities are guaranteed by U.S. federal agencies. These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 7 or 35 days. The overall credit concerns in the capital markets as well as the failed auctions of these securities have impacted our ability to liquidate these investments. If the auctions for the securities we own continue to fail, the investment may not be readily convertible to cash until a future auction of these investments is successful. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

        In 2006, we issued $350.0 million of 2.25% Convertible Senior Notes (the 2013 Notes) due in 2013. At December 26, 2009, the fair value of our outstanding 2013 Notes was approximately $336.0 based on their quoted market value. During the fourth quarter of 2009 no conversion triggers were met. Concurrently with the sale of the 2013 Notes, we entered into convertible note hedge transactions with respect to our obligation to deliver common stock under the 2013 Notes. The convertible note hedges give us the right to receive, for no additional consideration, the numbers of shares of common stock that we are obligated to deliver upon conversion of the 2013 Notes (subject to antidilution adjustments substantially identical to those in the 2013 Notes), and expire on June 15, 2013. The aggregate cost of these convertible note hedges was $98.3 million. Separately and concurrently with the pricing of the 2013 Notes, we issued warrants for approximately 7.2 million shares of our common stock. The warrants give the holders the right to receive, for no additional consideration, cash or shares (at our option) with a value equal to the appreciation in the price of our shares above $59.925, and expire between September 13, 2013 and January 22, 2014 over 90 equal increments. The total proceeds from the issuance of the warrants were $65.4 million. From our economic perspective, the cumulative impact of the purchase of the convertible note hedges and the sale of the warrants increases the effective conversion price of the 2013 Notes from $48.94 to $59.925 per share.

        We currently have a $428 million credit agreement and a $50 million credit agreement. At December 26, 2009, we had term loans of $100.4 million and $90.0 million under our revolving credit facility under the $428 million credit agreement outstanding. As of December 26, 2009, we had $106.8 million available to borrow under our revolving credit agreements. As of December 26, 2009, we were compliant with all financial covenants specified in the credit agreements. On January 27, 2010, we executed our fourth amendment to the $50 million credit agreement to extend the maturity date to July 31, 2011.

        During 2009, we repatriated $120.0 million of the earnings of our non-U.S. subsidiaries pursuant to a plan established in the fourth quarter of 2008. As a result of the repatriation, we recorded tax benefits primarily due to foreign tax credits in 2008 of $7.2 million, of which $4.0 million was reflected in the effective tax rate and $3.2 million was reflected in the Cumulative Translation Adjustment account, and in 2009 of $3.5 million of which $1.1 million was reflected in the effective tax rate and $2.4 million was reflected in the Cumulative Translation Adjustment account. The proceeds from the repatriation were used for general corporate purposes. We continue to maintain our permanent reinvestment assertion with respect to the remaining unremitted earnings of our non-U.S. subsidiaries.

        Our Board of Directors has authorized a share repurchase program, originally authorized on July 27, 2005 and subsequently amended on October 26, 2005, May 9, 2006, August 1, 2007 and July 24, 2008 to acquire up to a total of $600.0 million of common stock. The program does not have a fixed expiration date. In order to facilitate these share repurchases, we entered into Rule 10b5-1 Purchase Plans the last of which was terminated in May 2009. As of December 26, 2009, approximately $144.8 million remained authorized for share repurchases. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

        Cash and cash equivalents totaled $182.6 million at December 26, 2009 compared to $243.6 million at December 27, 2008.

        Net cash provided by operating activities in 2009 and 2008 was $217.4 million and $282.2 million, respectively. The decrease in cash provided by operations was primarily due to lower earnings. Our days sales outstanding (DSO) of 43 days as of December 26, 2009 has increased from 40 days at December 27, 2008. The increase in our DSO was primarily driven by decreased deferred revenue as a result of lower PCS sales volume. Our DSO includes deferred revenue as an offset to accounts receivable in the calculation.

        Net cash used in investing activities in 2009 and 2008 was $208.8 million and $230.0 million, respectively. Our capital expenditures in 2009 were $80.0 million of which $31.9 million was related to RMS and $48.1 million to PCS. For 2010 we project capital expenditures to be in the range of $60 million to $70 million. We anticipate that future capital expenditures will be funded by operating activities and existing credit facilities. We paid $83.3 million for acquisitions during 2009, primarily related to our purchase of Piedmont Research Center, Systems Pathology Company, LLC (SPC) and Cerebricon.

        Net cash used in financing activities in 2009 was $81.0 million and $17.3 million in 2008. During 2009, we purchased $45.9 million of treasury stock and repaid debt of $54.1 million partially offset by proceeds from debt of $18.0 million. During 2008, we purchased $115.1 million of treasury stock and repaid $36.5 million of debt, partially offset by proceeds from exercises of employee stock options and warrants of $28.5 million and proceeds from debt of $102.0 million.

        Minimum future payments of our contractual obligations at December 26, 2009 are as follows:

Contractual Obligations	Total	Less than 1 Year	1—3 Years	3—5 Years		After 5 Years
Debt	$541.2	$35.3	$505.9	$		$—
Interest payments	68.3	24.2	36.0		8.1	—
Operating leases	106.5	20.7	31.8		19.9	34.1
Pension	76.5	5.5	11.3		13.5	46.2
Construction commitments	2.6	2.6	—		—	—

Total contractual cash obligations	$795.1	$88.3	$585.0		$41.5	$80.3

        The above table does not reflect unrecognized tax benefits. Refer to Note 6 to the Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

Off-Balance Sheet Arrangements

        The conversion features of our 2013 Notes are equity-linked derivatives. As such, we recognize these instruments as off-balance sheet arrangements. Because the conversion features associated with these notes is indexed to our common stock and classified in stockholders' equity, these instruments are not accounted for as derivatives.

Recent Accounting Pronouncements

        In October 2009, the FASB issued an accounting standard update to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this update addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. We will adopt the provision of this update on December 27, 2009, the beginning of our fiscal year 2010. The adoption of this update will not have an impact on our consolidated financial statements.

        In June 2009, the FASB issued a new accounting standard to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This standard replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this standard also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements. This standard is effective for fiscal years starting after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. We are evaluating the impact this will have on our consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Certain of our financial instruments are subject to market risks, including interest rate risk and foreign currency exchange rates. We generally do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk

        We have entered into two credit agreements, the $428 million credit agreement and the $50 million credit agreement. Our primary interest rate exposure results from changes in LIBOR or the base rates which are used to determine the applicable interest rates under our term loans and revolving credit facility in the credit agreement and in the $50 million credit agreement. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $3.0 million on a pre-tax basis. The book value of our credit agreements approximates fair value.

        We issued $350 million of the 2013 Notes in a private placement in the second quarter of 2006. The convertible senior debenture notes bear an interest rate of 2.25%. The fair market value of the outstanding notes was $336.0 million on December 26, 2009.

Foreign Currency Exchange Rate Risk

        We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our earnings and cash flows. This risk is mitigated by the fact that various foreign operations are principally conducted in their respective local currencies. A portion of the revenue from our foreign operations is denominated in U.S. dollars, with the costs accounted for in their local currencies. We attempt to minimize this exposure by using certain financial instruments, for purposes other than trading, in accordance with our overall risk management and our hedge policy. In accordance with our hedge policy, we designate such transactions as hedges.

        During 2009, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on customer transactions and certain balance sheet items. There were no foreign exchange contracts open as of December 26, 2009.

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

        Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 26, 2009.

        The effectiveness of our internal control over financial reporting as of December 26, 2009 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which is included herein.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Charles River Laboratories International, Inc:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, equity and cash flows present fairly, in all material respects, the financial position of Charles River Laboratories International, Inc and its subsidiaries at December 26, 2009 and December 27, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interest in a subsidiary and the manner in which it accounts for convertible debt as of December 28, 2008. As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations as of December 28, 2008.

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
February 19, 2010

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	Fiscal Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007
Net sales related to products	$465,268	$471,741	$415,247
Net sales related to services	737,283	871,752	815,379

Net sales	1,202,551	1,343,493	1,230,626
Costs and expenses
Cost of products sold	255,682	252,938	225,088
Cost of services provided	517,501	579,846	527,347
Selling, general and administrative	233,995	230,266	217,523
Goodwill impairment	—	700,000	—
Amortization of other intangibles	28,447	30,312	33,509

Operating income (loss)	166,926	(449,869)	227,159
Other income (expense)
Interest income	1,777	8,691	9,683
Interest expense	(21,682)	(22,334)	(24,453)
Other, net	2,086	(5,930)	(1,448)

Income (loss) from continuing operations, before income taxes	149,107	(469,442)	210,941
Provision for income taxes	39,725	56,174	56,677

Income (loss) from continuing operations, net of income taxes	109,382	(525,616)	154,264
Income (loss) from discontinued operations, net of tax	3,220	424	(3,146)

Net income (loss)	112,602	(525,192)	151,118
Less: Net loss (income) attributable to noncontrolling interests	1,839	687	(470)

Net income (loss) attributable to common shareowners	$114,441	$(524,505)	$150,648

Earnings (loss) per common share
Basic:
Continuing operations attributable to common shareowners	$1.70	$(7.80)	$2.30
Discontinued operations attributable to common shareowners	$0.05	$0.01	$(0.05)
Net income (loss) attributable to common shareowners	$1.75	$(7.80)	$2.25
Diluted:
Continuing operations attributable to common shareowners	$1.69	$(7.80)	$2.24
Discontinued operations attributable to common shareowners	$0.05	$0.01	$(0.05)
Net income (loss) attributable to common shareowners	$1.74	$(7.80)	$2.19

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 26, 2009	December 27, 2008
Assets
Current assets
Cash and cash equivalents	$182,574	$243,592
Trade receivables, net	196,947	210,214
Inventories	102,723	96,882
Other current assets	113,357	67,451

Total current assets	595,601	618,139
Property, plant and equipment, net	865,743	837,246
Goodwill, net	508,235	457,578
Other intangibles, net	160,292	136,100
Deferred tax asset	18,978	37,348
Other assets	55,244	55,002

Total assets	$2,204,093	$2,141,413

Liabilities and Equity
Current liabilities
Current portion of long-term debt and capital leases	$35,413	$35,452
Accounts payable	31,232	40,517
Accrued compensation	45,522	54,870
Deferred revenue	72,390	86,707
Accrued liabilities	49,997	60,741
Other current liabilities	15,219	22,711

Total current liabilities	249,773	300,998
Long-term debt and capital leases	457,419	479,880
Other long-term liabilities	123,077	118,827

Total liabilities	830,269	899,705
Commitments and contingencies
Shareowners' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 77,106,847 issued and 65,877,218 shares outstanding at December 26, 2009 and 76,609,779 issued and 67,052,884 shares outstanding at December 27, 2008	771	766
Capital in excess of par value	2,038,455	2,016,031
Accumulated deficit	(238,493)	(352,934)
Treasury stock, at cost, 11,229,629 shares and 9,556,895 shares at December 26, 2009 and December 27, 2008, respectively	(470,527)	(425,924)
Accumulated other comprehensive income	45,037	3,347

Total shareowners' equity	1,375,243	1,241,286

Noncontrolling interests	(1,419)	422

Total equity	1,373,824	1,241,708

Total liabilities and equity	$2,204,093	$2,141,413

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007
Cash flows relating to operating activities
Net income (loss)	$112,602	$(525,192)	$151,118
Less: Income (loss) from discontinued operations	3,220	424	(3,146)

Income (loss) from continuing operations	109,382	(525,616)	154,264
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	93,553	91,290	86,411
Goodwill impairment	—	700,000	—
Gain on pension curtailment	(674)	(3,276)	—
Non-cash compensation	23,813	24,333	26,017
Deferred income taxes	15,791	6,902	(12,510)
Other, net	19,018	21,083	19,214
Changes in assets and liabilities:
Trade receivables	21,768	(8,532)	(492)
Inventories	(4,379)	(9,670)	(12,988)
Other assets	1,633	6,145	(9,333)
Accounts payable	(11,493)	8,177	2,076
Accrued compensation	(10,631)	1,248	9,445
Deferred revenue	(14,661)	(15,314)	8,736
Accrued liabilities	(6,291)	6,717	3,442
Other liabilities	(19,391)	(21,245)	18,045

Net cash provided by operating activities	217,438	282,242	292,327

Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(83,347)	(69,151)	(11,584)
Capital expenditures	(80,012)	(199,858)	(230,938)
Purchases of investments	(102,275)	(6,439)	(299,408)
Proceeds from sale of investments	52,785	45,444	334,546
Other, net	4,028	51	2,668

Net cash used in investing activities	(208,821)	(229,953)	(204,716)

Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	18,000	102,000	—
Payments on long-term debt, capital lease obligation and revolving credit agreement	(54,130)	(36,540)	(64,545)
Proceeds from exercises of stock options and warrants	819	28,490	53,977
Excess tax benefit from exercises of employee stock options	231	3,788	7,150
Purchase of treasury stock	(45,897)	(115,058)	(41,617)
Other, net	—	—	(1,392)

Net cash used in financing activities	(80,977)	(17,320)	(46,427)

Discontinued operations
Net cash provided by (used in) operating activities	7,606	484	(4,177)
Net cash provided by investing activities	—	—	30

Net cash provided by (used in) discontinued operations	7,606	484	(4,147)

Effect of exchange rate changes on cash and cash equivalents	3,736	(17,310)	13,032

Net change in cash and cash equivalents	(61,018)	18,143	50,069
Cash and cash equivalents, beginning of period	243,592	225,449	175,380

Cash and cash equivalents, end of period	$182,574	$243,592	$225,449

Supplemental cash flow information
Cash paid for interest	$14,170	$14,186	$20,110
Cash paid for taxes	27,180	43,157	38,448
Supplemental non-cash investing activities information
Capitalized interest	2,496	5,263	8,619

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in thousands)

	Total	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Treasury Stock	Noncontrolling Interest
Balance at December 30, 2006	$1,653,115	$20,923	$21,171	$734	$1,869,019	$(267,955)	$9,223
Components of comprehensive income, net of tax:
Net income	151,118	150,648	—	—	—	—	470
Foreign currency translation adjustment	57,801	—	57,872	—	—	—	(71)
Net increase in unrecognized pension net gain/loss and prior service costs	6,564	—	6,564	—	—	—
Unrealized loss on marketable securities	(48)	—	(48)	—	—	—	—

Total comprehensive income	215,435	—	—	—	—	—	399

Decrease in noncontrolling interest for purchase of remaining interest in Japan	(5,624)	—	—	—	—	—	(5,624)
Dividend paid noncontrolling interest	(498)	—	—	—	—	—	(498)
Tax benefit associated with stock issued under employee compensation plans	8,727	—	—	—	8,727	—	—
Exercise of warrants	14	—	—	—	14	—	—
Issuance of stock under employee compensation plans	54,121	—	—	20	54,101	—	—
Acquisition of treasury shares	(42,417)	—	—	—	—	(42,417)	—
Stock-based compensation	26,017	—	—	—	26,017	—	—

Balance at December 29, 2007	$1,908,890	$171,571	$85,559	$754	$1,957,878	$(310,372)	$3,500
Components of comprehensive income, net of tax:
Net (loss)	(525,192)	(524,505)	—	—	—	—	(687)
Foreign currency translation adjustment	(72,538)	—	(72,588)	—	—	—	50
Net decrease in unrecognized pension net gain/loss and prior service costs	(7,457)	—	(7,457)	—	—	—	—
Unrealized loss on marketable securities	(2,167)	—	(2,167)	—	—	—	—

Total comprehensive income	(607,354)	—	—	—	—	—	(637)

Decrease in noncontrolling interest for sale of Mexico	(2,441)	—	—	—	—	—	(2,441)
Tax benefit associated with stock issued under employee compensation plans	4,769	—	—	—	4,769	—	—
Exercise of warrants	741	—	—	—	741		—
Deferred taxes	731	—	—	—	731	—	—
Issuance of stock under employee compensation plans	27,591	—	—	12	27,579	—	—
Acquisition of treasury shares	(115,552)	—	—	—	—	(115,552)	—
Stock-based compensation	24,333	—	—	—	24,333	—	—

Balance at December 27, 2008	$1,241,708	$(352,934)	$3,347	$766	$2,016,031	$(425,924)	$422
Components of comprehensive income, net of tax:
Net income	112,602	114,441	—	—	—	—	(1,839)
Foreign currency translation adjustment	47,248	—	47,250	—	—	—	(2)
Net decrease in unrecognized pension net gain/loss and prior service costs	(6,328)	—	(6,328)	—	—	—	—
Unrealized gain on marketable securities	768	—	768	—	—	—	—

Total comprehensive income	154,290	—	—	—	—	—	(1,841)

Tax detriment associated with stock issued under employee compensation plans	(2,203)	—	—	—	(2,203)	—	—
Exercise of warrants	22	—	—	—	22		—
Issuance of stock under employee compensation plans	797	—	—	5	792	—	—
Acquisition of treasury shares	(44,603)	—	—	—	—	(44,603)	—
Stock-based compensation	23,813	—	—	—	23,813	—	—

Balance at December 26, 2009	$1,373,824	$(238,493)	$45,037	$771	$2,038,455	$(470,527)	$(1,419)

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

  Adoption of Recent Accounting Standards and Revised Financial Statements

        Effective December 28, 2008, we adopted two new accounting pronouncements; a newly issued accounting standard for our 2013 Notes and a newly issued accounting and reporting standard for noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary; which require us to retrospectively adjust previously reported financial information. As such, certain prior period amounts have been adjusted in these consolidated financial statements to reflect retrospective application of these accounting pronouncements.

  Reclassifications

        Certain reclassifications have been made to prior year statements to conform to the current year presentation. These reclassifications have no impact on period reported net income or cash flow.

  Use of Estimates

        The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management with consideration given to materiality. Estimates and assumptions are reviewed in an ongoing basis and the effect of revisions is reflected in the consolidated statements in the period in which they are determined to be necessary. Actual results could differ from those estimates.

  Cash and Cash Equivalents

        Cash equivalents include time deposits and highly liquid investments with original maturities at the purchase date of three months or less.

  Trade Receivables

        We record trade receivables net of an allowance for doubtful accounts. We establish an allowance for doubtful accounts which we believe is adequate to cover anticipated losses on the collection of all outstanding trade receivable balances. The adequacy of the doubtful account allowance is based on historical information, a review of major customer accounts receivable balances and management's assessment of current economic conditions. We reassess the allowance for doubtful accounts each quarter. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Provisions to the allowance for

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

doubtful accounts amount to $405 in 2009, $1,179 in 2008 and $494 in 2007. Write offs to the allowance for doubtful accounts amounted to $243 in 2009, $288 in 2008 and $421 in 2007.

        The composition of net trade receivables is as follows:

	December 26, 2009	December 27, 2008
Customer receivables	$169,354	$162,518
Unbilled revenue	32,595	51,798

Total	201,949	214,316
Less allowance for doubtful accounts	(5,002)	(4,102)

Net trade receivables	$196,947	$210,214

  Concentrations of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. We place our cash and cash equivalents in various financial institutions with high credit rating and limit the amount of credit exposure to any one financial institution. Our trade receivables are from customers in the pharmaceutical and biotechnology industries. No single customer accounted for more than 6% of our net sales or trade receivables for any period presented.

  Marketable Securities

        Investments in marketable securities are reported at fair value and consist of mutual funds, time deposits and auction rate securities.

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

        As of December 26, 2009, we held $16,212 in auction rate securities which are variable rate debt instruments, which bear interest rates that reset approximately every 7 or 35 days. The auction rate securities owned were rated AAA by a major credit rating agency and are either commercially insured or guaranteed by the Federal Family Education Loan Program (FFELP). The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. We have classified these investments as long-term consistent with the term of the underlying security which are structured with short term interest rate reset dates of generally 7 or 35 days but with contractual maturities that are long term. During the third quarter of 2009, we received a partial call on one of our auction rate securities at par value. As a result, we received $3,675.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	December 26, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$9,022	$—	$—	$9,022
Mutual fund	$47,615	$—	$(201)	$47,414
Auction rate securities	$17,460	$—	$(1,248)	$16,212

	$74,097	$—	$(1,449)	$72,648

	December 27, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction rate securities	$21,175	$—	$(2,217)	$18,958

	$21,175	$—	$(2,217)	$18,958

        Maturities of debt securities were as follows:

	December 26, 2009		December 27, 2008
	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Due less than one year	$9,022	$9,022	$		$
Due after one year through five years	—	—		—		—
Due after ten years	17,460	16,212		21,175		18,958

	$26,482	$25,234		$21,175		$18,958

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The composition of inventories is as follows:

	December 26, 2009	December 27, 2008
Raw materials and supplies	$15,262	$14,202
Work in process	17,178	12,091
Finished products	70,283	70,589

Inventories	$102,723	$96,882

  Other Current Assets

        Other current assets consist of assets we intend to settle within the next twelve months.

	December 26, 2009	December 27, 2008
Prepaid assets	$21,182	$25,354
Deferred tax asset	21,654	31,748
Marketable securities	56,436	—
Prepaid income tax	13,846	7,391
Restricted cash	239	2,725
Current assets of discontinued operations	—	233

Other current assets	$113,357	$67,451

  Property, Plant and Equipment

        Property, plant and equipment, including improvements that significantly add to productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed as incurred. We capitalize interest and period costs on certain capital projects which amounted to $2,496 and $5,023 in 2009, $5,263 and $6,363 in 2008 and $8,619 and $5,484 in 2007, respectively. We also capitalize internal and external costs incurred during the application development stage of internal use software. As of December 26, 2009, we have recorded $43,853 related to our ERP software project which was classified as construction in process. Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: buildings, 20 to 40 years; machinery and equipment, 3 to 20 years; furniture and fixtures, 5 to 10 years; vehicles, 3 to 5 years; and leasehold improvements, the shorter of estimated useful life or the lease periods. We begin to depreciate capital projects in the first full month the asset is placed in service.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The composition of net property, plant and equipment is as follows:

	December 26, 2009	December 27, 2008
Land	$39,402	$38,696
Buildings	755,607	688,868
Machinery and equipment	373,566	337,687
Leasehold improvements	38,853	16,850
Furniture and fixtures	11,455	10,935
Vehicles	5,595	5,514
Construction in progress	86,272	112,326

Total	1,310,750	1,210,876
Less accumulated depreciation	(445,007)	(373,630)

Net property, plant and equipment	$865,743	$837,246

        Depreciation expense for 2009, 2008 and 2007 was $65,106, $60,978 and $52,902, respectively.

  Valuation and Impairment of Goodwill, Other Intangibles and Other Long-Lived Assets

        Valuation of certain long-lived assets including property, plant and equipment, intangible assets, and goodwill requires significant judgment. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business acquisition. A significant portion of the purchase price in our acquisitions is assigned to intangible assets and goodwill. Assigning value to intangible assets requires that we use significant judgment in determining (i) the fair value and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible assets will be amortized. We utilize commonly accepted valuation techniques, such as the income approach and the cost approach, as appropriate, in establishing the fair value of long-lived assets. Typically, key assumptions include projected revenue and expense levels used in establishing the fair value of business acquisitions as well as discount rates based on an analysis of our weighted average cost of capital, adjusted for specific risks associated with the assets. Changes in the initial assumptions could lead to changes in amortization expense recorded in our future financial statements.

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

        Our annual goodwill impairment assessment has historically been completed as of the beginning of the fourth quarter. Based on our assessment (step one) for 2009, the fair value of our business units exceeded their carrying value therefore our goodwill was not impaired. The results of this year's impairment test are as of a point in time. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value in subsequent years. To the extent goodwill is impaired, its carrying value will be written down to its implied fair value and a charge will be made to our earnings. Such an impairment charge could materially and adversely affect our operating results and financial condition. As of December 26, 2009, we had recorded goodwill and other intangibles of $668.5 million in the consolidated balance sheet.

        For intangible assets, goodwill and property, plant and equipment, we assess the carrying value of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include but are not limited to the following:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant negative industry or economic trends; or

  •
  significant changes or developments in strategy or operations that negatively affect the utilization of our long-lived assets.

        Should we determine that the carrying value of long-lived tangible assets may not be recoverable, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. We may also estimate fair value based on market prices for similar assets, as appropriate. Significant judgments are required to estimate future cash flows, including the selection of appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for these assets.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

  Other Assets

        Other assets consist of assets that we do not intend to settle within the next twelve months.

        The composition of other assets is as follows:

	December 26, 2009	December 27, 2008
Deferred financing costs	$3,679	$5,307
Cash surrender value of life insurance policies	25,099	19,652
Long term marketable securities	16,212	18,958
Other assets	10,254	6,898
Long-term assets of discontinued operations	—	4,187

Other assets	$55,244	$55,002

  Accounting for Investment in Life Insurance Contracts

        Our investment in life insurance contracts are recorded at fair value. Accordingly, we recognize the initial investment at the transaction price and remeasure the investment at fair value each reporting period. Investments in life insurance contracts are reported as part of purchases of investments in the statement of cash flows. At December 26, 2009, we held 76 contracts with a carrying value of $25,099 and a face value of $136,374.

  Restructuring and Contract Termination Costs

        We recognize obligations associated with restructuring activities and contract termination costs by recording a liability at fair value for the costs associated with an exit or disposal activity as well as costs to terminate a contract or an operating lease. The overall purpose of our restructuring actions is to lower overall operating costs and improve profitability by reducing excess capacities. Restructuring charges are typically recorded in selling, general and administrative expenses in the period in which the plan is approved by our senior management and, where material, our Board of Directors, and when the liability is incurred. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is recognized and measured at its fair value when the entity ceases using the right conveyed by the contract. During 2009 we implemented staffing reductions to improve operating efficiency and profitability at various sites including our Arkansas facility which we closed this year. As a result of these actions, through December 26, 2009 we recorded severance charges of $16,636 including $5,275 in cost of sales and $11,361 in selling, general and administrative expense. $10,014 relates to our Preclinical Services segment, $3,997 to Research Models and Services and $2,625 to Corporate. As of December 26, 2009, $2,757 was included in accrued compensation and $1,739 in other long term liabilities on our consolidated balance sheet.

Severance and Retention Costs
Balance December 27, 2008	$639
Expense	16,636
Payments/utilization	(12,779)

Balance at December 26, 2009	$4,496

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

  Other Current Liabilities

        Other current liabilities consist of liabilities we intend to settle within the next twelve months.

        The composition of other current liabilities is as follows:

	December 29, 2009	December 27, 2008
Accrued income taxes	$13,623	$20,763
Current deferred tax liability	1,174	1,269
Accrued interest and other	422	644
Current liabilities of discontinued operations	—	35

Other current liabilities	$15,219	$22,711

  Other Long-Term Liabilities

        Other long-term liabilities consist of liabilities we do not intend to settle within the next twelve months.

        The composition of other long-term liabilities is as follows:

	December 29, 2009	December 27, 2008
Deferred tax liability	$42,867	$47,538
Long-term pension liability	32,516	32,175
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	22,889	25,954
Other long-term liabilities	24,805	13,160

Other long-term liabilities	$123,077	$118,827

  Joint Ventures

        We hold investments in joint ventures that are separate legal entities whose purpose is consistent with our overall operations and represent geographic and business segment expansions of our existing markets. The financial results of all joint ventures were consolidated in our results as we have the ability to exercise control over these entities. The interests of the outside joint venture partners have been recorded as noncontrolling interests totaling $(1,419) and $422 at December 26, 2009 and December 27, 2008, respectively.

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

  Revenue Recognition

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

        Our service revenue is comprised of toxicology, pathology, laboratory, clinical Phase I trials, GEMS and consulting and staffing services and is generally evidenced by customer contracts. Toxicology services provide highly specialized studies to evaluate the safety and toxicity of new pharmaceutical compounds and materials used in medical devices. Pathology services provide the ability to identify and characterize pathologic changes within tissues and cells in determining the safety of a new compound. Laboratory services monitor and analyze the health and genetics of research models used in research protocols. Clinical Phase I conducts tolerability assessments to explore human pharmacology. GEMS services include validating, maintaining, breeding and testing research models for biomedical research activities. Consulting and staffing services provide management of animal care operations on behalf of government, academic, pharmaceutical and biotechnology organizations.

        The toxicology, pathology and clinical Phase I trials services arrangements typically range from one to six months but can range up to approximately 24 months in length. These agreements are negotiated for a fixed fee. Laboratory service arrangements are generally completed within a one-month period and are also of a fixed fee nature. GEMS and consulting and staffing services are of a longer-term nature, from six months to five years, and are billed at agreed upon rates as specified in the contract.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        Deferred and unbilled revenue are recognized in our consolidated balance sheets. In some cases, a portion of the contract fee is paid at the time the study is initiated. These advances are recorded as deferred revenue and recognized as revenue as services are performed. Revenue is recognized on unbilled services and relate to amounts that are currently unbillable to the customer pursuant to contractual terms. In general, such amounts become billable in accordance with predetermined payment schedules, but are recognized as revenue as services are performed.

  Guarantees

        We include standard indemnification provisions in customer contracts, which include standard provisions limiting our liability under such contracts, including our indemnification obligations, with certain exceptions.

  Derivatives and Hedging Activities

        We record all derivatives, whether designed for hedging relationships or not, on our balance sheet at fair value. If the derivative is designated as a fair value hedge, all changes in the fair value of the derivative and changes in the fair value of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects earnings. The ineffective portions of both fair value and cash flow hedges are immediately recognized as earnings. We recorded a hedge gain (loss) of $1,785 in 2009, $(3,977) in 2008 and $1,603 in 2007.

  Fair Value

        We hold cash equivalents, investments and certain other assets that are carried at fair value. We generally determine fair value using a market approach based on quoted prices of identical instruments when available. When market quotes of identical instruments are not readily accessible or available, we determine fair value based on quoted market prices of similar instruments. Disclosure for assets and liabilities that are measured at fair value but recognized and disclosed at fair value on a nonrecurring basis are required prospectively beginning January 1, 2009. As of December 26, 2009, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 26, 2009 using
Assets	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Time deposits	$—	$9,022	$—	$9,022
Mutual funds	47,414	—	—	47,414
Auction rate securities	—	—	16,212	16,212
Fair value of life policies	—	20,032	—	20,032

Total assets	$47,414	$29,054	$16,212	$92,680

	Fair Value Measurements at December 27, 2008 using
Assets	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Auction rate securities	$—	$—	$18,958	$18,958
Fair value of life policies	—	14,062	—	14,062

Total assets	$—	$14,062	$18,958	$33,020

        The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 26, 2009 and December 27, 2008. Our auction rate securities were valued at fair value by management in part utilizing an independent valuation reviewed by management which used pricing models and discounted cash flow methodologies incorporating assumptions that reflect the assumptions a marketplace participant would use at December 26, 2009.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year ended
Auction rate securities	December 26, 2009	December 27, 2008
Beginning balance	$18,958	$—
Transfers in and/or out of Level 3	—	21,175
Total gains or losses (realized/unrealized):
Included in earnings (other expenses)	(40)	—
Included in other comprehensive income	969	(2,217)
Purchases, issuances and settlements	(3,675)	—

Ending balance	$16,212	$18,958

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

  Income Taxes

        We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of our assets and liabilities. We measure deferred tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence both positive and negative, it is more likely than not that we will not realize some or all of the deferred tax assets.

        Effective December 31, 2006, we adopted a new accounting standard for uncertainty in income taxes which clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The guidance also provides for the derecognition of previously recognized income tax items, measurement, classification, interest and penalties, accounting in interim periods and financial statement disclosure. Accordingly, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in our financial statements from such positions are measured on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

  Foreign Currency Translation

        The functional currency of each of our operating foreign subsidiaries is local currency. The financial statements of these subsidiaries are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and equity at historical exchange rates. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income in the accompanying balance sheet. Exchange gains and losses on foreign currency transactions are recorded as other income or expense. We recorded an exchange gain (loss) of $(861) in 2009, $3,653 in 2008 and $(3,959) in 2007.

  Comprehensive Income

        Our comprehensive income consists of net income plus the sum of the changes in unrealized gains (losses) on available-for-sale marketable securities, unrealized gains (losses) on hedging activities, foreign currency translation adjustments and change in unrecognized pension gains and losses and prior service costs and credits (collectively, other comprehensive income) and is presented in the Consolidated Statements of Changes in Equity, net of tax.

  Pension Obligations

        Our defined benefit pension plans' assets, liabilities and expenses are calculated using certain assumptions. These assumptions are reviewed annually, or whenever otherwise required, based on reviews of current plan information and consultations with independent investment advisors and actuaries. The selection of assumptions requires a high degree of judgment and may materially change from period to period. We do not offer other defined benefits associated with post-retirement benefit plans other than pensions.

        We recognize the funded status of our benefit plans on our balance sheet; recognize gains, losses and prior service costs or credits that arise during the period that are not recognized as components of net periodic benefit cost as a component of accumulated other comprehensive income, net of tax; and

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

measure plan assets and obligations as of the date of our fiscal year-end balance sheet. Additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation are disclosed in the notes to our financial statements.

        In December 2008, the FASB issued guidance on an employer's disclosures about plan assets of defined benefit pension or other postretirement plan. The new disclosures required shall be provided for fiscal years ending after December 15, 2009 and are not required for earlier periods that are presented for comparative purposes. This new accounting standard increases our pension footnote disclosure but does not have an impact on our consolidated financial statements.

  Earnings (Loss) Per Share

        Basic earnings per share are calculated by dividing net income attributable to common shareowners by the weighted average number of common shares outstanding. Diluted earnings per common share are calculated by adjusting the weighted average number of common shares outstanding to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, to the extent these additional shares are not anti-dilutive.

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

  New Accounting Pronouncements

        In October 2009, the FASB issued an accounting standard update to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this update addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. We will adopt the provisions of this update on December 27, 2009, the beginning of our fiscal year 2010. The adoption of this update will not have an impact on our consolidated financial statements.

        In June 2009, the FASB issued a new accounting standard to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This standard replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this standard also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements. This standard is effective for fiscal years starting after November 15, 2009, or January 1,

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

2010 for companies reporting earnings on a calendar-year basis. We are evaluating the impact this will have on our consolidated financial statements.

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

2. Business Acquisitions

        We acquired several businesses during the three-year period ended December 26, 2009. The results of operations of the acquired businesses are included in the accompanying consolidated financial statements from the date of acquisition.

        In August 2009, we acquired Systems Pathology Company, LLC (SPC) a pathology based software development company focused on developing state-of-the-art analytical imaging technologies to automate the labor intensive tissue evaluations process which is a significant component of standard preclinical studies for $24,522 in cash and up to $14,000 (undiscounted) potential contingent consideration. The contingent consideration consists of payments based on certain agreed upon revenue and technical milestones. The fair value of the contingent consideration at the date of acquisition was $9,100 which was estimated using the income approach based on significant inputs that are not observable in the market. Key assumptions included a discount rate of 18% and a probability adjustment as we believe the probability of each milestone payment being made ranges from 60% to 85%. No payments of contingent consideration have been made as of December 26, 2009. The amount recognized for contingent consideration was $9,300 at December 26, 2009 and the assumptions used to develop the estimate had not changed. SPC is included in our PCS segment.

        The preliminary purchase price allocation net of $9 of cash acquired is as follows:

Current assets (excluding cash)	$49
Property, plant and equipment	338
Current liabilities	(1,317)
Long term liabilities	(1,040)
Goodwill and other intangible asset	35,592

Total purchase price allocation	$33,622

        The breakout of goodwill and other intangibles acquired with the acquisition was as follows:

		Weighted average amortization life (years)
In-process research and development	$14,000	5.1
Goodwill	21,592	—

Total goodwill and other intangibles	$35,592

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

2. Business Acquisitions (Continued)

        In-process research and development is accounted for as an indefinite-lived intangible asset until its completion, after which it becomes an amortizable finite-lived asset (completion costs are expensed as incurred).

        Goodwill is deductible for tax purposes.

        On July 31, 2009, we acquired Cerebricon Ltd. which is included in our RMS segment for $8,180 in cash. Based in Finland, Cerebricon provides discovery services for therapeutic products for treatment of diseases of the central nervous system supported by in vivo imaging capabilities.

        The preliminary purchase price allocation net of $1,200 of acquired cash is as follows:

Current assets (excluding cash)	$1,754
Property, plant and equipment	816
Other long-term assets	41
Current liabilities	(1,485)
Long-term debt	(1,178)
Long-term deferred tax	(1,453)
Goodwill and other intangible asset	9,685

Total purchase price allocation	$8,180

        The breakout of goodwill and other intangibles acquired with the acquisition was as follows:

		Weighted average amortization life (years)
Customer relationships	$5,597	4.2
Goodwill	4,088	—

Total goodwill and other intangibles	$9,685

        Goodwill is not deductible for tax purposes.

        In May 2009, we acquired the assets of Piedmont Research Center (PRC) for $45,558 in cash. PRC, which is based in North Carolina, provides discovery services focused on efficacy studies in oncology and other therapeutic areas for pharmaceutical and biotechnology clients and is included in our RMS segment.

        The preliminary purchase price allocation is as follows:

Current assets	$1,414
Property, plant and equipment	1,315
Current liabilities	(1,204)
Goodwill and other intangible asset	44,033

Total purchase price allocation	$45,558

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

2. Business Acquisitions (Continued)

        The breakout of goodwill and other intangibles acquired with the acquisition was as follows:

		Weighted average amortization life (years)
Customer relationships	$18,400	6.3
Backlog	900.7
Trademarks and trade names	500	2.2
Developed technology	300	1.5
Goodwill	23,933	—

Total goodwill and other intangibles	$44,033

        Goodwill is deductible for tax purposes.

        In April 2009, we acquired certain assets of Medical Supply Company, LTD, an Irish based provider of products and services for the purpose of endotoxin detection, testing and assessment for $5,386 in cash. Intangibles of $4,875 were recorded related to customer relationships with a 4.5 year weighted average amortization life. It is included in our RMS segment.

        On November 19, 2008 we acquired certain assets of an Indian distributor for $5,469 which is included in our RMS segment. The purchase price allocation, including deal costs of $273 incurred by us is as follows:

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

        On September 15, 2008 we acquired privately-held Molecular Therapeutics, Inc., the parent entity of Molecular Imaging Research, Inc. (MIR) for $11,980 in cash. Ann Arbor, Michigan-based MIR provides discovery services utilizing extensive in-vivo imaging capabilities to pharmaceutical and

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

2. Business Acquisitions (Continued)

biotechnology clients and is included in our RMS segment. The purchase price allocation, including deal costs of $79 incurred by us and net of $368 of cash acquired, is as follows:

Current assets (excluding cash)	$1,123
Property, plant and equipment	848
Noncurrent assets	223
Current liabilities	(1,271)
Noncurrent liabilities	(564)
Deferred taxes	(1,678)
Goodwill and other intangible asset	13,010

Total purchase price allocation	$11,691

        In conjunction with the purchase, we paid off $364 of acquired debt.

        The breakout of goodwill and other intangibles acquired with the MIR acquisition was as follows:

		Weighted average amortization life (years)
Customer relationships	$5,470	6.6
Backlog	200	0.4
Non-compete	10	2.1
Goodwill	7,330	—

Total goodwill and other intangibles	$13,010

        Goodwill is not deductible for tax purposes.

        On September 9, 2008, we acquired all of the capital stock of privately held Dusseldorf, Germany-based NewLab BioQuality AG (NewLab) for $48,500 in cash. NewLab, a contract service organization, provides safety and quality control services to biopharmaceutical clients and enhances our existing capabilities of in process validation services, in consulting services, and assisting in designing International Conference on Harmonisation (ICH)-compliant stability testing programs and is included in our PCS segment.

        The preliminary purchase price allocation associated with the NewLab acquisition, including transaction costs of $1,602 incurred by us and net of $3,363 of cash acquired, is as follows:

Current assets (excluding cash)	$5,242
Property, plant and equipment	3,198
Current liabilities	(3,324)
Deferred taxes	(6,069)
Goodwill and other intangibles acquired	47,692

Total purchase price allocation	$46,739

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

        On January 4, 2007, we acquired the remaining 15% of the equity (319,199 common shares) of Charles River Laboratories Japan, Inc., (Charles River Japan) from Ajinomoto Company Inc., the noncontrolling interest partner. As of the effective date of this transaction, we own 100% of Charles River Japan. The purchase price for the equity was 1.3 billion Yen, or approximately $10,899, which was paid in cash. The purchase price allocation is as follows:

Noncontrolling interest acquired	$5,624
Property, plant and equipment	2,224
Deferred tax liability	(4,187)
Intangible asset (customer relationships with 15 year estimated amortization life)	7,238

$10,899

        For the years ended 2009, 2008 and 2007 $43,818, $9,157 and $662 of revenue and $8,642, $3,427 and $1,106 of operating loss are included in our consolidated statements of income related to these acquisitions.

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

	Fiscal Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007
Net sales	$1,210,830	$1,363,670	$1,253,372
Operating income	163,199	(452,619)	226,354
Income from continuing operations	109,228	(525,593)	153,025
Earnings per common share
Basic	$1.68	$(7.81)	$2.29
Diluted	$1.67	$(7.81)	$2.23

        Refer to Note 5 for further discussion of the method of computation of earnings per share.

3. Goodwill and Other Intangible Assets

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	December 26, 2009		December 27, 2008
	Gross Carrying Amount	Accumulated Amortization & Impairment loss	Gross Carrying Amount	Accumulated Amortization & Impairment loss
Goodwill	$1,221,100	$(712,865)	$1,170,414	$(712,836)

Other intangible assets not subject to amortization:
Research models	$3,438	$—	$3,438	$—
PCS in process R&D	$14,000	—	—	—
Other intangible assets subject to amortization:
Backlog	16,575	(15,625)	16,068	(15,259)
Customer relationships	313,021	(173,707)	262,519	(132,980)
Customer contracts	1,645	(1,645)	1,655	(1,655)
Trademarks and trade names	5,081	(4,338)	4,581	(3,933)
Standard operating procedures	657	(643)	657	(651)
Other identifiable intangible assets	6,935	(5,102)	6,188	(4,528)

Total other intangible assets	$361,352	$(201,060)	$295,106	$(159,006)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Goodwill and Other Intangible Assets (Continued)

        The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

		Adjustments to Goodwill			Adjustments to Goodwill
	Balance at December 29, 2007	Acquisitions	Foreign Exchange/ Other	Balance at December 27, 2008	Acquisitions	Foreign Exchange/ Other	Balance at December 26, 2009
Research Models and Services
Gross carrying amount	$22,006	$9,221	$(280)	$30,947	$27,478	$309	$58,734
Accumulated amortization	(4,902)	—	56	(4,846)	—	(29)	(4,875)
Preclinical Services
Gross carrying amount	1,111,426	29,035	(994)	1,139,467	22,226	673	1,162,366
Accumulated impairment loss	—	—	(700,000)	(700,000)	—	—	(700,000)
Accumulated amortization	(7,990)	—	—	(7,990)	—	—	(7,990)
Total
Gross carrying amount	$1,133,432	$38,256	$(1,274)	$1,170,414	$49,704	$982	$1,221,100
Accumulated impairment loss	—	—	(700,000)	(700,000)	—	—	(700,000)
Accumulated amortization	(12,892)	—	56	(12,836)	—	(29)	(12,865)

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

        Based on our assessment (step one) for 2009, the fair value of our business units exceeded their carrying value therefore our goodwill was not impaired. At the beginning of the fourth quarter of 2008, based on our initial assessment (step one) for 2008, the fair value of our business units exceeded their carrying value therefore our goodwill was not impaired. As economic conditions worsened late in the fourth quarter and our business performance and outlook was not as strong as anticipated coupled with a decrease in our market capitalization, management determined that circumstances had changed enough to trigger another goodwill impairment test as of December 27, 2008. Our analysis resulted in the determination that the fair value of our PCS business was less than its carrying value. The second step of the goodwill impairment test involved us calculating the implied goodwill for the PCS business. The carrying value of the goodwill assigned to the PCS business exceeded the implied fair value of goodwill resulting in a goodwill impairment of $700,000.

        Amortization expense of intangible assets for 2009, 2008 and 2007 was $28,447, $30,312 and $33,509, respectively.

        Estimated amortization expense for each of the next five fiscal years is expected to be as follows:

2010	27,359
2011	22,811
2012	18,632
2013	14,801
2014	12,224

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

4. Long-Term Debt and Capital Lease Obligations

  Long-Term Debt

        Long-term debt consists of the following:

	December 26, 2009	December 27, 2008
2.25% Senior convertible debentures:
Principal	$349,995	$350,000
Unamortized debt discount	(48,597)	(60,767)

Net carrying amount of senior convertible debentures	301,398	289,233
Term loan facilities	100,433	134,967
Revolving credit facility	90,000	90,000
Other long-term debt, represents secured and unsecured promissory notes, interest rates ranging from 0% to 0.5%, 0% to 11.6% and 0% to 11.6% at December 26, 2009, December 27, 2008 and December 29, 2007, respectively, maturing between 2008 and 2013	792	806

Total debt	492,623	515,006
Less: current portion of long-term debt	(35,310)	(35,322)

Long-term debt	$457,313	$479,684

        Minimum future principal payments of long-term debt at December 26, 2009 are as follows:

Fiscal Year
2010	$35,310
2011	155,907
2012	8
2013	349,995
2014	—
Thereafter	—

Total	$541,220

        On July 31, 2006, we amended and restated our $660,000 credit agreement to reduce the current interest rate, modify certain restrictive covenants and extend the term. The amount of debt outstanding under the original $660,000 credit agreement remained the same at the time of amendment. The now $428,000 credit agreement provided for a $156,000 U.S. term loan facility, a $200,000 U.S. revolving facility, a C$57,800 term loan facility and a C$12,000 revolving facility for a Canadian subsidiary, and a GBP 6,000 revolving facility for a U.K. subsidiary. The $156,000 term loan facility matures in 20 quarterly installments with the last installment due June 30, 2011. As of December 26, 2009, we had $54,600 outstanding on the U.S. term loan. The $200,000 U.S. revolving facility matures on July 31, 2011 and requires no scheduled payment before that date. Under specified circumstances, the $200,000 U.S. revolving facility may be increased by $100,000. The Canadian term loan was repaid during 2007. The Canadian and U.K. revolving facilities were both terminated in the first quarter of 2008. The interest rate applicable to U.S. term loan and revolving loan under the credit agreement are, at our option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

4. Long-Term Debt and Capital Lease Obligations (Continued)

plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio. Based on our leverage ratio, the margin range for LIBOR based loans is 0.625% to 0.875%. The interest rate margin was 0.75% as of December 26, 2009. We have pledged the stock of certain subsidiaries as well as certain U.S. assets for the $428,000 credit agreement. The $428,000 credit agreement includes certain customary representations and warranties, events of default, notice of material adverse change to our business and negative and affirmative covenants including the ratio of consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest expense, for any period of four consecutive fiscal quarters, of no less than 3.5 to 1.0 as well as the ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization for any period of four consecutive fiscal quarters, of no more than 3.0 to 1. As of December 26, 2009, we were compliant with all financial covenants specified in the credit agreement. We had $3,162 and $5,627 outstanding under letters of credit as of December 26, 2009 and December 27, 2008, respectively. As of December 26, 2009, $90,000 was outstanding on our U.S. revolving credit facility. The book value of our credit agreement approximates fair value.

        On July 27, 2005 we entered into a $50,000 credit agreement ($50,000 credit agreement), which was subsequently amended on December 20, 2005 and again on July 31, 2006 to reflect substantially the same modifications made to the covenants in the $660,000 and $428,000 credit agreements, respectively. On June 15, 2007, we executed a third amendment to the $50,000 credit agreement to extend the maturity date and reduce the interest rate. The $50,000 credit agreement provides for a $50,000 term loan facility which matures on June 22, 2010. Prior to the June 15, 2007 amendment, the interest rate applicable to term loans under the $50,000 credit agreement was, at our option, equal to either the base rate (which was the higher of the prime rate or the federal funds rate plus 0.50%) or the LIBOR rate plus 0.75%. From June 15, 2007 through June 21, 2008, the interest rates applicable to term loans under the credit agreement were, at our option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) minus 2.25% or the LIBOR rate plus 0.50%. Commencing June 22, 2008 through June 22, 2010, the applicable interest rates are equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based on our leverage ratio. We have pledged certain U.S. assets for the $50,000 credit agreement. As of December 26, 2009, we were compliant with all financial covenants specified in the credit agreement. The $50,000 credit agreement includes certain customary representations and warranties, negative and affirmative covenants and events of default. As of December 26, 2009, $45,833 of the $50,000 credit agreement was outstanding. On January 27, 2010, we executed a fourth amendment to the credit agreement to extend the maturity date to July 31, 2011. The book value of our credit agreement approximates fair value.

        Our $350,000 of 2.25% Convertible Senior Notes (the 2013 Notes) due in June, 2013 with interest payable semi-annually are convertible into cash for the principal amount and shares of our common stock for the conversion premium (or, at our election, cash in lieu of some or all of such common stock), if any, based on an initial conversion rate, subject to adjustment, of 20.4337 shares of our common stock per $1,000 principal amount of notes (which represents an initial conversion price of $48.94 per share), only in the following circumstances and to the following extent: (1) during any fiscal quarter beginning after July 1, 2006 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period, or the measurement period, in which the trading price

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

4. Long-Term Debt and Capital Lease Obligations (Continued)

per note for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (3) upon the occurrence of specified corporate transactions, as described in the indenture for the 2013 Notes; and (4) at the option of the holder at any time beginning on the date that is two months prior to the stated maturity date and ending on the close of business on the second trading-day immediately preceding the maturity date. Upon conversion, we will pay cash and shares of our common stock (or, at our election, cash in lieu of some or all of such common stock), if any. If we undergo a fundamental change as described in the indenture for the 2013 Notes, holders will have the option to require us to purchase all or any portion of their notes for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the purchase date.

        The conversion trigger tests are repeated each fiscal quarter and no conversion triggers were met in any quarter of 2009. At December 26, 2009, the fair value of our outstanding 2013 Notes was approximately $335,995 based on their quoted market value.

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

        As of December 26, 2009, $48,597 of debt discount remained and will be amortized over 14 quarters. As of December 26, 2009 and December 27, 2008, the equity component of our convertible debt was $88,492. Interest expense related to our convertible debt of $12,170 and $11,381 for the years ended December 26, 2009 and December 27, 2008 respectively yielding an effective interest rate of 6.93% on the liability component. In addition, $7,853 and $7,831 of contractual interest expense was recognized on our convertible debt during the years ended December 26, 2009 and December 27, 2008 respectively. Capitalized interest related to the new accounting treatment for our 2013 Notes was $989 and $2,777 for the years ended December 26, 2009 and December 27, 2008 respectively.

        We have capital leases for equipment. These leases are capitalized using interest rates considered appropriate at the inception of each lease. Capital lease obligations amounted to $210 and $331 at December 26, 2009 and December 27, 2008, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

5. Equity

  Earnings Per Share

        Basic earnings per share for 2009, 2008 and 2007 was computed by dividing earnings available to common shareowners for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for 2009 and 2007 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.

        Options to purchase 4,272,647 shares, 4,481,120 shares and 243,357 shares were outstanding at December 26, 2009, December 27, 2008 and December 29, 2007, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

        In addition, weighted average shares outstanding for 2009, 2008 and 2007 excluded the weighted average impact of 896,393, 777,494 and 711,896 shares, respectively, of non-vested fixed restricted stock awards.

        The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings per share:

	December 26, 2009	December 27, 2008	December 29, 2007
Numerator:
Income (loss) from continuing operations for purposes of calculating earnings per share	$111,221	$(524,929)	$153,794
Income (loss) from discontinued businesses	$3,220	$424	$(3,146)
Denominator:
Weighted-average shares outstanding—Basic	65,366,319	67,273,748	66,960,515
Effect of dilutive securities:
2.25% senior convertible debentures	—	—	481,136
Stock options and contingently issued restricted stock	267,650	—	1,160,369
Warrants	1,926	—	133,916

Weighted-average shares outstanding—Diluted	65,635,895	67,273,748	68,735,936

Basic earnings (loss) per share from continuing operations attributable to common shareowners	$1.70	$(7.80)	$2.30
Basic earnings (loss) per share from discontinued operations attributable to common shareowners	$0.05	$0.01	$(0.05)
Diluted earnings (loss) per share from continuing operations attributable to common shareowners	$1.69	$(7.80)	$2.24
Diluted earnings (loss) per share from discontinued operations attributable to common shareowners	$0.05	$0.01	$(0.05)

        The sum of the earnings (loss) per share from continuing operations attributable to common shareowners and the earnings (loss) per share from discontinued operations attributable to common shareowners does not necessarily equal the earnings (loss) per share from net income attributable to common shareowners in the consolidated statements of operations due to rounding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

5. Equity (Continued)

  Treasury Shares

        The Board of Directors has authorized a share repurchase program, originally authorized on July 27, 2005 and subsequently amended on October 26, 2005, May 9, 2006, August 1, 2007 and July 24, 2008 to acquire up to a total of $600,000 of common stock. The program does not have a fixed expiration date. As of December 26, 2009, approximately $144,753 remains authorized for share repurchases.

        During 2009, 2008 and 2007, we repurchased 1,592,500 shares of common stock for $42,387, 2,159,908, shares of common stock for $109,260 and 724,200 shares of common stock for $38,911, respectively, under our Rule 10b5-1 Purchase Plans. In May 2009, we terminated our Rule 10b5-1 Purchase Plan. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

        Share repurchases during 2009, 2008 and 2007 were as follows:

	Fiscal Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007
Number of shares of common stock repurchased	1,592,500	2,159,908	724,200
Total cost of repurchase	$42,387	$109,260	$38,911

        Additionally our 2000 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the fiscal year ended December 26, 2009, December 27, 2008 and December 29, 2007, we acquired 80,234 shares for $2,216, 104,662 shares for $6,292 and 71,456 shares for $3,506, respectively, as a result of such withholdings.

  Accumulated Deficit

        Accumulated deficit includes approximately $2,000 which is restricted due to statutory requirements in the local jurisdiction of a foreign subsidiary as of December 26, 2009 and December 27, 2008.

  Accumulated Other Comprehensive Income

        The composition of accumulated other comprehensive income is as follows:

	Foreign Currency Translation Adjustment	Pension Gains/(Losses) and Prior Service (Cost)/Credit Not Yet Recognized as Components of Net Periodic Benefit Costs	Net Unrealized Gain on Marketable Securities	Accumulated Other Comprehensive Income
Balance at December 29, 2007	$81,975	$3,635	$(51)	$85,559
Period change	(79,278)	(12,023)	(2,167)	(93,468)
Tax	6,690	4,566	—	11,256

Balance at December 27, 2008	$9,387	$(3,822)	$(2,218)	$3,347

Period change	45,907	(7,102)	768	39,573
Tax	1,343	774	—	2,117

Balance at December 26, 2009	$56,637	$(10,150)	$(1,450)	$45,037

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

5. Equity (Continued)

  Warrants

        Separately and concurrently with the pricing of the 2013 Notes in June 2006, we issued warrants for approximately 7.2 million shares of our common stock. The warrants give the holders the right to receive, for no additional consideration, cash or shares (at our option) with a value equal to the appreciation in the price of our shares above $59.925, and expire between September 13, 2013 and January 22, 2014 over 90 equal increments. The total proceeds from the issuance of the warrants were $65,423.

        As part of the recapitalization in 1999, we issued 150,000 units, each comprised of a $1 senior subordinated note and a warrant to purchase 7.6 shares of our common stock for total proceeds of $150,000. We allocated the $150,000 offering proceeds between the senior subordinated notes ($147,872) and the warrants ($2,128), based upon the estimated fair value. The portion of the proceeds allocated to the warrants is reflected as capital in excess of par in the accompanying consolidated financial statements. Each warrant entitles the holder, subject to certain conditions, to purchase 7.6 shares of common stock at an exercise price of $5.19 per share of common stock, subject to adjustment under some circumstances. All warrants were exercised before they expired on October 1, 2009.

6. Income Taxes

        An analysis of the components of income (loss) from continuing operations before income taxes and the related provision for income taxes is presented below:

	Fiscal Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007
Income (loss) from continuing operations before income taxes
U.S.	$37,490	$97,004	$87,369
Non-U.S.	111,617	(566,446)	123,572

	$149,107	$(469,442)	$210,941

Income tax provision
Current:
Federal	$(3,902)	$21,922	$39,907
Foreign	26,719	28,355	21,547
State and local	1,117	1,278	7,732

Total current	$23,934	$51,555	$69,186

Deferred:
Federal	$15,958	$4,472	$(5,890)
Foreign	(1,657)	(4,884)	(4,564)
State and local	1,490	5,031	(2,055)

Total deferred	$15,791	$4,619	$(12,509)

	$39,725	$56,174	$56,677

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

	December 26, 2009	December 27, 2008
Compensation	$38,334	$38,973
Accruals and reserves	1,791	1,502
Financing related	2,228	2,308
Goodwill and other intangibles	(9,370)	(5,805)
Net operating loss and credit carryforwards	26,064	27,446
Depreciation related	(54,871)	(38,950)
Non-indefinitely reinvested earnings	(704)	(2,039)
Other	(755)	1,052

	2,717	24,487
Valuation allowance	(6,126)	(4,197)

Total deferred taxes	$(3,409)	$20,290

        Reconciliations of the statutory U.S. Federal income tax rate to effective tax rates are as follows:

	December 26, 2009	December 27, 2008	December 29, 2007
U.S. statutory income tax rate	35.0%	(35.0)%	35.0%
Foreign tax rate differences	(5.3)%	(2.6)%	(4.0)%
State income taxes, net of Federal tax benefit	1.3%	1.3%	1.5%
Unbenefitted losses and valuation allowance	1.4%	0.8%	0.3%
Impact of repatriation of non-US earnings	(0.7)%	(1.5)%	0.0%
Research tax credits and enhanced deductions	(6.8)%	(3.1)%	(6.2)%
Enacted tax rate changes	(0.1)%	0.3%	(1.3)%
Impact of tax uncertainties	1.3%	0.5%	2.3%
Impact of goodwill impairment	0.0%	51.6%	0.0%
Other	0.5%	(0.3)%	(0.7)%

	26.6%	12.0%	26.9%

        During the fourth quarter of 2009, we recorded a detriment of $719 related to the reduction of tax benefits associated with the suspension of operations at our PCS facility in Massachusetts.

        During 2009, we recorded a tax detriment of $2,203 to additional paid-in-capital related to the exercise of stock options and vesting of restricted shares.

        As of December 26, 2009, we have non-U.S. net operating loss carryforwards, the tax effect of which is $12,441. Of this amount, $1,083 will expire in 2013, $1,825 will expire in 2014 and $521 will expire in 2017. The remainder can be carried forward indefinitely. We have U.S. net operating loss carryforwards, the tax effect of which is $192. Of this amount, $22 will expire in 2018 and $170 will expire in 2028. We have U.S. foreign tax credit carryforwards of $11,196 which will expire in 2019. We have Canadian Investment Tax Credit carryforwards of $8,718 as a result of our research and

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

6. Income Taxes (Continued)

development activity in Montreal, which begin to expire in 2028. We have unrealized capital losses in the U.S., the tax effect of which is $464.

        We have fully recognized our deferred tax assets on the belief that it is more likely than not that they will be realized. The only exceptions at December 26, 2009 relate to deferred tax assets primarily for net operating losses in China, Hong Kong, India, Luxembourg and the Netherlands and a capital loss in the U.S., which have resulted in an increase of $1,929 in the valuation allowance from $4,197 at December 27, 2008 to $6,126 at December 26, 2009. We increased the valuation allowance against these tax attributes due to the determination, after consideration of all evidence, both positive and negative, that it is more likely than not that these deferred tax assets will not be realized.

        Effective December 31, 2006, we adopted a new accounting standard for uncertainty in income taxes. The cumulative effect of adopting the new accounting standard did not result in a change to our opening retained earnings. At December 26, 2009, the amount recorded for unrecognized tax benefits was $21,389. At December 27, 2008 the amount recorded for unrecognized income tax benefits was $28,732. The $7,343 decrease during 2009 is primarily due to concluded audits with the IRS offset by increases due to ongoing evaluation of uncertain tax positions in the current and prior periods and foreign exchange movement. The amount of unrecognized income tax benefits that, if recognized, would favorably impact the effective tax rate was $17,313 as of December 26, 2009 and $21,441 as of December 27, 2008. The $4,128 decrease is primarily due to concluded audits with the IRS offset by an increase due to ongoing evaluation of uncertain tax positions in the current and prior periods and foreign exchange movement.

        A reconciliation of our beginning and ending unrecognized income tax benefits is as follows:

	December 26, 2009	December 27, 2008	December 29, 2007
Beginning balance	$28,732	$22,129	$16,896
Additions:
Tax positions for current year	1,515	2,071	3,612
Tax positions for prior years	2,367	8,041	2,413
Reductions:
Tax positions for current year	—	(252)	(65)
Tax positions for prior years	(1,024)	(3,011)	(43)
Settlements	(10,113)	—	(177)
Expiration of statute of limitations	(88)	(246)	(507)

Ending balance	$21,389	$28,732	$22,129

        We continue to recognize interest and penalties related to unrecognized income tax benefits in income tax expense. The total amount of accrued interest related to unrecognized income tax benefits as of December 26, 2009 and December 27, 2008 was $1,689 and $2,729, respectively. The $1,040 decline is primarily due to concluded audits reached with the IRS offset by an increase due to ongoing evaluation of uncertain tax positions. We have not recorded a provision for penalties associated with uncertain tax positions.

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

        We and certain of our subsidiaries are currently under audit by the German Tax Office and various state and local tax authorities. Additionally, we are challenging the reassessments received by the Canada Revenue Agency ("CRA") with respect to the Scientific Research and Experimental Development credits claimed in 2003 and 2004 by our Canadian Preclinical Services Subsidiary in the Tax Court of Canada.

        In the second quarter of 2009, we received Notices of Reassessment from the CRA with respect to Scientific Research and Experimental Development credits claimed in 2003 and 2004 by our Canadian Preclinical Services subsidiary. In the third quarter of 2009, we filed Notices of Objection with the CRA in connection with the Notices of Reassessment. In the fourth quarter of 2009, we filed Notices of Appeal with the Tax Court of Canada to contest the Notices of Reassessment. We disagree with the positions taken by the CRA with regard to the credits claimed in 2003 and 2004 by our Canadian Preclinical Services subsidiary. We believe that it is reasonably possible that this matter will be resolved within the next twelve months. We do not believe that resolution of this matter in Tax Court will have a material impact on our financial position or results of operations. However, pending resolution of the reassessments in Tax Court, it is possible that CRA will propose similar adjustments for later years.

        During the third quarter of 2009, we concluded audits with the IRS Appeals Division related to the 2004 and 2005 tax filings for the Company and an acquired subsidiary. As a result of these concluded audits, we recognized an additional tax benefit of $1,945. During the fourth quarter of 2009, we concluded audits with the IRS Field Division for years 2006 and 2007 and with the Commonwealth of Massachusetts for years 2004 through 2006. An additional tax benefit of $297 was recognized during the fourth quarter as a result of these concluded audits plus an adjustment for the state tax impact relating to the conclusion of the IRS audit for years 2004 and 2005.

        During the fourth quarter of 2009, there has been no change in the status of the ongoing examination by the German Tax Office.

        We believe we have appropriately provided for all uncertain tax positions.

        During 2009, we repatriated $120,000 of the earnings of our non-U.S. subsidiaries pursuant to a plan established in the fourth quarter of 2008. As a result of the repatriation, we recorded tax benefits primarily due to foreign tax credits in 2008 of $7,227, of which $4,045 was reflected in the effective tax rate and $3,182 was reflected in the Cumulative Translation Adjustment account, and in 2009 of $3,504, of which $1,084 was reflected in the effective tax rate and $2,420 was reflected in the Cumulative Translation Adjustment account. The proceeds from the repatriation were used for general corporate purposes. We continue to maintain our permanent reinvestment assertion with respect to the remaining unremitted earnings of our non-U.S. subsidiaries.

        As of December 26, 2009, the earnings of our non-U.S. subsidiaries considered to be indefinitely reinvested totaled $278 million. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. Federal and state income taxes and withholding taxes payable to the various foreign countries. It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

6. Income Taxes (Continued)

        On June 12, 2006, we issued $300,000 aggregate principal amount of convertible senior notes ("the 2013 Notes") in a private placement with net proceeds to us of approximately $294,000. On June 20, 2006, the initial purchasers associated with this convertible debt offering exercised an option to purchase an additional $50,000 of the 2013 Notes for additional net proceeds of approximately $49,000. The 2013 Notes bear stated interest at 2.25% per annum, payable semi-annually, and mature on June 15, 2013. In accordance with the applicable accounting rules, a debt discount of $88,492 was recorded upon issuance of the 2013 Notes. Concurrently with the issuance of the 2013 Notes, we entered into convertible note hedge transactions with respect to its obligation to deliver common stock under the notes. Separately and concurrently with the pricing of the 2013 Notes, we issued warrants for approximately 7.2 million shares of its common stock. We elected to apply the rules of the Integration Regulations under Treas. Reg. 1.1275-6 to treat the 2013 Notes and the associated hedge as synthetic debt instruments and accordingly we deduct the option premium paid for the hedge as original issue discount ("OID") over the 7 year term. A deferred tax asset was recorded at issuance with an offset to Additional Paid in Capital for tax savings resulting from the excess of the OID over the interest expense to be reported in our Statement of Income during the term of the 2013 notes. Also, pursuant to Internal Revenue Code Section 1032, we will not recognize any gain or loss for tax purpose with respect to the exercise or lapse of the warrants.

7. Employee Benefits

  Charles River Laboratories Employee Savings Plan

        Our defined contribution plan, the Charles River Laboratories Employee Savings Plan, qualifies under section 401(k) of the Internal Revenue Code. It covers substantially all U.S. employees and contains a provision whereby we match a percentage of employee contributions. The costs associated with this defined contribution plan totaled $6,253, $6,377 and $4,074, in 2009, 2008 and 2007, respectively.

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

        In connection with the establishment of the Deferred Compensation Plan, current active employees who agreed to convert their ESLIRP benefit to a comparable benefit in the deferred compensation plan discontinued their direct participation in the ESLIRP. Instead, the present value of the accrued benefits of ESLIRP participants was credited to their Deferred Compensation Plan accounts, and future ESLIRP accruals will now be converted to present values and credited to their Deferred Compensation Plan accounts annually. Upon the adoption of the Deferred Compensation Plan, the value of their accrued ESLIRP benefits, prior to adjustments for outstanding Medicare taxes, were credited to their Deferred Compensation Plan account. In addition, we provide certain active employees an annual contribution into their Deferred Compensation Plan account of 10% of the employee's base salary plus the lesser of their target annual bonus or actual annual bonus. The costs associated with these defined contribution plans totaled $2,309, $2,819 and $3,462 in 2009, 2008 and 2007, respectively.

        We have invested in several corporate-owned key-person life insurance policies as well as mutual funds and U.S. Treasury Securities with the intention of using these investments to fund the ESLIRP and the Deferred Compensation Plan. Participants have no interest in any such investments. At December 26, 2009 and December 27, 2008 the cash surrender value of these life insurance policies were $25,099 and $19,652, respectively.

  Pension Plans

        The Charles River Pension Plan is a defined contribution plan and a defined benefit pension plan covering certain UK employees. Benefits are based on participants' final pensionable salary and years of service. Participants' rights vest immediately. Effective December 31, 2002, the plan was amended to exclude new participants from joining the defined benefit section of the plan and a defined contribution section was established for new entrants. Contributions under the defined contribution plan are determined as a percentage of gross salary. During 2009, the UK plan recorded a curtailment gain of $674 associated with the sale of our Phase I PCS business in the UK.

        The Charles River Laboratories, Inc. Pension Plan is a qualified, non-contributory defined benefit plan that covers certain U.S. employees. Benefits are based on participants' final average monthly compensation and years of service. Participants' rights vest upon completion of five years of service. Effective January 1, 2002, this plan was amended to exclude new participants from joining. Benefit criteria offered to existing participants as of the amendment date did not change. During 2008, our Board of Directors voted to freeze the accrual of benefits under the Pension Plan effective April 30, 2008. Accordingly, we recorded a curtailment gain of $3,276 in 2008. Based on a remeasurement of the U.S. pension plan's assets and liabilities at April 30, 2008, the benefit accrual freeze reduced the projected benefit obligation by $8,298 and resulted in a corresponding adjustment, net of tax, to accumulated other comprehensive income. In addition during 2009 as a result of realigning our work force, we terminated approximately 11% of the participants in our U.S. Pension Plan resulting in a curtailment. Because the accrual of benefits under this plan was frozen effective April 30, 2008, there is no curtailment gain or loss or change in the projected benefit obligation in 2009.

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

        The following tables summarize the funded status of our defined benefit plans and amounts reflected in our consolidated balance sheets.

Obligations and Funded Status

	Pension Benefits		Supplemental Retirement Benefits
	2009	2008	2009	2008
Change in benefit obligations
Benefit obligation at beginning of year	$166,261	$232,852	$31,113	$29,925
Service cost	2,283	4,037	623	908
Interest cost	9,771	12,014	1,485	1,718
Plan participants' contributions	654	789	—	—
Curtailment	—	(14,483)	—	—
Settlement gain	(613)	(3,454)	—	—
Benefit payments	(5,799)	(5,404)	(726)	(704)
Actuarial loss (gain)	23,425	(24,564)	(4,198)	(734)
Plan amendments	—	137	—	—
Other	(158)	—	—	—
Effect of foreign exchange	10,089	(35,663)	—	—

Benefit obligation at end of year	$205,913	$166,261	$28,297	$31,113

Change in plan assets
Fair value of plan assets at beginning of year	$134,034	$196,214	$—	$—
Plan assets assumed	—	—	—	—
Actual return on plan assets	25,618	(35,272)	—	—
Settlement gain	(613)	(3,454)	—	—
Employer contributions	10,889	14,169	726	704
Plan participants' contributions	654	789	—	—
Benefit payments	(5,799)	(5,404)	(726)	(704)
Premiums paid	—	—	—	—
Other	(158)	—	—	—
Effect of foreign exchange	9,397	(33,008)	—	—

Fair value of plan assets at end of year	$174,022	$134,034	$—	$—

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Employee Benefits (Continued)

	Pension Benefits		Supplemental Retirement Benefits
	2009	2008	2009	2008
Funded status
Projected benefit obligation	$205,913	$166,261	$28,297	$31,113
Fair value of plan assets	174,022	134,034	—	—

Net balance sheet liability	$31,891	$32,227	$28,297	$31,113

Classification of net balance sheet liability
Non-current assets	$688	$—	$—	$—
Current liabilities	63	52	5,408	5,159
Non-current liabilities	$32,516	$32,175	$22,889	$25,954

Amounts recognized in statement of financial position as part of accumulated other comprehensive income ("AOCI")

	Pension Benefits		Supplemental Retirement Benefits
	2009	2008	2009	2008
Net actuarial (gain)/loss	$18,710	$14,309	$2,977	$6,365
Net prior service cost/(credit)	(6,698)	(9,124)	2,043	3,475

Total	$12,012	$5,185	$5,020	$9,840

The accumulated benefit obligation for all defined benefit plans	$202,363	$162,843	$26,746	$20,614

Information for defined benefit plans with accumulated benefit obligation in excess of plan assets

	Pension Benefits		Supplemental Retirement Benefits
	2009	2008	2009	2008
Projected benefit obligation	$195,239	$157,068	$28,297	$31,113
Accumulated benefit obligation	194,167	156,017	26,746	20,614
Fair value of plan assets	162,862	125,143	—	—

Information for defined benefit plans with projected benefit obligation in excess of plan assets

	Pension Benefits		Supplemental Retirement Benefits
	2009	2008	2009	2008
Projected benefit obligation	$200,056	$166,261	$28,297	$31,112
Accumulated benefit obligation	197,827	162,843	26,746	20,614
Fair value of plan assets	167,476	134,034	—	—

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Employee Benefits (Continued)

Amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year

	Pension Benefits	Supplemental Retirement Benefits
Amortization of net actuarial (gain)/loss	$712	$153
Amortization of net prior service cost/(credit)	(618)	498

Components of net periodic benefit cost

	Pension Benefits			Supplemental Retirement Benefits
	2009	2008	2007	2009	2008	2007
Service cost	$2,283	$4,037	$6,204	$623	$908	$882
Interest cost	9,771	12,014	11,663	1,485	1,718	1,581
Expected return on plan assets	(9,783)	(13,499)	(12,630)	—	—	—
Amortization of prior service cost (credit)	(618)	(684)	(526)	498	498	498
Amortization of net loss (gain)	1,271	(31)	386	125	413	568

Net periodic benefit cost	2,924	1,837	5,097	2,731	3,537	3,529
Settlement	43	—	—	—	—	—
Curtailment gain	(674)	(3,345)	326	—	—	—

Net pension cost	$2,293	$(1,508)	$5,423	$2,731	$3,537	$3,529

Assumptions

Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Supplemental Retirement Benefits
	2009	2008	2009	2008
Discount rate	5.41%	5.74%	5.22%	6.15%
Rate of compensation increase	3.19%	2.90%	2.50%	4.75%

Weighted-average assumptions used to determine net periodic benefit cost

	Pension Benefits			Supplemental Retirement Benefits
	2009	2008	2007	2009	2008	2007
Discount rate	5.74%	5.69%	5.14%	6.15%	5.88%	5.56%
Expected long-term return on plan assets	6.84%	7.10%	7.00%	—	—	—
Rate of compensation increase	3.24%	4.07%	3.94%	4.75%	4.75%	4.75%

        The expected long-term rate of return on plan assets was made considering the pension plan's asset mix, historical returns and the expected yields on plan assets. The discount rates reflect the rates at which amounts that are invested in a portfolio of high-quality debt instruments would provide the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Employee Benefits (Continued)

future cash flows necessary to pay benefits when they become due. The rate of compensation increase reflects the expected annual salary increases for the plan participants based on historical experience and our current employee compensation strategy.

Plan assets

        Our pension plans' weighted-average asset allocations are as follows:

	Target Allocation	Pension Benefits
	2010	2009	2008
Equity securities	67%	64%	56%
Fixed income	31%	32%	36%
Other	2%	4%	8%

Total	100%	100%	100%

        Our investment objective is to obtain the highest possible return commensurate with the level of assumed risk. Fund performances are compared to benchmarks including the S&P 500 Index, Russell 2000, BC Aggregate Index and MSCI EAFE Index. Our Investment Committee meets on a quarterly basis to review plan assets.

        Plan assets did not include any of our common stock at December 26, 2009 and December 27, 2008.

        The fair value of our pension assets by asset category are as follows.

	Fair Value Measurements at December 26, 2009 using
Assets	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3		Assets at Fair Value
Cash	$641		$—	$—		$641
Common stock(a)	106,243		—	—		106,243
Debt securities(a)	36,519		—	—		36,519
Mutual funds(b)	12,013		16,921	—		28,934
Life insurance policies(c)	—		260	—		260
Other	259	(e)	—	1,166	(d)	1,425

Total	$155,675		$17,181	$1,166		$174,022

(a)
This category comprises investments valued at the closing price reported on the active market on which the individual securities are traded.

(b)
This category comprises mutual funds valued at the net asset value of shares held at year end.

(c)
This category comprises life insurance policies valued at cash surrender value at year end.

(d)
This comprises annuity policies held with various insurance companies valued at face value.

(e)
This comprises other investments valued at market value.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Employee Benefits (Continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, December 27, 2008	$1,103
Actual return on plan assets:
Relating to assets still held at December 26, 2009	157
Relating to assets sold during the period	—
Purchases, sales and settlements	(94)
Transfers in and/or out of Level 3	—

Balance, December 26, 2009	$1,166

Contributions

        During 2009, we contributed $10,819 to our pension plans. We expect to contribute $7,711 to our pension plan in 2010.

Estimated future benefit payments

	Pension Benefits	Supplemental Retirement Benefits
2010	$5,556	$5,546
2011	5,311	714
2012	6,014	684
2013	6,349	12,582
2014	7,139	702
2015-2019	46,220	8,636

8. Stock Plans and Stock Based Compensation

        We have share-based compensation plans under which employees and non-employee directors may be granted share based awards. During 2009, 2008 and 2007, the primary share-based awards and their general terms and conditions are as follows:

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

8. Stock Plans and Stock Based Compensation (Continued)

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

        At December 26, 2009, approximately 4.3 million shares were authorized for future grants under our share-based compensation plans. We settle employee share-based compensation awards with newly issued shares.

        The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. The following table presents stock-based compensation included in our consolidated statement of income:

	December 26, 2009	December 27, 2008	December 29, 2007
Stock-based compensation expense in:
Cost of sales	$7,048	$6,406	$8,258
Selling and administration	16,765	17,927	17,759

Income from continuing operations, before income taxes	23,813	24,333	26,017
Provision for income taxes	(8,445)	(8,612)	(8,423)

Net income attributable to common shareowners	$15,368	$15,721	$17,594

        We did not capitalize any stock-based compensation related costs for the years ended 2009, 2008 and 2007.

        The fair value of stock-based awards granted during 2009, 2008 and 2007 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 26, 2009	December 27, 2008	December 29, 2007
Expected life (in years)	4.5	4.5	5.0
Expected volatility	25%	24%	30%
Risk-free interest rate	1.87%	2.8%	4.6%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted—average grant date fair value	$6.15	$14.85	$16.49

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Stock Plans and Stock Based Compensation (Continued)

Stock Options

        The following table summarizes stock option activities under our plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 30, 2006	5,392,613	$36.50
Options granted	934,690	$46.95
Options exercised	(1,737,413)	$31.47
Options canceled	(122,087)	$41.49

Options outstanding as of December 29, 2007	4,467,803	$40.50
Options granted	820,200	$58.59
Options exercised	(706,755)	$38.98
Options canceled	(100,128)	$46.14

Options outstanding as of December 27, 2008	4,481,120	$43.93
Options granted	2,252,704	$25.34
Options exercised	(48,411)	$16.46
Options canceled	(468,470)	$40.47

Options outstanding as of December 26 2009	6,216,943	$37.67

Options exercisable as of December 29, 2007	2,708,268	$37.92
Options exercisable as of December 27, 2008	2,729,255	$39.65
Options exercisable as of December 26, 2009	3,096,990	$41.69	3.68 years	$1,961

        As of December 26, 2009, the unrecognized compensation cost related to 2,932,756 unvested stock options expected to vest was $19,862. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 28 months.

        The total intrinsic value of options exercised during the fiscal years ending December 26, 2009, December 27, 2008 and December 29, 2007 was $909, $17,197 and $37,342, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price. The total amount of cash received from the exercise of options during 2009 was $797. The actual tax benefit realized for the tax deductions from option exercises totaled $316 for the year ended December 26, 2009.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Stock Plans and Stock Based Compensation (Continued)

        The following table summarizes significant ranges of outstanding and exercisable options as of December 26, 2009:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Optionsp Exercisable	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00–$10.00	2,291	2.12	$0.43	$75	2,291	2.12	$0.43	$75
$10.01–$20.00	73,388	1.66	14.47	1,357	73,388	1.66	14.47	1,357
$20.01–$30.00	2,064,727	6.13	25.11	16,204	35,697	3.51	27.67	189
$30.01–$40.00	1,400,324	3.45	34.55	456	1,166,409	3.18	34.35	340
$40.01–$50.00	1,899,471	4.27	46.08	—	1,542,263	4.29	45.98	—
$50.01–$60.00	712,652	5.09	58.04	—	218,546	4.90	57.01	—
$60.01–$70.00	64,090	5.33	62.51	—	58,396	5.32	62.31	—

Totals	6,216,943	4.77 years	$37.67	$18,092	3,096,990	3.86 years	$41.69	$1,961

        The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on a closing stock price of $32.96 as of December 26, 2009, that would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 26, 2009 was 893,768.

        The following table summarizes the non-vested stock option activity in the equity incentive plans for the fiscal year ending December 26, 2009:

	Stock Options	Weighted Average Exercise Price
Non-vested at December 27, 2008	1,751,865	$50.60
Granted	2,252,704	25.34
Forfeited	(268,482)	37.92
Vested	(616,134)	15.14

Non-vested at December 26, 2009	3,119,953	$33.68

Restricted Stock

        Stock compensation expense associated with restricted common stock is charged for the market value on the date of grant, less estimated forfeitures, and is amortized over the awards' vesting period on a straight-line basis.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Stock Plans and Stock Based Compensation (Continued)

        The following table summarizes the restricted stock activity for 2009:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding December 27, 2008	716,394	$50.58
Granted	539,440	25.15
Vested	(273,660)	50.09
Canceled	(85,781)	39.96

Outstanding December 26, 2009	896,393	$36.45

        As of December 26, 2009, the unrecognized compensation cost related to shares of unvested restricted stock expected to vest was $23,672. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 28 months. The total fair value of restricted stock grants that vested during the fiscal years ending December 26, 2009, December 27, 2008 and December 29, 2007 was $13,707, $16,049 and $10,661, respectively. The actual tax benefit realized for the tax deductions from restricted stock grants that vested totaled $2,936 for the year ended December 26, 2009.

        During 2008 and 2007, we made performance-based awards to our executives. Payout of these awards was contingent upon achievement of individualized stretch goals as determined by the Compensation Committee of the Board of Directors. Compensation expense associated with these awards of $412 and $2,360 has been recorded during 2009 and 2008, respectively.

9. Commitments and Contingencies

  Operating Leases

        We have commitments for various operating leases for machinery and equipment, vehicles, office equipment, land and office space. As a matter of ordinary business course, we occasionally guarantee certain lease commitments to landlords. Rent expense for all operating leases was $24,777, $23,781 and $25,548 in 2009, 2008 and 2007, respectively. Future minimum payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consist of the following at December 26, 2009:

2010	$20,712
2011	18,472
2012	13,338
2013	10,902
2014	8,951
Thereafter	$34,125

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Commitments and Contingencies (Continued)

  Construction

        We have certain purchase commitments related to the completion of our ongoing construction projects which amounted to approximately $2,592 as of December 26, 2009.

  Litigation

        Various lawsuits, claims and proceedings of a nature considered normal to our business are pending against us. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect our consolidated financial statements.

10. Business Segment and Geographic Information

        We report two segments, called Research Models and Services (RMS) and Preclinical Services (PCS). Operating segments are components of an enterprise for which separate financial information is available and is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

        Our RMS segment includes sales of research models, genetically engineered models and services (GEMS), consulting and staffing services, research animal diagnostics, discovery and imaging services, in vitro and avian vaccine services. Our PCS segment includes services required to take a drug through the development process including toxicology, pathology services, bioanalysis, pharmacokinetics and drug metabolism, discovery support, biopharmaceutical services as well as Phase I clinical trials.

        The following table presents sales and other financial information by business segment. Net sales represent sales originating in entities primarily engaged in either provision of RMS or PCS. Long-lived assets include property, plant and equipment and other long-lived assets.

	2009	2008	2007
Research Models and Services
Net sales	$659,929	$659,941	$577,231
Gross margin	278,670	284,639	249,348
Operating income	193,349	198,696	177,151
Total assets	717,975	675,571	616,417
Long-lived assets	284,809	276,370	256,288
Depreciation and amortization	33,501	28,239	23,394
Capital expenditures	31,859	61,878	53,037
Preclinical Services
Net sales	$542,622	$683,552	$653,395
Gross margin	150,698	226,070	228,843
Operating income	37,127	(596,437)	103,541
Total assets	1,486,118	1,461,422	2,156,702
Long-lived assets	636,178	611,692	582,630
Depreciation and amortization	60,052	63,051	63,017
Capital expenditures	48,153	137,980	177,901

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

10. Business Segment and Geographic Information (Continued)

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Fiscal Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007
Total segment operating income	$230,476	$(397,741)	$280,692
Unallocated corporate overhead	(63,550)	(52,128)	(53,533)

Consolidated operating income	$166,926	$(449,869)	$227,159

        A summary of unallocated corporate overhead consists of the following:

	December 26, 2009	December 27, 2008	December 29, 2007
Stock-based compensation expense	$10,757	$11,968	$11,902
U.S. retirement plans	5,336	(161)	7,074
Audit, tax and related expense	2,609	2,727	3,455
Salary and bonus	17,239	18,943	15,652
Global IT	9,309	8,282	5,004
Employee health LDP and fringe benefit expense	1,622	(2,774)	(908)
Consulting and outside services	3,329	1,822	1,675
Severance expense	2,625	—	—
Costs associated with evaluation of acquisitions	3,445	1,313	—
Other general unallocated corporate expenses	7,279	10,008	9,679

	$63,550	$52,128	$53,533

        Other general unallocated corporate expenses consist of various departmental costs including those associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury and investor relations.

        The following table presents sales and other financial information by geographic regions. Included in the other non-U.S. category below are operations located in China, Korea, Australia, India and Mexico. Sales to unaffiliated customers represent net sales originating in entities physically located in

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

10. Business Segment and Geographic Information (Continued)

the identified geographic area. Long-lived assets include property, plant and equipment and other long-lived assets.

	U.S.	Europe	Canada	Japan	Other Non-U.S.	Consolidated
2009
Sales to unaffiliated customers	$605,280	$328,447	$188,206	$70,848	$9,770	$1,202,551
Long-lived assets	579,906	137,281	141,687	42,084	20,029	920,987
2008
Sales to unaffiliated customers	$697,227	$362,751	$204,252	$66,749	$12,514	$1,343,493
Long-lived assets	570,253	129,340	123,492	45,035	19,942	888,062
2007
Sales to unaffiliated customers	$620,915	$339,347	$201,936	$56,435	$11,993	$1,230,626
Long-lived assets	506,277	145,048	143,561	37,420	6,612	838,918

11. Discontinued Operations

        During 2006, we sold Phase II-IV of our Clinical business and closed our Interventional and Surgical Services (ISS) business, which were formerly included in the PCS segment. Accordingly, the assets and liabilities, operating results and cash flows, of these businesses are reported as discontinued operations for all periods presented.

        Operating results from discontinued operations are as follows:

	Fiscal Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007
Net sales	$—	$—	$599
Income (loss) from operations of discontinued businesses, before income taxes	5,655	122	267
Provision for income taxes	2,435	(302)	3,413

Income (loss) from operations of discontinued businesses, net of taxes	$3,220	$424	$(3,146)

        The net income from discontinued operations in 2009 of $3,220 represents a decrease in the loss recognized in 2006 from the sale of Phase II—IV of the Clinical Services business, net of applicable income tax. This resulted from our tax settlement with the IRS Appeals Division in the third quarter of 2009.

12. Subsequent Event

        In January 2010, we announced our decision to suspend operations at our PCS facility in Shrewsbury, Massachusetts, by the middle of 2010 when ongoing in-life studies will have been completed. We intend to resume operations when global preclinical market conditions improve and we require additional capacity. Suspension of operations at the facility is expected to reduce operating costs by approximately $20,000 in 2010, with an annualized run-rate of approximately $25,000. As a

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

12. Subsequent Event (Continued)

result of this decision, we expect to record charges of approximately $6,000, in 2010, for severance and related costs. We anticipate that suspension of operations will likely result in some loss of revenue in 2010, but expects to retain the majority of the business and provide the services at other PCS sites. At this time we do not anticipate an asset impairment on the facility.

        On January 27, 2010, we executed a fourth amendment to our $50,000 credit agreement to extend the maturity date to July 31, 2011.

        In accordance with applicable accounting standards relevant for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, we have evaluated subsequent events through the date these financial statements were issued, February 19, 2010.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

SUPPLEMENTARY DATA

Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 26, 2009
Total net sales	$301,526	$308,159	$297,485	$295,381
Gross profit	108,220	114,463	106,564	100,121
Operating income (loss)	39,893	50,662	44,447	31,924
Income from continuing operations, net of tax	24,869	33,655	33,540	17,318
Income (loss) from discontinued businesses, net of tax	—	—	3,451	(231)
Net income attributable to common shareowners	$25,405	$34,154	$37,313	$17,569
Earnings (loss) per common share
Basic
Continuing operations attributable to common shareowners	$0.39	$0.53	$0.52	$0.27
Discontinued operations attributable to common shareowners	—	—	0.05	—

Net income attributable to common shareowners	$0.39	$0.53	$0.57	$0.27
Diluted
Continuing operations attributable to common shareowners	$0.38	$0.52	$0.52	$0.27
Discontinued operations attributable to common shareowners	—	—	0.05	—

Net income attributable to common shareowners	$0.38	$0.52	$0.57	$0.27
Fiscal Year Ended December 27, 2008
Total net sales	$337,685	$352,134	$342,227	$311,447
Gross profit	130,377	137,987	130,270	112,075
Operating income (loss)	63,486	69,308	68,173	(650,836)
Income from continuing operations, net of tax	44,056	48,808	45,493	(663,973)
Income (loss) from discontinued businesses, net of tax	—	—	—	424
Net income attributable to common shareowners	$44,139	$49,066	$45,488	$(663,198)
Earnings (loss) per common share
Basic
Continuing operations attributable to common shareowners	$0.65	$0.73	$0.68	$(9.93)
Discontinued operations attributable to common shareowners	—	—	—	0.01

Net income attributable to common shareowners	$0.65	$0.73	$0.68	$(9.93)
Diluted
Continuing operations attributable to common shareowners	$0.63	$0.70	$0.64	$(9.93)
Discontinued operations attributable to common shareowners	—	—	—	0.01

Net income attributable to common shareowners	$0.63	$0.70	$0.64	$(9.93)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

SUPPLEMENTARY DATA

Quarterly Segment Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 26, 2009
Research Models and Services
Sales	$161,490	$165,682	$163,313	$169,444
Gross margin	68,313	71,206	68,623	70,528
Operating income	47,444	50,894	46,131	48,880
Depreciation and amortization	7,673	8,049	9,346	8,433
Capital expenditures	7,624	6,307	8,933	8,995
Preclinical Services
Sales	$140,036	$142,477	$134,172	$125,937
Gross margin	39,907	43,257	37,941	29,593
Operating income	10,546	16,336	10,044	201
Depreciation and amortization	14,297	14,851	15,492	15,412
Capital expenditures	17,001	14,130	9,532	7,490
Unallocated corporate overhead	$(18,097)	$(16,568)	$(11,728)	$(17,157)
Total
Sales	$301,526	$308,159	$297,485	$295,381
Gross margin	108,220	114,463	106,564	100,121
Operating income	39,893	50,662	44,447	31,924
Depreciation and amortization	21,970	22,900	24,838	23,845
Capital expenditures	24,625	20,437	18,465	16,485
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 27, 2008
Research Models and Services
Sales	$168,596	$172,848	$165,656	$152,841
Gross margin	76,256	76,429	70,813	61,141
Operating income	55,813	52,199	50,673	40,011
Depreciation and amortization	6,666	7,023	7,062	7,488
Capital expenditures	10,609	23,898	12,819	14,552
Preclinical Services
Sales	$169,089	$179,286	$176,571	$158,606
Gross margin	54,121	61,558	59,457	50,934
Operating income	23,268	28,849	30,390	(678,944)
Depreciation and amortization	15,681	16,012	15,913	15,445
Capital expenditures	30,021	41,055	33,824	33,080
Unallocated corporate overhead	$(15,595)	$(11,740)	$(12,890)	$(11,903)
Total
Sales	$337,685	$352,134	$342,227	$311,447
Gross margin	130,377	137,987	130,270	112,075
Operating income	63,486	69,308	68,173	(650,836)
Depreciation and amortization	22,347	23,035	22,975	22,933
Capital expenditures	40,630	64,953	46,643	47,632

Item 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934 (Exchange Act), the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of December 26, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in Internal Controls

        There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 26, 2009 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        None.

 PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

A.    Directors and Compliance with Section 16(a) of the Exchange Act

        The information required by this Item regarding the directors of the Company and compliance with Section 16(a) of the Exchange Act by the Company's officers and directors will be included in the 2010 Proxy Statement under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference thereto. The information required by this Item regarding the Company's corporate governance will be included in the 2010 Proxy Statement under the section captioned "Corporate Governance" and is incorporated herein by reference thereto.

B.    Executive Officers of the Company

        The information required by this Item regarding the executive officers of the Company is reported in Part I of this Form 10-K under the heading "Supplementary Item. Executive Officers of the Registrant pursuant to Instruction 3 to Item 401(b) of Regulation S-K."

C.    Audit Committee Financial Expert

        The information required by this Item regarding the audit committee of the Board of Directors and financial experts will be included in the 2010 Proxy Statement under the section captioned "The Board of Directors and its Committees—Audit Committee and Financial Experts" and is incorporated herein by reference thereto.

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

E.    Changes to Board Nomination Procedures

        Since December 2008, there have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Item 11.    Executive Compensation

        The information required by this Item will be included in the 2010 Proxy Statement under the sections captioned "Compensation Discussion and Analysis," "2009 Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation and Related Information" and "Report of Compensation Committee" and is incorporated herein by reference thereto.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will be included in the 2010 Proxy Statement under the sections captioned "Beneficial Ownership of Securities" and "Equity Compensation Plan Information" and is incorporated herein by reference thereto. See also Item 5. "Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance Under Equity Compensation Plans" for the disclosure required by Item 201(d) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item will be included in the 2010 Proxy Statement under the sections captioned "Related Person Transaction Policy" and "Corporate Governance—Director Qualification Standards; Director Independence" and is incorporated herein by reference thereto.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item will be included in the 2010 Proxy Statement under the section captioned "Statement of Fees Paid to Independent Registered Public Accounting Firm" and is incorporated herein by reference thereto.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Date: February 19, 2010	By:	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ JAMES C. FOSTER James C. Foster	President, Chief Executive Officer and Chairman	February 19, 2010
By:	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman	Corporate Executive Vice President and Chief Financial Officer	February 19, 2010
By:	/s/ NANCY T. CHANG Nancy T. Chang	Director	February 19, 2010
By:	/s/ STEPHEN D. CHUBB Stephen D. Chubb	Director	February 19, 2010
By:	/s/ GEORGE E. MASSARO George E. Massaro	Director	February 19, 2010
By:	/s/ DEBORAH KOCHEVAR Deborah Kochevar	Director	February 19, 2010
By:	/s/ GEORGE M. MILNE, JR. George M. Milne, Jr.	Director	February 19, 2010

Signatures		Title	Date

By:	/s/ C. RICHARD REESE C. Richard Reese	Director	February 19, 2010
By:	/s/ DOUGLAS E. ROGERS Douglas E. Rogers	Director	February 19, 2010
By:	/s/ SAMUEL O. THIER Samuel O. Thier	Director	February 19, 2010
By:	/s/ WILLIAM H. WALTRIP William H. Waltrip	Director	February 19, 2010

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Charles River Laboratories International, Inc. (Filed as Exhibit 3.1)(1)
3.2	Second Amended and Restated By-laws of Charles River Laboratories International, Inc. (Filed as Exhibit 3.2)(2)
4.1	Form of certificate representing shares of common stock, $0.01 par value per share. (Filed as Exhibit 4.1)(1)
4.2	Indenture dated June 12, 2006, among Charles River Laboratories International, Inc. and U.S. Bank National Association. (Filed as Exhibit 4.1)(3)
4.3	Form of 2.25% Convertible Senior Note due 2013. (Filed as Exhibit 4.2)(3)
10.1	Severance Agreement between Charles River Laboratories, Inc. and Real H. Renaud, dated January 20, 1992, amended December 15, 2008. (Filed as Exhibit 10.1)(4)+
10.2	1999 Charles River Laboratories Corporate Officer Separation Plan. (Filed as Exhibit 10.2)(4)+
10.3	Charles River Laboratories 1999 Management Incentive Plan. (Filed as Exhibit 10.6)(5)+
10.4	Charles River Laboratories 2000 Incentive Plan, as amended May 2005. (Filed as Exhibit 10.7)(5)+
10.5	Charles River Laboratories 2000 Incentive Plan Inland Revenue Approved Rules for UK Employees. (Filed as Exhibit 99.1)(6)+
10.7	Form of Change in Control Agreement. (Filed as Exhibit 10.7)(7)+
10.8	Executive Incentive Compensation Plan, as amended. (Filed as Exhibit 10.8)(7)+
10.9	Form of Stock Option Award Agreement under 2000 Incentive Plan. (Filed as Exhibit 10.3)(8)+
10.10	Form of Restricted Stock Award Agreement under 2000 Incentive Plan. (Filed as Exhibit 10.4)(8)+
10.11	Inveresk Research Group, Inc. 2002 Stock Option and Incentive Compensation Plan, as amended and restated as of May 4, 2004. (Filed as Exhibit 99.1)(9)+
10.12	Charles River Laboratories Executive Life Insurance/Supplemental Retirement Income Plan. (Filed as Exhibit 10.23)(10)+
10.13	Deferred Compensation Plan. (Filed as Exhibit 10.3)(7)+
10.14
Second Amended and Restated Credit Agreement, dated as of July 31, 2006, among Charles River Laboratories International, Inc., the Subsidiary Borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, Credit Suisse Securities (USA) LLC, as syndication agent, and Bank of America, N.A., Citizens Bank of Massachusetts and Wachovia Bank, National Association, as co-documentation agents. (Filed as Exhibit 10.1)(11)
10.15	Charles River Laboratories International, Inc. 2007 Incentive Plan. (Filed as Exhibit 10.1)(4)+
10.16	Form of Performance Award Agreement. (Filed as Exhibit 10.2)(12)+

Exhibit No.	Description
10.17	Form of Stock Option Award Agreement Under 2007 Incentive Plan. (Filed as Exhibit 10.17)(13)+
10.18	Form of Restricted Stock Award Agreement Under 2007 Incentive Plan. (Filed as Exhibit 10.18)(13)+
21.1*	Subsidiaries of Charles River Laboratories International, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.

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

(4)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, filed on May 6, 2009.

(5)
Previously filed as an exhibit to the Company's Annual Report on Form 10-K, filed on March 14, 2006.

(6)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, filed on November 5, 2001.

(7)
Previously filed as an exhibit to the Company's Annual Report on Form 10-K, filed on February 23, 2009.

(8)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, filed on November 1, 2004.

(9)
Previously filed as an exhibit to the Company's Registration Statement on Form S-8, filed on October 20, 2004.

(10)
Previously filed as an exhibit to the Company's Annual Report on Form 10-K, filed March 9, 2005.

(11)
Previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on August 2, 2006.

(12)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, filed on May 9, 2007.

(13)
Previously filed as an exhibit to the Company's Annual Report on Form 10-K, filed February 20, 2008.