Form 10-Q
period 2010-03-27
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2010-04-29
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2010
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

        As of April 15, 2010, there were 66,191,029 shares of the registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended March 27, 2010

Special Note on Factors Affecting Future Results

        This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on current expectations, estimates, forecasts, and projections about the industries in which Charles River operates and the beliefs and assumptions of our management. Words such as "expect," "anticipate," "target," "goal," "project," "intend," "plan," "believe," "seek," "estimate," "will," "likely," "may," "designed," "would," "future," "can," "could" and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on current expectations and beliefs of Charles River and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: future demand for drug discovery and development products and services, including the outsourcing of these services; present spending trends and other cost reduction activities by our customers (particularly in light of the challenging economic environment); future actions by our management; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of our revenues; our cost structure; the impact of acquisitions and dispositions; the timing of the opening of new and expanded facilities; our expectations with respect to sales growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (including without limitation our Sigma Six program, our ERP project, our sales force realignment, and the restructuring of our PCS segment); changes in our expectations regarding future stock option, restricted stock, and other equity grants to employees and directors; changes in our expectations regarding our stock repurchases; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our cash flow and liquidity. In addition, these statements include the impact of economic and market conditions on our customers; the effects of our 2009 and 2010 cost-saving actions and other actions designed to manage expenses, operating costs and capital spending and to streamline efficiency (including the expected impact of the suspension of our PCS Massachusetts operations); the timing of our repatriation of accumulated income earned outside the United States and the ability of Charles River to withstand the current market conditions. Furthermore, statements are based on current expectations and beliefs of Charles River and WuXi PharmaTech (Cayman) Inc. (WuXi) with respect to the proposed acquisition of WuXi by Charles River, and involve a number of risks and uncertainties that could cause actual results to differ materially from those stated or implied by the forward-looking statements. Those risks and uncertainties include, but are not limited to: 1) the possibility that the companies may be unable to obtain stockholder or regulatory approvals required for the combination; 2) problems may arise in successfully integrating the businesses of the two companies; 3) the acquisition may involve unexpected costs; 4) the combined company may be unable to achieve cost synergies; 5) the businesses may suffer as a result of uncertainty surrounding the acquisition; and 6) the industry may be subject to future regulatory or legislative actions and other risks that are described in Securities and Exchange Commission (SEC) reports filed or furnished by Charles River. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K for the year ended December 26, 2009 under the section entitled "Our Strategy," the section entitled "Risks Related to Our Business and Industry," the section of this Quarterly Report on Form 10-Q entitled "Management's Discussion and Analysis of

Financial Condition and Results of Operations" and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

Part I. Financial Information

Item 1.    Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 27, 2010	March 28, 2009
Net sales related to products	$121,051	$116,910
Net sales related to services	176,294	184,616

Total net sales	297,345	301,526
Costs and expenses
Cost of products sold	63,723	63,333
Cost of services provided	133,705	129,973
Selling, general and administrative	63,241	62,178
Amortization of intangibles	7,174	6,149

Operating income	29,502	39,893
Other income (expense)
Interest income	397	629
Interest expense	(6,007)	(5,233)
Other, net	(411)	(262)

Income before income taxes	23,481	35,027
Provision for income taxes	6,481	10,158

Net income	17,000	24,869
Less: Net loss attributable to noncontrolling interests	(382)	(536)

Net income attributable to common shareowners	$17,382	$25,405

Earnings (loss) per common share
Basic	$0.27	$0.39
Diluted	$0.26	$0.38

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands, except per share amounts)

	March 27, 2010	December 26, 2009
Assets
Current assets
Cash and cash equivalents	$222,199	$182,574
Trade receivables, net	219,676	196,947
Inventories	97,578	102,723
Other current assets	74,288	113,357

Total current assets	613,741	595,601
Property, plant and equipment, net	848,322	865,743
Goodwill, net	504,702	508,235
Other intangibles, net	151,830	160,292
Deferred tax asset	14,615	18,978
Other assets	53,661	55,244

Total assets	$2,186,871	$2,204,093

Liabilities and Equity
Current liabilities
Current portion of long-term debt and capital leases	$36,343	$35,413
Accounts payable	33,508	31,232
Accrued compensation	43,747	45,522
Deferred revenue	67,813	72,390
Accrued liabilities	49,034	49,997
Other current liabilities	16,773	15,219

Total current liabilities	247,218	249,773
Long-term debt and capital leases	437,911	457,419
Other long-term liabilities	118,054	123,077

Total liabilities	803,183	830,269
Commitments and contingencies
Shareowners' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 77,484,348 issued and 66,177,997 shares outstanding at March 27, 2010 and 77,106,847 issued and 65,877,218 shares outstanding at December 26, 2009	775	771
Capital in excess of par value	2,046,243	2,038,455
Accumulated deficit	(221,111)	(238,493)
Treasury stock, at cost, 11,306,351 shares and 11,229,629 shares at March 27, 2010 and December 26, 2009, respectively	(473,422)	(470,527)
Accumulated other comprehensive income	33,276	45,037

Total shareowners' equity	1,385,761	1,375,243

Noncontrolling interests	(2,073)	(1,419)

Total equity	1,383,688	1,373,824

Total liabilities and equity	$2,186,871	$2,204,093

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 27, 2010	March 28, 2009
Cash flows relating to operating activities
Net income	$17,000	$24,869
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	24,262	21,970
Non-cash compensation	6,904	5,669
Deferred tax	1,290	8,118
Other, net	5,030	4,328
Changes in assets and liabilities:
Trade receivables	(27,227)	(5,613)
Inventories	3,765	(2,397)
Other assets	(4,386)	(3,278)
Accounts payable	4,703	(2,898)
Accrued compensation	(749)	(12,404)
Deferred revenue	(4,577)	(3,006)
Accrued liabilities	1,163	(2,098)
Other liabilities	1,281	3,855

Net cash provided by operating activities	28,459	37,115

Cash flows relating to investing activities
Capital expenditures	(9,293)	(24,625)
Purchases of investments	(6,725)	(37,749)
Proceeds from sale of investments	50,151	—
Other, net	1,915	69

Net cash provided by (used in) investing activities	36,048	(62,305)

Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit	1,025	—
Payments on long-term debt, capital lease obligation and revolving credit agreement	(22,682)	(8,665)
Purchase of treasury stock	(2,895)	(29,571)
Other	1,314	7

Net cash used in financing activities	(23,238)	(38,229)

Effect of exchange rate changes on cash and cash equivalents	(1,644)	(9,940)

Net change in cash and cash equivalents	39,625	(73,359)
Cash and cash equivalents, beginning of period	182,574	243,592

Cash and cash equivalents, end of period	$222,199	$170,233

Supplemental cash flow information
Capitalized interest	$—	$824

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

(dollars in thousands)

	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Treasury Stock	Noncontrolling Interest
Balance at December 26 2009	$1,373,824	$(238,493)	$45,037	$771	$2,038,455	$(470,527)	$(1,419)
Components of comprehensive income, net of tax:
Net income	17,000	17,382	—	—	—	—	(382)
Foreign currency translation adjustment	(11,849)	—	(11,847)	—	—	—	(2)
Amortization of pension, net gain/loss and prior service cost	51	—	51	—	—	—	—
Unrealized loss on marketable securities	35	—	35	—	—	—	—

Total comprehensive income	$5,237	—	—	—	—	—	$(384)
Dividends paid noncontrolling interest	(270)	—	—	—	—	—	(270)
Tax detriment associated with stock issued under employee compensation plans	(264)	—	—	—	(264)	—	—
Issuance of stock under employee compensation plans	1,152	—	—	4	1,148	—	—
Acquisition of treasury shares	(2,895)	—	—	—	—	(2,895)	—
Stock-based compensation	6,904	—	—	—	6,904	—	—

Balance at March 27, 2010	$1,383,688	$(221,111)	$33,276	$775	$2,046,243	$(473,422)	$(2,073)

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1. Basis of Presentation

        The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to state fairly the financial position and results of operations of Charles River Laboratories International, Inc. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 26, 2009.

2. Restructuring and Contract Termination Costs

        We implemented headcount reductions to improve operating efficiency and profitability at various sites including Arkansas during 2009 and Shrewsbury, Massachusetts in the first quarter of 2010. As of March 27, 2010, $3,693 was included in accrued compensation and $1,451 in other long-term liabilities on our consolidated balance sheet related to these actions.

        During the first quarter of 2010, we recorded severance charges of $2,672 related to the suspension of operations at our Preclinical Services facility in Shrewsbury, Massachusetts of which $2,464 is included in cost of sales and $208 in selling, general and administrative expense. At this time we do not anticipate an asset impairment on the Shrewsbury facility. Additionally, we recorded an impairment related to our Arkansas facility by $986 in the quarter ending March 27, 2010.

	Quarter Ended
Severance and Retention Costs	March 27, 2010	March 28, 2009
Beginning balance	$4,496	$639
Expense	2,672	7,133
Payments/utilization	(2,023)	(1,892)

Ending balance	$5,145	$5,880

3. Supplemental Balance Sheet Information

        The composition of trade receivables is as follows:

	March 27, 2010	December 26, 2009
Customer receivables	$187,117	$169,354
Unbilled revenue	37,956	32,595

Total	225,073	201,949
Less allowance for doubtful accounts	(5,397)	(5,002)

Net trade receivables	$219,676	$196,947

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Supplemental Balance Sheet Information (Continued)

        The composition of inventories is as follows:

	March 27, 2010	December 26, 2009
Raw materials and supplies	$14,479	$15,262
Work in process	17,543	17,178
Finished products	65,556	70,283

Inventories	$97,578	$102,723

        The composition of other current assets is as follows:

	March 27, 2010	December 26, 2009
Prepaid assets	$25,639	$21,182
Deferred tax asset	23,781	21,654
Marketable securities	11,526	56,436
Prepaid income tax	12,890	13,846
Restricted cash	452	239

Other current assets	$74,288	$113,357

        The composition of net property, plant and equipment is as follows:

	March 27, 2010	December 26, 2009
Land	$39,468	$39,402
Buildings	749,024	755,607
Machinery and equipment	312,816	319,912
Leasehold improvements	39,324	38,853
Furniture and fixtures	11,443	11,455
Vehicles	5,492	5,595
Computer hardware and software	103,464	53,654
Construction in progress	41,920	86,272

Total	1,302,951	1,310,750
Less accumulated depreciation	(454,629)	(445,007)

Net property, plant and equipment	$848,322	$865,743

        Depreciation is calculated using a straight-line method based on estimated useful lives of the assets. Computer hardware and software is depreciated over 3 - 8 years. Depreciation expense for the three months ended March 27, 2010 and March 28, 2009 was $17,088 and $15,821, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Supplemental Balance Sheet Information (Continued)

        The composition of other assets is as follows:

	March 27, 2010	December 26, 2009
Deferred financing costs	$3,401	$3,679
Cash surrender value of life insurance policies	25,757	25,099
Long-term marketable securities	16,046	16,212
Other assets	8,457	10,254

Other assets	$53,661	$55,244

        The composition of other current liabilities is as follows:

	March 27, 2010	December 26, 2009
Accrued income taxes	$13,298	$13,623
Current deferred tax liability	1,093	1,174
Accrued interest and other	2,382	422

Other current liabilities	$16,773	$15,219

        The composition of other long-term liabilities is as follows:

	March 27, 2010	December 26, 2009
Deferred tax liability	$40,267	$42,867
Long-term pension liability	30,631	32,516
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	23,177	22,889
Other long-term liabilities	23,979	24,805

Other long-term liabilities	$118,054	$123,077

4. Marketable Securities

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	March 27, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$11,526	$—	$—	$11,526
Auction rate securities	$17,460	$—	$(1,414)	$16,046

	$28,986	$—	$(1,414)	$27,572

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

        As of March 27, 2010, we held $16,046 in auction rate securities which are variable rate debt instruments, which bear interest rates that reset approximately every 7 or 35 days. The auction rate securities owned were rated AAA by a major credit rating agency and are either commercially insured or guaranteed by the Federal Family Education Loan Program (FFELP). The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. We have classified these investments as long-term consistent with the term of the underlying security which are structured with short term interest rate reset dates of generally 7 or 35 days, but with contractual maturities that are long-term.

        Maturities of debt securities were as follows:

	March 27, 2010		December 26, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$11,526	$11,526	$9,022	$9,022
Due after one year through five years	—	—	—	—
Due after ten years	17,460	16,046	17,460	16,212

	$28,986	$27,572	$26,482	$25,234

5. Fair Value

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

        Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 27, 2010 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Time deposits	$—	$11,526	$—	$11,526
Auction rate securities	—	—	16,046	16,046
Fair value of life policies	—	20,604	—	20,604

Total assets	—	32,130	16,046	48,176

Contingent consideration	—	—	9,400	9,400

Total liabilities	—	—	9,400	9,400

	Fair Value Measurements at December 26, 2009 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Time deposits	—	9,022	—	9,022
Mutual funds	47,414	—	—	47,414
Auction rate securities	—	—	16,212	16,212
Fair value of life policies	—	20,032	—	20,032

Total assets	47,414	29,054	16,212	92,680

Contingent consideration	—	—	9,300	9,300

Total liabilities	$—	$—	$9,300	$9,300

        Descriptions of the valuation methodologies used for assets and liabilities measured at fair value are as follows:

  •
  Time deposits—Valued at their ending balances as reported by the financial institutions that hold our securities, which approximates fair value.

  •
  Auction rate securities—Valued at fair value by management in part utilizing an independent valuation reviewed by management which used pricing models and discounted cash flow methodologies incorporating assumptions that reflect the assumptions a marketplace participant would use at March 27, 2010.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

5. Fair Value (Continued)

  •
  Life policies—Valued at cash surrender value.

  •
  Contingent consideration—Consists of future payments based on certain agreed upon revenue and technical milestones valued using the income approach. Key assumptions included a discount rate of 18% and probability adjustments ranging from 60% to 85%.

        The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarters ended March 27, 2010 and March 28, 2009.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Quarter ended
Auction rate securities	March 27, 2010	March 28, 2009
Beginning balance	$16,212	$18,958
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in other income (expense)	—	—
Included in other comprehensive income	(166)	21
Purchases, issuances and settlements	—	—

Ending balance	$16,046	$18,979

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Quarter ended
Contingent Consideration	March 27, 2010	March 28, 2009
Beginning balance	$9,300	$—
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in other income (expense)	100	—
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—

Ending balance	$9,400	$—

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

6. Goodwill and Other Intangible Assets

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	March 27, 2010			December 26, 2009
	Gross Carrying Amount	Accumulated Amortization & Impairment loss	Net Amount	Gross Carrying Amount	Accumulated Amortization & Impairment loss	Net Amount
Goodwill	$1,217,484	$(712,782)	$504,702	$1,221,100	$(712,865)	$508,235

Other intangible assets not subject to amortization:
Research models	3,438	—	3,438	3,438	—	3,438
PCS in process R&D	14,000	—	14,000	14,000	—	14,000
Other intangible assets subject to amortization:
Backlog	2,836	(1,989)	847	2,961	(2,011)	950
Customer relationships	310,245	(179,001)	131,244	313,021	(173,707)	139,314
Customer contracts	15,259	(15,259)	—	15,259	(15,259)	—
Trademarks and trade names	5,081	(4,400)	681	5,081	(4,338)	743
Standard operating procedures	657	(647)	10	657	(643)	14
Other identifiable intangible assets	6,906	(5,296)	1,610	6,935	(5,102)	1,833

Total other intangible assets	$358,422	$(206,592)	$151,830	$361,352	$(201,060)	$160,292

        The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

		Adjustments to Goodwill
	Balance at December 26, 2009	Acquisitions	Foreign Exchange/ Other	Balance at March 27, 2010
Research Models and Services
Gross carrying amount	$58,734	$—	$(655)	$58,079
Accumulated amortization	(4,875)	—	83	(4,792)
Preclinical Services
Gross carrying amount	1,162,366		(2,961)	1,159,405
Accumulated impairment loss	(700,000)	—	—	(700,000)
Accumulated amortization	(7,990)	—	—	(7,990)
Total
Gross carrying amount	$1,221,100	$—	$(3,616)	$1,217,484
Accumulated impairment loss	(700,000)	—	—	(700,000)
Accumulated amortization	(12,865)	—	83	(12,782)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Long-Term Debt

Long-Term Debt

        Long-term debt consists of the following:

	March 27, 2010	December 26, 2009
2.25% Senior convertible debentures:
Principal	$349,995	$349,995
Unamortized debt discount	(45,464)	(48,597)

Net carrying amount of senior convertible debentures	304,531	301,398
Term loan facilities	91,799	100,433
Revolving credit facility	76,000	90,000
Other long-term debt, represents secured and unsecured promissory notes, interest rates ranging from 0% to 5.3% and 0% to 0.5% at March 27, 2010 and December 26, 2009, respectively, maturing between 2010 and 2012	1,763	792

Total debt	474,093	492,623
Capital leases	161	209

Total debt and capital leases	474,254	492,832
Less: current portion of long-term debt and capital leases	(36,343)	(35,413)

Long-term debt and capital leases	$437,911	$457,419

        The interest rates applicable to term loans and revolving loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio. Based on our leverage ratio, the margin range for LIBOR-based loans is 0.625% to 0.875%. As of March 27, 2010, the interest rate margin was 0.75%. The book value of our term and revolving loans approximates fair value.

        We pledged the stock of certain subsidiaries as well as certain U.S. assets for our credit agreements. In addition, credit agreements include certain customary representations and warranties, events of default, notice of material adverse change to our business and negative and affirmative covenants including the ratio of consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest expense, for any period of four consecutive fiscal quarters, of no less than 3.5 to 1.0 as well as the ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization for any period of four consecutive fiscal quarters, of no more than 3.0 to 1. As of March 27, 2010, we were compliant with all financial covenants specified in the credit agreement. We had $4,575 outstanding under letters of credit as of March 27, 2010.

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

        At March 27, 2010, the fair value of our outstanding Convertible Senior Notes was approximately $357,870 based on their quoted market value and no conversion triggers were met.

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

        As of March 27, 2010, $45,464 of debt discount remained and will be amortized over 13 quarters. As of March 27, 2010 and December 26, 2009, the equity component of our convertible debt was $88,492. Interest expense related to our convertible debt of $3,132 and $2,930 for the quarters ended March 27, 2010 and March 28, 2009, respectively yielding an effective interest rate of 6.93% on the liability component. In addition, $1,969 of contractual interest expense was recognized on our convertible debt during each of the quarters ended March 27, 2010 and March 28, 2009, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Long-Term Debt (Continued)

Capitalized interest related to the new accounting treatment for our 2013 Notes was $507 for the quarter ended March 28, 2009.

        Principal maturities of existing debt which excludes unamortized debt discount for the periods set forth in the table below are as follows:

Twelve months ending
March 2011	$36,283
March 2012	133,280
March 2013	—
March 2014	349,994
March 2015	—

Total	$519,557

        We have capital leases for equipment. These leases are capitalized using interest rates considered appropriate at the inception of each lease. Capital lease obligations amounted to $161 and $210 at March 27, 2010 and December 26, 2009, respectively.

8. Equity

Earnings (Loss) per Share

        Basic earnings per share for the three months ended March 27, 2010 and March 28, 2009 were computed by dividing earnings available to common shareowners for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for the three months ended March 27, 2010 and March 28, 2009 has been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.

        Options to purchase 4,434,498 shares and 6,316,084 shares were outstanding at March 27, 2010 and March 28, 2009, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

        Basic weighted average shares outstanding for the three months ended March 27, 2010 and March 28, 2009 excluded the weighted average impact of 1,002,336 and 1,042,659, respectively, of non-vested fixed restricted stock awards.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Equity (Continued)

        The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings (loss) per share:

	Three Months Ended
	March 27, 2010	March 28, 2009
Numerator:
Net income attributable to common shareowners	$17,382	$25,405

Denominator:
Weighted average shares outstanding—Basic	65,124,451	65,889,835
Effect of dilutive securities:
Stock options and contingently issued restricted stock	700,211	126,896
Warrants	—	3,351

Weighted average shares outstanding—Diluted	65,824,662	66,020,082

Basic earnings per share	$0.27	$0.39
Diluted earnings per share	$0.26	$0.38

Treasury Shares

        The Board of Directors has authorized a share repurchase program to acquire up to a total of $600,000 of common stock. The program does not have a fixed expiration date. In order to facilitate these share repurchases, we entered into Rule 10b5-1 Purchase Plans. As of March 27, 2010, approximately $144,753 remains authorized for share repurchases.

        Share repurchases made during the three months ended March 27, 2010 and March 28, 2009 as part of the share repurchase program were as follows:

	Three Months Ended
	March 27, 2010	March 28, 2009
Number of shares of common stock repurchased	—	1,085,000
Total cost of repurchase	$—	$28,385

        Additionally, our 2000 Incentive Plan and 2007 Incentive Plan permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the quarters ended March 27, 2010 and March 28, 2009, we acquired 76,722 shares for $2,895 and 55,488 shares for $1,405, respectively, as a result of such withholdings.

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

        A summary of the changes in equity for the quarters ended March 27, 2010 and March 28, 2009 is provided below:

	Quarter Ended
	March 27, 2010			March 28, 2009
	Shareowners' Equity	Noncontrolling Interest	Total Equity	Shareowners' Equity	Noncontrolling Interest	Total Equity
Equity, beginning of the period	1,375,243	(1,419)	1,373,824	1,241,286	422	1,241,708
Components of comprehensive income, net of tax:
Net income	17,382	(382)	17,000	25,405	(536)	24,869
Foreign currency translation adjustment	(11,847)	(2)	(11,849)	(22,967)	(2)	(22,969)
Amortization of pension, net gain/loss and prior service cost	51	—	51	359	—	359
Unrealized loss on marketable securities	35	—	35	21	—	21

Total comprehensive income	5,621	(384)	5,237	2,818	(538)	2,280
Dividends paid noncontrolling interest	—	(270)	(270)
Tax detriment associated with stock issued under employee compensation plans	(264)	—	(264)	(1,836)	—	(1,836)
Issuance of stock under employee compensation plans	1,152	—	1,152	7	—	7
Acquisition of treasury shares	(2,895)	—	(2,895)	(29,790)	—	(29,790)
Stock-based compensation	6,904	—	6,904	5,669	—	5,669

Equity, end of the period	$1,385,761	$(2,073)	$1,383,688	$1,218,154	$(116)	$1,218,038

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Income Taxes

        The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statements of operations:

	Three Months Ended
	March 27, 2010	March 28, 2009
Income before income taxes	$23,481	$35,027
Effective tax rate	27.6%	29.0%
Provision for income taxes	$6,481	$10,158

        Our overall effective tax rate was 27.6% in the first quarter of 2010 and 29.0% in the first quarter of 2009. The decrease from the 29.0% effective tax rate in the first quarter of 2009 is primarily attributable to a change in mix of earnings and an increase in Canadian investment tax credits.

        During the first quarter of 2010, our unrecognized tax benefits recorded increased by $22 to $21,411 primarily due to ongoing evaluation of uncertain tax positions in the current and prior periods partially offset by foreign exchange movement. The amount of unrecognized tax benefits that would impact the effective tax rate favorably if recognized was $17,093 and $17,313 as of March 27, 2010 and December 26, 2009, respectively. The $220 decline was primarily due to foreign exchange movement. Additionally, accrued interest related to unrecognized tax benefits increased by $177 to $1,866 during the first quarter of 2010 due to ongoing evaluation of uncertain tax positions.

        We conduct business in a number of tax jurisdictions. As a result, we are subject to tax audits on a regular basis including, but not limited to, such major jurisdictions as the United States, the United Kingdom, Germany and Canada. With few exceptions, we are no longer subject to U.S. and international income tax examinations for years before 2003.

        We and certain of our subsidiaries are currently under audit by the German Tax Office and various state tax authorities. Additionally, we are challenging the reassessments received by the Canada Revenue Agency ("CRA") with respect to the Scientific Research and Experimental Development credits claimed in 2003 and 2004 by our Canadian Preclinical Services subsidiary. During Q4 of 2009 and Q1 of 2010, we filed Notices of Appeal with the Tax Court of Canada ("TCC") to contest the notices of reassessment received by the CRA. The TCC filed their responses to our Notices of Appeal and we will respond accordingly in Q2 of 2010. In a related development, we received Notices of Reassessment from the Minister of Revenue of Quebec ("MRQ") provincial tax authorities with respect to the Quebec Research and Development tax credit. Given that the MRQ based their reassessment on the CRA's findings, we intend to formally file Notices of Objection with the MRQ in Q2 of 2010. We disagree with the positions taken by the CRA and MRQ with regards to the credits claimed. We believe that it is reasonably possible that this matter will be settled within the next twelve months. We do not believe that resolution of this matter will have a material impact on our financial position or results of operations. However, pending resolution of the reassessments in Tax Court, it is possible that the CRA and MRQ will propose similar adjustments for later years.

        During the first quarter of 2010, there has been no change in the status of the ongoing examination by the German Tax Office.

        The Company believes it has appropriately provided for all unrecognized tax benefits.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

10. Employee Benefits

        The following table provides the components of net periodic benefit cost for our defined benefit plans:

	Pension Benefits		Supplemental Retirement Benefits
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Service cost	$2,323	$2,175	$149	$237
Interest cost	3,248	2,682	335	470
Expected return on plan assets	(3,675)	(2,729)	—	—
Amortization of prior service cost	(134)	(132)	125	124
Amortization of net loss	198	414	38	77

Net periodic benefit cost	1,960	$2,410	$647	$908

        We contributed $2,066 and $1,535 to our pension plans during the three months ended March 27, 2010 and March 28, 2009, respectively. During 2010, we expect to contribute a total of $20,009 to our plans.

11. Stock-Based Compensation

        The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. The following table presents stock-based compensation included in our consolidated statement of income:

	March 27, 2010	March 28, 2009
Stock-based compensation expense in:
Cost of sales	$2,007	$1,624
Selling and administration	4,897	3,950

Income from continuing operations, before income taxes	6,904	5,574
Provision for income taxes	(2,495)	(1,975)

Net income attributable to common shareowners	$4,409	$3,599

        We did not capitalize any stock-based compensation related costs for the quarters ended March 27, 2010 and March 28, 2009.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

11. Stock-Based Compensation (Continued)

        The fair value of stock-based awards granted during the first quarters of 2010 and 2009 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	March 27, 2010	March 28, 2009
Expected life (in years)	4.5	4.5
Expected volatility	28.5%	25%
Risk-free interest rate	2.33%	1.85%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$10.57	$6.03

Stock Options

        The following table summarizes the stock option activity in the equity incentive plans for the quarter ended March 27, 2010:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 26, 2009	6,216,943	$37.67
Options granted	1,244,320	$37.92
Options exercised	(43,277)	$26.63
Options canceled	(103,632)	$45.45
Options outstanding as of March 27, 2010	7,314,354	$37.67	4.98 years	$38,419

Options exercisable as of March 27, 2010	3,753,439	$40.63	4.04 years	$13,992

        As of March 27, 2010, the unrecognized compensation cost related to 3,311,651 unvested stock options expected to vest was $27,985. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 35 months.

        The total intrinsic value of options exercised during the three months ending March 27, 2010 and March 28, 2009 was $488 and $7, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price. The total amount of cash received from the exercise of options during the three months ended March 27, 2010 and March 28, 2009 was $1,152 and $7, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $139 and $1 for the three months ending March 27, 2010 and March 28, 2009, respectively.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

11. Stock-Based Compensation (Continued)

        The following table summarizes the restricted stock activity for the quarter ended March 27, 2010:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding December 26, 2009	896,393	$36.45
Granted	345,600	$37.92
Vested	(235,858)	$38.60
Canceled	(3,799)	$38.67

Outstanding March 27, 2010	1,002,336	$36.44

        As of March 27, 2010, the unrecognized compensation cost related to 932,172 shares of unvested restricted stock expected to vest was $31,237. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 34 months. The total fair value of restricted stock grants that vested during the three months ending March 27, 2010 and March 28, 2009 was $9,104 and $8,992, respectively.

Performance Based Stock Award Program

        During the three months ending March 27, 2010 and March 28, 2009, compensation expense of $75 and $95, respectively, was recorded associated with performance based stock awards.

12. Commitments and Contingencies

        Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against us. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect our consolidated financial statements.

13. Business Segment Information

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

13. Business Segment Information (Continued)

        The following table presents sales to unaffiliated customers and other financial information by product line segment.

	Three Months Ended
	March 27, 2010	March 28, 2009
Research Models and Services
Net sales	$172,205	$161,490
Gross margin	74,279	68,313
Operating income	49,984	47,444
Depreciation and amortization	9,721	7,673
Capital expenditures	4,960	7,624
Preclinical Services
Net sales	$125,140	$140,036
Gross margin	25,638	39,907
Operating income	(263)	10,546
Depreciation and amortization	14,541	14,297
Capital expenditures	4,333	17,001

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended
	March 27, 2010	March 28, 2009
Total segment operating income	$49,721	$57,990
Unallocated corporate overhead	(20,219)	(18,097)

Consolidated operating income	$29,502	$39,893

        A summary of unallocated corporate overhead consists of the following:

	Three Months Ended
	March 27, 2010	March 28, 2009
Stock-based compensation expense	$3,037	$2,694
U.S. retirement plans	1,018	1,445
Audit, tax and related expenses	713	707
Salary and bonus	5,104	4,833
Global IT	3,226	2,492
Employee health and fringe cost	1,764	2,088
Consulting and outside services	321	327
Severance	15	1,648
Transaction (acquisition/disposition) costs	116	326
Other general unallocated corporate expenses	4,905	1,537

	$20,219	$18,097

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

14. Recently Issued Accounting Standards

        Effective December 27, 2009, we adopted an accounting standard update which addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this update addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The adoption of this update did not have an impact on our consolidated financial statements.

        Effective December 27, 2009, we adopted a new accounting standard to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This standard replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The amendments in this standard also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this update did not have an impact on our consolidated financial statements.

        Effective December 27, 2009, we adopted a new accounting standard for transfers of financial assets to improve the information an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. The adoption of this update did not have an impact on our consolidated financial statements.

        In January 2010, the FASB issued an accounting standard update to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This update was effective for us on December 27, 2009 and had no impact on our consolidated financial statements.

        In January 2010, the FASB issued an accounting standard update to address accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary. This update was effective for us on December 27, 2009 and had no impact on our consolidated financial statements.

        In January 2010, the FASB issued an accounting standard update that requires new disclosures related to fair value measurements. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), an entity should present separately information about purchases, sales,

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

14. Recently Issued Accounting Standards (Continued)

issuances and settlements on a gross basis rather than as one net number. This update also clarifies existing disclosures by requiring fair value measurement disclosures for each class of assets and liabilities as well as disclosures about inputs and valuation techniques for fair value measurements that fall into Level 2 or Level 3. This update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plans that changes the terminology from major categories of assets to classes of assets. This update was effective for us on December 27, 2009 and will increase the fair value disclosures made in our consolidated financial statements.

        In February 2010, the FASB issued an accounting standard update to eliminate inconsistencies and outdated provisions in U.S. GAAP and provided needed clarifications. The clarification of guidance on embedded derivatives and hedging was effective for us on December 27, 2009 and had no impact on our consolidated financial statements. The amendments to guidance on accounting for income taxes in a reorganization was effective for reorganizations on or after December 28, 2008 and had no impact on our consolidated financial statements. All other amendments are effective as of March 28, 2010 and will not impact our consolidated financial statements.

        In February 2010, the FASB issued an accounting standard update to amend required subsequent events disclosure and eliminate potential conflict with SEC guidance. Specifically an entity that is an SEC filer is no longer required to disclose the date through which subsequent events have been evaluated. This update was effective for us on December 27, 2009 and will affect our subsequent events disclosures, if any, in our consolidated financial statements.

        In February 2010, the FASB issued an accounting standard update to defer consolidation requirements for an entity's interest in an investment company. This update was effective for us on December 27, 2009 and had no impact on our consolidated financial statements.

        In March 2010, the FASB issued an accounting standard update for entities that enter into contracts containing an embedded credit derivative feature. This update is effective for us on June 27, 2010 and is not expected to have an impact on our consolidated financial statements.

15. Subsequent Events

        On April 26, 2010, we entered into a definitive agreement (Acquisition Agreement) with WuXi PharmaTech (Cayman) Inc. (WuXi). WuXi is a leading drug research and development outsourcing company with expertise in integrated medicinal chemistry and with operations in China and the United States. Under the terms of the Acquisition Agreement, WuXi stockholders will receive $11.25 in cash and $10.00 of Charles River common stock determined by dividing $10.00 by the weighted average Charles River common stock closing price for the 20-day trading period ending on the second business day prior to closing. However, if the Charles River Average Price is equal to or greater than $43.1726, then the exchange ratio will be fixed at 0.2316, and if the Charles River Average Price is equal to or less than $37.1486, then the exchange ratio will be fixed at 0.2692. Each WuXi ADS trading on the NYSE represents eight (8) WuXi ordinary shares. The exchange of WuXi shares for cash and Charles River shares is expected to be taxable to WuXi's shareholders under U.S. tax law.

        Charles River intends to finance the cash portion of the transaction through balance sheet cash on hand and new debt financing. Charles River has received a financing commitment for a $1,250,000 credit facility from J.P. Morgan Chase and Bank of America Merrill Lynch.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

15. Subsequent Events (Continued)

        The transaction is subject to approval by each company's stockholders and the satisfaction of customary closing conditions and regulatory approvals. Subject to the satisfaction of these conditions, the companies anticipate completing the transaction by the fourth quarter of 2010.

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

        As expected, our first quarter sales in 2010 were negatively impacted by an assortment of market factors which existed in prior years. These market factors, which generally became less intense in the first quarter of 2010, include: continued measured spending by major pharmaceutical and biotechnology companies due to the impact of the slower economy and world wide credit crisis; significant impact from the earlier consolidations in the pharmaceutical and biotechnology industry; study slippage and delays in customer decisions and commitments; tight cost constraints and recognition of excess preclinical capacity within our industry which resulted in pricing pressure; a focus on late-stage (human) testing as customers endeavor to bring drugs to market; and pending healthcare reform initiatives. All of these ongoing factors contributed to demand uncertainty and impacted sales in 2010. As we look forward, we anticipate market demand, particularly for Preclinical Services, will begin to ramp up slowly beginning in the second quarter of 2010 as evidenced by increased study inquiries along with the stable but lower than historical pricing environment in the first quarter of 2010. As our customers reinvigorate their drug development efforts and continue to employ methods to improve the effectiveness and cost efficiency of their drug development pipelines, as well as complete consolidations, we believe they will increase their focus on strategic outsourcing, which will drive demand for the services we provide. We believe that the long-term drivers for our business as a whole will primarily emerge from our customers' continued demand for research models and services and regulatory compliant preclinical services, which are essential to the drug development process. During this period of market uncertainty, we aligned our organization to support market requirements and continue to exercise tight control of discretionary spending. During 2010 we completed the sales and marketing reorganization and continue our process improvement initiatives including the Lean Six Sigma program to drive further efficiencies in our organization and the ongoing roll out of our ERP system at the beginning of 2010. Our decision to suspend operations at our Preclinical Services (PCS) facility in Shrewsbury, Massachusetts during 2010 will result in a leaner infrastructure while providing sufficient capacity and flexibility to accommodate customer demand in the future. As a result of our decision to suspend operations in Shrewsbury, we recorded a charge for severance costs of $2.7 million in the first quarter of 2010.

        On April 26, 2010, we entered into a definitive agreement (Acquisition Agreement) with WuXi PharmaTech (Cayman) Inc. (WuXi). WuXi is a leading drug research and development outsourcing company with expertise in integrated medicinal chemistry and with operations in China and the United States. Under the terms of the Acquisition Agreement, WuXi stockholders will receive $11.25 in cash and $10.00 of Charles River common stock determined by dividing $10.00 by the weighted average Charles River common stock closing price for the 20-day trading period ending on the second business day prior to closing. However, if the Charles River Average Price is equal to or greater than $43.1726, then the exchange ratio will be fixed at 0.2316, and if the Charles River Average Price is equal to or less than $37.1486, then the exchange ratio will be fixed at 0.2692. Each WuXi ADS trading on the NYSE represents eight (8) WuXi ordinary shares. The exchange of WuXi shares for cash and Charles River shares is expected to be taxable to WuXi's shareholders under U.S. tax law.

        Charles River intends to finance the cash portion of the transaction through balance sheet cash on hand and new debt financing. Charles River has received a financing commitment for a $1,250,000 credit facility from J.P. Morgan Chase and Bank of America Merrill Lynch.

        The transaction is subject to approval by each company's stockholders and the satisfaction of customary closing conditions and regulatory approvals. Subject to the satisfaction of these conditions, the companies anticipate completing the transaction by the fourth quarter of 2010.

        Total net sales during the first quarter of 2010 were $297.3 million, a decrease of 1.4% over the same period last year. The sales decrease was the result of slower demand for PCS and Research Models and Services (RMS), due to reduced biopharmaceutical spending partially offset by foreign exchange and the impact of the acquisitions in 2009. The effect of foreign currency translation increased sales by 3.4%. Our gross margin decreased to 33.6% of net sales, compared to 35.9% of net sales for the first quarter of 2009, due primarily to the impact of our lower sales and severance costs. Our operating income for the first quarter of 2010 was $29.5 million compared to $39.9 million for the first quarter of 2009, a decrease of 26.0%. The operating margin was 9.9% for the first quarter of 2010, compared to 13.2% for the first quarter of 2009.

        Our net income attributable to common shareholders was $17.4 million for the three months ended March 27, 2010, compared to $25.4 million for the three months ended March 28, 2009. Diluted earnings per share for the first quarter of 2010 were $0.26, compared to $0.38 for the first quarter of 2009.

        We report two segments: RMS and PCS, which reflect the manner in which our operating units are managed.

        Our RMS segment, which represented 57.9% of net sales in the first quarter of 2010, includes sales of research models, genetically engineered models and services (GEMS), research animal diagnostics, discovery and imaging services, consulting and staffing services, vaccine support and In Vitro. Net sales for this segment increased 6.6% compared to the first quarter of 2009, due to the addition of Cerebricon, PRC and Medical Supply Company, which we acquired in 2009 in addition to favorable foreign currency translation of 2.9% partially offset by reduced biopharmaceutical spending. We experienced an increase in the RMS gross margin (to 43.1% from 42.3%), due mainly to fixed costs with increased sales. However, we experienced a decrease in the RMS operating margin (to 29.0% from 29.4%), due mainly to higher selling, general and administrative expenses along with higher amortization partially offset by favorable cost of goods sold.

        Our PCS segment, which represented 42.1% of net sales in the first quarter of 2010, includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical, bioanalysis, pharmacokinetics and drug metabolism services as well as Phase I clinical trials. Sales for this segment decreased 10.6% over the first quarter of 2009. The sales decrease was driven by reduced biopharmaceutical spending, partially offset by favorable foreign currency translation which increased sales by 3.9%. We experienced decreases in both the PCS gross margin and operating margin (to 20.5% from 28.5% and to -0.2% from 7.5%, respectively), mainly as a result of a greater proportion of short term as well as less complex studies which resulted in unfavorable mix and the continued impact of lower prices partially offset by cost savings actions.

        Corporate headquarter costs were $20.2 million for the three months ended March 27, 2010, an increase of $2.1 million from $18.1 for the three months ended March 28, 2009. The increase is mainly due to increased costs due to the roll out of our ERP system.

Net income attributable to common shareowners

        Net income attributable to common shareowners for 2010 was $17.4 million compared to $25.4 million in 2009.

Three Months Ended March 27, 2010 Compared to Three Months Ended March 28, 2009

        Net Sales.    Net sales for the three months ended March 27, 2010 were $297.3 million, a decrease of $4.2 million, or 1.4%, from $301.5 million for the three months ended March 28, 2009.

        Research Models and Services.    For the three months ended March 27, 2010, net sales for our RMS segment were $172.2 million, a increase of $10.7 million, or 6.6%, from $161.5 million for the three months ended March 28, 2009, due to the acquisition of Cerebricon, PRC and Medical Supply Company during 2009 in addition to favorable foreign currency translation of 2.9% partially offset by lower model sales.

        Preclinical Services.    For the three months ended March 27, 2010, net sales from our PCS segment were $125.1 million, a decrease of $14.9 million, or 10.6%, from $140.0 million for the three months ended March 28, 2009. The decrease in PCS sales was primarily due to slower demand for preclinical services as well as a greater proportion of short term as well as less complex studies, partially offset by favorable foreign currency translation which increased our net sales by 3.9%.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided during the first quarter of 2010 was $197.4 million, an increase of $4.1 million, or 2.1%, from $193.3 million during the first quarter of 2009. Cost of products sold and services provided during the three months ended March 27, 2010 was 66.4% of net sales, compared to 64.1% during the three months ended March 28, 2009.

        Research Models and Services.    Cost of products sold and services provided for RMS during the first quarter of 2010 was $97.9 million, an increase of $4.7 million, or 5.1%, compared to $93.2 million in 2009. Cost of products sold and services provided for the three months ended March 27, 2010 decreased to 56.9% of net sales compared to 57.7% of net sales for the three months ended March 28, 2009. The decrease in cost as a percentage of sales was due to fixed costs with increased sales.

        Preclinical Services.    Cost of services provided for the PCS segment during the first quarter of 2010 was $99.5 million, a decrease of $0.6 million, or 0.6%, compared to $100.1 million in 2009. Cost of products sold and services provided as a percentage of net sales was 79.5% during the three months ended March 27, 2010, compared to 71.5% for the three months ended March 28, 2009. The increase in cost of products sold and services provided as a percentage of net sales was primarily due to a greater proportion of short term as well as less complex studies which resulted in unfavorable mix and the continued impact of lower prices partially offset by cost savings actions.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended March 27, 2010 were $63.2 million, an increase of $1.0 million, or 1.7%, from $62.2 million for the three months ended March 28, 2009. Selling, general and administrative expenses during the first quarter of 2010 were 21.3% of net sales compared to 20.6% of net sales during the first quarter of 2009.

        Research Models and Services.    Selling, general and administrative expenses for RMS for the first quarter of 2010 were $21.9 million, an increase of $2.0 million, or 9.6%, compared to $19.9 million in

2009. Selling, general and administrative expenses increased as a percentage of sales to 12.7% for the three months ended March 27, 2010 from 12.4% for the three months ended March 28, 2009. The increase in selling, general and administrative expenses as a percent of sales was primarily due to the reinstatement of wage increases and incentive payout for RMS management coupled with larger allocations of corporate Marketing and IT costs.

        Preclinical Services.    Selling, general and administrative expenses for the PCS segment during the first quarter of 2010 were $21.1 million, a decrease of $3.1 million, or 12.3%, compared to $24.2 million during the first quarter of 2009. Selling, general and administrative expenses for the three months ended March 27, 2010 decreased to 16.9% of net sales, compared to 17.2% of net sales for the three months ended March 28, 2009. The decrease in selling, general and administrative expenses as a percent of sales was primarily due to the closure of Phase I Scotland and Arkansas along with reduced severance costs in 2010.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various costs primarily related to activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions was $20.2 million during the three months ended March 27, 2010, compared to $18.1 million during the three months ended March 28, 2009. The increase was due primarily to ERP related costs.

        Amortization of Other Intangibles.    Amortization of other intangibles for the three months ended March 27, 2010 was $7.2 million, an increase of $1.1 million, from $6.1 million for the three months ended March 28, 2009. Amortization expense increased as a percentage of sales to 2.4% for the three months ended March 27, 2010 from 2.0% for the three months ended March 28, 2009.

        Research Models and Services.    In the first quarter of 2010, amortization of other intangibles for our RMS segment was $2.4 million, an increase of $1.5 million from $0.9 million in the first quarter of 2009. Amortization expense increased as a percentage of sales to 1.4% for the three months ended March 27, 2010 from 0.5% for the three months ended March 28, 2009 due to the acquisition of Cerebricon, PRC and Medical Supply Company in 2009.

        Preclinical Services.    For the three months ended March 27, 2010, amortization of other intangibles for our PCS segment was $4.8 million, a decrease of $0.4 million from $5.2 million for the three months ended March 28, 2009.

        Operating Income.    Operating income for the quarter ended March 27, 2010 was $29.5 million, a decrease of $10.4 million, or 26.0%, from $39.9 million for the quarter ended March 28, 2009. Operating income as a percentage of net sales for the three months ended March 27, 2010 was 9.9% compared to 13.2% for the three months ended March 28, 2009.

        Research Models and Services.    For the first quarter of 2010, operating income for our RMS segment was $50.0 million, an increase of $2.5 million, or 5.4%, from $47.5 million in 2009. Operating income as a percentage of net sales for the three months ended March 27, 2010 was 29.0%, compared to 29.4% for the three months ended March 28, 2009. The decrease in operating income as a percent to sales was primarily due to higher selling, general and administrative expenses along with higher amortization partially offset by favorable cost of goods sold.

        Preclinical Services.    For the three months ended March 27, 2010, operating loss for our PCS segment was $0.3 million, a decrease of $10.8 million, or 102.5%, from $10.5 million of operating income for the three months ended March 28, 2009. Operating income as a percentage of net sales decreased to (0.2)% compared to 7.5% of net sales in 2009. The decrease in operating income as a percentage of net sales was primarily due to lower model sales resulting in unfavorable capacity utilization.

        Interest Expense.    Interest expense for the first quarter of 2010 was $6.0 million compared to $5.2 million during the first quarter of 2009 due mainly to less capitalized interest.

        Interest Income.    Interest income for the first quarter of 2010 was $0.4 million, compared to $0.6 million during the first quarter of 2009 due primarily to lower interest rates.

        Income Taxes.    Income tax expense for the three months ended March 27, 2010 was $6.5 million, a decrease of $3.7 million compared to $10.2 million for the three months ended March 28, 2009. Our effective tax rate was 27.6% for the first quarter of 2010, compared to 29.0% for the first quarter of 2009. The decrease in the effective tax rate in the first quarter of 2010 is primarily due to a change in mix of earnings and an increase in Canadian investment tax credits.

        Net income attributable to common shareowners.    Net income attributable to common shareowners for the quarter ended March 27, 2010 was $17.4 million, a decrease of $8.0 million from $25.4 million for the quarter ended March 28, 2009.

Liquidity and Capital Resources

        The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our condensed consolidated statements of cash flows.

        Our principal sources of liquidity have been our cash flow from operations, our marketable securities and our revolving line of credit arrangements.

        As of March 27, 2010, we had $27.6 million in marketable securities with $11.5 million in time deposits and $16.0 million in auction rate securities rated AAA by a major credit rating agency. Our auction rate securities are guaranteed by U.S. federal agencies. The current overall credit concerns in the capital markets as well as the failed auction status of these securities have impacted our ability to liquidate our auction rate securities. If the auctions for the securities we own continue to fail, the investment may not be readily convertible to cash until a future auction of these investments is successful. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

        In 2006, we issued $350.0 million of 2.25% Convertible Senior Notes (the 2013 Notes) due in 2013. At March 27, 2010, the fair value of our outstanding 2013 Notes was approximately $357.9 million based on their quoted market value. During the first quarter of 2010, no conversion triggers were met.

        Cash and cash equivalents totaled $222.2 million at March 27, 2010, compared to $182.6 million at December 26, 2009.

        Net cash provided by operating activities for the three months ending March 27, 2010 and March 28, 2009 was $28.5 million and $37.1 million, respectively. The decrease in cash provided by operations was primarily due to changes in accounts receivable and lower earnings. Our days sales outstanding (DSO) increased to 46 days as of March 27, 2010 compared to 43 days as of December 26, 2009, and 39 days as of March 28, 2009. The increase in our DSO was primarily driven by slower collections and decreased deferred revenue. Our DSO includes deferred revenue as an offset to accounts receivable in the calculation.

        Net cash provided by (used in) investing activities for the three months ending March 27, 2010 and March 28, 2009 was $36.0 million and $(62.3) million, respectively. Our capital expenditures during the first quarter of 2010 were $9.3 million, of which $5.0 million was related to RMS and $4.3 million to PCS. For 2010, we project capital expenditures to be in the range of $60-$70 million. We anticipate that future capital expenditures will be funded by operating activities, marketable securities and existing credit facilities. During the first quarter of 2010, we sold $50.2 million of marketable securities.

        Net cash used in financing activities for the three months ending March 27, 2010 and March 28, 2009 was $23.2 million and $38.2 million, respectively. Payments and long-term debt and the long-term credit agreement were $22.7 million and $8.7 million for the three months ended March 27, 2010 and March 28, 2009, respectively. During the first quarter of 2010, we purchased $2.9 million of treasury stock.

New Accounting Pronouncements

        Effective December 27, 2009, we adopted an accounting standard update which addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this update addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The adoption of this update did not have an impact on our consolidated financial statements.

        Effective December 27, 2009, we adopted a new accounting standard to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This standard replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this standard also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this update did not have an impact on our consolidated financial statements.

        Effective December 27, 2009, we adopted a new accounting standard for transfers of financial assets to improve the information an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. The adoption of this update did not have an impact on our consolidated financial statements.

        In January 2010, the FASB issued an accounting standard update to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This update was effective for us on December 27, 2009 and had no impact on our consolidated financial statements.

        In January 2010, the FASB issued an accounting standard update to address accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary. This update was effective for us on December 27, 2009 and had no impact on our consolidated financial statements.

        In January 2010, the FASB issued an accounting standard update that requires new disclosures related to fair value measurements. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), an entity should present separately information about purchases, sales, issuances and settlements on a gross basis rather than as one net number. This update also clarifies existing disclosures by requiring fair value measurement disclosures for each class of assets and liabilities as well as disclosures about inputs and valuation techniques for fair value measurements that fall into Level 2 or Level 3. This update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plans that changes the terminology from major categories of assets to classes of assets. This update was effective for us on December 27, 2009 and will increase the fair value disclosures made in our consolidated financial statements.

        In February 2010, the FASB issued an accounting standard update to eliminate inconsistencies and outdated provisions in U.S. GAAP and provided needed clarifications. The clarification of guidance on embedded derivatives and hedging was effective for us on December 27, 2009 and had no impact on our consolidated financial statements. The amendments to guidance on accounting for income taxes in a reorganization was effective for reorganizations on or after December 28, 2008 and had no impact on our consolidated financial statements. All other amendments are effective as of March 28, 2010 and will not impact our consolidated financial statements.

        In February 2010, the FASB issued an accounting standard update to amend required subsequent events disclosure and eliminate potential conflict with SEC guidance. Specifically, an entity that is an SEC filer is no longer required to disclose the date through which subsequent events have been evaluated. This update was effective for us on December 27, 2009 and will affect our subsequent events disclosures, if any, in our consolidated financial statements.

        In February 2010, the FASB issued an accounting standard update to defer consolidation requirements for an entity's interest in an investment company. This update was effective for us on December 27, 2009 and had no impact on our consolidated financial statements.

        In March 2010, the FASB issued an accounting standard update for entities that enter into contracts containing an embedded credit derivative feature. This update is effective for us on June 27, 2010 and is not expected to have an impact on our consolidated financial statements.

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

Interest Rate Risk

        We have entered into two credit agreements, the amended and restated credit agreement dated July 31, 2006 (credit agreement) and the $50 million credit agreement. Our primary interest rate exposure results from changes in LIBOR or the base rates which are used to determine the applicable interest rates under our term loans and revolving credit facility in the credit agreement and in the $50 million credit agreement. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $2.9 million on a pre-tax basis. The book value of our debt approximates fair value.

        We issued $350 million of the 2013 Notes in a private placement in the second quarter of 2006. The Convertible 2013 Notes bear an interest rate of 2.25%. The fair market value of the outstanding notes was $357.9 million on March 27, 2010.

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

        During 2010, we have utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on customer transactions and certain balance sheet items. There were no foreign exchange contracts open as of March 27, 2010.

Item 4.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934 , the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of March 27, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in Internal Controls

        There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 27, 2010 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting except as described below.

        At the start of the first quarter of 2010, we implemented the first phase of our new Enterprise Resource Planning System (ERP) which includes all of our United States locations. As a result of the system changes, several of our internal controls over processes were modified and/or redesigned and included in the scope of management's assessment of its internal controls over financial reporting. This implementation of the ERP is not in response to any identified deficiency or weakness in our internal control over financial reporting and we will continue to implement the ERP in other locations in future phases.

Part II. Other Information

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 26, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. With the exception of the risk factors below, relating to our acquisition WuXi PharmaTech (Cayman) Inc. (WuXi) there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 26, 2009.

Completion of the acquisition of WuXi is conditioned upon the expiration or termination of the applicable waiting period relating to the acquisition under the Hart-Scott Rodino Act. If such expiration or termination does not occur, or only occurs subject to conditions that become applicable to the parties, the completion of the acquisition may be jeopardized or the anticipated benefits of the acquisition could be reduced.

        Completion of the acquisition of WuXi is conditioned upon the expiration or termination of the applicable waiting period relating to the acquisition under the Hart-Scott Rodino Act. Although Charles River and WuXi have agreed in the acquisition agreement to use their reasonable best efforts to cause the expiration or termination of the applicable waiting period under the Hart-Scott Rodino Act as soon as practicable, there can be no assurance that this will occur. In addition, the relevant governmental authorities have broad discretion in administering the governing regulations. As a condition to the expiration or termination of the applicable waiting period relating to the acquisition under the Hart-Scott Rodino Act, these governmental authorities may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of our business after the completion of the acquisition. If either Charles River or WuXi becomes subject to any term, condition, obligation or restriction the imposition of such term, condition, obligation or restriction could adversely affect the ability to integrate WuXi's operations into our operations, reduce the anticipated benefits of the acquisition or otherwise adversely affect our business and results of operations after the completion of the acquisition.

The Charles River's and WuXi's business relationships, including client relationships, may be subject to disruption due to uncertainty associated with the acquisition.

        Parties with which Charles River and WuXi do business, including clients and suppliers, may experience uncertainty associated with the transaction, including with respect to current or future business relationships with Charles River, WuXi or the combined business. The Charles River's and WuXi's business relationships may be subject to disruption as clients, suppliers and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Charles River, WuXi or the combined business. These disruptions could have an adverse effect on the businesses, financial condition, results of operations or prospects of the combined business. The adverse effect of such disruptions could be exacerbated by a delay in the completion of the acquisition or termination of the acquisition agreement.

Failure to complete the acquisition could negatively impact our stock price and the future business and financial results.

        If the acquisition is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the acquisition, we would be subject to a number of risks, including the following:

  •
  We may experience negative reactions from the financial markets and from our customers and employees;

  •
  We may be required to pay WuXi a termination fee ranging from $25.0 million to $75.0 million, depending on the basis for termination, if the acquisition is terminated under certain circumstances;

  •
  We will be required to pay certain costs relating to the acquisition, whether or not the acquisition is completed;

        There can be no assurance that the risks described above will not materialize, and if any of them do, they may adversely affect our business, financial results and stock price.

        In addition, we could be subject to litigation related to any failure to complete the acquisition or related to any enforcement proceeding commenced against us to perform our obligations under the acquisition agreement. If the acquisition is not completed, these risks may materialize and may adversely affect our business, financial results and stock price.

We could be obligated to pay significant termination fees to WuXi if the acquisition agreement is terminated under certain circumstances.

        Under the acquisition agreement, either Charles River or WuXi may terminate the acquisition agreement under certain circumstances if the acquisition is not completed by January 26, 2011. Under certain circumstances, we may be required to pay WuXi a termination fee ranging from $25.0 million to $75.0 million depending on the basis for termination.

We are obligated to consummate the acquisition of WuXi whether or not we are able to obtain financing subject to limited exceptions.

        Under the acquisition agreement we are obligated to consummate the acquisition of WuXi whether or not we are able to obtain financing, unless none of the banks identified in the acquisition agreement have provided any loan commitments for acquisition financings in the U.S. during the specified period and we are unable to obtain financing on commercially reasonable terms, in which event we are permitted to terminate the acquisition agreement but are required to pay WuXi a $75.0 million termination fee. While we have entered into a commitment letter with J.P. Morgan and Bank of America pursuant to which they have committed to provide financing under senior secured facilities aggregating up to $1,250.0 million, their commitment is subject to the conditions contained therein. Accordingly, we cannot assure you that such financing will be available upon acceptable terms or at all.

Lawsuits may be filed against WuXi and Charles River challenging the acquisition, and an adverse ruling in any such lawsuit may prevent the acquisition from being completed.

        One of the conditions to the closing of the acquisition is that no applicable law, including judgments, injunctions, orders or decrees, shall be in effect that prohibits the completion of the acquisition. Accordingly, if a plaintiff is successful in obtaining an injunction prohibiting the completion of the acquisition, then such injunction may prevent the acquisition from becoming effective, or from becoming effective within the expected timeframe.

After completion of the acquisition, we may fail to realize the anticipated benefits and cost savings of the acquisition, which could adversely affect the value of our common stock.

        The success of the acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the businesses of Charles River and WuXi. Our ability to realize these anticipated benefits and cost savings is subject to certain risks including:

  •
  Our ability to successfully combine the businesses of Charles River and WuXi;

  •
  whether the combined businesses will perform as expected;

  •
  the possibility that we paid more than the value it will derive from the acquisition;

  •
  the reduction of our cash available for operations and other uses, the increase in amortization expense related to identifiable assets acquired and the incurrence of indebtedness to finance the acquisition; and

  •
  the assumption of certain known and unknown liabilities of WuXi.

        If we are not able to successfully combine the businesses of Charles River and WuXi within the anticipated time frame, or at all, the anticipated benefits and cost savings of the acquisition may not be realized fully or at all or may take longer to realize than expected, the combined businesses may not perform as expected and the value of our common stock may be adversely affected.

        Charles River and WuXi have operated and, until the completion of the acquisition, will continue to operate, independently. It is possible that the integration process could result in the loss of key Charles River and WuXi employees, the disruption of each Company's ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-closing integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of WuXi into our operations in order to realize the anticipated benefits of the acquisition so the combined business performs as expected, include, among other things:

  •
  combining the companies' sales, marketing and operations;

  •
  integrating the companies' technologies, products and services;

  •
  identifying and eliminating redundant and underperforming operations and assets;

  •
  harmonizing the companies' operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

  •
  consolidating the companies' corporate, administrative and information technology infrastructure;

  •
  maintaining existing agreements with customers and suppliers and avoiding delays in entering into new agreements with prospective customers and suppliers; and

  •
  coordinating geographically dispersed organizations;

        In addition, at times, the attention of certain members of Charles River's and WuXi's management and resources may be focused on the completion of the acquisition and the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt each of the companies' ongoing business and the business of the combined company.

Charles River and WuXi may have difficulty attracting, motivating and retaining executives and other key employees in light of the acquisition.

        Uncertainty about the effect of the acquisition on Charles River and WuXi employees may have an adverse effect on CRL and WuXi and consequently the combined business. This uncertainty may impair Charles River's and WuXi's ability to attract, retain and motivate key personnel until the acquisition is completed. Employee retention may be particularly challenging during the pendency of the acquisition, as employees of Charles River and WuXi may experience uncertainty about their future roles with the combined business. Additionally, WuXi's officers and employees may own shares of WuXi's common stock and/or have vested stock option grants or restricted stock units and, if the acquisition is completed, may therefore be entitled to the acquisition consideration, the payment of which could provide sufficient financial incentive for certain officers and employees to no longer pursue employment with the combined business. If key employees of Charles River or WuXi depart because of issues relating to the uncertainty and difficulty of integration, financial incentives or a desire not to become employees of the combined business, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees, which could reduce our ability to realize the anticipated benefits of the acquisition.

Our level of indebtedness will increase substantially upon completion of the acquisition. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility and increasing its borrowing costs.

        Upon completion of the acquisition, we will have incurred acquisition debt financing of up to $1,250 million, which will replace the existing senior secured credit facilities of WuXi of $36.5 million and Charles River of $190.4 million outstanding as of the end of their 2009 fiscal years. Covenants to which we have agreed or may agree in connection with the acquisition debt financing, and our substantial increased indebtedness and higher debt-to-equity ratio following completion of the acquisition in comparison to that our recent historical basis, will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and will increase borrowing costs. In addition, the amount of cash required to service our increased indebtedness levels and thus the demands on our cash resources will be significantly greater than the percentages of cash flows required to service our indebtedness prior to the transaction. The increased levels of indebtedness could also reduce funds available for our capital expenditures and other activities, and may create competitive disadvantages for us relative to other companies with lower debt levels.

We will incur significant transaction and acquisition-related costs in connection with the acquisition.

        We expect to incur a number of non-recurring costs associated with combining the operations of the two companies. We will incur transaction fees and costs related to formulating and implementing integration plans. We continue to assess the magnitude of these costs and additional unanticipated costs may be incurred in the integration of the two companies' businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The Board of Directors of the Company has authorized a share repurchase program, originally authorized on July 27, 2005 and subsequently amended on October 26, 2005, May 9, 2006, August 1, 2007 and July 24, 2008 to acquire up to a total of $600.0 million of common stock. The program does not have a fixed expiration date. As of March 27, 2010, approximately $144.8 million remains authorized for share repurchases. During the quarter ended March 27, 2010, the Company did not repurchase any shares of common stock. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

        Additionally, the Company's Incentive Plans permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, during the quarter ended March 27, 2010, the Company acquired 76,722 shares for $2.9 million as a result of such withholdings.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
April 29, 2010	/s/ JAMES C. FOSTER James C. Foster Chairman, President and Chief Executive Officer
April 29, 2010	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer