Form 10-Q
period 2010-06-26
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2010-08-03
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2010
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

        As of July 15, 2010, there were 66,259,289 shares of the registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended June 26, 2010

Special Note on Factors Affecting Future Results

        This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. (Charles River) that are based on current expectations, estimates, forecasts, and projections about the industries in which Charles River operates and the beliefs and assumptions of our management. Words such as "expect," "anticipate," "target," "goal," "project," "intend," "plan," "believe," "seek," "estimate," "will," "likely," "may," "designed," "would," "future," "can," "could" and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on current expectations and beliefs of Charles River and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: future demand for drug discovery and development products and services, including the outsourcing of these services; present spending trends and other cost reduction activities by our customers (particularly in light of the challenging economic environment); future actions by our management; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of our revenues; our cost structure; the impact of acquisitions and dispositions; the timing of the opening of new and expanded facilities; our expectations with respect to sales growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (including without limitation our Lean Sigma Six program and our ERP project); changes in our expectations regarding future stock option, restricted stock, and other equity grants to employees and directors; changes in our expectations regarding our stock repurchases; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our cash flow and liquidity. In addition, these statements include the impact of economic and market conditions on our customers; the effects of our 2009 and 2010 cost-saving actions and other actions designed to manage expenses, operating costs and capital spending and to streamline efficiency (including the expected impact of the suspension of our PCS Massachusetts operations); the timing of our repatriation of accumulated income earned outside the United States and the ability of Charles River to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 26, 2009 under the section entitled "Our Strategy," the section entitled "Risks Related to Our Business and Industry," the section of this Quarterly Report on Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

Part I. Financial Information

Item 1.    Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except per share amounts)

	Three Months Ended
	June 26, 2010	June 27, 2009
Net sales related to products	$115,333	$118,474
Net sales related to services	176,771	189,685

Total net sales	292,104	308,159
Costs and expenses
Cost of products sold	62,655	64,419
Cost of services provided	129,085	129,277
Selling, general and administrative	66,127	56,582
Amortization of intangibles	6,033	7,219

Operating income	28,204	50,662
Other income (expense)
Interest income	262	409
Interest expense	(7,105)	(5,351)
Other, net	(736)	1,565

Income before income taxes	20,625	47,285
Provision for income taxes	6,530	13,630

Net income	14,095	33,655
Less: Net loss attributable to noncontrolling interests	(359)	(499)

Net income attributable to common shareowners	$14,454	$34,154

Earnings per common share
Basic	$0.22	$0.53
Diluted	$0.22	$0.52

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except per share amounts)

	Six Months Ended
	June 26, 2010	June 27, 2009
Net sales related to products	$236,384	$235,384
Net sales related to services	353,065	374,301

Total net sales	589,449	609,685
Costs and expenses
Cost of products sold	126,378	127,752
Cost of services provided	262,790	259,250
Selling, general and administrative	129,368	118,760
Amortization of intangibles	13,207	13,368

Operating income	57,706	90,555
Other income (expense)
Interest income	659	1,038
Interest expense	(13,112)	(10,584)
Other, net	(1,147)	1,303

Income before income taxes	44,106	82,312
Provision for income taxes	13,011	23,788

Net income	31,095	58,524
Less: Net loss attributable to noncontrolling interests	(741)	(1,035)

Net income attributable to common shareowners	$31,836	$59,559

Earnings per common share
Basic	$0.49	$0.91
Diluted	$0.48	$0.91

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands, except per share amounts)

	June 26, 2010	December 26, 2009
Assets
Current assets
Cash and cash equivalents	$219,077	$182,574
Trade receivables, net	218,695	196,947
Inventories	96,571	102,723
Other current assets	73,705	113,357

Total current assets	608,048	595,601
Property, plant and equipment, net	837,580	865,743
Goodwill, net	500,585	508,235
Other intangibles, net	144,025	160,292
Deferred tax asset	12,926	18,978
Other assets	53,473	55,244

Total assets	$2,156,637	$2,204,093

Liabilities and Equity
Current liabilities
Current portion of long-term debt and capital leases	$26,774	$35,413
Accounts payable	29,681	31,232
Accrued compensation	49,215	45,522
Deferred revenue	61,651	72,390
Accrued liabilities	59,570	49,997
Other current liabilities	19,169	15,219

Total current liabilities	246,060	249,773
Long-term debt and capital leases	409,441	457,419
Other long-term liabilities	107,119	123,077

Total liabilities	762,620	830,269
Commitments and contingencies
Shareowners' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 77,567,584 issued and 66,259,329 shares outstanding at June 26, 2010 and 77,106,847 issued and 65,877,218 shares outstanding at December 26, 2009	776	771
Capital in excess of par value	2,055,641	2,038,455
Accumulated deficit	(206,657)	(238,493)
Treasury stock, at cost, 11,308,255 shares and 11,229,629 shares at June 26, 2010 and December 26, 2009, respectively	(473,492)	(470,527)
Accumulated other comprehensive income	20,200	45,037

Total shareowners' equity	1,396,468	1,375,243

Noncontrolling interests	(2,451)	(1,419)

Total equity	1,394,017	1,373,824

Total liabilities and equity	$2,156,637	$2,204,093

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Six Months Ended
	June 26, 2010	June 27, 2009
Cash flows relating to operating activities
Net income	$31,095	$58,524
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	47,851	44,870
Non-cash compensation	14,672	12,133
Deferred tax	1,755	11,147
Other, net	9,104	7,929
Changes in assets and liabilities:
Trade receivables	(29,654)	3,569
Inventories	3,843	778
Other assets	(4,163)	(3,620)
Accounts payable	410	(5,158)
Accrued compensation	5,598	(4,057)
Deferred revenue	(10,739)	(11,765)
Accrued liabilities	10,159	(6,045)
Other liabilities	3,865	(1,007)

Net cash provided by operating activities	83,796	107,298

Cash flows relating to investing activities
Acquisition of businesses, net of cash acquired	—	(51,161)
Capital expenditures	(17,725)	(45,062)
Purchases of investments	(17,503)	(54,332)
Proceeds from sale of investments	56,544	—
Other, net	2,172	1,526

Net cash provided by (used in) investing activities	23,488	(149,029)

Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit	1,465	18,000
Payments on long-term debt, capital lease obligation and revolving credit agreement	(63,733)	(17,320)
Purchase of treasury stock	(2,965)	(45,164)
Other	2,029	54

Net cash used in financing activities	(63,204)	(44,430)

Effect of exchange rate changes on cash and cash equivalents	(7,577)	(2,625)

Net change in cash and cash equivalents	36,503	(88,786)
Cash and cash equivalents, beginning of period	182,574	243,592

Cash and cash equivalents, end of period	$219,077	$154,806

Supplemental cash flow information
Capitalized interest	$—	$1,490

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

(dollars in thousands)

	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Treasury Stock	Noncontrolling Interest
Balance at December 26, 2009	$1,373,824	$(238,493)	$45,037	$771	$2,038,455	$(470,527)	$(1,419)
Components of comprehensive income, net of tax:
Net income	31,095	31,836	—	—	—	—	(741)
Foreign currency translation adjustment	(25,570)	—	(25,549)	—	—	—	(21)
Amortization of pension, net gain/loss and prior service cost	177	—	177	—	—	—	—
Unrealized loss on marketable securities	535	—	535	—	—	—	—

Total comprehensive income	$6,237	—	—	—	—	—	$(762)
Dividends paid noncontrolling interest	(270)	—	—	—	—	—	(270)
Tax detriment associated with stock issued under employee compensation plans	(140)	—	—	—	(140)	—	—
Issuance of stock under employee compensation plans	2,659	—	—	5	2,654	—	—
Acquisition of treasury shares	(2,965)	—	—	—	—	(2,965)	—
Stock-based compensation	14,672	—	—	—	14,672	—	—

Balance at June 26, 2010	$1,394,017	$(206,657)	$20,200	$776	$2,055,641	$(473,492)	$(2,451)

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

2. Restructuring and Contract Termination Costs

        We implemented headcount reductions to improve operating efficiency and profitability at various sites including Shrewsbury, Massachusetts in the first quarter of 2010 and Arkansas during 2009. As of June 26, 2010, $4,608 was included in accrued compensation and $946 in other long-term liabilities on our consolidated balance sheet related to these actions.

        During the first six months of 2010, we recorded severance charges of $4,815 related to the suspension of operations at our Preclinical Services facility in Shrewsbury, Massachusetts, of which $4,440 is included in cost of sales and $375 in selling, general and administrative expense. At this time we do not anticipate an asset impairment on the Shrewsbury facility. Additionally, we recorded an impairment related to our Arkansas facility by $986 in the first quarter of 2010.

	Six Months Ended
Severance and Retention Costs	June 26, 2010	June 27, 2009
Beginning balance	$4,496	$639
Expense	4,815	8,812
Payments/utilization	(3,757)	(4,082)

Ending balance	$5,554	$5,369

3. Supplemental Balance Sheet Information

        The composition of trade receivables is as follows:

	June 26, 2010	December 26, 2009
Customer receivables	$187,916	$169,354
Unbilled revenue	35,977	32,595

Total	223,893	201,949
Less allowance for doubtful accounts	(5,198)	(5,002)

Net trade receivables	$218,695	$196,947

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Supplemental Balance Sheet Information (Continued)

        The composition of inventories is as follows:

	June 26, 2010	December 26, 2009
Raw materials and supplies	$14,095	$15,262
Work in process	18,494	17,178
Finished products	63,982	70,283

Inventories	$96,571	$102,723

        The composition of other current assets is as follows:

	June 26, 2010	December 26, 2009
Prepaid assets	$24,830	$21,182
Deferred tax asset	23,987	21,654
Marketable securities	17,228	56,436
Prepaid income tax	7,244	13,846
Restricted cash	416	239

Other current assets	$73,705	$113,357

        The composition of net property, plant and equipment is as follows:

	June 26, 2010	December 26, 2009
Land	$39,453	$39,402
Buildings	747,662	755,607
Machinery and equipment	310,168	319,912
Leasehold improvements	39,522	38,853
Furniture and fixtures	11,383	11,455
Vehicles	5,362	5,595
Computer hardware and software	103,725	53,654
Construction in progress	43,077	86,272

Total	1,300,352	1,310,750
Less accumulated depreciation	(462,772)	(445,007)

Net property, plant and equipment	$837,580	$865,743

        Depreciation is calculated using a straight-line method based on estimated useful lives of the assets. Computer hardware and software is depreciated over 3 to 8 years. Depreciation expense for the six months ended June 26, 2010 and June 27, 2009 was $34,643 and $31,503, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Supplemental Balance Sheet Information (Continued)

        The composition of other assets is as follows:

	June 26, 2010	December 26, 2009
Deferred financing costs	$3,963	$3,679
Cash surrender value of life insurance policies	29,139	25,099
Long-term marketable securities	11,045	16,212
Other assets	9,326	10,254

Other assets	$53,473	$55,244

        The composition of other current liabilities is as follows:

	June 26, 2010	December 26, 2009
Accrued income taxes	$17,818	$13,623
Current deferred tax liability	1,011	1,174
Accrued interest and other	340	422

Other current liabilities	$19,169	$15,219

        The composition of other long-term liabilities is as follows:

	June 26, 2010	December 26, 2009
Deferred tax liability	$38,826	$42,867
Long-term pension liability	29,233	32,516
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	23,479	22,889
Other long-term liabilities	15,581	24,805

Other long-term liabilities	$107,119	$123,077

4. Marketable Securities

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	June 26, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$11,728	$—	$—	$11,728
Auction rate securities	17,475	—	(930)	16,545

	$29,203	$—	$(930)	$28,273

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

4. Marketable Securities (Continued)

	December 26, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$9,022	$—	$—	$9,022
Mutual fund	47,615	—	(201)	47,414
Auction rate securities	17,460	—	(1,248)	16,212

	$74,097	$—	$(1,449)	$72,648

        As of June 26, 2010, we held $16,545 in auction rate securities which are variable rate debt instruments, which bear interest rates that reset approximately every 7 or 35 days. The auction rate securities owned were rated AAA by a major credit rating agency and are either commercially insured or guaranteed by the Federal Family Education Loan Program (FFELP). The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. In June, we received notice of a full call redemption on one of our auction rate securities at par value to occur in July 2010 in the amount of $5,500. As a result, we classified this auction security as short term. We have classified the other auction rate securities investments as long-term consistent with the term of the underlying security which are structured with short term interest rate reset dates of 35 days, but with contractual maturities that are long-term.

        Maturities of debt securities were as follows:

	June 26, 2010		December 26, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$17,228	$17,228	$9,022	$9,022
Due after one year through five years	—	—	—	—
Due after ten years	11,975	11,045	17,460	16,212

	$29,203	$28,273	$26,482	$25,234

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

        Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 26, 2010 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Time deposits	$—	$11,728	$—	$11,728
Auction rate securities	—	—	16,545	16,545
Fair value of life policies	—	23,779	—	23,779

Total assets	$—	$35,507	$16,545	$52,052

Contingent consideration	—	—	9,700	9,700

Total liabilities	$—	$—	$9,700	$9,700

	Fair Value Measurements at December 26, 2009 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Time deposits	$—	$9,022	$—	$9,022
Mutual funds	47,414	—	—	47,414
Auction rate securities	—	—	16,212	16,212
Fair value of life policies	—	20,032	—	20,032

Total assets	$47,414	$29,054	$16,212	$92,680

Contingent consideration	—	—	9,300	9,300

Total liabilities	$—	$—	$9,300	$9,300

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

    methodologies incorporating assumptions that reflect the assumptions a marketplace participant would use at June 26, 2010.

  •
  Life policies—Valued at cash surrender value.

  •
  Contingent consideration—Consists of payments based on certain agreed upon revenue and technical milestones valued using the income approach. Key assumptions included a discount rate of 18% and probability adjustments ranging from 60% to 85%.

        The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 26, 2010 and June 27, 2009.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six months ended
Auction rate securities	June 26, 2010	June 27, 2009
Beginning balance	$16,212	$18,958
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in earnings (other expenses)	—	(47)
Included in other comprehensive income	333	442
Purchases, issuances and settlements	—	—

Ending balance	$16,545	$19,353

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six months ended
Contingent Consideration	June 26, 2010	June 27, 2009
Beginning balance	$9,300	$—
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in (earnings) other expenses	400	—
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—

Ending balance	$9,700	$—

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

6. Goodwill and Other Intangible Assets

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	June 26, 2010			December 26, 2009
	Gross Carrying Amount	Accumulated Amortization & Impairment loss	Net Amount	Gross Carrying Amount	Accumulated Amortization & Impairment loss	Net Amount
Goodwill	$1,213,280	$(712,695)	$500,585	$1,221,100	$(712,865)	$508,235

Other intangible assets not subject to amortization:
Research models	3,438	—	3,438	3,438	—	3,438
PCS in process R&D	14,000	—	14,000	14,000	—	14,000
Other intangible assets subject to amortization:
Backlog	2,764	(2,014)	750	2,961	(2,011)	950
Customer relationships	307,384	(183,618)	123,766	313,021	(173,707)	139,314
Customer contracts	15,259	(15,259)	—	15,259	(15,259)	—
Trademarks and trade names	5,081	(4,470)	611	5,081	(4,338)	743
Standard operating procedures	657	(657)	—	657	(643)	14
Other identifiable intangible assets	6,882	(5,422)	1,460	6,935	(5,102)	1,833

Total other intangible assets	$355,465	$(211,440)	$144,025	$361,352	$(201,060)	$160,292

        The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

		Adjustments to Goodwill
	Balance at December 26, 2009	Acquisitions	Foreign Exchange/ Other	Balance at June 26, 2010
Research Models and Services
Gross carrying amount	$58,734	$—	$(1,422)	$57,312
Accumulated amortization	(4,875)	—	170	(4,705)
Preclinical Services
Gross carrying amount	1,162,366	—	(6,398)	1,155,968
Accumulated impairment loss	(700,000)	—	—	(700,000)
Accumulated amortization	(7,990)	—	—	(7,990)
Total
Gross carrying amount	$1,221,100	$—	$(7,820)	$1,213,280
Accumulated impairment loss	(700,000)	—	—	(700,000)
Accumulated amortization	(12,865)	—	170	(12,695)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Long-Term Debt

Long-Term Debt

        Long-term debt consists of the following:

	June 26, 2010	December 26, 2009
2.25% Senior convertible debentures:
Principal	$349,995	$349,995
Unamortized debt discount	(42,282)	(48,597)

Net carrying amount of senior convertible debentures	307,713	301,398
Term loan facilities	74,533	100,433
Revolving credit facility	53,000	90,000
Other debt, represents secured and unsecured promissory notes, interest rates ranging from 0% to 5.3% and 0% to 0.5% at June 26, 2010 and December 26, 2009, respectively, maturing between 2010 and 2012	854	792

Total debt	436,100	492,623
Capital leases	115	209

Total debt and capital leases	436,215	492,832
Less: current portion of long-term debt and capital leases	(26,774)	(35,413)

Long-term debt and capital leases	$409,441	$457,419

        The interest rates applicable to term loans and revolving loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of the prime rate or the federal funds rate plus 0.50%) or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio. Based on our leverage ratio, the margin range for LIBOR-based loans is 0.625% to 0.875%. As of June 26, 2010, the interest rate margin was 0.75%. The book value of our term and revolving loans approximates fair value.

        We pledged the stock of certain subsidiaries as well as certain U.S. assets for our credit agreements. In addition, credit agreements include certain customary representations and warranties, events of default, notice of material adverse change to our business and negative and affirmative covenants including the ratio of consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest expense, for any period of four consecutive fiscal quarters, of no less than 3.5 to 1.0 as well as the ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization for any period of four consecutive fiscal quarters, of no more than 3.0 to 1. As of June 26, 2010, we were compliant with all financial covenants specified in the credit agreement. We had $4,575 outstanding under letters of credit as of June 26, 2010.

        Our $350,000 of 2.25% Convertible Senior Notes (the 2013 Notes) due in June 2013 with interest payable semi-annually are convertible into cash for the principal amount and shares of our common stock for the conversion premium (or, at our election, cash in lieu of some or all of such common

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Long-Term Debt (Continued)

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

        At June 26, 2010, the fair value of our outstanding 2013 Notes was approximately $339,163 based on their quoted market value and no conversion triggers were met.

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

        As of June 26, 2010, $42,282 of debt discount remained and will be amortized over 12 quarters. As of June 26, 2010 and December 26, 2009, the equity component of our convertible debt was $88,492. Interest expense related to our convertible debt of $3,182 and $2,976 for the quarters ended June 26, 2010 and June 27, 2009, respectively, and for the six months ended June 26, 2010 and June 27, 2009 of $6,315 and $5,906, respectively, yielded an effective interest rate of 6.93% on the liability component.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Long-Term Debt (Continued)

In addition, $1,969 and $3,937 of contractual interest expense was recognized on our convertible debt during the three and six months ended June 26, 2010 and $1,969 and $3,937 of contractual interest expense was recognized on our convertible debt during the three and six months ended June 27, 2009.

        Principal maturities of existing debt which excludes unamortized debt discount for the periods set forth in the table below are as follows:

Twelve months ending
June 2011	$26,749
June 2012	101,638
June 2013	349,995
June 2014
June 2015	—

Total	$478,382

        We have capital leases for equipment. These leases are capitalized using interest rates considered appropriate at the inception of each lease. Capital lease obligations amounted to $115 and $210 at June 26, 2010 and December 26, 2009, respectively.

8. Equity

Earnings per Share

        Basic earnings per share for the three and six months ended June 26, 2010 and June 27, 2009 were computed by dividing earnings available to common shareowners for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for the three and six months ended June 26, 2010 and June 27, 2009 has been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.

        Options to purchase 4,492,355 shares and 6,332,469 shares were outstanding in each of the three respective months ended June 26, 2010 and June 27, 2009, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase 4,492,840 and 4,388,779 shares were outstanding in each of the respective six months ended June 26, 2010 and June 27, 2009, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

        Basic weighted average shares outstanding for the three and six months ended June 26, 2010 and June 27, 2009 excluded the weighted average share impact of 979,511 and 1,033,119, respectively, of non-vested fixed restricted stock awards.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Equity (Continued)

        The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Numerator:
Net income attributable to common shareowners	$14,454	$34,154	$31,836	$59,559

Denominator:
Weighted average shares outstanding—Basic	65,289,617	65,046,023	65,381,634	65,467,929
Effect of dilutive securities:
2.25% senior convertible debentures	—	—	—	—
Stock options and contingently issued restricted stock	584,667	173,182	635,484	144,342
Warrants	—	3,293	—	3,227

Weighted average shares outstanding—Diluted	65,874,284	65,222,498	66,017,118	65,615,498

Basic earnings per share	$0.22	$0.53	$0.49	$0.91
Diluted earnings per share	$0.22	$0.52	$0.48	$0.91

        The sum of our quarterly earnings per share does not necessarily equal our earnings per share for the six months ended June 26, 2010 and June 27, 2009 due to rounding.

Treasury Shares

        On July 29, 2010, our Board of Directors authorized a $500,000 stock repurchase program. We are currently exploring alternatives for timely execution. The stock purchases may be made from time to time through a variety of methods, including open market repurchases such as block trades, 10b5-1 plans or otherwise in compliance with Rule 10b-18 of the federal securities laws and/or privately negotiated transactions. Funds for the repurchases are expected to come from cash on hand, cash generated by operations, our existing credit facilities or other financings. We have previously repurchased approximately 11 million shares under our prior $600,000 stock repurchase authorization which has been canceled.

        Share repurchases made during the three and six months ended June 26, 2010 and June 27, 2009 as part of the share repurchase program were as follows:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Number of shares of common stock repurchased	—	507,500	—	1,593,500
Total cost of repurchase	$—	$14,002	$—	$42,387

        Additionally, our 2000 Incentive Plan and 2007 Incentive Plan permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the six months ended June 26, 2010 and June 27, 2009, we acquired 78,626 shares for $2,965

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Equity (Continued)

and 58,282 shares for $1,483, respectively, as a result of such withholdings. During the quarters ended June 26, 2010 and June 27, 2009, we acquired 1,904 shares for $70 and 2,794 shares for $78, respectively.

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

        A summary of the changes in equity for the six months ended June 26, 2010 and June 27, 2009 is provided below:

	Six Months Ended
	June 26, 2010			June 27, 2009
	Shareowners' Equity	Noncontrolling Interest	Total Equity	Shareowners' Equity	Noncontrolling Interest	Total Equity
Equity, beginning of the period	$1,375,243	$(1,419)	$1,373,824	$1,241,286	$422	$1,241,708
Components of comprehensive income, net of tax:
Net income	31,836	(741)	31,095	59,559	(1,035)	58,524
Foreign currency translation adjustment	(25,549)	(21)	(25,570)	15,642	—	15,642
Amortization of pension, net gain/loss and prior service cost	177	—	177	757	—	757
Unrealized loss on marketable securities	535	—	535	442	—	442

Total comprehensive income	6,999	(762)	6,237	76,400	(1,035)	75,365
Dividends paid noncontrolling interest	—	(270)	(270)	—	—	—
Tax detriment associated with stock issued under employee compensation plans	(140)	—	(140)	(2,433)	—	(2,433)
Issuance of stock under employee compensation plans	2,659	—	2,659	47	—	47
Exercise of warrants	—	—	—	6	—	6
Acquisition of treasury shares	(2,965)	—	(2,965)	(43,870)	—	(43,870)
Stock-based compensation	14,672	—	14,672	12,133	—	12,133

Equity, end of the period	$1,396,468	$(2,451)	$1,394,017	$1,283,569	$(613)	$1,282,956

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Income Taxes

        The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Income before income taxes	$20,625	$47,285	$44,106	$82,312
Effective tax rate	31.7%	28.8%	29.5%	28.9%
Provision for income taxes	$6,530	$13,630	13,011	$23,788

        Our overall effective tax rate was 31.7% in the second quarter of 2010 and 28.8% in the second quarter of 2009. The increase of 2.9% is primarily attributable to the cost of changing the Company's permanent reinvestment assertion with respect to approximately $27,000 of its non-U.S. earnings during the second quarter of 2010. This cost is offset by benefits recognized during the second quarter of 2010 resulting from changes in mix of earnings from operations, transaction costs deducted in the second quarter of 2010, and an increase in tax rate benefits from the Canadian Scientific Research and Experimental Development credits (SR&ED credits).

        During the second quarter of 2010, our unrecognized tax benefits recorded decreased by $1,102 to $20,309 primarily due to ongoing evaluation of uncertain tax positions in the current and prior periods and foreign exchange movement. The amount of unrecognized tax benefits that would impact the effective tax rate favorably if recognized decreased by $1,215 to $15,878 and the amount of accrued interest on unrecognized tax benefits decreased by $313 to $1,553 in the second quarter of 2010.

        We conduct business in a number of tax jurisdictions. As a result, we are subject to tax audits in jurisdictions including, but not limited to, the United States, the United Kingdom, Japan, France, Germany and Canada. With few exceptions, we are no longer subject to U.S. and international income tax examinations for years before 2003.

        We and certain of our subsidiaries are currently under audit by the German Tax Office and various state tax authorities. We believe that it is reasonably possible that the German audit will conclude within the next twelve months. We do not believe that resolution of this audit will have a material impact on our financial position or results of operations.

        Additionally, we are challenging the reassessments received by the Canada Revenue Agency (CRA) with respect to the SR&ED credits claimed in 2003 and 2004 by our Canadian Preclinical Services subsidiary in the Tax Court of Canada (TCC). In the fourth quarter of 2009 and the first quarter of 2010, we filed Notices of Appeal with the TCC and received the Crown's response in the second quarter of 2010. In a related development, during the first quarter of 2010 we received Notices of Reassessment from the Minister of Revenue of Quebec (MRQ) provincial tax authorities with respect to the Quebec Research and Development tax credit. We filed Notices of Objection with the MRQ in the second quarter of 2010. We disagree with the positions taken by the CRA and MRQ with regard to the credits claimed. We believe that it is reasonably possible that we will conclude the controversies with the TCC and MRQ within the next twelve months. We do not believe that resolution of these controversies will have a material impact on our financial position or results of operations. However,

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Income Taxes (Continued)

pending resolution of the reassessments with the TCC, it is possible that the CRA and MRQ will propose similar adjustments for later years.

        The Company believes it has appropriately provided for all unrecognized tax benefits.

        During the second quarter of 2010, we decided to repatriate approximately $27,000 of the earnings of our non-U.S. subsidiaries that were previously considered to be permanently reinvested. This change in assertion resulted in additional U.S. Federal, state and foreign tax expense of approximately $2,700 in the second quarter of 2010. All remaining undistributed earnings of our non-U.S. subsidiaries remain permanently reinvested as of the end of the second quarter 2010.

10. Employee Benefits

        The following table provides the components of net periodic benefit cost for our defined benefit plans:

Pension Benefits

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Service cost	$2,121	$2,139	$4,444	$4,314
Interest cost	3,059	2,699	6,307	5,381
Expected return on plan assets	(3,541)	(2,781)	(7,216)	(5,510)
Amortization of prior service cost	(130)	(782)	(264)	(914)
Amortization of net loss (gain)	198	398	396	813

Net periodic benefit cost	$1,707	$1,673	$3,667	$4,084

Company contributions	$3,760	$9,772	$7,347	$11,307

Supplemental Retirement Benefits

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Service cost	$149	$74	$298	$311
Interest cost	335	272	670	742
Amortization of prior service cost	125	125	250	249
Amortization of net loss (gain)	38	(15)	76	62

Net periodic benefit cost	$647	$456	$1,294	$1,364

        During 2010, we expect to contribute a total of $20,060 to our plans.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

11. Stock-Based Compensation

        The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. The following table presents stock-based compensation included in our consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Stock-based compensation expense in:
Cost of sales	$2,243	$1,936	$4,250	$3,559
Selling and administration	5,525	4,422	10,422	8,373

Income before income taxes	7,768	6,358	14,672	11,932
Provision for income taxes	(2,824)	(2,279)	(5,319)	(4,254)

Net income attributable to common shareowners	$4,944	$4,079	$9,353	$7,678

        We did not capitalize any stock-based compensation related costs for the quarters or the six months ended June 26, 2010 and June 27, 2009.

        The fair value of stock-based awards granted in 2010 and 2009 were estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Options Granted In:
	2010	2009
Expected life (in years)	4.5	4.5
Expected volatility	34.0%	25.0%
Risk-free interest rate	2.35%	1.86%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$11.96	$6.13

Stock Options

        The following table summarizes the stock option activity in the equity incentive plans for the six months ended June 26, 2010:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 26, 2009	6,216,943	$37.67
Options granted	1,363,380	$37.34
Options exercised	(110,582)	$24.04
Options canceled	(218,899)	$40.86

Options outstanding as of June 26, 2010	7,250,842	$37.72	4.76 years	$24,210

Options exercisable as of June 26, 2010	3,788,313	$40.61	3.83 years	$8,490

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

11. Stock-Based Compensation (Continued)

        As of June 26, 2010, the unrecognized compensation cost related to 3,220,152 unvested stock options expected to vest was $28,540. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 35 months.

        The total intrinsic value of options exercised during the three and six months ended June 26, 2010 was $653 and $1,141, respectively. The total intrinsic value of options exercised during the three and six months ended June 27, 2009 was $68 and $61, respectively. Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price. The total amount of cash received from the exercise of options during the six months ended June 26, 2010 and June 27, 2009 was $2,659 and $47, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $342 and $17 for the six months ending June 26, 2010 and June 27, 2009, respectively.

        We settle employee stock option exercises with newly issued common shares.

Restricted Stock

        Stock compensation expense associated with restricted common stock is charged for the market value on the date of grant, less estimated forfeitures, and is amortized over the awards' vesting period on a straight-line basis.

        The following table summarizes the restricted stock activity from December 26, 2009 through June 26, 2010:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding December 26, 2009	896,393	$36.45
Granted	378,620	$37.34
Vested	(264,258)	$37.82
Canceled	(31,244)	$36.81

Outstanding June 26, 2010	979,511	$36.41

        As of June 26, 2010, the unrecognized compensation cost related to 910,945 shares of unvested restricted stock expected to vest was $28,214. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 32 months. The total fair value of restricted stock grants that vested during the three and six months ended June 26, 2010 was $890 and $9,994, respectively. The total fair value of restricted stock grants that vested during the three and six months ended June 27, 2009 was $1,523 and $10,515, respectively.

Performance Based Stock Award Program

        During the three months ending June 26, 2010 and June 27, 2009, compensation expense of $105 and $106, respectively, was recorded associated with performance based stock awards. During the six months ending June 26, 2010 and June 27, 2009, compensation expense of $286 and $856, respectively, was recorded associated with these awards.

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

        The following table presents sales to unaffiliated customers and other financial information by product line segment.

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Research Models and Services
Net sales	$167,140	$165,682	$339,345	$327,172
Gross margin	71,346	71,206	145,625	139,519
Operating income	47,258	50,894	97,242	98,338
Depreciation and amortization	8,811	8,049	18,532	15,722
Capital expenditures	6,245	6,307	11,205	13,931
Preclinical Services
Net sales	$124,964	$142,477	$250,104	$282,513
Gross margin	29,018	43,257	54,656	83,164
Operating income	4,728	16,336	4,465	26,882
Depreciation and amortization	14,778	14,851	29,319	29,148
Capital expenditures	2,187	14,130	6,520	31,131

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Total segment operating income	$51,986	$67,230	$101,707	$125,220
Unallocated corporate overhead	(23,782)	(16,568)	(44,001)	(34,665)

Consolidated operating income	$28,204	$50,662	$57,706	$90,555

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

13. Business Segment Information (Continued)

        A summary of unallocated corporate overhead consists of the following:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Stock-based compensation expense	$3,578	$2,877	$6,615	$5,570
U.S. retirement plans	639	1,182	1,657	2,626
Audit, tax and related expenses	486	650	1,199	1,357
Salary and bonus	4,267	5,460	9,299	10,246
Global IT	3,351	2,393	6,577	4,886
Employee health and fringe cost	(779)	1,493	976	3,581
Consulting and professional services	1,937	1,258	4,882	2,931
Depreciation	1,531	167	2,641	332
Severance	26	5	41	1,653
Transaction (acquisition/disposition) costs	7,280	496	7,397	822
Other general unallocated corporate expenses	1,466	587	2,717	661

	$23,782	$16,568	$44,001	$34,665

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

        In January 2010, the FASB issued an accounting standard update that requires new disclosures related to fair value measurements. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), an entity should present separately information about purchases, sales, issuances and settlements on a gross basis rather than as one net number. This update also clarifies existing disclosures by requiring fair value measurement disclosures for each class of assets and liabilities as well as disclosures about inputs and valuation techniques for fair value measurements that fall into Level 2 or Level 3. This update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plans that changes the terminology from major categories of assets to classes of assets. This update was effective for us on December 27, 2009 and has increased the fair value disclosures made in our consolidated financial statements.

        In February 2010, the FASB issued an accounting standard update to eliminate inconsistencies and outdated provisions in U.S. GAAP and provided needed clarifications. The clarification of guidance on embedded derivatives and hedging was effective for us on December 27, 2009 and had no impact on our consolidated financial statements. The amendments to guidance on accounting for income taxes in a reorganization was effective for reorganizations on or after December 28, 2008 and had no impact on our consolidated financial statements. All other amendments are effective as of March 28, 2010 and had no impact on our consolidated financial statements.

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

        In March 2010, the FASB issued an accounting standard update for entities that enter into contracts containing an embedded credit derivative feature. This update is effective for us on June 27, 2010 and has had no impact on our consolidated financial statements.

        In April 2010, the FASB issued an accounting standard update to provide guidance on defining a milestone in regards to revenue recognition, and for determining whether the milestone method of revenue recognition is appropriate. An entity can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all the criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The amendment will be effective for us on December 26, 2010.

15. Subsequent Events

        On July 29, 2010, we signed a Mutual Termination of Acquisition Agreement (termination agreement) with WuXi PharmaTech (Cayman) Inc. (WuXi) to terminate our previously announced acquisition agreement. The termination agreement provides for us to pay WuXi a $30,000 breakup fee for full satisfaction of the parties' obligations under the acquisition agreement and includes mutual releases of any claims and liabilities arising out of or relating to the acquisition agreement. As a result of the termination of the acquisition agreement, the special meeting of Charles River stockholders to be held on August 5, 2010 has been canceled.

        On July 29, 2010, our Board of Directors authorized a $500,000 stock repurchase program. We are currently exploring alternatives for timely execution. The stock purchases may be made from time to time through a variety of methods, including open market repurchases such as block trades, 10b5-1 plans or otherwise in compliance with Rule 10b-18 of the federal securities laws and/or privately negotiated transactions. Funds for the repurchases are expected to come from cash on hand, cash generated by operations, our existing credit facilities or other financings. We have previously repurchased approximately 11 million shares under our prior $600,000 stock repurchase authorization which has been canceled.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes.

Overview

        We are a leading global provider of solutions that advance the drug discovery and development process, including research models and associated services and outsourced preclinical services. We provide our products and services to global pharmaceutical and biotechnology companies, as well as government agencies, leading hospitals and academic institutions throughout the world in order to bring drugs to market faster and more efficiently. Our broad portfolio of products and services enables our customers to reduce costs, increase speed to market and enhance their productivity and effectiveness in drug discovery and development. We have built upon our core competency of laboratory animal medicine and science (research model technologies) to develop a diverse and growing portfolio of regulatory compliant preclinical services which address drug discovery and development in the preclinical arena. We have been in business for over 60 years and currently operate approximately 70 facilities in 16 countries worldwide.

        Market factors which existed in prior years continue to negatively impact our results. These market factors include: measured spending by major pharmaceutical and biotechnology companies due to the impact of the slower economy; significant impact from consolidations in the pharmaceutical and biotechnology industry; delays in customer decisions and commitments; tight cost constraints by our customers and recognition of excess preclinical capacity within our industry which resulted in pricing pressure; a focus on late-stage (human) testing as customers endeavor to bring drugs to market; and the impact of healthcare reform initiatives. All of these ongoing factors contributed to demand uncertainty and impacted sales in 2010. As we look forward, we continue to anticipate market demand, particularly for Preclinical Services, will begin to ramp up as our customers reinvigorate their drug development efforts and continue to employ methods to improve the effectiveness and cost efficiency of their drug development pipelines, as well as complete consolidations. We believe they will increase their focus on strategic outsourcing, which will drive demand for the services we provide. We believe that the long-term drivers for our business as a whole will primarily emerge from our customers' continued demand for research models and services and regulatory compliant preclinical services, which are essential to the drug development process. During this period of market uncertainty, we aligned our Preclinical Services (PCS) business and our sales and marketing organization to better support market requirements. We completed the sales and marketing reorganization in 2010. We have continued to exercise tight control of discretionary spending and continue our process improvement initiatives including the Lean Six Sigma program to drive further efficiencies in our organization. We have also focused on the roll out of our ERP system: we completed the roll out in the U.S. at the beginning of 2010 and in our PCS Canada and Scotland locations in the third quarter of the year. Our decision to suspend operations at our PCS facility in Shrewsbury, Massachusetts during 2010 is expected to result in a leaner infrastructure while providing sufficient capacity and flexibility to accommodate customer demand in the future. As a result of our decision to suspend operations in Shrewsbury, we recorded a charge for severance costs of $4.8 million in the first half of 2010.

        On July 29, 2010, we signed a Mutual Termination of Acquisition Agreement (termination agreement) with WuXi PharmaTech (Cayman) Inc. (WuXi) to terminate our previously announced acquisition agreement. The termination agreement provides for us to pay WuXi a $30 million breakup fee for full satisfaction of the parties' obligations under the acquisition agreement and includes mutual releases of any claims and liabilities arising out of or relating to the acquisition agreement. As a result of the termination of the acquisition agreement, the special meeting of Charles River stockholders to be held on August 5, 2010 has been canceled.

        On July 29, 2010, our Board of Directors authorized a $500 million stock repurchase program. We are currently exploring alternatives for timely execution. The stock purchases may be made from time to time through a variety of methods, including open market repurchases such as block trades, 10b5-1 plans or otherwise in compliance with Rule 10b-18 of the federal securities laws and/or privately negotiated transactions. Funds for the repurchases are expected to come from cash on hand, cash generated by operations, our existing credit facilities or other financings. We have previously repurchased approximately 11 million shares under our prior $600 million stock repurchase authorization which has been canceled.

        Total net sales during the second quarter of 2010 were $292.1 million, a decrease of 5.2% over the same period last year. The sales decrease was the result of lower pricing for PCS and slower demand for Research Models and Services (RMS), due to reduced biopharmaceutical spending partially offset by foreign exchange and the impact of the acquisitions in 2009. The effect of foreign currency translation decreased sales by 0.1%. Our gross margin decreased to 34.4% of net sales, compared to 37.1% of net sales for the second quarter of 2009, due primarily to the impact of our lower sales. Our operating income for the second quarter of 2010 was $28.2 million compared to $50.7 million for the second quarter of 2009, a decrease of 44.3%. The operating margin was 9.7% for the second quarter of 2010, compared to 16.4% for the second quarter of 2009.

        Our net income attributable to common shareholders was $14.5 million for the three months ended June 26, 2010, compared to $34.2 million for the three months ended June 27, 2009. Diluted earnings per share for the second quarter of 2010 were $0.22, compared to $0.52 for the second quarter of 2009.

        Total net sales during the six months ended June 26, 2010 were $589.4 million, a decrease of 3.3% over the same period last year. The sales decrease was due primarily to lower pricing for PCS and slower demand for RMS. The effect of foreign currency translation had a positive impact on sales growth of 1.6%. Our gross margin decreased to 34.0% of net sales for the six months ended June 26, 2010, compared to 36.5% of net sales for the first six months of 2009, due primarily to the impact of our lower sales and severance costs. Our operating income for the six months ended June 26, 2010 was $57.7 million compared to $90.6 million for the six months ended June 27, 2009, a decrease of 36.3%. Our operating margin was 9.8% for the six months ended June 26, 2010 compared to 14.9% for the prior year.

        Net income attributable to common shareholders was $31.8 million for the six months ended June 26, 2010 compared to $59.6 million for the six months ended June 27, 2009. Diluted earnings per share from continuing operations for the first six months of 2010 were $0.48 compared to $0.91 for the first six months of 2009.

        We report two segments: RMS and PCS, which reflect the manner in which our operating units are managed.

        Our RMS segment, which represented 57.2% of net sales in the second quarter of 2010, includes sales of research models, genetically engineered models and services (GEMS), research animal diagnostics services (RADS), discovery and imaging services (DIS), consulting and staffing services (CSS), vaccine support and In Vitro. Net sales for this segment increased 0.9% compared to the second quarter of 2009, due to the addition of Cerebricon and Piedmont Research Center, which we acquired in 2009 and favorable In Vitro sales, partially offset by lower large model shipments, lower small model sales and unfavorable foreign currency translation of 0.9%. We experienced decreases in both the gross and operating margin percentages (to 42.7% from 43.0% and to 28.3% from 30.7%, respectively), due mainly to a greater increase in fixed costs relative to the increase in sales.

        Sales on a year to date basis for our RMS business segment increased 3.7% compared to the first six months of 2009. Operating income on a year to date basis was $97.2 million compared to

$98.3 million, a decrease of $1.1 million, or 1.1%, from the same period last year. Operating income for the first six months as a percent of net sales decreased to 28.7% compared to 30.1% for the same period last year.

        Our PCS segment, which represented 42.8% of net sales in the second quarter of 2010, includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical, bioanalysis, pharmacokinetics and drug metabolism services as well as Phase I clinical trials. Sales for this segment decreased 12.3% compared to the second quarter of 2009. The sales decrease was driven by reduced biopharmaceutical spending, partially offset by favorable foreign currency translation which increased sales by 0.9%. We experienced decreases in both the PCS gross and operating margin percentages (to 23.2% from 30.4% and to 3.8% from 11.5%, respectively), mainly as a result of a greater proportion of short term as well as less complex studies which resulted in an unfavorable service mix and the continued impact of lower prices partially offset by cost savings actions.

        Sales on a year to date basis for our PCS segment decreased 11.5% over the same period last year. Operating income for the first six months decreased to 1.8% of net sales, compared to 9.5% for the first six months of 2009.

        Our unallocated corporate headquarters cost increased to $23.8 million in the second quarter of 2010, from $16.5 million in the second quarter of 2009, due mainly to increased costs related to the evaluation of acquisitions and the roll out of our ERP system.

Three Months Ended June 26, 2010 Compared to Three Months Ended June 27, 2009

        Net Sales.    Net sales for the three months ended June 26, 2010 were $292.1 million, a decrease of $16.1 million, or 5.2%, from $308.2 million for the three months ended June 27, 2009.

        Research Models and Services.    For the three months ended June 26, 2010, net sales for our RMS segment were $167.1 million, an increase of $1.4 million, or 0.9%, from $165.7 million for the three months ended June 27, 2009, due to the acquisition of Cerebricon and Piedmont Research Center during 2009 and favorable In Vitro sales, offset by unfavorable foreign currency translation of 0.9%, and lower large model shipments and small model sales.

        Preclinical Services.    For the three months ended June 26, 2010, net sales from our PCS segment were $125.0 million, a decrease of $17.5 million, or 12.3%, from $142.5 million for the three months ended June 27, 2009. The decrease in PCS sales was primarily due to lower pricing for preclinical services as well as a greater proportion of short term as well as less complex studies and lower Phase I sales, partially offset by favorable foreign currency translation which increased our net sales by 0.9%.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided during the second quarter of 2010 was $191.7 million, a decrease of $2.0 million, or 1.0%, from $193.7 million during the second quarter of 2009. Cost of products sold and services provided during the three months ended June 26, 2010 was 65.6% of net sales, compared to 62.9% during the three months ended June 27, 2009.

        Research Models and Services.    Cost of products sold and services provided for RMS during the second quarter of 2010 was $95.8 million, an increase of $1.3 million, or 1.4%, compared to $94.5 million in 2009. Cost of products sold and services provided for the three months ended June 26, 2010 increased to 57.3% of net sales compared to 57.0% of net sales for the three months ended June 27, 2009. The increase in cost as a percentage of sales was due to the impact of lower sales on our fixed costs base.

        Preclinical Services.    Cost of services provided for the PCS segment during the second quarter of 2010 was $95.9 million, a decrease of $3.3 million, or 3.3%, compared to $99.2 million in 2009. Cost of products sold and services provided as a percentage of net sales was 76.8% during the three months ended June 26, 2010, compared to 69.6% for the three months ended June 27, 2009. The increase in cost of products sold and services provided as a percentage of net sales was primarily due to a greater proportion of short-term as well as less complex studies which resulted in an unfavorable mix, and the continued impact of lower prices partially offset by cost savings actions.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended June 26, 2010 were $66.2 million, an increase of $9.7 million, or 16.9%, from $56.5 million for the three months ended June 27, 2009. Selling, general and administrative expenses during the second quarter of 2010 were 22.6% of net sales compared to 18.4% of net sales during the second quarter of 2009.

        Research Models and Services.    Selling, general and administrative expenses for RMS for the second quarter of 2010 were $22.8 million, an increase of $4.1 million, or 22.6%, compared to $18.7 million in 2009. Selling, general and administrative expenses increased as a percentage of sales to 13.6% for the three months ended June 26, 2010 from 11.2% for the three months ended June 27, 2009. The increase in selling, general and administrative expenses as a percent of sales was primarily due to the reinstatement of wage increases coupled with larger allocations of corporate Marketing and IT costs.

        Preclinical Services.    Selling, general and administrative expenses for the PCS segment during the second quarter of 2010 were $19.6 million, a decrease of $1.7 million, or 8.7%, compared to $21.3 million during the second quarter of 2009. Selling, general and administrative expenses for the three months ended June 26, 2010 increased to 15.7% of net sales, compared to 15.1% of net sales for the three months ended June 27, 2009 due mainly to lower sales.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various costs primarily related to activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions was $23.8 million during the three months ended June 26, 2010, compared to $16.5 million during the three months ended June 27, 2009. The increase was due primarily to costs related to the evaluation of acquisitions and ERP costs partially offset by cost savings.

        Amortization of Other Intangibles.    Amortization of other intangibles for the three months ended June 26, 2010 was $6.0 million, a decrease of $1.3 million, from $7.3 million for the three months ended June 27, 2009. Amortization expense decreased as a percentage of sales to 2.1% for the three months ended June 26, 2010 from 2.3% for the three months ended June 27, 2009.

        Research Models and Services.    In the second quarter of 2010, amortization of other intangibles for our RMS segment was $1.3 million, a decrease of $0.4 million from $1.7 million in the second quarter of 2009.

        Preclinical Services.    For the three months ended June 26, 2010, amortization of other intangibles for our PCS segment was $4.7 million, a decrease of $0.9 million from $5.6 million for the three months ended June 27, 2009.

        Operating Income.    Operating income for the quarter ended June 26, 2010 was $28.2 million, a decrease of $22.5 million, or 44.3%, from $50.7 million for the quarter ended June 27, 2009. Operating income as a percentage of net sales for the three months ended June 26, 2010 was 9.7% compared to 16.4% for the three months ended June 27, 2009.

        Research Models and Services.    For the second quarter of 2010, operating income for our RMS segment was $47.2 million, a decrease of $3.6 million, or 7.1%, from $50.8 million in 2009. Operating income as a percentage of net sales for the three months ended June 26, 2010 was 28.3%, compared to 30.7% for the three months ended June 27, 2009. The decrease in operating income as a percent to sales was primarily due to higher selling, general and administrative expenses.

        Preclinical Services.    For the three months ended June 26, 2010, operating income for our PCS segment was $4.8 million, a decrease of $11.6 million, or 71.1%, from $16.4 million of operating income for the three months ended June 27, 2009. Operating income as a percentage of net sales decreased to 3.8% compared to 11.5% of net sales in 2009. The decrease in operating income as a percentage of net sales was primarily due to lower pricing and the mix of studies.

        Interest Expense.    Interest expense for the second quarter of 2010 was $7.1 million compared to $5.4 million during the second quarter of 2009. The increase was due to increased interest expense on the convertible debt and reduced capitalized interest, as well as the accrual of a commitment fee related to the financing for the WuXi acquisition, partially offset by lower debt balances and lower interest rates on outstanding debt.

        Interest Income.    Interest income for the second quarter of 2010 was $0.3 million, compared to $0.4 million during the second quarter of 2009 due primarily to lower invested funds and lower interest rates.

        Income Taxes.    Income tax expense for the three months ended June 26, 2010 was $6.5 million, a decrease of $7.1 million compared to $13.6 million for the three months ended June 27, 2009. Our effective tax rate was 31.7% for the second quarter of 2010, compared to 28.8% for the second quarter of 2009. The increase in the effective tax rate for the three months ended June 26, 2010 was primarily due to the cost accrued in the second quarter of 2010 to repatriate approximately $27 million of non-U.S. earnings that were previously considered to be permanently reinvested. This cost was partially offset by benefits resulting from changes in the mix of earnings from operations, transaction costs deducted in the second quarter of 2010, and an increase in tax rate benefits from Canadian tax credits.

        Net income attributable to common shareowners.    Net income attributable to common shareowners for the quarter ended June 26, 2010 was $14.5 million, a decrease of $19.7 million from $34.2 million for the quarter ended June 27, 2009.

Six Months Ended June 26, 2010 Compared to Six Months Ended June 27, 2009

        Net Sales.    Net sales for the six months ended June 26, 2010 were $589.4 million, a decrease of $20.3 million, or 3.3%, from $609.7 million for the six months ended June 27, 2009.

        Research Models and Services.    For the six months ended June 26, 2010, net sales for our RMS segment were $339.3 million, an increase of $12.1 million, or 3.7%, from $327.2 million for the six months ended June 27, 2009. Favorable foreign currency translation increased sales growth by approximately 1.0%. Lower model sales were partially offset by the addition of Cerebricon and Piedmont Research Center.

        Preclinical Services.    For the six months ended June 26, 2010, net sales for our PCS segment were $250.1 million, a decrease of $32.4 million, or 11.5%, compared to $282.5 million for the six months ended June 27, 2009. The decrease in PCS sales was primarily due to reduced biopharmaceutical spending and pricing pressure and lower Phase I sales. Favorable foreign currency increased sales growth by 2.4%.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the six months ended June 26, 2010 was $389.1 million, an increase of $2.1 million, or 0.6%, from $387.0 million for the six months ended June 27, 2009. Cost of products sold and services provided for the six months ended June 26, 2010 was 66.0% of net sales, compared to 63.5% for the six months ended June 27, 2009.

        Research Models and Services.    Cost of products sold and services provided for RMS for the six months ended June 26, 2010 was $193.7 million, an increase of $6.0 million, or 3.2%, compared to $187.7 million for the six months ended June 27, 2009. Cost of products sold and services provided as a percentage of net sales for the six months ended June 26, 2010 was 57.1% compared to the six months ended June 27, 2009 at 57.4% of net sales. The decrease in cost as a percentage of sales was due to fixed costs with increased sales.

        Preclinical Services.    Cost of services provided for the PCS segment for the six months ended June 26, 2010 was $195.4 million, a decrease of $3.9 million, or 2.0%, compared to $199.3 million for the six months ended June 27, 2009. Cost of services provided as a percentage of net sales was 78.1% for the six months ended June 26, 2010, compared to 70.6% for the six months ended June 27, 2009. The increase in cost of products sold and services provided as a percentage of net sales was primarily due to lower pricing and severance costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the six months ended June 26, 2010 were $129.4 million, an increase of $10.7 million, or 8.9%, from $118.7 million for the six months ended June 27, 2009. Selling, general and administrative expenses for the six months ended June 26, 2010 were 21.9% of net sales compared to 19.5% of net sales for the six months ended June 27, 2009. The increase in selling, general and administrative expenses as a percent of sales was primarily due to the lower sales.

        Research Models and Services.    Selling, general and administrative expenses for RMS for the six months ended June 26, 2010 were $44.7 million, an increase of $6.1 million, or 15.9%, compared to $38.6 million for the six months ended June 27, 2009. Selling, general and administrative expenses increased as a percentage of sales to 13.2% for the six months ended June 26, 2010 from 11.8% for the six months ended June 27, 2009. The increase in selling, general and administrative expenses as a percent of sales was primarily due to the reinstatement of wage increases coupled with larger allocations of corporate Marketing and IT costs.

        Preclinical Services.    Selling, general and administrative expenses for the PCS segment for the six months ended June 26, 2010 were $40.7 million, a decrease of $4.8 million, or 10.6%, compared to $45.5 million for the six months ended June 27, 2009. Selling, general and administrative expenses for the six months ended June 26, 2010 increased to 16.3% of net sales compared 16.1% for the six months ended June 27, 2009, due mainly to lower sales.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various costs primarily related to activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions was $44.0 million for the six months ended June 26, 2010, compared to $34.6 million for the six months ended June 27, 2009. The increase in unallocated corporate overhead during the first half of 2010 was due primarily to costs related to the evaluation of acquisitions and ERP costs, partially offset by cost savings.

        Amortization of Other Intangibles.    Amortization of other intangibles for the six months ended June 26, 2010 was $13.2 million, a decrease of $0.2 million, from $13.4 million for the six months ended June 27, 2009.

        Research Models and Services.    For the six months of 2010, amortization of other intangibles for our RMS segment was $3.7 million, an increase of $1.1 million from $2.6 million for the six months ended June 27, 2009. Amortization expense increased as a percentage of sales to 1.1% for the six months ended June 26, 2010 from 0.8% for the six months ended June 27, 2009 due the acquisitions of Cerebricon, Piedmont Research Center and Medical Supply Company in 2009.

        Preclinical Services.    For the six months ended June 26, 2010, amortization of other intangibles for our PCS segment was $9.5 million, a decrease of $1.3 million from $10.8 million for the six months ended June 27, 2009.

        Operating Income.    Operating income for the six months ended June 26, 2010 was $57.7 million, a decrease of $32.9 million, or 36.3%, from $90.6 million for the six months ended June 27, 2009. Operating income for the six months ended June 26, 2010 was 9.8% of net sales, compared to 14.9% of net sales for the six months ended June 27, 2009.

        Research Models and Services.    For the six months ended June 26, 2010, operating income for our RMS segment was $97.2 million, a decrease of $1.1 million, or 1.1%, from $98.3 million for the six months ended June 27, 2009. Operating income as a percentage of net sales for the six months ended June 26, 2010 was 28.7%, compared to 30.1% for the six months ended June 27, 2009. The decrease in operating income as a percentage of sales was primarily due to higher selling, general and administrative expenses.

        Preclinical Services.    For the six months ended June 26, 2010, operating income for our PCS segment was $4.5 million, a decrease of $22.4 million, or 83.4%, from $26.9 million for the six months ended June 27, 2009. Operating income as a percentage of net sales for the six months ended June 26, 2010 decreased to 1.8%, compared to 9.5% of net sales for the six months ended June 27, 2009. The decrease in operating income as a percentage of net sales was primarily due to lower sales resulting from lower pricing.

        Interest Expense.    Interest expense for the six months ended June 26, 2010 was $13.1 million, compared to $10.6 million for the six months ended June 27, 2009. The increase was due to increased interest expense on the convertible debt and reduced capitalized interest, as well as the accrual of a commitment fee related to the financing for the WuXi acquisition, partially offset by lower debt balances and lower interest rates on outstanding debt.

        Interest Income.    Interest income for the six months ended June 26, 2010 was $0.7 million compared to $1.0 million for the six months ended June 27, 2009, primarily due to lower cash balances and lower interest rates on invested funds.

        Income Taxes.    Income tax expense for the six months ended June 26, 2010 was $13.0 million, a decrease of $10.8 million compared to $23.8 million for the six months ended June 27, 2009. Our effective tax rate was 29.5% for the six months ended June 26, 2010, compared to 28.9% for the six months ended June 27, 2009. The increase in the effective tax rate for the six months ended June 26, 2010 was primarily due to the cost accrued in the first six months of 2010 to repatriate approximately $27 million of non-U.S. earnings that were previously considered to be permanently reinvested. This cost was partially offset by benefits resulting from changes in mix of earnings from operations, transaction costs deducted in the first six months of 2010, and an increase in tax rate benefits from Canadian tax credits.

        Net Income attributable to common shareowners.    Net income attributable to common shareowners for the six months ended June 26, 2010 was $31.8 million, compared to the six months ended June 27, 2009 of $59.6 million.

Liquidity and Capital Resources

        The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our condensed consolidated statements of cash flows.

        Our principal sources of liquidity have been our cash flow from operations, our marketable securities and our revolving line of credit arrangements.

        As of June 26, 2010, we had $28.3 million in marketable securities with $11.7 million in time deposits and $16.5 million in auction rate securities rated AAA by a major credit rating agency. Our auction rate securities are guaranteed by U.S. federal agencies. In June, we received notice of a full call on certain of our auction rate securities at par value of $5.5 million and received the proceeds in early July. The current overall credit concerns in the capital markets as well as the failed auction status of these securities have impacted our ability to liquidate our auction rate securities. If the auctions for the securities we own continue to fail, the investment may not be readily convertible to cash until a future auction of these investments is successful. Based on our ability to access our cash and other short-term investments, our expected operating cash flows and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

        In 2006, we issued $350.0 million of 2.25% Convertible Senior Notes (the 2013 Notes) due in 2013. At June 26, 2010, the fair value of our outstanding 2013 Notes was approximately $339.2 million based on their quoted market value. During the second quarter of 2010, no conversion triggers were met.

        On July 29, 2010, we signed a Mutual Termination of Acquisition Agreement (termination agreement) with WuXi PharmaTech (Cayman) Inc. (WuXi) to terminate our previously announced acquisition agreement. The termination agreement provides for us to pay WuXi a $30 million breakup fee for full satisfaction of the parties' obligations under the acquisition agreement and includes mutual releases of any claims and liabilities arising out of or relating to the acquisition agreement. As a result of the termination of the acquisition agreement, the special meeting of Charles River stockholders to be held on August 5, 2010 has been canceled.

        On July 29, 2010, our Board of Directors authorized a $500 million stock repurchase program. We are currently exploring alternatives for timely execution. The stock purchases may be made from time to time through a variety of methods, including open market repurchases such as block trades, 10b5-1 plans or otherwise in compliance with Rule 10b-18 of the federal securities laws and/or privately negotiated transactions. Funds for the repurchases are expected to come from cash on hand, cash generated by operations, our existing credit facilities or other financings. We have previously repurchased approximately 11 million shares under our prior $600 million stock repurchase authorization which has been canceled.

        Cash and cash equivalents totaled $219.1 million at June 26, 2010, compared to $182.6 million at December 26, 2009.

        Net cash provided by operating activities for the six months ending June 26, 2010 and June 27, 2009 was $83.8 million and $107.3 million, respectively. The decrease in cash provided by operations was primarily due to changes in accounts receivable and lower earnings. Our days sales outstanding (DSO) increased to 51 days as of June 26, 2010 compared to 43 days as of December 26, 2009, and 41 days as of June 27, 2009. The increase in our DSO was primarily driven by slower collections and decreased deferred revenue. Our allowance for doubtful accounts was $5.2 million as of June 26, 2010 compared to $5.0 million as of December 27, 2009 and $4.6 million as of June 27, 2009. Our DSO includes deferred revenue as an offset to accounts receivable in the calculation.

        Net cash provided by (used in) investing activities for the six months ending June 26, 2010 and June 27, 2009 was $23.5 million and ($149.0) million, respectively. Our capital expenditures during the first six months of 2010 were $17.7 million, of which $11.2 million was related to RMS and $6.5 million to PCS. For 2010, we project capital expenditures to be in the range of $60-$70 million. We anticipate that future capital expenditures will be funded by operating activities, marketable securities and existing credit facilities. During the first half of 2010, we sold $56.5 million of marketable securities.

        Net cash used in financing activities for the six months ending June 26, 2010 and June 27, 2009 was $63.2 million and $44.4 million, respectively. Payments on long-term debt and revolving credit agreements were $63.7 million and $17.3 million for the six months ending June 26, 2010 and June 27, 2009, respectively. During the first six months of 2009, we purchased $45.2 million of treasury stock.

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

        In January 2010, the FASB issued an accounting standard update that requires new disclosures related to fair value measurements. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), an entity should present separately information about purchases, sales, issuances and settlements on a gross basis rather than as one net number. This update also clarifies existing disclosures by requiring fair value measurement disclosures for each class of assets and liabilities as well as disclosures about inputs and valuation techniques for fair value measurements that fall into Level 2 or Level 3. This update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plans that changes the terminology from major categories of assets to classes of assets. This update was effective for us on December 27, 2009 and has increased the fair value disclosures made in our consolidated financial statements.

        In February 2010, the FASB issued an accounting standard update to eliminate inconsistencies and outdated provisions in U.S. GAAP and provided needed clarifications. The clarification of guidance on embedded derivatives and hedging was effective for us on December 27, 2009 and had no impact on our consolidated financial statements. The amendments to guidance on accounting for income taxes in a reorganization was effective for reorganizations on or after December 28, 2008 and had no impact on our consolidated financial statements. All other amendments are effective as of March 28, 2010 and had no impact on our consolidated financial statements.

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

        In March 2010, the FASB issued an accounting standard update for entities that enter into contracts containing an embedded credit derivative feature. This update is effective for us on June 27, 2010 and has had no impact on our consolidated financial statements.

        In April 2010, the FASB issued an accounting standard update to provide guidance on defining a milestone in regards to revenue recognition, and for determining whether the milestone method of revenue recognition is appropriate. An entity can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all the criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The amendment will be effective for us on December 26, 2010.

Off-Balance Sheet Arrangements

        The conversion features of our 2013 Notes are equity-linked derivatives. As such, we recognize these instruments as off-balance sheet arrangements. Because the conversion features associated with these notes are indexed to our common stock and classified in stockholders' equity, these instruments are not accounted for as derivatives.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Certain of our financial instruments are subject to market risks, including interest rate risk and foreign currency exchange rates. We generally do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk

        We have entered into two credit agreements, the amended and restated credit agreement dated July 31, 2006 (credit agreement) and the $50 million credit agreement. Our primary interest rate exposure results from changes in LIBOR or the base rates which are used to determine the applicable interest rates under our term loans and revolving credit facility in the credit agreement and in the $50 million credit agreement. Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $2.8 million on a pre-tax basis. The book value of our debt approximates fair value.

        We issued $350 million of the 2013 Notes in a private placement in the second quarter of 2006. The Convertible 2013 Notes bear an interest rate of 2.25%. The fair market value of the outstanding notes was $339.2 million on June 26, 2010.

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

        During 2010, we have utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on customer transactions and certain balance sheet items. There were no foreign exchange contracts open as of June 26, 2010.

Item 4.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934 , the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of June 26, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in Internal Controls

        There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 26, 2010 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting except as described below.

        At the start of the first quarter of 2010, we implemented the first phase of our new Enterprise Resource Planning System (ERP) which includes all of our United States locations. As a result of the system changes, several of our internal controls over processes were modified and/or redesigned and included in the scope of management's assessment of its internal controls over financial reporting. This implementation of the ERP is not in response to any identified deficiency or weakness in our internal control over financial reporting and we will continue to implement the ERP in other locations in future phases. We continued the plan roll out for our ERP with the implementation in our PCS Montreal and PCS Scotland locations at the start of the third quarter 2010.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On July 29, 2010, our Board of Directors authorized a $500 million stock repurchase program. We are currently exploring alternatives for timely execution. The stock purchases may be made from time to time through a variety of methods, including open market repurchases such as block trades, 10b5-1 plans or otherwise in compliance with Rule 10b-18 of the federal securities laws and/or privately negotiated transactions. Funds for the repurchases are expected to come from cash on hand, cash generated by operations, our existing credit facilities or other financings. We have previously repurchased approximately 11 million shares under our prior $600 million stock repurchase authorization which has been canceled.

        Additionally, the Company's Incentive Plans permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, during the quarter ended June 26, 2010, the Company acquired 1,904 shares for $0.07 million as a result of such withholdings.

Item 6.    Exhibits

  (a)
  Exhibits.

10.1	Charles River Laboratories Corporate Officer Separation Plan (revised April 2010). Filed herewith.+
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Filed herewith.
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Filed herewith.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Filed herewith.
101
The following materials from the Form 10-Q for the quarter ended June 26, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Changes in Equity and (v) Notes to Unaudited, Condensed Consolidated Interim Financial Statements.

+
Management contract or compensatory plan, contract or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
August 3, 2010	/s/ JAMES C. FOSTER James C. Foster Chairman, President and Chief Executive Officer
August 3, 2010	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer