Form 10-Q
period 2010-09-25
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2010-11-04
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2010
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

        As of October 15, 2010, there were 57,720,230 shares of the registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended September 25, 2010

Special Note on Factors Affecting Future Results

        This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. (Charles River) that are based on current expectations, estimates, forecasts, and projections about the industries in which Charles River operates and the beliefs and assumptions of our management. Words such as "expect," "anticipate," "target," "goal," "project," "intend," "plan," "believe," "seek," "estimate," "will," "likely," "may," "designed," "would," "future," "can," "could" and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on current expectations and beliefs of Charles River and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: future demand for drug discovery and development products and services, including the outsourcing of these services; present spending trends and other cost reduction activities by our customers (particularly in light of the challenging economic environment); future actions by our management; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of our revenues; our cost structure; the impact of acquisitions and dispositions; the timing of the opening of new and expanded facilities; our expectations with respect to sales growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (including without limitation our Lean Sigma Six program and our ERP project); changes in our expectations regarding future stock option, restricted stock, and other equity grants to employees and directors; changes in our expectations regarding our stock repurchases (including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares); expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our cash flow and liquidity. In addition, these statements include the impact of economic and market conditions on our customers; the effects of our 2009 and 2010 cost-saving actions and other actions designed to manage expenses, operating costs and capital spending and to streamline efficiency (including the expected impact of the actions taking place in the fourth quarter of 2010 and our ability to execute these actions effectively and on a timely basis); the timing of our repatriation of accumulated income earned outside the United States and the ability of Charles River to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 26, 2009 under the section entitled "Our Strategy," the section entitled "Risks Related to Our Business and Industry," the section of this Quarterly Report on Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

Part I. Financial Information

Item 1.    Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except per share amounts)

	Three Months Ended
	September 25, 2010	September 26, 2009
Net sales related to products	$108,684	$113,444
Net sales related to services	167,397	184,041

Total net sales	276,081	297,485
Costs and expenses
Cost of products sold	62,175	62,416
Cost of services provided	123,051	128,505
Selling, general and administrative	49,221	54,129
Termination fee	30,000	—
Amortization of intangibles	6,521	7,988

Operating income	5,113	44,447
Other income (expense)
Interest income	243	284
Interest expense	(12,641)	(5,572)
Other, net	(1,647)	1,281

Income (loss) from continuing operations before income taxes	(8,932)	40,440
Provision for income taxes	16,302	6,900

Income (loss) from continuing operations, net of tax	(25,234)	33,540
Income from discontinued operations, net of tax	—	3,451

Net income (loss)	(25,234)	36,991
Less: Net loss attributable to noncontrolling interests	(293)	(322)

Net income (loss) attributable to common shareowners	$(24,941)	$37,313

Earnings (loss) per common share:
Basic:
Continuing operations	$(0.40)	$0.52
Discontinued operations	—	0.05
Net income (loss) attributable to common shareowners	$(0.40)	$0.57
Diluted:
Continuing operations	$(0.40)	$0.52
Discontinued operations	—	0.05
Net income (loss) attributable to common shareowners	$(0.40)	$0.57

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except per share amounts)

	Nine Months Ended
	September 25, 2010	September 26, 2009
Net sales related to products	$345,068	$348,828
Net sales related to services	520,462	558,342

Total net sales	865,530	907,170
Costs and expenses
Cost of products sold	188,553	190,168
Cost of services provided	385,841	387,755
Selling, general and administrative	178,589	172,889
Termination fee	30,000	—
Amortization of intangibles	19,728	21,356

Operating income	62,819	135,002
Other income (expense)
Interest income	902	1,322
Interest expense	(25,753)	(16,156)
Other, net	(2,794)	2,584

Income from continuing operations before income taxes	35,174	122,752
Provision for income taxes	29,313	30,688

Income from continuing operations, net of tax	5,861	92,064
Income from discontinued operations, net of tax	—	3,451

Net income	5,861	95,515
Less: Net loss attributable to noncontrolling interests	(1,034)	(1,357)

Net income attributable to common shareowners	$6,895	$96,872

Earnings per common share:
Basic:
Continuing operations	$0.11	$1.43
Discontinued operations	—	0.05
Net income attributable to common shareowners	$0.11	$1.48
Diluted:
Continuing operations	$0.11	$1.42
Discontinued operations	—	0.05
Net income attributable to common shareowners	$0.11	$1.47

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands, except per share amounts)

	September 25, 2010	December 26, 2009
Assets
Current assets
Cash and cash equivalents	$137,433	$182,574
Trade receivables, net	216,740	196,947
Inventories	100,759	102,723
Other current assets	72,365	113,357

Total current assets	527,297	595,601
Property, plant and equipment, net	838,559	865,743
Goodwill, net	504,772	508,235
Other intangibles, net	140,003	160,292
Deferred tax asset	4,912	18,978
Other assets	64,730	55,244

Total assets	$2,080,273	$2,204,093

Liabilities and Equity
Current liabilities
Current portion of long-term debt and capital leases	$17,816	$35,413
Accounts payable	33,067	31,232
Accrued compensation	46,051	45,522
Deferred revenue	62,145	72,390
Accrued liabilities	62,580	49,997
Other current liabilities	15,720	15,219

Total current liabilities	237,379	249,773
Long-term debt and capital leases	701,075	457,419
Other long-term liabilities	103,651	123,077

Total liabilities	1,042,105	830,269
Commitments and contingencies
Shareowners' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 77,549,268 issued and 57,712,482 shares outstanding at September 25, 2010 and 77,106,847 issued and 65,877,218 shares outstanding at December 26, 2009	775	771
Capital in excess of par value	1,961,066	2,038,455
Accumulated deficit	(231,598)	(238,493)
Treasury stock, at cost, 19,836,786 shares and 11,229,629 shares at September 25, 2010 and December 26, 2009, respectively	(725,525)	(470,527)
Accumulated other comprehensive income	36,254	45,037

Total shareowners' equity	1,040,972	1,375,243

Noncontrolling interests	(2,804)	(1,419)

Total equity	1,038,168	1,373,824

Total liabilities and equity	$2,080,273	$2,204,093

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Nine Months Ended
	September 25, 2010	September 26, 2009
Cash flows relating to operating activities
Net income	$5,861	$95,515
Less: Gain from discontinued operations	—	3,451

Income from continuing operations	5,861	92,064
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	71,999	69,708
Non-cash compensation	21,443	18,132
Deferred tax	1,647	9,809
Other, net	18,194	13,478
Changes in assets and liabilities:
Trade receivables	(21,790)	5,629
Inventories	1,804	(1,636)
Other assets	(7,299)	(5,851)
Accounts payable	3,355	(6,162)
Accrued compensation	893	(13,768)
Deferred revenue	(10,245)	(13,981)
Accrued liabilities	11,443	(5,895)
Other liabilities	4,117	(6,249)

Net cash provided by operating activities	101,422	155,278

Cash flows relating to investing activities
Acquisition of businesses, net of cash acquired	—	(83,593)
Capital expenditures	(26,853)	(63,527)
Purchases of investments	(26,603)	(53,958)
Proceeds from sale of investments	68,433	50,429
Other, net	2,405	3,494

Net cash provided by (used in) investing activities	17,382	(147,155)

Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	577,834	18,000
Payments on long-term debt, capital lease obligation and revolving credit agreement	(364,782)	(45,503)
Purchase of treasury stock and Accelerated Stock Repurchase Program	(356,421)	(45,770)
Other, net	(10,171)	601

Net cash used in financing activities	(153,540)	(72,672)

Discontinued operations
Net cash provided by operating activities	—	7,606

Net cash provided by discontinued operations	—	7,606

Effect of exchange rate changes on cash and cash equivalents	(10,405)	5,549

Net change in cash and cash equivalents	(45,141)	(51,394)
Cash and cash equivalents, beginning of period	182,574	243,592

Cash and cash equivalents, end of period	$137,433	$192,198

Supplemental cash flow information
Capitalized interest	$—	$1,998

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

(dollars in thousands)

	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Treasury Stock	Noncontrolling Interest
Balance at December 26, 2009	$1,373,824	$(238,493)	$45,037	$771	$2,038,455	$(470,527)	$(1,419)
Components of comprehensive income, net of tax:
Net income	5,861	6,895	—	—	—	—	(1,034)
Foreign currency translation adjustment	(9,899)	—	(9,818)	—	—	—	(81)
Amortization of pension, net gain/loss and prior service cost	260	—	260	—	—	—	—
Unrealized loss on marketable securities	775	—	775	—	—	—	—

Total comprehensive income	$(3,003)	—	—	—	—	—	$(1,115)
Dividends paid noncontrolling interest	(270)	—	—	—	—	—	(270)
Tax detriment associated with stock issued under employee compensation plans	(538)	—	—	—	(538)	—	—
Issuance of stock under employee compensation plans	3,133	—	—	4	3,129	—	—
Acquisition of treasury shares	(254,998)	—	—	—	—	(254,998)	—
Accelerated Stock Repurchase equity instrument	(101,423)	—	—	—	(101,423)	—	—
Stock-based compensation	21,443	—	—	—	21,443	—	—

Balance at September 25, 2010	$1,038,168	$(231,598)	$36,254	$775	$1,961,066	$(725,525)	$(2,804)

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

2. Restructuring and Contract Termination Costs

        We implemented headcount reductions to improve operating efficiency and profitability at various sites including Shrewsbury, Massachusetts, in the first quarter of 2010 and Arkansas during 2009. As of September 25, 2010, $3,055 was included in accrued compensation and $531 in other long-term liabilities on our consolidated balance sheet related to these actions.

        During the first nine months of 2010, we recorded severance charges of $5,571 related primarily to the suspension of operations at our Preclinical Services facility in Shrewsbury, Massachusetts, of which $4,547 is included in cost of sales and $1,024 in selling, general and administrative expense. At this time we do not anticipate an asset impairment on the Shrewsbury facility. Additionally, we recorded impairments related to our Arkansas facility of $1,348 during the first nine months of 2010.

	Nine Months Ended
Severance and Retention Costs	September 25, 2010	September 26, 2009
Beginning balance	$4,496	$639
Expense	5,571	11,261
Payments/utilization	(6,481)	(6,197)

Ending balance	$3,586	$5,703

3. Supplemental Balance Sheet Information

        The composition of trade receivables is as follows:

	September 25, 2010	December 26, 2009
Customer receivables	$187,837	$169,354
Unbilled revenue	34,251	32,595

Total	222,088	201,949
Less allowance for doubtful accounts	(5,348)	(5,002)

Net trade receivables	$216,740	$196,947

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Supplemental Balance Sheet Information (Continued)

        The composition of inventories is as follows:

	September 25, 2010	December 26, 2009
Raw materials and supplies	$14,146	$15,262
Work in process	17,368	17,178
Finished products	69,245	70,283

Inventories	$100,759	$102,723

        The composition of other current assets is as follows:

	September 25, 2010	December 26, 2009
Prepaid assets	$27,198	$21,182
Deferred tax asset	19,501	21,654
Marketable securities	14,241	56,436
Prepaid income tax	11,196	13,846
Restricted cash	229	239

Other current assets	$72,365	$113,357

        The composition of net property, plant and equipment is as follows:

	September 25, 2010	December 26, 2009
Land	$40,288	$39,402
Buildings	753,944	755,607
Machinery and equipment	329,743	319,912
Leasehold improvements	40,241	38,853
Furniture and fixtures	11,464	11,455
Vehicles	5,474	5,595
Computer hardware and software	105,579	53,654
Construction in progress	44,873	86,272

Total	1,331,606	1,310,750
Less accumulated depreciation	(493,047)	(445,007)

Net property, plant and equipment	$838,559	$865,743

        Depreciation is calculated using a straight-line method based on estimated useful lives of the assets. Computer hardware and software is depreciated over 3 to 8 years. Depreciation expense for the nine months ended September 25, 2010 and September 26, 2009 was $52,271 and $48,352, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Supplemental Balance Sheet Information (Continued)

        The composition of other assets is as follows:

	September 25, 2010	December 26, 2009
Deferred financing costs	$11,896	$3,679
Cash surrender value of life insurance policies	30,088	25,099
Long-term marketable securities	11,301	16,212
Other assets	11,445	10,254

Other assets	$64,730	$55,244

        The composition of other current liabilities is as follows:

	September 25, 2010	December 26, 2009
Accrued income taxes	$11,681	$13,623
Current deferred tax liability	1,103	1,174
Accrued interest and other	2,936	422

Other current liabilities	$15,720	$15,219

        The composition of other long-term liabilities is as follows:

	September 25, 2010	December 26, 2009
Deferred tax liability	$38,906	$42,867
Long-term pension liability	28,555	32,516
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	23,778	22,889
Other long-term liabilities	12,412	24,805

Other long-term liabilities	$103,651	$123,077

4. Termination Fee—WuXi PharmaTech

        On July 29, 2010, we signed a termination agreement with WuXi PharmaTech (Cayman) Inc. (WuXi) to terminate the previously announced acquisition agreement. In accordance with the terms of the termination agreement, on July 29, 2010, we paid WuXi a $30,000 termination fee for full satisfaction of the parties' obligations under the acquisition agreement. The termination agreement also included mutual releases of any claims and liabilities arising out of or relating to the acquisition agreement.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

5. Marketable Securities

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	September 25, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$14,241	$—	$—	$14,241
Auction rate securities	11,974	—	(673)	11,301

	$26,215	$—	$(673)	$25,542

	December 26, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$9,022	$—	$—	$9,022
Mutual fund	47,615	—	(201)	47,414
Auction rate securities	17,460	—	(1,248)	16,212

	$74,097	$—	$(1,449)	$72,648

        As of September 25, 2010, we held $11,301 in auction rate securities which are variable rate debt instruments, which bear interest rates that reset approximately every 35 days. The auction rate securities owned were rated AAA by a major credit rating agency and are guaranteed by the Federal Family Education Loan Program (FFELP). The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. In June 2010, we received notice of a full call redemption on one of our auction rate securities at par value and received the amount of $5,500 in July 2010.

        Maturities of debt securities were as follows:

	September 25, 2010		December 26, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$14,241	$14,241	$9,022	$9,022
Due after one year through five years	—	—	—	—
Due after ten years	11,974	11,301	17,460	16,212

	$26,215	$25,542	$26,482	$25,234

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

        On September 14, 2010 we entered into a fair market value hedge contract with a bank. The terms of this contract are for the bank to deliver 62,637 Canadian dollars, currently valued at $60,220, to us on August 25, 2011, and for us to deliver 46,940 Euro, currently valued at $62,886, to our bank on the same date. We have recorded a liability on our balance sheet and a charge on our statement of income of $2,666, based on current foreign exchange rates, to represent the loss that would be incurred if the hedge were to be settled as of September 25, 2010.

        Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 25, 2010 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Time deposits	$—	$14,241	$—	$14,241
Auction rate securities	—	—	11,301	11,301
Fair value of life policies	—	24,694	—	24,694

Total assets	$—	$38,935	$11,301	$50,236

Contingent consideration	—	—	6,770	6,770
Hedge contract		2,666		2,666

Total liabilities	$—	$2,666	$6,770	$9,436

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

  •
  Auction rate securities—Valued at fair value by management in part utilizing an independent valuation reviewed by management which used pricing models and discounted cash flow methodologies incorporating assumptions that reflect the assumptions a marketplace participant would use at September 25, 2010.

  •
  Life policies—Valued at cash surrender value.

  •
  Contingent consideration—Consists of payments based on certain agreed upon revenue and technical milestones valued using the income approach. Key assumptions included a discount rate of 18% and probability adjustments ranging from 60% to 85%.

  •
  Hedge contract—Valued at fair value by the bank; valuations were based on calculations and foreign exchange rates, which were reviewed by management.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

6. Fair Value (Continued)

        The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 25, 2010 and September 26, 2009.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine months ended
Auction rate securities	September 25, 2010	September 26, 2009
Beginning balance	$16,212	$18,958
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in earnings (other expenses)	15	(40)
Included in other comprehensive income	574	892
Purchases, issuances and settlements	(5,500)	(3,675)

Ending balance	$11,301	$16,135

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine months ended
Contingent Consideration	September 25, 2010	September 26, 2009
Beginning balance	$9,300	$—
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in (earnings) other expenses	(2,530)	—
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	9,100

Ending balance	$6,770	$9,100

        Based upon financial projections, during the third quarter of 2010 we adjusted the fair value of the contingent consideration attributable to the acquisition of the Systems Pathology Company, LLC (SPC).

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Goodwill and Other Intangible Assets

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	September 25, 2010			December 26, 2009
	Gross Carrying Amount	Accumulated Amortization & Impairment loss	Net Amount	Gross Carrying Amount	Accumulated Amortization & Impairment loss	Net Amount
Goodwill	$1,217,561	$(712,789)	$504,772	$1,221,100	$(712,865)	$508,235

Other intangible assets not subject to amortization:
Research models	3,438	—	3,438	3,438	—	3,438
PCS in process R&D	14,000	—	14,000	14,000	—	14,000
Other intangible assets subject to amortization:
Backlog	2,886	(2,102)	784	2,961	(2,011)	950
Customer relationships	314,543	(194,588)	119,955	313,021	(173,707)	139,314
Customer contracts	15,259	(15,259)	—	15,259	(15,259)	—
Trademarks and trade names	5,081	(4,562)	519	5,081	(4,338)	743
Standard operating procedures	657	(657)	—	657	(643)	14
Other identifiable intangible assets	6,915	(5,608)	1,307	6,935	(5,102)	1,833

Total other intangible assets	$362,779	$(222,776)	$140,003	$361,352	$(201,060)	$160,292

        The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

		Adjustments to Goodwill
	Balance at December 26, 2009	Acquisitions	Foreign Exchange/ Other	Balance at September 25, 2010
Research Models and Services
Gross carrying amount	$58,734	$—	$(598)	$58,136
Accumulated amortization	(4,875)	—	76	(4,799)
Preclinical Services
Gross carrying amount	1,162,366	—	(2,941)	1,159,425
Accumulated impairment loss	(700,000)	—	—	(700,000)
Accumulated amortization	(7,990)	—	—	(7,990)
Total
Gross carrying amount	$1,221,100	$—	$(3,539)	$1,217,561
Accumulated impairment loss	(700,000)	—	—	(700,000)
Accumulated amortization	(12,865)	—	76	(12,789)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Long-Term Debt

Long-Term Debt

        Long-term debt consists of the following:

	September 25, 2010	December 26, 2009
2.25% Senior convertible debentures:
Principal	$349,995	$349,995
Unamortized debt discount	(38,933)	(48,597)

Net carrying amount of senior convertible debentures	311,062	301,398
Term loan facilities	407,572	100,433
Revolving credit facility	—	90,000
Other debt, represents secured and unsecured promissory notes, interest rates ranging from 0% to 0.5% and 0% to 0.5% at September 25, 2010 and December 26, 2009, respectively, maturing between 2010 and 2012	130	792

Total debt	718,764	492,623
Capital leases	127	209

Total debt and capital leases	718,891	492,832
Less: current portion of long-term debt and capital leases	(17,816)	(35,413)

Long-term debt and capital leases	$701,075	$457,419

        On August 26, 2010, we amended and restated our $428,000 credit agreement to (1) pay off loans outstanding under the $428,000 credit agreement, (2) extend the maturity date under this new $750,000 credit facility to August 26, 2015 and (3) terminate and payoff the remaining term loan under our $50,000 credit agreement. The $750,000 credit agreement, which has a maturity date of August 26, 2015, provides for a $230,000 U.S. term loan, a 133,763 Euro term loan and a $350,000 revolver. Under specified circumstances, we have the ability to increase the term loans and/or revolving line of credit by up to $250 million in the aggregate. The company wrote off $192 of deferred financing cost associated with the $428,000 and $50,000 credit agreements. Financing costs associated with the new $750,000 credit agreement were $14,109, of which $9,567 was capitalized as deferred financing costs and will amortize over 5 years, and $4,542 was expensed. Our obligations under the $750,000 credit agreement are guaranteed by our material domestic subsidiaries and are secured by substantially all of our assets, including a pledge of 100% of the capital stock of our domestic subsidiaries (other than the capital stock of any domestic subsidiary that is treated as a disregarded entity for U.S. federal income tax purposes) and 65% of the capital stock of certain first-tier foreign subsidiaries and domestic disregarded entities, and mortgages on owned real property in the U.S. having a book value in excess of $10,000. The $400,000 term loan facility matures in 20 quarterly installments with the last installment due June 30, 2015. The $350,000 U.S. revolving facility matures on August 26, 2015 and requires no scheduled payment before that date. The interest rates applicable to term loans and revolving loans

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Long-Term Debt (Continued)

under the new $750,000 credit agreement are higher than the interest rates under the prior facilities reflecting current market conditions. The new $750,000 credit agreement contains certain customary representations and warranties, affirmative covenants and events of default.

        The interest rates applicable to term loans and revolving loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50% or (3) the one-month adjusted LIBOR rate plus 1%) plus an applicable interest rate margin based upon the leverage ratio or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio.

        Based on our leverage ratio, the margin range for base rate loans is 0.75% to 1.5% and the margin range for LIBOR based loans is 1.75% to 2.5%. As of September 25, 2010, the interest rate margin for base rate loans was 1.5% and for adjusted LIBOR loans was 2.5%. The book value of our term and revolving loans approximates fair value.

        We pledged the stock of certain subsidiaries as well as certain U.S. assets for our credit agreements. In addition, the credit agreement includes certain customary representations and warranties, events of default, notices of material adverse changes to our business and negative and affirmative covenants including the ratio of consolidated earnings before interest, taxes, depreciation and amortization less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 3.5 to 1.0 as well as the ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization for any period of four consecutive fiscal quarters, of no more than 3.25 to 1 and will step down to 3.0 to 1 effective in the first fiscal quarter ending in 2012. As of September 25, 2010, we were compliant with all financial covenants specified in the credit agreement. We had $4,575 outstanding under letters of credit as of September 25, 2010.

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

        At September 25, 2010, the fair value of our outstanding 2013 Notes was approximately $341,910 based on their quoted market value and no conversion triggers were met.

        Effective December 28, 2008, we adopted a newly issued accounting standard for our 2013 Notes which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that reflects the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Accordingly, $261,508 of the total proceeds from our $350,000 convertible debt was allocated to the liability component, which represents the estimated fair value of similar debt instruments without the conversion option as of June 12, 2006, the date of issuance. The remaining $88,492 was allocated to the equity component. The debt discount of $88,492 will be amortized to interest expense over the seven-year period from June 2006 to June 2013, the expected life of the instrument. In addition, $8,463 of capitalized interest expense was recorded retrospectively and will amortize over a weighted average life of 32 years. Additionally, approximately $1,903 of deferred financing costs capitalized at the time of issuance was reclassified to equity as equity issuance costs and will not be amortized to interest expense. As a result of the establishment of the debt discount as of the date of issuance, the non-current deferred tax asset relating to the original issue discount was reduced by $36,437 as of the date of issuance by offsetting additional paid in capital.

        As of September 25, 2010, $38,933 of debt discount remained and will be amortized over 11 quarters. As of September 25, 2010 and December 26, 2009, the equity component of our convertible debt was $88,492. Interest expense related to our convertible debt of $3,349 and $3,132 for the quarters ended September 25, 2010 and September 26, 2009, respectively, and for the nine months ended September 25, 2010 and September 26, 2009 of $9,664 and $9,038, respectively, yielded an effective interest rate of 6.93% on the liability component. In addition, $1,969 and $5,906 of contractual interest expense was recognized on our convertible debt during the three and nine months ended September 25, 2010 and $1,969 and $5,906 of contractual interest expense was recognized on our convertible debt during the three and nine months ended September 26, 2009.

        Principal maturities of existing debt which excludes unamortized debt discount for the periods set forth in the table below are as follows:

Twelve months ending
September 2011	$17,770
September 2012	56,444
September 2013	396,170
September 2014	82,089
September 2015	205,223

Total	$757,696

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Long-Term Debt (Continued)

        We have capital leases for equipment. These leases are capitalized using interest rates considered appropriate at the inception of each lease. Capital lease obligations amounted to $127 and $210 at September 25, 2010 and December 26, 2009, respectively.

9. Equity

Earnings per Share

        Basic earnings per share for the three and nine months ended September 25, 2010 and September 26, 2009 were computed by dividing earnings available to common shareowners for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for the three months ended September 25, 2010 and the three and nine months ended September 26, 2009 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.

        Options to purchase 5,112,792 shares and 3,349,289 shares were outstanding in each of the three respective months ended September 25, 2010 and September 26, 2009, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase 4,363,966 and 4,150,264 shares were outstanding in each of the respective nine months ended September 25, 2010 and September 26, 2009, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

        Basic weighted average shares outstanding for the three and nine months ended September 25, 2010 and September 26, 2009 excluded the weighted average share impact of 873,126 and 946,910, respectively, of non-vested fixed restricted stock awards.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Equity (Continued)

        The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Numerator:
Income (loss) from continuing operations for purposes of calculating earnings per share	$(24,941)	$33,862	$6,895	$93,421
Loss from discontinued businesses	$—	$3,451	$—	$3,451
Denominator:
Weighted average shares outstanding—Basic	62,597,055	64,985,522	64,344,970	65,391,036
Effect of dilutive securities:
2.25% senior convertible debentures	—	—	—	—
Stock options and contingently issued restricted stock	—	474,140	549,855	327,104
Warrants	—	2,544	—	964

Weighted average shares outstanding—Diluted	62,597,055	65,462,206	64,894,825	65,719,104

Basic earnings per share from continuing operations	$(0.40)	$0.52	$0.11	$1.43
Basic loss per share from discontinued operations	$—	$0.05	$—	$0.05
Diluted earnings per share from continuing operations	$(0.40)	$0.52	$0.11	$1.42
Diluted loss per share from discontinued operations	$—	$0.05	$—	$0.05

        The sum of our quarterly earnings per share does not necessarily equal our earnings per share for the nine months ended September 25, 2010 and September 26, 2009 due to rounding.

Treasury Shares and Accelerated Stock Repurchase Program (ASR)

        On July 29, 2010, our Board of Directors authorized a $500,000 stock repurchase program. Our Board of Directors increased the stock repurchase authorization by $250,000 to $750,000 on October 20, 2010. In order to enable us to facilitate, on a more timely and cost efficient basis, the repurchase of a substantial number of our shares pursuant to that stock repurchase authorization, on August 26, 2010, we entered into an agreement with a third party investment bank to implement an accelerated stock repurchase (ASR) program to repurchase $300,000 of common stock. Under the ASR, we paid $300,000 on August 27, 2010 from cash on hand and available liquidity, including funds borrowed by us under our new amended and restated $750,000 credit facility. The ASR program was recorded as two transactions allocated between the initial purchase of treasury stock and a forward

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Equity (Continued)

contract indexed to our common stock. The initial delivery of 6.0 million treasury shares was recorded at $175,066, the market value at the date of the transaction. We received an additional 750,000 shares under the ASR on September 23, 2010, which were recorded at $23,511, which represented the market value on that date. During the third quarter of 2010, in total, we repurchased 6,750,000 shares under the ASR. The actual number of shares that we will repurchase under the ASR will be determined based on a discount to the daily volume-weighted average prices of our common stock over the course of the calculation period. The calculation period is scheduled to extend for approximately six months, but it may conclude earlier at our bank's option. If the actual number of shares repurchased exceeds the number of shares initially delivered, we will receive a number of additional shares equal to such excess following conclusion of the calculation period. If the actual number of shares repurchased is less than the number of shares initially delivered, we will be required, at election, to either (1) deliver a number of shares approximately equal to the difference or (2) make a cash payment equal to the value of such shares, in either case following conclusion of the calculation period. Our banker has purchased and will continue to trade shares of our common stock in the open market over the life of the ASR. The treasury shares will result in an immediate reduction of shares on our statement of financial position and in our EPS calculation. While the ASR is in effect, we will generally not be permitted to repurchase our common stock in the open market.

        Additionally, during the three months ended September 25, 2010, prior to entering into the ASR, we repurchased 1,759,857 shares for $52,888 through open market repurchases made in reliance on Rule 10b-18. Share repurchases made during the three and nine months ended September 25, 2010 and September 26, 2009 as part of the share repurchase program were as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Number of shares of common stock repurchased	8,509,857	—	8,509,857	1,592,500
Total cost of repurchase	$251,465	$—	$251,465	$42,387

        Additionally, our 2000 Incentive Plan and 2007 Incentive Plan permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the nine months ended September 25, 2010 and September 26, 2009, we acquired 97,300 shares for $3,533 and 76,814 shares for $2,088, respectively, as a result of such withholdings. During the quarters ended September 25, 2010 and September 26, 2009, we acquired 18,674 shares for $568 and 18,532 shares for $606, respectively.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Equity (Continued)

January 22, 2014 over 90 equal increments. The total proceeds from the issuance of the warrants were $65,423.

        A summary of the changes in equity for the nine months ended September 25, 2010 and September 26, 2009 is provided below:

	Nine Months Ended
	September 25, 2010			September 26, 2009
	Shareowners' Equity	Noncontrolling Interest	Total Equity	Shareowners' Equity	Noncontrolling Interest	Total Equity
Equity, beginning of the period	$1,375,243	$(1,419)	$1,373,824	$1,241,286	$422	$1,241,708
Components of comprehensive income, net of tax:
Net income	6,895	(1,034)	5,861	96,872	(1,357)	95,515
Foreign currency translation adjustment	(9,818)	(81)	(9,899)	38,269	—	38,269
Amortization of pension, net gain/loss and prior service cost	260	—	260	1,045	—	1,045
Unrealized loss on marketable securities	775	—	775	892	—	892

Total comprehensive income	(1,888)	(1,115)	(3,003)	137,078	(1,357)	135,721
Dividends paid noncontrolling interest	—	(270)	(270)	—	—	—
Tax detriment associated with stock issued under employee compensation plans	(538)	—	(538)	(2,284)	—	(2,284)
Issuance of stock under employee compensation plans	3,133	—	3,133	357	—	357
Exercise of warrants	—	—	—	16	—	16
Acquisition of treasury shares	(254,998)	—	(254,998)	(44,476)	—	(44,476)
Acquisition of ASR equity instrument	(101,423)	—	(101,423)	—	—	—
Stock-based compensation	21,443	—	21,443	18,132	—	18,132

Equity, end of the period	$1,040,972	$(2,804)	$1,038,168	$1,350,109	$(935)	$1,349,174

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

10. Income Taxes

        The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Income (loss) from continuing operations before income taxes	$(8,932)	$40,440	$35,174	$122,752
Effective tax rate	(182.5)%	17.1%	83.3%	25.0%
Provision for income taxes	$16,302	$6,900	$29,313	$30,688

        Our overall effective tax rate was (182.5)% in the third quarter of 2010 and 17.1% in the third quarter of 2009. The change was primarily attributable to the $30,000 termination fee associated with termination of the WuXi acquisition which was not benefitted for tax purposes as it was treated as a capital loss, and the cost of changing the Company's indefinite reinvestment assertion with respect to approximately $205,000 of non-U.S. earnings during the third quarter of 2010. These costs were partially offset by benefits recognized during the third quarter of 2010 resulting from changes in the mix of earnings from operations, and an increase in tax rate benefits from the Canadian Scientific Research and Experimental Development credits (SR&ED credits). In addition, the effective tax rate for the third quarter of 2009 was reduced due to discrete benefits recorded during the quarter, most notably a benefit of $1,945 due to the resolution of an audit with the Internal Revenue Service for the years 2004 and 2005 and a benefit of $1,418 due to a provision to return adjustment.

        In accordance with Canadian Federal tax law, we claim SR&ED credits on qualified research and development costs incurred by our Preclinical service facility in Canada in the performance of projects for non-Canadian customers. Additionally, in accordance with the tax law of the United Kingdom, we claim enhanced deductions related to qualified research and development costs incurred by our Preclinical service facility in Edinburgh, Scotland in the performance of certain customer contracts.

        During the third quarter of 2010, our unrecognized tax benefits recorded increased by $1,236 to $21,545 primarily due to ongoing evaluation of uncertain tax positions in the current period and foreign exchange movement. The amount of unrecognized tax benefits that would impact the effective tax rate favorably if recognized increased by $992 to $16,870, and the amount of accrued interest on unrecognized tax benefits increased by $659 to $2,212 in the third quarter of 2010.

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

subsidiary in the Tax Court of Canada (TCC). In the fourth quarter of 2009 and the first quarter of 2010, we filed Notices of Appeal with the TCC and received the Crown's response in the second quarter of 2010. In a related development, during the first quarter of 2010 we received Notices of Reassessment from the Minister of Revenue of Quebec (MRQ) provincial tax authorities with respect to the Quebec Research and Development tax credit. We filed Notices of Objection with the MRQ in the second quarter of 2010. We disagree with the positions taken by the CRA and MRQ with regard to the credits claimed. We believe that it is reasonably possible that we will conclude the controversies with the TCC and MRQ within the next twelve months. We do not believe that resolution of these controversies will have a material impact on our financial position or results of operations. However, pending resolution of the reassessments with the TCC, it is possible that the CRA and MRQ will propose similar adjustments for later years.

        We believe we have appropriately provided for all unrecognized tax benefits.

        During the third quarter of 2010, we executed an agreement to implement an accelerated share repurchase (ASR) program to repurchase $300,000 of common stock. The ASR resulted in a cash need in the United States that was previously unforeseen. In accordance with our policy with respect to the unremitted earnings of our non-U.S. subsidiaries, we evaluated whether a portion of the foreign earnings could be repatriated in order to fund the ASR. We determined that approximately $205,000 of earnings that were previously indefinitely reinvested and approximately $59,000 in basis in our non-U.S. subsidiaries could be repatriated in a substantially tax-free manner. As such, during the third quarter, we changed our indefinite reinvestment assertion with respect to these earnings and accrued the cost to repatriate of $7,335, of which $12,113 is reflected as Income Tax Expense, with an offset of a benefit of $4,778 recorded in the Cumulative Translation Adjustment account. During the third quarter of 2010, we repatriated approximately $292,000 to the U.S. to partially fund the ASR and the $30,000 termination fee. In accordance with our policy, the remaining undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of the third quarter of 2010 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

11. Employee Benefits

        The following table provides the components of net periodic benefit cost for our defined benefit plans:

Pension Benefits

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Service cost	$793	$557	$1,906	$1,656
Interest cost	2,903	2,400	8,398	7,061
Expected return on plan assets	(3,165)	(2,394)	(9,295)	(7,013)
Amortization of prior service cost	(148)	(160)	(447)	(1,107)
Amortization of net loss (gain)	178	309	534	921

Net periodic benefit cost	$561	$712	$1,096	$1,518

Company contributions	$1,913	$1,757	$5,536	$8,376

Supplemental Retirement Benefits

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Service cost	$149	$156	$447	$467
Interest cost	335	371	1,005	1,114
Amortization of prior service cost	124	125	374	374
Amortization of net loss (gain)	38	31	114	94

Net periodic benefit cost	$646	$683	$1,940	$2,049

        During 2010, we expect to contribute a total of $12,972 to our plans.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

12. Stock-Based Compensation

        The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. The following table presents stock-based compensation included in our consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Stock-based compensation expense in:
Cost of sales	$1,838	$1,839	$6,088	$5,398
Selling and administration	4,933	4,160	15,355	12,734

Income before income taxes	6,771	5,999	21,443	18,132
Provision for income taxes	(2,441)	(2,121)	(7,760)	(6,454)

Net income attributable to common shareowners	$4,330	$3,878	$13,683	$11,678

        We did not capitalize any stock-based compensation related costs for the quarters or the nine months ended September 25, 2010 and September 26, 2009.

        The fair value of stock-based awards granted during the first nine months of 2010 and 2009 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Options Granted In:
	2010	2009
Expected life (in years)	4.5	4.5
Expected volatility	34.0%	25.0%
Risk-free interest rate	2.35%	1.87%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$11.96	$6.15

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

12. Stock-Based Compensation (Continued)

Stock Options

        The following table summarizes the stock option activity in the equity incentive plans for the nine months ended September 25, 2010:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 26, 2009	6,216,943	$37.67
Options granted	1,365,280	$37.33
Options exercised	(129,953)	$24.11
Options canceled	(430,145)	$39.73

Options outstanding as of September 25, 2010	7,022,125	$37.73	4.50 years	$14,683

Options exercisable as of September 25, 2010	3,856,047	$40.48	3.56 years	$4,385

        As of September 25, 2010, the unrecognized compensation cost related to 2,944,453 unvested stock options expected to vest was $25,114. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 32 months.

        The total intrinsic value of options exercised during the three and nine months ended September 25, 2010 was $128 and $1,269, respectively. The total intrinsic value of options exercised during the three and nine months ended September 26, 2009 was $726 and $788, respectively. Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price. The total amount of cash received from the exercise of options during the nine months ended September 25, 2010 and September 26, 2009 was $3,133 and $357, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $370 and $276 for the nine months ending September 25, 2010 and September 26, 2009, respectively. A charge of $398 was recorded in capital in excess of par value in the third quarter for the excess of deferred tax assets over the actual tax benefits at option exercise.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

12. Stock-Based Compensation (Continued)

        The following table summarizes the restricted stock activity from December 26, 2009 through September 25, 2010:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding December 26, 2009	896,393	$36.45
Granted	382,150	$37.26
Vested	(330,028)	$37.91
Canceled	(75,389)	$36.47

Outstanding September 25, 2010	873,126	$36.25

        As of September 25, 2010, the unrecognized compensation cost related to 812,007 shares of unvested restricted stock expected to vest was $24,527. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 30 months. The total fair value of restricted stock grants that vested during the three and nine months ended September 25, 2010 was $2,516 and $12,510, respectively. The total fair value of restricted stock grants that vested during the three and nine months ended September 26, 2009 was $2,596 and $13,113, respectively.

Performance Based Stock Award Program

        During the three months ending September 25, 2010 and September 26, 2009, compensation expense of $105 and $106, respectively, was recorded associated with performance based stock awards. During the nine months ending September 25, 2010 and September 26, 2009, compensation expense of $315 and $307, respectively, was recorded associated with these awards.

13. Commitments and Contingencies

        Various lawsuits, claims and proceedings of a nature considered normal to our business are pending against us. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect our consolidated financial statements.

14. Business Segment Information

        We report two segments, Research Models and Services (RMS) and Preclinical Services (PCS). Our RMS segment includes sales of research models, research models services and other products. Research model services include genetically engineered models and services (GEMS); research animal diagnostics services (RADS), discovery and imaging services (DIS) and consulting and staffing services (CSS). Other products include vaccine support and In Vitro products. Our PCS segment includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical, bioanalysis, pharmacokinetics and drug metabolism services as well as Phase I clinical trials.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

14. Business Segment Information (Continued)

        The following table presents sales to unaffiliated customers and other financial information by product line segment.

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Research Models and Services
Net sales	$159,259	$163,313	$498,604	$490,485
Gross margin	64,383	68,623	210,008	208,142
Operating income	42,817	46,131	140,059	144,469
Depreciation and amortization	9,422	9,346	27,954	25,068
Capital expenditures	4,622	8,933	15,827	22,864
Preclinical Services
Net sales	$116,822	$134,172	$366,926	$416,685
Gross margin	26,472	37,941	81,128	121,105
Operating income	3,823	10,044	8,288	36,926
Depreciation and amortization	14,726	15,492	44,045	44,640
Capital expenditures	4,505	9,532	11,025	40,663

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Total segment operating income	$46,640	$56,175	$148,347	$181,395
Unallocated corporate overhead	(41,527)	(11,728)	(85,528)	(46,393)

Consolidated operating income	$5,113	$44,447	$62,819	$135,002

        Net sales for each significant service area are as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Research models	$84,234	$86,879	$267,690	$273,877
Research model services	50,575	49,868	153,536	141,657
Other products	24,450	26,565	77,378	74,951

Total research models	159,259	163,312	498,604	490,485
Total preclinical services	116,822	134,173	366,926	416,685

Total sales	$276,081	$297,485	$865,530	$907,170

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

14. Business Segment Information (Continued)

        A summary of unallocated corporate overhead consists of the following:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Stock-based compensation expense	$3,249	$2,612	$9,864	$8,183
U.S. retirement plans	1,162	1,446	2,819	4,072
Audit, tax and related expenses	659	605	1,858	1,962
Salary and bonus	4,144	2,233	13,443	12,479
Global IT	3,373	1,883	9,950	6,769
Employee health and fringe cost	(1,776)	(725)	(800)	2,856
Consulting and professional services	1,315	334	6,197	960
Depreciation	1,558	—	4,199	—
Severance	470	972	511	2,625
Transaction (acquisition/disposition) costs	29,190	788	36,587	1,610
Other general unallocated corporate expenses	(1,817)	1,580	900	4,877

	$41,527	$11,728	$85,528	$46,393

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

16. Subsequent Events

        In recognition of the continuing softness in demand from our global pharmaceutical clients, we are undertaking certain actions in the fourth quarter of 2010 to align our infrastructure to the current operating environment. The initiatives include a headcount reduction of approximately 4%, including personnel from RMS, PCS and Corporate functions; further reductions of discretionary spending; closure of a leased satellite PCS facility in Laval, Quebec; and consolidation of its Discovery and Imaging Services (DIS) operation in Michigan with its larger facility in North Carolina.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

16. Subsequent Events (Continued)

        The fourth quarter actions are expected to generate annual savings of approximately $40,000 beginning in 2011. We anticipate that we will record a one-time charge associated with these actions of approximately $15,000, principally in the fourth quarter of 2010. The Company has not completed its impairment analysis of intangibles related to the Michigan DIS operation at this time.

        On October 20, 2010, our Board of Directors increased the stock repurchase authorization by $250,000 to $750,000.

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

        The market for our goods and services continues to be in transition, and we are uncertain as to when the unfavorable market demand factors, which continue to negatively impact our results of operations, will abate. These market factors, which have existed since 2008, include: measured spending by major pharmaceutical and biotechnology companies due to the impact of the slower economy; significant impact from consolidations in the pharmaceutical and biotechnology industry; delays in customer decisions and commitments; tight cost constraints by our customers and recognition of excess preclinical capacity within our industry which has resulted in pricing pressure; a focus on late-stage (human) testing as customers endeavor to bring drugs further down the development pipeline to market; and the impact of healthcare reform initiatives. All of these ongoing factors contribute to demand uncertainty and have impacted sales in 2010. As we look forward, we continue to anticipate that demand, particularly for Preclinical Services, will eventually ramp up as our customers reinvigorate their early-stage drug development pipelines, continue to choose outsourcing of services to improve the effectiveness and cost efficiency of their drug development efforts, and reduce their internal capacity through closure of underutilized facilities. However, presently it is challenging to predict the timing associated with these drivers, which we anticipate will have a positive impact on our future results.

        In recognition of the continuing softness in demand from our global pharmaceutical clients, we are undertaking certain actions in the fourth quarter of 2010 to align our infrastructure to the current operating environment. The initiatives include a headcount reduction of approximately 4%, including personnel from RMS, PCS and Corporate functions; further reductions of discretionary spending; closure of a leased satellite PCS facility in Laval, Quebec; and consolidation of its Discovery and Imaging Services (DIS) operation in Michigan with its larger facility in North Carolina.

        The fourth quarter actions are expected to generate annual savings of approximately $40 million beginning in 2011. We anticipate that we will record a one-time charge associated with these actions of approximately $15.0 million, principally in the fourth quarter of 2010. The Company has not completed its impairment analysis of intangibles related to the Michigan DIS operation at this time.

        On July 29, 2010, we signed a termination agreement with Wuxi PharmaTech (Cayman) Inc. (WuXi) to terminate the previously announced acquisition agreement. In accordance with the terms of the termination agreement, on July 29, 2010 we paid WuXi a $30.0 million termination fee for full satisfaction of the parties' obligations under the acquisition agreement. The termination agreement also included mutual releases of any claims and liabilities arising out of or relating to the acquisition agreement.

        On July 29, 2010, our Board of Directors authorized a $500.0 million stock repurchase program. Our Board of Directors increased the stock repurchase program by $250.0 million to $750.0 million on October 20, 2010. In order to enable us to facilitate, on a more timely and cost efficient basis, the repurchase of a substantial number of our shares pursuant to that stock repurchase authorization, on August 26, 2010, we entered into an agreement with a third party investment banker to implement an accelerated stock repurchase (ASR) program to repurchase $300.0 million of common stock. Under the ASR, we paid a purchase price of $300.0 million on August 27, 2010 from cash on hand and available liquidity, including funds borrowed by us under our new amended and restated $750.0 million credit facility. We received an initial delivery on August 27, 2010 of 6.0 million shares of our common stock. The ASR program was recorded as two transactions allocated between the initial purchase of treasury shares and a forward contract indexed to our common stock. We received an additional 750,000 shares under the ASR on September 23, 2010. Through the end of the third quarter, we repurchased a total of 6,750,000 shares under the ASR. The actual number of shares that we will repurchase under the ASR will be determined based on a discount to the daily volume-weighted average prices of our common stock over the course of the calculation period. The calculation period is scheduled to extend for approximately six months, but it may conclude earlier at our banker's option. If the actual number of shares repurchased exceeds the number of shares initially delivered, we will receive from our banker a number of additional shares equal to such excess following conclusion of the calculation period. If the actual number of shares repurchased is less than the number of shares initially delivered, we will be required, at its election, to either (1) deliver a number of shares approximately equal to the difference or (2) make a cash payment equal to the value of such shares, in either case following conclusion of the calculation period. Our banker has purchased and will continue to trade shares of our common stock in the open market over the life of the ASR. The treasury shares will result in an immediate reduction of shares on our statement of financial position and in our EPS calculation. While the ASR is in effect, we will generally not be permitted to repurchase its common stock in the open market. In addition to shares repurchased under the ASR, during the third quarter we repurchased 1,759,857 shares on the open market at a total cost of $52.9 million.

        During the third quarter of 2010, we executed an agreement to implement an accelerated share repurchase (ASR) program to repurchase $300.0 million of common stock. The ASR resulted in a cash need in the United States that was previously unforeseen. In accordance with our policy with respect to the unremitted earnings of our non-U.S. subsidiaries, we evaluated whether a portion of the foreign earnings could be repatriated in order to fund the ASR. We determined that approximately $205.4 million of earnings that were previously indefinitely reinvested and approximately $59.0 million in basis in our non-U.S. subsidiaries could be repatriated in a substantially tax-free manner. As such, during the third quarter, we changed our indefinite reinvestment assertion with respect to these earnings and accrued the cost to repatriate of $7.3 million, of which $12.1 million is reflected as Income Tax Expense, with an offset of a benefit of $4.8 million recorded in the Cumulative Translation Adjustment account. During the third quarter of 2010, we repatriated approximately $292.0 million to the U.S. to partially fund the ASR and the $30.0 million termination fee. In accordance with our policy, the remaining undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of the third quarter of 2010 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.

        On August 26, 2010, we amended and restated our $428.0 million credit agreement to (1) pay off loans outstanding under the $428.0 million credit agreement, (2) extend the maturity date under this new $750.0 million credit facility to August 26, 2015 and (3) terminate and payoff the remaining term loan under our $50.0 million credit agreement. The $750.0 million credit agreement, which has a maturity date of August 26, 2015, provides for a $230.0 million U.S. term loan, a 133.8 million Euro term loan and a $350.0 million revolver. Under specified circumstances, we have the ability to increase the term loans and/or revolving line of credit by up to $250.0 million in the aggregate. Deferred financing costs associated with the new $750.0 million credit agreement were $14.1 million, of which

$9.6 million were capitalized and will amortize over 5 years, and $4.5 million which were expensed. Our obligations under the $750.0 million credit agreement are guaranteed by our material domestic subsidiaries and are secured by substantially all of our assets, including a pledge of 100% of the capital stock of our domestic subsidiaries (other than the capital stock of any domestic subsidiary that is treated as a disregarded entity for U.S. federal income tax purposes) and 65% of the capital stock of certain first-tier foreign subsidiaries and domestic disregarded entities, and mortgages on owned real property in the U.S. having a book value in excess of $10 million. The $400 million term loan facility matures in 20 quarterly installments with the last installment due June 30, 2015. The $350 million U.S. revolving facility matures on August 26, 2015 and requires no scheduled payment before that date. The interest rates applicable to term loans and revolving loans under the new $750.0 million credit agreement are higher than the interest rates under the prior facilities reflecting greater leverage and current market conditions. The new $750.0 million credit agreement contains certain customary representations and warranties, affirmative covenants and events of default.

        The interest rates applicable to term loans and revolving loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50% or (3) the one-month adjusted LIBOR rate plus 1%) plus an applicable interest rate margin based upon the leverage ratio or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio.

        The Company intends to use the funds available under the $750.0 million credit agreement for general corporate purposes, including debt repayment and stock repurchases.

        Total net sales during the third quarter of 2010 were $276.1 million, a decrease of 7.2% over the same period last year. The sales decrease was primarily the result of lower demand for PCS services and moderately slower demand for Research Models and Services (RMS), due to reduced biopharmaceutical spending and the negative effect of foreign currency translation. The effect of foreign currency translation decreased sales by 1.6%. Our gross margin decreased to 32.9% of net sales, compared to 35.8% of net sales for the third quarter of 2009, due primarily to the impact of lower sales. Our operating income for the third quarter of 2010 was $5.1 million compared to $44.4 million for the third quarter of 2009, a decrease of 88.5% due to the WuXi termination fee and a lower gross margin. The operating margin was 1.9% for the third quarter of 2010, compared to 14.9% for the third quarter of 2009.

        Our net loss attributable to common shareholders was $24.9 million for the three months ended September 25, 2010, compared to net income of $37.3 million for the three months ended September 26, 2009. Diluted earnings (loss) per share for the third quarter of 2010 were $(0.40), compared to $0.57 for the third quarter of 2009.

        Total net sales during the nine months ended September 25, 2010 were $865.5 million, a decrease of 4.6% over the same period last year. The sales decrease was due primarily to lower pricing and demand for PCS and moderately slower demand for RMS. The effect of foreign currency translation had a positive impact on sales growth of 0.6%. Our gross margin decreased to 33.6% of net sales for the nine months ended September 25, 2010, compared to 36.3% of net sales for the first nine months of 2009, due primarily to the impact of lower sales and severance costs. Our operating income for the nine months ended September 25, 2010 was $62.8 million compared to $135.0 million for the nine months ended September 26, 2009, a decrease of 53.5% due to the WuXi termination fee and a lower gross margin. Our operating margin was 7.3% for the nine months ended September 25, 2010 compared to 14.9% for the prior year.

        Net income attributable to common shareholders was $6.9 million for the nine months ended September 25, 2010 compared to $96.9 million for the nine months ended September 26, 2009. Diluted earnings per share for the first nine months of 2010 were $0.11 compared to $1.47 for the first nine months of 2009.

        We report two segments: RMS and PCS, which reflect the manner in which our operating units are managed.

        Our RMS segment, which represented 57.7% of net sales in the third quarter of 2010, includes sales of research models, research models services and other products. Research model services include genetically engineered models and services (GEMS), research animal diagnostics services (RADS), discovery and imaging services (DIS) and consulting and staffing services (CSS). Other products include vaccine support and In Vitro products. Net sales for this segment decreased 2.5% compared to the third quarter of 2009, due primarily to unfavorable foreign currency translation of 2.2% as well as lower research model and other product sales, partially offset by higher research model services sales. We experienced decreases in both the gross and operating margin percentages (to 40.4% from 42.0% and to 26.9% from 28.2%, respectively), due mainly to a greater increase in fixed costs relative to sales.

        Sales on a year to date basis for our RMS business segment increased 1.7% compared to the first nine months of 2009. We experienced decreases in both the gross and operating margin percentages (to 42.1% from 42.4% and to 28.1% from 29.5%, respectively), due mainly to a greater increase in fixed costs relative to sales growth.

        Our PCS segment, which represented 42.3% of net sales in the third quarter of 2010, includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical, bioanalysis, pharmacokinetics and drug metabolism services as well as Phase I clinical trials. Sales for this segment decreased 12.9% compared to the third quarter of 2009. The sales decrease was driven by reduced biopharmaceutical spending, which resulted in lower demand for our services, as well as unfavorable foreign currency translation of 0.9%. We experienced decreases in both the PCS gross and operating margin percentages (to 22.7% from 28.3% and to 3.3% from 7.5%, respectively), mainly as a result of a greater proportion of short-term as well as less complex studies which resulted in an unfavorable service mix and the continued impact of lower volumes and prices partially offset by cost savings actions.

        Sales on a year to date basis for our PCS segment decreased 11.9% over the same period last year. Operating income for the first nine months decreased to 2.3% of net sales, compared to 8.9% for the first nine months of 2009.

        Our unallocated corporate headquarters costs increased to $41.6 million in the third quarter of 2010, from $11.8 million in the third quarter of 2009, due to the $30 million termination fee incurred upon termination of the WuXi acquisition agreement.

Three Months Ended September 25, 2010 Compared to Three Months Ended September 26, 2009

        Net Sales.    Net sales for the three months ended September 25, 2010 were $276.1 million, a decrease of $21.4 million, or 7.2%, from $297.5 million for the three months ended September 26, 2009.

        Research Models and Services.    For the three months ended September 25, 2010, net sales for our RMS segment were $159.3 million, a decrease of $4.0 million, or 2.5%, from $163.3 million for the three months ended September 26, 2009, due primarily to unfavorable foreign currency translation of 2.2%. In addition, higher research model services sales were offset by lower research model and other product sales.

        Preclinical Services.    For the three months ended September 25, 2010, net sales for our PCS segment were $116.8 million, a decrease of $17.4 million, or 12.9%, from $134.2 million for the three months ended September 26, 2009. The decrease in PCS sales was primarily due to lower volumes and pricing for preclinical services as well as a greater proportion of short-term as well as less complex studies and lower Phase I sales, partially offset by unfavorable foreign currency translation which decreased our net sales by 0.9%.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided during the third quarter of 2010 was $185.3 million, a decrease of $5.7 million, or 3.0%, from $191.0 million during the third quarter of 2009. Cost of products sold and services provided during the three months ended September 25, 2010 was 67.1% of net sales, compared to 64.2% during the three months ended September 26, 2009.

        Research Models and Services.    Cost of products sold and services provided for RMS during the third quarter of 2010 was $94.9 million, an increase of $0.2 million, or 0.2%, compared to $94.7 million in 2009. Cost of products sold and services provided for the three months ended September 25, 2010 increased to 59.6% of net sales compared to 58.0% of net sales for the three months ended September 26, 2009. The increase in cost as a percentage of sales was due to the impact of lower sales on our fixed costs base.

        Preclinical Services.    Cost of services provided for the PCS segment during the third quarter of 2010 was $90.4 million, a decrease of $5.9 million, or 6.1%, compared to $96.3 million in 2009. Cost of services provided as a percentage of net sales was 77.3% during the three months ended September 25, 2010, compared to 71.7% for the three months ended September 26, 2009. The increase in cost of services provided as a percentage of net sales was primarily due to a greater proportion of short-term as well as less complex studies which resulted in an unfavorable mix, and the continued impact of lower volumes and prices, partially offset by cost savings actions.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended September 25, 2010 were $49.2 million, a decrease of $4.9 million, or 9.1%, from $54.1 million for the three months ended September 26, 2009. Selling, general and administrative expenses during the third quarter of 2010 were 17.8% of net sales compared to 18.2% of net sales during the third quarter of 2009.

        Research Models and Services.    Selling, general and administrative expenses for RMS for the third quarter of 2010 were $19.7 million, a decrease of $0.3 million, or 1.9%, compared to $20.0 million in 2009. Selling, general and administrative expenses increased as a percentage of sales to 12.4% for the three months ended September 25, 2010 from 12.3% for the three months ended September 26, 2009. The increase in selling, general and administrative expenses as a percent of sales was primarily due to the reinstatement of limited wage increases coupled with larger allocations of corporate Marketing and IT costs partially offset by tight expense control.

        Preclinical Services.    Selling, general and administrative expenses for the PCS segment during the third quarter of 2010 were $17.9 million, a decrease of $4.4 million, or 19.5%, compared to $22.3 million during the third quarter of 2009. Selling, general and administrative expenses for the three months ended September 25, 2010 decreased to 15.3% of net sales, compared to 16.6% of net sales for the three months ended September 26, 2009 due mainly to smaller allocations of corporate Marketing and IT costs and tight expense control.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various costs primarily related to activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions was $11.6 million during the three months ended September 25, 2010, compared to $11.8 million during the three months ended September 26, 2009. The decrease was due to the contingent consideration adjustment attributable to the acquisition of SPC, partially offset by ERP costs.

        Termination fee.    On July 29, 2010, we signed a termination agreement with WuXi PharmaTech (Cayman) Inc. (WuXi) to terminate the previously announced acquisition agreement. In accordance with the terms of the termination agreement, on July 29, 2010, we paid WuXi a $30.0 million termination fee for full satisfaction of the parties' obligations under the acquisition agreement. The termination agreement also included mutual releases of any claims and liabilities arising out of or relating to the acquisition agreement.

        Amortization of Other Intangibles.    Amortization of other intangibles for the three months ended September 25, 2010 was $6.5 million, a decrease of $1.5 million from $8.0 million for the three months ended September 26, 2009. Amortization expense decreased as a percentage of sales to 2.4% for the three months ended September 25, 2010 from 2.7% for the three months ended September 26, 2009.

        Research Models and Services.    In the third quarter of 2010, amortization of other intangibles for our RMS segment was $1.8 million, a decrease of $0.6 million from $2.4 million in the third quarter of 2009.

        Preclinical Services.    For the three months ended September 25, 2010, amortization of other intangibles for our PCS segment was $4.7 million, a decrease of $0.9 million from $5.6 million for the three months ended September 26, 2009.

        Operating Income.    Operating income for the quarter ended September 25, 2010 was $5.1 million, a decrease of $39.3 million, or 88.5%, from $44.4 million for the quarter ended September 26, 2009. Operating income as a percentage of net sales for the three months ended September 25, 2010 was 1.9% compared to 14.9% for the three months ended September 26, 2009 due primarily to the $30 million termination fee incurred upon termination of the WuXi acquisition agreement and the impact of lower sales.

        Research Models and Services.    For the third quarter of 2010, operating income for our RMS segment was $42.9 million, a decrease of $3.3 million, or 7.2%, from $46.2 million in 2009. Operating income as a percentage of net sales for the three months ended September 25, 2010 was 26.9%, compared to 28.2% for the three months ended September 26, 2009. The decrease in operating income as a percentage of net sales was primarily due to the impact of lower sales on our fixed costs base.

        Preclinical Services.    For the three months ended September 25, 2010, operating income for our PCS segment was $3.8 million, a decrease of $6.2 million, or 61.9%, from $10.0 million of operating income for the three months ended September 26, 2009. Operating income as a percentage of net sales decreased to 3.3% compared to 7.5% of net sales in 2009. The decrease in operating income as a percentage of net sales was primarily due to lower volumes and pricing and the mix of studies.

        Unallocated Corporate Overhead.    For the three months ended September 25, 2010, operating loss from our Corporate segment was $41.6 million, an increase of $29.8 million, or 254.1%, compared to a loss of $11.8 million in 2009. The increase was due primarily to the WuXi termination fee.

        Interest Expense.    Interest expense for the third quarter of 2010 was $12.7 million compared to $5.6 million in the third quarter of 2009. The increase was due primarily to increased borrowing, fees on the new credit agreement and a higher interest rate on the amended credit agreement.

        Interest Income.    Interest income for the third quarter of 2010 was $0.2 million, compared to $0.3 million during the third quarter of 2009, due primarily to lower invested funds and lower interest rates.

        Income Taxes.    Income tax expense for the three months ended September 25, 2010 was $16.3 million, an increase of $9.4 million compared to $6.9 million for the three months ended September 26, 2009. Our effective tax rate was (182.5)% for the third quarter of 2010, compared to 17.1% for the third quarter of 2009. The change in the effective tax rate for the three months ended September 25, 2010 was primarily due to the non-benefitable $30.0 million termination fee associated with the WuXi acquisition recorded in the third quarter of 2010 and the cost to repatriate approximately $205.4 million of non-U.S. earnings that were previously considered to be indefinitely reinvested. These costs were partially offset by benefits resulting from changes in the mix of earnings from operations and an increase in tax rate benefits from Canadian tax credits.

Nine Months Ended September 25, 2010 Compared to Nine Months Ended September 26, 2009

        Net Sales.    Net sales for the nine months ended September 25, 2010 were $865.5 million, a decrease of $41.7 million, or 4.6%, from $907.2 million for the nine months ended September 26, 2009.

        Research Models and Services.    For the nine months ended September 25, 2010, net sales for our RMS segment were $498.6 million, an increase of $8.1 million, or 1.7%, from $490.5 million for the nine months ended September 26, 2009. Unfavorable foreign currency translation decreased sales growth by approximately 0.1%. The sales increase was mainly due to higher research model services sales including the additions of Cerebricon and Piedmont Research Center, both of which we acquired in 2009, and higher sales of other products, partially offset by lower sales of research models.

        Preclinical Services.    For the nine months ended September 25, 2010, net sales for our PCS segment were $366.9 million, a decrease of $49.8 million, or 11.9%, compared to $416.7 million for the nine months ended September 26, 2009. The decrease in PCS sales was primarily due to reduced biopharmaceutical spending which resulted in lower volumes and pricing pressure, and lower Phase I sales. Favorable foreign currency translation increased sales growth by 1.3%.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the nine months ended September 25, 2010 was $574.4 million, a decrease of $3.6 million, or 0.6%, from $578.0 million for the nine months ended September 26, 2009. Cost of products sold and services provided for the nine months ended September 25, 2010 was 66.4% of net sales, compared to 63.7% for the nine months ended September 26, 2009.

        Research Models and Services.    Cost of products sold and services provided for RMS for the nine months ended September 25, 2010 was $288.6 million, an increase of $6.2 million, or 2.2%, compared to $282.4 million for the nine months ended September 26, 2009. Cost of products sold and services provided as a percentage of net sales for the nine months ended September 25, 2010 was 57.9% compared to the nine months ended September 26, 2009 at 57.6% of net sales. The increase in cost as a percentage of net sales was due to the impact of higher percentage growth of fixed costs compared to sales growth.

        Preclinical Services.    Cost of services provided for the PCS segment for the nine months ended September 25, 2010 was $285.8 million, a decrease of $9.8 million, or 3.3%, compared to $295.6 million for the nine months ended September 26, 2009. Cost of services provided as a percentage of net sales was 77.9% for the nine months ended September 25, 2010, compared to 70.9% for the nine months ended September 26, 2009. The increase in cost of services provided as a percentage of net sales was primarily due to lower sales and higher severance costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the nine months ended September 25, 2010 were $178.6 million, an increase of $5.8 million, or 3.3%, from $172.8 million for the nine months ended September 26, 2009. Selling, general and administrative expenses for the nine months ended September 25, 2010 were 20.6% of net sales compared to 19.1% of net sales for the nine months ended September 26, 2009. The increase in selling, general and administrative expenses as a percent of sales was primarily due to lower sales.

        Research Models and Services.    Selling, general and administrative expenses for RMS for the nine months ended September 25, 2010 were $64.4 million, an increase of $5.8 million, or 9.8%, compared to $58.6 million for the nine months ended September 26, 2009. Selling, general and administrative expenses increased as a percentage of sales to 12.9% for the nine months ended September 25, 2010 from 12.0% for the nine months ended September 26, 2009. The increase in selling, general and administrative expenses as a percent of sales was primarily due to the reinstatement of limited wage increases coupled with larger allocations of corporate Marketing and IT costs.

        Preclinical Services.    Selling, general and administrative expenses for the PCS segment for the nine months ended September 25, 2010 were $58.6 million, a decrease of $9.2 million, or 13.5%, compared to $67.8 million for the nine months ended September 26, 2009. Selling, general and administrative expenses for the nine months ended September 25, 2010 decreased to 16.0% of net sales compared 16.3% for the nine months ended September 26, 2009, due mainly to smaller allocations of Corporate Marketing and IT costs and tight expense control.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various costs primarily related to activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions, was $55.6 million for the nine months ended September 25, 2010, compared to $46.4 million for the nine months ended September 26, 2009. The increase in unallocated corporate overhead during the first nine months of 2010 was due primarily to costs related to the evaluation of acquisitions and ERP costs, partially offset by cost savings.

        Termination fee.    On July 29, 2010, we signed a termination agreement with WuXi to terminate the previously announced acquisition agreement. In accordance with the terms of the termination agreement, on July 29, 2010, we paid WuXi a $30.0 million termination fee for full satisfaction of the parties' obligations under the acquisition agreement. The termination agreement also included mutual releases of any claims and liabilities arising out of or relating to the acquisition agreement.

        Amortization of Other Intangibles.    Amortization of other intangibles for the nine months ended September 25, 2010 was $19.7 million, a decrease of $1.7 million, from $21.4 million for the nine months ended September 26, 2009.

        Research Models and Services.    For the nine months ended September 25, 2010, amortization of other intangibles for our RMS segment was $5.5 million, an increase of $0.5 million from $5.0 million for the nine months ended September 26, 2009. Amortization expense increased as a percentage of sales to 1.1% for the nine months ended September 25, 2010 from 1.0% for the nine months ended September 26, 2009 due to the acquisitions of Cerebricon, Piedmont Research Center and Medical Supply Company in 2009.

        Preclinical Services.    For the nine months ended September 25, 2010, amortization of other intangibles for our PCS segment was $14.2 million, a decrease of $2.2 million from $16.4 million for the nine months ended September 26, 2009.

        Operating Income.    Operating income for the nine months ended September 25, 2010 was $62.8 million, a decrease of $72.2 million, or 53.5%, from $135.0 million for the nine months ended September 26, 2009. Operating income for the nine months ended September 25, 2010 was 7.3% of net sales, compared to 14.9% of net sales for the nine months ended September 26, 2009, due primarily to the impact of lower sales and the WuXi termination fee.

        Research Models and Services.    For the nine months ended September 25, 2010, operating income for our RMS segment was $140.1 million, a decrease of $4.4 million, or 3.1%, from $144.5 million for the nine months ended September 26, 2009. Operating income as a percentage of net sales for the nine months ended September 25, 2010 was 28.1%, compared to 29.5% for the nine months ended September 26, 2009. The decrease in operating income as a percentage of net sales was primarily due to higher selling, general and administrative expenses.

        Preclinical Services.    For the nine months ended September 25, 2010, operating income for our PCS segment was $8.3 million, a decrease of $28.6 million, or 77.6%, from $36.9 million for the nine months ended September 26, 2009. Operating income as a percentage of net sales for the nine months ended September 25, 2010 decreased to 2.3%, compared to 8.9% of net sales for the nine months ended September 26, 2009. The decrease in operating income as a percentage of net sales was primarily due to the impact of lower sales.

        Unallocated Corporate Overhead.    For the nine months ended September 25, 2010, operating loss from our Corporate segment was $85.6 million, an increase of $39.2 million, or 84.4%, compared to a loss of $46.4 million in 2009. The increase was due primarily to the WuXi termination fee, as well as increases in global IT spending and consulting services.

        Interest Expense.    Interest expense for the nine months ended September 25, 2010 was $25.8 million, compared to $16.2 million for the nine months ended September 26, 2009. The increase was due to increased borrowing, fees on the new credit agreement and a higher interest rate on the amended credit agreement, reduced capitalized interest and the accrual of a commitment fee related to the financing for the WuXi acquisition, partially offset by lower debt balances and lower interest rates on outstanding debt in the early part of the year.

        Interest Income.    Interest income for the nine months ended September 25, 2010 was $0.9 million compared to $1.3 million for the nine months ended September 26, 2009, primarily due to lower cash balances and lower interest rates on invested funds.

        Income Taxes.    Income tax expense for the nine months ended September 25, 2010 was $29.3 million, a decrease of $1.4 million compared to $30.7 million for the nine months ended September 26, 2009. Our effective tax rate was 83.3% for the nine months ended September 25, 2010, compared to 25.0% for the nine months ended September 26, 2009. The increase in the effective tax rate for the nine months ended September 25, 2010 was primarily due to the non-benefitable $30.0 million termination fee associated with the WuXi acquisition and the costs accrued in the first nine months of 2010 to repatriate approximately $232.5 million of non-U.S. earnings that were previously considered to be indefinitely reinvested. These costs were partially offset by benefits resulting from changes in the mix of earnings from operations in the first nine months of 2010 and an increase in tax rate benefits from Canadian tax credits.

Liquidity and Capital Resources

        The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our condensed consolidated statements of cash flows.

        Our principal sources of liquidity have been our cash flow from operations, our marketable securities and our revolving line of credit arrangements.

        On August 26, 2010, we amended and restated our $428.0 million credit agreement to (1) pay off loans outstanding under the $428.0 million credit agreement, (2) extend the maturity date under this new $750.0 million credit facility to August 26, 2015 and (3) terminate and payoff the remaining term loan under our $50.0 million credit agreement. The $750.0 million credit agreement, which has a maturity date of August 26, 2015, provides for a $230.0 million U.S. term loan, a 133.8 million Euro term loan and a $350.0 million revolver. Under specified circumstances, we have the ability to increase the term loans and/or revolving line of credit by up to $250.0 million in the aggregate. Deferred financing costs associated with the new $750.0 million credit agreement were $14.1 million, of which $9.6 million were capitalized and will amortize over 5 years, and $4.5 million which were expensed. Our obligations under the $750.0 million credit agreement are guaranteed by our material domestic subsidiaries and are secured by substantially all of our assets, including a pledge of 100% of the capital stock of our domestic subsidiaries (other than the capital stock of any domestic subsidiary that is treated as a disregarded entity for U.S. federal income tax purposes) and 65% of the capital stock of certain first-tier foreign subsidiaries and domestic disregarded entities, and mortgages on owned real property in the U.S. having a book value in excess of $10.0 million. The $400.0 million term loan facility matures in 20 quarterly installments with the last installment due June 30, 2015. The $350.0 million U.S. revolving facility matures on August 26, 2015 and requires no scheduled payment before that date. The interest rates applicable to term loans and revolving loans under the new $750.0 million credit agreement are higher than the interest rates under the prior facilities reflecting greater leverage and current market conditions. The new $750.0 million credit agreement contains certain customary representations and warranties, affirmative covenants and events of default.

        The interest rates applicable to term loans and revolving loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50% or (3) the one-month adjusted LIBOR rate plus 1%) plus an applicable interest rate margin based upon the leverage ratio or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio.

        On July 29, 2010, our Board of Directors authorized a $500.0 million stock repurchase program. Our Board of Directors increased the stock repurchase program by $250.0 million to $750.0 million on October 20, 2010. In order to enable us to facilitate, on a more timely and cost efficient basis, the repurchase of a substantial number of our shares pursuant to that stock repurchase authorization, on August 26, 2010, we entered into an agreement with a third party investment banker to implement an accelerated stock repurchase (ASR) program to repurchase $300.0 million of common stock. Under the ASR, we paid a purchase price of $300.0 million on August 27, 2010 from cash on hand and available liquidity, including funds borrowed by us under our new amended and restated $750 million credit facility. We received an initial delivery on August 27, 2010 of 6.0 million shares of our common stock. The ASR program was recorded as two transactions allocated between the initial purchase of treasury shares and a forward contract indexed to our common stock. We received an additional 750,000 shares under the ASR on September 23, 2010. Through the end of the third quarter, we repurchased a total of 6,750,000 shares under the ASR. The actual number of shares that we will repurchase under the ASR will be determined based on a discount to the daily volume-weighted average prices of our common stock over the course of the calculation period. The calculation period is scheduled to extend for approximately six months, but it may conclude earlier at our banker's option. If the actual number of shares repurchased exceeds the number of shares initially delivered, we will receive from our banker a number of additional shares equal to such excess following conclusion of the calculation period. If the actual number of shares repurchased is less than the number of shares initially delivered, we will be required, at its election, to either (1) deliver a number of shares approximately equal to the difference or (2) make a cash payment equal to the value of such shares, in either case following conclusion of the calculation period. Our banker has purchased and will continue to trade shares of our common stock in the open market over the life of the ASR. The treasury shares will result in an immediate reduction of shares on our statement of financial position and in our EPS calculation. While the ASR is in effect, we will generally not be permitted to repurchase its common stock in the open market. In addition to shares repurchased under the ASR, during the third quarter we repurchased 1,759,857 shares on the open market at a total cost of $52.9 million.

        During the third quarter of 2010, we executed an agreement to implement an accelerated share repurchase (ASR) program to repurchase $300.0 million of common stock. The ASR resulted in a cash need in the United States that was previously unforeseen. In accordance with our policy with respect to the unremitted earnings of our non-U.S. subsidiaries, we evaluated whether a portion of the foreign earnings could be repatriated in order to fund the ASR. We determined that approximately $205.4 million of earnings that were previously indefinitely reinvested and approximately $59.0 million in basis in our non-U.S. subsidiaries could be repatriated in a substantially tax-free manner. As such, during the third quarter, we changed our indefinite reinvestment assertion with respect to these earnings and accrued the cost to repatriate of $7.4 million, of which $12.1 million is reflected as Income Tax Expense, with an offset of a benefit of $4.8 million recorded in the Cumulative Translation Adjustment account. During the third quarter of 2010, we repatriated approximately $292.0 million to the U.S. to partially fund the ASR and the $30.0 million termination fee. In accordance with our policy, the remaining undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of the third quarter of 2010 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.

        As of September 25, 2010, we had $25.5 million in marketable securities with $14.2 million in time deposits and $11.3 million in auction rate securities rated AAA by a major credit rating agency. Our auction rate securities are guaranteed by U.S. federal agencies. In June 2010, we received notice of a full call on certain of our auction rate securities at par value of $5.5 million and received the proceeds in early July 2010. The current overall credit concerns in the capital markets as well as the failed auction status of these securities have impacted our ability to liquidate our auction rate securities. If the auctions for the securities we own continue to fail, the investment may not be readily convertible to cash until a future auction of these investments is successful. Based on our ability to access our cash and other short-term investments, our expected operating cash flows and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

        In 2006, we issued $350.0 million of 2.25% Convertible Senior Notes (the 2013 Notes) due in 2013. At September 25, 2010, the fair value of our outstanding 2013 Notes was approximately $341.9 million based on their quoted market value. During the third quarter of 2010, no conversion triggers were met.

        On July 29, 2010, we signed a termination agreement with WuXi PharmaTech (Cayman) Inc. (WuXi) to terminate the previously announced acquisition agreement. In accordance with the terms of the termination agreement, we paid WuXi on July 29, 2010, a $30.0 million termination fee for full satisfaction of the parties' obligations under the acquisition agreement. The termination agreement also included mutual releases of any claims and liabilities arising out of or relating to the acquisition agreement.

        Cash and cash equivalents totaled $137.4 million at September 25, 2010, compared to $182.6 million at December 26, 2009.

        Net cash provided by operating activities for the nine months ending September 25, 2010 and September 26, 2009 was $101.4 million and $155.3 million, respectively. The decrease in cash provided by operations was primarily due to payment of the $30.0 million termination fee, changes in accounts receivable and lower earnings. Our days sales outstanding (DSO) increased to 52 days as of September 25, 2010 compared to 43 days as of December 26, 2009, and 45 days as of September 26, 2009. Our DSO includes deferred revenue as an offset to accounts receivable in the calculation. The increase in our DSO was primarily driven by slower collections and decreased deferred revenue. Our net cash provided by operating activities will be impacted by future timing of customer payments for products and services as evidenced in our DSO. A one-day increase or decrease in our DSO represents a change of approximately $3.0 million of cash provided by operating activities. Our allowance for doubtful accounts was $5.3 million as of September 25, 2010 compared to $5.0 million as of December 27, 2009 and $5.3 million as of September 26, 2009.

        Net cash provided by (used in) investing activities for the nine months ending September 25, 2010 and September 26, 2009 was $17.4 million and $(147.2) million, respectively. Our capital expenditures during the first nine months of 2010 were $26.9 million, of which $15.9 million was related to RMS and $11.0 million to PCS. For 2010, we project capital expenditures to be approximately $45 million. We anticipate that future capital expenditures will be funded by operating activities, marketable securities and existing credit facilities. During the first nine months of 2010, we sold $68.4 million of marketable securities.

        Net cash used in financing activities for the nine months ending September 25, 2010 and September 26, 2009 was $153.5 million and $72.7 million, respectively. Proceeds from long-term debt were $577.8 million and $18.0 million for the nine months ending September 25, 2010 and September 26, 2009, respectively. Payments on long-term debt and revolving credit agreements were $364.8 million and $45.5 million for the nine months ending September 25, 2010 and September 26, 2009, respectively. During the first nine months of 2010, we paid $356.4 million for treasury stock and shares of common stock acquired through our ASR.

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

Interest Rate Risk

        We have entered into a $750 million credit agreement dated August 26, 2010. Our primary interest rate exposure results from changes in LIBOR or the base rates which are used to determine the applicable interest rates under our term loans and revolving credit facility in the $750 million credit agreement.

        Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $7.6 million on a pre-tax basis. The book value of our debt approximates fair value.

        We issued $350 million of the 2013 Notes in a private placement in the second quarter of 2006. The Convertible 2013 Notes bear an interest rate of 2.25%. The fair market value of the outstanding notes was approximately $341.9 million on September 25, 2010 based on their quoted market value.

Foreign Currency Exchange Rate Risk

        We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our earnings and cash flows. This risk is mitigated by the fact that various foreign operations are principally conducted in their respective local currencies. A portion of the revenue from our foreign operations is denominated in U.S. dollars, with the costs accounted for in their local currencies. Additionally, we have exposure on certain intracompany loans. We attempt to minimize this exposure by using certain financial instruments, for purposes other than trading, in accordance with our overall risk management and our hedge policy. In accordance with our hedge policy, we designate such transactions as hedges.

        During 2010, we have utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on customer transactions and certain balance sheet items, including intracompany loans. The foreign currency contract outstanding as of September 25, 2010 is a non-designated hedge, and is marked to market with changes in fair value recorded to earnings.

Item 4.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective as of September 25, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in Internal Controls

        There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 25, 2010 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting except as described below.

        We implemented the first phase of our new Enterprise Resource Planning System (ERP) across all of our United States locations at the beginning of 2010, and at our PCS Montreal and PCS Scotland locations at the start of the third quarter 2010. As a result of the system changes, several of our internal controls over processes were modified and/or redesigned and included in the scope of management's assessment of its internal controls over financial reporting. The implementation of the ERP system is not in response to any identified deficiency or weakness in our internal control over financial reporting and we will continue to implement the ERP in other locations in future phases.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table provides information relating to our purchases of shares of its common stock during the quarter ended September 25, 2010.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
June 27, 2010 to July 24, 2010	34	$34.21	—	$500,000
July 25, 2010 to August 21,2010	1,294,495	$30.30	1,276,313	$461,336
August 22, 2010 to September 25, 2010	7,234,002	$29.42	7,233,544	$248,535

Total:	8,528,531		8,509,857

        On July 29, 2010, our Board of Directors authorized a $500 million stock repurchase program. Our Board of Directors increased the stock repurchase program by $250 million to $750 million on October 20, 2010. On August 27, 2010, we entered into an agreement to implement an accelerated stock repurchase (ASR) program with a third party investment banker to repurchase $300 million of common stock. In the third quarter of 2010, in total, we repurchased 6,750,000 shares under the ASR. On August 27, 2010, we paid the $300 million and received an initial delivery of 6.0 million shares which represented approximately 60% of the total number of shares that we would receive under the ASR if the price per share of our common stock remained at the closing price per share of our common stock on August 27, 2010 throughout the calculation period. We received an additional 750,000 shares under the ASR on September 23, 2010. The actual number of shares that we repurchase under the ASR program will be determined based on a discount to the daily volume-weighted average price (VWAP) of our common stock over the course of a calculation period. The calculation period is scheduled to extend for approximately six months, but it may conclude earlier at our banker's option. If the actual number of shares repurchased exceeds the number of shares initially delivered, we will receive from our banker a number of additional shares equal to such excess following conclusion of the calculation period. If the actual number of shares repurchased is less than the number of shares initially delivered, we will be required, at its election, to either (1) deliver to our banker a number of shares approximately equal to the difference or (2) make a cash payment to our banker equal to the value of such shares, in either case following conclusion of the calculation period.

        In addition to shares repurchased under the ASR, prior to entering into the ASR during the third quarter we repurchased 1,759,857 shares on the open market at a total cost of $52.9 million.

        Additionally, the Company's Incentive Plans permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, during the quarter ended September 25, 2010, the Company acquired 18,674 shares for $0.57 million as a result of such withholdings.

Item 6.    Exhibits

  (a)
  Exhibits.

10.1	Letter Agreement confirming Fixed Dollar Accelerated Share Repurchase Transaction between Charles River Laboratories International, Inc. and Morgan Stanley & Co. Incorporated dated August 26, 2010. Filed herewith.
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Filed herewith.
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Filed herewith.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Filed herewith.
101
The following materials from the Form 10-Q for the quarter ended September 25, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Changes in Equity and (v) Notes to Unaudited, Condensed Consolidated Interim Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
November 4, 2010	/s/ JAMES C. FOSTER James C. Foster Chairman, President and Chief Executive Officer
November 4, 2010	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer