Form 10-K
period 2010-12-25
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2011-02-23
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 25, 2010
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          On June 26, 2010, the aggregate market value of the Registrant's voting common stock held by non-affiliates of the Registrant was approximately $2,317,534,618.

          As of February 10, 2011, there were outstanding 56,477,889 shares of the Registrant's common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders scheduled to be held on May 10, 2011, which will be filed with the Securities and Exchange Commission not later than 120 days after December 25, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2011 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business

General

        This Annual Report on Form 10-K contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on current expectations, estimates, forecasts, and projections about the industries in which Charles River operates and the beliefs and assumptions of our management. Words such as "expect," "anticipate," "target," "goal," "project," "intend," "plan," "believe," "seek," "estimate," "will," "likely," "may," "designed," "would," "future," "can," "could" and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on current expectations and beliefs of Charles River and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: the pursuit of our initiatives to optimize returns for stockholders, including efforts to improve our operating margins, improve free cash flow, invest in growth businesses and return value to shareholders; goodwill and asset impairments still under review; future demand for drug discovery and development products and services, including the outsourcing of these services and spending trends by our customers; our expectations regarding stock repurchases, including our accelerated stock repurchase program, the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; present spending trends and other cost reduction activities by our customers; future actions by our management; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of our revenues; our cost structure; the impact of acquisitions and dispositions; our expectations with respect to sales growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure); changes in our expectations regarding future stock option, restricted stock, and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our cash flow and liquidity. In addition, these statements include the impact of economic and market conditions on our customers; the effects of our 2010 cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis and the ability of Charles River to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K under the section entitled "Our Strategy," the section entitled "Risks Related to Our Business and Industry," the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

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

Overview

        We are a leading global provider of solutions that accelerate the drug discovery and development process, including research models and associated services, and outsourced preclinical services. The drug development process requires the steadily increasing investment of time and money—various studies and reports estimate it takes between 10-16 years, up to $2.0 billion, and exploration of more than 10,000 drug compounds to produce a single FDA-approved drug. Charles River is positioned to leverage our core competency in in vivo biology in an efficient and cost-effective way to aid our customers in bringing their drugs to market faster.

        We have two reporting segments: Research Models and Services (RMS) and Preclinical Services (PCS). We provide the research models required in research and development of new drugs, devices and therapies and have been in this business for over 60 years. We have built upon our core competency to develop a diverse and growing portfolio of products and services. Our wide array of tools and services enables our customers to reduce costs, increase speed and enhance their productivity and effectiveness in drug discovery and development. Our customer base includes global pharmaceutical companies, biotechnology companies, as well as government agencies, and leading hospitals and academic institutions around the world. We currently operate approximately 68 facilities in 16 countries worldwide. Our products and services, supported by our global infrastructure and deep scientific expertise, enable our customers to meet many of the challenges of early-stage life sciences research. In 2010, our net sales from continuing operations were $1.13 billion and our operating loss from continuing operations was $298.5 million.

        Since 2004, we have acquired companies that have broadened our portfolio of high-end services to include general toxicology, specialty toxicology, discovery and imaging services, and biopharmaceutical services. In addition, these acquisitions significantly expanded our overall corporate size and expanded and strengthened our global footprint in the growing market for pharmaceutical research and development services.

        These acquisitions, which include Piedmont Research Center LLC, Cerebricon Ltd., and Systems Pathology Company, LLC in 2009 and NewLab BioQuality AG in 2008, have been critical in our continuing mission to support our key pharmaceutical and biotechnology customers, who are increasingly seeking full service, global partners to whom they can outsource more of their preclinical research and development efforts. By some estimates, the outsourced in vivo discovery and drug development services markets in which we currently participate—ranging from research model production through discovery services through preclinical services—has a current size of approximately $5.0-6.0 billion and it is thought that this represents approximately 40% of all of the related in vivo discovery and non-clinical drug development work currently performed (with wide variances among the different services, ranging from 15% to 100% outsourced) and in the aggregate is expected to increase over time as outsourcing trends continue.

        Research Models and Services (RMS).    Charles River has been supplying research models to the drug development industry since 1947. With approximately 150 different strains, we continue to maintain our position as the global leader in the production and sale of the most widely used rodent research model strains, principally genetically and microbiologically defined purpose-bred rats and mice. We also provide a variety of related services that are designed to assist our customers in supporting the use of research models in drug discovery and development. With multiple facilities located on three continents (North America, Europe and Asia), we maintain production centers, including a total of approximately 185 barrier rooms or isolator facilities, strategically located near our customers. In 2010, RMS accounted for 58.8% of our total net sales from continuing operations and approximately 47.5% of our employees including approximately 116 science professionals with advanced scientific degrees.

        Our RMS segment is comprised of (1) Research Models, (2) Research Model Services and (3) other related products and services.

        Research Models.    A significant portion of this business is comprised of the commercial production and sale of research models, principally purpose-bred rats and mice for use by researchers. We provide our rodent models to numerous customers around the world, including most pharmaceutical companies, a broad range of biotechnology companies, many government agencies, and leading hospitals and academic institutions. We have 20 production facilities located in 7 countries worldwide which are strategically located to be in close proximity to our customers. Our research models include both standard strains and disease models such as those with compromised immune systems, which are in demand as early-stage research tools. The United States Food and Drug Administration (FDA) and foreign regulatory bodies typically require that the safety and efficacy of new drug candidates be tested on research models like ours prior to testing in humans. As a result, our research models are an essential part of the drug discovery and development process.

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

        We also offer proprietary, disease-specific mouse and rat models used to find new treatments for diseases such as diabetes, obesity, and cardiovascular and kidney disease. We are presently focusing our disease model program on five areas of research: oncology, central nervous system, metabolic, cardiovascular and renal diseases.

        In addition to our small research models, we also are a premier provider of high-quality purpose-bred, specific pathogen-free (SPF) large research models to the biomedical research community.

        Research Model Services.    RMS also offers a variety of services, described below, designed to assist our customers in screening drug candidates. These services capitalize on the technologies and relationships developed through our research model business, and address the need among pharmaceutical and biotechnology companies to outsource the non-core aspects of their drug discovery activities. These services include those which are related to the maintenance and monitoring of research models, as well as services designed to implement efficacy screening protocols to improve the customer's drug evaluation process. We currently offer four major categories of research models services—Genetically Engineered Models and Services, Consulting and Staffing Services, Discovery Services and Research Animal Diagnostic Services.

        Genetically Engineered Models and Services (GEMS).    In this area of our business, we assist our customers in breeding and maintenance of research models purchased or purposefully created by our customers for biomedical research activities. While the creation of a genetically engineered model (GEM) can be a critical scientific event, it is only the first step in the discovery process. Productive utilization of GEMs requires significant additional technical expertise. We provide breeding expertise and colony development, quarantine, and health monitoring, germplasm, cryopreservation, and rederivation including assisted reproduction and genetic monitoring. We provide these services to over 500 laboratories and customers around the world from pharmaceutical and biotechnology companies to hospitals and universities.

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

        Discovery Services.    Augmenting our traditional model production and GEMS described above, we believe there are emerging opportunities to assist our customers in a variety of discovery, research, development and imaging areas. Expediting the development process of investigational agents by providing products and services to customers extends their internal capabilities, complements their internal expertise and helps reduce product development timelines. In addition, our in vivo biology expertise positions us to provide complementary disease model services, which include surgical procedures, pre-conditioning and aging. We augmented our discovery and research and development capabilities substantially in 2009 via the acquisitions of Piedmont Research Center (focusing on therapeutic efficacy studies in oncology and other therapeutic areas) and Cerebricon Ltd. (focusing on therapeutic efficacy studies for the evaluation of investigational agents for the treatment of diseases of the central nervous system). In addition, we offer therapeutic efficacy expertise in inflammation, metabolic, cardiovascular and oncologic pharmacology. The Discovery Services that we offer through our RMS business are complementary to the Discovery Support services that we offer through our PCS business.

        Research Animal Diagnostic Services.    We assist our customers in monitoring and analyzing the health profiles of the research models and cell lines used in their research protocols. We developed this capability internally by building upon the scientific foundation created by the diagnostic laboratory needs of our research model business. Depending upon a customer's needs, we may serve as its sole-source testing laboratory, or as an alternative source supporting its internal laboratory capabilities. We believe that the continued use, characterization and utilization of specific disease models and GEMs allows us to be well positioned to be the reference laboratory of choice for health testing of laboratory research models and an industry leader in field of animal diagnostics.

        Other Related Research Model Products and Services.    We also offer two other categories of products and services within RMS—in vitro products and avian vaccine services.

        In Vitro.    Our In Vitro business provides non-animal, or in vitro, methods for lot release testing of medical devices and injectable drugs for endotoxin contamination. We are committed to being the leader in providing our customers with in vitro alternatives as these methods become scientifically validated and commercially feasible, and toward that goal we work with and support the European Center for Validation of Alternative Methods in these efforts. Endotoxin testing uses a processed extract from the blood of the horseshoe crab, known as limulus amebocyte lysate (LAL). The LAL test is the first and most successful FDA-validated in vitro alternative to an animal model test to date. The extraction of blood does not harm the crabs, which are subsequently returned to their natural ocean environment. Our In Vitro business produces and distributes endotoxin testing kits, reagents, software, accessories, instruments and associated services to pharmaceutical and biotechnology companies worldwide. We are a market leader in endotoxin testing products and services, which are used for FDA-required quality control testing of injectable drugs and medical devices, their components and the processes by which they are manufactured.

        Our growth in the In Vitro business is driven by our FDA approved line of next generation endotoxin testing products, which are based on the Endosafe Portable Testing System (Endosafe®-PTS™) technology that allows rapid endotoxin testing in the central laboratory or manufacturing environment. In recent years we have expanded the PTS product portfolio to include a multiple sample testing system known as the Endosafe-MCS (multi cartridge system) in response to the demand of our higher testing volume customers. We anticipate continued adoption of rapid methods as our customers respond to the FDA's Process Analytical Technology (PAT) Initiative. In addition, we are planning to introduce a fully automated MCS in late 2011, which will assist in penetrating our customer's high-volume central testing laboratories. We also expect to see expanded use of this rapid endotoxin testing technology in non-traditional areas such as renal dialysis, nuclear and compounding pharmacies, and cellular therapy. In addition, we are currently exploring obtaining 510(K) medical device approval of this technology for clinical diagnostic applications.

        Avian Vaccine Services.    We are the global leader for the supply of specific pathogen-free, or SPF, fertile chicken eggs and chickens. SPF chicken embryos are used by animal health companies as self-contained "bioreactors" for the manufacture of live viruses. These viruses are used as a raw material primarily in poultry, as well as human, vaccine applications. The production of SPF eggs is performed under biosecure conditions, similar in many ways to our research model production. We have a worldwide presence in North America with several SPF egg production facilities in the United States, contracted production capabilities in Hungary, and a franchise operation in India. We also operate a specialized avian laboratory in the United States, which provides in-house quality control testing of the SPF flocks, offers testing services to vaccine companies and commercial poultry operations, and manufactures poultry diagnostics and bulk antigens for poultry vaccines.

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

  Development activities, which follow, and which can take up to 7-10 years, are directed at demonstrating the safety, tolerability and clinical efficacy of the selected drug candidates. During the preclinical stage of the development process, a drug candidate is tested in vitro (typically on a cellular or sub-cellular level in a test tube or multi-well petri plate) and in vivo (in research models) to support planned or on-going human trials.

        The development services portion of our PCS business enables our customers to outsource their critical, regulatory-required toxicology and related drug development activities to us. The demand for these services has historically been driven by preclinical development programs of biotechnology companies, which traditionally have been outsourced, and also by the selective outsourcing strategy of larger global pharmaceutical companies. The necessary significant investments in personnel, facilities and other capital resources required in order to efficiently conduct these activities means that global pharmaceutical and biotechnology companies have frequently chosen to outsource their development activities, allowing them to focus on their core competencies of innovation and early drug discovery and, particularly for pharmaceutical companies, promotion and market distribution.

        We are one of the two largest providers of preclinical services worldwide and offer particular expertise in the design, execution and reporting of general and specialty toxicology studies, especially those dealing with innovative therapies and biologicals. We currently provide preclinical services at multiple facilities located in the United States, Canada, and Europe. We also have a small facility in Shanghai, China as to which we announced in December 2010 we are pursuing strategic alternatives. Our PCS segment represented 41% of our total net sales from continuing operations in 2010 and employed 48.0% of our employees including approximately 330 science professionals with advanced scientific degrees (excluding employees at our sites included in discontinued operations).

        We currently offer the following preclinical services, in which we include both in vivo and in vitro studies, supportive laboratory services, and strategic preclinical consulting and program management to support product development:

        Toxicology.    Toxicology is one of our core preclinical competencies and a competitive strength. Once a lead molecule is selected, appropriate toxicology studies are conducted in support of clinical trials in humans. These toxicology studies are typically performed in laboratory models to elucidate the potential adverse effects that a compound has on an organism over a variety of doses and over various time periods, and focus on safety and assessment of harmful effects. Our toxicology services feature:

  •
  all the standard protocols for general toxicity testing (genotoxicity, safety pharmacology, acute, sub-acute, chronic toxicity and carcinogenicity bioassays) required for regulatory submissions supporting "first-in-human" to "first-to-the-market" strategies;

  •
  expertise in specialty routes of administration and modes of administration (e.g., infusion, intravitreal, intrathecal, and inhalation), which are important not only for the testing of potential pharmaceuticals, but also for the safety testing of medical devices, industrial chemicals, food additives, agrochemicals, biocides, nutraceuticals, animal health products and other materials;

  •
  market-leading expertise in the conduct and assessment of reproductive and developmental toxicology studies (in support of larger scale and later-stage human clinical trials);

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

Our toxicology facilities operate in compliance with Good Laboratory Practices (GLPs) as required by the FDA as well as other international regulatory bodies. Our facilities are regularly inspected by U.S. and other regulatory compliance monitoring authorities, as well as our own and our customers' Quality Assurance departments.

        Pathology Services.    In the drug development process, the ability to identify and characterize clinical and anatomic pathologic changes is critical in determining the safety of potential new therapeutics. We employ a large number of highly trained veterinary pathologists and other scientists who use state-of-the-art techniques to identify potential test article-related changes within tissues, fluids and cells, as well as at the molecular level. Pathology support is critical not only for regulatory-driven safety studies, but also for specialized investigative studies, discovery support, and stand-alone immunohistochemistry evaluations for monoclonal antibodies. Key "go/no-go" decisions regarding continued product development are typically dependent on the identification, characterization and evaluation of gross and microscopic pathology findings we perform for our clients.

        Bioanalysis, Pharmacokinetics, and Drug Metabolism.    In support of preclinical drug safety testing, our customers are required to demonstrate ample drug exposure, stability in the collected sample, kinetics of their drug or compound in circulation, the presence of metabolites, and with recombinant proteins and peptides, the presence or absence of anti-drug antibodies. We have scientific depth in the sophisticated bioanalytical techniques required to satisfy these requirements for a number of drug classes. After performing sample analysis for preclinical study support, we have the opportunity to capture the benefits of bridging the preclinical bioanalysis with subsequent clinical development. Once the analysis is complete, our scientists evaluate the data to provide information on the pharmacokinetics and/or toxicokinetics of the drug, as well as complete evaluation of the distribution of the drug or metabolites. Pharmacokinetics refers to understanding what the body does to a drug or compound once administered, including the process by which the drug is absorbed, distributed in the body, metabolized, and excreted (ADME); toxicokinetics refers to the same understanding as applied to higher doses that may result in adverse effects. Our clients require these studies for the full preclinical assessment of the disposition of the drug, the results of which are used in the final preclinical safety evaluation of the compound.

        Discovery Support.    At the earliest stages of lead compound identification, our scientists are engaged in evaluating the activity and efficacy of drug candidates in several important therapeutic areas, including:

  •
  bone disease (using our state-of-the-art imaging and pathology capabilities);

  •
  ophthalmology (using our models of neovascularization);

  •
  general cardiovascular and device testing (using our surgical models); and

  •
  oncology.

We also offer lead optimization strategies including early pharmacokinetic, metabolism, and toxicology support to help in early integrative drug selection criteria. The Discovery Support services that we offer through our PCS business are complementary to the Discovery Services that we offer through our RMS business.

        Biopharmaceutical Services.    We provide specialized testing of biologics and devices frequently outsourced by global pharmaceutical and biotechnology developers. Our laboratories in the United States, Germany, Scotland and Ireland provide timely, compliant molecular biology, virology, bioanalytical, immunochemistry, microbiology and related services. We confirm that biological processes and the drug candidates produced are consistent, correctly defined, stable and essentially contaminant free. This testing is required by the FDA and other global regulatory authorities for our customers to obtain new drug approvals, to maintain government licensed manufacturing facilities and to release approved therapeutic products for patient treatment.

        Our manufacturing services group grows and stores well-characterized early-stage client cell lines for later development or manufacture of therapeutic proteins and vaccines for clinical trials. We also collaborate with clients on process development, validation, and manufacturing scale-up.

Discontinued Operations—Phase I Clinical Trials

        We currently offer Phase I clinical research services through our clinic in Tacoma, Washington; however, we have announced that we are currently pursuing strategic alternatives for this business and are no longer including this business unit in our continuing operations. Phase I clinical trials are usually short duration studies conducted on a small number (20-100) of healthy human subjects (although special populations can be used) under highly controlled conditions. Testing is usually performed where trial participants can be closely monitored in a secure environment, such as at a clinic-type facility or hospital. Our clinical services capabilities are located at our premier Phase I clinic in Tacoma, Washington, with a capacity of 250 beds.

        The Phase I clinical trials and other services we currently provide at our Tacoma site are subject to a specific regulatory environment. Human clinical trials are conducted in a progressive fashion beginning with Phase I, and in the case of approved drugs, continued through Phase IV trials. Phase I studies are the initial human clinical trials and are conducted with a small number of subjects under highly controlled conditions. These clinical trials and services are performed in accordance with the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use Good Clinical Practice Consolidated Guidance and in compliance with regulations governing the conduct of clinical investigations and the protection of human clinical trial subjects. FDA regulations do not require a quality assurance program; however, our Phase I facility has an established quality assurance unit that monitors the conduct and reporting of Phase I trials to assure that these trials are conducted in compliance with appropriate regulatory requirements.

Our Strategy

        Our objective is to be the preferred strategic global partner for our clients in accelerating the search for drugs and other therapies. From fundamental research to in vivo discovery through preclinical development our goal is to deliver a comprehensive portfolio of early-stage products and services for academic research, drug discovery and development and to partner with our clients by providing the greatest value and strategic benefit. As a premier contract research organization with a portfolio of products and services that spans the early-stage development platform (from research models through preclinical development), we are able to collaborate with clients at the earliest stages, when critical decisions are made regarding which therapeutic agents will remain in development, and to work alongside them as drug candidates move downstream through the preclinical development process. In particular, our recognized expertise in in vivo biology throughout our RMS and PCS businesses provides us with a competitive advantage in understanding our customer's drug candidates, and the challenges faced during the discovery and development process, including non-GLP efficacy and safety testing critical for "go/no-go" decision-making.

        Our business is primarily driven by the trend towards virtualization of, and increase in outsourced services by, our customers, along with research and development spending by pharmaceutical and biotechnology companies, the federal government and academic institutions. Outsourcing allows our customers to concentrate their internal expertise and resources on early drug discovery (and for more mature companies, marketing), while continuing to advance their most promising products through the development pipeline. This creates opportunities for companies such as ours who can help optimize our clients' programs and assist in accelerating their drug discovery and development process. Our strategy is to capitalize on these opportunities by continuing to build our portfolio of premium, value-added products and services through internal development and investment, augmented by strategic targeted "bolt-on" transactions.

        Charles River is positioned to address our customers' future needs and improve the efficiency and speed of their drug development activities, as we provide a multi-faceted value proposition that enables us to:

  •
  provide external expertise which may be too costly for our customers to build and/or maintain in-house;

  •
  leverage integrated offerings from our two business segments (RMS and PCS);

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

        In today's business environment, we believe there is a particular advantage in being a global, full service, high-quality provider of non-clinical services throughout the drug discovery and development continuum. Many of our customers, especially large pharmaceutical companies, are attracted to Tier 1 contract research organizations with a full breadth of capabilities, and choose to establish preferred provider relationships with only a small number, which allows them to simplify their relationship management as well as access greater value from their outsourcing partner. Recent trends suggest that large pharmaceutical restructurings, with increased focus on key therapeutic areas, may favor larger contract research organizations who can present customers with the benefits of economies of scale and scope, extensive therapeutic area expertise, global footprint and simplified communications and coordination. Those companies with critical mass and financial stability are likely to have an advantage, as we expect that customers will gravitate towards placing studies with providers they can rely upon. We are focused on being recognized as a premier preferred provider and building broader and deeper long-term strategic partnerships with our customers. Accordingly, with many of our largest customers, we enter into global preferred provider agreements that span both segments of our business. In addition, in response to individual customer needs, we remain flexible and open to broad-based multi-year partnering arrangements which may take various and customized forms, and which tap into the broad array of physical and/or service resources that we provide (e.g. reserving dedicated space within existing facilities; building out space to a particular specification; working within our clients' infrastructure; and occasionally establishing a new facility).

        This strategy and focus has been developed in recognition of the needs and desires of our customers who are increasingly facing pressure to manage their research and development costs while at the same time maintaining or developing a strong pipeline of innovative new drugs, conduct research and development in multiple countries simultaneously and identify, hire and retain a breadth of scientific and technical experts. It is both risky and expensive to bring a new prescription drug to market. It is estimated that only 4 in 5,000 - 10,000 investigational drugs that begin preclinical testing will progress to human testing, and only one of those will be approved for human use. According to various reports, it takes 10 to 16 years and costs in the range of $180 million to $2.0 billion, with an average cost of over $900 million, to bring a new drug to market ($1.2 billion for a biologic). Furthermore, costs associated with developing new drugs and biologics are increasing due to a variety of factors, including:

  •
  price inflation;

  •
  fast moving technological advances (high-throughput screening, combinatorial chemistry, genomics, proteomics) which have increased the investment costs to conduct research and development;

  •
  increased challenges in addressing "unmet needs" (e.g. chronic diseases);

  •
  increased costs and extended timelines due to the difficulty in conducting global clinical trials; and

  •
  increasing clinical trial complexity, size and extended timelines due to increased requirements to demonstrate efficacy, safety and cost effectiveness.

        In order to convert largely fixed costs into variable expenses and to facilitate and speed their research, our pharmaceutical and biotechnology customers are making strategic decisions to outsource a portfolio of services to high-quality full service providers like us. During the past decade, we believe that the growth of outsourcing by our customers has been driven by a unique confluence of events, including:

  •
  the current outlook for drugs coming off patent protection and resulting threats from generic drug manufacturers, which are expected to affect a large percentage of these companies' existing revenues;

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

        Over the last 2-3 years, our customers have faced a more challenging market environment. Among the factors that have affected them, we have seen the following have the most material impact and negatively affect outsourcing trends:

  •
  large pharmaceutical companies have intensified their cost-savings and efficiency actions, and have announced significant initiatives to improve their research and development productivity and rationalize their drug pipelines. This focus has been manifested through consolidation and reductions in infrastructure, spending constraints, pricing pressures and project delays and cancellations, as well as for a stronger emphasis on later-stage products as they reprioritized compound pipelines (focusing on the back-end of their pipelines in the near-term) and moderated their spending per drug candidate;

  •
  biotechnology customers, particularly those that are cash-flow negative, have been highly focused on rationing their liquid assets in a challenging funding environment. Funding has been improving, as large pharmaceutical companies have partnered with or acquired smaller biotechnology companies, and has been supplemented to a lesser extent by the capital markets. However, the universe of biotechnology companies has declined throughout this period, which has resulted in less robust spending overall;

  •
  sponsor consolidation, particularly several large and mid-sized biopharmaceutical company mergers;

  •
  many customers have narrowed their pipelines to focus on a smaller number of similar, high-potential therapeutic areas which may yield the greatest returns (with particular focus and competition in oncology, metabolism/obesity, autoimmune/inflammatory, central nervous system and infectious disease);

  •
  many larger customers have diversified their technology platform bases and have extended their portfolios into biologics (therapeutic proteins, antibodies, RNAi and vaccines) while retaining their core expertise in small molecules;

  •
  our customers generally have been focused on near-term cost controls as they contend with the challenges of the unstable global economy and the expiration of patents on blockbuster drugs; and

  •
  senior management turnover and structural realignment has resulted in some internal turmoil and slower decision-making in some of our larger customers while they finalize and roll-out their restructuring plans.

        From a broad perspective, over the past 18-24 months, the large pharmaceutical industry has re-examined its research and development model, which has been struggling in recent years with few novel therapeutics developed, notwithstanding significant research and development spending. We believe three major conclusions have been reached by the industry participants:

  •
  better use of translational medicine may reduce the failure rate of drugs in clinical testing;

  •
  integrating the discovery to proof-of-concept process under a unified leadership structure will allow for improved management and control of the development process; and

  •
  research and development spending needs to be rationalized further.

        While the consequences of these factors and conclusions have mitigated the outsourcing growth rate trend in the short-term, we believe that these changes will provide enhanced outsourcing opportunities going forward. In fact, we remain optimistic that with the completion of the major mergers and the stabilization of other of the factors addressed above, including the successful launch of new therapies currently in late-stage development, the pharmaceutical industry will return to focusing on driving drugs and therapies through preclinical development. Also, we believe that as larger pharmaceutical companies become leaner and more efficient, generally focusing on their core competencies of fundamental research and development and commercialization, they will also continue to be conservative in their staffing and further reduce their in-house expertise. This should lead to reinvigoration of outsourcing as they choose to utilize external resources rather than invest in internal infrastructure. In the aggregate, we believe that the evolving large pharmaceutical research and development model will make our essential products and services even more relevant to our clients, and allows them to leverage our integrated offerings and expertise to drive their R&D efficiency and cost effectiveness.

        In recognition of the changes in demand for our products and services, starting in 2009, we began to take decisive actions to address the accelerating changes taking place in the biopharmaceutical industry. These actions have been designed to drive shareholder value by aligning our infrastructure to current demand, rigorously managing our operating costs, and increasing our stock repurchases. Nonetheless, the combination of reduced customer demand, cost containment initiatives pursued by our customers and excess capacity within our industry generally has resulted in significant pricing pressure beginning in late 2008 and continuing through 2010. In response, we have taken significant steps during the past two years to better support our customers in today's challenging environment, identify new strategies to enhance client satisfaction, improve operating efficiencies and generally strengthen our business model, and provide value to shareholders:

  •
  In 2009 we closed or disposed of less efficient sites including PCS Arkansas and our Phase I facility in Scotland (as well as two small RMS sites in Hungary and Belgium), and reduced headcount by about 1,000 (primarily throughout our PCS segment). As part of those headcount reductions, in early 2010, we decided to suspend operations at our PCS Massachusetts site.

  •
  Also in 2009 we announced two internal organizational restructurings that affected our PCS business and our Sales and Marketing organization:

  •
  PCS Organizational Realignment:  We restructured our PCS business to create a dual accountability structure with both global functional teams and site-level management. This structure centralized and integrated our global PCS portfolio and united expertise from various facilities to support our client programs, regardless of the specific site at which the program was initiated. This structure allows team members to easily share information and best practices globally, standardize operations and improve efficiencies throughout Charles River. Most importantly, it further enabled us to provide exceptional and consistent service at all levels and across all sites worldwide, which is particularly important to those clients who utilize multiple Charles River sites.

  •
  Sales and Marketing Realignment:  We realigned our enterprise-wide sales and marketing team with changes fully implemented at the beginning of 2010. This enhanced our client-centric focus and communications through the establishment of an integrated sales organization with a three-pronged focus on global biopharmaceutical companies, small and mid-sized pharmaceutical companies and biotechnology companies, and academic and government customers. We have designated dedicated sales professionals, enhancing our ability to meet customer needs by offering customized, tailored solutions across our entire portfolio. Overall, this reorganization allows us to provide more comprehensive coverage and support for all of the market segments among our diverse client base. More recently in 2010 we dedicated additional resources to our academic and mid-sized customers in recognition that these customers are benefiting from investment from large pharmaceutical companies and do not typically maintain large infrastructures.

  •
  We have also remained focused on internal process improvement initiatives. Specifically, we have continued our investment in our information technology systems and resources in order to better serve our customers, harmonize our data, and streamline our processes. Our most visible effort has been the roll out of our integrated enterprise resource planning (ERP) system. The first stage, which included all of our United States sites as well as our RMS site in Canada, went live at the beginning of fiscal 2010 and in the beginning of our fiscal third quarter 2010 we added our remaining PCS sites in Montreal and Edinburgh. Other locations are expected to be added in later stages. In addition, we have continued to expand our Lean Six Sigma program to reduce process cycle times, eliminate non-value added steps and optimize our operating efficiencies. Based on the initial success of the program in our PCS business segment, we have recently expanded it to RMS to attain similar operational benefits.

  •
  In July 2010, our Board of Directors authorized a $500.0 million stock repurchase program, which was increased by $250.0 million to $750.0 million on October 20, 2010. Subsequent to the initial authorization, in August 2010, we entered into an agreement to implement an accelerated stock repurchase (ASR) program with a third party investment banker to repurchase $300.0 million of common stock. In total, we received 8,871,829 shares under the ASR through its completion in February 2011. Following the completion of the ASR program, we have $397.1 million remaining on our $750.0 million stock repurchase authorization. Our present intention is to complete the initial $500.0 million of the stock repurchase authorization in 2011.

  •
  In November 2010, we announced a number of additional cost-savings actions, including a reduction of headcount by approximately 4% across our PCS, RMS and Corporate functions, the closure of a small leased PCS satellite facility in Quebec, Canada, consolidation of our Michigan Discovery Services operations with our larger facility in North Carolina; and further reductions in discretionary spending levels.

  •
  In December 2010, we announced an intensified focus on four key initiatives designed to allow Charles River to drive profitable growth and maximizing value for shareholders, and thus better position ourselves to operate successfully in the current and future business environment. These four key initiatives are:

    •
    improving our consolidated operating margin (including pursuing strategic alternatives for certain non-strategic or underperforming PCS assets, including our U.S. Phase I clinic and China preclinical facility);

    •
    improving free cash flow generation;

    •
    disciplined investment in growth business, such as GEMS, Discovery Services, In Vitro and Biopharmaceutical Services; and

    •
    returning value to shareholders, such as through stock repurchase programs.

        In light of our actions and intensified focus, we believe that we are well positioned to exploit both existing and new outsourcing opportunities. As strategic outsourcing by our customers increases, we believe that our expertise in areas previously addressed by our customers' in-house capabilities allows us to provide a more flexible, efficient and cost-effective alternative for them. In short, because these products and services are the core of our business, we are able to build and maintain expertise and tap into economies of scale that are difficult for our customers to match within their internal infrastructure.

        We intend to continue to broaden the scope of the products and services we provide across the early-stage drug development continuum primarily through internal development, which will be augmented, as needed, through focused "bolt-on" acquisitions and alliances. Our approach to acquisitions is a disciplined one that seeks to target businesses that are a sound strategic fit and that offer the prospect of enhancing shareholder value. This strategy may include geographic expansion of existing core services, strengthening our core services or the addition of a new product or service in a related or adjacent business.

        In addition, as our customers narrow their focus toward specific therapeutic areas, we have increasingly aligned our services portfolio along therapeutic lines, particularly those subject to major research funding or focus, such as oncology, metabolism and obesity, autoimmune/inflammation, cardiovascular, infectious disease and central nervous system. We have also focused on adding expertise in the biologics development areas. As a result of these collective efforts, we expect to be better positioned to gain market share by taking advantage of these trends, as well as broader-based collaboration across the early-stage drug development continuum.

Customers

        We maintain a three-pronged sales organization with a focus on:

  •
  global biopharmaceutical companies;

  •
  small and mid-sized pharmaceutical companies and biotechnology companies; and

  •
  academic and government customers.

        Our customers continue to consist primarily of all of the major pharmaceutical companies, many biotechnology companies, animal health, medical device, diagnostic and other life sciences companies, and leading hospitals, academic institutions, and government agencies. We have stable, long-term relationships with many of our customers. During 2010, no single commercial customer accounted for more than 5% of our total net sales.

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

Sales, Marketing and Customer Support

        We have designated dedicated sales people for each our three customer segments, enhancing our ability to meet customer needs by offering customized, tailored solutions across our entire portfolio. In addition, our mid-market pharmaceutical and biotechnology customers will benefit by additional support from a combination of account managers with broad portfolio knowledge and specialists with specific scientific expertise. This allows us to provide comprehensive coverage of all of the market segments among our diverse client population.

        We sell our products and services principally through our direct sales force and account management teams, the majority of whom work in North America, with the balance in Europe and the Asia-Pacific countries. In addition to interactions with our direct sale force, our primary promotional activities include organizing scientific symposia, publishing scientific papers and newsletters, webinars, and making presentations and participating at scientific conferences and trade shows in North America, Europe and Asia. We supplement these scientifically based marketing activities with internet-based marketing, advertising and direct mail. In certain locales, our direct sales force is supplemented by international distributors and agents for our products and services, particularly with respect to our In Vitro and Biopharmaceutical Services businesses.

        Our internal marketing/product management teams support the field sales staff and account management teams while developing and implementing programs to create close working relationships with customers in the biomedical research industry. We maintain customer service, technical assistance and consulting service departments (in addition to project managers for our service businesses), which address both our customers' routine and more specialized needs and generally serve as a scientific resource for them. We frequently assist our customers in solving problems related to animal husbandry, health and genetics, biosecurity, preclinical and clinical study design, regulatory consulting, protocol development and other areas in which our expertise is widely recognized as a valuable resource by our customers.

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

Competition

        Our goal is to be a leader in each of the markets in which we participate. We compete in the marketplace on the basis of quality, reputation, responsiveness, pricing, innovation, breadth of therapeutic and scientific expertise, timeliness and availability, supported by our professional bench strength in in vivo biology and toxicology, global capabilities and strategically located facilities worldwide. We are able to offer a unique portfolio to support early-stage drug development through our wide range of research models and research model services, discovery and imaging services and our broad array of preclinical services, including both general and specialty toxicology.

        The competitive landscape for our two business segments varies.

  •
  For RMS, our main competitors include three smaller companies in North America (each of whom has a global scope), and several smaller competitors in Europe and in Japan. Of our main U.S. competitors, two are privately held businesses and the third is a government funded, not-for-profit institution. We believe that none of our main competitors in RMS has our comparable global reach, financial strength, breadth of product and services offerings, technical expertise or pharmaceutical and biotechnology industry relationships.

  •
  As for PCS, we believe we are one of the two largest providers of preclinical services in the world, based on net service revenue. Our commercial competitors for preclinical services consist of both publicly held and privately owned companies, and it is estimated that the top eight participants (including Charles River) account for a significant portion of the global outsourced preclinical market, with the rest of the market remaining highly fragmented. Our PCS segment also competes with in-house departments of pharmaceutical and biotechnology companies, universities and teaching hospitals.

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

        We support a wide variety of organizations and individuals working to further animal welfare as well as the interests of the biomedical research community. We fund scholarships to laboratory animal training programs , provide financial support to non-profit institutions that educate the public about the benefits of animal research and provide awards and prizes to outstanding leaders in the laboratory animal medicine field.

Employees

        As of December 25, 2010, we had approximately 7,500 employees (including approximately 450 professionals with advanced scientific degrees, including Ph.D.s, D.V.M.s, and M.D.s (excluding those in businesses designated as discontinued operations). Our employees are not unionized in the United States although employees are unionized at some of our European facilities, consistent with local customs for our industry. Our satisfaction surveys indicate that we have an excellent relationship with our employees.

Backlog

        Our backlog for our PCS business segment from continuing operations was $219.9 million at December 25, 2010 as compared to $268.8 million at December 26, 2009. Our preclinical services are performed over varying durations, from short to extended periods of time, which may be as long as several years. We maintain an order backlog to track anticipated revenue from studies and projects that either have not started, but are anticipated to begin in the near future, or are in process and have not been completed. We only recognize a study or project in backlog after we have received written evidence of a customer's intention to proceed. We do not recognize verbal orders. Cancelled studies or projects are removed from backlog. We do not report backlog for our RMS business segment because turnaround time from order placement to fulfillment, both for products and services, is rapid.

        We believe our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, studies vary in duration (i.e., some studies that are included in 2010 backlog may be completed in 2010, while others may be completed in later years). Second, the scope of studies may change, which may either increase or decrease their value. Third, studies included in backlog may be subject to bonus or penalty payments. Fourth, studies may be terminated or delayed at any time by the client or regulatory authorities for a number of reasons, including the failure of a drug to satisfy safety and efficacy requirements or a sponsor making a strategic decision that a study or service is no longer necessary. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study has been made. We cannot provide any assurance that we will be able to realize all or most of the net revenues included in backlog or estimate the portion to be filled in the current year.

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

        Our PCS business conducts nonclinical laboratory safety studies intended to support the registration or licensing of our clients' products throughout the world. A minor part of our RMS business also conducts similar studies for our clients. The conduct of these studies must comply with national statutory or regulatory requirements for Good Laboratory Practice (GLP). GLP regulations describe a quality system concerned with the organizational process and the conditions under which nonclinical laboratory studies are planned, performed, monitored, recorded, archived and reported. GLP compliance is required by such regulatory agencies as the FDA, United States Environmental Protection Agency, European Medicines Agency (EMA), Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom, Health Canada, State Food and Drug Administration of the Peoples' Republic of China, and the Japanese Ministry of Health and Welfare. GLP requirements are significantly harmonized throughout the world and our laboratories are capable of conducting studies in compliance with all appropriate requirements. To assure our compliance obligations, we have established quality assurance units (QAU) in each of our nonclinical laboratories. The QAUs operate independently from those individuals that direct and conduct studies and monitor each study to assure management that the facilities, equipment, personnel, methods, practices, records, and controls are in compliance with GLP. Our laboratory managers use the results of QAU monitoring as part of a continuous process improvement program to assure our nonclinical studies meet client and regulatory expectations for quality and integrity.

        Our manufacturing businesses produce endotoxin test kits, reagents, cell banks used in research and biopharmaceutical production and vaccine support products. Additionally, several of our laboratories conduct identity, stability and potency testing in support of our clients' manufacturing programs. These activities are subject to regulation by the FDA and other national regulatory agencies under their respective current Good Manufacturing Practice (cGMP) regulations. We are subject to inspection on a routine basis for compliance with these regulations. These regulations require that we manufacture our products or perform testing in a prescribed manner with respect to cGMP compliance, and maintain records of our manufacturing, testing and control activities. We also maintain an Establishment License with USDA's Center for Veterinary Biologics (CVB) that covers certain of our sites which manufacture antigens used in a licensed diagnostic kit for rodents or—particular to our avian vaccine services—which manufacture USDA licensed antigens, antibodies, and viruses that are sold to clients for use in the manufacturing of their own USDA licensed products. Our vaccine support business also manufactures and markets three USDA licensed products that are considered final use products (Mycoplasma Gallisepticum Antigen, Mycoplasma Melegridis Antigen and Mycoplasma Synoviae Antigen), and sites involved in the manufacture of these articles are subject to regular inspection by USDA/CVB.

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

Corporate Governance

        We are committed to operating our business with integrity and accountability. We strive to meet or exceed all of the corporate governance standards established by the New York Stock Exchange, the Securities and Exchange Commission, and the Federal government as implemented by the Sarbanes-Oxley Act of 2002. Ten of the eleven members of our Board of Directors are independent and have no significant financial, business or personal ties to the Company or management and all of our Board committees (with the exception of our Executive Committee and our Strategic Planning and Capital Allocation Committee) are composed entirely of independent directors. The Board adheres to Corporate Governance Guidelines and a Code of Business Conduct and Ethics which has been communicated to employees and posted on our website. We are diligent in complying with established accounting principles and are committed to providing financial information that is transparent, timely and accurate. We have a Related Person Transactions Policy designed to promote the timely identification of such transactions and to ensure we give appropriate consideration to any real or perceived conflicts in our commercial arrangements. We have a global process through which employees, either directly or anonymously, can notify management (and the Audit Committee of the Board of Directors) of alleged accounting and auditing concerns or violations including fraud. Our internal Disclosure Committee meets regularly and operates pursuant to formal disclosure procedures and guidelines which help to ensure that our public disclosures are accurate and timely. Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Related Person Transactions Policy are available on our website at www.criver.com under the "Investor Relations—Corporate Governance" caption.

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

        Over the past decade, our businesses have grown as a result of the increase in pharmaceutical and biotechnology companies outsourcing their preclinical and clinical research support activities. While many industry analysts expect the outsourcing trend to continue to increase for the next several years (although with different growth rates for different phases of drug discovery and development), a decrease in preclinical outsourcing activity could result in a diminished growth rate in the sales of one or more of our expected higher-growth areas and adversely affect our financial condition and results of operations. In fact, in 2010 our revenues for our PCS segment declined 8.8% from 2009, and 2009 revenues were down 19.5% from 2008. For additional discussion of the factors that we believe have recently been influencing outsourcing demand from our customers, please see the section entitled "Our Strategy" included elsewhere in the Form 10-K. Furthermore, our customer contracts are generally terminable on little or no notice. Termination of a large contract or multiple contracts could adversely affect our sales and profitability. Our operations and financial results could be significantly affected by these risks.

A reduction in research and development budgets at pharmaceutical and biotechnology companies may adversely affect our business.

        Our customers include researchers at pharmaceutical and biotechnology companies. Our ability to continue to grow and win new business is dependent in large part upon the ability and willingness of the pharmaceutical and biotechnology industries to continue to spend on compounds in the preclinical phase of research and development and to outsource the products and services we provide. Fluctuations in the expenditure amounts in each phase of the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities (including available resources of our biotechnology customers, particularly those that are cash-negative, who may be highly focused on rationing their liquid assets in a challenging funding environment), general economic conditions and institutional budgetary policies. Our business could be adversely affected by any significant decrease in life sciences research and development expenditures by pharmaceutical and biotechnology companies, as well as by academic institutions, government laboratories or private foundations. In particular, studies in recent years have indicated that a majority of academic researchers are anticipating reductions in their budgets, although funds disbursed through the American Recovery and Reinvestment Act may have provided some offset. Similarly, economic factors and industry trends that affect our clients in these industries, including funding for biotechnology companies, which have suffered during the recent economic downturn, also affect their research and development budgets and, consequentially, our business as well. The economic downturn has also negatively affected us to the extent that the research and development budgets at our pharmaceutical customers have recently down their preclinical studies in favor of their later-stage products as they reprioritize compound pipelines (focusing on the back-end of their pipelines in the near-term) and moderate their spending per drug candidate. Furthermore, our customers (particularly larger bio/pharmaceutical companies) continue to search for ways to maximize the return on their investments with a focus on leaner research and development costs per drug candidate. For additional discussion of the factors that we believe have recently been influencing research and development budgets at our customers, please see the section entitled "Our Strategy" included elsewhere in the Form 10-K.

A reduction or delay in government funding of research and development may adversely affect our business.

        A portion of net sales in our RMS segment is derived from customers at academic institutions and research laboratories whose funding is partially dependent on both the level and timing of funding from government sources, such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies, that can be difficult to forecast. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Our sales may be adversely affected if our customers delay purchases as a result of uncertainties surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. Other programs, such as homeland security or defense, or general efforts to reduce the federal budget deficit could be viewed by the United States government as a higher priority. These budgetary pressures may result in reduced allocations in the future to government agencies that fund research and development activities. Although the Obama administration's stimulus packages in 2009 and 2010 included increases in NIH funding, NIH funding had otherwise remained fairly flat in recent years and a reduction in government funding for the NIH or other government research agencies could adversely affect our business and our financial results. Also, there is no guarantee that NIH funding will be directed towards projects and studies that require use of our products and services.

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

        In March 2010, the United States Congress enacted health care reform legislation intended over time to expand health insurance coverage and impose health industry cost containment measures. This legislation may significantly impact the pharmaceutical and biotechnology industries. In addition, the U.S. Congress, various state legislatures and European and Asian governments may consider various types of health care reform in order to control growing health care costs. We are presently uncertain as to the effects of the recently enacted legislation on our business and are unable to predict what legislative proposals will be adopted in the future, if any.

        Implementation of health care reform legislation may have certain benefits but also may contains costs that could limit the profits that can be made from the development of new drugs. This could adversely affect research and development expenditures by pharmaceutical and biotechnology companies, which could in turn decrease the business opportunities available to us both in the United States and abroad. In addition, new laws or regulations may create a risk of liability, increase our costs or limit our service offerings. Furthermore, if health insurers were to change their practices with respect to reimbursements for pharmaceutical products, our customers may spend less, or reduce their growth in spending on research and development.

         Any failure by us to comply with applicable regulations and related guidance could harm our reputation and operating results, and compliance with new regulations and guidance may result in additional costs.

        Any failure on our part to comply with applicable regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. This could harm our reputation, our prospects for future work and our operating results. For example, the issuance of a notice of observations or a warning from the FDA based on a finding of a material violation by us of good clinical practice, good laboratory practice or current good manufacturing practice requirements could materially and adversely affect us. If our operations are found to violate any applicable law or other governmental regulations, we might be subject to civil and criminal penalties, damages and fines. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management's attention from the operation of our business and damage our reputation.

        In addition, regulations and guidance worldwide concerning the production and use of laboratory animals for research purposes continues to be updated. Notably, there has been a recent updating of guidance in Europe that will be implemented over a period of several years on a country-by-country basis. Because of the complexities of the formal adoption process, the finalization and implementation of this guidance will likely take three or more years. Similarly, guidance has been and continues to be developed for other areas that impact the biomedical research community on both a national and international basis, including transportation, euthanasia guidance, import and export requirements of biological materials, health monitoring requirements and the use of disinfectants. In the United States, in 2010 guidance used by the National Institutes of Health and by certain oversight agencies for the care and use of laboratory animals has been completed, and it is expected to be implemented in 2011.

Furthermore, certain of our customers may require us to comply with this new guidance in advance of its implementation as a condition to being awarded contracts. Conforming to these new guidelines will likely cause us increased costs attributable to additional facilities, the need to add personnel to address new processes, as well as increased administrative burden, and the upgrading of existing facilities.

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

        We perform a test for goodwill impairment annually and whenever events or circumstances make it likely the fair value of a reporting unit has fallen below its carrying amount to determine if impairment exists. The goodwill impairment analysis is a two-step process. The first step is used to identify potential impairment and involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. Fair value is determined by using a weighted combination of a market-based approach and an income approach, as this combination is deemed to be the most indicative of our fair value in an orderly transaction between market participants. Under the market-based approach, we utilize information about our Company as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value our reporting units. Under the income approach, we determine fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures and future market conditions, among others. Our projections are based on an internal strategic review. Key assumptions, strategies, opportunities and risks from this strategic review along with a market evaluation are the basis for our assessment. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired. However, if the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

        Our annual goodwill impairment assessment has historically been completed at the beginning of the fourth quarter. Based on our assessment (step one) for 2010, the fair value of our PCS business was less than its carrying value. The second step of the goodwill impairment test involved us calculating the implied goodwill for the PCS business. The carrying value of the goodwill assigned to the PCS business exceeded the implied fair value of goodwill resulting in a goodwill impairment of $305.0 million.

        Goodwill will not be amortized, but will be reviewed for impairment at least annually. The results of this year's impairment test are as of a point in time. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value in subsequent years. To the extent goodwill is impaired, its carrying value will be written down to its implied fair value and a charge will be made to our earnings. Such an impairment charge could materially and adversely affect our operating results and financial condition. As of December 25, 2010, we had recorded goodwill and other intangibles of $319.7 million in the consolidated balance sheet.

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

        The products and services which we provide our customers are essential to the drug discovery and development process, and are almost universally mandated by law. Notwithstanding, certain special interest groups categorically object to the use of animals for valid research purposes. Historically, our core research model activities with rats, mice and other rodents have not been the subject of significant animal rights media attention. However, research activities with animals have been the subject of adverse attention, impacting the industry. This has included demonstrations near facilities operated by us. Any negative attention, threats or acts of vandalism directed against our animal research activities in the future could impair our ability to operate our business efficiently.

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

  •
  quality of facilities;

  •
  financial stability;

  •
  size; and

  •
  ability to acquire, process, analyze and report data in an accurate manner.

        If we do not compete successfully, our business will suffer. Increased competition might lead to price and other concessions that might adversely affect our operating results. The drug discovery and development services industry has continued to see a trend towards consolidation, particularly among the biotechnology companies, who are targets for each other and for larger pharmaceutical companies (although recent trends since 2008 also demonstrated increased merger activity between larger pharmaceutical companies themselves). If this trend continues, it is likely to produce more competition among the larger companies and contract research organizations generally, with respect to both clients and acquisition candidates. In addition, while there are substantial barriers to entry for large, global competitors with broad-based services, small, specialized entities considering entering the contract research organization industry will continue to find lower barriers to entry, and private equity firms may determine that there are opportunities to acquire and roll up these companies, thus further increasing possible competition. Furthermore, in recent years both Charles River and our competitors, particularly in the preclinical services area, invested significantly in capital projects to increase capacity. An ongoing challenge for all participants is balancing existing (and sometimes excess) capacity and market demand. Where capacity has been increased too much, pressure to lower prices or to take on lower-margin studies and projects can occur. More generally, our competitors or others might develop technologies, services or products that are more effective or commercially attractive than our current or future technologies, services or products, or that render our technologies, services or products less competitive or obsolete. If competitors introduce superior technologies, services or products and we cannot make enhancements to ours to remain competitive, our competitive position, and in turn our business, revenue and financial condition, would be materially and adversely affected. In the aggregate, these competitive pressures may affect the attractiveness of our services and could adversely affect our financial results.

Potential Changes in U.S. Tax Law.

        In its budget submission to Congress in February 2010, and reiterated in the administration's 2012 budget proposal released on February 14, 2011, the Obama administration proposed changes to the manner in which the U.S. would tax the international income of U.S.-based companies. The proposed changes include, among others, limiting the ability of U.S. corporations to deduct interest expense allocated and apportioned to offshore earnings and modifying the foreign tax credit rules. While it is uncertain how the U.S. Congress may address this issue, reform of U.S. taxation, including taxation of international income, continues to be a topic of discussion for the U.S. Congress. Although the scope of the proposed changes remains unclear and the likelihood of enactment is uncertain, it is possible that these or other changes in the U.S. tax laws could increase the Company's effective tax rate which would affect our profitability.

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

        For many years, groups within the scientific and research communities have attempted to develop models, methods and systems that would replace or supplement the use of living animals as test subjects in biomedical research. Some companies have developed techniques in these areas that may have scientific merit. In addition, technological improvements to existing or new processes, such as imaging technology, could result in a refinement in the number of animal research models necessary to conduct the required research. It is our strategy to participate in some fashion with any non-animal test method or other method that reduces the need for animal research models as it becomes validated as a research model alternative or adjunct in our markets. For instance, in recent years we acquired imaging capabilities through our acquisitions of MIR and Cerebricon. However, we generally may not be successful in commercializing these methods if developed, and sales or profits from these methods may not offset reduced sales or profits from research models. Alternative research methods could decrease the need for research models, and we may not be able to develop new products effectively or in a timely manner to replace any lost sales. In addition, other companies or entities may develop research models with characteristics different than the ones that we produce, and which may be viewed as more desirable by our customers.

Upgrading and integrating our business systems could result in implementation issues and business disruptions.

        In 2010 we completed the initial implementation of a project to replace many of our numerous legacy business systems at our different sites globally with an enterprise wide, integrated enterprise resource planning (ERP) system. The first stage, which included all of our United States sites as well as our RMS site in Canada, went live at the beginning of fiscal 2010 and in the beginning of our fiscal third quarter 2010, we added our remaining PCS sites in Montreal and Edinburgh. We are now enhancing the value of the system's reporting capabilities. The expansion of the system to other international locations may occur at a future date based on value to the business. In general, the process of planning and preparing for these types of integrated, wide-scale implementations is extremely complex and we are required to address a number of challenges including data conversion, system cutover and user training. Problems in any of these areas could cause operational problems during implementation including delayed shipments, missed sales, billing and accounting errors and other operational issues. There have been numerous, well-publicized instances of companies experiencing difficulties with the implementation of ERP systems which resulted in negative business consequences.

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

We may not be able to successfully develop and market new services and products.

        We may seek to develop and market new services and products that complement or expand our existing business or service offerings. For instance, in 2009 we acquired System Pathology Company, LLC, a pathology based software development company focused on developing state-of-the-art analytical imaging technologies to automate the labor intensive tissue evaluations process which is a significant component of standard preclinical studies, and in 2010 we announced we entered into an exclusive, long-term marketing and distribution agreement with Transposagen Biopharmaceuticals, Inc., a Lexington, Kentucky-based provider of unique genetically modified rat models. If we are unable to develop new services and products and/or create demand for those newly developed services and products, our future business, results of operations, financial condition, and cash flows could be adversely affected.

Our debt level could adversely affect our business and growth prospects.

        At December 25, 2010, we had approximately $700.9 million of debt. This debt could have significant adverse effects on our business, including making it more difficult for us to obtain additional financing on favorable terms; requiring us to dedicate a substantial portion of our cash flows from operations to the repayment of debt and the interest on this debt; limiting our ability to capitalize on significant business opportunities; and making us more vulnerable to rising interest rates. For additional information regarding our debt, please see Note 5 included in the Notes to Consolidated Financial Statements elsewhere in this Form 10-K.

If we are not successful in selecting and integrating the businesses and technologies we acquire, or in managing our current and future divestitures, our business may suffer.

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

  •
  challenges with developing and operating new businesses.

  •
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
  loss of key employees;

  •
  risks of not being able to overcome differences in foreign business practices, customs and importation regulations, language and other cultural barriers in connection with the acquisition of foreign companies;

  •
  risks that disagreements or disputes with prior owners of an acquired business, technology, service or product may result in litigation expenses and distribution of our management's attention;

  •
  the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies; and

  •
  difficulties in achieving business and financial success.

        In the event that an acquired business or technology or an alliance does not meet our expectations, our results of operations may be adversely affected.

Some of the same risks exist when we decide to sell a business, site, or product line. In addition, divestitures could involve additional risks, including the following:

  •
  difficulties in the separation of operations, services, products and personnel; and

  •
  the need to agree to retain or assume certain current or future liabilities in order to complete the divestiture.

        We continually evaluate the performance and strategic fit of our businesses. For example, on December 14, 2010, we announced that we intended to explore strategic alternatives for certain non-strategic or under-performing PCS assets including our U.S. Phase I clinic and the China preclinical facility. These and any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have an adverse effect on our results of operations and financial condition. In addition, we may encounter difficulty in finding buyers or alternative exit strategies at acceptable prices and terms and in a timely manner. We may not be successful in managing these or any other significant risks that we encounter in divesting a business, site or product line, and as a result, we may not achieve some or all of the expected benefits of the divestiture.

We could experience a breach of the confidentiality of the information we hold or of the security of our computer systems.

        We operate large and complex computer systems that contain significant amounts of customer data. As a routine element of our business, we collect, analyze and retain substantial amounts of data pertaining to the preclinical and the clinical studies we conduct for our customers. Unauthorized third parties could attempt to gain entry to such computer systems for the purpose of stealing data or disrupting the systems. We believe that we have taken adequate measures to protect them from intrusion, and we continue to improve and enhance our systems in this regard, but in the event that our efforts are unsuccessful we could suffer significant harm. Our contracts with our customers typically contain provisions that require us to keep confidential the information generated from these studies. In the event the confidentiality of such information was compromised, we could suffer significant harm.

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which would harm our business.

        Our success depends to a significant extent on the continued services of our senior management and other members of management. James C. Foster, our Chief Executive Officer since 1992 and Chairman since 2000, has held various positions with us for almost 35 years. We have no employment agreement with Mr. Foster or other members of our management. If Mr. Foster or other members of management do not continue in their present positions, our business may suffer.

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

        Our results of operations in any quarter may vary from quarter to quarter and are influenced by such factors as:

  •
  changes in the general global economy;

  •
  the number and scope of ongoing customer engagements;

  •
  the commencement, postponement, delay, progress, completion or cancellation of customer contracts in the quarter;

  •
  changes in the mix of our products and services;

  •
  the extent of cost overruns;

  •
  holiday patterns of our customers;

  •
  budget cycles of our customers;

  •
  the timing and charges associated with completed acquisitions and other events; and

  •
  exchange rate fluctuations.

        We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. Nonetheless, fluctuations in our quarterly operating results could negatively affect the market price of our common stock.

Item 1B.    Unresolved Staff Comments

        There are no unresolved comments to be reported in response to Item 1B.

Item 2.    Properties

        We own or lease the land and buildings where we have facilities. We own large facilities (facilities over 50,000 square feet) for our PCS businesses in the United States, Canada, Scotland and Ireland, and lease large facilities in the United States, Canada and China. We own large RMS facilities in the United Kingdom, France, Germany, Japan, Canada and the United States. None of our leases is individually material to our business operations. Many of our leases have an option to renew and we believe that we will be able to successfully renew expiring leases on terms satisfactory to us. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed. For additional information see Note 10 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

        We continually evaluate capacity in light of our customer needs and demands. Accordingly, in January 2010 we announced that we had decided to suspend operations at our Shrewsbury, Massachusetts facility by the middle of 2010, with the intention to resume operations when global preclinical market conditions improve and we require additional capacity. Currently, we do not anticipate significant expansion requirements in either our RMS or PCS businesses for the next few years due to available capacity at existing and suspended sites. However, we may expand at specific sites should we determine that it is not feasible to utilize available capacity at existing or suspended sites.

        We are pursuing strategic alternatives for our U.S Phase I clinical site in Tacoma, Washington and for our PCS operation in Shanghai, China. Similarly, we have announced the consolidation of our Discovery Services site in Ann Arbor, Michigan with our operations in North Carolina. The real estate associated with these operations is leased and depending on the resolution of these situations, we may be encumbered with the remaining real estate lease obligations.

Item 3.    Legal Proceedings

        We are not a party to any material legal proceedings, other than ordinary routine litigation incidental to our business that is not material to our business or financial condition.

Item 4.    Removed and Reserved

Supplementary Item. Executive Officers of the Registrant (pursuant to Instruction 3 to Item 401(b) of Regulation S-K).

        Below are the names, ages and principal occupations of each our current executive officers. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

        Thomas F. Ackerman, age 56, joined us in 1988 with over eleven years of combined public accounting and international finance experience. He was named Controller, North America in 1992 and became our Vice President and Chief Financial Officer in 1996. In 1999, he was named a Senior Vice President and in 2005 he was named a Corporate Executive Vice President. He is currently responsible for overseeing our Accounting and Finance Department and several other corporate staff departments. Prior to joining us, Mr. Ackerman was an accountant at Arthur Andersen & Co.

        James C. Foster, age 60, joined us in 1976 as General Counsel. Over the past 34 years, Mr. Foster has held various staff and managerial positions, and was named our President in 1991, Chief Executive Officer in 1992 and our Chairman in 2000.

        Nancy A. Gillett, age 55, joined us in 1999 with the acquisition of Sierra Biomedical. Dr. Gillett has 26 years of experience as an ACVP board certified pathologist and scientific manager. In 1999, she became Senior Vice President and General Manager of our Sierra Biomedical division, and subsequently held a variety of managerial positions, including President and General Manager of Sierra Biomedical and Corporate Vice President and General Manager of Drug Discovery and Development (the predecessor to our Preclinical Services business segment). In 2004, Dr. Gillett was named Corporate Senior Vice President and President, Global Preclinical Services, and in 2006 she became a Corporate Executive Vice President.

        David P. Johst, age 49, joined us in 1991 as Corporate Counsel and was named Vice President, Human Resources in 1995. He became Vice President, Human Resources and Administration in 1996, a Senior Vice President in 1999, and a Corporate Executive Vice President in 2005. He currently serves as the Company's General Counsel and Chief Administrative Officer and is responsible for overseeing our Corporate legal function, Human Resources department and several other corporate staff departments. Prior to joining the Company, Mr. Johst was in private practice at the law firm of Hale and Dorr (now WilmerHale).

        Davide Molho, age 41, joined our Italian operations in 1999 and was promoted to Director of Operations for Research Models and Services (RMS) Italy in 2002. In 2005, his role was expanded to include French RMS operations and in 2007, he became Corporate Vice President, European Research Models and Services, with responsibility for all European RMS operations. In July 2009, Dr. Molho was promoted to Corporate Senior Vice President, North American & European Research Models and Services. He was subsequently promoted to Corporate Executive Vice President and President, Global Research Models and Services in December 2010.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on the New York Stock Exchange on June 23, 2000 under the symbol "CRL." The following table sets forth for the periods indicated below the high and low sales prices for our common stock.

2011	High	Low
First quarter (through February 10, 2011)	$39.18	$35.25
2010	High	Low
First quarter	$39.75	$32.74
Second quarter	41.65	28.00
Third quarter	35.87	28.20
Fourth quarter	36.10	30.70
2009	High	Low
First quarter	$29.87	$23.03
Second quarter	33.28	23.29
Third quarter	37.47	29.82
Fourth quarter	40.14	30.95

        There were no equity securities that were not registered under the Securities Act of 1933, as amended, sold by the Company during the fiscal year ended December 25, 2010.

Shareholders

        As of February 10, 2011 there were approximately 471 registered shareholders of the outstanding shares of common stock.

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

Issuer Purchases of Equity Securities

        The following table provides information relating to the Company's purchases of shares of its common stock during the quarter ended December 25, 2010.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
September 26, 2010 to October 23, 2010	3,109	$33.15	—	$498,535
October 24, 2010 to November 20, 2010	80	$32.77	—	$498,535
November 21, 2010 to December 25, 2010	1,250,000	$34.45	1,250,000	$455,466

Total:	1,253,189		1,250,000

        On July 29, 2010, our Board of Directors authorized a $500.0 million stock repurchase program. Our Board of Directors increased the stock repurchase program by $250.0 million to $750.0 million on October 20, 2010. On August 27, 2010, we entered into an agreement to implement an accelerated stock repurchase (ASR) program with a third party investment banker to repurchase $300.0 million of common stock. We paid the $300.0 million and received an initial delivery of 6,000,000 shares which represented approximately 60% of the total number of shares that we would receive under the ASR if the price per share of our common stock remained at the closing price per share of our common stock on August 27, 2010 throughout the calculation period. We received an additional 750,000 shares under the ASR on September 23, 2010, and an additional 1,250,000 shares on December 21, 2010. The ASR was settled on February 11, 2011 based on a discount to the daily volume weighted average price (VWAP) of our common stock over the course of a calculation period. We received the final 871,829 shares based on the settlement of the ASR.

        Additionally, the Company's Incentive Plans permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, during the quarter ended December 25, 2010, the Company acquired 3,189 shares for $0.11 million as a result of such withholdings.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table summarizes, as of December 25, 2010, the number of options issued under the Company's stock option plans and the number of options available for future issuance under these plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plan approved by security holders:
Charles River 2000 Incentive Plan	2,910,771		$41.22	700,592
Charles River 1999 Management Incentive Plan	1,000		$31.12	6,000
Inveresk 2002 Stock Option Plan	89,041		$25.22	—
2007 Incentive Plan	3,593,501		$35.46	2,518,303
Equity compensation plans not approved by security holders	—		—	—

Total	6,594,313	(1)		3,224,895	(2)

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

        The following table provides additional information regarding the aggregate issuances under the Company's existing equity compensation plans as of December 25, 2010:

Category	Number of securities outstanding	Weighted average exercise price	Weighted average term
	(a)	(b)	(c)
Total number of restricted shares outstanding(1)	777,740	$—	—
Total number of options outstanding	6,594,313	$37.87	4.10

(1)
For purposes of this table, only unvested restricted stock as of December 25, 2010 is included. Also for purposes of this table only, the total includes 71,197 restricted stock units granted to certain employees of the Company outside of the United States.

Comparison of 5-Year Cumulative Total Return

        Among Charles River Laboratories International, Inc., The S&P 500 Index and The NASDAQ Pharmaceutical Index.

        The following stock performance graph compares the annual percentage change in the Company's cumulative total shareholder return on its Common Stock during a period commencing on December 31, 2005 and ending on December 25, 2010 (as measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the Company's share price at the end and the beginning of the measurement period; by (2) the share price at the beginning of the measurement period) with the cumulative total return of the S&P 500 Index and the NASDAQ Pharmaceutical Index during such period. The Company has not paid any dividends on the Common Stock, and no dividends are included in the representation of the Company's performance. The stock price performance on the graph below is not necessarily indicative of future price performance. The graph is not "soliciting material," is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. Information used in the graph was obtained from Standards & Poor's Institutional

Market Services, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Charles River Laboratories International, Inc., The S&P 500 Index
And The NASDAQ Pharmaceutical Index

	Dec. 31, 2005	Dec. 30, 2006	Dec. 29, 2009	Dec. 27, 2008	Dec. 26, 2009	Dec. 25, 2010
Charles River Laboratories International, Inc.	100.00	102.08	156.05	59.05	77.79	84.26
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
NASDAQ Pharmaceutical	100.00	101.61	94.58	87.40	95.29	101.44

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

	Fiscal Year(1)
	2010	2009	2008	2007	2006
	(dollars in thousands)
Statement of Income Data:
Net sales	$1,133,416	$1,171,642	$1,295,299	$1,185,139	$1,034,742
Cost of products sold and services provided	748,656	748,650	796,478	720,254	636,488
Selling, general and administrative expenses	232,489	227,663	223,935	212,471	178,453
Goodwill impairment	305,000	—	700,000	—	—
Asset impairment	91,378	—	—	—	—
Termination fee	30,000	—	—	—	—
Amortization of intangibles	24,405	25,716	26,725	30,020	35,757

Operating income (loss)	(298,512)	169,613	(451,839)	222,394	184,044
Interest income	1,186	1,712	7,882	9,120	6,550
Interest expense	(35,279)	(21,682)	(22,335)	(24,453)	(23,099)
Other, net	(1,477)	1,914	(5,154)	(1,392)	838

Income (loss) from continuing operations before income taxes	(334,082)	151,557	(471,446)	205,669	168,333
Provision for income taxes	23	40,354	57,029	56,023	47,920

Income (loss) from continuing operations net of income taxes	(334,105)	111,203	(528,475)	149,646	120,413
Income (loss) from discontinued businesses, net of tax	(8,012)	1,399	3,283	1,472	(176,791)

Net income (loss)	(342,117)	112,602	(525,192)	151,118	(56,378)
Net income (loss) attributable to noncontrolling interests	5,448	1,839	687	(470)	(1,605)

Net income (loss) attributable to common shareowners	$(336,669)	$114,441	$(524,505)	$150,648	$(57,983)

Common Share Data:
Earnings (loss) per common share
Basic
Continuing operations attributable to common shareowners	$(5.25)	$1.73	$(7.85)	$2.23	$1.72
Discontinued operations	$(0.13)	$0.02	$0.05	$(0.02)	$(2.56)
Net income (loss) attributable to common shareowners	$(5.38)	$1.75	$(7.80)	$2.25	$(0.84)
Diluted
Continuing operations attributable to common shareowners	$(5.25)	$1.72	$(7.85)	$2.17	$1.70
Discontinued operations	$(0.13)	$0.02	$0.05	$(0.02)	$(2.53)
Net income (loss) attributable to common shareowners	$(5.38)	$1.74	$(7.80)	$2.19	$(0.83)
Other Data:
Depreciation and amortization	$93,649	$89,962	$86,851	$81,965	$80,408
Capital expenditures	42,860	79,853	198,642	230,754	183,314
Balance Sheet Data (at end of period):
Cash and cash equivalents	$179,160	$182,574	$243,592	$225,449	$175,380
Working capital	293,114	345,828	317,141	299,587	241,762
Goodwill, net	198,438	508,235	457,578	1,120,540	1,119,309
Total assets	1,733,373	2,204,093	2,141,413	2,778,313	2,523,449
Total debt and capital lease obligations	700,852	492,832	515,332	437,902	489,277
Total shareowners' equity	687,423	1,375,243	1,241,286	1,905,390	1,643,892

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

Overview

        We are a leading global provider of solutions that advance the drug discovery and development process, including research models and associated services and outsourced preclinical services. We provide our products and services to global pharmaceutical companies and biotechnology companies, as well as government agencies and leading hospitals and academic institutions throughout the world in order to bring drugs to market faster and more efficiently. Our broad portfolio of products and services enables our customers to reduce costs, increase speed to market and enhance their productivity and effectiveness in drug discovery and development. We have built upon our core competency of in vivo biology, including laboratory animal medicine and science (research model technologies) to develop a diverse and growing portfolio of services which address drug discovery and development in the preclinical arena. We have been in business for over 60 years and currently operate approximately 68 facilities in 16 countries worldwide.

        Our market for our goods and services continues to be in transition, and we are uncertain as to when the unfavorable market demand factors, which continue to negatively impact our results of operations, will abate. These market factors, which have existed since 2008, include: measured research and development spending by major pharmaceutical and biotechnology companies due to the impact of the slower economy; significant impact from consolidations in the pharmaceutical and biotechnology industry; significant patent expirations; delays in customer decisions and commitments; tight cost constraints by our customers and recognition of excess preclinical capacity within our industry which has resulted in pricing pressure; a focus on late-stage (human) testing as customers endeavor to bring drugs further down the development pipeline to market; and the impact of healthcare reform initiatives. All of these ongoing factors contribute to demand uncertainty and impacted sales in 2010.

        As we look forward, we continue to anticipate that demand, particularly for Preclinical Services, will begin to ramp up as our customers reinvigorate their early-stage drug development pipelines, continue to choose outsourcing of services to improve the effectiveness and cost efficiency of their drug development efforts, and reduce their internal capacity through closure of underutilized facilities. We believe that increased focus on strategic outsourcing by our customers should result in the expansion of strategic relationships with a reduced and limited number of partners, which will drive demand for our services. We believe that the long-term drivers for our business as a whole will primarily emerge from our customers' continued demand for research models and services and regulatory compliant preclinical services, which are essential to the drug development process. However, presently it is challenging to predict the timing associated with these drivers.

        In response to the challenging market environment during the past few years, which has continued through 2010, we have taken significant steps to better support our customers, identify new strategies to enhance client satisfaction, improve operating efficiencies and generally strengthen our business model. For additional discussion of these steps, please see the section entitled "Our Strategy" included in Item 1 in this Form 10-K.

        Additionally, in December 2010, we announced an intensified focus on four key initiatives designed to allow us to drive profitable growth and to maximize value for shareholders, and thus better position ourselves to operate successfully in the current and future business environment. These four initiatives are detailed:

  •
  Improving the consolidated operating margin.  By continuing to aggressively manage our cost structure and drive operating efficiencies, we expect to generate improving operating margins,

    depending on the strength of recovery in demand for preclinical services. We have already implemented significant actions to reduce costs during the last two years to manage our business in the challenging industry-wide preclinical market conditions. In addition, we announced in December 2010 that we intended to pursue strategic alternatives for non-strategic or under-performing PCS assets, including the U.S. Phase I clinic (now reclassified as discontinued operations) and the China preclinical facility. These actions are expected to contribute to improved operating margins in the future.

  •
  Improving free cash flow generation.  We currently believe we have adequate capacity to support revenue growth in both business segments without significant additional investment for expansion. Improved operating margins, elimination of the specified operating losses and minimal requirements for capital expansion should contribute to generate strong cash flow.

  •
  Disciplined investment in growth businesses.  We expect to maintain a disciplined focus on deployment of capital, investing in those areas of our existing business which will generate the greatest sales growth and profitability, such as GEMS, Discovery Services, In Vitro products and Biopharmaceutical Services.

  •
  Returning value to shareholders.  On July 29, 2010, the Board of Directors authorized a $500.0 million stock repurchase program and increased the authorization to $750.0 million on October 20, 2010. Under the authorization, in 2010 we initiated a substantial stock repurchase program which is intended to drive immediate shareholder value and earnings per share accretion. We intend to complete the initial $500.0 million of the Board's stock repurchase authorization in 2011.

        Our annual goodwill impairment assessment has historically been completed at the beginning of the fourth quarter. Based on our assessment (step one) for 2010, the fair value of our PCS business was less than its carrying value. The second step of the goodwill impairment test involved us calculating the implied goodwill for the PCS business. The carrying value of the goodwill assigned to the PCS business exceeded the implied fair value of goodwill resulting in a goodwill impairment of $305.0 million.

        As a result of our decision to pursue strategic alternatives for our preclinical facility in China, in the fourth quarter we recognized an impairment of $17.2 million. Additionally, we determined the fair value of our in process research and development acquired in the acquisition of System Pathology Company, LLC (SPC). The fair value of the in process research and development was less than the carrying value recorded at the time of the acquisition. Based on the evaluation we recorded an impairment of $7.2 million. Also in the fourth quarter of 2010, we determined we would not be utilizing our PCS-Massachusetts facility in the foreseeable future. We performed a fair value assessment of that site which resulted in our recording an impairment of $64.6 million.

        Total net sales in 2010 were $1.1 billion, a decrease of 3.3% from 2009. The sales decrease was due primarily to lower demand and pricing pressure for PCS and moderately slower demand for RMS. The effect of foreign currency translation had a positive impact on sales of 0.1%. Our gross margin decreased to 33.9% of net sales compared to 36.1% of net sales in 2009, due primarily to lower sales.

        Our operating (loss)/income for 2010 was $(298.5) million compared to $169.6 million for 2009. (Loss)/Income from continuing operations, net of tax, was $(334.1) million in 2010 compared to $111.2 million in 2009. The operating loss is primarily due to the goodwill impairment, asset impairments and the $30.0 million WuXi termination fee. The diluted loss per share from continuing operations attributable to common shareowners for 2010 was $5.25 compared to diluted earnings per share of $1.72 in 2009. Our capital expenditures totaled $42.9 million for 2010, compared to $79.9 million for 2009. Our planned capital expenditures in 2011 are approximately $50.0 million. Net (loss)/income attributable to common shareowners for 2010 was $(336.7) million in 2010 compared to $114.4 million in 2009.

        We report two segments: RMS and PCS, which reflect the manner in which our operating units are managed.

        Our RMS segment, which represented 58.8% of net sales in 2010, includes sales of research models, genetically engineered models and services (GEMS), research animal diagnostics (RADS), discovery services (DS), consulting and staffing services (CSS), vaccine support, and our in vitro business. Net sales for this segment increased 1.1% compared to 2009, with the addition of Piedmont Research Center and Cerebricon, Ltd., partially offset by unfavorable foreign currency translation of 0.5%. We experienced decreases in both the RMS gross margin, from 42.2% to 41.7%, and operating margin from 29.3% to 27.7% compared to last year due mainly to the impact of our fixed costs with flat sales partially offset by cost savings.

        Our PCS segment, which represented 41.2% of net sales in 2010, includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical, bioanalysis, pharmacokinetics and drug metabolism services. Sales for this segment decreased 8.8% over 2009 driven by slower demand for preclinical services partially offset by favorable foreign currency, which increased sales growth by 0.9%. We experienced a decrease in the PCS gross margin from 28.2% in 2009 to 22.8% in 2010, due mainly to lower capacity utilization due to the lower sales volume and increased pricing pressure. The 2010 operating margin was a negative 84.1% compared to a positive 7.8% in 2009 mainly due to the goodwill impairment and asset impairments.

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

        We perform a test for goodwill impairment annually and whenever events or circumstances make it likely the fair value of a reporting unit has fallen below its carrying amount to determine if impairment exists. The goodwill impairment analysis is a two-step process. The first step is used to identify potential impairment and involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. Fair value is determined by using a weighted combination of a market-based approach and an income approach, as this combination is deemed to be the most indicative of our fair value in an orderly transaction between market participants. Under the market-based approach, we utilize information about our Company as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value our reporting units. Under the income approach, we determine fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures and future market conditions, among others. Our projections are based on internal projections. Key assumptions, strategies, opportunities and risks from this strategic review along with a market evaluation are the basis for our assessment. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired. However, if the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

        Our annual goodwill impairment assessment has historically been completed at the beginning of the fourth quarter. Based on our assessment (step one) for 2010, the fair value of our PCS business was less than its carrying value. The second step of the goodwill impairment test involved us calculating the implied goodwill for the PCS business. The carrying value of the goodwill assigned to the PCS business exceeded the implied fair value of goodwill resulting in a goodwill impairment of $305.0 million.

        Additionally, we performed an assessment of the fair value of our in-process research and development acquired in the acquisition of SPC. The fair value of the in-process research and development was less than the carrying value recorded as the time of the acquisition. Based on the evaluation we recorded an impairment of $7.2 million.

        Goodwill and other indefinite-lived assets will not be amortized, but will be reviewed for impairment at least annually. The results of this year's impairment test are as of a point in time. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value in subsequent years. To the extent goodwill is impaired, its carrying value will be written down to its implied fair value and a charge will be made to our earnings. Such an impairment charge could materially and adversely affect our operating results and financial condition. As of December 25, 2010, we had recorded goodwill and other intangibles of $319.7 million in the consolidated balance sheet.

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

        The fourth quarter of 2010 was impacted by continuing market factors which include: measured spending by major pharmaceutical and biotechnology companies due to the impact of the slower economy; significant impact from consolidations in the pharmaceutical and biotechnology industry; delays in customer decisions and commitments; tight cost constraints by our customers and recognition of excess preclinical capacity within our industry which has resulted in pricing pressure; a focus on late-stage (human) testing as customers endeavor to bring drugs further down the development pipeline to market; and the impact of healthcare reform initiatives. All of these ongoing factors contribute to demand uncertainty and have impacted sales in 2010.

        During the fourth quarter of 2010, based on our most recent market outlook we assessed our long-lived assets for impairment. The assessment included an evaluation of the ongoing cash flows of the long-lived assets. We determined, based upon our evaluation, that the long-lived assets associated with PCS-Massachusetts and PCS-China were no longer fully recoverable from the future cash flows. Based upon the assets no longer being fully recoverable, we determined the fair value of the long-lived assets based upon a valuation completed by an independent third party valuation firm. The valuation was based upon the estimated market value of the long-lived assets and the future cash flow expected to be generated from the long-lived assets. Accordingly, we recorded an impairment charge of $64.6 million for PCS-Massachusetts and $17.2 million for PCS-China representing the excess of the carrying value of those assets over their respective fair market values.

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

        Our service revenue is comprised of toxicology, pathology, laboratory, GEMS, DS and CSS and is generally evidenced by customer contracts. Toxicology services provide highly specialized studies to evaluate the safety and toxicity of new pharmaceutical compounds and materials used in medical devices. Pathology services provide the ability to identify and characterize pathologic changes within tissues and cells in determining the safety of a new compound. Laboratory services monitor and analyze the health and genetics of research models used in research protocols. GEMS services include validating, maintaining, breeding and testing research models for biomedical research activities. DS augments our GEMS services by providing efficacy studies and other services required as drugs progress through the development popeline. CSS provides management of animal care operations on behalf of government, academic, pharmaceutical and biotechnology organizations.

        The toxicology and pathology services arrangements typically range from one to six months but can range up to approximately 24 months in length. These agreements are negotiated for a fixed fee. Laboratory service arrangements are generally completed within a one-month period and are also of a fixed fee nature. DS services are also short-term in nature, while GEMS and CSS are longer-term from six months to five years, and are billed at agreed upon rates as specified in the contract.

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

        Deferred and unbilled revenue are recognized in our consolidated balance sheets. In some cases, a portion of the contract fee is paid at the time the study is initiated. These advances are recorded as deferred revenue and recognized as revenue as services are performed. Conversely, in some cases, revenue is recorded based on the level of service performed in advance of billing the customer and recognized as unbilled receivable. As of December 25, 2010, we had recorded unbilled revenue of $27.1 million and deferred revenue of $66.9 million in our consolidated balance sheet based on the difference between the estimated level of services performed and the billing arrangements defined by our service contracts.

  Pension Plan Accounting

        Our defined benefit pension plans' assets, liabilities and expenses are calculated by accredited independent actuaries using certain assumptions which are approved by management. The actuarial computations require the use of assumptions to estimate the total benefits ultimately payable to employees and allocate this cost to the service periods. The key assumptions used to calculate pension costs are determined and reviewed annually by management after consulting with outside investment advisors and actuaries. The key assumptions include the discount rate, the expected return on plan assets and expected future rate of salary increases. In addition, our actuaries determine the expense or liability of the plan using other assumptions for future experiences such as withdrawal and mortality rate. The assumed discount rate, which is intended to be the actual rate at which benefits could effectively be settled, is adjusted based on the change in the long-term bond yield as of the measurement date. As of December 25, 2010, the weighted-average discount rate for our pension plans was 5.10%. As of December 25, 2010, we had a pension liability of $36.4 million.

        The assumed expected return on plan assets is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants. This includes considering the asset allocation and expected returns likely to be earned over the life of the plan. If the actual return is different from the assumed expected return in plan assets, the difference would be amortized over a period of approximately 15 to 20 years. The estimated effect of a 1.0% change in the expected rate of return would increase or decrease pension expense by $1.9 million.

  Stock-based Compensation

        We recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and restricted stock awards based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the estimated fair value of the award and is recognized as expense on a straight-line basis over the requisite service period which is generally the vesting period. During the year ended December 25, 2010, we recognized $25.5 million of stock compensation expense associated with stock options, restricted stock and performance based stock awards. We estimate the fair value of stock options using the Black-Scholes option-pricing model and the fair value of our restricted stock awards and restricted stock units based on the quoted market price of our common stock. We recognize the associated compensation expense on a straight-line basis over the vesting periods of the awards, net of estimated forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeitures and are updated on a quarterly basis to reflect actual forfeitures of unvested awards.

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

        We record deferred tax assets for stock-based awards based on the amount of stock-based compensation recognized in our Consolidated Statements of Income at the statutory tax rate in the jurisdiction in which we will receive a tax deduction. Differences between the deferred tax assets and the actual tax deduction reported on our income tax returns are recorded in additional paid-in capital. If the tax deduction is less than the deferred tax asset, the calculated shortfall reduces our pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase our income tax expense. Our pool of excess tax benefits in computed in accordance with the long form method.

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

        As of December 25, 2010, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $31.8 million. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. Federal and state taxes and withholding taxes payable to the various foreign countries. It is our policy to indefinitely reinvest the earnings of our non-U.S. subsidiaries unless they can be repatriated in a manner that generates a tax benefit or an unforeseen cash need arises in the United States and the earnings can be repatriated in a manner that is substantially free of income taxes. It is not practicable to estimate the amount of additional income taxes payable on the earnings that are indefinitely reinvested in foreign operations.

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

Results of Operations

        The following table summarizes historical results of operations as a percentage of net sales for the periods shown:

	Fiscal Year Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Net sales	100%	100%	100.0%
Cost of products sold and services provided	66.1%	63.9%	61.5%
Selling, general and administrative expenses	20.5%	19.4%	17.3%
Goodwill impairment	26.9%	—	54.0%
Asset impairment	8.1%	—	—
Termination fee	2.6%	—	—
Amortization of other intangibles	2.2%	2.2%	2.1%
Operating income (loss)	(26.3)%	14.5%	(34.9)%
Interest income	0.1%	0.1%	0.6%
Interest expense	3.1%	1.9%	1.7%
Provision for income taxes	0.0%	3.4%	4.4%
Discontinued operations	(0.7)%	0.1%	0.3%
Noncontrolling interests	0.5%	0.2%	0.1%
Net income (loss) attributable to common shareowners	(29.7)%	9.8%	(40.5)%

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

	Fiscal Year Ended
	December 25, 2010	December 26, 2009	December 27, 2008
	(dollars in millions)
Net sales:
Research models and services	$667.0	$659.9	$659.9
Preclinical services	466.4	511.7	635.4
Cost of products sold and services provided:
Research models and services	388.6	381.2	375.3
Preclinical services	360.0	367.4	421.2
Goodwill impairment:
Preclinical services	305.0	—	700.0
Termination fee	30.0	—	—
Asset impairment
Research models and services	0.8	—	—
Preclinical services	90.6	—	—
Selling, general and administrative expenses:
Research models and services	85.8	79.1	83.3
Preclinical services	73.4	85.1	88.5
Unallocated corporate overhead	73.3	63.5	52.1
Amortization of other intangibles:
Research models and services	7.3	6.3	2.6
Preclinical services	17.1	19.4	24.1
Operating income (loss):
Research models and services	$184.5	$193.3	$198.7
Preclinical services	(379.7)	39.8	(598.4)
Unallocated corporate overhead	(103.3)	(63.5)	(52.1)

	Fiscal Year Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Net sales:
Research models and services	58.8%	56.3%	50.9%
Preclinical services	41.2%	43.7%	49.1%
Cost of products sold and services provided:
Research models and services	58.3%	57.8%	56.9%
Preclinical services	77.2%	71.8%	66.3%
Goodwill impairment:
Preclinical services	65.4%	—	110.2%
Asset impairment:
Research models and services	0.1%	—	—
Preclinical services	19.4%	—	—
Termination fee
Selling, general and administrative expenses:
Research models and services	12.9%	12.0%	12.6%
Preclinical services	15.8%	16.6%	13.9%
Unallocated corporate overhead	—	—	—
Amortization of other intangibles:
Research models and services	1.1%	1.0%	0.4%
Preclinical services	3.7%	3.8%	3.8%
Operating income:
Research models and services	27.7%	29.3%	30.1%
Preclinical services	(81.4)%	7.8%	(94.2)%
Unallocated corporate overhead	(9.1)%	(5.4)%	(4.0)%

        In our consolidated statements of income, we provide a breakdown of net sales and cost of sales between net products and services. Such information is reported irrespective of the business segment from which the sales were generated.

Fiscal 2010 Compared to Fiscal 2009

        Net Sales.    Net sales in 2010 were $1,133.4 million, a decrease of $38.2 million, or 3.3%, from $1,171.6 million in 2009.

        Research Models and Services.    In 2010, net sales for our RMS segment were $667.0 million, an increase of $7.1 million, or 1.1%, from $659.9 million in 2009. Sales growth was driven by the additions of Piedmont Research Center and Cerebricon both of which were acquired in 2009, partially offset by lower sales of research models.

        Preclinical Services.    In 2010, net sales for our PCS segment were $466.4 million, a decrease of $45.3 million, or 8.8%, compared to $511.7 million in 2009. The decrease in PCS sales was primarily due to reduced biopharmaceutical spending which resulted in lower sales volume and pricing pressure. Favorable foreign currency translation increased sales growth by 0.9%.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided in 2010 was $748.6 million, essentially flat with 2009. Cost of products sold and services provided in 2010 was 66.1% of net sales, compared to 63.9% in 2009 due mainly to lower sales.

        Research Models and Services.    Cost of products sold and services provided for RMS in 2010 was $388.6 million, an increase of $7.4 million, or 1.9%, compared to $381.2 million in 2009. Cost of products sold and services provided as a percentage of net sales in 2010 was 58.3% compared to 57.8% in 2009. The increase in cost as a percentage of sales was due mainly to the impact of increased fixed costs with a small sales increase partially offset by cost savings.

        Preclinical Services.    Cost of services provided for the PCS segment in 2010 was $360.0 million, a decrease of $7.4 million, or 2.0%, compared to $367.4 million in 2009. Cost of services provided as a percentage of net sales was 77.2% in 2010, compared to 71.8% in 2009. The increase in cost of services provided as a percentage of net sales was primarily due to lower capacity utilization due to the lower sales volume and increased pricing pressure.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses in 2010 were $232.5 million, an increase of $4.8 million, or 2.1%, from $227.7 million in 2009. Selling, general and administrative expenses in 2010 were 20.5% of net sales compared to 19.4% of net sales in 2009. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to lower sales.

        Research Models and Services.    Selling, general and administrative expenses for RMS in 2010 were $85.8 million, an increase of $6.7 million, or 8.5%, compared to $79.1 in 2009. Selling, general and administrative expenses increased as a percentage of sales to 12.9% in 2010 from 12.0% in 2009, due mainly to the reinstatement of limited merit-based wage increases coupled with increased allocations of Corporate Marketing and IT costs.

        Preclinical Services.    Selling, general and administrative expenses for the PCS segment in 2010 were $73.4 million, a decrease of $11.7 million, or 13.6%, compared to $85.1 million in 2009 due mainly to reduced allocations of Corporate Marketing and IT costs and tight expense control over discretionary costs. Selling, general and administrative expenses in 2010 decreased to 15.8% of net sales compared to 16.6% in 2009.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various costs primarily related to activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions was $73.3 million in 2010, compared to $63.5 million in 2009. The increase in unallocated corporate overhead during 2010 was due primarily to increased global IT costs and costs related to the implementation of our ERP system in 2010 and increased costs associated with the evaluation of acquisition candidates.

        Goodwill Impairment.    Our annual goodwill impairment assessment has historically been completed at the beginning of the fourth quarter. Based on our assessment (step one) for 2010, the fair value of our PCS business was less than its carrying value. The second step of the goodwill impairment test involved us calculating the implied goodwill for the PCS business. The carrying value of the goodwill assigned to the PCS business exceeded the implied fair value of goodwill resulting in a goodwill impairment of $305.0 million.

        Asset Impairment.    During the fourth quarter of 2010, based on our most recent market outlook we assessed our long-lived assets for impairment. The assessment included an evaluation of the ongoing cash flows of the long-lived assets. We determined, based upon our evaluation, that the long-lived assets associated with PCS-Massachusetts and PCS-China were no longer fully recoverable from the future cash flows. Based upon the assets no longer being fully recoverable, we determined the fair value of the long-lived assets based upon a valuation completed by an independent third party valuation firm. The valuation was based upon the estimated market value of the long-lived assets and the future cash flow expected to be generated from the long-lived assets. Accordingly, we recorded impairment charges of $64.6 million for PCS-Massachusetts, $17.2 million for PCS-China and $7.2 million for in-process research and development costs representing the excess of the carrying value of the SPC assets over their respective fair market values.

        Termination Fee.    On July 29, 2010, we signed a termination agreement with WuXi PharmaTech (Cayman) Inc. (WuXi) to terminate the previously announced acquisition agreement. In accordance with the terms of the termination agreement, on July 29, 2010, we paid WuXi a $30.0 million termination fee for full satisfaction of the parties' obligations under the acquisition agreement.

        Amortization of Other Intangibles.    Amortization of other intangibles in 2010 was $24.4 million, a decrease of $1.3 million, from $25.7 million in 2009.

        Research Models and Services.    In 2010, amortization of other intangibles for our RMS segment was $7.3 million, an increase of $1.0 million from $6.3 million in 2009 due to acquisitions.

        Preclinical Services.    In 2010, amortization of other intangibles for our PCS segment was $17.1 million, a decrease of $2.3 million from $19.4 million in 2009.

        Operating Loss.    Operating loss in 2010 was $298.5 million, compared to operating income of $169.6 million in 2009.

        Research Models and Services.    In 2010, operating income for our RMS segment was $184.5 million, a decrease of $8.8 million, or 4.6%, from $193.3 million in 2009. Operating income as a percentage of net sales in 2010 was 27.7%, compared to 29.3% in 2009. The decrease in operating income as a percentage of net sales was primarily due to the impact of our fixed costs with flat sales and higher selling, general and administrative expenses.

        Preclinical Services.    In 2010, operating loss for our PCS segment was $379.7 million compared to operating income of $39.8 million in 2009. The decrease in operating income was primarily due to our $305.0 million goodwill impairment, our $64.6 million PCS-Massachusetts impairment and $17.2 million PCS-China impairment.

        Interest Expense.    Interest expense in 2010 was $35.3 million, compared to $21.7 million in 2009. The increase was due to increased debt balances.

        Interest Income.    Interest income in 2010 was $1.2 million compared to $1.7 million in 2009 primarily due to lower cash balances and lower interest rates on invested funds.

        Income Taxes.    Income tax expense in 2010 was $23 thousand, compared to $40.4 million in 2009. Our effective tax rate was 0.0% in 2010, compared to 26.6% in 2009. Changes in the effective tax rate resulted primarily from goodwill and fixed asset impairments that were unbenefitted for tax purposes, amount and mix of earnings, increased tax benefits related to our research and development activities in Canada and the UK and the cost of repatriating foreign earnings that were formerly permanently reinvested.

        Income from discontinued operations.    During the fourth quarter of 2010, we initiated actions to divest our Phase I clinical services business. We engaged an investment banker and were actively trying to sell the Phase I clinical services business at year end. On December 25, 2010, taking into account the planned divestiture of the Phase I clinical services business, we performed an impairment test on the long-lived assets of the Phase I clinical services business. Based on this analysis, we determined that the book value of assets assigned to the Phase I clinical services business exceeded its future cash flows, which included the proceeds from the sale of the business, and therefore recorded an impairment of the assets of $6.4 million.

        Net Loss Income attributable to common shareowners.    Net loss attributable to common shareowners in 2010 was $336.7 million, compared to net income of $114.4 million in 2009.

Fiscal 2009 Compared to Fiscal 2008

        Net Sales.    Net sales in 2009 were $1,171.6 million, a decrease of $123.7 million, or 9.5%, from $1,295.3 million in 2008.

        Research Models and Services.    In 2009, net sales for our RMS segment were $659.9 million, flat compared to 2008. Sales growth from the additions of Piedmont Research Center, MIR Preclinical Services and Cerebricon was offset by softer demand for research model products and services, a 1.3% negative impact from foreign currency translation and the divestiture of the vaccine business in Mexico.

        Preclinical Services.    In 2009, net sales for our PCS segment were $511.7 million, a decrease of $123.7 million, or 19.5%, compared to $635.4 million in 2008. The decrease in PCS sales was primarily due to slower demand for preclinical services and unfavorable foreign currency which decreased sales growth by 3.4%, partially offset by full year impact of the NewLab acquisition.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided in 2009 was $748.6 million, a decrease of $47.9 million, or 6.0%, from $796.5 million in 2008. Cost of products sold and services provided in 2009 was 63.9% of net sales, compared to 61.5% in 2008.

        Research Models and Services.    Cost of products sold and services provided for RMS in 2009 was $381.2 million, an increase of $5.9 million, or 1.6%, compared to $375.3 million in 2008. Cost of products sold and services provided as a percentage of net sales in 2009 was 57.8% compared to 56.9% in 2008. The increase in cost as a percentage of sales was due to the impact of increased fixed costs with flat sales.

        Preclinical Services.    Cost of services provided for the PCS segment in 2009 was $367.4 million, a decrease of $53.8 million, or 12.8%, compared to $421.2 million in 2008. Cost of services provided as a percentage of net sales was 71.8% in 2009, compared to 66.3% in 2008. The increase in cost of products sold and services provided as a percentage of net sales was primarily due to lower capacity utilization, additional costs associated with the start up of the new preclinical facilities in Sherbrooke and China and severance costs partially offset by cost savings initiatives.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses in 2009 were $227.7 million, an increase of $3.8 million, or 1.7%, from $223.9 million in 2008. Selling, general and administrative expenses in 2009 were 19.4% of net sales compared to 17.3% of net sales in 2008. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to the lower sales.

        Research Models and Services.    Selling, general and administrative expenses for RMS in 2009 were $79.1 million, a decrease of $4.2 million, or 5.2%, compared to $83.3 in 2008. Selling, general and administrative expenses decreased as a percentage of sales to 12.0% in 2009 from 12.6% in 2008, due mainly to tight control of discretionary costs and lower operating expenses in Japan.

        Preclinical Services.    Selling, general and administrative expenses for the PCS segment in 2009 were $85.1 million, a decrease of $3.4 million, or 3.8%, compared to $88.5 million in 2008 due mainly to tight control of discretionary costs, lower incentive compensation expense and a gain on the sale of real estate. Selling, general and administrative expenses in 2009 increased to 16.6% of net sales compared 13.9% in 2008, due mainly to lower sales.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various costs primarily related to activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions was $63.5 million in 2009, compared to $52.1 million in 2008. The increase in unallocated corporate overhead during 2009 was due primarily to severance charges related to our cost-saving actions, growth in health care costs, increased costs associated with the evaluation of acquisition candidates and the impact of the 2008 pension curtailment gain.

        Amortization of Other Intangibles.    Amortization of other intangibles in 2009 was $25.7 million, a decrease of $1.0 million, from $26.7 million in 2008.

        Research Models and Services.    In 2009, amortization of other intangibles for our RMS segment was $6.3 million, an increase of $3.7 million from $2.6 million in 2008 due to acquisitions.

        Preclinical Services.    In 2009, amortization of other intangibles for our PCS segment was $19.4 million, a decrease of $4.7 million from $24.1 million in 2008.

        Operating Income.    Operating income in 2009 was $169.6 million, compared to a loss of $451.8 million in 2008 due primarily to the goodwill impairment of $700.0 million in 2008.

        Research Models and Services.    In 2009, operating income for our RMS segment was $193.3 million, a decrease of $5.4 million, or 2.7%, from $198.7 million in 2008. Operating income as a percentage of net sales in 2009 was 29.3%, compared to 30.1% in 2008. The decrease in operating income as a percentage of net sales was primarily due to the impact of our fixed costs with flat sales.

        Preclinical Services.    In 2009, operating income for our PCS segment was $39.8 million compared to a loss of $598.4 million in 2008. The increase in operating income was primarily due to our $700 million goodwill impairment recorded in 2008, partially offset by the impact of lower sales and increased severance costs.

        Interest Expense.    Interest expense in 2009 was $21.7 million, compared to $22.3 million in 2008. The decrease was due to lower debt balances and lower interest rates on outstanding debt partially offset by increased interest expense on the convertible debt and reduced capitalized interest.

        Interest Income.    Interest income in 2009 was $1.7 million compared to $7.9 million in 2008 primarily due to lower cash balances and lower interest rates on invested funds.

        Income Taxes.    Income tax expense in 2009 was $40.4 million, a decrease of $16.6 million compared to $57.0 million in 2008. Our effective tax rate was 26.6% in 2009, compared to (12.1)% in 2008. The goodwill impairment adversely impacted our 2008 effective tax rate by (51.4)%. Other changes in the effective tax rate resulted from earnings mix, increased unbenefitted losses in several jurisdictions and audit settlement benefits recorded in 2009. Additionally, the effective tax rate for 2008 included a one-time charge due to Massachusetts tax law change and one-time benefit due to repatriation of foreign earnings.

        Income from discontinued operations.    The net income from discontinued operations in 2009 of $1.4 million represented our Phase I business results and a decrease in the loss recognized from the sale of the Phase II—IV Clinical Services business of $5.6 million net of applicable income tax expense of $2.4 million. This adjustment resulted from a settlement with the IRS Appeals Division in the third quarter of 2009.

        Net Income/Loss attributable to common shareowners.    Net income attributable to common shareowners in 2009 was $114.4 million, compared to a loss of $524.5 million in 2008.

Liquidity and Capital Resources

        The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our consolidated statements of cash flows.

        Our principal sources of liquidity have been our cash flow from operations, our marketable securities and our revolving line of credit arrangements.

        On August 26, 2010, we amended and restated our $428.0 million credit agreement to (1) repay loans outstanding under the $428.0 million credit agreement, (2) extend the maturity date under this new $750.0 million credit facility to August 26, 2015 and (3) terminate and repay the remaining term loan under our $50.0 million credit agreement. The $750.0 million credit agreement, which has a maturity date of August 26, 2015, provides for a $230.0 million U.S. term loan, a 133.8 million Euro term loan and a $350.0 million revolver. Under specified circumstances, we have the ability to increase the term loans and/or revolving line of credit by up to $250.0 million in the aggregate. Deferred financing costs associated with the new $750.0 million credit agreement were $14.1 million, of which $9.6 million were capitalized and will amortize over 5 years, and $4.5 million which were expensed. Our obligations under the $750.0 million credit agreement are guaranteed by our material domestic subsidiaries and are secured by substantially all of our assets, including a pledge of 100% of the capital stock of our domestic subsidiaries (other than the capital stock of any domestic subsidiary that is treated as a disregarded entity for U.S. federal income tax purposes) and 65% of the capital stock of certain first-tier foreign subsidiaries and domestic disregarded entities, and mortgages on owned real property in the U.S. having a book value in excess of $10.0 million. The $400.0 million term loan facility matures in 20 quarterly installments with the last installment due June 30, 2015. The $350.0 million U.S. revolving facility matures on August 26, 2015 and requires no scheduled payment before that date. The interest rates applicable to term loans and revolving loans under the new $750.0 million credit agreement are higher than the interest rates under the prior facilities reflecting greater leverage and current market conditions. The new $750.0 million credit agreement contains certain customary representations and warranties, affirmative covenants and events of default.

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

        Our Board of Directors authorized a $500.0 million stock repurchase program on July 29, 2010 and increased the authorization by $250.0 million to $750.0 million on October 20, 2010. In order to enable us to facilitate, on a more timely and cost efficient basis, the repurchase of a substantial number of our shares pursuant to that stock repurchase authorization, on August 26, 2010, we entered into an agreement with a third-party investment banker to implement an accelerated stock repurchase (ASR) program to repurchase $300.0 million of common stock. Under the ASR, we paid a purchase price of $300.0 million on August 27, 2010 from cash on hand and available liquidity, including funds borrowed by us under our new amended and restated $750.0 million credit facility. We received an initial delivery on August 27, 2010 of 6,000,000 shares of our common stock. The ASR program was recorded as two transactions allocated between the initial purchase of treasury shares and a forward contract indexed to our common stock. We received an additional 750,000 shares under the ASR on September 23, 2010 and 1,250,000 shares on December 21, 2010. Through the end of the fourth quarter, we received a total of 8,000,000 shares under the ASR. The ASR settled on February 11, 2011 and we received the final 871,829 shares based on a discount to the daily volume weighted average price (VWAP) of our common stock over the course of a calculation period. The treasury shares result in an immediate reduction of shares on our statement of financial position and in our EPS calculation. In addition to shares repurchased under the ASR, during 2010 we repurchased 1,759,857 shares on the open market at a total cost of $52.9 million.

        The ASR resulted in a cash need in the United States that was previously unforeseen. In accordance with our policy with respect to the unremitted earnings of our non-U.S. subsidiaries, we evaluated whether a portion of the foreign earnings could be repatriated in order to fund the ASR. We determined that approximately $229.8 million of earnings that were previously indefinitely reinvested and approximately $63.6 million in basis in our non-U.S. subsidiaries could be repatriated in a substantially tax-free manner. As such, we changed our indefinite reinvestment assertion with respect to these earnings and accrued the cost to repatriate of $10.3 million, of which $15.3 million is reflected as Income Tax Expense, with an offset of a benefit of $4.9 million recorded in the Cumulative Translation Adjustment account. During 2010, we repatriated approximately $293.4 million to the U.S. to partially fund the ASR and the $30.0 million WuXi termination fee. In accordance with our policy, the remaining undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of 2010 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.

        As of December 25, 2010, we had $21.2 million in marketable securities with $9.8 million in time deposits and $11.4 million in auction rate securities rated AAA by a major credit rating agency. Our auction rate securities are guaranteed by U.S. federal agencies. In June 2010, we received notice of a full call on certain of our auction rate securities at par value of $5.5 million and received the proceeds in early July 2010. The current overall credit concerns in the capital markets as well as the failed auction status of these securities have impacted our ability to liquidate our auction rate securities. If the auctions for the securities we own continue to fail, the investment may not be readily convertible to cash until a future auction of these investments is successful. Based on our ability to access our cash and other short-term investments, our expected operating cash flows and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

        In 2006, we issued $350.0 million of 2.25% Convertible Senior Notes (the 2013 Notes) due in 2013. At December 25, 2010, the fair value of our outstanding 2013 Notes was approximately $349.2 million based on their quoted market value. During the fourth quarter of 2010, no conversion triggers were met.

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

        Cash and cash equivalents totaled $179.2 million at December 25, 2010 compared to $182.6 million at December 26, 2009.

        Net cash provided by operating activities in 2010 and 2009 was $168.2 million and $215.6 million, respectively. The decrease in cash provided by operations was primarily due to lower earnings, which were impacted by the WuXi termination fee. Our days sales outstanding (DSO) of 45 days as of December 25, 2010 has increased from 42 days at December 26, 2009. The increase in our DSO was primarily driven by decreased deferred revenue as a result of lower PCS sales volume. Our DSO includes deferred revenue as an offset to accounts receivable in the calculation. Our future net cash provided by operating activities will be impacted by future timing of customer payments for products and services as evidenced in our DSO. A one day increase or decrease in our DSO represents a change of approximately $3.1 million of cash provided by operating activities.

        Net cash provided by (used in) investing activities in 2010 and 2009 was $3.0 million and $(209.1) million, respectively. Our capital expenditures in 2010 were $42.9 million of which $27.7 million was related to RMS and $15.2 million to PCS. For 2011, we project capital expenditures to be in the range of $50.0 million. We anticipate that future capital expenditures will be funded by operating activities and existing credit facilities. Net proceeds and (purchases) of investments in 2010 and 2009 were $44.9 million and $(48.5) million, respectively. We paid $83.3 million for acquisitions during 2009, primarily related to our purchases of Piedmont Research Center, Systems Pathology Company, LLC (SPC) and Cerebricon.

        Net cash used in financing activities in 2010 was $168.0 million and $81.0 million in 2009. During 2010, we used $356.5 million for the purchase of treasury stock and the Accelerated Stock Repurchase Program as well as repaid debt of $381.5 million, partially offset by proceeds from debt of $579.4 million. During 2009, we purchased $45.9 million of treasury stock and repaid $54.1 million of debt, partially offset by proceeds from debt of $18.0 million.

        Minimum future payments of our contractual obligations at December 25, 2010 are as follows:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Debt	$736.3	$30.5	$451.4	$254.4	$—
Interest payments	101.3	34.1	54.4	12.8	—
Operating leases	87.6	18.3	28.2	18.3	22.8
Pension and supplemental retirement benefits	114.6	11.5	24.3	15.8	63.0

Total contractual cash obligations	$1,039.8	$94.4	$558.3	$301.3	$85.8

        The above table does not reflect unrecognized tax benefits. Refer to Note 7 to the Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

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

        In April 2010, the FASB issued an accounting standard update to provide guidance on defining a milestone in regards to revenue recognition, and for determining whether the milestone method of revenue recognition is appropriate. An entity can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all the criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The amendment will be effective for us beginning in fiscal 2011, and it will have no impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Certain of our financial instruments are subject to market risks, including interest rate risk and foreign currency exchange rates. We generally do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk

        We entered into a $750.0 million credit agreement dated August 26, 2010. Our primary interest rate exposure results from changes in LIBOR or the base rates which are used to determine the applicable interest rates under our term loans and revolving credit facility in the $750.0 million credit agreement.

        Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $7.4 million on a pre-tax basis. The book value of our debt approximates fair value.

        We issued $350.0 million of the 2013 Notes in a private placement in the second quarter of 2006. The Convertible 2013 Notes bear an interest rate of 2.25%. The fair market value of the outstanding notes was approximately $349.2 million on December 25, 2010 based on their quoted market value.

Foreign Currency Exchange Rate Risk

        We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our earnings and cash flows. This risk is mitigated by the fact that various foreign operations are principally conducted in their respective local currencies. A portion of the revenue from our foreign operations is denominated in U.S. dollars, with the costs accounted for in their local currencies. Additionally, we have exposure on certain intercompany loans. We attempt to minimize this exposure by using certain financial instruments, for purposes other than trading, in accordance with our overall risk management and our hedge policy. In accordance with our hedge policy, we designate such transactions as hedges.

        During 2010, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on customer transactions and certain balance sheet items, including intercompany loans. The foreign currency contract outstanding as of December 25, 2010 is a non-designated hedge, and is marked to market with changes in fair value recorded to earnings.

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

        Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 25, 2010.

        The effectiveness of our internal control over financial reporting as of December 25, 2010 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of Charles River Laboratories International, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, equity and cash flows present fairly, in all material respects, the financial position of Charles River Laboratories International, Inc. and its subsidiaries at December 25, 2010 and December 26, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 23, 2011

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	Fiscal Year Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Net sales related to products	$458,623	$465,268	$471,741
Net sales related to services	674,793	706,374	823,558

Net sales	1,133,416	1,171,642	1,295,299
Costs and expenses
Cost of products sold	252,962	255,682	252,938
Cost of services provided	495,694	492,968	543,540
Selling, general and administrative	232,489	227,663	223,935
Goodwill impairment	305,000	—	700,000
Asset impairments	91,378	—	—
Termination fee	30,000	—	—
Amortization of other intangibles	24,405	25,716	26,725

Operating income (loss)	(298,512)	169,613	(451,839)
Other income (expense)
Interest income	1,186	1,712	7,882
Interest expense	(35,279)	(21,682)	(22,335)
Other, net	(1,477)	1,914	(5,154)

Income (loss) from continuing operations, before income taxes	(334,082)	151,557	(471,446)
Provision for income taxes	23	40,354	57,029

Income (loss) from continuing operations, net of income taxes	(334,105)	111,203	(528,475)
Income (loss) from discontinued operations, net of taxes	(8,012)	1,399	3,283

Net income (loss)	(342,117)	112,602	(525,192)
Less: Net loss attributable to noncontrolling interests	5,448	1,839	687

Net income (loss) attributable to common shareowners	$(336,669)	$114,441	$(524,505)

Earnings (loss) per common share
Basic:
Continuing operations attributable to common shareowners	$(5.25)	$1.73	$(7.85)
Discontinued operations	$(0.13)	$0.02	$0.05
Net income (loss) attributable to common shareowners	$(5.38)	$1.75	$(7.80)
Diluted:
Continuing operations attributable to common shareowners	$(5.25)	$1.72	$(7.85)
Discontinued operations	$(0.13)	$0.02	$0.05
Net income (loss) attributable to common shareowners	$(5.38)	$1.74	$(7.80)

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 25, 2010	December 26, 2009
Assets
Current assets
Cash and cash equivalents	$179,160	$182,574
Trade receivables, net	192,972	190,101
Inventories	100,297	102,723
Other current assets	76,603	111,884
Current assets of discontinued businesses	3,862	8,319

Total current assets	552,894	595,601
Property, plant and equipment, net	752,657	863,744
Goodwill, net	198,438	508,235
Other intangibles, net	121,236	153,580
Deferred tax asset	45,003	21,443
Other assets	62,323	53,180
Long-term assets of discontinued businesses	822	8,310

Total assets	$1,733,373	$2,204,093

Liabilities and Equity
Current liabilities
Current portion of long-term debt and capital leases	$30,582	$35,413
Accounts payable	30,627	31,218
Accrued compensation	48,918	45,250
Deferred revenue	66,905	71,114
Accrued liabilities	59,369	48,796
Other current liabilities	20,095	15,219
Current liabilities of discontinued businesses	3,284	2,763

Total current liabilities	259,780	249,773
Long-term debt and capital leases	670,270	457,419
Other long-term liabilities	114,596	122,066
Long-term liabilities of discontinued businesses	—	1,011

Total liabilities	1,044,646	830,269
Commitments and contingencies
Shareowners' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 77,531,056 issued and 56,441,081 shares outstanding at December 25, 2010 and 77,106,847 issued and 65,877,218 shares outstanding at December 26, 2009	775	771
Capital in excess of par value	1,996,874	2,038,455
Accumulated deficit	(575,162)	(238,493)
Treasury stock, at cost, 21,089,975 shares and 11,229,629 shares at December 25, 2010 and December 26, 2009, respectively	(768,699)	(470,527)
Accumulated other comprehensive income	33,635	45,037

Total shareowners' equity	687,423	1,375,243

Noncontrolling interests	1,304	(1,419)

Total equity	688,727	1,373,824

Total liabilities and equity	$1,733,373	$2,204,093

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Cash flows relating to operating activities
Net income (loss)	$(342,117)	$112,602	$(525,192)
Less: Income (loss) from discontinued operations	(8,012)	1,399	3,283

Income (loss) from continuing operations	(334,105)	111,203	(528,475)
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	93,649	89,962	86,851
Amortization of debt issuance costs and discounts	19,777	13,798	13,464
Goodwill impairment	305,000	—	700,000
Impairment charges	91,378	3,460	2,267
Pension curtailment	—	(674)	(3,276)
Non-cash compensation	25,526	23,652	24,212
Deferred income taxes	(42,342)	16,845	7,872
Other, net	1,797	906	5,250
Changes in assets and liabilities:
Trade receivables	(5,640)	21,082	(11,171)
Inventories	1,989	(4,376)	(9,669)
Other assets	(2,131)	1,461	6,206
Accounts payable	71	(11,349)	8,321
Accrued compensation	4,482	(9,545)	1,150
Deferred revenue	(4,209)	(14,468)	(15,127)
Accrued liabilities	5,501	(6,671)	7,324
Other liabilities	7,493	(19,709)	(19,633)

Net cash provided by operating activities	168,236	215,577	275,566

Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	—	(83,347)	(69,151)
Capital expenditures	(42,860)	(79,853)	(198,642)
Purchases of investments	(27,600)	(98,991)	(6,439)
Proceeds from sale of investments	72,464	50,484	45,444
Other, net	950	2,623	51

Net cash provided by (used in) investing activities	2,954	(209,084)	(228,737)

Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	579,372	18,000	102,000
Proceeds from exercises of stock options and warrants	4,429	778	28,141
Payments on long-term debt, capital lease obligation and revolving credit agreement	(381,535)	(54,130)	(36,540)
Purchase of treasury stock and Accelerated Stock Repurchase Program	(356,527)	(45,897)	(115,058)
Payment of debt financing costs	(14,168)	—	—
Other, net	471	231	3,788

Net cash used in financing activities	(167,958)	(81,018)	(17,669)

Discontinued operations
Net cash provided by operating activities	777	9,467	7,160
Net cash provided by (used in) investing activities	2,807	263	(1,216)
Net cash provided by financing activities	63	41	349

Net cash provided by discontinued operations	3,647	9,771	6,293

Effect of exchange rate changes on cash and cash equivalents	(10,293)	3,736	(17,310)

Net change in cash and cash equivalents	(3,414)	(61,018)	18,143
Cash and cash equivalents, beginning of period	182,574	243,592	225,449

Cash and cash equivalents, end of period	$179,160	$182,574	$243,592

Supplemental cash flow information
Cash paid for interest	$16,140	$14,170	$14,186
Cash paid for taxes	$22,068	$27,180	$43,157
Supplemental non-cash investing activities information
Capitalized interest	$56	$2,496	$5,263

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in thousands)

	Total	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Treasury Stock	Noncontrolling Interest
Balance at December 29, 2007	$1,908,890	$171,571	$85,559	$754	$1,957,878	$(310,372)	$3,500
Components of comprehensive income, net of tax:
Net (loss)	(525,192)	(524,505)	—	—	—	—	(687)
Foreign currency translation adjustment	(72,538)	—	(72,588)	—	—	—	50
Net increase in unrecognized pension net gain/loss and prior service costs	(7,457)	—	(7,457)	—	—	—	—
Unrealized loss on marketable securities	(2,167)	—	(2,167)	—	—	—	—

Total comprehensive income	(607,354)	—	—	—	—	—	(637)

Decrease in noncontrolling interest for sale of Mexico	(2,441)	—	—	—	—	—	(2,441)
Tax benefit associated with stock issued under employee compensation plans	4,769	—	—	—	4,769	—	—
Exercise of warrants	741	—	—	—	741		—
Deferred taxes	731	—	—	—	731	—	—
Issuance of stock under employee compensation plans	27,591	—	—	12	27,579	—	—
Acquisition of treasury shares	(115,552)	—	—	—	—	(115,552)	—
Stock-based compensation	24,333	—	—	—	24,333	—	—

Balance at December 27, 2008	$1,241,708	$(352,934)	$3,347	$766	$2,016,031	$(425,924)	$422
Components of comprehensive income, net of tax:
Net income	112,602	114,441	—	—	—	—	(1,839)
Foreign currency translation adjustment	47,248	—	47,250	—	—	—	(2)
Net decrease in unrecognized pension net gain/loss and prior service costs	(6,328)	—	(6,328)	—	—	—	—
Unrealized gain on marketable securities	768	—	768	—	—	—	—

Total comprehensive income	154,290	—	—	—	—	—	(1,841)

Tax detriment associated with stock issued under employee compensation plans	(2,203)	—	—	—	(2,203)	—	—
Exercise of warrants	22	—	—	—	22		—
Issuance of stock under employee compensation plans	797	—	—	5	792	—	—
Acquisition of treasury shares	(44,603)	—	—	—	—	(44,603)	—
Stock-based compensation	23,813	—	—	—	23,813	—	—

Balance at December 26, 2009	$1,373,824	$(238,493)	$45,037	$771	$2,038,455	$(470,527)	$(1,419)
Components of comprehensive income, net of tax:
Net income	(342,117)	(336,669)	—	—	—	—	(5,448)
Foreign currency translation adjustment	(4,985)	—	(4,803)	—	—	—	(182)
Net decrease in unrecognized pension net gain/loss and prior service costs	(7,452)	—	(7,452)	—	—	—	—
Unrealized gain on marketable securities	853	—	853	—	—	—	—

Total comprehensive income	(353,701)	—	—	—	—	—	(5,630)

Dividends paid noncontrolling interest	(270)	—	—	—	—	—	(270)
Purchase of noncontrolling interest in PCS-China	(4,000)	—	—	—	(12,623)	—	8,623
Tax detriment associated with stock issued under employee compensation plans	(926)	—	—	—	(926)	—	—
Exercise of warrants	—	—	—	—	—	—	—
Issuance of stock under employee compensation plans	4,590	—	—	4	4,586	—	—
Acquisition of treasury shares	(298,172)	—	—	—	—	(298,172)	—
Accelerated Stock Repurchase equity instrument	(58,355)	—	—	—	(58,355)	—	—
Stock-based compensation	25,737	—	—	—	25,737	—	—

Balance at December 25, 2010	$688,727	$(575,162)	$33,635	$775	$1,996,874	$(768,699)	$1,304

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

  Trade Receivables

        We record trade receivables net of an allowance for doubtful accounts. We establish an allowance for doubtful accounts which we believe is adequate to cover anticipated losses on the collection of all outstanding trade receivable balances. The adequacy of the doubtful account allowance is based on historical information, a review of major customer accounts receivable balances and management's assessment of current economic conditions. We reassess the allowance for doubtful accounts each quarter. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Provisions to the allowance for doubtful accounts amount to $1,536 in 2010, $405 in 2009 and $1,179 in 2008. Write offs to the allowance for doubtful accounts amounted to $1,541 in 2010, $243 in 2009 and $288 in 2008.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The composition of net trade receivables is as follows:

	December 25, 2010	December 26, 2009
Customer receivables	$170,696	$163,332
Unbilled revenue	27,095	31,593

Total	197,791	194,925
Less allowance for doubtful accounts	(4,819)	(4,824)

Net trade receivables	$192,972	$190,101

  Concentrations of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. We place our cash and cash equivalents in various financial institutions with high credit rating and limit the amount of credit exposure to any one financial institution. Our trade receivables are from customers in the pharmaceutical and biotechnology industries. No single customer accounted for more than 5% of our net sales or trade receivables for any period presented.

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

        As of December 25, 2010, we held $11,377 in auction rate securities which are variable rate debt instruments, which bear interest rates that reset approximately every 35 days. The auction rate securities owned were rated AAA by a major credit rating agency and are either commercially insured or guaranteed by the Federal Family Education Loan Program (FFELP). The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. In June 2010, we received notice of a full call redemption on one of our auction rate securities at par value and received the amount of $5,500 in July 2010. We have classified these investments as long-term consistent with the term of the underlying security which are structured with short term interest rate reset dates of generally 35 days but with contractual maturities that are long term.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	December 25, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$9,834	$—	$—	$9,834
Auction rate securities	11,974	—	(597)	11,377

	$21,808	$—	$(597)	$21,211

	December 26, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$8,016	$—	$—	$8,016
Mutual fund	47,615	—	(201)	47,414
Auction rate securities	17,460	—	(1,248)	16,212

	$73,091	$—	$(1,449)	$71,642

        Maturities of debt securities were as follows:

	December 25, 2010		December 26, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$9,834	$9,834	$8,016	$8,016
Due after one year through five years	—	—	—	—
Due after ten years	11,974	11,377	17,460	16,212

	$21,808	$21,211	$25,476	$24,228

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The composition of inventories is as follows:

	December 25, 2010	December 26, 2009
Raw materials and supplies	$13,153	$15,262
Work in process	13,869	17,178
Finished products	73,275	70,283

Inventories	$100,297	$102,723

  Other Current Assets

        Other current assets consist of assets we intend to settle within the next twelve months.

	December 25, 2010	December 26, 2009
Prepaid assets	$21,434	$21,072
Deferred tax asset	31,251	21,671
Marketable securities	9,834	55,430
Prepaid income tax	13,856	13,711
Restricted cash	228	—

Other current assets	$76,603	$111,884

  Property, Plant and Equipment

        Property, plant and equipment, including improvements that significantly add to productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed as incurred. We capitalize interest and period costs on certain capital projects which amounted to $56 and $394 in 2010, $2,496 and $5,023 in 2009 and $5,263 and $6,363 in 2008, respectively. We also capitalize internal and external costs incurred during the application development stage of internal use software. As of December 25, 2010, we have capitalized $45,251 related to our ERP software project. Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: buildings, 20 to 40 years; machinery and equipment, 3 to 20 years; furniture and fixtures, 5 to 10 years; vehicles, 3 to 5 years; and leasehold improvements, the shorter of estimated useful life or the lease periods. We begin to depreciate capital projects in the first full month the asset is placed in service.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The composition of net property, plant and equipment is as follows:

	December 25, 2010	December 26, 2009
Land	$40,409	$39,393
Buildings	694,342	755,607
Machinery and equipment	327,353	317,284
Leasehold improvements	26,772	38,187
Furniture and fixtures	10,473	10,458
Vehicles	5,456	5,595
Computer hardware and software	106,073	53,654
Construction in progress	45,465	86,254

Total	1,256,343	1,306,432
Less accumulated depreciation	(503,686)	(442,688)

Net property, plant and equipment	$752,657	$863,744

        Depreciation expense for 2010, 2009 and 2008 was $69,244, $64,246 and $60,125, respectively.

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

        We perform a test for goodwill impairment annually and whenever events or circumstances make it likely the fair value of a reporting unit has fallen below its carrying amount to determine if impairment exists. The goodwill impairment analysis is a two-step process. The first step is used to identify potential impairment and involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. Fair value is determined by using a weighted combination of a market-based approach and an income approach, as this combination is deemed to be the most indicative of our fair value in an orderly transaction between market participants. Under the market-based approach, we utilize information about our Company as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value our reporting units. Under the income approach, we determine fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. Determining

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures and future market conditions, among others. Our projections are based on an internal strategic review. Key assumptions, strategies, opportunities and risks from this strategic review along with a market evaluation are the basis for our assessment. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired. However, if the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

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

        Our annual goodwill impairment assessment has historically been completed at the beginning of the fourth quarter. Based on our assessment (step one) for 2010, the fair value of our PCS business was less than its carrying value. The second step of the goodwill impairment test involved us calculating the implied goodwill for the PCS business. The carrying value of the goodwill assigned to the PCS business exceeded the implied fair value of goodwill resulting in a goodwill impairment of $305,000.

        Additionally, we determined the fair value of our in process research and development acquired in the acquisition of SPC. The fair value of the in process research and development was in excess to the carrying value recorded as the time of the acquisition. Based on the evaluation we recorded an impairment of $7,200.

        Goodwill and other indefinite-lived intangibles will not be amortized, but will be reviewed for impairment at least annually. The results of this year's impairment test are as of a point in time. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value in subsequent years. To the extent goodwill is impaired, its carrying value will be written down to its implied fair value and a charge will be made to our earnings. Such an impairment charge could materially and adversely affect our operating results and financial condition. As of December 25, 2010, we had recorded goodwill and other intangibles of $319,674 in the consolidated balance sheet.

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

        The fourth quarter of 2010 was impacted by continuing unfavorable market factors. The market factors include: measured spending by major pharmaceutical and biotechnology companies due to the impact of the slower economy; significant impact from consolidations in the pharmaceutical and biotechnology industry; delays in customer decisions and commitments; tight cost constraints by our customers and recognition of excess preclinical capacity within our industry which has resulted in pricing pressure; a focus on late-stage (human) testing as customers endeavor to bring drugs further down the development pipeline to market; and the impact of healthcare reform initiatives. All of these ongoing factors contribute to demand uncertainty and have impacted sales in 2010.

        During the fourth quarter of 2010, based on our most recent market outlook we assessed our long-lived assets for impairment. The assessment included an evaluation of the ongoing cash flows of the long lived assets. We determined based upon our evaluation that the long-lived assets associated with PCS-Massachusetts and PCS-China were no longer fully recoverable from the future cash flows. Since the assets no longer fully recoverable, we determined the fair value of the long-lived assets based upon our valuation completed by an independent third party valuation firm revised by management. The valuation was based upon the estimated market value of the long lived assets and the future cash flow expected to be generated from the long lived assets. Accordingly, we recorded an impairment charge of $64,631 for PCS-Massachusetts and $17,186 for PCS-China representing the excess of the carry value of those assets over their respective fair market values.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The composition of other assets is as follows:

	December 25, 2010	December 26, 2009
Deferred financing costs	$11,167	$3,679
Cash surrender value of life insurance policies	31,054	25,099
Long term marketable securities	11,377	16,212
Other assets	8,725	8,190

Other assets	$62,323	$53,180

  Accounting for Investment in Life Insurance Contracts

        Our investment in life insurance contracts are recorded at fair value. Accordingly, we recognize the initial investment at the transaction price and remeasure the investment at fair value each reporting period. Investments in life insurance contracts are reported as part of purchases of investments in the statement of cash flows. At December 25, 2010, we held 79 contracts with a carrying value of $31,054 and a face value of $144,916.

  Restructuring and Contract Termination Costs

        We recognize obligations associated with restructuring activities and contract termination costs by recording a liability at fair value for the costs associated with an exit or disposal activity as well as costs to terminate a contract or an operating lease. The overall purpose of our restructuring actions is to lower overall operating costs and improve profitability by reducing excess capacities. Restructuring charges are typically recorded in the period in which the plan is approved by our senior management and, where material, our Board of Directors, and when the liability is incurred. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is recognized and measured at its fair value when the entity ceases using the right conveyed by the contract. During 2010 and 2009 we implemented staffing reductions to improve operating efficiency and profitability at various sites. As a result of these actions, for the years ended December 25, 2010 and December 26, 2009, we recorded severance charges of $16,504 and $16,344, including $10,860 and $5,005 in cost of sales and $5,644 and $11,339 in selling, general and administrative expense, respectively. For the years ended December 25, 2010 and December 26, 2009, $9,145 and $9,722 of these charges were related to our Preclinical Services segment, $4,429 and $3,997 to Research Models and Services and $2,930 and $2,625 to Corporate, respectively. As of December 26, 2009, $2,593 was included in accrued compensation and $1,739 in other long-term liabilities on our consolidated balance sheet

	Severance and Retention Costs
	2010	2009
Balance, beginning of period	$4,332	$639
Expense	16,504	16,334
Payments/utilization	(10,178)	(12,641)

Balance, end of period	$10,658	$4,332

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

  Other Current Liabilities

        Other current liabilities consist of liabilities we intend to settle within the next twelve months.

        The composition of other current liabilities is as follows:

	December 25, 2010	December 26, 2009
Accrued income taxes	$18,372	$13,623
Current deferred tax liability	963	1,174
Accrued interest and other	760	422

Other current liabilities	$20,095	$15,219

  Other Long-Term Liabilities

        Other long-term liabilities consist of liabilities we do not intend to settle within the next twelve months.

        The composition of other long-term liabilities is as follows:

	December 25, 2010	December 26, 2009
Deferred tax liability	$30,050	$42,867
Long-term pension liability	36,335	32,516
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	24,659	22,889
Other long-term liabilities	23,552	23,794

Other long-term liabilities	$114,596	$122,066

  Noncontrolling Interests

        We hold investments in joint ventures that are separate legal entities whose purpose is consistent with our overall operations and represent geographic and business segment expansions of our existing markets. The financial results of all joint ventures were consolidated in our results as we have the ability to exercise control over these entities. The interests of the outside joint venture partners have been recorded as noncontrolling interests totaling $1,304 and $(1,419) at December 25, 2010 and December 26, 2009, respectively.

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

        We record deferred tax assets for stock-based awards based on the amount of stock-based compensation recognized in our Consolidated Statements of Income at the statutory tax rate in the jurisdiction in which we will receive a tax deduction. Differences between the deferred tax assets and the actual tax deduction reported on our income tax returns are recorded in additional paid-in capital. If the tax deduction is less than the deferred tax asset, the calculated shortfall reduces our pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase our income tax expense. Our pool of excess tax benefits in computed in accordance with the long form method.

  Revenue Recognition

        We recognize revenue related to our products, which include research models, in vitro technology and vaccine support products, when persuasive evidence of an arrangement exists, generally in the form of customer purchase orders, title and risk of loss have transferred, which occurs upon delivery of the products, the sales price is fixed and determinable and collectability is reasonably assured. These recognition criteria are met at the time the product is delivered to the customer's site. Product sales are recorded net of returns upon delivery. For large models, in some cases customers pay in advance of delivery of the product. These advances are deferred and recognized as revenue upon delivery of the product.

        Our service revenue is comprised of toxicology, pathology, laboratory, GEMS and consulting and staffing services and is generally evidenced by customer contracts. Toxicology services provide highly specialized studies to evaluate the safety and toxicity of new pharmaceutical compounds and materials used in medical devices. Pathology services provide the ability to identify and characterize pathologic changes within tissues and cells in determining the safety of a new compound. Laboratory services monitor and analyze the health and genetics of research models used in research protocols. GEMS services include validating, maintaining, breeding and testing research models for biomedical research activities. Consulting and staffing services provide management of animal care operations on behalf of government, academic, pharmaceutical and biotechnology organizations.

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

  Derivatives and Hedging Activities

        We enter into derivatives to hedge the foreign currency exchange risk in order to minimize the impact of market fluctuations of foreign currency rates on our financials. Throughout the year we entered into various contracts to manage this risk. During 2010, the Company entered into a forward foreign currency contract in order to hedge the foreign exchange impact of an intercompany loan between our entities with different functional currencies. As of December 25, 2010, the outstanding forward contract had a fair value of $419. We recorded a hedge gain (loss) of $713 in 2010, $1,785 in 2009 and $(3,977) in 2008.

  Fair Value

        We hold cash equivalents, investments and certain other assets that are carried at fair value. We generally determine fair value using a market approach based on quoted prices of identical instruments when available. When market quotes of identical instruments are not readily accessible or available, we determine fair value based on quoted market prices of similar instruments. Disclosure for assets and liabilities that are measured at fair value but recognized and disclosed at fair value on a nonrecurring basis are required prospectively beginning January 1, 2009. As of December 25, 2010, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

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

        Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 25, 2010 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Time deposits	$—	$9,834	$—	$9,834
Auction rate securities	—	—	11,377	11,377
Fair value of life policies	—	25,609	—	25,609
Hedge contract	—	419	—	419

Total assets	$—	$35,862	$11,377	$47,239

Contingent consideration	—	—	5,365	5,365

Total liabilities	$—	$—	$5,365	$5,365

	Fair Value Measurements at December 26, 2009 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Time deposits	$—	$8,016	$—	$8,016
Mutual funds	47,414	—	—	47,414
Auction rate securities	—	—	16,212	16,212
Fair value of life policies	—	20,032	—	20,032

Total assets	$47,414	$28,048	$16,212	$91,674

Contingent consideration	—	—	9,300	9,300

Total liabilities	$—	$—	$9,300	$9,300

        Descriptions of the valuation methodologies used for assets and liabilities measured at fair value are as follows:

  •
  Time deposits—Valued at their ending balances as reported by the financial institutions that hold our securities, which approximates fair value.

  •
  Auction rate securities—Valued at fair value by management in part utilizing an independent valuation reviewed by management which used pricing models and discounted cash flow methodologies incorporating assumptions that reflect the assumptions a marketplace participant would use at December 25, 2010.

  •
  Life policies—Valued at cash surrender value.

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

        The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 25, 2010 and December 26, 2009. Our auction rate securities were valued at fair value by management in part utilizing an independent valuation reviewed by management which used pricing models and discounted cash flow methodologies incorporating assumptions that reflect the assumptions a marketplace participant would use at December 25, 2010.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year ended
Auction rate securities	December 25, 2010	December 26, 2009
Beginning balance	$16,212	$18,958
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in earnings (other expenses)	14	(40)
Included in other comprehensive income	651	969
Purchases, issuances and settlements	(5,500)	(3,675)

Ending balance	$11,377	$16,212

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year ended
Contingent Consideration	December 25, 2010	December 26, 2009
Beginning balance	$9,300	$—
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in (earnings) other expenses	(3,935)	200
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	9,100

Ending balance	$5,365	$9,300

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

        As of December 25, 2010, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $31,774. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. Federal and state taxes and withholding taxes payable to the various foreign countries. It is our policy to indefinitely reinvest the earnings of our non-U.S. subsidiaries unless they can be repatriated in manner that generates a tax benefit or an unforeseen cash need arises in the United States and the earnings can be repatriated in a manner that is substantially free of income taxes. It is not practicable to estimate the amount of additional income taxes payable on the earnings that are indefinitely reinvested in foreign operations.

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

  Foreign Currency Translation

        The functional currency of each of our operating foreign subsidiaries is local currency. The financial statements of these subsidiaries are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and equity at historical exchange rates. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income in the accompanying balance sheet. Exchange gains and losses on foreign currency transactions are recorded as other income or expense. We recorded an exchange gain (loss) of $(1,299) in 2010, $(861) in 2009 and $3,570 in 2008.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        We recognize the funded status of our benefit plans on our balance sheet; recognize gains, losses and prior service costs or credits that arise during the period that are not recognized as components of net periodic benefit cost as a component of accumulated other comprehensive income, net of tax; and measure plan assets and obligations as of the date of our fiscal year-end balance sheet. Additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation are disclosed in the notes to our financial statements.

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

2. Business Acquisitions

        We acquired several businesses during the three-year period ended December 25, 2010. The results of operations of the acquired businesses are included in the accompanying consolidated financial statements from the date of acquisition. Significant acquisitions include the following:

        In August 2009, we acquired Systems Pathology Company, LLC (SPC) a pathology based software development company focused on developing state-of-the-art analytical imaging technologies to automate the labor intensive tissue evaluations process which is a significant component of standard preclinical studies for $24,522 in cash and up to $14,000 (undiscounted) potential contingent consideration. SPC is a development stage company. SPC's only activity consists of developing its computer assisted pathology system (CAPS™) software product and has no sales. The software is currently under development and will soon undergo beta testing. SPC did not have any developed technology at the time of the acquisition given the current incomplete nature of the product. SPC anticipates that certain important updates may be made to the product during the beta testing as the CAPS™ software will be tested by pathologists, who will provide additional input and insight regarding certain functionalities. Such as, the current version of the product (CAPS 1.0) as well as the incremental tissue and species details that will be included in version 2.0 will be considered as In-process research and development. The contingent consideration consists of payments based on certain agreed upon revenue and technical milestones. The fair value of the contingent consideration at

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

2. Business Acquisitions (Continued)

the date of acquisition was $9,100 which was estimated using the income approach based on significant inputs that are not observable in the market. Key assumptions included a discount rate of 18% and a probability adjustment as we believe the probability of each milestone payment being made ranges from 60% to 85%.

        During 2010, due mainly to the delay in the development of the current version of the product, we adjusted the contingent consideration to $5,365 at December 25, 2010. No payments of contingent consideration have been made as of December 25, 2010. We performed our annual analysis of In-process research and development. As a result of the analysis we recorded an impairment of $7,200 to adjust the in-process research and development to fair value. The in-process research and development on December 25, 2010 was $6,800. SPC is included in our PCS segment.

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

        In-process research and development is accounted for as an indefinite- lived intangible asset until its completion, after which it becomes an amortizable finite-lived asset (completion costs are expensed as incurred).

        The goodwill recognized is largely attributable to anticipated revenue synergies expected to arise after the acquisition including new customers as well as the value of the assembled workforce. Goodwill is deductible for tax purposes.

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

        The goodwill recognized is largely attributable to anticipated revenue synergies expected to arise after the acquisition including new customers as well as the value of the assembled workforce. Goodwill is not deductible for tax purposes.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

2. Business Acquisitions (Continued)

        The goodwill recognized is largely attributable to anticipated revenue synergies expected to arise after the acquisition including new customers as well as the value of the assembled workforce. Goodwill is deductible for tax purposes.

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

        The goodwill recognized is largely attributable to anticipated revenue synergies expected to arise after the acquisition including new customers as well as the value of the assembled workforce. Goodwill is not deductible for tax purposes.

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

        The goodwill recognized is largely attributable to anticipated revenue synergies expected to arise after the acquisition including new customers as well as the value of the assembled workforce. Goodwill is not deductible for tax purposes.

        Sales and operating income related to these acquisitions was for the years ended 2010, 2009 and 2008, $49,746, $38,414 and $7,995 and operating income (loss) of $(11,100), $137 and $787.

        The following selected unaudited pro forma consolidated results of operations are presented as if each of the acquisitions had occurred as of the beginning of the period immediately preceeding the period of acquisition after giving effect to certain adjustments including the amortization of intangibles. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the companies operated as one during the periods reported. No effect has been given for synergies, if any, that may have been realized through the acquisitions.

	Fiscal Year Ended
	December 26, 2009	December 27, 2008
Net sales	$1,179,921	$1,315,476
Operating income	165,886	(454,590)
Income from continuing operations	111,049	(528,452)
Earnings per common share
Basic	$1.70	$(7.86)
Diluted	$1.69	$(7.86)

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

3. Goodwill and Other Intangible Assets

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	December 25, 2010		December 26, 2009
	Gross Carrying Amount	Accumulated Amortization & Impairment loss	Gross Carrying Amount	Accumulated Amortization & Impairment loss
Goodwill	$1,216,196	$(1,017,758)	$1,221,100	$(712,865)

Other intangible assets not subject to amortization:
Research models	$3,438	$—	$3,438	$—
PCS in process R&D	6,800	—	14,000	—
Other intangible assets subject to amortization:
Backlog	2,839	(2,109)	16,575	(15,625)
Customer relationships	301,175	(192,345)	299,321	(166,137)
Customer contracts	15,259	(15,259)	1,645	(1,645)
Trademarks and trade names	5,041	(4,614)	5,041	(4,298)
Standard operating procedures	657	(657)	657	(643)
Other identifiable intangible assets	5,428	(4,417)	5,435	(4,184)

Total other intangible assets	$340,637	$(219,401)	$346,112	$(192,532)

        The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

		Adjustments to Goodwill			Adjustments to Goodwill
	Balance at December 27, 2008	Acquisitions	Foreign Exchange/ Impairment	Balance at December 26, 2009	Acquisitions	Foreign Exchange/ Impairment	Balance at December 25, 2010
Research Models and Services
Gross carrying amount	$30,947	$27,478	$309	$58,734	$—	(858)	$57,876
Accumulated amortization	(4,846)	—	(29)	(4,875)	—	107	(4,768)
Preclinical Services
Gross carrying amount	1,139,467	22,226	673	1,162,366	—	(4,046)	1,158,320
Accumulated impairment loss	(700,000)	—	—	(700,000)	—	(305,000)	(1,005,000)
Accumulated amortization	(7,990)	—	—	(7,990)	—	—	(7,990)
Total
Gross carrying amount	$1,170,414	$49,704	$982	$1,221,100	$—	(4,904)	$1,216,196
Accumulated impairment loss	(700,000)	—	—	(700,000)	—	(305,000)	(1,005,000)
Accumulated amortization	(12,836)	—	(29)	(12,865)	—	107	(12,758)

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

        Based on our assessment (step one) for 2010, the fair value of our PCS business was less than its carrying value. The second step of the goodwill impairment test involved us calculating the implied goodwill for the PCS business. The carrying value of the goodwill assigned to the PCS business exceeded the implied fair value of goodwill resulting in a goodwill impairment of $305,000.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Goodwill and Other Intangible Assets (Continued)

        Amortization expense of intangible assets for 2010, 2009 and 2008 was $24,405, $25,716 and $26,725, respectively.

        Estimated amortization expense for each of the next five fiscal years is expected to be as follows:

2011	$21,465
2012	17,670
2013	14,131
2014	11,738
2015	9,291

4. Impairment of Long Lived Assets

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

        During the fourth quarter of 2010 based on our most recent market outlook we assessed our long-lived assets for impairment. The assessment included an evaluation of the ongoing cash flows of the long lived assets. We determined based upon our evaluation that the long-lived assets associated with PCS-Massachusetts and PCS-China were no longer fully recoverable from the future cash flows. Based upon the assets no longer fully recoverable, we determined the fair value of the long-lived assets based upon our valuation completed by an independent third party valuation firm. The valuation was based upon the estimated market value of the long lived assets and the future cash flow expected to be generated from the long lived assets. Accordingly, we recorded an impairment charge of $64,631 for PVS-Massachusetts and $17,186 for PCS-China representing the excess of the carry value of those assets over their respective fair market values.

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

        Additionally, we determined the fair value of our in process research and development acquired in the acquisitions of SPC. The fair value of the in process research and development was in excess to the carrying value recorded as the time of the acquisition. Based on the evaluation we recorded an impairment of $7,200.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

5. Long-Term Debt and Capital Lease Obligations

  Long-Term Debt

        Long-term debt consists of the following:

	December 25, 2010	December 26, 2009
2.25% Senior convertible debentures:
Principal	$349,995	$349,995
Unamortized debt discount	(35,583)	(48,597)

Net carrying amount of senior convertible debentures	314,412	301,398
Term loan facilities	386,213	100,433
Revolving credit facility	—	90,000
Other long-term debt, represents secured and unsecured promissory notes, interest rates ranging from 0% to 0.5%, 0% to 0.5% and 0% to 11.6% at December 25, 2010, December 26, 2009 and December 27, 2008, respectively, maturing between 2008 and 2013	127	792

Total debt	700,752	492,623
Less: current portion of long-term debt	(30,535)	(35,310)

Long-term debt	$670,217	$457,313

        Minimum future principal payments of long-term debt at December 25, 2010 are as follows:

Fiscal Year
2011	$30,535
2012	35,492
2013	415,895
2014	111,523
2015	142,890
Thereafter	—

Total	$736,335

        On August 26, 2010, we amended and restated our $428,000 credit agreement to (1) pay off loans outstanding under the $428,000 credit agreement, (2) extend the maturity date under this new $750,000 credit facility to August 26, 2015 and (3) terminate and payoff the remaining term loan under our $50,000 credit agreement. The $750,000 credit agreement, which has a maturity date of August 26, 2015, provides for a $230,000 U.S. term loan, a 133,763 Euro term loan and a $350,000 revolver. Under specified circumstances, we have the ability to increase the term loans and/or revolving line of credit by up to $250,000 in the aggregate. The company wrote off $192 of deferred financing cost associated with the $428,000 and $50,000 credit agreements. Financing costs associated with the new $750,000 credit agreement were $14,150, of which $9,607 was capitalized as deferred financing costs and will amortize over 5 years, and $4,542 was expensed. Our obligations under the $750,000 credit agreement are guaranteed by our material domestic subsidiaries and are secured by substantially all of our assets, including a pledge of 100% of the capital stock of our domestic subsidiaries (other than the capital stock of any domestic subsidiary that is treated as a disregarded entity for U.S. federal income tax

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

5. Long-Term Debt and Capital Lease Obligations (Continued)

purposes) and 65% of the capital stock of certain first-tier foreign subsidiaries and domestic disregarded entities, and mortgages on owned real property in the U.S. having a book value in excess of $10,000. The $400,000 term loan facility matures in 20 quarterly installments with the last installment due June 30, 2015. The $350,000 U.S. revolving facility matures on August 26, 2015 and requires no scheduled payment before that date. The interest rates applicable to term loans and revolving loans under the new $750,000 credit agreement are higher than the interest rates under the prior facilities reflecting current market conditions. The new $750,000 credit agreement contains certain customary representations and warranties, affirmative covenants and events of default.

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

        Based on our leverage ratio, the margin range for base rate loans is 0.75% to 1.5% and the margin range for LIBOR based loans is 1.75% to 2.5%. As of December 25, 2010, the interest rate margin for base rate loans was 1.5% and for adjusted LIBOR loans was 2.5%. The book value of our term and revolving loans approximates fair value.

        We pledged the stock of certain subsidiaries as well as certain U.S. assets for our credit agreement. In addition, the credit agreement includes certain customary representations and warranties, events of default, notices of material adverse changes to our business and negative and affirmative covenants including the ratio of consolidated earnings before interest, taxes, depreciation and amortization less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 3.5 to 1.0 as well as the ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization for any period of four consecutive fiscal quarters, of no more than 3.25 to 1.0 and will step down to 3.0 to 1.0 effective in the first fiscal quarter ending in 2012. As of December 25, 2010, we were compliant with all financial covenants specified in the credit agreement. We had $5,125 outstanding under letters of credit as of December 25, 2010.

        Our $350,000 of 2.25% Convertible Senior Notes (the 2013 Notes) due in June 2013 with interest payable semi-annually are convertible into cash for the principal amount and shares of our common stock for the conversion premium (or, at our election, cash in lieu of some or all of such common stock), if any, based on an initial conversion rate, subject to adjustment, of 20.4337 shares of our common stock per $1,000 principal amount of notes (which represents an initial conversion price of $48.94 per share), only in the following circumstances and to the following extent: (1) during any fiscal quarter beginning after July 1, 2006 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price on the last day of such preceding fiscal quarter; (2) during the five business-day period after any five consecutive trading-day period, or the measurement period, in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; (3) upon the occurrence of specified corporate transactions, as described in the indenture for the 2013 Notes; and (4) at the option of the holder at any time beginning on the date that is two months prior to the stated maturity date and ending on the close of business on the second trading-day immediately preceding the maturity date. Upon conversion, we will pay cash and shares of our common stock (or, at our election,

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

5. Long-Term Debt and Capital Lease Obligations (Continued)

cash in lieu of some or all of such common stock), if any. If we undergo a fundamental change as described in the indenture for the 2013 Notes, holders will have the option to require us to purchase all or any portion of their notes for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the purchase date.

        At December 25, 2010, the fair value of our outstanding 2013 Notes was approximately $349,190 based on their quoted market value and no conversion triggers were met.

        As of December 25, 2010, $35,583 of debt discount remained and will be amortized over 10 quarters. As of December 25, 2010 and December 26, 2009, the equity component of our convertible debt was $88,492. Interest expense related to our convertible debt of $13,013 and $12,170 for years ending December 25, 2010 and December 26, 2009 respectively, yielded an effective interest rate of 6.93% on the liability component. In addition, $7,853 of contractual interest expense was recognized on our convertible debt during the years ended December 25, 2010 and December 26, 2009.

        We have capital leases for equipment. These leases are capitalized using interest rates considered appropriate at the inception of each lease. Capital lease obligations amounted to $101 and $210 at December 25, 2010 and December 26, 2009, respectively.

6. Equity

  Earnings Per Share

        Basic earnings per share for 2010, 2009 and 2008 was computed by dividing earnings available to common shareowners for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for 2009 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.

        Options to purchase 6,594,313 shares, 4,272,647 shares and 4,481,120 shares were outstanding at December 25, 2010, December 26, 2009 and December 27, 2008, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

        In addition, weighted average shares outstanding for 2010, 2009 and 2008 excluded the weighted average impact of 777,740, 896,393 and 777,494 shares, respectively, of non-vested fixed restricted stock awards.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

6. Equity (Continued)

        The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings per share:

	December 25, 2010	December 26, 2009	December 27, 2008
Numerator:
Income (loss) from continuing operations for purposes of calculating earnings per share	$(328,657)	$113,042	$(527,788)
Income (loss) from discontinued businesses	(8,012)	$1,399	$3,283
Denominator:
Weighted-average shares outstanding—Basic	62,561,294	65,366,319	67,273,748
Effect of dilutive securities:
2.25% senior convertible debentures	—	—	—
Stock options and contingently issued restricted stock	—	267,650	—
Warrants	—	1,926	—

Weighted-average shares outstanding—Diluted	62,561,294	65,635,895	67,273,748

Basic earnings (loss) per share from continuing operations attributable to common shareowners	$(5.25)	$1.73	$(7.85)
Basic earnings (loss) per share from discontinued operations attributable to common shareowners	$(0.13)	$0.02	$0.05
Diluted earnings (loss) per share from continuing operations attributable to common shareowners	$(5.25)	$1.72	$(7.85)
Diluted earnings (loss) per share from discontinued operations attributable to common shareowners	$(0.13)	$0.02	$0.05

        The sum of the earnings (loss) per share from continuing operations attributable to common shareowners and the earnings (loss) per share from discontinued operations attributable to common shareowners does not necessarily equal the earnings (loss) per share from net income attributable to common shareowners in the consolidated statements of operations due to rounding.

  Treasury Shares

        On July 29, 2010, our Board of Directors authorized a $500,000 stock repurchase program. Our Board of Directors increased the stock repurchase authorization by $250,000 to $750,000 on October 20, 2010. In order to enable us to facilitate, on a more timely and cost efficient basis, the repurchase of a substantial number of our shares pursuant to that stock repurchase authorization, on August 26, 2010, we entered into an agreement with a third party investment bank to implement an accelerated stock repurchase (ASR) program to repurchase $300,000 of common stock. Under the ASR, we paid $300,000 on August 27, 2010 from cash on hand and available liquidity, including funds borrowed by us under our new amended and restated $750,000 credit facility. The ASR program was recorded as two transactions allocated between the initial purchase of treasury stock and a forward contract indexed to our common stock. The initial delivery of 6,000,000 treasury shares was recorded at $175,066, the market value at the date of the transaction. We received an additional 750,000 shares under the ASR on September 23, 2010, which were recorded at $23,511, which represented the market value on that date, and we received an additional 1,250,000 shares on December 21, 2010, which were recorded at $43,069, which also represented the market value on that date. During 2010, in total, we

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

6. Equity (Continued)

repurchased 8,000,000 shares under the ASR. The ASR was settled on February 11, 2011 based on a discount to the daily volume weighted average price (VWAP) of our common stock over the course of a calculation period. We received the final 871,829 shares based of the settlement of the ASR. The treasury shares result in an immediate reduction of shares on our statement of financial position and in our EPS calculation.

        During 2010, 2009 and 2008, we repurchased 1,759,857 shares of common stock for $52,888, 1,592,500 shares of common stock for $42,387 and 2,159,908 shares of common stock for $109,260, respectively, under our Rule 10b5-1 Purchase Plan and in open market trading. In May 2009, we terminated our Rule 10b5-1 Purchase Plan. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

        Share repurchases during 2010, 2009 and 2008 were as follows:

	Fiscal Year Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Number of shares of common stock repurchased	9,759,857	1,592,500	2,159,908
Total cost of repurchase	$294,534	$42,387	$109,260

        Additionally our 2000 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the fiscal year ended December 25, 2010, December 26, 2009 and December 27, 2008, we acquired 100,489 shares for $3,638, 80,234 shares for $2,216 and 104,662 shares for $6,292, respectively, as a result of such withholdings.

  Accumulated Deficit

        Accumulated deficit includes approximately $2,000 which is restricted due to statutory requirements in the local jurisdiction of a foreign subsidiary as of December 26, 2009 and December 27, 2008.

  Accumulated Other Comprehensive Income

        The composition of accumulated other comprehensive income is as follows:

	Foreign Currency Translation Adjustment	Pension Gains/(Losses) and Prior Service (Cost)/Credit Not Yet Recognized as Components of Net Periodic Benefit Costs	Net Unrealized Gain on Marketable Securities	Accumulated Other Comprehensive Income
Balance at December 27, 2008	$9,387	$(3,822)	$(2,218)	$3,347
Period change	45,907	(7,102)	768	39,573
Tax	1,343	774	—	2,117

Balance at December 26, 2009	$56,637	$(10,150)	$(1,450)	$45,037

Period change	(10,122)	(10,776)	854	(20,044)
Tax	5,319	3,323	—	8,642

Balance at December 25, 2010	$51,834	$(17,603)	$(596)	$33,635

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

        As part of the recapitalization in 1999, we issued 150,000 units, each comprised of a $1 senior subordinated note and a warrant to purchase 7.6 shares of our common stock for total proceeds of $150,000. We allocated the $150,000 offering proceeds between the senior subordinated notes $(147,872) and the warrants $(2,128), based upon the estimated fair value. The portion of the proceeds allocated to the warrants is reflected as capital in excess of par in the accompanying consolidated financial statements. Each warrant entitles the holder, subject to certain conditions, to purchase 7.6 shares of common stock at an exercise price of $5.19 per share of common stock, subject to adjustment under some circumstances. All warrants were exercised before they expired on October 1, 2009.

Noncontrolling Interests

        We hold investments in several joint ventures. These joint ventures are separate legal entities whose purpose is consistent with the overall operations of the Company and represent geographic and business segment expansions of existing markets. The financial results of all joint ventures were consolidated in the Company's results as the Company has the ability to exercise control over these entities. The interests of the outside joint venture partners in these joint ventures have been recorded as noncontrolling interest totaling $1,304 and $(1,419) at December 25, 2010 and December 26, 2009, respectively.

        During the fourth quarter of 2010, we purchased for $4,000 the remaining interest in our Charles River—PCS-China joint venture. The transaction closed on December 24, 2010 with the cash transferred on the following business day. On the date of the purchase, we recorded the purchase price of $4,000 and the balance of the noncontrolling interests of $8,623 to equity.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Income Taxes

        An analysis of the components of income (loss) from continuing operations before income taxes and the related provision for income taxes is presented below:

	Fiscal Year Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Income (loss) from continuing operations before income taxes
U.S.	$(149,275)	$38,368	$96,634
Non-U.S.	(184,807)	113,189	(568,080)

	$(334,082)	$151,557	$(471,446)

Income tax provision
Current:
Federal	11,378	$(4,607)	$20,848
Foreign	23,782	26,851	28,545
State and local	2,416	1,086	1,265

Total current	37,576	$23,330	$50,658

Deferred:
Federal	(24,604)	$16,968	$5,581
Foreign	(9,696)	(1,487)	(4,067)
State and local	(3,253)	1,543	4,857

Total deferred	$(37,553)	$17,024	$6,371

	$23	$40,354	$57,029

        Net deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws.

	December 25, 2010	December 26, 2009
Compensation	$47,695	$38,434
Accruals and reserves	4,725	1,725
Financing related	3,576	2,228
Goodwill and other intangibles	(5,876)	(6,872)
Net operating loss and credit carryforwards	36,359	26,064
Depreciation related	(28,400)	(54,859)
Non-indefinitely reinvested earnings	(250)	(704)
Other	(547)	(817)

	57,282	5,199
Valuation allowance	(12,041)	(6,126)

Total deferred taxes	$45,241	$(927)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Income Taxes (Continued)

        Reconciliations of the statutory U.S. Federal income tax rate to effective tax rates are as follows:

	December 25, 2010	December 26, 2009	December 27, 2008
U.S. statutory income tax rate	(35.0)%	35.0%	(35.0)%
Foreign tax rate differences	(1.3)%	(5.4)%	(2.6)%
State income taxes, net of Federal tax benefit	(0.7)%	1.3%	1.3%
Unbenefitted losses and valuation allowance	0.6%	1.4%	0.8%
Impact of repatriation of non-US earnings	4.6%	(0.7)%	(1.5)%
Research tax credits and enhanced deductions	(3.6)%	(6.7)%	(3.1)%
Enacted tax rate changes	0.0%	(0.1)%	0.2%
Impact of tax uncertainties	3.1%	1.2%	0.5%
Impact of goodwill and other impairments	31.3%	0.0%	51.4%
Other	1.0%	0.6%	0.1%

	0.0%	26.6%	12.1%

        As of December 25, 2010, we have non-U.S. net operating loss carryforwards, the tax effect of which is $13,740. Of this amount, $1,063 will expire in 2013, $1,816 will expire in 2014, $803 will expire in 2015, $222 will expire in 2017 and $496 will expire in 2018. The remainder can be carried forward indefinitely. We have U.S. foreign tax credit carryforwards of $15,409. Of this amount, $8,063 will expire in 2019, $7,045 will expire in 2020 and the remainder thereafter. We have Canadian Scientific Research and Experimental Development (SR&ED) Credit carryforwards of $12,830 as a result of our research and development activity in Montreal, which begin to expire in 2029. In accordance with Canadian Federal tax law, we claim SR&ED credits on qualified research and development costs incurred by our Preclinical service facility in Canada, in the performance of projects for non-Canadian customers. Additionally, in accordance with the tax law of the United Kingdom, we claim enhanced deductions related to qualified research and development costs incurred by our Preclinical service facility in Edinburgh, Scotland, in the performance of certain customer contracts. We have unrealized capital losses in the U.S., the tax effect of which is $219.

        We record deferred tax assets for stock-based awards based on the amount of stock-based compensation recognized in our Consolidated Statements of Income at the statutory tax rate in the jurisdiction in which we will receive a tax deduction. Differences between the deferred tax assets and the actual tax deduction reported on our income tax returns are recorded in additional paid-in capital. If the tax deduction is less that the deferred tax asset, the calculated shortfall reduces our pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, the subsequent shortfalls would increase our income tax expense. Our pool of excess tax benefits, which is computed in accordance with the long form method, was $12,622 as of December 25, 2010 and $14,055 as of December 26, 2009. During 2010, we recorded a tax detriment of $926 to additional paid-in-capital related to the exercise of stock options and vesting of restricted shares.

        We have fully recognized our deferred tax assets on the belief that it is more likely than not that they will be realized. The only exceptions at December 25, 2010 relate to deferred tax assets primarily for net operating losses in China, Hong Kong, India, Luxembourg and the Netherlands, a capital loss in the U.S., and fixed assets in the U.K. and China which have resulted in an increase of $5,915 in the valuation allowance from $6,126 at December 26, 2009 to $12,041 at December 25, 2010. We increased the valuation allowance against these tax attributes due to the determination, after consideration of all evidence, both positive and negative, that it is more likely than not that these deferred tax assets will not be realized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Income Taxes (Continued)

        At December 25, 2010, the amount recorded for unrecognized tax benefits was $33,427. At December 26, 2009 the amount recorded for unrecognized income tax benefits was $21,389. The $12,038 increase during 2010 is primarily attributable to the unrealized tax benefit associated with the $30,000 WuXi termination fee, ongoing evaluation of uncertain tax positions in the current and prior periods and foreign exchange movement. The amount of unrecognized income tax benefits that, if recognized, would favorably impact the effective tax rate was $28,456 as of December 25, 2010 and $17,313 as of December 26, 2009. The $11,143 increase is primarily attributable to the unrealized tax benefit associated with the $30,000 WuXi termination fee, ongoing evaluation of uncertain tax positions in the current and prior periods and foreign exchange movement.

        A reconciliation of our beginning and ending unrecognized income tax benefits is as follows:

	December 25, 2010	December 26, 2009	December 27, 2008
Beginning balance	$21,389	$28,732	$22,129
Additions:
Tax positions for current year	13,142	1,515	2,071
Tax positions for prior years	693	2,367	8,041
Reductions:
Tax positions for current year	—	—	(252)
Tax positions for prior years	(1,797)	(1,024)	(3,011)
Settlements	—	(10,113)	—
Expiration of statute of limitations	—	(88)	(246)

Ending balance	$33,427	$21,389	$28,732

        We continue to recognize interest and penalties related to unrecognized income tax benefits in income tax expense. The total amount of accrued interest related to unrecognized income tax benefits as of December 25, 2010 and December 26, 2009 was $2,313 and $1,689, respectively. The $624 increase is primarily attributable to ongoing evaluation of uncertain tax positions in the current and prior periods and foreign exchange movement. We have not recorded a provision for penalties associated with uncertain tax positions.

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

        We believe we have appropriately provided for all uncertain tax positions.

        During 2010, we executed an agreement to implement an accelerated share repurchase (ASR) program to repurchase $300,000 of common stock. The ASR resulted in a cash need in the United States that was previously unforeseen. In accordance with our policy with respect to the unremitted earnings of our non-U.S. subsidiaries, we evaluated whether a portion of the foreign earnings could be repatriated in order to fund the ASR. We determined that approximately $229,792 of earnings that were previously indefinitely reinvested and approximately $63,640 in basis in our non-U.S. subsidiaries could be repatriated in a substantially tax-free manner. As such, we changed our indefinite reinvestment assertion with respect to these earnings and accrued the cost to repatriate of $10,334, of which $15,264 is reflected as Income Tax Expense, with an offset of a benefit of $4,930 recorded in the Cumulative Translation Adjustment account. During 2010, we repatriated approximately $293,432 to the U.S. to partially fund the ASR and the $30,000 WuXi termination fee.

        In accordance with our policy, the remaining undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of 2010 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free. As of December 25, 2010, the earnings of our non-U.S. subsidiaries considered to be indefinitely reinvested totaled $31,774. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. Federal and state income taxes and withholding taxes payable to the various foreign countries. It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Employee Benefits

  Charles River Laboratories Employee Savings Plan

        Our defined contribution plan, the Charles River Laboratories Employee Savings Plan, qualifies under section 401(k) of the Internal Revenue Code. It covers substantially all U.S. employees and contains a provision whereby we match a percentage of employee contributions. The costs associated with this defined contribution plan totaled $4,694, $6,253 and $6,377, in 2010, 2009 and 2008, respectively.

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

        In connection with the establishment of the Deferred Compensation Plan, current active employees who agreed to convert their ESLIRP benefit to a comparable benefit in the deferred compensation plan discontinued their direct participation in the ESLIRP. Instead, the present value of the accrued benefits of ESLIRP participants was credited to their Deferred Compensation Plan accounts, and future ESLIRP accruals will now be converted to present values and credited to their Deferred Compensation Plan accounts annually. Upon the adoption of the Deferred Compensation Plan, the value of their accrued ESLIRP benefits, prior to adjustments for outstanding Medicare taxes, were credited to their Deferred Compensation Plan account. In addition, we provide certain active employees an annual contribution into their Deferred Compensation Plan account of 10% of the employee's base salary plus the lesser of their target annual bonus or actual annual bonus. The costs associated with these defined contribution plans totaled $2,220, $2,309 and $2,819 in 2010, 2009 and 2008, respectively.

        We have invested in several corporate-owned key-person life insurance policies as well as mutual funds and U.S. Treasury Securities with the intention of using these investments to fund the ESLIRP and the Deferred Compensation Plan. Participants have no interest in any such investments. At December 25, 2010 and December 26, 2009 the cash surrender value of these life insurance policies were $31,054 and $25,099, respectively.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Employee Benefits (Continued)

Obligations and Funded Status

	Pension Benefits		Supplemental Retirement Benefits
	2010	2009	2010	2009
Change in benefit obligations
Benefit obligation at beginning of year	$205,913	$166,261	$28,297	$31,113
Service cost	2,617	2,283	597	623
Interest cost	11,214	9,771	1,341	1,485
Plan participants' contributions	585	654	—	—
Curtailment	—	—	—	—
Settlement gain	(579)	(613)	—	—
Benefit payments	(5,849)	(5,799)	(764)	(726)
Actuarial loss (gain)	19,011	23,425	1,101	(4,198)
Plan amendments	—	—	—	—
Administrative expenses paid	(307)	(158)	—	—
Effect of foreign exchange	(3,795)	10,089	—	—

Benefit obligation at end of year	$228,810	$205,913	$30,572	$28,297

Change in plan assets
Fair value of plan assets at beginning of year	$174,022	$134,034	$—	$—
Plan assets assumed	—	—	—	—
Actual return on plan assets	20,512	25,618	—	—
Settlement gain	(578)	(613)	—	—
Employer contributions	7,515	10,889	764	726
Plan participants' contributions	585	654	—	—
Benefit payments	(5,849)	(5,799)	(764)	(726)
Premiums paid	—	—	—	—
Other	(307)	(158)	—	—
Effect of foreign exchange	(3,471)	9,397	—	—

Fair value of plan assets at end of year	$192,429	$174,022	$—	$—

Funded status
Projected benefit obligation	$228,810	$205,913	$30,572	$28,297
Fair value of plan assets	192,429	174,022	—	—

Net balance sheet liability	$36,381	$31,891	$30,572	$28,297

Classification of net balance sheet liability
Non-current assets	$—	$688	$—	$—
Current liabilities	46	63	5,913	5,408
Non-current liabilities	36,335	32,516	24,659	22,889

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Employee Benefits (Continued)

        Amounts recognized in statement of financial position as part of accumulated other comprehensive income ("AOCI")

	Pension Benefits		Supplemental Retirement Benefits
	2010	2009	2010	2009
Net actuarial (gain)/loss	$30,045	$18,710	$2,988	$2,977
Net prior service cost/(credit)	(7,734)	(6,698)	2,479	2,043

Total	$22,311	$12,012	$5,467	$5,020

The accumulated benefit obligation for all defined benefit plans	$224,127	$202,363	$29,073	$26,746

Information for defined benefit plans with accumulated benefit obligation in excess of plan assets

	Pension Benefits		Supplemental Retirement Benefits
	2010	2009	2010	2009
Projected benefit obligation	$216,088	$195,239	$30,572	$28,297
Accumulated benefit obligation	214,802	194,167	29,073	26,746
Fair value of plan assets	180,587	162,862	—	—

Information for defined benefit plans with projected benefit obligation in excess of plan assets

	Pension Benefits		Supplemental Retirement Benefits
	2010	2009	2010	2009
Projected benefit obligation	$228,810	$200,056	$30,572	$28,297
Accumulated benefit obligation	224,127	197,827	29,073	26,746
Fair value of plan assets	192,429	167,476	—	—

Amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year

	Pension Benefits	Supplemental Retirement Benefits
Amortization of net actuarial (gain)/loss	907	210
Amortization of net prior service cost/(credit)	(597)	498

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Employee Benefits (Continued)

Components of net periodic benefit cost

	Pension Benefits			Supplemental Retirement Benefits
	2010	2009	2008	2010	2009	2008
Service cost	$2,617	$2,283	$4,037	$596	$623	$908
Interest cost	11,214	9,771	12,014	1,342	1,485	1,718
Expected return on plan assets	(12,185)	(9,783)	(13,499)	—	—	—
Amortization of prior service cost (credit)	(598)	(618)	(684)	498	498	498
Amortization of net loss (gain)	749	1,271	(31)	155	125	413

Net periodic benefit cost	1,797	2,924	1,837	2,591	2,731	3,537
Settlement	27	43	—	—	—	—
Curtailment gain	—	(674)	(3,345)	—	—	—

Net pension cost	$1,824	$2,293	$(1,508)	$2,591	$2,731	$3,537

Rollforward of accumulated other comprehensive income

	Pension Benefits		Supplemental Retirement Benefits
	2010	2009	2010	2009
Beginning balance	$12,012	$5,185	$5,020	$9,840
Amortization of prior service cost	598	618	(498)	(498)
Amortization of net gain (loss)	(749)	(1,271)	(155)	(125)
Asset loss/(gain)	(8,327)	(15,834)	—	—
Liability loss/(gain)	19,011	23,425	1,100	(4,197)
Recognized prior service (cost) credit due to curtailment	—	674	—	—
Recognized (loss)/gain due to settlement	(27)	(43)	—	—
Currency impact	(207)	(742)	—	—

Ending balance	$22,311	$12,012	$5,467	$5,020

Assumptions

Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Supplemental Retirement Benefits
	2010	2009	2010	2009
Discount rate	5.20%	5.41%	4.34%	5.22%
Rate of compensation increase	2.50%	3.19%	2.50%	2.50%

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Employee Benefits (Continued)

Weighted-average assumptions used to determine net periodic benefit cost

	Pension Benefits			Supplemental Retirement Benefits
	2010	2009	2008	2010	2009	2008
Discount rate	5.63%	5.74%	5.69%	5.22%	6.15%	5.88%
Expected long-term return on plan assets	7.11%	6.84%	7.10%	—	—	—
Rate of compensation increase	2.50%	3.24%	4.07%	2.50%	4.75%	4.75%

        The expected long-term rate of return on plan assets was made considering the pension plan's asset mix, historical returns and the expected yields on plan assets. The discount rates reflect the rates at which amounts that are invested in a portfolio of high-quality debt instruments would provide the future cash flows necessary to pay benefits when they become due. The rate of compensation increase reflects the expected annual salary increases for the plan participants based on historical experience and our current employee compensation strategy.

Plan assets

        Our pension plans' weighted-average asset allocations are as follows:

	Target Allocation	Pension Benefits
	2011	2010	2009
Equity securities	67%	65%	64%
Fixed income	31%	31%	32%
Other	2%	4%	4%

Total	100%	100%	100%

        Our investment objective is to obtain the highest possible return commensurate with the level of assumed risk. Fund performances are compared to benchmarks including the S&P 500 Index, Russell 2000, BC Aggregate Index and MSCI EAFE Index. Our Investment Committee meets on a quarterly basis to review plan assets.

        Plan assets did not include any of our common stock at December 25, 2010 and December 26, 2009.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Employee Benefits (Continued)

        The fair value of our pension assets by asset category are as follows.

	Fair Value Measurements at December 25, 2010 using
Assets	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3		Assets at Fair Value
Cash	$1,054		$—	$—		$1,054
Common stock(a)	4,334		—	—		4,334
Debt securities(a)	42,352		—	—		42,352
Mutual funds(b)	128,535		14,487	—		143,022
Life insurance policies(c)			270	—		270
Other	194	(e)		1,203	(d)	1,397

Total	$176,469		$14,757	$1,203		$192,429

(a)
This category comprises investments valued at the closing price reported on the active market on which the individual securities are traded.

(b)
This category comprises mutual funds valued at the net asset value of shares held at year end.

(c)
This category comprises life insurance policies valued at cash surrender value at year end.

(d)
This comprises annuity policies held with various insurance companies valued at face value.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance, December 26, 2009	$1,166
Actual return on plan assets:
Relating to assets still held at December 25, 2010	170
Relating to assets sold during the period
Purchases, sales and settlements	(133)
Transfers in and/or out of Level 3	—

Balance, December 25, 2010	$1,203

Contributions

        During 2010, we contributed $7,297 to our pension plans. We expect to contribute $9,054 to our pension plan in 2011.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Employee Benefits (Continued)

Estimated future benefit payments

	Pension Benefits	Supplemental Retirement Benefits
2011	$5,524	$6,036
2012	5,970	731
2013	6,446	11,109
2014	7,148	757
2015	7,167	745
2016-2020	53,890	9,156

9. Stock Plans and Stock Based Compensation

        We have share-based compensation plans under which employees and non-employee directors may be granted share based awards. During 2010, 2009 and 2008, the primary share-based awards and their general terms and conditions are as follows:

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

        At the Annual Meeting of Shareholders held on May 8, 2007, our shareholders approved the 2007 Incentive Plan (the "2007 Plan"). The 2007 Plan provides that effective upon approval, no further awards will be granted under preexisting stock option and incentive plans; provided, however, that any shares that have been forfeited or canceled in accordance with the terms of the applicable award under a preexisting plan may be subsequently awarded in accordance with the terms of the preexisting plan. The 2007 Plan allows a maximum of 6.3 million shares to be awarded of which restricted stock grants and performance based stock awards count as 2.3 shares and stock options count as one share. In the past, we had various employee stock and incentive plans under which stock options and other share-based awards were granted. Stock options and other share-based awards that were granted under prior plans and were outstanding on May 8, 2007, continue in accordance with the terms of the respective plans.

        At December 25, 2010, approximately 3.2 million shares were authorized for future grants under our share-based compensation plans. We settle employee share-based compensation awards with newly issued shares.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Stock Plans and Stock Based Compensation (Continued)

        The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. The following table presents stock-based compensation included in our consolidated statement of income:

	December 25, 2010	December 26, 2009	December 27, 2008
Stock-based compensation expense in:
Cost of sales	$7,186	$7,006	$6,394
Selling and administration	18,340	16,646	17,818

Income from continuing operations, before income taxes	25,526	23,652	24,212
Provision for income taxes	(9,179)	(8,388)	(8,569)

Net income attributable to common shareowners	$16,347	$15,264	$15,643

        We did not capitalize any stock-based compensation related costs for the years ended 2010, 2009 and 2008.

        The fair value of stock-based awards granted during 2010, 2009 and 2008 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 25, 2010	December 26, 2009	December 27, 2008
Expected life (in years)	4.5	4.5	4.5
Expected volatility	34%	25%	24%
Risk-free interest rate	2.35%	1.87%	2.8%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted—average grant date fair value	$11.96	$6.15	$14.85

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Stock Plans and Stock Based Compensation (Continued)

Stock Options

        The following table summarizes stock option activities under our plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 29, 2007	4,467,803	$40.50
Options granted	820,200	$58.59
Options exercised	(706,755)	$38.98
Options canceled	(100,128)	$46.14

Options outstanding as of December 27, 2008	4,481,120	$43.93
Options granted	2,252,704	$25.34
Options exercised	(48,411)	$16.46
Options canceled	(468,470)	$40.47

Options outstanding as of December 26, 2009	6,216,943	$37.67
Options granted	1,367,780	$37.32
Options exercised	(188,585)	$24.34
Options canceled	(801,825)	$38.61

Options outstanding as of December 25 2010	6,594,313	$37.87

Options exercisable as of December 27, 2008	2,729,255	$39.65
Options exercisable as of December 26, 2009	3,096,990	$41.69
Options exercisable as of December 25, 2010	3,732,025	$40.61	3.10 years	$7,966

        As of December 25, 2010, the unrecognized compensation cost related to 2,661,928 unvested stock options expected to vest was $18,331. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 30 months.

        The total intrinsic value of options exercised during the fiscal years ending December 25, 2010, December 26, 2009 and December 27, 2008 was $1,767, $909 and $17,197, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price. The total amount of cash received from the exercise of options during 2010 was $4,492. The actual tax benefit realized for the tax deductions from option exercises totaled $534 for the year ended December 25, 2010.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Stock Plans and Stock Based Compensation (Continued)

        The following table summarizes significant ranges of outstanding and exercisable options as of December 25, 2010:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00–$10.00	1,657	1.13	$0.40	$58	1,657	1.13	$0.40	$58
$10.01–$20.00	35,704	1.52	13.36	798	35,704	1.52	13.36	798
$20.01–$30.00	1,695,420	5.09	25.18	17,835	464,963	4.88	25.70	4,650
$30.01–$40.00	2,495,311	4.16	35.80	3,261	1,274,081	2.24	34.70	2,460
$40.01–$50.00	1,692,024	3.14	46.00	—	1,547,116	3.12	45.96	—
$50.01–$60.00	610,607	3.89	57.97	—	348,209	3.68	57.56	—
$60.01–$70.00	63,590	4.29	62.48	—	60,295	4.29	62.38	—

Totals	6,594,313	4.10	$37.87	$21,952	3,732,025	3.10	$40.61	$7,966

        The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on a closing stock price of $35.70 as of December 25, 2010, that would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 25, 2010 was 1,272,486.

        The following table summarizes the non-vested stock option activity in the equity incentive plans for the fiscal year ending December 25, 2010:

	Stock Options	Weighted Average Exercise Price
Non-vested at December 26, 2009	3,119,953	$33.68
Granted	1,367,780	37.32
Forfeited	(568,725)	35.11
Vested	(1,056,720)	35.97

Non-vested at December 25, 2010	2,862,288	$34.30

Restricted Stock

        Stock compensation expense associated with restricted common stock is charged for the market value on the date of grant, less estimated forfeitures, and is amortized over the awards' vesting period on a straight-line basis.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Stock Plans and Stock Based Compensation (Continued)

        The following table summarizes the restricted stock activity for 2010:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding December 26, 2009	896,393	$36.45
Granted	382,800	37.25
Vested	(340,242)	38.42
Canceled	(161,211)	36.49

Outstanding December 25, 2010	777,740	$35.97

        As of December 25, 2010, the unrecognized compensation cost related to shares of unvested restricted stock expected to vest was $17,536. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 28 months. The total fair value of restricted stock grants that vested during the fiscal years ending December 25, 2010, December 26, 2009 and December 27, 2008 was $13,072, $13,707 and $16,049, respectively. The actual tax benefit realized for the tax deductions from restricted stock grants that vested totaled $4,538 for the year ended December 25, 2010.

Performance Based Stock Award Program

        We made performance-based awards to our executives during 2007, 2008 and 2009. Payout of these awards was contingent upon achievement of individualized goals. Compensation expense associated with these awards of $496, $412 and $2,360 has been recorded during 2010, 2009 and 2008, respectively.

10. Commitments and Contingencies

  Operating Leases

        We have commitments for various operating leases for machinery and equipment, vehicles, office equipment, land and office space. As a matter of ordinary business course, we occasionally guarantee certain lease commitments to landlords. Rent expense for all operating leases was $22,635, $19,952 and $20,589 in 2010, 2009 and 2008, respectively. Future minimum payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consist of the following at December 25, 2010:

2011	$18,253
2012	15,404
2013	12,784
2014	9,624
2015	8,660
Thereafter	22,822

  Insurance

        We maintain various insurances which maintain large deductibles up to $750, some with or without stop-loss limits, depending on market availability.

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

11. Termination Fee—WuXi Pharma Tech

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

12. Business Segment and Geographic Information

        We report two segments, called Research Models and Services (RMS) and Preclinical Services (PCS). Operating segments are components of an enterprise for which separate financial information is available and is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

        Our RMS segment includes sales of research models, genetically engineered models and services (GEMS), consulting and staffing services, research animal diagnostics, discovery services, in vitro and avian vaccine services. Our PCS segment includes services required to take a drug through the development process including toxicology, pathology services, bioanalysis, pharmacokinetics and drug metabolism, discovery support and biopharmaceutical services.

        The following table presents sales and other financial information by business segment. Net sales represent sales originating in entities primarily engaged in either provision of RMS or PCS. Long-lived assets include property, plant and equipment and other long-lived assets.

	2010	2009	2008
Research Models and Services
Net sales	$666,986	$659,929	$659,941
Gross margin	278,391	278,670	284,639
Operating income	184,464	193,349	198,696
Total assets	711,824	717,975	675,571
Long-lived assets	277,193	284,809	276,370
Depreciation and amortization	37,657	33,501	28,239
Capital expenditures	27,694	31,859	61,878
Preclinical Services
Net sales	$466,430	$511,713	$635,358
Gross margin	106,369	144,322	214,182
Operating income	(379,726)	39,814	(598,407)
Total assets	1,016,864	1,469,488	1,439,720
Long-lived assets	537,786	632,115	607,103
Depreciation and amortization	55,992	56,461	58,612
Capital expenditures	15,166	47,994	136,764

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

12. Business Segment and Geographic Information (Continued)

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Fiscal Year Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Total segment operating income	$(195,262)	$233,163	$(399,711)
Unallocated corporate overhead	(103,250)	(63,550)	(52,128)

Consolidated operating income	$(298,512)	$169,613	$(451,839)

        Net sales for each significant service area are as follows:

	Fiscal Year Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Research models	$355,218	$362,669	$370,379
Research model services	208,363	194,663	188,198
Other products	103,405	102,597	101,364

Total research models	666,986	659,929	659,941
Total preclinical services	466,430	511,713	635,358

Total sales	$1,133,416	$1,171,642	$1,295,299

        A summary of unallocated corporate overhead consists of the following:

	December 25, 2010	December 26, 2009	December 27, 2008
Stock-based compensation expense	$11,893	$10,757	$11,968
U.S. retirement plans	3,921	5,336	(161)
Audit, tax and related expense	2,805	2,609	2,727
Salary and bonus	19,617	17,239	18,943
Global IT	13,678	9,309	8,282
Employee health LDP and fringe benefit expense	(2,231)	1,622	(2,774)
Consulting and outside services	7,686	3,329	1,822
Depreciation expense	5,796	648	383
Severance expense	4,153	2,625	—
Costs associated with evaluation of acquisitions	6,669	3,445	1,313
Termination fee	30,000	—	—
Contingent consideration write-down	(4,335)	—	—
Other general unallocated corporate expenses	3,598	6,631	9,625

	$103,250	$63,550	$52,128

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

	U.S.	Europe	Canada	Japan	Other Non-U.S.	Consolidated
2010
Sales to unaffiliated customers	$535,790	$327,492	$181,028	$73,852	$15,254	$1,133,416
Long-lived assets	507,089	124,428	136,846	44,818	1,798	814,979
2009
Sales to unaffiliated customers	$575,574	$327,244	$188,206	$70,848	$9,770	$1,171,642
Long-lived assets	577,808	135,316	141,687	42,084	20,029	916,924
2008
Sales to unaffiliated customers	$658,847	$352,937	$204,252	$66,749	$12,514	$1,295,299
Long-lived assets	567,415	127,589	123,492	45,035	19,942	883,473

13. Discontinued Operations

        During the fourth quarter of 2010, we initiated actions to divest our Phase I clinical services business. We have engaged an investment banker and were actively trying to sell the Phase I clinical services business at year end. On December 25, 2010, taking into account the planned divestiture of the Phase I clinical services business, we performed an impairment test on the long-lived assets of the Phase I clinical services business. Based on this analysis, the Company determined that the book value of assets assigned to the Phase I clinical services business exceeded its future cash flows, which included the proceeds from the sale of the business, and therefore recorded an impairment of the assets of $6,402 during 2010.

        During 2006, we also made a decision to sell our Phase II-IV Clinical business and close our Interventional and Surgical Services (ISS) business, which was formerly included in the Preclinical Services segment.

        For the year end December 25, 2010, the discontinued businesses recorded a loss from operations of $13,465 which included a $6,402 impairment from the sale of the Phase I clinical services business.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

13. Discontinued Operations (Continued)

        The consolidated financial statements have been reclassified to segregate, as discontinued operations, the assets and liabilities, operating results and cash flows, of the businesses being discontinued for all periods presented. Operating results from discontinued operations are as follows:

	Fiscal Year Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Net sales	$17,508	$30,907	$48,199
Asset impairment	6,402	—	—
Income (loss) from operations of discontinued businesses, before income taxes	(13,465)	3,205	2,125
Provision (benefit) for income taxes	(5,453)	1,806	(1,158)

Income (loss) from operations of discontinued businesses, net of taxes	$(8,012)	$1,399	$3,283

        Assets and liabilities of discontinued operations at December 25, 2010 and December 26, 2009 consisted of the following:

	December 25, 2010	December 26, 2009
Current assets	$3,862	$8,319
Long-term assets	822	8,310

Total assets	$4,684	$16,629

Current liabilities	$3,284	$2,763
Long-term liabilities	—	1,011

Total liabilities	$3,284	$3,774

        Current assets included accounts receivable and prepaid income taxes. Non-current assets included a long-term deferred tax asset. Current liabilities consisted of accounts payable, deferred income and accrued expenses.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

SUPPLEMENTARY DATA

Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 25, 2010
Total net sales	$292,287	$288,592	$270,885	$281,652
Gross profit	100,191	100,764	90,500	93,305
Operating income (loss)	30,194	29,985	6,468	(365,159)
Income from continuing operations, net of tax	17,338	15,234	(24,248)	(342,429)
Income (loss) from discontinued businesses, net of tax	(338)	(1,139)	(986)	(5,549)
Net income attributable to common shareowners	17,382	14,454	(24,941)	$(343,564)
Earnings (loss) per common share
Basic
Continuing operations attributable to common shareowners	$0.27	$0.24	$(0.38)	$(5.94)
Discontinued operations attributable to common shareowners	(0.01)	(0.02)	(0.02)	(0.10)

Net income attributable to common shareowners	$0.27	$0.22	$(0.40)	$(6.04)
Diluted
Continuing operations attributable to common shareowners	$0.27	$0.24	$(0.38)	$(5.94)
Discontinued operations attributable to common shareowners	(0.01)	(0.02)	(0.02)	(0.10)

Net income attributable to common shareowners	$0.26	$0.22	$(0.40)	$(6.04)
Fiscal Year Ended December 26, 2009
Total net sales	$291,451	$298,892	$291,344	$289,955
Gross profit	105,154	112,353	105,659	99,826
Operating income (loss)	40,300	50,249	45,459	33,605
Income from continuing operations, net of tax	25,403	33,352	34,132	18,316
Income (loss) from discontinued businesses, net of tax	(534)	303	2,859	(1,229)
Net income attributable to common shareowners	$25,405	$34,154	$37,313	$17,569
Earnings (loss) per common share
Basic
Continuing operations attributable to common shareowners	$0.39	$0.52	$0.53	$0.29
Discontinued operations attributable to common shareowners	(0.01)	—	0.04	(0.02)

Net income attributable to common shareowners	$0.39	$0.53	$0.57	$0.27
Diluted
Continuing operations attributable to common shareowners	$0.39	$0.52	$0.53	$0.29
Discontinued operations attributable to common shareowners	(0.01)	—	0.04	(0.02)

Net income attributable to common shareowners	$0.38	$0.52	$0.57	$0.27

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

SUPPLEMENTARY DATA

Quarterly Segment Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 25, 2010
Research Models and Services
Sales	$172,205	$167,140	$159,259	$168,382
Gross margin	74,279	71,346	64,383	68,383
Operating income	49,984	47,258	42,817	44,405
Depreciation and amortization	9,721	8,811	9,422	9,703
Capital expenditures	4,960	6,245	4,622	11,867
Preclinical Services
Sales	$120,082	$121,452	$111,626	$113,270
Gross margin	25,912	29,418	26,117	24,922
Operating income	429	6,509	5,178	(391,842)
Depreciation and amortization	13,859	14,114	14,063	13,956
Capital expenditures	4,333	2,187	4,505	4,141
Unallocated corporate overhead	$(20,219)	$(23,782)	$(41,527)	$(17,722)
Total
Sales	$292,287	$288,592	$270,885	$281,652
Gross margin	101,191	100,764	90,500	93,305
Operating income	30,194	29,985	6,468	(365,159)
Depreciation and amortization	23,580	22,925	23,485	23,659
Capital expenditures	9,293	8,432	9,127	16,008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 26, 2009
Research Models and Services
Sales	$161,490	$165,682	$163,313	$169,444
Gross margin	68,313	71,206	68,623	70,528
Operating income	47,444	50,894	46,131	48,880
Depreciation and amortization	7,673	8,049	9,346	8,433
Capital expenditures	7,624	6,307	8,933	8,995
Preclinical Services
Sales	$129,961	$133,210	$128,031	$120,511
Gross margin	36,841	41,147	37,036	29,298
Operating income	10,953	15,923	11,056	1,882
Depreciation and amortization	13,271	13,917	14,643	14,630
Capital expenditures	16,877	14,112	9,545	7,460
Unallocated corporate overhead	$(18,097)	$(16,568)	$(11,728)	$(17,157)
Total
Sales	$291,451	$298,892	$291,344	$289,955
Gross margin	105,154	112,353	105,659	99,826
Operating income	40,300	50,249	45,459	33,605
Depreciation and amortization	20,944	21,966	23,989	23,063
Capital expenditures	24,501	20,419	18,478	16,455

Item 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934 (Exchange Act), the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of December 25, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in Internal Controls

        There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 25, 2010 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

        Management's report on our internal controls over financial reporting can be found in Item 8 of this report. The Independent Registered Public Accounting Firm's attestation report on the effectiveness of our internal control over financial reporting can also be found in Item 8 of this report.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

A.    Directors and Compliance with Section 16(a) of the Exchange Act

        The information required by this Item regarding the directors of the Company and compliance with Section 16(a) of the Exchange Act by the Company's officers and directors will be included in the 2011 Proxy Statement under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference thereto. The information required by this Item regarding the Company's corporate governance will be included in the 2011 Proxy Statement under the section captioned "Corporate Governance" and is incorporated herein by reference thereto.

B.    Executive Officers of the Company

        The information required by this Item regarding the executive officers of the Company is reported in Part I of this Form 10-K under the heading "Supplementary Item. Executive Officers of the Registrant pursuant to Instruction 3 to Item 401(b) of Regulation S-K."

C.    Audit Committee Financial Expert

        The information required by this Item regarding the audit committee of the Board of Directors and financial experts will be included in the 2011 Proxy Statement under the section captioned "The Board of Directors and its Committees—Audit Committee and Financial Experts" and is incorporated herein by reference thereto.

D.    Code of Ethics

        The Company has adopted a Code of Business Conduct and Ethics that applies to all of its employees and directors, including the principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. The Company's Code of Business Conduct and Ethics is posted on our website by selecting the "Corporate Governance" link at http://ir.criver.com. The Company will provide to any person, without charge, a copy of its Code of Business Conduct and Ethics by requesting a copy from the Secretary, Charles River Laboratories, Inc., 251 Ballardvale Street, Wilmington, MA 01887. Information on our website is not incorporated by reference in this annual report.

E.    Changes to Board Nomination Procedures

        Since December 2008, there have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Item 11.    Executive Compensation

        The information required by this Item will be included in the 2011 Proxy Statement under the sections captioned "2010 Director Compensation," "Compensation Discussion and Analysis," "Executive Compensation and Related Information," "Compensation Committee Interlocks and Insider Participation" and "Report of Compensation Committee" and is incorporated herein by reference thereto.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will be included in the 2011 Proxy Statement under the sections captioned "Beneficial Ownership of Securities" and is incorporated herein by reference thereto. See also Item 5. "Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance Under Equity Compensation

Plans" for the disclosure required by Item 201(d) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item will be included in the 2011 Proxy Statement under the sections captioned "Related Person Transaction Policy" and "Corporate Governance—Director Qualification Standards; Director Independence" and is incorporated herein by reference thereto.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item will be included in the 2011 Proxy Statement under the section captioned "Statement of Fees Paid to Independent Registered Public Accounting Firm" and is incorporated herein by reference thereto.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Date: February 23, 2011	By:	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ JAMES C. FOSTER James C. Foster	President, Chief Executive Officer and Chairman	February 23, 2011
By:	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman	Corporate Executive Vice President and Chief Financial Officer	February 23, 2011
By:	/s/ ROBERT J. BERTOLINI Robert J. Bertolini	Director	February 23, 2011
By:	/s/ STEPHEN D. CHUBB Stephen D. Chubb	Director	February 23, 2011
By:	/s/ GEORGE E. MASSARO George E. Massaro	Director	February 23, 2011
By:	/s/ DEBORAH KOCHEVAR Deborah Kochevar	Director	February 23, 2011
By:	/s/ GEORGE M. MILNE, JR. George M. Milne, Jr.	Director	February 23, 2011

Signatures		Title	Date

By:	/s/ C. RICHARD REESE C. Richard Reese	Director	February 23, 2011
By:	/s/ DOUGLAS E. ROGERS Douglas E. Rogers	Director	February 23, 2011
By:	/s/ SAMUEL O. THIER Samuel O. Thier	Director	February 23, 2011
By:	/s/ RICHARD F. WALLMAN Richard F. Wallman	Director	February 23, 2011
By:	/s/ WILLIAM H. WALTRIP William H. Waltrip	Director	February 23, 2011

EXHIBIT INDEX

Exhibit No.		Description
3.1		Second Amended and Restated Certificate of Incorporation of Charles River Laboratories International, Inc. (Filed as Exhibit 3.1)(1)
3.2		Second Amended and Restated By-laws of Charles River Laboratories International, Inc. (Filed as Exhibit 3.2)(2)
4.1		Form of certificate representing shares of common stock, $0.01 par value per share. (Filed as Exhibit 4.1)(1)
4.2		Indenture dated June 12, 2006, among Charles River Laboratories International, Inc. and U.S. Bank National Association. (Filed as Exhibit 4.1)(3)
4.3		Form of 2.25% Convertible Senior Note due 2013. (Filed as Exhibit 4.2)(3)
10.1		Charles River Laboratories Corporate Officer Separation Plan (revised April 2010) (filed as Exhibit 10.1)(14)+
10.2		Charles River Laboratories 1999 Management Incentive Plan. (Filed as Exhibit 10.6)(5)+
10.3		Charles River Laboratories 2000 Incentive Plan, as amended May 2005. (Filed as Exhibit 10.7)(5)+
10.4		Charles River Laboratories 2000 Incentive Plan Inland Revenue Approved Rules for UK Employees. (Filed as Exhibit 99.1)(6)+
10.5		Form of Change in Control Agreement. (Filed as Exhibit 10.7)(7)+
10.6		Executive Incentive Compensation Plan, as amended. (Filed as Exhibit 10.8)(7)+
10.7		Form of Stock Option Award Agreement under 2000 Incentive Plan. (Filed as Exhibit 10.3)(8)+
10.8		Form of Restricted Stock Award Agreement under 2000 Incentive Plan. (Filed as Exhibit 10.4)(8)+
10.9		Inveresk Research Group, Inc. 2002 Stock Option and Incentive Compensation Plan, as amended and restated as of May 4, 2004. (Filed as Exhibit 99.1)(9)+
10.10		Charles River Laboratories Executive Life Insurance/Supplemental Retirement Income Plan. (Filed as Exhibit 10.23)(10)+
10.11		Deferred Compensation Plan. (Filed as Exhibit 10.13)(7)+
10.12
Third Amended and Restated Credit Agreement, dated as of August 26, 2010, among Charles River Laboratories International, Inc., the Subsidiary Borrower party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent, Bank of America, N.A., as syndication agent, and RBS Citizens National Association, Societe Generale and Wells Fargo Bank, National Association, as co-documentation agents (filed as Exhibit 10.1) (11)
10.13		Charles River Laboratories International, Inc. 2007 Incentive Plan. (Filed as Exhibit 10.1)(4)+
10.14		Form of Performance Award Agreement. (Filed as Exhibit 10.2)(12)+
10.15		Form of Stock Option Award Agreement Under 2007 Incentive Plan. (Filed as Exhibit 10.17)(13)+
10.16		Form of Restricted Stock Award Agreement Under 2007 Incentive Plan. (Filed as Exhibit 10.18)(13)+
10.17	*	Letter Agreements with Dr. Davide Molho dated May 29, 2009.+

Exhibit No.		Description
21.1	*	Subsidiaries of Charles River Laboratories International, Inc.
23.1	*	Consent of PricewaterhouseCoopers LLP.
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	*	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer.
101.1	*
The following materials from the Company's Annual Report on Form 10-K for the year ended December 25, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text.

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

(10)
Previously filed as an exhibit to the Company's Annual Report on Form 10-K, filed March 9, 2005.

(11)
Previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on August 31, 2010.

(12)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, filed on May 9, 2007.

(13)
Previously filed as an exhibit to the Company's Annual Report on Form 10-K, filed February 20, 2008.

(14)
Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, filed on August 3, 2010.