Form 10-Q
period 2011-03-26
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2011-05-04
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2011
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

        As of April 15, 2011, there were 51,658,245 shares of the registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended March 26, 2011

Special Note on Factors Affecting Future Results

        This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. (Charles River) that are based on current expectations, estimates, forecasts, and projections about the industries in which Charles River operates and the beliefs and assumptions of our management. Words such as "expect," "anticipate," "target," "goal," "project," "intend," "plan," "believe," "seek," "estimate," "will," "likely," "may," "designed," "would," "future," "can," "could" and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on current expectations and beliefs of Charles River and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: the pursuit of our initiatives to optimize returns for stockholders, including efforts to improve our operating margins, improve free cash flow, invest in growth businesses and return value to shareholders; goodwill and asset impairments still under review; future demand for drug discovery and development products and services, including the outsourcing of these services and spending trends by our customers; our expectations regarding stock repurchases, including our accelerated stock repurchase program, the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; present spending trends and other cost reduction activities by our customers; future actions by our management; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of our revenues; our cost structure; the impact of acquisitions and dispositions; our expectations with respect to sales growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure); changes in our expectations regarding future stock option, restricted stock, and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our cash flow and liquidity. In addition, these statements include the impact of economic and market conditions on our customers; the effects of our 2010 cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis and the ability of Charles River to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 25, 2010 under the section entitled "Our Strategy," the section entitled "Risks Related to Our Business and Industry," the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

Part I. Financial Information

Item 1.    Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 26, 2011	March 27, 2010
Net sales related to products	$121,396	$121,051
Net sales related to services	164,447	171,236

Total net sales	285,843	292,287
Costs and expenses
Cost of products sold	65,766	63,723
Cost of services provided	117,439	129,359
Selling, general and administrative	55,007	62,331
Amortization of intangibles	5,380	6,680

Operating income	42,251	30,194
Other income (expense)
Interest income	364	357
Interest expense	(10,016)	(6,008)
Other, net	63	(468)

Income from continuing operations before income taxes	32,662	24,075
Provision (benefit) for income taxes	(2,715)	6,737

Income from continuing operations, net of tax	35,377	17,338
Loss from discontinued operations, net of tax	(3,945)	(338)

Net income	31,432	17,000
Less: Net (income) loss attributable to noncontrolling interests	(97)	382

Net income attributable to common shareowners	$31,335	$17,382

Earnings (loss) per common share:
Basic:
Continuing operations	$0.65	$0.27
Discontinued operations	(0.07)	(0.01)
Net income attributable to common shareowners	$0.58	$0.27
Diluted:
Continuing operations	$0.65	$0.27
Discontinued operations	(0.07)	(0.01)
Net income attributable to common shareowners	$0.57	$0.26

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands, except per share amounts)

	March 26, 2011	December 25, 2010
Assets
Current assets
Cash and cash equivalents	$158,745	$179,160
Trade receivables, net	215,304	192,972
Inventories	97,594	100,297
Other current assets	88,941	80,465

Total current assets	560,584	552,894
Property, plant and equipment, net	753,612	752,657
Goodwill, net	202,059	198,438
Other intangibles, net	118,950	121,236
Deferred tax asset	44,062	45,003
Other assets	65,353	63,145

Total assets	$1,744,620	$1,733,373

Liabilities and Equity
Current liabilities
Current portion of long-term debt and capital leases	$95,527	$30,582
Accounts payable	33,379	30,627
Accrued compensation	45,932	48,918
Deferred revenue	58,832	66,905
Accrued liabilities	59,368	59,369
Other current liabilities	14,770	23,379

Total current liabilities	307,808	259,780
Long-term debt and capital leases	761,293	670,270
Other long-term liabilities	111,188	114,596

Total liabilities	1,180,289	1,044,646
Commitments and contingencies
Shareowners' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 77,980,109 issued and 51,602,261 shares outstanding at March 26, 2011 and 77,531,056 issued and 56,441,081 shares outstanding at December 25, 2010	780	775
Capital in excess of par value	2,025,643	1,996,874
Accumulated deficit	(543,827)	(575,162)
Treasury stock, at cost, 26,377,848 shares and 21,089,975 shares at March 26, 2011 and December 25, 2010, respectively	(961,533)	(768,699)
Accumulated other comprehensive income	41,855	33,635

Total shareowners' equity	562,918	687,423

Noncontrolling interests	1,413	1,304

Total equity	564,331	688,727

Total liabilities and equity	$1,744,620	$1,733,373

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 26, 2011	March 27, 2010
Cash flows relating to operating activities
Net income	$31,432	$17,000
Less: Loss from discontinued operations	(3,945)	(338)

Income from continuing operations	35,377	17,338
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	21,265	23,580
Non-cash compensation	5,919	6,856
Deferred tax	3,422	1,290
Other, net	4,848	4,955
Changes in assets and liabilities:
Trade receivables	(17,166)	(28,105)
Inventories	4,336	3,765
Other assets	(406)	(4,384)
Accounts payable	2,170	4,695
Accrued compensation	(4,188)	(749)
Deferred revenue	(8,073)	(3,909)
Accrued liabilities	(1,739)	1,404
Taxes payable and prepaid taxes	(23,365)	1,051
Other liabilities	(1,007)	149

Net cash provided by operating activities	21,393	27,936

Cash flows relating to investing activities
Capital expenditures	(6,789)	(9,293)
Purchases of investments	(9,548)	(6,725)
Proceeds from sale of investments	3,655	50,151
Other, net	146	82

Net cash provided by (used in) investing activities	(12,536)	34,215

Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	150,607	1,025
Payments on long-term debt, capital lease obligation and revolving credit agreement	(9,766)	(22,682)
Proceeds from exercises of stock options and warrants	5,239	1,061
Purchase of treasury stock and Accelerated Stock Repurchase Program	(174,465)	(2,895)
Other, net	(876)	239

Net cash used in financing activities	(29,261)	(23,252)

Discontinued operations
Net cash provided by (used in) operating activities	(38)	523
Net cash provided by investing activities	—	1,833
Net cash provided by financing activities	213	14

Net cash provided by discontinued operations	175	2,370

Effect of exchange rate changes on cash and cash equivalents	(186)	(1,644)

Net change in cash and cash equivalents	(20,415)	39,625
Cash and cash equivalents, beginning of period	179,160	182,574

Cash and cash equivalents, end of period	$158,745	$222,199

Supplemental cash flow information
Capitalized interest	$92	$1,998

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

(dollars in thousands)

	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Treasury Stock	Noncontrolling Interest
Balance at December 25, 2010	$688,727	$(575,162)	$33,635	$775	$1,996,874	$(768,699)	$1,304
Components of comprehensive income, net of tax:
Net income	31,432	31,335	—	—	—	—	97
Foreign currency translation adjustment	8,192	—	8,180	—	—	—	12
Amortization of pension, net gain/loss and prior service cost	125	—	125	—	—	—	—
Unrealized loss on marketable securities	(85)	—	(85)	—	—	—	—

Total comprehensive income	$39,664	—	—	—	—	—	$109
Tax detriment associated with stock issued under employee compensation plans	(883)	—	—	—	(883)	—	—
Issuance of stock under employee compensation plans	5,369	—	—	5	5,364	—	—
Acquisition of treasury shares	(160,325)	—	—	—	32,509	(192,834)	—
Accelerated Stock Repurchase equity instrument	(14,140)	—	—	—	(14,140)	—	—
Stock-based compensation	5,919	—	—	—	5,919	—	—

Balance at March 26, 2011	$564,331	$(543,827)	$41,855	$780	$2,025,643	$(961,533)	$1,413

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1. Basis of Presentation

        The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to state fairly the financial position and results of operations of Charles River Laboratories International, Inc. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 25, 2010.

        Certain amounts in prior-year financial statements and related notes have been reclassified to conform with the current year presentation.

2. Restructuring and Contract Termination Costs

        We implemented headcount reductions to improve operating efficiency and profitability at various sites. As of March 26, 2011, we had accrued severance and retention costs related to these actions of $7,100 in our consolidated balance sheets, of which $4,272 was included in accrued compensation and $2,828 in other long-term liabilities on our consolidated balance sheet related to these actions.

        During the first three months of 2011, we recorded severance charges of $494 related primarily to further headcount reductions, of which $241 is included in cost of sales and $253 in selling, general and administrative expense. Additionally, we recorded an impairment charge of $59 during the quarter ended March 26, 2011.

	Three Months Ended
Severance and Retention Costs	March 26, 2011	March 27, 2010
Beginning balance	$10,658	$4,332
Expense	494	2,672
Payments/utilization	(4,052)	(1,934)

Ending balance	$7,100	$5,070

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Supplemental Balance Sheet Information

        The composition of trade receivables is as follows:

	March 26, 2011	December 25, 2010
Customer receivables	$190,183	$170,696
Unbilled revenue	30,319	27,095

Total	220,502	197,791
Less allowance for doubtful accounts	(5,198)	(4,819)

Net trade receivables	$215,304	$192,972

        The composition of inventories is as follows:

	March 26, 2011	December 25, 2010
Raw materials and supplies	$13,352	$13,153
Work in process	16,044	13,869
Finished products	68,198	73,275

Inventories	$97,594	$100,297

        The composition of other current assets is as follows:

	March 26, 2011	December 25, 2010
Prepaid assets	$21,291	$21,434
Deferred tax asset	26,668	31,251
Marketable securities	14,536	9,834
Prepaid income tax	25,139	13,856
Restricted cash	229	228
Current assets of discontinued businesses	1,078	3,862

Other current assets	$88,941	$80,465

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Supplemental Balance Sheet Information (Continued)

        The composition of net property, plant and equipment is as follows:

	March 26, 2011	December 25, 2010
Land	$40,878	$40,409
Buildings	709,419	694,342
Machinery and equipment	340,115	327,353
Leasehold improvements	27,753	26,772
Furniture and fixtures	10,562	10,473
Vehicles	5,592	5,456
Computer hardware and software	105,860	106,073
Construction in progress	42,729	45,465

Total	1,282,908	1,256,343
Less accumulated depreciation	(529,296)	(503,686)

Net property, plant and equipment	$753,612	$752,657

        Depreciation is calculated using a straight-line method based on estimated useful lives of the assets. Depreciation expense for the three months ended March 26, 2011 and March 27, 2010 was $15,885 and $16,900, respectively.

        The composition of other assets is as follows:

	March 26, 2011	December 25, 2010
Deferred financing costs	$11,845	$11,167
Cash surrender value of life insurance policies	31,319	31,054
Long-term marketable securities	11,291	11,377
Other assets	10,898	8,725
Long-term assets of discontinued businesses	—	822

Other assets	$65,353	$63,145

        The composition of other current liabilities is as follows:

	March 26, 2011	December 25, 2010
Accrued income taxes	$6,241	$18,372
Current deferred tax liability	1,033	963
Accrued interest and other	3,870	760
Current liabilities of discontinued businesses	3,626	3,284

Other current liabilities	$14,770	$23,379

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Supplemental Balance Sheet Information (Continued)

        The composition of other long-term liabilities is as follows:

	March 26, 2011	December 25, 2010
Deferred tax liability	$28,975	$30,050
Long-term pension liability	33,741	36,335
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	24,925	24,659
Other long-term liabilities	23,547	23,552

Other long-term liabilities	$111,188	$114,596

4. Marketable Securities

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	March 26, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$14,536	$—	$—	$14,536
Auction rate securities	11,972	—	(681)	11,291

	$26,508	$—	$(681)	$25,827

	December 25, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$9,834	$—	$—	$9,834
Auction rate securities	11,974	—	(597)	11,377

	$21,808	$—	$(597)	$21,211

        As of March 26, 2011, we held $11,291 in auction rate securities which are variable rate debt instruments, which bear interest rates that reset approximately every 35 days. The auction rate securities owned were rated AAA by a major credit rating agency and are guaranteed by the Federal Family Education Loan Program (FFELP). The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

4. Marketable Securities (Continued)

        Maturities of debt securities were as follows:

	March 26, 2011		December 25, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$14,536	$14,536	$9,834	$9,834
Due after one year through five years	—	—	—	—
Due after ten years	11,972	11,291	11,974	11,377

	$26,508	$25,827	$21,808	$21,211

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

        On September 14, 2010, we entered into a fair market value hedge contract with a bank. The terms of this contract are for the bank to deliver 62,637 Canadian dollars, currently valued at $63,834, to us on August 25, 2011, and for us to deliver 46,940 Euro, currently valued at $66,148, to our bank on the same date. We have recorded a liability on our balance sheet of $2,314, based on current foreign exchange rates, to represent the amount that would be owed to the bank if the hedge were to be settled as of March 26, 2011.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

5. Fair Value (Continued)

        Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 26, 2011 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Time deposits	$—	$14,536	$—	$14,536
Auction rate securities	—	—	11,291	11,291
Fair value of life policies	—	25,849	—	25,849

Total assets	$—	$40,385	$11,291	$51,676

Contingent consideration	—	—	5,517	5,517
Hedge contract	—	2,314	—	2,314

Total liabilities	$—	$2,314	$5,517	$7,831

	Fair Value Measurements at December 25, 2010 using
	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Time deposits		$—	$9,834	$—	$9,834
Auction rate securities		—	—	11,377	11,377
Fair value of life policies		—	25,609	—	25,609
Hedge contract		—	419	—	419

Total assets	$		$35,862	$11,377	$47,239

Contingent consideration		—	—	5,365	5,365

Total liabilities		$—	$—	$5,365	$5,365

        Descriptions of the valuation methodologies used for assets and liabilities measured at fair value are as follows:

  •
  Time deposits—Valued at their ending balances as reported by the financial institutions that hold our securities, which approximates fair value.

  •
  Auction rate securities—Valued at fair value by management in part utilizing an independent valuation reviewed by management which used pricing models and discounted cash flow methodologies incorporating assumptions that reflect the assumptions a marketplace participant would use at March 26, 2011.

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

  •
  Hedge contract—Valued at fair value by management; valuations were based on calculations using foreign exchange rates at the financial statement date.

        The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 26, 2011 and March 27, 2010.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended
Auction rate securities	March 26, 2011	March 27, 2010
Beginning balance	$11,377	$16,212
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in earnings (other expenses)	(1)	—
Included in other comprehensive income	(85)	(166)
Purchases, issuances and settlements	—	—

Ending balance	$11,291	$16,046

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended
Contingent Consideration	March 26, 2011	March 27, 2010
Beginning balance	$5,365	$9,300
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in (earnings) other expenses	152	100
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—

Ending balance	$5,517	$9,400

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

6. Goodwill and Other Intangible Assets

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	March 26, 2011			December 25, 2010
	Gross Carrying Amount	Accumulated Amortization & Impairment loss	Net Amount	Gross Carrying Amount	Accumulated Amortization & Impairment loss	Net Amount
Goodwill	$1,219,898	$(1,017,839)	$202,059	$1,216,196	$(1,017,758)	$198,438

Other intangible assets not subject to amortization:
Research models	3,438	—	3,438	3,438	—	3,438
PCS in process R&D	6,800	—	6,800	6,800	—	6,800
Other intangible assets subject to amortization:
Backlog	2,942	(2,190)	752	2,839	(2,109)	730
Customer relationships	310,353	(203,798)	106,555	301,175	(192,345)	108,830
Customer contracts	15,259	(15,259)	—	15,259	(15,259)	—
Trademarks and trade names	5,041	(4,642)	399	5,041	(4,614)	427
Standard operating procedures	657	(657)	—	657	(657)	—
Other identifiable intangible assets	5,464	(4,458)	1,006	5,428	(4,417)	1,011

Total other intangible assets	$349,954	$(231,004)	$118,950	$340,637	$(219,401)	$121,236

        The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

		Adjustments to Goodwill
	Balance at December 25, 2010	Acquisitions	Foreign Exchange/ Other	Balance at March 26, 2011
Research Models and Services
Gross carrying amount	$57,876	$—	$699	$58,575
Accumulated amortization	(4,768)	—	(81)	(4,849)
Preclinical Services
Gross carrying amount	1,158,320	—	3,003	1,161,323
Accumulated impairment loss	(1,005,000)	—	—	(1,005,000)
Accumulated amortization	(7,990)	—	—	(7,990)
Total
Gross carrying amount	$1,216,196	$—	$3,702	$1,219,898
Accumulated impairment loss	(1,005,000)	—	—	(1,005,000)
Accumulated amortization	(12,758)	—	(81)	(12,839)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Long-Term Debt

Long-Term Debt

        Long-term debt consists of the following:

	March 26, 2011	December 25, 2010
2.25% Senior convertible debentures:
Principal	$349,995	$349,995
Unamortized debt discount	(32,234)	(35,583)

Net carrying amount of senior convertible debentures	317,761	314,412
Term loan facilities	538,224	386,213
Revolving credit facility	—	—
Other debt, represents secured and unsecured promissory notes, interest rates ranging from 0% to 0.5% and 0% to 0.5% at March 26, 2011 and December 25, 2010, respectively, maturing between 2010 and 2012	746	127

Total debt	856,731	700,752
Capital leases	89	100

Total debt and capital leases	856,820	700,852
Less: current portion of long-term debt and capital leases	(95,527)	(30,582)

Long-term debt and capital leases	$761,293	$670,270

        The $750,000 credit agreement, which has a maturity date of August 26, 2015, provides for a $230,000 U.S. term loan, a 133,763 Euro term loan and a $350,000 revolver. On February 24, 2011 we amended the $750,000 credit agreement, now the $900,000 credit agreement, primarily to provide for an incremental $150,000 U.S. term loan and modify the leverage ratio. Under specified circumstances, we have the ability to increase the term loans and/or revolving line of credit by up to $250,000 in the aggregate. Our obligations under the $900,000 credit agreement are guaranteed by our material domestic subsidiaries and are secured by substantially all of our assets, including a pledge of 100% of the capital stock of our domestic subsidiaries (other than the capital stock of any domestic subsidiary that is treated as a disregarded entity for U.S. federal income tax purposes) and 65% of the capital stock of certain first-tier foreign subsidiaries and domestic disregarded entities, and mortgages on owned real property in the U.S. having a book value in excess of $10,000. The $400,000 term loan facility matures in 20 quarterly installments with the last installment due June 30, 2015 and the $150,000 term loan facility matures in 18 quarterly installments with the last installment due June 30, 2015. The $350,000 U.S. revolving facility matures on August 26, 2015 and requires no scheduled payment before that date. The $900,000 credit agreement contains certain customary representations and warranties, affirmative covenants and events of default.

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

        Based on our leverage ratio, the margin range for base rate loans is 0.75% to 1.5% and the margin range for LIBOR based loans is 1.75% to 2.5%. As of March 26, 2011, the interest rate margin for base rate loans was 1.5% and for adjusted LIBOR loans was 2.5%. The book value of our term and revolving loans approximates fair value.

        We pledged the stock of certain subsidiaries as well as certain U.S. assets for our credit agreements. In addition, the credit agreement includes certain customary representations and warranties, events of default, notices of material adverse changes to our business and negative and affirmative covenants including the ratio of consolidated earnings before interest, taxes, depreciation and amortization less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 3.5 to 1.0 as well as the ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization for any period of four consecutive fiscal quarters, of no more than 4.00 to 1 and will step down to 3.50 to 1 with respect to the second and third fiscal quarters ending in 2012 and will step down to 3.25 to 1 with respect to the fourth fiscal quarter ending in 2012 and for each fiscal quarter thereafter. As of March 26, 2011, we were compliant with all financial covenants specified in the credit agreement. We had $4,475 outstanding under letters of credit as of March 26, 2011.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Long-Term Debt (Continued)

        At March 26, 2011, the fair value of our outstanding 2013 Notes was approximately $366,235 based on their quoted market value and no conversion triggers were met.

        As of March 26, 2011, $32,234 of debt discount remained and will be amortized over 9 quarters. As of March 26, 2011 and December 25, 2010, the equity component of our convertible debt was $88,492. Interest expense related to our convertible debt of $3,349 and $3,132 for the quarters ended March 26, 2011 and March 27, 2010, respectively, yielded an effective interest rate of 6.93% on the liability component. In addition, $1,969 of contractual interest expense was recognized on our convertible debt during the three months ended March 26, 2011 and March 27, 2010.

        Principal maturities of existing debt which excludes unamortized debt discount for the periods set forth in the table below are as follows:

Twelve months ending
March 2012	$95,479
March 2013	78,173
March 2014	428,161
March 2015	195,215
March 2016	91,937

Total	$888,965

        We have capital leases for equipment. These leases are capitalized using interest rates considered appropriate at the inception of each lease. Capital lease obligations amounted to $90 and $100 at March 26, 2011 and December 25, 2010, respectively.

8. Equity

Earnings per Share

        Basic earnings per share for the three months ended March 26, 2011 and March 27, 2010 were computed by dividing earnings available to common shareowners for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for the three months ended March 26, 2011 and March 27, 2010 has been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.

        Options to purchase 4,490,167 shares and 4,434,498 shares were outstanding in each of the three respective months ended March 26, 2011 and March 27, 2010, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

        Basic weighted average shares outstanding for the three months ended March 26, 2011 and March 27, 2010 excluded the weighted average share impact of 761,173 and 1,002,336, respectively, of non-vested fixed restricted stock awards.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Equity (Continued)

        The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings per share:

	Three Months Ended
	March 26, 2011	March 27, 2010
Numerator:
Income (loss) from continuing operations for purposes of calculating earnings per share	$35,280	$17,720
Loss from discontinued businesses	$(3,945)	$(338)
Denominator:
Weighted average shares outstanding—Basic	53,937,948	65,124,451
Effect of dilutive securities:
Stock options and contingently issued restricted stock	659,792	700,211

Weighted average shares outstanding—Diluted	54,597,740	65,824,662

Basic earnings per share from continuing operations	$0.65	$0.27
Basic loss per share from discontinued operations	$(0.07)	$(0.01)
Diluted earnings per share from continuing operations	$0.65	$0.27
Diluted loss per share from discontinued operations	$(0.07)	$(0.01)

Treasury Shares and Accelerated Stock Repurchase Program (ASR)

        On October 20, 2010, our Board of Directors increased our stock repurchase authorization to $750,000. In order to enable us to facilitate, on a more timely and cost efficient basis, the repurchase of a substantial number of our shares pursuant to that stock repurchase authorization we entered into agreements with a third party investment bank to implement an accelerated stock repurchase (ASR) program. We entered into an ASR on February 24, 2011 to repurchase $150,000 of common stock. Under the ASR, we paid $150,000 from cash on hand and available liquidity, including funds borrowed by us under our credit facility. The ASR program was recorded as two transactions allocated between the initial purchase of treasury stock and a forward contract indexed to our common stock. Upon signing the February 24, 2011 ASR we received the initial delivery of 3,759,398 shares which was recorded at $135,860, the market value at the date of the transaction and recorded $14,140 as a forward contract indexed to our common stock. If the actual number of shares repurchased exceeds the number of shares initially delivered, we will receive a number of additional shares equal to such excess following conclusion of the calculation period. If the actual number of shares repurchased is less than the number of shares initially delivered, we will be required, at election, to either (1) deliver a number of shares approximately equal to the difference or (2) make a cash payment equal to the value of such shares, in either case following conclusion of the calculation period. Our banker has purchased and will continue to trade shares of our common stock in the open market over the life of the ASR. The treasury shares will result in an immediate reduction of shares on our statement of financial position and in our EPS calculation. While the ASR is in effect, we will generally not be permitted to repurchase our common stock in the open market.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Equity (Continued)

        We had entered into an ASR on August 26, 2010 to repurchase $300,000 of common stock. Under the ASR we paid $300,000 on August 27, 2010 from cash on hand and available liquidity, including funds borrowed by us under our credit facility. We received 8,000,000 shares under the ASR during 2010. On February 11, 2011, we received the final 871,829 shares under the ASR, which were recorded at $32,509.

        Additionally, during the three months ended March 26, 2011, prior to entering into the $150,000 ASR, we repurchased 579,200 shares for $21,607 through open market repurchases made in reliance on Rule 10b-18.

        Additionally, our 2000 Incentive Plan and 2007 Incentive Plan permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the three months ended March 26, 2011 and March 27, 2010, we acquired 77,446 shares for $2,858 and 76,722 shares for $2,895, respectively, as a result of such withholdings.

        The total number of shares repurchased during the three months ended March 26, 2011 and March 27, 2010 was as follows:

	Three Months Ended
	March 26, 2011	March 27, 2010
Number of shares of common stock repurchased	5,287,873	76,722
Total cost of repurchase	$192,834	$2,895

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Equity (Continued)

        A summary of the changes in equity for the three months ended March 26, 2011 and March 27, 2010 is provided below:

	Three Months Ended
	March 26, 2011			March 27, 2010
	Shareowners' Equity	Noncontrolling Interest	Total Equity	Shareowners' Equity	Noncontrolling Interest	Total Equity
Equity, beginning of the period	$687,423	$1,304	$688,727	$1,375,243	$(1,419)	$1,373,824
Components of comprehensive income, net of tax:
Net income	31,335	97	31,432	17,382	(382)	17,000
Foreign currency translation adjustment	8,180	12	8,192	(11,847)	(2)	(11,849)
Amortization of pension, net gain/loss and prior service cost	125	—	125	51	—	51
Unrealized loss on marketable securities	(85)	—	(85)	35	—	35

Total comprehensive income	39,555	109	39,664	5,621	(384)	5,237
Dividends paid noncontrolling interest	—	—	—	—	(270)	(270)
Tax detriment associated with stock issued under employee compensation plans	(883)	—	(883)	(264)	—	(264)
Issuance of stock under employee compensation plans	5,369	—	5,369	1,152	—	1,152
Acquisition of treasury shares	(160,325)	—	(160,325)	(2,895)	—	(2,895)
Acquisition of ASR equity instrument	(14,140)	—	(14,140)	—	—	—
Stock-based compensation	5,919	—	5,919	6,904	—	6,904

Equity, end of the period	$562,918	$1,413	$564,331	$1,385,761	$(2,073)	$1,383,688

9. Income Taxes

        The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statements of operations:

	Three Months Ended
	March 26, 2011	March 27, 2010
Income from continuing operations before income taxes	$32,662	$24,075
Effective tax rate	(8.3)%	28.0%
Provision for income taxes	$(2,715)	$6,737

        Our overall effective tax rate was (8.3)% in the first quarter of 2011 and 28.0% in the first quarter of 2010. The change was primarily attributable to an $11,111 tax benefit recorded in the first quarter of 2011 associated with a tax loss incurred with the disposition of the Company's Phase I clinical business. Additionally, there was an increase in tax rate benefits in the first quarter of 2011 in comparison to the first quarter of 2010 resulting from the Canadian Scientific Research and Experimental Development credits (SR&ED credits).

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Income Taxes (Continued)

        In accordance with Canadian Federal tax law, we claim SR&ED credits on qualified research and development costs incurred by our PCS facility in Canada in the performance of projects for non-Canadian customers. Additionally, in accordance with the tax law of the United Kingdom, we claim enhanced deductions related to qualified research and development costs incurred by our Preclinical service facility in Edinburgh, Scotland in the performance of certain customer contracts.

        During the fourth quarter of 2010, we took actions to divest the Company's Phase I clinical business. We recorded in discontinued operations a deferred tax asset associated with the excess of the tax outside basis over the basis for financial reporting purposes of the Phase I clinical business. As of the fourth quarter, we determined that it was not more-likely-than-not that the Company would realize this deferred tax asset and recorded a valuation allowance against it as part of discontinued operations. During the first quarter of 2011, we determined that the tax loss would more-likely-than-not be benefited as a worthless stock deduction. As such, we eliminated the valuation allowance recorded to offset the tax loss on the Phase I clinical business, and recognized the benefit in continuing operations.

        During the first quarter of 2011, our unrecognized tax benefits recorded increased by $1,379 to $34,807 primarily due to ongoing evaluation of uncertain tax positions in the current period and foreign exchange movement. The amount of unrecognized tax benefits that would impact the effective tax rate favorably if recognized increased by $1,077 to $29,533, and the amount of accrued interest on unrecognized tax benefits increased by $200 to $2,513 in the first quarter of 2011.

        We conduct business in a number of tax jurisdictions. As a result, we are subject to tax audits in jurisdictions including, but not limited to, the United States, the United Kingdom, Japan, France, Germany and Canada. With few exceptions, we are no longer subject to U.S. and international income tax examinations for years before 2003.

        We and certain of our subsidiaries are currently under audit by the German Tax Office and various state tax authorities. During the first quarter, we received a tax assessment from the German tax office. We do not agree with the assessment and filed an appeal during the quarter. As part of the appeal, we were required to make a payment of the tax and interest assessed. We do not believe that resolution of this controversy will have a material impact on our financial position or results of operations.

        Additionally, we are challenging the reassessments received by the Canada Revenue Agency (CRA) with respect to the SR&ED credits claimed in 2003 and 2004 by our Canadian Preclinical Services subsidiary in the Tax Court of Canada (TCC). In the fourth quarter of 2009 and the first quarter of 2010, we filed Notices of Appeal with the TCC and received the Crown's response in the second quarter of 2010. In a related development, during the first quarter of 2010 we received Notices of Reassessment from the Minister of Revenue of Quebec (MRQ) provincial tax authorities with respect to the Quebec Research and Development tax credit. We filed Notices of Objection with the MRQ in the second quarter of 2010. We disagree with the positions taken by the CRA and MRQ with regard to the credits claimed. We believe that it is reasonably possible that we will conclude the controversies with the TCC and MRQ within the next twelve months. However, pending resolution of the reassessments with the TCC, it is possible that the CRA and MRQ will propose similar adjustments for later years. We do not believe that resolution of these controversies will have a material impact on our financial position, cash flows or results of operations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Income Taxes (Continued)

        We believe we have appropriately provided for all unrecognized tax benefits.

        In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of the first quarter of 2011 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.

10. Employee Benefits

        The following table provides the components of net periodic benefit cost for our defined benefit plans:

	Pension Benefits		Supplemental Retirement Benefits
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Service cost	$766	$652	$159	$149
Interest cost	3,022	2,841	300	335
Expected return on plan assets	(3,388)	(3,130)	—	—
Amortization of prior service cost	(154)	(151)	125	125
Amortization of net loss (gain)	239	178	53	38

Net periodic benefit cost	$485	$390	$637	$647

Company contributions	$3,591	$301	$—	$—

        During 2011, we expect to contribute a total of $9,286 to our plans.

11. Stock-Based Compensation

        The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. The following table presents stock-based compensation included in our consolidated statements of operations:

	Three Months Ended
	March 26, 2011	March 27, 2010
Stock-based compensation expense in:
Cost of sales	$1,678	$1,995
Selling and administration	4,241	4,862

Income before income taxes	5,919	6,857
Provision for income taxes	(2,119)	(2,478)

Net income attributable to common shareowners	$3,800	$4,379

        We did not capitalize any stock-based compensation related costs for the three months ended March 26, 2011 and March 27, 2010.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

11. Stock-Based Compensation (Continued)

        The fair value of stock-based awards granted during the first three months of 2011 and 2010 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Options Granted In:
	2011	2010
Expected life (in years)	4.2	4.5
Expected volatility	33.5%	34.0%
Risk-free interest rate	2.23%	2.35%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$11.29	$11.96

Stock Options

        The following table summarizes the stock option activity in the equity incentive plans for the three months ended March 26, 2011:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 25, 2010	6,594,313	$37.87
Options granted	853,450	$37.05
Options exercised	(199,915)	$26.84
Options canceled	(332,177)	$44.38

Options outstanding as of March 26, 2011	6,915,671	$37.77	4.34 years	$29,802

Options exercisable as of March 26, 2011	4,220,501	$39.85	3.38 years	$15,834

        As of March 26, 2011, the unrecognized compensation cost related to 2,506,508 unvested stock options expected to vest was $24,515. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 35 months.

        The total intrinsic value of options exercised during the three months ended March 26, 2011 and March 27, 2010 was $2,128 and $488, respectively. Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price. The total amount of cash received from the exercise of options during the three months ended March 26, 2011 and March 27, 2010 was $5,239 and $1,152, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $741 and $139 for the three months ending March 26, 2011 and March 27, 2010, respectively. A charge of $883 was recorded in capital in excess of par value in the first quarter for the excess of deferred tax assets over the actual tax benefits at option exercise.

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

        The following table summarizes the restricted stock activity from December 25, 2010 through March 26, 2011:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding December 25, 2010	777,740	$35.97
Granted	262,780	$37.05
Vested	(264,481)	$38.32
Canceled	(14,866)	$34.69

Outstanding March 26, 2011	761,173	$35.55

        As of March 26, 2011, the unrecognized compensation cost related to 707,891 shares of unvested restricted stock expected to vest was $23,817. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 34 months. The total fair value of restricted stock grants that vested during the three months ended March 26, 2011 and March 27, 2010 was $10,136 and $9,104, respectively.

Performance Based Stock Award Program

        During the three months ending March 26, 2011 and March 27, 2010, compensation expense of $54 and $180, respectively, was recorded associated with performance based stock awards.

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

        Our RMS segment includes sales of research models, genetically engineered models and services (GEMS), consulting and staffing services (CSS), research animal diagnostics, discovery services, in vitro and avian vaccine services. Our PCS segment includes services required to take a drug through the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

13. Business Segment Information (Continued)

development process including toxicology, pathology services, bioanalysis, pharmacokinetics and drug metabolism, discovery support and biopharmaceutical services.

        The following table presents sales and other financial information by business segment. Net sales represent sales originating in entities primarily engaged in either provision of RMS or PCS.

	Three Months Ended
	March 26, 2011	March 27, 2010
Research Models and Services
Net sales	$173,371	$172,205
Gross margin	73,839	74,279
Operating income	51,742	49,984
Depreciation and amortization	9,269	9,721
Capital expenditures	4,403	4,960
Preclinical Services
Net sales	$112,472	$120,082
Gross margin	28,799	24,926
Operating income	9,306	429
Depreciation and amortization	11,996	13,859
Capital expenditures	2,387	4,333

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended
	March 26, 2011	March 27, 2010
Total segment operating income	$61,048	$50,413
Unallocated corporate overhead	(18,797)	(20,219)

Consolidated operating income	$42,251	$30,194

        Net sales for each significant service area are as follows:

	Three Months Ended
	March 26, 2011	March 27, 2010
Research models	$93,400	$94,673
Research model services	51,975	51,155
Other products	27,996	26,377

Total research models	173,371	172,205
Total preclinical services	112,472	120,082

Total sales	$285,843	$292,287

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

13. Business Segment Information (Continued)

        A summary of unallocated corporate overhead consists of the following:

	Three Months Ended
	March 26, 2011	March 27, 2010
Stock-based compensation expense	$2,986	$3,037
U.S. retirement plans	1,057	1,018
Audit, tax and related expenses	755	713
Salary and bonus	4,693	5,104
Global IT	3,362	3,226
Employee health and fringe cost	1,639	1,764
Consulting and professional services	1,331	2,216
Depreciation	1,581	1,163
Other general unallocated corporate expenses	1,393	1,978

	$18,797	$20,219

        Other general unallocated corporate expenses consist of various departmental costs including those associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury and investor relations.

14. Discontinued Operations

        During the fourth quarter of 2010, we initiated actions to divest our Phase I clinical business. We engaged an investment banker and were actively trying to sell the Phase I clinical business at year end. On December 25, 2010, taking into account the planned divestiture of the Phase I clinical business, we performed an impairment test on the long-lived assets of the Phase I clinical business. Based on this analysis, the Company determined that the book value of assets assigned to the Phase I clinical business exceeded its future cash flows, which included the anticipated proceeds from the sale of the business, and therefore recorded an impairment of the assets of $6,402 during 2010.

        For the three months ended March 26, 2011, the discontinued businesses recorded a pretax loss from operations of $5,202 which included additional asset impairment charges of $3,911. We disposed of our Phase I clinical business in our second quarter on March 28, 2011.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

14. Discontinued Operations (Continued)

        The consolidated financial statements have been reclassified to segregate, as discontinued operations, the assets and liabilities, operating results and cash flows, of the businesses being discontinued for all periods presented. Operating results from discontinued operations are as follows:

	March 26, 2011	March 27, 2010
Net sales	$2,112	$5,058
Loss from operations of discontinued businesses, before income taxes	(5,202)	(594)
Benefit for income taxes	(1,257)	(256)

Loss from operations of discontinued businesses, net of taxes	$(3,945)	$(338)

        Assets and liabilities of discontinued operations at March 26, 2011 and December 25, 2010 consisted of the following:

	March 26, 2011	December 25, 2010
Current assets	$1,078	$3,862
Long-term assets	—	822

Total assets	$1,078	$4,684

Current liabilities	$3,626	$3,284
Long-term liabilities	—	—

Total liabilities	$3,626	$3,284

        Current assets included accounts receivable and prepaid income taxes. Non-current assets included a long-term deferred tax asset. Current liabilities consisted of accounts payable, deferred income and accrued expenses.

15. Subsequent Events

        On March 28, 2011, we disposed of our Phase I clinical business. Additionally, we have evaluated the impact of any subsequent events through the date these financial statements were issued, and determined there were no other subsequent events requiring disclosure in or adjustment to these financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes.

Overview

        We are a leading global provider of solutions that advance the drug discovery and development process, including research models and associated services and outsourced preclinical services. We provide our products and services to global pharmaceutical companies and biotechnology companies, as well as government agencies, and leading hospitals and academic institutions throughout the world in order to bring drugs to market faster and more efficiently. Our broad portfolio of products and services enables our customers to reduce costs, increase speed to market and enhance their productivity and effectiveness in drug discovery and development. We have built upon our core competency of in vivo biology, including laboratory animal medicine and science (research model technologies) to develop a diverse and growing portfolio of regulatory compliant preclinical services which address drug discovery and development in the preclinical arena. We have been in business for over 60 years and currently operate approximately 68 facilities in 16 countries worldwide.

        The market for our goods and services appears to be stabilizing but we are uncertain as to when the unfavorable market factors, which continue to negatively impact our results of operations, will abate. These market factors, which have existed since 2008 include: measured research and development spending by major pharmaceutical and biotechnology companies due to the impact of the slower economy and a goal of reducing the cost of drug development; significant impact from consolidations in the pharmaceutical and biotechnology industry; significant patent expirations; delays in customer decisions and commitments; tight cost constraints by our customers and recognition of excess preclinical capacity within our industry which has resulted in pricing pressure; a focus on late-stage clinical testing as customers accelerate their efforts to bring drugs to market in the face of expiration of patents on branded drugs; and the impact of healthcare reform initiatives. All of these ongoing factors contribute to demand uncertainty and impacted sales in 2010 and continue to do so in 2011.

        As we look forward, we continue to anticipate that demand, particularly for Preclinical Services (PCS), will begin to ramp up as our customers reinvigorate their early-stage drug development pipelines, continue to choose outsourcing of services to improve the effectiveness and cost efficiency of their drug development efforts, and reduce their internal capacity through closure of underutilized facilities. We believe that increased focus on strategic outsourcing by our customers should result in the expansion of strategic relationships with a reduced and limited number of partners, which will drive demand for our services. We believe that the long-term drivers for our business as a whole will primarily emerge from our customers' continued demand for research models and services and regulatory compliant preclinical services, which are essential to the drug development process. However, presently it is challenging to predict the timing associated with these drivers.

        In 2011 we are intensifying our focus on our four key initiatives designed to allow us to drive profitable growth and to maximize value for shareholders, and thus better position ourselves to operate successfully in the current and future business environment. These four initiatives are:

  •
  Improving the consolidated operating margin.  By continuing to aggressively manage our cost structure and drive operating efficiencies, we expect to generate improving operating margins, depending on the strength of recovery in demand for preclinical services. We have already implemented significant actions to reduce costs during the last two years to manage challenging industry-wide preclinical market conditions. These actions were the primary drivers of our margin increase in the first quarter of 2011.

  •
  Improving free cash flow generation.  We currently believe we have adequate capacity to support revenue growth in both business segments without significant additional investment for expansion. Improved operating margins, elimination of operating losses with the sale our Phase I clinical business early in the second quarter of 2011 and minimal requirements for capital expansion should contribute to strong cash flow generation.

  •
  Disciplined investment in growth businesses.  We expect to maintain a disciplined focus on deployment of capital, investing in those areas of our existing business which will generate the greatest sales growth and profitability, such as GEMS, Discovery Services, In Vitro products and Biopharmaceutical Services.

  •
  Returning value to shareholders.  On October 20, 2010, our Board of Directors increased the stock repurchase authorization to $750.0 million. Repurchasing our stock is intended to drive immediate shareholder value and earnings per share accretion. Under the authorization, in 2011 we continued a substantial stock repurchase program, including another ASR for $150 million, at the inception of which we received 3.8 million shares. Additionally, we received the final 0.9 million shares under the 2010 ASR in February 2011.

        Total net sales during the first quarter of 2011 were $285.8 million, a decrease of 2.2% over the same period last year. The sales decrease was primarily the result of lower demand for PCS services due to reduced biopharmaceutical spending. The effect of foreign currency translation increased sales by 0.8%. Our gross margin increased to 35.9% of net sales, compared to 33.9% of net sales for the first quarter of 2010, due primarily to the impact of managing of our cost structure. Our operating income for the first quarter of 2011 was $42.3 million compared to $30.2 million for the first quarter of 2010, an increase of 39.9% due to increased gross margin and lower operating expenses. The operating margin was 14.8% for the first quarter of 2011, compared to 10.3% for the first quarter of 2010.

        Our net income attributable to common shareholders was $31.3 million for the three months ended March 26, 2011, compared to $17.4 million for the three months ended March 27, 2010. The increase was primarily due to increased operating earnings and the tax benefit related to the disposition of our Phase I clinical business. Diluted earnings per share for the first quarter of 2011 were $0.57, compared to $0.26 for the first quarter of 2010.

        We report two segments: RMS and PCS, which reflects the manner in which our operating units are managed.

        Our RMS segment, which represented 60.7% of net sales in the first quarter of 2011, includes three categories; production of research models, research model services, and other products. Research model services include four business units; genetically engineered models and services (GEMS), research animal diagnostics (RADS), discovery services (DS), and consulting and staffing services (CSS). Other products include vaccine support and In Vitro products. Net sales for this segment increased 0.7% compared to the first quarter of 2010, due primarily to favorable foreign currency translation of 0.7%. The gross margin percentage decreased to 42.6% from 43.1% primarily due to the impact of our fixed costs with flat sales partially offset by cost savings. The operating margin percentage increased to 29.8% from 29.0% due primarily to the impact of managing of our cost structure.

        Our PCS segment, which represented 39.3% of net sales in the first quarter of 2011, includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical, bioanalysis, pharmacokinetics and drug metabolism services. Sales for this segment decreased 6.3% compared to the first quarter of 2010. The sales decrease was driven by reduced biopharmaceutical spending, which resulted in lower demand for our services, offset by favorable foreign currency translation of 0.1%. We experienced increases in both the PCS gross and operating margin percentages (to 25.6% from 20.8% and to 8.3% from 0.4%, respectively), mainly as a result of the impact of managing of our cost structure.

        Our unallocated corporate headquarters costs decreased to $18.8 million in the first quarter of 2011, from $20.2 million in the first quarter of 2010, due to the impact of our cost savings programs.

Three Months Ended March 26, 2011 Compared to Three Months Ended March 27, 2010

        Net Sales.    Net sales for the three months ended March 26, 2011 were $285.8 million, a decrease of $6.5 million, or 2.2%, from $292.3 million for the three months ended March 27, 2010.

        Research Models and Services.    For the three months ended March 26, 2011, net sales for our RMS segment were $173.4 million, an increase of $1.2 million, or 0.7%, from $172.2 million for the three months ended March 27, 2010, due primarily to favorable foreign currency translation of 0.7%.

        Preclinical Services.    For the three months ended March 26, 2011, net sales for our PCS segment were $112.5 million, a decrease of $7.6 million, or 6.3%, from $120.1 million for the three months ended March 27, 2010. The decrease in PCS sales was primarily due to lower volumes and pricing for preclinical services, partially offset by favorable foreign currency translation which increased our net sales by 0.9%.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided during the first quarter of 2011 was $183.2 million, a decrease of $9.9 million, or 5.1%, from $193.1 million during the first quarter of 2010. Cost of products sold and services provided during the three months ended March 26, 2011 was 64.0% of net sales, compared to 66.1% during the three months ended March 27, 2010.

        Research Models and Services.    Cost of products sold and services provided for RMS during the first quarter of 2011 was $99.5 million, an increase of $1.6 million, or 1.6%, compared to $97.9 million in 2010. Cost of products sold and services provided for the three months ended March 26, 2011 increased to 57.3% of net sales compared to 56.9% of net sales for the three months ended March 27, 2010. The increase in cost as a percentage of sales was due to the impact of our fixed costs, partially offset by the cost savings programs.

        Preclinical Services.    Cost of services provided for the PCS segment during the first quarter of 2011 was $83.7 million, a decrease of $11.5 million, or 12.1%, compared to $95.2 million in 2010. Cost of services provided as a percentage of net sales was 74.4% during the three months ended March 26, 2011, compared to 79.2% for the three months ended March 27, 2010. The decrease in cost of services provided as a percentage of net sales was primarily due to a cost savings actions, partially offset by the continued impact of lower sales.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended March 26, 2011 were $55.0 million, a decrease of $7.3 million, or 11.8%, from $62.3 million for the three months ended March 27, 2010. Selling, general and administrative expenses during the first quarter of 2011 were 19.2% of net sales compared to 21.3% of net sales during the first quarter of 2010.

        Research Models and Services.    Selling, general and administrative expenses for RMS for the first quarter of 2011 were $20.4 million, a decrease of $1.5 million, or 6.9%, compared to $21.9 million in 2010. Selling, general and administrative expenses decreased as a percentage of sales to 11.7% for the three months ended March 26, 2011 from 12.7% for the three months ended March 27, 2010. The decrease in selling, general and administrative expenses as a percent of sales was primarily due to cost-savings actions and the tight expense control.

        Preclinical Services.    Selling, general and administrative expenses for the PCS segment during the first quarter of 2011 were $15.8 million, a decrease of $4.4 million, or 21.8%, compared to $20.2 million during the first quarter of 2010. Selling, general and administrative expenses for the three months ended March 26, 2011 decreased to 14.1% of net sales, compared to 16.8% of net sales for the three months ended March 27, 2010 due mainly tight expense control.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various costs primarily related to activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions was $18.8 million during the three months ended March 26, 2011, compared to $20.2 million during the three months ended March 27, 2010. The decrease was due to the cost-savings actions.

        Amortization of Other Intangibles.    Amortization of other intangibles for the three months ended March 26, 2011 was $5.4 million, a decrease of $1.3 million from $6.7 million for the three months ended March 27, 2010. Amortization expense decreased as a percentage of sales to 1.9% for the three months ended March 26, 2011 from 2.3% for the three months ended March 27, 2010.

        Research Models and Services.    In the first quarter of 2011, amortization of other intangibles for our RMS segment was $1.7 million, a decrease of $0.7 million from $2.4 million in the first quarter of 2010.

        Preclinical Services.    For the three months ended March 26, 2011, amortization of other intangibles for our PCS segment was $3.7 million, a decrease of $0.6 million from $4.3 million for the three months ended March 27, 2010.

        Operating Income.    Operating income for the quarter ended March 26, 2011 was $42.3 million, an increase of $12.1 million, or 39.9%, from $30.2 million for the quarter ended March 27, 2010. Operating income as a percentage of net sales for the three months ended March 26, 2011 was 14.8% compared to 10.3% for the three months ended March 27, 2010 due primarily to the impact of cost-savings actions partially offset by the impact of lower sales.

        Research Models and Services.    For the first quarter of 2011, operating income for our RMS segment was $51.7 million, an increase of $1.7 million, or 3.5%, from $50.0 million in 2010. Operating income as a percentage of net sales for the three months ended March 26, 2011 was 29.8%, compared to 29.0% for the three months ended March 27, 2010. The increase in operating income as a percentage of net sales was primarily due to cost-savings actions.

        Preclinical Services.    For the three months ended March 26, 2011, operating income for our PCS segment was $9.3 million, an increase of $8.9 million, or 2,069.2%, from $0.4 million for the three months ended March 27, 2010. Operating income as a percentage of net sales increased to 8.3% compared to 0.4% of net sales in 2010. The increase in operating income as a percentage of net sales was primarily due to cost-savings actions partially offset by lower sales.

        Unallocated Corporate Overhead.    For the three months ended March 26, 2011, operating loss from our Corporate segment was $18.8 million, a decrease of $1.4 million, or 7.0%, compared to a loss of $20.2 million in 2010. The decrease was due the impact of cost savings programs.

        Interest Expense.    Interest expense for the first quarter of 2011 was $10.0 million compared to $6.0 million in the first quarter of 2010. The increase was due primarily to increased borrowing and, fees and higher interest rates in connection with the amendment to the $900.0 million credit agreement.

        Interest Income.    Interest income for the first quarter of 2011 was $0.4 million, unchanged from the first quarter of 2010.

        Income Taxes.    Income tax expense for the three months ended March 26, 2011 was a benefit of $2.7 million, a decrease of $9.4 million compared to tax expense of $6.7 million for the three months ended March 27, 2010. Our effective tax rate was (8.3)% for the first quarter of 2011, compared to 28.0% for the first quarter of 2010. The change in the effective tax rate for the three months ended March 26, 2011 was primarily due to the recognition of an $11.1 million tax benefit from the tax loss on the disposition of the Company's Phase I clinical business and increased benefits from Canadian SR&ED credits.

        Net Income Attributable to Common Shareowners.    Net income attributable to common shareowners for the quarter ended March 26, 2011 was $31.3 million, an increase of $13.9 million, or 80.3%, from $17.4 million for the quarter ended March 27, 2010.

Liquidity and Capital Resources

        The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our condensed consolidated statements of cash flows.

        Our principal sources of liquidity have been our cash flow from operations, our marketable securities and our revolving line of credit arrangements.

        The $750.0 million credit agreement, which has a maturity date of August 26, 2015, provides for a $230.0 million U.S. term loan, a 133,763 Euro term loan and a $350,000 revolver. On February 24, 2011 we amended the $750.0 million credit agreement, now the $900.0 million credit agreement, primarily to provide for an incremental $150.0 million U.S. term loan and modify the leverage ratio. Under specified circumstances, we have the ability to increase the term loans and/or revolving line of credit by up to $250.0 million in the aggregate. Our obligations under the $900.0 million credit agreement are guaranteed by our material domestic subsidiaries and are secured by substantially all of our assets, including a pledge of 100% of the capital stock of our domestic subsidiaries (other than the capital stock of any domestic subsidiary that is treated as a disregarded entity for U.S. federal income tax purposes) and 65% of the capital stock of certain first-tier foreign subsidiaries and domestic disregarded entities, and mortgages on owned real property in the U.S. having a book value in excess of $10.0 million. The $400.0 million term loan facility matures in 20 quarterly installments with the last installment due June 30, 2015and the $150.0 million term loan facility matures in 18 quarterly installments with the last installment due June 30, 2015. The $350.0 million U.S. revolving facility matures on August 26, 2015 and requires no scheduled payment before that date. The $900.0 million credit agreement contains certain customary representations and warranties, affirmative covenants and events of default.

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

        Based on our leverage ratio, the margin range for base rate loans is 0.75% to 1.5% and the margin range for LIBOR based loans is 1.75% to 2.5%. As of March 26, 2011, the interest rate margin for base rate loans was 1.5% and for adjusted LIBOR loans was 2.5%. The book value of our term and revolving loans approximates fair value.

        We pledged the stock of certain subsidiaries as well as certain U.S. assets for our credit agreements. In addition, the credit agreement includes certain customary representations and warranties, events of default, notices of material adverse changes to our business and negative and affirmative covenants including the ratio of consolidated earnings before interest, taxes, depreciation and amortization less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 4.00 to 1 and will step down to 3.50 to 1 with respect to the second and third fiscal quarters ending in 2012 and will step down to 3.25 to 1 with respect to the fourth fiscal quarter ending in 2012 and for each fiscal quarter thereafter. As of March 26, 2011, we were compliant with all financial covenants specified in the credit agreement. We had $4.5 million outstanding under letters of credit as of March 26, 2011.

        In order to enable us to facilitate, on a more timely and cost efficient basis, the repurchase of a substantial number of our shares pursuant to our $750.0 million stock repurchase authorization approved, by our Board of Directors in 2010, we entered into agreements with a third party investment bank to implement an accelerated stock repurchase (ASR) program. We had entered into an ASR on August 26, 2010 to repurchase $300.0 million of common stock. Under that ASR, we paid $300.0 million on August 27, 2010 from cash on hand and available liquidity, including funds borrowed by us under our credit facility. We received 8,000,000 shares under the ASR during 2010. On February 11, 2011, we received the final 871,829 shares under the ASR, which were recorded at $32.5 million.

        Following completion of the $300.0 million ASR, we entered into another ASR on February 24, 2011 to repurchase $150.0 million of common stock. Under that ASR, we paid $150.0 million from cash on hand and available liquidity, including funds borrowed by us under our credit facility. The ASR program was recorded as two transactions allocated between the initial purchase of treasury stock and a forward contract indexed to our common stock. Upon signing the February 24, 2011 ASR we received the initial delivery of 3,759,398 shares which was recorded at $135.9 million, the market value at the date of the transaction and recorded $14.1 million as a forward contract indexed to our common stock. Receipt of the shares resulted in an immediate reduction of shares on our statement of financial position and in our EPS calculation. If the actual number of shares repurchased exceeds the number of shares initially delivered, we will receive a number of additional shares equal to such excess following conclusion of the calculation period. If the actual number of shares repurchased is less than the number of shares initially delivered, we will be required, at election, to either (1) deliver a number of shares approximately equal to the difference or (2) make a cash payment equal to the value of such shares, in either case following conclusion of the calculation period. Our banker has purchased and will continue to trade shares of our common stock in the open market over the life of the ASR. The treasury shares will result in an immediate reduction of shares on our statement of financial position and in our EPS calculation. While the ASR is in effect, we will generally not be permitted to repurchase our common stock in the open market.

        As of March 26, 2011, we had $25.8 million in marketable securities with $14.5 million in time deposits and $11.3 million in auction rate securities rated AAA by a major credit rating agency. Our auction rate securities are guaranteed by U.S. federal agencies. The current overall credit concerns in the capital markets as well as the failed auction status of these securities have impacted our ability to liquidate our auction rate securities. If the auctions for the securities we own continue to fail, the investment may not be readily convertible to cash until a future auction of these investments is successful. Based on our ability to access our cash and other short-term investments, our expected operating cash flows and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

        In 2006, we issued $350.0 million of 2.25% Convertible Senior Notes (the 2013 Notes) due in 2013. At March 26, 2011, the fair value of our outstanding 2013 Notes was approximately $366.2 million based on their quoted market value. During the first quarter of 2011, no conversion triggers were met.

        Cash and cash equivalents totaled $158.7 million at March 26, 2011, compared to $179.2 million at December 25, 2010.

        Net cash provided by operating activities for the three months ending March 26, 2011 and March 27, 2010 was $21.4 million and $27.9 million, respectively. The decrease in cash provided by operations was primarily due to tax payments and deferred revenue, partially offset by accounts receivable. The tax benefit related to the disposition of the Phase I clinical business, which increased net income in the first quarter of 2011, will be realized in cash in future quarters. Our days sales outstanding (DSO) increased to 49 days as of March 26, 2011 compared to 45 days as of December 25, 2010, and 46 days as of March 27, 2010. Our DSO includes deferred revenue as an offset to accounts receivable in the calculation. The increase in our DSO was primarily driven by slower collections and decreased deferred revenue. Our net cash provided by operating activities will be impacted by future timing of customer payments for products and services as evidenced in our DSO. A one-day increase or decrease in our DSO represents a change of approximately $3.0 million of cash provided by operating activities. Our allowance for doubtful accounts was $5.2 million as of March 26, 2011 compared to $4.8 million as of December 25, 2010 and $5.4 million as of March 27, 2010.

        Net cash provided by (used in) investing activities for the three months ending March 26, 2011 and March 27, 2010 was $(12.5) million and $34.2 million, respectively. Our capital expenditures during the first three months of 2010 were $6.8 million, of which $4.4 million was related to RMS and $2.4 million to PCS. For 2011, we project capital expenditures to be approximately $50.0 million. We anticipate that future capital expenditures will be funded by operating activities, marketable securities and existing credit facilities. During the first three months of 2011, we sold $3.6 million and $50.2 million of marketable securities, respectively.

        Net cash used in financing activities for the three months ending March 26, 2011 and March 27, 2010 was $29.3 million and $23.3 million, respectively. Proceeds from long-term debt were $150.6 million and $1.0 million for the three months ending March 26, 2011 and March 27, 2010, respectively. Payments on long-term debt and revolving credit agreements were $9.8 million and $22.7 million for the three months ending March 26, 2011 and March 27, 2010, respectively. During the first three months of 2011, we paid $174.5 million for treasury stock and shares of common stock acquired through our ASR compared to $2.9 million in 2010.

New Accounting Pronouncements

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

        In April 2010, the FASB issued an accounting standard update to provide guidance on defining a milestone in regards to revenue recognition, and for determining whether the milestone method of revenue recognition is appropriate. An entity can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all the criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The amendment was effective for us on December 26, 2010.

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

Interest Rate Risk

        We have entered into the $900.0 million credit agreement (amended and restated as of August 26, 2010 and further amended on February 24, 2011). Our primary interest rate exposure results from changes in LIBOR or the base rates which are used to determine the applicable interest rates under our term loans and revolving credit facility in the $900 million credit agreement.

        Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $8.9 million on a pre-tax basis. The book value of our debt approximates fair value.

        We issued $350.0 million of the 2013 Notes in a private placement in the second quarter of 2006. The Convertible 2013 Notes bear an interest rate of 2.25%. The fair market value of the outstanding notes was approximately $366.2 million on March 26, 2011 based on their quoted market value.

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

        During 2011 and 2010, we have utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on customer transactions and certain balance sheet items, including intracompany loans. The foreign currency contract outstanding as of March 26, 2011 is a non-designated hedge, and is marked to market with changes in fair value recorded to earnings.

Item 4.    Controls Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of March 26, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in Internal Controls

        There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 26, 2011 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 25, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. With the exception of the risk factor set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 25, 2010.

Our business operations in Japan may be negatively affected by disruptions following the recent crisis in Japan

        On March 11, 2011, an earthquake and tsunami occurred in Japan, causing severe damage to the region and resulting in a nuclear crisis at the Fukushima reactors and the surrounding region. We currently operate five RMS facilities in Japan, primarily focused on Research Models production and Research Model Services. Our site located most proximate to the epicenter of the earthquake suffered only minor damage to the facility structure, inventory and equipment, which we quickly remediated. The other four RMS Japan facilities were not damaged by the earthquake or the tsunami.

        Various evolving factors continue to influence our assessment of the consequential impact of these events on our business operations, including: internal customer decisions regarding the products and services we provide in Japan; the effect that these events have on our Japanese customers' financial condition and research and development spending programs; the frequency and severity of future rolling blackouts in Japan (particularly during periods of typical high energy usage) and the ability of our sites in Japan to access alternative or backup energy sources; and the environmental safety of the food, water and air within Japan. While we make efforts to mitigate these risks through a variety of methods, nonetheless it is impossible to completely eradicate such risks.

        As previously reported in our Form 10-K for fiscal year 2010, our 2010 sales to unaffiliated customers for Japan was approximately $74 million (representing 6.5% of our 2010 consolidated net sale). Presently, we believe that the aggregate impact to our business operations as a result of the events in Japan and potential consequential disruptions will not have a material effect on our future business, results of operations or financial condition. However, we cannot provide assurance that the eventual impact will not be greater than our expectations, particularly if we are adversely affected by customers ceasing or slowing their research and development spending on account of ongoing challenges in Japan, which would negatively affect their demand for our products and services, or if these disruptions adversely affect our ability to meet our customers' demands for products and services.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table provides information relating to our purchases of shares of our common stock during the quarter ended March 26, 2011.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (dollars in thousands)
December 26, 2010 to January 22, 2011	—	$—	—	$397,112
January 23, 2011 to February 19, 2011	1,251,056	$37.43	1,251,029	$382,800
February 20, 2011 to March 26, 2011	4,036,817	$36.17	3,959,398	$225,504

Total:	5,287,873		5,210,427

        The Board of Directors of the Company has authorized a share repurchase program, originally authorized on July 29, 2010, and subsequently amended on October 20, 2010, to acquire up to a total of $750.0 million of common stock. The program does not have a fixed expiration date.

        In order to enable us to facilitate, on a more timely and cost efficient basis, the repurchase of a substantial number of our shares pursuant to that stock repurchase authorization we entered into agreements with a third party investment bank to implement an accelerated stock repurchase (ASR) program. We entered into an ARS on February 24, 2011 to repurchase $150.0 million of common stock. Under the ASR, we paid $150.0 million from cash on hand and available liquidity, including funds borrowed by us under our $900 million credit facility. The ASR program was recorded as two transactions allocated between the initial purchase of treasury stock and a forward contract indexed to our common stock. Upon signing the February 24, 2011 ARS we received the initial delivery of 3,759,398 shares which was recorded at $135.9 million, the market value at the date of the transaction and recorded $14.1 million as a forward contract indexed to our common stock. If the actual number of shares repurchased exceeds the number of shares initially delivered, we will receive a number of additional shares equal to such excess following conclusion of the calculation period. If the actual number of shares repurchased is less than the number of shares initially delivered, we will be required, at election, to either (1) deliver a number of shares approximately equal to the difference or (2) make a cash payment equal to the value of such shares, in either case following conclusion of the calculation period. Our banker has purchased and will continue to trade shares of our common stock in the open market over the life of the ASR. The treasury shares will result in an immediate reduction of shares on our statement of financial position and in our EPS calculation. While the ASR is in effect, we will generally not be permitted to repurchase our common stock in the open market.

        We entered into an ARS on August 26, 2010 to repurchase $300.0 million of common stock. Under the ASR we paid $300.0 million on August 27, 2010 from cash on hand and available liquidity, including funds borrowed by us under our credit facility. We repurchased 8,000,000 shares under the ASR during 2010. On February 11, 2011, we received the final 871,829 shares under the ASR, which were recorded at $32.5 million. The remaining amount authorized and available for share repurchases of $225.5 million reflects the deduction of the full amount of the ASRs upon payment.

        In addition to shares repurchased under the ASRs, prior to entering into the ASR during the first quarter we repurchased 579,200 shares on the open market at a total cost of $21.6 million.

        Additionally, the Company's Incentive Plans permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, during the quarter ended March 26, 2011, the Company acquired 77,446 shares for $2.9 million as a result of such withholdings.

Item 6.    Exhibits

  (a)
  Exhibits.

10.1	Letter Agreement confirming Fixed Dollar Accelerated Share Repurchase Transaction between Charles River Laboratories International, Inc. and Morgan Stanley & Co. Incorporated dated February 24, 2011. Filed herewith.
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Filed herewith.
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Filed herewith.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Filed herewith.
101
The following materials from the Form 10-Q for the quarter ended March 26, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Changes in Equity and (v) Notes to Unaudited, Condensed Consolidated Interim Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
May 4, 2011	/s/ JAMES C. FOSTER James C. Foster Chairman, President and Chief Executive Officer
May 4, 2011	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer