Form 10-Q
period 2011-06-25
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2011-08-03
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2011
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

        As of July 15, 2011, there were 51,358,411 shares of the registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended June 25, 2011

Special Note on Factors Affecting Future Results

        This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. (Charles River) that are based on current expectations, estimates, forecasts, and projections about the industries in which Charles River operates and the beliefs and assumptions of our management. Words such as "expect," "anticipate," "target," "goal," "project," "intend," "plan," "believe," "seek," "estimate," "will," "likely," "may," "designed," "would," "future," "can," "could" and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on current expectations and beliefs of Charles River and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: the pursuit of our initiatives to optimize returns for stockholders, including efforts to improve our operating margins, improve free cash flow, invest in growth businesses and return value to shareholders; future demand for drug discovery and development products and services, including the outsourcing of these services and spending trends by our customers; our expectations regarding stock repurchases; present spending trends and other cost reduction activities by our customers; future actions by our management; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of our revenues; our cost structure; the impact of acquisitions and dispositions; our expectations with respect to sales growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure); changes in our expectations regarding future stock option, restricted stock, and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our cash flow and liquidity. In addition, these statements include the impact of economic and market conditions on our customers; the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis and the ability of Charles River to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 25, 2010 under the section entitled "Our Strategy," the section entitled "Risks Related to Our Business and Industry," the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

Part I. Financial Information

Item 1.    Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except per share amounts)

	Three Months Ended
	June 25, 2011	June 26, 2010
Net sales related to products	$122,741	$115,333
Net sales related to services	165,522	173,259

Total net sales	288,263	288,592
Costs and expenses
Cost of products sold	65,271	62,655
Cost of services provided	116,672	125,173
Selling, general and administrative	47,209	65,240
Amortization of intangibles	5,797	5,539

Operating income	53,314	29,985
Other income (expense)
Interest income	558	257
Interest expense	(10,659)	(7,104)
Other, net	(408)	(734)

Income from continuing operations before income taxes	42,805	22,404
Provision (benefit) for income taxes	8,649	7,170

Income from continuing operations, net of tax	34,156	15,234
Loss from discontinued operations, net of tax	(1,732)	(1,139)

Net income	32,424	14,095
Less: Net (income) loss attributable to noncontrolling interests	(106)	359

Net income attributable to common shareowners	$32,318	$14,454

Earnings (loss) per common share:
Basic:
Continuing operations	$0.67	$0.24
Discontinued operations	(0.03)	(0.02)
Net income attributable to common shareowners	$0.63	$0.22
Diluted:
Continuing operations	$0.66	$0.24
Discontinued operations	(0.03)	(0.02)
Net income attributable to common shareowners	$0.63	$0.22

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except per share amounts)

	Six Months Ended
	June 25, 2011	June 26, 2010
Net sales related to products	$244,137	$236,384
Net sales related to services	329,969	344,495

Total net sales	574,106	580,879
Costs and expenses
Cost of products sold	131,037	126,377
Cost of services provided	234,111	254,533
Selling, general and administrative	102,216	127,571
Amortization of intangibles	11,177	12,219

Operating income	95,565	60,179
Other income (expense)
Interest income	922	614
Interest expense	(20,675)	(13,112)
Other, net	(345)	(1,202)

Income from continuing operations before income taxes	75,467	46,479
Provision (benefit) for income taxes	5,934	13,907

Income from continuing operations, net of tax	69,533	32,572
Loss from discontinued operations, net of tax	(5,677)	(1,477)

Net income	63,856	31,095
Less: Net (income) loss attributable to noncontrolling interests	(203)	741

Net income attributable to common shareowners	$63,653	$31,836

Earnings (loss) per common share:
Basic:
Continuing operations	$1.32	$0.51
Discontinued operations	(0.11)	(0.02)
Net income attributable to common shareowners	$1.21	$0.49
Diluted:
Continuing operations	$1.30	$0.50
Discontinued operations	(0.11)	(0.02)
Net income attributable to common shareowners	$1.20	$0.48

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands, except per share amounts)

	June 25, 2011	December 25, 2010
Assets
Current assets
Cash and cash equivalents	$145,831	$179,160
Trade receivables, net	212,422	192,972
Inventories	100,533	100,297
Other current assets	89,466	80,465

Total current assets	548,252	552,894
Property, plant and equipment, net	743,450	752,657
Goodwill, net	202,429	198,438
Other intangibles, net	113,028	121,236
Deferred tax asset	41,962	45,003
Other assets	56,304	63,145

Total assets	$1,705,425	$1,733,373

Liabilities and Equity
Current liabilities
Current portion of long-term debt and capital leases	$57,994	$30,582
Accounts payable	33,092	30,627
Accrued compensation	53,580	48,918
Deferred revenue	59,045	66,905
Accrued liabilities	58,567	59,369
Other current liabilities	14,825	23,379

Total current liabilities	277,103	259,780
Long-term debt and capital leases	731,418	670,270
Other long-term liabilities	106,277	114,596

Total liabilities	1,114,798	1,044,646
Commitments and contingencies
Shareowners' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 78,357,166 issued and 51,448,460 shares outstanding at June 25, 2011 and 77,531,056 issued and 56,441,081 shares outstanding at December 25, 2010	783	775
Capital in excess of par value	2,043,011	1,996,874
Accumulated deficit	(511,509)	(575,162)
Treasury stock, at cost, 26,908,706 shares and 21,089,975 shares at June 25, 2011 and December 25, 2010, respectively	(982,323)	(768,699)
Accumulated other comprehensive income	39,128	33,635

Total shareowners' equity	589,090	687,423

Noncontrolling interests	1,537	1,304

Total equity	590,627	688,727

Total liabilities and equity	$1,705,425	$1,733,373

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Six Months Ended
	June 25, 2011	June 26, 2010
Cash flows relating to operating activities
Net income	$63,856	$31,095
Less: Loss from discontinued operations	(5,677)	(1,477)

Income from continuing operations	69,533	32,572
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	43,081	46,505
Non-cash compensation	11,348	14,616
Amortization of debt issuance costs and discounts	8,851	7,107
Other, net	3,973	3,740
Changes in assets and liabilities:
Trade receivables	(14,218)	(30,330)
Inventories	1,562	3,843
Other assets	759	(4,196)
Accounts payable	(397)	395
Accrued compensation	3,430	5,703
Deferred revenue	(8,882)	(10,118)
Accrued liabilities	(2,750)	10,331
Taxes payable and prepaid taxes	(24,274)	4,714
Other liabilities	(5,319)	(940)

Net cash provided by operating activities	86,697	83,942

Cash flows relating to investing activities
Capital expenditures	(13,450)	(17,725)
Purchases of investments	(15,334)	(17,503)
Proceeds from sale of investments	19,917	55,583
Other, net	988	339

Net cash provided by (used in) investing activities	(7,879)	20,694

Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	150,835	1,465
Payments on long-term debt, capital lease obligation and revolving credit agreement	(82,014)	(63,733)
Proceeds from exercises of stock options	12,713	2,644
Purchase of treasury stock and Accelerated Stock Repurchase Program	(191,109)	(2,965)
Other, net	(62)	(615)

Net cash used in financing activities	(109,637)	(63,204)

Discontinued operations
Net cash used in operating activities	(1,748)	(146)
Net cash provided by investing activities	—	2,794

Net cash provided by (used in) discontinued operations	(1,748)	2,648

Effect of exchange rate changes on cash and cash equivalents	(762)	(7,577)

Net change in cash and cash equivalents	(33,329)	36,503
Cash and cash equivalents, beginning of period	179,160	182,574

Cash and cash equivalents, end of period	$145,831	$219,077

Supplemental cash flow information
Capitalized interest	$148	$—

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

(dollars in thousands)

	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Treasury Stock	Noncontrolling Interest
Balance at December 25, 2010	$688,727	$(575,162)	$33,635	$775	$1,996,874	$(768,699)	$1,304
Components of comprehensive income, net of tax:
Net income	63,856	63,653	—	—	—	—	203
Foreign currency translation adjustment	5,321	—	5,291	—	—	—	30
Amortization of pension, net gain/loss and prior service cost	339	—	339	—	—	—	—
Unrealized loss on marketable securities	(137)	—	(137)	—	—	—	—

Total comprehensive income	$69,379	—	—	—	—	—	$233
Tax detriment associated with stock issued under employee compensation plans	(362)	—	—	—	(362)	—	—
Issuance of stock under employee compensation plans	16,533	—	—	8	16,525	—	—
Acquisition of treasury shares	(180,858)	—	—	—	32,766	(213,624)	—
Accelerated Stock Repurchase equity instrument	(14,140)	—	—	—	(14,140)	—	—
Stock-based compensation	11,348	—	—	—	11,348	—	—

Balance at June 25, 2011	$590,627	$(511,509)	$39,128	$783	$2,043,011	$(982,323)	$1,537

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

2. Restructuring and Contract Termination Costs

        We implemented headcount reductions to improve operating efficiency and profitability at various sites. As of June 25, 2011, we had accrued severance and retention costs related to these actions of $5,985 in our consolidated balance sheets, of which $3,347 was included in accrued compensation and $2,638 in other long-term liabilities on our consolidated balance sheet related to these actions.

        During the first six months of 2011, we recorded severance charges of $1,392 related primarily to further headcount reductions, of which $431 is included in cost of sales and $961 in selling, general and administrative expense. Additionally, we recorded impairment charges of $535 during the six months ended June 25, 2011.

	Six Months Ended
Severance and Retention Costs	June 25, 2011	June 26, 2010
Beginning balance	$10,658	$4,332
Expense	1,392	4,815
Payments/utilization	(6,065)	(3,614)

Ending balance	$5,985	$5,533

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Supplemental Balance Sheet Information

        The composition of trade receivables is as follows:

	June 25, 2011	December 25, 2010
Customer receivables	$182,678	$170,696
Unbilled revenue	34,081	27,095

Total	216,759	197,791
Less allowance for doubtful accounts	(4,337)	(4,819)

Net trade receivables	$212,422	$192,972

        The composition of inventories is as follows:

	June 25, 2011	December 25, 2010
Raw materials and supplies	$12,725	$13,153
Work in process	19,753	13,869
Finished products	68,055	73,275

Inventories	$100,533	$100,297

        The composition of other current assets is as follows:

	June 25, 2011	December 25, 2010
Prepaid assets	$25,206	$21,434
Deferred tax asset	23,293	31,251
Marketable securities	11,780	9,834
Prepaid income tax	28,686	13,856
Restricted cash	229	228
Current assets of discontinued businesses	272	3,862

Other current assets	$89,466	$80,465

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Supplemental Balance Sheet Information (Continued)

        The composition of net property, plant and equipment is as follows:

	June 25, 2011	December 25, 2010
Land	$40,758	$40,409
Buildings	703,123	694,342
Machinery and equipment	348,678	327,353
Leasehold improvements	28,218	26,772
Furniture and fixtures	10,586	10,473
Vehicles	5,580	5,456
Computer hardware and software	106,280	106,073
Construction in progress	43,595	45,465

Total	1,286,818	1,256,343
Less accumulated depreciation	(543,368)	(503,686)

Net property, plant and equipment	$743,450	$752,657

        Depreciation is calculated using a straight-line method based on estimated useful lives of the assets. Depreciation expense for the six months ended June 25, 2011 and June 26, 2010 was $31,904 and $34,286, respectively.

        The composition of other assets is as follows:

	June 25, 2011	December 25, 2010
Deferred financing costs	$10,668	$11,167
Cash surrender value of life insurance policies	22,892	31,054
Long-term marketable securities	11,239	11,377
Other assets	10,342	8,725
Long-term assets of discontinued businesses	1,163	822

Other assets	$56,304	$63,145

        The composition of other current liabilities is as follows:

	June 25, 2011	December 25, 2010
Accrued income taxes	$10,160	$18,372
Current deferred tax liability	1,115	963
Accrued interest and other	2,547	760
Current liabilities of discontinued businesses	1,003	3,284

Other current liabilities	$14,825	$23,379

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Supplemental Balance Sheet Information (Continued)

        The composition of other long-term liabilities is as follows:

	June 25, 2011	December 25, 2010
Deferred tax liability	$22,992	$30,050
Long-term pension liability	31,981	36,335
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	25,181	24,659
Other long-term liabilities	23,129	23,552
Long-term liabilities of discontinued businesses	2,994	—

Other long-term liabilities	$106,277	$114,596

4. Marketable Securities

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	June 25, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$11,780	$—	$—	$11,780
Auction rate securities	11,972	—	(733)	11,239

	$23,752	$—	$(733)	$23,019

	December 25, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$9,834	$—	$—	$9,834
Auction rate securities	11,974	—	(597)	11,377

	$21,808	$—	$(597)	$21,211

        As of June 25, 2011, we held $11,239 in auction rate securities which are variable rate debt instruments, which bear interest rates that reset approximately every 35 days. The auction rate securities owned were rated AAA by a major credit rating agency and are guaranteed by the Federal Family Education Loan Program (FFELP). The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

4. Marketable Securities (Continued)

        Maturities of debt securities were as follows:

	June 25, 2011		December 25, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$11,780	$11,780	$9,834	$9,834
Due after one year through five years	—	—	—	—
Due after ten years	11,972	11,239	11,974	11,377

	$23,752	$23,019	$21,808	$21,211

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

        On September 14, 2010, we entered into a fair market value hedge contract with a bank. The terms of this contract are for the bank to deliver 62,637 Canadian dollars, currently valued at $63,445, to us on August 25, 2011, and for us to deliver 46,940 Euro, currently valued at $66,537, to our bank on the same date. We have recorded a liability on our balance sheet of $3,092, based on current foreign exchange rates, to represent the amount that would be owed to the bank if the hedge were to be settled as of June 25, 2011. The hedge was terminated on June 28, 2011, and was settled for approximately $4,008.

        During the second quarter of 2011, we received life insurance proceeds of $9,500 related to a former officer. We recognized a tax exempt gain of $7,710 representing the difference between the life insurance proceeds and the cash surrender value.

        Based upon financial projections, during the second quarter of 2011, we adjusted the fair value of the contingent consideration attributable to the acquisition of the Systems Pathology Company, LLC (SPC) to $4,311.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

5. Fair Value (Continued)

        Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 25, 2011 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Time deposits	$—	$11,780	$—	$11,780
Auction rate securities	—	—	11,239	11,239
Fair value of life policies	—	17,384	—	17,384

Total assets	$—	$29,164	$11,239	$40,403

Contingent consideration	—	—	4,311	4,311
Hedge contract	—	3,092	—	3,092

Total liabilities	$—	$3,092	$4,311	$7,403

	Fair Value Measurements at December 25, 2010 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Time deposits	$—	$9,834	$—	$9,834
Auction rate securities	—	—	11,377	11,377
Fair value of life policies	—	25,609	—	25,609
Hedge contract	—	419	—	419

Total assets	$—	$35,862	$11,377	$47,239

Contingent consideration	—	—	5,365	5,365

Total liabilities	$—	$—	$5,365	$5,365

        Descriptions of the valuation methodologies used for assets and liabilities measured at fair value are as follows:

  •
  Time deposits—Valued at their ending balances, as reported by the financial institutions that hold our securities, which approximates fair value. These valuations are reviewed by management.

  •
  Auction rate securities—Valued at fair value by management in part utilizing an independent valuation reviewed by management which used pricing models and discounted cash flow methodologies incorporating assumptions that reflect the assumptions a marketplace participant would use at June 25, 2011.

  •
  Life policies—Valued at cash surrender value.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

5. Fair Value (Continued)

  •
  Contingent consideration—Consists of payments based on certain agreed upon revenue and technical milestones valued using the income approach. Key assumptions included a discount rate of 18% and probability adjustments ranging from 5% to 70%.

  •
  Hedge contract—Valued at fair value by management; valuations were based on calculations using foreign exchange rates at the financial statement date.

        The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 25, 2011 and June 26, 2010.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six months ended
Auction rate securities	June 25, 2011	June 26, 2010
Beginning balance	$11,377	$16,212
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in earnings (other expenses)	(1)	—
Included in other comprehensive income	(137)	333
Purchases, issuances and settlements	—	—

Ending balance	$11,239	$16,545

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six months ended
Contingent consideration	June 25, 2011	June 26, 2010
Beginning balance	$5,365	$9,300
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in (earnings) other expenses	(1,054)	400
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—

Ending balance	$4,311	$9,700

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

6. Goodwill and Other Intangible Assets

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	June 25, 2011			December 25, 2010
	Gross Carrying Amount	Accumulated Amortization & Impairment loss	Net Amount	Gross Carrying Amount	Accumulated Amortization & Impairment loss	Net Amount
Goodwill	$1,219,256	$(1,016,827)	$202,429	$1,216,196	$(1,017,758)	$198,438

Other intangible assets not subject to amortization:
Research models	3,132	—	3,132	3,438	—	3,438
PCS in process R&D	6,800	—	6,800	6,800	—	6,800
Other intangible assets subject to amortization:
Backlog	2,942	(2,215)	727	2,839	(2,109)	730
Customer relationships	300,089	(197,740)	102,349	301,175	(192,345)	108,830
Customer contracts	15,259	(15,259)	—	15,259	(15,259)	—
Trademarks and trade names	4,649	(4,629)	20	5,041	(4,614)	427
Standard operating procedures	657	(657)	—	657	(657)	—
Other identifiable intangible assets	4,300	(4,300)	—	5,428	(4,417)	1,011

Total other intangible assets	$337,828	$(224,800)	$113,028	$340,637	$(219,401)	$121,236

        The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

		Adjustments to Goodwill
	Balance at December 25, 2010	Acquisitions	Foreign Exchange/ Other	Balance at June 25, 2011
Research Models and Services
Gross carrying amount	$57,876	$—	$(576)	$57,300
Accumulated amortization	(4,768)	—	943	(3,825)
Preclinical Services
Gross carrying amount	1,158,320	—	3,636	1,161,956
Accumulated impairment loss	(1,005,000)	—	—	(1,005,000)
Accumulated amortization	(7,990)	—	(12)	(8,002)
Total
Gross carrying amount	$1,216,196	$—	$3,060	$1,219,256
Accumulated impairment loss	(1,005,000)	—	—	(1,005,000)
Accumulated amortization	(12,758)	—	931	(11,827)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Long-Term Debt

Long-Term Debt

        Long-term debt consists of the following:

	June 25, 2011	December 25, 2010
2.25% Senior convertible debentures:
Principal	$349,995	$349,995
Unamortized debt discount	(28,831)	(35,583)

Net carrying amount of senior convertible debentures	321,164	314,412
Term loan facilities	467,193	386,213
Revolving credit facility	—	—
Other debt, represents secured and unsecured promissory notes, interest rates ranging from 0% to 6.2% and 0% to 0.5% at June 25, 2011 and December 25, 2010, respectively, maturing between 2011 and 2012	979	127

Total debt	789,336	700,752
Capital leases	76	100

Total debt and capital leases	789,412	700,852
Less: current portion of long-term debt and capital leases	(57,994)	(30,582)

Long-term debt and capital leases	$731,418	$670,270

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

        Based on our leverage ratio, the margin range for base rate loans is 0.75% to 1.5% and the margin range for LIBOR based loans is 1.75% to 2.5%. As of June 25, 2011, the interest rate margin for base rate loans was 1.5% and for adjusted LIBOR loans was 2.5%. The book value of our term and revolving loans approximates fair value.

        We pledged the stock of certain subsidiaries as well as certain U.S. assets for our credit agreements. In addition, the credit agreement includes certain customary representations and warranties, events of default, notices of material adverse changes to our business and negative and affirmative covenants including the ratio of consolidated earnings before interest, taxes, depreciation and amortization less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 3.5 to 1.0 as well as the ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization for any period of four consecutive fiscal quarters, of no more than 4.00 to 1 and will step down to 3.50 to 1 with respect to the second and third fiscal quarters ending in 2012 and will step down to 3.25 to 1 with respect to the fourth fiscal quarter ending in 2012 and for each fiscal quarter thereafter. As of June 25, 2011, we were compliant with all financial covenants specified in the credit agreement. We had $4,475 outstanding under letters of credit as of June 25, 2011.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Long-Term Debt (Continued)

        At June 25, 2011, the fair value of our outstanding 2013 Notes was approximately $364,450 based on their quoted market value and no conversion triggers were met.

        As of June 25, 2011, $28,831 of debt discount remained and will be amortized over 8 quarters. As of June 25, 2011 and December 25, 2010, the equity component of our convertible debt was $88,492. Interest expense related to our convertible debt of $3,403 and $3,182 for the quarters ended June 25, 2011 and June 26, 2010, respectively, and for the six months ended June 25, 2011 and June 26, 2010 of $6,752 and $6,315, respectively, yielded an effective interest rate of 6.93% on the liability component. In addition, $1,969 and $3,937 of contractual interest expense was recognized on our convertible debt during the three and six months ended June 25, 2011 and $1,969 and $3,937 of contractual interest expense was recognized on our convertible debt during the three and six months ended June 26, 2010.

        Principal maturities of existing debt which excludes unamortized debt discount for the periods set forth in the table below are as follows:

Twelve months ending
June 2012	$57,994
June 2013	435,478
June 2014	85,454
June 2015	199,618
June 2016	39,699

Total	$818,243

        We have capital leases for equipment. These leases are capitalized using interest rates considered appropriate at the inception of each lease. Capital lease obligations amounted to $76 and $100 at June 25, 2011 and December 25, 2010, respectively.

8. Equity

Earnings per Share

        Basic earnings per share for the three and six months ended June 25, 2011 and June 26, 2010 were computed by dividing earnings available to common shareowners for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for the three and six months ended June 25, 2011 and June 26, 2010 has been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.

        Options to purchase 4,005,165 and 4,492,355 shares were outstanding in each of the three respective months ended June 25, 2011 and June 26, 2010, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase 4,028,815 and 4,492,840 shares were outstanding in each of the respective six months ended June 25, 2011 and June 26, 2010, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Equity (Continued)

        Basic weighted average shares outstanding for the three and six months ended June 25, 2011 and June 26, 2010 excluded the weighted average share impact of 718,089 and 979,511, respectively, of non-vested fixed restricted stock awards.

        The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Numerator:
Income (loss) from continuing operations for purposes of calculating earnings per share	$34,050	$15,593	$69,330	$33,313
Loss from discontinued businesses	$(1,732)	$(1,139)	$(5,677)	$(1,477)
Denominator:
Weighted average shares outstanding—Basic	50,991,731	65,289,617	52,464,839	65,381,634
Effect of dilutive securities:
2.25% senior convertible debentures	—	—	—	—
Stock options and contingently issued restricted stock	689,006	584,667	687,166	635,484
Warrants	—	—	—	—

Weighted average shares outstanding—Diluted	51,680,737	65,874,284	53,152,005	66,017,118

Basic earnings per share from continuing operations	$0.67	$0.24	$1.32	$0.51
Basic loss per share from discontinued operations	$(0.03)	$(0.02)	$(0.11)	$(0.02)
Diluted earnings per share from continuing operations	$0.66	$0.24	$1.30	$0.50
Diluted loss per share from discontinued operations	$(0.03)	$(0.02)	$(0.11)	$(0.02)

Treasury Shares and Accelerated Stock Repurchase Program (ASR)

        On October 20, 2010, our Board of Directors increased our stock repurchase authorization to $750,000. In order to enable us to facilitate, on a more timely and cost efficient basis, the repurchase of a substantial number of our shares pursuant to that stock repurchase authorization we entered into agreements with a third party investment bank to implement an accelerated stock repurchase (ASR) program. We entered into an ASR on February 24, 2011 to repurchase $150,000 of common stock. Under the ASR, we paid $150,000 from cash on hand and available liquidity, including funds borrowed by us under our credit facility. The ASR program was recorded as two transactions allocated between the initial purchase of treasury stock and a forward contract indexed to our common stock. Upon signing the February 24, 2011 ASR we received the initial delivery of 3,759,398 shares which was recorded at $135,860, the market value at the date of the transaction and recorded $14,140 as a

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Equity (Continued)

forward contract indexed to our common stock. On May16, 2011, we received the final 6,505 shares under the ASR, which were recorded at $257.

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

        Additionally, during the six months ended June 25, 2011, we repurchased 1,102,392 shares for $42,095 through open market repurchases made in reliance on Rules 10b-18 and 10b5-1, of the Securities Exchange Act of 1934, as amended

        Additionally, our 2000 Incentive Plan and 2007 Incentive Plan permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the three months ended June 25, 2011 and June 26, 2010, respectively, we acquired 1,161 shares for $45 and 1,904 shares for $70, as a result of such withholdings. During the six months ended June 25, 2011 and June 26, 2010, we acquired 78,607 shares for $2,903 and 78,626 shares for $2,965, respectively.

        The total number of shares repurchased during the six months ended June 25, 2011 and June 26, 2010 was as follows:

	Six Months Ended
	June 25, 2011	June 26, 2010
Number of shares of common stock repurchased	5,818,731	78,626
Total cost of repurchase	$213,624	$2,965

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Equity (Continued)

Changes in Equity

        A summary of the changes in equity for the six months ended June 25, 2011 and June 26, 2010 is provided below:

	Six Months Ended
	June 25, 2011			June 26, 2010
	Shareowners' Equity	Noncontrolling Interest	Total Equity	Shareowners' Equity	Noncontrolling Interest	Total Equity
Equity, beginning of the period	$687,423	$1,304	$688,727	$1,375,243	$(1,419)	$1,373,824
Components of comprehensive income, net of tax:
Net income	63,653	203	63,856	31,836	(741)	31,095
Foreign currency translation adjustment	5,291	30	5,321	(25,549)	(21)	(25,570)
Amortization of pension, net gain/loss and prior service cost	339	—	339	177	—	177
Unrealized loss on marketable securities	(137)	—	(137)	535	—	535

Total comprehensive income	69,146	233	69,379	6,999	(762)	6,237
Dividends paid noncontrolling interest	—	—	—	—	(270)	(270)
Tax detriment associated with stock issued under employee compensation plans	(362)	—	(362)	(140)	—	(140)
Issuance of stock under employee compensation plans	16,533	—	16,533	2,659	—	2,659
Acquisition of treasury shares	(180,858)	—	(180,858)	(2,965)	—	(2,965)
Acquisition of ASR equity instrument	(14,140)	—	(14,140)	—	—	—
Stock-based compensation	11,348	—	11,348	14,672	—	14,672

Equity, end of the period	$589,090	$1,537	$590,627	$1,396,468	$(2,451)	$1,394,017

9. Income Taxes

        The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Income before income taxes	$42,805	$22,404	$75,467	$46,479
Effective tax rate	20.2%	32.0%	7.9%	29.9%
Provision for income taxes	$8,649	$7,170	$5,934	$13,907

        Our overall effective tax rate was 20.2% in the second quarter of 2011 and 32.0% in the second quarter of 2010. The decrease of 11.8% was primarily attributable to the tax benefit recorded in the second quarter of 2011 resulting from the receipt of a $7,710 tax exempt gain on the settlement of a life insurance policy. Additionally, the effective tax rate in the second quarter of 2010 reflects the cost of changing the Company's indefinite reinvestment assertion with respect to approximately $27,000 of its non-U.S. earnings. The effective tax for the six months ended June 25, 2011 also reflects an $11,111

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Income Taxes (Continued)

tax benefit recorded in the first quarter of 2011 associated with a tax loss incurred with the disposition of the Company's Phase I clinical business.

        In accordance with Canadian Federal tax law, we claim Scientific Research and Experimental Development credits (SR&ED credits) on qualified research and development costs incurred by our preclinical service facility in Canada in the performance of projects for non-Canadian customers. Additionally, in accordance with the tax law of the United Kingdom, we claim enhanced deductions related to qualified research and development costs incurred by our preclinical service facility in Edinburgh, Scotland in the performance of certain customer contracts.

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

        During the second quarter of 2011, our unrecognized tax benefits recorded increased by $490 to $35,297 primarily due to ongoing evaluation of uncertain tax positions in the current period and foreign exchange movement. The amount of unrecognized tax benefits that would impact the effective tax rate favorably if recognized increased by $380 to $29,913, and the amount of accrued interest on unrecognized tax benefits decreased by $5 to $2,508 in the second quarter of 2011.

        We conduct business in a number of tax jurisdictions. As a result, we are subject to tax audits in jurisdictions including, but not limited to, the United States, the United Kingdom, Japan, France, Germany and Canada. With few exceptions, we are no longer subject to U.S. and international income tax examinations for years before 2003.

        We and certain of our subsidiaries are currently under audit by the German Tax Office and various state tax authorities. During the first quarter, we received a tax assessment from the German tax office. We do not agree with the assessment and filed an appeal during the quarter. As part of the appeal, we were required to pay the tax and interest assessed. We believe it is reasonably possible that the German audit will conclude within the next twelve months. We do not believe that resolution of this controversy will have a material impact on our financial position or results of operations.

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

        In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of the second quarter of 2011 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free. During the third quarter of 2011, we restructured our international operations in a tax-free manner to allow us more flexibility in accessing our offshore cash to fund needs outside the U.S.

10. Employee Benefits

        The following table provides the components of net periodic benefit cost for our defined benefit plans:

Pension Benefits

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Service cost	$755	$641	$1,521	$1,293
Interest cost	3,018	2,796	6,040	5,637
Expected return on plan assets	(3,418)	(3,078)	(6,806)	(6,208)
Amortization of prior service cost	(157)	(148)	(311)	(299)
Amortization of net loss (gain)	215	178	454	356

Net periodic benefit cost	$413	$389	$898	$779

Company contributions	$2,428	$1,801	$6,019	$3,623

Supplemental Retirement Benefits

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Service cost	$159	$149	$318	$298
Interest cost	300	335	600	670
Amortization of prior service cost	125	125	250	250
Amortization of net loss (gain)	53	38	106	76

Net periodic benefit cost	$637	$647	$1,274	$1,294

        For the fiscal year ended 2011, we expect to contribute a total of $10,667 to our plans.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

11. Stock-Based Compensation

        The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. The following table presents stock-based compensation included in our consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Stock-based compensation expense in:
Cost of sales	$1,700	$2,227	$3,378	$4,222
Selling and administration	3,730	5,485	7,970	10,346

Income before income taxes	5,430	7,712	11,348	14,568
Provision for income taxes	(1,940)	(2,804)	(4,058)	(5,281)

Net income attributable to common shareowners	$3,490	$4,908	$7,290	$9,287

        We did not capitalize any stock-based compensation related costs for the quarters or the six months ended June 25, 2011 and June 26, 2010.

        The fair value of stock-based awards granted during the first six months of 2011 and 2010 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Options Granted In:
	2011	2010
Expected life (in years)	4.2	4.5
Expected volatility	33.4%	34.0%
Risk-free interest rate	2.22%	2.35%
Expected dividend yield	0.0%	0.0%
Weighted-average grant date fair value	$11.35	$11.96

Stock Options

        The following table summarizes the stock option activity in the equity incentive plans for the six months ended June 25, 2011:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 25, 2010	6,594,313	$37.87
Options granted	947,910	$37.37
Options exercised	(591,777)	$27.93
Options canceled	(472,605)	$42.75

Options outstanding as of June 25, 2011	6,477,841	$38.34	4.09 years	$27,431

Options exercisable as of June 25, 2011	3,895,599	$40.60	3.04 years	$13,777

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

11. Stock-Based Compensation (Continued)

        As of June 25, 2011, the unrecognized compensation cost related to 2,407,941 unvested stock options expected to vest was $22,830. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 32 months.

        The total intrinsic value of options exercised during the three and six months ended June 25, 2011 was $4,583 and $6,711, respectively. The total intrinsic value of options exercised during the three and six months ended June 26, 2010 was $653 and $1,141, respectively. Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price. The total amount of cash received from the exercise of options during the six months ended June 25, 2011 and June 26, 2010 was $12,713 and $2,659, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $2,465 and $342 for the six months ending June 25, 2011 and June 26, 2010, respectively. A charge of $362 was recorded in capital in excess of par value in the first six months of 2011 for the excess of deferred tax assets over the actual tax benefits at option exercise. We settle employee stock option exercises with newly issued common shares.

Restricted Stock

        Stock compensation expense associated with restricted common stock is charged for the market value on the date of grant, less estimated forfeitures, and is amortized over the awards' vesting period on a straight-line basis.

        The following table summarizes the restricted stock activity from December 25, 2010 through June 25, 2011:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding December 25, 2010	777,740	$35.97
Granted	283,450	$37.29
Vested	(291,942)	$37.67
Canceled	(51,159)	$38.29

Outstanding June 25, 2011	718,089	$35.63

        As of June 25, 2011, the unrecognized compensation cost related to 672,490 shares of unvested restricted stock expected to vest was $21,783. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 31 months. The total fair value of restricted stock grants that vested during the three and six months ended June 25, 2011 was $861 and $10,997, respectively. The total fair value of restricted stock grants that vested during the three and six months ended June 26, 2010 was $890 and $9,994, respectively.

Performance Based Stock Award Program

        During the three months ending June 25, 2011 and June 26, 2010, compensation expense of $54 and $105, respectively, was recorded associated with performance based stock awards. During the six

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

11. Stock-Based Compensation (Continued)

months ended June 25, 2011 and June 26, 2010, compensation expense of $108 and $286, respectively, was recorded associated with these awards.

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

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Research Models and Services
Net sales	$178,163	$167,140	$351,534	$339,345
Gross margin	78,307	71,346	152,146	145,625
Operating income	55,691	47,258	107,433	97,242
Depreciation and amortization	9,318	8,811	18,587	18,532
Capital expenditures	4,010	6,245	8,413	11,205
Preclinical Services
Net sales	$110,100	$121,452	$222,572	$241,534
Gross margin	28,013	29,418	56,812	54,344
Operating income	7,875	6,509	17,181	6,938
Depreciation and amortization	12,498	14,114	24,494	27,973
Capital expenditures	2,650	2,187	5,037	6,520

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

13. Business Segment Information (Continued)

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Total segment operating income	$63,566	$53,767	$124,614	$104,180
Unallocated corporate overhead	(10,252)	(23,782)	(29,049)	(44,001)

Consolidated operating income	$53,314	$29,985	$95,565	$60,179

        Net sales for each significant service area are as follows:

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Research models	$90,190	$88,784	$183,590	$183,456
Research model services	55,422	51,807	107,397	102,961
Other products	32,551	26,549	60,547	52,928

Total research models	178,163	167,140	351,534	339,345
Total preclinical services	110,100	121,452	222,572	241,534

Total sales	$288,263	$288,592	$574,106	$580,879

        A summary of unallocated corporate overhead consists of the following:

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Stock-based compensation expense	$2,528	$3,578	$5,514	$6,615
U.S. retirement plans	1,055	639	2,112	1,657
Audit, tax and related expenses	505	486	1,260	1,199
Salary and bonus	4,642	4,267	9,335	9,299
Global IT	3,172	3,351	6,534	6,577
Employee health and fringe cost	675	(779)	2,314	976
Consulting and professional services	2,201	1,937	3,532	4,882
Depreciation	1,593	1,531	3,174	2,641
Transaction (acquisition/disposition) costs	174	7,280	314	7,397
Life insurance death benefit gain	(7,710)	—	(7,710)	—
Other general unallocated corporate expenses	1,417	1,492	2,670	2,758

	$10,252	$23,782	$29,049	$44,001

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

14. Discontinued Operations

        On March 28, 2011, we disposed of our Phase I clinical business for a nominal amount. As part of the disposal we remained the guarantor of the monthly lease payments for the Phase I facility lease. We recognized, during the second quarter of 2011, the value of the guarantee net of the buyer's related indemnity, which amounted to $2,994. The facility lease runs through January 2021 with payments totaling $15,800. For the three and six months ended June 25, 2011, the discontinued businesses recorded a pretax loss from operations of $2,951 and $8,153, respectively.

        The consolidated financial statements have been reclassified to segregate, as discontinued operations, the assets and liabilities, operating results and cash flows, of the businesses being discontinued for all periods presented. Operating results from discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Net sales	$10	$3,512	$2,122	$8,570
Loss from operations of discontinued businesses, before income taxes	(2,951)	(1,779)	(8,153)	(2,373)
Benefit from income taxes	(1,219)	(640)	(2,476)	(896)

Loss from operations of discontinued businesses, net of taxes	$(1,732)	$(1,139)	$(5,677)	$(1,477)

        Assets and liabilities of discontinued operations at June 25, 2011 and December 25, 2010 consisted of the following:

	June 25, 2011	December 25, 2010
Current assets	$272	$3,862
Long-term assets	1,163	822

Total assets	$1,435	$4,684

Current liabilities	$1,003	$3,284
Long-term liabilities	2,994	—

Total liabilities	$3,997	$3,284

        Current assets included accounts receivable, prepaid income taxes and deferred tax assets. Non-current assets included long-term deferred tax assets. Current liabilities consisted of accounts payable, deferred income and accrued expenses. Long-term liabilities consisted of a lease commitment.

15. Subsequent Events

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

        The market for our goods and services appears to be stabilizing but we are uncertain as to when the unfavorable market factors, which continue to negatively impact our results of operations, will abate. These market factors include: measured research and development spending by major pharmaceutical and biotechnology companies due to the impact of the slower economy and a goal of reducing the cost of drug development; impact from consolidations in the pharmaceutical and biotechnology industry; patent expirations; delays in customer decisions and commitments; tight cost constraints by our customers and recognition of excess preclinical capacity within our industry which has resulted in pricing pressure; a focus on late-stage clinical testing as customers accelerate their efforts to bring drugs to market in the face of expiration of patents on branded drugs; and the impact of healthcare reform initiatives. All of these ongoing factors continue to contribute to demand uncertainty and impact sales in 2011.

        We continue to anticipate that future demand, particularly for preclinical services, will begin to ramp up as our customers reinvigorate their early-stage drug development pipelines, focus on outsourcing of services to improve the effectiveness and cost efficiency of their drug development efforts, and reduce their internal capacity through closure of underutilized facilities. We believe that increased focus on strategic outsourcing by our customers should result in the expansion of strategic relationships with a reduced and limited number of partners, which will drive demand for our services. We believe that the long-term drivers for our business as a whole will primarily emerge from our customers' continued demand for research models and services and regulatory compliant preclinical services, which are essential to the drug development process. However, presently it is challenging to predict the timing associated with these drivers.

        Currently we are intensifying our focus on our four key initiatives designed to allow us to drive profitable growth and to maximize value for shareholders, and thus better position ourselves to operate successfully in the current and future business environment. These four initiatives are:

  •
  Improving the consolidated operating margin.  We expect to generate improving operating margins by continuing to aggressively manage our cost structure and drive operating efficiencies as well as depending on the strength of recovery in demand for preclinical services. We have already implemented significant actions to reduce costs during the last two years to manage challenging industry-wide preclinical market conditions. These actions have been the primary drivers of our margin increase so far in 2011.

  •
  Improving free cash flow generation.  We currently believe we have adequate capacity to support revenue growth in both business segments without significant additional investment for expansion. Improved operating margins, elimination of operating losses with the sale our Phase I clinical business early in the second quarter of 2011, our planned closure of PCS China which will be complete in the third quarter of 2011, and minimal requirements for capital expansion should contribute to strong cash flow generation.

  •
  Disciplined investment in growth businesses.  We continue to maintain a disciplined focus on deployment of capital, investing in those areas of our existing business which will generate the greatest sales growth and profitability, such as GEMS, Discovery Services, In Vitro products and Biopharmaceutical Services.

  •
  Returning value to shareholders.  Repurchasing our stock is intended to drive immediate shareholder value and earnings per share accretion. We continued a substantial stock repurchase program, including another Accelerated Stock Repurchase Program in February and we currently continue to purchase share under a 10b5-1 compliant Stock Repurchase Plan established in the second quarter. During 2011, we have repurchased 5.8 million shares. As of June 25, 2011, we had $205.0 million remaining on our $750.0 million stock repurchase authorization.

        Total net sales during the second quarter of 2011 were $288.3 million, a decrease of 0.1% over the same period last year. The sales decrease was primarily the result of lower demand for PCS services due to reduced biopharmaceutical spending. The effect of foreign currency translation increased sales by 4.3%. Our gross margin increased to 36.9% of net sales, compared to 34.9% of net sales for the second quarter of 2010, due primarily to the impact of managing of our cost structure. Our operating income for the second quarter of 2011 was $53.3 million compared to $30.0 million for the second quarter of 2010, due to increased gross margin, a life insurance gain of $7.7 million and prior year cost associated with the evaluation of acquisitions of $7.3 million. The operating margin was 18.5% for the second quarter of 2011, compared to 10.4% for the second quarter of 2010.

        Our net income attributable to common shareholders was $32.3 million for the three months ended June 25, 2011, compared to $14.5 million for the three months ended June 26, 2010. The increase was primarily due to increased operating earnings and favorable effective tax rate. Diluted earnings per share for the second quarter of 2011 were $0.63, compared to $0.22 for the second quarter of 2010.

        Total net sales during the six months ended June 25, 2011 were $574.1 million, a decrease of 1.2% over the same period last year. The sales decrease was due primarily to lower demand for Preclinical Services (PCS) partially offset by increased sales for Research Models and Services (RMS). The effect of foreign currency translation had a positive impact on sales growth of 2.5%. Our gross margin increased to 36.4% of net sales for the six months ended June 25, 2011, compared to 34.4% of net sales for the first six months of 2010, due primarily to the impact of our cost-savings programs. Our operating income for the six months ended June 25, 2011 was $95.6 million compared to $60.2 million for the six months ended June 26, 2010, an increase of 58.8% due to increased gross margin, a life insurance gain and prior year cost associated with the evaluation of acquisitions. Our operating margin was 16.6% for the six months ended June 25, 2011 compared to 10.4% for the prior year.

        Net income attributable to common shareholders was $63.7 million for the six months ended June 25, 2011 compared to $31.8 million for the six months ended June 26, 2010. Diluted earnings per share from continuing operations for the first six months of 2011 were $1.20 compared to $0.48 for the first six months of 2010.

        We report two segments: RMS and PCS, which reflects the manner in which our operating units are managed.

        Our RMS segment, which represented 61.8% of net sales in the second quarter of 2011, includes three categories; production of research models, research model services, and other products. Research model services include four business units; genetically engineered models and services (GEMS), research animal diagnostics (RADS), discovery services (DS), and consulting and staffing services (CSS). Other products include vaccine support and In Vitro products. Net sales for this segment increased 6.6% compared to the second quarter of 2010, due primarily to favorable foreign currency translation of 5.3%. The gross margin percentage increased to 44.0% from 42.7% primarily due to cost-savings. The operating margin percentage increased to 31.3% from 28.3% due primarily to the impact of managing of our cost structure.

        Sales on a year to date basis for our RMS business segment increased 3.6% compared to the first six months of 2010 due primarily to favorable foreign currency translation of 3.0%. Operating income on a year to date basis was $107.4 million compared to $97.2 million, an increase of $10.2 million, or 10.5%, from the same period last year. Operating income for the first six months as a percent of net sales increased to 30.6% compared to 28.7% for the same period last year.

        Our PCS segment, which represented 38.2% of net sales in the second quarter of 2011, includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical, bioanalysis, pharmacokinetics and drug metabolism services. Sales for this segment decreased 9.3% compared to the second quarter of 2010. The sales decrease was driven by reduced biopharmaceutical spending, which resulted in lower demand for our services, offset by favorable foreign currency translation of 2.9%. We experienced increases in both the PCS gross and operating margin percentages (to 25.4% from 24.2% and to 7.2% from 5.4%, respectively), mainly as a result of the impact of managing of our cost structure.

        Sales on a year to date basis for our PCS business segment, which included favorable foreign currency translation of 1.9%, decreased 7.9% compared to the first six months of 2010. Operating income for PCS on a year to date basis was $17.2 million compared to $6.9 million, an increase of $10.3 million, from the same period last year. Operating income for the first six months as a percent of net sales increased to 7.7% compared to 2.9% for the same period last year.

        Our unallocated corporate headquarters costs decreased to $10.3 million in the second quarter of 2011, from $23.8 million in the second quarter of 2010, due to the impact of a life insurance gain of $7.7 million and prior year costs associated with the evaluation of acquisitions of $7.3 million.

Three Months Ended June 25, 2011 Compared to Three Months Ended June 26, 2010

        Net Sales.    Net sales for the three months ended June 25, 2011 were $288.3 million, a decrease of $0.3 million, or 0.1%, from $288.6 million for the three months ended June 26, 2010.

        Research Models and Services.    For the three months ended June 25, 2011, net sales for our RMS segment were $178.2 million, an increase of $11.1 million, or 6.6%, from $167.1 million for the three months ended June 26, 2010, due primarily to favorable foreign currency translation of 5.3%.

        Preclinical Services.    For the three months ended June 25, 2011, net sales for our PCS segment were $110.1 million, a decrease of $11.4 million, or 9.3%, from $121.5 million for the three months ended June 26, 2010. The decrease in PCS sales was primarily due to lower demand for preclinical services, partially offset by favorable foreign currency translation which increased our net sales by 2.9%.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided during the second quarter of 2011 was $181.9 million, a decrease of $5.9 million, or 3.1%, from $187.8 million during the second quarter of 2010. Cost of products sold and services provided during the three months ended June 25, 2011 was 63.1% of net sales, compared to 65.1% during the three months ended June 26, 2010.

        Research Models and Services.    Cost of products sold and services provided for RMS during the second quarter of 2011 was $99.9 million, an increase of $4.1 million, or 4.2%, compared to $95.8 million in 2010. Cost of products sold and services provided for the three months ended June 25, 2011 decreased to 56.0% of net sales compared to 57.3% of net sales for the three months ended June 26, 2010. The decrease in cost as a percentage of sales was due primarily to the impact of our cost-savings programs.

        Preclinical Services.    Cost of services provided for the PCS segment during the second quarter of 2011 was $82.1 million, a decrease of $9.9 million, or 10.8%, compared to $92.0 million in 2010. Cost of services provided as a percentage of net sales was 74.6% during the three months ended June 25, 2011, compared to 75.8% for the three months ended June 26, 2010. The decrease in cost of services provided as a percentage of net sales was primarily due to a cost-savings actions, partially offset by the continued impact of lower sales.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended June 25, 2011 were $47.2 million, a decrease of $18.0 million, or 27.6%, from $65.2 million for the three months ended June 26, 2010. Selling, general and administrative expenses during the second quarter of 2011 were 16.4% of net sales compared to 22.6% of net sales during the second quarter of 2010.

        Research Models and Services.    Selling, general and administrative expenses for RMS for the second quarter of 2011 were $20.9 million, a decrease of $1.9 million, or 8.1%, compared to $22.8 million in 2010. Selling, general and administrative expenses decreased as a percentage of sales to 11.7% for the three months ended June 25, 2011 from 13.6% for the three months ended June 26, 2010. The decrease in selling, general and administrative expenses as a percent of sales was primarily due to cost-savings actions and tight expense control.

        Preclinical Services.    Selling, general and administrative expenses for the PCS segment during the second quarter of 2011 were $16.0 million, a decrease of $2.7 million, or 14.2%, compared to $18.7 million during the second quarter of 2010. Selling, general and administrative expenses for the three months ended June 25, 2011 decreased to 14.6% of net sales, compared to 15.4% of net sales for the three months ended June 26, 2010 due mainly to cost-savings actions and tight expense control.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various costs primarily associated with activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions was $10.3 million during the three months ended June 25, 2011, compared to $23.8 million during the three months ended June 26, 2010. The decrease was due to a life insurance gain of $7.7 million and prior year costs related to the evaluation of a proposed acquisition of $7.3 million.

        Amortization of Other Intangibles.    Amortization of other intangibles for the three months ended June 25, 2011 was $5.8 million, an increase of $0.3 million from $5.5 million for the three months ended June 26, 2010. Amortization expense increased as a percentage of sales to 2.0% for the three months ended June 25, 2011 from 1.9% for the three months ended June 26, 2010.

        Research Models and Services.    In the second quarter of 2011, amortization of other intangibles for our RMS segment was $1.7 million, an increase of $0.4 million from $1.3 million in the second quarter of 2010.

        Preclinical Services.    For the three months ended June 25, 2011, amortization of other intangibles for our PCS segment was $4.1 million, a decrease of $0.1 million from $4.2 million for the three months ended June 26, 2010.

        Operating Income.    Operating income for the quarter ended June 25, 2011 was $53.3 million, an increase of $23.3 million, or 77.8%, from $30.0 million for the quarter ended June 26, 2010. Operating income as a percentage of net sales for the three months ended June 25, 2011 was 18.5% compared to 10.4% for the three months ended June 26, 2010 due primarily to the impact of cost-savings actions partially offset by the impact of lower sales.

        Research Models and Services.    For the second quarter of 2011, operating income for our RMS segment was $55.7 million, an increase of $8.4 million, or 17.8%, from $47.3 million in 2010. Operating income as a percentage of net sales for the three months ended June 25, 2011 was 31.3%, compared to 28.3% for the three months ended June 26, 2010. The increase in operating income as a percentage of net sales was primarily due to cost-savings actions.

        Preclinical Services.    For the three months ended June 25, 2011, operating income for our PCS segment was $7.9 million, an increase of $1.4 million, or 21.0%, from $6.5 million for the three months ended June 26, 2010. Operating income as a percentage of net sales increased to 7.2% compared to 5.4% of net sales in 2010. The increase in operating income as a percentage of net sales was primarily due to cost-savings actions partially offset by lower sales.

        Unallocated Corporate Overhead.    For the three months ended June 25, 2011, operating loss from our Corporate segment was $10.3 million, a decrease of $13.5 million, or 56.9%, compared to a loss of $23.8 million in 2010. The decrease was due to a life insurance gain of $7.7 million and prior year costs associated with the evaluation of a proposed acquisition of $7.3 million.

        Interest Expense.    Interest expense for the second quarter of 2011 was $10.7 million, compared to $7.1 million in the second quarter of 2010. The increase was due primarily to increased borrowing.

        Interest Income.    Interest income for the second quarter of 2011 was $0.5 million, compared to $0.2 million for the second quarter of 2010.

        Income Taxes.    Income tax expense for the three months ended June 25, 2011 was $8.6 million, an increase of $1.4 million compared to $7.2 million for the three months ended June 26, 2010. Our effective tax rate was 20.2% in the second quarter of 2011 compared to 32.0% in the second quarter of 2010. The decrease of 11.8% in the effective tax rate for the three months ended June 25, 2011 was primarily attributable to the tax benefit recorded in the second quarter of 2011 resulting from the receipt of a $7.7 million tax exempt gain on the settlement of a life insurance policy. Additionally, the effective tax rate in the second quarter of 2010 reflects costs accrued to repatriate $27.0 million of non-U.S. earnings that were previously considered to be indefinitely reinvested.

        Net Income Attributable to Common Shareowners.    Net income attributable to common shareowners for the quarter ended June 25, 2011 was $32.3 million, an increase of $17.8 million, or 123.6%, from $14.5 million for the quarter ended June 26, 2010.

Six Months Ended June 25, 2011 Compared to Six Months Ended June 26, 2010

        Net Sales.    Net sales for the six months ended June 25, 2011 were $574.1 million, a decrease of $6.8 million, or 1.2%, from $580.9 million for the six months ended June 26, 2010.

        Research Models and Services.    For the six months ended June 25, 2011, net sales for our RMS segment were $351.5 million, an increase of $12.2 million, or 3.6%, from $339.3 million for the six months ended June 26, 2010. Favorable foreign currency translation increased sales growth by approximately 3.0%.

        Preclinical Services.    For the six months ended June 25, 2011, net sales for our PCS segment were $222.6 million, a decrease of $18.9 million, or 7.9%, compared to $241.5 million for the six months ended June 26, 2010. The decrease in PCS sales was primarily due to reduced biopharmaceutical spending. Favorable foreign currency increased sales growth by 1.9%.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the six months ended June 25, 2011 was $365.1 million, a decrease of $15.8 million, or 4.1%, from $380.9 million for the six months ended June 26, 2010. Cost of products sold and services provided for the six months ended June 25, 2011 was 63.6% of net sales, compared to 65.6% for the six months ended June 26, 2010.

        Research Models and Services.    Cost of products sold and services provided for RMS for the six months ended June 25, 2011 was $199.4 million, an increase of $5.7 million, or 2.9%, compared to $193.7 million for the six months ended June 26, 2010. Cost of products sold and services provided as a percentage of net sales for the six months ended June 25, 2011 was 56.7% compared to the six months ended June 26, 2010 at 57.1% of net sales. The decrease in cost as a percentage of sales was due primarily to the impact of our cost-savings programs.

        Preclinical Services.    Cost of services provided for the PCS segment for the six months ended June 25, 2011 was $165.8 million, a decrease of $21.4 million, or 11.4%, compared to $187.2 million for the six months ended June 26, 2010. Cost of services provided as a percentage of net sales was 74.5% for the six months ended June 25, 2011, compared to 77.5% for the six months ended June 26, 2010. The decrease in cost of products sold and services provided as a percentage of net sales was primarily due to the impact of our cost-savings programs partially offset by lower sales.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the six months ended June 25, 2011 were $102.2 million, a decrease of $25.4 million, or 19.9%, from $127.6 million for the six months ended June 26, 2010. Selling, general and administrative expenses for the six months ended June 25, 2011 were 17.8% of net sales compared to 22.0% of net sales for the six months ended June 26, 2010. The decrease in selling, general and administrative expenses as a percent of sales was primarily due to the cost saving actions.

        Research Models and Services.    Selling, general and administrative expenses for RMS for the six months ended June 25, 2011 were $41.3 million, a decrease of $3.4 million, or 7.5%, compared to $44.7 million for the six months ended June 26, 2010. Selling, general and administrative expenses decreased as a percentage of sales to 11.8% for the six months ended June 25, 2011 from 13.2% for the six months ended June 26, 2010. The decrease in selling, general and administrative expenses as a percent of sales was due primarily to the impact of our cost-savings programs.

        Preclinical Services.    Selling, general and administrative expenses for the PCS segment for the six months ended June 25, 2011 were $31.8 million, a decrease of $7.1 million, or 18.1%, compared to $38.9 million for the six months ended June 26, 2010. Selling, general and administrative expenses for the six months ended June 25, 2011 decreased to 14.3% of net sales compared 16.1% for the six months ended June 26, 2010, due primarily to the impact of our cost-savings programs.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various costs primarily related to activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions was $29.0 million for the six months ended June 25, 2011, compared to $44.0 million for the six months ended June 26, 2010. The decrease in unallocated corporate overhead during the first half of 2011 was due primarily to a life insurance gain of $7.7 million and prior year costs related to the evaluation of a proposed acquisition of $7.4 million.

        Amortization of Other Intangibles.    Amortization of other intangibles for the six months ended June 25, 2011 was $11.2 million, a decrease of $1.0 million, from $12.2 million for the six months ended June 26, 2010.

        Research Models and Services.    For the six months of 2011, amortization of other intangibles for our RMS segment was $3.4 million, a decrease of $0.3 million from $3.7 million for the six months ended June 26, 2010. Amortization expense decreased as a percentage of sales to 1.0% for the six months ended June 25, 2011 from 1.1% for the six months ended June 26, 2010.

        Preclinical Services.    For the six months ended June 25, 2011, amortization of other intangibles for our PCS segment was $7.8 million, a decrease of $0.7 million from $8.5 million for the six months ended June 26, 2010.

        Operating Income.    Operating income for the six months ended June 25, 2011 was $95.6 million, an increase of $35.4 million, or 58.8%, from $60.2 million for the six months ended June 26, 2010. Operating income for the six months ended June 25, 2011 was 16.6% of net sales, compared to 10.4% of net sales for the six months ended June 26, 2010.

        Research Models and Services.    For the six months ended June 25, 2011, operating income for our RMS segment was $107.4 million, an increase of $10.2 million, or 10.5%, from $97.2 million for the six months ended June 26, 2010. Operating income as a percentage of net sales for the six months ended June 25, 2011 was 30.6%, compared to 28.7% for the six months ended June 26, 2010. The increase in operating income as a percentage of sales was due primarily to the impact of our cost-savings programs.

        Preclinical Services.    For the six months ended June 25, 2011, operating income for our PCS segment was $17.2 million, an increase of $10.3 million, or 147.6%, from $6.9 million for the six months ended June 26, 2010. Operating income as a percentage of net sales for the six months ended June 25, 2011 increased to 7.7%, compared to 2.9% of net sales for the six months ended June 26, 2010. The increase in operating income as a percentage of net sales was primarily due to the impact of our cost-savings programs.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various costs primarily related to activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions was $29.0 million for the six months ended June 25, 2011, compared to $44.0 million for the six months ended June 26, 2010. The decrease in unallocated corporate overhead during the first half of 2011 was due primarily to a life insurance gain of $7.7 million and prior year costs associated with the evaluation of a proposed acquisition of $7.4 million.

        Interest Expense.    Interest expense for the six months ended June 25, 2011 was $20.7 million, compared to $13.1 million for the six months ended June 26, 2010. The increase was due to increased borrowings and higher interest rates.

        Interest Income.    Interest income for the six months ended June 25, 2011 was $0.9 million, compared to $0.6 million for the six months ended June 26, 2010.

        Income Taxes.    Income tax expense for the six months ended June 25, 2011 was $5.9 million, a decrease of $8.0 million compared to $13.9 million for the six months ended June 26, 2010. Our effective tax rate was 7.9% for the six months ended June 25, 2011 compared to 29.9% for the six months ended June 26, 2010. The decrease in the effective tax rate for the six months ended June 25, 2011 was primarily due to an $11.1 million tax benefit recorded in the first quarter of 2011 associated with a tax loss incurred with the disposition of the Company's Phase I clinical business and the receipt of a $7.7 million tax exempt gain on the settlement of a life insurance policy recorded in the second quarter of 2011. Additionally, the effective tax rate in the second quarter of 2010 reflects costs accrued in the first six months of 2010 to repatriate approximately $27.0 million of non-U.S. earnings previously considered to be indefinitely reinvested.

        Net Income attributable to common shareowners.    Net income attributable to common shareowners for the six months ended June 25, 2011 was $63.7 million, compared to the six months ended June 26, 2010 of $31.8 million.

Liquidity and Capital Resources

        The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our condensed consolidated statements of cash flows.

        Our principal sources of liquidity have been our cash flow from operations, our marketable securities and our revolving line of credit arrangements.

        The $750.0 million credit agreement, which has a maturity date of August 26, 2015, provides for a $230.0 million U.S. term loan, a 133,763 Euro term loan and a $350.0 million revolver. On February 24, 2011, we amended the $750.0 million credit agreement, now the $900.0 million credit agreement, primarily to provide for an incremental $150.0 million U.S. term loan and modify the leverage ratio. Under specified circumstances, we have the ability to increase the term loans and/or revolving line of credit by up to $250.0 million in the aggregate. Our obligations under the $900.0 million credit agreement are guaranteed by our material domestic subsidiaries and are secured by substantially all of our assets, including a pledge of 100% of the capital stock of our domestic subsidiaries (other than the capital stock of any domestic subsidiary that is treated as a disregarded entity for U.S. federal income tax purposes) and 65% of the capital stock of certain first-tier foreign subsidiaries and domestic disregarded entities, and mortgages on owned real property in the U.S. having a book value in excess of $10.0 million. The $400.0 million term loan facility matures in 20 quarterly installments with the last installment due June 30, 2015 and the $150.0 million term loan facility matures in 18 quarterly installments with the last installment due June 30, 2015. The $350.0 million U.S. revolving facility matures on August 26, 2015 and requires no scheduled payment before that date. The $900.0 million credit agreement contains certain customary representations and warranties, affirmative covenants and events of default.

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

        Based on our leverage ratio, the margin range for base rate loans is 0.75% to 1.5% and the margin range for LIBOR based loans is 1.75% to 2.5%. As of June 25, 2011, the interest rate margin for base rate loans was 1.5% and for adjusted LIBOR loans was 2.5%. The book value of our term and revolving loans approximates fair value.

        We pledged the stock of certain subsidiaries as well as certain U.S. assets for our credit agreements. In addition, the credit agreement includes certain customary representations and warranties, events of default, notices of material adverse changes to our business and negative and affirmative covenants including the ratio of consolidated earnings before interest, taxes, depreciation and amortization less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 4.00 to 1 and will step down to 3.50 to 1 with respect to the second and third fiscal quarters ending in 2012 and will step down to 3.25 to 1 with respect to the fourth fiscal quarter ending in 2012 and for each fiscal quarter thereafter. As of June 25, 2011, we were compliant with all financial covenants specified in the credit agreement. We had $4.5 million outstanding under letters of credit as of June 25, 2011.

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

        Following completion of the $300.0 million ASR, we entered into another ASR on February 24, 2011 to repurchase $150.0 million of common stock. Under that ASR, we paid $150.0 million from cash on hand and available liquidity, including funds borrowed by us under our credit facility. The ASR program was recorded as two transactions allocated between the initial purchase of treasury stock and a forward contract indexed to our common stock. Upon signing the February 24, 2011 ASR we received the initial delivery of 3,759,398 shares which was recorded at $135.9 million, the market value at the date of the transaction and recorded $14.1 million as a forward contract indexed to our common stock. Receipt of the shares resulted in an immediate reduction of shares on our statement of financial position and in our EPS calculation. On May16, 2011, we received the final 6,505 shares under the ASR, which were recorded at $0.3 million.

        Additionally, during the six months ended June 25, 2011, we repurchased $42.1 million through open market repurchases made in reliance on Rules 10b-18 and 10b5-1, of the Securities Exchange Act of 1934, as amended.

        As of June 25, 2011, we had $23.0 million in marketable securities with $11.8 million in time deposits and $11.2 million in auction rate securities rated AAA by a major credit rating agency. Our auction rate securities are guaranteed by U.S. federal agencies. The current overall credit concerns in the capital markets as well as the failed auction status of these securities have impacted our ability to liquidate our auction rate securities. If the auctions for the securities we own continue to fail, the investment may not be readily convertible to cash until a future auction of these investments is successful. Based on our ability to access our cash and other short-term investments, our expected operating cash flows and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

        In 2006, we issued $350.0 million of 2.25% Convertible Senior Notes (the 2013 Notes) due in 2013. At June 25, 2011, the fair value of our outstanding 2013 Notes was approximately $364.4 million based on their quoted market value. During the second quarter of 2011, no conversion triggers were met.

        We have various life insurance policies which have cash surrender value. The policies provide funding for our deferred compensation plan and in certain cases funding for life insurance benefits. During the second quarter of 2011 we received life insurance proceeds of $9.5 million related to a former officer. We recognized a tax exempt gain of $7.7 million representing the difference between the life insurance proceeds and the cash surrender value.

        Cash and cash equivalents totaled $145.8 million at June 25, 2011, compared to $179.2 million at December 25, 2010.

        Net cash provided by operating activities for the six months ending June 25, 2011 and June 26, 2010 was $86.7 million and $83.9 million, respectively. The increase in cash provided by operations was primarily due to net income and trade receivables partially offset by tax payments. The tax benefit related to the disposition of the Phase I clinical business, which increased net income in the first six months of 2011, will be realized in cash in future quarters. Our days sales outstanding (DSO) increased to 50 days as of June 25, 2011 compared to 45 days as of December 25, 2010, and flat compared to last year. Our DSO includes deferred revenue as an offset to accounts receivable in the calculation. The increase in our DSO was primarily driven by slower collections and decreased deferred revenue. Our net cash provided by operating activities will be impacted by future timing of customer payments for products and services as evidenced in our DSO. A one-day increase or decrease in our DSO represents a change of approximately $3.0 million of cash provided by operating activities. Our allowance for doubtful accounts was $4.4 million as of June 25, 2011 compared to $4.8 million as of December 25, 2010.

        Net cash provided by (used in) investing activities for the six months ending June 25, 2011 and June 26, 2010 was $(7.9) million and $20.7 million, respectively. Our capital expenditures during the first six months of 2011 were $13.5 million, of which $8.5 million was related to RMS and $5.0 million to PCS. For 2011, we project capital expenditures to be approximately $50.0 million. We anticipate that future capital expenditures will be funded by operating activities, marketable securities and existing credit facilities. During the first six months of 2011 and 2010, we sold $19.9 million and $55.6 million of marketable securities, respectively.

        Net cash used in financing activities for the six months ending June 25, 2011 and June 26, 2010 was $109.6 million and $63.2 million, respectively. Proceeds from long-term debt were $150.8 million and $1.5 million for the six months ending June 25, 2011 and June 26, 2010, respectively. Payments on long-term debt and revolving credit agreements were $82.0 million and $63.7 million for the six months ending June 25, 2011 and June 26, 2010, respectively. During the first six months of 2011, we paid $191.1 million for treasury stock and shares of common stock acquired through our ASR compared to $3.0 million in 2010.

New Accounting Pronouncements

        In May 2011, the FASB issued an accounting standard update to provide guidance on wording changes used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the update provides clarification about the FASB's intent regarding the application of existing fair value measurement requirements. This amendment will become effective for us on January 1, 2012 and will be applied prospectively.

        In June 2011, the FASB issued an accounting standard update to provide to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The update also requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. This amendment will become effective for us on January 1, 2012 and will be applied retrospectively.

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

        Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $8.2 million on a pre-tax basis. The book value of our debt approximates fair value.

        We issued $350.0 million of the 2013 Notes in a private placement in the second quarter of 2006. The Convertible 2013 Notes bear an interest rate of 2.25%. The fair market value of the outstanding notes was approximately $364.4 million on June 25, 2011 based on their quoted market value.

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

        During 2011 and 2010, we have utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on customer transactions and certain balance sheet items, including intracompany loans. The foreign currency contract outstanding as of June 25, 2011 is a non-designated hedge, and is marked to market with changes in fair value recorded to earnings.

Item 4.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of June 25, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in Internal Controls

        There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 25, 2011 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        As previously reported in our Form 10-K for fiscal year 2010, our 2010 sales to unaffiliated customers for Japan was approximately $74.0 million (representing 6.5% of our 2010 consolidated net sale). Presently, we believe that the aggregate impact to our business operations as a result of the events in Japan and potential consequential disruptions will not have a material effect on our future business, results of operations or financial condition. However, we cannot provide assurance that the eventual impact will not be greater than our expectations, particularly if we are adversely affected by customers ceasing or slowing their research and development spending on account of ongoing challenges in Japan, which would negatively affect their demand for our products and services, or if these disruptions adversely affect our ability to meet our customers' demands for products and services.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table provides information relating to our purchases of shares of our common stock during the quarter ended June 25, 2011.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (dollars in thousands)
March 27, 2011 to April 23, 2011	50	$38.38	—	$225,504
April 24, 2011 to May 21, 2011	6,559	$39.55	6,505	$225,504
May 22, 2011 to June 25, 2011	524,249	$39.16	523,192	$205,016

Total:	530,858		529,697

        The Board of Directors of the Company has authorized a share repurchase program, originally authorized on July 29, 2010, and subsequently amended on October 20, 2010, to acquire up to a total of $750.0 million of common stock. The program does not have a fixed expiration date.

        In order to enable us to facilitate, on a more timely and cost efficient basis, the repurchase of a substantial number of our shares pursuant to that stock repurchase authorization we entered into agreements with a third party investment bank to implement an accelerated stock repurchase (ASR) program. We entered into an ASR on February 24, 2011 to repurchase $150.0 million of common stock. Under the ASR, we paid $150.0 million from cash on hand and available liquidity, including funds borrowed by us under our $900 million credit facility. The ASR program was recorded as two transactions allocated between the initial purchase of treasury stock and a forward contract indexed to our common stock. Upon signing the February 24, 2011 ASR we received the initial delivery of 3,759,398 shares which was recorded at $135.9 million, the market value at the date of the transaction and recorded $14.1 million as a forward contract indexed to our common stock. On May 16, 2011, we received the final 6,505 shares under the ASR, which were recorded at $0.3 million.

        In addition to shares repurchased under the ASR during the second quarter we repurchased 523,192 shares on the open market at a total cost of $20.5 million.

        Additionally, the Company's Incentive Plans permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, during the quarter ended June 25, 2011, the Company acquired 1,161 shares for $0.05 million as a result of such withholdings.

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
101
The following materials from the Form 10-Q for the quarter ended June 25, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Changes in Equity and (v) Notes to Unaudited, Condensed Consolidated Interim Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
August 3, 2011	/s/ JAMES C. FOSTER James C. Foster Chairman, President and Chief Executive Officer
August 3, 2011	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer