Form 10-Q
period 2011-09-24
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2011-11-02
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2011
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

        As of October 17, 2011, there were 49,440,569 shares of the registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended September 24, 2011

Special Note on Factors Affecting Future Results

        This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. (Charles River) that are based on current expectations, estimates, forecasts, and projections about the industries in which Charles River operates and the beliefs and assumptions of our management. Words such as "expect," "anticipate," "target," "goal," "project," "intend," "plan," "believe," "seek," "estimate," "will," "likely," "may," "designed," "would," "future," "can," "could" and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on current expectations and beliefs of Charles River and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: the pursuit of our initiatives to optimize returns for stockholders, including efforts to improve our operating margins, including the impact of our headcount reductions in the fourth quarter of 2011, improve free cash flow, invest in growth businesses and return value to shareholders; future demand for drug discovery and development products and services, including the outsourcing of these services and spending trends by our customers; our expectations regarding stock repurchases; present spending trends and other cost reduction activities by our customers; future actions by our management; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of our revenues; our cost structure; the impact of acquisitions and dispositions; our expectations with respect to sales growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure); changes in our expectations regarding future stock option, restricted stock, and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our cash flow and liquidity. In addition, these statements include the impact of economic and market conditions on our customers; the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis and the ability of Charles River to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 25, 2010 under the section entitled "Our Strategy," the section entitled "Risks Related to Our Business and Industry," the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

Part I. Financial Information

Item 1.    Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except per share amounts)

	Three Months Ended
	September 24, 2011	September 25, 2010
Net sales related to products	$116,932	$108,684
Net sales related to services	160,647	162,201

Total net sales	277,579	270,885
Costs and expenses
Cost of products sold	66,368	62,176
Cost of services provided	118,495	118,209
Selling, general and administrative	50,345	48,005
Termination fee	—	30,000
Amortization of intangibles	5,277	6,027

Operating income	37,094	6,468
Other income (expense)
Interest income	138	243
Interest expense	(11,944)	(12,641)
Other, net	(747)	(1,648)

Income from continuing operations before income taxes	24,541	(7,578)
Provision for income taxes	5,630	16,670

Income (loss) from continuing operations, net of tax	18,911	(24,248)
Loss from discontinued operations, net of tax	(18)	(986)

Net income (loss)	18,893	(25,234)
Less: Net (income) loss attributable to noncontrolling interests	(95)	293

Net income (loss) attributable to common shareowners	$18,798	$(24,941)

Earnings (loss) per common share:
Basic:
Continuing operations	$0.38	$(0.38)
Discontinued operations	—	(0.02)
Net income (loss) attributable to common shareowners	$0.38	$(0.40)
Diluted:
Continuing operations	$0.37	$(0.38)
Discontinued operations	—	(0.02)
Net income (loss) attributable to common shareowners	$0.37	$(0.40)

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except per share amounts)

	Nine Months Ended
	September 24, 2011	September 25, 2010
Net sales related to products	$361,069	$345,068
Net sales related to services	490,616	506,696

Total net sales	851,685	851,764
Costs and expenses
Cost of products sold	197,405	188,553
Cost of services provided	352,606	371,756
Selling, general and administrative	152,561	176,562
Termination fee	—	30,000
Amortization of intangibles	16,454	18,246

Operating income	132,659	66,647
Other income (expense)
Interest income	1,060	857
Interest expense	(32,619)	(25,753)
Other, net	(1,092)	(2,850)

Income from continuing operations before income taxes	100,008	38,901
Provision for income taxes	11,564	30,577

Income from continuing operations, net of tax	88,444	8,324
Loss from discontinued operations, net of tax	(5,695)	(2,463)

Net income	82,749	5,861
Less: Net (income) loss attributable to noncontrolling interests	(298)	1,034

Net income attributable to common shareowners	$82,451	$6,895

Earnings (loss) per common share:
Basic:
Continuing operations	$1.71	$0.15
Discontinued operations	(0.11)	(0.04)
Net income attributable to common shareowners	$1.60	$0.11
Diluted:
Continuing operations	$1.69	$0.14
Discontinued operations	(0.11)	(0.04)
Net income attributable to common shareowners	$1.58	$0.11

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands, except per share amounts)

	September 24, 2011	December 25, 2010
Assets
Current assets
Cash and cash equivalents	$81,220	$179,160
Trade receivables, net	202,379	192,972
Inventories	94,391	100,297
Other current assets	78,339	80,465

Total current assets	456,329	552,894
Property, plant and equipment, net	728,887	752,657
Goodwill, net	199,799	198,438
Other intangibles, net	105,941	121,236
Deferred tax asset	37,364	45,003
Other assets	57,053	63,145

Total assets	$1,585,373	$1,733,373

Liabilities and Equity
Current liabilities
Current portion of long-term debt and capital leases	$19,838	$30,582
Accounts payable	34,622	30,627
Accrued compensation	44,139	48,918
Deferred revenue	54,570	66,905
Accrued liabilities	56,565	59,369
Other current liabilities	14,108	23,379

Total current liabilities	223,842	259,780
Long-term debt and capital leases	720,483	670,270
Other long-term liabilities	99,679	114,596

Total liabilities	1,044,004	1,044,646
Commitments and contingencies
Shareowners' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 78,477,546 issued and 49,723,708 shares outstanding at September 24, 2011 and 77,531,056 issued and 56,441,081 shares outstanding at December 25, 2010	785	775
Capital in excess of par value	2,051,777	1,996,874
Accumulated deficit	(492,711)	(575,162)
Treasury stock, at cost, 28,753,838 shares and 21,089,975 shares at September 24, 2011 and December 25, 2010, respectively	(1,046,119)	(768,699)
Accumulated other comprehensive income	25,979	33,635

Total shareowners' equity	539,711	687,423

Noncontrolling interests	1,658	1,304

Total equity	541,369	688,727

Total liabilities and equity	$1,585,373	$1,733,373

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)

	Nine Months Ended
	September 24, 2011	September 25, 2010
Cash flows relating to operating activities
Net income	$82,749	$5,861
Less: Loss from discontinued operations	(5,695)	(2,463)

Income from continuing operations	88,444	8,324
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	64,249	69,990
Non-cash compensation	16,919	21,283
Amortization of debt issuance costs and discounts	15,229	15,658
Other, net	(1,350)	3,823
Changes in assets and liabilities:
Trade receivables	(8,467)	(22,601)
Inventories	7,090	1,804
Other assets	1,834	(7,523)
Accounts payable	459	3,327
Accrued compensation	(5,143)	1,015
Deferred revenue	(12,400)	(9,224)
Accrued liabilities	(3,730)	10,898
Taxes payable and prepaid taxes	(21,196)	9,422
Other liabilities	(6,993)	(5,427)

Net cash provided by operating activities	134,945	100,769

Cash flows relating to investing activities
Capital expenditures	(21,672)	(26,853)
Purchases of investments	(19,837)	(26,603)
Proceeds from sale of investments	27,840	67,467
Other, net	1,620	572

Net cash provided by (used in) investing activities	(12,049)	14,583

Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	235,806	577,834
Payments on long-term debt, capital lease obligation and revolving credit agreement	(214,299)	(364,782)
Proceeds from exercises of stock options	20,574	3,118
Purchase of treasury stock and Accelerated Stock Repurchase Program	(255,610)	(356,421)
Other, net	(2,248)	(13,289)

Net cash used in financing activities	(215,777)	(153,540)

Discontinued operations
Net cash (used in) provided by operating activities	(1,703)	653
Net cash provided by investing activities	—	2,799

Net cash provided by (used in) discontinued operations	(1,703)	3,452

Effect of exchange rate changes on cash and cash equivalents	(3,356)	(10,405)

Net change in cash and cash equivalents	(97,940)	(45,141)
Cash and cash equivalents, beginning of period	179,160	182,574

Cash and cash equivalents, end of period	$81,220	$137,433

Supplemental cash flow information
Capitalized interest	$202	$—

See Notes to Condensed Consolidated Interim Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (UNAUDITED)

(dollars in thousands)

	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Treasury Stock	Noncontrolling Interest
Balance at December 25, 2010	$688,727	$(575,162)	$33,635	$775	$1,996,874	$(768,699)	$1,304
Components of comprehensive income, net of tax:
Net income	82,749	82,451	—	—	—	—	298
Foreign currency translation adjustment	(7,778)	—	(7,834)	—	—	—	56
Amortization of pension, net gain/loss and prior service cost	483	—	483	—	—	—	—
Unrealized loss on marketable securities	(305)	—	(305)	—	—	—	—

Total comprehensive income	$75,149	—	—	—	—	—	$354
Tax detriment associated with stock issued under employee compensation plans	(1,110)	—	—	—	(1,110)	—	—
Issuance of stock under employee compensation plans	20,478	—	—	10	20,468	—	—
Acquisition of treasury shares	(244,654)	—	—	—	32,766	(277,420)	—
Accelerated Stock Repurchase equity instrument	(14,140)	—	—	—	(14,140)	—	—
Stock-based compensation	16,919	—	—	—	16,919	—	—

Balance at September 24, 2011	$541,369	$(492,711)	$25,979	$785	$2,051,777	$(1,046,119)	$1,658

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

2. Restructuring and Contract Termination Costs

        We implemented headcount reductions to improve operating efficiency and profitability at various sites. As of September 24, 2011, we had accrued severance and retention costs related to these actions of $4,350 in our consolidated balance sheets, of which $1,932 was included in accrued compensation and $2,418 in other long-term liabilities on our consolidated balance sheet related to these actions.

        During the first nine months of 2011, we recorded severance charges of $1,317 related primarily to further headcount reductions, of which $437 is included in cost of sales and $880 in selling, general and administrative expense. Additionally, we recorded contract termination costs of $970 during the nine months ended September 24, 2011.

	Nine Months Ended
Severance and Retention Costs	September 24, 2011	September 25, 2010
Beginning balance	$10,658	$4,332
Expense	1,317	5,571
Payments/utilization	(7,625)	(6,317)

Ending balance	$4,350	$3,586

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Supplemental Balance Sheet Information

        The composition of net trade receivables is as follows:

	September 24, 2011	December 25, 2010
Customer receivables	$176,257	$170,696
Unbilled revenue	30,482	27,095

Total	206,739	197,791
Less allowance for doubtful accounts	(4,360)	(4,819)

Net trade receivables	$202,379	$192,972

        The composition of inventories is as follows:

	September 24, 2011	December 25, 2010
Raw materials and supplies	$12,715	$13,153
Work in process	16,624	13,869
Finished products	65,052	73,275

Inventories	$94,391	$100,297

        The composition of other current assets is as follows:

	September 24, 2011	December 25, 2010
Prepaid assets	$20,889	$21,434
Deferred tax asset	28,521	31,251
Marketable securities	6,188	9,834
Prepaid income tax	22,512	13,856
Restricted cash	229	228
Current assets of discontinued businesses	—	3,862

Other current assets	$78,339	$80,465

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Supplemental Balance Sheet Information (Continued)

        The composition of net property, plant and equipment is as follows:

	September 24, 2011	December 25, 2010
Land	$40,610	$40,409
Buildings	695,480	694,342
Machinery and equipment	345,706	327,353
Leasehold improvements	30,418	26,772
Furniture and fixtures	10,639	10,473
Vehicles	5,475	5,456
Computer hardware and software	105,976	106,073
Construction in progress	44,845	45,465

Total	1,279,149	1,256,343
Less accumulated depreciation	(550,262)	(503,686)

Net property, plant and equipment	$728,887	$752,657

        Depreciation is calculated using a straight-line method based on estimated useful lives of the assets. Depreciation expense for the nine months ended September 24, 2011 and September 25, 2010 was $47,795 and $51,744, respectively.

        The composition of other assets is as follows:

	September 24, 2011	December 25, 2010
Deferred financing costs	$10,263	$11,167
Cash surrender value of life insurance policies	24,174	31,054
Long-term marketable securities	11,070	11,377
Other assets	10,425	8,725
Long-term assets of discontinued businesses	1,121	822

Other assets	$57,053	$63,145

        The composition of other current liabilities is as follows:

	September 24, 2011	December 25, 2010
Accrued income taxes	$8,416	$18,372
Current deferred tax liability	1,071	963
Accrued interest and other	3,492	760
Current liabilities of discontinued businesses	1,129	3,284

Other current liabilities	$14,108	$23,379

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

3. Supplemental Balance Sheet Information (Continued)

        The composition of other long-term liabilities is as follows:

	September 24, 2011	December 25, 2010
Deferred tax liability	$19,591	$30,050
Long-term pension liability	28,947	36,335
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	25,446	24,659
Other long-term liabilities	23,105	23,552
Long-term liabilities of discontinued businesses	2,590	—

Other long-term liabilities	$99,679	$114,596

4. Marketable Securities

        The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	September 24, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$6,188	$—	$—	$6,188
Auction rate securities	11,972	—	(902)	11,070

	$18,160	$—	$(902)	$17,258

	December 25, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$9,834	$—	$—	$9,834
Auction rate securities	11,974	—	(597)	11,377

	$21,808	$—	$(597)	$21,211

        As of September 24, 2011, we held $11,070 in auction rate securities which are variable rate debt instruments, which bear interest rates that reset approximately every 35 days. The auction rate securities owned were rated AAA by a major credit rating agency and are guaranteed by the Federal Family Education Loan Program (FFELP). The underlying securities have contractual maturities which are generally greater than ten years. The auction rate securities are classified as available for sale and are recorded at fair value.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

4. Marketable Securities (Continued)

        Maturities of debt securities were as follows:

	September 24, 2011		December 25, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$6,188	$6,188	$9,834	$9,834
Due after one year through five years	—	—	—	—
Due after ten years	11,972	11,070	11,974	11,377

	$18,160	$17,258	$21,808	$21,211

5. Fair Value

        We hold cash equivalents, investments and certain other assets that are carried at fair value. We generally determine fair value using a market approach based on quoted prices of identical instruments when available. When market quotes of identical instruments are not readily accessible or available, we determine fair value based on quoted market prices of similar instruments. We enter into forward currency contracts to hedge the foreign currency risk associated with market fluctuations of foreign currency rates on the financial statements.

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

        On September 14, 2010, we entered into a fair market value hedge contract with a bank. The terms of this contract were for the bank to deliver 62,637 Canadian dollars to us, and for us to deliver 46,940 Euro to our bank on the same date. The hedge was terminated on June 28, 2011, and was settled for approximately $4,008. On September 23, 2011, we entered into a forward foreign currency contract to hedge the foreign exchange impact of an intercompany loan between two subsidiaries with different functional currencies. As of September 24, 2011, the outstanding forward contract had a fair value of negative $45, which was recorded as a loss and included in other income (expense) for the period.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

5. Fair Value (Continued)

        During the second quarter of 2011, we reduced the fair value of the contingent consideration attributable to the acquisition of the Systems Pathology Company, LLC (SPC) by $1,206 based upon financial projections.

        Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 24, 2011 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Time deposits	$—	$6,188	$—	$6,188
Auction rate securities	—	—	11,070	11,070
Fair value of life policies	—	18,690	—	18,690
Hedge contract	—	(45)	—	(45)

Total assets	$—	$24,833	$11,070	$35,903

Contingent consideration	—	—	4,392	4,392

Total liabilities	$—	$—	$4,392	$4,392

	Fair Value Measurements at December 25, 2010 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Time deposits	$—	$9,834	$—	$9,834
Auction rate securities	—	—	11,377	11,377
Fair value of life policies	—	25,609	—	25,609
Hedge contract	—	419	—	419

Total assets	$—	$35,862	$11,377	$47,239

Contingent consideration	—	—	5,365	5,365

Total liabilities	$—	$—	$5,365	$5,365

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

5. Fair Value

        Descriptions of the valuation methodologies used for assets and liabilities measured at fair value are as follows:

  •
  Time deposits—Valued at their ending balances, as reported by the financial institutions that hold our securities, which approximates fair value. These valuations are reviewed by management.

  •
  Auction rate securities—Valued at fair value in part utilizing an independent valuation reviewed by management which used pricing models and discounted cash flow methodologies incorporating assumptions that a marketplace participant would use at September 24, 2011.

  •
  Life policies—Valued at cash surrender value.

  •
  Hedge contract—Valued at fair value by management; valuations were based on calculations using foreign exchange rates at the financial statement date.

  •
  Contingent consideration—Consists of future acquisition-related payments based on certain agreed upon revenue and technical milestones valued using the income approach. Key assumptions included a discount rate of 18% and probability adjustments ranging from 5% to 70%.

        The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 24, 2011 and September 25, 2010.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine months ended
Auction rate securities	September 24, 2011	September 25, 2010
Beginning balance	$11,377	$16,212
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in earnings (other expenses)	(1)	15
Included in other comprehensive income	(306)	574
Purchases, issuances and settlements	—	(5,500)

Ending balance	$11,070	$11,301

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

5. Fair Value (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine months ended
Contingent consideration	September 24, 2011	September 25, 2010
Beginning balance	$5,365	$9,300
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in (earnings) other expenses	(973)	(2,530)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—

Ending balance	$4,392	$6,770

6. Goodwill and Other Intangible Assets

        The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	September 24, 2011			December 25, 2010
	Gross Carrying Amount	Accumulated Amortization & Impairment loss	Net Amount	Gross Carrying Amount	Accumulated Amortization & Impairment loss	Net Amount
Goodwill	$1,216,569	$(1,016,770)	$199,799	$1,216,196	$(1,017,758)	$198,438

Other intangible assets not subject to amortization:
Research models	$3,438	$—	$3,438	$3,438	$—	$3,438
PCS in process R&D	6,800	—	6,800	6,800	—	6,800
Other intangible assets subject to amortization:
Backlog	2,942	(2,240)	702	2,839	(2,109)	730
Customer relationships	292,263	(195,262)	97,001	301,175	(192,345)	108,830
Customer contracts	15,259	(15,259)	—	15,259	(15,259)	—
Trademarks and trade names	4,649	(4,649)	—	5,041	(4,614)	427
Standard operating procedures	657	(657)	—	657	(657)	—
Other identifiable intangible assets	4,300	(4,300)	—	5,428	(4,417)	1,011

Total other intangible assets	$328,308	$(222,367)	$105,941	$340,637	$(219,401)	$121,236

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

6. Goodwill and Other Intangible Assets (Continued)

        The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

		Adjustments to Goodwill
	Balance at December 25, 2010	Acquisitions	Foreign Exchange/ Other	Balance at September 24, 2011
Research Models and Services
Gross carrying amount	$57,876	$—	$(996)	$56,880
Accumulated amortization	(4,768)	—	1,000	(3,768)
Preclinical Services
Gross carrying amount	1,158,320	—	1,369	1,159,689
Accumulated impairment loss	(1,005,000)	—	—	(1,005,000)
Accumulated amortization	(7,990)	—	(13)	(8,003)
Total
Gross carrying amount	$1,216,196	$—	$373	$1,216,569
Accumulated impairment loss	(1,005,000)	—	—	(1,005,000)
Accumulated amortization	(12,758)	—	988	(11,770)

7. Long-Term Debt

Long-Term Debt

        Long-term debt consists of the following:

	September 24, 2011	December 25, 2010
2.25% Senior convertible debentures:
Principal	$349,995	$349,995
Unamortized debt discount	(25,317)	(35,583)

Net carrying amount of senior convertible debentures	324,678	314,412
Term loan facilities	393,465	386,213
Revolving credit facility	22,000	—
Other debt, represents secured and unsecured promissory notes, interest rates ranging from 0% to .5% and 0% to 0.5% at September 24, 2011 and December 25, 2010, respectively, maturing between 2011 and 2012	123	127

Total debt	740,266	700,752
Capital leases	55	100

Total debt and capital leases	740,321	700,852
Less: current portion of long-term debt and capital leases	(19,838)	(30,582)

Long-term debt and capital leases	$720,483	$670,270

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Long-Term Debt (Continued)

        On December 25, 2010, we had a $750,000 credit agreement, which had a maturity date of August 26, 2015 and provided for a $230,000 term loan, a €133,762 Euro term loan and a $350,000 revolving credit facility. On February 24, 2011 we amended the credit agreement, primarily to provide for an incremental $150,000 term loan and to modify the leverage ratio used in calculating the interest rate applicable to amounts outstanding. On September 23, 2011, we amended and restated the credit agreement primarily to reduce the interest rate margin applicable to the term loans and the revolving loans based on our leverage ratio and extend the maturity date by one year (i.e., to September 2016). The current credit agreement provides for a $299,750 term loan, a €69,414 Euro term loan and a $350,000 revolving credit facility. Under specified circumstances, we have the ability to increase the term loans and/or revolving line of credit by up to $250,000 in the aggregate. Our obligations under the credit agreement are guaranteed by our material domestic subsidiaries and are secured by substantially all of our assets, including a pledge of 100% of the capital stock of our domestic subsidiaries (other than the capital stock of any domestic subsidiary that is treated as a disregarded entity for U.S. federal income tax purposes) and 65% of the capital stock of certain first-tier foreign subsidiaries and domestic disregarded entities, and mortgages on owned real property in the U.S. having a book value in excess of $10,000. The term loans mature in 20 quarterly installments with the last installment due September 23, 2016. The $350,000 revolving facility also matures on September 23, 2016 and requires no scheduled payment before that date. The credit agreement contains certain customary representations and warranties, affirmative covenants and events of default.

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

        Based on our current leverage ratio, the margin range for base rate loans is 0.0% to 0.75% and the margin range for LIBOR based loans is 1.00% to 1.75%. As of September 24, 2011, the interest rate margin for base rate loans was 0.75% and for adjusted LIBOR loans was 1.75%. The book value of our term and revolving loans approximates fair value.

        We pledged the stock of certain subsidiaries as well as certain U.S. assets for our credit agreements. In addition, the credit agreement includes certain customary representations and warranties, events of default, notices of material adverse changes to our business and negative and affirmative covenants. These covenants include (1) the ratio of consolidated earnings before interest, taxes, depreciation and amortization less capital expenditures to consolidated cash interest expense, which for any period of four consecutive fiscal quarters must be no less than 3.5 to 1.0, as well as (2) the ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization for any period of four of the previous consecutive fiscal quarters of no more than 4 to 1. In the second and third quarter of 2012, this ratio will step down to 3.5 to 1, and thereafter will step down to 3.25 to 1. As of September 24, 2011, we were compliant with all financial covenants specified in the credit agreement. We had $4,475 outstanding under letters of credit as of September 24, 2011.

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

        At September 24, 2011, the fair value of our outstanding 2013 Notes was approximately $343,940 based on their quoted market value and no conversion triggers were met.

        As of September 24, 2011, $25,317of debt discount remained and will be amortized over 7 quarters. As of September 24, 2011 and December 25, 2010, the equity component of our convertible debt was $88,492. Interest expense related to our convertible debt of $3,514 and $3,349 for the quarters ended September 24, 2011 and September 25, 2010, respectively, and for the nine months ended September 24, 2011 and September 25, 2010 of $10,266 and $9,664, respectively, yielded an effective interest rate of 6.93% on the liability component. In addition, $1,969 and $5,906 of contractual interest expense was recognized on our convertible debt during the three and nine months ended September 24, 2011 and $1,969 and $5,906 of contractual interest expense was recognized on our convertible debt during the three and nine months ended September 25, 2010.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

7. Long-Term Debt (Continued)

        Principal maturities of existing debt which excludes unamortized debt discount for the periods set forth in the table below are as follows:

Twelve months ending
September 2012	$19,796
September 2013	379,505
September 2014	54,102
September 2015	73,775
September 2016	238,405

Total	$765,583

        We have capital leases for equipment. These leases are capitalized using interest rates considered appropriate at the inception of each lease. Capital lease obligations amounted to $55 and $100 at September 24, 2011 and December 25, 2010, respectively.

8. Equity

Earnings per Share

        Basic earnings per share for the three and nine months ended September 24, 2011 and September 25, 2010 were computed by dividing earnings available to common shareowners for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for the three and nine months ended September 24, 2011 and September 25, 2010 has been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.

        Options to purchase 4,253,703 and 5,112,792 shares were outstanding in each of the three respective months ended September 24, 2011 and September 25, 2010, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase 4,245,953 and 4,363,966 shares were outstanding in each of the respective nine months ended September 24, 2011 and September 25, 2010, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

        Basic weighted average shares outstanding for the three and nine months ended September 24, 2011 and September 25, 2010 excluded the weighted average share impact of 705,662 and 873,126, respectively, of non-vested fixed restricted stock awards.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Equity (Continued)

        The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Numerator:
Income (loss) from continuing operations for purposes of calculating earnings per share	$18,816	$(23,955)	$88,146	$9,358
Loss from discontinued businesses	$(18)	$(986)	$(5,695)	$(2,463)
Denominator:
Weighted average shares outstanding—Basic	50,084,850	62,597,055	51,671,559	64,344,970
Effect of dilutive securities:
2.25% senior convertible debentures	—	—	—	—
Stock options and contingently issued restricted stock	448,897	—	566,868	549,855
Warrants	—	—	—	—

Weighted average shares outstanding—Diluted	50,533,747	62,597,055	52,238,427	64,894,825

Basic earnings per share from continuing operations	$0.38	$(0.38)	$1.71	$0.15
Basic loss per share from discontinued operations	—	$(0.02)	$(0.11)	$(0.04)
Diluted earnings per share from continuing operations	$0.37	$(0.38)	$1.69	$0.14
Diluted loss per share from discontinued operations	—	$(0.02)	$(0.11)	$(0.04)

Treasury Shares and Accelerated Stock Repurchase Program (ASR)

        On October 20, 2010, our Board of Directors increased our stock repurchase authorization to $750,000. In order to enable us to facilitate, on a more timely and cost efficient basis, the repurchase of a substantial number of our shares pursuant to that stock repurchase authorization we entered into agreements with a third party investment bank to implement an accelerated stock repurchase (ASR) program. We entered into an ASR on February 24, 2011 to repurchase $150,000 of common stock. Under the ASR, we paid $150,000 from cash on hand and available liquidity, including funds borrowed by us under our credit facility. The ASR program was recorded as two transactions allocated between the initial purchase of treasury stock and a forward contract indexed to our common stock. Upon signing the February 24, 2011 ASR we received the initial delivery of 3,759,398 shares, which was recorded at $135,860 based on the market value at the date of the transaction and recorded $14,140 as a forward contract indexed to our common stock. On May16, 2011, we received the final 6,505 shares under the ASR, which were recorded at $257.

        We had entered into an ASR on August 26, 2010 to repurchase $300,000 of common stock. On August 27, 2010, under the ASR we paid $300,000 from cash on hand and available liquidity, including

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Equity (Continued)

funds borrowed by us under our credit facility. During 2010, pursuant to the ASR we received 8,000,000 shares. On February 11, 2011, we received the final 871,829 shares under the ASR, which were recorded at $32,509.

        Additionally, during the nine months ended September 24, 2011, we repurchased 2,946,468 shares for $105,852 on the open market in reliance on Rules 10b-18 and 10b5-1, of the Securities Exchange Act of 1934, as amended.

        Additionally, our 2000 Incentive Plan and 2007 Incentive Plan permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the three months ended September 24, 2011 and September 25, 2010, respectively, we acquired 1,056 shares for $39 and 18,674 shares for $568, as a result of such withholdings. During the nine months ended September 24, 2011 and September 25, 2010, we acquired 79,663 shares for $2,942 and 97,300 shares for $3,533, respectively.

        The total number of shares repurchased during the nine months ended September 24, 2011 and September 25, 2010 was as follows:

	Nine Months Ended
	September 24, 2011	September 25, 2010
Number of shares of common stock repurchased	7,663,863	8,607,157
Total cost of repurchase	$277,420	$254,998

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

8. Equity (Continued)

Changes in Equity

        A summary of the changes in equity for the nine months ended September 24, 2011 and September 25, 2010 is provided below:

	Nine Months Ended
	September 24, 2011			September 25, 2010
	Shareowners' Equity	Noncontrolling Interest	Total Equity	Shareowners' Equity	Noncontrolling Interest	Total Equity
Equity, beginning of the period	$687,423	$1,304	$688,727	$1,375,243	$(1,419)	$1,373,824
Components of comprehensive income, net of tax:
Net income	82,451	298	82,749	6,895	(1,034)	5,861
Foreign currency translation adjustment	(7,834)	56	(7,778)	(9,818)	(81)	(9,899)
Amortization of pension, net gain/loss and prior service cost	483	—	483	260	—	260
Unrealized loss on marketable securities	(305)	—	(305)	775	—	775

Total comprehensive income	74,795	354	75,149	(1,888)	(1,115)	(3,003)
Dividends paid noncontrolling interest	—	—	—	—	(270)	(270)
Tax detriment associated with stock issued under employee compensation plans	(1,110)	—	(1,110)	(538)	—	(538)
Issuance of stock under employee compensation plans	20,478	—	20,478	3,133	—	3,133
Acquisition of treasury shares	(244,654)	—	(244,654)	(254,998)	—	(254,998)
Acquisition of ASR equity instrument	(14,140)	—	(14,140)	(101,423)	—	(101,423)
Stock-based compensation	16,919	—	16,919	21,443	—	21,443

Equity, end of the period	$539,711	$1,658	$541,369	$1,040,972	$(2,804)	$1,038,168

9. Income Taxes

        The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Income before income taxes	$24,541	$(7,578)	$100,008	$38,901
Effective tax rate	22.9%	(220.0)%	11.6%	78.6%
Provision for income taxes	$5,630	$16,670	$11,564	$30,577

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

9. Income Taxes (Continued)

        Our overall effective tax rate was 22.9% in the third quarter of 2011 and (220.0)% in the third quarter of 2010. The change was primarily attributable to the effective tax rate in the third quarter of 2010 reflecting the cost of the $30,000 fee associated with termination of the WuXi acquisition, which was not benefitted for tax purposes, and the cost of changing the Company's indefinite reinvestment assertion with respect to approximately $205,400 of non-U.S. earnings. Tax expense for the third quarter of 2011 reflects the benefits of $1,366 due to the settlement of the German tax audit and $486 due to remeasurement of our deferred taxes for the decline in the statutory tax rate in the United Kingdom. These benefits are partially offset by a detriment reflected in the third quarter of 2011 of $747 for a provision to return adjustment in the United States primarily due to the cost of 2010 repatriation.

        The effective tax rate for the nine months ended September 24, 2011 reflects an $11,111 tax benefit recorded in the first quarter of 2011 associated with a tax loss incurred on the disposition of the Company's Phase I clinical business and the receipt of a $7,710 tax exempt gain on the settlement of a life insurance policy received in the second quarter of 2011. The effective tax rate for the nine months ended September 25, 2010 reflects the unbenefitted WuXi termination fee and the cost of changing the Company's indefinite reinvestment assertion with respect to approximately $27,100 and $205,400 of its non-U.S. earnings in the second and third quarters of 2010, respectively.

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

        During the fourth quarter of 2010, we took actions to divest the Company's Phase I clinical business. We recorded in discontinued operations a deferred tax asset associated with the excess of the tax outside basis over the basis for financial reporting purposes of the Phase I clinical business. As of the fourth quarter, we determined that it was not more-likely-than-not that the Company would realize this deferred tax asset and we recorded a valuation allowance against it as part of discontinued operations. During the first quarter of 2011, we determined that the tax loss would more-likely-than-not be benefitted as a worthless stock deduction. As such, we eliminated the valuation allowance recorded to offset the tax loss on the Phase I clinical business, and recognized the benefit in continuing operations.

        During the third quarter of 2011, our unrecognized tax benefits recorded decreased by $7,780 to $27,517 primarily due to the settlement of the German audit, and foreign exchange movement partially offset by increases due to ongoing evaluation of uncertain tax positions in the current period. The amount of unrecognized tax benefits that would impact the effective tax rate favorably if recognized decreased by $7,731 to $22,182 and the amount of accrued interest on unrecognized tax benefits decreased by $1,099 to $1,409 primarily due to the German audit settlement. This decrease was partially offset by increases due to ongoing evaluation of uncertain tax positions in the current and prior periods as well as foreign exchange movement in the third quarter of 2011.

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

        During the third quarter of 2011 we settled an audit with the German Tax Office. Resolution of this controversy, which related to the deductibility of interest, resulted in the recognition of a tax benefit of $1,366 during the quarter.

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

        In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of the third quarter of 2011 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax-free. During the third quarter of 2011, we restructured our international operations in a tax-free manner to allow us more flexibility in accessing our offshore cash to fund needs outside the U.S.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

10. Employee Benefits

        The following table provides the components of net periodic benefit cost for our defined benefit plans:

Pension Benefits

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Service cost	$758	$793	$2,279	$1,906
Interest cost	3,016	2,903	9,056	8,398
Expected return on plan assets	(3,407)	(3,165)	(10,213)	(9,295)
Amortization of prior service cost	(155)	(148)	(466)	(447)
Amortization of net loss (gain)	239	178	693	534

Net periodic benefit cost	$451	$561	$1,349	$1,096

Company contributions	$1,100	$1,913	$7,119	$5,536

Supplemental Retirement Benefits

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Service cost	$159	$149	$477	$447
Interest cost	300	335	901	1,005
Amortization of prior service cost	125	124	374	374
Amortization of net loss (gain)	53	38	158	114

Net periodic benefit cost	$637	$646	$1,910	$1,940

        For the fiscal year ended 2011, we expect to contribute a total of $10,666 to our plans.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

11. Stock-Based Compensation

        The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. The following table presents stock-based compensation included in our consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Stock-based compensation expense in:
Cost of sales	$1,626	$1,838	$5,003	$6,088
Selling and administration	3,945	4,933	11,916	15,355

Income before income taxes	5,571	6,771	16,919	21,443
Provision for income taxes	(1,991)	(2,441)	(6,050)	(7,760)

Net income attributable to common shareowners	$3,580	$4,330	$10,869	$13,683

        We did not capitalize any stock-based compensation related costs for the quarters or the nine months ended September 24, 2011 and September 25, 2010.

        The fair value of stock-based awards granted during the first nine months of 2011 and 2010 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

11. Stock-Based Compensation (Continued)

Stock Options

        The following table summarizes the stock option activity in the equity incentive plans for the nine months ended September 24, 2011:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 25, 2010	6,594,313	$37.87
Options granted	950,190	$37.38
Options exercised	(719,489)	$28.46
Options canceled	(669,454)	$43.77

Options outstanding as of September 24, 2011	6,155,560	$38.25	3.96 years	$5,769

Options exercisable as of September 24, 2011	3,610,841	$40.58	2.94 years	$2,424

        As of September 24, 2011, the unrecognized compensation cost related to unvested stock options expected to vest was $20,066. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 30 months.

        The total intrinsic value of options exercised during the three and nine months ended September 24, 2011 was $1,204 and $7,914, respectively. The total intrinsic value of options exercised during the three and nine months ended September 25, 2010 was $128 and $1,269, respectively. Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price. The total amount of cash received from the exercise of options during the nine months ended September 24, 2011 and September 25, 2010 was $20,574 and $3,118, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $2,881 and $370 for the nine months ending September 24, 2011 and September 25, 2010, respectively. In the first nine months of 2011, $1,110 was recorded in capital in excess of par value for the excess of deferred tax assets over the actual tax benefits at option exercise. We settle employee stock option exercises with newly issued common shares.

Restricted Stock

        Stock compensation expense associated with restricted common stock is charged for the market value on the date of grant, less estimated forfeitures, and is amortized over the awards' vesting period on a straight-line basis.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

11. Stock-Based Compensation (Continued)

        The following table summarizes the restricted stock activity from December 25, 2010 through September 24, 2011:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Outstanding December 25, 2010	777,740	$35.97
Granted	284,480	$37.30
Vested	(295,457)	$37.64
Canceled	(61,101)	$37.84

Outstanding September 24, 2011	705,662	$35.64

        As of September 24, 2011, the unrecognized compensation cost related to shares of unvested restricted stock expected to vest was $18,955. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 30 months. The total fair value of restricted stock grants that vested during the three and nine months ended September 24, 2011 was $122 and $10,985, respectively. The total fair value of restricted stock grants that vested during the three and nine months ended September 25, 2010 was $2,516 and $12,510, respectively.

Performance Based Stock Award Program

        During the three months ending September 24, 2011 and September 25, 2010, compensation expense of $54 and $105, respectively, was recorded associated with performance based stock awards. During the nine months ended September 24, 2011 and September 25, 2010, compensation expense of $162 and $315, respectively, was recorded associated with these awards.

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

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Research Models and Services
Net sales	$171,471	$159,259	$523,005	$498,604
Gross margin	70,514	64,383	222,660	210,008
Operating income	48,534	42,817	155,967	140,059
Depreciation and amortization	9,327	9,422	27,914	27,954
Capital expenditures	5,789	4,622	14,202	15,827
Preclinical Services
Net sales	$106,108	$111,626	$328,680	$353,160
Gross margin	22,202	26,117	79,014	81,447
Operating income	3,663	5,178	20,844	12,116
Depreciation and amortization	11,840	14,063	36,334	42,036
Capital expenditures	2,433	4,505	7,470	11,025

        A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Total segment operating income	$52,197	$47,995	$176,811	$152,175
Unallocated corporate overhead	(15,103)	(11,527)	(44,152)	(55,528)
Termination fee	—	(30,000)	—	(30,000)

Consolidated operating income	$37,094	$6,468	$132,659	$66,647

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

13. Business Segment Information (Continued)

        Net sales for each significant service area are as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Research models	$86,386	$84,234	$269,976	$267,690
Research model services	54,539	50,575	161,936	153,536
Other products	30,546	24,450	91,093	77,378

Total research models	171,471	159,259	523,005	498,604
Total preclinical services	106,108	111,626	328,680	353,160

Total sales	$277,579	$270,885	$851,685	$851,764

        A summary of unallocated corporate overhead consists of the following:

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Stock-based compensation expense	$2,825	$3,249	$8,339	$9,864
U.S. retirement plans	501	1,162	2,613	2,819
Audit, tax and related expenses	855	659	2,115	1,858
Salary and bonus	3,187	4,144	12,522	13,443
Global IT	3,089	3,373	9,623	9,950
Employee health and fringe cost	(2,307)	(1,776)	7	(800)
Consulting and professional services	2,628	1,315	6,160	6,197
Depreciation	1,569	1,558	4,743	4,199
Transaction (acquisition/disposition) costs	251	(810)	565	6,587
Life insurance death benefit gain	—	—	(7,710)	—
Other general unallocated corporate expenses	2,505	(1,347)	5,175	1,411

	$15,103	$11,527	$44,152	$55,528

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

14. Discontinued Operations

        On March 28, 2011, we disposed of our Phase I clinical business for a nominal amount. As part of the disposal we remained the guarantor of the monthly lease payments for the Phase I facility lease. We recognized, during the second quarter of 2011, the value of the guarantee net of the buyer's related indemnity as a liability of $2,994, which will be amortized ratably over the remaining term of the lease. The facility lease runs through January 2021 with remaining payments totaling $15,060. For the three and nine months ended September 24, 2011, the discontinued businesses recorded pretax income (losses) from operations of $24 and $(8,129), respectively.

        The consolidated financial statements have been reclassified to segregate, as discontinued operations, the assets and liabilities, operating results and cash flows, of the businesses being discontinued for all periods presented. Operating results from discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Net sales	$—	$5,196	$2,122	$13,766
Income (loss) from operations of discontinued businesses, before income taxes	24	(1,354)	(8,129)	(3,727)
Provision (benefit) for income taxes	42	(368)	(2,434)	(1,264)

Loss from operations of discontinued businesses, net of taxes	$(18)	$(986)	$(5,695)	$(2,463)

        Assets and liabilities of discontinued operations at September 24, 2011 and December 25, 2010 consisted of the following:

	September 24, 2011	December 25, 2010
Current assets	$—	$3,862
Non-current assets	1,121	822

Total assets	$1,121	$4,684

Current liabilities	$1,129	$3,284
Non-current liabilities	2,590	—

Total liabilities	$3,719	$3,284

        Non-current assets include a long-term deferred tax asset. Liabilities consist of a lease guarantee commitment.

15. Subsequent Events

        Our biopharmaceutical clients are increasingly focused on efficacy testing and eliminating molecules earlier in the drug development process, which has led to continuing softness in demand for

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
INTERIM FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

15. Subsequent Events (Continued)

safety assessment testing. In order to align our infrastructure to the evolving demand dynamics, in the fourth quarter of 2011, we are implementing a headcount reduction of approximately 2%, primarily in the PCS business. This action is expected to generate annual savings of approximately $7,500 beginning in 2012. We anticipate recording severance and other costs of approximately $3,500 in the fourth-quarter of 2011.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes.

Overview

        We are a leading global provider of solutions that advance the drug discovery and development process, including research models and associated services and outsourced preclinical services. We provide our products and services to global pharmaceutical companies and biotechnology companies, as well as government agencies, leading hospitals and academic institutions throughout the world in order to bring drugs to market faster and more efficiently. We have built upon our core competency of in vivo biology, including laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of preclinical services—both GLP (Good Laboratory Practice) and non-GLP—which address drug discovery and development. Utilizing our broad portfolio of products and services enables our customers to create a more flexible drug development model which reduces their costs, enhances their productivity and effectiveness, and increases speed to market. We have been in business for over 60 years and currently operate approximately 68 facilities in 16 countries worldwide.

        For the last few years, large pharmaceutical and biotechnology companies have been undergoing significant change as they endeavor to improve the productivity of their drug development pipelines, and at the same time, streamline their infrastructures in order to improve efficiency and reduce operating costs. These efforts have had an unfavorable impact on our operations as a result of: measured research and development spending by major pharmaceutical and biotechnology companies; delays in customer decisions and commitments; tight cost constraints and the resultant pricing pressure, particularly in view of excess capacity in the contract research industry; a focus on late-stage clinical testing as customers accelerate their efforts to bring drugs to market in the face of expiration of patents on branded drugs; decreased funding for biopharmaceutical companies and the impact of healthcare reform initiatives. In addition, consolidation in the pharmaceutical and biotechnology industry has also affected demand for our products and services. All of these ongoing factors continue to contribute to demand uncertainty and are expected to impact future sales.

        As part of their efforts to improve pipeline productivity, pharmaceutical and biotechnology companies are emphasizing efficacy testing in order to eliminate therapies from the pipeline earlier in the drug development process. This trend is visible in increasing demand for our non-GLP in vivo pharmacology and drug metabolism and pharmacokinetics (DMPK) services. We continue to anticipate that our customers will reduce their internal capacity through closure of underutilized facilities and increase their use of these outsourced services in the future, because utilizing outsourced services enables them to create a flexible drug development model which improves operating efficiency and reduces costs. We believe that increased focus on strategic outsourcing by our customers should result in the expansion of strategic relationships with a reduced and limited number of partners, which will drive demand for our services. We believe that the long-term drivers for our business as a whole will primarily emerge from our customers' continued demand for research models and services and both GLP and non-GLP in vivo biology services, which are essential to the drug development process. However, presently it is challenging to predict the timing associated with these drivers.

        We continue to focus on our four key initiatives designed to allow us to drive profitable growth and to maximize value for shareholders, and thus better position ourselves to operate successfully in the current and future business environment. These four initiatives are:

  •
  Improving the consolidated operating margin.  We continue to aggressively manage our cost structure and drive operating efficiencies as well as anticipate a recovery in demand for preclinical services, all of which are expected to generate improving operating margins. We have already implemented significant actions to reduce costs during the last two years to manage challenging industry-wide preclinical market conditions. These actions have favorably impacted our margins in 2011. In the fourth quarter of 2011, we implemented a headcount reduction of approximately 2%, primarily in the PCS business. This action is expected to generate annual savings of approximately $7.5 million beginning in 2012. We anticipate recording severance and other costs of approximately $3.5 million in the fourth-quarter of 2011.

  •
  Improving free cash flow generation.  We believe we have adequate capacity to support revenue growth in both business segments without significant additional investment for expansion. Improved operating margins, elimination of operating losses with the sale our Phase I clinical business in the second quarter, the closure of our PCS China facility in the third quarter, and minimal requirements for capital expansion should contribute to strong cash flow generation.

  •
  Disciplined investment in growth businesses.  We continue to maintain a disciplined focus on deployment of capital, investing in those areas of our existing business which will generate the greatest sales growth and profitability, such as GEMS, Discovery Services, In Vitro products and Biopharmaceutical Services.

  •
  Returning value to shareholders.  We are repurchasing our stock with the intent to drive immediate shareholder value and earnings per share accretion. We continued to employ a substantial stock repurchase program. During the first nine months of 2011, we repurchased 7.7 million shares, and since August 2010 we have repurchased an aggregate of 17.3 million shares. As of September 24, 2011, we had $141 million remaining on our $750.0 million stock repurchase authorization.

        Total net sales during the third quarter of 2011 were $277.6 million, an increase of 2.5% over the same period last year. The sales increase was primarily due to increased sales for RMS offset by lower demand for PCS services due to reduced biopharmaceutical spending. The effect of foreign currency translation increased sales by 3.7%. Our gross margin decreased to 33.4% of net sales, compared to 33.8% of net sales for the third quarter of 2010, due primarily to the impact of lower PCS sales with lower capacity utilization. Our operating income for the third quarter of 2011 was $37.1 million compared to $6.5 million for the third quarter of 2010, due to increased operating earnings in both RMS and PCS and the impact of the WuXi termination fee in 2010. The operating margin was 13.4% for the third quarter of 2011, compared to 2.4% for the third quarter of 2010.

        Our net income attributable to common shareholders was $18.8 million for the three months ended September 24, 2011, compared to a loss of $(24.9) million for the three months ended September 25, 2010. The increase was primarily due to the WuXi termination fee in 2010 and our favorable effective tax rate in 2011. Diluted earnings per share for the third quarter of 2011 were $0.37.

        Total net sales during the nine months ended September 24, 2011 were $851.7 million and essentially flat with the same period last year. The sales were impacted by increased sales for Research Models and Services (RMS) offset by decreased demand for Preclinical Services (PCS). The effect of foreign currency translation had a positive impact on sales growth of 2.9%. Our gross margin increased to 35.4% of net sales for the nine months ended September 24, 2011, compared to 34.2% of net sales for the first nine months of 2010, due primarily to the impact of our cost-savings programs. Our operating income for the nine months ended September 24, 2011 was $132.7 million compared to $66.6 million for the nine months ended September 25, 2010, essentially double due to increased gross margin, a life insurance gain and prior year cost associated with the WuXi termination fee and evaluation of acquisitions. Our operating margin was 15.6% for the nine months ended September 24, 2011 compared to 7.8% for the prior year.

        Net income attributable to common shareholders was $82.5 million for the nine months ended September 24, 2011 compared to $6.9 million for the nine months ended September 25, 2010. Diluted earnings per share from continuing operations for the first nine months of 2011 were $1.58 compared to $0.11 for the first nine months of 2010.

        We report two segments: RMS and PCS, which reflects the manner in which our operating units are managed.

        Our RMS segment, which represented 61.8% of net sales in the third quarter of 2011, includes three categories; production of research models, research model services, and other products. Research model services include four business units; genetically engineered models and services (GEMS), research animal diagnostics (RADS), discovery services (DS), and consulting and staffing services (CSS). Other products include vaccine support and In Vitro products. Net sales for this segment increased 7.7% compared to the third quarter of 2010, due primarily to higher Other Product sales which include our Avian and In Vitro businesses. The effect of favorable foreign currency translation increased sales by 4.6%. The gross margin percentage increased to 41.1% from 40.4% primarily due to cost-savings actions. The operating margin percentage increased to 28.3% from 26.9% due primarily to the impact of managing of our cost structure.

        Sales on a year to date basis for our RMS business segment increased 4.9% compared to the first nine months of 2010 due primarily to favorable foreign currency translation of 3.5%. Operating income on a year to date basis was $156.0 million compared to $140.1 million, an increase of $15.9 million, or 11.4%, from the same period last year. Operating income for the first nine months as a percent of net sales increased to 29.8% compared to 28.1% for the same period last year.

        Our PCS segment, which represented 38.2% of net sales in the third quarter of 2011, includes services required to take a drug through the development process including discovery support, toxicology, pathology, biopharmaceutical, bioanalysis, pharmacokinetics and drug metabolism services. Sales for this segment decreased 4.9% compared to the third quarter of 2010. The sales decrease was driven by reduced biopharmaceutical spending, which resulted in lower demand for our services, offset by favorable foreign currency translation of 2.4%. We experienced decreases in both the PCS gross and operating margin percentages (from 24.3% to 20.9% and from 4.6% to 3.5%, respectively), mainly as a result of the impact of the sales decline with lower capacity utilization.

        Sales on a year to date basis for our PCS business segment, which included favorable foreign currency translation of 2.1%, decreased 6.9% compared to the first nine months of 2010. Operating income for PCS on a year to date basis was $20.8 million compared to $12.1 million, an increase of $8.7 million, from the same period last year. Operating income for the first nine months as a percent of net sales increased to 6.3% compared to 3.4% for the same period last year.

        Our unallocated corporate headquarters costs increased to $15.1 million in the third quarter of 2011, from $11.5 million in the third quarter of 2010, due to the prior year favorable impact of the contingent consideration adjustment of $2.9 million related primarily to the acquisition of SPC.

Three Months Ended September 24, 2011 Compared to Three Months Ended September 25, 2010

        Net Sales.    Net sales for the three months ended September 24, 2011 were $277.6 million, an increase of $6.7 million, or 2.5%, from $270.9 million for the three months ended September 25, 2010, due primarily to favorable foreign currency translation of 3.7%.

        Research Models and Services.    For the three months ended September 24, 2011, net sales for our RMS segment were $171.5 million, an increase of $12.2 million, or 7.7%, from $159.3 million for the three months ended September 25, 2010, due primarily to higher Other Product sales which include our Avian and In Vitro businesses. The effect of favorable foreign currency translation increased sales by 4.6%.

        Preclinical Services.    For the three months ended September 24, 2011, net sales for our PCS segment were $106.1 million, a decrease of $5.5 million, or 4.9%, from $111.6 million for the three months ended September 25, 2010. The sales decrease was driven by reduced biopharmaceutical spending, which resulted in lower demand for our services, offset by favorable foreign currency translation of 2.4%.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided during the third quarter of 2011 was $184.9 million, an increase of $5.5 million, or 3.0%, from $179.4 million during the third quarter of 2010. Cost of products sold and services provided during the three months ended September 24, 2011 was 66.6% of net sales, compared to 66.2% during the three months ended September 25, 2010.

        Research Models and Services.    Cost of products sold and services provided for RMS during the third quarter of 2011 was $100.9 million, an increase of $6.0 million, or 6.4%, compared to $94.9 million in 2010. Cost of products sold and services provided for the three months ended September 24, 2011 decreased to 58.9% of net sales compared to 59.6% of net sales for the three months ended September 25, 2010. The decrease in cost as a percentage of sales was due primarily to the impact of our cost-savings programs.

        Preclinical Services.    Cost of services provided for the PCS segment during the third quarter of 2011 was $83.9 million, a decrease of $0.6 million, compared to $84.5 million in 2010. Cost of services provided as a percentage of net sales was 79.1% during the three months ended September 24, 2011, compared to 75.7% for the three months ended September 25, 2010. The increase in cost of services provided as a percentage of net sales was primarily due to the continued impact of lower sales with lower capacity utilization, partially offset by cost savings actions.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended September 24, 2011 were $50.3 million, an increase of $1.4 million, or 2.8%, from $49.0 million for the three months ended September 25, 2010. Selling, general and administrative expenses during the third quarter of 2011 were 18.1% of net sales which is flat to last year.

        Research Models and Services.    Selling, general and administrative expenses for RMS for the third quarter of 2011 were $20.4 million, an increase of $0.6 million, or 3.2%, compared to $19.8 million in 2010. Selling, general and administrative expenses decreased as a percentage of sales to 11.9% for the three months ended September 24, 2011 from 12.4% for the three months ended September 25, 2010. The decrease in selling, general and administrative expenses as a percent of sales was primarily due to cost-savings actions and tight expense control.

        Preclinical Services.    Selling, general and administrative expenses for the PCS segment during the third quarter of 2011 were $14.8 million, a decrease of $2.9 million, or 16.1%, compared to $17.7 million during the third quarter of 2010. Selling, general and administrative expenses for the three months ended September 24, 2011 decreased to 14.0% of net sales, compared to 15.9% of net sales for the three months ended September 25, 2010 due mainly to cost-savings actions and tight expense control.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various costs primarily associated with activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions was $15.1 million during the three months ended September 24, 2011, compared to $11.5 million during the three months ended September 25, 2010. The increase was primarily due to the prior year favorable impact of the contingent consideration adjustment of $2.9 million related to the acquisition of SPC.

        Termination fee.    On July 29, 2010, we signed a termination agreement with WuXi PharmaTech Inc. (WuXi) to terminate the previously announced acquisition agreement. In accordance with the terms of the termination agreement, on July 29, 2010, we paid WuXi a $30.0 million termination fee for full satisfaction of the parties' obligations under the acquisition agreement.

        Amortization of Other Intangibles.    Amortization of other intangibles for the three months ended September 24, 2011 was $5.3 million, a decrease of $0.8 million from $6.0 million for the three months ended September 25, 2010. Amortization expense decreased as a percentage of sales to 1.9% for the three months ended September 24, 2011 from 2.2% for the three months ended September 25, 2010.

        Research Models and Services.    In the third quarter of 2011, amortization of other intangibles for our RMS segment was $1.6 million, a decrease of $0.2 million from $1.8 million in the third quarter of 2010.

        Preclinical Services.    For the three months ended September 24, 2011, amortization of other intangibles for our PCS segment was $3.7 million, a decrease of $0.5 million from $4.2 million for the three months ended September 25, 2010.

        Operating Income.    Operating income for the quarter ended September 24, 2011 was $37.1 million, an increase of $30.7 million from $6.4 million for the quarter ended September 25, 2010. Operating income as a percentage of net sales for the three months ended September 24, 2011 was 13.4% compared to 2.4% for the three months ended September 25, 2010 due primarily to the impact of the WuXi termination fee.

        Research Models and Services.    For the third quarter of 2011, operating income for our RMS segment was $48.6 million, an increase of $5.7 million, or 13.4%, from $42.8 million in 2010. Operating income as a percentage of net sales for the three months ended September 24, 2011 was 28.3%, compared to 26.9% for the three months ended September 25, 2010. The increase in operating income as a percentage of net sales was primarily due to cost-savings actions.

        Preclinical Services.    For the three months ended September 24, 2011, operating income for our PCS segment was $3.7 million, a decrease of $1.5 million, or 29.3%, from $5.2 million for the three months ended September 25, 2010. Operating income as a percentage of net sales increased to 3.5% compared to 4.6% of net sales in 2010. The decrease in operating income as a percentage of net sales was primarily due to lower sales with lower capacity utilization, partially offset by cost savings actions.

        Unallocated Corporate Overhead.    Unallocated corporate overhead was $15.1 million during the three months ended September 24, 2011, compared to $11.5 million during the three months ended September 25, 2010. The increase was primarily due to the prior year favorable impact of the contingent consideration adjustment of $2.9 million related to the acquisition of SPC.

        Interest Expense.    Interest expense for the third quarter of 2011 was $11.9 million, compared to $12.6 million in the third quarter of 2010 due primarily to prior year fees on our new credit agreement.

        Interest Income.    Interest income for the third quarter of 2011 was $0.1 million, compared to $0.2 million for the third quarter of 2010.

        Income Taxes.    Income tax expense for the three months ended September 24, 2011 was $5.6 million, a decrease of $11.1 million compared to $16.7 million for the three months ended September 25, 2010. Our effective tax rate was 22.9% for the third quarter of 2011, compared to (220.0)% for the third quarter of 2010. The change in the effective tax rate for three months ending September 24, 2011 is primarily due to the non-benefitable $30 million termination fee associated with the WuXi acquisition incurred in the third quarter of 2010 and the tax cost accrued in the third quarter of 2010 to repatriate $205 million of non-U.S. earnings that were previously considered indefinitely reinvested. Additionally, the effective tax rate for the three months ended September 24, 2011 reflects the tax benefits of $1.4 million due to the settlement of the German tax audit.

        Net Income Attributable to Common Shareowners.    Net income attributable to common shareowners for the quarter ended September 24, 2011 was $18.8 million from a loss of ($24.9) million for the quarter ended September 25, 2010.

Nine months ended September 24, 2011 Compared to Nine months ended September 25, 2010

        Net Sales.    Net sales for the nine months ended September 24, 2011 were $851.7 million, essentially flat with the nine months ended September 25, 2011. Favorable foreign currency translation increased sales by 2.9%.

        Research Models and Services.    For the nine months ended September 24, 2011, net sales for our RMS segment were $523.0 million, an increase of $24.4 million, or 4.9%, from $498.6 million for the nine months ended September 25, 2010. Favorable foreign currency translation increased sales growth by approximately 3.5%.

        Preclinical Services.    For the nine months ended September 24, 2011, net sales for our PCS segment were $328.7 million, a decrease of $24.5 million, or 6.9%, compared to $353.2 million for the nine months ended September 25, 2010. The decrease in PCS sales was primarily due to reduced biopharmaceutical spending. Favorable foreign currency increased sales growth by 2.1%.

        Cost of Products Sold and Services Provided.    Cost of products sold and services provided for the nine months ended September 24, 2011 was $550.0 million, an increase of $10.3 million, or 1.8%, from $560.3 million for the nine months ended September 25, 2010. Cost of products sold and services provided for the nine months ended September 24, 2011 was 64.6% of net sales, compared to 65.8% for the nine months ended September 25, 2010.

        Research Models and Services.    Cost of products sold and services provided for RMS for the nine months ended September 24, 2011 was $300.3 million, an increase of $11.7 million, or 4.1%, compared to $288.6 million for the nine months ended September 25, 2010. Cost of products sold and services provided as a percentage of net sales for the nine months ended September 24, 2011 was 57.4% compared to the nine months ended September 25, 2010 at 57.9% of net sales. The decrease in cost as a percentage of sales was due primarily to the impact of our cost-savings programs.

        Preclinical Services.    Cost of services provided for the PCS segment for the nine months ended September 24, 2011 was $249.7 million, a decrease of $22.0 million, or 8.1%, compared to $271.7 million for the nine months ended September 25, 2010. Cost of services provided as a percentage of net sales was 76.0% for the nine months ended September 24, 2011, compared to 76.9% for the nine months ended September 25, 2010. The decrease in cost of products sold and services provided as a percentage of net sales was primarily due to the impact of our cost-savings programs partially offset by lower sales with lower capacity utilization, partially offset by cost savings actions.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the nine months ended September 24, 2011 were $152.6 million, a decrease of $24.0 million, or 13.4%, from $176.6 million for the nine months ended September 25, 2010. Selling, general and administrative expenses for the nine months ended September 24, 2011 were 17.9% of net sales compared to 20.7% of net sales for the nine months ended September 25, 2010. The decrease in selling, general and administrative expenses as a percent of sales was primarily due to the cost saving actions.

        Research Models and Services.    Selling, general and administrative expenses for RMS for the nine months ended September 24, 2011 were $61.7 million, a decrease of $2.7 million, or 4.2%, compared to $64.4 million for the nine months ended September 25, 2010. Selling, general and administrative expenses decreased as a percentage of sales to 11.8% for the nine months ended September 24, 2011 from 12.9% for the nine months ended September 25, 2010. The decrease in selling, general and administrative expenses as a percent of sales was due primarily to the impact of our cost-savings programs.

        Preclinical Services.    Selling, general and administrative expenses for the PCS segment for the nine months ended September 24, 2011 were $46.7 million, a decrease of $9.9 million, or 17.5%, compared to $56.6 million for the nine months ended September 25, 2010. Selling, general and administrative expenses for the nine months ended September 24, 2011 decreased to 14.2% of net sales compared 16.0% for the nine months ended September 25, 2010, due primarily to the impact of our cost-savings programs.

        Unallocated Corporate Overhead.    Unallocated corporate overhead, which consists of various costs primarily related to activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions was $44.2 million for the nine months ended September 24, 2011, compared to $55.5 million for the nine months ended September 25, 2010. The decrease in unallocated corporate overhead in 2011 was due primarily to a life insurance gain of $7.7 million in 2011 and prior year costs related to the evaluation of a proposed acquisition of $6.6 million partially offset by the prior year favorable impact of the contingent consideration adjustment of $2.9 million related to the acquisition of SPC.

        Termination fee.    On July 29, 2010, we signed a termination agreement with WuXi PharmaTech Inc. (WuXi) to terminate the previously announced acquisition agreement. In accordance with the terms of the termination agreement, on July 29, 2010, we paid WuXi a $30.0 million termination fee for full satisfaction of the parties' obligations under the acquisition agreement.

        Amortization of Other Intangibles.    Amortization of other intangibles for the nine months ended September 24, 2011 was $16.5 million, a decrease of $1.8 million, from $18.3 million for the nine months ended September 25, 2010.

        Research Models and Services.    For the nine months of 2011, amortization of other intangibles for our RMS segment was $5.0 million, a decrease of $0.5 million from $5.5 million for the nine months ended September 25, 2010. Amortization expense decreased as a percentage of sales to 1.0% for the nine months ended September 24, 2011 from 1.1% for the nine months ended September 25, 2010.

        Preclinical Services.    For the nine months ended September 24, 2011, amortization of other intangibles for our PCS segment was $11.5 million, a decrease of $1.3 million from $12.7 million for the nine months ended September 25, 2010.

        Operating Income.    Operating income for the nine months ended September 24, 2011 was $132.7 million, an increase of $66.1 million, from $66.6 million for the nine months ended September 25, 2010. Operating income for the nine months ended September 24, 2011 was 15.6% of net sales, compared to 7.8% of net sales for the nine months ended September 25, 2010.

        Research Models and Services.    For the nine months ended September 24, 2011, operating income for our RMS segment was $156.0 million, an increase of $15.9 million, or 11.4%, from $140.1 million for the nine months ended September 25, 2010. Operating income as a percentage of net sales for the nine months ended September 24, 2011 was 29.8%, compared to 28.1% for the nine months ended September 25, 2010. The increase in operating income as a percentage of sales was due primarily to the impact of our cost-savings programs.

        Preclinical Services.    For the nine months ended September 24, 2011, operating income for our PCS segment was $20.8 million, an increase of $8.7 million, or 72.0%, from $12.1 million for the nine months ended September 25, 2010. Operating income as a percentage of net sales for the nine months ended September 24, 2011 increased to 6.3%, compared to 3.1% of net sales for the nine months ended September 25, 2010. The increase in operating income as a percentage of net sales was primarily due to the impact of our cost-savings programs.

        Unallocated Corporate Overhead.    Unallocated corporate overhead was $44.2 million for the nine months ended September 24, 2011, compared to $55.5 million for the nine months ended September 25, 2010. The decrease in unallocated corporate overhead in 2011 was due primarily to a life insurance gain of $7.7 million in 2011 and prior year costs related to the evaluation of a proposed acquisition of $6.6 million impact of the contingent consideration adjustment of $2.9 million related to the acquisition of SPC.

        Interest Expense.    Interest expense for the nine months ended September 24, 2011 was $32.6 million, compared to $25.8 million for the nine months ended September 25, 2010. The increase was due to increased borrowings and higher interest rates.

        Interest Income.    Interest income for the nine months ended September 24, 2011 was $1.1 million, compared to $0.9 million for the nine months ended September 25, 2010.

        Income Taxes.    Income tax expense for the nine months ended September 24, 2011 was $11.6 million, a decrease of $19.0 million compared to $30.6 million for the nine months ended September 25, 2010. Our effective tax rate was 11.6% for the third quarter of 2011, compared to 78.6% for the third quarter of 2010. The change in the effective tax rate for the nine months ending September 24, 2011 is primarily due to the non-benefitable $30 million termination fee associated with the WuXi acquisition incurred in the third quarter of 2010 and the tax cost accrued in the second and third quarters of 2010 to repatriate $232.5 million of non-U.S. earnings that were previously considered indefinitely reinvested. Additionally, tax expense for the nine months ending September 24, 2011 reflects an $11.1 million tax benefit recorded in the first quarter of 2011 associated with a tax loss incurred with the disposition of the Company's Phase I clinical business, a tax benefit from the receipt of a $7.7 million tax exempt gain on the settlement of a life insurance policy received in the second quarter of 2011 and a $1.4 million benefit due to the settlement of the German tax audit in the third quarter of 2011.

        Net Income attributable to common shareowners.    Net income attributable to common shareowners for the nine months ended September 24, 2011 was $82.5 million, compared to the nine months ended September 25, 2010 of $6.9 million.

Liquidity and Capital Resources

        The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our condensed consolidated statements of cash flows.

        Our principal sources of liquidity have been our cash flow from operations, our marketable securities and our revolving line of credit arrangements.

        On December 25, 2010, we had a $750 million credit agreement, which had a maturity date of August 26, 2015 and provided for a $230 million term loan, a €133,762 Euro term loan and a $350 million revolving credit facility. On February 24, 2011, we amended the credit agreement, primarily to provide for an incremental $150 million term loan and to modify the leverage ratio used in calculating the interest rate applicable to amounts outstanding. On September 23, 2011, we amended and restated the credit agreement primarily to reduce the interest rate margin applicable to the term loans and the revolving loans based on our leverage ratio and extend the maturity date by one year

(i.e., to September 2016). The current credit agreement provides for a $ 299.8 million term loan, a €69.4 million Euro term loan and a $350 million revolving credit facility. Under specified circumstances, we have the ability to increase the term loans and/or revolving line of credit by up to $250 million in the aggregate. Our obligations under the credit agreement are guaranteed by our material domestic subsidiaries and are secured by substantially all of our assets, including a pledge of 100% of the capital stock of our domestic subsidiaries (other than the capital stock of any domestic subsidiary that is treated as a disregarded entity for U.S. federal income tax purposes) and 65% of the capital stock of certain first-tier foreign subsidiaries and domestic disregarded entities, and mortgages on owned real property in the U.S. having a book value in excess of $10 million. The term loans mature in 20 quarterly installments with the last installment due September 23, 2016. The $350 million revolving facility also matures on September 23, 2016 and requires no scheduled payment before that date. The credit agreement contains certain customary representations and warranties, affirmative covenants and events of default.

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

        Based on our leverage ratio, the margin range for base rate loans is 0.0% to 0.75% and the margin range for LIBOR based loans is 1.00% to 1.75%. As of September 24, 2011, the interest rate margin for base rate loans was 0.75% and for adjusted LIBOR loans was 1.75%. The book value of our term and revolving loans approximates fair value.

        We pledged the stock of certain subsidiaries as well as certain U.S. assets for our credit agreements. In addition, the credit agreement includes certain customary representations and warranties, events of default, notices of material adverse changes to our business and negative and affirmative covenants. These covenants include (1) the ratio of consolidated earnings before interest, taxes, depreciation and amortization less capital expenditures to consolidated cash interest expense, which for any period of four consecutive fiscal quarters, of no less than 3.5 to 1.0 as well as (2) the ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization for any period of four of the previous consecutive fiscal quarters, of no more than 4 to 1. In the second and third quarters of 2012, this ratio will step down to 3.5 to 1, and thereafter will step down to 3.25 to 1. As of September 24, 2011, we were compliant with all financial covenants specified in the credit agreement. We had $4.5 million outstanding under letters of credit as of September 24, 2011.

        In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of the third quarter of 2011 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax-free. During the third quarter of 2011, we restructured our international operations in a tax-free manner to allow us more flexibility in accessing our offshore cash to fund needs outside of the U.S.

        In order to enable us to facilitate, on a more timely and cost efficient basis, the repurchase of a substantial number of our shares pursuant to our $750.0 million stock repurchase authorization approved by our Board of Directors in 2010, we entered into agreements with a third party investment bank to implement an accelerated stock repurchase (ASR) program. We had entered into an ASR on August 26, 2010 to repurchase $300.0 million of common stock. Under that ASR, we paid $300.0 million on August 27, 2010 from cash on hand and available liquidity, including funds borrowed by us under our credit facility. We received 8,000,000 shares under the ASR during 2010. On February 11, 2011, we received the final 871,829 shares under the ASR, which were recorded at $32.5 million.

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

        Additionally, during the nine months ended September 24, 2011, we repurchased $105.9 million through open market repurchases made in reliance on Rules 10b-18 and 10b5-1, of the Securities Exchange Act of 1934, as amended.

        As of September 24, 2011, we had $17.3 million in marketable securities with $6.2 million in time deposits and $11.1 million in auction rate securities rated AAA by a major credit rating agency. Our auction rate securities are guaranteed by U.S. federal agencies. The current overall credit concerns in the capital markets as well as the failed auction status of these securities have impacted our ability to liquidate our auction rate securities. If the auctions for the securities we own continue to fail, the investment may not be readily convertible to cash until a future auction of these investments is successful. Based on our ability to access our cash and other short-term investments, our expected operating cash flows and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

        In 2006, we issued $350.0 million of 2.25% Convertible Senior Notes (the 2013 Notes) due in 2013. At September 24, 2011, the fair value of our outstanding 2013 Notes was approximately $343.9 million based on their quoted market value. During the third quarter of 2011, no conversion triggers were met. Upon maturity we will settle the principal balance 2013 Notes in cash and any additional amount due to the conversion feature in cash or shares. We intend to utilize our existing cash and marketable securities, future cash flow from operations, existing capacity of our credit agreement, which includes possible increases to term and/or revolving line of credit, as well as evaluate other financing alternatives, to meet the cash requirement at maturity in June 2013.

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

        Cash and cash equivalents totaled $81.2 million at September 24, 2011, compared to $179.2 million at December 25, 2010.

        Net cash provided by operating activities for the nine months ending September 24, 2011 and September 25, 2010 was $134.9 million and $100.8 million, respectively. The increase in cash provided by operations was primarily due to net income and trade receivables partially offset by tax payments. The tax benefit related to the disposition of the Phase I clinical business, which increased net income in the first nine months of 2011, will be realized in cash in future quarters. Our days sales outstanding (DSO) increased to 50 days as of September 24, 2011 compared to 45 days as of December 25, 2010, and 52 days at September 25, 2010. Our DSO includes deferred revenue as an offset to accounts receivable in the calculation. The increase in our DSO was primarily driven by slower collections and decreased deferred revenue. Our net cash provided by operating activities will be impacted by future timing of customer payments for products and services as evidenced in our DSO. A one-day increase or decrease in our DSO represents a change of approximately $3.0 million of cash provided by operating activities. Our allowance for doubtful accounts was $4.4 million as of September 24, 2011 compared to $4.8 million as of December 25, 2010.

        Net cash provided by (used in) investing activities for the nine months ending September 24, 2011 and September 25, 2010 was $(12.0) million and $14.6 million, respectively. Our capital expenditures during the first nine months of 2011 were $21.7 million, of which $15.0 million was related to RMS and $6.7 million to PCS. For 2011, we project capital expenditures to be approximately $40.0 million. We anticipate that future capital expenditures will be funded by operating activities, marketable securities and existing credit facilities. During the first nine months of 2011 and 2010, we sold $27.8 million and $67.5 million of marketable securities, respectively.

        Net cash used in financing activities for the nine months ending September 24, 2011 and September 25, 2010 was $215.8 million and $153.5 million, respectively. Proceeds from long-term debt were $235.8 million and $577.8 million for the nine months ending September 24, 2011 and September 25, 2010, respectively. Payments on long-term debt and revolving credit agreements were $214.3 million and $364.8 million for the nine months ending September 24, 2011 and September 25, 2010, respectively. During the first nine months of 2011, we paid $255.6 million for treasury stock and shares of common stock acquired through our ASR compared to $356.4 million in the first nine months of 2010.

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

        In September 2011, the FASB issued an accounting standard update related to the goodwill impairment test. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing companies with the option of performing a qualitative assessment to determine whether future impairment testing is necessary. The revised standard is effective for us on January 1, 2012 and will be applied prospectively.

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

Interest Rate Risk

        We have entered into our credit agreement (amended and restated as of August 26, 2010, February 24, 2011 and September 23, 2011). Our primary interest rate exposure results from changes in LIBOR or the base rates which are used to determine the applicable interest rates under our term loans and revolving credit facility in the credit agreement.

        Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $7.4 million on a pre-tax basis. The book value of our debt approximates fair value.

        We issued $350.0 million of the 2013 Notes in a private placement in the second quarter of 2006. The Convertible 2013 Notes bear a fixed interest rate of 2.25%. The fair market value of the outstanding notes was approximately $343.9 million on September 24, 2011 based on their quoted market value.

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

        During 2011 and 2010, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on customer transactions and certain balance sheet items, including intracompany loans. The foreign currency contract outstanding as of September 24, 2011 is a non-designated hedge, and is marked to market with changes in fair value recorded to earnings.

Item 4.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of September 24, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in Internal Controls

        There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 24, 2011 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 25, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. With the exception of the risk factor set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 25, 2010.

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

        As previously reported in our Form 10-K for fiscal year 2010, our 2010 sales to unaffiliated customers for Japan was approximately $74.0 million (representing 6.5% of our 2010 consolidated net sales). Presently, we believe that the aggregate impact to our business operations as a result of the events in Japan and potential consequential disruptions will not have a material effect on our future business, results of operations or financial condition. However, we cannot provide assurance that the eventual impact will not be greater than our expectations, particularly if we are adversely affected by customers ceasing or slowing their research and development spending on account of ongoing challenges in Japan, which would negatively affect their demand for our products and services, or if these disruptions adversely affect our ability to meet our customers' demands for products and services.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table provides information relating to our purchases of shares of our common stock during the quarter ended September 24, 2011.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (dollars in thousands)
June 26, 2011 to July 23, 2011	354,108	$40.98	354,065	$190,504
July 24, 2011 to August 20, 2011	648,549	$34.94	648,310	$167,843
August 21, 2011 to September 24, 2011	842,475	$31.56	841,701	$141,257

Total:	1,845,132		1,844,076

        Our Board of Directors has authorized a share repurchase program, originally authorized on July 29, 2010, and subsequently amended on October 20, 2010, to acquire up to a total of $750.0 million of common stock. The program does not have a fixed expiration date.

        During the third quarter we repurchased 1,844,076 shares on the open market at a total cost of $63.7 million.

        Additionally, our Incentive Plans permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, during the quarter ended September 24, 2011, we acquired 1,056 shares for $.04 million as a result of such withholdings.

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
101
The following materials from the Form 10-Q for the quarter ended September 24, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Changes in Equity and (v) Notes to Unaudited, Condensed Consolidated Interim Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
November 2, 2011	/s/ JAMES C. FOSTER James C. Foster Chairman, President and Chief Executive Officer
November 2, 2011	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer