Form 10-K
period 2011-12-31
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2012-02-27
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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
____________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On June 25, 2011, the aggregate market value of the Registrant's voting common stock held by non-affiliates of the Registrant was approximately $1,994,509,735. As of February 17, 2012, there were 48,886,858 shares of the Registrant's common stock outstanding, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders scheduled to be held on May 8, 2012, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2012 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business

General
This Annual Report on Form 10-K contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on our current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: the pursuit of our initiatives to optimize returns for stockholders, including efforts to improve our operating margins, improve free cash flow, invest in growth businesses and return value to shareholders; goodwill and asset impairments still under review; future demand for drug discovery and development products and services, and in particular non-regulated discovery, including the outsourcing of these services and spending trends by our clients; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of our revenues; our cost structure; the impact of acquisitions and dispositions; our expectations with respect to sales growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure); changes in our expectations regarding future stock option, restricted stock, and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our cash flow and liquidity. In addition, these statements include the impact of economic and market conditions on our clients; the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis and the ability of Charles River to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K under the section entitled “Our Strategy,” the section entitled “Risks Related to Our Business and Industry,” the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.
Corporate History
We began operating in 1947 and since then, we have undergone several changes to our business structure. Charles River Laboratories International, Inc. was incorporated in 1994 and in 2000, we completed our initial public offering. Our stock is traded on the New York Stock Exchange under the symbol “CRL” and is included in the Standard & Poor's MidCap 400 and Composite 1500 indices, the Dow Jones US Biotechnology Index, the NYSE Composite and Healthcare Sector indices, and many of the Russell indices, among others. We are headquartered in Wilmington, Massachusetts. Our headquarters mailing address is 251 Ballardvale Street, Wilmington, MA, 01887, and the telephone number at that location is (781) 222-6000. Our Internet site is www.criver.com. Material contained on our Internet site is not incorporated by reference into this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Charles River,” “we,” “us” or “our” refer to Charles River Laboratories International, Inc. and its subsidiaries.
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
Overview
We are a leading global provider of solutions that accelerate the early-stage drug discovery and development process. The focus of our business is in vivo biology; our portfolio includes research models and services required to enable in vivo drug discovery and development.
Discovery represents the earliest stages of research in the life sciences, directed at the identification, screening and selection of a lead compound for future drug development. Discovery activities typically extend anywhere from 4-6 years in conventional pharmaceutical research and development timelines.
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
The development of new drugs requires the steadily increasing investment of time and money; various studies and reports estimate it takes between 10-16 years, up to $2.0 billion, and exploration of more than 10,000 drug compounds to produce a single FDA-approved drug. We are positioned to leverage our core competency in in vivo biology in an efficient and cost-effective way to aid our clients in bringing their drugs to market faster. Utilizing our broad portfolio of products and services enables our clients to reduce costs, increase speed and enhance their productivity and effectiveness in early-stage drug discovery and development.
We have been in the business of providing the research models required in research and development of new drugs, devices and therapies for 65 years. Over this time, we have built upon our core competency of in vivo biology to develop a diverse and growing portfolio of products and services. Our client base includes global pharmaceutical companies, biotechnology companies, government agencies, and leading hospitals and academic institutions around the world. We currently operate approximately 64 facilities in 15 countries worldwide. Our products and services, supported by our global infrastructure and deep scientific expertise, enable our clients to meet many of the challenges of early-stage life sciences research. In 2011, our net sales from continuing operations were $1.1 billion and our operating income from continuing operations was $174.3 million.
We have two reporting segments: Research Models and Services (RMS) and Preclinical Services (PCS).
Through our RMS segment, we have been supplying research models to the drug development industry since 1947. With over 150 different strains, we continue to maintain our position as the global leader in the production and sale of the most widely used rodent research model strains, principally genetically and microbiologically defined purpose-bred rats and mice. We also provide a variety of related services that are designed to assist our clients in supporting the use of research models in drug discovery and development. With multiple facilities located on three continents (North America, Europe and Asia), we maintain production centers, including barrier rooms and/or isolator facilities, strategically located near our clients. In 2011, RMS accounted for 61.7% of our total net sales from continuing operations and approximately 51% of our employees including approximately 100 science professionals with advanced scientific degrees.
Services provided by our PCS business segment enables our clients to outsource their critical, regulatory-required safety assessment and related drug development activities to us. The demand for these services has historically been driven by preclinical development programs of biotechnology companies, which traditionally have been outsourced, and also by the selective outsourcing strategy of larger global pharmaceutical companies. The basis for global pharmaceutical and biotechnology companies choosing to outsource their development activities is traced to the significant investments in personnel, facilities and other capital resources required in order to efficiently and effectively conduct these activities. Outsourcing allows them to focus on their core competencies of innovation and early drug discovery and, particularly for pharmaceutical companies, promotion and market distribution.
We are one of the two largest providers of preclinical (including both discovery and development) services worldwide and offer particular expertise in the design, execution and reporting of safety assessment studies, especially those dealing with large molecule (biologics) and other innovative therapies. We currently provide preclinical services at multiple facilities located in the United States, Canada, and Europe. Our PCS segment represented 38.3% of our total net sales from continuing operations in 2011 and employed 45% of our employees including approximately 295 science professionals with advanced scientific degrees.

We provide non-regulated (or non-GLP) discovery services in both the RMS and PCS business segments. As they have continued to reduce infrastructure and search for more efficient and cost effective models of drug discovery and development, large pharmaceutical and biotechnology companies are choosing to outsource more discovery services, which they historically considered core competencies. These services, which are generally non-regulated, are used by sponsors to screen molecules and make earlier “go-no go” decisions as to which molecules should be selected for continued investment.
Over the past three years, we have focused our efforts on unifying our businesses and improving the efficiency of our global operations. These actions were intended to enhance our ability to support our key pharmaceutical and biotechnology clients, who are increasingly seeking full service, global partners to whom they can outsource more of their early-stage drug research and development efforts. By some estimates, the outsourced in vivo discovery and drug development services markets in which we currently participate, ranging from research model production to non-regulated discovery services to regulated safety assessment, has a current size of approximately $6.0 billion and in the aggregate is expected to increase over time as outsourcing trends continue. It is estimated that the market for regulated safety assessment services is approximately 40% outsourced, while emerging growth areas such as in vivo discovery and certain research model services are believed to be less outsourced currently.
Research Models and Services (RMS). Our RMS segment is comprised of (1) Research Models, (2) Research Model Services and (3) other related products and services.
Research Models. A significant portion of this business is comprised of the commercial production and sale of research models, principally purpose-bred rats and mice for use by researchers. We provide our rodent models to numerous clients around the world, including most pharmaceutical companies, a broad range of biotechnology companies, many government agencies, and leading hospitals and academic institutions. We have 20 production facilities located in 7 countries worldwide, which are strategically located to be in close proximity to our clients. Our research models include both standard strains and disease models such as those with compromised immune systems, which are in demand as early-stage research tools. The United States Food and Drug Administration (FDA) and foreign regulatory bodies typically require that the safety and efficacy of new drug candidates be tested on research models like ours prior to testing in humans. As a result, our research models are an essential part of the drug discovery and development process.
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
Our small research models include:

•	outbred, which are genetically heterogeneous;

•	inbred, which are genetically identical;

•	hybrid, which are the offspring of two different inbred parents;

•	spontaneous mutant, which contain a naturally occurring genetic mutation (such as immune deficiency); and

•	other genetically modified research models, including knock-out models with one or more disabled genes and transgenic models.
We also offer proprietary, disease-specific mouse and rat models used to find new treatments for diseases such as diabetes, obesity, cardiovascular and kidney disease. We are presently focusing our disease model program on five areas of research: oncology, central nervous system, metabolic, cardiovascular and renal diseases.
In addition to our small research models, we also are a premier provider of high quality, purpose bred, specific-pathogen-free (SPF) large research models to the biomedical research community.
Research Model Services. RMS also offers a variety of services designed to support our clients use of research models in screening drug candidates. These services capitalize on the technologies and relationships developed through our research model business, and address the need among pharmaceutical and biotechnology companies to outsource the non-core aspects of their drug discovery activities. These services include those which are related to the maintenance and monitoring of research models, as well as services designed to implement efficacy screening protocols to improve the client's drug evaluation process. We currently offer four major categories of research models services-Genetically Engineered Models and Services, Insourcing Solutions (f/k/a Consulting and Staffing Services), Discovery Services and Research Animal Diagnostic Services.
Genetically Engineered Models and Services (GEMS). In this area of our business, we assist our clients in breeding and maintenance of research models purchased or purposefully created by our clients for biomedical research activities. While the creation of a genetically engineered model (GEM) can be a critical scientific event, it is only the first step in the discovery process. Productive utilization of GEMs requires significant additional technical expertise in order to properly support early discovery research. We provide breeding expertise and colony development, quarantine, health monitoring, germplasm cryopreservation, and rederivation including assisted reproduction and genetic monitoring. We provide these services to clients around the world from pharmaceutical and biotechnology companies to hospitals and universities.
Insourcing Solutions. Building upon our core capability as the leading provider of high-quality research models, we manage research model care operations (including recruitment, training, staffing and management services) on behalf of government and academic organizations, as well as commercial clients. Demand for our services has been driven by the trend for research institutions to choose to retain certain elements of their research efforts in-house, but prefer to outsource staffing and management of those elements. In addition, we believe that our expertise in in vivo biology, and in particular research model care, facility operations, and discovery and development services, enhances the productivity and quality of our clients' research model programs.
Discovery Services. Augmenting our traditional model production and GEMS, we believe there are emerging opportunities to assist our clients in a variety of discovery, research, development and imaging areas. Expediting the development process of investigational agents by providing products and services to clients extends their internal capabilities, complements their internal expertise and helps reduce product development timelines. In addition, our in vivo biology expertise positions us to provide complementary disease model services, which include surgical procedures, pre-conditioning and aging. Our discovery and research and development capabilities include facilities in North Carolina (focusing on therapeutic efficacy studies in oncology, inflammation and metabolic disease) and Finland (focusing on therapeutic efficacy studies for the evaluation of investigational agents for the treatment of diseases of the central nervous system). In addition, we offer therapeutic efficacy expertise in inflammation, metabolic, cardiovascular and oncologic pharmacology.
Research Animal Diagnostic Services. We assist our clients in monitoring and analyzing the health profiles of the research models and cell lines used in their research protocols. We developed this capability internally by building upon the scientific foundation created by the diagnostic laboratory needs of our research model business. Depending upon a client's needs, we may serve as its sole-source testing laboratory, or as an alternative source supporting its internal laboratory capabilities. We believe that the continued use, characterization and utilization of specific disease models and GEMs allows us to be well positioned to be the reference laboratory of choice for health testing of laboratory research models and an industry leader in the field of animal diagnostics.
Other Related Research Model Products and Services. We also offer two other categories of products and services within RMS: in vitro products and avian vaccine services.
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
Our growth in the In Vitro business is driven by our FDA approved line of next generation endotoxin testing products, which are based on the Endosafe Portable Testing System (Endosafe®-PTS™) technology that allows rapid endotoxin testing in the central laboratory or manufacturing environment. In recent years, we have expanded the PTS product portfolio to include a multiple sample testing system known as the Endosafe-MCS (multi cartridge system) in response to the demand of our higher testing volume clients. We anticipate continued adoption of rapid methods as our clients respond to the FDA's Process Analytical Technology (PAT) Initiative. In addition, we are planning to introduce a fully automated MCS in 2012, which will assist in penetrating our client's high-volume central testing laboratories. We also expect to see expanded use of this rapid endotoxin testing technology in non-traditional areas such as renal dialysis, nuclear and compounding pharmacies, and cellular therapy. We are currently exploring obtaining 510(k) medical device approval of this technology for clinical diagnostic applications.
Avian Vaccine Services. We are the global leader for the supply of specific-pathogen-free, or SPF, fertile chicken eggs and chickens. SPF chicken embryos are used by animal health companies as self-contained “bioreactors” for the manufacture of live viruses. These viruses are used as a raw material primarily in poultry, as well as human, vaccine applications. The production of SPF eggs is performed under biosecure conditions, similar in many ways to our research model production. We have a worldwide presence, with several SPF egg production facilities in the United States, contracted production capabilities in Hungary, and franchise operations in China and India. We also operate a specialized avian laboratory in the United States, which provides in-house quality control testing of the SPF flocks, offers testing services to vaccine companies and commercial poultry operations, and manufactures poultry diagnostics and bulk antigens for poultry vaccines.
Preclinical Services (PCS).
We currently offer the following preclinical services, in which we include both in vivo and in vitro studies, supportive laboratory services, and strategic preclinical consulting and program management to support product development:
Discovery Support. At the earliest stages of lead compound identification, our scientists are engaged in evaluating the pharmacology of drug candidates in several important therapeutic areas, including:

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
Safety Assessment. We offer a full range of preclinical studies required for regulatory submission on a global basis.
Bioanalysis, Pharmacokinetics, and Drug Metabolism. In support of preclinical drug safety testing, our clients are required to demonstrate ample drug exposure, stability in the collected sample, kinetics of their drug or compound in circulation, the presence of metabolites, and with recombinant proteins and peptides, the presence or absence of anti-drug antibodies. We have scientific depth in the sophisticated bioanalytical techniques required to satisfy these requirements for a number of drug classes. After performing sample analysis for preclinical study support, we have the opportunity to capture the benefits of bridging the preclinical bioanalysis with subsequent clinical development. Once the analysis is complete, our scientists evaluate the data to provide information on the pharmacokinetics and/or toxicokinetics of the drug, as well as complete evaluation of the distribution of the drug or metabolites. Pharmacokinetics refers to understanding what the body does to a drug or compound once administered, including the process by which the drug is absorbed, distributed in the body, metabolized, and excreted (ADME); toxicokinetics refers to the same understanding as applied to higher doses that may result in adverse effects. Our clients require these studies for the full preclinical assessment of the disposition of the drug, the results of which are used in the final preclinical safety evaluation of the compound.
Toxicology. Toxicology is one of our core preclinical competencies and a competitive strength. Once a lead molecule is selected, appropriate toxicology studies are conducted in support of clinical trials in humans. These toxicology studies are typically performed in laboratory models to elucidate the potential adverse effects that a compound has on an organism over a variety of doses and over various time periods, and focus on safety and assessment of harmful effects. Our toxicology services feature:

•
all the standard protocols for general toxicity testing (genotoxicity, safety pharmacology, acute, sub-acute, chronic toxicity and carcinogenicity bioassays) required for regulatory submissions supporting “first-in-human” to “first-to-the-market” strategies;

•
expertise in specialty routes of administration and modes of administration (e.g., infusion, intravitreal, intrathecal, and inhalation), which are important not only for the testing of potential pharmaceuticals, but also for the safety testing of medical devices, industrial chemicals, food additives, agrochemicals, biocides, nutraceuticals, animal health products and other materials;

•	expertise in the conduct and assessment of reproductive and developmental toxicology studies (in support of larger scale and later-stage human clinical trials);

•	services in important specialty areas such as ocular, bone, juvenile/neonatal, immuno-toxicity, photobiology and dermal testing;

•	work in all major therapeutic areas;

•	study design and strategic advice to our clients based on our wealth of experience and scientific expertise in support of drug development; and

•
a strong history of assisting our clients in achieving their regulatory or internal milestones for safety testing, including studies addressing stem cell therapies, DNA vaccines, protein biotherapeutics, small molecules and medical devices.

Our preclinical facilities operate in compliance with Good Laboratory Practices (GLPs) to the extent required by the FDA as well as other international regulatory bodies. Our facilities are regularly inspected by U.S. and other regulatory compliance monitoring authorities, our clients' Quality Assurance departments and our own internal quality assessment program.
Pathology Services. In the drug development process, the ability to identify and characterize clinical and anatomic pathologic changes is critical in determining the safety of potential new therapeutics. We employ a large number of highly trained veterinary pathologists and other scientists who use state-of-the-art techniques to identify potential test article-related changes within tissues, fluids and cells, as well as at the molecular level. Pathology support is critical not only for regulatory safety assessment studies, but also for specialized investigative studies, discovery support, and stand-alone immunohistochemistry evaluations for monoclonal antibodies. Key “go/no-go” decisions regarding continued product development are typically dependent on the identification, characterization and evaluation of gross and microscopic pathology findings we perform for our clients.
Biopharmaceutical Services. We provide specialized testing of biologics and devices frequently outsourced by global pharmaceutical and biotechnology companies. Our laboratories in the United States, Germany, Scotland and Ireland provide timely, compliant molecular biology, virology, bioanalytical, immunochemistry, microbiology and related services. We confirm that biological processes and the drug candidates produced are consistent, correctly defined, stable and essentially contaminant free. This testing is required by the FDA and other global regulatory authorities for our clients to obtain new drug approvals, to maintain government licensed manufacturing facilities and to release approved therapeutic products for patient treatment.
Our manufacturing services group grows and stores well-characterized early-stage client cell lines for later development or manufacture of therapeutic proteins and vaccines for clinical trials. We also collaborate with clients on process development, validation, and manufacturing scale-up.
Our Strategy
Our objective is to be the preferred strategic global partner for our clients. We aim to provide flexible, tailored solutions to help them accelerate and enhance the efficiency of their drug research and development efforts, and thereby drive our growth. Our strategy is to deliver a comprehensive and integrated portfolio of early-stage products and services which supports our clients' goal to maintain the flexible infrastructure they need in order to bring new therapies to market faster and more cost effectively. We believe we have certain competitive advantages in executing this strategy, as a result of our continuing focus on the following:

•
Integrated Early-Stage Portfolio. We are the only large, global contract research organization (CRO) with a portfolio of products and services that focuses almost exclusively on the early-stage drug development platform (from research models and associated services, to non-regulated discovery services, to regulated safety assessment). As such, we are able to collaborate with clients at the earliest stages, when critical decisions are made regarding which molecules will remain in development, and to work alongside them as drug candidates move downstream through the nonclinical development process. In particular, our recognized expertise in in vivo biology provides us with a competitive advantage in understanding our client's molecules, and the challenges faced during the discovery and development process, including non-GLP efficacy and safety assessment testing critical for making “go/no-go” decisions.

•
Deep Scientific Expertise. We are able to provide extensive scientific expertise which may be too costly for our clients to build and/or maintain in-house. Our capabilities allow us to address our clients' demands for “non-core” but strategically important in vivo biology activities and specialty services, such as certain specialty toxicology offerings that are prohibitive for clients to maintain in-house. We have also increasingly aligned our services portfolio along therapeutic lines to simulate many of our clients' internal drug development organizations, particularly in therapeutic areas subject to major research funding or focus, such as oncology, metabolism and obesity, autoimmune/inflammation, cardiovascular, infectious disease and central nervous system.

•
Superior Quality and Client Support. We maintain high quality standards through rigorous management of key performance indicators and an intense focus on biosecurity. These standards allow clients to access products and services throughout our global network, with the confidence that they will obtain consistent results no matter where they choose to obtain their products or conduct their research.

•
Flexible and Customized Solutions. We recognize that clients have individual needs and specific requirements, which increases the importance of flexibility when working with them. We deliver that flexibility through relationships that may take various and customized forms, and which tap into the broad array of physical and/or service resources that we provide. We can help clients better balance their workload/staff requirements by drawing upon the higher utilization and efficiencies of our facilities, often allowing them to reduce their internal capacity and/or staff. We can leverage the expertise embedded in our integrated early-stage portfolio to provide customized arrangements tailored to fit the specific need or therapeutic area focus of a particular client. We are also able to provide additional value to those clients who choose broad based, multi-year partnerships across the breadth of our early-stage portfolio.

•
Large, Global Partner. We believe there is a particular advantage in being a full service, high-quality provider of non-clinical in vivo products and services on a global scale. Many of our clients, especially large pharmaceutical companies, have limited the number of suppliers with which they work, preferring to partner with Tier 1 CROs with a full breadth of capabilities. Large CROs, like Charles River, can present clients with access to greater value through the benefits of economies of scale and scope, extensive therapeutic area expertise, a global footprint, and simplified communications and relationship management. We are focused on leveraging our competitive advantages to ensure we are recognized as a premier preferred provider and building broader and deeper long-term strategic partnerships with our clients.

This strategy and focus has been developed in recognition of the needs of our clients, who are increasingly facing pressure to manage their research and development costs, while at the same time maintain or develop a strong pipeline of innovative new drugs, conduct research and development in multiple countries simultaneously, and identify, hire and retain a breadth of scientific and technical experts. In order to convert what has historically been largely fixed costs into variable expenses and to facilitate and speed their research, our pharmaceutical and biotechnology clients are making strategic decisions to outsource a portfolio of services to high quality, full-service providers like us. Our business prospects are driven primarily by this trend towards the virtualization of our clients through outsourcing, as well as by the level of research and development spending by pharmaceutical and biotechnology companies, the federal government and academic institutions. Outsourcing allows our clients to concentrate their internal expertise and resources on early drug discovery in areas such as lead identification and optimization (and for more mature companies, post-approval marketing), while continuing to advance their most promising products through the development pipeline. This creates opportunities for companies such as ours who can help optimize our clients' programs and assist in accelerating their drug discovery and development process.
In recent years, the pharmaceutical and biotechnology industries have faced challenges that negatively affected demand (and pricing) for outsourced preclinical development services. These challenges included:

•	patent expirations of blockbuster drugs;

•	intensified cost-saving and efficiency actions designed to improve research and development productivity;

•	a stronger emphasis on later-stage programs to accelerate drugs in clinical trials to market;

•	increased pharmaceutical merger activity and the associated integration issues;

•	rationalization of drug pipelines to focus on a smaller number of high-potential therapeutic areas;

•	fluctuations in the biotech funding environment; and

•	an uncertain global economy.

The result has been a fundamental change in our clients' research and development models, particularly with regard to the large pharmaceutical industry. First, these clients are increasingly emphasizing shorter term, non-regulated efficacy studies designed to eliminate non-viable molecules earlier in the development process. This results in a more limited number of molecules undergoing regulated safety assessment, and a greater focus on discovery services, including non-regulated testing such as DMPK (drug metabolism and pharmacokinetics) and in vivo pharmacology. Second, these clients are choosing to outsource more discovery services in order to increase the efficiency and effectiveness of their drug research processes.
We believe that these changes will provide enhanced outsourcing opportunities for us going forward. In fact, we remain optimistic that their receptiveness towards increased discovery services outsourcing and the stabilization of other factors addressed above, including the successful launch of new therapies currently in late-stage development and the subsequent need to replenish early-stage pipelines, will eventually drive the pharmaceutical industry to re-focus on their early-stage development efforts. Also, we believe that as larger pharmaceutical companies become leaner and more efficient, generally focusing on their core competencies of fundamental research and development and commercialization, they will also continue to be conservative in their staffing and further reduce their in-house expertise. This should lead to a reinvigoration of outsourcing as they choose to utilize external resources rather than invest in internal infrastructure. In the aggregate, we believe that the evolving large pharmaceutical research and development model will make our essential products and services even more relevant to our clients, and allows them to leverage our integrated offerings and expertise to drive their R&D efficiency and cost effectiveness.
To address the challenging market conditions which have persisted over the last few years, we have taken significant steps to better support our clients, identify new strategies to enhance client satisfaction, improve operating efficiency, and generally strengthen our business model. In 2009, we realigned our sales force in order to enhance our ability to support our clients and to focus on three particular client segments: global biopharmaceutical companies; mid-tier biopharmaceutical companies; and academic/government institutions. Also in 2009, we realigned our PCS business along functional lines in order to continue the process of standardizing and harmonizing our procedures, which has enabled clients to place work with us at multiple locations with the knowledge that procedures are consistently performed and data delivered in standard formats. In 2010, we began the implementation of an ERP system in order to improve availability of and access to data. In October 2011, we took the next step to further integrate our businesses by unifying RMS and PCS globally. We took this action to strengthen the linkage between the businesses, which enables us to offer clients more seamless access to our broad portfolio and scientific expertise.
We also began to take decisive actions in 2009 to reduce costs and improve operating efficiency through a combination of Lean Six Sigma initiatives and cost-savings actions. These actions were intended to right-size our infrastructure and to identify opportunities to operate more efficiently. In 2011, in addition to our Six Sigma initiative, we undertook a project to identify and implement additional operating efficiencies. These actions were designed to streamline our operating infrastructure, reduce process cycle times, and eliminate non-value added steps so that we could support our clients more efficiently and at a lower cost.
In December 2010, we announced an intensified focus on four key initiatives designed to allow us to drive profitable growth and maximize value for shareholders, and thus better position ourselves to operate successfully in the current and future business environment. We made significant progress in 2011 on these key initiatives:

Initiative	2011 Progress
Improve our consolidated operating margin	Improved consolidated operating margin from continuing operations achieved due to:
• increased RMS margin,
• stable Corporate costs,
• November 2010 cost-savings actions, and
• six-sigma and other process improvement initiatives
Improve our free cash flow generation	• Free cash flow increased in 2011 to a per-share yield we believe was the highest among public CROs.
• Divested non-strategic / underperforming PCS assets (U.S. Phase 1 clinical and China preclinical facility)
Disciplined investment in growth businesses	Capital projects invested in growth business:
• Diagnostic laboratories opening in 2012,
• In Vitro production facility in China, and
• Capacity expansion in Finland Discovery Services business.
Return value to shareholders	• Repurchased 8.4 million shares of common stock for a total purchase price of approximately $300 million.

In light of our actions and intensified focus, we believe that we are well positioned to exploit both existing and new outsourcing opportunities. As strategic outsourcing by our clients increases, and in particular by larger biopharmaceutical clients, we believe that our expertise in areas previously addressed by our clients' in-house capabilities allows us to provide a more flexible, efficient and cost-effective alternative for them. In short, because these products and services are the core of our business, we are able to build and maintain expertise and achieve economies of scale that are difficult for our clients to match within their internal infrastructures.
We intend to continue to broaden the scope of the products and services we provide across the early-stage drug development continuum primarily through internal development, which will be augmented, as needed, through focused acquisitions and alliances. Acquisitions are an integral part of our growth strategy, but we are committed to a disciplined approach that seeks to target businesses that are a sound strategic fit and that offer the prospect of enhancing shareholder value, typically including the achievement of a hurdle rate on return on invested capital above our weighted cost of capital. This strategy may include geographic expansion of existing core services, strengthening our core services or technical capabilities or the addition of a new product or service in a related or adjacent business. In 2011, we identified and evaluated a number of acquisition opportunities, but none that met our criteria closed during the year.
Customers
We maintain a three-pronged sales organization with a focus on:

•	global biopharmaceutical companies;

•	small and mid-sized pharmaceutical companies and biotechnology companies; and

•	academic and government clients.
Our clients continue to consist primarily of all of the major pharmaceutical companies, many biotechnology companies, contract research organizations (CROs), agricultural and chemical companies, life science, veterinary medicine, contract manufacturing organizations (CMOs), medical device, diagnostic and other commercial entities, as well as leading hospitals, academic institutions, and government agencies. We have stable, long-term relationships with many of our clients. During 2011, no single commercial client accounted for more than 5% of our total net sales.
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
Sales, Marketing and Customer Support
We have designated dedicated sales people for each of our three client segments, enhancing our ability to meet client needs by offering customized, tailored solutions across our entire portfolio. In addition, our mid-market pharmaceutical and biotechnology clients will benefit by additional support from a combination of account managers with broad portfolio knowledge and specialists with specific scientific expertise. This allows us to provide comprehensive coverage of all of the market segments among our diverse client population.
We sell our products and services principally through our direct sales force and account management teams, the majority of whom work in North America, with the balance in Europe and the Asia-Pacific countries. In addition to interactions with our direct sales force, our primary promotional activities include organizing scientific symposia, publishing scientific papers and newsletters, webinars, and making presentations and participating at scientific conferences and trade shows in North America, Europe and Asia. We supplement these scientifically based marketing activities with internet-based marketing, advertising and direct mail. In certain locales, our direct sales force is supplemented by international distributors and agents for our products and services, particularly with respect to our In Vitro and Biopharmaceutical Services businesses.
Our internal marketing/product management teams support the field sales staff and account management teams while developing and implementing programs to create close working relationships with clients in the biomedical research industry. We maintain customer service, technical assistance and consulting service departments (in addition to project managers for our service businesses), which address both our clients' routine and more specialized needs and generally serve as a scientific resource for them. We frequently assist our clients in solving problems related to animal husbandry, health and genetics, biosecurity, preclinical study design, regulatory consulting, protocol development and other areas in which our expertise is widely recognized as a valuable resource by our clients.
Our marketing efforts are focused on stimulating demand for further outsourcing across our entire portfolio. We believe that our ability to provide solutions that address all aspects of in vivo biology are increasingly attractive to our clients, and we continue to design and market our commercial activities to deliver flexible, customized programs designed by segment to meet our clients' global and site-specific needs.
Competition
Our goal is to be a leader in each of the markets in which we participate. We compete in the marketplace on the basis of our therapeutic and scientific expertise in in vivo biology, quality, reputation, flexibility, responsiveness, pricing, innovation and global capabilities. We are able to offer a unique portfolio of early-stage products and services to support drug discovery and development.
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

•
For PCS, we believe we are one of the two largest providers of preclinical services in the world, based on net service revenue. Our commercial competitors for preclinical services consist of both publicly held and privately owned companies, and it is estimated that the top ten participants (including Charles River) account for a significant portion of the global outsourced preclinical market, with the rest of the market remaining highly fragmented. Our PCS segment also competes with in-house departments of pharmaceutical and biotechnology companies, universities and teaching hospitals.

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
Employees
As of December 31, 2011, we had approximately 7,100 employees (including approximately 400 professionals with advanced scientific degrees, including Ph.D.s, D.V.M.s, and M.D.s). Our employees are not unionized in the United States, although employees are unionized at some of our European facilities, consistent with local customs for our industry. Our past employee surveys have indicated that we have excellent relationships with our employees.
Backlog
Our backlog for our PCS business segment from continuing operations was $202.5 million at December 31, 2011, as compared to $219.9 million at December 25, 2010. Our preclinical services are performed over varying durations, from short to extended periods of time, which may be as long as several years. We maintain an order backlog to track anticipated revenue from studies and projects that either have not started, but are anticipated to begin in the near future, or are in process and have not been completed. We only recognize a study or project in backlog after we have received written evidence of a client's intention to proceed. We do not recognize verbal orders as backlog. Cancelled studies or projects are removed from backlog. We do not report backlog for our RMS business segment because turnaround time from order placement to fulfillment, both for products and services, is rapid.
We believe our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, studies vary in duration (i.e., some studies that are included in 2011 backlog may be completed in 2012, while others may be completed in later years). Second, the scope of studies may change, which may either increase or decrease their value. Third, studies included in backlog may be subject to bonus or penalty payments. Fourth, studies may be terminated or delayed at any time by the client or regulatory authorities for a number of reasons, including the failure of a drug to satisfy safety and efficacy requirements or a sponsor making a strategic decision that a study or service is no longer necessary. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study has been made. We cannot provide any assurance that we will be able to realize all or most of the net revenues included in backlog or estimate the portion to be filled in the current year.
Regulatory Matters
As our business operates in a number of distinct operating environments and in a variety of locations worldwide, we are subject to numerous, and sometimes overlapping, regulatory environments.
The Animal Welfare Act (AWA) governs the care and use of certain species of animals used for research. The United States Congress has passed legislation which excludes laboratory rats, mice and chickens used for research from regulation under the AWA. As a result, most of our U.S. small animal research models activities and our avian vaccine services operations are not subject to regulation under the AWA. For regulated species, the AWA and attendant Animal Care regulations require producers and users of regulated species to provide veterinary care and to utilize specific husbandry practices such as cage size, shipping conditions, sanitation and, for certain species, environmental enrichment to assure the welfare of these animals. We comply with licensing and registration requirement standards set by the United States Department of Agriculture (USDA) for the care and use of regulated species. Our animal production facilities and preclinical facilities in the U.S. are accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International (AAALAC), a private, nonprofit, international organization that promotes the humane treatment of animals in science through voluntary accreditation and assessment programs. AAALAC covers all species of laboratory animals, including rats, mice and birds. Our preclinical business is also generally regulated by the USDA.
Our import and export of animals in support of several of our business units as well as our operations in foreign countries are subject to international agreements and conventions, as well as a variety of national, regional, and local laws and regulations, which establish the standards for the humane treatment, care and handling of animals by dealers and research facilities. We maintain the necessary certificates, licenses, detailed standard operating procedures and other documentation required to comply with applicable regulations for the humane treatment of the animals in our custody at our locations.
Our PCS business conducts nonclinical safety assessment studies intended to support the registration or licensing of our clients' products throughout the world. A minor part of our RMS business also conducts similar studies for our clients. The conduct of many of these studies must comply with national statutory or regulatory requirements for Good Laboratory Practice (GLP). GLP regulations describe a quality system concerned with the organizational process and the conditions under which nonclinical studies are planned, performed, monitored, recorded, archived and reported. GLP compliance is required by such regulatory agencies as the FDA, United States Environmental Protection Agency, European Medicines Agency (EMA), Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom, Health Canada, and the Japanese Ministry of Health and Welfare, among others. GLP requirements are significantly harmonized throughout the world and our laboratories are capable of conducting studies in compliance with all appropriate requirements. To assure our compliance obligations, we have established quality assurance units (QAU) in each of our nonclinical laboratories. The QAUs operate independently from those individuals that direct and conduct studies, and monitor each study to assure management that the facilities, equipment, personnel, methods, practices, records, and controls are in compliance with GLP. Our laboratory managers use the results of QAU monitoring as part of a continuous process improvement program to assure our nonclinical studies meet client and regulatory expectations for quality and integrity.
Our manufacturing businesses produce endotoxin test kits, reagents, cell banks used in research and biopharmaceutical production and vaccine support products. Additionally, several of our laboratories conduct identity, stability and potency testing in support of our clients' manufacturing programs. These activities are subject to regulation by the FDA and other national regulatory agencies under their respective current Good Manufacturing Practice (cGMP) regulations. We are subject to inspection on a routine basis for compliance with these regulations. These regulations require that we manufacture our products or perform testing in a prescribed manner with respect to cGMP compliance, and maintain records of our manufacturing, testing and control activities. We also maintain a Biological License Agreement (BLA) with the FDA's Center for Biologics Evaluation and Research (CBER) that covers the manufacture and distribution of in vitro diagnostic reagents in detecting endotoxins. We also maintain an Establishment License with USDA's Center for Veterinary Biologics (CVB) that covers certain of our sites which manufacture USDA licensed antigens, antibodies, and viruses that are sold to clients for use in the manufacturing of their own USDA licensed products. Our vaccine support business also manufactures and markets three USDA licensed products that are considered final use products (Mycoplasma Gallisepticum Antigen, Mycoplasma Melegridis Antigen and Mycoplasma Synoviae Antigen), and sites involved in the manufacture of these articles are subject to regular inspection by USDA/CVB.
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
To ensure that all business sectors comply with applicable statutory and regulatory requirements and satisfy our client expectations for quality and regulatory compliance, we have established a corporate regulatory affairs and compliance organization that oversees our corporate quality system and all of our quality assurance functions.
Intellectual Property
We develop and implement computer software and technically derived procedures and products intended to maximize the quality and effectiveness of our services. Although our intellectual property rights are valuable to our success, we believe that such factors as the technical expertise, proprietary know-how, ability and experience of our professionals are more important, and that, overall, these technological capabilities provide significant benefits to our clients. Where we consider it appropriate, steps are taken to protect our know-how through confidentiality agreements and through registrations. In addition, we in-license technology and products from other companies when it enhances both our product and services businesses. In the future, in-licensing may become a larger initiative to enhancing our offerings, particularly as we focus on therapeutic area expertise. With the exception of technology related to our In Vitro testing business, including the Endosafe-PTS, we have no patents, trademarks, licenses, franchises or concessions which are material and upon which any of the products or services we offer are dependent.
Corporate Governance
We are committed to operating our business with integrity and accountability. We strive to meet or exceed all of the corporate governance standards established by the New York Stock Exchange, the Securities and Exchange Commission, and the Federal government as implemented by the Sarbanes-Oxley Act of 2002. Nine of the ten members of our Board of Directors are independent and have no significant financial, business or personal ties to the Company or management and all of our Board committees (with the exception of our Executive Committee and our Strategic Planning and Capital Allocation Committee) are composed entirely of independent directors. The Board adheres to Corporate Governance Guidelines and a Code of Business Conduct and Ethics which has been communicated to employees and posted on our website. We are diligent in complying with established accounting principles and are committed to providing financial information that is transparent, timely and accurate. We have a Related Person Transactions Policy designed to promote the timely identification of such transactions and to ensure we give appropriate consideration to any real or perceived conflicts in our commercial arrangements. We have a global process through which employees, either directly or anonymously, can notify management (and the Audit Committee of the Board of Directors) of alleged accounting and auditing concerns or violations including fraud. Our internal Disclosure Committee meets regularly and operates pursuant to formal disclosure procedures and guidelines which help to ensure that our public disclosures are accurate and timely. Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Related Person Transactions Policy are available on our website at www.criver.com under the “Investor Relations-Corporate Governance” caption.

Item 1A.    Risk Factors

Risks Related to Our Business and Industry
Set forth below, elsewhere in this Form 10-K and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-K. We note that factors set forth below, individually or in the aggregate, may cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

The outsourcing trend in the preclinical stages of drug discovery and development may decrease, which could slow our growth.
Over the past decade, our businesses have grown as a result of the increase in pharmaceutical and biotechnology companies outsourcing their preclinical research support activities. While many industry analysts expect the outsourcing trend to continue to increase for the next several years (although with different growth rates for different phases of drug discovery and development) decreases in preclinical outsourcing activity may result in a diminished growth rate in the sales of any one or more of our service lines and may adversely affect our financial condition and results of operations. In fact, in 2011 our revenues for our PCS segment declined 6.3% from 2010, our 2010 PCS revenues declined 8.8% from 2009, and 2009 revenues declined 19.5% from 2008. For additional discussion of the factors that we believe have recently been influencing outsourcing demand from our clients, please see the section entitled “Our Strategy” included elsewhere in the Form 10-K. Furthermore, our client contracts are generally terminable on little or no notice. Termination of a large contract or multiple contracts could adversely affect our sales and profitability. Our operations and financial results could be significantly affected by these risks.
A reduction in research and development budgets at pharmaceutical and biotechnology companies may adversely affect our business.
Our clients include researchers at pharmaceutical and biotechnology companies. Our ability to continue to grow and win new business is dependent in large part upon the ability and willingness of the pharmaceutical and biotechnology industries to continue to spend on molecules in the preclinical phase of research and development and to outsource the products and services we provide. Fluctuations in the expenditure amounts in each phase of the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities (including available resources of our biotechnology clients, particularly those that are cash-negative, who may be highly focused on rationing their liquid assets in a challenging funding environment), general economic conditions and institutional budgetary policies. Our business could be adversely affected by any significant decrease in drug research and development expenditures by pharmaceutical and biotechnology companies, as well as by academic institutions, government laboratories or private foundations. In particular, studies in recent years have indicated that a majority of academic researchers are anticipating reductions in their budgets. Similarly, economic factors and industry trends that affect our clients in these industries, including funding for biotechnology companies, which have suffered during the recent economic downturn, also affect their research and development budgets and, consequentially, our business as well. The economic downturn has also negatively affected us to the extent that the research and development spending by our pharmaceutical clients has been directed towards their later-stage products rather than early-stage studies as they reprioritize pipelines (focusing on the back-end of their pipelines in the near-term) and moderate their spending per drug candidate. Furthermore, our clients (particularly larger biopharmaceutical companies) continue to search for ways to maximize the return on their investments with a focus on leaner research and development costs per drug candidate. For additional discussion of the factors that we believe have recently been influencing research and development budgets at our clients, please see the sections entitled “Our Strategy” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in the Form 10-K.
A reduction or delay in government funding of research and development may adversely affect our business.
A portion of net sales in our RMS segment is derived from clients at academic institutions and research laboratories whose funding is partially dependent on both the level and timing of funding from government sources, such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies, which can be difficult to forecast. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Our sales may be adversely affected if our clients delay purchases as a result of uncertainties surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. Other programs, such as homeland security or defense, or general efforts to reduce the federal budget deficit could be viewed by the U.S. government as a higher priority. These budgetary pressures may result in reduced allocations in the future to government agencies that fund research and development activities. Although the Obama administration's stimulus packages in 2009 and 2010 included increases in NIH funding, NIH funding had otherwise remained fairly flat in recent years (including into 2012). A reduction in government funding for the NIH or other government research agencies could adversely affect our business and our financial results. Also, there is no guarantee that NIH funding will be directed towards projects and studies that require use of our products and services.
Changes in government regulation or in practices relating to the pharmaceutical or biotechnology industries, including potential health care reform, could decrease the need for the services we provide.
Governmental agencies throughout the world, but particularly in the U.S., strictly regulate the drug development process. Our business involves helping pharmaceutical and biotechnology companies, among others, navigate the regulatory drug approval process. Accordingly, many regulations, and often new regulations, are expected to result in higher regulatory standards and often additional revenues for companies that service these industries. However, some changes in regulations, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that we have difficulty satisfying or that make our services less competitive, could eliminate or substantially reduce the demand for our services. In addition, if regulatory authorities were to mandate a significant reduction in safety assessment procedures which utilize laboratory animals (as has been advocated by certain groups), certain segments of our business could be materially adversely affected.
In March 2010, the U.S. Congress enacted health care reform legislation intended over time to expand health insurance coverage and impose health industry cost containment measures. In November 2011, the U.S. Supreme Court decided to review the constitutionality of this legislation and agreed to hear oral arguments in March 2012. If this legislation, or parts of it, is found to be constitutional, the legislation as enacted and implemented may significantly impact the pharmaceutical and biotechnology industries. In addition, the U.S. Congress, various state legislatures and European and Asian governments may consider various types of health care reform in order to control growing health care costs. We are presently uncertain as to the effects of the recently enacted legislation on our business and are unable to predict what legislative proposals will be adopted in the future, if any.
Implementation of health care reform legislation may have certain benefits but also may contain costs that could limit the profits that can be made from the development of new drugs. This could adversely affect research and development expenditures by pharmaceutical and biotechnology companies, which could in turn decrease the business opportunities available to us both in the U.S. and abroad. In addition, new laws or regulations may create a risk of liability, increase our costs or limit our service offerings. Furthermore, if health insurers were to change their practices with respect to reimbursements for pharmaceutical products, our clients may spend less, or reduce their growth in spending on research and development.
Any failure by us to comply with applicable regulations and related guidance could harm our reputation and operating results, and compliance with new regulations and guidance may result in additional costs.
Any failure on our part to comply with applicable regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. This could harm our reputation, our prospects for future work and our operating results. For example, the issuance of a notice of observations or a warning from the FDA based on a finding of a material violation by us of good laboratory practice or current good manufacturing practice requirements could materially and adversely affect us. In recent years, the FDA has significantly increased the number of warning letters regarding drug products. Typically, such letters (and the underlying accountability) are directed to the drug sponsor, but in recent years the FDA has provided such letters to a small number of other contract research organizations (CRO). If our operations are found to violate any applicable law or other governmental regulations, we might be subject to civil and criminal penalties, damages and fines. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management's attention from the operation of our business and damage our reputation.
In addition, regulations and guidance worldwide concerning the production and use of laboratory animals for research purposes continues to be updated. Notably, there has been a recent updating and adoption of new guidance in Europe that will be implemented over a period of several years on a country-by-country basis. Because of the complexities of the formal adoption process, the finalization and implementation of this guidance will likely take three or more years, but is likely to be fully implemented by 2016. Some of the new guidance will require additional operating and capital expenses that will impact not only us and our industry competitors but clients in the biomedical research community, who not only will bear the costs of these changes in the pricing of goods and services, but will also need to make similar changes in their own operations.
Similarly, guidance has been and continues to be developed for other areas that impact the biomedical research community on both a national and international basis, including transportation, euthanasia guidance, and import and export requirements of biological materials, health monitoring requirements and the use of disinfectants. In the U.S., guidance used by the NIH and by certain oversight agencies for the care and use of laboratory animals was revised in 2010 and will be implemented over a three year period which began in 2011. Furthermore, we have had to begin implementation of some components of this new guidance in 2011 in order to avoid additional costs in certain long-term contracts initiated or bid upon in 2011. Conforming to these new guidelines will likely cause us increased costs attributable to upgrading of existing or addition of new facilities, the need to add personnel to address new processes, as well as increased administrative burden.
Our standard client agreements contain customer‑determined termination and service reduction provisions, which may result in less contract revenue than we anticipate.
Generally, our agreements with our clients provide that the clients can terminate the agreements or reduce the scope of services under the agreements with little or no notice. Clients may elect to terminate their agreements with us for various reasons, including:

•	the products being tested fail to satisfy safety requirements;

•	unexpected or undesired study results;

•	production problems resulting in shortages of the drug being tested;

•	the client's decision to forego or terminate a particular study;

•	the loss of funding for the particular research study; or

•	general convenience/client preference.
If a client terminates a contract with us, we are entitled under the terms of the contract to receive revenue earned to date as well as certain other costs and, in some cases, penalties. Cancellation of a large contract or proximate cancellation of multiple contracts could materially adversely affect our business and, therefore, may adversely affect our operating results.
Many of our contracts are fixed price and may be delayed or terminated or reduced in scope for reasons beyond our control, or we may under‑price or overrun cost estimates with these contracts, potentially resulting in financial losses.
Many of our contracts provide for services on a fixed price or fee-for-service with a cap basis and, accordingly, we bear the financial risk if we initially under-price our contracts or otherwise overrun our cost estimates. In addition, these contracts may be terminated or reduced in scope either immediately or upon notice. Cancellations may occur for a variety of reasons, and often at the discretion of the client. The loss, reduction in scope or delay of a large contract or the loss or delay of multiple contracts could materially adversely affect our business, although our contracts frequently entitle us to receive the costs of winding down the terminated projects, as well as all fees earned by us up to the time of termination. Some contracts also entitle us to a predetermined termination fee and irrevocably committed costs/expenses.
Contaminations in our animal populations can damage our inventory, harm our reputation for contaminant-free production, result in decreased sales and cause us to incur additional costs.
Our research models and fertile chicken eggs must be free of certain infectious agents such as certain viruses and bacteria because the presence of these contaminants can distort or compromise the quality of research results and could adversely impact human or animal health. The presence of these infectious agents in our animal production facilities and certain service operations could disrupt our contaminant-free research model and fertile egg production as well as our animal services businesses including GEMS, harm our reputation for contaminant-free production and result in decreased sales.
Contaminations typically require cleaning up, renovating, disinfecting, retesting and restarting production or services. Such clean-ups result in inventory loss, clean-up and start-up costs, and reduced sales as a result of lost client orders and credits for prior shipments. In addition to microbiological contaminations, the potential for genetic mix-ups or mismatings also exists and may require the restarting of the applicable colonies. While this does not require the complete clean-up, renovation and disinfection of the barrier room, it would likely result in inventory loss, additional start-up costs and possibly reduced sales. Contaminations also expose us to risks that clients will request compensation for damages in excess of our contractual indemnification requirements. There also exists a risk that contaminations from models that we produce may affect our client's facilities, with similar impact to them. In some cases, we may produce or import animals carrying infectious agents capable of causing disease in humans; and in the case of such a contamination or undiagnosed infection, there could be a possible risk of human exposure and infection.
We are also subject to similar contamination risks with respect to our large research models. While often we own these models, they may be maintained on our behalf at a site operated by the original provider. Accordingly, risk of contamination may be outside of our control, and we depend on the practices and protocols of third parties to ensure a contamination-free environment. Furthermore, while we often negotiate for contractual risk indemnification, we may be exposed in the event of such contaminations if the third party does not fulfill its indemnification obligation or is unable to as a result of insolvency or other impediments.
All such contaminations described above are unanticipated and difficult to predict and could adversely impact our financial results. Many of our operations are comprised of complex mechanical systems which are subject to periodic failure, including aging fatigue. Such failures are unpredictable, and while we have made significant capital expenditures designed to strengthen our biosecurity, improve our operating procedures to protect against such contaminations, and replace impaired systems and equipment in advance of such events, failures and/or contaminations may still occur.
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
We perform a test for goodwill impairment annually and whenever events or circumstances make it likely the fair value of a reporting unit has fallen below its carrying amount to determine if impairment exists. The goodwill impairment analysis is a two-step process. The first step is used to identify potential impairment and involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. Fair value is determined by using a weighted combination of a market based approach and an income approach, as this combination is deemed to be the most indicative of our fair value in an orderly transaction between market participants. Under the market-based approach, we utilize information about our Company as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value our reporting units. Under the income approach, we determine fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures and future market conditions, among others. Our projections are based on an internal strategic review. Key assumptions, strategies, opportunities and risks from this strategic review along with a market evaluation are the basis for our assessment. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired. However, if the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.
The second step of the goodwill impairment process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined similar to how goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. In determining the fair value of assets, we utilize appraisals for the fair value of property and equipment and valuations of certain intangible assets, including client relationships.
Our annual goodwill impairment assessment has historically been completed at the beginning of the fourth quarter. Based on our assessment (step one) for 2011, the fair value of our business units exceed their carrying value and therefore our goodwill was not impaired.
Goodwill will not be amortized, but will be reviewed for impairment at least annually. The results of this year's impairment test are as of a point in time. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value in subsequent years. To the extent goodwill is impaired, its carrying value will be written down to its implied fair value and a charge will be made to our earnings. Such an impairment charge could materially and adversely affect our operating results and financial condition. As of December 31, 2011, we had recorded goodwill and other intangibles of $291.0 million in the consolidated balance sheet.
Our business is subject to risks relating to operating internationally.
A significant part of our net sales is derived from operations outside the U.S. Our international revenues, which include revenues from our non-U.S. subsidiaries, have represented approximately one-half of our total net sales in recent years. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. There are a number of risks associated with our international business, including:

•
foreign currencies we receive for sales and in which we record expenses outside the U.S. could be subject to unfavorable exchange rates with the U.S. dollar and reduce the amount of revenue and cash flow (and increase the amount of expenses) that we recognize and cause fluctuations in reported financial results;

•
certain contracts, particularly in Canada, are frequently denominated in currencies other than the currency in which we incur expenses related to those contracts and where expenses are incurred in currencies other than those in which contracts are priced, fluctuations in the relative value of those currencies could have a material adverse effect on our results of operations;

•	general economic and political conditions in the markets in which we operate;

•	potential international conflicts, including terrorist acts;

•	potential trade restrictions, exchange controls and legal restrictions on the repatriation of funds into the U.S.;

•
difficulties and costs associated with staffing and managing foreign operations, including risks of violations of local laws or anti-bribery laws such as the U.S. Foreign Corrupt Practices Act, the UK Bribery Act, and the OECD

Convention on Combating Bribery of Foreign Public Officials in International Business Transactions;

•	unexpected changes in regulatory requirements;

•	the difficulties of compliance with a wide variety of foreign laws and regulations;

•	unfavorable labor regulations in foreign jurisdictions;

•	potentially negative consequences from changes in or interpretations of US and foreign tax laws;

•	exposure to business disruption or property damage due to geographically unique natural disasters;

•	longer accounts receivable cycles in certain foreign countries; and

•	import and export licensing requirements.
Negative attention from special interest groups may impair our business.
The products and services which we provide our clients are essential to the drug discovery and development process, and are almost universally mandated by law. Notwithstanding, certain special interest groups categorically object to the use of animals for valid research purposes. Historically, our core research model activities with rats, mice and other rodents have not been the subject of significant animal rights media attention. However, research activities with animals have been the subject of adverse attention, including shareholder proposals, impacting the industry. This has included demonstrations near facilities operated by us, as well as a shareholder proposal we received for our 2012 Annual Meeting. Any negative attention, threats or acts of vandalism directed against our animal research activities in the future could impair our ability to operate our business efficiently.
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
The drug discovery and development services industry is highly competitive. We often compete for business not only with other contract research organizations (CRO), but also with internal discovery and development departments within our larger clients, who may have greater resources than ours. We also compete with universities and teaching hospitals for our services. We compete on a variety of factors, including:

•	reputation for on-time quality performance;

•	reputation for regulatory compliance;

•	expertise and experience in multiple specialized areas;

•	scope and breadth of service and product offerings across the drug discovery and development spectrum;

•	ability to provide flexible and customized solutions to support our clients' drug discovery and development needs;

•	broad geographic availability (with consistent quality);

•	price/value;

•	technological expertise and efficient drug development processes;

•	quality of facilities;

•	financial stability;

•	size; and

•	ability to acquire, process, analyze and report data in an accurate manner.
If we do not compete successfully, our business will suffer. Increased competition might lead to price and other concessions that might adversely affect our operating results. The drug discovery and development services industry has continued to see a trend towards consolidation, particularly among the biotechnology companies, who are targets for each other and for larger pharmaceutical companies (although recent trends since 2008 also demonstrated increased merger activity between larger pharmaceutical companies themselves). If this trend continues, it is likely to produce more competition among the larger companies and CROs generally, with respect to both clients and acquisition candidates. In addition, while there are substantial barriers to entry for large, global competitors with broad-based services, small, specialized entities considering entering the CRO industry will continue to find lower barriers to entry, and private equity firms may determine that there are opportunities to acquire and consolidate these companies, thus further increasing possible competition. Furthermore, between 2006 and 2008, both Charles River and our competitors, particularly in the preclinical services area, invested significantly in capital projects to increase capacity. An ongoing challenge for all participants is balancing existing (and sometimes excess) capacity and market demand. Where capacity has been increased too much, pressure to lower prices or to take on lower-margin studies and projects can occur. More generally, our competitors or others might develop technologies, services or products that are more effective or commercially attractive than our current or future technologies, services or products, or that render our technologies, services or products less competitive or obsolete. If competitors introduce superior technologies, services or products and we cannot make enhancements to ours to remain competitive, our competitive position, and in turn our business, revenue and financial condition, would be materially and adversely affected. In the aggregate, these competitive pressures may affect the attractiveness of our technologies, services or products and could adversely affect our financial results.
Potential Changes in U.S. Tax Law.
In its budget submission to Congress in February 2010, and reiterated in the administration's 2012 and 2013 budget proposals, the Obama administration proposed changes to the manner in which the U.S. would tax the international income of U.S.-based companies. The proposed changes include, among others, limiting the ability of U.S. corporations to deduct interest expense allocated and apportioned to offshore earnings and modifying the foreign tax credit rules. Additionally, on October 26, 2011, House Ways and Means committee Chairman Camp released a draft tax reform proposal that includes a reduction in the corporate statutory tax rate, a move to a territorial tax system which allows a partial exemption from taxation for dividends received from foreign corporations and gains recognized on the sale of shares in foreign corporations, as well as certain anti-base erosion and thin capitalization rules. While it is uncertain how the U.S. Congress may address the issue of tax reform, it continues to be a topic of discussion and debate. Although the scope of the proposed changes remains unclear and the likelihood of enactment is uncertain, it is possible that these or other changes in the U.S. tax laws could increase our effective tax rate which would affect our profitability.
We could be adversely affected by tax law changes in Canada and the United Kingdom.
We have substantial operations in Canada and the United Kingdom which currently benefit from favorable corporate tax arrangements. We receive substantial tax credits in Canada from both the Canadian federal and Quebec governments and benefits from enhanced deductions and accelerated tax depreciation allowances in the U.K. Any reduction in the availability or amount of these tax credits or deductions due to tax law changes or outcomes of tax controversies would likely have a material adverse effect on our profits, cash flow and our effective tax rate.
Contract research services create a risk of liability.
As a contract research organization, we face a range of potential liabilities which may include:

•
errors or omissions in reporting of study detail in preclinical studies that may lead to inaccurate reports, which may undermine the usefulness of a study or data from the study, or which may potentially advance studies absent the necessary support or inhibit studies from proceeding to the next level of testing;

•
risks associated with our possible failure to properly care for our clients' property, such as research models and samples, study compounds, records, work in progress, other archived materials, or goods and materials in transit, while in our possession;

•
risks that models in our breeding facilities or in facilities that we manage may be infected with diseases that may be harmful and even lethal to themselves or humans despite preventive measures contained in our policies for the quarantine and handling of imported animals; and

•
risks that we may have errors and omissions related to our products designed to conduct lot release testing of medical devices and injectable drugs (primarily through our In Vitro business) or in the testing of biologics and other services performed by our biopharmaceutical services business, which could result in us or our clients failing to identify unsafe or contaminated materials.

We attempt to mitigate these risks through a variety of methods. Nonetheless, it is impossible to completely eradicate such risks.
In our RMS business, we mitigate these risks to the best of our abilities through our regimen of animal testing, quarantine, and veterinary staff vigilance, through which we seek to control the exposure of animal related disease or infections.
In our PCS business, we attempt to reduce these risks by contract provisions entitling us to be indemnified or entitling us to a limitation of liability, insurance maintained by our clients and by us, and various regulatory requirements we must follow in connection with our business.
In both our RMS and PCS businesses, contractual risk transfer indemnifications generally do not protect us against liability arising from certain of our own actions, such as negligence or misconduct. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim which is not covered by a contractual indemnification provision or in the event that a party who must indemnify us does not fulfill its indemnification obligations or which is beyond the level of insurance coverage. Furthermore, there can be no assurance that we or a party required to indemnify us will be able to maintain such insurance coverage on terms acceptable to us.
New technologies may be developed, validated and increasingly used in biomedical research that could reduce demand for some of our products and services.
For many years, groups within the scientific and research communities have attempted to develop models, methods and systems that would replace or supplement the use of living animals as test subjects in biomedical research. Some companies have developed techniques in these areas that may have scientific merit. In addition, technological improvements to existing or new processes, such as imaging technology, could result in a refinement in the number of animal research models necessary to conduct the required research. It is our strategy to participate in some fashion with any non-animal test method or other method that reduces the need for animal research models as it becomes validated as a research model alternative or adjunct in our markets. However, we generally may not be successful in commercializing these methods if developed, and sales or profits from these methods may not offset reduced sales or profits from research models. Alternative research methods could decrease the need for research models, and we may not be able to develop new products effectively or in a timely manner to replace any lost sales. In addition, other companies or entities may develop research models with characteristics different than the ones that we produce, and which may be viewed as more desirable by our clients.
Upgrading and integrating our business systems could result in implementation issues and business disruptions.
In 2010 we completed the initial implementation of a project to replace many of our numerous legacy business systems at our different sites globally with an enterprise wide, integrated enterprise resource planning (ERP) system. The first stages, which included all of our U.S. sites as well as our RMS site in Canada, and our PCS sites in Montreal and Edinburgh, went live in 2010. We are now enhancing the value of the system's reporting capabilities. The expansion of the system to other international locations may occur at a future date based on value to the business. In general, the process of planning and preparing for these types of integrated, wide-scale implementations is extremely complex and we are required to address a number of challenges including data conversion, system cutover and user training. Problems in any of these areas could cause operational problems during implementation including delayed shipments, missed sales, billing and accounting errors and other operational issues. There have been numerous, well-publicized instances of companies experiencing difficulties with the implementation of ERP systems which resulted in negative business consequences.
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
At December 31, 2011, we had approximately $739 million of debt. This debt could have significant adverse effects on our business, including making it more difficult for us to obtain additional financing on favorable terms; requiring us to dedicate a substantial portion of our cash flows from operations to the repayment of debt and the interest on this debt; limiting our ability to capitalize on significant business opportunities; and making us more vulnerable to rising interest rates. For additional information regarding our debt, please see Note 5 included in the Notes to Consolidated Financial Statements elsewhere in this Form 10-K.
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

•
challenges with developing and operating new businesses, including those which are materially different from our existing businesses and which may require the development or acquisition of new internal capabilities and expertise;

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
We operate large and complex computer systems that contain significant amounts of client data. As a routine element of our business, we collect, analyze and retain substantial amounts of data pertaining to the preclinical studies we conduct for our clients. Unauthorized third parties could attempt to gain entry to such computer systems for the purpose of stealing data or disrupting the systems. We believe that we have taken adequate measures to protect them from intrusion, and we continue to improve and enhance our systems in this regard, but in the event that our efforts are unsuccessful we could suffer significant harm. Our contracts with our clients typically contain provisions that require us to keep confidential the information generated from these studies. In the event the confidentiality of such information was compromised, we could suffer significant harm.
We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which would harm our business.
Our success depends to a significant extent on the continued services of our senior management and other members of management. James C. Foster, our Chief Executive Officer since 1992 and Chairman since 2000, has held various positions with us for 35 years. We have no employment agreement with Mr. Foster or other members of our non-European based senior management. If Mr. Foster or other members of senior management do not continue in their present positions, our business may suffer.
Because of the specialized scientific nature of our business, we are highly dependent upon attracting and retaining qualified scientific, technical and managerial personnel. While we have a strong record of employee retention, there is still significant competition for qualified personnel in the veterinary, pharmaceutical and biotechnology fields. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, could harm our business.
Our quarterly operating results may vary, which could negatively affect the market price of our common stock.
Our results of operations in any quarter may vary from quarter to quarter and are influenced by such factors as:

•	changes in the general global economy;

•	the number and scope of ongoing client engagements;

•	the commencement, postponement, delay, progress, completion or cancellation of client contracts in the quarter;

•	changes in the mix of our products and services;

•	the extent of cost overruns;

•	holiday buying patterns of our clients;

•	budget cycles of our clients;

•	the timing and charges associated with completed acquisitions and other events;

•	the occasional extra “53rd week” that we recognize in a fiscal year (and 4th fiscal quarter thereof) due to our fiscal year ending on the last Saturday in December; and

•	exchange rate fluctuations.
We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. Nonetheless, fluctuations in our quarterly operating results could negatively affect the market price of our common stock.

Item 1B.    Unresolved Staff Comments
There are no unresolved comments to be reported in response to Item 1B.

Item 2.    Properties

We own or lease the land and buildings where we have facilities. We own large facilities (facilities over 50,000 square feet) for our PCS businesses in the United States, Canada, Scotland and Ireland, and lease large facilities in the United States. We own large RMS facilities in the United Kingdom, France, Germany, Japan, Canada and the United States. None of our leases is individually material to our business operations. Many of our leases have an option to renew, and we believe that we will be able to successfully renew expiring leases on terms satisfactory to us. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed. For additional information see Note 10 to the Consolidated Financial Statements included elsewhere in this Form 10-K.
We continually evaluate capacity in light of our client needs and demands. Accordingly, in 2011 we disposed of our PCS operation in Shanghai, China and consolidated our Discovery Services site in Michigan with our operations in North Carolina. Currently, we do not anticipate significant expansion requirements in our PCS business for the next few years due to available capacity at existing and suspended sites. However, we may expand at specific sites should we determine that it is not feasible to utilize available capacity at existing or suspended sites. We have adequate capacity to meet the current needs of our RMS clients and do not currently envision the need for significant expansion of our RMS capacity.
We continue to employ a master site planning strategy to proactively evaluate our real estate needs. In certain circumstances, we dispose of or consolidate operations where the associated real estate is leased. Depending on the resolution of these situations, we may be encumbered with the remaining real estate lease obligations.

Item 3.    Legal Proceedings

We are not party to any material legal proceedings, other than ordinary routine litigation incidental to our business that is not material to our business or financial condition.  On January 31, 2012, a putative class action, entitled Irma Garcia v. Charles River Laboratories, Inc., was filed against us in the San Diego Superior Court, alleging various causes of action related to failure to make proper and timely payments to employees in California, failure to timely furnish accurate itemized wage statements, unfair business practices, associated penalties pursuant to California law, and declaratory relief. While no prediction may be made as to the outcome of litigation, we intend to defend against this proceeding vigorously.

Item 4.    Not Applicable

Supplementary Item. Executive Officers of the Registrant (pursuant to Instruction 3 to Item 401(b) of Regulation S-K).

Below are the names, ages and principal occupations of each of our current executive officers. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.
Thomas F. Ackerman, age 57, joined us in 1988 with over eleven years of combined public accounting and international finance experience. He was named Controller, North America in 1992 and became our Vice President and Chief Financial Officer in 1996. In 1999, he was named a Senior Vice President and in 2005 he was named a Corporate Executive Vice President. He is currently responsible for overseeing our Accounting and Finance Department and several other corporate staff departments. Prior to joining us, Mr. Ackerman was an accountant at Arthur Andersen & Co.
James C. Foster, age 61, joined us in 1976 as General Counsel. Over the past 35 years, Mr. Foster has held various staff and managerial positions, and was named our President in 1991, Chief Executive Officer in 1992 and our Chairman in 2000.
Jörg M. Geller, age 57, joined our German operation in 1986 as production manager. In 1994 he was promoted to Vice President and in 2007 he was named a Senior Vice President. In 2011, Dr. Geller was promoted to Corporate Executive Vice President, European & Asian Operations. Prior to joining the Company, Dr. Geller was employed in private practice as a veterinarian.

Nancy A. Gillett, age 56, joined us in 1999 with the acquisition of Sierra Biomedical. Dr. Gillett has 27 years of experience as an ACVP board certified pathologist and scientific manager. In 1999, she became Senior Vice President and General Manager of our Sierra Biomedical division, and subsequently held a variety of managerial positions, including President and General Manager of Sierra Biomedical and Corporate Vice President and General Manager of Drug Discovery and Development (the predecessor to our PCS business segment). In 2004, Dr. Gillett was named Corporate Senior Vice President and President, Global Preclinical Services, and in 2006 she became a Corporate Executive Vice President. Currently, Dr. Gillett serves as our Corporate Executive Vice President, Chief Scientific Officer.
David P. Johst, age 50, joined us in 1991 as Corporate Counsel and was named Vice President, Human Resources in 1995. He became Vice President, Human Resources and Administration in 1996, a Senior Vice President in 1999, and a Corporate Executive Vice President in 2005. He currently serves as the Company's General Counsel and Chief Administrative Officer and is responsible for overseeing our Corporate legal function, Human Resources department and several other corporate staff departments. Prior to joining the Company, Mr. Johst was in private practice at the law firm of Hale and Dorr (now WilmerHale).
Davide Molho, age 42, joined our Italian operations in 1999 and was promoted to Director of Operations for Research Models and Services (RMS) Italy in 2002. In 2005, his role was expanded to include French RMS operations and in 2007, he became Corporate Vice President, European Research Models and Services, with responsibility for all European RMS operations. In July 2009, Dr. Molho was promoted to Corporate Senior Vice President, North American & European Research Models and Services. He was subsequently promoted to Corporate Executive Vice President and President, Global Research Models and Services in December 2010. Since 2011, Dr. Molho has served as our Corporate Executive Vice President, North America Operations.
PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading on the New York Stock Exchange on June 23, 2000 under the symbol "CRL." The following table sets forth for the periods indicated below the high and low sales prices for our common stock.

2012	High	Low
First quarter (through February 17, 2012)	$36.25	$27.39
2011	High	Low
First quarter	$39.39	$35.54
Second quarter	42.47	37.38
Third quarter	42.05	28.54
Fourth quarter	33.57	25.95
2010	High	Low
First quarter	$39.75	$32.74
Second quarter	41.65	28.00
Third quarter	35.87	28.20
Fourth quarter	36.10	30.70
There were no equity securities that were not registered under the Securities Act of 1933, as amended, sold by the Company during the fiscal year ended December 31, 2011.
Shareholders
As of January 31, 2012, there were approximately 448 registered shareholders of the outstanding shares of common stock.
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
Issuer Purchases of Equity Securities
The following table provides information relating to the our purchases of shares of our common stock during the quarter ended December 31, 2011.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
September 25, 2011 to October 22, 2011	450,240	$28.95	450,199	$128,224
October 23, 2011 to November 19, 2011	394,095	$30.36	394,095	$116,258
November 20, 2011 to December 31, 2011	—	$—	—	$116,258
Total:	844,335		844,294
On July 29, 2010, our Board of Directors authorized a $500.0 million stock repurchase program. Our Board of Directors increased the stock repurchase authorization by $250.0 million to $750.0 million on October 20, 2010.
During the fourth quarter of 2011, we repurchased 844,294 shares of common stock for $25.0 million under our Rule 10b5-1 Purchase Plan and in open market trading.
Additionally, the Company's Incentive Plans permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, during the quarter ended December 25, 2010, the Company acquired 41 shares for a nominal amount as a result of such withholdings.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes, as of December 31, 2011, the number of options issued under the Company's stock option plans and the number of options available for future issuance under these plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plan approved by security holders:
Charles River 2000 Incentive Plan	2,322,927		$41.20	1,083,653
Charles River 1999 Management Incentive Plan	1,000		$31.12	6,000
Inveresk 2002 Stock Option Plan	72,041		$26.20	—
2007 Incentive Plan	3,685,295		$36.63	4,709,080
Equity compensation plans not approved by security holders	—		—	—
Total	6,081,263	(1)		5,798,733	(2)
____________________________

(1)
None of the options outstanding under any of our equity compensation plans include rights to any dividend equivalents (i.e., a right to receive from us a payment commensurate to dividend payments received by holders of our common stock or our other equity instruments).

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

The following table provides additional information regarding the aggregate issuances under our existing equity compensation plans as of December 31, 2011:

Category	Number of securities outstanding	Weighted average exercise price	Weighted average term
	(a)	(b)	(c)
Total number of restricted shares outstanding(1)	703,011	$—	—
Total number of options outstanding	6,081.263	$38.25	3.67
____________________________

(1)
For purposes of this table, only unvested restricted stock as of December 31, 2011 is included. Also for purposes of this table only, the total includes 72,668 restricted stock units granted to certain of our employees outside of the United States.

Comparison of 5-Year Cumulative Total Return
Among Charles River Laboratories International, Inc., the S&P 500 Index and the NASDAQ Pharmaceutical Index.
The following stock performance graph compares the annual percentage change in our cumulative total shareholder return on our Common Stock during a period commencing on December 30, 2006 and ending on December 31, 2011 (as measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between our share price at the end and the beginning of the measurement period; by (2) the share price at the beginning of the measurement period) with the cumulative total return of the S&P 500 Index and the NASDAQ Pharmaceutical Index during such period. We have not paid any dividends on the Common Stock, and no dividends are included in the representation of the Company's performance. The stock price performance on the graph below is not necessarily indicative of future price performance. The graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. Information used in the graph was obtained from Standards & Poor's Institutional Market Services, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Charles River Laboratories International, Inc., The S&P 500 Index
And The NASDAQ Pharmaceutical Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/30/06
12/29/07
12/27/08
12/26/09
12/25/10
12/31/11
Charles River Laboratories, Inc.
S&P 500
NASDAQ Pharmaceutical

	Dec. 30, 2006	Dec. 29, 2007	Dec. 27, 2008	Dec. 26, 2009	Dec. 25, 2010	Dec. 31, 2011
Charles River Laboratories International, Inc.	100	152.88	57.85	76.21	82.54	63.19
S&P 500 Index	100	105.49	66.46	84.05	96.71	98.75
NASDAQ Pharmaceutical Index	100	90.99	84.71	95.64	100.1	110.44

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

	Fiscal Year(1)
	2011	2010	2009	2008	2007
	(dollars in thousands)
Statement of Income Data:
Net sales	$1,142,647	$1,133,416	$1,171,642	$1,295,299	$1,185,139
Cost of products sold and services provided	740,405	748,656	748,650	796,478	720,254
Selling, general and administrative expenses	198,648	232,489	227,663	223,935	212,471
Goodwill impairment	—	305,000	—	700,000	—
Asset impairment	7,492	91,378	—	—	—
Termination fee	—	30,000	—	—	—
Amortization of intangibles	21,796	24,405	25,716	26,725	30,020
Operating income (loss)	174,306	(298,512)	169,613	(451,839)	222,394
Interest income	1,353	1,186	1,712	7,882	9,120
Interest expense	(42,586)	(35,279)	(21,682)	(22,335)	(24,453)
Other, net	(411)	(1,477)	1,914	(5,154)	(1,392)
Income (loss) from continuing operations before income taxes	132,662	(334,082)	151,557	(471,446)	205,669
Provision for income taxes	17,140	23	40,354	57,029	56,023
Income (loss) from continuing operations net of income taxes	115,522	(334,105)	111,203	(528,475)	149,646
Income (loss) from discontinued businesses, net of tax	(5,545)	(8,012)	1,399	3,283	1,472
Net income (loss)	109,977	(342,117)	112,602	(525,192)	151,118
Net income (loss) attributable to noncontrolling interests	(411)	5,448	1,839	687	(470)
Net income (loss) attributable to common shareowners	$109,566	$(336,669)	$114,441	$(524,505)	$150,648
Common Share Data:
Earnings (loss) per common share
Basic
Continuing operations attributable to common shareowners	$2.26	$(5.25)	$1.73	$(7.85)	$2.23
Discontinued operations	$(0.11)	$(0.13)	$0.02	$0.05	$(0.02)
Net income (loss) attributable to common shareowners	$2.16	$(5.38)	$1.75	$(7.8)	$2.25
Diluted
Continuing operations attributable to common shareowners	$2.24	$(5.25)	$1.72	$(7.85)	$2.17
Discontinued operations	$(0.11)	$(0.13)	$0.02	$0.05	$(0.02)
Net income (loss) attributable to common shareowners	$2.14	$(5.38)	$1.74	$(7.8)	$2.19
Other Data:
Depreciation and amortization	$85,230	$93,649	$89,962	$86,851	$81,965
Capital expenditures	49,143	42,860	79,853	198,642	230,754
Balance Sheet Data (at end of period):
Cash and cash equivalents	$68,905	$179,160	$182,574	$243,592	$225,449
Working capital	209,046	293,114	345,828	317,141	299,587
Goodwill, net	197,561	198,438	508,235	457,578	1,120,540
Total assets	1,558,320	1,733,373	2,204,093	2,141,413	2,778,313
Total debt and capital lease obligations	717,945	700,852	492,832	515,332	437,902
Total shareowners' equity	525,583	687,423	1,375,243	1,241,286	1,905,390
_______________________________________________________________________________

(1)	Our fiscal year consists of 12 months ending on the last Saturday on, or prior to, December 31.

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
Overview
We are a leading global provider of solutions that advance the drug discovery and development process, including research models and associated services and outsourced preclinical services. We provide our products and services to global pharmaceutical companies and biotechnology companies, as well as government agencies, leading hospitals and academic institutions throughout the world in order to bring drugs to market faster and more efficiently. We have built upon our core competency of in vivo biology, including laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of preclinical services - both GLP (Good Laboratory Practice) and non-GLP - which address drug discovery and development. Utilizing our broad portfolio of products and services enables our clients to create a more flexible drug development model which reduces their costs, enhances their productivity and effectiveness, and increases speed to market. We have been in business for 65 years and currently operate approximately 64 facilities in 15 countries worldwide.
Large pharmaceutical and biotechnology companies have been undergoing significant changes over the last few years as they endeavor to improve the productivity of their drug development pipelines, and at the same time, streamline their infrastructures in order to improve efficiency and reduce operating costs. Our clients' efforts have had an unfavorable impact on our operations as a result of: measured research and development spending by major pharmaceutical and biotechnology companies; delays in client decisions and commitments; tight cost constraints and the resultant pricing pressure, particularly in view of excess capacity in the contract research industry; a focus on late-stage clinical testing as clients accelerate their efforts to bring drugs to market in the face of expiration of patents on branded drugs; decreased funding for biopharmaceutical companies and the impact of healthcare reform initiatives. In addition, consolidation in the pharmaceutical and biotechnology industry has also affected demand for our products and services. All of these ongoing factors continue to contribute to demand uncertainty.
The market for our goods and services appears to be stabilizing but we remain uncertain as to when the unfavorable market factors will abate. As part of clients efforts to improve pipeline productivity, pharmaceutical and biotechnology companies are emphasizing efficacy testing in order to eliminate therapies from the pipeline earlier in the drug development process. This trend is visible in increasing demand for our non-GLP in vivo pharmacology and drug metabolism and pharmacokinetics (DMPK) services. We continue to anticipate that our clients will reduce their internal capacity through closure of underutilized facilities and increase their use of these outsourced services in the future, because utilizing outsourced services enables them to create a flexible drug development model which improves operating efficiency and reduces costs. We believe that increased focus on strategic outsourcing by our clients should result in the expansion of strategic relationships with a reduced and limited number of partners, which will drive demand for our services. We believe that the long-term drivers for our business as a whole will primarily emerge from our clients' continued demand for research models and services and both GLP and non-GLP in vivo biology services, which are essential to the drug development process. However, presently it is challenging to predict the timing associated with these drivers.
We continue to focus on our four key initiatives designed to allow us to drive profitable growth and to maximize value for shareholders, and thus better position ourselves to operate successfully in the current and future business environment. These four initiatives are:

•
Improving the consolidated operating margin. We continue to aggressively manage our cost structure and drive operating efficiencies which are expected to generate improving operating margins. We have already implemented significant actions to reduce costs during the last two years to manage challenging industry-wide preclinical market conditions. These actions have favorably impacted our margins in 2011. In the fourth quarter of 2011, we implemented a headcount reduction of approximately 2%, primarily in the Preclinical Services (PCS) business. This action is expected to generate annual savings of approximately $7.5 million beginning in 2012.

•
Improving free cash flow generation. We believe we have adequate capacity to support revenue growth in both business segments without significant additional investment for expansion. Improved operating margins, elimination of operating losses with the sale of our Phase I clinical business in 2011 and the closure of our PCS China facility in 2011, and minimal requirements for capital expansion, should contribute to strong cash flow generation. We expect capital expenditures to be approximately $50 million in 2012.

•
Disciplined investment in growth businesses. We continue to maintain a disciplined focus on deployment of capital, investing in those areas of our existing business which will generate the greatest sales growth and profitability, such as Genetically Engineered Models and Services (GEMS), Discovery Services (DS), In Vitro products and Biopharmaceutical Services.

•
Returning value to shareholders. We are repurchasing our stock with the intent to drive immediate shareholder value and earnings per share accretion. During 2011, we repurchased 8.4 million shares. Our weighted average shares outstanding for 2011 has decreased to 51.3 million shares from 62.6 million shares for 2010. As of December 31, 2011, we had $116.3 million remaining on our $750.0 million stock repurchase authorization.

Total net sales in 2011 were $1,142.6 million, an increase of 0.8% from $1,133.4 million in 2010. The sales increase was due primarily to increased sales for RMS partially offset by lower PCS sales. The effect of foreign currency translation had a positive impact on sales of 2.2%. Due to the timing of our fiscal year end, we periodically recognize a "53rd week" in a fiscal year. The 53rd week in 2011 contributed approximately 1.0% to reported 2011 sales.
Our gross margin increased to 35.2% of net sales in 2011 compared to 33.9% of net sales in 2010, due primarily to cost savings actions and the impact of increased RMS sales.
Our operating income was $174.3 million for 2011 compared to an operating loss of $298.5 million for 2010. Income from continuing operations, net of tax, was $115.5 million for 2011 compared to an operating loss of $334.1 million for 2010. The increase in operating income was primarily due to prior year items which include a goodwill impairment, asset impairments and the $30.0 million acquisition termination fee. For 2011, diluted earnings per share attributable to common shareowners was $2.14 compared to a diluted loss per share of $5.38 in 2010. Our capital expenditures totaled $49.1 million for 2011, compared to $42.9 million for 2010. Our planned capital expenditures in 2012 are approximately $50.0 million. Net income attributable to common shareowners was $109.6 million in 2011, compared to a net loss of $336.7 million in 2010.
We report two segments: Research Models and Services (RMS) and Preclinical Services (PCS), which reflects the manner in which our operating units are managed.
Our RMS segment, which represented 61.7% of net sales in 2011, includes three categories: production of research models, Research Model Services, and Other Products. Research Model Services include four business units: Genetically Engineered Models and Services (GEMS), Research Animal Diagnostics (RADS), Discovery Services (DS), and Insourcing Solutions (IS). Other Products includes our In Vitro business and avian vaccine services. Net sales for the RMS segment increased 5.8% compared to 2010, primarily driven by higher sales of Other Products and Research Model Services. The effect of foreign currency translation has a positive impact on sales of 2.7%. We experienced increases in both the RMS gross margin, to 42.1% from 41.7%, and operating margin to 29.2% from 27.7% last year, due mainly to the impact of cost savings and our fixed cost leverage with increased sales.
Our PCS segment, which represented 38.3% of net sales in 2011, includes services required to take a drug through the development process including discovery support, safety assessment and biopharmaceutical services. Sales for this segment decreased 6.3% from 2010, driven by slower demand for preclinical services partially offset by favorable foreign currency, which increased sales growth by 1.5%. We experienced an increase in the PCS gross margin to 24.0% from 22.8% in 2010, due mainly to impairments in 2010 and cost savings in 2011 partially offset by the impact of sales mix and continued pricing pressure. The 2011 operating margin was 5.7% compared to (81.4%) in 2010, mainly due to the goodwill impairment and asset impairments in 2010.
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
We consider the following accounting estimates important in understanding our operating results and financial condition. For additional accounting policies see Notes to Consolidated Financial Statements-Note 1. Significant Accounting

Policies.
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
We perform a test for goodwill impairment annually and whenever events or circumstances make it likely the fair value of a reporting unit has fallen below its carrying amount to determine if impairment exists. The goodwill impairment analysis is a two-step process. The first step is used to identify potential impairment and involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. Fair value is determined by using a weighted combination of a market-based approach and an income approach, as this combination is deemed to be the most indicative of our fair value in an orderly transaction between market participants. Under the market-based approach, we utilize information about our Company as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value our reporting units. Under the income approach, we determine fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures and future market conditions, among others. Our projections are based on our internal plans. Key assumptions, strategies, opportunities and risks from this strategic review along with a market evaluation are the basis for our assessment. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired. However, if the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.
The second step of the goodwill impairment process is to determine the impairment which involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined similar to the manner in which goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. In determining the fair value of assets, we utilize appraisals for the fair value of property and equipment and valuations of certain intangible assets, including client relationships.
Our annual goodwill impairment assessment has historically been completed at the beginning of the fourth quarter. Based on our assessment (step one) for 2011, the fair value of our businesses units exceeded their carrying value therefore our goodwill was not impaired.
Additionally, we performed an annual assessment of the fair value of our in-process research and development acquired in the acquisition of SPC. The fair value of the in-process research and development was less than the carrying value recorded as the time of the acquisition. Based on the evaluation, we recorded an impairment in 2011 of $6.8 million.
Goodwill and other indefinite-lived assets will not be amortized, but will be reviewed for impairment at least annually. The results of this year's impairment test are as of a point in time. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value in subsequent years. To the extent goodwill is impaired, its carrying value will be written down to its implied fair value and a charge will be made to our earnings. Such an impairment charge could materially and adversely affect our operating results and financial condition. As of December 31, 2011, we had recorded goodwill and other intangibles of $291.0 million in the consolidated balance sheet.
For intangible assets, goodwill and property, plant and equipment, we assess the carrying value of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

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
Revenue Recognition
We recognize revenue related to our products, which include research models, in vitro technology and vaccine support products, when persuasive evidence of an arrangement exists, generally in the form of client purchase orders, title and risk of loss have transferred, which occurs upon delivery of the products, the sales price is fixed and determinable and collectability is reasonably assured. These recognition criteria are met at the time the product is delivered to the client's site. Product sales are recorded net of returns upon delivery. For large models in some cases clients pay in advance of delivery of the product. These advances are deferred and recognized as revenue upon delivery of the product.
Our service revenue is comprised of discovery support, safety assessment , RADS, GEMS, DS and IS and is generally evidenced by client contracts. Safety assessment services provide highly specialized toxicology studies to evaluate the safety and toxicity of new pharmaceutical molecules and materials used in medical devices. It also includes pathology services, which provide the ability to identify and characterize pathologic changes within tissues and cells in determining the safety of a new compound. RADS services monitor and analyze the health and genetics of research models used in research protocols. GEMS services include validating, maintaining, breeding and testing research models for biomedical research activities. DS augments our GEMS services by providing efficacy studies and other services required as drugs progress through the development pipeline. IS provides management of animal care operations on behalf of government, academic, pharmaceutical and biotechnology organizations.
The safety assessment services arrangements typically range from one to six months but can range up to approximately 24 months in length. These agreements are negotiated for a fixed fee. Laboratory service arrangements are generally completed within a one-month period and are also of a fixed fee nature. DS services are also short-term in nature, while GEMS and IS are longer-term from six months to five years, and are billed at agreed upon rates as specified in the contract.
Our service revenue is recognized upon the completion of the agreed upon performance criteria. These performance criteria are generally in the form of either study protocols or specified activities or procedures which we are engaged to perform. These performance criteria are established by our clients and do not contain acceptance provisions which are based upon the achievement of certain study or laboratory testing results. Revenue of agreed upon rate contracts is recognized as services are performed, based upon rates specified in the contract. Revenue of fixed fee contracts is recognized as services are performed in relation to estimated costs to complete procedures specified by clients in the form of study protocols. In general, such amounts become billable in accordance with predetermined payment schedules, but are recognized as revenue as services are performed. As a result of the reviews, revisions in estimated effort to complete the contract are reflected in the period in which the change became known.
Deferred and unbilled revenue are recognized in our consolidated balance sheets. In some cases, a portion of the contract fee is paid at the time the study is initiated. These advances are recorded as deferred revenue and recognized as revenue as services are performed. Conversely, in some cases, revenue is recorded based on the level of service performed in advance of billing the client and recognized as unbilled receivable. As of December 31, 2011, based on the difference between the estimated level of services performed and the billing arrangements defined by our service contracts, we recorded unbilled revenue of $29.4 million and deferred revenue of $56.5 million in our consolidated balance sheet.

Pension Plan Accounting
Our defined benefit pension plans' assets, liabilities and expenses are calculated by accredited independent actuaries using certain assumptions which are approved by management. The actuarial computations require the use of assumptions to estimate the total benefits ultimately payable to employees and allocate this cost to the service periods. The key assumptions used to calculate pension costs are determined and reviewed annually by management after consulting with outside investment advisers and actuaries. The key assumptions include the discount rate, the expected return on plan assets and expected future rate of salary increases. In addition, our actuaries determine the expense or liability of the plan using other assumptions for future experiences such as withdrawal and mortality rate. The assumed discount rate, which is intended to be the actual rate at which benefits could effectively be settled, is adjusted based on the change in the long-term bond yield as of the measurement date. As of December 31, 2011, the weighted‑average discount rate for our pension plans was 4.47%. As of December 31, 2011, we had a pension liability of $49.2 million.
The assumed expected return on plan assets is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants. This includes considering the asset allocation and expected returns likely to be earned over the life of the plan. If the actual return is different from the assumed expected return in plan assets, the difference would be amortized over a period of approximately 15 to 20 years. The estimated effect of a 1.0% change in the expected rate of return would increase or decrease pension expense by $2.0 million.
Stock-based Compensation
We recognize compensation expense for all stock-based payment awards made to employees and directors including employee stock options and restricted stock awards based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the estimated fair value of the award and is recognized as expense on a straight-line basis over the requisite service period which is generally the vesting period. During the year ended December 31, 2011, we recognized $21.7 million of stock compensation expense associated with stock options, restricted stock and performance based stock awards. We estimate the fair value of stock options using the Black-Scholes option‑pricing model and the fair value of our restricted stock awards and restricted stock units based on the quoted market price of our common stock. We recognize the associated compensation expense on a straight-line basis over the vesting periods of the awards, net of estimated forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeitures and are updated on a quarterly basis to reflect actual forfeitures of unvested awards.
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

As of December 31, 2011, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $106.5 million. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. Federal and state taxes and withholding taxes payable to the various foreign countries. It is our policy to indefinitely reinvest the earnings of our non-U.S. subsidiaries unless they can be repatriated in a manner that generates a tax benefit or an unforeseen cash need arises in the United States and the earnings can be repatriated in a manner that is substantially free of income taxes. It is not practicable to estimate the amount of additional income taxes payable on the earnings that are indefinitely reinvested in foreign operations.
We are a worldwide business and operate in various tax jurisdictions where tax laws and tax rates are subject to change given the political and economic climate in these countries. We report and pay income taxes based upon operational results and applicable law. Our current and deferred tax provision is based upon enacted tax rates in effect for the current and future periods. Any significant fluctuation in tax rates or changes in tax laws and regulations or changes to interpretation of existing tax laws and regulations could cause our estimate of taxes to change resulting in either increases or decreases in our effective tax rate.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. The tax benefits recognized in our financial statements from such positions are measured based upon the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.
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
Results of Operations
The following table summarizes historical results of operations as a percentage of net sales for the periods shown:

	Fiscal Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Net sales	100.0%	100.0%	100.0%
Cost of products sold and services provided	64.8%	66.1%	63.9%
Selling, general and administrative expenses	17.4%	20.5%	19.4%
Goodwill impairment	—%	26.9%	—%
Asset impairments	0.7%	8.1%	—%
Termination fee	—%	2.6%	—%
Amortization of other intangibles	1.9%	2.2%	2.2%
Operating income (loss)	15.3%	(26.3)%	14.5%
Interest income	0.1%	0.1%	0.1%
Interest expense	3.7%	3.1%	1.9%
Provision for income taxes	1.5%	—%	3.4%
Discontinued operations	(0.5)%	(0.7)%	0.1%
Noncontrolling interests	—%	0.5%	0.2%
Net income (loss) attributable to common shareowners	9.6%	(29.7)%	9.8%

Segment Operations
The following tables show the net sales and the percentage contribution of each of our reportable segments for the past three years. They also show cost of products sold and services provided, selling, general and administrative expenses, amortization of goodwill and intangibles and operating income by segment and as percentages of their respective segment net sales.

	Fiscal Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
	(dollars in millions)
Net sales:
Research models and services	$705.4	$667.0	$659.9
Preclinical services	437.2	466.4	511.7
Cost of products sold and services provided:
Research models and services	408.1	388.6	381.2
Preclinical services	332.3	360.0	367.4
Goodwill impairment:
Preclinical services	—	305.0	—
Termination fee	—	30.0	—
Asset impairment
Research models and services	0.7	0.8	—
Preclinical services	6.8	90.6	—
Selling, general and administrative expenses:
Research models and services	83.6	85.8	79.1
Preclinical services	58.1	73.4	85.1
Unallocated corporate overhead	56.9	73.3	63.5
Amortization of other intangibles:
Research models and services	6.7	7.3	6.3
Preclinical services	15.0	17.1	19.4
Operating income (loss):
Research models and services	206.3	184.5	$193.3
Preclinical services	24.9	(379.7)	39.8
Unallocated corporate overhead	(56.9)	(103.3)	(63.5)

	Fiscal Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Net sales:
Research models and services	61.7%	58.8%	56.3%
Preclinical services	38.3%	41.2%	43.7%
Cost of products sold and services provided:
Research models and services	57.9%	58.3%	57.8%
Preclinical services	76.0%	77.2%	71.8%
Goodwill impairment:
Preclinical services	—%	65.4%	—%
Asset impairment:
Research models and services	0.1%	0.1%	—%
Preclinical services	1.6%	19.4%	—%
Termination fee	—%	—%	—%
Selling, general and administrative expenses:
Research models and services	11.8%	12.9%	12.0%
Preclinical services	13.3%	15.8%	16.6%
Unallocated corporate overhead	—%	—%	—%
Amortization of other intangibles:
Research models and services	1.0%	1.1%	1.0%
Preclinical services	3.4%	3.7%	3.8%
Operating income:
Research models and services	29.2%	27.7%	29.3%
Preclinical services	5.7%	(81.4)%	7.8%
Unallocated corporate overhead	(5.0)%	(9.1)%	(5.4)%
In our consolidated statements of income, we provide a breakdown of net sales and cost of sales between net products and services. Such information is reported irrespective of the business segment from which the sales were generated.
Fiscal 2011 Compared to Fiscal 2010
Net Sales. Net sales for the year ending December 31, 2011 were $1,142.6 million, an increase of $9.2 million, or 0.8%, from $1,133 million for the year ending December 25, 2010, due primarily to increased sales for RMS and favorable foreign currency translation of 2.2% partially offset by lower PCS sales.
Research Models and Services. For the year ending December 31, 2011, net sales for our RMS segment were $705.4 million, an increase of $38.4 million, or 5.8%, from $667.0 million for the year ending December 25, 2010, due primarily to higher Other Product sales, which include our Avian and In Vitro businesses, as well as Research Model Services. The effect of favorable foreign currency translation increased sales by 2.7%.
Preclinical Services. For the year ending December 31, 2011, net sales for our PCS segment were $437.2 million, a decrease of $29.2 million, or 6.3%, from $466.4 million for the year ending December 25, 2010. The sales decrease was driven by reduced biopharmaceutical spending, which resulted in lower demand for our services and a shift in study mix, offset by favorable foreign currency translation of 1.5%.
Cost of Products Sold and Services Provided. Cost of products sold and services provided during 2011 was $740.4  million, a decrease of $8.3 million, or 1.1%, from $748.7 million during 2010. Cost of products sold and services provided during the year ending December 31, 2011 was 64.8% of net sales, compared to 66.1% during the year ending December 25, 2010.
Research Models and Services. Cost of products sold and services provided for RMS during 2011 was $408.1 million, an increase of $19.5 million, or 5.0%, compared to $388.6 million in 2010. Cost of products sold and services provided for the year ending December 31, 2011 decreased to 57.9% of net sales compared to 58.3% of net sales for the year ending December 25, 2010. The decrease in cost as a percentage of sales was due primarily to the impact of our cost-savings actions partially offset by the large model inventory write-off.
Preclinical Services. Cost of services provided for the PCS segment during 2011 was $332.3 million, a decrease of $27.7 million, compared to $360.1 million in 2010. Cost of services provided as a percentage of net sales was 76.0% during the year ending December 31, 2011, compared to 77.2% for the year ending December 25, 2010. The decrease in cost of services provided as a percentage of net sales was primarily due to the impact of our cost-savings actions.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ending December 31, 2011 were $198.7 million, a decrease of $33.8 million, or 14.6%, from $232.5 million for the year ending December 25, 2010. Selling, general and administrative expenses during 2011 were 17.4% of net sales compared to 20.5% for the year ending December 25, 2010. The decrease in selling, general and administrative expenses as a percent of sales was primarily due to the cost saving-actions.
Research Models and Services. Selling, general and administrative expenses for RMS for 2011 were $83.6 million, a decrease of $2.1 million, or 2.5%, compared to $85.7 million in 2010. Selling, general and administrative expenses decreased as a percentage of sales to 11.8% for the year ending December 31, 2011 from 12.9% for the year ending December 25, 2010. The decrease in selling, general and administrative expenses as a percent of sales was primarily due to cost-savings actions.
Preclinical Services. Selling, general and administrative expenses for the PCS segment during 2011 were $58.1 million, a decrease of $15.4 million, or 20.9%, compared to $73.5 million during 2010. Selling, general and administrative expenses for the year ending December 31, 2011 decreased to 13.3% of net sales, compared to 15.8% of net sales for the year ending December 25, 2010, due mainly to the benefit of cost-savings actions.
Unallocated Corporate Overhead. Unallocated corporate overhead, which consists of various costs primarily associated with activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions, was $56.9 million during the year ending December 31, 2011, compared to $73.3 million during the year ending December 25, 2010. The decrease was primarily due to cost-savings actions and tight expense control, a life insurance gain of $7.7 million in 2011 and prior year costs related to the evaluation of a proposed acquisition of $6.6 million.
Goodwill Impairment. Our annual goodwill impairment assessment has historically been completed at the beginning of the fourth quarter. Based on our assessment for 2011, the fair value of our business units exceeded their carrying value: therefore, our goodwill was not impaired.
During the fourth quarter of 2010, based on our annual goodwill assessment, the fair value of our PCS business was less than its carrying value. The second step of the goodwill impairment test involved calculation of the implied goodwill for the PCS business. The carrying value of the goodwill assigned to the PCS business exceeded the implied fair value of goodwill, resulting in a goodwill impairment of $305.0 million.
Asset Impairment. We recorded an asset impairment of $7.5 million composed of a $6.8 million impairment of our PCS in-process research and development cost and an $0.7 impairment of an RMS facility no longer in use.
During the fourth quarter of 2010, based on our then most recent market outlook, we assessed our long-lived assets for impairment. The assessment included an evaluation of the ongoing cash flows of the long-lived assets. We determined, based upon our evaluation, that the long-lived assets associated with PCS-Massachusetts and PCS-China were no longer fully recoverable from the future cash flows. Based upon the assets no longer being fully recoverable, we determined the fair value of the long-lived assets based upon a valuation completed by an independent third party valuation firm. The valuation was based upon the estimated market value of the long-lived assets and the future cash flow expected to be generated from the long-lived assets. Accordingly, we recorded impairment charges of $64.6 million for PCS-Massachusetts, $17.2 million for PCS-China and $7.2 million for in-process research and development costs representing the excess of the carrying value of the SPC assets over their respective fair market values.
Termination fee. On July 29, 2010, in connection with a proposed acquisition, we signed a termination agreement and subsequently paid a $30.0 million termination fee for full satisfaction of the parties' obligations under the acquisition agreement.
Amortization of Other Intangibles. Amortization of other intangibles for the year ending December 31, 2011 was $21.8 million, a decrease of $2.6 million, from $24.4 million for the year ending December 25, 2010. Amortization expense decreased as a percentage of sales to 1.9% for the year ending December 31, 2011, from 2.2% for the year ending December

25, 2010.
Research Models and Services. In 2011, amortization of other intangibles for our RMS segment was $6.7 million, a decrease of $0.6 million from $7.3 million in 2010.
Preclinical Services. For the year ending December 31, 2011, amortization of other intangibles for our PCS segment was $15.0 million, a decrease of $2.1 million from $17.1 million for the year ending December 25, 2010.
Operating Income. Operating income for the year ending December 31, 2011was $174.3 million, an increase from a loss of $298.5  million for the year ending December 25, 2010. Operating income as a percentage of net sales for the year ending December 31, 2011 was 15.3% compared to (26.3)% for the year ending December 25, 2010, due primarily to the impact of the asset impairment, goodwill impairment and termination fee in 2010.
Research Models and Services. For 2011, operating income for our RMS segment was $206.3 million, an increase of $21.9 million, or 11.8%, from $184.5 million in 2010. Operating income as a percentage of net sales for the year ending December 31, 2011 was 29.2%, compared to 27.7% for the year ending December 25, 2010. The increase in operating income as a percentage of net sales was primarily due to cost-savings actions.
Preclinical Services. For the year ending December 31, 2011, operating income for our PCS segment was $24.9 million, an increase from a loss of $379.7 million for the year ending December 25, 2010. Operating income as a percentage of net sales increased to 5.7% in 2011 compared to (81.4)% of net sales in 2010. The increase in operating income as a percentage of net sales was primarily due to the asset impairment, goodwill impairment and termination fee in 2010.
Unallocated Corporate Overhead. Unallocated corporate overhead was $56.9 million during the year ending December 31, 2011, compared to $103.3 million during the year ending December 25, 2010. The decrease was primarily due to the termination fee and costs related to the evaluation of a proposed acquisition of $6.6 million in 2010 as well as cost-savings actions and tight expense control and a life insurance gain of $7.7 million in 2011.
Interest Expense. Interest expense for 2011 was $42.6 million, compared to $35.3 million in 2010. The increase was due to increased debt balances.
Interest Income. Interest income for 2011 was $1.4 million, compared to $1.2 million for 2010.
Income Taxes. Income tax expense in 2011 was $17.1 million, compared to $23 thousand in 2010. Our effective tax rate was 12.9 % in 2011, compared to 0% in 2010. Changes in the effective tax rate result from benefits recognized in 2011 due to releasing a valuation allowance on a tax loss incurred with the disposition of the our Phase I clinical business in the first quarter of 2011, a non-taxable gain on a settlement of a life insurance policy, a settlement of a German tax audit, and the impact of declines in statutory tax rates in the United Kingdom and Japan. Additionally, in 2010, the effective tax rate reflected goodwill and fixed asset impairments and the termination fee for a proposed acquisition, which were unbenefitted for tax purposes and the cost of repatriating foreign earnings that were previously indefinitely reinvested.
Net Income Attributable to Common Shareowners. Net income attributable to common shareowners for the year ending December 31, 2011 was $109.6 million compared to a loss of $336.7 million for the year ending December 25, 2010.

Fiscal 2010 Compared to Fiscal 2009
Net Sales.    Net sales in 2010 were $1,133.4 million, a decrease of $38.2 million, or 3.3%, from $1,171.6 million in 2009.
Research Models and Services.    In 2010, net sales for our RMS segment were $667.0 million, an increase of $7.1 million, or 1.1%, from $659.9 million in 2009. Sales growth was driven by the additions of Piedmont Research Center and Cerebricon, both of which were acquired in 2009, partially offset by lower sales of research models.
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
Research Models and Services.    Cost of products sold and services provided for RMS in 2010 was $388.6 million, an increase of $7.4 million, or 1.9%, compared to $381.2 million in 2009. Cost of products sold and services provided as a percentage of net sales in 2010 was 58.3%, compared to 57.8% in 2009. The increase in cost as a percentage of sales was due mainly to the impact of increased fixed costs with a small sales increase partially offset by cost savings.
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
Selling, General and Administrative Expenses.    Selling, general and administrative expenses in 2010 were $232.5 million, an increase of $4.8 million, or 2.1%, from $227.7 million in 2009. Selling, general and administrative expenses in 2010 were 20.5% of net sales, compared to 19.4% of net sales in 2009. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to lower sales.
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
Preclinical Services.    Selling, general and administrative expenses for the PCS segment in 2010 were $73.4 million, a decrease of $11.7 million, or 13.6%, compared to $85.1 million in 2009 due mainly to reduced allocations of Corporate Marketing and IT costs and tight expense control over discretionary costs. Selling, general and administrative expenses in 2010 decreased to 15.8% of net sales, compared to 16.6% in 2009.
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
Goodwill Impairment.    Our annual goodwill impairment assessment has historically been completed at the beginning of the fourth quarter. Based on our assessment for 2010, the fair value of our PCS business was less than its carrying value. The second step of the goodwill impairment test involved us calculating the implied goodwill for the PCS business. The carrying value of the goodwill assigned to the PCS business exceeded the implied fair value of goodwill resulting in a goodwill impairment of $305.0 million.
Asset Impairment.    During the fourth quarter of 2010, based on our most recent market outlook, we assessed our long-lived assets for impairment. The assessment included an evaluation of the ongoing cash flows of the long-lived assets. We determined, based upon our evaluation, that the long-lived assets associated with PCS-Massachusetts and PCS-China were no longer fully recoverable from the future cash flows. Based upon the assets no longer being fully recoverable, we determined the fair value of the long-lived assets based upon a valuation completed by an independent third party valuation firm. The valuation was based upon the estimated market value of the long-lived assets and the future cash flow expected to be generated from the long-lived assets. Accordingly, we recorded impairment charges of $64.6 million for PCS-Massachusetts, $17.2 million for PCS-China and $7.2 million for in-process research and development costs representing the excess of the carrying value of the SPC assets over their respective fair market values.
Termination Fee.    On July 29, 2010, in connection with a proposed acquisition, we signed a termination agreement and subsequently paid a $30.0 million termination fee for full satisfaction of the parties' obligations under the acquisition agreement.
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
Operating Loss.    The operating loss in 2010 was $298.5 million, compared to operating income of $169.6 million in 2009.
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
Interest Income.    Interest income in 2010 was $1.2 million, compared to $1.7 million in 2009 primarily due to lower cash balances and lower interest rates on invested funds.
Income Taxes.    Income tax expense in 2010 was $23 thousand, compared to $40.4 million in 2009. Our effective tax rate was 0.0 % in 2010, compared to 26.6% in 2009. Changes in the effective tax rate resulted primarily from goodwill and fixed asset impairments and the termination fee for a proposed acquisition that were unbenefitted for tax purposes, amount and mix of earnings, increased tax benefits related to our research and development activities in Canada and the UK and the cost of repatriating foreign earnings that were previously indefinitely reinvested.
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
Net Loss Income attributable to common shareowners.    The net loss attributable to common shareowners in 2010 was $336.7 million, compared to net income of $114.4 million in 2009.
Liquidity and Capital Resources

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our consolidated statements of cash flows.
Our principal sources of liquidity have been our cash flow from operations, our marketable securities and our revolving line of credit arrangements.
On December 25, 2010, we had a $750 million credit agreement, which had a maturity date of August 26, 2015 and provided for a $230 million term loan, a €133.8 million Euro term loan and a $350 million revolving credit facility. On February 24, 2011, we amended the credit agreement, primarily to provide for an incremental $150 million term loan and to modify the leverage ratio used in calculating the interest rate applicable to amounts outstanding. On September 23, 2011, we amended and restated the credit agreement primarily to reduce the interest rate margin applicable to the term loans and the revolving loans based on our leverage ratio and extend the maturity date by approximately one year to September 2016. The current credit agreement provides for a $ 299.8 million term loan, a €69.4 million Euro term loan and a $350 million revolving credit facility. Under specified circumstances, we have the ability to increase the term loans and/or revolving line of credit by up to $250 million in the aggregate. The term loans mature in 20 quarterly installments with the last installment due September 23, 2016. The $350 million revolving facility also matures on September 23, 2016 and requires no scheduled payment before that date. The book value of our term and revolving loans approximates fair value. We had $4.5 million outstanding under letters of credit as of December 31, 2011.
The interest rates applicable to term loans and revolving loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50% or (3) the one-month adjusted LIBOR rate plus 1%) plus an applicable interest rate margin based upon the leverage ratio. Based on our leverage ratio, the margin range for base rate loans is 0.0% to 0.75% and the margin range for LIBOR based loans is 1.00% to 1.75%. As of December 31, 2011, the interest rate margin for base rate loans was 0.75% and for adjusted LIBOR loans was 1.75%.
Our obligations under the credit agreement are guaranteed by our material domestic subsidiaries and are secured by substantially all of our assets, including a pledge of 100% of the capital stock of our domestic subsidiaries (other than the capital stock of any domestic subsidiary that is treated as a disregarded entity for U.S. federal income tax purposes) and 65% of the capital stock of certain first-tier foreign subsidiaries and domestic disregarded entities, and mortgages on owned real property in the U.S. having a book value in excess of $10 million. In addition, the credit agreement includes certain customary representations and warranties, events of default, notices of material adverse changes to our business and negative and affirmative covenants. These covenants include (1) the ratio of consolidated earnings before interest, taxes, depreciation and amortization less capital expenditures to consolidated cash interest expense, which for any period of four consecutive fiscal quarters, of no less than 3.5 to 1.0 as well as (2) the ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization for any period of four of the previous consecutive fiscal quarters, of no more than 4 to 1. In the second and third quarters of 2012, this ratio will step down to 3.5 to 1, and thereafter will step down to 3.25 to 1. As of December 31, 2011, we were compliant with all financial covenants specified in the credit agreement.
In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of 2011, as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax-free. During the third quarter of 2011, we restructured our international operations in a tax-free manner to allow us more flexibility in accessing our offshore cash to fund needs outside the U.S.
In order to enable us to facilitate, on a more timely and cost efficient basis, the repurchase of a substantial number of our shares pursuant to our $750.0 million stock repurchase authorization approved by our Board of Directors in 2010, we entered into agreements with a third party investment bank to implement an accelerated stock repurchase (ASR) program. The ASR programs are recorded as two transactions allocated between the initial purchase of treasury stock and a forward contract indexed to our common stock. The treasury shares result in an immediate reduction of shares on our statement of financial position and in our EPS calculation.
On August 26, 2010, we entered into an agreement with a third party investment bank to implement an ASR program to repurchase $300 million of common stock. Under this ASR, we paid $300 million on August 27, 2010 from cash on hand and available liquidity, including funds borrowed by us under our new amended and restated $750 million credit facility. The initial delivery of 6,000,000 treasury shares was recorded at $175.1 million, the market value at the date of the transaction. We received an additional 750,000 shares under the ASR on September 23, 2010, which were recorded at $23.5 million, which represented the market value on that date, and we received an additional 1,250,000 shares on December 21, 2010, which were recorded at $43.1,million which also represented the market value on that date. During 2010, in total, we repurchased 8,000,000 shares under the ASR program. The ASR was settled on February 11, 2011 based on a discount to the daily volume weighted average price (VWAP) of our common stock over the course of a calculation period. We received the final 871,829 shares based on the settlement of the ASR, which were recorded at $32.5 million.
On February 24, 2011, we entered into an ASR to repurchase $150 million of common stock. Under the ASR, we paid $150 million from cash on hand, including funds borrowed under our credit facility. Upon signing the ASR on February 24, 2011, we received the initial delivery of 3,759,398 shares, which was recorded at $135.9 million based on the market value at the date of the transaction, and recorded $14.1 million as a forward contract indexed to our common stock. The ASR was settled on May 16, 2011 based on a discount to the daily VWAP of our common stock over the course of a calculation period. We received the final 6,505 shares based on the settlement of the ASR, which were recorded at $0.3 million.
During 2011, 2010 and 2009, we repurchased 3,790,762 shares of common stock for $130.9, million, 9,759,857 shares of common stock for $294.5 million and 1,592,500 shares of common stock for $42.4 million, respectively, under our Rule 10b5-1 purchase plan and in open market trading. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.
As of December 31, 2011, we had $16.4 million in marketable securities with $5.3 million in time deposits and $11.1 million in auction rate securities rated AAA by a major credit rating agency. The year-end balance was comprised of $11.1 million held in the United States and $5.3 million held by non-U.S. subsidiaries. Our auction rate securities are guaranteed by U.S. federal agencies. The current overall credit concerns in the capital markets as well as the failed auction status of these securities have impacted our ability to liquidate our auction rate securities. If the auctions for the securities we own continue to fail, the investment may not be readily convertible to cash until a future auction of these investments is successful. Based on our ability to access our cash and other short-term investments, our expected operating cash flows and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual.

In 2006, we issued $350.0 million of 2.25% Convertible Senior Notes (the 2013 Notes) due in 2013. At December 31, 2011, the fair value of our outstanding 2013 Notes was approximately $339.5 million based on their quoted market value. During the fourth quarter of 2011, no conversion triggers were met. Upon maturity, we will settle the principal balance of the 2013 Notes in cash and any additional amount due to the conversion feature in cash or shares. We intend to utilize our existing cash and marketable securities, future cash flow from operations, existing capacity of our credit agreement, which includes possible increases to term and/or revolving line of credit, and evaluate other financing alternatives, to meet the cash requirement at maturity in June 2013.
We have various life insurance policies which have cash surrender value. The policies provide funding for our deferred compensation plan and in certain cases, funding for life insurance benefits. During the second quarter of 2011, we received life insurance proceeds of $9.5 million related to a former officer. We recognized a tax exempt gain of $7.7 million representing the difference between the life insurance proceeds and the cash surrender value.
Cash and cash equivalents totaled $68.9 million at December 31, 2011, compared to $179.2 million at December 25, 2010. The decline in cash and cash equivalents was primarily due to the repurchase of shares, capital expenditures and prepayment of debt. At December 31, 2011, the $68.9 million was comprised of $0.4 million held in the United States and $68.5 million held by non-U.S. subsidiaries. At December 25, 2010, the $179.2 million was comprised of $72.3 million held in the United States and $106.9 million held by non-U.S. subsidiaries. The decline in cash in the U.S. was primarily due to share repurchases and capital expenditures while the decline in cash outside the U.S. was primarily due to capital expenditures and prepayments on the Euro term loan. We are a net borrower and closely managed the cash at year-end to keep balances low. We were able to maintain liquidity by having the ability to borrow on our revolving line of credit.
Net cash provided by operating activities for the years ending December 31, 2011 and December 25, 2010 was $206.8 million and $168.2 million, respectively. The increase in cash provided by operations was primarily due to net income and trade receivables, partially offset by a decrease in taxes payable. The tax benefit related to the disposition of the Phase I clinical business, which increased net income in 2011, will be realized in cash in the future. Our days sales outstanding (DSO) increased to 48 days as of December 31, 2011 compared to 45 days as of December 25, 2010. Our DSO includes deferred revenue as an offset to accounts receivable in the calculation. The increase in our DSO was primarily driven by slower collections and decreased deferred revenue. Our net cash provided by operating activities will be impacted by future timing of client payments for products and services as evidenced in our DSO. A one-day increase or decrease in our DSO represents a change of approximately $3.1 million of cash provided by operating activities. Our allowance for doubtful accounts was $4.0 million as of December 31, 2011 compared to $4.8 million as of December 25, 2010.
Net cash provided by (used in) investing activities for the years ending December 31, 2011 and December 25, 2010 was $(36.6) million and $3.0 million, respectively. Our capital expenditures during 2011 were $49.1 million, of which $34.3 million was related to RMS and $14.9 million to PCS. For 2012, we project capital expenditures to be approximately $50.0 million. We anticipate that future capital expenditures will be funded by operating activities, marketable securities and existing credit facilities. During 2011 and 2010, we sold $31.6 million and $72.5 million of marketable securities, respectively.
Net cash used in financing activities for the years ending December 31, 2011 and December 25, 2010 was $271.8 million and $168.0 million, respectively. Proceeds from long-term debt were $250.7 million and $579.4 million for the years ending December 31, 2011 and December 25, 2010, respectively. Payments on long-term debt and revolving credit agreements were $253.0 million and $381.5 million for the years ending December 31, 2011 and December 25, 2010, respectively. During 2011, we paid $283.8 million for treasury stock and shares of common stock acquired through our ASR program and open market purchases, compared to $356.5 million during 2010.
Minimum future payments of our contractual obligations at December 31, 2011 are as follows (in millions)

Contractual Obligations (in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Debt	$739.4	$14.7	$447.4	$277.3	$—
Interest payments	82.0	31.5	36.0	14.5	—
Operating leases	60.2	14.7	20.4	10.9	14.1
Pension and supplemental retirement benefits	107.0	6.7	25.1	21.9	53.3
Total contractual cash obligations	$988.6	$67.6	$528.9	$324.6	$67.4
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
In June 2011, the FASB issued an accounting standard update to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The update also requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components, followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. This amendment will become effective for us on January 1, 2012 and will be applied retrospectively.
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
Interest Rate Risk
We entered into our amended credit agreement on September 23, 2011. Our primary interest rate exposure results from changes in LIBOR or the base rates which are used to determine the applicable interest rates under our term loans and revolving credit facility in the credit agreement.
        Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $7.1 million on a pre-tax basis. The book value of our debt approximates fair value.
        We issued $350.0 million of the 2013 Notes in a private placement in the second quarter of 2006. The 2013 Notes bear an interest rate of 2.25%. The fair market value of the outstanding notes was approximately $339.5 million on December 31, 2011 based on their quoted market value.
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
        During 2011, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on client transactions and certain balance sheet items, including intercompany loans. The foreign currency contract outstanding as of December 31, 2011 is a non-designated hedge, and is marked to market with changes in fair value recorded to earnings.

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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011
The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareowners of Charles River Laboratories International, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, equity and cash flows present fairly, in all material respects, the financial position of Charles River Laboratories International, Inc. and its subsidiaries at December 31, 2011 and December 25, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

February 27, 2012

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Fiscal Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Net sales related to products	$483,309	$458,623	$465,268
Net sales related to services	659,338	674,793	706,374
Net sales	1,142,647	1,133,416	1,171,642
Costs and expenses
Cost of products sold	267,966	252,962	255,682
Cost of services provided	472,439	495,694	492,968
Selling, general and administrative	198,648	232,489	227,663
Goodwill impairment	—	305,000	—
Asset impairments	7,492	91,378	—
Termination fee	—	30,000	—
Amortization of other intangibles	21,796	24,405	25,716
Operating income (loss)	174,306	(298,512)	169,613
Other income (expense)
Interest income	1,353	1,186	1,712
Interest expense	(42,586)	(35,279)	(21,682)
Other, net	(411)	(1,477)	1,914
Income (loss) from continuing operations, before income taxes	132,662	(334,082)	151,557
Provision for income taxes	17,140	23	40,354
Income (loss) from continuing operations, net of income taxes	115,522	(334,105)	111,203
Income (loss) from discontinued operations, net of taxes	(5,545)	(8,012)	1,399
Net income (loss)	109,977	(342,117)	112,602
Less: Net loss (income) attributable to noncontrolling interests	(411)	5,448	1,839
Net income (loss) attributable to common shareowners	$109,566	$(336,669)	$114,441
Earnings (loss) per common share
Basic:
Continuing operations attributable to common shareowners	$2.26	$(5.25)	$1.73
Discontinued operations	$(0.11)	$(0.13)	$0.02
Net income (loss) attributable to common shareowners	$2.16	$(5.38)	$1.75
Diluted:
Continuing operations attributable to common shareowners	$2.24	$(5.25)	$1.72
Discontinued operations	$(0.11)	$(0.13)	$0.02
Net income (loss) attributable to common shareowners	$2.14	$(5.38)	$1.74

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31, 2011	December 25, 2010
Assets
Current assets
Cash and cash equivalents	$68,905	$179,160
Trade receivables, net	184,810	192,972
Inventories	92,969	100,297
Other current assets	79,052	76,603
Current assets of discontinued businesses	107	3,862
Total current assets	425,843	552,894
Property, plant and equipment, net	738,030	752,657
Goodwill, net	197,561	198,438
Other intangibles, net	93,437	121,236
Deferred tax asset	44,804	45,003
Other assets	57,659	62,323
Long-term assets of discontinued businesses	986	822
Total assets	$1,558,320	$1,733,373
Liabilities and Equity
Current liabilities
Current portion of long-term debt and capital leases	$14,758	$30,582
Accounts payable	34,332	30,627
Accrued compensation	41,602	48,918
Deferred revenue	56,530	66,905
Accrued liabilities	54,377	59,369
Other current liabilities	14,033	20,095
Current liabilities of discontinued businesses	1,165	3,284
Total current liabilities	216,797	259,780
Long-term debt and capital leases	703,187	670,270
Other long-term liabilities	108,451	114,596
Long-term liabilities of discontinued businesses	2,522	—
Total liabilities	1,030,957	1,044,646
Commitments and contingencies
Shareowners' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 78,473,888 issued and 48,875,715 shares outstanding at December 31, 2011 and 77,531,056 issued and 56,441,081 shares outstanding at December 25, 2010	785	775
Capital in excess of par value	2,056,921	1,996,874
Accumulated deficit	(465,596)	(575,162)
Treasury stock, at cost, 29,598,173 shares and 21,089,975 shares at December 31, 2011 and December 25, 2010, respectively	(1,071,120)	(768,699)
Accumulated other comprehensive income	4,593	33,635
Total shareowners' equity	525,583	687,423
Noncontrolling interests	1,780	1,304
Total equity	527,363	688,727
Total liabilities and equity	$1,558,320	$1,733,373

See Notes to Consolidated Financial Statements.
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Fiscal Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Cash flows relating to operating activities
Net income (loss)	$109,977	$(342,117)	$112,602
Less: Income (loss) from discontinued operations	(5,545)	(8,012)	1,399
Income (loss) from continuing operations	115,522	(334,105)	111,203
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	85,230	93,649	89,962
Amortization of debt issuance costs and discounts	20,010	19,777	13,798
Goodwill impairment	—	305,000	—
Impairment charges	7,492	91,378	3,460
Pension curtailment	—	—	(674)
Non-cash compensation	21,706	25,526	23,652
Deferred income taxes	(8,668)	(42,342)	16,845
Other, net	(7,436)	1,797	906
Changes in assets and liabilities:
Trade receivables	7,669	(5,640)	21,082
Inventories	3,766	1,989	(4,376)
Other assets	505	(2,131)	1,461
Accounts payable	2,208	71	(11,349)
Accrued compensation	(7,412)	4,482	(9,545)
Deferred revenue	(9,515)	(4,209)	(14,468)
Accrued liabilities	(1,355)	5,501	(6,671)
Taxes payable and prepaid taxes	(13,782)	13,087	(15,095)
Other liabilities	(9,098)	(5,594)	(4,614)
Net cash provided by operating activities	206,842	168,236	215,577
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	—	—	(83,347)
Capital expenditures	(49,143)	(42,860)	(79,853)
Purchases of investments	(24,556)	(27,600)	(98,991)
Proceeds from sale of investments	31,607	72,464	50,484
Other, net	5,447	950	2,623
Net cash provided by (used in) investing activities	(36,645)	2,954	(209,084)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	250,708	579,372	18,000
Proceeds from exercises of stock options and warrants	20,625	4,492	819
Payments on long-term debt, capital lease obligation and revolving credit agreement	(252,965)	(381,535)	(54,130)
Purchase of treasury stock and Accelerated Stock Repurchase Program	(283,795)	(356,527)	(45,897)
Other, net	(6,359)	(13,697)	231
Net cash used in financing activities	(271,786)	(167,895)	(80,977)
Discontinued operations
Net cash provided by (used in) operating activities	(1,559)	777	9,467
Net cash provided by investing activities	—	2,807	263
Net cash provided by financing activities	—	—	—
Net cash provided by (used in) discontinued operations	(1,559)	3,584	9,730
Effect of exchange rate changes on cash and cash equivalents	(7,107)	(10,293)	3,736
Net change in cash and cash equivalents	(110,255)	(3,414)	(61,018)
Cash and cash equivalents, beginning of period	179,160	182,574	243,592
Cash and cash equivalents, end of period	$68,905	$179,160	$182,574
Supplemental cash flow information
Cash paid for interest	$22,231	$16,140	$8,104
Cash paid for taxes	$29,124	$22,068	$27,180
Capitalized interest	$298	$56	$2,496
See Notes to Consolidated Financial Statements.
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Total	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Treasury Stock	Non-controlling Interest
Balance at December 27, 2008	$1,241,708	$(352,934)	$3,347	$766	$2,016,031	$(425,924)	$422
Components of comprehensive income, net of tax:
Net income	112,602	114,441					(1,839)
Foreign currency translation adjustment	47,248		47,250				(2)
Net decrease in unrecognized pension net gain/loss and prior service costs	(6,328)		(6,328)				—
Unrealized gain on marketable securities	768		768				—
Total comprehensive income	154,290						(1,841)
Tax detriment associated with stock issued under employee compensation plans	(2,203)				(2,203)
Exercise of warrants	22				22
Issuance of stock under employee compensation plans	797			5	792
Acquisition of treasury shares	(44,603)			—	—	(44,603)
Stock-based compensation	23,813				23,813
Balance at December 26, 2009	$1,373,824	$(238,493)	$45,037	$771	$2,038,455	$(470,527)	$(1,419)
Components of comprehensive income, net of tax:
Net loss	(342,117)	(336,669)					(5,448)
Foreign currency translation adjustment	(4,985)		(4,803)				(182)
Net decrease in unrecognized pension net gain/loss and prior service costs	(7,452)		(7,452)				—
Unrealized gain on marketable securities	853		853				—
Total comprehensive income	(353,701)						(5,630)
Dividends paid noncontrolling interest	(270)						(270)
Purchase of noncontrolling interest in PCS-China	(4,000)				(12,623)		8,623
Tax detriment associated with stock issued under employee compensation plans	(926)				(926)
Issuance of stock under employee compensation plans	4,590			4	4,586
Acquisition of treasury shares	(298,172)				—	(298,172)
Accelerated Stock Repurchase equity instrument	(58,355)				(58,355)
Stock-based compensation	25,737				25,737
Balance at December 25, 2010	$688,727	$(575,162)	$33,635	$775	$1,996,874	$(768,699)	$1,304
Components of comprehensive income, net of tax:
Net income	109,977	109,566					411
Foreign currency translation adjustment	(13,084)		(13,149)				65
Net decrease in unrecognized pension net gain/loss and prior service costs	(15,568)		(15,568)				—
Unrealized gain on marketable securities	(325)		(325)				—
Total comprehensive income	81,000						476
Tax detriment associated with stock issued under employee compensation plans	(802)				(802)
Issuance of stock under employee compensation plans	20,527			10	20,517
Acquisition of treasury shares	(269,655)				32,766	(302,421)
Accelerated Stock Repurchase equity instrument	(14,140)				(14,140)
Stock-based compensation	21,706				21,706
Balance at December 31, 2011	$527,363	$(465,596)	$4,593	$785	$2,056,921	$(1,071,120)	$1,780
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
Trade Receivables
We record trade receivables net of an allowance for doubtful accounts. We establish an allowance for doubtful accounts which we believe is adequate to cover anticipated losses on the collection of all outstanding trade receivable balances. The adequacy of the doubtful account allowance is based on historical information, a review of major client accounts receivable balances and management's assessment of current economic conditions. We reassess the allowance for doubtful accounts each quarter. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Provisions to the allowance for doubtful accounts amount to $426 in 2011, $1,536 in 2010 and $405 in 2009. Write offs to the allowance for doubtful accounts amounted to $1,228 in 2011, $1,541 in 2010 and $243 in 2009.
The composition of net trade receivables is as follows:

	December 31, 2011	December 25, 2010
Client receivables	$159,381	$170,696
Unbilled revenue	29,446	27,095
Total	188,827	197,791
Less allowance for doubtful accounts	(4,017)	(4,819)
Net trade receivables	$184,810	$192,972
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. We place our cash and cash equivalents in various financial institutions with high credit rating and limit the amount of credit exposure to any one financial institution. Our trade receivables are from clients in the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

pharmaceutical and biotechnology industries. No single client accounted for more than 5% of our net sales or trade receivables for any period presented.
Marketable Securities
Investments in marketable securities are reported at fair value and consist of time deposits and auction rate securities.
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
As of December 31, 2011, we held $11,051 in auction rate securities which are variable rate debt instruments, which bear interest rates that reset approximately every 35 days. The auction rate securities owned were rated AAA by a major credit rating agency and are either commercially insured or guaranteed by the Federal Family Education Loan Program (FFELP). The underlying securities have contractual maturities which are generally greater than 10 years. The auction rate securities are classified as available for sale and are recorded at fair value. We have classified these investments as long-term consistent with the term of the underlying security which are structured with short term interest rate reset dates of generally 35 days but with contractual maturities that are long term.
The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$5,359	$—	$—	$5,359
Auction rate securities	11,972	—	(921)	11,051
	$17,331	$—	$(921)	$16,410

	December 25, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$9,834	$—	$—	$9,834
Auction rate securities	11,974	—	(597)	11,377
	$21,808	$—	$(597)	$21,211
Maturities of debt securities were as follows:

	December 31, 2011		December 25, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$5,359	$5,359	$9,834	$9,834
Due after one year through five years	—	—	—	—
Due after ten years	11,972	11,051	11,974	11,377
	$17,331	$16,410	$21,808	$21,211
Inventories
Inventories are stated at the lower of cost, determined principally on the average cost method, or market. The determination of market value involves assessment of numerous factors, including costs to dispose of inventory and estimated selling price. Inventory costs for small models are based upon the average cost to produce specific models and strains. Costs for large models are accumulated in inventory by specific model. Inventory costs for both small and large models are charged to

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

cost of sales in the period the models are sold. Reserves are recorded to reduce the carrying value for inventory determined damaged, obsolete or otherwise unable to be sold.
The composition of inventories is as follows:

	December 31, 2011	December 25, 2010
Raw materials and supplies	$13,987	$13,153
Work in process	13,533	13,869
Finished products	65,449	73,275
Inventories	$92,969	$100,297
Other Current Assets
Other current assets consist of assets we intend to settle within the next twelve months.

	December 31, 2011	December 25, 2010
Prepaid assets	$22,828	$21,434
Deferred tax asset	30,894	31,251
Marketable securities	5,359	9,834
Prepaid income tax	19,742	13,856
Restricted cash	229	228
Other current assets	$79,052	$76,603
Property, Plant and Equipment
Property, plant and equipment, including improvements that significantly add to productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed as incurred. We capitalize interest and period costs on certain capital projects which amounted to $298 and $555 in 2011, $56 and $394 in 2010 and $2,496 and $5,023 in 2009, respectively. We also capitalize internal and external costs incurred during the application development stage of internal use software. Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: buildings, 20 to 40 years; machinery and equipment, 3 to 20 years; furniture and fixtures, 5 to 10 years; vehicles, 3 to 5 years; and leasehold improvements, the shorter of estimated useful life or the lease periods. We begin to depreciate capital projects in the first full month the asset is placed in service.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The composition of net property, plant and equipment is as follows:

	December 31, 2011	December 25, 2010
Land	$40,517	$40,409
Buildings	696,275	694,342
Machinery and equipment	348,795	327,353
Leasehold improvements	29,975	26,772
Furniture and fixtures	10,663	10,473
Vehicles	5,226	5,456
Computer hardware and software	105,563	106,073
Construction in progress	57,661	45,465
Total	1,294,675	1,256,343
Less accumulated depreciation	(556,645)	(503,686)
Net property, plant and equipment	$738,030	$752,657
Depreciation expense for 2011, 2010 and 2009 was $63,435, $69,244 and $64,246, respectively.
Valuation and Impairment of Goodwill and Other Intangible Assets
Valuation of certain long-lived assets including intangible assets and goodwill requires significant judgment. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business acquisition. A significant portion of the purchase price in our acquisitions is assigned to intangible assets and goodwill. Assigning value to intangible assets requires that we use significant judgment in determining (i) the fair value and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible assets will be amortized. We utilize commonly accepted valuation techniques, such as the income approach and the cost approach, as appropriate, in establishing the fair value of long-lived assets. Typically, key assumptions include projected revenue and expense levels used in establishing the fair value of business acquisitions as well as discount rates based on an analysis of our weighted average cost of capital, adjusted for specific risks associated with the assets. Changes in the initial assumptions could lead to changes in amortization expense recorded in our future financial statements.
As of December 31, 2011, we had recorded goodwill and other intangibles of $290,998 in the consolidated balance sheet. Goodwill and other indefinite-lived intangibles will not be amortized, but will be reviewed for impairment at least annually. Other intangibles with definite lives are amortized over their estimated lives.
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
The second step of the goodwill impairment process, if required, involves the calculation of an implied fair value of

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined similar to how goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. In determining the fair value of assets we utilize appraisals for the fair value of property and equipment and valuations of certain intangible assets, including client relationships.
Valuation and Impairment of Long-Lived Assets
We assess the carrying value of property, plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include but are not limited to the following:

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
Other Assets
Other assets consist of assets that we do not intend to settle within the next twelve months.
The composition of other assets is as follows:

	December 31, 2011	December 25, 2010
Deferred financing costs	$9,239	$11,167
Cash surrender value of life insurance policies	25,057	31,054
Long term marketable securities	11,051	11,377
Other assets	12,312	8,725
Other assets	$57,659	$62,323

Equity Method Affiliates
In 2009, we entered into a limited partnership which invests in biotechnology and medical device companies. We committed $20,000, or approximately 12%, of the limited partnership's total committed capital. As of December 31, 2011, we have contributed $5,447 of our total committed capital of $20,000. We recognized equity income/(loss) of $869 and $(579)for the years ended December 31, 2011 and December 25, 2010, respectively. This income/(loss) is reported as Other Income (Expense), Net. As of December 31, 2011, Equity Method Affiliates had a carrying value of $5,737, which is reported in Other Assets on the consolidated balance sheets. Subsequent to year end 2011, an investment held by the limited partnership completed its initial public offering, which will result in income in 2012.
Accounting for Investment in Life Insurance Contracts
Our investment in life insurance contracts are recorded at fair value. Accordingly, we recognize the initial investment at the transaction price and remeasure the investment at fair value each reporting period. Investments in life insurance contracts are reported as part of purchases of investments in the statement of cash flows. At December 31, 2011, we held 69 contracts

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

with a carrying value of $25,057 and a face value of $48,772.
Restructuring and Contract Termination Costs
We recognize obligations associated with restructuring activities and contract termination costs by recording a liability at fair value for the costs associated with an exit or disposal activity as well as costs to terminate a contract or an operating lease. The overall purpose of our restructuring actions is to lower operating costs and improve profitability by reducing excess capacities. Restructuring charges are typically recorded in the period in which the plan is approved by our senior management and, where material, our Board of Directors, and when the liability is incurred. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity is recognized and measured at its fair value when the entity ceases using the right conveyed by the contract. During 2011, 2010 and 2009 we implemented staffing reductions to improve operating efficiency and profitability at various sites. As a result of these actions, for the years ended December 31, 2011, December 25, 2010 and December 26, 2009, we recorded severance and retention charges as shown below. As of December 31, 2011, $1,432 was included in accrued compensation and $1,942 in other long-term liabilities on our consolidated balance sheet. As of December 25, 2010, $5,000 was included in accrued compensation and $5,658 in other long-term liabilities on our consolidated balance sheet.
The following table rolls forward our severance and retention cost liability:

	Severance and Retention Costs
	2011	2010	2009
Balance, beginning of period	$10,658	$4,332	$639
Expense	5,462	16,504	16,334
Payments/utilization	(12,746)	(10,178)	(12,641)
Balance, end of period	$3,374	$10,658	$4,332

The following table presents severance and retention costs by classification on the income statement:

	Fiscal Year Ended
	2011	2010	2009
Severance charges included in cost of sales	$1,012	$10,860	$5,005
Severance charges included in selling, general and administrative expense	4,450	5,644	11,339
Total expense	$5,462	$16,504	$16,344
The following table presents severance and retention cost by segment:

	Fiscal Year Ended
	2011	2010	2009
Research models and services	$1,196	$4,429	$3,997
Preclinical services	4,372	9,145	9,722
Corporate	(106)	2,930	2,625
Total expense	$5,462	$16,504	$16,344

Other Current Liabilities
Other current liabilities consist of liabilities we intend to settle within the next twelve months.
The composition of other current liabilities is as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	December 31, 2011	December 25, 2010
Accrued income taxes	$10,552	$18,372
Current deferred tax liability	1,379	963
Accrued interest and other	2,102	760
Other current liabilities	$14,033	$20,095
Other Long-Term Liabilities
Other long-term liabilities consist of liabilities we do not intend to settle within the next twelve months.
The composition of other long-term liabilities is as follows:

	December 31, 2011	December 25, 2010
Deferred tax liability	$16,074	$30,050
Long-term pension liability	49,223	36,335
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	25,739	24,659
Other long-term liabilities	17,415	23,552
Other long-term liabilities	$108,451	$114,596

Stock-Based Compensation Plans
We grant stock options and restricted stock to employees and non-employee directors under our stock-based compensation plans. Stock-based compensation cost is measured at grant date, based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period. We estimate the fair value of stock options using the Black-Scholes valuation model. Key inputs and assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the risk-free interest rate over the option's expected term, the expected annual dividend yield and the expected stock price volatility. The expected stock price volatility assumption was determined using the historical volatility of our common stock over the expected life of the option. The risk-free interest rate was based on the market yield for the five year U.S. Treasury security. The expected life of options was determined using historical option exercise activity. Management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
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
Revenue Recognition
We recognize revenue related to our products, which include research models, in vitro technology and avian vaccine support products, when persuasive evidence of an arrangement exists, generally in the form of client purchase orders, title and risk of loss have transferred, which occurs upon delivery of the products, the sales price is fixed and determinable and collectability is reasonably assured. These recognition criteria are met at the time the product is delivered to the client's site. Product sales are recorded net of returns upon delivery. For large models, in some cases clients pay in advance of delivery of the product. These advances are deferred and recognized as revenue upon delivery of the product.
Our service revenue is comprised of discovery support, safety assessment, research animal diagnostic services (RADS),

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

genetically engineered models and services (GEMS), discovery services (DS) and insourcing solutions (IS) and is generally evidenced by client contracts. Safety assessment services provide highly specialized toxicology studies to evaluate the safety and toxicity of new pharmaceutical molecules and materials used in medical devices. It also includes pathology services, which provide the ability to identify and characterize pathologic changes within tissues and cells in determining the safety of a new compound. RADS services monitor and analyze the health and genetics of research models used in research protocols. GEMS services include validating, maintaining, breeding and testing research models for biomedical research activities. IS provide management of animal care operations on behalf of government, academic, pharmaceutical and biotechnology organizations.
The safety assessment services arrangements typically range from one to six months but can range up to approximately 24 months in length. These agreements are negotiated for a fixed fee. RADS service arrangements are generally completed within a one -month period and are also of a fixed fee nature. DS services are also short term in nature, while GEMS and IS are of a longer-term nature, from 6 months to 5 years, and are billed at agreed upon rates as specified in the contract.
Our service revenue is recognized upon the completion of the agreed upon performance criteria. These performance criteria are generally in the form of either study protocols or specified activities or procedures which we are engaged to perform. These performance criteria are established by our clients and do not contain acceptance provisions which are based upon the achievement of certain study or laboratory testing results. Revenue of agreed upon rate contracts is recognized as services are performed, based upon rates specified in the contract. Revenue of fixed fee contracts is recognized as services are performed in relation to estimated costs to complete procedures specified by clients in the form of study protocols.
Deferred and unbilled revenue are recognized in our consolidated balance sheets. In some cases, a portion of the contract fee is paid at the time the study is initiated. These advances are recorded as deferred revenue and recognized as revenue as services are performed. Revenue is recognized on unbilled services and relate to amounts that are currently not billable to the client pursuant to contractual terms. In general, such amounts become billable in accordance with predetermined payment schedules, but are recognized as revenue as services are performed.
Guarantees
We include standard indemnification provisions in client contracts, which include standard provisions limiting our liability under such contracts, including our indemnification obligations, with certain exceptions.
Derivatives and Hedging Activities
We enter into derivatives to hedge the foreign currency exchange risk in order to minimize the impact of market fluctuations of foreign currency rates on our financials. Throughout the year we entered into various contracts to manage this risk. During 2011 and 2010 , the Company entered into a forward foreign currency contract in order to hedge the foreign exchange impact of an intercompany loan between our entities with different functional currencies. As of December 31, 2011, the outstanding forward contract had a fair value of $5. We recorded a hedge gain (loss) of $(6,287) in 2011, $713 in 2010 and $1,785 in 2009.
Fair Value
We hold cash equivalents, investments and certain other assets that are carried at fair value. We generally determine fair value using a market approach based on quoted prices of identical instruments when available. When market quotes of identical instruments are not readily accessible or available, we determine fair value based on quoted market prices of similar instruments. As of December 31, 2011, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.
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

•
Auction rate securities—Valued at fair value by management in part utilizing an independent valuation reviewed by management which used pricing models and discounted cash flow methodologies incorporating assumptions that reflect the assumptions a marketplace participant would use at December 31, 2011.

•	Life policies—Valued at cash surrender value.

•	Contingent consideration—Consists of future acquisition-related payments based on certain agreed upon revenue and technical milestones valued using the income approach.

•	Hedge contract—Valued at fair value by management based on our foreign exchange rates and forward points provided by banks.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2011 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets and Liabilities at Fair Value
Time deposits	$—	$5,359	$—	$5,359
Auction rate securities	—	—	11,051	11,051
Fair value of life policies	—	19,520	—	19,520
Hedge contract	—	5	—	5
Total assets measured at fair value	$—	$24,884	$11,051	$35,935
Contingent consideration	—	—	—	—
Total liabilities measured at fair value	$—	$—	$—	$—

	Fair Value Measurements at December 25, 2010 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets and Liabilities at Fair Value
Time deposits	$—	$9,834	$—	$9,834
Auction rate securities	—	—	11,377	11,377
Fair value of life policies	—	25,609	—	25,609
Hedge contract	—	419	—	419
Total assets measured at fair value	$—	$35,862	$11,377	$47,239
Contingent consideration	—	—	5,365	5,365
Total liabilities measured at fair value	$—	$—	$5,365	$5,365

The following table presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2011 and December 25, 2010. Our auction rate securities were valued at fair value by management in part utilizing an independent valuation reviewed by management which used pricing models and discounted cash flow methodologies incorporating assumptions that reflect the assumptions a marketplace participant would use at December 31, 2011.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year ended
Auction rate securities	December 31, 2011	December 25, 2010
Beginning balance	$11,377	$16,212
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in earnings (other expenses)	(1)	14
Included in other comprehensive income	(325)	651
Purchases, issuances and settlements	—	(5,500)
Ending balance	$11,051	$11,377

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year ended
Contingent Consideration	December 31, 2011	December 25, 2010
Beginning balance	$5,365	$9,300
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in selling, general and administrative expense	(5,365)	(3,935)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Ending balance	$—	$5,365
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
As of December 31, 2011, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $106,504. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. Federal and state taxes and withholding taxes payable to the various foreign countries. It is our policy to indefinitely reinvest the earnings of our non-U.S. subsidiaries unless they can be repatriated in a manner that generates a tax benefit or an unforeseen cash need arises in the United States and the earnings can be repatriated in a manner that is substantially free of income taxes. It is not practicable to estimate the amount of additional income taxes payable on the earnings that are indefinitely reinvested in foreign operations.
We are a worldwide business and operate in various tax jurisdictions where tax laws and tax rates are subject to change given the political and economic climate in these countries. We report and pay income taxes based upon operational results and applicable law. Our current and deferred tax provision is based upon enacted tax rates in effect for the current and future periods. Any significant fluctuation in tax rates or changes in tax laws and regulations or changes to interpretation of existing tax laws and regulations could cause our estimate of taxes to change resulting in either increases or decreases in our effective tax rate.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in our financial statements from such positions are measured based upon the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.
Foreign Currency Translation
The functional currency of each of our operating foreign subsidiaries is local currency. The financial statements of these subsidiaries are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and equity at historical exchange rates. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income in the accompanying balance sheet. Exchange gains and losses on foreign currency transactions are recorded as other income or expense. We recorded an exchange gain (loss) of $6,237 in 2011, $(1,299) in 2010 and $(861) in 2009.
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
Pension Plans
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
2. Business Acquisitions
No significant business acquisitions were made in the years ended December 31, 2011 and December 25, 2010. We acquired several businesses during the year ended December 26, 2009. The results of operations of the acquired businesses are included in the accompanying consolidated financial statements from the date of acquisition. Significant acquisitions include the following:
In August 2009, we acquired Systems Pathology Company, LLC (SPC), a pathology-based software development company, for $24,522 in cash and up to $14,000 (undiscounted) potential contingent consideration. SPC is a development stage company included in our PCS segment and its only activity consists of developing computer-assisted pathology system software. As of the acquisition date, SPC did not have developed technology given the current incomplete nature of the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

software. Accordingly, the purchase price was allocated to the estimated fair value of In-process research and development. Annually, we perform an analysis of In-process research and development. As a result of our annual analysis, we recorded an impairments charges of $6,800 and $7,200 for the years ended December 31, 2011 and December 25, 2010, respectively, to adjust the In-process research and development to fair value.
The contingent consideration consists of payments based on certain agreed upon revenue and technical milestones. The fair value of the contingent consideration at the date of acquisition was $9,100, which was estimated using the income approach based on significant inputs that are not observable in the market. Key assumptions included a discount rate of 18% and a probability adjustment as we estimated the probability of each milestone payment being made was from 60% to 85%. Due to the delay in the development of the product, we adjusted the contingent consideration to $5,365 during the year ending December 25, 2010 and reversed the remaining balance during the year ending December 31, 2011 with no payments of contingent consideration.
The purchase price allocation for SPC, net of $9 of cash acquired is as follows:

Current assets (excluding cash)	$49
Property, plant and equipment	338
Current liabilities	(1,317)
Long term liabilities	(1,040)
Goodwill and other intangible asset	35,592
Total purchase price allocation	$33,622
The breakout of goodwill and other intangibles acquired was as follows:

		Weighted average amortization life (years)
In-process research and development (see Note 4)	$14,000	5.1
Goodwill	21,592	—
Total goodwill and other intangibles	$35,592
In-process research and development is accounted for as an indefinite- lived intangible asset until its completion, after which it becomes an amortizable finite-lived asset (completion costs are expensed as incurred).
The goodwill recognized is largely attributable to anticipated revenue synergies expected to arise after the acquisition including new clients as well as the value of the assembled workforce. Goodwill is deductible for tax purposes.
On July 31, 2009, we acquired Cerebricon Ltd. which is included in our RMS segment for $8,180 in cash. Based in Finland, Cerebricon provides discovery services for therapeutic products for treatment of diseases of the central nervous system supported by in vivo imaging capabilities.
The purchase price allocation for Cerebricon, net of $1,200 of acquired cash is as follows:

Current assets (excluding cash)	$1,754
Property, plant and equipment	816
Other long-term assets	41
Current liabilities	(1,485)
Long-term debt	(1,178)
Long-term deferred tax	(1,453)
Goodwill and other intangible asset	9,685
Total purchase price allocation	$8,180

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The breakout of goodwill and other intangibles acquired with the acquisition was as follows:

		Weighted average amortization life (years)
client relationships	$5,597	4.2
Goodwill	4,088	—
Total goodwill and other intangibles	$9,685
The goodwill recognized is largely attributable to anticipated revenue synergies expected to arise after the acquisition including new clients as well as the value of the assembled workforce. Goodwill is not deductible for tax purposes.
In May 2009, we acquired the assets of Piedmont Research Center (PRC) for $45,558 in cash. PRC, which is based in North Carolina, provides discovery services focused on efficacy studies in oncology and other therapeutic areas for pharmaceutical and biotechnology clients and is included in our RMS segment.
The purchase price allocation for PRC is as follows:

Current assets	$1,414
Property, plant and equipment	1,315
Current liabilities	(1,204)
Goodwill and other intangible asset	44,033
Total purchase price allocation	$45,558
The breakout of goodwill and other intangibles acquired with the acquisition was as follows:

		Weighted average amortization life (years)
client relationships	$18,400	6.3
Backlog	900	0.7
Trademarks and trade names	500	2.2
Developed technology	300	1.5
Goodwill	23,933	—
Total goodwill and other intangibles	$44,033
The goodwill recognized is largely attributable to anticipated revenue synergies expected to arise after the acquisition including new clients as well as the value of the assembled workforce. Goodwill is deductible for tax purposes.
3. Goodwill and Other Intangible Assets
The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	December 31, 2011		December 25, 2010
	Gross Carrying Amount	Accumulated Amortization & Impairment Loss	Gross Carrying Amount	Accumulated Amortization & Impairment Loss
Goodwill	$1,214,285	$(1,016,724)	$1,216,196	$(1,017,758)
Other intangible assets not subject to amortization:
Research models	$3,438	$—	$3,438	$—
PCS in process R&D	—	—	6,800	—
Other intangible assets subject to amortization:
Backlog	2,856	(2,253)	2,839	(2,109)
Client relationships	298,813	(210,816)	301,175	(192,345)
Client contracts	14,818	(14,818)	15,259	(15,259)
Trademarks and trade names	5,022	(4,706)	5,041	(4,614)
Standard operating procedures	650	(650)	657	(657)
Other identifiable intangible assets	5,415	(4,332)	5,428	(4,417)
Total other intangible assets	$331,012	$(237,575)	$340,637	$(219,401)
The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

		Adjustments to Goodwill			Adjustments to Goodwill
	Balance at December 26, 2009	Acquisitions	Foreign Exchange/ Impairment	Balance at December 25, 2010	Acquisitions	Foreign Exchange/ Impairment	Balance at December 31, 2011
Research Models and Services
Gross carrying amount	$58,734	$—	$(858)	$57,876	$—	$(1,474)	$56,402
Accumulated amortization	(4,875)	—	107	(4,768)	—	1,047	(3,721)
Preclinical Services
Gross carrying amount	1,162,366	—	(4,046)	1,158,320	—	(437)	1,157,883
Accumulated impairment loss	(700,000)	—	(305,000)	(1,005,000)	—	—	(1,005,000)
Accumulated amortization	(7,990)	—	—	(7,990)	—	(13)	(8,003)
Total
Gross carrying amount	$1,221,100	$—	$(4,904)	$1,216,196	$—	$(1,911)	$1,214,285
Accumulated impairment loss	(700,000)	—	(305,000)	(1,005,000)	—	—	(1,005,000)
Accumulated amortization	(12,865)	—	107	(12,758)	—	1,034	(11,724)
Our annual goodwill impairment assessment has historically been completed at the beginning of the fourth quarter. Based on our assessment (step one) for 2011, the fair value of our business units exceeded their carrying value and, therefore, our goodwill was not impaired. If the future growth and operating results of our businesses are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value of our goodwill in the future. To the extent goodwill is impaired, its carrying value will be written down to its implied fair value and a charge will be made to our earnings. Such an impairment charge could materially and adversely affect our operating results and financial condition.
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
Amortization expense of intangible assets for 2011, 2010 and 2009 was $21,796, $24,405 and $25,716, respectively.
Estimated amortization expense for each of the next five fiscal years is expected to be as follows:

2012	$17,670
2013	14,131
2014	11,738
2015	9,291
2016	7,693

4. Impairment of Long Lived Assets

For the years ended 2011, 2010 and 2009 based on our most recent market outlook, we assessed our long-lived assets for impairment. The assessment included an evaluation of the ongoing cash flows of the long lived assets. For the year ended 2011, we impaired $692 of long-lived assets in our RMS segment related to facilities no longer in use and not expected to be fully recoverable. For the year ended December 25, 2010, we determined that the long-lived assets associated with our PCS-Massachusetts and PCS-China locations were no longer fully recoverable. We calculated the fair value of the long-lived assets based upon a valuation completed by an independent third party valuation firm., which utilized our estimates of future cash flows discounted using a rate commensurate with the risks inherent in our current business model and the estimated market value of the long lived assets. Accordingly, for the year ended 2010, we recorded an impairment charge of $64,631 for PCS-Massachusetts and $17,186 for PCS-China representing the excess of the carry value of those assets over their respective fair market values. During the fourth quarter of 2011, we transferred our site and the sold the assets of our PCS-China facility for $4,593. We recognized a gain on the sale of $3,776.
Additionally, for the years ended December 31, 2011 and December 25, 2010, we determined that the fair value of our in process research and development acquired in the acquisition of SPC (see Note 2) exceeded its the carrying value. Based on our evaluation, we recorded an impairment charges of $6,800 and $7,200 for the period ended December 31, 2011 and December 25, 2010, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

5. Long-Term Debt and Capital Lease Obligations
Long-Term Debt
Long-term debt consists of the following:

	December 31, 2011	December 25, 2010
2.25% Senior convertible debentures:
Principal	$349,995	$349,995
Unamortized debt discount	(21,533)	(35,583)
Net carrying amount of senior convertible debentures	328,462	314,412
Term loan facilities	356,322	386,213
Revolving credit facility	33,000	—
Other long-term debt, represents secured and unsecured promissory notes, interest rates ranging from 0% to 0.5%, 0% to 0.5% and 0% to 0.5% at December 31, 2011, December 25, 2010 and December 26, 2009, respectively, maturing between 2012 and 2013	118	127
Total debt	717,902	700,752
Less: current portion of long-term debt	(14,732)	(30,535)
Long-term debt	$703,170	$670,217
Minimum future principal payments of long-term debt at December 31, 2011 are as follows:

Fiscal Year
2012	$14,732
2013	388,965
2014	58,455
2015	77,941
2016	199,342
Thereafter	—
Total	$739,435
On August 26, 2010, we amended and restated our $428,000 credit agreement to (1) pay off loans outstanding under the credit agreement, (2) extend the maturity date under the new $750,000 credit facility to August 26, 2015 and (3) terminate and payoff the remaining term loan under our $50,000 credit agreement. The $750,000 credit agreement provided for a $230,000 U.S. term loan, a €133,763 Euro term loan and a $350,000 revolver. On February 24, 2011, we amended the credit agreement primarily to provide for an incremental $150,000 term loan and to modify the leverage ratio used in calculating the interest rate applicable to amounts outstanding. On September 23, 2011, we further amended the credit agreement to reduce the interest rate margin applicable to the term loans and the revolving loans based on our leverage ratio and extend the maturity date by approximately one year to September 2016. The current credit agreement provides for a $299,750 term loan, a €69,414 Euro term loan and a $350,000 revolving credit facility. Under specified circumstances, we have the ability to increase the term loans and/or revolving line of credit by up to $250,000 in the aggregate. The term loan facility matures in 20 quarterly installments with the last installment due September 23, 2016. The $350,000 revolving facility also matures on September 23, 2016 and requires no scheduled payment before that date. The book value of our term and revolving loans approximates fair value.
The interest rates applicable to our term loans and revolving loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) the one-month adjusted LIBOR rate plus 1%) plus an applicable interest rate margin based upon the leverage ratio or the adjusted LIBOR rate plus an

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

interest rate margin based upon our leverage ratio. Based on our leverage ratio, the margin range for base rate loans is 0% to 0.75% and the margin range for LIBOR based loans is 1% to 1.75%. As of December 31, 2011, the interest rate margin for base rate loans was 0.75% and for adjusted LIBOR loans was 1.75%.
Our obligations under the credit agreement are guaranteed by our material domestic subsidiaries and are secured by substantially all of our assets, including a pledge of 100% of the capital stock of our domestic subsidiaries (other than the capital stock of any domestic subsidiary that is treated as a disregarded entity for U.S. federal income tax purposes) and 65% of the capital stock of certain first-tier foreign subsidiaries and domestic disregarded entities, and mortgages on owned real property in the U.S. having a book value in excess of $10,000. In addition, the credit agreement includes certain customary representations and warranties, events of default, notices of material adverse changes to our business and negative and affirmative covenants. These covenants include (1) the ratio of consolidated earnings before interest, taxes, depreciation and amortization less capital expenditures to consolidated cash interest expense, which for any period of four consecutive fiscal quarters, of no less than 3.5 to 1.0 as well as (2) the ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization for any period of four consecutive fiscal quarters, of no more than 4.0 to 1.0 , which will step down to 3.5 to 1.0 effective in the second and third fiscal quarters in 2012, and thereafter will step down to 3.25 to 1.0 . As of December 31, 2011, we were compliant with all financial covenants specified in the credit agreement. We had $4,475 outstanding under letters of credit as of December 31, 2011.
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
At December 31, 2011, the fair value of our outstanding 2013 Notes was approximately $339,530 based on their quoted market value and no conversion triggers were met.
As of December 31, 2011, $21,533 of debt discount remained and will be amortized over 6 quarters. As of December 31, 2011 and December 25, 2010, the equity component of our convertible debt was $88,492. Interest expense related to our convertible debt of $14,050 and $13,013 for years ending December 31, 2011 and December 25, 2010 respectively, yielded an effective interest rate of 6.93% on the liability component. In addition, $7,962 and $7,853 of contractual interest expense was recognized on our convertible debt during the years ended December 31, 2011 and December 25, 2010, respectively.
We have capital leases for equipment. These leases are capitalized using interest rates considered appropriate at the inception of each lease. Capital lease obligations amounted to $43 and $101 at December 31, 2011 and December 25, 2010, respectively.
6. Equity
Earnings Per Share
Basic earnings per share for 2011, 2010 and 2009 was computed by dividing earnings available to common shareowners for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for 2011 and 2009 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Options to purchase 4,249,564 shares, 6,594,313 shares and 4,272,647 shares were outstanding at December 31, 2011, December 25, 2010 and December 26, 2009, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.
In addition, weighted average shares outstanding for 2011, 2010 and 2009 excluded the weighted average impact of 703,011, 777,740 and 896,393 shares, respectively, of non-vested fixed restricted stock awards.
The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings per share:

	December 31, 2011	December 25, 2010	December 26, 2009
Numerator:
Income (loss) from continuing operations for purposes of calculating earnings per share	$115,111	$(328,657)	$113,042
Income (loss) from discontinued businesses	(5,545)	$(8,012)	$1,399
Denominator:
Weighted-average shares outstanding—Basic	50,823,063	62,561,294	65,366,319
Effect of dilutive securities:
2.25% senior convertible debentures	—	—	—
Stock options and contingently issued restricted stock	495,179	—	267,650
Warrants	—	—	1,926
Weighted-average shares outstanding—Diluted	51,318,242	62,561,294	65,635,895
Basic earnings (loss) per share from continuing operations attributable to common shareowners	$2.26	$(5.25)	$1.73
Basic earnings (loss) per share from discontinued operations attributable to common shareowners	$(0.11)	$(0.13)	$0.02
Diluted earnings (loss) per share from continuing operations attributable to common shareowners	$2.24	$(5.25)	$1.72
Diluted earnings (loss) per share from discontinued operations attributable to common shareowners	$(0.11)	$(0.13)	$0.02
The sum of the earnings (loss) per share from continuing operations attributable to common shareowners and the earnings (loss) per share from discontinued operations attributable to common shareowners does not necessarily equal the earnings (loss) per share from net income attributable to common shareowners in the consolidated statements of operations due to rounding.
Treasury Shares
On July 29, 2010, our Board of Directors authorized a $500,000 stock repurchase program. Our Board of Directors increased the stock repurchase authorization by $250,000 to $750,000 on October 20, 2010. In order to enable us to facilitate, on a more timely and cost efficient basis, the repurchase of a substantial number of our shares pursuant to that stock repurchase authorization, we entered into a series of accelerated stock repurchase (ASR) programs. The ASR programs are recorded as two transactions allocated between the initial purchase of treasury stock and a forward contract indexed to our common stock. The treasury shares result in an immediate reduction of shares on our statement of financial position and in our EPS calculation.
On August 26, 2010, we entered into an agreement with a third party investment bank to implement an ASR program to repurchase $300,000 of common stock. Under this ASR, we paid $300,000 on August 27, 2010 from cash on hand and available liquidity, including funds borrowed by us under our $750,000 credit facility. The initial delivery of 6,000,000 treasury shares was recorded at $175,066, the market value at the date of the transaction. We received an additional 750,000 shares under the ASR on September 23, 2010, which were recorded at $23,511, which represented the market value on that date, and we received an additional 1,250,000 shares on December 21, 2010, which were recorded at $43,069, which also represented the market value on that date. During 2010, in total, we repurchased 8,000,000 shares under the ASR program. The ASR was settled on February 11, 2011 based on a discount to the daily volume weighted average price (VWAP) of our common

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

stock over the course of a calculation period. We received the final 871,829 shares based on the settlement of the ASR, which were recorded at $32,509.
On February 24, 2011, we entered into an ASR to repurchase $150,000 of common stock. Under the ASR, we paid $150,000 from cash on hand, including funds borrowed under our credit facility. Upon signing the ASR on February 24, 2011, we received the initial delivery of 3,759,398 shares, which was recorded at $135,860 based on the market value at the date of the transaction, and recorded $14,140 as a forward contract indexed to our common stock. The ASR was settled on May 16, 2011 based on a discount to the daily volume weighted average price (VWAP) of our common stock over the course of a calculation period. We received the final 6,505 shares based on the settlement of the ASR, which were recorded at $257.
During 2011, 2010 and 2009, we repurchased 3,790,762 shares of common stock for $130,853, 1,759,857 shares of common stock for $52,888 and 1,592,500 shares of common stock for $42,387, respectively, under our Rule 10b5-1 Purchase Plan and in open market trading. In May 2009, we terminated our Rule 10b5-1 Purchase Plan. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.
Share repurchases during 2011, 2010 and 2009 were as follows:

	Fiscal Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Number of shares of common stock repurchased	8,428,494	9,759,857	1,592,500
Total cost of repurchase	$299,479	$294,534	$42,387
Additionally, our 2000 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the fiscal year ended December 31, 2011, December 25, 2010 and December 26, 2009, we acquired 79,704 shares for $2,942, 100,489 shares for $3,638 and 80,234 shares for $2,216, respectively, as a result of such withholdings.
Accumulated Deficit
None of our accumulated deficit is restricted due to statutory requirements in the local jurisdiction of a foreign subsidiary as of December 31, 2011 and December 25, 2010.
Accumulated Other Comprehensive Income
The composition of accumulated other comprehensive income is as follows:

	Foreign Currency Translation Adjustment	Pension Gains/(Losses) and Prior Service (Cost)/Credit Not Yet Recognized as Components of Net Periodic Benefit Costs	Net Unrealized Gain on Marketable Securities	Accumulated Other Comprehensive Income
Balance at December 26, 2009	$56,637	$(10,150)	$(1,450)	$45,037
Period change	(10,122)	(10,776)	854	(20,044)
Tax	5,319	3,323	—	8,642
Balance at December 25, 2010	$51,834	$(17,603)	$(596)	$33,635
Period change	(12,329)	(22,660)	(325)	(35,314)
Tax	(820)	7,092	—	6,272
Balance at December 31, 2011	$38,685	$(33,171)	$(921)	$4,593
Warrants
Separately and concurrently with the pricing of the 2013 Notes in June 2006, we issued warrants for approximately 7.2 million shares of our common stock. The warrants give the holders the right to receive, for no additional consideration, cash or shares (at our option) with a value equal to the appreciation in the price of our shares above $59.925 and expire between September 13, 2013 and January 22, 2014 over 90 equal increments. The total proceeds from the issuance of the warrants were

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

$65,423.

Noncontrolling Interests
We hold investments in several joint ventures. These joint ventures are separate legal entities whose purpose is consistent with our overall operations and represent geographic and business segment expansions of existing markets. The financial results of all joint ventures were consolidated in our results as we have the ability to exercise control over these entities. The interests of the outside joint venture partners in these joint ventures have been recorded as noncontrolling interest totaling $1,780 and $1,304 at December 31, 2011 and December 25, 2010, respectively.
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
7. Income Taxes
An analysis of the components of income (loss) from continuing operations before income taxes and the related provision for income taxes is presented below:

	Fiscal Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Income (loss) from continuing operations before income taxes
U.S.	$47,158	$(149,275)	$38,368
Non-U.S.	85,504	(184,807)	113,189
	$132,662	$(334,082)	$151,557
Income tax provision
Current:
Federal	$3,957	$11,378	$(4,607)
Foreign	20,727	23,782	26,851
State and local	1,124	2,416	1,086
Total current	$25,808	$37,576	$23,330
Deferred:
Federal	$2,961	$(24,604)	$16,968
Foreign	(11,649)	(9,696)	(1,487)
State and local	20	(3,253)	1,543
Total deferred	$(8,668)	$(37,553)	$17,024
	$17,140	$23	$40,354
Net deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	December 31, 2011	December 25, 2010
Compensation	$49,178	$47,695
Accruals and reserves	3,712	4,725
Financing related	3,193	3,576
Goodwill and other intangibles	(6,523)	(5,876)
Net operating loss and credit carryforwards	57,193	36,359
Depreciation related	(34,389)	(28,400)
Non-indefinitely reinvested earnings	(146)	(250)
Other	(1,795)	(547)
	70,423	57,282
Valuation allowance	(12,178)	(12,041)
Total deferred taxes	$58,245	$45,241
Reconciliations of the statutory U.S. Federal income tax rate to effective tax rates are as follows:

	December 31, 2011	December 25, 2010	December 26, 2009
U.S. statutory income tax rate	35.0%	(35.0)%	35.0%
Foreign tax rate differences	(6.7)%	(1.3)%	(5.4)%
State income taxes, net of Federal tax benefit	2.1%	(0.7)%	1.3%
Unbenefitted losses and valuation allowance	0.6%	0.6%	1.4%
Impact of repatriation of non-U.S.earnings	0.5%	4.6%	(0.7)%
Research tax credits and enhanced deductions	(7.6)%	(3.6)%	(6.7)%
Enacted tax rate changes	(1.0)%	—%	(0.1)%
Impact of tax uncertainties	(1.0)%	3.1%	1.2%
Impact of goodwill and other impairments	—%	31.3%	—%
Releasing valuation allowance on loss from disposition of the Phase 1 Clinical business	(8.4)%	—%	—%
Non taxable gain from settlement of life insurance policy	(2.2)%	—%	—%
Other	1.6%	1.0%	0.6%
	12.9%	0.0%	26.6%

As of December 31, 2011, we have non-U.S. net operating loss carryforwards, the tax effect of which is $18,372. Of this amount, $1,125 will expire in 2013, $1,856 will expire in 2014, $915 will expire in 2015, $2,533 will expire in 2016, $150 will expire in 2017 and $390 will expire in 2018. The remainder of $11,403 can be carried forward indefinitely. We have U.S. net operating loss carryforwards at the state level, the tax effect of which is $421, which will expire between 2015 and 2031. We have U.S. foreign tax credit carryforwards of $25,481. Of this amount, $16,428 will expire in 2019, $6,285 will expire in 2020, $2,448 will expire in 2021, and the remaining $320 thereafter. We have Canadian Scientific Research and Experimental Development (SR&ED) Credit carryforwards of $18,402, which begin to expire in 2029. In accordance with Canadian Federal tax law, we claim SR&ED credits on qualified research and development costs incurred by our Preclinical service facility in Canada, in the performance of projects for non-Canadian clients. Additionally, in accordance with the tax law of the United Kingdom, we claim enhanced deductions related to qualified research and development costs incurred by our Preclinical service facility in Scotland, in the performance of certain client contracts. We have unrealized capital losses in the U.S. and Canada, the tax effect of which is $341 and $277, respectively.
We record deferred tax assets for stock-based awards based on the amount of stock-based compensation recognized in

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

our Consolidated Statements of Income at the statutory tax rate in the jurisdiction in which we will receive a tax deduction. Differences between the deferred tax assets and the actual tax deduction reported on our income tax returns are recorded in additional paid-in capital. If the tax deduction is less that the deferred tax asset, the calculated shortfall reduces our pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, the subsequent shortfalls would increase our income tax expense. Our pool of excess tax benefits, which is computed in accordance with the long form method, was $10,580 as of December 31, 2011 and $12,614 as of December 25, 2010. During 2011, we recorded a tax detriment of $802 to additional paid-in-capital related to the exercise of stock options and vesting of restricted shares.

We have fully recognized our deferred tax assets on the belief that it is more likely than not that they will be realized. The only exceptions at December 31, 2011 relate to deferred tax assets primarily for net operating losses in China, Hong Kong, India, Luxembourg and the Netherlands, capital losses in the U.S. and Canada, and fixed assets in the U.K. which have resulted in an increase of $137 in the valuation allowance from $12,041 at December 25, 2010 to $12,178 at December 31, 2011. We increased the valuation allowance against these tax attributes due to the determination, after consideration of all evidence, both positive and negative, that it is more likely than not that these deferred tax assets will not be realized.
During the fourth quarter of 2010, we took actions to divest of our Phase 1 clinical business. We recorded in discontinued operations a deferred tax asset associated with the excess of the tax outside basis over the basis for financial reporting purposes of the Phase 1 clinical business. As of the fourth quarter of 2010, we determined that we did not meet the more-likely-than-not realization threshold for this deferred tax asset and we recorded a valuation allowance against it as part of discontinued operations. During the first quarter of 2011, we determined that the tax loss would more-likely-than-not be benefitted as a worthless stock deduction. As such, we released the valuation allowance recorded against the tax loss on the Phase 1 clinical business and recognized a $11,111 benefit in continuing operations during the first quarter of 2011.
At December 31, 2011, the amount recorded for unrecognized tax benefits was $27,976. At December 25, 2010 the amount recorded for unrecognized income tax benefits was $33,427. The $5,451 decrease during 2011 is primarily attributable to the settlement reached with the German Tax Office related to an uncertain tax position for the deductibility of interest. This decrease was offset by increases resulting from ongoing evaluation of uncertain tax positions in the current and prior periods and foreign exchange movement. The amount of unrecognized income tax benefits that, if recognized, would favorably impact the effective tax rate was $22,477 as of December 31, 2011 and $28,456 as of December 25, 2010. The $5,979 decrease is primarily attributable to the settlement of the German controversy which is partially offset by increases due to ongoing evaluation of uncertain tax positions in the current and prior periods and foreign exchange movement.
A reconciliation of our beginning and ending unrecognized income tax benefits is as follows:

	December 31, 2011	December 25, 2010	December 26, 2009
Beginning balance	$33,427	$21,389	$28,732
Additions:
Tax positions for current year	1,714	13,142	1,515
Tax positions for prior years	—	693	2,367
Reductions:
Tax positions for current year	—	—	—
Tax positions for prior years	(239)	(1,797)	(1,024)
Settlements	(6,926)	—	(10,113)
Expiration of statute of limitations	—	—	(88)
Ending balance	$27,976	$33,427	$21,389

We continue to recognize interest and penalties related to unrecognized income tax benefits in income tax expense.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The total amount of accrued interest related to unrecognized income tax benefits as of December 31, 2011 and December 25, 2010 was $1,515 and $2,313, respectively. The $798 decrease is primarily attributable to settlement of the German controversy, which is partially offset by increases due to ongoing evaluation of uncertain tax positions in the current and prior periods and foreign exchange movement. We have not recorded a provision for penalties associated with uncertain tax positions.
We conduct business in a number of tax jurisdictions. As a result, we are subject to tax audits on a regular basis including, but not limited to, such major jurisdictions as the United States, the United Kingdom, Germany and Canada. With few exceptions, we are no longer subject to U.S. and international income tax examinations for years before 2005.
We and certain of our subsidiaries are currently under audit by the Canadian Revenue Authority (CRA), the Minister of Revenue Quebec provincial tax authority (MRQ) and various state tax authorities. We do not believe that resolution of these audits will have a material impact on our financial position or results of operations.
Additionally, we are challenging the reassessments received by the CRA with respect to the SR&ED credits claimed in 2003 and 2004 by our Canadian Preclinical Services subsidiary in the Tax Court of Canada (TCC). In the fourth quarter of 2009 and the first quarter of 2010, we filed Notices of Appeal with the TCC and received the Crown's response in the second quarter of 2010. In a related development, during the first quarter of 2010 we received Notices of Reassessment from the MRQ with respect to the Quebec Research and Development tax credit. We filed Notices of Objection with the MRQ in the second quarter of 2010. We disagree with the positions taken by the CRA and MRQ with regard to the credits claimed. We believe that it is reasonably possible that we will conclude the controversies with the TCC and MRQ within the next twelve months. We do not believe that resolution of these controversies will have a material impact on our financial position or results of operations. However, it is possible that the CRA and MRQ will propose similar adjustments for later years.
We believe we have appropriately provided for all uncertain tax positions.
During 2010, we executed an agreement to implement an accelerated share repurchase (ASR) program to repurchase $300,000 of common stock. The ASR resulted in a cash need in the United States that was previously unforeseen. In accordance with our policy with respect to the unremitted earnings of our non-U.S. subsidiaries, we evaluated whether a portion of the foreign earnings could be repatriated in order to fund the ASR. We determined that approximately $229,792 of earnings that were previously indefinitely reinvested and approximately $63,640 in basis in our non-U.S. subsidiaries could be repatriated in a substantially tax-free manner. As a result, in 2010, we changed our indefinite reinvestment assertion with respect to these earnings and accrued the cost to repatriate $10,334, of which $15,264 is reflected as Income Tax Expense, with an offsetting benefit of $4,930, which is recorded in the Cumulative Translation Adjustment account. During 2010, we repatriated approximately $293,432 to the U.S. to partially fund the ASR and the $30,000 termination fee for a proposed acquisition.
In accordance with our policy, the remaining undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of 2011 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free. During the third quarter of 2011, we restructured our international operations in a tax-free manner to allow us more flexibility in accessing our offshore cash to fund needs outside the U.S. As of December 31, 2011, the earnings of our non-U.S. subsidiaries considered to be indefinitely reinvested totaled $106,504. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. Federal and state income taxes and withholding taxes payable to the various foreign countries. It is not practicable to estimate the amount of additional tax that might be payable on this undistributed foreign income.
On June 12, 2006, we issued $300,000 aggregate principal amount of convertible senior notes (2013 Notes) in a private placement with net proceeds to us of approximately $294,000. On June 20, 2006, the initial purchasers associated with this convertible debt offering exercised an option to purchase an additional $50,000 of the 2013 Notes for additional net proceeds of approximately $49,000. The 2013 Notes bear stated interest at 2.25% per annum, payable semi-annually, and mature on June 15, 2013. In accordance with the applicable accounting rules, a debt discount of $88,492 was recorded upon issuance of the 2013 Notes. Concurrently with the issuance of the 2013 Notes, we entered into convertible note hedge transactions with respect to its obligation to deliver common stock under the 2013 Notes. Separately and concurrently with the pricing of the 2013 Notes, we issued warrants for approximately 7.2 million shares of its common stock. We elected to apply the rules of the Integration Regulations under Treas. Reg. 1.1275-6 to treat the 2013 Notes and the associated hedge as synthetic debt instruments and accordingly we deduct the option premium paid for the hedge as original issue discount (OID) over the 7 year term. A deferred tax asset was recorded at issuance with an offset to Additional Paid in Capital for tax savings

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

resulting from the excess of the OID over the interest expense to be reported in our Statement of Income during the term of the 2013 Notes. Also, pursuant to Internal Revenue Code Section 1032, we will not recognize any gain or loss for tax purpose with respect to the exercise or lapse of the warrants.

8. Employee Benefits
Charles River Laboratories Employee Savings Plan
Our defined contribution plan, the Charles River Laboratories Employee Savings Plan, qualifies under section 401(k) of the Internal Revenue Code. It covers substantially all U.S. employees and contains a provision whereby we match a percentage of employee contributions. The costs associated with this defined contribution plan totaled $4,178, $4,694 and $6,253, in 2011, 2010 and 2009, respectively.
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
In connection with the establishment of the Deferred Compensation Plan, current active employees who agreed to convert their ESLIRP benefit to a comparable benefit in the deferred compensation plan discontinued their direct participation in the ESLIRP. Instead, the present value of the accrued benefits of ESLIRP participants was credited to their Deferred Compensation Plan accounts, and future ESLIRP accruals will now be converted to present values and credited to their Deferred Compensation Plan accounts annually. Upon the adoption of the Deferred Compensation Plan, the value of their accrued ESLIRP benefits, prior to adjustments for outstanding Medicare taxes, were credited to their Deferred Compensation Plan account. In addition, we provide certain active employees an annual contribution into their Deferred Compensation Plan account of 10% of the employee's base salary plus the lesser of their target annual bonus or actual annual bonus. The costs associated with these defined contribution plans totaled $2,048, $3,082 and $3,562 in 2011, 2010 and 2009, respectively.
We have invested in several corporate-owned key-person life insurance policies as well as mutual funds and U.S. Treasury Securities with the intention of using these investments to fund the ESLIRP and the Deferred Compensation Plan. Participants have no interest in any such investments. At December 31, 2011 and December 25, 2010 the cash surrender value of these life insurance policies were $25,057 and $31,054, respectively.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following tables summarize the funded status of our defined benefit plans and amounts reflected in our consolidated balance sheets.
Obligations and Funded Status

	Pension Benefits		Supplemental Retirement Benefits
	2011	2010	2011	2010
Change in benefit obligations
Benefit obligation at beginning of year	$228,810	$205,913	$30,572	$28,297
Service cost	3,056	2,617	636	597
Interest cost	12,107	11,214	1,201	1,341
Plan participants' contributions	574	585	—	—
Curtailment	—	—	—	—
Settlements	(158)	(579)	(5,113)	—
Benefit payments	(6,664)	(5,849)	(764)	(764)
Actuarial loss (gain)	13,319	19,011	(76)	1,101
Plan amendments	53	—	—	—
Administrative expenses paid	(272)	(307)	—	—
Effect of foreign exchange	1,091	(3,795)	—	—
Benefit obligation at end of year	$251,916	$228,810	$26,456	$30,572
Change in plan assets
Fair value of plan assets at beginning of year	$192,429	$174,022	$—	$—
Plan assets assumed	—	—	—	—
Actual return on plan assets	3,661	20,512	—	—
Settlements	(158)	(578)	(5,113)	—
Employer contributions	12,170	7,515	5,877	764
Plan participants' contributions	574	585	—	—
Benefit payments	(6,664)	(5,849)	(764)	(764)
Premiums paid	(272)	—	—	—
Other	—	(307)	—	—
Effect of foreign exchange	912	(3,471)	—	—
Fair value of plan assets at end of year	$202,652	$192,429	$—	$—
Funded status
Projected benefit obligation	$251,916	$228,810	$26,456	$30,572
Fair value of plan assets	202,652	192,429	—	—
Net balance sheet liability	$49,264	$36,381	$26,456	$30,572
Classification of net balance sheet liability
Non-current assets	$11	$—	$—	$—
Current liabilities	52	46	717	5,913
Non-current liabilities	49,223	36,335	25,739	24,659

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Amounts recognized in statement of financial position as part of accumulated other comprehensive income ("AOCI")

	Pension Benefits		Supplemental Retirement Benefits
	2011	2010	2011	2010
Net actuarial (gain)/loss	$52,384	$30,045	$3,190	$2,988
Net prior service cost/(credit)	(7,117)	(7,734)	1,981	2,479
Total	$45,267	$22,311	$5,171	$5,467
The accumulated benefit obligation for all defined benefit plans	$245,705	$224,127	$24,663	$29,073
Information for defined benefit plans with accumulated benefit obligation in excess of plan assets

	Pension Benefits		Supplemental Retirement Benefits
	2011	2010	2011	2010
Projected benefit obligation	$247,232	$216,088	$26,457	$30,572
Accumulated benefit obligation	242,467	214,802	24,663	29,073
Fair value of plan assets	198,689	180,587	—	—
Information for defined benefit plans with projected benefit obligation in excess of plan assets

	Pension Benefits		Supplemental Retirement Benefits
	2011	2010	2011	2010
Projected benefit obligation	$251,723	$228,810	$26,457	$30,572
Accumulated benefit obligation	245,574	224,127	24,663	29,073
Fair value of plan assets	202,448	192,429	—	—
Amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year

	Pension Benefits	Supplemental Retirement Benefits
Amortization of net actuarial (gain)/loss	$2,338	$261
Amortization of net prior service cost/(credit)	(596)	660

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Components of net periodic benefit cost

	Pension Benefits			Supplemental Retirement Benefits
	2011	2010	2009	2011	2010	2009
Service cost	$3,056	$2,617	$2,283	$636	$597	$623
Interest cost	12,107	11,214	9,771	1,201	1,341	1,485
Expected return on plan assets	(13,677)	(12,185)	(9,783)	—	—	—
Amortization of prior service cost (credit)	(617)	(598)	(618)	498	498	498
Amortization of net loss (gain)	978	749	1,271	210	155	125
Net periodic benefit cost	1,847	1,797	2,924	2,545	2,591	2,731
Settlement	23	27	43	(487)	—	—
Curtailment gain	—	—	(674)	—	—	—
Net pension cost	$1,870	$1,824	$2,293	$2,058	$2,591	$2,731
Rollforward of accumulated other comprehensive income

	Pension Benefits		Supplemental Retirement Benefits
	2011	2010	2011	2010
Beginning balance	$22,311	$12,012	$5,467	$5,020
Amortization of prior service cost	617	598	(497)	(498)
Amortization of net gain (loss)	(978)	(749)	(210)	(155)
Asset loss/(gain)	10,016	(8,327)	—	—
Liability loss/(gain)	13,319	19,011	(76)	1,100
Recognized prior service (cost) credit due to curtailment	53	—	—	—
Recognized (loss)/gain due to settlement	(23)	(27)	487	—
Currency impact	(48)	(207)	—	—
Ending balance	$45,267	$22,311	$5,171	$5,467
Assumptions
Weighted-average assumptions used to determine benefit obligations

	Pension Benefits		Supplemental Retirement Benefits
	2011	2010	2011	2010
Discount rate	4.47%	5.20%	3.42%	4.34%
Rate of compensation increase	3.12%	2.50%	2.50%	2.50%

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Weighted-average assumptions used to determine net periodic benefit cost

	Pension Benefits			Supplemental Retirement Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	5.20%	5.63%	5.74%	4.34%	5.22%	6.15%
Expected long-term return on plan assets	6.79%	7.11%	6.84%	—	—	—
Rate of compensation increase	3.48%	2.50%	3.24%	2.50%	2.50%	4.75%
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
Plan assets
Our pension plans' weighted-average asset allocations are as follows:

	Target Allocation	Pension Benefits
	2012	2011	2010
Equity securities	67%	59%	65%
Fixed income	31%	37%	31%
Other	2%	4%	4%
Total	100%	100%	100%
Our investment objective is to obtain the highest possible return commensurate with the level of assumed risk. Fund performances are compared to benchmarks including the S&P 500 Index, Russell 2000, BC Aggregate Index and MSCI EAFE Index. Our Investment Committee meets on a quarterly basis to review plan assets.
Plan assets did not include any of our common stock at December 31, 2011 and December 25, 2010, respectively.
The fair value of our pension assets by asset category are as follows.

	Fair Value Measurements at December 31, 2011
Assets	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Cash	$1,132	$—	$—	$1,132
Common stock(a)	85,288	—	—	85,288
Debt securities(a)	54,067	—	—	54,067
Mutual funds(b)	45,818	14,559	—	60,377
Life insurance policies(c)	—	284	1,419	1,703
Other (d)	85	—	—	85
Total	$186,390	$14,843	$1,419	$202,652
_______________________________________________________________________________

(a)	This category comprises investments valued at the closing price reported on the active market on which the individual securities are traded.

(b)	This category comprises mutual funds valued at the net asset value of shares held at year end.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

(c)	This category comprises life insurance policies valued at cash surrender value at year end.

(d)	This comprises annuity policies held with various insurance companies valued at face value.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 25, 2010	$1,203
Actual return on plan assets:
Relating to assets still held at December 31, 2011	334
Relating to assets sold during the period
Purchases, sales and settlements	(118)
Transfers in and/or out of Level 3	—
Balance at December 31, 2011	$1,419
Contributions
During 2011, we contributed $18,047 to our pension plans. We expect to contribute $13,868 to our pension plan in 2012.
Estimated future benefit payments

	Pension Benefits	Supplemental Retirement Benefits
2012	$5,961	$731
2013	6,869	10,760
2014	6,679	797
2015	7,379	739
2016	8,357	5,379
2017-2021	$49,874	$3,432

9. Stock Plans and Stock Based Compensation
We have share-based compensation plans under which employees and non-employee directors may be granted share based awards. During 2011, 2010 and 2009, the primary share-based awards and their general terms and conditions are as follows:

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

At the Annual Meeting of Shareholders held on May 8, 2007, our shareholders approved the 2007 Incentive Plan (2007 Plan). The 2007 Plan was subsequently amended in 2009 and 2011, and in each case the amendments were approved by our shareholders at the respective annual meeting of shareholders. The 2007 Plan provides that effective upon approval, no further awards will be granted under preexisting stock option and incentive plans; provided, however, that any shares that have been forfeited or canceled in accordance with the terms of the applicable award under a preexisting plan may be subsequently awarded in accordance with the terms of the preexisting plan. The 2007 Plan allows a maximum of 12.2 million shares to be awarded of which restricted stock grants and performance based stock awards count as 2.3 shares and stock options count as

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

one share. In the past, we had various employee stock and incentive plans under which stock options and other share-based awards were granted. Stock options and other share-based awards that were granted under prior plans and were outstanding on May 8, 2007, continue in accordance with the terms of the respective plans.
At December 31, 2011, approximately 5.8 million shares were authorized for future grants under our share-based compensation plans. We settle employee share-based compensation awards with newly issued shares.
The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. The following table presents stock-based compensation included in our consolidated statement of income:

	December 31, 2011	December 25, 2010	December 26, 2009
Stock-based compensation expense in:
Cost of sales	$5,983	$7,186	$7,006
Selling and administration	15,723	18,340	16,646
Income from continuing operations, before income taxes	21,706	25,526	23,652
Provision for income taxes	(7,784)	(9,179)	(8,388)
Net income attributable to common shareowners	$13,922	$16,347	$15,264
We capitalized no stock-based compensation related costs for the years ended 2011, 2010 and 2009.
The fair value of stock-based awards granted during 2011, 2010 and 2009 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31, 2011	December 25, 2010	December 26, 2009
Expected life (in years)	4.2	4.5	4.5
Expected volatility	33%	34%	25%
Risk-free interest rate	2.21%	2.35%	1.87%
Expected dividend yield	0%	0%	0%
Weighted—average grant date fair value	$11.32	$11.96	$6.15

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Stock Options
The following table summarizes stock option activities under our plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 27, 2008	4,481,120	$43.93
Options granted	2,252,704	$25.34
Options exercised	(48,411)	$16.46
Options canceled	(468,470)	$40.47
Options outstanding as of December 26, 2009	6,216,943	$37.67
Options granted	1,367,780	$37.32
Options exercised	(188,585)	$24.34
Options canceled	(801,825)	$38.61
Options outstanding as of December 25, 2010	6,594,313	$37.87
Options granted	929,980	$37.27
Options exercised	(722,355)	$28.41
Options canceled	(720,675)	$43.33
Options outstanding as of December 31, 2011	6,081,263	$38.25
Options exercisable as of December 26, 2009	3,096,990	$41.69
Options exercisable as of December 25, 2010	3,732,025	$40.61
Options exercisable as of December 31, 2011	3,593,374	$40.58	2.65 years	$1,319
As of December 31, 2011, the unrecognized compensation cost related to 2,464,331 unvested stock options expected to vest was $16,062. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 28.13 months.
The total intrinsic value of options exercised during the fiscal years ending December 31, 2011, December 25, 2010 and December 26, 2009 was $7,950, $1,767 and $909, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price. The total amount of cash received from the exercise of options during 2011 was $20,625. The actual tax benefit realized for the tax deductions from option exercises totaled $2,898 for the year ended December 31, 2011.
The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00–$10.00	657	0.16	$0.24	$18	657	0.16	$0.24	$18
$10.01–$20.00	29,264	0.55	13.35	409	29,264	0.55	13.35	409
$20.01–$30.00	1,167,411	4.11	25.20	2,576	468,256	4.02	25.61	892
$30.01–$40.00	2,916,283	4.11	36.33	—	1,318,068	2.24	35.19	—
$40.01–$50.00	1,415,972	2.69	45.65	—	1,340,657	2.49	45.95	—
$50.01–$60.00	503,356	3.08	57.96	—	389,108	3.05	57.78	—
$60.01–$70.00	48,320	3.30	62.56	—	47,364	3.29	62.52	—
Totals	6,081,263	3.67	$38.25	$3,003	3,593,374	2.65	$40.58	$1,319

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on a closing stock price of $27.33 as of December 31, 2011, that would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2011 was 431,077.
The following table summarizes the non-vested stock option activity in the equity incentive plans for the fiscal year ending December 31, 2011:

	Non-vested Stock Options	Weighted Average Exercise Price
December 25, 2010	2,862,288	$34.30
Granted	929,980	37.27
Forfeited	(221,080)	33.52
Vested	(1,083,299)	35.65
December 31, 2011	2,487,889	$34.89
Restricted Stock
Stock compensation expense associated with restricted common stock is charged for the market value on the date of grant, less estimated forfeitures, and is amortized over the awards' vesting period on a straight-line basis.
The following table summarizes the restricted stock activity for 2011:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding as of December 25, 2010	777,740	$35.97
Granted	292,840	37.04
Vested	(295,572)	37.18
Canceled	(71,997)	37.88
Outstanding as of December 31, 2011	703,011	$35.70
As of December 31, 2011, the unrecognized compensation cost related to shares of unvested restricted stock expected to vest was $15,253. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 29 months. The total fair value of restricted stock grants that vested during the fiscal years ending December 31, 2011, December 25, 2010 and December 26, 2009 was $10,989, $13,072 and $13,707, respectively. The actual tax benefit realized for the tax deductions from restricted stock grants that vested totaled $3,952 for the year ended December 31, 2011.
Performance Based Stock Award Program
We made performance-based awards to our executives during 2007, 2008 and 2009. Payout of these awards was contingent upon achievement of individualized goals. Compensation expense associated with these awards of $188, $496 and $412 has been recorded during 2011, 2010 and 2009, respectively.
10. Commitments and Contingencies
Operating Leases
We have commitments for various operating leases for machinery and equipment, vehicles, office equipment, land and office space. As a matter of ordinary business course, we occasionally guarantee certain lease commitments to landlords. Rent expense for all operating leases was $18,778, $22,635 and $19,952 in 2011, 2010 and 2009, respectively. Future minimum payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2011:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

2012	$14,740
2013	11,483
2014	8,961
2015	5,980
2016	4,959
Thereafter	$14,108
Insurance
We maintain various insurance which maintain large deductibles up to $750, some with or without stop-loss limits, depending on market availability.
Litigation
Various lawsuits, claims and proceedings of a nature considered normal to our business are pending against us. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect our consolidated financial statements.
On January 31, 2012, a putative class action, entitled Irma Garcia v. Charles River Laboratories, Inc., was filed against us in the San Diego Superior Court, alleging various causes of action related to failure to make proper and timely payments to employees in California, failure to timely furnish accurate itemized wage statements, unfair business practices, associated penalties pursuant to California law, and declaratory relief. While no prediction may be made as to the outcome of litigation, we intend to defend against this proceeding vigorously and therefore an estimate of the possible loss or range of loss cannot be made.
.
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
12. Business Segment and Geographic Information
We report two business segments, Research Models and Services (RMS) and Preclinical Services (PCS). Our RMS segment includes sales of research models, GEMS, IS, RADS, DS, in vitro products and services, and avian vaccine products and services. Our PCS segment includes services required to take a drug through the development process, which include discovery support, safety assessment and biopharmaceutical services.
The following table presents sales and other financial information by business segment. Net sales represent sales originating in entities primarily engaged in either provision of RMS or PCS. Long-lived assets include property, plant and equipment and other long-lived assets.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	2011	2010	2009
Research Models and Services
Net sales	$705,419	$666,986	$659,929
Gross margin	297,327	278,391	278,670
Operating income	206,319	184,464	193,349
Total assets	687,346	711,824	717,975
Long-lived assets	282,388	277,193	284,809
Depreciation and amortization	37,240	37,657	33,501
Capital expenditures	34,257	27,694	31,859
Preclinical Services
Net sales	$437,228	$466,430	$511,713
Gross margin	104,915	106,369	144,322
Operating income	24,925	(379,726)	39,814
Total assets	869,881	1,016,864	1,469,488
Long-lived assets	513,302	537,786	632,115
Depreciation and amortization	47,990	55,992	56,461
Capital expenditures	14,886	15,166	47,994
A reconciliation of segment operating income to consolidated operating income is as follows:

	Fiscal Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Total segment operating income	$231,244	$(195,262)	$233,163
Unallocated corporate overhead	(56,938)	(73,250)	(63,550)
Termination fee (Note 11)	—	(30,000)	—
Consolidated operating income	$174,306	$(298,512)	$169,613
Net sales for each significant service area are as follows:

	Fiscal Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Research models	$358,027	$355,218	$362,669
Research model services	222,110	208,363	194,663
Other products	125,282	103,405	102,597
Total research models	705,419	666,986	659,929
Total preclinical services	437,228	466,430	511,713
Total sales	$1,142,647	$1,133,416	$1,171,642

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

A summary of unallocated corporate overhead consists of the following:

	December 31, 2011	December 25, 2010	December 26, 2009
Stock-based compensation expense	$11,159	$11,893	$10,757
U.S. retirement plans	3,802	3,921	5,336
Audit, tax and related expense	3,069	2,805	2,609
Salary and bonus	18,486	19,617	17,239
Global IT	13,253	13,678	9,309
Employee health, LDP and fringe benefit expense	(2,952)	(2,231)	1,622
Consulting and professional services	8,432	7,686	3,329
Depreciation expense	6,312	5,796	648
Severance expense	(65)	4,153	2,625
Transaction (acquisition/disposition) costs	1,329	6,669	3,445
Contingent consideration write-down	(5,598)	(4,335)	—
Other general unallocated corporate expenses	(289)	3,598	6,631
Total unallocated corporate overhead costs	$56,938	$73,250	$63,550
Other general unallocated corporate expenses consist of various departmental costs including those associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury and investor relations.
The following table presents sales and other financial information by geographic regions. Included in the other non-U.S. category below are operations located in China, Korea, Australia, and India. Sales to unaffiliated clients represent net sales originating in entities physically located in the identified geographic area. Long-lived assets include property, plant and equipment and other long-lived assets.

	U.S	Europe	Canada	Japan	Other Non-U.S.	Consolidated
2011
Sales to unaffiliated clients	$545,185	$348,455	$158,997	$75,992	$14,018	$1,142,647
Long lived assets	497,197	123,634	127,531	45,857	1,470	795,689
2010
Sales to unaffiliated clients	$535,790	$327,492	$181,028	$73,852	$15,254	$1,133,416
Long lived assets	507,089	124,428	136,846	44,818	1,798	814,979
2009
Sales to unaffiliated clients	$575,574	$327,244	$188,206	$70,848	$9,770	$1,171,642
Long lived assets	577,808	135,316	141,687	42,084	20,029	916,924

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
On March 28, 2011, we disposed of our Phase I clinical business for a nominal amount. As part of the disposition we remained the guarantor of the Phase I facility lease. During the second quarter of 2011, we recognized the value of the guarantee net of the buyer's related indemnity as a liability of $2,994, which we are amortizing ratably over the remaining term of the lease. The facility lease runs through January 2021 with remaining lease payments totaling $14,711 as of December 31,

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

2011.
The consolidated financial statements have been reclassified to segregate, as discontinued operations, the assets and liabilities, operating results and cash flows, of the businesses being discontinued for all periods presented. Operating results from discontinued operations are as follows:

	Fiscal Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Net sales	$2,112	$17,508	$30,907
Asset impairment	—	6,402	—
Income (loss) from operations of discontinued businesses, before income taxes	(8,964)	(13,465)	3,205
Provision (benefit) for income taxes	(3,419)	(5,453)	1,806
Income (loss) from operations of discontinued businesses, net of taxes	$(5,545)	$(8,012)	$1,399
Assets and liabilities of discontinued operations at December 2011 and December 2010 consisted of the following:

	December 31, 2011	December 25, 2010
Current assets	$107	$3,862
Long-term assets	986	822
Total assets	$1,093	$4,684
Current liabilities	$1,165	$3,284
Long-term liabilities	2,522	—
Total liabilities	$3,687	$3,284
Current assets included accounts receivable and prepaid income taxes. Non-current assets included a long-term deferred tax asset. Current and long-term liabilities consisted of accounts payable, deferred income and accrued expenses.

Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 31, 2011
Total net sales	$285,843	$288,263	$277,579	$290,962
Gross profit	102,638	106,320	92,716	100,568
Operating income	42,251	53,314	37,094	41,647
Income from continuing operations, net of tax	35,377	34,156	18,911	27,078
(Loss) income from discontinued businesses, net of tax	(3,945)	(1,732)	(18)	150
Net income attributable to common shareowners	31,335	32,318	18,798	$27,115
Earnings (loss) per common share
Basic
Continuing operations attributable to common shareowners	$0.65	$0.67	$0.38	$0.55
Discontinued operations attributable to common shareowners	(0.07)	(0.03)	—	—
Net income attributable to common shareowners	$0.58	$0.63	$0.38	$0.56
Diluted
Continuing operations attributable to common shareowners	$0.65	$0.66	$0.37	$0.55
Discontinued operations attributable to common shareowners	(0.07)	(0.03)	—	—
Net income attributable to common shareowners	$0.57	$0.63	$0.37	$0.55
Fiscal Year Ended December 25, 2010
Total net sales	$292,287	$288,592	$270,885	$281,652
Gross profit	100,191	100,764	90,500	93,305
Operating income (loss)	30,194	29,985	6,468	(365,159)
Income from continuing operations, net of tax	17,338	15,234	(24,248)	(342,429)
Income (loss) from discontinued businesses, net of tax	(338)	(1,139)	(986)	(5,549)
Net income attributable to common shareowners	$17,382	$14,454	$(24,941)	$(343,564)
Earnings (loss) per common share
Basic
Continuing operations attributable to common shareowners	$0.27	$0.24	$(0.38)	$(5.94)
Discontinued operations attributable to common shareowners	(0.01)	(0.02)	(0.02)	(0.1)
Net income attributable to common shareowners	$0.27	$0.22	$(0.4)	$(6.04)
Diluted
Continuing operations attributable to common shareowners	$0.27	$0.24	$(0.38)	$(5.94)
Discontinued operations attributable to common shareowners	(0.01)	(0.02)	(0.02)	(0.1)
Net income attributable to common shareowners	$0.26	$0.22	$(0.4)	$(6.04)

Quarterly Segment Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 31, 2011
Research Models and Services
Sales	$173,371	$178,163	$171,471	$182,414
Gross margin	73,839	78,307	70,514	74,667
Operating income	51,742	55,691	48,534	50,352
Depreciation and amortization	9,269	9,318	9,327	9,326
Capital expenditures	4,403	4,010	5,789	20,055
Preclinical Services
Sales	$112,472	$110,100	$106,108	$108,548
Gross margin	28,799	28,013	22,202	25,902
Operating income	9,306	7,875	3,663	4,082
Depreciation and amortization	11,996	12,498	11,840	11,656
Capital expenditures	2,387	2,650	2,433	7,416
Unallocated corporate overhead	$(18,797)	$(10,252)	$(15,103)	$(12,786)
Total
Sales	$285,843	$288,263	$277,579	$290,962
Gross margin	102,638	106,320	92,716	100,569
Operating income	42,251	53,314	37,094	41,648
Depreciation and amortization	21,265	21,816	21,167	20,982
Capital expenditures	6,790	6,660	8,222	27,471
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 25, 2010
Research Models and Services
Sales	$172,205	$167,140	$159,259	$168,382
Gross margin	74,279	71,346	64,383	68,383
Operating income	49,984	47,258	42,817	44,405
Depreciation and amortization	9,721	8,811	9,422	9,703
Capital expenditures	4,960	6,245	4,622	11,867
Preclinical Services
Sales	$120,082	$121,452	$111,626	$113,270
Gross margin	25,912	29,418	26,117	24,922
Operating income	429	6,509	5,178	(391,842)
Depreciation and amortization	13,859	14,114	14,063	13,956
Capital expenditures	4,333	2,187	4,505	4,141
Unallocated corporate overhead	$(20,219)	$(23,782)	$(41,527)	$(17,722)
Total
Sales	$292,287	$288,592	$270,885	$281,652
Gross margin	101,191	100,764	90,500	93,305
Operating income	30,194	29,985	6,468	(365,159)
Depreciation and amortization	23,580	22,925	23,485	23,659
Capital expenditures	9,293	8,432	9,127	16,008

Item 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934 (Exchange Act), the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of December 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in Internal Controls
There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2011 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.
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
None.
PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

A.	Directors and Compliance with Section 16(a) of the Exchange Act
The information required by this Item regarding our directors and compliance with Section 16(a) of the Exchange Act by our officers and directors will be included in the 2012 Proxy Statement under the sections captioned “Nominees for Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference thereto. The information required by this Item regarding our corporate governance will be included in the 2012 Proxy Statement under the section captioned “Corporate Governance” and is incorporated herein by reference thereto.

B.	Our Executive Officers
The information required by this Item regarding our executive officers is reported in Part I of this Form 10-K under the heading “Supplementary Item. Executive Officers of the Registrant pursuant to Instruction 3 to Item 401(b) of Regulation S-K.”

C.	Audit Committee Financial Expert
The information required by this Item regarding the audit committee of the Board of Directors and financial experts will be included in the 2012 Proxy Statement under the section captioned “The Board of Directors and its Committees-Audit Committee and Financial Experts” and is incorporated herein by reference thereto.

D.	Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. Our Code of Business Conduct and Ethics is posted on our website by selecting the “Corporate Governance” link at http://ir.criver.com. We will provide to any person, without charge, a copy of our Code of Business Conduct and Ethics by requesting a copy from the Secretary, Charles River Laboratories, Inc., 251 Ballardvale Street, Wilmington, MA 01887. Information on our website is not incorporated by reference in this annual report.

E.	Changes to Board Nomination Procedures
Since December 2008, there have been no material changes to the procedures by which security holders may recommend nominees to the our Board of Directors.
Item 11.    Executive Compensation

The information required by this Item will be included in the 2012 Proxy Statement under the sections captioned “2011 Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation” and “Report of Compensation Committee” and is incorporated herein by reference thereto.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the 2012 Proxy Statement under the sections captioned “Beneficial Ownership of Securities” and is incorporated herein by reference thereto. See also Item 5. “Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Securities Authorized for Issuance Under Equity Compensation Plans” for the disclosure required by Item 201(d) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.
Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the 2012 Proxy Statement under the sections captioned “Related Person Transaction Policy” and “Corporate Governance-Director Qualification Standards; Director Independence” and is incorporated herein by reference thereto.
Item 14.    Principal Accountant Fees and Services

The information required by this Item will be included in the 2012 Proxy Statement under the section captioned “Statement of Fees Paid to Independent Registered Public Accounting Firm” and is incorporated herein by reference thereto.
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
Item 15(a)(3) and Item 15(c) Exhibits
The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. We have identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this

Annual Report on Form 10-K in response to Item 15(c) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Date:	February 27, 2012	By:	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
By:	/s/ JAMES C. FOSTER	President, Chief Executive Officer and Chairman	February 27, 2012
James C. Foster

By:	/s/ THOMAS F. ACKERMAN	Corporate Executive Vice President and	February 27, 2012
	Thomas F. Ackerman	Chief Financial Officer and Principal Accounting Officer

By:	/s/ ROBERT J. BERTOLINI	Director	February 27, 2012
Robert J. Bertolini

By:	/s/ STEPHEN D. CHUBB	Director	February 27, 2012
Stephen D. Chubb

By:	/s/ GEORGE E. MASSARO	Director	February 27, 2012
George E. Massaro

By:	/s/ DEBORAH KOCHEVAR	Director	February 27, 2012
Deborah Kochevar

By:	/s/ GEORGE M. MILNE, JR.	Director	February 27, 2012
George M. Milne, Jr.

By:	/s/ C. RICHARD REESE	Director	February 27, 2012
C. Richard Reese

By:	/s/ SAMUEL O. THIER	Director	February 27, 2012
Samuel O. Thier

By:	/s/ RICHARD F. WALLMAN	Director	February 27, 2012
Richard F. Wallman

By:	/s/ WILLIAM H. WALTRIP	Director	February 27, 2012
William H. Waltrip

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Second Amended and Restated Certificate of Incorporation of Charles River Laboratories International, Inc. dated June 5, 2000		S-1/A	June 23, 2000	3.1
3.2	Second Amended and Restated By-laws of Charles River Laboratories International, Inc.		8-K	December 5, 2008	3.2
4.1	Form of common stock certificate, $0.01 par value, of Charles River Laboratories International, Inc.		S-1	June 23, 2000	4.1
4.2	Charles River Laboratories International, Inc. as Issuer and U.S. Bank National Association as Trustee Indenture dated June 12, 2006		8-K	June 12, 2006	4.1
4.3	Charles River Laboratories International, Inc. Form of 2.25% Convertible Senior Note due 2013		8-K	June 12, 2006	4.1
10.1*	Charles River Corporate Officer Separation Plan dated April 30, 2010		10-Q	August 3, 2010	10.1
10.2*	Charles River Laboratories Holdings 1999 Management Incentive Plan		10-K	March 14, 2006	10.6
10.3*	Charles River Laboratories International, Inc. 2000 Incentive Plan amended May 9, 2005		10-K	March 14, 2006	10.7
10.4*	Charles River Laboratories International, Inc. 2000 Incentive Plan Inland Revenue Approved Rules for UK Employees		10-Q	November 5, 2001	99.1
10.5*	Form of change in control agreement		10-K	February 23, 2009	10.7
10.6*	Executive Incentive Compensation Plan dated January 1, 2009		10-K	February 23, 2009	10.8
10.7*	Charles River Laboratories International, Inc. Form of Stock Option Award letter granted under 2000 Incentive Plan		10-Q	November 1, 2004	10.3
10.8*	Charles River Laboratories International. Inc. Form of Restricted Stock Award granted under 2000 Incentive Plan		10-Q	November 1, 2004	10.4
10.9*	Inveresk Research Group, Inc. 2002 Stock Option and Incentive Compensation Plan amended and restated as of May 4, 2004		S-8	October 20, 2004	99.1
10.10*	Charles River Laboratories, Inc. Executive Life Insurance/Supplemental Retirement Income Plan		10-K	March 9, 2005	10.23
10.11*	Charles River Laboratories amended and restated Deferred Compensation Plan amended December 2, 2008, July 20, 2011 and October 27, 2011	X
10.12	Charles River Laboratories International, Inc. Fourth Amended and Restated Credit Agreement dated September 23, 2011		8-K	September 23, 2011	10.1
10.13*	Charles River Laboratories International, Inc. 2007 Incentive Plan amended March 18, 2009 and March 22, 2011	X
10.14*	Charles River Laboratories International, Inc. Form of Stock Option granted under 2007 Incentive Plan		10-K	February 20, 2008	10.17
10.15*	Charles River Laboratories International, Inc. Form of Restricted Stock Award granted under 2007 Incentive Plan		10-K	February 20, 2008	10.18
10.16*	Letter Agreements with Dr. Davide Molho dated May 22, 2009		10-K	February 23, 2011	10.17

21.1	Subsidiaries of Charles River Laboratories International, Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	X
101.1
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text.
X

*    Management contract or compensatory plan, contract or arrangement.