Form 10-Q
period 2012-03-31
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2012-05-04
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
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
(Registrant's telephone number, including area code): (781) 222-6000
_________________________________________________________
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 20, 2012, there were 48,995,692 shares of the Registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2012

Special Note on Factors Affecting Future Results
This Quarterly Report on Form 10-Q contains forward‑looking statements regarding future events and the future results of Charles River Laboratories International, Inc. (Charles River or We) that are based on current expectations, estimates, forecasts, and projections about the industries in which Charles River operates and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward‑looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward‑looking statements when addressing topics such as: the pursuit of our initiatives to optimize returns for stockholders, including efforts to improve our operating margins, improve free cash flow, invest in growth businesses and return value to shareholders; future demand for drug discovery and development products and services, including the outsourcing of these services and spending trends by our customers; our expectations regarding stock repurchases; present spending trends and other cost reduction activities by our customers; future actions by our management; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; changes in the composition or level of our revenues; our cost structure; the impact of acquisitions and dispositions; our expectations with respect to sales growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure); changes in our expectations regarding future stock option, restricted stock, and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our cash flow and liquidity. In addition, these statements include the impact of economic and market conditions on our customers; the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis and the ability of Charles River to withstand the current market conditions. You should not rely on forward‑looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward‑looking statements. You are cautioned not to place undue reliance on these forward‑looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 under the section entitled “Our Strategy,” the section entitled “Risks Related to Our Business and Industry,” the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward‑looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward‑looking events we discuss in this report not to occur.

Part I. Financial Information
Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2012	March 26, 2011
Net sales related to products	$126,214	$121,396
Net sales related to services	159,767	164,447
Net sales	285,981	285,843
Costs and expenses
Cost of products sold	64,945	65,766
Cost of services provided	116,824	117,439
Selling, general and administrative	55,977	55,007
Amortization of other intangibles	4,495	5,380
Operating income	43,740	42,251
Other income (expense)
Interest income	185	364
Interest expense	(8,435)	(10,016)
Other, net	(344)	63
Income from continuing operations, before income taxes	35,146	32,662
Provision (benefit) for income taxes	8,676	(2,715)
Income from continuing operations, net of income taxes	26,470	35,377
Income (loss) from discontinued operations, net of taxes	77	(3,945)
Net income	26,547	31,432
Less: Net income attributable to noncontrolling interests	(108)	(97)
Net income attributable to common shareowners	$26,439	$31,335
Earnings (loss) per common share
Basic:
Continuing operations attributable to common shareowners	$0.55	$0.65
Discontinued operations	$—	$(0.07)
Net income attributable to common shareowners	$0.55	$0.58
Diluted:
Continuing operations attributable to common shareowners	$0.54	$0.65
Discontinued operations	$—	$(0.07)
Net income attributable to common shareowners	$0.54	$0.57

See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands, except per share amounts)

	March 31, 2012	March 26, 2011
Net income	$26,547	$31,432
Foreign currency translation adjustment	6,780	8,258
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) for the period	209	(85)
Add: reclassification adjustment for losses included in net income	712	—
Defined benefit plan gains (losses) and prior service costs not yet recognized as components of net periodic pension cost:
Prior service cost and gains (losses) for the period	—	—
Amortization of prior service costs and net gains and losses	661	263
Comprehensive income, before tax	34,909	39,868
Income tax expense related to items of other comprehensive income	261	204
Comprehensive income, net of tax	34,648	39,664
Less: comprehensive income related to noncontrolling interests	(126)	(109)
Comprehensive income attributable to common shareholders	$34,522	$39,555

See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except per share amounts)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$61,031	$68,905
Trade receivables, net	205,893	184,810
Inventories	89,347	92,969
Other current assets	80,892	79,052
Current assets of discontinued businesses	107	107
Total current assets	437,270	425,843
Property, plant and equipment, net	740,225	738,030
Goodwill, net	198,882	197,561
Other intangibles, net	90,454	93,437
Deferred tax asset	40,523	44,804
Other assets	47,045	57,659
Long-term assets of discontinued businesses	959	986
Total assets	$1,555,358	$1,558,320
Liabilities and Equity
Current liabilities
Current portion of long-term debt and capital leases	$29,574	$14,758
Accounts payable	32,353	34,332
Accrued compensation	40,199	41,602
Deferred revenue	58,195	56,530
Accrued liabilities	47,889	54,377
Other current liabilities	14,461	14,033
Current liabilities of discontinued businesses	1,164	1,165
Total current liabilities	223,835	216,797
Long-term debt and capital leases	674,743	703,187
Other long-term liabilities	99,823	108,451
Long-term liabilities of discontinued businesses	2,452	2,522
Total liabilities	1,000,853	1,030,957
Commitments and contingencies
Shareowners' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 79,031,347 issued and 49,002,831 shares outstanding at March 31, 2012 and 78,473,888 issued and 48,875,715 shares outstanding at December 31, 2011	790	785
Capital in excess of par value	2,064,890	2,056,921
Accumulated deficit	(439,157)	(465,596)
Treasury stock, at cost, 30,028,516 shares and 29,598,173 shares at March 31, 2012 and December 31, 2011, respectively	(1,086,600)	(1,071,120)
Accumulated other comprehensive income	12,676	4,593
Total shareowners' equity	552,599	525,583
Noncontrolling interests	1,906	1,780
Total equity	554,505	527,363
Total liabilities and equity	$1,555,358	$1,558,320
See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended
	March 31, 2012	March 26, 2011
Cash flows relating to operating activities
Net income	$26,547	$31,432
Less: Income (loss) from discontinued operations	77	(3,945)
Income from continuing operations	26,470	35,377
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	20,002	21,265
Amortization of debt issuance costs and discounts	4,345	4,330
Non-cash compensation	5,266	5,919
Deferred income taxes	5,740	3,422
Other, net	1,535	518
Changes in assets and liabilities:
Trade receivables	(19,881)	(17,166)
Inventories	3,312	4,336
Other assets	(462)	(406)
Accounts payable	(2,187)	2,170
Accrued compensation	(1,659)	(4,188)
Deferred revenue	963	(8,073)
Accrued liabilities	(5,114)	187
Taxes payable and prepaid taxes	(7,320)	(23,365)
Other liabilities	(5,733)	(2,933)
Net cash provided by operating activities	25,277	21,393
Cash flows relating to investing activities
Capital expenditures	(14,112)	(6,789)
Purchases of investments	(4,694)	(9,548)
Proceeds from sale of investments	14,555	3,655
Other, net	973	146
Net cash used in investing activities	(3,278)	(12,536)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	28,000	150,607
Proceeds from exercises of stock options and warrants	2,715	5,239
Payments on long-term debt, capital lease obligation and revolving credit agreement	(46,566)	(9,766)
Purchase of treasury stock and Accelerated Stock Repurchase Program	(15,246)	(174,465)
Other, net	462	(876)
Net cash used in financing activities	(30,635)	(29,261)
Discontinued operations
Net cash used in operating activities	—	(38)
Net cash provided by financing activities	—	213
Net cash provided by discontinued operations	—	175
Effect of exchange rate changes on cash and cash equivalents	762	(186)
Net change in cash and cash equivalents	(7,874)	(20,415)
Cash and cash equivalents, beginning of period	68,905	179,160
Cash and cash equivalents, end of period	$61,031	$158,745
Supplemental cash flow information
Capitalized interest	$191	$92

See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(dollars in thousands)

	Total	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Treasury Stock	Non-controlling Interest
December 31, 2011	$527,363	$(465,596)	$4,593	$785	$2,056,921	$(1,071,120)	$1,780
Components of comprehensive income, net of tax:
Net income	26,547	26,439					108
Other comprehensive income	8,101		8,083				18
Total comprehensive income	34,648						126
Tax detriment associated with stock issued under employee compensation plans	(5)				(5)
Issuance of stock under employee compensation plans	2,713			5	2,708
Acquisition of treasury shares	(15,480)				—	(15,480)
Stock-based compensation	5,266				5,266
March 31, 2012	$554,505	$(439,157)	$12,676	$790	$2,064,890	$(1,086,600)	$1,906

See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1.	Basis of Presentation
The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to state fairly the financial position and results of operations of Charles River Laboratories International, Inc. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.
Certain amounts in prior-year financial statements and related notes have been reclassified to conform with the current year presentation.
2. Restructuring and Contract Termination Costs
We have implemented staffing reductions over the past few years to improve operating efficiency and profitability at various sites. As a result of these actions, for the three months ended March 31, 2012 and March 26, 2011, we recorded severance and retention charges as shown below. As of March 31, 2012, $1,892 was included in accrued compensation and $1,785 in other long-term liabilities on our consolidated balance sheet.
The following table rolls forward our severance and retention cost liability:

	Three Months Ended
	March 31, 2012	March 26, 2011
Balance, beginning of period	$3,374	$10,658
Expense	911	494
Payments/utilization	(608)	(4,052)
Balance, end of period	$3,677	$7,100

The following table presents severance and retention costs by classification on the income statement:

	Three Months Ended
	March 31, 2012	March 26, 2011
Severance charges included in cost of sales	$—	$241
Severance charges included in selling, general and administrative expense	911	253
Total expense	$911	$494
The following table presents severance and retention cost by segment:

	Three Months Ended
	March 31, 2012	March 26, 2011
Research models and services	$—	$229
Preclinical services	911	257
Corporate	—	8
Total expense	$911	$494

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

3. Supplemental Balance Sheet Information
The composition of net trade receivables is as follows:

	March 31, 2012	December 31, 2011
Client receivables	$178,547	$159,381
Unbilled revenue	31,816	29,446
Total	210,363	188,827
Less allowance for doubtful accounts	(4,470)	(4,017)
Net trade receivables	$205,893	$184,810

The composition of inventories is as follows:

	March 31, 2012	December 31, 2011
Raw materials and supplies	$13,808	$13,987
Work in process	13,372	13,533
Finished products	62,167	65,449
Inventories	$89,347	$92,969
The composition of other current assets is as follows:

	March 31, 2012	December 31, 2011
Prepaid assets	$22,269	$22,828
Deferred tax asset	26,608	30,894
Marketable securities	6,136	5,359
Prepaid income tax	25,650	19,742
Restricted cash	229	229
Other current assets	$80,892	$79,052

The composition of net property, plant and equipment is as follows:

	March 31, 2012	December 31, 2011
Land	$40,435	$40,517
Buildings	696,193	696,275
Machinery and equipment	351,761	348,795
Leasehold improvements	27,987	29,975
Furniture and fixtures	12,214	10,663
Vehicles	5,252	5,226
Computer hardware and software	105,243	105,563
Construction in progress	60,735	57,661
Total	1,299,820	1,294,675
Less accumulated depreciation	(559,595)	(556,645)
Net property, plant and equipment	$740,225	$738,030

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets. Depreciation expense for the quarter ended March 31, 2012 and March 26, 2011 was $15,507 and $15,885, respectively.
The composition of other assets is as follows:

	March 31, 2012	December 31, 2011
Deferred financing costs	$8,408	$9,239
Cash surrender value of life insurance policies	25,706	25,057
Long term marketable securities	—	11,051
Other assets	12,931	12,312
Other assets	$47,045	$57,659
The composition of other current liabilities is as follows:

	March 31, 2012	December 31, 2011
Accrued income taxes	$8,983	$10,552
Current deferred tax liability	1,415	1,379
Accrued interest and other	4,063	2,102
Other current liabilities	$14,461	$14,033
The composition of other long-term liabilities is as follows:

	March 31, 2012	December 31, 2011
Deferred tax liability	$13,602	$16,074
Long-term pension liability	43,347	49,223
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	25,914	25,739
Other long-term liabilities	16,960	17,415
Other long-term liabilities	$99,823	$108,451
4. Marketable Securities and Equity-Method Affiliates
Investments in marketable securities are reported at fair value and consist of time deposits and auction rate securities. During the period ended March 31, 2012, we sold our auction rate securities for $11,260 in cash and recorded a realized loss of $712, which is included in other income (expense).
The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$6,136	$—	$—	$6,136
Auction rate securities	—	—	—	—
	$6,136	$—	$—	$6,136

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$5,359	$—	$—	$5,359
Auction rate securities	11,972	—	(921)	11,051
	$17,331	$—	$(921)	$16,410
Maturities of debt securities were as follows:

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$6,136	$6,136	$5,359	$5,359
Due after one year through five years	—	—	—	—
Due after ten years	—	—	11,972	11,051
	$6,136	$6,136	$17,331	$16,410

Equity-Method Affiliates
In 2009, we entered into a limited partnership, which invests in biotechnology and medical device companies. We committed $20,000, or approximately 12%, of the limited partnership's total committed capital. As of March 31, 2012, we have contributed $6,147 of our total committed capital of $20,000. We recognized equity income of $397 for the three months ended March 31, 2012. This income is reported as other income (expense). As of March 31, 2012, Equity Method Affiliates had a carrying value of $6,834, which is reported in other assets on the consolidated balance sheets.
5. Fair Value
Valuation methodologies used for assets and liabilities measured or disclosed at fair value are as follows:

•	Time deposits—Valued at their ending balances as reported by the financial institutions that hold our securities, which approximates fair value.

•	Life policies—Valued at cash surrender value.

•	Contingent consideration—Consists of future acquisition-related payments based on certain agreed upon revenue and technical milestones valued using the income approach.

•	Hedge contract—Valued at fair value by management based on our foreign exchange rates and forward points provided by banks.

•	Long-term debt—Valued based on current market pricing for similar debt.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Fair Value Measurements at March 31, 2012 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets and Liabilities at Fair Value
Time deposits	$—	$6,136	$—	$6,136
Auction rate securities	—	—	—	—
Fair value of life policies	—	20,116	—	20,116
Hedge contract	—	96	—	96
Total assets measured at fair value	$—	$26,348	$—	$26,348
Contingent consideration	—	—	—	—
Total liabilities measured at fair value	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2011 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets and Liabilities at Fair Value
Time deposits	$—	$5,359	$—	$5,359
Auction rate securities	—	—	11,051	11,051
Fair value of life policies	—	19,520	—	19,520
Hedge contract	—	5	—	5
Total assets measured at fair value	$—	$24,884	$11,051	$35,935
Contingent consideration	—	—	—	—
Total liabilities measured at fair value	$—	$—	$—	$—

The book value of our term and revolving loans, which are variable rate loans carried at amortized cost, approximates fair value based current market pricing of similar debt. The fair value of our 2.25% Senior Convertible Debentures (2013 Notes), which are carried at cost less unamortized discount on our consolidated balance sheets, was $354,195 as of March 31, 2012. We determine the fair value of these 2013 Notes based on their most recent quoted market price and by reference to the market value of similar debt instruments. We classify the fair value of our debt as Level 2 (significant other observable inputs) on the valuation hierarchy, where Level 2 inputs include quoted prices for similar assets and liabilities in active markets and/or quoted prices for identical or similar assets and liabilities in markets that are not active.
The following table presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended March 31, 2012 and December 31, 2011. As of December 31, 2011, our auction rate securities were valued at fair value by management in part utilizing an independent valuation, which used pricing models and discounted cash flow methodologies incorporating assumptions that reflect the assumptions a marketplace participant would use.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended
Auction rate securities	March 31, 2012	March 26, 2011
Beginning balance	$11,051	$11,377
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in other income (expense)	(712)	(1)
Included in other comprehensive income	921	(85)
Purchases, issuances and settlements	(11,260)	—
Ending balance	$—	$11,291

We enter into derivative instruments to hedge foreign currency exchange risk to reduce the impact of changes to foreign currency rates on our financial statements. During the quarter ended March 31, 2012, we recognized $123 of hedge gains associated with forward currency contracts open during the quarter. As of March 31, 2012, outstanding forward currency contracts had a fair value of $96.

6. Goodwill and Other Intangible Assets
The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization & Impairment Loss	Gross Carrying Amount	Accumulated Amortization & Impairment Loss
Goodwill	$1,215,639	$(1,016,757)	$1,214,285	$(1,016,724)
Other intangible assets not subject to amortization:
Research models	$3,438	$—	$3,438	$—
Other intangible assets subject to amortization:
Backlog	2,885	(2,293)	2,856	(2,253)
Client relationships	304,125	(219,045)	298,813	(210,816)
Client contracts	15,232	(15,232)	14,818	(14,818)
Trademarks and trade names	5,028	(4,738)	5,022	(4,706)
Standard operating procedures	652	(652)	650	(650)
Other identifiable intangible assets	5,464	(4,410)	5,415	(4,332)
Total other intangible assets	$336,824	$(246,370)	$331,012	$(237,575)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

		Adjustments to Goodwill
	December 31, 2011	Acquisitions	Foreign Exchange/ Impairment	March 31, 2012
Research Models and Services
Gross carrying amount	$56,402	$—	$309	$56,711
Accumulated amortization	(3,721)	—	(33)	(3,754)
Preclinical Services
Gross carrying amount	1,157,883	—	1,045	1,158,928
Accumulated impairment loss	(1,005,000)	—	—	(1,005,000)
Accumulated amortization	(8,003)	—	—	(8,003)
Total
Gross carrying amount	$1,214,285	$—	$1,354	$1,215,639
Accumulated impairment loss	(1,005,000)	—	—	(1,005,000)
Accumulated amortization	(11,724)	—	(33)	(11,757)

7. Long-Term Debt and Capital Lease Obligations
Long-Term Debt
Long-term debt consists of the following:

	March 31, 2012	December 31, 2011
2.25% Senior convertible debentures:
Principal	$349,995	$349,995
Unamortized debt discount	(18,019)	(21,533)
Net carrying amount of senior convertible debentures	331,976	328,462
Term loan facilities	333,187	356,322
Revolving credit facility	39,000	33,000
Other long-term debt represents secured and unsecured promissory notes, interest rates ranging from 0% to 0.5% at both March 31, 2012 and December 31, 2011, maturing between 2012 and 2013	122	118
Total debt	704,285	717,902
Less: current portion of long-term debt	(29,549)	(14,732)
Long-term debt	$674,736	$703,170
Our credit agreement dated September 23, 2011 provides for a $299,750 term loan, a €69,414 Euro term loan and a $350,000 revolving credit facility. The term loan facility matures in 20 quarterly installments with the last installment due September 23, 2016. The $350,000 revolving facility also matures on September 23, 2016 and requires no scheduled payment before that date. The book value of our term and revolving loans approximates fair value.
The credit agreement includes certain customary representations and warranties, events of default, notices of material adverse changes to our business and negative and affirmative covenants. As of March 31, 2012, we were compliant with all financial covenants specified in the credit agreement. We had $4,325 outstanding under letters of credit as of March 31, 2012.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

As of March 31, 2012, our debt included $349,995 of 2.25% Senior Convertible Debentures (2013 Notes) due June 2013. At March 31, 2012, the fair value of these outstanding 2013 Notes was approximately $354,195 based on their quoted market value and no conversion triggers were met.
As of March 31, 2012, $18,019 of debt discount related to the 2013 Notes remained and will be amortized over 5 quarters. Interest expense related to our convertible debt of $3,514 and $3,349 for quarters ending March 31, 2012 and March 26, 2011 respectively, yielded an effective interest rate of 6.93% on the liability component. In addition, $1,969 and $1,969 of contractual interest expense was recognized on our convertible debt during the years ended March 31, 2012 and March 26, 2011, respectively.
Principal maturities of existing debt, which excludes unamortized discount, for the periods set forth in the table below are as follows:

Twelve Months Ending
March 2013	$29,549
March 2014	384,327
March 2015	63,759
March 2016	70,782
March 2017	173,887
Total	$722,304
We have capital leases for equipment. These leases are capitalized using interest rates considered appropriate at the inception of the lease. Capital lease obligations amounted to $32 and $43 at March 31, 2012 and December 31, 2011, respectively.
8. Equity
Earnings Per Share
Basic earnings per share for the three months ended March 31, 2012 and March 26, 2011 was computed by dividing earnings available to common shareowners for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for the three months ended March 31, 2012 and March 26, 2011 has been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.
Options to purchase 4,395,903 shares and 4,490,167 shares were outstanding at March 31, 2012 and March 26, 2011, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted average shares outstanding for March 31, 2012 and March 26, 2011 excluded the weighted average impact of 930,193 and 761,173 shares, respectively, of non-vested fixed restricted stock awards.
The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings per share:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2012	March 26, 2011
Numerator:
Income from continuing operations for purposes of calculating earnings per share	$26,362	$35,280
Income (loss) from discontinued businesses	77	$(3,945)
Denominator:
Weighted-average shares outstanding—Basic	48,254,950	53,937,948
Effect of dilutive securities:
2.25% senior convertible debentures	—	—
Stock options and contingently issued restricted stock	516,793	659,792
Weighted-average shares outstanding—Diluted	48,771,743	54,597,740
Basic earnings per share from continuing operations attributable to common shareowners	$0.55	$0.65
Basic earnings (loss) per share from discontinued operations attributable to common shareowners	$—	$(0.07)
Diluted earnings per share from continuing operations attributable to common shareowners	$0.54	$0.65
Diluted earnings (loss) per share from discontinued operations attributable to common shareowners	$—	$(0.07)
Treasury Shares
For the three months ended March 31, 2012 and March 26, 2011, we repurchased 347,968 shares of common stock for $12,500 and 579,200 shares of common stock for $21,607, respectively, through open market purchases made in reliance on Rule 10b5-1. Additionally, our 2000 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the three months ended March 31, 2012 and March 26, 2011, we acquired 82,375 shares for $2,980 and 77,446 shares for $2,848, respectively, as a result of such withholdings. Additionally, the three months ended March 26, 2011 includes the acquisition of 4,631,227 shares under accelerated stock repurchase programs (ASR).
Share repurchases for the three months ended March 31, 2012 and March 26, 2011 were as follows:

	Three Months Ended
	March 31, 2012	March 26, 2011
Number of shares of common stock repurchased	430,343	5,287,873
Total cost of repurchase	$15,480	$192,834

9. Income Taxes
The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statements of income:

	Three Months Ended
	March 31, 2012	March 26, 2011
Income from continuing operations before income taxes	35,146	32,662
Effective tax rate	24.7%	(8.3)%
Provision (benefit) for income taxes	8,676	(2,715)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Our overall effective tax rate was 24.7% in the first quarter of 2012 and (8.3)% in the first quarter of 2011. The change was primarily attributable to an $11,111 tax benefit recorded in the first quarter of 2011 associated with a tax loss incurred with the disposition of our Phase I clinical business. Additionally, there was an increase in tax rate in the first quarter of 2012 compared to the first quarter of 2011 primarily due to an unbenefitted capital loss on the sale of auction rate securities incurred during the first quarter of 2012 and lower research and development tax benefits. These increases were partially offset by reductions in the tax rate in the first quarter of 2012 compared to the first quarter of 2011 due to increased benefits from the domestic production deduction and a reduction in unbenefitted losses primarily driven by the disposition of our preclinical services operations in Shanghai.
In accordance with Canadian Federal tax law, we claim scientific research and experimental development (SR&ED) credits on qualified research and development costs incurred by our preclinical services facility in Canada in the performance of projects for non-Canadian clients. Additionally, in accordance with the tax law of the United Kingdom, we claim enhanced deductions related to qualified research and development costs incurred by our preclinical services facility in Edinburgh, Scotland, in the performance of certain client contracts.
During the fourth quarter of 2010, we took actions to divest of our Phase 1 clinical business. We recorded in discontinued operations a deferred tax asset associated with the excess of the tax outside basis over the basis for financial reporting purposes of the Phase 1 clinical business. As of the fourth quarter of 2010, we determined that we did not meet the more-likely-than-not realization threshold for this deferred tax asset and we recorded a valuation allowance against it as part of discontinued operations. During the first quarter of 2011, we determined that the tax loss would more-likely-than-not be benefitted as a worthless stock deduction. As such, we released the valuation allowance recorded against the tax loss on the Phase 1 clinical business and recognized the benefit in continuing operations.
During the first quarter of 2012, our unrecognized tax benefits recorded increased by $744 to $28,720 primarily due to ongoing evaluation of uncertain tax positions in the current period and foreign exchange movement offset by the settlement of a U.S. state audit. The amount of unrecognized income tax benefits that would impact the effective tax rate favorably increased by $459 to $22,936, and the amount of accrued interest on unrecognized tax benefits decreased by $16 to $1,499 in the first quarter of 2012.

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
We are challenging the reassessments received by the CRA with respect to the SR&ED credits claimed in 2003 and 2004 by our Canadian Preclinical Services subsidiary in the Tax Court of Canada (TCC). Additionally, we filed Notices of Objection in response to Notices of Reassessment received from the MRQ with respect to our 2003 and 2004 claims for the Quebec Research and Development tax credits. We disagree with the positions taken by the CRA and MRQ with regard to the credits claimed. We believe that it is reasonably possible that we will conclude the controversies with the TCC and MRQ within the next twelve months. We do not believe that resolution of these controversies will have a material impact on our financial position or results of operations. However, it is possible that the CRA and MRQ will propose similar adjustments for later years.
We believe we have appropriately provided for all uncertain tax positions.
In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of the first quarter of 2012 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

For the three months ended March 31, 2012, income tax expense of $261 related to items of other comprehensive income included a $89 benefit related to foreign currency translation adjustments and $350 of tax expenses related to the change in unrecognized pension gains, losses and prior service costs. For the three months ended March 26, 2011, income tax expense of $204 related to items of other comprehensive income included $66 related to foreign currency translation adjustments and $138 related to the change in unrecognized pension gains, losses and prior service costs.
10. Employee Benefits
The following table provides the components of net periodic benefit cost for our defined benefit plans:

	Pension Benefits		Supplemental Retirement Benefits
	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
Service cost	$979	$766	$160	$159
Interest cost	2,811	3,022	223	300
Expected return on plan assets	(3,430)	(3,388)	—	—
Amortization of prior service cost (credit)	(151)	(154)	165	125
Amortization of net loss (gain)	582	239	65	53
Net periodic benefit cost	791	485	613	637
Company contributions	$5,685	$3,591	$—	$—
During 2012, we expect to contribute $13,868 to our pension plans.
11. Stock Plans and Stock Based Compensation
The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. The following table presents stock-based compensation included in our consolidated statement of income:

	March 31, 2012	March 26, 2011
Stock-based compensation expense included in:
Cost of sales	$1,448	$1,678
Selling and administration	3,818	4,241
Stock-based compensation, before income taxes	5,266	5,919
Provision for income taxes	(1,884)	(2,119)
Stock-based compensation, net of tax	$3,382	$3,800
The fair value of stock-based awards granted during the first three months of 2012 and 2011 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	March 31, 2012	March 26, 2011
Expected life (in years)	4.5	4.2
Expected volatility	35.0%	33.5%
Risk-free interest rate	0.84%	2.23%
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$11.02	$11.29

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Stock Options
The following table summarizes stock option activities under our plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2011	6,081,263	$38.25
Options granted	543,065	$36.25
Options exercised	(108,147)	$25.10
Options canceled	(84,662)	$39.85
Options outstanding as of March 31, 2012	6,431,519	$38.28	3.71 years	$14,757
Options exercisable as of March 31, 2012	4,374,304	$39.78	2.83 years	$10,842
As of March 31, 2012, the unrecognized compensation cost related to 2,057,215 unvested stock options expected to vest was $18,792. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 32 months.
The total intrinsic value of options exercised during the three months ending March 31, 2012 and March 26, 2011 was $1,131 and $2,128, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price. The total amount of cash received from the exercise of options during the three months ending March 31, 2012 and March 26, 2011 was $2,715 and $5,239, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $374 for the three months ending March 31, 2012. A charge of $5 was recorded in capital in excess of par value in the first quarter for the excess of deferred tax assets over the actual tax benefits at option exercise. We settle stock option exercises with newly issued common shares.
Restricted Stock
Stock compensation expense associated with restricted common stock is charged for the market value on the date of grant, less estimated forfeitures, and is amortized over the awards' vesting period on a straight-line basis.
The following table summarizes the restricted stock activity for the three months ending March 31, 2012:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	703,011	$35.70
Granted	499,360	36.25
Vested	(260,173)	36.10
Canceled	(12,005)	35.89
Outstanding as of March 31, 2012	930,193	$35.61
As of March 31, 2012, the unrecognized compensation cost related to shares of unvested restricted stock expected to vest was $28,821. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 38 months. The total fair value of restricted stock grants that vested during the fiscal years ending March 31, 2012 and March 26, 2011 was $9,392 and $10,136, respectively. The actual tax benefit realized for the tax deductions from restricted stock grants that vested totaled $3,346 for the three months ended March 31, 2012.
Performance Based Stock Award Program
Compensation expense associated with performance-based stock awards of $(27) and $54 has been recorded during the three months ended March 31, 2012 and March 26, 2011, respectively.

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
13. Business Segment Information
We report two business segments, Research Models and Services (RMS) and Preclinical Services (PCS). Our RMS segment includes sales of research models, genetically engineered models and services (GEMS), insourcing solutions (IS), research animal diagnostic services (RADS), discovery services (DS), in vitro products, and avian vaccine products and services. Our PCS segment includes services required to take a drug through the development process, which include discovery support, safety assessment and biopharmaceutical services.
The following table presents sales and other financial information by business segment.

	Three Months Ended
	March 31, 2012	March 26, 2011
Research Models and Services
Net sales	$183,152	$173,371
Gross margin	82,196	73,839
Operating income	59,467	51,742
Depreciation and amortization	8,942	9,269
Capital expenditures	12,900	4,403
Preclinical Services
Net sales	$102,829	$112,472
Gross margin	22,016	28,799
Operating income	4,174	9,306
Depreciation and amortization	11,060	11,996
Capital expenditures	1,211	2,387
A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended
	March 31, 2012	March 26, 2011
Total segment operating income	$63,641	$61,048
Unallocated corporate overhead	(19,901)	(18,797)
Consolidated operating income	$43,740	$42,251

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Net sales for each significant service area are as follows:

	Three Months Ended
	March 31, 2012	March 26, 2011
Research models	$94,021	$93,400
Research model services	56,331	51,975
Other products	32,800	27,996
Total research models	183,152	173,371
Total preclinical services	102,829	112,472
Total sales	$285,981	$285,843
A summary of unallocated corporate overhead consists of the following:

	Three Months Ended
	March 31, 2012	March 26, 2011
Stock-based compensation expense	$2,785	$2,986
U.S. retirement plans	1,372	1,057
Audit, tax and related expense	654	755
Salary and bonus	4,923	4,693
Global IT	2,850	2,993
Employee health, long-term disability and fringe benefit expense	1,993	1,639
Consulting and professional services	1,742	1,331
Depreciation expense	1,569	1,581
Other general unallocated corporate expenses	2,013	1,762
Total unallocated corporate overhead costs	$19,901	$18,797
Other general unallocated corporate expenses consist of various departmental costs including those associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury and investor relations.
14. Discontinued Operations
On March 28, 2011, we disposed of our Phase I clinical business for a nominal amount. As part of the disposition we remained the guarantor of the Phase I facility lease. During the second quarter of 2011, we recognized the value of the guarantee net of the buyer's related indemnity as a liability of $2,994, which we are accreting ratably over the remaining term of the lease. The facility lease runs through January 2021 with remaining lease payments totaling $14,351 as of March 31, 2012.
The consolidated financial statements have been reclassified to segregate, as discontinued operations, the assets and liabilities, operating results and cash flows, of the businesses being discontinued for all periods presented. Operating results from discontinued operations are as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2012	March 26, 2011
Net sales	$—	$2,112
Income (loss) from operations of discontinued businesses, before income taxes	104	(5,202)
Provision (benefit) for income taxes	27	(1,257)
Income (loss) from operations of discontinued businesses, net of taxes	$77	$(3,945)
Assets and liabilities of discontinued operations at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Current assets	$107	$107
Long-term assets	959	986
Total assets	$1,066	$1,093
Current liabilities	$1,164	$1,165
Long-term liabilities	2,452	2,522
Total liabilities	$3,616	$3,687
Current assets and non-current assets include a short-term and long-term deferred tax asset related to lease guarantee. Current and long-term liabilities consist of the carrying value of the lease guarantee and accrued expenses.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis will help you understand our financial condition and results of operations. The Management's Discussion and Analysis is a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements.
Overview
We are a leading global provider of solutions that advance the drug discovery and development process, including research models and associated services and outsourced preclinical services. We provide our products and services to global pharmaceutical companies and biotechnology companies, as well as government agencies, leading hospitals and academic institutions throughout the world in order to bring drugs to market faster and more efficiently. We have built upon our core competency of in vivo biology, including laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of preclinical services - both GLP (Good Laboratory Practice) and non-GLP - which address drug discovery and development. Utilizing our broad portfolio of products and services enables our clients to create a more flexible drug development model which reduces their costs, enhances their productivity and effectiveness, and increase speed to market. We have been in business for 65 years and currently operate approximately 64 facilities in 15 countries worldwide.
Large pharmaceutical and biotechnology companies have been undergoing significant change in recent years as they endeavor to improve the productivity of their drug development pipelines, and at the same time, streamline their infrastructures in order to improve efficiency and reduce operating costs. These efforts have had an unfavorable impact on our operations as a result of: measured research and development spending by major pharmaceutical and biotechnology companies; delays in customer decisions and commitments; tight cost constraints and the resultant pricing pressure, particularly in view of excess capacity in the contract research industry; a focus on late-stage clinical testing as customers accelerate their efforts to bring drugs to market in the face of expiration of patents on branded drugs; decreased funding for biopharmaceutical companies; and the impact of healthcare reform initiatives. In addition, consolidation in the pharmaceutical and biotechnology industry has affected demand for our products and services. All of these ongoing factors continue to contribute to demand uncertainty and are expected to impact future sales.
Our market for goods and services appears to continue to stabilize but we remain uncertain as to when the unfavorable market factors will abate. As part of our clients' efforts to improve pipeline productivity, pharmaceutical and biotechnology companies are emphasizing efficacy testing in order to eliminate therapies from the pipeline earlier in the drug development process. This trend is visible in increasing demand for our non-GLP in vivo pharmacology and drug metabolism and pharmacokinetics services. We continue to anticipate that our clients will reduce their internal capacity through closure of underutilized facilities and increase their use of these outsourced services in the future, because utilizing outsourced services enables them to create a flexible drug development model which improves operating efficiency and reduces costs. We believe that increased focus on strategic outsourcing by our clients should result in the expansion of strategic relationships with a reduced and limited number of partners, which will drive demand for our services. We believe that the long-term drivers for our business as a whole will primarily emerge from our clients' continued demand for research models and services and both GLP and non-GLP in vivo biology services, which are essential to the drug development process. However, presently it is challenging to predict the timing associated with these drivers.
We continue to focus on our four key initiatives designed to allow us to drive profitable growth and to maximize value for shareholders, and thus better position ourselves to operate successfully in the current and future business environment. These four initiatives are:

•
Improving the consolidated operating margin. We continue to aggressively manage our cost structure and drive operating efficiencies, which are expected to generate improvement in our operating margins. We have already implemented significant actions to reduce costs during the last two years to manage challenging industry-wide preclinical market conditions. During the first quarter of 2012 we continued to selectively adjust our cost structure by headcount reductions and other cost initiatives.

•
Improving free cash flow generation. We believe we have adequate capacity to support revenue growth in both business segments without significant additional investment for expansion. Capital expenditures were $14.1 million in the first quarter of 2012 and we expect capital expenditures to be approximately $50.0 million for this year.

•
Disciplined investment in growth businesses. We continue to maintain a disciplined focus on deployment of capital, investing in those areas of our existing business which will generate the greatest sales growth and profitability, such as Genetically Engineered Models and Services (GEMS), Discovery Services (DS) and In Vitro products.

•
Returning value to shareholders. We are repurchasing our stock with the intent to drive immediate shareholder value and earnings per share accretion. During the first quarter of 2012 and 2011, we repurchased 0.4 million and 8.4 million shares, respectively. Our weighted average shares outstanding for the first quarter of 2012 has decreased to 48.8 million shares from 54.6 million shares for the first quarter of 2011.

Total net sales during the first quarter of 2012 were $286.0 million, an increase of 0.1% over the same period last year. The sales increase was due primarily to increased sales for RMS segment partially offset by lower PCS sales. The effect of foreign currency translation had a negative impact on sales of 0.9%. Our gross margin increased to 36.4% of net sales for the first quarter of 2012 compared to 35.9% of net sales for the first quarter of 2011, due primarily to cost savings actions and the impact of increased RMS segment sales. Our operating income was $43.7 million for the first quarter of 2012 compared to operating income of $42.3 million for the first quarter of 2011, an increase of 3.3% due to strong Research Model Services segment. Operating margin was 15.3% for the first quarter of 2012, compared to14.8% for the first quarter of 2011.
Our net income attributable to common shareholders was $26.4 million for the three months ended March 31, 2012 compared to $31.3 million for the three months ended March 26, 2011. The decrease was primarily due to the tax benefit in 2011 related to the disposition of our Phase I clinical business. Diluted earnings per share for the first quarter of 2012 was $0.54 compared to diluted earnings per share of $0.57 for the first quarter of 2011.
We report two segments: Research Models and Services (RMS) and Preclinical Services (PCS), which reflects the manner in which our operating units are managed.
Our RMS segment, which represented 64.0% of net sales in the first quarter of 2012, includes three categories: production of research models, Research Model Services, and Other Products. Research Model Services include four business units: Genetically Engineered Models and Services (GEMS), Research Animal Diagnostics (RADS), Discovery Services (DS), and Insourcing Solutions (IS). Other Products includes our In Vitro business and avian vaccine services. Net sales for the RMS segment increased 5.6% compared to the first quarter of 2011, primarily driven by higher sales of Other Products and Research Model Services. The effect of foreign currency translation had a negative impact on sales of 0.9%. Gross margin percentage increased to 44.9% from 42.6% due to primarily to cost savings actions and our fixed cost leverage with increased sales. Operating margin percentage increased to 32.5% from 29.8% .
Our PCS segment, which represented 36.0% of net sales in the first quarter of 2012, includes services required to take a drug through the development process including discovery support, safety assessment and biopharmaceutical services. Sales for this segment decreased 8.6% from the first quarter of 2011, as a result of a greater proportion of non-GLP discovery research services combined with lower biopharmaceutical services sales. Foreign currency translation reduced the sales growth rate by 1.0%. We experienced a decrease in the PCS gross margin to 21.4% from 25.6% in the first quarter of 2011. Operating margin for the first quarter of 2012 was 4.1% , compared to 8.3% in the first quarter of 2011, due mainly to a reduction in profitability for the biopharmaceutical services.
Three Months Ended March 31, 2012 Compared to the Three Months Ended March 26, 2011
Net Sales. Net sales for the three months ended March 31, 2012 were $286.0 million, an increase of $0.2 million, or 0.1%, from $285.8 million for the three months ended March 26, 2011, due primarily to increased sales for RMS partially offset by lower PCS sales and unfavorable foreign currency translation of 0.9% .
Research Models and Services. For the three months ended March 31, 2012, net sales for our RMS segment were $183.2 million, an increase of $9.8 million, or 5.6%, from $173.4 million for the three months ended March 26, 2011, due primarily to higher Other Product sales, which include our Avian and In Vitro businesses, as well as Research Model Services. The effect of unfavorable foreign currency translation decreased sales by 0.9%.
Preclinical Services. For the three months ended March 31, 2012, net sales for our PCS segment were $102.8 million, a decrease of $9.7 million, or 8.6%, from $112.5 million for the three months ended March 26, 2011. The sales decrease was driven by unfavorable sales mix with a greater proportion of non-GLP discovery services, as well as lower sales of biopharmaceutical services combined with unfavorable foreign currency translation of 1.0%.
Cost of Products Sold and Services Provided. Cost of products sold and services provided during the first quarter of 2012 was $181.8 million, a decrease of $1.4 million, or 0.8%, from $183.2 million during the first quarter of 2011. Cost of products sold and services provided during the three months ended March 31, 2012 was 63.6% of net sales, compared to 64.1% during the three months ended March 26, 2011.

Research Models and Services. Cost of products sold and services provided for RMS during the first quarter of 2012 was $101.0 million, an increase of $1.5 million, or 1.4%, compared to $99.5 million in 2011. Cost of products sold and services provided for the three months ended March 31, 2012 decreased to 55.1% of net sales compared to 57.4% of net sales for 2011. The decrease in cost as a percentage of sales was primarily due to the impact increased sales and our cost-savings actions.
Preclinical Services. Cost of services provided for the PCS segment the first quarter of 2012 was $80.8 million, a decrease of $2.9 million, compared to $83.7 million in 2011. Cost of services provided as a percentage of net sales was 78.6% during the three months ended March 31, 2012, compared to 74.4% for the three months ended March 26, 2011. The increase in cost of services provided as a percentage of net sales was primarily due to the impact of lower sales on our fixed costs base.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2012 were $56.0 million, an increase of $1.0 million, or 1.8%, from $55.0 million for the three months ended March 26, 2011. Selling, general and administrative expenses the first quarter of 2012 were 19.6% of net sales compared to 19.2% for the first quarter of 2011.
Research Models and Services. Selling, general and administrative expenses for RMS for the first quarter of 2012 were $21.2 million, an increase of $0.8 million, or 4.1%, compared to $20.4 million in 2011. Selling, general and administrative expenses decreased as a percentage of sales to 11.6% for the three months ended March 31, 2012 from 11.8% for the three months ended March 26, 2011. The decrease in selling, general and administrative expenses as a percent of sales was primarily due to cost-savings actions and increased sales.
Preclinical Services. Selling, general and administrative expenses for the PCS segment for the first quarter of 2012 were $14.8 million, a decrease of $1.0 million, or 6.2%, compared to $15.8 million during 2011. Selling, general and administrative expenses for the three months ended March 31, 2012 increased to 14.4% of net sales, compared to 14.1% of net sales for the three months ended March 26, 2011, due mainly to the lower sales.
Unallocated Corporate Overhead. Unallocated corporate overhead, which consists of various costs primarily associated with activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions, was $19.9 million during the three months ended March 31, 2012, compared to $18.8 million during the three months ended March 26, 2011. The increase was primarily due to increased compensation, fringe related costs, and consulting in 2012.
Amortization of Other Intangibles. Amortization of other intangibles for the three months ended March 31, 2012 was $4.5 million, a decrease of $0.9, from $5.4 million for the three months ended March 26, 2011. Amortization expense decreased as a percentage of sales to 1.6% for the three months ended March 31, 2012, from 1.9% for the three months ended March 26, 2011.
Research Models and Services. In the first quarter of 2012, amortization of other intangibles for our RMS segment was $1.5 million, a decrease of $0.2 million from $1.7 million in the first quarter of 2011.
Preclinical Services. For the three months ended March 31, 2012, amortization of other intangibles for our PCS segment was $3.0 million, a decrease of $0.7 million from $3.7 million for the three months ended March 26, 2011.
Operating Income. Operating income for the three months ended March 31, 2012 was $43.7 million, an increase of $1.4 million compared to operating income of $42.3 million for the three months ended March 26, 2011. Operating income as a percentage of net sales for the three months ended March 31, 2012 was 15.3% compared to 14.8% for the three months ended March 26, 2011.
Research Models and Services. For the three months ended March 31, 2012, operating income for our RMS segment was $59.5 million, an increase of $7.8 million, or 14.9%, from $51.7 million in 2011. Operating income as a percentage of net sales for the three months ended March 31, 2012 was 32.5%, compared to 29.8% for the three months ended March 26, 2011. The increase in operating income as a percentage of net sales was primarily due to increased sales and cost-savings actions.
Preclinical Services. For the the three months ended March 31, 2012, operating income for our PCS segment was $4.2 million, a decrease of $5.1 million compared to $9.3 million for the three months ended March 26, 2011. Operating income as a percentage of net sales declined to 4.1% compared to 8.3% of net sales in 2011. The decrease in operating income as a percentage of net sales was primarily due to lower sales and the reduction in profitability for our biopharmaceutical services.

Unallocated Corporate Overhead. Unallocated corporate overhead was $19.9 million during the three months ended March 31, 2012, compared to $18.8 million during the three months ended March 26, 2011. The increase was primarily due to increased compensation, fringe related costs, and consulting in 2012.
Interest Expense. Interest expense the first quarter of 2012 was $8.4 million, compared to $10.0 million in the first quarter of 2011. The decrease was due mainly to decreased debt balances and lower interest rates.
Interest Income. Interest income for the first quarter of 2012 was $0.2 million, compared to $0.4 million for the first quarter of 2011.
Income Taxes. Income tax expense for the three months ended March 31, 2012 was $8.7 million, an increase of $11.4 million compared to a benefit of $2.7 million for the three months ended March 26, 2011. Our effective tax rate was 24.7% for the first quarter of 2012 compared to a tax benefit of 8.3% for the first quarter of 2011. The increase in the effective tax rate for the three months ended March 31, 2012 was primarily due to the recognition of an $11.1 million tax benefit from the tax loss on the disposition of the our Phase I clinical business in 2011 and the unbenefitted capital loss of $0.7 million on the sale of our auction rate securities incurred in the first quarter of 2012.
Net Income Attributable to Common Shareowners. Net income attributable to common shareowners for the three months ended March 31, 2012 was $26.4 million compared to $31.3 million for the three months ended March 26, 2011.
Liquidity and Capital Resources

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our consolidated statements of cash flows.
Our principal sources of liquidity have been our cash flow from operations, our marketable securities and our revolving line of credit arrangements.
Our credit agreement dated September 23, 2011 provides for a $299.8 million term loan, a €69.4 million Euro term loan and a $350.0 million revolving credit facility. The term loan facility matures in 20 quarterly installments with the last installment due September 23, 2016. The $350 million revolving facility also matures on September 23, 2016 and requires no scheduled payment before that date. The book value of our term and revolving loans approximates fair value.
The credit agreement includes certain customary representations and warranties, events of default, notices of material adverse changes to our business and negative and affirmative covenants. As of March 31, 2012, we were compliant with all financial covenants specified in the credit agreement. We had $4.3 million outstanding under letters of credit as of March 31, 2012.
Our debt also includes $350.0 million of 2.25% Senior Convertible Debentures (2013 Notes) due June 2013. At March 31, 2012, the fair value of our outstanding 2013 Notes was approximately $354.2 million based on their quoted market value and no conversion triggers were met. Upon maturity, we will settle the principal balance of the 2013 Notes in cash and any additional amount due to the conversion feature in cash or shares. We intend to utilize our existing cash and marketable securities, future cash flow from operations, existing capacity of our credit agreement, which includes possible increases to term and/or revolving line of credit, and evaluate other financing alternatives, to meet the cash requirement at maturity in June 2013.
In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of the first quarter of 2012 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.
For the three months ended March 31, 2012, we repurchased 348.0 thousand shares of common stock for $12.5 million through open market purchases made in reliance on Rule 10b-18. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.
As of March 31, 2012, we had $6.1 million in time deposits classified as marketable securities. During the period ended March 31, 2012, we sold our auction rate securities for $11.3 million in cash and recorded a realized loss of $0.7 million, which is included in other income (expense). The March 31, 2012 balance of marketable securities was comprised of $6.1 million held by non-U.S. subsidiaries.

Cash and cash equivalents totaled $61.0 million at March 31, 2012, compared to $68.9 million at December 31, 2011. The decline in cash and cash equivalents was primarily due to the repurchase of shares, capital expenditures and prepayment of debt. At March 31, 2012, the $61.0 million was comprised of $3.7 million held in the United States and $57.3 million held by non-U.S. subsidiaries. At December 31, 2011, the $68.9 million was comprised of $0.4 million held in the United States and $68.5 million held by non-U.S. subsidiaries. We are a net borrower and closely manage our cash to keep balances low. We were able to maintain liquidity by having the ability to borrow on our revolving line of credit.
Net cash provided by operating activities for the quarters ending March 31, 2012 and March 26, 2011 was $25.3 million and $21.4 million, respectively. The increase in cash provided by operations was primarily due to stable deferred revenue in the quarter ending March 31, 2012 compared to a decrease in deferred revenue for the quarter ending March 26, 2011. The tax benefit related to the disposition of our Phase I clinical business, which increased net income in 2011, will be realized in cash in the future. Our days sales outstanding (DSO) remained flat at 48 days as of March 31, 2012 compared December 31, 2011 but decreased from 49 days as of March 26, 2011. Our DSO includes deferred revenue as an offset to accounts receivable in the calculation. Our net cash provided by operating activities will be impacted by future timing of client payments for products and services as evidenced in our DSO. A one-day increase or decrease in our DSO represents a change of approximately $3.1 million of cash provided by operating activities. Our allowance for doubtful accounts was $4.5 million as of March 31, 2012 compared to $4.0 million as of December 31, 2011.
Net cash used in investing activities for the quarters ending March 31, 2012 and March 26, 2011 was $3.3 million and $12.5 million, respectively. Our capital expenditures during the first quarter of 2012 were $14.1 million, of which $12.9 million was related to RMS and $1.2 million to PCS. For 2012, we project capital expenditures to be approximately $50.0 million. We anticipate that future capital expenditures will be funded by operating activities, marketable securities and existing credit facilities. For the quarters ending March 31, 2012 and March 26, 2011, we sold $14.6 million and $3.7 million of marketable securities, respectively.
Net cash used in financing activities for the quarters ending March 31, 2012 and March 26, 2011 was $30.6 million and $29.3 million, respectively. Proceeds from long-term debt were $28.0 million and $150.6 million for the quarters ending March 31, 2012 and March 26, 2011, respectively. Payments on long-term debt and revolving credit agreements were $46.6 million and $9.8 million for the quarters ending March 31, 2012 and March 26, 2011, respectively. For the quarters ending March 31, 2012 and March 26, 2011, we paid $15.2 million and $174.5 million, respectively, for the purchase of treasury stock acquired through open market purchases and the accelerated share repurchase program in 2011.
Off-Balance Sheet Arrangements
The conversion features of our 2013 Notes are equity-linked derivatives. As such, we recognize these instruments as off-balance sheet arrangements. Because the conversion features associated with these notes are indexed to our common stock and classified in stockholders' equity, these instruments are not accounted for as derivatives.
Recent Accounting Pronouncements
In May 2011, the FASB issued an accounting standard update to require disclosure of information about fair value measurements. This amendment was effective for us on January 1, 2012 and was applied prospectively.
In June 2011, the FASB issued an accounting standard update that increases the prominence of items reported in other comprehensive income, eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, and requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We elected the two-statement approach, where the first statement presents total net income and its components, followed consecutively by a second statement that presents total other comprehensive income, the components of other comprehensive income, net of tax effects, and total of comprehensive income. This amendment was effective for us on January 1, 2012 and was applied retrospectively.
In September 2011, The FASB issued an accounting standard update related to the goodwill impairment test. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing companies with the option of performing a qualitative assessment to determine whether future impairment testing is necessary. The revised standard was effective for us on January 1, 2012 and will be applied prospectively.

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
        Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $6.8 million on a pre-tax basis. The book value of our debt approximates fair value.
        We issued $350.0 million of the 2013 Notes in a private placement in the second quarter of 2006. The 2013 Notes bear an interest rate of 2.25%. The fair market value of the outstanding notes was approximately $354.2 million on March 31, 2012.
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
        During the first quarter of 2012, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on client transactions and certain balance sheet items, including intercompany loans. The foreign currency contract outstanding as of March 31, 2012 is a non-designated hedge, and is marked to market with changes in fair value recorded to other income (expense).
Item 4.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934 (Exchange Act), the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of March 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in Internal Controls
There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2012 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the our purchases of shares of our common stock during the quarter ended March 31, 2012.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2012 to January 28, 2012	—	—	—	$116,258
January 29, 2012 to February 25, 2012	56,962	$35.40	56,962	$114,242
February 26, 2012 to March 31, 2012	373,381	$36.03	291,006	$103,758
Total:	430,343		347,968
On July 29, 2010, our Board of Directors authorized a $500.0 million stock repurchase program. Our Board of Directors increased the stock repurchase authorization by $250.0 million to $750.0 million on October 20, 2010.
During the first quarter of 2012, we repurchased 347,968 shares of common stock for $12.5 million under our Rule 10b5-1 Purchase Plan and in open market trading.
Additionally, the Company's Incentive Plans permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, during the period ended March 31, 2012, we acquired 82,375 shares for a nominal amount as a result of such withholdings.

Item 6.    Exhibits
(a) Exhibits
31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed herewith.
31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed herewith.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act. Filed herewith.

101
The following materials from the Form 10-Q for the year period ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income , (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) related notes to these Unaudited, Condensed Consolidated Interim Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
May 4, 2012	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

May 4, 2012	/s/ THOMAS F. ACKERMAN
Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer

Exhibit 31.1
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES‑OXLEY ACT OF 2002
AND RULE 13a-14(a)/15d-14(a) OF THE EXCHANGE ACT OF 1934

I, James C. Foster, Chief Executive Officer of Charles River Laboratories International, Inc. (the registrant) certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended March 31, 2012 of the registrant;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d.
disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: May 4, 2012	/s/ James C. Foster James C. Foster Chairman, President and Chief Executive Officer Charles River Laboratories International, Inc.

Exhibit 31.2
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES‑OXLEY ACT OF 2002
AND RULE 13a-14(a)/15d-14(a) OF THE EXCHANGE ACT OF 1934
I, Thomas F. Ackerman, Corporate Executive Vice President and Chief Financial Officer of Charles River Laboratories International, Inc. (the registrant) certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended March 31, 2012 of the registrant;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d.
disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: May 4, 2012	/s/ Thomas F. Ackerman Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer Charles River Laboratories International, Inc.

Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES‑OXLEY ACT OF 2002
In connection with the quarterly report on Form 10-Q for the quarter ended March 31, 2012 of Charles River Laboratories International, Inc. (the “Company”) as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, James C. Foster, Chairman, Chief Executive Officer and President of the Company, and Thomas F. Ackerman, Corporate Executive Vice President and Chief Financial Officer of the Company, each hereby certifies, to the best of his knowledge and pursuant to 18 U.S.C. Section 1350, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”); and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 4, 2012	/s/ James C. Foster James C. Foster Chairman, President and Chief Executive Officer Charles River Laboratories International, Inc.
Dated: May 4, 2012	/s/ Thomas F. Ackerman Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer Charles River Laboratories International, Inc.
This certification shall not be deemed “filed” for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.