Form 10-Q
period 2012-06-30
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2012-08-07
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 24, 2012, there were 48,730,630 shares of the Registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2012

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

Part I. Financial Information
Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Net sales related to products	$119,125	$122,741	$245,339	$244,137
Net sales related to services	165,598	165,522	325,365	329,969
Net sales	284,723	288,263	570,704	574,106
Costs and expenses
Cost of products sold	62,035	65,271	126,980	131,037
Cost of services provided	119,103	116,672	235,927	234,111
Selling, general and administrative	49,900	47,209	105,877	102,216
Amortization of other intangibles	4,411	5,797	8,906	11,177
Operating income	49,274	53,314	93,014	95,565
Other income (expense)
Interest income	151	558	336	922
Interest expense	(8,079)	(10,659)	(16,514)	(20,675)
Other, net	(1,346)	(408)	(1,690)	(345)
Income from continuing operations, before income taxes	40,000	42,805	75,146	75,467
Provision (benefit) for income taxes	9,453	8,649	18,129	5,934
Income from continuing operations, net of income taxes	30,547	34,156	57,017	69,533
Income (loss) from discontinued operations, net of taxes	42	(1,732)	119	(5,677)
Net income	30,589	32,424	57,136	63,856
Less: Net income attributable to noncontrolling interests	(121)	(106)	(229)	(203)
Net income attributable to common shareowners	$30,468	$32,318	$56,907	$63,653
Earnings (loss) per common share
Basic:
Continuing operations attributable to common shareowners	$0.63	$0.67	$1.18	$1.32
Discontinued operations	$—	$(0.03)	$—	$(0.11)
Net income attributable to common shareowners	$0.63	$0.63	$1.18	$1.21
Diluted:
Continuing operations attributable to common shareowners	$0.63	$0.66	$1.17	$1.30
Discontinued operations	$—	$(0.03)	$—	$(0.11)
Net income attributable to common shareowners	$0.63	$0.63	$1.17	$1.20

See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Net income	$30,589	$32,424	$57,136	$63,856
Foreign currency translation adjustment	(10,871)	(2,558)	(4,091)	5,700
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) for the period	—	(52)	209	(137)
Add: reclassification adjustment for losses included in net income	—	—	712	—
Defined benefit plan gains (losses) and prior service costs not yet recognized as components of net periodic pension cost:
Amortization of prior service costs and net gains and losses	659	236	1,320	499
Comprehensive income, before tax	20,377	30,050	55,286	69,918
Income tax expense related to items of other comprehensive income	284	335	545	539
Comprehensive income, net of tax	20,093	29,715	54,741	69,379
Less: comprehensive income related to noncontrolling interests	(108)	(124)	(234)	(233)
Comprehensive income attributable to common shareholders	$19,985	$29,591	$54,507	$69,146

See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except per share amounts)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$76,076	$68,905
Trade receivables, net	208,046	184,810
Inventories	92,283	92,969
Other current assets	75,047	79,052
Current assets of discontinued businesses	107	107
Total current assets	451,559	425,843
Property, plant and equipment, net	727,405	738,030
Goodwill, net	196,225	197,561
Other intangibles, net	84,570	93,437
Deferred tax asset	43,983	44,804
Other assets	41,399	57,659
Long-term assets of discontinued businesses	932	986
Total assets	$1,546,073	$1,558,320
Liabilities and Equity
Current liabilities
Current portion of long-term debt and capital leases	$134,830	$14,758
Accounts payable	34,487	34,332
Accrued compensation	37,363	41,602
Deferred revenue	60,993	56,530
Accrued liabilities	45,033	54,377
Other current liabilities	14,367	14,033
Current liabilities of discontinued businesses	1,053	1,165
Total current liabilities	328,126	216,797
Long-term debt and capital leases	551,397	703,187
Other long-term liabilities	99,319	108,451
Long-term liabilities of discontinued businesses	2,381	2,522
Total liabilities	981,223	1,030,957
Commitments and contingencies
Shareowners' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 79,079,407 issued and 48,591,443 shares outstanding at June 30, 2012 and 78,473,888 issued and 48,875,715 shares outstanding at December 31, 2011	791	785
Capital in excess of par value	2,070,474	2,056,921
Accumulated deficit	(408,689)	(465,596)
Treasury stock, at cost, 30,487,964 shares and 29,598,173 shares at June 30, 2012 and December 31, 2011, respectively	(1,101,933)	(1,071,120)
Accumulated other comprehensive income	2,193	4,593
Total shareowners' equity	562,836	525,583
Noncontrolling interests	2,014	1,780
Total equity	564,850	527,363
Total liabilities and equity	$1,546,073	$1,558,320
See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended
	June 30, 2012	June 25, 2011
Cash flows relating to operating activities
Net income	$57,136	$63,856
Less: Income (loss) from discontinued operations	119	(5,677)
Income from continuing operations	57,017	69,533
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	40,067	43,081
Amortization of debt issuance costs and discounts	8,662	8,851
Non-cash compensation	10,586	11,348
Deferred income taxes	4,590	2,735
Other, net	3,315	1,238
Changes in assets and liabilities:
Trade receivables	(25,390)	(14,218)
Inventories	(1,206)	1,562
Other assets	(2,665)	759
Accounts payable	617	(397)
Accrued compensation	(3,890)	3,430
Deferred revenue	4,349	(8,882)
Accrued liabilities	(9,080)	(2,750)
Taxes payable and prepaid taxes	2,737	(24,274)
Other liabilities	(7,065)	(5,319)
Net cash provided by operating activities	82,644	86,697
Cash flows relating to investing activities
Capital expenditures	(23,553)	(13,450)
Purchases of investments	(8,178)	(15,334)
Proceeds from sale of investments	21,424	19,917
Other, net	1,729	988
Net cash used in investing activities	(8,578)	(7,879)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	38,117	150,835
Proceeds from exercises of stock options and warrants	3,107	12,713
Payments on long-term debt, capital lease obligation and revolving credit agreement	(76,355)	(82,014)
Purchase of treasury stock and Accelerated Stock Repurchase Program	(30,813)	(191,109)
Other, net	474	(62)
Net cash used in financing activities	(65,470)	(109,637)
Discontinued operations
Net cash used in operating activities	(88)	(1,748)
Net cash used in discontinued operations	(88)	(1,748)
Effect of exchange rate changes on cash and cash equivalents	(1,337)	(762)
Net change in cash and cash equivalents	7,171	(33,329)
Cash and cash equivalents, beginning of period	68,905	179,160
Cash and cash equivalents, end of period	$76,076	$145,831
Supplemental cash flow information
Capitalized interest	$373	$148

See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(dollars in thousands)

	Total	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Treasury Stock	Non-controlling Interest
December 31, 2011	$527,363	$(465,596)	$4,593	$785	$2,056,921	$(1,071,120)	$1,780
Components of comprehensive income, net of tax:
Net income	57,136	56,907					229
Other comprehensive income	(2,395)		(2,400)				5
Total comprehensive income	54,741						234
Tax detriment associated with stock issued under employee compensation plans	(148)				(148)
Issuance of stock under employee compensation plans	3,121			6	3,115
Acquisition of treasury shares	(30,813)				—	(30,813)
Stock-based compensation	10,586				10,586
June 30, 2012	$564,850	$(408,689)	$2,193	$791	$2,070,474	$(1,101,933)	$2,014

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
2. Restructuring and Contract Termination Costs
We have implemented staffing reductions over the past few years to improve operating efficiency and profitability at various sites. As a result of these actions, for the three months ended June 30, 2012 and June 25, 2011, we recorded severance and retention charges as shown below. As of June 30, 2012, $1,047 was included in accrued compensation and $2,005 in other long-term liabilities on our consolidated balance sheet.
The following table rolls forward our severance and retention cost liability:

	Six Months Ended
	June 30, 2012	June 25, 2011
Balance, beginning of period	$3,374	$10,658
Expense	911	1,392
Payments/utilization	(1,233)	(6,065)
Balance, end of period	$3,052	$5,985

The following table presents severance and retention costs by classification on the income statement:

	Six Months Ended
	June 30, 2012	June 25, 2011
Severance charges included in cost of sales	$—	$431
Severance charges included in selling, general and administrative expense	911	961
Total expense	$911	$1,392
The following table presents severance and retention cost by segment:

	Six Months Ended
	June 30, 2012	June 25, 2011
Research models and services	$—	$408
Preclinical services	911	984
Corporate	—	—
Total expense	$911	$1,392

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

3. Supplemental Balance Sheet Information
The composition of net trade receivables is as follows:

	June 30, 2012	December 31, 2011
Client receivables	$181,363	$159,381
Unbilled revenue	30,682	29,446
Total	212,045	188,827
Less allowance for doubtful accounts	(3,999)	(4,017)
Net trade receivables	$208,046	$184,810

The composition of inventories is as follows:

	June 30, 2012	December 31, 2011
Raw materials and supplies	$13,076	$13,987
Work in process	16,548	13,533
Finished products	62,659	65,449
Inventories	$92,283	$92,969
The composition of other current assets is as follows:

	June 30, 2012	December 31, 2011
Prepaid assets	$24,659	$22,828
Deferred tax asset	26,265	30,894
Marketable securities	6,623	5,359
Prepaid income tax	17,271	19,742
Restricted cash	229	229
Other current assets	$75,047	$79,052

The composition of net property, plant and equipment is as follows:

	June 30, 2012	December 31, 2011
Land	$40,482	$40,517
Buildings	699,041	696,275
Machinery and equipment	337,820	332,683
Leasehold improvements	38,689	29,975
Furniture and fixtures	27,932	26,775
Vehicles	3,140	5,226
Computer hardware and software	104,959	105,563
Construction in progress	45,798	57,661
Total	1,297,861	1,294,675
Less accumulated depreciation	(570,456)	(556,645)
Net property, plant and equipment	$727,405	$738,030

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets. Depreciation expense for the six month ended June 30, 2012 and June 25, 2011 was $31,161 and $31,904, respectively.
The composition of other assets is as follows:

	June 30, 2012	December 31, 2011
Deferred financing costs	$7,677	$9,239
Cash surrender value of life insurance policies	20,273	25,057
Long term marketable securities	—	11,051
Other assets	13,449	12,312
Other assets	$41,399	$57,659
The composition of other current liabilities is as follows:

	June 30, 2012	December 31, 2011
Accrued income taxes	$10,854	$10,552
Current deferred tax liability	1,342	1,379
Accrued interest and other	2,171	2,102
Other current liabilities	$14,367	$14,033
The composition of other long-term liabilities is as follows:

	June 30, 2012	December 31, 2011
Deferred tax liability	$15,416	$16,074
Long-term pension liability	40,866	49,223
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	26,112	25,739
Other long-term liabilities	16,925	17,415
Other long-term liabilities	$99,319	$108,451
4. Marketable Securities and Equity-Method Affiliates
Investments in marketable securities are reported at fair value and consist of time deposits and auction rate securities. During the six month ended June 30, 2012, we sold our auction rate securities for $11,260 in cash and recorded a realized loss of $712 , which is included in other income (expense).
The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$6,623	$—	$—	$6,623
Auction rate securities	—	—	—	—
	$6,623	$—	$—	$6,623

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$5,359	$—	$—	$5,359
Auction rate securities	11,972	—	(921)	11,051
	$17,331	$—	$(921)	$16,410
Maturities of debt securities were as follows:

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$6,623	$6,623	$5,359	$5,359
Due after one year through five years	—	—	—	—
Due after ten years	—	—	11,972	11,051
	$6,623	$6,623	$17,331	$16,410

Equity-Method Affiliates
In 2009, we entered into a limited partnership, which invests in biotechnology and medical device companies. We committed $20,000, or approximately 12%, of the limited partnership's total committed capital. As of June 30, 2012, we have contributed $7,120 of our total committed capital of $20,000. We recognized equity income (loss) of $(262) and $135 for the three and six month ended June 30, 2012, respectively. This income is reported as other income (expense). As of June 30, 2012, equity method affiliates had a carrying value of $7,544, which is reported in other assets on the consolidated balance sheets.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Fair Value Measurements at June 30, 2012 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets and Liabilities at Fair Value
Time deposits	$—	$6,623	$—	$6,623
Auction rate securities	—	—	—	—
Fair value of life policies	—	14,663	—	14,663
Hedge contract	—	70	—	70
Total assets measured at fair value	$—	$21,356	$—	$21,356
Contingent consideration	—	—	—	—
Total liabilities measured at fair value	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2011 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets and Liabilities at Fair Value
Time deposits	$—	$5,359	$—	$5,359
Auction rate securities	—	—	11,051	11,051
Fair value of life policies	—	19,520	—	19,520
Hedge contract	—	5	—	5
Total assets measured at fair value	$—	$24,884	$11,051	$35,935
Contingent consideration	—	—	—	—
Total liabilities measured at fair value	$—	$—	$—	$—

The book value of our term and revolving loans, which are variable rate loans carried at amortized cost, approximates fair value based current market pricing of similar debt. The fair value of our 2.25% Senior Convertible Debentures (2013 Notes), which are carried at cost less unamortized discount on our consolidated balance sheets, was $350,870 as of June 30, 2012. We determine the fair value of these 2013 Notes based on their most recent quoted market price and by reference to the market value of similar debt instruments. We classify the fair value of our debt as Level 2 (significant other observable inputs) on the valuation hierarchy, where Level 2 inputs include quoted prices for similar assets and liabilities in active markets and/or quoted prices for identical or similar assets and liabilities in markets that are not active.
The following table presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month ended June 30, 2012 and June 25, 2011.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended
Auction rate securities	June 30, 2012	June 25, 2011
Beginning balance	$11,051	$11,377
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in other income (expense)	(712)	(1)
Included in other comprehensive income	921	(137)
Purchases, issuances and settlements	(11,260)	—
Ending balance	$—	$11,239

We enter into derivative instruments to hedge foreign currency exchange risk to reduce the impact of changes to foreign currency rates on our financial statements. During the quarter ended June 30, 2012, we recognized $1,431 of hedge losses associated with forward currency contracts open during the quarter. As of June 30, 2012, outstanding forward currency contracts had a fair value of $70.

6. Goodwill and Other Intangible Assets
The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization & Impairment Loss	Gross Carrying Amount	Accumulated Amortization & Impairment Loss
Goodwill	$1,212,924	$(1,016,700)	$1,214,285	$(1,016,724)
Other intangible assets not subject to amortization:
Research models	$3,438	$—	$3,438	$—
Other intangible assets subject to amortization:
Backlog	2,833	(2,299)	2,856	(2,253)
Client relationships	298,774	(219,456)	298,813	(210,816)
Trademarks and trade names	5,017	(4,751)	5,022	(4,706)
Other identifiable intangible assets	5,395	(4,380)	5,415	(4,332)
Total other intangible assets	$315,457	$(230,886)	$315,544	$(222,107)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

		Adjustments to Goodwill
	December 31, 2011	Acquisitions	Foreign Exchange/ Impairment	June 30, 2012
Research Models and Services
Gross carrying amount	$56,402	$—	$(275)	$56,127
Accumulated amortization	(3,721)	—	24	(3,697)
Preclinical Services
Gross carrying amount	1,157,883	—	(1,086)	1,156,797
Accumulated impairment loss	(1,005,000)	—	—	(1,005,000)
Accumulated amortization	(8,003)	—	—	(8,003)
Total
Gross carrying amount	$1,214,285	$—	$(1,361)	$1,212,924
Accumulated impairment loss	(1,005,000)	—	—	(1,005,000)
Accumulated amortization	(11,724)	—	24	(11,700)

7. Long-Term Debt and Capital Lease Obligations
Long-Term Debt
Long-term debt consists of the following:

	June 30, 2012	December 31, 2011
2.25% Senior convertible debentures:
Principal	$349,995	$349,995
Unamortized debt discount	(14,433)	(21,533)
Net carrying amount of senior convertible debentures	335,562	328,462
Term loan facilities	315,420	356,322
Revolving credit facility	35,000	33,000
Other long-term debt represents secured and unsecured promissory notes, interest rates ranging from 0% to 0.5% at both June 30, 2012 and December 31, 2011, maturing between 2012 and 2013	222	118
Total debt	686,204	717,902
Less: current portion of long-term debt	(134,812)	(14,732)
Long-term debt	$551,392	$703,170
Our credit agreement dated September 23, 2011 provides for a $299,750 term loan, a €69,414 Euro term loan and a $350,000 revolving credit facility. Under specified circumstances, we have the ability to increase the term loan and/or revolving line of credit by up to $250,000 in the aggregate. The term loan facility matures in 20 quarterly installments with the last installment due September 23, 2016. The $350,000 revolving facility also matures on September 23, 2016 and requires no scheduled payment before that date. The book value of our term and revolving loans approximates fair value.
The credit agreement includes certain customary representations and warranties, events of default, notices of material adverse changes to our business and negative and affirmative covenants. As of June 30, 2012, we were compliant with all financial covenants specified in the credit agreement. We had $4,325 outstanding under letters of credit as of June 30, 2012.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

As of June 30, 2012, our debt included $349,995 of 2.25% Senior Convertible Debentures (2013 Notes) due June 2013. At June 30, 2012, the fair value of these outstanding 2013 Notes was approximately $350,870 based on their quoted market value and no conversion triggers were met. The current portion of the 2013 Notes is $100,670, which represents the amount we expect to settle upon maturity through available cash and future borrowings. We expect to settle the remaining balance on the 2013 Notes utilizing the capacity on our current revolving credit facility when the 2013 Notes mature. As of June 30, 2012, we had the ability and intent to settle the principal balance of the 2013 Notes at maturity by using a combination of the available capacity on our current credit agreement, available cash, and future borrowings.
As of June 30, 2012, $14,433 of debt discount related to the 2013 Notes remained and will be amortized over 4 quarters. Interest expense related to our convertible debt of $3,587 and $3,403 for quarters ended June 30, 2012 and June 25, 2011, respectively, yielded an effective interest rate of 6.93% on the liability component. In addition, $1,969 and $1,969 of contractual interest expense was recognized on our convertible debt during the quarters ended June 30, 2012 and June 25, 2011, respectively.
Principal maturities of existing debt, which excludes unamortized discount, for the periods set forth in the table below are as follows:

Twelve Months Ending
June 2013	$384,137
June 2014	38,766
June 2015	62,884
June 2016	59,950
June 2017	154,900
Total	$700,637
We have capital leases for equipment. These leases are capitalized using interest rates considered appropriate at the inception of the lease. Capital lease obligations amounted to $22 and $43 at June 30, 2012 and December 31, 2011, respectively.
8. Equity
Earnings Per Share
Basic earnings per share for the three and six months ended June 30, 2012 and June 25, 2011 was computed by dividing earnings available to common shareowners for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for the three and six month ended June 30, 2012 and June 25, 2011 has been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.
Options to purchase 4,672,900 shares and 4,005,165 shares were outstanding in each of the three months ended June 30, 2012 and June 25, 2011, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase 4,534,065 shares and 4,028,815 shares were outstanding in each of the six month ended June 30, 2012 and June 25, 2011, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted average shares outstanding for the three months ended June 30, 2012 and June 25, 2011 excluded the weighted average impact of 5,447 and 718,089 shares, respectively, of non-vested fixed restricted stock awards. Basic weighted average shares outstanding for the six month ended June 30, 2012 and June 25, 2011 excluded the weighted average impact of 316,596 and 718,089 shares, respectively, of non-vested fixed restricted stock awards.
The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings per share:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Numerator:
Income from continuing operations for purposes of calculating earnings per share	$30,426	$34,050	$56,788	$69,330
Income (loss) from discontinued businesses	42	$(1,732)	$119	$(5,677)
Denominator:
Weighted-average shares outstanding—Basic	48,029,744	50,991,731	48,142,347	52,464,839
Effect of dilutive securities:
2.25% senior convertible debentures	—	—	—	—
Stock options and contingently issued restricted stock	383,056	689,006	439,844	687,166
Weighted-average shares outstanding—Diluted	48,412,800	51,680,737	48,582,191	53,152,005
Basic earnings per share from continuing operations attributable to common shareowners	$0.63	$0.67	$1.18	$1.32
Basic earnings (loss) per share from discontinued operations attributable to common shareowners	$—	$(0.03)	$—	$(0.11)
Diluted earnings per share from continuing operations attributable to common shareowners	$0.63	$0.66	$1.17	$1.30
Diluted earnings (loss) per share from discontinued operations attributable to common shareowners	$—	$(0.03)	$—	$(0.11)
Treasury Shares
For the six months ended June 30, 2012 and June 25, 2011, we repurchased 806,454 shares of common stock for $27,800 and 1,102,392 shares of common stock for $42,095, respectively, through open market purchases made in reliance on Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. Additionally, our 2000 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the six month ended June 30, 2012 and June 25, 2011, we acquired 83,337 shares for $3,013 and 78,607 shares for $2,903, respectively, as a result of such withholdings. The six month ended June 25, 2011 also includes the acquisition of 4,637,732 shares under accelerated stock repurchase programs (ASR).
Share repurchases for the six month ended June 30, 2012 and June 25, 2011 were as follows:

	Six Months Ended
	June 30, 2012	June 25, 2011
Number of shares of common stock repurchased	889,791	5,818,731
Total cost of repurchase	$30,813	$213,624

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

9. Income Taxes
The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Income from continuing operations before income taxes	40,000	42,805	75,146	75,467
Effective tax rate	23.6%	20.2%	24.1%	7.9%
Provision (benefit) for income taxes	9,453	8,649	18,129	5,934

Our overall effective tax rate was 23.6% in the second quarter of 2012 and 20.2% in the second quarter of 2011. The change was primarily attributable to the tax benefit recorded in the second quarter of 2011 resulting from the receipt of a $7,710 tax exempt gain on the settlement of a life insurance policy. The effective tax rate for the second quarter of 2012 also increased due to a decline in research and development tax benefits compared to the second quarter of 2011. The effective tax rate for the six months ended June 30, 2012 reflects an unbenefitted capital loss on the sale of auction rate securities recorded in the first quarter of 2012. Additionally, the effective tax rate for the six months ended June 25, 2011 reflects an $11,111 tax benefit recorded in the first quarter of 2011 associated with a tax loss incurred with the disposition of our Phase I clinical business.
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
During the fourth quarter of 2010, we took actions to divest our Phase 1 clinical business. We recorded in discontinued operations a deferred tax asset associated with the excess of the tax outside basis over the basis for financial reporting purposes of the Phase 1 clinical business. As of the fourth quarter of 2010, we determined that we did not meet the more-likely-than-not realization threshold for this deferred tax asset and we recorded a valuation allowance against it as part of discontinued operations. During the first quarter of 2011, we determined that the tax loss would more-likely-than-not be benefitted as a worthless stock deduction. As such, we released the valuation allowance recorded against the tax loss on the Phase 1 clinical business and recognized the benefit in continuing operations.
During the second quarter of 2012, our unrecognized tax benefits recorded increased by $160 to $28,880 primarily due to ongoing evaluation of uncertain tax positions in the current and prior periods and foreign exchange movement. The amount of unrecognized income tax benefits that would impact the effective tax rate favorably increased by $100 to $23,036, and the amount of accrued interest on unrecognized tax benefits increased by $46 to $1,545 in the second quarter of 2012.

We conduct business in a number of tax jurisdictions. As a result, we are subject to tax audits in jurisdictions including, but not limited to, the United States, the United Kingdom, Japan, France, Germany and Canada. With few exceptions, we are no longer subject to U.S. and international income tax examinations for years before 2005.
We and certain of our subsidiaries are currently under audit by the Canadian Revenue Authority (CRA) and various state tax authorities. We do not believe that resolution of these controversies will have a material impact on our financial position or results of operations. During the second quarter of 2012, we concluded an audit by the Minister of Revenue Quebec provincial tax authority (MRQ) for an immaterial amount.
We are challenging the reassessments received by the CRA with respect to the SR&ED credits claimed in 2003 and 2004 by our Canadian preclinical services subsidiary in the Tax Court of Canada (TCC).  Additionally, we filed Notices of

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Objection in response to Notices of Reassessment received from the MRQ with respect to our 2003 and 2004 claims for the Quebec Research and Development tax credits.  We disagree with the positions taken by the CRA and MRQ with regard to the credits claimed.  We believe that it is reasonably possible that we will conclude the controversies with respect to our 2003 and 2004 claims with the TCC and MRQ within the next twelve months.  We do not believe that resolution of these controversies will have a material impact on our financial position or results of operations.

We believe we have appropriately provided for all uncertain tax positions.
In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of the second quarter of 2012 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.
The tax expense (benefit) related to items of other comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Tax expense (benefit) related to foreign currency translation adjustment	51	313	(38)	379
Tax expense related to change in unrecognized pension gains, losses and prior service costs	233	22	583	160
Income tax expense related to items of other comprehensive income	$284	$335	$545	$539

10. Employee Benefits
The following table provides the components of net periodic benefit cost for our defined benefit plans for the three month period ended:

	Pension Benefits		Supplemental Retirement Benefits
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Service cost	$979	$755	$160	$159
Interest cost	2,810	3,018	223	300
Expected return on plan assets	(3,430)	(3,418)	—	—
Amortization of prior service cost (credit)	(159)	(157)	165	125
Amortization of net loss (gain)	588	215	65	53
Net periodic benefit cost	788	413	613	637
Company contributions	$2,323	$2,428	$—	$—
The following table provides the components of net periodic benefit cost for our defined benefit plans for the six month period ended:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Pension Benefits		Supplemental Retirement Benefits
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Service cost	1,958	1,521	320	318
Interest cost	5,621	6,040	446	600
Expected return on plan assets	(6,860)	(6,806)	—	—
Amortization of prior service cost (credit)	(310)	(311)	330	250
Amortization of net loss (gain)	1,170	454	130	106
Net periodic benefit cost	1,579	898	1,226	1,274
Company contributions	$8,008	$6,019	$—	$—
During 2012, we expect to contribute $13,868 to our pension plans.

11. Stock Plans and Stock Based Compensation
The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. The following table presents stock-based compensation included in our consolidated statement of income:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Stock-based compensation expense included in:
Cost of sales	$2,345	$1,700	$3,792	$3,378
Selling and administration	2,976	3,730	6,794	7,970
Stock-based compensation, before income taxes	5,321	5,430	10,586	11,348
Provision for income taxes	(1,884)	(1,940)	(3,768)	(4,058)
Stock-based compensation, net of tax	$3,437	$3,490	$6,818	$7,290
The fair value of stock-based awards granted during the first six months of 2012 and 2011 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	June 30, 2012	June 25, 2011
Expected life (in years)	4.5	4.2
Expected volatility	34.9%	33.4%
Risk-free interest rate	0.84%	2.22%
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$10.94	$11.35

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Stock Options
The following table summarizes stock option activities under our plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2011	6,081,263	$38.25
Options granted	588,125	$36.08
Options exercised	(125,104)	$24.96
Options canceled	(119,712)	$40.26
Options outstanding as of June 30, 2012	6,424,572	$38.27	3.50 years	$8,671
Options exercisable as of June 30, 2012	4,421,703	$39.80	2.65 years	$6,049
As of June 30, 2012, the unrecognized compensation cost related to 2,002,869 unvested stock options expected to vest was $16,906. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 30 months.
The total intrinsic value of options exercised during the three months ended June 30, 2012 and June 25, 2011 was $177 and $4,583, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price. The total intrinsic value of options exercised during the six month ended June 30, 2012 and June 25, 2011 was $1,308 and $6,711, respectively. The total amount of cash received from the exercise of options during the six month ended June 30, 2012 and June 25, 2011 was $3,107 and $12,713, respectively. The actual tax benefit realized for the tax deductions from option exercises during the six month ended June 30, 2012 was $420. A charge of $148 was recorded in capital in excess of par value in the first six months of 2012 for the excess of deferred tax assets over the actual tax benefits at option exercise. We settle stock option exercises with newly issued common shares.
Restricted Stock
Stock compensation expense associated with restricted common stock is charged for the market value on the date of grant, less estimated forfeitures, and is amortized over the awards' vesting period on a straight-line basis.
The following table summarizes the restricted stock activity for the six months ended June 30, 2012 :

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	703,011	$35.70
Granted	539,470	36.09
Vested	(283,812)	35.96
Canceled	(15,946)	35.45
Outstanding as of June 30, 2012	942,723	$35.85
As of June 30, 2012, the unrecognized compensation cost related to shares of unvested restricted stock expected to vest was $27,101. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 35 months. The total fair value of restricted stock grants that vested during the three and six month ended June 30, 2012 was $813 and $10,206, respectively. The total fair value of restricted stock grants that vested during the three and six month ended June 25, 2011 was $861 and $10,997, respectively. The actual tax benefit realized for the tax deductions from restricted stock grants that vested during the six months ending June 30, 2012 was $3,662.
Performance Based Stock Award Program
Compensation expense associated with performance-based stock awards of $0 and $54 has been recorded during the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

three months ended June 30, 2012 and June 25, 2011, respectively.

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
13. Business Segment Information
We report two business segments: Research Models and Services (RMS) and Preclinical Services (PCS). Our RMS segment includes sales of research models, genetically engineered models and services (GEMS), insourcing solutions (IS), research animal diagnostic services (RADS), discovery research services (DRS), in vitro products, and avian vaccine products and services. Our PCS segment includes services required to take a drug through the development process, which include discovery research services (DRS), safety assessment and biopharmaceutical services.
The following table presents sales and other financial information by business segment.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Research Models and Services
Net sales	$173,611	$178,163	$356,763	$351,534
Gross margin	76,266	78,307	158,462	152,146
Operating income	55,542	55,691	115,009	107,433
Depreciation and amortization	9,085	9,318	18,027	18,587
Capital expenditures	7,569	4,010	20,469	8,413
Preclinical Services
Net sales	$111,112	$110,100	$213,941	$222,572
Gross margin	27,319	28,013	49,335	56,812
Operating income	10,809	7,875	14,983	17,181
Depreciation and amortization	10,980	12,498	22,040	24,494
Capital expenditures	1,872	2,650	3,084	5,037
A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Total segment operating income	$66,351	$63,566	$129,992	$124,614
Unallocated corporate overhead	(17,077)	(10,252)	(36,978)	(29,049)
Consolidated operating income	$49,274	$53,314	$93,014	$95,565

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Net sales for each significant service area are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Research models	$87,119	$90,190	$181,140	$183,590
Research model services	53,975	55,422	110,306	107,397
Other products	32,517	32,551	65,317	60,547
Research Models and Services	173,611	178,163	356,763	351,534
Preclinical Services	111,112	110,100	213,941	222,572
Total sales	$284,723	$288,263	$570,704	$574,106
A summary of unallocated corporate overhead consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Stock-based compensation expense	$2,900	$2,528	$5,685	$5,514
U.S. retirement plans	1,014	1,055	2,386	2,112
Audit, tax and related expense	637	505	1,291	1,260
Salary and bonus	4,866	4,642	9,789	9,335
Global IT	3,366	2,794	6,216	5,787
Employee health, long-term disability and fringe benefit expense	(1,140)	675	853	2,314
Consulting and professional services	778	2,201	2,520	3,532
Depreciation expense	1,570	1,593	3,139	3,174
Life insurance death benefit gain	—	(7,710)	—	(7,710)
Other general unallocated corporate expenses	3,086	1,969	5,099	3,731
Total unallocated corporate overhead costs	$17,077	$10,252	$36,978	$29,049
Other general unallocated corporate expenses consist of various departmental costs including those associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury and investor relations.
14. Discontinued Operations
On March 28, 2011, we disposed of our Phase I clinical business for a nominal amount. As part of the disposition we remained the guarantor of the Phase I facility lease. During the second quarter of 2011, we recognized the value of the guarantee net of the buyer's related indemnity as a liability of $2,994, which we are accreting ratably over the remaining term of the lease. The facility lease runs through January 2021 with remaining lease payments totaling $13,992 as of June 30, 2012.
The consolidated financial statements have been reclassified to segregate, as discontinued operations, the assets and liabilities, operating results and cash flows, of the businesses being discontinued for all periods presented. Operating results from discontinued operations are as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Net sales	$—	$10	$—	$2,122
Income (loss) from operations of discontinued businesses, before income taxes	69	(2,951)	172	(8,153)
Provision (benefit) for income taxes	27	(1,219)	53	(2,476)
Income (loss) from operations of discontinued businesses, net of taxes	$42	$(1,732)	$119	$(5,677)
Assets and liabilities of discontinued operations at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Current assets	$107	$107
Long-term assets	932	986
Total assets	$1,039	$1,093
Current liabilities	$1,053	$1,165
Long-term liabilities	2,381	2,522
Total liabilities	$3,434	$3,687
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
Our market for goods and services appears to continue to stabilize. As part of our clients' efforts to improve pipeline productivity, pharmaceutical and biotechnology companies are emphasizing efficacy testing in order to eliminate therapies from the pipeline earlier in the drug development process. This trend is visible in increasing demand for our non-GLP in vivo pharmacology and drug metabolism and pharmacokinetics services. We continue to anticipate that our clients will reduce their internal capacity through closure of underutilized facilities and increase their use of these outsourced services in the future, because utilizing outsourced services enables them to create a flexible drug development model which improves operating efficiency and reduces costs. We believe that increased focus on strategic outsourcing by our clients should result in the expansion of strategic relationships with a reduced and limited number of partners, which will drive demand for our services. We believe that the long-term drivers for our business as a whole will primarily emerge from our clients' continued demand for research models and services and both GLP and non-GLP in vivo biology services, which are essential to the drug development process. However, presently it is challenging to predict the timing associated with these drivers.
We continue to focus on our four key initiatives designed to allow us to drive profitable growth and to maximize value for shareholders, and thus better position ourselves to operate successfully in the current and future business environment. These four initiatives are:

•
Improving the consolidated operating margin. We continue to aggressively manage our cost structure and drive operating efficiencies, which are expected to generate improvement in our operating margins. We have already implemented significant actions to reduce costs during the last two years to manage challenging industry-wide preclinical market conditions. During the first half of 2012, we continued to selectively adjust our cost structure by headcount reductions and other cost initiatives.

•
Improving free cash flow generation. We believe we have adequate capacity to support revenue growth in both business segments without significant additional investment for expansion. Capital expenditures were $23.6 million in the first half of 2012 and we expect capital expenditures to be approximately $50.0 million for this year.

•
Disciplined investment in growth businesses. We continue to maintain a disciplined focus on deployment of capital, investing in those areas of our existing business which will generate the greatest sales growth and profitability, such as Genetically Engineered Models and Services (GEMS), Research Animal Diagnostic Services (RADS), Discovery Research Services (DRS) and In Vitro products.

•	Returning value to shareholders. We are repurchasing our stock with the intent to drive immediate shareholder value and earnings per share accretion. During the second quarter of 2012 and 2011, we repurchased 0.9 million and 8.4 million shares, respectively. Our weighted average shares outstanding for the second quarter of 2012 has decreased to 48.4 million shares from 51.7 million shares for the second quarter of 2011 .
Total net sales during the the second quarter of 2012 were $284.7 million, a decrease of 1.2% over the same period last year. The sales decrease was due primarily to the effect of foreign currency translation which had a negative impact on sales of 3.1%. On a segment basis, sales increased in the Preclinical Services (PCS) segment, but declined in the Research Models and Services (RMS) segment due to foreign currency translation. Our gross margin decreased to 36.4% of net sales for the second quarter of 2012 compared to 36.9% of net sales for the second quarter of 2011. Our operating income was $49.3 million for the second quarter of 2012 compared to operating income of $53.3 million for the second quarter of 2011, a decrease of 7.5% due primarily to a prior year insurance gain of $7.7 million, unfavorable foreign exchange and lower gross margin partially offset by an insurance settlement related to last year's disaster on Japan operations. Operating margin was 17.3% for the second quarter of 2012, compared to 18.5% for the second quarter of 2011.
Our net income attributable to common shareholders was $30.5 million for the three months ended June 30, 2012 compared to $32.3 million for the three months ended June 25, 2011. Diluted earnings per share for the second quarter of 2012 was $0.63 compared to diluted earnings per share of $0.63 for the second quarter of 2011.
Total net sales during the the six months ended June 30, 2012 were $570.7 million, a decrease of 0.6% over the same period last year. The sales decrease was due primarily to the effect of foreign currency translation which had a negative impact on sales of 2.0%. Our gross margin was flat at 36.4% of net sales for the six months ended June 30, 2012 compared to the six months ended June 25, 2011. Our operating income was $93.0 million for the six months ended June 30, 2012 compared to operating income of $95.6 million for the six months ended June 25, 2011, a decrease of 2.7% due to prior year insurance gain of $7.7 million. Operating margin was 16.3% for the six months ended June 30, 2012, compared to 16.7% for the six months ended June 25, 2011.
Our net income attributable to common shareholders was $56.9 million for the six months ended June 30, 2012 compared to $63.7 million for the six months ended June 25, 2011. Diluted earnings per share for the six months ended June 30, 2012 was $1.17 compared to diluted earnings per share of $1.17 for the six months ended June 25, 2011.
We report two segments: Research Models and Services (RMS) and Preclinical Services (PCS), which reflects the manner in which our operating units are managed.
Our RMS segment, which represented 61.0% of net sales in the second quarter of 2012, includes three categories: production of research models, Research Model Services, and Other Products. Research Model Services include four business units: Genetically Engineered Models and Services (GEMS), Research Animal Diagnostics (RADS), Discovery Services (DS), and Insourcing Solutions (IS). Other Products includes our In Vitro business and avian vaccine services. Net sales for the RMS segment decreased 2.6% compared to the second quarter of 2011, primarily driven by the effect of foreign currency translation which had a negative impact on sales of 3.8%. Gross margin percentage was relatively unchanged at 43.9% compared to 44.0% in the prior year. Operating margin percentage increased slightly to 32.0% from 31.3% due mainly to an insurance settlement related to our Japan operations.
Our PCS segment, which represented 39.0% of net sales in the second quarter of 2012, includes services required to take a drug through the development process including discovery support, safety assessment and biopharmaceutical services. Sales for this segment increased 0.9% from the second quarter of 2011 due to stronger sales driven by increased demand for non-GLP discovery services partially offset by the impact of foreign currency translation which reduced the sales growth rate by 2.1%. We experienced a decrease in the PCS gross margin to 24.6% from 25.4% in the second quarter of 2011 primarily attributable to the transfer of client protocols under the expanded preferred provider agreement. Operating margin for the second quarter of 2012 was 9.7% , compared to 7.2% in the second quarter of 2011, due mainly to lower amortization expense partially offset by lower gross margin.
Three Months Ended June 30, 2012 Compared to the Three Months Ended June 25, 2011
Net Sales. Net sales for the three months ended June 30, 2012 were $284.7 million, a decrease of $3.6 million, or 1.2%, from $288.3 million for the three months ended June 25, 2011 due primarily to unfavorable foreign currency translation of 3.1%.
Research Models and Services. For the three months ended June 30, 2012, net sales for our RMS segment were $173.6 million, a decrease of $4.6 million, or 2.6%, from $178.2 million for the three months ended June 25, 2011, due primarily to the effect of unfavorable foreign currency translation which decreased sales by 3.8%.
Preclinical Services. For the three months ended June 30, 2012, net sales for our PCS segment were $111.1 million, an increase of $1.0 million, or 0.9%, from $110.1 million for the three months ended June 25, 2011. The sales increase was driven by increased sales driven by increased demand for non-GLP discovery services partially offset by unfavorable foreign currency translation of 2.1%.
Cost of Products Sold and Services Provided. Cost of products sold and services provided during the second quarter of 2012 was $181.1 million, a decrease of $0.8 million, or 0.4%, from $181.9 million during the second quarter of 2011. Cost of products sold and services provided during the three months ended June 30, 2012 was 63.6% of net sales, compared to 63.1% during the three months ended June 25, 2011.
Research Models and Services. Cost of products sold and services provided for RMS during the second quarter of 2012 was $97.3 million, a decrease of $2.6 million, or 2.5%, compared to $99.9 million in 2011. Cost of products sold and services provided for the three months ended June 30, 2012 was essentially flat at 56.1% of net sales compared to 56.0% of net sales for 2011.
Preclinical Services. Cost of services provided for the PCS segment in the second quarter of 2012 was $83.8 million, an increase of $1.7 million, compared to $82.1 million in the second quarter of 2011. Cost of services provided as a percentage of net sales was 75.4% during the three months ended June 30, 2012, compared to 74.6% for the three months ended June 25, 2011. The increase in cost of services provided as a percentage of net sales was primarily attributable to the transfer of client protocols under an expanded preferred provider agreement with a global pharmaceutical client.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2012 were $49.9 million, an increase of $2.7 million, or 5.7%, from $47.2 million for the three months ended June 25, 2011. Selling, general and administrative expenses in the second quarter of 2012 were 17.5% of net sales compared to 16.4% for the second quarter of 2011.
Research Models and Services. Selling, general and administrative expenses for RMS for the second quarter of 2012 were $19.3 million, a decrease of $1.6 million, or 7.8%, compared to $20.9 million in 2011. Selling, general and administrative expenses decreased as a percentage of sales to 11.1% for the three months ended June 30, 2012 from 11.7% for the three months ended June 25, 2011 due mainly to an insurance settlement related to our Japan operations.
Preclinical Services. Selling, general and administrative expenses for the PCS segment for the second quarter of 2012 were $13.5 million, an decrease of $2.5 million, or 15.6%, compared to $16.0 million during the second quarter of 2011. Selling, general and administrative expenses for the three months ended June 30, 2012 decreased to 12.2% of net sales, compared to 14.6% of net sales for the three months ended June 25, 2011, due mainly to cost savings actions and expense control.
Unallocated Corporate Overhead. Unallocated corporate overhead, which consists of various costs primarily associated with activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions, was $17.1 million during the three months ended June 30, 2012, compared to $10.3 million during the three months ended June 25, 2011. The increase was primarily due to a prior year insurance gain of $7.7 million.
Amortization of Other Intangibles. Amortization of other intangibles for the three months ended June 30, 2012 was $4.4 million, a decrease of $1.4, from $5.8 million for the three months ended June 25, 2011. Amortization expense decreased as a percentage of sales to 1.5% for the three months ended June 30, 2012, from 2.0% for the three months ended June 25, 2011.
Research Models and Services. In the second quarter of 2012, amortization of other intangibles for our RMS segment was $1.4 million, a decrease of $0.3 million from $1.7 million in the second quarter of 2011.
Preclinical Services. For the three months ended June 30, 2012, amortization of other intangibles for our PCS segment was $3.0 million, a decrease of $1.1 million from $4.1 million for the three months ended June 25, 2011.
Operating Income. Operating income for the three months ended June 30, 2012 was $49.3 million, a decrease of $4.0 million compared to operating income of $53.3 million for the three months ended June 25, 2011. Operating income as a percentage of net sales for the three months ended June 30, 2012 was 17.3% compared to 18.5% for the three months ended June 25, 2011.

Research Models and Services. For the three months ended June 30, 2012, operating income for our RMS segment was $55.5 million, a decrease of $0.2 million, or 0.3%, from $55.7 million for the three months ended June 25, 2011. Operating income as a percentage of net sales for the three months ended June 30, 2012 was 32.0%, compared to 31.3% for the three months ended June 25, 2011. The increase in operating income as a percentage of net sales was primarily due to an insurance settlement related to our Japan operations.
Preclinical Services. For the the three months ended June 30, 2012, operating income for our PCS segment was $10.8 million, an increase of $2.9 million compared to $7.9 million for the three months ended June 25, 2011. Operating income as a percentage of net sales declined to 9.7% compared to 7.2% of net sales in the three months ended June 25, 2011. The increase in operating income as a percentage of net sales was primarily due to increased sales and the lower amortization expense.
Unallocated Corporate Overhead. Unallocated corporate overhead was $17.1 million during the three months ended June 30, 2012, compared to $10.3 million during the three months ended June 25, 2011. The increase was primarily due to the one-time effect of a prior year insurance gain of $7.7 million.
Interest Expense. Interest expense for the second quarter of 2012 was $8.1 million, compared to $10.7 million for the second quarter of 2011. The decrease was due mainly to decreased debt balances and lower interest rates.
Interest Income. Interest income for the second quarter of 2012 was $0.2 million, compared to $0.6 million for the second quarter of 2011 due to lower cash balances and lower interest rates on invested funds.
Income Taxes. Income tax expense for the three months ended June 30, 2012 was $9.5 million, an increase of $0.9 million compared to income tax expense of $8.6 million for the three months ended June 25, 2011. Our effective tax rate was 23.6% for the three months ended June 30, 2012 compared to 20.2% for the three months ended June 25, 2011. The increase of 3.4% in the effective tax rate for the three months ended June 30, 2012 was primarily attributable to the receipt of a $7.7 million tax exempt gain on the settlement of a life insurance policy recorded in the second quarter of 2011 Additionally, there was an increase in the tax rate in three months ended June 30, 2012 due to a decline in research and development tax benefits.
Net Income Attributable to Common Shareowners. Net income attributable to common shareowners for the three months ended June 30, 2012 was $30.5 million compared to $32.3 million for the three months ended June 25, 2011.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 25, 2011
Net Sales. Net sales for the six months ended June 30, 2012 were $570.7 million, a decrease of $3.4 million, or 0.6%, from $574.1 million for the six months ended June 25, 2011, due primarily to increased RMS sales partially offset by lower PCS sales. The effect of unfavorable foreign currency translation was 2.0% .
Research Models and Services. For the six months ended June 30, 2012, net sales for our RMS segment were $356.8 million, an increase of $5.3 million, or 1.5%, from $351.5 million for the six months ended June 25, 2011, due primarily to higher Other Product sales, which include our Avian and In Vitro businesses, as well as Research Model Services. The effect of unfavorable foreign currency translation decreased sales by 2.3%.
Preclinical Services. For the six months ended June 30, 2012, net sales for our PCS segment were $213.9 million, a decrease of $8.7 million, or 3.9%, from $222.6 million for the six months ended June 25, 2011. The sales decrease was driven by unfavorable sales mix with a greater proportion of non-GLP discovery services as well as lower sales of biopharmaceutical services combined with unfavorable foreign currency translation of 1.5%.
Cost of Products Sold and Services Provided. Cost of products sold and services provided during the six months ended June 30, 2012 was $362.9 million, a decrease of $2.2 million, or 0.6%, from $365.1 million during the six months ended June 25, 2011. Cost of products sold and services provided during the six months ended June 30, 2012 was flat at 63.6% of net sales, compared to 63.6% during the six months ended June 25, 2011.
Research Models and Services. Cost of products sold and services provided for RMS during the six months ended June 30, 2012 was $198.3 million, a decrease of $1.1 million, or 0.5%, compared to $199.4 million in 2011. Cost of products sold and services provided for the six months ended June 30, 2012 decreased to 55.6% of net sales compared to 56.7% of net sales for 2011. The decrease in cost as a percentage of sales was primarily due to the impact of sales and our cost savings actions.
Preclinical Services. Cost of services provided for the PCS segment during the six months ended June 30, 2012 was

$164.6 million, a decrease of $1.2 million, compared to $165.8 million during the six months ended June 25, 2011. Cost of services provided as a percentage of net sales was 76.9% during the six months ended June 30, 2012, compared to 74.5% for the six months ended June 25, 2011. The increase in cost of services provided as a percentage of net sales was primarily due to the impact of lower sales on our fixed cost base and the transfer of client protocols under an expanded preferred provider agreement with a global pharmaceutical client.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2012 were $105.9 million, a increase of $3.7 million, or 3.6%, from $102.2 million for the six months ended June 25, 2011. Selling, general and administrative expenses the six months ended June 30, 2012 were 18.6% of net sales compared to 17.8% for the six months ended June 25, 2011.
Research Models and Services. Selling, general and administrative expenses for RMS for the six months ended June 30, 2012 were $40.5 million, an decrease of 0.8 million, or 1.9%, compared to $41.3 million in the six months ended June 25, 2011. Selling, general and administrative expenses decreased as a percentage of sales to 11.4% for the six months ended June 30, 2012 from 11.8% for the six months ended June 25, 2011. The decrease in selling, general and administrative expenses as a percent of sales was primarily due to cost savings actions and an insurance settlement related to our Japan operations.
Preclinical Services. Selling, general and administrative expenses for the PCS segment for the six months ended June 30, 2012 were $28.4 million, a decrease of $3.5 million, or 10.9%, compared to $31.9 million during the six months ended June 25, 2011. Selling, general and administrative expenses for the six months ended June 30, 2012 decreased to 13.3% of net sales, compared to 14.3% of net sales for the six months ended June 25, 2011, due mainly to cost savings actions and expense control.
Unallocated Corporate Overhead. Unallocated corporate overhead, which consists of various costs primarily associated with activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions, was $37.0 million during the six months ended June 30, 2012, compared to $29.0 million during the six months ended June 25, 2011. The increase was primarily due to the one-time effect of a prior year insurance gain of $7.7 million.
Amortization of Other Intangibles. Amortization of other intangibles for the six months ended June 30, 2012 was $8.9 million, a decrease of $2.3 million, from $11.2 million for the six months ended June 25, 2011. Amortization expense decreased as a percentage of sales to 1.6% for the six months ended June 30, 2012, from 1.9% for the six months ended June 25, 2011.
Research Models and Services. In the six months ended June 30, 2012, amortization of other intangibles for our RMS segment was $2.9 million, a decrease of $0.5 million from $3.4 million in the six months ended June 25, 2011.
Preclinical Services. For the six months ended June 30, 2012, amortization of other intangibles for our PCS segment was $6.0 million, a decrease of $1.8 million from $7.8 million for the six months ended June 25, 2011.
Operating Income. Operating income for the six months ended June 30, 2012 was $93.0 million, a decrease of $2.6 million compared to operating income of $95.6 million for the six months ended June 25, 2011. Operating income as a percentage of net sales for the six months ended June 30, 2012 was 16.3% compared to 16.6% for the six months ended June 25, 2011.
Research Models and Services. For the six months ended June 30, 2012, operating income for our RMS segment was $115.0 million, an increase of $7.6 million, or 7.1%, from $107.4 million in the six months ended June 25, 2011. Operating income as a percentage of net sales for the six months ended June 30, 2012 was 32.2%, compared to 30.6% for the six months ended June 25, 2011. The increase in operating income as a percentage of net sales was primarily due to higher sales and cost-savings actions.
Preclinical Services. For the the six months ended June 30, 2012, operating income for our PCS segment was $15.0 million, a decrease of $2.2 million compared to $17.2 million for the six months ended June 25, 2011. Operating income as a percentage of net sales declined to 7.0% compared to 7.7% of net sales in the six months ended June 25, 2011. The decrease in operating income as a percentage of net sales was primarily due to lower sales partially offset by cost-savings actions
Unallocated Corporate Overhead. Unallocated corporate overhead was $37.0 million during the six months ended June 30, 2012, compared to $29.0 million during the six months ended June 25, 2011. The increase was primarily due to prior year insurance gain of $7.7 million.

Interest Expense. Interest expense for the six months ended June 30, 2012 was $16.5 million, compared to $20.7 million in the six months ended June 25, 2011. The decrease was due mainly to decreased debt balances and lower interest rates.
Interest Income. Interest income for the six months ended June 30, 2012 was $0.3 million, compared to $0.9 million for the six months ended June 25, 2011 due to lower cash balances and lower interest rates on invested funds.
Income Taxes. Income tax expense for the six months ended June 30, 2012 was $18.1 million, an increase of $12.2 million compared to income tax expense of $5.9 million for the six months ended June 25, 2011. Our effective tax rate was 24.1% for the six months ended June 30, 2012 compared to 7.9% for the six months ended June 25, 2011. The increase in the effective tax rate for the six months ended June 30, 2012 was primarily due to an $11.1 million tax benefit recorded in the first quarter of 2011 associated with a tax loss incurred with the disposition of our Phase I clinical business and the receipt of a $7.7 million tax exempt gain on the settlement of a life insurance policy recorded in the second quarter of 2011. Additionally, there was an increase in the tax rate in the first six months of 2012 primarily due to an unbenefitted capital loss of $0.7 million on the sale of our auction rate securities and a decline in research and development tax benefits.
Net Income Attributable to Common Shareowners. Net income attributable to common shareowners for the six months ended June 30, 2012 was $56.9 million compared to $63.7 million for the six months ended June 25, 2011.
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
The credit agreement includes certain customary representations and warranties, events of default, notices of material adverse changes to our business and negative and affirmative covenants. As of June 30, 2012, we were compliant with all financial covenants specified in the credit agreement. We had $4.3 million outstanding under letters of credit as of June 30, 2012.
Our debt also includes $350.0 million of 2.25% Senior Convertible Debentures (2013 Notes) due June 2013. At June 30, 2012, the fair value of our outstanding 2013 Notes was approximately $350.9 million based on their quoted market value and no conversion triggers were met. Upon maturity, we will settle the principal balance of the 2013 Notes in cash and any additional amount due to the conversion feature in cash or shares. We intend to utilize the existing capacity of our credit agreement, our existing cash and marketable securities as well as evaluate other financing alternatives to meet the cash requirement at maturity in June 2013. We classified $234.9 million of our 2013 Notes as long term debt, which represents the amount we expect to settle by utilizing the existing capacity to be available on our current revolving credit facility when the 2013 Notes mature.
In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of the second quarter of 2012 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.
For the six month ended June 30, 2012, we repurchased 889,791 shares of common stock for $30.8 million primarily through open market purchases made in reliance on Rule 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.
As of June 30, 2012, we had $6.6 million in time deposits classified as marketable securities. During the six month period ended June 30, 2012, we sold our auction rate securities for $11.3 million in cash and recorded a realized loss of $0.7 million, which is included in other income (expense). The June 30, 2012 balance of marketable securities was comprised of $6.6 million held by non-U.S. subsidiaries.
Cash and cash equivalents totaled $76.1 million at June 30, 2012, compared to $68.9 million at December 31, 2011. At

June 30, 2012, the $76.1 million of cash and cash equivalents was comprised of $9.6 million held in the United States and $66.5 million held by non-U.S. subsidiaries. At December 31, 2011, the $68.9 million was comprised of $0.4 million held in the United States and $68.5 million held by non-U.S. subsidiaries. We are a net borrower and closely manage our cash to keep balances low. We were able to maintain liquidity by having the ability to borrow on our revolving line of credit.
Net cash provided by operating activities for the six months ending June 30, 2012 and June 25, 2011 was $82.6 million and $86.7 million, respectively. The decrease in cash provided by operations was primarily due to income taxes. The tax benefit related to the disposition of our Phase I clinical business, which increased net income in 2011, will be realized in cash in the future. Our days sales outstanding (DSO) remained flat at 48 days as of June 30, 2012, compared to December 31, 2011 but decreased from 50 days as of June 25, 2011. Our DSO includes deferred revenue as an offset to accounts receivable in the calculation. Our net cash provided by operating activities will be impacted by future timing of client payments for products and services as evidenced in our DSO. A one-day increase or decrease in our DSO represents a change of approximately  $3.1 million of cash provided by operating activities. Our allowance for doubtful accounts was $4.0 million as of June 30, 2012, compared to $4.0 million as of December 31, 2011.
Net cash used in investing activities for the six month ended June 30, 2012 and June 25, 2011 was $8.6 million and $7.9 million, respectively. Our capital expenditures during the first half of 2012 were $23.6 million, of which $20.5 million was related to RMS and $3.1 million to PCS. For 2012, we project capital expenditures to be approximately $50.0 million. We anticipate that future capital expenditures will be funded by operating activities, marketable securities and existing credit facilities. For the six months ending June 30, 2012 and June 25, 2011, we sold $21.4 million and $19.9 million of marketable securities, respectively.
Net cash used in financing activities for the six month ended June 30, 2012 and June 25, 2011 was $65.5 million and $109.6 million, respectively. Proceeds from long-term debt were $38.1 million and $150.8 million for the six month ended June 30, 2012 and June 25, 2011, respectively. Payments on long-term debt and revolving credit agreements were $76.4 million and $82.0 million for the six month ended June 30, 2012 and June 25, 2011, respectively. For the six month ended June 30, 2012 and June 25, 2011, we paid $30.8 million and $191.1 million, respectively, for the purchase of treasury stock acquired through open market purchases and the accelerated share repurchase program in 2011.
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
        Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $6.7 million on a pre-tax basis. The book value of our debt approximates fair value.
        We issued $350.0 million of the 2013 Notes in a private placement in the second quarter of 2006. The 2013 Notes bear an interest rate of 2.25%. The fair market value of the outstanding notes was approximately $350.9 million on June 30, 2012.
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
        During the first six months of 2012, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on client transactions and certain balance sheet items, including intercompany loans. The foreign currency contract outstanding as of June 30, 2012 is a non-designated hedge, and is marked to market with changes in fair value recorded to other income (expense).

Item 4.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934 (Exchange Act), the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of June 30, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in Internal Controls
There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2012 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the our purchases of shares of our common stock during the quarter ended June 30, 2012.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2012 to April 28, 2012	5,724	$34.95	5,724	$103,558
April 29, 2012 to May 26, 2012	253,897	$33.70	252,935	$95,003
May 27, 2012 to June 30, 2012	199,827	$32.75	199,827	$88,458
Total:	459,448		458,486
On July 29, 2010, our Board of Directors authorized a $500.0 million stock repurchase program. Our Board of Directors increased the stock repurchase authorization by $250.0 million to $750.0 million on October 20, 2010.
During the second quarter of 2012, we repurchased 458,486 shares of common stock for $15.3 million under our Rule 10b5-1 and 10b5-18 Purchase Plan and in open market trading.
Additionally, the Company's Incentive Plans permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, during the quarter ended June 30, 2012, we acquired 962 shares for a nominal amount as a result of such withholdings.

Item 6.    Exhibits
(a) Exhibits
10.1    Charles River Laboratories Amended and Restated Deferred Compensation Plan amended December 2, 2008,         July 20, 2011, October 27, 2011 and July 17, 2012. Filed herewith.
31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed herewith.
31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed herewith.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act. Filed herewith.

101
The following materials from the Form 10-Q for the year period ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income , (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) related notes to these Unaudited, Condensed Consolidated Interim Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
August 7, 2012	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

August 7, 2012	/s/ THOMAS F. ACKERMAN
Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer and Principal Accounting Officer

Exhibit 31.1
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES‑OXLEY ACT OF 2002
AND RULE 13a-14(a)/15d-14(a) OF THE EXCHANGE ACT OF 1934

I, James C. Foster, Chief Executive Officer of Charles River Laboratories International, Inc. (the registrant) certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended June 30, 2012 of the registrant;

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: August 7, 2012	/s/ James C. Foster James C. Foster Chairman, President and Chief Executive Officer Charles River Laboratories International, Inc.

Exhibit 31.2
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES‑OXLEY ACT OF 2002
AND RULE 13a-14(a)/15d-14(a) OF THE EXCHANGE ACT OF 1934
I, Thomas F. Ackerman, Corporate Executive Vice President and Chief Financial Officer of Charles River Laboratories International, Inc. (the registrant) certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended June 30, 2012 of the registrant;

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: August 7, 2012	/s/ Thomas F. Ackerman Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer Charles River Laboratories International, Inc.

Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES‑OXLEY ACT OF 2002
In connection with the quarterly report on Form 10-Q for the quarter ended June 30, 2012 of Charles River Laboratories International, Inc. (the “Company”) as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, James C. Foster, Chairman, Chief Executive Officer and President of the Company, and Thomas F. Ackerman, Corporate Executive Vice President and Chief Financial Officer of the Company, each hereby certifies, to the best of his knowledge and pursuant to 18 U.S.C. Section 1350, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”); and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 7, 2012	/s/ James C. Foster James C. Foster Chairman, President and Chief Executive Officer Charles River Laboratories International, Inc.
Dated: August 7, 2012	/s/ Thomas F. Ackerman Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer Charles River Laboratories International, Inc.
This certification shall not be deemed “filed” for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.