Form 10-Q
period 2012-09-29
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2012-11-01
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 19, 2012, there were 48,553,049 shares of the Registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended September 29, 2012

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

Part I. Financial Information
Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Net sales related to products	$111,196	$116,932	$356,535	$361,069
Net sales related to services	167,490	160,647	492,855	490,616
Net sales	278,686	277,579	849,390	851,685
Costs and expenses
Cost of products sold	63,649	66,368	190,629	197,405
Cost of services provided	121,778	118,495	357,705	352,606
Selling, general and administrative	51,047	50,345	156,924	152,561
Amortization of other intangibles	4,530	5,277	13,436	16,454
Operating income	37,682	37,094	130,696	132,659
Other income (expense)
Interest income	124	138	460	1,060
Interest expense	(8,519)	(11,944)	(25,033)	(32,619)
Other, net	(892)	(747)	(2,582)	(1,092)
Income from continuing operations, before income taxes	28,395	24,541	103,541	100,008
Provision for income taxes	6,011	5,630	24,140	11,564
Income from continuing operations, net of income taxes	22,384	18,911	79,401	88,444
Loss from discontinued operations, net of taxes	(182)	(18)	(63)	(5,695)
Net income	22,202	18,893	79,338	82,749
Less: Net income attributable to noncontrolling interests	(230)	(95)	(459)	(298)
Net income attributable to common shareowners	$21,972	$18,798	$78,879	$82,451
Earnings (loss) per common share
Basic:
Continuing operations attributable to common shareowners	$0.47	$0.38	$1.64	$1.71
Discontinued operations	$—	$—	$—	$(0.11)
Net income attributable to common shareowners	$0.46	$0.38	$1.64	$1.60
Diluted:
Continuing operations attributable to common shareowners	$0.46	$0.37	$1.63	$1.69
Discontinued operations	$—	$—	$—	$(0.11)
Net income attributable to common shareowners	$0.46	$0.37	$1.63	$1.58

See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Net income	$22,202	$18,893	$79,338	$82,749
Foreign currency translation adjustment	12,962	(12,643)	8,871	(6,943)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) for the period	—	(168)	209	(305)
Add: reclassification adjustment for losses included in net income	—	—	712	—
Defined benefit plan gains (losses) and prior service costs not yet recognized as components of net periodic pension cost:
Amortization of prior service costs and net gains and losses	560	260	1,880	759
Comprehensive income, before tax	35,724	6,342	91,010	76,260
Income tax expense related to items of other comprehensive income	156	572	701	1,111
Comprehensive income, net of tax	35,568	5,770	90,309	75,149
Less: comprehensive income related to noncontrolling interests	(225)	(121)	(459)	(354)
Comprehensive income attributable to common shareholders	$35,343	$5,649	$89,850	$74,795

See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except per share amounts)

	September 29, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$83,224	$68,905
Trade receivables, net	215,621	184,810
Inventories	93,718	92,969
Other current assets	65,243	79,052
Current assets of discontinued businesses	109	107
Total current assets	457,915	425,843
Property, plant and equipment, net	724,699	738,030
Goodwill, net	207,420	197,561
Other intangibles, net	89,777	93,437
Deferred tax asset	45,917	44,804
Other assets	40,987	57,659
Long-term assets of discontinued businesses	903	986
Total assets	$1,567,618	$1,558,320
Liabilities and Equity
Current liabilities
Current portion of long-term debt and capital leases	$125,603	$14,758
Accounts payable	27,744	34,332
Accrued compensation	48,771	41,602
Deferred revenue	57,833	56,530
Accrued liabilities	49,655	54,377
Other current liabilities	14,539	14,033
Current liabilities of discontinued businesses	1,092	1,165
Total current liabilities	325,237	216,797
Long-term debt and capital leases	543,143	703,187
Other long-term liabilities	96,975	108,451
Long-term liabilities of discontinued businesses	2,311	2,522
Total liabilities	967,666	1,030,957
Commitments and contingencies
Shareowners' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 79,385,168 issued and 48,480,525 shares outstanding at September 29, 2012 and 78,473,888 issued and 48,875,715 shares outstanding at December 31, 2011	794	785
Capital in excess of par value	2,085,034	2,056,921
Accumulated deficit	(386,717)	(465,596)
Treasury stock, at cost, 30,904,643 shares and 29,598,173 shares at September 29, 2012 and December 31, 2011, respectively	(1,116,962)	(1,071,120)
Accumulated other comprehensive income	15,564	4,593
Total shareowners' equity	597,713	525,583
Noncontrolling interests	2,239	1,780
Total equity	599,952	527,363
Total liabilities and equity	$1,567,618	$1,558,320
See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended
	September 29, 2012	September 24, 2011
Cash flows relating to operating activities
Net income	$79,338	$82,749
Less: Income (loss) from discontinued operations	(63)	(5,695)
Income from continuing operations	79,401	88,444
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	60,617	64,249
Amortization of debt issuance costs and discounts	13,136	15,229
Non-cash compensation	15,828	16,919
Deferred income taxes	(1,338)	(1,460)
Other, net	7,493	110
Changes in assets and liabilities:
Trade receivables	(27,931)	(8,467)
Inventories	(2,183)	7,090
Other assets	1,201	1,834
Accounts payable	(6,743)	459
Accrued compensation	6,287	(5,143)
Deferred revenue	283	(12,400)
Accrued liabilities	(1,518)	(3,730)
Taxes payable and prepaid taxes	7,323	(21,196)
Other liabilities	(8,177)	(6,993)
Net cash provided by operating activities	143,679	134,945
Cash flows relating to investing activities
Acquisition of business, less cash acquired	(16,902)	—
Capital expenditures	(33,795)	(21,672)
Purchases of investments	(10,814)	(19,837)
Proceeds from sale of investments	23,549	27,840
Other, net	2,746	1,620
Net cash used in investing activities	(35,216)	(12,049)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	53,115	235,806
Proceeds from exercises of stock options and warrants	11,916	20,574
Payments on long-term debt, capital lease obligation and revolving credit agreement	(112,731)	(214,299)
Purchase of treasury stock and Accelerated Stock Repurchase Program	(45,842)	(255,610)
Other, net	535	(2,248)
Net cash used in financing activities	(93,007)	(215,777)
Discontinued operations
Net cash used in operating activities	(292)	(1,703)
Net cash used in discontinued operations	(292)	(1,703)
Effect of exchange rate changes on cash and cash equivalents	(845)	(3,356)
Net change in cash and cash equivalents	14,319	(97,940)
Cash and cash equivalents, beginning of period	68,905	179,160
Cash and cash equivalents, end of period	$83,224	$81,220
Supplemental cash flow information
Capitalized interest	$472	$202

See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(dollars in thousands)

	Total	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Treasury Stock	Non-controlling Interest
December 31, 2011	$527,363	$(465,596)	$4,593	$785	$2,056,921	$(1,071,120)	$1,780
Components of comprehensive income, net of tax:
Net income	79,338	78,879					459
Other comprehensive income	10,971		10,971				—
Total comprehensive income	90,309						459
Tax detriment associated with stock issued under employee compensation plans	(10)				(10)
Issuance of stock under employee compensation plans	12,304			9	12,295
Acquisition of treasury shares	(45,842)				—	(45,842)
Stock-based compensation	15,828				15,828
September 29, 2012	$599,952	$(386,717)	$15,564	$794	$2,085,034	$(1,116,962)	$2,239

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
Certain amounts in prior-year financial statements and related notes have been reclassified to conform with the current year presentation. For a summary of recent accounting pronouncements, please see "Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations", page 33.
2. RESTRUCTURING AND CONTRACT TERMINATION COSTS
In September 2012, we commenced a consolidation of certain research model operations in Europe. As a result, we recorded an impairment charge of $3,548 for the disposition of facilities that we own. The assets will be classified as held-for-use as we unwind operations over the next several months. In addition, we implemented staffing reductions associated with the affected operations and, accordingly, we recorded severance and retention charges of $865 for the three months ended September 29, 2012. As a result of these actions and previously implemented staffing reductions, we recorded severance and retention charges as shown below. As of September 29, 2012, $1,946 was included in accrued compensation and $1,894 in other long-term liabilities on our consolidated balance sheet.
The following table rolls forward our severance and retention cost liability:

	Nine Months Ended
	September 29, 2012	September 24, 2011
Balance, beginning of period	$3,374	$10,658
Expense	1,881	1,317
Payments/utilization	(1,415)	(7,625)
Balance, end of period	$3,840	$4,350

The following table presents severance and retention costs by classification on the income statement:

	Nine Months Ended
	September 29, 2012	September 24, 2011
Severance charges included in cost of sales	$936	$437
Severance charges included in selling, general and administrative expense	945	880
Total expense	$1,881	$1,317

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table presents severance and retention cost by segment:

	Nine Months Ended
	September 29, 2012	September 24, 2011
Research models and services	$934	$444
Preclinical services	947	979
Corporate	—	(106)
Total expense	$1,881	$1,317
3. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of net trade receivables is as follows:

	September 29, 2012	December 31, 2011
Client receivables	$188,203	$159,381
Unbilled revenue	31,301	29,446
Total	219,504	188,827
Less allowance for doubtful accounts	(3,883)	(4,017)
Net trade receivables	$215,621	$184,810

The composition of inventories is as follows:

	September 29, 2012	December 31, 2011
Raw materials and supplies	$13,352	$13,987
Work in process	14,203	13,533
Finished products	66,163	65,449
Inventories	$93,718	$92,969
The composition of other current assets is as follows:

	September 29, 2012	December 31, 2011
Prepaid assets	$22,016	$22,828
Deferred tax asset	25,220	30,894
Marketable securities	6,352	5,359
Prepaid income tax	11,426	19,742
Restricted cash	229	229
Other current assets	$65,243	$79,052

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The composition of net property, plant and equipment is as follows:

	September 29, 2012	December 31, 2011
Land	$41,240	$40,517
Buildings	707,897	696,275
Machinery and equipment	351,125	332,683
Leasehold improvements	35,427	29,975
Furniture and fixtures	26,840	26,775
Vehicles	3,668	5,226
Computer hardware and software	107,025	105,563
Construction in progress	43,362	57,661
Total	1,316,584	1,294,675
Less accumulated depreciation	(591,885)	(556,645)
Net property, plant and equipment	$724,699	$738,030
Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets. Depreciation expense for the nine months ended September 29, 2012 and September 24, 2011 was $47,181 and $47,795, respectively.
The composition of other assets is as follows:

	September 29, 2012	December 31, 2011
Deferred financing costs	$7,080	$9,239
Cash surrender value of life insurance policies	20,501	25,057
Long term marketable securities	—	11,051
Other assets	13,406	12,312
Other assets	$40,987	$57,659
The composition of other current liabilities is as follows:

	September 29, 2012	December 31, 2011
Accrued income taxes	$8,968	$10,552
Current deferred tax liability	1,115	1,379
Accrued interest and other	4,456	2,102
Other current liabilities	$14,539	$14,033

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The composition of other long-term liabilities is as follows:

	September 29, 2012	December 31, 2011
Deferred tax liability	$14,268	$16,074
Long-term pension liability	39,383	49,223
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	26,309	25,739
Other long-term liabilities	17,015	17,415
Other long-term liabilities	$96,975	$108,451
4. MARKETABLE SECURITIES AND EQUITY METHOD AFFILIATES
Investments in marketable securities are reported at fair value and consist of time deposits and auction rate securities. During the nine months ended September 29, 2012, we sold our auction rate securities for $11,260 in cash and recorded a realized loss of $712 , which is included in other income (expense).
The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	September 29, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$6,352	$—	$—	$6,352
Auction rate securities	—	—	—	—
	$6,352	$—	$—	$6,352

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$5,359	$—	$—	$5,359
Auction rate securities	11,972	—	(921)	11,051
	$17,331	$—	$(921)	$16,410
Maturities of debt securities were as follows:

	September 29, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$6,352	$6,352	$5,359	$5,359
Due after one year through five years	—	—	—	—
Due after ten years	—	—	11,972	11,051
	$6,352	$6,352	$17,331	$16,410

Equity-Method Affiliates
In 2009, we entered into a limited partnership, which invests in biotechnology and medical device companies. We committed $20,000, or approximately 12%, of the limited partnership's total committed capital. As of September 29, 2012, we have contributed $7,920 of our total committed capital of $20,000. We recognized equity losses of $380 and $245 for the three and nine months ended September 29, 2012, respectively. These losses are reported as other income (expense). As of

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

September 29, 2012, equity method affiliates had a carrying value of $7,965, which is reported in other assets on the consolidated balance sheets.
5. FAIR VALUE
Valuation methodologies used for assets and liabilities measured or disclosed at fair value are as follows:

•	Time deposits—Valued at their ending balances as reported by the financial institutions that hold our securities, which approximates fair value.

•
Auction rate securities—Valued at fair value by management in part utilizing an independent valuation using pricing models and discounted cash flow methodologies incorporating assumptions that reflect the assumptions a marketplace participant would use.

•	Life policies—Valued at cash surrender value.

•	Hedge contract—Valued at fair value by management based on our foreign exchange rates and forward points provided by banks.

•	Long-lived assets impaired during the period—Valued at fair value by management based the income approach

•	Long-term debt—Disclosed fair value based on current market pricing for similar debt.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 29, 2012 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets and Liabilities at Fair Value
Time deposits	$—	$6,352	$—	$6,352
Auction rate securities	—	—	—	—
Life policies	—	14,865	—	14,865
Hedge contract	—	(4)	—	(4)
Total assets measured at fair value	$—	$21,213	$—	$21,213
Total liabilities measured at fair value	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2011 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets and Liabilities at Fair Value
Time deposits	$—	$5,359	$—	$5,359
Auction rate securities	—	—	11,051	11,051
Life policies	—	19,520	—	19,520
Hedge contract	—	5	—	5
Total assets measured at fair value	$—	$24,884	$11,051	$35,935
Total liabilities measured at fair value	$—	$—	$—	$—

During the quarter ended September 29, 2012, we recorded an impairment charge for long-lived assets held and used (see Note 2). As a result, we adjusted the carrying amount of this asset group, consisting of land, buildings, and equipment, to fair value, which was based on the income approach. In applying the income approach, we estimated the future net cash flows associated with operating the asset group and the asset group's salvage value. The fair value of the asset group was adjusted to $1,611. We classified the fair value of this asset group as Level 3, whereby the inputs are based on management's internal estimates and not corroborated with observable market data.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The book value of our term and revolving loans, which are variable rate loans carried at amortized cost, approximates fair value based current market pricing of similar debt. The fair value of our 2.25% Senior Convertible Debentures (2013 Notes), which are carried at cost less unamortized discount on our consolidated balance sheets, was $353,915 as of September 29, 2012. We determine the fair value of these 2013 Notes based on their most recent quoted market price and by reference to the market value of similar debt instruments. We classify the fair value of our debt as Level 2 (significant other observable inputs) on the valuation hierarchy, where Level 2 inputs include quoted prices for similar assets and liabilities in active markets and/or quoted prices for identical or similar assets and liabilities in markets that are not active.
The following table presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 29, 2012 and September 24, 2011.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended
Auction rate securities	September 29, 2012	September 24, 2011
Beginning balance	$11,051	$11,377
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in other income (expense)	(712)	(1)
Included in other comprehensive income	921	(306)
Purchases, issuances and settlements	(11,260)	—
Ending balance	$—	$11,070

We enter into derivative instruments to hedge foreign currency exchange risk to reduce the impact of changes to foreign currency rates on our financial statements. During the nine months ended September 29, 2012, we recognized $1,449 of hedge losses associated with forward currency contracts. As of September 29, 2012, outstanding forward currency contracts had a fair value of $(4).

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table displays goodwill and other intangible assets not subject to amortization and other intangible assets that continue to be subject to amortization:

	September 29, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization & Impairment Loss	Gross Carrying Amount	Accumulated Amortization & Impairment Loss
Goodwill	$1,224,136	$(1,016,716)	$1,214,285	$(1,016,724)
Other intangible assets not subject to amortization:
Research models	$3,438	$—	$3,438	$—
Other intangible assets subject to amortization:
Backlog	2,848	(2,334)	2,856	(2,253)
Client relationships	307,671	(229,660)	298,813	(210,816)
Trademarks and trade names	5,320	(4,782)	5,022	(4,706)
Other identifiable intangible assets	11,809	(4,533)	5,415	(4,332)
Total other intangible assets	$331,086	$(241,309)	$315,544	$(222,107)
The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

		Adjustments to Goodwill
	December 31, 2011	Acquisitions	Foreign Exchange/ Impairment	September 29, 2012
Research Models and Services
Gross carrying amount	$56,402	$10,520	$(73)	$66,849
Accumulated amortization	(3,721)	—	8	(3,713)
Preclinical Services
Gross carrying amount	1,157,883	—	(596)	1,157,287
Accumulated impairment loss	(1,005,000)	—	—	(1,005,000)
Accumulated amortization	(8,003)	—	—	(8,003)
Total
Gross carrying amount	$1,214,285	$10,520	$(669)	$1,224,136
Accumulated impairment loss	(1,005,000)	—	—	(1,005,000)
Accumulated amortization	(11,724)	—	8	(11,716)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-Term Debt
Long-term debt consists of the following:

	September 29, 2012	December 31, 2011
2.25% Senior convertible debentures:
Principal	$349,995	$349,995
Unamortized debt discount	(10,556)	(21,533)
Net carrying amount of senior convertible debentures	339,439	328,462
Term loan facilities	298,069	356,322
Revolving credit facility	31,000	33,000
Other long-term debt represents secured and unsecured promissory notes, interest rates ranging from 0% to 0.5% at both September 29, 2012 and December 31, 2011, maturing between 2012 and 2013	226	118
Total debt	668,734	717,902
Less: current portion of long-term debt	(125,590)	(14,732)
Long-term debt	$543,144	$703,170
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
The credit agreement includes certain customary representations and warranties, events of default, notices of material adverse changes to our business and negative and affirmative covenants. As of September 29, 2012, we were compliant with all financial covenants specified in the credit agreement. We had $4,325 outstanding under letters of credit as of September 29, 2012.
As of September 29, 2012, our debt included $349,995 of 2.25% Senior Convertible Debentures (2013 Notes) due June 2013. At September 29, 2012, the fair value of these outstanding 2013 Notes was approximately $353,915 based on their quoted market value and no conversion triggers were met. The current portion of the 2013 Notes is $101,833, which represents the amount we expect to settle upon maturity through available cash and future borrowings. We expect to settle the remaining balance on the 2013 Notes utilizing the capacity on our current revolving credit facility when the 2013 Notes mature.
As of September 29, 2012, $10,556 of debt discount related to the 2013 Notes remained and will be amortized over 3 quarters. Interest expense related to our convertible debt of $3,877 and $3,514 for quarters ended September 29, 2012 and September 24, 2011, respectively, yielded an effective interest rate of 6.93% on the liability component. In addition, $1,969 and $1,969 of contractual interest expense was recognized on our convertible debt during the quarters ended September 29, 2012 and September 24, 2011, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Principal maturities of existing debt, which excludes unamortized discount, for the periods set forth in the table below are as follows:

Twelve Months Ending
September 2013	$128,757
September 2014	43,142
September 2015	58,830
September 2016	448,561
September 2017	—
Total	$679,290
We have capital leases for equipment. These leases are capitalized using interest rates considered appropriate at the inception of the lease. Capital lease obligations amounted to $12 and $43 at September 29, 2012 and December 31, 2011, respectively.

8. EQUITY
Earnings Per Share
Basic earnings per share for the three and nine months ended September 29, 2012 and September 24, 2011 was computed by dividing earnings available to common shareowners for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for the three and nine months ended September 29, 2012 and September 24, 2011 has been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.
Options to purchase 4,667,739 shares and 4,253,703 shares were outstanding in each of the three months ended September 29, 2012 and September 24, 2011, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase 4,590,418 shares and 4,245,953 shares were outstanding in each of the nine months ended September 29, 2012 and September 24, 2011, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted average shares outstanding for the three months ended September 29, 2012 and September 24, 2011 excluded the weighted average impact of 1,232 and 705,662 shares, respectively, of non-vested fixed restricted stock awards. Basic weighted average shares outstanding for the nine months ended September 29, 2012 and September 24, 2011 excluded the weighted average impact of 6,719 and 705,662 shares, respectively, of non-vested fixed restricted stock awards.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Numerator:
Income from continuing operations for purposes of calculating earnings per share	$22,154	$18,816	$78,942	$88,146
Income (loss) from discontinued businesses	(182)	$(18)	$(63)	$(5,695)
Denominator:
Weighted-average shares outstanding—Basic	47,625,806	50,084,850	48,028,602	51,671,559
Effect of dilutive securities:
2.25% senior convertible debentures	—	—	—	—
Stock options and contingently issued restricted stock	482,808	448,897	447,544	566,868
Weighted-average shares outstanding—Diluted	48,108,614	50,533,747	48,476,146	52,238,427
Basic earnings per share from continuing operations attributable to common shareowners	$0.47	$0.38	$1.64	$1.71
Basic earnings (loss) per share from discontinued operations attributable to common shareowners	$—	$—	$—	$(0.11)
Diluted earnings per share from continuing operations attributable to common shareowners	$0.46	$0.37	$1.63	$1.69
Diluted earnings (loss) per share from discontinued operations attributable to common shareowners	$—	$—	$—	$(0.11)
Treasury Shares
For the nine months ended September 29, 2012 and September 24, 2011, we repurchased 1,222,432 shares of common stock for $42,800 and 2,946,468 shares of common stock for $105,852, respectively, through open market purchases made in reliance on Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. Additionally, our 2000 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the nine months ended September 29, 2012 and September 24, 2011, we acquired 84,086 shares for $3,042 and 79,663 shares for $2,942, respectively, as a result of such withholdings. The nine months ended September 24, 2011 also includes the acquisition of 4,637,732 shares under accelerated stock repurchase programs (ASR).
Share repurchases for the nine months ended September 29, 2012 and September 24, 2011 were as follows:

	Nine Months Ended
	September 29, 2012	September 24, 2011
Number of shares of common stock repurchased	1,306,518	7,663,863
Total cost of repurchase	$45,842	$277,420

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

9. INCOME TAXES
The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Income from continuing operations before income taxes	28,395	24,541	103,541	100,008
Effective tax rate	21.2%	22.9%	23.3%	11.6%
Provision (benefit) for income taxes	6,011	5,630	24,140	11,564
Our overall effective tax rate was 21.2% in the third quarter of 2012 and 22.9% in the third quarter of 2011. The change was primarily attributable to a tax benefit recorded in the third quarter of 2012 of $1,226 from the settlement of a Canadian tax controversy related to Scientific Research and Experimental Development (SR&ED) credits claimed in 2003 and 2004 and adjustments to the uncertain tax position related to the Canadian SR&ED credits claimed during open years. We also recognized a benefit of $256 during the third quarter of 2012 due to remeasurement of our deferred taxes for the decline in statutory tax rate in the United Kingdom. The effective tax rate for the third quarter of 2011 reflects benefits of $1,366 due to the settlement of a German tax audit and $486 due to remeasurement of our deferred taxes for the decline in the statutory tax rate in the United Kingdom. These benefits are partially offset by a detriment reflected in the third quarter of 2011 of $747 for a provision to return adjustment in the United States primarily related to the cost of 2010 repatriation.
The effective tax rate for the nine months ended September 29, 2012 reflects an unbenefitted capital loss of $712 on the sale of auction rate securities recorded in the first quarter of 2012. Additionally, the effective tax rate for the nine months ended September 24, 2011 reflects an $11,111 tax benefit recorded in the first quarter of 2011 associated with a tax loss incurred with the disposition of the Company's Phase I clinical business and the receipt of a $7,710 tax exempt gain on the settlement of a life insurance policy received in the second quarter of 2011.

In accordance with Canadian Federal tax law, we claim SR&ED credits on qualified research and development costs incurred by our preclinical services facility in Canada in the performance of projects for non-Canadian clients. Additionally, in accordance with the tax law of the United Kingdom, we claim enhanced deductions related to qualified research and development costs incurred by our preclinical services facility in Scotland, in the performance of certain client contracts.
During the fourth quarter of 2010, we took actions to divest our Phase 1 clinical business. We recorded in discontinued operations a deferred tax asset associated with the excess of the tax outside basis over the basis for financial reporting purposes of the Phase I clinical business. As of the fourth quarter of 2010, we determined that we did not meet the more-likely-than-not realization threshold for this deferred tax asset and we recorded a valuation allowance against it as part of discontinued operations. During the first quarter of 2011, we determined that the tax loss would more-likely-than-not be benefitted as a worthless stock deduction. As such, we released the valuation allowance recorded against the tax loss on the Phase I clinical business and recognized the benefit in continuing operations.
During the third quarter of 2012, our unrecognized tax benefits recorded decreased by $811 to $28,069 primarily due to the settlement of Canadian SR&ED controversies for years 2003 and 2004 partially offset by increases due to ongoing evaluation of uncertain tax positions in the current and prior periods and foreign exchange movement. The amount of unrecognized income tax benefits that would impact the effective tax rate favorably decreased by $1,260 to $21,776, primarily due to the Canadian SR&ED controversy settlement. The amount of accrued interest on unrecognized tax benefits increased by $194 to $1,739 in the third quarter of 2012 primarily due to the revaluation of current and prior period exposures.

We conduct business in a number of tax jurisdictions. As a result, we are subject to tax audits in jurisdictions including, but not limited to, the United States, the United Kingdom, Japan, France, Germany and Canada. We and certain of our subsidiaries are currently under audit by the Canadian Revenue Authority (CRA) and various state tax authorities. With few

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

exceptions, we are no longer subject to U.S. and international income tax examinations for years before 2005.
During the third quarter of 2012, we reached a settlement with the Canadian Department of Justice with respect to our appeal of the CRA's reassessments of our 2003 and 2004 SR&ED claims to the Tax Court of Canada. As agreed to in the settlement, the CRA issued final reassessments in the third quarter of 2012 and we filed a Notice of Discontinuance with the Tax Court of Canada concluding the controversy. In the third quarter, we recorded a benefit due to the settlement of $586, of which $248 is recorded in pretax profit and $338 is recorded in tax expense. Our SR&ED claims in 2005 and forward remain open to audit. The settlement agreement for 2003 and 2004 does not apply to these open years.  We believe that we have appropriately provided for these claims as well as all uncertain tax positions.

In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of the third quarter of 2012 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.
The tax expense (benefit) related to items of other comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Tax expense (benefit) related to foreign currency translation adjustment	(60)	456	(98)	835
Tax expense related to change in unrecognized pension gains, losses and prior service costs	216	116	799	276
Income tax expense related to items of other comprehensive income	$156	$572	$701	$1,111

10. EMPLOYEE BENEFITS
The following table provides the components of net periodic benefit cost for our defined benefit plans for the three month period ended:

	Pension Benefits		Supplemental Retirement Benefits
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Service cost	$922	$758	$160	$159
Interest cost	2,824	3,016	223	300
Expected return on plan assets	(3,459)	(3,407)	—	—
Amortization of prior service cost (credit)	(256)	(155)	165	125
Amortization of net loss (gain)	586	239	65	53
Net periodic benefit cost	617	451	613	637
Company contributions	$2,096	$1,100	$—	$—

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table provides the components of net periodic benefit cost for our defined benefit plans for the nine month period ended:

	Pension Benefits		Supplemental Retirement Benefits
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Service cost	2,880	2,279	480	477
Interest cost	8,445	9,056	669	901
Expected return on plan assets	(10,319)	(10,213)	—	—
Amortization of prior service cost (credit)	(566)	(466)	495	374
Amortization of net loss (gain)	1,756	693	195	158
Net periodic benefit cost	2,196	1,349	1,839	1,910
Company contributions	$10,104	$7,119	$—	$—

During 2012, we expect to contribute $13,868 to our defined benefit plans.

11. STOCK PLANS AND STOCK-BASED COMPENSATION
The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. The following table presents stock-based compensation included in our consolidated statement of income:

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Stock-based compensation expense included in:
Cost of sales	$1,271	$1,626	$3,995	$5,003
Selling and administration	3,970	3,945	11,833	11,916
Stock-based compensation, before income taxes	5,241	5,571	15,828	16,919
Provision for income taxes	(1,847)	(1,991)	(5,615)	(6,050)
Stock-based compensation, net of tax	$3,394	$3,580	$10,213	$10,869
The fair value of stock-based awards granted during the first nine months of 2012 and 2011 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	September 29, 2012	September 24, 2011
Expected life (in years)	4.5	4.2
Expected volatility	34.9%	33.4%
Risk-free interest rate	0.84%	2.22%
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$10.94	$11.35

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Stock Options
The following table summarizes stock option activities under our plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2011	6,081,263	$38.25
Options granted	590,675	$36.09
Options exercised	(436,611)	$28.18
Options canceled	(145,514)	$39.09
Options outstanding as of September 29, 2012	6,089,813	$38.74	3.39 years	$23,680
Options exercisable as of September 29, 2012	4,088,672	$39.80	2.53 years	$14,286
As of September 29, 2012, the unrecognized compensation cost related to 2,000,796 unvested stock options expected to vest was $14,723. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 28 months.
The total intrinsic value of options exercised during the three months ended September 29, 2012 and September 24, 2011 was $1,461 and $1,204, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price. The total intrinsic value of options exercised during the nine months ended September 29, 2012 and September 24, 2011 was $2,769 and $7,914, respectively. The total amount of cash received from the exercise of options during the nine months ended September 29, 2012 and September 24, 2011 was $12,304 and $20,574, respectively. The actual tax benefit realized for the tax deductions from option exercises during the nine months ended September 29, 2012 was $821. A charge of $10 was recorded in capital in excess of par value in the first nine months of 2012 for the excess of deferred tax assets over the actual tax benefits at option exercise. We settle stock option exercises with newly issued common shares.
Restricted Stock
Stock compensation expense associated with restricted common stock is charged for the market value on the date of grant, less estimated forfeitures, and is amortized over the awards' vesting period on a straight-line basis.
The following table summarizes the restricted stock activity for the nine months ended September 29, 2012 :

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	703,011	$35.70
Granted	541,820	36.10
Vested	(286,344)	35.96
Canceled	(16,614)	35.48
Outstanding as of September 29, 2012	941,873	$35.85
As of September 29, 2012, the unrecognized compensation cost related to shares of unvested restricted stock expected to vest was $24,221. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 33 months. The total fair value of restricted stock grants that vested during the three and nine months ended September 29, 2012 was $91 and $10,297, respectively. The total fair value of restricted stock grants that vested during the three and nine months ended September 24, 2011 was $122 and $10,985, respectively. The actual tax benefit realized for the tax deductions from restricted stock grants that vested during the nine months ended September 29, 2012 was $3,690.

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

13. BUSINESS SEGMENT INFORMATION
We report two business segments: Research Models and Services (RMS) and Preclinical Services (PCS). Our RMS segment includes sales of research models, genetically engineered models and services (GEMS), insourcing solutions (IS), research animal diagnostic services (RADS), discovery research services (DRS), Endotoxin and Microbial Detection (EMD) products and services (formerly in vitro), and avian vaccine products and services. Our PCS segment includes services required to take a drug through the development process, which include discovery research services (DRS), safety assessment and biopharmaceutical services.
The following table presents sales and other financial information by business segment.

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Research Models and Services
Net sales	$166,484	$171,471	$523,247	$523,005
Gross margin	65,902	70,514	224,364	222,660
Operating income	43,389	48,534	158,398	155,967
Depreciation and amortization	9,670	9,327	27,697	27,914
Capital expenditures	7,423	5,789	27,892	14,202
Preclinical Services
Net sales	$112,202	$106,108	$326,143	$328,680
Gross margin	27,358	22,202	76,693	79,014
Operating income	10,975	3,663	25,958	20,844
Depreciation and amortization	10,880	11,840	32,920	36,334
Capital expenditures	2,819	2,433	5,903	7,470
A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Total segment operating income	$54,364	$52,197	$184,356	$176,811
Unallocated corporate overhead	(16,682)	(15,103)	(53,660)	(44,152)
Consolidated operating income	$37,682	$37,094	$130,696	$132,659

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Net sales for each significant service area are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Research models	$79,552	$86,386	$260,692	$269,976
Research model services	53,586	54,539	163,892	161,936
Other products	33,346	30,546	98,663	91,093
Research Models and Services	166,484	171,471	523,247	523,005
Preclinical Services	112,202	106,108	326,143	328,680
Total sales	$278,686	$277,579	$849,390	$851,685
A summary of unallocated corporate overhead consists of the following:

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Stock-based compensation expense	$2,827	$2,825	$8,512	$8,339
U.S. retirement plans	1,276	501	3,662	2,613
Audit, tax and related expense	842	855	2,133	2,115
Salary and bonus	4,813	3,187	14,602	12,522
Global IT	3,285	3,089	9,501	9,623
Employee health, long-term disability and fringe benefit expense	(2,248)	(2,307)	(1,395)	7
Consulting and professional services	1,061	2,628	3,581	6,160
Depreciation expense	1,554	1,569	4,693	4,743
Life insurance death benefit gain	—	—	—	(7,710)
Other general unallocated corporate expenses	3,272	2,756	8,371	5,740
Total unallocated corporate overhead costs	$16,682	$15,103	$53,660	$44,152
Other general unallocated corporate expenses consist of various departmental costs including those associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury and investor relations.

14. DISCONTINUED OPERATIONS
On March 28, 2011, we disposed of our Phase I clinical business for a nominal amount. As part of the disposition we remained the guarantor of the Phase I facility lease. During the second quarter of 2011, we recognized the value of the guarantee net of the buyer's related indemnity as a liability of $2,994, which we are accreting ratably over the remaining term of the lease. The facility lease runs through January 2021 with remaining lease payments totaling $13,632 as of September 29, 2012. The consolidated financial statements have been reclassified to segregate, as discontinued operations, the assets and liabilities, operating results and cash flows, of the businesses being discontinued for all periods presented.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Operating results from discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Net sales	$—	$—	$—	$2,122
Income (loss) from operations of discontinued businesses, before income taxes	49	24	221	(8,129)
Provision (benefit) for income taxes	231	42	284	(2,434)
Income (loss) from operations of discontinued businesses, net of taxes	$(182)	$(18)	$(63)	$(5,695)
Assets and liabilities of discontinued operations at September 29, 2012 and December 31, 2011 consisted of the following:

	September 29, 2012	December 31, 2011
Current assets	$109	$107
Long-term assets	903	986
Total assets	$1,012	$1,093
Current liabilities	$1,092	$1,165
Long-term liabilities	2,311	2,522
Total liabilities	$3,403	$3,687
Current assets and non-current assets include a short-term and long-term deferred tax asset related to lease guarantee. Current and long-term liabilities consist of the carrying value of the lease guarantee and accrued expenses.

15. BUSINESS ACQUISITIONS

In August 2012, we acquired Accugenix Inc. (Accugenix), for $18,434 in cash, subject to adjustments. Accugenix is a global provider of cGMP-compliant contract microbial identification testing. The acquisition strengthens our EMD portfolio of products and services by providing state-of-the-art microbial detection services for the biotechnology, pharmaceutical, and medical device manufacturing industries. Accugenix is based in the U.S. and is included in our RMS reportable business segment.

The preliminary purchase price allocation, net of $1,532 of cash acquired is as follows:

Current assets (excluding cash)	$2,189
Property, plant and equipment	549
Current liabilities	(1,084)
Long term liabilities	(3,572)
Goodwill and other finite-lived intangible assets	18,820
Total purchase price allocation	$16,902

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The preliminary breakout of goodwill and finite-lived intangible assets acquired are as follows:

		Weighted average amortization life (in years)
Client relationships	$1,600	13
Proprietary database	3,900	11
Standard operating procedures	2,500	4
Trademarks and trade names	300	12
Goodwill	$10,520
Total goodwill and other intangible assets	$18,820

The finite-lived intangibles are largely attributed to a proprietary database of thousands of species of organisms and the methods and technology to provide accurate, timely and cost-effective microbial identification services. The goodwill resulting from the transaction is primarily attributed to the potential for growth of the Company's global EMD products and services business through the increased competitive advantage and market penetration provided by the services offered by Accugenix. The goodwill is not deductible for tax purposes.

16. SUBSEQUENT EVENTS

In October 2012, we entered into an agreement to acquire a 75% majority ownership interest of Vital River, a commercial provider of research models and related services in China, for approximately $27,000 in cash, subject to certain closing adjustments. The acquisition is expected to close in the first quarter of 2013 subject to customary closing conditions, including regulatory approvals.

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
Large pharmaceutical and biotechnology companies have been undergoing significant change for the last few years as they endeavor to improve the productivity of their drug development pipelines, and at the same time, streamline their infrastructures in order to improve efficiency and reduce operating costs. Our clients' efforts have had an unfavorable impact on our operations as a result of: measured research and development spending by major pharmaceutical and biotechnology companies; delays in customer decisions and commitments; tight cost constraints and the resultant pricing pressure, particularly in view of excess capacity in the contract research industry; a focus on late-stage clinical testing as customers accelerate their efforts to bring drugs to market in the face of expiration of patents on branded drugs; decreased funding for biopharmaceutical companies; and the impact of healthcare reform initiatives. In addition, consolidation in the pharmaceutical and biotechnology industry has affected demand for our products and services. All of these ongoing factors continue to contribute to demand uncertainty and are expected to impact future sales.
Over the last year, our market for goods and services appears to have continued to stabilize. As part of our clients' efforts to improve pipeline productivity, pharmaceutical and biotechnology companies are emphasizing efficacy testing in order to eliminate therapies from the pipeline earlier in the drug development process. This trend is visible in increasing demand for our non-GLP in vivo pharmacology and drug metabolism and pharmacokinetics services. We continue to anticipate that our clients will reduce their internal capacity through closure of underutilized facilities and increase their use of these outsourced services in the future, because utilizing outsourced services enables them to create a flexible drug development model which improves operating efficiency and reduces costs.
As our clients focus on strategic outsourcing, our scientific expertise, operating efficiency, informational technology platforms and our ability to meet each client's individual needs strongly positions us to compete for business. We continue to formalize the expansion of our strategic relationships with our clients. During the third quarter, AstraZeneca selected us as its preferred strategic partner for outsourced regulated safety assessment and development DMPK (drug metabolism and pharmacokinetics) for a three-year period. We won this partnership in a highly competitive marketplace because of our broad portfolio of products and services, scientific expertise and ability to develop a customized in vivo biology program to support our client's drug development efforts. Price was a factor in the bid but we believe our scientific expertise was a key criterion. This is our second significant strategic client agreement with a global pharmaceutical company.  Last year, we signed a large, five-year agreement with a leading global pharmaceutical company to become the client's primary in vivo biology partner.  We continue to make progress and build momentum on our strategic relationships with our clients. Additionally, in the fourth quarter we were awarded a partnership with BIOCOM in which we were named the premier supplier of research models for this Southern California purchasing consortium.
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
We continue to focus on our four key initiatives designed to allow us to drive profitable growth and to maximize value for shareholders, and thus better position ourselves to operate successfully in the current and future business environment. These four initiatives are:

•
Improving the consolidated operating margin. We continue to aggressively manage our cost structure and drive operating efficiencies, which are expected to generate improvement in our operating margins. We have already implemented significant actions to reduce costs during the last two years to manage challenging industry-wide preclinical market conditions. During the first nine months of 2012, we continued to selectively adjust our cost structure by headcount reductions and other cost initiatives including the consolidation of certain RMS production facilities commencing during the third quarter of 2012.

•
Improving free cash flow generation. We believe we have adequate capacity to support revenue growth in both business segments without significant additional investment for expansion. Capital expenditures were $33.8 million in the first nine months of 2012 and we expect capital expenditures to be approximately $50.0 million for this year.

•
Disciplined investment in growth businesses. We continue to maintain a disciplined focus on deployment of capital, investing in those areas of our existing business which will generate the greatest sales growth and profitability, such as Genetically Engineered Models and Services (GEMS), Research Animal Diagnostic Services (RADS), Discovery Research Services (DRS) and Endotoxin and Microbial Detection (EMD, formerly In Vitro) products and services. During the third quarter we acquired Accugenix, Inc., a global provider of cGMP-compliant contract microbial identification testing, which strengthens our EMD portfolio of products and services by providing clients with state-of-the-art microbial detection services for manufacturing in the biopharmaceutical, medical device, nutraceutical and consumer care industries. In addition, during the third quarter we opened a new biomedical diagnostic testing facility in Wilmington, Massachusetts. The state-of-the-art, 60,000-square-foot R&D services facility expands our diagnostic capabilities for research model health monitoring, clinical chemistry, hematology, biomarker assay development and immunoassay services.

•
Returning value to shareholders. We are repurchasing our stock with the intent to drive immediate shareholder value and earnings per share accretion. During the first nine months of 2012 and 2011, we repurchased 1.3 million and 7.7 million shares, respectively. Our weighted average shares outstanding for the third quarter of 2012 have decreased to 48.1 million shares from 50.5 million shares for the third quarter of 2011.

Total net sales during the third quarter of 2012 were $278.7 million, an increase of 0.4% over the same period last year. The sales increase was due primarily to Preclinical Services (PCS), partially offset by the effect of foreign currency translation which had a negative impact on sales of 3.2%. On a segment basis, sales increased in the Preclinical Services (PCS) segment due mainly to increased demand for safety assessment services, but declined in the Research Models and Services (RMS) segment due primarily to foreign currency translation. Our gross margin increased to 33.5% of net sales for the third quarter of 2012 compared to 33.4% of net sales for the third quarter of 2011. Our operating income was $37.7 million for the third quarter of 2012 compared to operating income of $37.1 million for the third quarter of 2011, an increase of 1.6% due primarily to impact of increased PCS sales. Operating margin was 13.5% for the third quarter of 2012, compared to 13.4% for the third quarter of 2011.
Our net income attributable to common shareholders was $22.0 million for the three months ended September 29, 2012 compared to $18.8 million for the three months ended September 24, 2011. Diluted earnings per share for the third quarter of 2012 was $0.46 compared to diluted earnings per share of $0.37 for the third quarter of 2011.
Total net sales during the nine months ended September 29, 2012 were $849.4 million, a decrease of 0.3% over the same period last year. The sales decrease was due primarily to the effect of foreign currency translation, which had a negative impact on sales of 2.4%. Our gross margin was flat at 35.4% of net sales for the nine months ended September 29, 2012 compared to the nine months ended September 24, 2011. Our operating income was $130.7 million for the nine months ended September 29, 2012 compared to operating income of $132.7 million for the nine months ended September 24, 2011, a decrease of 1.5% due to a prior year insurance gain of $7.7 million. Operating margin was 15.4% for the nine months ended September 29, 2012, compared to 15.6% for the nine months ended September 24, 2011.
Our net income attributable to common shareholders was $78.9 million for the nine months ended September 29, 2012 compared to $82.5 million for the nine months ended September 24, 2011. Diluted earnings per share for the nine months ended September 29, 2012 was $1.63 compared to diluted earnings per share of $1.58 for the nine months ended September 24, 2011.
We report two segments: Research Models and Services (RMS) and Preclinical Services (PCS), which reflects the manner in which our operating units are managed.
Our RMS segment, which represented 59.7% of net sales in the third quarter of 2012, includes three categories: production of research models, Research Model Services, and Other Products. Research Model Services include four business units: Genetically Engineered Models and Services (GEMS), Research Animal Diagnostics (RADS), Discovery Research

Services (DRS), and Insourcing Solutions (IS). Other Products includes our Endotoxin and Microbial Detection (EMD) and Avian Vaccine Services businesses. Net sales for the RMS segment decreased 2.9% compared to the third quarter of 2011, primarily driven by the effect of foreign currency translation which had a negative impact on sales of 4.1%. The gross margin percentage was 39.6% compared to 41.1% in the prior year. The operating margin percentage decreased to 26.1% from 28.3% last year.
Our PCS segment, which represented 40.3% of net sales in the third quarter of 2012, includes services required to take a drug through the development process including discovery support, safety assessment and biopharmaceutical services. Sales for this segment increased 5.7% from the third quarter of 2011 due mainly to increased demand for safety assessment services, partially offset by the impact of foreign currency translation which reduced the sales growth rate by 1.8%. We experienced an increase in the PCS gross margin to 24.4% from 20.9% in the third quarter of 2011, primarily attributable to the impact of the increased sales. The operating margin for the third quarter of 2012 was 9.8%, compared to 3.5% in the third quarter of 2011.
Three Months Ended September 29, 2012 Compared to the Three Months Ended September 24, 2011
Net Sales. Net sales for the three months ended September 29, 2012 were $278.7 million, an increase of $1.1 million, or 0.4%, from $277.6 million for the three months ended September 24, 2011 due primarily to increased sales for PCS partially offset by unfavorable foreign currency translation of 3.2%.
Research Models and Services. For the three months ended September 29, 2012, net sales for our RMS segment were $166.5 million, a decrease of $5.0 million, or 2.9%, from $171.5 million for the three months ended September 24, 2011, due primarily to the effect of unfavorable foreign currency translation which decreased sales by 4.1% partially offset by Other Product sales, which include our Avian and Endotoxin and Microbial Detection (EMD) businesses.
Preclinical Services. For the three months ended September 29, 2012, net sales for our PCS segment were $112.2 million, an increase of $6.1 million, or 5.7%, from $106.1 million for the three months ended September 24, 2011. The sales increase was driven by increased demand for safety assessment services, partially offset by unfavorable foreign currency translation of 1.8%.
Cost of Products Sold and Services Provided. Cost of products sold and services provided during the third quarter of 2012 was $185.4 million, an increase of $0.5 million, or 0.3%, from $184.9 million during the third quarter of 2011. Cost of products sold and services provided during the three months ended September 29, 2012 was 66.5% of net sales, compared to 66.6% during the three months ended September 24, 2011.
Research Models and Services. Cost of products sold and services provided for RMS during the third quarter of 2012 was $100.6 million, a decrease of $0.4 million, or 0.4%, compared to $101.0 million in 2011. Cost of products sold and services provided for the three months ended September 29, 2012 was 60.4% of net sales compared to 58.9% of net sales for 2011.
Preclinical Services. Cost of services provided for the PCS segment in the third quarter of 2012 was $84.8 million, an increase of $0.9 million, compared to $83.9 million in the third quarter of 2011. Cost of services provided as a percentage of net sales was 75.6% during the three months ended September 29, 2012, compared to 79.1% for the three months ended September 24, 2011. The decrease in cost of services provided as a percentage of net sales was primarily attributable to the impact of the increased capacity utilization, cost savings actions and the impact of higher sales.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 29, 2012 were $51.0 million, an increase of $0.7 million, or 1.4%, from $50.3 million for the three months ended September 24, 2011. Selling, general and administrative expenses in the third quarter of 2012 were 18.3% of net sales compared to 18.1% for the third quarter of 2011.
Research Models and Services. Selling, general and administrative expenses for RMS for the third quarter of 2012 were $20.9 million, an increase of $0.5 million, or 2.5%, compared to $20.4 million in 2011. Selling, general and administrative expenses increased as a percentage of sales to 12.6% for the three months ended September 29, 2012 from 11.9% for the three months ended September 24, 2011 due mainly to impairment charges related to the consolidation of facilities in Europe, partially offset by cost savings actions.
Preclinical Services. Selling, general and administrative expenses for the PCS segment for the third quarter of 2012 were $13.5 million, an decrease of $1.3 million, or 9.3%, compared to $14.8 million during the third quarter of 2011. Selling, general and administrative expenses for the three months ended September 29, 2012 decreased to 12.0% of net sales, compared to 14.0% of net sales for the three months ended September 24, 2011, due mainly to cost savings actions and expense control.

Unallocated Corporate Overhead. Unallocated corporate overhead, which consists of various costs primarily associated with activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions, was $16.7 million during the three months ended September 29, 2012, compared to $15.1 million during the three months ended September 24, 2011. The increase was primarily due to increased compensation and fringe related costs.
Amortization of Other Intangibles. Amortization of other intangibles for the three months ended September 29, 2012 was $4.5 million, a decrease of $0.8, from $5.3 million for the three months ended September 24, 2011. Amortization expense decreased as a percentage of sales to 1.6% for the three months ended September 29, 2012, from 1.9% for the three months ended September 24, 2011.
Research Models and Services. In the third quarter of 2012, amortization of other intangibles for our RMS segment was $1.6 million which is flat compared to the third quarter of 2011.
Preclinical Services. For the three months ended September 29, 2012, amortization of other intangibles for our PCS segment was $2.9 million, a decrease of $0.8 million from $3.7 million for the three months ended September 24, 2011.
Operating Income. Operating income for the three months ended September 29, 2012 was $37.7 million, an increase of $0.6 million compared to operating income of $37.1 million for the three months ended September 24, 2011. Operating income as a percentage of net sales for the three months ended September 29, 2012 was 13.5% compared to 13.4% for the three months ended September 24, 2011.
Research Models and Services. For the three months ended September 29, 2012, operating income for our RMS segment was $43.4 million, a decrease of $5.1 million, or 10.6%, from $48.5 million for the three months ended September 24, 2011. Operating income as a percentage of net sales for the three months ended September 29, 2012 was 26.1%, compared to 28.3% for the three months ended September 24, 2011. The decrease in operating income as a percentage of net sales was primarily due to the impact of our fixed costs with lower sales.
Preclinical Services. For the three months ended September 29, 2012, operating income for our PCS segment was $11.0 million, an increase of $7.3 million compared to $3.7 million for the three months ended September 24, 2011. Operating income as a percentage of net sales increased to 9.8% compared to 3.5% of net sales in the three months ended September 24, 2011. The increase in operating income as a percentage of net sales was primarily due to increased sales and the lower amortization expense.
Unallocated Corporate Overhead. Unallocated corporate overhead was $16.7 million during the three months ended September 29, 2012, compared to $15.1 million during the three months ended September 24, 2011. The increase was primarily due to increased compensation and fringe related costs.
Interest Expense. Interest expense for the third quarter of 2012 was $8.5 million, compared to $11.9 million for the third quarter of 2011. The decrease was due mainly to decreased debt balances and lower interest rates.
Interest Income. Interest income for the third quarter of 2012 was $0.1 million, compared to $0.1 million for the third quarter of 2011 due to lower cash balances and lower interest rates on invested funds.
Income Taxes. Income tax expense for the three months ended September 29, 2012 was $6.0 million, an increase of $0.4 million compared to income tax expense of $5.6 million for the three months ended September 24, 2011. Our effective tax rate was 21.2% for the three months ended September 29, 2012 compared to 22.9% for the three months ended September 24, 2011. The decrease of 1.7% in the effective tax rate for the three months ended September 29, 2012 was primarily attributable to a tax detriment of $0.7 million recorded in the three months ended September 24, 2011 for a provision to return adjustment in the United States primarily due to the cost of 2010 repatriation. Additionally, the effective tax rate for the three months ended September 24, 2011 reflects tax benefits from the German audit settlement of $1.4 million and a decline in the statutory tax rate in the United Kingdom of $0.5 million. The effective tax rate for the three months ended September 29, 2012 reflects tax benefits from the settlement of the Canadian tax controversy of $1.2 million and a decline in the statutory tax rate in the United Kingdom of $0.3 million.
Net Income Attributable to Common Shareowners. Net income attributable to common shareowners for the three months ended September 29, 2012 was $22.0 million compared to $18.8 million for the three months ended September 24, 2011.

Nine Months Ended September 29, 2012 Compared to the Nine Months Ended September 24, 2011
Net Sales. Net sales for the nine months ended September 29, 2012 were $849.4 million, a decrease of $2.3 million, or 0.3%, from $851.7 million for the nine months ended September 24, 2011, due primarily to impact of unfavorable foreign currency translation of 2.4% .
Research Models and Services. For the nine months ended September 29, 2012, net sales for our RMS segment were $523.2 million, an increase of $0.2 million, or 0.0%, from $523.0 million for the nine months ended September 24, 2011, due primarily to higher Other Product sales, which include our Avian and EMD businesses, as well as Research Model Services. The effect of unfavorable foreign currency translation decreased sales by 2.9%.
Preclinical Services. For the nine months ended September 29, 2012, net sales for our PCS segment were $326.1 million, a decrease of $2.6 million, or 0.8%, from $328.7 million for the nine months ended September 24, 2011. The sales decrease was driven by unfavorable sales mix with a greater proportion of non-GLP discovery services as well as lower sales of biopharmaceutical services combined with unfavorable foreign currency translation of 1.6%.
Cost of Products Sold and Services Provided. Cost of products sold and services provided during the nine months ended September 29, 2012 was $548.3 million, a decrease of $1.7 million, or 0.3%, from $550.0 million during the nine months ended September 24, 2011. Cost of products sold and services provided during the nine months ended September 29, 2012 was flat at 64.6% of net sales, compared to 64.6% during the nine months ended September 24, 2011.
Research Models and Services. Cost of products sold and services provided for RMS during the nine months ended September 29, 2012 was $298.9 million, a decrease of $1.4 million, or 0.5%, compared to $300.3 million in 2011. Cost of products sold and services provided for the nine months ended September 29, 2012 decreased to 57.1% of net sales compared to 57.4% of net sales for 2011. The decrease in cost as a percentage of sales was primarily due to the impact of sales and our cost savings actions.
Preclinical Services. Cost of services provided for the PCS segment during the nine months ended September 29, 2012 was $249.5 million, a decrease of $0.2 million, compared to $249.7 million during the nine months ended September 24, 2011. Cost of services provided as a percentage of net sales was 76.5% during the nine months ended September 29, 2012, compared to 76.0% for the nine months ended September 24, 2011. The increase in cost of services provided as a percentage of net sales was primarily due to the impact of lower sales on our fixed cost base and the transfer of client protocols under an expanded preferred provider agreement with a global pharmaceutical client.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 29, 2012 were $156.9 million, an increase of $4.3 million, or 2.8%, from $152.6 million for the nine months ended September 24, 2011. Selling, general and administrative expenses the nine months ended September 29, 2012 were 18.5% of net sales compared to 17.9% for the nine months ended September 24, 2011.
Research Models and Services. Selling, general and administrative expenses for RMS for the nine months ended September 29, 2012 were $61.4 million, a decrease of 0.3 million, or 0.4%, compared to $61.7 million in the nine months ended September 24, 2011. Selling, general and administrative expenses decreased as a percentage of sales to 11.7% for the nine months ended September 29, 2012 from 11.8% for the nine months ended September 24, 2011. The decrease in selling, general and administrative expenses as a percent of sales was primarily due to cost savings actions and an insurance settlement related to our Japan operations.
Preclinical Services. Selling, general and administrative expenses for the PCS segment for the nine months ended September 29, 2012 were $41.8 million, a decrease of $4.9 million, or 10.4%, compared to $46.7 million during the nine months ended September 24, 2011. Selling, general and administrative expenses for the nine months ended September 29, 2012 decreased to 12.8% of net sales, compared to 14.2% of net sales for the nine months ended September 24, 2011, due mainly to cost savings actions and expense control.
Unallocated Corporate Overhead. Unallocated corporate overhead, which consists of various costs primarily associated with activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions, was $53.7 million during the nine months ended September 29, 2012, compared to $44.2 million during the nine months ended September 24, 2011. The increase was primarily due to the one-time effect of a prior year insurance gain of $7.7 million.

Amortization of Other Intangibles. Amortization of other intangibles for the nine months ended September 29, 2012 was $13.4 million, a decrease of $3.1 million, from $16.5 million for the nine months ended September 24, 2011. Amortization expense decreased as a percentage of sales to 1.6% for the nine months ended September 29, 2012, from 1.9% for the nine months ended September 24, 2011.
Research Models and Services. In the nine months ended September 29, 2012, amortization of other intangibles for our RMS segment was $4.5 million, a decrease of $0.5 million from $5.0 million in the nine months ended September 24, 2011.
Preclinical Services. For the nine months ended September 29, 2012, amortization of other intangibles for our PCS segment was $8.9 million, a decrease of $2.6 million from $11.5 million for the nine months ended September 24, 2011.
Operating Income. Operating income for the nine months ended September 29, 2012 was $130.7 million, a decrease of $2.0 million compared to operating income of $132.7 million for the nine months ended September 24, 2011. Operating income as a percentage of net sales for the nine months ended September 29, 2012 was 15.4% compared to 15.6% for the nine months ended September 24, 2011.
Research Models and Services. For the nine months ended September 29, 2012, operating income for our RMS segment was $158.4 million, an increase of $2.4 million, or 1.6%, from $156.0 million in the nine months ended September 24, 2011. Operating income as a percentage of net sales for the nine months ended September 29, 2012 was 30.3%, compared to 29.8% for the nine months ended September 24, 2011. The increase in operating income as a percentage of net sales was primarily due to higher sales and cost-savings actions.
Preclinical Services. For the nine months ended September 29, 2012, operating income for our PCS segment was $26.0 million, an increase of $5.2 million compared to $20.8 million for the nine months ended September 24, 2011. Operating income as a percentage of net sales increased to 8.0% compared to 6.3% of net sales in the nine months ended September 24, 2011. The increase in operating income as a percentage of net sales was primarily due to cost-savings actions
Unallocated Corporate Overhead. Unallocated corporate overhead was $53.7 million during the nine months ended September 29, 2012, compared to $44.2 million during the nine months ended September 24, 2011. The increase was primarily due to prior year insurance gain of $7.7 million.
Interest Expense. Interest expense for the nine months ended September 29, 2012 was $25.0 million, compared to $32.6 million in the nine months ended September 24, 2011. The decrease was due mainly to decreased debt balances and lower interest rates.
Interest Income. Interest income for the nine months ended September 29, 2012 was $0.5 million, compared to $1.1 million for the nine months ended September 24, 2011 due to lower cash balances and lower interest rates on invested funds.
Income Taxes. Income tax expense for the nine months ended September 29, 2012 was $24.1 million, an increase of $12.5 million compared to income tax expense of $11.6 million for the nine months ended September 24, 2011. Our effective tax rate was 23.3% for the nine months ended September 29, 2012 compared to 11.6% for the nine months ended September 24, 2011. The increase in the effective tax rate for the nine months ended September 29, 2012 was primarily due to an $11.1 million tax benefit recorded in the first quarter of 2011 associated with a tax loss incurred from the disposition of our Phase I clinical business and the receipt of a $7.7 million tax exempt gain on the settlement of a life insurance policy recorded in the second quarter of 2011. Additionally, the effective tax rate in the first nine months of 2012 includes an unbenefitted capital loss of $0.7 million on the sale of our auction rate securities recorded in the first quarter of 2012.
Net Income Attributable to Common Shareowners. Net income attributable to common shareowners for the nine months ended September 29, 2012 was $78.9 million compared to $82.5 million for the nine months ended September 24, 2011.
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
The credit agreement includes certain customary representations and warranties, events of default, notices of material adverse changes to our business and negative and affirmative covenants. As of September 29, 2012, we were compliant with all financial covenants specified in the credit agreement. We had $4.3 million outstanding under letters of credit as of September 29, 2012.
Our debt also includes $350.0 million of 2.25% Senior Convertible Debentures (2013 Notes) due June 2013. At September 29, 2012, the fair value of our outstanding 2013 Notes was approximately $353.9 million based on their quoted market value and no conversion triggers were met. Upon maturity, we will settle the principal balance of the 2013 Notes in cash and any additional amount due to the conversion feature in cash or shares. We intend to utilize the existing capacity of our credit agreement, our existing cash and marketable securities as well as evaluate other financing alternatives to meet the cash requirement at maturity in June 2013. We classified $237.6 million of our 2013 Notes as long term debt, which represents the amount we expect to settle by utilizing the existing capacity expected to be available on our current revolving credit facility when the 2013 Notes mature.
In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of the third quarter of 2012 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.
For the nine months ended September 29, 2012, we repurchased 1,306,518 shares of common stock for $45.8 million primarily through open market purchases made in reliance on Rule 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.
As of September 29, 2012, we had $6.4 million in time deposits classified as marketable securities. During the nine months ended September 29, 2012, we sold our auction rate securities for $11.3 million in cash and recorded a realized loss of $0.7 million, which is included in other income (expense). The September 29, 2012 balance of marketable securities was comprised of $6.4 million held by non-U.S. subsidiaries.
Cash and cash equivalents totaled $83.2 million at September 29, 2012, compared to $68.9 million at December 31, 2011. At September 29, 2012, the $83.2 million of cash and cash equivalents was comprised of $7.3 million held in the United States and $75.9 million held by non-U.S. subsidiaries. At December 31, 2011, the $68.9 million was comprised of $0.4 million held in the United States and $68.5 million held by non-U.S. subsidiaries. We are a net borrower and closely manage our cash to keep balances low. We were able to maintain liquidity by having the ability to borrow on our revolving line of credit.
Net cash provided by operating activities for the nine months ended September 29, 2012 and September 24, 2011 was $143.7 million and $134.9 million, respectively. The increase in cash provided by operations was primarily due to income taxes. The tax benefit related to the disposition of our Phase I clinical business, which increased net income in 2011, will be realized in cash in the future. Our days sales outstanding (DSO) increased to 52 days as of September 29, 2012, compared to 48 days as of December 31, 2011 and 50 days as of September 24, 2011. Our DSO includes deferred revenue as an offset to accounts receivable in the calculation. Our net cash provided by operating activities will be impacted by future timing of client payments for products and services as evidenced in our DSO. A one-day increase or decrease in our DSO represents a change of approximately  $3.1 million of cash provided by operating activities. Our allowance for doubtful accounts was $3.9 million as of September 29, 2012, compared to $4.0 million as of December 31, 2011.
Net cash used in investing activities for the nine months ended September 29, 2012 and September 24, 2011 was $35.2 million and $12.0 million, respectively. Our capital expenditures during the nine months ended September 29, 2012were $33.8 million, of which $27.9 million was related to RMS and $5.9 million to PCS. For 2012, we project capital expenditures to be approximately $50.0 million. We anticipate that future capital expenditures will be funded by operating activities, marketable securities and existing credit facilities. For the nine months ended September 29, 2012 and September 24, 2011, we sold $23.5 million and $27.8 million of marketable securities, respectively. During the third quarter of 2012 we paid $16.9 million, net of cash acquired, related to the acquisition of Accugenix. In addition, we entered into an agreement to acquire a 75% majority ownership interest of Vital River for approximately $27 million in cash. The acquisition is expected to close in the first quarter of 2013, subject to customary closing conditions, including regulatory approvals.

Net cash used in financing activities for the nine months ended September 29, 2012 and September 24, 2011 was $93.0 million and $215.8 million, respectively. Proceeds from long-term debt were $53.1 million and $235.8 million for the nine months ended September 29, 2012 and September 24, 2011, respectively. Payments on long-term debt and revolving credit agreements were $112.7 million and $214.3 million for the nine months ended September 29, 2012 and September 24, 2011, respectively. For the nine months ended September 29, 2012 and September 24, 2011, we paid $45.8 million and $255.6 million, respectively, for the purchase of treasury stock acquired through open market purchases and the accelerated share repurchase program in 2011.
Off-Balance Sheet Arrangements
The conversion features of our 2013 Notes are equity-linked derivatives. As such, we recognize these instruments as off-balance sheet arrangements. Because the conversion features associated with these notes are indexed to our common stock and classified in stockholders' equity, these instruments are not accounted for as derivatives.
Recent Accounting Pronouncements
In July 2012, the FASB issued an accounting standard update that amended the rules related to testing indefinite-lived intangible assets. The amendment is intended to reduce the cost and complexity of the annual impairment test of these intangible assets. The amendment is effective for impairment tests performed for fiscal years beginning after September 15, 2012. The amendment is not expected to have a material impact on our financial statements.

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
        Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $6.5 million on a pre-tax basis. The book value of our debt approximates fair value.
        We issued $350.0 million of the 2013 Notes in a private placement in the second quarter of 2006. The 2013 Notes bear an interest rate of 2.25%. The fair market value of the outstanding notes was approximately $353.9 million on September 29, 2012.
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
        During the first nine months of 2012, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on client transactions and certain balance sheet items, including intercompany loans. The foreign currency contract outstanding as of September 29, 2012 is a non-designated hedge, and is marked to market with changes in fair value recorded to other income (expense).

Item 4.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934 (Exchange Act), the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of September 29, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in Internal Controls
There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 29, 2012 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the our purchases of shares of our common stock during the quarter ended September 29, 2012.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2012 to July 28, 2012	113,621	$33.00	113,592	$84,713
July 29, 2012 to August 25, 2012	131,388	$36.27	131,388	$79,948
August 26, 2012 to September 29, 2012	170,998	$37.95	170,998	$73,458
Total:	416,007		415,978

On July 29, 2010, our Board of Directors authorized a $500.0 million stock repurchase program. Our Board of Directors increased the stock repurchase authorization by $250.0 million to $750.0 million on October 20, 2010.
During the third quarter of 2012, we repurchased 415,978 shares of common stock for $15.0 million under our Rule 10b5-1 and 10b5-18 Purchase Plan and in open market trading.
Additionally, the Company's Incentive Plans permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, during the quarter ended September 29, 2012, we acquired 749 shares for a nominal amount as a result of such withholdings.

Item 6.    Exhibits
(a) Exhibits
31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed herewith.
31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed herewith.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act. Filed herewith.

101
The following materials from the Form 10-Q for the year period ended September 29, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income , (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) related notes to these Unaudited, Condensed Consolidated Interim Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
November 1, 2012	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

November 1, 2012	/s/ THOMAS F. ACKERMAN
Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer and Principal Accounting Officer