Form 10-K
period 2012-12-29
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2013-02-27
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2012
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On June 30, 2012, the aggregate market value of the Registrant's voting common stock held by non-affiliates of the Registrant was approximately $1,558,792,774. As of February 15, 2013, there were 48,182,352 shares of the Registrant's common stock outstanding, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders scheduled to be held on May 7, 2013, which will be filed with the Securities and Exchange Commission not later than 120 days after December 29, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2013 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business

General
This Annual Report on Form 10-K contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on our current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: the pursuit of our initiatives to optimize returns for stockholders, including efforts to improve our operating margins, improve free cash flow, invest in growth businesses and return value to shareholders; goodwill and asset impairments still under review; future demand for drug discovery and development products and services, and in particular non-regulated discovery, including the outsourcing of these services and spending trends by our clients; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with leading pharmaceutical companies and opportunities for future similar arrangements; changes in the composition or level of our revenues; our cost structure; the impact of acquisitions and dispositions; our expectations with respect to sales growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure); changes in our expectations regarding future stock option, restricted stock, and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our cash flow and liquidity. In addition, these statements include the impact of economic and market conditions on our clients; the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis and the ability of Charles River to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K under the section entitled “Our Strategy,” the section entitled “Risks Related to Our Business and Industry,” the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

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
The development of new drugs requires the steadily increasing investment of time and money. Various studies and reports estimate that it takes between 10-15 years, up to $2.0 billion, and exploration of more than 10,000 drug compounds to produce a single FDA-approved drug. We are positioned to leverage our core competency in in vivo biology in an efficient and cost-effective way to aid our clients in bringing their drugs to market faster. Our clients reduce their costs, increase their speed and improve their productivity and effectiveness in early-stage discovery and development by using our broad portfolio of products and services.
For over 65 years, we have been in the business of providing the research models required in research and development of new drugs, devices and therapies. Over this time, we have built upon our core competency of in vivo biology to develop a diverse and expanding portfolio of products and services. Our client base includes global pharmaceutical companies, biotechnology companies, government agencies, and leading hospitals and academic institutions around the world. We currently operate approximately 65 facilities in 15 countries worldwide. Our products and services, supported by our global infrastructure and deep scientific expertise, enable our clients to meet many of the challenges of early-stage life sciences research. In 2012, our net sales from continuing operations were $1.1 billion and our operating income from continuing operations was $166.5 million.
We have two reporting segments: Research Models and Services (RMS) and Preclinical Services (PCS).
Through our RMS segment, we have been supplying research models to the drug development industry since 1947. With over 150 different strains, we continue to maintain our position as the global leader in the production and sale of the most widely used rodent research model strains, principally genetically and microbiologically defined purpose-bred rats and mice. We also provide a variety of related services that are designed to assist our clients in supporting the use of research models in drug discovery and development. With multiple facilities located on three continents (North America, Europe and Asia), we maintain production centers, including barrier rooms and/or isolator facilities, strategically located near our clients. In 2012, RMS accounted for 61.5% of our total net sales from continuing operations and approximately 50% of our employees including approximately 90 science professionals with advanced scientific degrees.
Our PCS business segment provides services that enable our clients to outsource their critical, regulatory-required safety assessment and related drug development activities to us. The demand for these services has historically been driven by preclinical development programs of biotechnology companies, which traditionally have been outsourced, and also by the selective outsourcing strategy of larger global pharmaceutical companies. Global pharmaceutical and biotechnology companies choose to outsource their development activities because a significant investment in personnel, facilities and other capital resources is required to efficiently and effectively conduct these activities. Outsourcing allows them to focus on their core competencies of innovation and early drug discovery and, particularly for pharmaceutical companies, promotion and market distribution.
We are one of the two largest providers of preclinical (including both discovery and development) services worldwide and offer particular expertise in the design, execution and reporting of safety assessment studies, especially those dealing with large molecule (biologics) and other innovative therapies. We currently provide preclinical services at multiple facilities located in the United States, Canada, and Europe. Our PCS segment represented 38.5% of our total net sales from continuing operations in 2012 and employed 45% of our employees including approximately 430 science professionals with advanced scientific degrees.

We provide discovery services in both our RMS and PCS business segments. The biopharmaceutical industry continues to reduce infrastructure and search for more efficient and cost-effective models of drug discovery and development. In particular, large pharmaceutical and biotechnology companies are outsourcing biopharmaceutical discovery research, an area they historically considered a core competency. These services, which are generally non-regulated, are used by sponsors to screen molecules and make earlier “go-no go” decisions as to which molecules should be selected for continued investment.
In recent years, we have focused our efforts on unifying our businesses and improving the efficiency of our global operations to enhance our ability to support our key clients. Our key pharmaceutical and biotechnology clients are increasingly seeking full service, “one-stop” global partners to whom they can outsource more of their drug discovery and development efforts. By some estimates, the outsourced early-stage drug discovery and development services markets in which we currently participate, ranging from research model production to discovery services to regulated safety assessment, is approximately $7.5 billion and in the aggregate is expected to increase over time as outsourcing trends continue. It is estimated that the market for regulated safety assessment services is approximately 40% outsourced, while emerging growth areas such as in vivo discovery and certain research model services are currently believed to be less outsourced.
Research Models and Services (RMS). Our RMS segment is comprised of (1) Research Models, (2) Research Model Services and (3) Endotoxin and Microbial Detection.
Research Models. Our Research Models business is comprised of the production and sale of research models and avian vaccine services.
A significant portion of this business is comprised of the commercial production and sale of research models, principally purpose-bred rats and mice for use by researchers. We provide our rodent models to numerous clients around the world, including most pharmaceutical companies, a broad range of biotechnology companies, many government agencies, and leading hospitals and academic institutions. We have 20 production facilities located in 7 countries worldwide, which are strategically located in close proximity to our clients. Our research models include both standard strains and disease models such as those with compromised immune systems, which are in demand as early-stage research tools. The United States Food and Drug Administration (FDA) and foreign regulatory bodies typically require that the safety and efficacy of new drug candidates be tested on research models like ours prior to testing in humans. As a result, our research models are an essential part of the drug discovery and development process.
Our rodent species have been, and continue to be, some of the most extensively used research models in the world, largely as a result of our continuous commitment to innovation and quality. Our research models are bred and maintained in controlled environments which are designed to ensure that the models are free of specific viral and bacterial agents and other contaminants that can disrupt research operations and distort results. With our barrier room production capabilities, we are able to deliver consistently high-quality research models worldwide.
Our small research models include:

•	outbred, which are purposefully bred for heterogeneity;

•	inbred, which are genetically identical; hybrid, which are the offspring of two different inbred parents;

•	spontaneous mutant, which contain a naturally occurring genetic mutation (such as immune deficiency); and

•	other genetically modified research models, including knock-out models with one or more disabled genes and transgenic models.
We also offer proprietary, disease-specific mouse and rat models used to find new treatments for diseases such as diabetes, obesity, cardiovascular and kidney disease. We are presently focusing our disease model program on five areas of research: oncology, central nervous system, metabolic, cardiovascular and renal diseases.
We are a premier provider of high quality, purpose bred, specific-pathogen-free (SPF) large research models to the biomedical research community.
We are the global leader for the supply of SPF fertile chicken eggs and chickens. SPF chicken embryos are used by animal health companies as self-contained “bioreactors” for the manufacture of live viruses. These viruses are used as a raw material primarily in poultry as well as human and veterinary vaccine applications. The production of SPF eggs is performed under biosecure conditions, similar in many ways to our research model production. We have a worldwide presence, with several SPF egg production facilities in the United States, contracted production capabilities in Hungary, and franchise operations in India. We also operate a specialized avian laboratory in the United States, which provides in-house quality control testing of the SPF flocks, offers testing services to vaccine companies and commercial poultry operations, and manufactures poultry diagnostics and bulk antigens for poultry vaccines.
Research Model Services. RMS also offers a variety of services designed to support our clients' use of research models in screening drug candidates. These services capitalize on the technologies and relationships developed through our research model business, and address the need among pharmaceutical and biotechnology companies to outsource the non-core aspects of their drug discovery activities. These services include those which are related to the maintenance and monitoring of research models, and those which are designed to implement efficacy screening protocols to improve the client's drug evaluation process. We currently offer four major categories of research models services-Genetically Engineered Models and Services, Insourcing Solutions, Discovery Research Services and Research Animal Diagnostic Services.
Genetically Engineered Models and Services (GEMS). We breed and maintain research models purchased or purposefully created by our clients for biomedical research activities. The creation of a genetically engineered model (GEM) is a critical scientific event, but it is only the first step in the discovery process. Productive utilization of GEMs requires significant additional technical expertise in order to properly support early discovery research. Our team of project managers is supported by a technologically advanced internet based colony management system that allows for real time data exchange. We also provide breeding expertise and colony development, quarantine, health and genetic monitoring, germplasm cryopreservation, and rederivation including assisted reproduction. We provide these services to clients around the world from pharmaceutical and biotechnology companies to hospitals and universities.
Insourcing Solutions (IS). We manage research operations (including recruitment, training, staffing and management services) for government entities, academic organizations and commercial clients. Research institutions prefer to outsource staffing and management while retaining certain elements of their research in-house thus driving demand for our services. We believe that our expertise in in vivo biology, and in particular research model care, facility operations, and discovery and development services, enhances the productivity and quality of our clients' research model programs.
Discovery Research Services (DRS).  DRS represents the earliest stages of research in the life sciences, directed at the identification, screening and selection of a lead compound for future drug development. DRS activities typically extend anywhere from 4-6 years in conventional pharmaceutical research and development timelines. We offer research and development expertise, capabilities, and services globally to accelerate our clients' drug discovery pipelines from lead generation to candidate selection.  We complement clients' capabilities and expertise to improve their decision-making, increase their flexibility, and reduce their internal costs and product development timelines. We support a variety of therapeutic areas including oncology, bone and muscoskeletal, inflammation, metabolic, cardiovascular ophthalmology and CNS diseases.  In addition, we provide non-therapeutic support in a non-regulated environment to support lead optimization to candidate selection activities.  Examples of this include, early pharmacokinetic and pharmocodynamic studies and in vitro and in vivo assays to assess mechanism, bioavailability, metabolism, and safety pharmacology.  As we look forward, we believe there are emerging opportunities to assist our clients in a variety of drug discovery applications and platforms from target validation to candidate selection. Services performed at sites dedicated to discovery services are considered part of our research model services and part of our RMS segment.
Research Animal Diagnostic Services (RADS). We monitor and analyze the health profiles of the research models and cell lines of our clients. We developed this capability internally by building upon the scientific foundation created by the diagnostic needs of our research model business. We are able to serve as our clients' sole-source testing laboratory, or as an alternative source supporting our clients internal laboratory capabilities . We believe we are the reference laboratory of choice for health testing of laboratory research models and an industry leader in the field of animal diagnostics. We can also offer non-GXP biomarker assay platforms and services to support early stage discovery studies. Across these platforms, we can provide both standard as well as customized biomarker testing, including serum and urine chemistries.
Endotoxin and Microbial Detection (EMD) (f/k/a In Vitro). Our EMD business provides non-animal, or in vitro, methods for lot release testing of medical devices and injectable drugs for endotoxin contamination. In addition, with our acquisition of Accugenix, we provide our clients with state-of-the-art microbial identification services for manufacturing in the biopharmaceutical, medical device, nutraceutical and consumer care industries.
Endotoxin testing uses a processed extract from the blood of the horseshoe crab, known as limulus amebocyte lysate (LAL). The LAL test is the first and most successful FDA-validated alternative to an animal model test to date. The extraction of blood does not harm the crabs, which are subsequently returned to their natural ocean environment. Our EMD business produces and distributes endotoxin testing kits, reagents, software, accessories, instruments and associated services to pharmaceutical and biotechnology companies worldwide. We are a market leader in endotoxin testing products and services, which are used for FDA-required quality control testing of injectable drugs and medical devices, their components and the processes by which they are manufactured.
The growth in our EMD business is driven by our FDA approved line of next-generation endotoxin testing products, which are based on the Endosafe Portable Testing System (Endosafe®-PTS™) technology that allows rapid endotoxin testing in the central laboratory or manufacturing environment. In recent years, we expanded the PTS product portfolio to include a multiple sample testing system known as the Endosafe®-MCS™ (multi cartridge system) to satisfy the demand of our clients who have higher volumes of tests to perform. We anticipate our clients' demand for rapid methods of testing will increase as they respond to the FDA's Process Analytical Technology (PAT) Initiative. In November 2012, we introduced the first fully automated robotic system developed specifically for high-volume endotoxin testing, Endosafe®-Nexus™. We expect to start shipping the Endosafe®-Nexus™ in 2013. We expect to see expanded use of this rapid endotoxin testing technology in non-traditional areas such as renal dialysis, nuclear and compounding pharmacies, and cellular therapy. We are currently exploring obtaining 510(k) medical device approval of this technology for clinical diagnostic applications.
In 2012, our EMD business acquired Accugenix, the premier global provider of cGMP- compliant contract microbial identification testing. Accugenix is an acknowledged industry leader in species-level identification and strain typing of bacteria and fungi that are recovered from manufacturing facilities. Utilizing state-of-the-art and proprietary in vitro technologies, coupled with scientific expertise and analysis, Accugenix excels in providing accurate, time-effective and cost-effective microbial identification services required to meet internal quality standards and government regulations.
Preclinical Services (PCS)
We currently offer preclinical services, both regulated and non-regulated, in which we include both in vivo and in vitro studies, supportive laboratory services, and strategic preclinical consulting and program management to support product development. We also provide DRS activities at certain of our PCS sites, including non-GLP pharmacokinetics, metabolism and pharmacology support to assist in the process of integrative drug candidate selection which we reported in our PCS segment.
Safety Assessment. We offer a full range of preclinical studies required for regulatory submission on a global basis.
Bioanalysis, Pharmacokinetics, and Drug Metabolism. In support of preclinical drug safety testing, our clients are required to demonstrate ample drug exposure, stability in the collected sample, kinetics of their drug or compound in circulation, the presence of metabolites, and, with recombinant proteins and peptides, the presence or absence of anti-drug antibodies. We have scientific depth in the sophisticated bioanalytical techniques required to satisfy these requirements for a number of drug classes. After performing sample analysis for preclinical study support, we have the opportunity to capture the benefits of bridging the preclinical bioanalysis with subsequent clinical development. Once the analysis is complete, our scientists evaluate the data to provide information on the pharmacokinetics and/or toxicokinetics of the drug, and complete an evaluation of the distribution of the drug or metabolites. Pharmacokinetics refers to understanding what the body does to a drug or compound once administered, including the process by which the drug is absorbed, distributed in the body, metabolized, and excreted (ADME); toxicokinetics refers to the same understanding as applied at higher doses that may result in adverse effects. These studies are required for the full preclinical assessment of the disposition of the drug and the results are used in the final preclinical safety evaluation of the compound.
Toxicology. Toxicology is one of our core preclinical competencies and a competitive strength. Once a lead molecule is selected, toxicology studies are conducted in support of clinical trials in humans. These toxicology studies focus on safety and assess any harmful effects. They are typically performed in research models to elucidate any potential adverse effects that a compound has on an organism over a variety of doses and over various time periods. Our toxicology services feature:

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

Our preclinical facilities comply with Good Laboratory Practices (GLPs) to the extent required by the FDA as well as other international regulatory bodies. Our facilities are regularly inspected by U.S. and other regulatory compliance monitoring authorities, our clients' quality assurance departments and our own internal quality assessment program.
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
Biopharmaceutical Services. We perform specialized testing of biologics and devices frequently outsourced by global pharmaceutical and biotechnology companies. Our laboratories in the United States, Germany, Scotland and Ireland provide timely and compliant molecular biology, virology, bioanalytical, immunochemistry, microbiology and related services. We confirm that biological processes and the drug candidates produced are consistent, correctly defined, stable and essentially contaminant free. This testing is required by the FDA and other global regulatory authorities for our clients to obtain new drug approvals, to maintain government licensed manufacturing facilities and to release approved therapeutic products for patient treatment.
Our manufacturing services group grows and stores well-characterized early-stage client cell lines for later development or manufacture of therapeutic proteins and vaccines for clinical trials. We further design and provide viral clearance projects for Phase I, II and III studies in our German and US facilities.

Our Strategy
Our objective is to be the preferred strategic global partner for our clients. We drive our growth by providing our clients superior, flexible and tailored solutions to help them accelerate and enhance the efficiency of their drug research and development efforts. Our strategy is to deliver a comprehensive and integrated portfolio of early-stage/drug discovery and development products, services, and solutions to support our clients' goal to maintain the flexible infrastructure that they require to bring new and improved therapies to market faster and more cost effectively. We believe we have certain competitive advantages in executing this strategy, as a result of our continuing focus on the following:

Integrated Early-Stage Portfolio. We are the only large, global contract research organization (CRO) with a portfolio of products, services, and solutions that focuses almost exclusively on early-stage drug discovery and preclinical development. We provide research models and associated services, discovery research studies and services, and comprehensive safety assessment and toxicology studies in both regulated and non-regulated environments. As such, we are able to collaborate with clients from early lead generation through candidate selection. When critical decisions are made regarding which therapies will progress or remain in development, we continue to work alongside them as the drug candidates move downstream through the preclinical development process and post-candidate selection. Our recognized expertise in in vivo biology and pharmacology provides us with a competitive advantage in understanding our clients' therapies, and the challenges faced during the discovery and development process, including mechanism of action, efficacy, drug metabolism and safety assessment and toxicological testing critical for making “go/no-go” decisions.
Deep Scientific Expertise. We provide a breadth and depth of scientific expertise which may be too costly for our clients to build and/or maintain in-house. We provide essential capabilities that our clients demand but are not perceived as strategic differentiators for their business. These include biomarkers, biology, pharmacology, immunology, pathology and other specialty areas that have high infrastructure costs or are cost-prohibitive for clients to maintain in-house. We continue to increase our portfolio in key therapeutic and pharmacology areas to align with our clients' internal drug discovery and development areas of focus. These areas of focus and expertise include oncology, metabolism and obesity, immunology, bone and musculoskeletal, diabetes, cardiovascular, infectious disease and central nervous system.
Superior Quality and Client Support. We maintain scientific rigor and high quality standards through management of key performance indicators and an intense focus on biosecurity. These standards allow clients to access our global portfolio of products and services with the confidence that they will obtain consistent results no matter where they choose to obtain their products or conduct research.
Flexible and Customized Environment to Provide the Right Solutions. All of our clients are different. Each has individual needs and specific requirements. We understand the importance of flexibility and we can deliver customized work based upon the breadth and depth of our capabilities, expertise and services. We help clients improve their workload and staffing requirements by drawing upon the higher utilization and streamlined efficiencies of our facilities. This allows our clients to reduce internal capacity and/or staff. We leverage the expertise embedded in our integrated early-stage portfolio to provide customized solutions tailored to fit the specific need or therapeutic area for a particular client. We provide enhanced value to clients who use us as a full service integrated partner over several years.
Large, Global Partner. We believe there is a particular advantage in being a full service, high-quality provider of discovery and preclinical in vivo products and services on a global scale. Many of our clients, especially large biopharmaceutical companies, have decided to limit the number of suppliers with which they work, preferring to partner with Tier 1 CROs who offer and can bring experience in project management to a portfolio of capabilities. Large CROs like Charles River can present clients with access to greater value through economies of scale and scope. This includes extensive scientific, technical and therapeutic area expertise, real-time access to data through secure portals, a global footprint, and streamlined and simplified processes and communications including professional project and relationship management. We are focused on leveraging our competitive advantages to ensure we are recognized as the premier preferred provider by building and expanding broader and deeper long-term strategic relationships with our clients.
For example, in 2012 we entered into a strategic relationship with a leading global pharmaceutical company for outsourced regulatory safety assessment and development DMPK (drug metabolism and pharmacokinetics). Utilizing our capabilities will enable this client to create a flexible research platform to deliver innovative health solutions. And, in 2011, we expanded an existing preferred provider agreement with another leading global pharmaceutical company. We are now this client's primary in vivo biology partner, providing non-GLP pharmacology for multiple therapeutic areas, drug metabolism and DMPK, services, and GLP safety assessment.We believe we are at an inflection point when global biopharmaceutical companies are making the decision to outsource more significant tranches of their drug discovery and development processes.
We believe it is critical to participate in that process now, because the relationships that are formed now are likely to extend for lengthy periods of time, from three to five years. Furthermore, both the client and the CRO invest heavily in the the initial phases of the relationship, to successfully transfer work streams and establish governance processes. Given this investment, clients are less likely to change CROs, which means that the opportunity to compete for the outsourced business may not be available again. Our goal is to prevail in the majority of these opportunities, so our strategy is focused on positioning Charles River as the preferred partner for outsourced early-stage drug discovery and development products and services. We differentiate ourselves by our broad, early-stage portfolio, which is unique in the CRO universe; our extensive scientific expertise; our attention to client service; our best-in-class data systems and portals; and our ability to structure creative, flexible solutions that support our clients' goals of reducing the cost and improving the productivity of drug development.

We developed this strategy and focus in recognition of our clients' needs. Biopharmaceutical companies continue to face increasing pressure to innovate and to better manage their pipelines. Accordingly, our clients have reduced their infrastructure while simultaneously they have been searching for improved ways to identify and develop innovative new therapies. Clients are reducing historical fixed costs in favor of a more flexible business model, with an aim to accelerate their discovery and development activities. As a consequence, our pharmaceutical and biotechnology clients have been looking to outsource these services to high quality, full-service providers like us. Our business prospects are driven primarily by this trend towards the virtualization and externalization of our clients through partnering and outsourcing. Client spending is not just influenced by the levels of research and development at these pharmaceutical and biotechnology companies, but also by spending of all the sponsors including federal and state governments and other non-profit organizations. By providing clients with an outsourced suite of robust services from drug discovery to post-IND, we allow them to concentrate their internal expertise and resources on areas that provide true differentiation and advance their pipelines. This creates opportunities for us to help optimize our clients' pipelines and be a true partner in accelerating their drug discovery and development process.
In recent years, the pharmaceutical and biotechnology industries have faced a collection of challenges. This involves scientific, public-perception, economic and regulatory challenges that all have negatively affected demand (and pricing) for outsourced discovery and preclinical development services. These challenges included:

•	patent expirations of “blockbuster” therapies

•	intensified actions designed to reduce costs and improve research and development innovation and productivity, including cost-cutting and other efficiency initiatives;

•	rationalization of drug pipelines to focus on a smaller number of programs and high-potential therapeutic areas;

•	changes to government healthcare policies and funding;

•	a stronger emphasis on delivering later-stage programs to accelerate drugs in clinical trials to market;

•	increased pharmaceutical merger activity and the associated integration issues;

•	fluctuations in the biotech funding environment; and

•	the uncertain global economy.

As a result, there have been fundamental changes in our clients' research and development needs, particularly with regard to the large pharmaceutical industry. First, these clients are increasingly emphasizing studies that have greater translation to the clinic so that they can make appropriate decisions regarding the progression of potential therapeutic entities earlier in the development process. This has reduced the number of compounds moving into preclinical and clinical development and results in fewer molecules undergoing regulated safety assessment. The result is a greater focus on discovery research services, including in vivo pharmacology studies consisting of efficacy and non-regulated DMPK (drug metabolism and pharmacokinetics) studies. Second, these clients are choosing to outsource additional discovery research services in order to increase the efficiency and effectiveness of their drug research decision processes.
We believe that this changing environment will provide enhanced outsourcing opportunities for us in the future. We remain optimistic that our clients are increasingly receptive to moving towards increased outsourcing of discovery services. With the stabilization of factors addressed above, as well as the successful launch of new therapies and the need to advance early-stage pipelines, we believe outsourcing by the pharmaceutical industry will continue to be a positive driver.
We also believe that larger biopharmaceutical companies will increasingly focus on efficiencies and execution. They will continue to reassess what are core differentiators from research and development to commercialization. We expect they will also continue to be conservative in re-building infrastructure and expertise. This should lead to more opportunities for strategic outsourcing as clients choose to utilize external resources rather than invest in internal infrastructure. In the aggregate, we believe that the evolving large biopharmaceutical research and development business model will make our essential products and services even more relevant to our clients, and allow them to leverage our integrated offerings and expertise to drive their research and development efficiency and cost effectiveness.
To address the challenging market conditions that have persisted over the last few years, we have taken significant steps to better support our clients, identify new strategies to enhance client satisfaction, improve operating efficiency, and generally strengthen our business model. Our sales force is aligned to enhance our ability to support our clients and to focus on three particular client segments: global biopharmaceutical companies, mid-tier biopharmaceutical companies, and academic/government institutions. Our PCS business is also aligned along functional lines to continue the process of standardizing and harmonizing our procedures. This has enabled clients to place work with us at multiple locations with the knowledge that procedures are consistently performed and data delivered in standard formats. We have begun the implementation of an ERP system in order to improve availability of, and access to, data. In October 2011, we took the next step to further integrate our businesses by unifying RMS and PCS globally. We did this to strengthen the linkage between the businesses, which enables us to offer clients more seamless access to our broad portfolio and scientific expertise.

We also began to take decisive actions in 2009 to reduce costs and improve operating efficiency through a combination of Lean Six Sigma process improvement initiatives and cost-savings actions. The cost savings actions were intended to right-size our infrastructure and identify opportunities to operate more efficiently. In 2011, we initiated a program to identify and implement additional operating efficiencies. These actions were designed to streamline and optimize our operating processes and infrastructure to allow us to support our clients more efficiently and at a lower cost. In 2012, we continued these efforts through the introduction of our Profit Improvement Program to further optimize our global footprint by identifying top and bottom-line drivers to improve efficiency and profitability.
In December 2010, we announced an intensified focus on four key initiatives designed to allow us to drive profitable growth and maximize value for shareholders, and thus better position ourselves to operate successfully in the current and future business environment. We continued to make progress in 2012 on these key initiatives:

Initiative	2012 Progress
Improve our consolidated operating margin	Stable consolidated operating margin from continuing operations achieved due to:
• Stable Corporate costs, and
• Six-sigma and other process improvement initiatives
Improve our free cash flow generation	• Free cash flow was stable and our per-share yield we believe was still the highest among public CROs.
Disciplined investment in growth businesses	Capital and MD&A projects invested in growth business:
• Diagnostic laboratories opened in 2012,
• EMD production facility in China and acquisition of Accugenix,
• Committed to acquire Vital River, which establishes research model presence in China, and
• Capacity expansion in Finland DRS business.
Return value to shareholders	• Repurchased 1.7 million shares of common stock for $61.4 million.

We believe that we are well positioned to exploit both existing and new outsourcing opportunities in light of our actions and intensified focus. As clients, particularly larger pharmaceutical companies, increase their outsourcing, we believe that our expertise allows us to provide a more flexible, efficient and cost-effective alternative for them. We are able to build and maintain expertise and achieve economies of scale that are difficult for our clients to match within their internal infrastructures because these products and services are the core of our business.
We intend to continue to broaden the scope of the products and services we provide across the early-stage drug discovery and development continuum primarily through internal development, and, as needed, through focused acquisitions and alliances. Acquisitions are an integral part of our growth strategy, but we are committed to a disciplined approach that seeks to target businesses that are a sound strategic fit and that offer the prospect of enhancing shareholder value, typically including the achievement of a hurdle rate on return on invested capital above our weighted cost of capital.
This strategy may include geographic as well as strategic expansion of existing core services. For example, in October 2012, we entered into an agreement to acquire 75% ownership of Vital River, the premier commercial provider of research models and related services in China. For the last ten years, Vital River has been a licensee for production and distribution of our research models in China, with sites which reflect our facility design. The acquisition closed in the first quarter of 2013. As a result of this acquisition, we now provide high-quality research models and associated services to the emerging China market for drug discovery and development. This strategy may also include strengthening the depth and expanding the breadth of our core capabilities and services in a related or adjacent business such as the Accugenix acquisition.

Customers

We maintain a three-pronged sales organization with a focus on:

•	global biopharmaceutical companies;

•	small and mid-sized pharmaceutical companies and biotechnology companies; and

•	academic and government institutions.

Our clients continue to consist primarily of all of the major pharmaceutical companies, many biotechnology companies, contract research organizations, agricultural and chemical companies, life science companies, veterinary medicine companies, contract manufacturing organizations, medical device companies, diagnostic and other commercial entities, as well as leading hospitals, academic institutions, and government agencies. We have stable, long-term relationships with many of our clients. During 2012, no single commercial client accounted for more than 5% of our total net sales.

We continue to pursue a goal of expanding our relationships with our large biopharmaceutical clients, and with many of our larger mid-tier clients. These relationships take different forms, from preferred provider arrangements to strategic partnerships. These structured relationships incentivize clients to purchase more products and services across our early-stage portfolio, and in total, the strategic relationships in which we are now engaged represent approximately 25% of total company revenues. This provides us better visibility than we have had in the past, and because of the strength of these relationships, better insight into our clients' planning processes. For information regarding net sales and long-lived assets attributable to both of our business segments for the last three fiscal years, please see Note 12 included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. For information regarding net sales and long-lived assets attributable to operations in the United States, Europe, Canada, Japan and other countries for each of the last three fiscal years, please review Note 12 included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Sales, Marketing and Customer Support
We have designated dedicated sales people for each of our three client segments. This enhances our ability to meet client needs by offering customized, tailored solutions across our entire portfolio. In addition, our mid-market pharmaceutical and biotechnology clients benefit by additional support from a combination of account managers with broad portfolio knowledge and specialists with specific scientific expertise. This allows us to provide comprehensive coverage of all of the market segments among our diverse client population.
We sell our products and services principally through our direct sales force and account management teams, the majority of whom work in North America, with the balance in Europe and the Asia-Pacific countries. In addition to interactions with our direct sales force, our primary promotional activities include organizing scientific symposia, publishing scientific papers and newsletters, webinars, and making presentations at, and participating in, scientific conferences and trade shows in North America, Europe and Asia. We supplement these scientifically based marketing activities with internet-based marketing, advertising and direct mail. In certain areas, our direct sales force is supplemented by international distributors and agents, particularly with respect to our EMD and Biopharmaceutical Services businesses.
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

•
For RMS, our main competitors include three smaller companies in North America (each of whom has a global scope), and several smaller competitors in Europe and in Japan. Of our main U.S. competitors, two are privately held businesses and the third is a government funded, not-for-profit institution. We believe that none of these competitors compares to us in global reach, financial strength, breadth of product and services offerings, technical expertise or pharmaceutical and biotechnology industry relationships.

•
For PCS, we believe we are one of the two largest providers of preclinical services in the world, based on net service revenue. Our commercial competitors for preclinical services consist of both publicly held and privately owned companies, and it is estimated that the top ten participants (including us) account for a significant portion of the global outsourced preclinical market, with the rest of the market remaining highly fragmented. Our PCS segment also competes with in-house departments of pharmaceutical and biotechnology companies, universities and teaching hospitals.

We believe that the barriers to entry in a majority of our business units are generally high and present a significant impediment for new market participants, particularly in those areas which require substantial capital expenditures, trained and specialized personnel, and mandate GLP-compliant practices.
Industry Support and Animal Welfare
One of our core values is a concern for, and commitment to, animal welfare. We have been in the forefront of animal welfare improvements in our industry, and continue to show our commitment with special recognition programs for employees who demonstrate an extraordinary commitment in this critical aspect of our business. We created our own Humane Care Initiative, which is directed by our Animal Welfare and Training Group. The goal of the initiative is to assure that we continue as a worldwide leader in the humane care of laboratory animals. Laboratory animals are an important resource that further our knowledge of living systems and contribute to the discovery of life-saving drugs and procedures. We work hand-in-hand with the scientific community to understand how living conditions, handling procedures and stress play a role in the quality and efficiency of research. As animal caregivers and researchers, we are responsible to our clients and the public for the health and well being of the animals in our care.
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
Employees
As of December 29, 2012, we had approximately 7,200 employees (including approximately 540 professionals with advanced scientific degrees, including Ph.D.s, D.V.M.s, and M.D.s). Our employees are not unionized in the United States, although employees are unionized at some of our European facilities, consistent with local customs for our industry. We believe we have excellent relationships with our employees, based on a number of factors including employee retention and employee surveys.
Backlog
Our backlog for our PCS business segment from continuing operations was $213.9 million at December 29, 2012, as compared to $202.5 million at December 31, 2011. Our preclinical services are performed over varying durations, from short to extended periods of time, which may be as long as several years. We maintain an order backlog to track anticipated revenue from studies and projects that either have not started, but are anticipated to begin in the near future, or are in process and have not been completed. We only recognize a study or project in backlog after we have received written evidence of a client's intention to proceed. We do not recognize verbal orders as backlog. Cancelled studies or projects are removed from backlog. We do not report backlog for our RMS business segment because turnaround time from order placement to fulfillment, both for products and services, is rapid.
We believe our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, studies vary in duration (i.e., some studies that are included in 2012 backlog may be completed in 2013, while others may be completed in later years). Second, the scope of studies may change, which may either increase or decrease their value. Third, studies included in backlog may be subject to bonus or penalty payments. Fourth, studies may be terminated or delayed at any time by the client or regulatory authorities for a number of reasons, including the failure of a drug to satisfy safety and efficacy requirements or a sponsor making a strategic decision that a study or service is no longer necessary. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study has been made. We cannot provide any assurance that we will be able to realize all or most of the net revenues included in backlog or estimate the portion to be filled in the current year.

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
Our import and export of animals and our operations in foreign countries are subject to international agreements and conventions, as well as a variety of national, regional, and local laws and regulations, which establish the standards for the humane treatment, care and handling of animals by dealers and research facilities. We maintain the necessary certificates, licenses, detailed standard operating procedures and other documentation required to comply with applicable regulations for the humane treatment of the animals in our custody at our facilities.
Our PCS business conducts nonclinical safety assessment studies to support the registration or licensing of our clients' products throughout the world. A minor part of our RMS business also conducts similar studies for our clients. Many of these studies must comply with national statutory or regulatory requirements for Good Laboratory Practice (GLP). GLP regulations describe a quality system for the organizational process and the conditions under which nonclinical studies are planned, performed, monitored, recorded, reported and archived. GLP compliance is required by such regulatory agencies as the FDA, United States Environmental Protection Agency, European Medicines Agency (EMA), Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom, Health Canada and other similar agencies in the countries we operate GLP requirements are significantly harmonized throughout the world and our laboratories are capable of conducting studies in compliance with all necessary requirements. To assure our compliance obligations, we established quality assurance units (QAU) in each of our nonclinical laboratories. The QAUs operate independently from those individuals that direct and conduct studies, and monitor each study to ensure that the facilities, equipment, personnel, methods, practices, records, and controls comply with GLP. At each of our PCS sites, QAU provides testing facility management with reports that provide a written status on each study, noting any problems and the corrective actions taken. Our laboratory managers use the results of QAU monitoring as part of a continuous process improvement program to assure our nonclinical studies meet regulatory and client expectations for quality and data integrity.
Our manufacturing businesses produce endotoxin test kits, reagents, cell banks used in research and biopharmaceutical production, clinical trial vaccines and vaccine support products. Additionally, several of our laboratories conduct identity, stability and potency testing in support of our clients' manufacturing programs. These activities are subject to regulation by the FDA and other national regulatory agencies under their respective current Good Manufacturing Practice (cGMP) regulations. We are subject to inspection on a routine basis by national (FDA) and international monitoring authorities compliance with these regulations. These regulations require that we manufacture our products or perform testing in a prescribed manner with respect to cGMP compliance, and maintain records of our manufacturing, testing and control activities. We maintain a biological license with the FDA's Center for Biologics Evaluation and Research that covers the manufacture and distribution of diagnostic reagents.  We also maintain an establishment license with the USDA's Center for Veterinary Biologics (CVB) for the manufacture of USDA licensed antigens, antibodies and viruses. Our Avian business manufactures and markets three USDA licensed products that are subject to regular inspection by the USDA and CVB.
All of our sites are subject to licensing and regulation under national, regional and local laws relating to the surface and air transportation of laboratory specimens, the handling, storage and disposal of laboratory specimens, hazardous waste and radioactive materials, and the safety and health of laboratory employees.
To ensure that all business sectors comply with applicable statutory and regulatory requirements and satisfy our client expectations for quality and regulatory compliance, we established a corporate regulatory affairs and compliance organization that oversees our corporate quality system and all of our quality assurance functions.

Intellectual Property
We develop and implement computer software and technically derived procedures and products intended to maximize the quality and effectiveness of our services. Although our intellectual property rights are valuable to our success, we believe that such factors as the technical expertise, proprietary know-how, ability and experience of our professionals are more important, and that, overall, these technological capabilities provide significant benefits to our clients. Where we consider it appropriate, steps are taken to protect our know-how through confidentiality agreements and registrations. In addition, we in-license technology and products from other companies when it enhances both our product and services businesses. In the future, in-licensing may become a larger initiative to enhance our offerings, particularly as we focus on therapeutic area expertise. With the exception of technology related to our EMD testing business, including Accugenix and the Endosafe-PTS, we have no patents, trademarks, licenses, franchises or concessions which are material and upon which any of our products or services are dependent.
Corporate Governance
We are committed to operating our business with integrity and accountability. We strive to meet or exceed all of the corporate governance standards established by the New York Stock Exchange, the Securities and Exchange Commission, and the Federal government as implemented by the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Nine of the ten members of our Board of Directors are independent and have no significant financial, business or personal ties to us or management and all of our board committees (with the exception of our Executive Committee and our Strategic Planning and Capital Allocation Committee) are composed entirely of independent directors. The Board adheres to our Corporate Governance Guidelines and a Code of Business Conduct and Ethics (fully revised in 2012) which has been communicated to employees and posted on our website. We are diligent in complying with established accounting principles and are committed to providing financial information that is transparent, timely and accurate. We have a Related Person Transactions Policy designed to promote the timely identification of such transactions and to ensure we give appropriate consideration to any real or perceived conflicts in our commercial arrangements. We have a global process through which employees, either directly or anonymously, can notify management (and the Audit Committee of the Board of Directors) of alleged accounting and auditing concerns or violations including fraud. Our internal Disclosure Committee meets regularly and operates pursuant to formal disclosure procedures and guidelines which help to ensure that our public disclosures are accurate and timely. Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Related Person Transactions Policy are available on our website at www.criver.com under the “Investor Relations-Corporate Governance” caption.

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
The outsourcing trend in the preclinical stages of drug discovery and development may decrease, which could impair our growth.
Over the past decade, pharmaceutical and biotechnology companies have generally increased their outsourcing of preclinical research support activities. While many industry analysts expect the outsourcing trend to continue to increase for the next several years (although with different growth rates for different phases of drug discovery and development) decreases in preclinical outsourcing activity may result in a diminished growth rate in the sales of any one or more of our service lines and may adversely affect our financial condition and results of operations. For additional discussion of the factors that we believe have recently been influencing outsourcing demand from our clients, please see the section entitled “Our Strategy” included elsewhere in the Form 10-K. Furthermore, our client contracts are generally terminable on little or no notice. Termination of a large contract or multiple contracts could adversely affect our sales and profitability. Our operations and financial results could be significantly affected by these risks.

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
A portion of net sales in our RMS segment is derived from clients at academic institutions and research laboratories whose funding is partially dependent on both the level and timing of funding from government sources, such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies, which can be difficult to forecast. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Our sales may be adversely affected if our clients delay purchases as a result of uncertainties surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. Other programs, such as homeland security or defense, or general efforts to reduce the federal budget deficit could be viewed by the U.S. government as a higher priority. These budgetary pressures may result in reduced allocations in the future to government agencies that fund research and development activities. Although the Obama administration's stimulus packages in 2009 and 2010 included increases in NIH funding, NIH funding had otherwise remained fairly flat in recent years (including into 2012 and 2013). A reduction in government funding for the NIH or other government research agencies could adversely affect our business and our financial results. Also, there is no guarantee that NIH funding will be directed towards projects and studies that require use of our products and services. The significance and timing of any reductions to the NIH's budget from March 2013 may be significantly impacted by the sequestration provisions of the Budget Control Act of 2011 and by whether these provisions remain in effect.
Changes in government regulation or in practices relating to the pharmaceutical or biotechnology industries, including potential health care reform, could decrease the need for the services we provide .
Governmental agencies throughout the world, but particularly in the U.S., strictly regulate the drug development process. Our business involves helping pharmaceutical and biotechnology companies, among others, navigate the regulatory drug approval process. Accordingly, many regulations, and often new regulations, are expected to result in higher regulatory standards and often additional revenues for companies that service these industries. However, some changes in regulations, such as a relaxation in regulatory requirements or the introduction of streamlined or expedited drug approval procedures, or an increase in regulatory requirements that we have difficulty satisfying or that make our services less competitive, could eliminate or substantially reduce the demand for our services. Although we believe we are currently in compliance in all material respects with national, regional and local laws (which include the USDA, the standards set by the International Air Transport Association, the Convention on International Trade in Endangered Species of Wild Fauna and Flora and European oversight agencies), failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions. In addition, if regulatory authorities were to mandate a significant reduction in safety assessment procedures which utilize laboratory animals (as has been advocated by certain groups), certain segments of our business could be materially adversely affected.
In March 2010, the U.S. Congress enacted health care reform legislation intended over time to expand health insurance coverage and impose health industry cost containment measures. In June 2012, the U.S. Supreme Court upheld the constitutionality of this legislation. This legislation may significantly impact the pharmaceutical and biotechnology industries. In addition, the U.S. Congress, various state legislatures and European and Asian governments may consider various types of health care reform in order to control growing health care costs. We are presently uncertain as to the effects of this legislation on our business and are unable to predict what legislative proposals will be adopted in the future, if any.
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
The FDA is in the process of reviewing and updating the GLP regulations to reflect current industry standards. As this may change some of the GLP requirements, the regulatory impact will not be known until the final regulations are issued.
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
Any failure on our part to comply with applicable regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. This could harm our reputation, our prospects for future work and our operating results. For example, the issuance of a notice of objectionable observations or a warning from the FDA based on a finding of a material violation by us for Good Laboratory Practice or current Good Manufacturing Practice requirements could materially and adversely affect us. In recent years, the FDA has significantly increased the number of warning letters regarding drug products. If our operations are found to violate any applicable law or other governmental regulations, we might be subject to civil and criminal penalties, damages and fines. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management's attention from the operation of our business and damage our reputation.
In addition, regulations and guidance worldwide concerning the production and use of laboratory animals for research purposes continues to be updated. Notably, there has been a recent updating and adoption of new guidance in Europe (European Directive 2010/63/EU) that is being implemented over a period of several years on a country-by-country basis. Because of the complexities of the directive implementation process, the transposition, adoption and final enactment of the new regulations in each European Union country will take three more years, but they will be fully implemented by 2016. Some of the new guidance will require additional operating and capital expenses that will impact not only us and our industry competitors but clients in the biomedical research community, who not only will bear the costs of these changes in the pricing of goods and services, but will need to make similar changes in their own operations.
Similarly, guidance has been and continues to be developed for other areas that impact the biomedical research community on both a national and international basis, including transportation, mandated contingency planning, euthanasia guidance, and import and export requirements of biological materials, health monitoring requirements and the use of disinfectants. In the U.S., guidance used by the NIH and by certain oversight agencies for the care and use of laboratory animals was revised in 2010 and is currently being implemented. Furthermore, we have begun implementation of some components of this new guidance in order to avoid additional costs in certain long-term contracts initiated or bid upon currently. Conforming to these new guidelines may cause us increased costs attributable to upgrading of existing or addition of new facilities, the need to add personnel to address new processes, as well as increased administrative burden.
Our revenue generating agreements contain termination and service reduction provisions or may otherwise terminate according to their term, which may result in less contract revenue than we anticipate.
Many of our agreements with both large and small clients, including those which underlie our strategic relationships with some of our more significant customers provide for termination or reduction in scope with little or no notice. In addition, we sell our products and services to our competitors, and similarly they sell products and services to us. For instance, we have historically entered into, and currently are party to, contracts with certain of our competitors to distribute specialty research models in locations where our competitors may not have distribution capabilities.
Clients and/or competitors may elect to terminate their agreements with us for various reasons including:

•	the products being tested fail to satisfy safety requirements;

•	unexpected or undesired study results;

•	production problems resulting in shortages of the drug being tested;

•	a client's decision to forego or terminate a particular study;

•	establishment of alternative distribution channels by our competitors;

•	the loss of funding for the particular research study; or

•	general convenience/counterparty preference.

If a client or competitor terminates a contract with us, we are entitled under the terms of the contract to receive revenue earned to date as well as certain other costs and, in some cases, termination fees. Cancellation of a large contract or proximate cancellation of multiple contracts could materially adversely affect our business and, therefore, may adversely affect our operating results.
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
If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value of goodwill. To the extent goodwill is impaired, its carrying value will be written down to its implied fair value and a charge will be made to our income from continuing operations. Such an impairment charge could materially and adversely affect our operating results. As of December 29, 2012, the carrying amount of goodwill and other intangibles was $293.5 million in the consolidated balance sheet.
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

•
difficulties and costs associated with staffing and managing foreign operations, including risks of work stoppages and/or strikes, as well as violations of local laws or anti-bribery laws such as the U.S. Foreign Corrupt Practices Act, the UK Bribery Act, and the OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions;

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
The products and services which we provide our clients are essential to the drug discovery and development process, and are almost universally mandated by law. Notwithstanding, certain special interest groups categorically object to the use of animals for valid research purposes. Historically, our core research model activities with rats, mice and other rodents have not been the subject of significant animal rights media attention. However, research activities with animals have been the subject of adverse attention, including shareholder proposals, impacting the industry. This has included demonstrations near facilities operated by us and at our annual meetings, as well as shareholder proposals we received for our 2012 and 2013 Annual Meetings. In some instances, demonstrations at our operating sites occur at regular intervals. Any negative attention, threats or acts of vandalism directed against our animal research activities in the future could impair our ability to operate our business efficiently.
Several of our product and service offerings are dependent on a limited source of supply, which if interrupted could adversely affect our business.
We depend on a limited international source of supply of large research models required in our product and service offerings. Disruptions to their continued supply may arise from health problems, export or import laws/restrictions or embargoes, international trade regulations, foreign government or economic instability, severe weather conditions, increased competition amongst suppliers for models, disruptions to the air travel system, commercial disputes, supplier insolvency, or other normal-course or unanticipated events. Any disruption of supply could harm our business if we cannot remove the disruption or are unable to secure an alternative or secondary supply source on comparable commercial terms.
The drug discovery and development services industry is highly competitive.
The drug discovery and development services industry is highly competitive. We often compete for business not only with other CROs, but also with internal discovery and development departments within our larger clients, who may have greater resources than ours. We also compete with universities and teaching hospitals for outsourced services. We compete on a variety of factors, including:

•	reputation for on-time quality performance;

•	reputation for regulatory compliance;

•	expertise and experience in multiple specialized areas;

•	scope and breadth of service and product offerings across the drug discovery and development spectrum;

•	ability to provide flexible and customized solutions to support our clients' drug discovery and development needs;

•	broad geographic availability (with consistent quality);

•	price/value;

•	technological expertise and efficient drug development processes;

•	quality of facilities;

•	financial stability;

•	size;

•	ability to acquire, process, analyze and report data in an accurate manner; and

•	accessibility of client data through secure portals

If we do not compete successfully, our business will suffer. Increased competition might lead to price and other concessions that might adversely affect our operating results. The drug discovery and development services industry has continued to see a trend towards consolidation, particularly among the biotechnology companies, who are targets for each other and for larger pharmaceutical companies (although trends since 2008 also demonstrated increased merger activity between larger pharmaceutical companies themselves). If this trend continues, it is likely to produce more competition among the larger companies and CROs generally, with respect to both clients and acquisition candidates. In addition, while there are substantial barriers to entry for large, global competitors with broad-based services, small, specialized entities considering entering the CRO industry will continue to find lower barriers to entry, and private equity firms may determine that there are opportunities to acquire and consolidate these companies, thus further increasing possible competition. Furthermore, between 2006 and 2008, both Charles River and our competitors, particularly in the preclinical services area, invested significantly in capital projects to increase capacity. An ongoing challenge for all participants is balancing existing (and sometimes excess) capacity and market demand. Where capacity has been increased too much, pressure to lower prices or to take on lower-margin studies and projects can occur. More generally, our competitors or others might develop technologies, services or products that are more effective or commercially attractive than our current or future technologies, services or products, or that render our technologies, services or products less competitive or obsolete. If competitors introduce superior technologies, services or products and we cannot make enhancements to ours to remain competitive, our competitive position, and in turn our business, revenue and financial condition, would be materially and adversely affected. In the aggregate, these competitive pressures may affect the attractiveness of our technologies, services or products and could adversely affect our financial results.
Potential Changes in U.S. Tax Law.
In the U.S., there are several proposals to reform corporate tax law that are currently under consideration. These proposals include reducing the corporate statutory tax rate, broadening the corporate tax base through the elimination or reduction of deductions, exclusions and credits, implementing a territorial regime of taxation, limiting the ability of U.S. corporations to deduct interest expense associated with offshore earnings, modifying the foreign tax credit rules, and reducing the ability to defer U.S. tax on offshore earnings. These or other changes in the U.S. tax laws could increase our effective tax rate which would affect our profitability.
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
As a CRO, we face a range of potential liabilities which may include:

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

•
risks that models in our breeding facilities or in facilities that we manage may be infected with diseases that may be harmful and even lethal to themselves or humans despite preventive measures contained in our policies for the quarantine and handling of imported animals; and

•
risks that we may have errors and omissions related to our products designed to conduct lot release testing of medical devices and injectable drugs (primarily through our EMD business) or in the testing of biologics and other services performed by our biopharmaceutical services business, which could result in us or our clients failing to identify unsafe or contaminated materials.

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

In both our RMS and PCS businesses, contractual risk transfer indemnifications generally do not protect us against liability arising from certain of our own actions, such as negligence or misconduct. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim which is not covered by a contractual indemnification provision or in the event that a party who must indemnify us does not fulfill its indemnification obligations or which is beyond the level of insurance coverage. We also often contractually indemnify our clients, similar to the way they indemnify us, and we may be materially adversely affected if we have to fulfill our indemnity obligations. Furthermore, there can be no assurance that we or a party required to indemnify us will be able to maintain such insurance coverage on terms acceptable to us.
New technologies may be developed, validated and increasingly used in biomedical research that could reduce demand for some of our products and services.
The scientific and research communities continue to explore methods to develop improved models and systems that would replace or supplement the use of living animals as test platforms in biomedical research as well as improve the translation of cellular and animal models to human studies and vice-versa. Some companies have developed techniques in these areas that may have scientific merit. In addition, technological improvements to existing or new processes, such as imaging and other translational biomarker technologies, could result in the refinement and utility for the number of animal research models necessary to improve the translation from preclinical to human studies. It is our strategy to explore non-animal approaches to reduce the need for animal models as these new methods become validated. We may not be successful in commercializing these methods, and, furthermore, revenues from these new models and approaches if successfully developed, may not offset reduced sales or profits from research models. In addition, alternative research methods could decrease the need for future research models, and we may not be able to develop new products effectively or in a timely manner to replace any lost sales. Lastly, other companies or entities may develop research models with characteristics different than the ones that we produce, and which may be viewed as more desirable by some of our clients.
Upgrading and integrating our business systems could result in implementation issues and business disruptions.
In recent years we implemented a project to replace many of our numerous legacy business systems at our different sites globally with an enterprise wide, integrated enterprise resource planning (ERP) system. The expansion of the system to other international locations may occur at a future date based on value to the business. In general, the process of planning and preparing for these types of integrated, wide-scale implementations is extremely complex and we are required to address a number of challenges including data conversion, system cutover and user training. Problems in any of these areas could cause operational problems during implementation including delayed shipments, missed sales, billing and accounting errors and other operational issues. There have been numerous, well-publicized instances of companies experiencing difficulties with the implementation of ERP systems which resulted in negative business consequences.
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

We have identified a material weakness in our internal controls that, if not properly corrected, could result in material misstatements in our financial statements, which could adversely affect our operating results, and investor, supplier and client confidence in our reported financial information.

As described in “Item 9A. Controls and Procedures”, we have identified a material weakness in our system of internal control over financial reporting as of December 29, 2012. A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness was related to the design and operation of certain controls over information technology, business processes and financial reporting. Specifically, we identified deficiencies with respect to controls over segregation of duties, restricted access, changes to vendor and customer master data, transaction level and financial close controls which aggregated to a material weakness in internal control over financial reporting.
In response to the identification of the material weakness, management (1) has established a cross functional team to review and address segregation of duties conflicts and restricted access within the information technology used in our core business and (2) will design new controls or improve existing controls related to vendor and customer master data changes, transaction level controls as well as financial close controls. In addition, we will evaluate staffing levels and responsibilities, and increase training to reinforce pre-established and new controls to improve our ability to detect potential misstatements in our internally prepared reports, analyses and financial records.
Although there can be no assurances, we believe these enhancements and improvements, when repeated in future periods, will remediate the control deficiencies described above. If we are not able to remedy the control deficiencies in a timely manner, we may be unable to provide holders of our securities with the required financial information in a timely and reliable manner and we may incorrectly report financial information, either of which could subject us to regulatory enforcement and other actions, and could have a material adverse effect on our operations, investor, supplier and customer confidence in our reported financial information and the trading price of our common stock.
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
At December 29, 2012, we had approximately $667 million of debt. This debt could have significant adverse effects on our business, including making it more difficult for us to obtain additional financing on favorable terms; requiring us to dedicate a substantial portion of our cash flows from operations to the repayment of debt and the interest on this debt; limiting our ability to capitalize on significant business opportunities; and making us more vulnerable to rising interest rates. For additional information regarding our debt, please see Note 5 included in the Notes to Consolidated Financial Statements elsewhere in this Form 10-K.
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

•	risks that disagreements or disputes with prior owners of an acquired business, technology, service or product may result in litigation expenses and distribution of our management's attention;

•	integration and support of preexisting supplier, distribution and customer relationships;

•	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;

•	difficulties in achieving business and financial success; and

•	new technologies and products may be developed which cause businesses or assets we acquire to become less valuable
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
Our success depends to a significant extent on the continued services of our senior management and other members of management. James C. Foster, our Chief Executive Officer since 1992 and Chairman since 2000, has held various positions with us for 36 years. We have no employment agreement with Mr. Foster or other members of our non-European based senior management. If Mr. Foster or other members of senior management do not continue in their present positions, our business may suffer.
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
We do not anticipate further significant expansion requirements in our PCS business for the next few years due to available capacity at existing and suspended sites. However, we may expand at specific sites should we determine that it is not feasible to utilize available capacity at existing or suspended sites. We have adequate capacity to meet the current needs of our RMS clients and do not currently envision the need for significant expansion of our RMS capacity.
We continue to employ a master site planning strategy to proactivly evaluate our real estate needs. In certain circumstances, we dispose of or consolidate operations where the associated real estate is leased. Depending on the resolution of these situations, we may be encumbered with the remaining real estate lease obligations.

Item 3.    Legal Proceedings

We are not party to any material legal proceedings, other than ordinary routine litigation incidental to our business that is not material to our business or financial condition.

Item 4.    Mine Safety Disclosures
Not Applicable

Supplementary Item. Executive Officers of the Registrant (pursuant to Instruction 3 to Item 401(b) of Regulation S-K).
Below are the names, ages and principal occupations of each of our current executive officers. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.
Thomas F. Ackerman, age 58, joined us in 1988 with over eleven years of combined public accounting and international finance experience. He was named Controller, North America in 1992 and became our Vice President and Chief Financial Officer in 1996. In 1999, he was named a Senior Vice President and in 2005 he was named a Corporate Executive Vice President. He is currently responsible for overseeing our Accounting and Finance Department and several other corporate staff departments. Prior to joining us, Mr. Ackerman was an accountant at Arthur Andersen & Co.
James C. Foster, age 62, joined us in 1976 as General Counsel. Over the past 36 years, Mr. Foster has held various staff and managerial positions, and was named our President in 1991, Chief Executive Officer in 1992 and our Chairman in 2000.
Jörg M. Geller, age 58, joined our German operation in 1986 as production manager. In 1994, he was promoted to Vice President and in 2007, he was named a Senior Vice President. In 2011, Dr. Geller was promoted to Corporate Executive Vice

President, European & Asian Operations. Prior to joining the Company, Dr. Geller was employed in private practice as a veterinarian.
Nancy A. Gillett, age 57, joined us in 1999 with the acquisition of Sierra Biomedical. Dr. Gillett has 27 years of experience as an ACVP board certified pathologist and scientific manager. In 1999, she became Senior Vice President and General Manager of our Sierra Biomedical division, and subsequently held a variety of managerial positions, including President and General Manager of Sierra Biomedical and Corporate Vice President and General Manager of Drug Discovery and Development (the predecessor to our PCS business segment). In 2004, Dr. Gillett was named Corporate Senior Vice President and President, Global Preclinical Services, and in 2006, she became a Corporate Executive Vice President. Currently, Dr. Gillett serves as our Corporate Executive Vice President, Chief Scientific Officer.
David P. Johst, age 51, joined us in 1991 as Corporate Counsel and was named Vice President, Human Resources in 1995. He became Vice President, Human Resources and Administration in 1996, a Senior Vice President in 1999, and a Corporate Executive Vice President in 2005. He currently serves as our General Counsel and Chief Administrative Officer and is responsible for overseeing our Corporate legal function, Human Resources department and several other corporate staff departments. Prior to joining the Company, Mr. Johst was in private practice at the law firm of Hale and Dorr (now WilmerHale).
Davide Molho, age 43, joined our Italian operations in 1999 and was promoted to Director of Operations for Research Models and Services (RMS) Italy in 2002. In 2005, his role was expanded to include French RMS operations and in 2007, he became Corporate Vice President, European Research Models and Services, with responsibility for all European RMS operations. In July 2009, Dr. Molho was promoted to Corporate Senior Vice President, North American & European Research Models and Services. He was subsequently promoted to Corporate Executive Vice President and President, Global Research Models and Services in December 2010. Since 2011, Dr. Molho has served as our Corporate Executive Vice President, North America Operations.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading on the New York Stock Exchange on June 23, 2000 under the symbol "CRL." The following table sets forth for the periods indicated below the high and low sales prices for our common stock.

2013	High	Low
First quarter (through February 15, 2013)	$43.15	$38.04
2012	High	Low
First quarter	$37.02	$27.39
Second quarter	36.75	31.82
Third quarter	39.60	32.27
Fourth quarter	41.24	35.65
2011	High	Low
First quarter	$39.39	$35.54
Second quarter	42.47	37.38
Third quarter	42.05	28.54
Fourth quarter	33.57	25.95
There were no equity securities that were not registered under the Securities Act of 1933, as amended, sold by the Company during the fiscal year ended December 29, 2012.

Shareholders

As of January 31, 2013, there were approximately 452 registered shareholders of the outstanding shares of common stock.
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
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the quarter ended December 29, 2012.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
September 30, 2012 to October 27, 2012	124,326	$39.37	124,326	$68,563
October 28, 2012 to November 23, 2012	194,933	$39.01	194,933	$60,958
November 24, 2012 to December 29, 2012	163,994	$37.49	163,830	$54,816
Total:	483,253		483,089
On July 29, 2010, our Board of Directors authorized a $500.0 million stock repurchase program. Our Board of Directors increased the stock repurchase authorization by $250.0 million to $750.0 million on October 20, 2010.
During the fourth quarter of 2012, we repurchased 483,089 shares of common stock for $18.6 million under our Rule 10b5-1 Purchase Plan and in open market trading.
Additionally, the Company's Incentive Plans permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the quarter ended December 29, 2012, the Company acquired 164 shares for a nominal amount as a result of such withholdings.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes, as of December 29, 2012, the number of options issued under the Company's stock option plans and the number of options available for future issuance under these plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plan approved by security holders:
Charles River 2000 Incentive Plan	2,001,758		$42.29	1,151,987
Charles River 1999 Management Incentive Plan	1,000		$31.12	6,000
Inveresk 2002 Stock Option Plan	37,624		$35.92	—
2007 Incentive Plan	3,820,021		$37.48	3,014,945
Equity compensation plans not approved by security holders	—		—	—
Total	5,860,403	(1)		4,172,932	(2)
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

The following table provides additional information regarding the aggregate issuances under our existing equity compensation plans as of December 29, 2012:

Category	Number of securities outstanding	Weighted average exercise price	Weighted average term
	(a)	(b)	(c)
Total number of restricted shares outstanding(1)	934,505	$—	—
Total number of options outstanding	5,860,403	$39.11	3.14
____________________________

(1)
For purposes of this table, only unvested restricted stock as of December 29, 2012 is included. Also for purposes of this table only, the total includes 112,503 restricted stock units granted to certain of our employees outside of the United States.

Comparison of 5-Year Cumulative Total Return
The following stock performance graph compares the annual percentage change in the Company's cumulative total shareholder return on its Common Stock during a period commencing on December 29, 2007 and ending on December 29, 2012 (as measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the Company's share price at the end and the beginning of the measurement period; by (2) the share price at the beginning of the measurement period) with the cumulative total return of the S&P 500 Index and the NASDAQ Pharmaceutical Index during such period. The Company has not paid any dividends on the Common Stock, and no dividends are included in the representation of the Company's performance. The stock price performance on the graph below is not necessarily indicative of future price performance. The graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. Information used in the graph was obtained from Standards & Poor's Institutional Market Services, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Charles River Laboratories International, Inc., The S&P 500 Index
And The NASDAQ Pharmaceutical Index

	Dec. 29, 2007	Dec. 27, 2008	Dec. 26, 2009	Dec. 25, 2010	Dec. 31, 2011	Dec. 29, 2012
Charles River Laboratories International, Inc.	100	37.84	49.85	53.99	41.33	55.78
S&P 500 Index	100	63.00	79.67	91.67	93.61	108.59
NASDAQ Pharmaceutical Index	100	97.45	104.75	111.47	123.06	164.89

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

	Fiscal Year
	2012	2011	2010	2009	2008
	(dollars in thousands)
Statement of Income Data:
Net sales	$1,129,530	$1,142,647	$1,133,416	$1,171,642	$1,295,299
Cost of products sold and services provided	733,901	740,405	748,656	748,650	796,478
Selling, general and administrative expenses	208,248	198,648	232,489	227,663	223,935
Goodwill impairment	—	—	305,000	—	700,000
Asset impairment	3,548	7,492	91,378	—	—
Termination fee	—	—	30,000	—	—
Amortization of intangibles	18,068	21,796	24,405	25,716	26,725
Operating income (loss)	165,765	174,306	(298,512)	169,613	(451,839)
Interest income	589	1,353	1,186	1,712	7,882
Interest expense	(33,342)	(42,586)	(35,279)	(21,682)	(22,335)
Other, net	(3,266)	(411)	(1,477)	1,914	(5,154)
Income (loss) from continuing operations before income taxes	129,746	132,662	(334,082)	151,557	(471,446)
Provision for income taxes	27,628	17,140	23	40,354	57,029
Income (loss) from continuing operations net of income taxes	102,118	115,522	(334,105)	111,203	(528,475)
Income (loss) from discontinued businesses, net of tax	(4,252)	(5,545)	(8,012)	1,399	3,283
Net income (loss)	97,866	109,977	(342,117)	112,602	(525,192)
Net income (loss) attributable to noncontrolling interests	(571)	(411)	5,448	1,839	687
Net income (loss) attributable to common shareowners	$97,295	$109,566	$(336,669)	$114,441	$(524,505)
Common Share Data:
Earnings (loss) per common share
Basic
Continuing operations attributable to common shareowners	$2.12	$2.26	$(5.25)	$1.73	$(7.85)
Discontinued operations	$(0.09)	$(0.11)	$(0.13)	$0.02	$0.05
Net income (loss) attributable to common shareowners	$2.03	$2.16	$(5.38)	$1.75	$(7.80)
Diluted
Continuing operations attributable to common shareowners	$2.10	$2.24	$(5.25)	$1.72	$(7.85)
Discontinued operations	$(0.09)	$(0.11)	$(0.13)	$0.02	$0.05
Net income (loss) attributable to common shareowners	$2.01	$2.14	$(5.38)	$1.74	$(7.80)
Other Data:
Depreciation and amortization	$81,275	$85,230	$93,649	$89,962	$86,851
Capital expenditures	47,534	49,143	42,860	79,853	198,642
Balance Sheet Data (at end of period):
Cash and cash equivalents	$109,685	$68,905	$179,160	$182,574	$243,592
Working capital	143,005	209,046	293,114	345,828	317,141
Goodwill, net	208,609	197,561	198,438	508,235	457,578
Total assets	1,586,344	1,558,320	1,733,373	2,204,093	2,141,413
Total debt and capital lease obligations	666,520	717,945	700,852	492,832	515,332
Total shareowners' equity	600,805	525,583	687,423	1,375,243	1,241,286

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
Overview
We are a leading global provider of solutions that advance the drug discovery and development process, including research models and associated services and outsourced preclinical services. We provide our products and services to global pharmaceutical companies and biotechnology companies, as well as government agencies, leading hospitals and academic institutions throughout the world in order to bring drugs to market faster and more efficiently. We have built upon our core competency of in vivo biology, including laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of preclinical services - both GLP (Good Laboratory Practice) and non-GLP - which address drug discovery and development. Utilizing our broad portfolio of products and services enables our clients to create a more flexible drug development model which reduces their costs, enhances their productivity and effectiveness, and increase speed to market. We have been in business for over 65 years and currently operate approximately 65 facilities in 15 countries worldwide.
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
Over the last two years, our market for goods and services appears to have continued to stabilize. As part of our clients' efforts to improve pipeline productivity, pharmaceutical and biotechnology companies are emphasizing efficacy testing in order to eliminate molecules from the pipeline earlier in the drug development process. This trend is visible in increasing demand for our non-GLP in vivo pharmacology and drug metabolism and pharmacokinetics services. We continue to anticipate that our clients will reduce their internal capacity through closure of underutilized facilities and increase their use of these outsourced services in the future, because utilizing outsourced services enables them to create a flexible drug development model which improves operating efficiency and reduces costs.
As our clients increase focus on strategic outsourcing, our scientific expertise, operating efficiency, informational technology platforms and ability to meet each client's individual needs strongly positions us to compete for business. We continue to build momentum by formalizing the expansion of our strategic relationships with our clients. Last year, we signed a large, five-year agreement with a leading global pharmaceutical company to become the client's primary in vivo biology partner. During 2012, a large pharmaceutical company selected us as its preferred strategic partner for outsourced regulated safety assessment and development DMPK (drug metabolism and pharmacokinetics) for a three-year period. We won these strategic relationships in a highly competitive marketplace because of our broad portfolio of products and services, scientific expertise and ability to develop a customized in vivo biology program to support our client's drug development efforts. Price was a factor in the bid but we believe our scientific expertise was a key criterion.  Our ongoing discussions concerning additional strategic relationships continue as our clients focus on the logistics of outsourcing. Additionally, we continue to expand our relationships with our mid-tier and academic clients by focusing our sales and marketing efforts in order to achieve market share gains.
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

•
Improving free cash flow generation. We believe we have adequate capacity to support revenue growth in both business segments without significant additional investment for expansion. Capital expenditures were $47.5 million in the 2012 and we expect capital expenditures to be approximately $50.0 million for 2013.

•
Disciplined investment in growth businesses. We continue to maintain a disciplined focus on deployment of capital, investing in those areas of our existing business which will generate the greatest sales growth potential and profitability, such as Genetically Engineered Models and Services (GEMS), Research Animal Diagnostic Services (RADS), Discovery Research Services (DRS) and Endotoxin and Microbial Detection (EMD, formerly In Vitro) products and services. During the third quarter of 2012 we acquired Accugenix, Inc., a global provider of cGMP-compliant contract microbial identification testing, which strengthens our EMD portfolio of products and services by providing clients with state-of-the-art microbial detection services for manufacturing in the biopharmaceutical, medical device, nutraceutical and consumer care industries. In January 2013, we completed our acquisition of 75% of Vital River, the premier commercial provider of research models and related services in China. Through this acquisition, we now provides high-quality research models and associated services to the emerging China market for drug discovery and development.

Also in 2012 we opened our new biomedical diagnostic testing facility in Wilmington, Massachusetts. The state-of-the-art, 60,000-square-foot R&D services facility expands our diagnostic capabilities for research model health monitoring, clinical chemistry, hematology, biomarker assay development and immunoassay services. In addition, in 2012 we moved to a larger DRS facility in Finland to support our growth.

•
Returning value to shareholders. We are repurchasing our stock with the intent to drive immediate shareholder value and earnings per share accretion. During 2012 and 2011, we repurchased 1.7 million and 8.4 million shares, respectively. Our weighted average shares outstanding for year ending December 29, 2012 have decreased to 48.4 million shares compared to 51.3 million shares for year ending December 31, 2011. As of December 29, 2012, we had $54.8 million remaining on our $750 million stock repurchase program.

Total net sales in 2012 were $1,129.5 million, a decrease of 1.1% from $1,142.6 million in 2011. The sales decrease was due primarily to the effect of foreign currency translation which had a negative impact on sales of 2.0%. Due to the timing of our fiscal year end, we periodically recognize a "53rd week" in a fiscal year. The 53rd week in 2011 negatively impacted our 2012 sales growth by 1.1%. Our gross margin decreased to 35.0% of net sales in 2012 compared to 35.2% of net sales in 2011, due primarily to the impact of lower sales and costs associated with the consolidation of certain RMS Europe operations.
Our operating income was $165.8 million for 2012 compared to operating income of $174.3 million for 2011. Income from continuing operations, net of tax, was $102.1 million for 2012 compared to $115.5 million for 2011. The decrease in income from continuing operations was primarily due to a prior year life insurance gain and the prior year release of a valuation allowance on a tax loss related to the disposition of our Phase I clinical business. For 2012, diluted earnings per share attributable to common shareowners was $2.01 compared to a diluted loss per share of $2.14 in 2011. Net income attributable to common shareowners was $97.3 million in 2012, compared to $109.6 million in 2011.
We report two segments: Research Models and Services (RMS) and Preclinical Services (PCS), which reflects the manner in which our operating units are managed.
Our RMS segment, which represented 61.5% of net sales in 2012, includes three categories: Research Models, Research Model Services, and EMD. Research Models includes production of small and large research models as well as avian products. Research Model Services include four business units: GEMS, RADS, DRS, and Insourcing Solutions (IS). Net sales for the RMS segment decreased 1.5% compared to 2011, primarily driven by the effect of foreign currency translation which had a negative impact on sales of 2.5%. The RMS gross margin and operating margin were essentially flat at 42.2% and 29.1%, due mainly to the impact of cost savings offset by costs associated with the consolidation of certain RMS Europe operations.
Our PCS segment, which represented 38.5% of net sales in 2012, includes services required to take a drug through the development process including DRS, safety assessment and biopharmaceutical services. Sales for this segment decreased 0.6% from 2011, driven by unfavorable foreign currency, which decreased sales growth by 1.1%. partially offset by increased demand for preclinical services. We experienced a decrease in the PCS gross margin to 23.6% from 24.0% in 2011, due mainly to impairments in 2011 and cost savings in 2012 partially offset by the impact of sales mix and continued pricing pressure. The 2012 operating margin was 8.0% compared to 5.7% in 2011, mainly due to asset impairments in 2011.
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
We consider the following accounting estimates important in understanding our operating results and financial condition. For additional accounting policies see Notes to Consolidated Financial Statements-Note 1. Description of Business and Summary of Significant Accounting Policies.
Valuation and Impairment of Goodwill and Indefinite-Lived Intangible Assets
Goodwill and other indefinite-lived intangibles are not amortized and are reviewed for impairment at least annually. Valuation of goodwill requires significant judgment. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business acquisition. A significant portion of the purchase price in our acquisitions is assigned to intangible assets and goodwill. Assigning value to intangible assets requires that we use significant judgment in determining (i) the fair value and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible assets will be amortized. We utilize commonly accepted valuation techniques, such as the income approach and the cost approach, as appropriate, in establishing the fair value of long-lived assets. Typically, key assumptions include projected revenue and expense levels used in establishing the fair value of business acquisitions as well as discount rates based on an analysis of our weighted average cost of capital, adjusted for specific risks associated with the assets. Changes in the initial assumptions could lead to changes in amortization expense recorded in our future financial statements.
We perform a test for goodwill impairment annually and whenever events or circumstances make it likely the fair value of a reporting unit has fallen below its carrying amount to determine if impairment exists. Our annual goodwill impairment assessment has historically been completed in the fourth quarter.
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, otherwise known as “Step 0”. Step 0 provides entities with the option to perform a qualitative assessment to determine whether it is “more likely than not” that the reporting unit's fair value is less than its goodwill. The qualitative factors may include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of the reporting units, events affecting the reporting units, share price, etc.

As management considered whether applying purely qualitative assessment of goodwill would be sufficient (i.e. applying Step 0 without quantitative support and bypassing Step 1), management reviewed the implied “cushion” for each reporting unit as of the prior year's goodwill assessment. For the PCS reporting unit, given the relatively low cushion of approximately 15% and the preliminary 5-year strategic plan, management concluded that a quantitative analysis would be required. Therefore, management decided to proceed to Step 1 for all reporting units.

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
The second step of the goodwill impairment process, if required, measures the goodwill impairment by calculating an implied fair value of goodwill for each reporting unit for which step one indicated impairment. The implied fair value of goodwill is determined similar to the manner in which goodwill is calculated in a business combination: by measuring the excess of the estimated fair value of the reporting unit over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. In determining the fair value of assets, we utilize appraisals for the fair value of property and equipment and valuations of certain intangible assets, including client relationships.
Valuation and Impairment of Long-Lived Assets
We assess the carrying value of property, plant and equipment and definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include but are not limited to the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant negative industry or economic trends; or

•	significant changes or developments in strategy or operations that negatively affect the utilization of our long-lived assets.
Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Should we determine that the carrying value of held-for-use long-lived assets may not be recoverable, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. We may also estimate fair value based on market prices for similar assets, as appropriate. Significant judgments are required to estimate future cash flows, including the selection of appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for these assets.
Long-lived asset groups may be classified as held-for-sale when the following conditions are met: we have committed to a plan to sell the asset group and it is unlikely that significant changes will be made to the plan; the asset group is available for immediate sale in its present condition and it is probable that the sale will be completed within one year; and an active program to locate a buyer has been initiated and the asset group is being marketed at a sale price that is reasonable in relation to its current fair value. Should we determine that the carrying value of held-for-sale long-lived assets exceeds its fair value, we will measure any impairment based on this difference. Subsequent adjustments to the carrying amount of held-for-sale assets based on changes in fair value are recorded but only to the extent of the carrying amount of the asset group when it entered the held-for-sale category.
Revenue Recognition
We recognize revenue related to our products, which include research models, EMD technology and vaccine support products, when persuasive evidence of an arrangement exists, generally in the form of client purchase orders, title and risk of loss have transferred, which occurs upon delivery of the products, the sales price is fixed or determinable and collectability is reasonably assured. These recognition criteria are met at the time the product is delivered to the client's site. Product sales are recorded net of returns upon delivery. For large models, in some cases clients pay in advance of delivery of the product. These advances are deferred and recognized as revenue upon delivery of the product.
Our service revenue is generally evidenced by client contracts. Our service revenue is recognized upon the completion of the agreed upon performance criteria. These performance criteria are generally in the form of either study protocols or specified activities or procedures that we are engaged to perform. These performance criteria are established by our clients and do not contain acceptance provisions based upon the achievement of certain study or laboratory testing results. Revenue of agreed upon rate per unit contracts is recognized as services are performed, based upon rates specified in the contract. Revenue of fixed fee contracts is recognized as services are performed in relation to the total estimated costs to complete procedures specified by clients in the form of study protocols. In general, such amounts become billable in accordance with predetermined payment schedules, but are recognized as revenue as services are performed. Revisions in estimated effort to complete the contract are reflected in the period in which the change became known.

Deferred and unbilled revenue are recognized in our consolidated balance sheets. In some cases, a portion of the contract fee is paid at the time the study is initiated. These advances are recorded as deferred revenue and recognized as revenue as services are performed. Conversely, in some cases, revenue is recorded based on the level of service performed in advance of billing the client and recognized as unbilled receivable. As of December 29, 2012, based on the difference between the estimated level of services performed and the billing arrangements defined by our service contracts, we recorded unbilled revenue of $32.5 million and deferred revenue of $56.4 million in our consolidated balance sheet.
Service revenue from our businesses can be categorized as follows:

•
Safety assessment services provide highly specialized toxicology studies to evaluate the safety and toxicity of new pharmaceutical molecules and materials used in medical devices. It also includes pathology services, which provide the ability to identify and characterize pathologic changes within tissues and cells in determining the safety of a new compound. The safety assessment services arrangements typically range from one to six months but can range up to approximately 24 months in length. These agreements are primarily negotiated for a fixed fee and also include unit-based pricing.

•
RADS services monitor and analyze the health and genetics of research models used in research protocols. These laboratory service arrangements are generally completed within a one-month period and are also of a fixed fee nature.

•
GEMS services include validating, maintaining, breeding and testing research models for biomedical research activities. These services are long-term and are recognized as revenue monthly based on agree-upon fixed price per unit.

•
Discovery Research Services (DRS), which provides non-GLP efficacy studies and other services required as drugs progress through the development pipeline, range between one month and five years. Revenue for these services is recognized as the services are performed.

•
Insourcing Solutions (IS) services provides management of animal care operations on behalf of government, academic, pharmaceutical and biotechnology organizations. These services are billed and recognized as revenue at a fixed rate per hour.

•	EMD services provide contract microbial identification testing. These services are generally completed in less than 30 days and are billed, and recognized as revenue, upon completion and billing.
Pension Plan Accounting
Our defined benefit pension plans' assets, liabilities and expenses are calculated by accredited independent actuaries using certain assumptions which are approved by management. The actuarial computations require the use of assumptions to estimate the total benefits ultimately payable to employees and allocate this cost to the service periods. The key assumptions used to calculate pension costs are determined and reviewed annually by management after consulting with outside investment advisers and actuaries. The key assumptions include the discount rate, the expected return on plan assets and expected future rate of salary increases. In addition, our actuaries determine the expense or liability of the plan using other assumptions for future experiences such as withdrawal and mortality rate. The assumed discount rate, which is intended to be the actual rate at which benefits could effectively be settled, is adjusted based on the change in the long-term bond yield as of the measurement date. As of December 29, 2012, the weighted‑average discount rate for our pension plans was 4.13%. As of December 29, 2012, we had a pension liability of $44.4 million.
The assumed expected return on plan assets is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants. This includes considering the asset allocation and expected returns likely to be earned over the life of the plan. If the actual return is different from the assumed expected return in plan assets, the difference would be amortized over a period of approximately 15 to 20 years. The estimated effect of a 1.0% change in the expected rate of return would increase or decrease pension expense by $2.4 million.
Stock-based Compensation
We recognize compensation expense for all stock-based payment awards made to employees and directors including employee stock options and restricted stock awards based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the estimated fair value of the award and is recognized as expense on a straight-line basis over the requisite service period which is generally the vesting period. During the year ended December 29, 2012, we recognized $21.9 million of stock compensation expense associated with stock options, restricted stock and performance based stock awards. We estimate the fair value of stock options using the Black-Scholes option‑pricing model and the fair value of our restricted stock awards and restricted stock units based on the quoted market price of our common stock. We recognize the associated compensation expense on a straight-line basis over the vesting periods of the awards, net of estimated forfeitures. Forfeiture rates are estimated based on historical pre-vesting forfeitures and are updated on a quarterly basis to reflect actual forfeitures of unvested awards.
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
We record deferred tax assets for stock-based awards based on the amount of stock-based compensation recognized in our Consolidated Statements of Income at the statutory tax rate in the jurisdiction in which we will receive a tax deduction. Differences between the deferred tax assets and the actual tax deduction reported on our income tax returns are recorded in additional paid-in capital. If the tax deduction is less than the deferred tax asset, the calculated shortfall reduces our pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase our income tax expense. Our pool of excess tax benefits is computed in accordance with the long form method.
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
As of December 29, 2012, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $155.1 million. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to additional U.S. Federal and state income taxes and foreign income and withholding taxes, which could be material. It is our policy to indefinitely reinvest the earnings of our non-U.S. subsidiaries unless they can be repatriated in a manner that generates a tax benefit or an unforeseen cash need arises in the United States and the earnings can be repatriated in a manner that is substantially tax free. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable due to the complexities with the hypothetical calculation. Additionally, the amount of the liability is dependent upon the circumstances existing if and when the remittance occurs.
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

Results of Operations
The following table summarizes historical results of operations as a percentage of net sales for the periods shown:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Net sales	100.0%	100.0%	100.0%
Cost of products sold and services provided	65.0%	64.8%	66.1%
Selling, general and administrative expenses	18.4%	17.4%	20.5%
Goodwill impairment	—%	—%	26.9%
Asset impairments	0.3%	0.7%	8.1%
Termination fee	—%	—%	2.6%
Amortization of other intangibles	1.6%	1.9%	2.2%
Operating income (loss)	14.7%	15.3%	(26.3)%
Interest income	0.1%	0.1%	0.1%
Interest expense	3.0%	3.7%	3.1%
Provision for income taxes	2.4%	1.5%	—%
Discontinued operations	(0.4)%	(0.5)%	(0.7)%
Noncontrolling interests	(0.1)%	—%	0.5%
Net income (loss) attributable to common shareowners	8.6%	9.6%	(29.7)%
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

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
	(dollars in millions)
Net sales:
Research models and services	$695.1	$705.4	$667.0
Preclinical services	434.4	437.2	466.4
Cost of products sold and services provided:
Research models and services	401.8	408.1	388.6
Preclinical services	332.1	332.3	360.0
Goodwill impairment:
Preclinical services	—	—	305.0
Termination fee	—	—	30.0
Asset impairment
Research models and services	3.5	0.7	0.8
Preclinical services	—	6.8	90.6
Selling, general and administrative expenses:
Research models and services	81.0	83.6	85.8
Preclinical services	56.0	58.1	73.4
Unallocated corporate overhead	71.2	56.9	73.3
Amortization of other intangibles:
Research models and services	6.4	6.7	7.3
Preclinical services	11.7	15.0	17.1
Operating income (loss):
Research models and services	$202.4	$206.3	$184.5
Preclinical services	$34.6	$24.9	(379.7)
Unallocated corporate overhead	$(71.2)	$(56.9)	(103.3)

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Net sales:
Research models and services	61.5%	61.7%	58.8%
Preclinical services	38.5%	38.3%	41.2%
Cost of products sold and services provided:
Research models and services	57.8%	57.9%	58.3%
Preclinical services	76.4%	76.0%	77.2%
Goodwill impairment:
Preclinical services	—%	—%	65.4%
Asset impairment:
Research models and services	0.5%	0.1%	0.1%
Preclinical services	—%	1.6%	19.4%
Termination fee	—%	—%	—%
Selling, general and administrative expenses:
Research models and services	11.6%	11.8%	12.9%
Preclinical services	12.9%	13.3%	15.8%
Unallocated corporate overhead	—%	—%	—%
Amortization of other intangibles:
Research models and services	0.9%	1.0%	1.1%
Preclinical services	2.7%	3.4%	3.7%
Operating income:
Research models and services	29.1%	29.2%	27.7%
Preclinical services	8.0%	5.7%	(81.4)%
Unallocated corporate overhead	(6.3)%	(5.0)%	(9.1)%

Fiscal 2012 Compared to Fiscal 2011
Net Sales. Net sales for the year ending December 29, 2012 were $1,129.5 million, a decrease of $13.1 million, or 1.1%, from $1,142.6 million for the year ending December 31, 2011, due primarily to unfavorable foreign currency translation of 2.0%.
Research Models and Services. For the year ending December 29, 2012, net sales for our RMS segment were $695.1 million, a decrease of $10.3 million, or 1.5%, from $705.4 million for the year ending December 31, 2011. The decrease was due primarily to unfavorable foreign currency translation which decreased sales by 2.5% and lower sales of research models partially offset by increased sales for EMD and research model services.
Preclinical Services. For the year ending December 29, 2012, net sales for our PCS segment were $434.4 million, a decrease of $2.8 million, or 0.6%, from $437.2 million for the year ending December 31, 2011. The sales decrease was driven by unfavorable foreign currency translation of 1.1% and reduced biopharmaceutial spending partially offset by increased demand for preclinical services.
Cost of Products Sold and Services Provided. Cost of products sold and services provided during 2012 was $733.9 million, a decrease of $6.5 million, or 0.9%, from $740.4 million during 2011. Cost of products sold and services provided during the year ending December 29, 2012 was 65.0% of net sales, compared to 64.8% during the year ending December 31, 2011.
Research Models and Services. Cost of products sold and services provided for RMS during 2012 was $401.8 million, a decrease of $6.3 million, or 1.5%, compared to $408.1 million in 2011. Cost of products sold and services provided for the year ending December 29, 2012 decreased to 57.8% of net sales compared to 57.9% of net sales for the year ending December 31, 2011. The decrease in cost as a percentage of sales was due primarily to the effect of our cost-savings actions partially offset by the effect of lower sales on our fixed cost base.
Preclinical Services. Cost of services provided for the PCS segment during 2012 was $332.1 million, a decrease of $0.2 million, compared to $332.3 million in 2011. Cost of services provided as a percentage of net sales was 76.4% during the year ending December 29, 2012, compared to 76.0% for the year ending December 31, 2011. The increase in cost of services provided as a percentage of net sales was primarily due to the impact of lower sales on our fixed cost base and the performance of client protocols under an expanded preferred provider agreement with a global pharmaceutical client partially offset by our cost-savings actions.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ending December 29, 2012 were $208.2 million, an increase of $9.6 million, or 4.8%, from $198.6 million for the year ending December 31, 2011. Selling, general and administrative expenses during 2012 were 18.4% of net sales compared to 17.4% for the year ending December 31, 2011. The increase in selling, general and administrative expenses as a percent of sales was primarily due to a prior year insurance gain of $7.7 million partially offset by the impact of our cost saving-actions.
Research Models and Services. Selling, general and administrative expenses for RMS for 2012 were $81.0 million, a decrease of $2.6 million, or 3.1%, compared to $83.6 million in 2011. Selling, general and administrative expenses decreased as a percentage of sales to 11.6% for the year ending December 29, 2012 from 11.8% for the year ending December 31, 2011. The decrease in selling, general and administrative expenses as a percent of sales was primarily due to cost-savings actions and the insurance settlement related related to our Japan operations.
Preclinical Services. Selling, general and administrative expenses for the PCS segment during 2012 were $56.0 million, a decrease of $2.1 million, or 3.6%, compared to $58.1 million during 2011. Selling, general and administrative expenses for the year ending December 29, 2012 decreased to 12.9% of net sales, compared to 13.3% of net sales for the year ending December 31, 2011, due mainly to the benefit of cost-savings actions.
Unallocated Corporate Overhead. Unallocated corporate overhead, which consists of various costs primarily associated with activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions, was $71.2 million during the year ending December 29, 2012, compared to $56.9 million during the year ending December 31, 2011. The increase was primarily due to a prior year life insurance gain of $7.7 million in 2011 and higher 2012 costs related to the evaluation of acquisitions partially offset by cost-savings actions and tight expense control.

Asset Impairment. For the year ending December 29, 2012, we recorded asset impairments of $3.5 million for RMS primarily associated with the consolidation of certain RMS Europe operations. For the year ending December 31, 2011, we recorded an asset impairment of $7.5 million composed of a $6.8 million impairment of our PCS in-process research and development cost and an $0.7 impairment of an RMS facility no longer in use.
Amortization of Other Intangibles. Amortization of other intangibles for the year ending December 29, 2012 was $18.1 million, a decrease of $3.7 million, from $21.8 million for the year ending December 31, 2011. Amortization expense decreased as a percentage of sales to 1.6% for the year ending December 29, 2012, from 1.9% for the year ending December 31, 2011.
Research Models and Services. In 2012, amortization of other intangibles for our RMS segment was $6.4 million, a decrease of $0.3 million from $6.7 million in December 31, 2011.
Preclinical Services. For the year ending December 29, 2012, amortization of other intangibles for our PCS segment was $11.7 million, a decrease of $3.3 million from $15.0 million for the year ending December 31, 2011.
Operating Income. Operating income for the year ending December 29, 2012 was $165.8 million, an decrease of $8.5 million compared to $174.3 million for the year ending December 31, 2011. Operating income as a percentage of net sales for the year ending December 29, 2012 was14.7% compared to 15.3% the year ending December 31, 2011, due primarily to the impact of lower sales on our fixed cost base offset by cost savings actions.
Research Models and Services. For 2012, operating income for our RMS segment was $202.4 million, a decrease of $3.9 million, or 1.9%, from $206.3 million in 2011. Operating income as a percentage of net sales for the year ending December 29, 2012 remained essentially flat at 29.1%, compared to the year ending December 31, 2011, due primarily to the impact of lower sales on our fixed cost base offset by cost savings actions.
Preclinical Services. For the year ending December 29, 2012, operating income for our PCS segment was $34.6 million, an increase of $9.7 million compared to $24.9 million for the year ending December 31, 2011. Operating income as a percentage of net sales increased to 8.0% in 2012 compared to 5.7% of net sales in December 31, 2011. The increase in operating income as a percentage of net sales was primarily due to the cost savings actions and lower amortization.
Unallocated Corporate Overhead. Unallocated corporate overhead was $71.2 million during the year ending December 29, 2012, compared to $56.9 million during the year ending December 31, 2011. The increase was primarily due to a prior year life insurance gain of $7.7 million and costs related to the evaluation of acquisitions partially offset by cost-savings actions and tight expense control.
Interest Expense. Interest expense for 2012 was $33.3 million, compared to $42.6 million in 2011. The decrease was due to decreased debt balances and lower interest rates.
Interest Income. Interest income for 2012 was $0.6 million, compared to $1.4 million for 2011 due to lower cash balances and lower interest rates on invested funds.
Income Taxes. Income tax expense in 2012 was $27.6 million, compared to $17.1 million in December 31, 2011. Our effective tax rate was 21.3% in 2012, compared to 12.9% in 2011. The 2012 effective tax rate reflects a benefit from the settlement of the tax litigation related to the 2003 and 2004 Scientific Research and Experimental Development credits (SR&ED) claimed by our Preclinical services facility in Montreal. The 2012 effective tax rate also reflects increased benefits due to earnings mix and current year SR&ED claims. The effective tax rate for 2011 reflects benefits due to releasing a valuation allowance on a tax loss incurred with the disposition of the our Phase I clinical business in the first quarter of 2011, a non-taxable gain on a settlement of a life insurance policy, a settlement of a German tax audit, and the impact of declines in statutory tax rates in the United Kingdom and Japan.
Net Income Attributable to Common Shareowners. Net income attributable to common shareowners for the year ending December 29, 2012 was $97.3 million compared to $109.6 million for the year ending December 31, 2011.

Fiscal 2011 Compared to Fiscal 2010
Net Sales. Net sales for the year ending December 31, 2011 were $1,142.6 million, an increase of $9.2 million, or 0.8%, from $1,133 million for the year ending December 25, 2010, due primarily to increased sales for RMS and favorable foreign currency translation of 2.2% partially offset by lower PCS sales.
Research Models and Services. For the year ending December 31, 2011, net sales for our RMS segment were $705.4 million, an increase of $38.4 million, or 5.8%, from $667.0 million for the year ending December 25, 2010, due primarily to higher EMD sales and increased Research Model Services. The effect of favorable foreign currency translation increased sales by 2.7%.
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
Preclinical Services. For the year ending December 31, 2011, operating income for our PCS segment was $24.9 million, an increase from a loss of $379.7 million for the year ending December 25, 2010. Operating income as a percentage of net sales increased to 5.7% in 2011 compared to (81.4)% of net sales in 2010. The increase in operating income as a percentage of net sales was primarily due to the asset impairment and goodwill impairment in 2010.
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
Our principal sources of liquidity have been our cash flow from operations and proceeds from our long-term debt and revolving credit arrangements.
Our credit agreement dated September 23, 2011 provides for a $299.8 million term loan, a €69.4 million Euro term loan and a $350 million revolving credit facility. Under specified circumstances, we have the ability to increase the term loans and/or revolving line of credit by up to $250 million in the aggregate. The term loan facility matures in 20 quarterly installments with the last installment due September 23, 2016. The $350 million revolving facility also matures on September 23, 2016 and requires no scheduled payment before that date. The book value of our term and revolving loans approximates fair value. We also had $5.0 million outstanding under letters of credit as of December 29, 2012.
In 2006, we issued $350.0 million of 2.25% Convertible Senior Notes (the 2013 Notes) due June 2013. At December 29, 2012, the fair value of the 2013 Notes was approximately $351.7 million based on their quoted market value. During the fourth quarter of 2012, no conversion triggers were met. Upon maturity in June 2013, we intend to settle the principal balance of the 2013 Notes in cash and any additional amount due to the conversion feature in cash or shares. To meet the cash requirements at maturity, we intend to use the existing capacity on our credit agreement, our existing cash and marketable securities or other financing alternatives, which could include increases to term loans and/or obtaining financing through other lenders.
Cash and cash equivalents totaled $109.7 million at December 29, 2012, compared to $68.9 million at December 31, 2011. At December 29, 2012, cash and cash equivalents was comprised of $10.7 million held in the United States and $99.0 million held by non-U.S. subsidiaries. At December 31, 2011, cash and cash equivalents was comprised of $0.4 million held in the United States and $68.5 million held by non-U.S. subsidiaries. The decline in cash in the U.S. was primarily due to share repurchases and capital expenditures while the decline in cash outside the U.S. was primarily due to capital expenditures and prepayments on the Euro term loan. We were able to maintain liquidity by having the ability to borrow on our revolving line of credit. In addition to our cash and cash equivalents, as of December 29, 2012, we had $6.8 million in marketable securities, which was held by non-U.S. subsidiaries.
In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of 2012, as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax-free. During the third quarter of 2011, we restructured our international operations in a tax-free manner to allow us more flexibility in accessing our offshore cash to fund needs outside the U.S.
In October 2012, we entered into an agreement to acquire a 75% majority ownership interest of Vital River, a commercial provider of research models and related services in China, for approximately $26.8 million in cash, subject to certain closing adjustments. The acquisition closed in January 2013.
Net cash provided by operating activities for the years ending December 29, 2012 and December 31, 2011 was $208.0 million and $206.8 million, respectively. The increase in cash provided by operations was primarily due to taxes payable, deferred revenue and accrued compensation partially offset by net income and trade receivables. Our days sales outstanding (DSO) increased to 51 days as of December 29, 2012 compared to 48 days as of December 31, 2011. Our DSO includes deferred revenue as an offset to accounts receivable in the calculation. The increase in our DSO was primarily driven by slower collections and decreased deferred revenue. Our net cash provided by operating activities will be impacted by future timing of client payments for products and services as evidenced in our DSO. A one-day increase or decrease in our DSO represents a change of approximately $3.1 million of cash provided by operating activities. Our allowance for doubtful accounts was $4.3 million as of December 29, 2012 compared to $4.0 million as of December 31, 2011.
Net cash used in investing activities for the years ending December 29, 2012 and December 31, 2011 was $55.0 million and $36.6 million, respectively. During 2012, we acquired Accugenix Inc. for $16.9 million, net of cash acquired. During the fourth quarter of 2012, we announced our intended acquisition of Vital River for $26.8 million in cash, which closed in the first quarter of 2013. As part of the acquisition agreement, we acquired the right, but not the obligation, to purchase the remaining 25% of Vital River at fair value for cash in January 2016. In addition, the non-controlling interest holders have the right, but not the obligation, to sell their 25% interest to us at fair value for cash beginning in January 2016. Our capital expenditures during 2012 were $47.5 million, of which $36.9 million was related to RMS and $10.7 million to PCS. For 2012, we project capital expenditures to be approximately $50.0 million. We anticipate that future capital expenditures will be funded by operating activities, marketable securities and existing credit facilities. During 2012 and 2011, we had net marketable security sales (purchases) of $6.6 million and $7.1 million, respectively.
Net cash used in financing activities for the years ending December 29, 2012 and December 31, 2011 was $111.1 million and $271.8 million, respectively. For the years ending December 29, 2012 and December 31, 2011, net payments from long-term borrowings were $66.2 million and $2.2 million and we purchased $64.2 million and $283.8 million of treasury stock, respectively. As of December 29, 2012, we had $54.8 million remaining for approved open market treasury stock purchases.
Minimum future payments of our contractual obligations at December 29, 2012 are as follows (in millions)

Contractual Obligations (in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Debt	$673.2	$141.4	$104.9	$426.9	$—
Interest payments	78.1	26.4	42.3	9.4	—
Operating leases	64.5	15.4	21.7	13.1	14.3
Pension and supplemental retirement benefits	117.1	7.9	15.9	30.3	63.0
Total contractual cash obligations	$932.9	$191.1	$184.8	$479.7	$77.3
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
Recent Accounting Pronouncements
In June 2011, the FASB issued an accounting standard update to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The update also requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components, followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. This amendment became effective for us on January 1, 2012 and was applied retrospectively.
In September 2011, the FASB issued an accounting standard update related to the goodwill impairment test. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing companies with the option of performing a qualitative assessment to determine whether future impairment testing is necessary. The revised standard was effective for us on January 1, 2012 and was applied prospectively.
In February 2013, The FASB issued an accounting standard update related to Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The revised standard requires companies to present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. This amendment will become effective for us on January 1, 2013 and will be applied retrospectively.

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
Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $6.4 million on a pre-tax basis. The book value of our debt approximates fair value.
We issued $350.0 million of the 2013 Notes in a private placement in the second quarter of 2006. The 2013 Notes bear an interest rate of 2.25%. The fair market value of the outstanding notes was approximately $351.7 million on December 29, 2012 based on their quoted market value.
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
During 2012, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on client transactions and certain balance sheet items, including intercompany loans. The foreign currency contract outstanding as of December 29, 2012 is a non-designated hedge, and is marked to market with changes in fair value recorded to earnings.

Item 8.    Financial Statements and Supplementary Data

Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that the Company did not maintain effective internal control over financial reporting as of December 29, 2012 due to a material weakness related to the design and operation of certain controls over information technology, business processes and financial reporting. Specifically, the Company identified deficiencies with respect to the design and operation of controls over segregation of duties, restricted access, changes to vendor and customer master data, transaction level and financial close controls which aggregated to a material weakness in internal control over financial reporting as the deficiencies could result in a misstatement to the Company's annual or interim consolidated financial statements that would be material that would not be prevented or detected.
The effectiveness of our internal control over financial reporting as of December 29, 2012 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareowners of Charles River Laboratories International, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Charles River Laboratories International, Inc. and its subsidiaries at December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 29, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the design and operation of certain controls over information technology, business processes and financial reporting existed at that date. Specifically, the company identified deficiencies with respect to controls over segregation of duties, restricted access, changes to vendor and customer master data, transaction level and financial close which aggregated to a material weakness in internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 8.  We considered the material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 29, 2012 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 27, 2013

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Net sales related to products	$467,944	$483,309	$458,623
Net sales related to services	661,586	659,338	674,793
Net sales	1,129,530	1,142,647	1,133,416
Costs and expenses
Cost of products sold	255,409	267,966	252,962
Cost of services provided	478,492	472,439	495,694
Selling, general and administrative	208,248	198,648	232,489
Goodwill impairment	—	—	305,000
Asset impairments	3,548	7,492	91,378
Termination fee	—	—	30,000
Amortization of other intangibles	18,068	21,796	24,405
Operating income (loss)	165,765	174,306	(298,512)
Other income (expense)
Interest income	589	1,353	1,186
Interest expense	(33,342)	(42,586)	(35,279)
Other, net	(3,266)	(411)	(1,477)
Income (loss) from continuing operations, before income taxes	129,746	132,662	(334,082)
Provision for income taxes	27,628	17,140	23
Income (loss) from continuing operations, net of income taxes	102,118	115,522	(334,105)
(Loss) from discontinued operations, net of taxes	(4,252)	(5,545)	(8,012)
Net income (loss)	97,866	109,977	(342,117)
Less: Net loss (income) attributable to noncontrolling interests	(571)	(411)	5,448
Net income (loss) attributable to common shareowners	$97,295	$109,566	$(336,669)
Earnings (loss) per common share
Basic:
Continuing operations attributable to common shareowners	$2.12	$2.26	$(5.25)
Discontinued operations	$(0.09)	$(0.11)	$(0.13)
Net income (loss) attributable to common shareowners	$2.03	$2.16	$(5.38)
Diluted:
Continuing operations attributable to common shareowners	$2.10	$2.24	$(5.25)
Discontinued operations	$(0.09)	$(0.11)	$(0.13)
Net income (loss) attributable to common shareowners	$2.01	$2.14	$(5.38)

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts)

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Net income (loss)	$97,866	$109,977	$(342,117)
Foreign currency translation adjustment
Write-off of currency translation adjustment for liquidated entities	636	—	—
Foreign currency translation adjustment for the period	4,682	(12,264)	(10,304)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) for the period	209	(325)	853
Add: reclassification adjustment for losses included in net income	712	—	—
Defined benefit plan gains (losses) and prior service costs not yet recognized as components of net periodic pension cost:
Prior service cost and losses for the period	(8,634)	(23,728)	(11,579)
Amortization of prior service costs and net gains and losses	2,772	1,068	804
Comprehensive income (loss), before tax	98,243	74,728	(362,343)
Income tax (benefit) related to items of other comprehensive income	(1,677)	(6,272)	(8,642)
Comprehensive income (loss), net of tax	99,920	81,000	(353,701)
Less: comprehensive income (loss) related to noncontrolling interests	615	476	(5,630)
Comprehensive income (loss) attributable to common shareholders	$99,305	$80,524	$(348,071)

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 29, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$109,685	$68,905
Trade receivables, net	203,001	184,810
Inventories	88,470	92,969
Other current assets	83,601	79,052
Current assets of discontinued businesses	495	107
Total current assets	485,252	425,843
Property, plant and equipment, net	717,020	738,030
Goodwill, net	208,609	197,561
Other intangible assets, net	84,922	93,437
Deferred tax asset	38,554	44,804
Other assets	48,659	57,659
Long-term assets of discontinued businesses	3,328	986
Total assets	$1,586,344	$1,558,320
Liabilities and Equity
Current liabilities
Current portion of long-term debt and capital leases	$139,384	$14,758
Accounts payable	31,218	34,332
Accrued compensation	46,951	41,602
Deferred revenue	56,422	56,530
Accrued liabilities	45,208	54,377
Other current liabilities	21,262	14,033
Current liabilities of discontinued businesses	1,802	1,165
Total current liabilities	342,247	216,797
Long-term debt and capital leases	527,136	703,187
Other long-term liabilities	104,966	108,451
Long-term liabilities of discontinued businesses	8,795	2,522
Total liabilities	983,144	1,030,957
Commitments and contingencies
Shareowners' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 79,607,981 issued and 48,220,037 shares outstanding at December 29, 2012 and 78,473,888 issued and 48,875,715 shares outstanding at December 31, 2011	796	785
Capital in excess of par value	2,097,316	2,056,921
Accumulated deficit	(368,301)	(465,596)
Treasury stock, at cost, 31,387,944 shares and 29,598,173 shares at December 29, 2012 and December 31, 2011, respectively	(1,135,609)	(1,071,120)
Accumulated other comprehensive income	6,603	4,593
Total shareowners' equity	600,805	525,583
Noncontrolling interests	2,395	1,780
Total equity	603,200	527,363
Total liabilities and equity	$1,586,344	$1,558,320

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Cash flows relating to operating activities
Net income (loss)	$97,866	$109,977	$(342,117)
Less: Loss from discontinued operations	(4,252)	(5,545)	(8,012)
Income (loss) from continuing operations	102,118	115,522	(334,105)
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	81,275	85,230	93,649
Amortization of debt issuance costs and discounts	17,622	20,010	19,777
Goodwill impairment	—	—	305,000
Impairment charges	3,548	7,492	91,378
Non-cash compensation	21,855	21,706	25,526
Deferred income taxes	1,311	(8,668)	(42,342)
Other, net	6,316	(7,436)	1,797
Changes in assets and liabilities:
Trade receivables	(16,266)	7,669	(5,640)
Inventories	785	3,766	1,989
Other assets	(296)	505	(2,131)
Accounts payable	(3,257)	2,208	71
Accrued compensation	4,612	(7,412)	4,482
Deferred revenue	(915)	(9,515)	(4,209)
Accrued liabilities	(7,050)	(1,355)	5,501
Taxes payable and prepaid taxes	2,331	(13,782)	13,087
Other liabilities	(5,983)	(9,098)	(5,594)
Net cash provided by operating activities	208,006	206,842	168,236
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(16,861)	—	—
Capital expenditures	(47,534)	(49,143)	(42,860)
Purchases of investments	(18,537)	(24,556)	(27,600)
Proceeds from sale of investments	25,156	31,607	72,464
Other, net	2,786	5,447	950
Net cash provided by (used in) investing activities	(54,990)	(36,645)	2,954
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	74,116	250,708	579,372
Proceeds from exercises of stock options and warrants	18,359	20,625	4,492
Payments on long-term debt, capital lease obligation and revolving credit agreement	(140,347)	(252,965)	(381,535)
Purchase of treasury stock and Accelerated Stock Repurchase Program	(64,189)	(283,795)	(356,527)
Other, net	940	(6,359)	(13,697)
Net cash used in financing activities	(111,121)	(271,786)	(167,895)
Discontinued operations
Net cash provided by (used in) operating activities	(106)	(1,559)	777
Net cash provided by investing activities	—	—	2,807
Net cash provided by (used in) discontinued operations	(106)	(1,559)	3,584
Effect of exchange rate changes on cash and cash equivalents	(1,009)	(7,107)	(10,293)
Net change in cash and cash equivalents	40,780	(110,255)	(3,414)
Cash and cash equivalents, beginning of period	68,905	179,160	182,574
Cash and cash equivalents, end of period	$109,685	$68,905	$179,160
Supplemental cash flow information
Cash paid for interest	$15,145	$22,321	$16,140
Cash paid for taxes	$17,032	$29,124	$22,068
Capitalized interest	$467	$298	$56
Assets acquired under capital lease	$69	$—	$—

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Total	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Treasury Stock	Non-controlling Interest
Balance at December 26, 2009	$1,373,824	$(238,493)	$45,037	$771	$2,038,455	$(470,527)	$(1,419)
Components of comprehensive income, net of tax:
Net income (loss)	(342,117)	(336,669)					(5,448)
Other comprehensive income (loss)	(11,584)		(11,402)				(182)
Total comprehensive income (loss)	(353,701)						(5,630)
Tax detriment associated with stock issued under employee compensation plans	(926)				(926)
Dividends paid noncontrolling interest	(270)						(270)
Purchase of noncontrolling interest in PCS-China	(4,000)				(12,623)		8,623
Issuance of stock under employee compensation plans	4,590			4	4,586
Acquisition of treasury shares	(298,172)			—	—	(298,172)
Accelerated Stock Repurchase equity instrument	(58,355)				(58,355)
Stock-based compensation	25,737				25,737
Balance at December 25, 2010	$688,727	$(575,162)	$33,635	$775	$1,996,874	$(768,699)	$1,304
Components of comprehensive income, net of tax:
Net income	109,977	109,566					411
Other comprehensive income (loss)	(28,977)		(29,042)				65
Total comprehensive income	81,000						476
Tax detriment associated with stock issued under employee compensation plans	(802)				(802)
Issuance of stock under employee compensation plans	20,527			10	20,517
Acquisition of treasury shares	(269,655)				32,766	(302,421)
Accelerated Stock Repurchase equity instrument	(14,140)				(14,140)
Stock-based compensation	21,706				21,706
Balance at December 31, 2011	$527,363	$(465,596)	$4,593	$785	$2,056,921	$(1,071,120)	$1,780
Components of comprehensive income, net of tax:
Net income	97,866	97,295					571
Other comprehensive income	2,054		2,010				44
Total comprehensive income	99,920						615
Tax benefit associated with stock issued under employee compensation plans	125				125
Issuance of stock under employee compensation plans	18,426			11	18,415
Acquisition of treasury shares	(64,489)				—	(64,489)
Stock-based compensation	21,855				21,855
Balance at December 29, 2012	$603,200	$(368,301)	$6,603	$796	$2,097,316	$(1,135,609)	$2,395

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
Trade Receivables
We record trade receivables net of an allowance for doubtful accounts. We establish an allowance for doubtful accounts which we believe is adequate to cover anticipated losses on the collection of all outstanding trade receivable balances. The adequacy of the doubtful account allowance is based on historical information, a review of major client accounts receivable balances and management's assessment of current economic conditions. We reassess the allowance for doubtful accounts each quarter. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Provisions to the allowance for doubtful accounts amount to $947 in 2012, $426 in 2011 and $1,536 in 2010. Write offs to the allowance for doubtful accounts amounted to $697 in 2012, $1,228 in 2011 and $1,541 in 2010.
The composition of net trade receivables is as follows:

	December 29, 2012	December 31, 2011
Client receivables	$174,774	$159,381
Unbilled revenue	32,494	29,446
Total	207,268	188,827
Less allowance for doubtful accounts	(4,267)	(4,017)
Net trade receivables	$203,001	$184,810
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. We place our cash and cash equivalents in various financial institutions with high credit rating and limit the amount of credit exposure to any one financial institution. Our trade receivables are from clients in the pharmaceutical and biotechnology industries. No single client accounted for more than 5% of our net sales or trade receivables for any period presented.

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
During the first quarter of 2012, we sold our auction rate securities for $11,260 in cash and recorded a realized loss of $712, which is included in other income (expense). We held no auction rate securities as of December 29, 2012. As of December 31, 2011, our marketable securities included auction rate securities, which are variable-rate debt instruments.
The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	December 29, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$6,781	$—	$—	$6,781
Auction rate securities	—	—	—	—
	$6,781	$—	$—	$6,781

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$5,359	$—	$—	$5,359
Auction rate securities	11,972	—	(921)	11,051
	$17,331	$—	$(921)	$16,410
Maturities of debt securities were as follows:

	December 29, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$6,781	$6,781	$5,359	$5,359
Due after one year through five years	—	—	—	—
Due after ten years	—	—	11,972	11,051
	$6,781	$6,781	$17,331	$16,410
Inventories
Inventories are stated at the lower of cost, determined principally on the average cost method, or market. The determination of market value involves assessment of numerous factors, including costs to dispose of inventory and estimated selling price. Inventory costs for small models are based upon the average cost to produce specific models and strains. Costs for large models are accumulated in inventory by specific model. Inventory costs for both small and large models are charged to cost of sales in the period the models are sold. Reserves are recorded to reduce the carrying value for inventory determined damaged, obsolete or otherwise unable to be sold. During 2012, we recorded an inventory write-off of $953 associated with a dispute concerning large model inventory held by a vendor which we believe to be non-recoverable.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The composition of inventories is as follows:

	December 29, 2012	December 31, 2011
Raw materials and supplies	$14,525	$13,987
Work in process	11,082	13,533
Finished products	62,863	65,449
Inventories	$88,470	$92,969
Other Current Assets
Other current assets consist of assets we intend to settle within the next twelve months.

	December 29, 2012	December 31, 2011
Prepaid assets	$20,404	$22,828
Deferred tax asset	30,018	30,894
Marketable securities	6,781	5,359
Prepaid income tax	26,169	19,742
Restricted cash	229	229
Other current assets	$83,601	$79,052
Property, Plant and Equipment
Property, plant and equipment, including improvements that significantly add to productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed as incurred. We capitalize interest on certain capital projects which amounted to $467 in 2012, $298 in 2011 and $56 in 2010, respectively. We also capitalize internal and external costs incurred during the application development stage of internal use software. Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: buildings, 20 to 40 years; machinery and equipment, 3 to 20 years; furniture and fixtures, 5 to 10 years; vehicles, 3 to 5 years; computer hardware and software 3 to 8 years and leasehold improvements, the shorter of estimated useful life or the lease periods. We begin to depreciate capital projects in the first full month the asset is placed in service.
The composition of net property, plant and equipment is as follows:

	December 29, 2012	December 31, 2011
Land	$40,812	$40,517
Buildings	697,547	696,275
Machinery and equipment	356,960	332,683
Leasehold improvements	34,916	29,975
Furniture and fixtures	25,681	26,775
Vehicles	3,736	5,226
Computer hardware and software	107,171	105,563
Construction in progress	46,186	57,661
Total	1,313,009	1,294,675
Less accumulated depreciation	(595,989)	(556,645)
Net property, plant and equipment	$717,020	$738,030
Depreciation expense for 2012, 2011 and 2010 was $63,207, $63,435 and $69,244, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Valuation and Impairment of Goodwill and Indefinite-Lived Intangible Assets
Goodwill and other indefinite-lived intangibles are not amortized and are reviewed for impairment at least annually. Valuation of goodwill requires significant judgment. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business acquisition. A significant portion of the purchase price in our acquisitions is assigned to intangible assets and goodwill. Assigning value to intangible assets requires that we use significant judgment in determining (i) the fair value and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible assets will be amortized. We utilize commonly accepted valuation techniques, such as the income approach and the cost approach, as appropriate, in establishing the fair value of long-lived assets. Typically, key assumptions include projected revenue and expense levels used in establishing the fair value of business acquisitions as well as discount rates based on an analysis of our weighted average cost of capital, adjusted for specific risks associated with the assets. Changes in the initial assumptions could lead to changes in amortization expense recorded in our future financial statements.
We perform a test for goodwill impairment annually and whenever events or circumstances make it likely the fair value of a reporting unit has fallen below its carrying amount to determine if impairment exists. Our annual goodwill impairment assessment has historically been completed in the fourth quarter.
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, otherwise known as “Step 0”. Step 0 provides entities with the option to perform a qualitative assessment to determine whether it is “more likely than not” that the reporting unit's fair value is less than its goodwill. The qualitative factors may include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of the reporting units, events affecting the reporting units, share price, etc.

As management considered whether applying a purely qualitative assessment of goodwill would be sufficient (i.e. applying Step 0 without quantitative support and bypassing Step 1), management reviewed the implied “cushion” for each reporting unit as of the prior year's goodwill assessment. For the PCS reporting unit, given the relatively low cushion of 15% and the preliminary 5 year strategic plan, management concluded that a quantitative analysis would be required. Therefore, management decided to proceed to Step 1 for all reporting units.
The goodwill impairment analysis is a two-step process. The first step is used to identify potential impairment and involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. Fair value is determined by using a weighted combination of a market-based approach and an income approach, as this combination is deemed to be the most indicative of our fair value in an orderly transaction between market participants. Under the market-based approach, we utilize information about our company as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value our reporting units. Under the income approach, we determine fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures and future market conditions, among others. Our projections are based on our internal strategic review. Key assumptions, strategies, opportunities and risks from this strategic review along with a market evaluation are the basis for our assessment. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired. However, if the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.
If the first step of the impairment test indicates a potential impairment, we perform the second step of the goodwill impairment process. In the second step of the process, we calculate an implied fair value of goodwill for the applicable reporting unit by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. In determining the fair value of assets we utilize appraisals for the fair value of property and equipment and valuations of certain intangible assets, including client relationships.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Valuation and Impairment of Long-Lived Assets
We assess the carrying value of property, plant and equipment and definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include but are not limited to the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant negative industry or economic trends; or

•	significant changes or developments in strategy or operations that negatively affect the utilization of our long-lived assets.
Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Should we determine that the carrying value of held-for-use long-lived assets may not be recoverable, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. We may also estimate fair value based on market prices for similar assets, as appropriate. Significant judgments are required to estimate future cash flows, including the selection of appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for these assets.
Long-lived asset groups may be classified as held-for-sale when the following conditions are met: we have committed to a plan to sell the asset group and it is unlikely that significant changes will be made to the plan; the asset group is available for immediate sale in its present condition and it is probable that the sale will be completed within one year; and an active program to locate a buyer has been initiated and the asset group is being marketed at a sale price that is reasonable in relation to its current fair value. Should we determine that the carrying value of held-for-sale long-lived assets exceeds its fair value, we will measure any impairment based on this difference. Subsequent adjustments to the carrying amount of held-for-sale assets based on changes in fair value are recorded but only to the extent of the carrying amount of the asset group when it entered the held-for-sale category.
Other Assets, Noncurrent
Other assets consist of assets that we do not intend to settle within the next twelve months.
The composition of other assets is as follows:

	December 29, 2012	December 31, 2011
Deferred financing costs	$6,424	$9,239
Cash surrender value of life insurance policies	25,240	25,057
Long term marketable securities	—	11,051
Equity-method affiliates	8,492	5,737
Other assets	8,503	6,575
Other assets, noncurrent	$48,659	$57,659

Equity Method Affiliates
In 2009, we entered into a limited partnership which invests in biotechnology and medical device companies. We committed $20,000, or approximately 12%, of the limited partnership's total committed capital. As of December 29, 2012, we have contributed $8,820 of our total committed capital of $20,000. We recognized equity income/(loss) of $(618), $869 and $(579) for the years ended December 29, 2012, December 31, 2011 and December 25, 2010 respectively. This income/(loss) is reported in Other income (expense), net on our consolidated statements of income. As of December 29, 2012, Equity Method Affiliates had a carrying value of $8,492, which is reported in Other Assets on the consolidated balance sheets.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Accounting for Investment in Life Insurance Contracts
Our investment in life insurance contracts are recorded at cash surrender value. Accordingly, we recognize the initial investment at the transaction price and remeasure the investment at cash surrender value based on fair value of underlying investments or contractual value each reporting period. Investments in life insurance contracts are reported as part of purchases of investments in the statement of cash flows. At December 29, 2012, we held 36 contracts with a carrying value of $25,240 and a face value of $85,138.
Restructuring and Contract Termination Costs
We recognize obligations associated with restructuring activities and contract termination costs by recording a liability at fair value for the costs associated with an exit or disposal activity as well as costs to terminate a contract or an operating lease. The overall purpose of our restructuring actions is to lower operating costs and improve profitability by reducing excess capacities. Restructuring charges are typically recorded in the period in which the plan is approved by our senior management and, where material, our Board of Directors, and when the liability is incurred. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to us is recognized and measured at its fair value when we cease using the right conveyed by the contract. During 2012, 2011 and 2010, we implemented staffing reductions to improve operating efficiency and profitability at various sites. As a result of these actions, for the years ended December 29, 2012, December 31, 2011 and December 25, 2010, we recorded severance and retention charges as shown below. As of December 29, 2012, $1,885 was included in accrued compensation and $1,751 in other long-term liabilities on our consolidated balance sheet. As of December 31, 2011, $1,432 was included in accrued compensation and $1,942 in other long-term liabilities on our consolidated balance sheet.
The following table rolls forward our severance and retention cost liability:

	Severance and Retention Costs
	2012	2011	2010
Balance, beginning of period	$3,374	$10,658	$4,332
Expense	2,576	5,462	16,504
Payments/utilization	(2,314)	(12,746)	(10,178)
Balance, end of period	$3,636	$3,374	$10,658

The following table presents severance and retention costs by classification on the income statement:

	Fiscal Year Ended
	2012	2011	2010
Severance charges included in cost of sales	$1,203	$1,012	$10,860
Severance charges included in selling, general and administrative expense	1,373	4,450	5,644
Total expense	$2,576	$5,462	$16,504
The following table presents severance and retention cost by segment:

	Fiscal Year Ended
	2012	2011	2010
Research models and services	$1,068	$1,196	$4,429
Preclinical services	1,508	4,372	9,145
Corporate	—	(106)	2,930
Total expense	$2,576	$5,462	$16,504

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Other Current Liabilities
Other current liabilities consist of liabilities we intend to settle within the next twelve months.
The composition of other current liabilities is as follows:

	December 29, 2012	December 31, 2011
Accrued income taxes	$18,216	$10,552
Current deferred tax liability	410	1,379
Accrued interest and other	2,636	2,102
Other current liabilities	$21,262	$14,033
Other Long-Term Liabilities
Other long-term liabilities consist of liabilities we do not intend to settle within the next twelve months.
The composition of other long-term liabilities is as follows:

	December 29, 2012	December 31, 2011
Deferred tax liability	$13,147	$16,074
Long-term pension liability	44,316	49,223
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	26,663	25,739
Other long-term liabilities	20,840	17,415
Other long-term liabilities	$104,966	$108,451

Stock-Based Compensation Plans
We grant stock options and restricted stock to employees and non-employee directors under our stock-based compensation plans. Stock-based compensation cost is measured at grant date, based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period. We estimate the fair value of stock options using the Black-Scholes valuation model. Key inputs and assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the risk-free interest rate over the option's expected term, the expected annual dividend yield and the expected stock price volatility. The expected stock price volatility assumption is determined using the historical volatility of our common stock over the expected life of the option. The risk-free interest rate is based on the market yield for the five year U.S. Treasury security. The expected life of options is determined using historical option exercise activity.
We record deferred tax assets for stock-based awards based on the amount of stock-based compensation recognized in our consolidated statements of income at the statutory tax rate for the jurisdiction in which we will receive a tax deduction. Differences between the deferred tax assets and the actual tax deduction reported on our income tax returns are recorded in additional paid-in capital. If the tax deduction is less than the deferred tax asset, the calculated shortfall reduces our pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase our income tax expense. Our pool of excess tax benefits is computed in accordance with the long-form method.
Revenue Recognition
We recognize revenue related to our products, which include research models, endotoxin and microbial detection (EMD) technology and avian vaccine support products, when persuasive evidence of an arrangement exists, generally in the form of client purchase orders, title and risk of loss have transferred, which occurs upon delivery of the products, the sales price

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

is fixed or determinable and collectability is reasonably assured. These recognition criteria are met at the time the product is delivered to the client's site. Product sales are recorded net of returns upon delivery. For large models, in some cases clients pay in advance of delivery of the product. These advances are deferred and recognized as revenue upon delivery of the product.
Our service revenue is generally evidenced by client contracts and is recognized upon the completion of the agreed upon performance criteria. These performance criteria are generally in the form of either study protocols or specified activities or procedures that we are engaged to perform. These performance criteria are established by our clients and do not contain acceptance provisions based upon the achievement of certain study or laboratory testing results. Revenue of agreed upon rate per unit contracts is recognized as services are performed, based upon rates specified in the contract. Revenue of fixed fee contracts is recognized as services are performed in relation to total estimated costs to complete procedures specified by clients in the form of study protocols. In general, such amounts become billable in accordance with predetermined payment schedules, but are recognized as revenue as services are performed. Revisions in estimated effort to complete the contract are reflected in the period in which the change became known.
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
Guarantees
We include standard indemnification provisions in client contracts, which include standard provisions limiting our liability under such contracts, including our indemnification obligations, with certain exceptions. In addition, we are the guarantor of certain facility leases for businesses that have been sold to other parties. When we sell the business, we recognize the retained lease guarantee as a liability on our books at fair value and we amortize the liability ratably as our obligation decreases. In addition, we record contingent losses on the guarantee when it is probable that we will be required to make lease payments in excess of the remaining carrying amount of the guarantee liability and the additional payments are reasonably estimable. See Note 13 for discussion of guarantees related to our Phase I clinical business that we discontinued in 2011.
Derivatives and Hedging Activities
We enter into derivatives to hedge the foreign currency exchange risk in order to minimize the impact of market fluctuations of foreign currency rates on our financial statements. Throughout the year we entered into various contracts to manage this risk. During 2012 and 2011, we entered into forward foreign currency contracts in order to hedge the foreign exchange impact of an intercompany loan between our entities with different functional currencies. As of December 29, 2012, the outstanding forward contract had a fair value of $16. We recorded a hedge gain (loss) of $(1,260) in 2012, $(6,287) in 2011 and $713 in 2010.
Fair Value
We hold cash equivalents, investments and certain other assets that are carried at fair value. We generally determine fair value using a market approach based on quoted prices of identical instruments when available. When market quotes of identical instruments are not readily accessible or available, we determine fair value based on quoted market prices of similar instruments. As of December 29, 2012, we do not have any significant non-recurring measurements of non-financial assets and non-financial liabilities.
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

•	Life policies—Valued at cash surrender value based on fair value of underlying investments.

•	Long-lived assets impaired during the period - valued at fair value at the date of the impairment based upon the income approach.

•	Contingent consideration—Consists of future acquisition-related payments based on certain agreed upon revenue and technical milestones valued using the income approach.

•	Long-Term debt - disclosed fair value based on current market pricing for similar debt.

•	Hedge contract—Valued at fair value by management based on our foreign exchange rates and forward points provided by banks.
Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 29, 2012 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets and Liabilities at Fair Value
Time deposits	$—	$6,781	$—	$6,781
Life policies	—	19,555	—	19,555
Hedge contract	—	16	—	16
Total assets measured at fair value	$—	$26,352	$—	$26,352

	Fair Value Measurements at December 31, 2011 using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets and Liabilities at Fair Value
Time deposits	$—	$5,359	$—	$5,359
Auction rate securities	—	—	11,051	11,051
Life policies	—	19,520	—	19,520
Hedge contract	—	5	—	5
Total assets measured at fair value	$—	$24,884	$11,051	$35,935

The book value of our term and revolving loans, which are variable rate loans carried at amortized cost, approximates fair value based current market pricing of similar debt. The fair value of our 2.25% Senior Convertible Debentures (2013 Notes), which are carried at cost less unamortized discount on our consolidated balance sheet, was $351,745 as of December 29, 2012. We determine the fair value of these 2013 Notes based on their most recent quoted market price and by reference to the market value of similar debt instruments. We classify the fair value of our debt as Level 2 on the valuation hierarchy.
The following table presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 29, 2012 and December 31, 2011. Our auction rate securities were valued at fair value by management in part utilizing an independent valuation reviewed by management which used

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

pricing models and discounted cash flow methodologies incorporating assumptions that reflect the assumptions a marketplace participant would use at December 29, 2012.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year ended
Auction rate securities	December 29, 2012	December 31, 2011
Beginning balance	$11,051	$11,377
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in earnings (other expenses)	(712)	(1)
Included in other comprehensive income	921	(325)
Purchases, issuances and settlements	(11,260)	—
Ending balance	$—	$11,051

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year ended
Contingent Consideration	December 29, 2012	December 31, 2011
Beginning balance	$—	$5,365
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in selling, general and administrative expense	—	(5,365)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Ending balance	$—	$—

During the quarter ended September 29, 2012, we recorded an impairment charge for long-lived assets held and used (see Note 4). As a result, we adjusted the carrying amount of this asset group, consisting of land, buildings, and equipment, to fair value, which was based on the income approach. In applying the income approach, we estimated the future net cash flows associated with operating the asset group and the asset group's salvage value. During the third quarter, the fair value of the asset group was adjusted to $2,197 which we classified as Level 3, whereby the inputs are based on management's internal estimates and not corroborated with observable market data. Subsequent to the impairment, the assets were carried at adjusted cost and are thus not considered assets measured at fair value on a recurring basis.
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
As of December 29, 2012, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $155,087. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

otherwise, we would be subject to additional U.S. Federal and state income taxes and foreign income and withholding taxes, which could be material. It is our policy to indefinitely reinvest the earnings of our non-U.S. subsidiaries unless they can be repatriated in a manner that generates a tax benefit or an unforeseen cash need arises in the United States and the earnings can be repatriated in a manner that is substantially tax free. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable due to the complexities with the hypothetical calculation. Additionally, the amount of the liability is dependent upon the circumstances existing if and when the remittance occurs.
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
Foreign Currency Translation
The functional currency of each of our operating foreign subsidiaries is local currency. The financial statements of these subsidiaries are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and equity at historical exchange rates. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income in the accompanying balance sheet. Exchange gains and losses on foreign currency transactions are recorded as other income or expense. We recorded an exchange gain (loss) of $(892) in 2012, $6,237 in 2011 and $(1,299) in 2010.
Other Comprehensive Income
Our other comprehensive income (OCI) consists of unrealized gains (losses) on available-for-sale marketable securities, foreign currency translation adjustments and unrecognized pension gains and losses and prior service costs and credits. These items are presented, before tax effects, in the Consolidated Statements of Other Comprehensive Income. We disclose the tax effects on each item included in Note 6 Equity.
Pension Plans
Our defined benefit pension plans' assets, liabilities and expenses are calculated using certain assumptions. These assumptions are reviewed annually, or whenever otherwise required, based on reviews of current plan information and consultations with independent investment advisers and actuaries. The selection of assumptions requires a high degree of judgment and may materially change from period to period. We do not offer other defined benefits associated with post-retirement benefit plans other than pensions.
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

2. BUSINESS ACQUISITIONS

We completed a business acquisition during the year end December 29, 2012. The results of operations of the acquired business are included in the accompanying consolidated financial statements from the date of acquisition. During the years ended December 31, 2011 and December 25, 2010 no significant business acquisitions were completed.

Accugenix

In August 2012, we acquired 100% of Accugenix Inc. (Accugenix), for $18,408 in cash, subject to adjustments. Accugenix is a global provider of cGMP-compliant contract microbial identification testing. The acquisition strengthens our EMD portfolio of products and services by providing state-of-the-art microbial detection services for the biotechnology, pharmaceutical, and medical device manufacturing industries. Accugenix is based in the U.S. and is included in our RMS reportable business segment.

The purchase price allocation, net of $1,547 of cash acquired is as follows:

Current assets (excluding cash)	$2,162
Property, plant and equipment	549
Current liabilities	(911)
Long term liabilities	(3,700)
Definite-lived intangible assets	8,400
Goodwill	10,361
Total purchase price allocation	$16,861
The definite-lived intangible assets acquired are as follows:

		Weighted average amortization life (in years)
Client relationships	$1,500	13
Proprietary database	4,100	11
Standard operating procedures	2,500	4
Trademarks	300	12
	$8,400

The definite-lived intangibles are largely attributed to a proprietary database of thousands of species of organisms and the methods and technology to provide accurate, timely and cost-effective microbial identification services. The goodwill resulting from the transaction of $10,361 is primarily attributed to the potential for growth of the Company's global EMD products and services business through the increased competitive advantage and market penetration provided by the services offered by Accugenix. The goodwill is not deductible for tax purposes.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Vital River

In October 2012, we entered into an agreement to acquire a 75% ownership interest of Vital River, a commercial provider of research models and related services in China, for approximately $26,800 in cash, subject to certain closing adjustments. The acquisition closed in the first quarter of 2013.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 29, 2012 and December 31, 2011, other intangible assets, net, consisted of $3,438 and $3,438 of indefinite-lived intangible assets, respectively.

The following table displays the gross carrying amount and accumulated amortization of definite-lived intangible assets by major class:

	December 29, 2012		December 31, 2011
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Backlog	$2,875	$(2,375)	$2,856	$(2,253)
Client relationships	305,178	(231,902)	298,813	(210,816)
Client contracts	15,366	(15,366)	14,818	(14,818)
Trademarks and trade names	5,326	(4,821)	5,022	(4,706)
Standard operating procedures	2,751	(863)	650	(650)
Other identifiable intangible assets	10,033	(4,718)	5,415	(4,332)
Total finite-lived intangible assets	$341,529	$(260,045)	$327,574	$(237,575)

The following is a schedule of goodwill by reportable segment and changes in the gross carrying amount and accumulated amortization of goodwill:

		Adjustments to Goodwill			Adjustments to Goodwill
	Balance at December 25, 2010	Acquisitions	Foreign Exchange/ Impairment	Balance at December 31, 2011	Acquisitions	Foreign Exchange/ Impairment	Balance at December 29, 2012
Research Models and Services
Gross carrying amount	$53,108	$—	$(427)	$52,681	$10,361	$97	$63,139
Preclinical Services
Gross carrying amount	1,150,330	—	(450)	1,149,880	—	590	1,150,470
Accumulated impairment loss	(1,005,000)		—	(1,005,000)		—	(1,005,000)
Total
Gross carrying amount	$1,203,438	$—	$(877)	$1,202,561	$10,361	$687	$1,213,609
Accumulated impairment loss	(1,005,000)		—	(1,005,000)		—	(1,005,000)
Goodwill, net	$198,438			$197,561			$208,609

Our annual goodwill impairment assessment has historically been completed at the beginning of the fourth quarter. Based on our assessment (step one) for 2012 and 2011, the fair value of our business units exceeded their carrying value and, therefore, our goodwill was not impaired. If the future growth and operating results of our businesses are not as strong as

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value of our goodwill in the future. To the extent goodwill is impaired, its carrying value will be written down to its implied fair value and a charge will be made to our earnings. Such an impairment charge could materially and adversely affect our operating results and financial condition.
Based on our assessment (step one) for 2010, the fair value of our PCS business was less than its carrying value. The second step of the goodwill impairment test involved us calculating the implied goodwill for the PCS business. The carrying value of the goodwill assigned to the PCS business exceeded the implied fair value of goodwill resulting in a goodwill impairment of $305,000.
Amortization expense of intangible assets for 2012, 2011 and 2010 was $18,068, $21,796 and $24,405, respectively. Amortization of revenue-producing intangible assets is excluded from cost of services.
Estimated amortization expense for each of the next five fiscal years is expected to be as follows:

2013	$14,369
2014	12,447
2015	11,095
2016	9,986
2017	8,987

4. IMPAIRMENT OF LONG-LIVED ASSETS
For the years ended 2012, 2011 and 2010, based on our most recent market outlook, we assessed our long-lived assets for impairment. The assessment included an evaluation of the ongoing cash flows associated with the use of the long lived assets.
In September 2012, we commenced a consolidation of certain research model operations in Europe. As a result, we recorded an impairment charge of $3,548 under the held-for-use model for the disposition of facilities that we own. Following the impairment, the long-lived asset group was classified as held-for-use as we unwind operations over the next several months and will be classified as held-for-sale when the following conditions are met: we have committed to a plan to sell the asset group and it is unlikely that significant changes will be made to the plan; the asset group is available for immediate sale in its present condition and it is probable that the sale will be completed within one year; and an active program to locate a buyer has been initiated and the asset group is being marketed at a sale price that is reasonable in relation to its current fair value.
For the year ended 2011, we impaired $692 of long-lived assets in our RMS segment related to facilities no longer in use and not expected to be fully recoverable.
For the year ended December 25, 2010, we determined that the long-lived assets associated with our PCS-Massachusetts and PCS-China locations were no longer fully recoverable. We calculated the fair value of the long-lived assets based upon a valuation completed by an independent third party valuation firm., which utilized our estimates of future cash flows discounted using a rate commensurate with the risks inherent in our current business model and the estimated market value of the long lived assets. Accordingly, for the year ended 2010, we recorded an impairment charge of $64,631 for PCS-Massachusetts and $17,186 for PCS-China representing the excess of the carry value of those assets over their respective fair market values. During the fourth quarter of 2011, we sold the assets of our PCS-China facility for $4,593 and recognized a gain on the sale of $3,776. As of December 29, 2012, we continue to hold our PCS-Massachusetts site and are utilizing no production capacity at the site.
Additionally, for the years ended December 31, 2011 and December 25, 2010, we determined that the fair value of our in process research and development acquired in the acquisition of SPC exceeded its the carrying value. Based on our evaluation, we recorded an impairment charges of $6,800 and $7,200 for the period ended December 31, 2011 and December 25, 2010, respectively. As of December 31, 2011 we had impaired the entire carrying value of our in process research and development acquired in the acquisition of SPC.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

5. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-Term Debt
Long-term debt consists of the following:

	December 29, 2012	December 31, 2011
2.25% Senior convertible debentures:
Principal	$349,995	$349,995
Unamortized debt discount	(6,726)	(21,533)
Net carrying amount of senior convertible debentures	343,269	328,462
Term loan facilities	290,947	356,322
Revolving credit facility	32,000	33,000
Other long-term debt	232	118
Total debt	666,448	717,902
Less: current portion of long-term debt	(139,373)	(14,732)
Long-term debt	$527,075	$703,170
Minimum future principal payments of long-term debt at December 29, 2012 are as follows:

Fiscal Year
2013	$141,391
2014	44,963
2015	59,950
2016	426,870
Thereafter	—
Total	$673,174
On September 23, 2011, we amended our credit agreement to reduce the interest rate margin applicable to the term loans and the revolving loans based on our leverage ratio and extend the maturity date by approximately one year to September 2016. The current credit agreement provides for a $299,750 term loan, a €69,414 Euro term loan and a $350,000 revolving credit facility. Under specified circumstances, we have the ability to increase the term loans and/or revolving line of credit by up to $250,000 in the aggregate. The term loan facility matures in 20 quarterly installments with the last installment due September 23, 2016. The $350,000 revolving facility also matures on September 23, 2016 and requires no scheduled payment before that date. The book value of our term and revolving loans approximates fair value.
The interest rates applicable to our term loans and revolving loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) the one-month adjusted LIBOR rate plus 1%) plus an applicable interest rate margin based upon the leverage ratio or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio. Based on our leverage ratio, the margin range for base rate loans is 0% to 0.75% and the margin range for LIBOR based loans is 1% to 1.75%. As of December 29, 2012, the interest rate margin for base rate loans was 0.5% and for adjusted LIBOR loans was 1.50%.
Our obligations under the credit agreement are guaranteed by our material domestic subsidiaries and are secured by substantially all of our assets, including a pledge of 100% of the capital stock of our domestic subsidiaries (other than the capital stock of any domestic subsidiary that is treated as a disregarded entity for U.S. federal income tax purposes) and 65% of the capital stock of certain first-tier foreign subsidiaries and domestic disregarded entities, and mortgages on owned real property in the U.S. having a book value in excess of $10,000. In addition, the credit agreement includes certain customary representations and warranties, events of default, notices of material adverse changes to our business and negative and affirmative covenants. These covenants include (1) the ratio of consolidated earnings before interest, taxes, depreciation and amortization less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters,

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

of no less than 3.5 to 1.0 as well as (2) the ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization for any period of four consecutive fiscal quarters, of no more than 3.25 to 1.0. As of December 29, 2012, we were compliant with all financial covenants specified in the credit agreement. We had $5,030 outstanding under letters of credit as of December 29, 2012.
Our $350,000 of 2.25% Senior Convertible Debentures (the 2013 Notes) are due in June 2013 with interest payable semi-annually and are convertible into cash for the principal amount and shares of our common stock for the conversion premium (or, at our election, cash in lieu of some or all of such common stock), if any, based on an initial conversion rate, subject to adjustment, of 20.4337 shares of our common stock per $1,000 principal amount of notes (which represents an initial conversion price of $48.94 per share). The 2013 Notes are convertible only in the following circumstances and to the following extent:
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
Upon conversion, we will pay cash and shares of our common stock (or, at our election, cash in lieu of some or all of such common stock), if any. If we undergo a fundamental change as described in the indenture for the 2013 Notes, holders will have the option to require us to purchase all or any portion of their notes for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the purchase date. As of December 29, 2012, no conversion triggers were met.
As of December 29, 2012, our debt included $349,995 of 2013 Notes due June 2013, which has a fair value of approximately $351,745 based on their quoted market value. The long term portion of the 2013 Notes is $240,287, which is based upon our expected capacity on our existing credit facility. Upon maturity, we expect to settle the 2013 Notes utilizing the expected capacity on our existing credit facility, our existing cash and marketable securities or other financing alternatives.
As of December 29, 2012, the carrying amount of the remaining debt discount related to the 2013 Notes was $6,726, which will be amortized over 2 quarters. As of December 29, 2012 the equity component of the 2013 Notes was $88,492. Interest expense related to the 2013 Notes of $22,682 and $22,012, including $7,875 and $7,962 of contractual interest expense, was recognized during the years ended December 29, 2012 and December 31, 2011, respectively, yielding an effective interest rate of 6.93% on the liability component.
We have capital leases for equipment. These leases are capitalized using interest rates considered appropriate at the inception of each lease. Capital lease obligations amounted to $72 and $43 at December 29, 2012 and December 31, 2011, respectively.

6. EQUITY
Earnings Per Share
Basic earnings per share for 2012, 2011 and 2010 was computed by dividing earnings available to common shareowners for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for 2012 and 2011 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Options to purchase 4,590,925 shares, 4,249,564 shares and 6,594,313 shares were outstanding at December 29, 2012, December 31, 2011 and December 25, 2010, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.
In addition, weighted average shares outstanding for 2012, 2011 and 2010 excluded the weighted average impact of 5,255, 703,011 and 777,740 shares, respectively, of non-vested fixed restricted stock awards.
The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings per share:

	December 29, 2012	December 31, 2011	December 25, 2010
Numerator:
Income (loss) from continuing operations for purposes of calculating earnings per share	$101,547	$115,111	$(328,657)
Income (loss) from discontinued businesses	$(4,252)	$(5,545)	$(8,012)
Denominator:
Weighted-average shares outstanding—Basic	47,912,135	50,823,063	62,561,294
Effect of dilutive securities:
2.25% senior convertible debentures	—	—	—
Stock options and contingently issued restricted stock	494,185	495,179	—
Warrants	—	—	—
Weighted-average shares outstanding—Diluted	48,406,320	51,318,242	62,561,294
Basic earnings (loss) per share from continuing operations attributable to common shareowners	$2.12	$2.26	$(5.25)
Basic earnings (loss) per share from discontinued operations attributable to common shareowners	$(0.09)	$(0.11)	$(0.13)
Diluted earnings (loss) per share from continuing operations attributable to common shareowners	$2.10	$2.24	$(5.25)
Diluted earnings (loss) per share from discontinued operations attributable to common shareowners	$(0.09)	$(0.11)	$(0.13)
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
During 2012, 2011 and 2010, we repurchased 1,705,521 shares of common stock for $61,442, 3,790,762 shares of common stock for $130,853 and 1,759,857 shares of common stock for $52,888, respectively, under our Rule 10b5-1 Purchase Plans and in open market trading. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.
Share repurchases through ASR programs and open market purchases during 2012, 2011 and 2010 were as follows:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Number of shares of common stock repurchased	1,705,521	8,428,494	9,759,857
Total cost of repurchase	$61,442	$299,479	$294,534
Additionally, our 2000 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the fiscal year ended December 29, 2012, December 31, 2011 and December 25, 2010, we acquired 84,250 shares for $3,047, 79,704 shares for $2,942 and 100,489 shares for $3,638, respectively, as a result of such withholdings.
Accumulated Deficit
None of our accumulated deficit is restricted due to statutory requirements in the local jurisdiction of a foreign subsidiary as of December 29, 2012 and December 31, 2011.
Accumulated Other Comprehensive Income
The composition of accumulated other comprehensive income is as follows:

	Foreign Currency Translation Adjustment	Pension Gains/(Losses) and Prior Service (Cost)/Credit Not Yet Recognized as Components of Net Periodic Benefit Costs	Net Unrealized Gain on Marketable Securities	Accumulated Other Comprehensive Income
Balance at December 25, 2010	$51,834	$(17,603)	$(596)	$33,635
Period change	(12,329)	(22,660)	(325)	(35,314)
Tax	(820)	7,092	—	6,272
Balance at December 31, 2011	$38,685	$(33,171)	$(921)	$4,593
Period change	5,274	(5,862)	921	333
Tax	98	1,579	—	1,677
Balance at December 29, 2012	$44,057	$(37,454)	$—	$6,603

Warrants
Separately and concurrently with the pricing of the 2013 Notes in June 2006, we issued warrants for approximately 7.2 million shares of our common stock. The warrants give the holders the right to receive, for no additional consideration, cash or shares (at our option) with a value equal to the appreciation in the price of our shares above $59.63 and expire between

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

September 13, 2013 and January 22, 2014 over 90 equal increments. The total proceeds from the issuance of the warrants were $65,423.
Noncontrolling Interests
We hold investments in several joint ventures. These joint ventures are separate legal entities whose purpose is consistent with our overall operations and represent geographic and business segment expansions of existing markets. The financial results of all joint ventures were consolidated in our results as we have the ability to exercise control over these entities. The interests of the outside joint venture partners in these joint ventures have been recorded as noncontrolling interest totaling $2,395 and $1,780 at December 29, 2012 and December 31, 2011, respectively.
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

7. INCOME TAXES
An analysis of the components of income (loss) from continuing operations before income taxes and the related provision for income taxes is presented below:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Income (loss) from continuing operations before income taxes
U.S.	$35,504	$47,158	$(149,275)
Non-U.S.	94,242	85,504	(184,807)
	$129,746	$132,662	$(334,082)
Income tax provision
Current:
Federal	$(1,447)	$3,957	$11,378
Foreign	26,411	20,727	23,782
State and local	1,353	1,124	2,416
Total current	$26,317	$25,808	$37,576
Deferred:
Federal	$13,132	$2,961	$(24,604)
Foreign	(12,683)	(11,649)	(9,696)
State and local	862	20	(3,253)
Total deferred	$1,311	$(8,668)	$(37,553)
	$27,628	$17,140	$23

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Net deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws.

	December 29, 2012	December 31, 2011
Compensation	$52,664	$49,178
Accruals and reserves	5,827	3,712
Financing related	2,545	3,193
Goodwill and other intangibles	(14,982)	(6,523)
Net operating loss and credit carryforwards	55,480	57,193
Depreciation related	(37,624)	(34,389)
Non-indefinitely reinvested earnings	(146)	(146)
Other	(1,245)	(1,795)
	62,519	70,423
Valuation allowance	(7,504)	(12,178)
Total deferred taxes	$55,015	$58,245
Reconciliations of the statutory U.S. Federal income tax rate to effective tax rates are as follows:

	December 29, 2012	December 31, 2011	December 25, 2010
U.S. statutory income tax rate	35.0%	35.0%	(35.0)%
Foreign tax rate differences	(8.0)%	(6.7)%	(1.3)%
State income taxes, net of Federal tax benefit	1.5%	2.1%	(0.7)%
Unbenefitted losses and changes in valuation allowance	0.8%	0.6%	0.6%
Impact of repatriation of non-U.S.earnings	—%	0.5%	4.6%
Research tax credits and enhanced deductions	(8.2)%	(7.6)%	(3.6)%
Enacted tax rate changes	(0.2)%	(1.0)%	—%
Impact of tax uncertainties	(1.2)%	(1.0)%	3.1%
Impact of goodwill and other impairments	—%	—%	31.3%
Releasing valuation allowance on loss from disposition of the Phase 1 Clinical business	—%	(8.4)%	—%
Non taxable gain from settlement of life insurance policy	—%	(2.2)%	—%
Other	1.6%	1.6%	1.0%
	21.3%	12.9%	—%

As of December 29, 2012, we have non-U.S. net operating loss carryforwards, the tax effect of which is $15,778. Of this amount, $564 will expire in 2013, $500 will expire in 2014, and $188 will expire thereafter. The remainder of $14,526 can be carried forward indefinitely. We have U.S. net operating loss carryforwards at the state level, the tax effect of which is $85, which will expire between 2022 and 2023. We have U.S. foreign tax credit carryforwards of $20,251. Of this amount, $14,563 will expire in 2019, $5,368 will expire in 2020, and the remaining $320 thereafter. We have Canadian Scientific Research and Experimental Development (SR&ED) Credit carryforwards of $27,262, which begin to expire in 2029. In accordance with Canadian Federal tax law, we claim SR&ED credits on qualified research and development costs incurred by our Preclinical service facility in Canada, in the performance of projects for non-Canadian clients. Additionally, in accordance with the tax law of the United Kingdom, we claim enhanced deductions related to qualified research and development costs incurred by our Preclinical service facility in Scotland, in the performance of certain client contracts. We have realized capital losses in the U.S., the tax effect of which is $267, which will expire in 2017. We have realized and unrealized capital losses in Canada, the tax effect of which is $63 and $696, respectively. These losses can be carried forward indefinitely.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

We record deferred tax assets for stock-based awards based on the amount of stock-based compensation recognized in our Consolidated Statements of Income at the statutory tax rate in the jurisdiction in which we will receive a tax deduction. Differences between the deferred tax assets and the actual tax benefit reported on our income tax returns are recorded in additional paid-in capital. If the tax benefit is less that the deferred tax asset, the calculated shortfall reduces our pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, the subsequent shortfalls would increase our income tax expense. Our pool of excess tax benefits, which is computed in accordance with the long form method, was $9,558 as of December 29, 2012 and $10,580 as of December 31, 2011. During 2012, we recorded a tax benefit of $125 to additional paid-in-capital related to the exercise of stock options and vesting of restricted shares.
We have fully recognized our deferred tax assets on the belief that it is more likely than not that they will be realized. The only exceptions at December 29, 2012 relate to deferred tax assets primarily for net operating losses in Hong Kong, India, Luxembourg and the Netherlands, capital losses in the U.S. and Canada, and fixed assets in the U.K. The valuation allowance decreased by $4,674 from $12,178 at December 31, 2011 to $7,504 at December 29, 2012. The decrease in valuation allowance was primarily due to the liquidation of our former Chinese Preclinical services subsidiary resulting in the expiration of $5,380 of net operating losses and the reduction of the related valuation allowance. Excluding this write off, we increased the valuation allowance by $706 due to the determination, after consideration of all evidence, both positive and negative, that it is more likely than not that these deferred tax assets will not be realized.
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
At December 29, 2012, the amount recorded for unrecognized tax benefits was $30,996. At December 31, 2011 the amount recorded for unrecognized income tax benefits was $27,976. The $3,020 increase during 2012 is primarily attributable to the ongoing evaluation of uncertain tax positions in the current and prior periods, settlement of tax controversies and foreign exchange movement. Significant increases during 2012 relate primarily to our Preclinical services subsidiary in Montreal and include an increase of $2,408 related to Canadian transfer pricing exposures for the years 2006 through 2012 resulting from headquarter service charges and $3,034 related to Canadian SR&ED and Quebec R&D benefits claimed in 2005 through 2012. Additionally, the unrecognized tax benefits were reduced by $2,954 related to the conclusion of the 2003 and 2004 SR&ED controversy that occurred in the third quarter of 2012.
The amount of unrecognized income tax benefits that, if recognized, would favorably impact the effective tax rate was $24,386 as of December 29, 2012 and $22,477 as of December 31, 2011. The $1,909 increase is primarily attributable to ongoing evaluation of uncertain tax positions in the current and prior periods and foreign exchange movement partially offset by a decrease due to the conclusion of the Canadian controversy.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

A reconciliation of our beginning and ending unrecognized income tax benefits is as follows:

	December 29, 2012	December 31, 2011	December 25, 2010
Beginning balance	$27,976	$33,427	$21,389
Additions:
Tax positions for current year	1,907	1,714	13,142
Tax positions for prior years	4,196	—	693
Reductions:
Tax positions for current year	—	—	—
Tax positions for prior years	(28)	(239)	(1,797)
Settlements	(3,055)	(6,926)	—
Expiration of statute of limitations	—	—	—
Ending balance	$30,996	$27,976	$33,427

We continue to recognize interest and penalties related to unrecognized income tax benefits in income tax expense. The total amount of accrued interest related to unrecognized income tax benefits as of December 29, 2012 and December 31, 2011 was $1,964 and $1,515, respectively. The $449 increase is primarily due to ongoing evaluation of uncertain tax positions in the current and prior periods and foreign exchange movement partially offset by a decrease due to the conclusion of the Canadian SR&ED controversy. We have not recorded a provision for penalties associated with uncertain tax positions.
We conduct business in a number of tax jurisdictions. As a result, we are subject to tax audits on a regular basis including, but not limited to, such major jurisdictions as the United States, the United Kingdom, France, Japan, Germany and Canada. With few exceptions, we are no longer subject to U.S. and international income tax examinations for years before 2005.
We and certain of our subsidiaries are currently under audit by the Minister of Revenue Quebec provincial tax authority (MRQ) and various state tax authorities. We do not anticipate resolution of these audits to have a material impact on our financial statements.
We are currently under audit by the Canadian Revenue Authority (CRA) for the years 2006 through 2009. In the fourth quarter of 2012, we received a draft reassessment from the CRA related to the transfer pricing in our Preclinical services operations in Montreal. The CRA proposes to disallow certain deductions related to headquarter service charges for the years 2006 through 2009. We intend to file an objection with the CRA upon receipt of the Notice of Reassessment and apply to the Internal Revenue Service (IRS) and the CRA for relief pursuant to the competent authority procedure provided in the tax treaty between the U.S. and Canada. We believe that the controversy will likely be ultimately settled via the competent authority process. In the fourth quarter of 2012, we established a reserve for this uncertain tax position of $2,408 related to years 2006 through 2012 to reduce the tax benefit recognized for these deductions in Canada to the level that we believe will likely be realized upon the ultimate resolution of this controversy. Additionally, in the fourth quarter of 2012, we recognized a tax asset of $2,981, which is included in Other Assets, that represents the correlative relief that we believe will more likely than not be received in the U.S. via the competent authority process. The actual amounts of the liability for Canadian taxes and the asset for the correlative relieve in the U.S. could be different based upon the agreement reached between the IRS and CRA.
During the third quarter of 2012, we reached a settlement with the Canadian Department of Justice with respect to our appeal of the CRA's reassessments of our 2003 and 2004 SR&ED claims to the Tax Court of Canada. As agreed to in the settlement which applies only to our 2003 and 2004 claims, the CRA issued final reassessments in the third quarter of 2012 and we filed a Notice of Discontinuance with the Tax Court of Canada concluding the controversy. In the third quarter, we recorded a benefit due to the settlement of $586, of which $248 is recorded in pretax profit and $338 is recorded in tax expense. Our SR&ED claims in 2005 and forward remain open to audit. We believe that we have appropriately provided for these claims as well as all uncertain tax positions.
During 2012, the Canadian government enacted a reduction in the SR&ED credit, which is applicable for years 2014 and beyond. This change in law will reduce our SR&ED credits by 25% starting in 2014. Subsequent to our December 29, 2012 year end, the French government enacted a tax law change that applies retroactively to 2012. We will record the 2012 impact

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

of this law change, which limits the deductibility of interest by our French affiliates for 2012 and beyond, as a discrete event in our financial statement for the first quarter ending March 30, 2013. The total 2012 impact from the tax law change is additional tax expense of $714. On February 25, 2013, the German government enacted a law change that restricts the deductibility of losses in Germany.  Application of these new rules may increase our tax liability in Germany and our effective tax rate in 2013 and beyond. We are still assessing the impact of this new tax law on our tax liability and 2013 effective tax rate.
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
In accordance with our policy, the remaining undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of 2012 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free. During the third quarter of 2011, we restructured our international operations in a tax-free manner to allow us more flexibility in accessing our offshore cash to fund needs outside the U.S. As of December 29, 2012, the earnings of our non-U.S. subsidiaries considered to be indefinitely reinvested totaled $155,087. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to additional U.S. Federal and state income taxes and foreign income and withholding taxes, which could be material. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because of the complexities with the hypothetical calculation. Additionally, the amount of liability is dependent on circumstances existing if and when remittance occurs.

8. EMPLOYEE BENEFIT PLANS
Charles River Laboratories Employee Savings Plan
Our defined contribution plan, the Charles River Laboratories Employee Savings Plan, qualifies under section 401(k) of the Internal Revenue Code. It covers substantially all U.S. employees and contains a provision whereby we match a percentage of employee contributions. The costs associated with this defined contribution plan totaled $4,364, $4,178 and $4,694, in 2012, 2011 and 2010, respectively.
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
In addition, we provide certain active employees an annual contribution into their Deferred Compensation Plan account of 10% of the employee's base salary plus the lesser of their target annual bonus or actual annual bonus. The costs associated

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

with these defined contribution plans, including the ESLIRP, totaled $2,930, $2,048 and $3,082 in 2012, 2011 and 2010, respectively.
We have invested in several corporate-owned key-person life insurance policies as well as mutual funds and U.S. Treasury Securities with the intention of using these investments to fund the ESLIRP and the Deferred Compensation Plan. Participants have no interest in any such investments. At December 29, 2012 and December 31, 2011 the cash surrender value of these life insurance policies were $25,240 and $25,057, respectively.
Post-Retirement Health and Life Insurance Plans
Our Montreal location offers post-retirement life insurance benefits to its employees and post-retirement medical & dental insurance coverage to certain executives. The plan is non-contributory and unfunded. As of December 29, 2012, the accumulated benefit obligation related to the plan was $1,344. In addition, accumulated other comprehensive income includes $105 of deferred gains and losses, net of tax. Expenses related to the plan were $201, $188 and $177 for 2012, 2011 and 2010, respectively.
Pension Plans
The Charles River Laboratories, Inc. Pension Plan is a qualified, non-contributory defined benefit plan covering certain US employees. Effective 2002, the plan was amended to exclude new participants from joining and in 2008 the accrual of benefits was frozen.
The Charles River Pension Plan is a defined contribution and defined contribution pension plan covering certain UK employees. Benefits are based on participants' final pensionable salary and years of service. Participants' rights vest immediately. Effective December 31, 2002, the plan was amended to exclude new participants from joining the defined benefit section of the plan and a defined contribution section was established for new entrants. Contributions under the defined contribution plan are determined as a percentage of gross salary.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following tables summarize the funded status of our defined benefit plans and amounts reflected in our consolidated balance sheets.
Obligations and Funded Status:

	Pension Benefits		Supplemental Retirement Benefits
	2012	2011	2012	2011
Change in benefit obligations
Benefit obligation at beginning of year	$251,916	$228,810	$26,456	$30,572
Service cost	3,729	3,056	640	636
Interest cost	11,289	12,107	892	1,201
Plan participants' contributions	53	574	—	—
Curtailment	—	—	—	—
Settlements	—	(158)	—	(5,113)
Benefit payments	(6,186)	(6,664)	(743)	(764)
Actuarial loss (gain)	16,699	13,319	127	(76)
Plan amendments	—	53	—	—
Administrative expenses paid	(266)	(272)	—	—
Effect of foreign exchange	5,829	1,091	—	—
Benefit obligation at end of year	$283,063	$251,916	$27,372	$26,456
Change in plan assets
Fair value of plan assets at beginning of year	$202,652	$192,429	$—	$—
Plan assets assumed	—	—	—	—
Actual return on plan assets	22,467	3,661	—	—
Settlements	—	(158)	—	(5,113)
Employer contributions	14,222	12,170	743	5,877
Plan participants' contributions	53	574	—	—
Benefit payments	(6,186)	(6,664)	(743)	(764)
Premiums paid	(266)	(272)	—	—
Other	—	—	—	—
Effect of foreign exchange	5,730	912	—	—
Fair value of plan assets at end of year	$238,672	$202,652	$—	$—
Funded status
Projected benefit obligation	$283,063	$251,916	$27,372	$26,456
Fair value of plan assets	238,672	202,652	—	—
Net balance sheet liability	$44,391	$49,264	$27,372	$26,456
Classification of net balance sheet liability
Non-current assets	$—	$11	$—	$—
Current liabilities	75	52	709	717
Non-current liabilities	44,316	49,223	26,663	25,739

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Amounts recognized in statement of financial position as part of accumulated other comprehensive income ("AOCI"):

	Pension Benefits		Supplemental Retirement Benefits
	2012	2011	2012	2011
Net actuarial loss	$58,594	$52,384	$3,056	$3,190
Net prior service cost/(credit)	(6,815)	(7,117)	1,320	1,981
Total	$51,779	$45,267	$4,376	$5,171
The accumulated benefit obligation for all defined benefit plans	$275,162	$245,705	$26,495	$24,663

Information for defined benefit plans with accumulated benefit obligation in excess of plan assets:

	Pension Benefits		Supplemental Retirement Benefits
	2012	2011	2012	2011
Projected benefit obligation	$277,187	$247,232	$27,372	$26,457
Accumulated benefit obligation	271,204	242,467	26,495	24,663
Fair value of plan assets	233,182	198,689	—	—

Information for defined benefit plans with projected benefit obligation in excess of plan assets:

	Pension Benefits		Supplemental Retirement Benefits
	2012	2011	2012	2011
Projected benefit obligation	$283,063	$251,723	$27,372	$26,457
Accumulated benefit obligation	275,162	245,574	26,495	24,663
Fair value of plan assets	238,672	202,448	—	—

Amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year:

	Pension Benefits	Supplemental Retirement Benefits
Amortization of net actuarial (gain)/loss	$2,764	$249
Amortization of net prior service cost/(credit)	(622)	660

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Components of net periodic benefit cost:

	Pension Benefits			Supplemental Retirement Benefits
	2012	2011	2010	2012	2011	2010
Service cost	$3,729	$3,056	$2,617	$640	$636	$597
Interest cost	11,289	12,107	11,214	892	1,201	1,341
Expected return on plan assets	(13,799)	(13,677)	(12,185)	—	—	—
Amortization of prior service cost (credit)	2,461	(617)	(598)	260	498	498
Amortization of net loss (gain)	(609)	978	749	660	210	155
Net periodic benefit cost	3,071	1,847	1,797	2,452	2,545	2,591
Settlement	—	23	27	—	(487)	—
Net pension cost	$3,071	$1,870	$1,824	$2,452	$2,058	$2,591

Rollforward of accumulated other comprehensive income:

	Pension Benefits		Supplemental Retirement Benefits
	2012	2011	2012	2011
Beginning balance	$45,267	$22,311	$5,171	$5,467
Amortization of prior service cost	(2,461)	617	(660)	(497)
Amortization of net gain (loss)	609	(978)	(260)	(210)
Asset loss/(gain)	8,030	10,016	125	—
Liability loss/(gain)	—	13,319	—	(76)
Recognized prior service (cost) credit due to curtailment	—	53	—	—
Recognized (loss)/gain due to settlement	—	(23)	—	487
Currency impact	334	(48)	—	—
Ending balance	$51,779	$45,267	$4,376	$5,171

Assumptions
Weighted-average assumptions used to determine benefit obligations:

	Pension Benefits		Supplemental Retirement Benefits
	2012	2011	2012	2011
Discount rate	4.13%	4.47%	2.63%	3.42%
Rate of compensation increase	3.04%	3.12%	2.50%	2.50%

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Weighted-average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Supplemental Retirement Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	4.47%	5.20%	5.63%	3.42%	4.34%	5.22%
Expected long-term return on plan assets	6.55%	6.79%	7.11%	—	—	—
Rate of compensation increase	3.12%	3.48%	2.50%	2.50%	2.50%	2.50%
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

Plan assets:
Our pension plans' weighted-average asset allocations are as follows:

	Target Allocation	Pension Benefits
	2013	2012	2011
Equity securities	67%	60%	59%
Fixed income	31%	36%	37%
Other	2%	4%	4%
Total	100%	100%	100%
Our investment objective is to obtain the highest possible return commensurate with the level of assumed risk. Fund performances are compared to benchmarks including the S&P 500 Index, Russell 2000, BC Aggregate Index and MSCI EAFE Index. Our Investment Committee meets on a quarterly basis to review plan assets.
Plan assets did not include any of our common stock at December 29, 2012 and December 31, 2011, respectively.
The fair value of our pension assets by asset category are as follows.

	Fair Value Measurements at December 29, 2012
Assets	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets at Fair Value
Cash	$1,336	$—	$—	$1,336
Common stock(a)	100,864	4,261	—	105,125
Debt securities(a)	63,283	3,169	—	66,452
Mutual funds(b)	55,453	8,551	—	64,004
Life insurance policies(c)	—	43	—	43
Other (d)	224	—	1,488	1,712
Total	$221,160	$16,024	$1,488	$238,672

(a)	This category comprises investments valued at the closing price reported on the active market on which the individual securities are traded.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

(b)	This category comprises mutual funds valued at the net asset value of shares held at year end.

(c)	This category comprises life insurance policies valued at cash surrender value at year end.

(d)	This comprises annuity policies held with various insurance companies valued at face value.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2011	$1,419
Actual return on plan assets:
Relating to assets still held at December 29, 2012	51
Relating to assets sold during the period
Purchases, sales and settlements	(78)
Transfers in and/or out of Level 3	96
Balance at December 29, 2012	$1,488

Contributions:
During 2012, we contributed $13,966 to our pension plans. We expect to contribute $13,868 to our pension plan in 2013.

Estimated future benefit payments:

	Pension Benefits	Supplemental Retirement Benefits
2013	$7,180	$721
2014	6,773	800
2015	7,559	745
2016	8,591	12,379
2017	8,657	721
2018-2022	$54,207	$8,811

9. STOCK PLANS AND STOCK BASED COMPENSATION
We have share-based compensation plans under which employees and non-employee directors may be granted share based awards. During 2012, 2011 and 2010, the primary share-based awards and their general terms and conditions are as follows:

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
At December 29, 2012, approximately 3.0 million shares were authorized for future grants under our share-based compensation plans. We settle employee share-based compensation awards with newly issued shares.
The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. The following table presents stock-based compensation included in our consolidated statement of income:

	December 29, 2012	December 31, 2011	December 25, 2010
Stock-based compensation expense in:
Cost of sales	$5,470	$5,983	$7,186
Selling and administration	16,385	15,723	18,340
Income from continuing operations, before income taxes	21,855	21,706	25,526
Provision for income taxes	(7,793)	(7,784)	(9,179)
Net income attributable to common shareowners	$14,062	$13,922	$16,347
We capitalized no stock-based compensation related costs for the years ended 2012, 2011 and 2010.
The fair value of stock-based awards granted during 2012, 2011 and 2010 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 29, 2012	December 31, 2011	December 25, 2010
Expected life (in years)	4.5	4.2	4.5
Expected volatility	35%	33%	34%
Risk-free interest rate	0.84%	2.21%	2.35%
Expected dividend yield	0%	0%	0%
Weighted—average grant date fair value	$10.94	$11.32	$11.96
Stock Options
The following table summarizes stock option activities under our plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2011	6,081,263	$38.25
Options granted	590,675	$36.09
Options exercised	(650,255)	$28.34
Options canceled	(161,280)	$39.00
Options outstanding as of December 29, 2012	5,860,403	$39.11
Options exercisable as of December 29, 2012	3,871,131	$41.27	2.25 years	$7,600

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

As of December 29, 2012, the unrecognized compensation cost related to 1,989,722 unvested stock options expected to vest was $12,924. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 26 months.
The total intrinsic value of options exercised during the fiscal years ending December 29, 2012, December 31, 2011 and December 25, 2010 was $5,135, $7,950 and $1,767, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price. The total amount of cash received from the exercise of options during 2012 was $18,359. The actual tax benefit realized for the tax deductions from option exercises totaled $1,682 for the year ended December 29, 2012.
The following table summarizes significant ranges of outstanding and exercisable options as of December 29, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$20.01–$30.00	844,220	3.12	25.30	9,775,196	519,445	3.08	25.59	5,864,633
$30.01–$40.00	3,097,578	3.97	36.62	2,334,531	1,436,354	2.53	36.35	1,734,878
$40.01–$50.00	1,383,030	1.71	45.64	—	1,379,757	1.70	45.66	—
$50.01–$60.00	487,255	2.10	57.99	—	487,255	2.10	57.99	—
$60.01–$70.00	48,320	2.30	62.56	—	48,320	2.30	62.56	—
Totals	5,860,403	3.14	$39.11	$12,109,727	3,871,131	2.25	$41.27	$7,599,511
The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on a closing stock price of $36.88 as of December 29, 2012, that would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 29, 2012 was 1,854,088.
The following table summarizes the non-vested stock option activity in the equity incentive plans for the fiscal year ending December 29, 2012:

	Non-vested Stock Options	Weighted Average Exercise Price
December 31, 2011	2,487,889	$34.89
Granted	590,675	36.09
Forfeited	(47,846)	35.08
Vested	(1,040,996)	35.53
December 29, 2012	1,989,722	$34.91
Restricted Stock
Stock compensation expense associated with restricted common stock is charged for the market value on the date of grant, less estimated forfeitures, and is amortized over the awards' vesting period on a straight-line basis.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table summarizes the restricted stock activity for 2012:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	703,011	$35.70
Granted	541,820	36.10
Vested	(288,549)	35.99
Canceled	(21,777)	43.16
Outstanding as of December 29, 2012	934,505	$35.83

As of December 29, 2012, the unrecognized compensation cost related to shares of unvested restricted stock expected to vest was $21,970. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 31 months. The total fair value of restricted stock grants that vested during the fiscal years ending December 29, 2012, December 31, 2011 and December 25, 2010 was $10,385, $10,989 and $13,072, respectively. The actual tax benefit realized for the tax deductions from restricted stock grants that vested totaled $3,720 for the year ended December 29, 2012.
Performance Based Stock Award Program
We made performance-based awards to our executives during 2007, 2008 and 2009. Payout of these awards was contingent upon achievement of individualized goals. Compensation expense associated with these awards of $(28), $188 and $496 has been recorded during 2012, 2011 and 2010, respectively.

10. COMMITMENTS AND CONTINGENCIES
Operating Leases
We have commitments for various operating leases for machinery and equipment, vehicles, office equipment, land and office space. As a matter of ordinary business course, we occasionally guarantee certain lease commitments to landlords. Rent expense for all operating leases was $18,246, $18,778 and $22,635 in 2012, 2011 and 2010, respectively. Future minimum payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consist of the following at December 29, 2012:

2013	$15,440
2014	12,749
2015	8,953
2016	7,196
2017	5,889
Thereafter	14,257
Insurance
We maintain various insurance policies that maintain large deductibles up to $750, some with or without stop-loss limits, depending on market availability. Deductibles for certain property insurance policies in the event of a catastrophic event for certain locations based on a percentage of the insured assets, which may exceed $750.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Litigation
Various lawsuits, claims and proceedings of a nature considered normal to our business are pending against us. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect our consolidated financial statements. We expense as incurred legal costs expected to be incurred in connection with loss contingencies.

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

12. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
We report two business segments, Research Models and Services (RMS) and Preclinical Services (PCS). Our RMS segment includes sales of research models, genetically engineered models and services (GEMS), insourcing solutions (IS), research animal diagnostic services (RADS), discovery research services (DRS), Endotoxin and Microbial Detection (EMD) products and services ( formerly in vitro), and avian vaccine products and services. Our PCS segment includes services required to take a drug through the development process, which includes DRS, safety assessment and biopharmaceutical services.
The following table presents sales and other financial information by business segment. Net sales represent sales originating in entities primarily engaged in either provision of RMS or PCS. Long-lived assets include property, plant and equipment and other long-lived assets.

	2012	2011	2010
Research Models and Services
Net sales	$695,083	$705,419	$666,986
Gross margin	289,750	297,327	278,391
Operating income	202,362	206,319	184,464
Total assets	698,134	687,346	711,824
Long-lived assets	272,559	282,388	277,193
Depreciation and amortization	37,541	37,240	37,657
Capital expenditures	36,856	34,257	27,694
Preclinical Services
Net sales	$434,447	$437,228	$466,430
Gross margin	102,331	104,915	106,369
Operating income	34,628	24,925	(379,726)
Total assets	888,210	869,881	1,016,864
Long-lived assets	493,120	513,302	537,786
Depreciation and amortization	43,734	47,990	55,992
Capital expenditures	10,678	14,886	15,166

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

A reconciliation of segment operating income to consolidated operating income is as follows:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Total segment operating income	$236,990	$231,244	$(195,262)
Unallocated corporate overhead	(71,225)	(56,938)	(73,250)
Termination fee (Note 11)	—	—	(30,000)
Consolidated operating income	$165,765	$174,306	$(298,512)
Net sales for each significant service area are as follows:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Research models	$381,790	$401,660	$386,872
Research model services	219,671	220,698	208,363
EMD	93,622	83,061	71,751
Total research models	695,083	705,419	666,986
Total preclinical services	434,447	437,228	466,430
Total sales	$1,129,530	$1,142,647	$1,133,416
A summary of unallocated corporate overhead consists of the following:

	December 29, 2012	December 31, 2011	December 25, 2010
Stock-based compensation expense	$11,724	$11,159	$11,893
U.S. retirement plans	4,831	3,802	3,921
Audit, tax and related expense	3,019	3,069	2,805
Salary and bonus	19,997	18,486	19,617
Global IT	12,622	11,785	12,793
Employee health, LDP and fringe benefit expense	(4,569)	(2,952)	(2,231)
Consulting and professional services	4,434	8,432	7,686
Depreciation expense	6,260	6,312	5,796
Severance expense	53	(65)	4,153
Transaction (acquisition/disposition) costs	3,772	1,329	6,669
Contingent consideration write-down	—	(5,598)	(4,335)
Other general unallocated corporate expenses	9,082	1,179	4,483
Total unallocated corporate overhead costs	$71,225	$56,938	$73,250
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

	U.S	Europe	Canada	Japan	Other Non-U.S.	Consolidated
2012
Sales to unaffiliated clients	$534,817	$341,550	$160,004	$77,707	$15,452	$1,129,530
Long lived assets	476,927	122,351	124,302	39,642	2,457	765,679
2011
Sales to unaffiliated clients	$545,185	$348,455	$158,997	$75,992	$14,018	$1,142,647
Long lived assets	497,197	123,634	127,531	45,857	1,470	795,689
2010
Sales to unaffiliated clients	$535,790	$327,492	$181,028	$73,852	$15,254	$1,133,416
Long lived assets	507,089	124,428	136,846	44,818	1,798	814,979

13. DISCONTINUED OPERATIONS
On March 28, 2011, we disposed of our Phase I clinical business for a nominal amount. As part of the disposition we remained the guarantor of the Phase I facility lease. During the second quarter of 2011, we recognized the value of the guarantee net of the buyer's related indemnity as a liability of $2,994, which we are amortizing ratably over the remaining term of the lease. The facility lease runs through January 2021 with remaining lease payments totaling $13,272 as of December 29, 2012.
During the period ended December 29, 2012, we concluded that the decreasing financial viability of the lessee increased the probability that we will be required to make future lease payments as guarantor. As a result, we recorded an additional contingent loss of $7,158 for the guarantee, reflecting our estimate of the total future lease payments less sublease income. Under the terms of the lease, if we are required to honor the guarantee due to default by the lessee, we may obtain control of the leased property. The total carrying amount of the liability for our obligation under the guarantee is $9,679 as of December 29, 2012 and is reflected on the consolidated balance sheet a liability of discontinued operations.
The consolidated financial statements have been reclassified to segregate, as discontinued operations, the assets and liabilities, operating results and cash flows, of the businesses being discontinued for all periods presented. Operating results from discontinued operations are as follows:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Net sales	$—	$2,112	$17,508
Asset impairment	—	—	6,402
Income (loss) from operations of discontinued businesses, before income taxes	(6,986)	(8,964)	(13,465)
Provision (benefit) for income taxes	(2,734)	(3,419)	(5,453)
Income (loss) from operations of discontinued businesses, net of taxes	$(4,252)	$(5,545)	$(8,012)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Assets and liabilities of discontinued operations at December 2012 and December 2011 consisted of the following:

	December 29, 2012	December 31, 2011
Current assets	$495	$107
Long-term assets	3,328	986
Total assets	$3,823	$1,093
Current liabilities	$1,802	$1,165
Long-term liabilities	8,795	2,522
Total liabilities	$10,597	$3,687
Current assets include a current deferred tax asset. Non-current assets include a long-term deferred tax asset. Current and long-term liabilities consist of a lease guarantee.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
SUPPLEMENTARY DATA

Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 29, 2012
Total net sales	$285,981	$284,723	$278,686	$280,140
Gross profit	104,212	103,585	93,259	94,573
Operating income	43,740	49,274	37,682	35,069
Income from continuing operations, net of tax	26,470	30,547	22,384	22,717
(Loss) income from discontinued businesses, net of tax	77	42	(182)	(4,189)
Net income attributable to common shareowners	26,439	30,468	21,972	$18,416
Earnings (loss) per common share
Basic
Continuing operations attributable to common shareowners	$0.55	$0.63	$0.47	$0.48
Discontinued operations attributable to common shareowners	—	—	—	(0.09)
Net income attributable to common shareowners	$0.55	$0.63	$0.46	$0.4
Diluted
Continuing operations attributable to common shareowners	$0.54	$0.63	$0.46	$0.48
Discontinued operations attributable to common shareowners	—	—	—	(0.09)
Net income attributable to common shareowners	$0.54	$0.63	$0.46	$0.39
Fiscal Year Ended December 31, 2011
Total net sales	$285,843	$288,263	$277,579	$290,962
Gross profit	102,638	106,320	92,716	100,568
Operating income (loss)	42,251	53,314	37,094	41,647
Income from continuing operations, net of tax	35,377	34,156	18,911	27,078
Income (loss) from discontinued businesses, net of tax	(3,945)	(1,732)	(18)	150
Net income attributable to common shareowners	$31,335	$32,318	$18,798	$27,115
Earnings (loss) per common share
Basic
Continuing operations attributable to common shareowners	$0.65	$0.67	$0.38	$0.55
Discontinued operations attributable to common shareowners	(0.07)	(0.03)	—	—
Net income attributable to common shareowners	$0.58	$0.63	$0.38	$0.56
Diluted
Continuing operations attributable to common shareowners	$0.65	$0.66	$0.37	$0.55
Discontinued operations attributable to common shareowners	(0.07)	(0.03)	—	—
Net income attributable to common shareowners	$0.57	$0.63	$0.37	$0.55

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
SUPPLEMENTARY DATA

Quarterly Segment Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 29, 2012
Research Models and Services
Sales	$183,152	$173,611	$166,484	$171,836
Gross margin	82,196	76,266	65,902	65,386
Operating income	59,467	55,542	43,389	43,964
Depreciation and amortization	8,942	9,085	9,670	9,844
Capital expenditures	12,900	7,569	7,423	8,964
Preclinical Services
Sales	$102,829	$111,112	$112,202	$108,304
Gross margin	22,016	27,319	27,358	25,638
Operating income	4,174	10,809	10,975	8,670
Depreciation and amortization	11,060	10,980	10,880	10,814
Capital expenditures	1,211	1,872	2,819	4,776
Unallocated corporate overhead	$(19,901)	$(17,077)	$(16,682)	$(17,565)
Total
Sales	$285,981	$284,723	$278,686	$280,140
Gross margin	104,212	103,585	93,260	91,024
Operating income	43,740	49,274	37,682	35,069
Depreciation and amortization	20,002	20,065	20,550	20,658
Capital expenditures	14,111	9,441	10,242	13,740
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 31, 2011
Research Models and Services
Sales	$173,371	$178,163	$171,471	$182,414
Gross margin	73,839	78,307	70,514	74,667
Operating income	51,742	55,691	48,534	50,352
Depreciation and amortization	9,269	9,318	9,327	9,326
Capital expenditures	4,403	4,010	5,789	20,055
Preclinical Services
Sales	$112,472	$110,100	$106,108	$108,548
Gross margin	28,799	28,013	22,202	25,902
Operating income	9,306	7,875	3,663	4,082
Depreciation and amortization	11,996	12,498	11,840	11,656
Capital expenditures	2,387	2,650	2,433	7,416
Unallocated corporate overhead	$(18,797)	$(10,252)	$(15,103)	$(12,786)
Total
Sales	$285,843	$288,263	$277,579	$290,962
Gross margin	102,638	106,320	92,716	100,569
Operating income	42,251	53,314	37,094	41,648
Depreciation and amortization	21,265	21,816	21,167	20,982
Capital expenditures	6,790	6,660	8,222	27,471

Item 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are not effective, at a reasonable assurance level, as of December 29, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. Based upon their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were not effective because of the material weakness below relating to our internal control over financial reporting.
A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.
As of December 29, 2012 management determined that the Company did not maintain effective controls over information technology business processes and financial reporting. Specifically, the Company identified deficiencies with respect to design and operation of controls over segregation of duties, restricted access, changes to vendor and customer master data, transaction level and financial close controls which aggregated to a material weakness in internal control over financial reporting.
We have determined that this deficiency constitutes a "material weakness" in our internal control over financial reporting.
Based on the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe the consolidated financial statement included in this report as of and for the periods ended December 29, 2012 are fairly stated in all material respects.
We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 29, 2012 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.
Subsequent Remediation Efforts
The following remediation efforts, as outlined below, are designed to address the aforementioned material weakness identified by management and to strengthen our internal control over financial reporting.
In response to the identification of the material weakness, in the first quarter of 2013 management performed additional procedures designed to ensure the reliability of our financial reporting and based upon such performance we believe the consolidated financial statement included in this report as of and for the periods ended December 29, 2012 are fairly stated

in all material respects. Furthermore, in the first quarter of 2013 management (1) has established a cross functional team to review and address segregation of duties conflicts and restricted access within the information technology used in our core business and (2) will design new controls or improve existing controls related to vendor and customer master data changes, transaction level controls as well as financial close controls. In addition, we will evaluate staffing levels and responsibilities, and increase training to reinforce pre-established and new controls to improve our ability to detect potential misstatements in our internally prepared reports, analyses and financial records.

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
None.
PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

A.	Directors and Compliance with Section 16(a) of the Exchange Act
The information required by this Item regarding our directors and compliance with Section 16(a) of the Exchange Act by our officers and directors will be included in the 2013 Proxy Statement under the sections captioned “Nominees for Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference thereto. The information required by this Item regarding our corporate governance will be included in the 2013 Proxy Statement under the section captioned “Corporate Governance” and is incorporated herein by reference thereto.

B.	Our Executive Officers
The information required by this Item regarding our executive officers is reported in Part I of this Form 10-K under the heading “Supplementary Item. Executive Officers of the Registrant pursuant to Instruction 3 to Item 401(b) of Regulation S-K.”

C.	Audit Committee Financial Expert
The information required by this Item regarding the audit committee of the Board of Directors and financial experts will be included in the 2013 Proxy Statement under the section captioned “The Board of Directors and its Committees-Audit Committee and Financial Experts” and is incorporated herein by reference thereto.

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

Item 11.    Executive Compensation

The information required by this Item will be included in the 2013 Proxy Statement under the sections captioned “2012 Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,”

“Compensation Committee Interlocks and Insider Participation” and “Report of Compensation Committee” and is incorporated herein by reference thereto.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the 2013 Proxy Statement under the sections captioned “Beneficial Ownership of Securities” and is incorporated herein by reference thereto. See also Item 5. “Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Securities Authorized for Issuance Under Equity Compensation Plans” for the disclosure required by Item 201(d) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the 2013 Proxy Statement under the sections captioned “Related Person Transaction Policy” and “Corporate Governance-Director Qualification Standards; Director Independence” and is incorporated herein by reference thereto.

Item 14.    Principal Accountant Fees and Services

The information required by this Item will be included in the 2013 Proxy Statement under the section captioned “Statement of Fees Paid to Independent Registered Public Accounting Firm” and is incorporated herein by reference thereto.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
Item 15(a)(1) and (2) Financial Statements and Schedules
See "Index to Consolidated Financial Statements and Financial Statements Schedules" at Item 8 to this Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.
Item 15(a)(3) and Item 15(b) Exhibits
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Date:	February 27, 2013	By:	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
By:	/s/ JAMES C. FOSTER	President, Chief Executive Officer and Chairman	February 27, 2013
James C. Foster

By:	/s/ THOMAS F. ACKERMAN	Corporate Executive Vice President and	February 27, 2013
	Thomas F. Ackerman	Chief Financial Officer and Principal Accounting Officer

By:	/s/ ROBERT J. BERTOLINI	Director	February 27, 2013
Robert J. Bertolini

By:	/s/ STEPHEN D. CHUBB	Director	February 27, 2013
Stephen D. Chubb

By:	/s/ GEORGE E. MASSARO	Director	February 27, 2013
George E. Massaro

By:	/s/ DEBORAH KOCHEVAR	Director	February 27, 2013
Deborah Kochevar

By:	/s/ GEORGE M. MILNE, JR.	Director	February 27, 2013
George M. Milne, Jr.

By:	/s/ C. RICHARD REESE	Director	February 27, 2013
C. Richard Reese

By:	/s/ SAMUEL O. THIER	Director	February 27, 2013
Samuel O. Thier

By:	/s/ RICHARD F. WALLMAN	Director	February 27, 2013
Richard F. Wallman

By:	/s/ WILLIAM H. WALTRIP	Director	February 27, 2013
William H. Waltrip

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Second Amended and Restated Certificate of Incorporation of Charles River Laboratories International, Inc. dated June 5, 2000		S-1/A	June 23, 2000	3.1
3.2	Second Amended and Restated By-laws of Charles River Laboratories International, Inc.		8-K	December 5, 2008	3.2
4.1	Form of common stock certificate, $0.01 par value, of Charles River Laboratories International, Inc.		S-1	June 23, 2000	4.1
4.2	Charles River Laboratories International, Inc. as Issuer and U.S. Bank National Association as Trustee Indenture dated June 12, 2006		8-K	June 12, 2006	4.1
4.3	Charles River Laboratories International, Inc. Form of 2.25% Convertible Senior Note due 2013		8-K	June 12, 2006	4.1
4.4*	Charles River Laboratories International, Inc. Form of Performance Share Unit Granted Under 2007 Incentive Plan	X
10.1*	Charles River Corporate Officer Separation Plan dated April 30, 2010		10-Q	August 3, 2010	10.1
10.2*	Charles River Laboratories Holdings 1999 Management Incentive Plan		10-K	March 14, 2006	10.6
10.3*	Charles River Laboratories International, Inc. 2000 Incentive Plan amended May 9, 2005		10-K	March 14, 2006	10.7
10.4*	Charles River Laboratories International, Inc. 2000 Incentive Plan Inland Revenue Approved Rules for UK Employees		10-Q	November 5, 2001	99.1
10.5*	Form of change in control agreement		10-K	February 23, 2009	10.7
10.6*	Executive Incentive Compensation Plan dated January 1, 2009		10-K	February 23, 2009	10.8
10.7*	Charles River Laboratories International, Inc. Form of Stock Option Award letter granted under 2000 Incentive Plan		10-Q	November 1, 2004	10.3
10.8*	Charles River Laboratories International. Inc. Form of Restricted Stock Award granted under 2000 Incentive Plan		10-Q	November 1, 2004	10.4
10.9*	Inveresk Research Group, Inc. 2002 Stock Option and Incentive Compensation Plan amended and restated as of May 4, 2004		S-8	October 20, 2004	99.1
10.10*	Charles River Laboratories, Inc. Executive Life Insurance/Supplemental Retirement Income Plan		10-K	March 9, 2005	10.23
10.11*	Charles River Laboratories amended and restated Deferred Compensation Plan amended December 2, 2008, July 20, 2011 and October 27, 2011		10-K	February 27, 2012	10.11
10.12	Charles River Laboratories International, Inc. Fourth Amended and Restated Credit Agreement dated September 23, 2011		8-K	September 23, 2011	10.1
10.13*	Charles River Laboratories International, Inc. 2007 Incentive Plan amended March 18, 2009 and March 22, 2011		10-K	February 27, 2012	10.13
10.14*	Charles River Laboratories International, Inc. Form of Stock Option granted under 2007 Incentive Plan		10-K	February 20, 2008	10.17
10.15*	Charles River Laboratories International, Inc. Form of Restricted Stock Award granted under 2007 Incentive Plan		10-K	February 20, 2008	10.18

10.16*	Letter Agreements with Dr. Davide Molho dated May 22, 2009		10-K	February 23, 2011	10.17
10.17*	Amended and Restated Deferred Compensation Plan Document dated July 17, 2012		10-Q	August 7, 2012	10.1
10.18*	Employment agreement between Dr. Jorg Geller and Charles River Germany GmbH & Co.	X
21.1	Subsidiaries of Charles River Laboratories International, Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*    Management contract or compensatory plan, contract or arrangement.