Form 10-Q
period 2013-03-30
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2013-05-08
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 22, 2013, there were 49,029,250 shares of the Registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended March 30, 2013

Special Note on Factors Affecting Future Results
This Quarterly Report on Form 10-Q contains forward‑looking statements regarding future events and the future results of Charles River Laboratories International, Inc. (Charles River or we) that are based on our current expectations, estimates, forecasts, and projections about the industries in which we operates and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward‑looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward‑looking statements when addressing topics such as: the pursuit of our initiatives to optimize returns for stockholders, including efforts to improve our operating margins, improve free cash flow, invest in growth businesses and return value to shareholders; future demand for drug discovery and development products and services, including the outsourcing of these services and spending trends by our clients; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with leading pharmaceutical companies and opportunities for future similar arrangements; changes in the composition or level of our revenues; our cost structure; the impact of acquisitions and dispositions; our expectations with respect to sales growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure); changes in our expectations regarding future stock option, restricted stock, and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our cash flow and liquidity. In addition, these statements include the impact of economic and market conditions on our clients; the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis and the ability of Charles River to withstand the current market conditions. You should not rely on forward‑looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward‑looking statements. You are cautioned not to place undue reliance on these forward‑looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 29, 2012 under the section entitled “Our Strategy,” the section entitled “Risks Related to Our Business and Industry,” the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward‑looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward‑looking events we discuss in this report not to occur.

Part I. Financial Information
Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net sales related to products	$126,287	$126,214
Net sales related to services	164,951	159,767
Net sales	291,238	285,981
Costs and expenses
Cost of products sold	66,033	64,945
Cost of services provided	120,994	116,824
Selling, general and administrative	57,199	55,977
Amortization of other intangibles	4,249	4,495
Operating income	42,763	43,740
Other income (expense)
Interest income	97	185
Interest expense	(8,280)	(8,435)
Other, net	1,068	(344)
Income from continuing operations, before income taxes	35,648	35,146
Provision for income taxes	9,722	8,676
Income from continuing operations, net of income taxes	25,926	26,470
Income (loss) from discontinued operations, net of taxes	(155)	77
Net income	25,771	26,547
Less: Net income attributable to noncontrolling interests	(193)	(108)
Net income attributable to common shareowners	$25,578	$26,439
Earnings per common share
Basic:
Continuing operations attributable to common shareowners	$0.54	$0.55
Discontinued operations	$—	$—
Net income attributable to common shareowners	$0.54	$0.55
Diluted:
Continuing operations attributable to common shareowners	$0.53	$0.54
Discontinued operations	$—	$—
Net income attributable to common shareowners	$0.53	$0.54

See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands, except per share amounts)

	March 30, 2013	March 31, 2012
Net income	$25,771	$26,547
Foreign currency translation adjustment	(19,933)	6,780
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) for the period	—	209
Add: reclassification adjustment for losses included in net income	—	712
Defined benefit plan gains (losses) and prior service costs not yet recognized as components of net periodic pension cost:
Amortization of prior service costs and net gains and losses (Note 10)	737	661
Comprehensive income, before tax	6,575	34,909
Income tax expense related to items of other comprehensive income	904	261
Comprehensive income, net of tax	5,671	34,648
Less: comprehensive income related to noncontrolling interests	(229)	(126)
Comprehensive income attributable to common shareholders	$5,442	$34,522

See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except per share amounts)

	March 30, 2013	December 29, 2012
Assets
Current assets
Cash and cash equivalents	$100,422	$109,685
Trade receivables, net	213,540	203,001
Inventories	84,959	88,470
Other current assets	92,993	83,601
Current assets of discontinued businesses	705	495
Total current assets	492,619	485,252
Property, plant and equipment, net	707,053	717,020
Goodwill, net	227,082	208,609
Other intangibles, net	95,035	84,922
Deferred tax asset	29,857	38,554
Other assets	48,985	48,659
Long-term assets of discontinued businesses	3,177	3,328
Total assets	$1,603,808	$1,586,344
Liabilities and Equity
Current liabilities
Current portion of long-term debt and capital leases	$130,851	$139,384
Accounts payable	31,277	31,218
Accrued compensation	43,620	46,951
Deferred revenue	53,187	56,422
Accrued liabilities	48,078	45,208
Other current liabilities	21,166	21,262
Current liabilities of discontinued businesses	2,633	1,802
Total current liabilities	330,812	342,247
Long-term debt and capital leases	518,035	527,136
Other long-term liabilities	106,969	104,966
Long-term liabilities of discontinued businesses	8,126	8,795
Total liabilities	963,942	983,144
Commitments and contingencies
Redeemable noncontrolling interest	9,038	—
Shareowners' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 80,763,440 issued and 49,106,698 shares outstanding at March 30, 2013 and 79,607,981 issued and 48,220,037 shares outstanding at December 29, 2012	807	796
Capital in excess of par value	2,130,266	2,097,316
Accumulated deficit	(342,723)	(368,301)
Treasury stock, at cost, 31,656,742 shares and 31,387,944 shares at March 30, 2013 and December 29, 2012, respectively	(1,146,538)	(1,135,609)
Accumulated other comprehensive income	(13,533)	6,603
Total shareowners' equity	628,279	600,805
Noncontrolling interests	2,549	2,395
Total equity	639,866	603,200
Total liabilities and equity	$1,603,808	$1,586,344
See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012
Cash flows relating to operating activities
Net income	$25,771	$26,547
Less: Income (loss) from discontinued operations	(155)	77
Income from continuing operations	25,926	26,470
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	20,010	20,002
Amortization of debt issuance costs and discounts	4,557	4,345
Non-cash compensation	5,904	5,266
Deferred income taxes	6,734	5,740
Other, net	772	1,535
Changes in assets and liabilities:
Trade receivables	(14,234)	(19,881)
Inventories	2,922	3,312
Other assets	(4,775)	(462)
Accounts payable	(5,038)	(2,187)
Accrued compensation	(2,651)	(1,659)
Deferred revenue	(3,888)	963
Accrued liabilities	1,827	(5,114)
Taxes payable and prepaid taxes	(6,938)	(7,320)
Other liabilities	(1,151)	(5,733)
Net cash provided by operating activities	29,977	25,277
Cash flows relating to investing activities
Acquisition of businesses, net of cash acquired	(24,141)	—
Capital expenditures	(6,429)	(14,112)
Purchases of investments	(3,847)	(4,694)
Proceeds from sale of investments	5,589	14,555
Other, net	46	973
Net cash used in investing activities	(28,782)	(3,278)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	32,803	28,000
Proceeds from exercises of stock options and warrants	25,148	2,715
Payments on long-term debt, capital lease obligation and revolving credit agreement	(54,902)	(46,566)
Purchase of treasury stock	(11,229)	(15,246)
Other, net	1,670	462
Net cash used in financing activities	(6,510)	(30,635)
Discontinued operations
Net cash used in operating activities	(3)	—
Net cash provided by discontinued operations	(3)	—
Effect of exchange rate changes on cash and cash equivalents	(3,945)	762
Net change in cash and cash equivalents	(9,263)	(7,874)
Cash and cash equivalents, beginning of period	109,685	68,905
Cash and cash equivalents, end of period	$100,422	$61,031
Supplemental cash flow information
Capitalized interest	$64	$191

See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(dollars in thousands)

	Total	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Treasury Stock	Non-controlling Interests
December 29, 2012	$603,200	$(368,301)	$6,603	$796	$2,097,316	$(1,135,609)	$2,395
Components of comprehensive income, net of tax:
Net income	25,771	25,578					193
Other comprehensive loss	(20,100)		(20,136)				36
Total comprehensive income	5,671						229
Redeemable noncontrolling interest acquired in business combination	8,963						8,963
Tax benefit associated with stock issued under employee compensation plans	1,794				1,794
Issuance of stock under employee compensation plans	25,263			11	25,252
Acquisition of treasury shares	(10,929)				—	(10,929)
Stock-based compensation	5,904				5,904
March 30, 2013	$639,866	$(342,723)	$(13,533)	$807	$2,130,266	$(1,146,538)	$11,587

See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1.	BASIS OF PRESENTATION
The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to state fairly the financial position and results of operations of Charles River Laboratories International, Inc. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 29, 2012.
2. RESTRUCTURING COSTS
We have implemented staffing reductions over the past few years to improve operating efficiency and profitability at various sites. As a result of these actions, for the three months ended March 30, 2013 and March 31, 2012, we recorded severance and retention charges as shown below. As of March 30, 2013, $1,791 was included in accrued compensation and $1,644 in other long-term liabilities on our consolidated balance sheet.
The following table rolls forward our severance and retention cost liability:

	Three Months Ended
	March 30, 2013	March 31, 2012
Balance, beginning of period	$3,636	$3,374
Expense	297	911
Payments/utilization	(498)	(608)
Balance, end of period	$3,435	$3,677

The following table presents severance and retention costs by classification on the income statement:

	Three Months Ended
	March 30, 2013	March 31, 2012
Severance charges included in cost of sales	$227	$—
Severance charges included in selling, general and administrative expense	70	911
Total expense	$297	$911

The following table presents severance and retention cost by segment:

	Three Months Ended
	March 30, 2013	March 31, 2012
Research models and services	$86	$—
Preclinical services	211	911
Corporate	—	—
Total expense	$297	$911

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

3. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of net trade receivables is as follows:

	March 30, 2013	December 29, 2012
Client receivables	$183,362	$174,774
Unbilled revenue	34,674	32,494
Total	218,036	207,268
Less allowance for doubtful accounts	(4,496)	(4,267)
Net trade receivables	$213,540	$203,001

The composition of inventories is as follows:

	March 30, 2013	December 29, 2012
Raw materials and supplies	$13,952	$14,525
Work in process	10,309	11,082
Finished products	60,698	62,863
Inventories	$84,959	$88,470
The composition of other current assets is as follows:

	March 30, 2013	December 29, 2012
Prepaid assets	$24,033	$20,404
Deferred tax asset	30,477	30,018
Marketable securities	6,846	6,781
Prepaid income tax	31,408	26,169
Restricted cash	229	229
Other current assets	$92,993	$83,601
The composition of net property, plant and equipment is as follows:

	March 30, 2013	December 29, 2012
Land	$40,344	$40,812
Buildings	687,309	697,547
Machinery and equipment	356,629	356,960
Leasehold improvements	35,542	34,916
Furniture and fixtures	24,766	25,681
Vehicles	3,848	3,736
Computer hardware and software	109,374	107,171
Construction in progress	46,320	46,186
Total	1,304,132	1,313,009
Less accumulated depreciation	(597,079)	(595,989)
Net property, plant and equipment	$707,053	$717,020

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets. Depreciation expense for the quarter ended March 30, 2013 and March 31, 2012 was $15,761 and $15,507, respectively.
The composition of other assets is as follows:

	March 30, 2013	December 29, 2012
Deferred financing costs	$5,696	$6,424
Cash surrender value of life insurance policies	24,316	25,240
Equity-method affiliates	8,402	8,492
Other assets	10,571	8,503
Other assets	$48,985	$48,659
The composition of other current liabilities is as follows:

	March 30, 2013	December 29, 2012
Accrued income taxes	$16,084	$18,216
Current deferred tax liability	418	410
Accrued interest and other	4,664	2,636
Other current liabilities	$21,166	$21,262
The composition of other long-term liabilities is as follows:

	March 30, 2013	December 29, 2012
Deferred tax liability	$16,163	$13,147
Long-term pension liability	41,417	44,316
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	28,211	26,663
Other long-term liabilities	21,178	20,840
Other long-term liabilities	$106,969	$104,966

4. MARKETABLE SECURITIES AND EQUITY-METHOD AFFILIATES
Investments in marketable securities are reported at fair value and consist of time deposits. The fair value for these time deposits approximate fair value. The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	March 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$6,846	$—	$—	$6,846
	$6,846	$—	$—	$6,846

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	December 29, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$6,781	$—	$—	$6,781
	$6,781	$—	$—	$6,781
Maturities of debt securities were as follows:

	March 30, 2013		December 29, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$6,846	$6,846	$6,781	$6,781
Due after one year through five years	—	—	—	—
Due after ten years	—	—	—	—
	$6,846	$6,846	$6,781	$6,781

Equity-Method Affiliates
In 2009, we entered into a limited partnership, which invests in biotechnology and medical device companies. We committed $20,000, or approximately 12%, of the limited partnership's total committed capital. As of March 30, 2013, we have contributed $8,820 of our total committed capital of $20,000. We recognized equity loss of $90 for the three months ended March 30, 2013. This loss is reported within other income (expense). As of March 30, 2013, Equity Method Affiliates had a carrying value of $8,402, which is reported in other assets on the consolidated balance sheets.
During the first quarter of 2013, we entered into another limited partnership, which invests in technology and life sciences companies with an emphasis on early stage investments. We committed $10,000 to the limited partnership. As of March 30, 2013, no contributions have been made to the limited partnership.
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

•
Redeemable noncontrolling interest—Valued based on actual and projected financial data and market multiples for similar business acquisition transactions. For the quarter ended March 30, 2013, management considered the recent purchase price paid for 75% of Vital River of $26,890 in January 2013 to calculate the fair value of the 25% not owned by the Company (i.e. the redeemable noncontrolling interest). Management considered the length of time elapsed since the acquisition in arriving at fair value.

•	Long-term debt—Disclosed fair valued based on current market pricing for similar debt.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 30, 2013
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets and Liabilities at Fair Value
Time deposits	$—	$6,846	$—	$6,846
Life policies	—	18,599	—	18,599
Total assets measured at fair value	$—	$25,445	$—	$25,445
Redeemable noncontrolling interest	—	—	9,038	9,038
Total liabilities measured at fair value	$—	$—	$9,038	$9,038

	Fair Value Measurements at December 29, 2012
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets and Liabilities at Fair Value
Time deposits	$—	$6,781	$—	$6,781
Life policies	—	19,555	—	19,555
Hedge contract	—	16	—	16
Total assets measured at fair value	$—	$26,352	$—	$26,352
Redeemable noncontrolling interest	—	—	—	—
Total liabilities measured at fair value	$—	$—	$—	$—

The book value of our term and revolving loans, which are variable rate loans carried at amortized cost, approximates fair value based current market pricing of similar debt. The fair value of our 2.25% Senior Convertible Debentures (2013 Notes), which are carried at cost less unamortized discount on our consolidated balance sheets, was $353,145 as of March 30, 2013. We determine the fair value of these 2013 Notes based on their most recent quoted market price and by reference to the market value of similar debt instruments. We classify the fair value of our debt as Level 2 (significant other observable inputs) on the valuation hierarchy, where Level 2 inputs include quoted prices for similar assets and liabilities in active markets and/or quoted prices for identical or similar assets and liabilities in markets that are not active.
The following tables present a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended March 30, 2013 and March 31, 2012. As noted in Note 15, we adjust the carrying value of the redeemable noncontrolling interest balance related to our acquisition of Vital River to fair value each quarter. We use valuation techniques that consider internal financial data, market information, and other data.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended
Redeemable Noncontrolling Interest (Liability)	March 30, 2013	March 31, 2012
Beginning balance	$—	$—
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in other income (expense)	38	—
Included in other comprehensive income	37	—
Purchases, issuances and settlements	8,963	—
Ending balance	$9,038	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended
Auction rate securities (Asset)	March 30, 2013	March 31, 2012
Beginning balance	$—	$11,051
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in other income (expense)	—	(712)
Included in other comprehensive income	—	921
Purchases, issuances and settlements	—	(11,260)
Ending balance	$—	$—

We enter into derivative instruments to hedge foreign currency exchange risk to reduce the impact of changes to foreign currency rates on our financial statements. During the quarter ended March 30, 2013, we recognized $233 of hedge gains associated with forward currency contracts open during the quarter. As of March 30, 2013, there were no outstanding forward currency contracts.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
As of March 30, 2013 and December 29, 2012 , other intangible assets, net, consisted of $3,438 and $3,438 of indefinite-lived intangible assets, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table displays the gross carrying amount and accumulated amortization of definite-lived intangible assets by major class:

	March 30, 2013		December 29, 2012
	Gross Carrying Amount	Accumulated Amortization & Impairment Loss	Gross Carrying Amount	Accumulated Amortization & Impairment Loss
Backlog	$2,839	$(2,380)	$2,875	$(2,375)
Client relationships	311,606	(229,207)	305,178	(231,902)
Client contracts	14,547	(14,547)	15,366	(15,366)
Trademarks and trade names	5,368	(4,855)	5,326	(4,821)
Standard operating procedures	2,749	(1,019)	2,751	(863)
Other identifiable intangible assets	10,275	(3,779)	10,033	(4,718)
Total other intangible assets	$347,384	$(255,787)	$341,529	$(260,045)

The changes in the gross carrying amount and accumulated impairment loss of goodwill are as follows:

		Adjustments to Goodwill
	December 29, 2012	Acquisitions	Foreign Exchange	March 30, 2013
Research Models and Services
Gross carrying amount	$63,139	$19,687	$(181)	$82,645
Preclinical Services
Gross carrying amount	1,150,470	—	(1,033)	1,149,437
Accumulated impairment loss	(1,005,000)			(1,005,000)
Total
Gross carrying amount	$1,213,609	$19,687	$(1,214)	$1,232,082
Accumulated impairment loss	(1,005,000)			(1,005,000)
Goodwill, net	$208,609			$227,082

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-Term Debt
Long-term debt consists of the following:

	March 30, 2013	December 29, 2012
2.25% Senior convertible debentures:
Principal	$349,995	$349,995
Unamortized debt discount	(2,897)	(6,726)
Net carrying amount of senior convertible debentures	347,098	343,269
Term loan facilities	269,775	290,947
Revolving credit facility	31,000	32,000
Other long-term debt	305	232
Total debt	648,178	666,448
Less: current portion of long-term debt	(130,664)	(139,373)
Long-term debt	$517,514	$527,075
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
The credit agreement includes certain customary representations and warranties, events of default, notices of material adverse changes to our business and negative and affirmative covenants. As of March 30, 2013, we were compliant with all financial covenants specified in the credit agreement. We had $5,030 outstanding under letters of credit as of March 30, 2013.
Our 350,000 of 2.25% Senior Convertible Debentures (the 2013 Notes) are due in June 2013 with interest payable semi-annually and are convertible into cash for the principal amount and shares of our common stock for the conversion premium (or, at our election, cash in lieu of some or all of such common stock), if any, based on an initial conversion rate, subject to adjustment, of 20.4337 shares of our common stock per 1,000 principal amount of notes (which represents an initial conversion price of $48.94 per share). The 2013 Notes are convertible only in the following circumstances and to the following extent:
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
Upon conversion, we will pay cash and shares of our common stock (or, at our election, cash in lieu of some or all of such common stock), if any. If we undergo a fundamental change as described in the indenture for the 2013 Notes, holders will have the option to require us to purchase all or any portion of their notes for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest, including any additional interest to, but excluding, the purchase date. As of March 30, 2012, no conversion triggers were met.
As of March 30, 2013, our debt included $349,995 of 2.25% Senior Convertible Debentures (2013 Notes) due June 2013. At March 30, 2013, the fair value of these outstanding 2013 Notes was approximately $353,145 based on their quoted market

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

value. The long term portion of the 2013 Notes is $244,995, which is based upon our expected capacity on our existing credit facility available to settle the 2013 Notes. Upon maturity, we expect to settle the 2013 Notes utilizing the expected capacity on our existing credit facility, our existing cash and marketable securities and other financing alternatives.
As of March 30, 2013, $2,897 of debt discount related to the 2013 Notes remained and will be amortized over one final quarter. Interest expense related to our convertible debt of $3,830 and $3,514 for quarters ending March 30, 2013 and March 31, 2012 respectively, yielded an effective interest rate of 6.93% on the liability component. In addition, $1,969 and $1,969 of contractual interest expense was recognized on our convertible debt during the quarters ended March 30, 2013 and March 31, 2012, respectively.
Principal maturities of existing debt, which excludes unamortized discount, for the periods set forth in the table below are as follows:

Twelve Months Ending
March 2014	$131,534
March 2015	48,709
March 2016	59,950
March 2017	410,882
March 2018	—
Total	$651,075
We have capital leases for equipment. These leases are capitalized using interest rates considered appropriate at the inception of the lease. Capital lease obligations amounted to $707 and $72 at March 30, 2013 and December 29, 2012, respectively.
8. EQUITY
Earnings Per Share
Basic earnings per share for the three months ended March 30, 2013 and March 31, 2012 was computed by dividing earnings available to common shareowners for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for the three months ended March 30, 2013 and March 31, 2012 has been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.
Options to purchase 2,684,236 shares and 4,395,903 shares were outstanding at March 30, 2013 and March 31, 2012, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted average shares outstanding for March 30, 2013 and March 31, 2012 excluded the weighted average impact of 1,149,622 and 930,193 shares, respectively, of non-vested restricted stock awards.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings per share:

	Three Months Ended
	March 30, 2013	March 31, 2012
Numerator:
Income from continuing operations for purposes of calculating earnings per share	$25,733	$26,362
Income (loss) from discontinued businesses	(155)	$77
Denominator:
Weighted-average shares outstanding—Basic	47,658,995	48,254,950
Effect of dilutive securities:
2.25% senior convertible debentures	—	—
Stock options and contingently issued restricted stock	777,054	516,793
Weighted-average shares outstanding—Diluted	48,436,049	48,771,743
Basic earnings per share from continuing operations attributable to common shareowners	$0.54	$0.55
Basic earnings per share from discontinued operations attributable to common shareowners	$—	$—
Diluted earnings per share from continuing operations attributable to common shareowners	$0.53	$0.54
Diluted earnings per share from discontinued operations attributable to common shareowners	$—	$—

Treasury Shares
For the three months ended March 30, 2013 and March 31, 2012, we repurchased 157,283 shares of common stock for $6,458 and 347,968 shares of common stock for $12,500, respectively, through open market purchases made in reliance on Rule 10b5-1. Additionally, our 2007 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the three months ended March 30, 2013 and March 31, 2012, we acquired 111,515 shares for $4,471 and 82,375 shares for $2,980, respectively, as a result of such withholdings.
Share repurchases for the three months ended March 30, 2013 and March 31, 2012 were as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Number of shares of common stock repurchased	268,798	430,343
Total cost of repurchase	$10,929	$15,480

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

9. INCOME TAXES
The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statements of income:

	Three Months Ended
	March 30, 2013	March 31, 2012
Income from continuing operations before income taxes	$35,648	$35,146
Effective tax rate	27.3%	24.7%
Provision (benefit) for income taxes	$9,722	$8,676

Our overall effective tax rate was 27.3% in the first quarter of 2013 and 24.7% in the first quarter of 2012. The increase was primarily attributable to a change in French tax law that was enacted during the first quarter of 2013 and limits the deductibility of interest by our French affiliates. This new tax law applies retroactively to 2012 resulting in the recognition of a discrete tax cost in the first quarter of 2013 of $703. The effective tax rate for the first quarter of 2013 also reflects a $525 tax cost related to nondeductible transaction costs incurred in 2012 for the acquisition of Vital River, which closed in the first quarter of 2013, and a discrete benefit of $330 for the retroactive impact of a change in US Federal tax law enacted during the first quarter of 2013 related to the U.S. anti deferral regime.
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
During the first quarter of 2013, our unrecognized tax benefits recorded increased by $1,238 to $32,234 due primarily to a new uncertain tax position related to tax incentives claimed by Vital River in prior years. Additionally, the unrecognized tax benefits increased during the first quarter of 2013 due to ongoing evaluation of uncertain tax positions in the current period offset by a reduction due to a settlement of a Quebec audit and foreign exchange movement. The amount of unrecognized income tax benefits that would impact the effective tax rate favorably increased by $1,411 to $26,007. The increase was due primarily to a new uncertain tax position that arose in the first quarter of 2013 relating to the acquisition to Vital River as well as an increase due to ongoing evaluation of uncertain tax positions in the current period offset by foreign exchange movement. The amount of accrued interest on unrecognized tax benefits increased by $347 to $2,312 in the first quarter of 2013.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

via the competent authority process. The actual amounts of the liability for Canadian taxes and the asset for the correlative relief in the U.S. could be different based upon the agreement reached between the IRS and CRA.

We believe we have appropriately provided for all uncertain tax positions.
In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of the first quarter of 2013 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.
For the three months ended March 30, 2013, income tax expense of $904 related to items of other comprehensive income included an expense of $662 related to foreign currency translation adjustments and an expense of $242 related to the change in unrecognized pension gains, losses and prior service costs. For the three months ended March 31, 2012, income tax expense of $261 related to items of other comprehensive income included a benefit of $89 related to foreign currency translation adjustments and an expense of $350 related to the change in unrecognized pension gains, losses and prior service costs.
10. EMPLOYEE BENEFITS
The following table provides the components of net periodic benefit cost for our defined benefit plans:

	Pension Benefits		Supplemental Retirement Benefits
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Service cost	$847	$979	$161	$160
Interest cost	2,810	2,811	177	223
Expected return on plan assets	(3,656)	(3,430)	—	—
Amortization of prior service cost (credit)	(150)	(151)	165	165
Amortization of net loss (gain)	690	582	63	65
Net periodic benefit cost	$541	$791	$566	$613
During 2013, we expect to contribute $9,686 to our pension plans.

11. STOCK PLANS AND STOCK BASED COMPENSATION
The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. The following table presents stock-based compensation included in our consolidated statement of income:

	March 30, 2013	March 31, 2012
Stock-based compensation expense included in:
Cost of sales	$1,369	$1,448
Selling and administration	4,535	3,818
Stock-based compensation, before income taxes	5,904	5,266
Provision for income taxes	(2,043)	(1,884)
Stock-based compensation, net of tax	$3,861	$3,382
The fair value of stock-based awards granted during the first three months of 2013 and 2012 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	March 30, 2013	March 31, 2012
Expected life (in years)	4.2 years	4.5 years
Expected volatility	32.7%	35.0%
Risk-free interest rate	0.81%	0.84%
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$11.15	$11.02

Stock Options
The following table summarizes stock option activities under our plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 29, 2012	5,860,403	$39.11
Options granted	564,629	$40.40
Options exercised	(800,097)	$31.58
Options canceled	(13,021)	$44.03
Options outstanding as of March 30, 2013	5,611,914	$40.31	3.40 years	$32,445
Options exercisable as of March 30, 2013	3,944,595	$41.31	2.45 years	$21,884
As of March 30, 2013, the unrecognized compensation cost related to 1,667,319 unvested stock options expected to vest was $16,721. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 32 months.
The total intrinsic value of options exercised during the three months ending March 30, 2013 and March 31, 2012 was $8,891 and $1,131, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price. The total amount of cash received from the exercise of options during the three months ending March 30, 2013 and March 31, 2012 was $25,148 and $2,715, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $3,207 for the three months ending March 30, 2013. A charge of $1,794 was recorded in capital in excess of par value in the first quarter for the excess of deferred tax assets over the actual tax benefits at option exercise. We settle stock option exercises with newly issued common shares.
Restricted Stock
Stock compensation expense associated with restricted common stock is charged for the market value on the date of grant, less estimated forfeitures, and is amortized over the awards' vesting period on a straight-line basis.
The following table summarizes the restricted stock activity for the three months ending March 30, 2013:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding as of December 29, 2012	934,505	$35.83
Granted	546,316	40.40
Vested	(329,098)	40.08
Canceled	(2,101)	41.04
Outstanding as of March 30, 2013	1,149,622	$36.78

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

As of March 30, 2013, the unrecognized compensation cost related to shares of unvested restricted stock expected to vest was $39,827. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 36 months. The total fair value of restricted stock grants that vested during the quarters ending March 30, 2013 and March 31, 2012 was $13,190 and $9,392, respectively. The actual tax benefit realized for the tax deductions from restricted stock grants that vested totaled $4,622 for the three months ended March 30, 2013.
Performance Based Stock Award Program
On February 22, 2013, we granted 167,694 Performance Share Units (PSUs) to certain executive officers. The PSUs will be paid out in our common stock based upon the results of two metrics: performance based on our earnings per share with certain defined adjustments and our relative stock price market performance based on a 3-year relative Total Shareholder Return calculation. Accordingly, the actual total number of our shares into which the granted PSUs will convert can range from no shares to a maximum of 335,388 shares. The PSUs will become fully vested in December 2015 and will be paid out in the form of our common stock in the first quarter of 2016. Compensation expense associated with the PSUs of $233 has been recorded during the three months ended March 30, 2013.
12. COMMITMENTS AND CONTINGENCIES
Various lawsuits, claims and proceedings of a nature considered normal to our business are pending against us. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect our consolidated financial statements.
13. BUSINESS SEGMENT INFORMATION
We report two business segments, Research Models and Services (RMS) and Preclinical Services (PCS). Our RMS segment includes sales of research models, genetically engineered models and services (GEMS), insourcing solutions (IS), research animal diagnostic services (RADS), discovery research services (DRS), Endotoxin and Microbial Detection (EMD) products and services, and avian vaccine products and services. Our PCS segment includes services required to take a drug through the development process, which includes DRS, safety assessment and biopharmaceutical services.
The following table presents sales and other financial information by business segment.

	Three Months Ended
	March 30, 2013	March 31, 2012
Research Models and Services
Net sales	$182,489	$183,152
Gross margin	80,435	82,196
Operating income	55,303	59,467
Depreciation and amortization	9,873	8,942
Capital expenditures	4,010	12,900
Preclinical Services
Net sales	$108,749	$102,829
Gross margin	23,776	22,016
Operating income	8,060	4,174
Depreciation and amortization	10,137	11,060
Capital expenditures	2,418	1,211

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Total segment operating income	$63,363	$63,641
Unallocated corporate overhead	(20,600)	(19,901)
Consolidated operating income	$42,763	$43,740

Net sales for each significant service area are as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Research models	$103,123	$104,932
Research model services	52,154	56,071
EMD	27,212	22,149
Total research models	182,489	183,152
Total preclinical services	108,749	102,829
Total sales	$291,238	$285,981
A summary of unallocated corporate overhead consists of the following:

	Three Months Ended
	March 30, 2013	March 31, 2012
Stock-based compensation expense	$3,197	$2,785
U.S. retirement plans	1,300	1,372
Audit, tax and related expense	1,235	654
Salary and bonus	4,755	4,923
Global IT	2,586	2,850
Employee health, long-term disability and fringe benefit expense	2,228	1,993
Consulting and professional services	688	1,742
Depreciation expense	1,570	1,569
Other general unallocated corporate expenses	3,041	2,013
Total unallocated corporate overhead costs	$20,600	$19,901
Other general unallocated corporate expenses consist of various departmental costs including those associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury and investor relations.
14. DISCONTINUED OPERATIONS
On March 28, 2011, we disposed of our Phase I clinical business for a nominal amount. As part of the disposition we remained the guarantor of the Phase I facility lease. During the second quarter of 2011, we recognized the value of the guarantee net of the buyer's related indemnity as a liability of $2,994, which we are accreting ratably over the remaining term of the lease. The facility lease runs through January 2021 with remaining lease payments totaling $12,630 as of March 30, 2013.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

During the period ended December 29, 2012, we concluded that the decreasing financial viability of the lessee increased the probability that we will be required to make future lease payments as guarantor. As a result, we recorded an additional contingent loss for the guarantee, reflecting our estimate of the total future lease payments less sublease income. Under the terms of the lease, if we are required to honor the guarantee due to default by the lessee, we may obtain control of the leased property.
On April 4, 2013 the buyer of our Phase I clinical business filed for Chapter 11 bankruptcy. As a result, we revised our contingent loss for the guarantee, reflecting our revised estimate of the total future lease payments less sublease income. The total carrying amount of the liability for our obligation under the guarantee is $9,829 as of March 30, 2013 and is reflected on the consolidated balance sheet a liability of discontinued operations.
The consolidated financial statements classify, as discontinued operations, the assets and liabilities, operating results and cash flows, of businesses that are discontinued for all periods presented. Operating results from discontinued operations are as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Net sales	$—	$—
Income (loss) from operations of discontinued businesses, before income taxes	(220)	104
Provision (benefit) for income taxes	(65)	27
Income (loss) from operations of discontinued businesses, net of taxes	$(155)	$77

Assets and liabilities of discontinued operations at March 30, 2013 and December 29, 2012 consisted of the following:

	March 30, 2013	December 29, 2012
Current assets	$705	$495
Long-term assets	3,177	3,328
Total assets	$3,882	$3,823
Current liabilities	$2,633	$1,802
Long-term liabilities	8,126	8,795
Total liabilities	$10,759	$10,597
Current and long-term assets include deferred tax assets. Current and long-term liabilities consist primarily of a lease guarantee.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

15. BUSINESS ACQUISITIONS

In October 2012, we entered into an agreement to acquire a 75% ownership interest of Vital River, a commercial provider of research models and related services in China, for approximately $26,890 in cash, subject to certain closing adjustments. The acquisition closed in January 2013. Vital River's financial results are included in our RMS reportable business segment.

The preliminary purchase price allocation, net of $2,671 of cash acquired, is as follows:

Current assets (excluding cash)	$2,994
Property, plant and equipment	10,404
Other long-term assets	2,242
Definite-lived intangible assets	15,623
Goodwill	19,687
Current liabilities	(11,792)
Long term liabilities	(5,976)
Redeemable noncontrolling interest	(8,963)
Total purchase price allocation	$24,219

The preliminary breakout of definite-lived intangible assets acquired are as follows:

		Weighted average amortization life (in years)
Client relationships	$14,292	11.7 years
Reacquired rights	1,171	1.3 years
Other intangible assets	160	2.8 years
Total definite-lived intangible assets	$15,623

The definite-lived intangibles are largely attributed to the expected cash flows related to customer relationships existing at the acquisition closing date. In addition, the Company reacquired a right previously granted to the entity related to a royalty agreement for the distribution of products in China. The value assigned to the reacquired right will be amortized over the remaining life of the existing royalty agreement. The goodwill resulting from the transaction is primarily attributed to the potential growth of the business in China. The goodwill is not deductible for tax purposes.

Concurrent with the acquisition, the Company entered into a joint venture agreement with the noncontrolling interest holders that provide the Company with the right to purchase the remaining 25% of the entity for cash at its then appraised value beginning in January 2016. Additionally, the noncontrolling interest holders were granted the right to require the Company to purchase the remaining 25% of the entity at its then appraised value in January 2016 for cash. These rights are accelerated in certain events. As the noncontrolling interest holders can require the Company to purchase for cash the remaining 25% interest, we classify the carrying amount of the noncontrolling interest above the equity section and below liabilities on the consolidated balance sheet and we adjust the carrying amount to fair value each quarter end. Adjustments to fair value are recorded through additional paid-in capital.

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
Large pharmaceutical and biotechnology companies have been undergoing significant change in recent years as they endeavor to improve the productivity of their drug development pipelines, and at the same time, streamline their infrastructures in order to improve efficiency and reduce operating costs. Our clients' efforts have had an unfavorable impact on our operations as a result of our clients' measured research and development spending; delays in decisions and commitments; tight cost constraints and the resultant pricing pressure, particularly in view of excess capacity in the contract research industry; and a focus on late-stage clinical testing as our clients accelerate their efforts to bring drugs to market in the face of expiration of patents on branded drugs. There were other trends which also affected us unfavorably: biotechnology companies experienced a period of decreased funding, which has only recently improved as a result of investments by global pharmaceutical companies and a moderate improvement in the public markets for these companies; uncertainty surrounding healthcare reform initiatives; and consolidation in the pharmaceutical and biotechnology industry. All of these ongoing factors continue to contribute to demand uncertainty and are expected to impact future sales.
Over the last two years, demand for our products and services appears to have continued to stabilize. As part of our clients' efforts to improve pipeline productivity, pharmaceutical and biotechnology companies are emphasizing efficacy testing in order to eliminate molecules from the pipeline earlier in the drug development process. This trend is visible in increasing demand for our non-GLP in vivo pharmacology and drug metabolism and pharmacokinetics (DMPK) services. We continue to anticipate that our clients will reduce their internal capacity through closure of underutilized facilities and increase their use of these outsourced services in the future, because utilizing outsourced services enables them to create a flexible drug development model which improves operating efficiency and reduces costs.
As our clients increase focus on strategic outsourcing, our scientific expertise, operating efficiency, information technology platforms and client data portals, and ability to meet each client's individual needs strongly positions us to compete for business. We continue to build momentum by winning new or renewing existing strategic relationships with our clients. We continue to be selected for these strategic relationships in a highly competitive marketplace because of the characteristics noted above, as well as our broad portfolio of products and services which span the early-stage drug development continuum, and our ability to develop a customized in vivo biology program to support our client's drug development efforts. Price continues to be a factor in our bids but we believe our scientific expertise remains a key criterion.  Our ongoing discussions concerning additional strategic relationships continue as our clients focus on the logistics of outsourcing. Additionally, we continue to expand our relationships with our mid-tier and academic clients by focusing our sales and marketing efforts in order to achieve market share gains.
We believe that the long-term drivers for our business as a whole will primarily emerge from our clients' continued demand for research models and services and both GLP and non-GLP in vivo biology services, which are essential to the drug development process. However, presently it is challenging to predict the timing associated with these drivers.
We continue to focus on our four key initiatives designed to allow us to drive profitable growth and to maximize value for shareholders, and thus better position ourselves to operate successfully in the current and future business environment. These four initiatives are: improving the consolidated operating margin, improving free cash flow generation, disciplined investment in growth businesses and returning value to shareholders. Our continued actions, which include aggressively driving operating efficiencies, disciplined focus on deployment of capital, investing in those areas of our existing business with the greatest potential for growth and repurchasing stock with the intent to drive immediate shareholder value and earnings per share accretion, are significant actions toward the achievement of our four key initiatives. The acquisition of Vital River completed in the first quarter of 2013 is an example of our focus on investing in growth businesses.
Total net sales during the first quarter of 2013 were $291.2 million, an increase of 1.8% over the same period last year. The sales increase was due primarily to increased sales for the PCS segment partially offset by lower RMS sales. The effect of foreign currency translation had a negative impact on sales of 1.0%. Our gross margin decreased to 35.8% of net sales for the first quarter of 2013 compared to 36.4% of net sales for the first quarter of 2012, due primarily to lower sales of research models. Our operating income was $42.8 million for the first quarter of 2013 compared to operating income of $43.7 million for the first quarter of 2012, an decrease of 2.1% due to the decline in Research Model and Services segment. The operating margin was 14.7% for the first quarter of 2013, compared to15.3% for the first quarter of 2012.
Our net income attributable to common shareholders was $25.6 million for the three months ended March 30, 2013 compared to $26.4 million for the three months ended March 31, 2012. Diluted earnings per share for the first quarter of 2013 were $0.53 compared to diluted earnings per share of $0.54 for the first quarter of 2012.
We report two segments: Research Models and Services (RMS) and Preclinical Services (PCS), which reflects the manner in which our operating units are managed.
Our RMS segment, which represented 62.7% of net sales in the first quarter of 2013, includes three categories: Research Models, Research Model Services, and Endotoxin and Microbial Detection (EMD). Research Models includes production of small and large research models as well as avian products. Research Model Services include four business units: Genetically Engineered Models and Services (GEMS), Research Animal Diagnostic Services (RADS), Discovery Research Services (DRS), and Insourcing Solutions (IS). Net sales for the RMS segment decreased 0.4% compared to the first quarter of 2012, primarily driven by lower sales of Research Models and Research Model Services, partially offset by higher sales of EMD and the acquisition of Vital River. The effect of foreign currency translation had a negative impact on sales of 1.4%. The gross margin decreased to 44.1% from 44.9% primarily due to the impact of lower sales on our fixed costs partially, offset by our cost savings. The operating margin decreased to 30.3% from 32.5% .
Our PCS segment, which represented 37.3% of net sales in the first quarter of 2013, includes services required to take a drug through the development process including discovery support, safety assessment and biopharmaceutical services. Sales for this segment increased 5.8% from the first quarter of 2012, as a result of increased sales to both large biopharmaceutical and mid-tier clients, primarily as a result of continued market share gains. Foreign currency translation reduced the sales growth rate by 0.2% in the first quarter of 2013. The PCS gross margin increased to 21.9% from 21.4% in the first quarter of 2012. The operating margin for the first quarter of 2013 was 7.4% compared to 4.1% in the first quarter of 2012, due mainly to higher sales of both regulated safety assessment and non-GLP discovery services, as well as a modest improvement in profitability for biopharmaceutical services compared to last year's challenging start.
Three Months Ended March 30, 2013 Compared to the Three Months Ended March 31, 2012
Net Sales. Net sales for the three months ended March 30, 2013 were $291.2 million, an increase of $5.2 million, or 1.8%, from $286.0 million for the three months ended March 31, 2012, due primarily to increased sales for PCS partially offset by lower RMS sales. The effect of foreign currency translation had a negative impact on sales of 1.0%.
Research Models and Services. For the three months ended March 30, 2013, net sales for our RMS segment were $182.5 million, a decrease of $0.7 million, or 0.4%, from $183.2 million for the three months ended March 31, 2012, due primarily to lower sales of Research Models and Research Model Services partially offset by higher sales of EMD and the acquisition of Vital River. The effect of unfavorable foreign currency translation decreased sales by 1.4%.
Preclinical Services. For the three months ended March 30, 2013, net sales for our PCS segment were $108.7 million, an increase of $5.9 million, or 5.8%, from $102.8 million for the three months ended March 31, 2012. The sales increase was a result of increased sales to both large biopharmaceutical and mid-tier clients, primarily as a result of continued market share gains. Foreign currency translation reduced the sales growth rate by 0.2%.
Cost of Products Sold and Services Provided. Cost of products sold and services provided during the first quarter of 2013 was $187.0 million, an increase of $5.2 million, or 2.9%, from $181.8 million during the first quarter of 2012. Cost of products sold and services provided during the three months ended March 30, 2013 was 64.2% of net sales, compared to 63.6% during the three months ended March 31, 2012.
Research Models and Services. Cost of products sold and services provided for RMS during the first quarter of 2013 was $102.1 million, an increase of $1.1 million, or 1.1%, compared to $101.0 million in 2012. Cost of products sold and services provided for the three months ended March 30, 2013 increased to 55.9% of net sales compared to 55.1% of net sales for 2012. The increase in cost as a percentage of sales was primarily due to the impact of lower sales on our fixed costs partially offset by our cost savings.
Preclinical Services. Cost of services provided for the PCS segment during the first quarter of 2013 was $85.0 million, an increase of $4.2 million, compared to $80.8 million in 2012. Cost of services provided as a percentage of net sales was 78.1% during the three months ended March 30, 2013, compared to 78.6% for the three months ended March 31, 2012. The decrease in cost of services provided as a percentage of net sales was primarily due to higher sales of both regulated safety assessment and non-GLP discovery services, as well as a modest improvement in profitability for biopharmaceutical services compared to last year's challenging start.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 30, 2013 were $57.2 million, an increase of $1.2 million, or 2.1%, from $56.0 million for the three months ended March 31, 2012. Selling, general and administrative expenses for the first quarter of 2013 were 19.6% of net sales compared to 19.6% for the first quarter of 2012.
Research Models and Services. Selling, general and administrative expenses for RMS for the first quarter of 2013 were $23.1 million, an increase of $1.9 million, or 9.0%, compared to $21.2 million in 2012. Selling, general and administrative expenses increased as a percentage of sales to 12.7% for the three months ended March 30, 2013 from 11.6% for the three months ended March 31, 2012 due to increases to support higher growth areas and the impact of the acquisitions of Accugenix and Vital River.
Preclinical Services. Selling, general and administrative expenses for the PCS segment for the first quarter of 2013 were $13.5 million, a decrease of $1.3 million, or 9.4%, compared to $14.8 million during 2012. Selling, general and administrative expenses for the three months ended March 30, 2013 decreased to 12.4% of net sales, compared to 14.4% of net sales for the three months ended March 31, 2012 due mainly to lower severance expense in the current period.
Unallocated Corporate Overhead. Unallocated corporate overhead, which consists of various costs primarily associated with activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions, was $20.6 million during the three months ended March 30, 2013, compared to $19.9 million during the three months ended March 31, 2012. The increase in the first quarter of 2013 was primarily due to cost increases across several expense categories.
Amortization of Other Intangibles. Amortization of other intangibles for the three months ended March 30, 2013 was $4.2 million, a decrease of $0.3, from $4.5 million for the three months ended March 31, 2012. Amortization expense decreased as a percentage of sales to 1.5% for the three months ended March 30, 2013, from 1.6% for the three months ended March 31, 2012.
Research Models and Services. In the first quarter of 2013, amortization of other intangibles for our RMS segment was $2.0 million, an increase of $0.5 million from $1.5 million in the first quarter of 2012 due mainly to the acquisition of Vital River.
Preclinical Services. For the three months ended March 30, 2013, amortization of other intangibles for our PCS segment was $2.3 million, a decrease of $0.7 million from $3.0 million for the three months ended March 31, 2012.
Operating Income. Operating income for the three months ended March 30, 2013 was $42.8 million, a decrease of $0.9 million compared to operating income of $43.7 million for the three months ended March 31, 2012. Operating income as a percentage of net sales for the three months ended March 30, 2013 was 14.7% compared to 15.3% for the three months ended March 31, 2012.
Research Models and Services. For the three months ended March 30, 2013, operating income for our RMS segment was $55.3 million, a decrease of $4.2 million, or 7.0%, from $59.5 million in 2012. Operating income as a percentage of net sales for the three months ended March 30, 2013 was 30.3%, compared to 32.5% for the three months ended March 31, 2012. The decrease in operating income as a percentage of net sales was primarily due to the impact impact of lower sales on our fixed costs partially offset by our cost savings.
Preclinical Services. For the three months ended March 30, 2013, operating income for our PCS segment was $8.1 million, an increase of $3.9 million compared to $4.2 million for the three months ended March 31, 2012. Operating income as a percentage of net sales increased to 7.4% compared to 4.1% of net sales in 2012. The increase in operating income as a percentage of net sales was primarily due to higher sales and the increased profitability for our biopharmaceutical services.
Unallocated Corporate Overhead. Unallocated corporate overhead was $20.6 million during the three months ended March 30, 2013, compared to $19.9 million during the three months ended March 31, 2012. The increase in the first quarter of 2013 was primarily due to increased stock based compensation and fringe related costs.
Interest Expense. Interest expense for the first quarter of 2013 was $8.3 million, compared to $8.4 million in the first quarter of 2012. The decrease was due mainly to decreased debt balances and lower interest rates.
Interest Income. Interest income for the first quarter of 2013 was $0.1 million, compared to $0.2 million for the first quarter of 2012 due mainly to lower interest rates.
Income Taxes. Income tax expense for the three months ended March 30, 2013 was $9.7 million, an increase of $1.0 million compared to $8.7 million for the three months ended March 31, 2012. Our effective tax rate was 27.3% for the first quarter of 2013 compared to 24.7% for the first quarter of 2012. The increase was primarily attributable to a change in French tax law that was enacted during the first quarter of 2013 and limited the deductibility of interest by our French affiliates. This new tax law applied retroactively to 2012 resulting in the recognition of a discrete tax cost in the first quarter of 2013 of $0.7 million. The effective tax rate for the first quarter of 2013 also reflected a $0.5 million tax cost related to nondeductible transaction costs incurred in 2012 for the acquisition of Vital River, which closed in the first quarter of 2013, and a discrete benefit of $0.3 million for the retroactive impact of a change in US Federal tax law enacted during the first quarter of 2013 related to the U.S. anti-deferral regime.
Net Income Attributable to Common Shareowners. Net income attributable to common shareowners for the three months ended March 30, 2013 was $25.6 million compared to $26.4 million for the three months ended March 31, 2012.
Liquidity and Capital Resources

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our consolidated statements of cash flows.
Our principal sources of liquidity have been our cash flow from operations, and proceeds from our long term debt and our revolving line of credit arrangements.
Our credit agreement dated September 23, 2011 provides for a $299.8 million term loan, a €69.4 million Euro term loan and a $350.0 million revolving credit facility. The term loan facility matures in 20 quarterly installments with the last installment due September 23, 2016. The $350.0 million revolving facility also matures on September 23, 2016 and requires no scheduled payment before that date. The book value of our term and revolving loans approximates fair value.
The credit agreement includes certain customary representations and warranties, events of default, notices of material adverse changes to our business and negative and affirmative covenants. As of March 30, 2013, we were compliant with all financial covenants specified in the credit agreement. We had $5.0 million outstanding under letters of credit as of March 30, 2013.
Our debt also includes $350.0 million of 2.25% Senior Convertible Debentures (2013 Notes) due June 2013. At March 30, 2013, the fair value of our outstanding 2013 Notes was approximately $353.1 million based on their quoted market value and no conversion triggers were met. Upon maturity, we will settle the principal balance of the 2013 Notes in cash and any additional amount due to the conversion feature in cash or shares. Upon maturity, we intend to settle the 2013 Notes utilizing our cash and marketable securities, the existing capacity on our credit facility, which includes possible increases to the term loan and revolving line of credit and/or other financing alternatives
In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of the first quarter of 2013 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.
For the three months ended March 30, 2013, we repurchased 157.3 thousand shares of common stock for $6.5 million through open market purchases made in reliance on Rule 10b-18. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

As of March 30, 2013, we had $6.8 million in time deposits classified as marketable securities held by non-U.S. subsidiaries.
Cash and cash equivalents totaled $100.4 million at March 30, 2013, compared to $109.7 million at December 29, 2012. The decline in cash and cash equivalents was primarily due to the repurchase of shares, capital expenditures and prepayment of debt. At March 30, 2013, the $100.4 million was comprised of $10.5 million held in the United States and $89.9 million held by non-U.S. subsidiaries. At December 29, 2012, the $109.7 million was comprised of $10.7 million held in the United States and $99.0 million held by non-U.S. subsidiaries. We are a net borrower and closely manage our cash to keep balances low. We were able to maintain liquidity by having the ability to borrow on our revolving line of credit.
Net cash provided by operating activities for the quarters ending March 30, 2013 and March 31, 2012 was $30.0 million and $25.3 million, respectively. The increase in cash provided by operations was primarily due to stable accrued liabilities in the quarter ending March 30, 2013 compared to the quarter ending March 31, 2012. Our days sales outstanding (DSO) remained flat at 51 days as of March 30, 2013 compared to December 29, 2012 and increased compared to 48 days as of March 31, 2012. Our DSO includes deferred revenue as an offset to accounts receivable in the calculation. Our net cash provided by operating activities will be impacted by future timing of client payments for products and services as evidenced in our DSO. A one-day increase or decrease in our DSO represents a change of approximately $3.1 million of cash provided by operating activities. Our allowance for doubtful accounts was $4.5 million as of March 30, 2013 compared to $4.3 million as of December 29, 2012.
Net cash used in investing activities for the quarters ending March 30, 2013 and March 31, 2012 was $28.8 million and $3.3 million, respectively. The acquisition of Vital River completed in the first quarter of 2013. Our capital expenditures during the first quarter of 2013 were $6.4 million, of which $4.0 million was related to RMS and $2.4 million to PCS. For 2013, we project capital expenditures to be approximately $50.0 million. We anticipate that future capital expenditures will be funded by operating activities, marketable securities and existing credit facilities. For the quarters ending March 30, 2013 and March 31, 2012, we sold $5.6 million and $14.6 million of marketable securities, respectively.
Net cash used in financing activities for the quarters ending March 30, 2013 and March 31, 2012 was $6.5 million and $30.6 million, respectively. For the quarters ending March 30, 2013 and March 31, 2012, proceeds from exercises of employee stock options were $25.1 million and $2.7 million. Proceeds from long-term debt were $32.8 million and $28.0 million for the quarters ending March 30, 2013 and March 31, 2012, respectively. Payments on long-term debt and revolving credit agreements were $54.9 million and $46.6 million for the quarters ending March 30, 2013 and March 31, 2012, respectively. For the quarters ending March 30, 2013 and March 31, 2012, we paid $11.2 million and $15.2 million, respectively, for the purchase of treasury stock acquired through open market purchases.
Off-Balance Sheet Arrangements
The conversion features of our 2013 Notes are equity-linked derivatives. As such, we recognize these instruments as off-balance sheet arrangements. Because the conversion features associated with these notes are indexed to our common stock and classified in stockholders' equity, these instruments are not accounted for as derivatives.
Recent Accounting Pronouncements
In February 2013, The FASB issued an accounting standard update related to Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The revised standard requires companies to present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. This amendment was effective for us on December 30, 2012 and was applied prospectively.

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

        Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $6.2 million on a pre-tax basis. The book value of our debt approximates fair value.
        We issued $350.0 million of the 2013 Notes in a private placement in the second quarter of 2006. The 2013 Notes bear an interest rate of 2.25%. The fair market value of the outstanding notes was approximately $353.1 million on March 30, 2013.
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
        During the first quarter of 2013, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on client transactions and certain balance sheet items, including intercompany loans. No foreign currency contracts were open at quarter end.
Item 4.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company's principal executive officer and principal financial officer have concluded that because of the material weakness existing in our internal controls over financial reporting as of December 29, 2012 the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are not effective, at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms as of March 30, 2013. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
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
We determined that this deficiency constitutes a "material weakness" in our internal control over financial reporting.
Based on the performance of additional procedures by management, designed to ensure the reliability of our financial reporting, including the remediation efforts outline in Item 4 (b) we believe the consolidated financial statement included in this report as of and for the periods ended March 30, 2013 are fairly stated in all material respects.
We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting, other than those stated below, identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 30, 2013 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

Subsequent Remediation Efforts
The following remediation efforts, as outlined below, were designed to address the aforementioned material weakness identified by management and to strengthen our internal control over financial reporting.
In response to the identification of the material weakness, in the first quarter of 2013 management performed additional procedures designed to ensure the reliability of our financial reporting and based upon such performance we believe the consolidated financial statement included in this report as of and for the periods ended March 30, 2013 are fairly stated in all material respects. Furthermore, in the first quarter of 2013 management (1) has begun implementing appropriate changes to address segregation of duties conflicts and restricted access within the information technology used in our core business and (2) designed new controls or improved existing controls related to vendor and customer master data changes, transaction level controls as well as financial close controls. In addition, we have evaluated staffing levels and modified responsibilities as well as increased training to reinforce pre-established and new controls to improve our ability to detect potential misstatements in our internally prepared reports, analyses and financial records.

PART II

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 29, 2012.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the quarter ended March 30, 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 30, 2012 to January 26, 2013	44,527	$40.43	44,527	$53,016
January 27, 2013 to February 23, 2013	110,225	$41.35	110,225	$48,458
February 24, 2013 to March 30, 2013	114,046	$40.08	2,531	$48,358
Total:	268,798		157,283
On July 29, 2010, our Board of Directors authorized a $500.0 million stock repurchase program. Our Board of Directors increased the stock repurchase authorization by $250.0 million to $750.0 million on October 20, 2010.

During the first quarter of 2013, we repurchased 157,283 shares of common stock for 6.5 million under our Rule 10b5-1 Purchase Plan and in open market trading.
Additionally, the Company's Incentive Plans permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, during the period ended March 30, 2013, we acquired 111,515 shares for a nominal amount as a result of such withholdings.

Item 6.    Exhibits
(a) Exhibits
10.1    Certificate of Insurance for Life Insurance for Dr. Jorg Geller dated February 8, 1988.
10.2    Certificate if Insurance for Life Insurance for Dr. Jorg Geller dated April 24, 1998.

10.3	Provision Committed by Charles River Wiga Deutschland Gmbh for Dr. Jorg Geller dated December 13, 1996.

10.4	Adendum to Provision Commitment by Charles River Wiga Deutschland Gmbh for Dr. Jorg Geller dated March 25, 1997.

21.1	Subsidiaries of Charles River Laboratories, International, Inc.
31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed herewith.
31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed herewith.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act. Filed herewith.

101
The following materials from the Form 10-Q for the year period ended March 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income , (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) related notes to these Unaudited, Condensed Consolidated Interim Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
May 8, 2013	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

May 8, 2013	/s/ THOMAS F. ACKERMAN
Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer

Exhibit 31.1
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES‑OXLEY ACT OF 2002
AND RULE 13a-14(a)/15d-14(a) OF THE EXCHANGE ACT OF 1934

I, James C. Foster, Chief Executive Officer of Charles River Laboratories International, Inc. (the registrant) certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended March 30, 2013 of the registrant;

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: May 8, 2013	/s/ James C. Foster James C. Foster Chairman, President and Chief Executive Officer Charles River Laboratories International, Inc.

Exhibit 31.2
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES‑OXLEY ACT OF 2002
AND RULE 13a-14(a)/15d-14(a) OF THE EXCHANGE ACT OF 1934
I, Thomas F. Ackerman, Corporate Executive Vice President and Chief Financial Officer of Charles River Laboratories International, Inc. (the registrant) certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended March 30, 2013 of the registrant;

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: May 8, 2013	/s/ Thomas F. Ackerman Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer Charles River Laboratories International, Inc.

Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES‑OXLEY ACT OF 2002
In connection with the quarterly report on Form 10-Q for the quarter ended March 30, 2013 of Charles River Laboratories International, Inc. (the “Company”) as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, James C. Foster, Chairman, Chief Executive Officer and President of the Company, and Thomas F. Ackerman, Corporate Executive Vice President and Chief Financial Officer of the Company, each hereby certifies, to the best of his knowledge and pursuant to 18 U.S.C. Section 1350, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”); and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 8, 2013	/s/ James C. Foster James C. Foster Chairman, President and Chief Executive Officer Charles River Laboratories International, Inc.
Dated: May 8, 2013	/s/ Thomas F. Ackerman Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer Charles River Laboratories International, Inc.
This certification shall not be deemed “filed” for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.