Form 10-Q
period 2013-06-29
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2013-07-31
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 22, 2013, there were 49,060,865 shares of the Registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended June 29, 2013

Special Note on Factors Affecting Future Results
This Quarterly Report on Form 10-Q contains forward‑looking statements regarding future events and the future results of Charles River Laboratories International, Inc. (Charles River or we) that are based on our current expectations, estimates, forecasts, and projections about the industries in which we operates and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward‑looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward‑looking statements when addressing topics such as: the pursuit of our initiatives to optimize returns for stockholders, including efforts to improve our operating margins, improve free cash flow, invest in growth businesses and return value to shareholders; future demand for drug discovery and development products and services, including the outsourcing of these services and spending trends by our clients; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with leading pharmaceutical companies and opportunities for future similar arrangements; changes in the composition or level of our revenues; our cost structure; the impact of acquisitions and dispositions; our expectations with respect to sales growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure); the potential outcome of, and impact to our business and financial operations due to, litigation and legal proceedings, including with respect to our on-going investigation of inaccurate billing with respect to certain government contracts; changes in our expectations regarding future stock option, restricted stock, and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our cash flow and liquidity. In addition, these statements include the impact of economic and market conditions on our clients; the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis and the ability of Charles River to withstand the current market conditions. You should not rely on forward‑looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward‑looking statements. You are cautioned not to place undue reliance on these forward‑looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 29, 2012 under the section entitled “Our Strategy,” the section entitled “Risks Related to Our Business and Industry,” the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward‑looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward‑looking events we discuss in this report not to occur.

Part I. Financial Information
Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales related to products	$121,858	$119,125	$248,145	$245,339
Net sales related to services	171,075	165,598	336,026	325,365
Net sales	292,933	284,723	584,171	570,704
Costs and expenses
Cost of products sold	66,627	62,035	132,660	126,980
Cost of services provided	123,736	119,103	244,730	235,927
Selling, general and administrative	54,919	49,900	112,118	105,877
Amortization of other intangibles	4,463	4,411	8,712	8,906
Operating income	43,188	49,274	85,951	93,014
Other income (expense)
Interest income	236	151	333	336
Interest expense	(7,544)	(8,079)	(15,824)	(16,514)
Other, net	967	(1,346)	2,035	(1,690)
Income from continuing operations, before income taxes	36,847	40,000	72,495	75,146
Provision for income taxes	8,219	9,453	17,941	18,129
Income from continuing operations, net of income taxes	28,628	30,547	54,554	57,017
Income (loss) from discontinued operations, net of taxes	(915)	42	(1,070)	119
Net income	27,713	30,589	53,484	57,136
Less: Net income attributable to noncontrolling interests	(429)	(121)	(622)	(229)
Net income attributable to common shareholders	$27,284	$30,468	$52,862	$56,907
Earnings per common share
Basic:
Continuing operations attributable to common shareholders	$0.58	$0.63	$1.12	$1.18
Discontinued operations	$(0.02)	$—	$(0.02)	$—
Net income attributable to common shareholders	$0.57	$0.63	$1.10	$1.18
Diluted:
Continuing operations attributable to common shareholders	$0.58	$0.63	$1.11	$1.17
Discontinued operations	$(0.02)	$—	$(0.02)	$—
Net income attributable to common shareholders	$0.56	$0.63	$1.09	$1.17

See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$27,713	$30,589	$53,484	$57,136
Foreign currency translation adjustment	(6,091)	(10,871)	(26,024)	(4,091)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) for the period	—	—	—	209
Add: reclassification adjustment for losses included in net income	—	—	—	712
Defined benefit plan gains (losses) and prior service costs not yet recognized as components of net periodic pension cost:
Amortization of prior service costs and net gains and losses (Note 10)	760	659	1,497	1,320
Comprehensive income, before tax	22,382	20,377	28,957	55,286
Income tax expense related to items of other comprehensive income	296	284	1,200	545
Comprehensive income, net of tax	22,086	20,093	27,757	54,741
Less: comprehensive income related to noncontrolling interests	(577)	(108)	(806)	(234)
Comprehensive income attributable to common shareholders	$21,509	$19,985	$26,951	$54,507

See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except per share amounts)

	June 29, 2013	December 29, 2012
Assets
Current assets
Cash and cash equivalents	$113,521	$109,685
Trade receivables, net	224,030	203,001
Inventories	88,405	88,470
Other current assets	92,915	83,601
Current assets of discontinued businesses	886	495
Total current assets	519,757	485,252
Property, plant and equipment, net	696,495	717,020
Goodwill, net	227,524	208,609
Other intangibles, net	90,210	84,922
Deferred tax asset	30,187	38,554
Other assets	53,915	48,659
Long-term assets of discontinued businesses	3,510	3,328
Total assets	$1,621,598	$1,586,344
Liabilities and Equity
Current liabilities
Current portion of long-term debt and capital leases	$16,163	$139,384
Accounts payable	37,295	31,218
Accrued compensation	45,006	46,951
Deferred revenue	53,695	56,422
Accrued liabilities	48,858	45,208
Other current liabilities	22,557	21,262
Current liabilities of discontinued businesses	2,280	1,802
Total current liabilities	225,854	342,247
Long-term debt and capital leases	619,771	527,136
Other long-term liabilities	104,604	104,966
Long-term liabilities of discontinued businesses	8,979	8,795
Total liabilities	959,208	983,144
Commitments and contingencies
Redeemable noncontrolling interest	11,676	—
Shareholders' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 81,088,294 issued and 49,040,927 shares outstanding at June 29, 2013 and 79,607,981 issued and 48,220,037 shares outstanding at December 29, 2012	810	796
Capital in excess of par value	2,145,054	2,097,316
Accumulated deficit	(315,439)	(368,301)
Treasury stock, at cost, 32,047,367 shares and 31,387,944 shares at June 29, 2013 and December 29, 2012, respectively	(1,163,166)	(1,135,609)
Accumulated other comprehensive income	(19,308)	6,603
Total shareholders' equity	647,951	600,805
Noncontrolling interests	2,763	2,395
Total equity	662,390	603,200
Total liabilities and equity	$1,621,598	$1,586,344
See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended
	June 29, 2013	June 30, 2012
Cash flows relating to operating activities
Net income	$53,484	$57,136
Less: Income (loss) from discontinued operations	(1,070)	119
Income from continuing operations	54,554	57,017
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	40,420	40,067
Amortization of debt issuance costs and discounts	8,695	8,662
Non-cash compensation	12,184	10,586
Deferred income taxes	6,236	4,590
Other, net	156	3,315
Changes in assets and liabilities:
Trade receivables	(26,450)	(25,390)
Inventories	(882)	(1,206)
Other assets	(5,618)	(2,665)
Accounts payable	1,143	617
Accrued compensation	(1,136)	(3,890)
Deferred revenue	(2,864)	4,349
Accrued liabilities	(820)	(9,080)
Taxes payable and prepaid taxes	(4,292)	2,737
Other liabilities	(2,383)	(7,065)
Net cash provided by operating activities	78,943	82,644
Cash flows relating to investing activities
Acquisition of businesses, net of cash acquired	(24,218)	—
Capital expenditures	(16,223)	(23,553)
Purchases of investments	(6,413)	(8,178)
Proceeds from sale of investments	6,808	21,424
Other, net	59	1,729
Net cash used in investing activities	(39,987)	(8,578)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	423,309	38,117
Proceeds from exercises of stock options and warrants	36,351	3,107
Payments on long-term debt, capital lease obligation and revolving credit agreement	(461,184)	(76,355)
Purchase of treasury stock	(26,899)	(30,813)
Other, net	(994)	474
Net cash used in financing activities	(29,417)	(65,470)
Discontinued operations
Net cash used in operating activities	(946)	(88)
Net cash provided by discontinued operations	(946)	(88)
Effect of exchange rate changes on cash and cash equivalents	(4,757)	(1,337)
Net change in cash and cash equivalents	3,836	7,171
Cash and cash equivalents, beginning of period	109,685	68,905
Cash and cash equivalents, end of period	$113,521	$76,076
Supplemental cash flow information
Capitalized interest	$62	$373

See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(dollars in thousands)

	Total	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Treasury Stock	Non-controlling Interests
December 29, 2012	$603,200	$(368,301)	$6,603	$796	$2,097,316	$(1,135,609)	$2,395
Components of comprehensive income, net of tax:
Net income	53,484	52,862					622
Other comprehensive loss	(25,727)		(25,911)				184
Total comprehensive income	27,757						806
Redeemable noncontrolling interest acquired in business combination	8,963						8,963
Adjustment of redeemable noncontrolling interest to fair value					(2,275)		2,275
Tax benefit associated with stock issued under employee compensation plans	1,527				1,527
Issuance of stock under employee compensation plans	36,316			14	36,302
Acquisition of treasury shares	(27,557)				—	(27,557)
Stock-based compensation	12,184				12,184
June 29, 2013	$662,390	$(315,439)	$(19,308)	$810	$2,145,054	$(1,163,166)	$14,439

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
2. RESTRUCTURING COSTS
We have implemented staffing reductions over the past few years to improve operating efficiency and profitability at various sites. As a result of these actions, for the six months ended June 29, 2013 and June 30, 2012, we recorded severance and retention charges as shown below. As of June 29, 2013, $1,403 was included in accrued compensation and $1,514 in other long-term liabilities on our consolidated balance sheet.
The following table rolls forward our severance and retention cost liability:

	Six Months Ended
	June 29, 2013	June 30, 2012
Balance, beginning of period	$3,636	$3,374
Expense	582	911
Payments/utilization	(1,301)	(1,233)
Balance, end of period	$2,917	$3,052

The following table presents severance and retention costs by classification on the income statement:

	Six Months Ended
	June 29, 2013	June 30, 2012
Severance charges included in cost of sales	$513	$—
Severance charges included in selling, general and administrative expense	69	911
Total expense	$582	$911

The following table presents severance and retention cost by segment:

	Six Months Ended
	June 29, 2013	June 30, 2012
Research models and services	$381	$—
Preclinical services	201	911
Corporate	—	—
Total expense	$582	$911

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

In July 2013, management committed to a plan to consolidate production in its U.S. research model facilities and anticipates that these actions will result in the abandonment of certain long-lived assets, including a building at one of the facilities. Management's analysis of financial impact of these actions is still in progress. Management anticipates that accelerated depreciation related to the abandoned building will be up to approximately $15,000 over approximately the next several quarters.
3. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of net trade receivables is as follows:

	June 29, 2013	December 29, 2012
Client receivables	$191,745	$174,774
Unbilled revenue	37,110	32,494
Total	228,855	207,268
Less allowance for doubtful accounts	(4,825)	(4,267)
Net trade receivables	$224,030	$203,001

The composition of inventories is as follows:

	June 29, 2013	December 29, 2012
Raw materials and supplies	$14,427	$14,525
Work in process	12,696	11,082
Finished products	61,282	62,863
Inventories	$88,405	$88,470
The composition of other current assets is as follows:

	June 29, 2013	December 29, 2012
Prepaid assets	$24,703	$20,404
Deferred tax asset	29,531	30,018
Marketable securities	6,929	6,781
Prepaid income tax	31,523	26,169
Restricted cash	229	229
Other current assets	$92,915	$83,601

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The composition of net property, plant and equipment is as follows:

	June 29, 2013	December 29, 2012
Land	$40,340	$40,812
Buildings	682,832	697,547
Machinery and equipment	361,903	356,960
Leasehold improvements	36,583	34,916
Furniture and fixtures	24,420	25,681
Vehicles	3,862	3,736
Computer hardware and software	109,503	107,171
Construction in progress	43,793	46,186
Total	1,303,236	1,313,009
Less accumulated depreciation	(606,741)	(595,989)
Net property, plant and equipment	$696,495	$717,020
Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets. Depreciation expense for the six months ended June 29, 2013 and June 30, 2012 was $31,708 and $31,160, respectively.
The composition of other assets is as follows:

	June 29, 2013	December 29, 2012
Deferred financing costs	$8,026	$6,424
Cash surrender value of life insurance policies	24,063	25,240
Equity-method affiliates	11,117	8,492
Other assets	10,709	8,503
Other assets	$53,915	$48,659
The composition of other current liabilities is as follows:

	June 29, 2013	December 29, 2012
Accrued income taxes	$19,440	$18,216
Current deferred tax liability	426	410
Accrued interest and other	2,691	2,636
Other current liabilities	$22,557	$21,262

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The composition of other long-term liabilities is as follows:

	June 29, 2013	December 29, 2012
Deferred tax liability	$16,150	$13,147
Long-term pension liability	38,796	44,316
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	28,337	26,663
Other long-term liabilities	21,321	20,840
Other long-term liabilities	$104,604	$104,966

4. MARKETABLE SECURITIES AND EQUITY-METHOD AFFILIATES
Investments in marketable securities are reported at fair value and consist of time deposits. The carrying value for these time deposits approximates fair value. The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	June 29, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$6,929	$—	$—	$6,929
	$6,929	$—	$—	$6,929

	December 29, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$6,781	$—	$—	$6,781
	$6,781	$—	$—	$6,781
Maturities of debt securities were as follows:

	June 29, 2013		December 29, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$6,929	$6,929	$6,781	$6,781
Due after one year through five years	—	—	—	—
Due after ten years	—	—	—	—
	$6,929	$6,929	$6,781	$6,781

Equity-Method Affiliates
We have invested in limited partnerships that are accounted for under the equity-method. In 2009, we entered into a limited partnership that invests in biotechnology and medical device companies. We committed $20,000, or approximately 12%, of the limited partnership's total committed capital. As of June 29, 2013, we have contributed $8,820 of our total committed capital of $20,000. During the first quarter of 2013, we entered into a second limited partnership that invests in technology and life sciences companies with an emphasis on early stage investments. We committed $10,000, or approximately 4% of the limited partnership's total committed capital. As of June 29, 2013, we have contributed $1,321 to the limited partnership.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

We recognized equity-method gains of $1,305 for the six months ended June 29, 2013 related to these limited partnerships. These gains are reported within other income (expense). As of June 29, 2013, Equity Method Affiliates had a carrying value of $11,117, which is reported in Other Assets, Noncurrent on the consolidated balance sheets.
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

•
Redeemable noncontrolling interest—Valued using a weighted combination of a market-based approach, utilizing information about our company as well as publicly available industry information to determine revenue and earnings multiples, and an income approach based on estimated future cash flows, based on projected financial data, discounted by a weighted average cost of capital. Significant assumptions include a discount rate of 17.5% and a long-term pretax operating margin of 33.5% .

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 29, 2013
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets and Liabilities at Fair Value
Time deposits	$—	$6,929	$—	$6,929
Life policies	—	18,301	—	18,301
Total assets measured at fair value	$—	$25,230	$—	$25,230
Redeemable noncontrolling interest	—	—	11,676	11,676
Total liabilities measured at fair value	$—	$—	$11,676	$11,676

	Fair Value Measurements at December 29, 2012
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets and Liabilities at Fair Value
Time deposits	$—	$6,781	$—	$6,781
Life policies	—	19,555	—	19,555
Hedge contract	—	16	—	16
Total assets measured at fair value	$—	$26,352	$—	$26,352
Redeemable noncontrolling interest	—	—	—	—
Total liabilities measured at fair value	$—	$—	$—	$—

The book value of our term and revolving loans, which are variable rate loans carried at amortized cost, approximates fair value based current market pricing of similar debt.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended
Redeemable Noncontrolling Interest (Liability)	June 29, 2013	June 30, 2012
Beginning balance	$—	$—
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in other income (expense)	299	—
Included in other comprehensive income (CTA)	139	—
Included in additional paid-in capital	2,275
Purchases, issuances and settlements	8,963	—
Ending balance	$11,676	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended
Auction rate securities (Asset)	June 29, 2013	June 30, 2012
Beginning balance	$—	$11,051
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in other income (expense)	—	(712)
Included in other comprehensive income	—	921
Purchases, issuances and settlements	—	(11,260)
Ending balance	$—	$—

We enter into derivative instruments to hedge foreign currency exchange risk to reduce the impact of changes to foreign currency rates on our financial statements. During the six months ended June 29, 2013, we recognized $761 of net hedge losses associated with forward currency contracts open during the period. As of June 29, 2013, there were no open forward currency contracts.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table displays the gross carrying amount and accumulated amortization of definite-lived intangible assets by major class:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	June 29, 2013		December 29, 2012
	Gross Carrying Amount	Accumulated Amortization & Impairment Loss	Gross Carrying Amount	Accumulated Amortization & Impairment Loss
Backlog	$2,848	$(2,409)	$2,875	$(2,375)
Client relationships	306,450	(228,699)	305,178	(231,902)
Client contracts	14,554	(14,554)	15,366	(15,366)
Trademarks and trade names	5,372	(4,899)	5,326	(4,821)
Standard operating procedures	2,750	(1,178)	2,751	(863)
Other identifiable intangible assets	10,327	(3,790)	10,033	(4,718)
Total other intangible assets	$342,301	$(255,529)	$341,529	$(260,045)
Additionally, as of both June 29, 2013 and December 29, 2012 , other intangible assets, net, included $3,438 of indefinite-lived intangible assets.
The changes in the gross carrying amount and accumulated impairment loss of goodwill are as follows:

		Adjustments to Goodwill
	December 29, 2012	Acquisitions	Foreign Exchange	June 29, 2013
Research Models and Services
Gross carrying amount	$63,139	$19,273	$29	$82,441
Preclinical Services
Gross carrying amount	1,150,470	—	(387)	1,150,083
Accumulated impairment loss	(1,005,000)			(1,005,000)
Total
Gross carrying amount	$1,213,609	$19,273	$(358)	$1,232,524
Accumulated impairment loss	(1,005,000)			(1,005,000)
Goodwill, net	$208,609			$227,524

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-Term Debt
Long-term debt consists of the following:

	June 29, 2013	December 29, 2012
2.25% Senior convertible debentures:
Principal	$—	$349,995
Unamortized debt discount	—	(6,726)
Net carrying amount of senior convertible debentures	—	343,269
Term loan facilities	420,000	290,947
Revolving credit facility	215,000	32,000
Other long-term debt	228	232
Total debt	635,228	666,448
Less: current portion of long-term debt	(15,978)	(139,373)
Long-term debt	$619,250	$527,075
On May 29, 2013, we amended and restated our credit agreement dated September 23, 2011 to repay loans outstanding under the previous agreement and extend the maturity date under a new $970,000 agreement (the $970M Credit Facility). The $970M Credit Facility provides for a $420,000 U.S. term loan facility and a $550,000 multi-currency revolving credit facility. The revolving credit facility may be drawn in U.S. Dollars, Euros, Pound Sterling, or Japanese Yen, subject to sub-limits by currency. Under specified circumstances, we have the ability to expand the term loan and/or revolving credit facility by up to $350,000 in the aggregate. Certain financing costs associated with the $970M Credit Facility were capitalized as deferred financing costs and will be amortized over the life of the agreement using the effective interest method. As a result of the refinancing and the associated modification and extinguishment of the previous debt agreement, we recognized an extinguishment loss of $389 of deferred financing costs associated with the previous credit agreement.
The $420,000 U.S. term loan matures in quarterly installments through maturity on May 29, 2018. The revolving credit facility also matures on May 29, 2018 and requires no scheduled payment before this date. The interest rates applicable to the $970M Credit Facility are variable and are based on an applicable rate plus a spread determined by our leverage ratio. As of June 29, 2013, the interest rate spread for the adjusted LIBOR was 1.25% .
The $970M Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to our business and negative and affirmative covenants. As of June 29, 2013, we were compliant with all financial covenants specified in the credit agreement.
We had $4,855 outstanding under letters of credit as of June 29, 2013.
Our $350,000 of 2.25% Senior Convertible Debentures (the 2013 Notes) became due in June 2013 and were retired with funds provided by the $970M Credit Facility and available cash.
Principal maturities of existing debt for the periods set forth in the table below, are as follows:

Twelve Months Ending
June 2014	$15,978
June 2015	36,750
June 2016	42,000
June 2017	73,500
June 2018	467,000
Total	$635,228

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

We have capital leases for equipment. These leases are capitalized using interest rates considered appropriate at the inception of the lease. Capital lease obligations amounted to $705 and $72 at June 29, 2013 and December 29, 2012, respectively.
8. EQUITY
Earnings Per Share
Basic earnings per share for the three and six months ended June 29, 2013 and June 30, 2012 was computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for the three and six months ended June 29, 2013 and June 30, 2012 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.
Options to purchase 2,591,555 shares and 4,672,900 shares were outstanding in each of the three months ended June 29, 2013 and June 30, 2012, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted average shares outstanding for the three and six months ended June 29, 2013 and June 30, 2012 excluded the weighted average impact of 1,121,561 and 942,723 shares, respectively, of non-vested restricted stock awards. Options to purchase 2,868,814 shares and 4,534,065 shares were outstanding in each of the six months ended June 29, 2013 and June 30, 2012, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.
The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Numerator:
Income from continuing operations for purposes of calculating earnings per share	$28,199	$30,426	$53,932	$56,788
Income (loss) from discontinued businesses	(915)	$42	$(1,070)	$119
Denominator:
Weighted-average shares outstanding—Basic	48,280,371	48,029,744	47,969,683	48,142,347
Effect of dilutive securities:
2.25% senior convertible debentures	—	—	—	—
Stock options and contingently issued restricted stock	555,082	383,056	678,259	439,844
Weighted-average shares outstanding—Diluted	48,835,453	48,412,800	48,647,942	48,582,191
Basic earnings per share from continuing operations attributable to common shareholders	$0.58	$0.63	$1.12	$1.18
Basic earnings per share from discontinued operations attributable to common shareholders	$(0.02)	$—	$(0.02)	$—
Diluted earnings per share from continuing operations attributable to common shareholders	$0.58	$0.63	$1.11	$1.17
Diluted earnings per share from discontinued operations attributable to common shareholders	$(0.02)	$—	$(0.02)	$—
Treasury Shares
For the six months ended June 29, 2013 and June 30, 2012, we repurchased 546,675 shares of common stock for $23,038 and 806,454 shares of common stock for $27,800, respectively, through open market purchases made in reliance on Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. Additionally, our 2007 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the six months ended June 29, 2013 and June 30, 2012, we acquired 112,748 shares for $4,519 and 83,337 shares for $3,013, respectively, as a result of such withholdings.
Share repurchases for the six months ended June 29, 2013 and June 30, 2012 were as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Six Months Ended
	June 29, 2013	June 30, 2012
Number of shares of common stock repurchased	659,423	889,791
Total cost of repurchase	$27,557	$30,813

On July 30, 2013, our Board of Directors increased the stock repurchase authorization to $850,000 from $750,000

9. INCOME TAXES
The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Income from continuing operations before income taxes	$36,847	$40,000	$72,495	$75,146
Effective tax rate	22.3%	23.6%	24.7%	24.1%
Provision for income taxes	$8,219	$9,453	$17,941	$18,129
Our overall effective tax rate was 22.3% in the second quarter of 2013 and 23.6% in the second quarter of 2012. The decrease was primarily attributable to a favorable mix of earnings and an increase in tax benefits due to research and development activities and the U.S. domestic production deduction. These benefits were partially offset by a French tax law change enacted in 2013 that limits the deductibility of interest by our French affiliates. The effective tax rate for the six months ended June 30, 2012 reflects an unbenefitted capital loss on the sale of auction rate securities recorded in the first quarter of 2012. Additionally, the effective rate for the six months ended June 29, 2013 reflects a discrete tax cost of $703 due to the retroactive impact of the French tax law change to 2012, a $525 discrete tax cost related to nondeductible transaction costs incurred in 2012 for the acquisition of Vital River, which closed in the first quarter of 2013, and a discrete tax benefit of $330 for the retroactive impact to 2012 of a change in U.S. Federal tax law enacted during the first quarter of 2013 related to the U.S. anti deferral regime.
In accordance with Canadian Federal tax law, we claim scientific research and experimental development (SR&ED) credits on qualified research and development costs incurred by our preclinical services facility in Canada in the performance of projects for non-Canadian clients. Additionally, in accordance with the tax law of the United Kingdom, we claim enhanced deductions related to qualified research and development costs incurred by our preclinical services facility in Scotland, in the performance of certain client contracts. On July 17, 2013, the UK government enacted a tax law change that replaces the existing research and development enhanced deduction with a research and development credit.  Application of the new law is mandatory beginning in 2016.  However, taxpayers may elect to adopt it as early as April 1, 2013.   We are currently evaluating the impact of the new law on our financial position and results of operations and assessing the appropriate timing of adoption.
During the second quarter of 2013, our unrecognized tax benefits recorded decreased by $127 to $32,107 due primarily to the net impact of an increase from ongoing evaluation of uncertain tax positions in the current period offset by reductions from a settlement of a U.S. state audit and foreign exchange movement. The amount of unrecognized income tax benefits that would impact the effective tax rate favorably decreased by $111 to $25,896. The decrease was due primarily to the net impact of an increase from ongoing evaluation of uncertain tax positions in the current period offset by reductions from a settlement of a U.S. state audit and foreign exchange movement. The amount of accrued interest on unrecognized tax benefits increased by $113 to $2,425 in the second quarter of 2013.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Our preclinical services subsidiary in Montreal is currently under audit by the Minister of Revenue Quebec provincial tax authority (MRQ). We do not believe that resolution of this controversy will have a material impact on our financial position or results of operations.
Canadian SR&ED credit claims for 2005 through 2011 are currently being reviewed by the Canadian Revenue Authority (CRA).  We believe it is reasonably possible that we will reach a settlement with the CRA with respect to the SR&ED credits claimed for these years within the next twelve months. We do not believe that settlement of these years will have a material impact on our financial position or results of operations.
We are currently under audit by the CRA for the years 2006 through 2009. In the fourth quarter of 2012, we received a draft reassessment from the CRA related to the transfer pricing in our preclinical services operations in Montreal. We received revised draft reassessments in the second quarter of 2013. The CRA proposes to disallow certain deductions related to headquarter service charges for the years 2006 through 2009. We intend to file an objection with the CRA upon receipt of the Notice of Reassessment and apply to the Internal Revenue Service (IRS) and the CRA for relief pursuant to the competent authority procedure provided in the tax treaty between the U.S. and Canada. We believe that the controversy will likely be ultimately settled via the competent authority process. In the fourth quarter of 2012, we established a reserve for this uncertain tax position of $2,408 related to years 2006 through 2012 to reduce the tax benefit recognized for these deductions in Canada to the level that we believe will likely be realized upon the ultimate resolution of this controversy. Additionally, in the fourth quarter of 2012, we recognized a tax asset of $2,981, which is included in Other Assets, that represents the correlative relief that we believe will more likely than not be received in the U.S. via the competent authority process. The actual amounts of the liability for Canadian taxes and the asset for the correlative relief in the U.S. could be different based upon the agreement reached between the IRS and CRA.

We believe we have appropriately provided for all uncertain tax positions.
In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of the second quarter of 2013 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.
The income tax expense (benefit) related to items of other comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Income tax expense (benefit) related to foreign currency translation adjustment	$(5)	$51	$656	$(38)
Income tax expense related to change in unrecognized pension gains, losses and prior service costs	301	233	544	583
Income tax expense (benefit) related to items of other comprehensive income	$296	$284	$1,200	$545

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

10. EMPLOYEE BENEFITS
The following table provides the components of net periodic benefit cost for our defined benefit plans for the three month period ended:

	Pension Benefits		Supplemental Retirement Benefits
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$823	$979	$161	$160
Interest cost	2,762	2,810	177	223
Expected return on plan assets	(3,593)	(3,430)	—	—
Amortization of prior service cost (credit)	(147)	(159)	165	165
Amortization of net loss (gain)	682	588	63	65
Net periodic benefit cost	$527	$788	$566	$613
The following table provides the components of net periodic benefit cost for our defined benefit plans for the six month period ended:

	Pension Benefits		Supplemental Retirement Benefits
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$1,670	$1,958	$322	$320
Interest cost	5,572	5,621	354	446
Expected return on plan assets	(7,249)	(6,860)	—	—
Amortization of prior service cost (credit)	(297)	(310)	330	330
Amortization of net loss (gain)	1,372	1,170	126	130
Net periodic benefit cost	$1,068	$1,579	$1,132	$1,226
During 2013, we expect to contribute $9,686 to our pension plans.

11. STOCK PLANS AND STOCK BASED COMPENSATION
The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. The following table presents stock-based compensation included in our consolidated statement of income:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Stock-based compensation expense included in:
Cost of sales	$1,350	$2,345	$2,719	$3,792
Selling and administration	4,931	2,976	9,466	6,794
Stock-based compensation, before income taxes	6,281	5,321	12,185	10,586
Provision for income taxes	(2,276)	(1,884)	(4,319)	(3,768)
Stock-based compensation, net of tax	$4,005	$3,437	$7,866	$6,818
The fair value of stock-based awards granted during the first six months of 2013 and 2012 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	June 29, 2013	June 30, 2012
Expected life (in years)	4.2 years	4.5 years
Expected volatility	32.7%	34.9%
Risk-free interest rate	0.80%	0.84%
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$11.17	$10.94
Stock Options
The following table summarizes stock option activities under our plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 29, 2012	5,860,403	$39.11
Options granted	592,839	$40.54
Options exercised	(1,108,982)	$32.75
Options canceled	(35,157)	$42.15
Options outstanding as of June 29, 2013	5,309,103	$40.58	3.25 years	$18,054
Options exercisable as of June 29, 2013	3,690,013	$41.62	2.27 years	$13,428
As of June 29, 2013, the unrecognized compensation cost related to 1,619,090 unvested stock options expected to vest was $14,871. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.5 years.
The total intrinsic value of options exercised during the six months ending June 29, 2013 and June 30, 2012 was $11,543 and $177, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price. The total amount of cash received from the exercise of options during the six months ending June 29, 2013 and June 30, 2012 was $36,351 and $3,107, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $4,159 for the six months ending June 29, 2013. A charge of $1,527 was recorded in capital in excess of par value in the first six months of 2013 for the excess of deferred tax assets over the actual tax benefits at option exercise. We settle stock option exercises with newly issued common shares.
Restricted Stock
Stock compensation expense associated with restricted common stock is charged for the market value on the date of grant, less estimated forfeitures, and is amortized over the awards' vesting period on a straight-line basis.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table summarizes the restricted stock activity for the six months ending June 29, 2013:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding as of December 29, 2012	934,505	$35.83
Granted	565,149	40.52
Vested	(369,219)	40.34
Canceled	(8,874)	41.97
Outstanding as of June 29, 2013	1,121,561	$36.66
As of June 29, 2013, the unrecognized compensation cost related to shares of unvested restricted stock expected to vest was $36,368. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 33 months. The total fair value of restricted stock grants that vested during the six months ending June 29, 2013 and June 30, 2012 was $14,895 and $813, respectively. The actual tax benefit realized for the tax deductions from restricted stock grants that vested totaled $5,283 for the six months ended June 29, 2013.
Performance Based Stock Award Program
On February 22, 2013, we granted 163,847 Performance Share Units (PSUs) to certain executive officers. The PSUs will be paid out in our common stock based upon the results of two metrics: (1) performance based on our earnings per share with certain defined adjustments and (2) our relative stock price market performance based on a 3-year relative Total Shareholder Return calculation. Accordingly, the actual total number of our shares into which the granted PSUs will convert can range from no shares to 327,694 shares. The PSUs will be fully vested in December 2015 and will be paid out in the form of our common stock in the first quarter of 2016. Compensation expense associated with the PSUs of $892 was recorded during the six months ended June 29, 2013.
12. COMMITMENTS AND CONTINGENCIES
Various lawsuits, claims and proceedings of a nature considered normal to our business are pending against us. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect our consolidated financial statements.
In early May 2013, the Company commenced an investigation into inaccurate billing with respect to certain government contracts.  The Company promptly reported these matters to the relevant government contracting officers, the Department of Health and Human Services' Office of the Inspector General, and the Department of Justice, and we are cooperating with these agencies to ensure the proper repayment and resolution of this matter. The Company has identified approximately $1,500 in excess amounts billed on these contracts since January 1, 2007 and has reserved such amount.  Because of the preliminary stage of discussions with the government and complex nature of this matter, the Company believes that it is reasonably possible that additional losses may be incurred. However, the Company cannot at this time estimate the potential range of loss beyond the current reserve of $1,500.
13. BUSINESS SEGMENT INFORMATION
We report two business segments, Research Models and Services (RMS) and Preclinical Services (PCS). Our RMS segment includes sales of Research Models, Genetically Engineered Models and Services (GEMS), Insourcing Solutions (IS), Research Animal Diagnostic Services (RADS), Discovery Research Services (DRS), Endotoxin and Microbial Detection (EMD) products and services, and Avian Vaccine products and services. Our PCS segment includes services required to take a drug through the development process, which includes discovery services, safety assessment and biopharmaceutical services.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table presents sales and other financial information by business segment.

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Research Models and Services
Net sales	$178,973	$173,611	$361,462	$356,763
Gross margin	75,771	76,266	156,206	158,462
Operating income	49,630	55,542	104,933	115,009
Depreciation and amortization	10,629	9,085	20,502	18,027
Capital expenditures	6,344	7,569	10,354	20,469
Preclinical Services
Net sales	$113,960	$111,112	$222,709	$213,941
Gross margin	26,799	27,319	50,575	49,335
Operating income	10,935	10,809	18,995	14,983
Depreciation and amortization	9,781	10,980	19,918	22,040
Capital expenditures	3,451	1,872	5,869	3,084
A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended		Six Months
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Total segment operating income	$60,565	$66,351	$123,928	$129,992
Unallocated corporate overhead	(17,377)	(17,077)	(37,977)	(36,978)
Consolidated operating income	$43,188	$49,274	$85,951	$93,014
Net sales for each significant service area are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Research models	$98,901	$97,766	$202,024	$202,698
Research model services	52,402	53,776	104,556	109,847
EMD	27,670	22,069	54,882	44,218
Total research models and services	178,973	173,611	361,462	356,763
Total preclinical services	113,960	111,112	222,709	213,941
Total sales	$292,933	$284,723	$584,171	$570,704

A summary of unallocated corporate overhead consists of the following:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Stock-based compensation expense	$3,470	$2,900	$6,667	$5,685
U.S. retirement plans	1,042	1,014	2,342	2,386
Audit, tax and related expense	1,089	637	2,324	1,291
Salary and bonus	5,471	4,866	10,226	9,789
Global IT	2,860	3,366	5,446	6,216
Employee health, long-term disability and fringe benefit expense	(1,656)	(1,140)	572	853
Consulting and professional services	1,315	778	2,003	2,520
Depreciation expense	1,572	1,570	3,142	3,139
Other general unallocated corporate expenses	2,214	3,086	5,255	5,099
Total unallocated corporate overhead costs	$17,377	$17,077	$37,977	$36,978
Other general unallocated corporate expenses consist of various departmental costs including those associated with senior executives, corporate accounting, legal, tax, human resources and treasury.
14. DISCONTINUED OPERATIONS
On March 28, 2011, we disposed of our Phase I clinical business for a nominal amount. As part of the disposition we remained the guarantor of the Phase I facility lease. During the second quarter of 2011, we recognized the value of the guarantee net of the buyer's related indemnity as a liability of $2,994, which we are accreting ratably over the remaining term of the lease. The facility lease runs through January 2021 with remaining lease payments totaling $12,153 as of June 29, 2013.
During the period ended December 29, 2012, we concluded that the decreasing financial viability of the lessee (the buyer of the Phase I clinical business) increased the probability that we will be required to make future lease payments as guarantor. As a result, we recorded an additional contingent loss for the guarantee, reflecting our estimate of the total future lease payments less sublease income. Under the terms of the lease, if we are required to honor the guarantee due to default by the lessee, we may obtain control of the leased property.
On April 4, 2013 the buyer of our Phase I clinical business filed for Chapter 11 bankruptcy. As a result, we revised our estimate of the total future lease payments, less estimated sublease income, resulting in an additional charge of $1,316 The total carrying amount of the liability for our obligation under the lease as of June 29, 2013 is $11,145 and is reflected on the consolidated balance sheet as a liability of discontinued operations.
The consolidated financial statements classify, as discontinued operations, the assets and liabilities, operating results and cash flows, of businesses that are discontinued for all periods presented. Operating results from discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$—	$—	$—	$—
Income (loss) from operations of discontinued businesses, before income taxes	(1,502)	69	(1,722)	172
Provision (benefit) for income taxes	(587)	27	(652)	53
Income (loss) from operations of discontinued businesses, net of taxes	$(915)	$42	$(1,070)	$119

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Assets and liabilities of discontinued operations at June 29, 2013 and December 29, 2012 consisted of the following:

	June 29, 2013	December 29, 2012
Current assets	$886	$495
Long-term assets	3,510	3,328
Total assets	$4,396	$3,823
Current liabilities	$2,280	$1,802
Long-term liabilities	8,979	8,795
Total liabilities	$11,259	$10,597
Current and long-term assets include deferred tax assets. Current and long-term liabilities consist primarily of estimated lease payments, less sublease income, for the Phase I facility.
15. BUSINESS ACQUISITIONS

In October 2012, we entered into an agreement to acquire a 75%- ownership interest of Vital River, a commercial provider of research models and related services in China, for approximately $26,890 in cash, subject to certain closing adjustments. The acquisition closed in January 2013. Vital River's financial results are included in our RMS reportable business segment.

The purchase price allocation, net of $2,671 of cash acquired, is as follows:

Current assets (excluding cash)	$3,092
Property, plant and equipment	10,404
Other long-term assets	2,242
Definite-lived intangible assets	16,281
Goodwill	19,096
Current liabilities	(11,792)
Long term liabilities	(6,141)
Redeemable noncontrolling interest	(8,963)
Total purchase price allocation	$24,219

The breakout of definite-lived intangible assets acquired is as follows:

		Weighted average amortization life (in years)
Client relationships	$14,292	11.7 years
Reacquired rights	1,829	1.3 years
Other intangible assets	160	2.8 years
Total definite-lived intangible assets	$16,281

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

Concurrent with the acquisition, the Company entered into a joint venture agreement with the noncontrolling interest holders that provide the Company with the right to purchase the remaining 25% of the entity for cash at its then appraised value

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

beginning in January 2016. Additionally, the noncontrolling interest holders were granted the right to require the Company to purchase the remaining 25% of the entity at its then appraised value beginning in January 2016 for cash. These rights are accelerated in certain events. As the noncontrolling interest holders can require the Company to purchase for cash the remaining 25% interest, we classify the carrying amount of the noncontrolling interest above the equity section and below liabilities on the consolidated balance sheet and we adjust the carrying amount to fair value each quarter end. Adjustments to fair value are recorded through additional paid-in capital.

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
For the last few years, large pharmaceutical and biotechnology companies have been undergoing significant change as they endeavor to improve the productivity of their drug development pipelines, and at the same time, streamline their infrastructures in order to improve efficiency and reduce operating costs. Our clients' efforts have had an unfavorable impact on our operations as a result of our clients' measured research and development spending; delays in decisions and commitments; tight cost constraints and the resultant pressure on pricing and payment terms, particularly in view of excess capacity in the contract research industry; and a focus on late-stage clinical testing as our clients accelerate their efforts to bring drugs to market in the face of expiration of patents on branded drugs. There were other trends which also affected us unfavorably: biotechnology companies experienced a period of decreased funding, which has only recently improved as a result of investments by global pharmaceutical companies and a moderate improvement in the public markets for these companies; uncertainty surrounding healthcare reform initiatives; and consolidation in the pharmaceutical and biotechnology industry. All of these ongoing factors continue to contribute to demand uncertainty and are expected to impact future sales.
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
We believe that the long-term drivers for our business as a whole will primarily emerge from our clients' continued demand for research models and services, EMD products, and both GLP and non-GLP in vivo biology services, which are essential to the drug development process. However, presently it is challenging to predict the timing associated with these drivers.
We continue to focus on our four key initiatives designed to allow us to drive profitable growth and to maximize value for shareholders, and thus better position ourselves to operate successfully in the current and future business environment. These four initiatives are: improving the consolidated operating margin, improving free cash flow generation, disciplined investment in growth businesses and returning value to shareholders. Our continued actions, which include aggressively driving operating efficiencies, disciplined focus on deployment of capital, investing in those areas of our existing business with the greatest potential for growth and repurchasing stock with the intent to drive immediate shareholder value and earnings per share accretion, are significant actions toward the achievement of our four key initiatives. An example of our focus on operating efficiencies is management's commitment in July 2013 to consolidate production in its U.S. research model facilities and anticipates that these actions will result in the abandonment of certain long-lived assets, including a building at one of the facilities. Management's analysis of financial impact of these actions is still in progress. Management anticipates that accelerated depreciation related to the abandoned building will be approximately $15 million over approximately the next several quarters. The acquisition of Vital River in China, completed in the first quarter of 2013, is an example of our focus on investing in growth businesses.
Total net sales during the second quarter of 2013 were $292.9 million, an increase of 2.9% over the same period last year. Sales increased in both of our business segments. The effect of foreign currency translation had a negative impact on sales of 1.1%. Our gross margin decreased to 35.0% of net sales for the second quarter of 2013 compared to 36.4% of net sales for the second quarter of 2012, due primarily to lower sales of research models, less favorable preclinical study mix, and competitor pricing pressure. Our operating income was $43.2 million for the second quarter of 2013 compared to operating income of $49.3 million for the second quarter of 2012, a decrease of 12.4% due primarily to the decline in operating income in the Research Models and Services (RMS) segment. Operating margins were 14.7% for the second quarter of 2013, compared to17.3% for the second quarter of 2012.
Our net income attributable to common shareholders was $27.3 million for the three months ended June 29, 2013 compared to $30.5 million for the three months ended June 30, 2012. Diluted earnings per share for the second quarter of 2013 were $0.56 compared to diluted earnings per share of $0.63 for the second quarter of 2012.
We report two business segments: Research Models and Services (RMS) and Preclinical Services (PCS), which reflects the manner in which our operating units are managed.
Sales for our RMS segment, which represented 61.1% of net sales in the second quarter of 2013, increased 3.1% compared to the second quarter of 2012, primarily driven by the acquisition of Vital River (RMS China) and Accugenix, as well as higher sales of Endotoxin and Microbial Detection (EMD) products and services and Avian Vaccine Services, partially offset by lower sales of legacy Research Models. RMS sales were reduced by $1.5 million due to the impact of adjustments related to inaccurate billings with respect to certain government contracts as discussed in Part II Item 1 of this document. The effect of foreign currency translation had a negative impact on sales of 1.5% for the quarter. The gross margin for the quarter decreased to 42.3% from 43.9% primarily due to the impact of lower legacy sales of Research Model and Services on our fixed costs, partially offset by our cost savings. The operating margin for the quarter decreased to 27.7% from 32.0% .
Sales for our PCS segment, which represented 38.9% of net sales in the second quarter of 2013, increased 2.6% from the second quarter of 2012, as a result of increased sales to both large biopharmaceutical and mid-tier clients, primarily as a result of continued market share gains. Foreign currency translation reduced the sales growth rate by 0.5% for the quarter. The PCS gross margin decreased to 23.5% from 24.6% in the second quarter of 2012, primarily due to a less favorable study mix and competitive pricing pressure. The operating margin for the quarter was essentially unchanged at 9.6% compared to 9.7% in the second quarter of 2012.
Three Months Ended June 29, 2013 Compared to the Three Months Ended June 30, 2012
Net Sales. Net sales for the three months ended June 29, 2013 were $292.9 million, an increase of $8.2 million, or 2.9%, from $284.7 million for the three months ended June 30, 2012. Sales increased in both business segments. The effect of foreign currency translation had a negative impact on sales of 1.1%.
Research Models and Services. For the three months ended June 29, 2013, net sales for our RMS segment were $179.0 million, an increase of $5.4 million, or 3.1%, from $173.6 million for the three months ended June 30, 2012, due primarily to the acquisitions of Vital River and Accugenix, as well as higher sales of EMD products and services and Avian Vaccine Services, partially offset by lower legacy sales of Research Models and an adjustment related to inaccurate billings with respect to certain government contracts. The effect of unfavorable foreign currency translation decreased sales by 1.5%.
Preclinical Services. For the three months ended June 29, 2013, net sales for our PCS segment were $114.0 million, an increase of $2.9 million, or 2.6%, from $111.1 million for the three months ended June 30, 2012. The sales increase was a result of increased sales to both large biopharmaceutical and mid-tier clients, primarily as a result of continued market share gains. Foreign currency translation reduced the sales growth rate by 0.5%.
Cost of Products Sold and Services Provided. Cost of products sold and services provided during the second quarter of 2013 was $190.4 million, an increase of $9.3 million, or 5.1%, from $181.1 million during the second quarter of 2012. Cost of products sold and services provided during the three months ended June 29, 2013 was 65.0% of net sales, compared to 63.6% during the three months ended June 30, 2012.
Research Models and Services. Cost of products sold and services provided for RMS during the second quarter of 2013 was $103.2 million, an increase of $5.9 million, or 6.0%, compared to $97.3 million in 2012. Cost of products sold and services provided for the three months ended June 29, 2013 increased to 57.7% of net sales compared to 56.1% of net sales for 2012. The increase in cost as a percentage of sales was primarily due to the impact of lower sales of legacy Research Models on our fixed costs partially offset by our cost savings.
Preclinical Services. Cost of services provided for the PCS segment during the second quarter of 2013 was $87.2 million, an increase of $3.4 million, compared to $83.8 million in 2012. Cost of services provided as a percentage of net sales was 76.5% during the three months ended June 29, 2013, compared to 75.4% for the three months ended June 30, 2012. The increase in cost of services provided as a percentage of net sales was primarily attributable to a less favorable study mix and competitor pricing pressure.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 29, 2013 were $54.9 million, an increase of $5.0 million, or 10.0%, from $49.9 million for the three months ended June 30, 2012. Selling, general and administrative expenses for the second quarter of 2013 were 18.7% of net sales compared to 17.5% for the second quarter of 2012.
Research Models and Services. Selling, general and administrative expenses for RMS for the second quarter of 2013 were $23.9 million, an increase of $4.6 million, or 24.0%, compared to $19.3 million in 2012. Selling, general and administrative expenses increased as a percentage of sales to 13.4% for the three months ended June 29, 2013 from 11.1% for the three months ended June 30, 2012 primarily due to an insurance settlement in the prior year.
Preclinical Services. Selling, general and administrative expenses for the PCS segment for the second quarter of 2013 were $13.6 million, a decrease of $0.1 million, or 0.7%, compared to $13.5 million during 2012. Selling, general and administrative expenses for the three months ended June 29, 2013 decreased to 12.0% of net sales, compared to 12.2% of net sales for the three months ended June 30, 2012.
Unallocated Corporate Overhead. Unallocated corporate overhead, which consists of various costs primarily associated with activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions, was $17.4 million during the three months ended June 29, 2013, compared to $17.1 million during the three months ended June 30, 2012.
Amortization of Other Intangibles. Amortization of other intangibles for the three months ended June 29, 2013 was $4.5 million, a decrease of $0.1 million, from $4.4 million for the three months ended June 30, 2012. Amortization expense decreased as a percentage of sales to 1.5% for the three months ended June 29, 2013, from 1.5% for the three months ended June 30, 2012.
Research Models and Services. In the second quarter of 2013, amortization of other intangibles for our RMS segment was $2.2 million, an increase of $0.8 million from $1.4 million in the second quarter of 2012 due mainly to the acquisition of Vital River.
Preclinical Services. For the three months ended June 29, 2013, amortization of other intangibles for our PCS segment was $2.2 million, a decrease of $0.8 million from $3.0 million for the three months ended June 30, 2012.
Operating Income. Operating income for the three months ended June 29, 2013 was $43.2 million, a decrease of $6.1 million compared to operating income of $49.3 million for the three months ended June 30, 2012. Operating income as a percentage of net sales for the three months ended June 29, 2013 was 14.7% compared to 17.3% for the three months ended June 30, 2012.
Research Models and Services. For the three months ended June 29, 2013, operating income for our RMS segment was $49.6 million, a decrease of $5.9 million, or 10.6%, from $55.5 million in 2012. Operating income as a percentage of net sales for the three months ended June 29, 2013 was 27.7%, compared to 32.0% for the three months ended June 30, 2012. The decrease in operating income as a percentage of net sales was primarily due to the impact of lower legacy sales of Research Models on our fixed-cost base and adjustments related to inaccurate billing with respect to certain government contracts, partially offset by our cost savings.
Preclinical Services. For the three months ended June 29, 2013, operating income for our PCS segment was $10.9 million, an increase of $0.1 million compared to $10.8 million for the three months ended June 30, 2012. Operating income as a percentage of net sales decreased to 9.6% compared to 9.7% of net sales in 2012. The decrease in operating income as a percentage of net sales was primarily due to a less favorable study mix and competitive pricing pressure
Unallocated Corporate Overhead. Unallocated corporate overhead was $17.4 million during the three months ended June 29, 2013, compared to $17.1 million during the three months ended June 30, 2012. The increase in the second quarter of 2013 was primarily due to higher stock-based compensation and fringe related costs.
Interest Expense. Interest expense for the second quarter of 2013 was $7.5 million, compared to $8.1 million in the second quarter of 2012. The decrease was due mainly to decreased debt balances and lower interest rates.
Interest Income. Interest income for the second quarter of 2013 was $0.2 million, compared to $0.2 million for the second quarter of 2012 due mainly to lower interest rates.
Other Income (Expense), Net. Other income (expense), net, was $1.0 million for the three months ended June 29, 2013 compared to a loss of $1.3 million the three months ended June 30, 2012 due mainly to income from our equity method affiliates.
Income Taxes. Income tax expense for the three months ended June 29, 2013 was $8.2 million, a decrease of $1.3 million compared to $9.5 million for the three months ended June 30, 2012. Our effective tax rate was 22.3% in the second quarter of 2013 compared to 23.6% in the second quarter of 2012. The decrease of 1.3% in the effective tax rate was primarily attributable to a favorable mix of earnings, an increase in research and development tax benefits and an increase in U.S. domestic production deduction benefits. These benefits were partially offset by a French tax law change enacted in 2013, which limits the deductibility of interest by our French affiliates.
Net Income Attributable to Common Shareholders. Net income attributable to common shareholders for the three months ended June 29, 2013 was $27.3 million compared to $30.5 million for the three months ended June 30, 2012.

Six Months Ended June 29, 2013 Compared to the Six Months Ended June 30, 2012
Net Sales. Net sales for the six months ended June 29, 2013 were $584.2 million, an increase of $13.5 million, or 2.4%, from $570.7 million for the six months ended June 30, 2012, due to increased sales for both of our business segments. The effect of foreign currency translation had a negative impact on sales of 1.0%.
Research Models and Services. For the six months ended June 29, 2013, net sales for our RMS segment were $361.5 million, an increase of $4.7 million, or 1.3%, from $356.8 million for the six months ended June 30, 2012, due primarily to the acquisitions of Vital River and Accugenix, as well as higher sales of EMD products and services and Avian Vaccine Services, partially offset by lower legacy sales of Research Models and Research Model Services. The effect of unfavorable foreign currency translation decreased sales by 1.5%.
Preclinical Services. For the six months ended June 29, 2013, net sales for our PCS segment were $222.7 million, an increase of $8.8 million, or 4.1%, from $213.9 million for the six months ended June 30, 2012. The sales increase was a result of increased sales to both large biopharmaceutical and mid-tier clients, primarily as a result of continued market share gains. Foreign currency translation reduced the sales growth rate by 0.4%.
Cost of Products Sold and Services Provided. Cost of products sold and services provided during the six months ended June 29, 2013 was $377.4 million, an increase of $14.5 million, or 4.0%, from $362.9 million during the six months ended June 30, 2012. Cost of products sold and services provided during the six months ended June 29, 2013 was 64.6% of net sales, compared to 63.6% during the six months ended June 30, 2012.
Research Models and Services. Cost of products sold and services provided for RMS during the six months ended June 29, 2013 was $205.3 million, an increase of $7.0 million, or 3.5%, compared to $198.3 million in 2012. Cost of products sold and services provided for the six months ended June 29, 2013 increased to 56.8% of net sales compared to 55.6% of net sales for 2012. The increase in cost as a percentage of sales was primarily due to the impact of lower legacy sales of Research Models and Research Model Services on our fixed-cost base, partially offset by our cost savings.
Preclinical Services. Cost of services provided for the PCS segment during the six months ended June 29, 2013 was $172.1 million, an increase of $7.5 million, compared to $164.6 million in 2012. Cost of services provided as a percentage of net sales was 77.3% during the six months ended June 29, 2013, compared to 76.9% for the six months ended June 30, 2012. The increase in cost of services provided as a percentage of net sales was due primarily to a less favorable study mix and competitive pricing pressure, partially offset by a modest improvement in profitability for our Biopharmaceutical Services business compared to last year's challenging start.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 29, 2013 were $112.1 million, an increase of $6.2 million, or 5.9%, from $105.9 million for the six months ended June 30, 2012. Selling, general and administrative expenses for the six months ended June 29, 2013 were 19.2% of net sales compared to 18.6% for the six months ended June 30, 2012.
Research Models and Services. Selling, general and administrative expenses for RMS for the six months ended June 29, 2013 were $47.1 million, an increase of $6.6 million, or 16.3%, compared to $40.5 million in 2012. Selling, general and administrative expenses increased as a percentage of sales to 13.0% for the six months ended June 29, 2013 from 11.4% for the six months ended June 30, 2012 due to primarily due to an insurance settlement in the prior year.
Preclinical Services. Selling, general and administrative expenses for the PCS segment for the six months ended June 29, 2013 were $27.1 million, a decrease of $1.3 million, or 4.6%, compared to $28.4 million during 2012. Selling, general and administrative expenses for the six months ended June 29, 2013 decreased to 12.2% of net sales, compared to 13.3% of net sales for the six months ended June 30, 2012 due mainly to lower severance expense in the current period.
Unallocated Corporate Overhead. Unallocated corporate overhead, which consists of various costs primarily associated with activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions, was $38.0 million during the six months ended June 29, 2013, compared to $37.0 million during the six months ended June 30, 2012. The increase in the first half of 2013 was primarily due to cost increases across several expense categories.
Amortization of Other Intangibles. Amortization of other intangibles for the six months ended June 29, 2013 was $8.7 million, a decrease of $0.2 million, from $8.9 million for the six months ended June 30, 2012. Amortization expense decreased as a percentage of sales to 1.5% for the six months ended June 29, 2013, from 1.6% for the six months ended June 30, 2012.
Research Models and Services. For the six months ended June 29, 2013, amortization of other intangibles for our RMS segment was $4.2 million, an increase of $1.3 million from $2.9 million in the six months ended June 30, 2012 due mainly to the acquisition of Vital River.
Preclinical Services. For the six months ended June 29, 2013, amortization of other intangibles for our PCS segment was $4.5 million, a decrease of $1.5 million from $6.0 million for the six months ended June 30, 2012. The decrease in amortization expense is due to intangible assets becoming fully amortized.
Operating Income. Operating income for the six months ended June 29, 2013 was $86.0 million, a decrease of $7.0 million compared to operating income of $93.0 million for the six months ended June 30, 2012. Operating income as a percentage of net sales for the six months ended June 29, 2013 was 14.7% compared to 16.3% for the six months ended June 30, 2012.
Research Models and Services. For the six months ended June 29, 2013, operating income for our RMS segment was $104.9 million, a decrease of $10.1 million, or 8.8%, from $115.0 million in 2012. Operating income as a percentage of net sales for the six months ended June 29, 2013 was 29.0%, compared to 32.2% for the six months ended June 30, 2012. The decrease in operating income as a percentage of net sales was primarily due to the impact of lower legacy sales of Research Models and Research Model Services on our fixed-cost base, partially offset by our cost savings.
Preclinical Services. For the six months ended June 29, 2013, operating income for our PCS segment was $19.0 million, an increase of $4.0 million compared to $15.0 million for the six months ended June 30, 2012. Operating income as a percentage of net sales increased to 8.5% compared to 7.0% of net sales in 2012. The increase in operating income as a percentage of net sales was primarily due to higher sales and the increased profitability for our Biopharmaceutical Services business partially offset by a less favorable study mix and competitive pricing pressure.
Unallocated Corporate Overhead. Unallocated corporate overhead was $38.0 million during the six months ended June 29, 2013, compared to $37.0 million during the six months ended June 30, 2012. The increase in the first half of 2013 was primarily due to increased stock based compensation and fringe related costs.
Interest Expense. Interest expense for the six months ended June 29, 2013 was $15.8 million, compared to $16.5 million in the six months ended June 30, 2012. The decrease was due mainly to decreased debt balances and lower interest rates.

Interest Income. Interest income for the second half of 2013 was $0.3 million, compared to $0.3 million for the same period in 2012.
Other Income (Expense), Net. Other income (expense), net, was $2.0 million for the six months ended June 29, 2013 compared to a loss of $1.7 million for the same period in 2012. The increase was due mainly to income from our equity method affiliates.
Income Taxes. Income tax expense for the six months ended June 29, 2013 was $17.9 million, a decrease of $0.2 million compared to $18.1 million for the six months ended June 30, 2012. Our effective tax rate in the six month period was 24.7% as of the second quarter of 2013 compared to 24.1% as of the second quarter of 2012. The increase in the effective tax rate for the six months ended June 29, 2013 was due to discrete tax costs recorded in the first quarter of 2013, including a tax cost of $0.7 million due to the retroactive impact of a French tax law change and a tax cost of $0.5 million related to nondeductible transaction costs incurred in 2012 for the acquisition of Vital River, which closed in the first quarter of 2013. These discrete tax costs incurred in the six months ended June 29, 2013 were partially offset by benefits due to a favorable mix of earnings, an increase in the research and development tax benefits and an increase in the U.S. domestic production deduction benefits.
Net Income Attributable to Common Shareholders. Net income attributable to common shareholders for the six months ended June 29, 2013 was $52.9 million compared to $52.9 million for the six months ended June 30, 2012.
Liquidity and Capital Resources

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our consolidated statements of cash flows.
Our principal sources of liquidity have been our cash flow from operations, in addition to long-term borrowings. On May 29, 2013, we amended and restated our credit agreement dated September 23, 2011 to repay loans outstanding under the previous agreement and extend the maturity date under a new $970.0 million agreement (the $970M Credit Facility). The $970M Credit Facility has a maturity date of May 2018 and provides for a $420.0 million U.S. term loan and a $550.0 million multi-currency revolving credit facility. The revolving credit facility may be drawn in U.S. Dollars, Euros, Pound Sterling, or Japanese Yen, subject to sub-limits by currency. Under specified circumstances, we have the ability to expand the term loan and/or revolving credit facility by up to $350.0 million. U.S. term loan matures in 20 quarterly installments. The revolving credit facility matures in May 2018 and requires no scheduled payment before this date. The interest rates on the $970M Credit Facility are variable and are based on an applicable rate plus a spread determined by our leverage ratio.
Our $350.0 million of 2.25% Senior Convertible Debentures (the 2013 Notes) matured in June 2013 and was retired with funds provided by the $970M Credit Facility and available cash.
In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of the second quarter of 2013 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.
As of June 29, 2013, we had $6.9 million in time deposits classified as marketable securities held by non-U.S. subsidiaries.
Cash and cash equivalents totaled $113.5 million at June 29, 2013, compared to $109.7 million at December 29, 2012. The increase in cash and cash equivalents was primarily due to operating cash flow, partially offset by the repurchase of shares, the acquisition of Vital River, capital expenditures and debt repayments. At June 29, 2013, $113.5 million of cash and cash equivalents was comprised of $9.0 million held in the United States and $104.5 million held by non-U.S. subsidiaries. At December 29, 2012, $109.7 million of cash and cash equivalents was comprised of $10.7 million held in the U.S. and $99.0 million held by non-U.S. subsidiaries. We are a net borrower and closely manage our cash to keep balances low. We are able to maintain liquidity by having the ability to borrow on our revolving line of credit.
Net cash provided by operating activities for the six months ended June 29, 2013 and June 30, 2012 was $78.9 million and $82.6 million, respectively. The increase in cash provided by operations was primarily due to stable accrued liabilities in the six months ended June 29, 2013 compared to the six months ended June 30, 2012. Our days sales outstanding (DSO) increased to 54 days as of June 29, 2013 compared to 51 days as of December 29, 2012 and 48 days as of June 30, 2012. Our DSO includes deferred revenue as an offset to accounts receivable in the calculation. Our net cash provided by operating activities will be impacted by future timing of client payments for products and services as well as the impact of credit terms as evidenced in our DSO. A one-day increase or decrease in our DSO represents a change of approximately $3.2 million of cash provided by operating activities. Our allowance for doubtful accounts was $4.8 million as of June 29, 2013 compared to $4.3 million as of December 29, 2012.
Net cash used in investing activities for the six months ended June 29, 2013 and June 30, 2012 was $40.0 million and $8.6 million, respectively. The acquisition of Vital River, completed in the first quarter of 2013, was the primary use of cash in investing activities. Our capital expenditures for the six months ended June 29, 2013 were $16.2 million, of which $10.4 million was related to our RMS segment and $5.9 million to our PCS segment. For 2013, we project capital expenditures to be approximately $50.0 million. We anticipate that future capital expenditures will be funded by operating activities and our credit facility.
Net cash used in financing activities for the six months ended June 29, 2013 and June 30, 2012 was $29.4 million and $65.5 million, respectively. For the six months ended June 29, 2013, proceeds from exercises of employee stock options increased to $36.4 million as compared to $3.1 million in the prior year due to increased stock option exercises. Proceeds from long-term debt were $423.3 million for the six months ended June 29, 2013, primarily reflecting the refinancing of our credit facility, compared to $38.1 million for the six months ended June 30, 2012. Payments on long-term debt and revolving credit agreements were $461.2 million for the six months ended June 29, 2013, reflecting the refinancing, compared to $76.4 million for the six months ended June 30, 2012. Finally, for the six months ended June 29, 2013 and June 30, 2012, we paid $26.9 million and $30.8 million, respectively, for the purchase of treasury stock acquired through open market purchases made in reliance on Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934 pursuant to our authorized stock repurchase program. On July 30, 2013, our Board of Directors increased the stock repurchase authorization by $100.0 million to $850.0 million from $750.0 million.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Certain of our financial instruments are subject to market risks, including interest rate risk and foreign currency exchange rates. We generally do not use financial instruments for trading or other speculative purposes.
Interest Rate Risk
We amended and restated our credit facility on May 29, 2013. Our primary interest rate exposure results from changes in LIBOR or the base rates that are used to determine the applicable interest rates under our term loans and revolving credit facility in the credit agreement.
Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $9.7 million on a pre-tax basis.
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
During the second quarter of 2013, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on client transactions and certain balance sheet items, including intercompany loans. No significant foreign currency contracts were open at quarter end.

Item 4.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company's principal executive officer and principal financial officer have concluded that, because of the material weakness existing in our internal controls over financial reporting as of December 29, 2012, the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are not effective, at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as of June 29, 2013. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.
As of December 29, 2012, management determined that the Company did not maintain effective controls over information technology business processes and financial reporting. Specifically, the Company identified deficiencies with respect to design and operation of controls over segregation of duties, restricted access, changes to vendor and customer master data, transaction level and financial close controls, which aggregated to a material weakness in internal control over financial reporting.
We determined that this deficiency constitutes a "material weakness" in our internal control over financial reporting.
Based on the performance of additional procedures by management, designed to ensure the reliability of our financial reporting, including the remediation efforts outlined in Item 4 (b), we believe the consolidated financial statement included in this report as of and for the periods ended June 29, 2013 are fairly stated in all material respects.
We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may, from time to time, make changes aimed at enhancing their effectiveness to ensure that our systems evolve with our business.

(b)	Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting, other than those stated below, identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 29, 2013 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.
Subsequent Remediation Efforts
The following remediation efforts, as outlined below, were designed to address the aforementioned material weakness identified by management and to strengthen our internal control over financial reporting.
In the second quarter of 2013 management continued to perform additional procedures designed to ensure the reliability of our financial reporting. Based upon such performance, we believe the consolidated financial statements included in this report as of and for the periods ended June 29, 2013 are fairly stated in all material respects. Furthermore, in the second quarter of 2013, management (1) continued implementing appropriate changes to address segregation of duties conflicts and restricted access within the information technology used in our core business and (2) designed new controls or improved existing controls related to vendor and customer master data changes, transaction level controls and financial close controls. In addition, we have evaluated staffing levels and modified responsibilities as well as increased training to reinforce pre-established and new controls to improve our ability to detect potential misstatements in our internally prepared reports, analyses and financial records.

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
Item 1. Legal Proceedings
Other than ordinary routine litigation incidental to our business that is not expected to be material to our business or financial condition, we are not party to any material legal proceedings.
In early May 2013, with the assistance of the law firm of Davis Polk & Wardwell LLP, the Company commenced an investigation of inaccurate billing with respect to certain government contracts. This issue had been reported to the Company's senior management by a Charles River employee. Charles River promptly reported these matters to the relevant government contracting officers, the Department of Health and Human Services' Office of the Inspector General, and the Department of Justice, and is cooperating with these agencies to ensure the proper repayment and resolution of this matter.
The investigation to date has confirmed that Charles River's RMS business segment billed the Department of Health and Human Services for certain work that had not been performed with respect to a small subset of Charles River's government contracts. It has been determined that when employees regularly assigned to work in research model barrier rooms associated with these contracts were absent, other employees' names would be substituted on time-keeping records associated with the relevant contracts. Charles River billed the government for the hours associated with these substitute employees, despite the fact that, in many cases, these employees did not perform any services in connection with the relevant government contracts. Based on the findings of the investigation to date, the Company believes that this conduct was limited to Charles River's research model facilities in Raleigh and Kingston.  The Company has identified approximately $1.5 million in excess amounts billed on these contracts since January 1, 2007 and has reserved such amount. Because of the preliminary stage of discussions with the government and complex nature of this matter, the Company cannot at this time make a reasonable estimate of the potential range of loss beyond such reserve.
The Company has already taken appropriate steps to prevent this conduct from recurring, and will consider additional remedial measures following the conclusion of the investigation.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the quarter ended June 29, 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
March 31, 2013 to April 27, 2013	123,668	$42.55	123,668	$43,096
April 28, 2013 to May 25, 2013	90,266	$43.82	90,266	$39,141
May 26, 2013 to June 29, 2013	176,691	$41.96	175,458	$31,778
Total:	390,625		389,392
On July 30, 2013, our Board of Directors increased the stock repurchase authorization by $100.0 million to $850.0 million from $750.0 million.
During the second quarter of 2013, we repurchased 389,392 shares of common stock for $16.6 million under our Rule 10b5-1 Purchase Plan and in open market trading.

Additionally, the Company's Incentive Plans permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. Accordingly, during the three month period ended June 29, 2013, we acquired 1,233 shares for a nominal amount as a result of such withholdings.

Item 6.    Exhibits
(a) Exhibits

10.1
Fifth Amended and Restated Credit Agreement, dated as of May 29, 2013, among Charles River Laboratories International, Inc., the Subsidiary Borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. as administrative agent and the other agents party thereto.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed herewith.
31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed herewith.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act. Filed herewith.

101
The following materials from the Form 10-Q for the year period ended June 29, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income , (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) related notes to these Unaudited, Condensed Consolidated Interim Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
July 31, 2013	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

July 31, 2013	/s/ THOMAS F. ACKERMAN
Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer

Exhibit 31.1
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES‑OXLEY ACT OF 2002
AND RULE 13a-14(a)/15d-14(a) OF THE EXCHANGE ACT OF 1934

I, James C. Foster, Chief Executive Officer of Charles River Laboratories International, Inc. (the registrant) certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended June 29, 2013 of the registrant;

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: July 31, 2013	/s/ James C. Foster James C. Foster Chairman, President and Chief Executive Officer Charles River Laboratories International, Inc.

Exhibit 31.2
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES‑OXLEY ACT OF 2002
AND RULE 13a-14(a)/15d-14(a) OF THE EXCHANGE ACT OF 1934
I, Thomas F. Ackerman, Corporate Executive Vice President and Chief Financial Officer of Charles River Laboratories International, Inc. (the registrant) certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended June 29, 2013 of the registrant;

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: July 31, 2013	/s/ Thomas F. Ackerman Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer Charles River Laboratories International, Inc.

Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES‑OXLEY ACT OF 2002
In connection with the quarterly report on Form 10-Q for the quarter ended June 29, 2013 of Charles River Laboratories International, Inc. (the “Company”) as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, James C. Foster, Chairman, Chief Executive Officer and President of the Company, and Thomas F. Ackerman, Corporate Executive Vice President and Chief Financial Officer of the Company, each hereby certifies, to the best of his knowledge and pursuant to 18 U.S.C. Section 1350, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”); and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 31, 2013	/s/ James C. Foster James C. Foster Chairman, President and Chief Executive Officer Charles River Laboratories International, Inc.
Dated: July 31, 2013	/s/ Thomas F. Ackerman Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer Charles River Laboratories International, Inc.
This certification shall not be deemed “filed” for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.