Form 10-Q
period 2013-09-28
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2013-10-30
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 21, 2013, there were 48,117,860 shares of the Registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended September 28, 2013

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

Part I. Financial Information
Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales related to products	$116,732	$111,196	$364,877	$356,535
Net sales related to services	175,397	167,490	511,423	492,855
Net sales	292,129	278,686	876,300	849,390
Costs and expenses
Cost of products sold	70,294	63,649	202,954	190,629
Cost of services provided	121,909	121,778	366,639	357,705
Selling, general and administrative	54,903	51,047	167,021	156,924
Amortization of other intangibles	4,180	4,530	12,892	13,436
Operating income	40,843	37,682	126,794	130,696
Other income (expense)
Interest income	143	124	476	460
Interest expense	(2,319)	(8,519)	(18,143)	(25,033)
Other income (expense), net	4,059	(892)	6,094	(2,582)
Income from continuing operations, before income taxes	42,726	28,395	115,221	103,541
Provision for income taxes	11,390	6,011	29,331	24,140
Income from continuing operations, net of income taxes	31,336	22,384	85,890	79,401
Income (loss) from discontinued operations, net of taxes	(113)	(182)	(1,183)	(63)
Net income	31,223	22,202	84,707	79,338
Less: Net income attributable to noncontrolling interests	(356)	(230)	(978)	(459)
Net income attributable to common shareholders	$30,867	$21,972	$83,729	$78,879
Earnings (loss) per common share
Basic:
Continuing operations attributable to common shareholders	$0.65	$0.47	$1.77	$1.64
Discontinued operations	$—	$—	$(0.02)	$—
Net income attributable to common shareholders	$0.64	$0.46	$1.75	$1.64
Diluted:
Continuing operations attributable to common shareholders	$0.64	$0.46	$1.75	$1.63
Discontinued operations	$—	$—	$(0.02)	$—
Net income attributable to common shareholders	$0.64	$0.46	$1.72	$1.63

See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$31,223	$22,202	$84,707	$79,338
Foreign currency translation adjustment	16,371	12,962	(9,653)	8,871
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) for the period	—	—	—	209
Add: reclassification adjustment for losses included in net income	—	—	—	712
Defined benefit plan gains (losses) and prior service costs not yet recognized as components of net periodic pension cost:
Amortization of prior service costs and net gains and losses (Note 10)	752	560	2,249	1,880
Comprehensive income, before tax	48,346	35,724	77,303	91,010
Income tax expense (benefit) related to items of other comprehensive income (Note 9)	(326)	156	874	701
Comprehensive income, net of tax	48,672	35,568	76,429	90,309
Less: comprehensive income related to noncontrolling interests	(454)	(225)	(1,260)	(459)
Comprehensive income attributable to common shareholders	$48,218	$35,343	$75,169	$89,850

See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except per share amounts)

	September 28, 2013	December 29, 2012
Assets
Current assets
Cash and cash equivalents	$130,454	$109,685
Trade receivables, net	224,270	203,001
Inventories	87,146	88,470
Other current assets	105,153	83,601
Current assets of discontinued businesses	758	495
Total current assets	547,781	485,252
Property, plant and equipment, net	690,725	717,020
Goodwill, net	229,271	208,609
Other intangibles, net	87,245	84,922
Deferred tax asset	28,249	38,554
Other assets	57,170	48,659
Long-term assets of discontinued businesses	3,326	3,328
Total assets	$1,643,767	$1,586,344
Liabilities and Equity
Current liabilities
Current portion of long-term debt and capital leases	$16,170	$139,384
Accounts payable	29,675	31,218
Accrued compensation	57,414	46,951
Deferred revenue	55,357	56,422
Accrued liabilities	53,998	45,208
Other current liabilities	20,613	21,262
Current liabilities of discontinued businesses	1,944	1,802
Total current liabilities	235,171	342,247
Long-term debt and capital leases	624,310	527,136
Other long-term liabilities	101,724	104,966
Long-term liabilities of discontinued businesses	8,531	8,795
Total liabilities	969,736	983,144
Commitments and contingencies
Redeemable noncontrolling interest	14,577	—
Shareholders' equity
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 81,700,104 issued and 48,254,391 shares outstanding at September 28, 2013 and 79,607,981 issued and 48,220,037 shares outstanding at December 29, 2012	817	796
Capital in excess of par value	2,170,901	2,097,316
Accumulated deficit	(284,572)	(368,301)
Treasury stock, at cost, 33,445,713 shares and 31,387,944 shares at September 28, 2013 and December 29, 2012, respectively	(1,228,681)	(1,135,609)
Accumulated other comprehensive income (loss)	(1,957)	6,603
Total shareholders' equity	656,508	600,805
Noncontrolling interests	2,946	2,395
Total shareholder's equity, including redeemable noncontrolling interests	674,031	603,200
Total liabilities and equity	$1,643,767	$1,586,344
See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Cash flows relating to operating activities
Net income	$84,707	$79,338
Less: Income (loss) from discontinued operations	(1,183)	(63)
Income from continuing operations	85,890	79,401
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	67,336	60,617
Amortization of debt issuance costs and discounts	9,124	13,136
Non-cash compensation	18,231	15,828
Deferred income taxes	8,675	(1,338)
Other, net	(2,496)	7,493
Changes in assets and liabilities:
Trade receivables	(22,663)	(27,931)
Inventories	1,445	(2,183)
Other assets	(7,917)	1,201
Accounts payable	(7,688)	(6,743)
Accrued compensation	10,500	6,287
Deferred revenue	(2,289)	283
Accrued liabilities	3,285	(1,518)
Taxes payable and prepaid taxes	(9,557)	7,323
Other liabilities	(5,326)	(8,177)
Net cash provided by operating activities	146,550	143,679
Cash flows relating to investing activities
Acquisition of businesses, net of cash acquired	(24,218)	(16,902)
Capital expenditures	(25,319)	(33,795)
Purchases of investments	(15,341)	(10,814)
Proceeds from sale of investments	10,437	23,549
Other, net	108	2,746
Net cash used in investing activities	(54,333)	(35,216)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	467,804	53,115
Proceeds from exercises of stock options and warrants	58,986	11,916
Payments on long-term debt, capital lease obligation and revolving credit agreement	(502,241)	(112,731)
Purchase of treasury stock	(91,703)	(45,842)
Other, net	(1,176)	535
Net cash used in financing activities	(68,330)	(93,007)
Discontinued operations
Net cash used in operating activities	(1,533)	(292)
Net cash used in discontinued operations	(1,533)	(292)
Effect of exchange rate changes on cash and cash equivalents	(1,585)	(845)
Net change in cash and cash equivalents	20,769	14,319
Cash and cash equivalents, beginning of period	109,685	68,905
Cash and cash equivalents, end of period	$130,454	$83,224
Supplemental cash flow information
Capitalized interest	$79	$472

See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(dollars in thousands)

	Total	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income	Common Stock	Capital in Excess of Par	Treasury Stock	Non-controlling Interests
December 29, 2012	$603,200	$(368,301)	$6,603	$796	$2,097,316	$(1,135,609)	$2,395
Components of comprehensive income, net of tax:
Net income	84,707	83,729					978
Other comprehensive loss	(8,278)		(8,560)				282
Total comprehensive income	76,429						1,260
Redeemable noncontrolling interest acquired in business combination	8,963						8,963
Adjustment of redeemable noncontrolling interest to fair value					(4,905)		4,905
Tax benefit associated with stock issued under employee compensation plans	1,362				1,362
Issuance of stock under employee compensation plans	58,918			21	58,897
Acquisition of treasury shares	(93,072)				—	(93,072)
Stock-based compensation	18,231				18,231
September 28, 2013	$674,031	$(284,572)	$(1,957)	$817	$2,170,901	$(1,228,681)	$17,523

See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1.	BASIS OF PRESENTATION
The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to state fairly the financial position and results of operations of Charles River Laboratories International, Inc. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 29, 2012. Certain amounts in prior-year financial statements and related notes have been reclassified to conform with current period presentation.

2. RESTRUCTURING COSTS
Facilities
In July 2013, management committed to a plan to consolidate production in its U.S. research model facilities and anticipates that these actions will result in the abandonment of certain long-lived assets, including a building at one of our facilities in California. During the quarter, the Company recorded to cost of sales accelerated depreciation of $6,766 related to the building based on its revised useful life. The Company anticipates that additional accelerated depreciation for the fourth quarter of 2013 will be up to approximately $7,000.
Staffing Reductions
We have implemented staffing reductions over the past few years to improve operating efficiency and profitability at various sites. As a result of these actions, for the nine months ended September 28, 2013 and September 29, 2012, we recorded severance and retention charges as shown below. As of September 28, 2013, $1,197 was included in accrued compensation and $1,413 in other long-term liabilities on our consolidated balance sheet.
The following table rolls forward our severance and retention cost liability:

	Nine Months Ended
	September 28, 2013	September 29, 2012
Balance, beginning of period	$3,636	$3,374
Expense	1,058	1,881
Payments/utilization	(2,084)	(1,415)
Balance, end of period	$2,610	$3,840

The following table presents severance and retention costs by classification on the income statement:

	Nine Months Ended
	September 28, 2013	September 29, 2012
Severance charges included in cost of sales	$989	$936
Severance charges included in selling, general and administrative expense	69	945
Total expense	$1,058	$1,881

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table presents severance and retention cost by segment:

	Nine Months Ended
	September 28, 2013	September 29, 2012
Research models and services	$811	$934
Preclinical services	247	947
Total expense	$1,058	$1,881

3. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of net trade receivables is as follows:

	September 28, 2013	December 29, 2012
Client receivables	$191,183	$174,774
Unbilled revenue	38,398	32,494
Total	229,581	207,268
Less allowance for doubtful accounts	(5,311)	(4,267)
Net trade receivables	$224,270	$203,001

The composition of inventories is as follows:

	September 28, 2013	December 29, 2012
Raw materials and supplies	$14,662	$14,525
Work in process	10,894	11,082
Finished products	61,590	62,863
Inventories	$87,146	$88,470
The composition of other current assets is as follows:

	September 28, 2013	December 29, 2012
Prepaid assets	$28,860	$20,404
Deferred tax asset	29,832	30,018
Marketable securities	11,084	6,781
Prepaid income tax	35,148	26,169
Restricted cash	229	229
Other current assets	$105,153	$83,601

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The composition of net property, plant and equipment is as follows:

	September 28, 2013	December 29, 2012
Land	$40,638	$40,812
Buildings	704,262	697,547
Machinery and equipment	373,431	356,960
Leasehold improvements	36,907	34,916
Furniture and fixtures	24,867	25,681
Vehicles	4,028	3,736
Computer hardware and software	111,025	107,171
Construction in progress	33,396	46,186
Total	1,328,554	1,313,009
Less accumulated depreciation	(637,829)	(595,989)
Net property, plant and equipment	$690,725	$717,020
Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets. Depreciation expense for the nine months ended September 28, 2013 and September 29, 2012 was $54,444 and $47,181, respectively.
The composition of other assets is as follows:

	September 28, 2013	December 29, 2012
Deferred financing costs	$7,563	$6,424
Cash surrender value of life insurance policies	25,625	26,071
Equity-method affiliates	15,999	8,492
Other assets	7,983	7,672
Other assets	$57,170	$48,659
The composition of other current liabilities is as follows:

	September 28, 2013	December 29, 2012
Accrued income taxes	$18,260	$18,216
Current deferred tax liability	469	410
Accrued interest and other	1,884	2,636
Other current liabilities	$20,613	$21,262

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The composition of other long-term liabilities is as follows:

	September 28, 2013	December 29, 2012
Deferred tax liability	$16,530	$13,147
Long-term pension liability	35,333	44,316
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	28,518	26,663
Other long-term liabilities	21,343	20,840
Other long-term liabilities	$101,724	$104,966

4. MARKETABLE SECURITIES AND EQUITY-METHOD AFFILIATES
Marketable Securities
Investments in marketable securities are reported at fair value and consist of time deposits. The carrying value for these time deposits approximates fair value. The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	September 28, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$11,084	$—	$—	$11,084
	$11,084	$—	$—	$11,084

	December 29, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$6,781	$—	$—	$6,781
	$6,781	$—	$—	$6,781
Maturities of debt securities were as follows:

	September 28, 2013		December 29, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$11,084	$11,084	$6,781	$6,781
Due after one year through five years	—	—	—	—
Due after ten years	—	—	—	—
	$11,084	$11,084	$6,781	$6,781

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Equity-Method Affiliates
We have invested in two limited partnerships that are accounted for under the equity-method. In 2009, we entered into a limited partnership that invests in biotechnology and medical device companies. We committed $20,000, or approximately 12%, of the limited partnership's total committed capital. As of September 28, 2013, we have contributed $9,420 of our total committed capital of $20,000. During the first quarter of 2013, we entered into a second limited partnership that invests in technology and life sciences companies with an emphasis on early stage investments. We committed $10,000, or approximately 4% of the limited partnership's total committed capital. As of September 28, 2013, we have contributed $2,075 to the limited partnership.
We recognized equity-method gains of $4,832 for the nine months ended September 28, 2013 related to these limited partnerships. These gains are reported within other income (expense). As of September 28, 2013, Equity Method Affiliates had a carrying value of $15,999, which is reported in Other Assets, Non-current, on the consolidated balance sheets.

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

•
Redeemable noncontrolling interest—Valued using a weighted combination of a market-based approach, utilizing information about our company as well as publicly available industry information to determine revenue and earnings multiples, and an income approach based on estimated future cash flows based on projected financial data discounted by a weighted average cost of capital. Significant assumptions include a discount rate of 18% and a long-term pretax operating margin of 28% .

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 28, 2013
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets and Liabilities at Fair Value
Time deposits	$—	$11,084	$—	$11,084
Life policies	—	18,893	—	18,893
Total assets measured at fair value	$—	$29,977	$—	$29,977
Redeemable noncontrolling interest	—	—	14,577	14,577
Total liabilities measured at fair value	$—	$—	$14,577	$14,577

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended
Redeemable Noncontrolling Interest (Liability)	September 28, 2013	September 29, 2012
Beginning balance	$—	$—
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in other income (expense)	476	—
Included in other comprehensive income (CTA)	233	—
Included in additional paid-in capital	4,905
Purchases, issuances and settlements	8,963	—
Ending balance	$14,577	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended
Auction rate securities (Asset)	September 28, 2013	September 29, 2012
Beginning balance	$—	$11,051
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Included in other income (expense)	—	(712)
Included in other comprehensive income	—	921
Purchases, issuances and settlements	—	(11,260)
Ending balance	$—	$—

We enter into derivative instruments to hedge foreign currency exchange risk to reduce the impact of changes to foreign currency rates on our financial statements. During the nine months ended September 28, 2013, we recognized $289 of net

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

hedge losses associated with forward currency contracts open during the period. As of September 28, 2013, there were no open forward currency contracts.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table displays the gross carrying amount and accumulated amortization of definite-lived intangible assets by major class:

	September 28, 2013		December 29, 2012
	Gross Carrying Amount	Accumulated Amortization & Impairment Loss	Gross Carrying Amount	Accumulated Amortization & Impairment Loss
Backlog	$2,899	$(2,469)	$2,875	$(2,375)
Client relationships	313,595	(238,245)	305,178	(231,902)
Client contracts	15,339	(15,339)	15,366	(15,366)
Trademarks and trade names	5,380	(4,949)	5,326	(4,821)
Standard operating procedures	2,753	(1,339)	2,751	(863)
Other identifiable intangible assets	10,384	(4,202)	10,033	(4,718)
Total other intangible assets	$350,350	$(266,543)	$341,529	$(260,045)
Additionally, as of both September 28, 2013 and December 29, 2012 , other intangible assets, net, included $3,438 of indefinite-lived intangible assets.
The changes in the gross carrying amount and accumulated impairment loss of goodwill are as follows:

		Adjustments to Goodwill
	December 29, 2012	Acquisitions	Foreign Exchange	September 28, 2013
Research Models and Services
Gross carrying amount	$63,139	$19,273	$361	$82,773
Preclinical Services
Gross carrying amount	1,150,470	—	1,028	1,151,498
Accumulated impairment loss	(1,005,000)			(1,005,000)
Total
Gross carrying amount	$1,213,609	$19,273	$1,389	$1,234,271
Accumulated impairment loss	(1,005,000)			(1,005,000)
Goodwill, net	$208,609			$229,271

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-Term Debt
Long-term debt consists of the following:

	September 28, 2013	December 29, 2012
2.25% Senior convertible debentures:
Principal	$—	$349,995
Unamortized debt discount	—	(6,726)
Net carrying amount of senior convertible debentures	—	343,269
Term loan facilities	414,750	290,947
Revolving credit facility	224,752	32,000
Other long-term debt	237	232
Total debt	639,739	666,448
Less: current portion of long-term debt	(15,987)	(139,373)
Long-term debt	$623,752	$527,075
On May 29, 2013, we amended and restated our credit agreement dated September 23, 2011 to repay loans outstanding under the previous agreement, to retire our 2.25% Senior Convertible Debentures (2013 Notes), and to extend the maturity date of our credit agreement under a new $970,000 agreement (the $970M Credit Facility). The $970M Credit Facility provides for a $420,000 U.S. term loan facility and a $550,000 multi-currency revolving credit facility. The revolving credit facility may be drawn in U.S. Dollars, Euros, Pound Sterling, or Japanese Yen, subject to sub-limits by currency. Under specified circumstances, we have the ability to expand the term loan and/or revolving credit facility by up to $350,000 in the aggregate. Certain financing costs associated with the $970M Credit Facility were capitalized as deferred financing costs and will be amortized over the life of the agreement using the effective interest method. As a result of the refinancing and the associated modification and extinguishment of the previous debt agreement, we recognized an extinguishment loss of $389 of deferred financing costs associated with the previous credit agreement.
The $420,000 U.S. term loan matures in quarterly installments through maturity on May 29, 2018. The revolving credit facility also matures on May 29, 2018 and requires no scheduled payment before this date. The interest rates applicable to the $970M Credit Facility are variable and are based on an applicable rate plus a spread determined by our leverage ratio. As of September 28, 2013, the interest rate spread for the adjusted LIBOR was 1.25%.
The $970M Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to our business and negative and affirmative covenants. As of September 28, 2013, we were compliant with all financial covenants specified in the credit agreement.
We had $4,855 outstanding under letters of credit as of September 28, 2013.
Our $350,000 2013 Notes issued in June 2006 became due in June 2013 and were retired with funds provided by the $970M Credit Facility and available cash.
Principal maturities of existing debt for the periods set forth in the table below, are as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Twelve Months Ending
September 2014	$15,987
September 2015	42,000
September 2016	42,000
September 2017	63,000
September 2018	476,752
Total	$639,739
We have capital leases for equipment. These leases are capitalized using interest rates considered appropriate at the inception of the lease. Capital lease obligations amounted to $741 and $72 at September 28, 2013 and December 29, 2012, respectively.

8. EQUITY
Earnings Per Share
Basic earnings per share for the three and nine months ended September 28, 2013 and September 29, 2012 was computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares. The weighted average number of common shares outstanding for the three and nine months ended September 28, 2013 and September 29, 2012 have been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.
Options to purchase 2,652,660 shares and 4,667,739 shares were outstanding in each of the three months ended September 28, 2013 and September 29, 2012, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted average shares outstanding for the three and nine months ended September 28, 2013 and September 29, 2012 excluded the weighted average impact of 1,107,313 and 941,873 shares, respectively, of non-vested restricted stock awards. Options to purchase 2,363,878 shares and 4,590,418 shares were outstanding in each of the nine months ended September 28, 2013 and September 29, 2012, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Numerator:
Income from continuing operations for purposes of calculating earnings per share	$30,980	$22,154	$84,912	$78,942
Income (loss) from discontinued businesses	(113)	$(182)	$(1,183)	$(63)
Denominator:
Weighted-average shares outstanding—Basic	47,910,649	47,625,806	47,950,018	48,028,602
Effect of dilutive securities:
2.25% senior convertible debentures	—	—	—	—
Stock options and contingently issued restricted stock	530,516	482,808	704,118	447,544
Weighted-average shares outstanding—Diluted	48,441,165	48,108,614	48,654,136	48,476,146
Basic earnings per share from continuing operations attributable to common shareholders	$0.65	$0.47	$1.77	$1.64
Basic earnings (loss) per share from discontinued operations attributable to common shareholders	$—	$—	$(0.02)	$—
Diluted earnings per share from continuing operations attributable to common shareholders	$0.64	$0.46	$1.75	$1.63
Diluted earnings (loss) per share from discontinued operations attributable to common shareholders	$—	$—	$(0.02)	$—
Treasury Shares
For the nine months ended September 28, 2013 and September 29, 2012, we repurchased 1,945,021 shares of common stock for $88,553 and 1,222,432 shares of common stock for $42,800, respectively, through open market purchases made in reliance on Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. Additionally, our 2007 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the nine months ended September 28, 2013 and September 29, 2012, we acquired 112,748 shares for $4,519 and 84,086 shares for $3,042, respectively, as a result of such withholdings.
Share repurchases for the nine months ended September 28, 2013 and September 29, 2012 were as follows:

	Nine Months Ended
	September 28, 2013	September 29, 2012
Number of shares of common stock repurchased	2,057,769	1,306,518
Total cost of repurchase	$93,072	$45,842

On July 30, 2013, our Board of Directors increased the stock repurchase authorization to $850,000 from $750,000.
Warrants
Separately and concurrently with the pricing of our 2013 Notes in 2006, we issued warrants for approximately 7.2 million shares of common stock. The warrants give the holders the right to receive, for no additional consideration, cash or shares (at the Company's option) with a value equal to the appreciation in the price of the Company's shares above $59.93. The warrants expire over 90 equal installments between September 13, 2013 and January 22, 2014. As of September 28, 2013, approximately 6.3 million are outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

9. INCOME TAXES
The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Income from continuing operations before income taxes	$42,726	$28,395	$115,221	$103,541
Effective tax rate	26.7%	21.2%	25.5%	23.3%
Provision for income taxes	$11,390	$6,011	$29,331	$24,140
Our overall effective tax rate was 26.7% in the third quarter of 2013 and 21.2% in the third quarter of 2012. The increase was primarily attributable to a $2,006 reduction of a tax asset related to the ongoing transfer pricing controversy with the Canadian Revenue Authority (CRA), a reduction in benefits from the U.K. research and development enhanced deduction regime due to the early adoption of the new refundable research and development credit that was enacted in the third quarter of 2013, and a French tax law change enacted in the first quarter of 2013 that limits the deductibility of interest by our French affiliates. These tax costs were partially offset in the third quarter of 2013 by a favorable mix of earnings, increased benefits from Canadian Scientific Research and Experimental Development credits (SR&ED), and an increased tax benefit from the U.S. domestic production deduction. The effective tax rate for the third quarter of 2012 reflects a tax benefit of $1,226 related to the settlement of a Canadian tax controversy for the SR&ED credits claimed in 2003 and 2004.
The effective tax rate for the nine months ended September 28, 2013 reflects the items noted above as well as a discrete tax cost of $703 due to the retroactive impact of the French tax law change to 2012, a $525 discrete tax cost related to nondeductible transaction costs incurred in 2012 for the acquisition of Vital River, which closed in the first quarter of 2013, and a discrete tax benefit of $330 for the retroactive impact to 2012 of a change in U.S. Federal tax law enacted during the first quarter of 2013 related to the U.S. anti deferral regime. Additionally the effective tax rate for the nine months ended September 29, 2012 reflects an unbenefitted capital loss of $712 on the sale of auction rate securities recorded in the first quarter of 2012.
In accordance with Canadian Federal tax law, we claim SR&ED credits on qualified research and development costs incurred by our preclinical services facility in Canada in the performance of projects for non-Canadian clients. Additionally, in accordance with the tax law of the United Kingdom, we claim enhanced deductions related to qualified research and development costs incurred by our preclinical services facility in Scotland, in the performance of certain client contracts. On July 17, 2013, the U.K. government enacted a tax law change that replaces the existing research and development enhanced deduction with a research and development credit. In the third quarter of 2013 we elected to adopt the tax law change with retroactive application to April 1, 2013. The benefit of the new refundable credit for the period April 1, 2013 through September 28, 2013 of $1,714 is reported in Cost of Services Provided in our Condensed Consolidated Statements of Income.
During the third quarter of 2013, our unrecognized tax benefits recorded decreased by $13,325 to $18,782 due primarily to a settlement reached during the quarter with the CRA related to SR&ED credits claimed in 2005 through 2011. This reduction was partially offset with an increase from ongoing evaluation of uncertain tax positions in the current and prior periods and foreign exchange movement. The amount of unrecognized income tax benefits that would impact the effective tax rate favorably decreased by $8,628 to $17,268. The decrease was due primarily to the Canadian SR&ED settlement. The amount of accrued interest on unrecognized tax benefits decreased by $1,788 to $637 in the third quarter of 2013 primarily due to the Canadian SR&ED settlement. It is reasonably possible as of September 28, 2013 that the liability for unrecognized tax benefits for the uncertain tax position associated with an acquisition agreement termination fee could decrease within the next twelve months by approximately $11,000 due to the potential expiration of a statute of limitations.

We conduct business in a number of tax jurisdictions. As a result, we are subject to tax audits in jurisdictions including, but not limited to, the United States, the United Kingdom, Japan, France, Germany and Canada. With few exceptions, we are no longer subject to U.S. and international income tax examinations for years before 2006.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

We are currently under audit by the CRA for the years 2006 through 2009. In the fourth quarter of 2012, we received a draft reassessment from the CRA related to the transfer pricing in our preclinical services operations in Montreal. We received revised draft reassessments in the second quarter of 2013. The CRA proposes to disallow certain deductions related to headquarter service charges for the years 2006 through 2009. We intend to file an objection with the CRA upon receipt of the Notice of Reassessment and apply to the Internal Revenue Service (IRS) and the CRA for relief pursuant to the competent authority procedure provided in the tax treaty between the U.S. and Canada. We believe that the controversy will likely be settled via the competent authority process. In the fourth quarter of 2012, we established a reserve for this uncertain tax position of $2,408 related to years 2006 through 2012 to reduce the tax benefit recognized for these deductions in Canada to the level that we believe will likely be realized upon the ultimate resolution of this controversy. Additionally, in the fourth quarter of 2012, we recognized a tax asset of $2,981, which is included in Other Assets, that represents the correlative relief that we believe would more likely than not be received in the U.S. via the competent authority process. In the third quarter of 2013 there was a U.S. tax court opinion issued that could impact our ability to recognize the full benefit of the correlative relief recorded in 2012. As a result, in the third quarter of 2013, the U.S. tax asset recorded in the fourth quarter of 2012 was reduced by $2,006 to $975. The actual amounts of the liability for Canadian taxes and the asset for the correlative relief in the U.S. could be different based upon the agreement reached between the IRS and CRA.

On October 9, 2013 we were notified by the German Tax Office of an upcoming audit of our German operations for years 2008 through 2011. We do not believe that resolution of this audit will have a material impact on our financial position or results of operations.

We believe we have appropriately provided for all uncertain tax positions.
In the third quarter of 2013 the French government proposed a change to French tax law that, if enacted, could further reduce the deductibility of interest by our French affiliates in 2013 and beyond. We are currently analyzing the potential impact of the proposed law change.
In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of the third quarter of 2013 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.
The income tax expense (benefit) related to items of other comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Income tax expense (benefit) related to foreign currency translation adjustment	$(615)	$(60)	$42	$(98)
Income tax expense related to change in unrecognized pension gains, losses and prior service costs	289	216	832	799
Income tax expense (benefit) related to items of other comprehensive income	$(326)	$156	$874	$701

10. EMPLOYEE BENEFITS
The following table provides the components of net periodic benefit cost for our defined benefit plans for the three month period ended:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Pension Benefits		Supplemental Retirement Benefits
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$822	$922	$160	$160
Interest cost	2,762	2,824	177	223
Expected return on plan assets	(3,593)	(3,459)	—	—
Amortization of prior service cost (credit)	(147)	(256)	165	165
Amortization of net loss (gain)	671	586	63	65
Net periodic benefit cost	$515	$617	$565	$613
The following table provides the components of net periodic benefit cost for our defined benefit plans for the nine month period ended:

	Pension Benefits		Supplemental Retirement Benefits
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$2,492	$2,880	$482	$480
Interest cost	8,334	8,445	531	669
Expected return on plan assets	(10,842)	(10,319)	—	—
Amortization of prior service cost (credit)	(444)	(566)	495	495
Amortization of net loss (gain)	2,043	1,756	189	195
Net periodic benefit cost	$1,583	$2,196	$1,697	$1,839
During 2013, we expect to contribute $9,686 to our pension plans.

11. STOCK PLANS AND STOCK-BASED COMPENSATION
The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. The following table presents stock-based compensation included in our consolidated statement of income:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Stock-based compensation expense included in:
Cost of sales	$1,332	$1,271	$4,051	$3,995
Selling, general and administration	4,715	3,970	14,181	11,833
Stock-based compensation, before income taxes	6,047	5,241	18,232	15,828
Provision for income taxes	(2,103)	(1,847)	(6,422)	(5,615)
Stock-based compensation, net of tax	$3,944	$3,394	$11,810	$10,213

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The fair value of stock-based awards granted during the first nine months of 2013 and 2012 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	September 28, 2013	September 29, 2012
Expected life (in years)	4.2 years	4.5 years
Expected volatility	32.7%	34.9%
Risk-free interest rate	0.80%	0.84%
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$11.17	$10.94
Stock Options
The following table summarizes stock option activities under our plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 29, 2012	5,860,403	$39.11
Options granted	593,499	$40.54
Options exercised	(1,729,768)	$34.06
Options canceled	(105,040)	$45.68
Options outstanding as of September 28, 2013	4,619,094	$41.04	3.25 years	$30,997
Options exercisable as of September 28, 2013	3,022,605	$42.52	2.00 years	$18,186
As of September 28, 2013, the unrecognized compensation cost related to 1,596,489 unvested stock options expected to vest was $12,634. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.5 years.
The total intrinsic value of options exercised during the nine months ended September 28, 2013 and September 29, 2012 was $17,629 and $2,769, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price. The total amount of cash received from the exercise of options during the nine months ended September 28, 2013 and September 29, 2012 was $58,986 and $12,304, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $6,436 for the nine months ended September 28, 2013. A charge of $1,362 was recorded in capital in excess of par value in the first nine months of 2013 for the excess of deferred tax assets over the actual tax benefits at option exercise. We settle stock option exercises with newly issued common shares.
Restricted Stock
Stock compensation expense associated with restricted common stock is charged for the market value on the date of grant, less estimated forfeitures, and is amortized over the awards' vesting period on a straight-line basis.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table summarizes the restricted stock activity for the nine months ended September 28, 2013:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding as of December 29, 2012	934,505	$35.83
Granted	565,699	40.52
Vested	(371,458)	40.37
Canceled	(21,433)	43.75
Outstanding as of September 28, 2013	1,107,313	$36.55
As of September 28, 2013, the unrecognized compensation cost related to shares of unvested restricted stock expected to vest was $32,752. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 31.5 months. The total fair value of restricted stock grants that vested during the nine months ended September 28, 2013 and September 29, 2012 was $14,996 and $10,297, respectively. The actual tax benefit realized for the tax deductions from restricted stock grants that vested totaled $5,375 for the nine months ended September 28, 2013.
Performance Based Stock Award Program
On February 22, 2013, we granted 163,847 Performance Share Units (PSUs) to certain executive officers. The PSUs will be paid out in our common stock based upon the results of two metrics: (1) performance based on our earnings per share with certain defined adjustments and (2) our relative stock price market performance based on a 3-year relative Total Shareholder Return calculation. Accordingly, the actual total number of our shares into which the granted PSUs will convert can range from no shares to 327,694 shares. The PSUs will be fully vested in December 2015 and will be paid out in the form of our common stock in the first quarter of 2016. Compensation expense associated with the PSUs of $1,455 was recorded during the nine months ended September 28, 2013.

12. COMMITMENTS AND CONTINGENCIES
Various lawsuits, claims and proceedings of a nature considered normal to our business are pending against us. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect our consolidated financial statements.
In early May 2013, the Company commenced an investigation into inaccurate billing with respect to certain government contracts.  The Company promptly reported these matters to the relevant government contracting officers, the Department of Health and Human Services' Office of the Inspector General, and the Department of Justice, and we are cooperating with these agencies to ensure the proper repayment and resolution of this matter. The Company identified approximately $1,500 in excess amounts billed on these contracts since January 1, 2007 and reserved such amount.  Because of the preliminary stage of discussions with the government and complex nature of this matter, the Company believes that it is reasonably possible that additional losses may be incurred. However, the Company cannot at this time estimate the potential range of loss beyond the current reserve of $1,500.
On July 27, 2012, a Mauritius supplier of large animal models submitted an Application for Arbitration with The Permanent Secretariat, The Permanent Court of Arbitration, The Mauritius Chamber of Commerce and Industry in Port Louis, Mauritius.  The supplier asserted that the Company failed to pay certain invoices and the supplier was therefore permitted to terminate the supply agreement.  The Company filed a counterclaim asserting that the supplier had failed to meet its contractual obligations under the supply agreement.  The arbitration hearing relating to this contract dispute took place in Mauritius from August 13-15, 2013. While no prediction may be made as to the outcome of arbitration, the Company intends to defend against this proceeding vigorously and therefore an estimate of the possible loss or range of loss cannot be made.

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
The following table presents sales and other financial information by business segment.

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Research Models and Services
Net sales	$173,405	$166,484	$534,867	$523,247
Gross margin	65,710	65,902	221,916	224,364
Operating income	40,260	43,389	145,193	158,398
Depreciation and amortization	16,876	9,670	37,378	27,697
Capital expenditures	6,110	7,423	16,464	27,892
Preclinical Services
Net sales	$118,724	$112,202	$341,433	$326,143
Gross margin	34,216	27,358	84,791	76,693
Operating income	18,636	10,975	37,631	25,958
Depreciation and amortization	10,039	10,880	29,957	32,920
Capital expenditures	2,986	2,819	8,855	5,903
A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Total segment operating income	$58,896	$54,364	$182,824	$184,356
Unallocated corporate overhead	(18,053)	(16,682)	(56,030)	(53,660)
Consolidated operating income	$40,843	$37,682	$126,794	$130,696
Net sales for each significant service area are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Research models	$92,969	$90,877	$294,993	$293,575
Research model services	52,105	53,400	156,661	163,247
EMD	28,331	22,207	83,213	66,425
Total research models and services	173,405	166,484	534,867	523,247
Total preclinical services	118,724	112,202	341,433	326,143
Total sales	$292,129	$278,686	$876,300	$849,390

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

A summary of unallocated corporate overhead consists of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Stock-based compensation expense	$3,260	$2,827	$9,927	$8,512
U.S. retirement plans	1,275	1,276	3,617	3,662
Audit, tax and related expense	811	842	3,135	2,133
Salary and bonus	5,831	4,813	16,057	14,602
Global IT	3,002	3,285	8,448	9,501
Employee health, long-term disability and fringe benefit expense	(1,470)	(2,248)	(898)	(1,395)
Consulting and professional services	1,439	1,061	3,443	3,581
Depreciation expense	1,570	1,554	4,712	4,693
Other general unallocated corporate expenses	2,335	3,272	7,589	8,371
Total unallocated corporate overhead costs	$18,053	$16,682	$56,030	$53,660
Other general unallocated corporate expenses consist of various departmental costs including those associated with senior executives, corporate accounting, legal, tax, human resources and treasury.

14. DISCONTINUED OPERATIONS
On March 28, 2011, we disposed of our Phase I clinical business for a nominal amount. As part of the disposition we remained the guarantor of the Phase I facility lease. During the second quarter of 2011, we recognized the value of the guarantee net of the buyer's related indemnity as a liability of $2,994, which we are accreting ratably over the remaining term of the lease. The facility lease runs through January 2021 with remaining lease payments totaling $11,677 as of September 28, 2013.
During the period ended December 29, 2012, we concluded that the decreasing financial viability of the lessee (the buyer of the Phase I clinical business) increased the probability that we will be required to make future lease payments as guarantor. As a result, we recorded an additional contingent loss for the guarantee, reflecting our estimate of the total future lease payments, which include real estate taxes passed on by the lessor, less estimated sublease income. Under the terms of the lease, if we were required to honor the guarantee due to default by the lessee, we had the right to obtain control of the leased property.
On April 4, 2013, the buyer of our Phase I clinical business filed for Chapter 11 bankruptcy. As a result, we revised our estimate of the total future lease payments, less estimated sublease income, resulting in an additional charge of $1,316. In July 2013, the bankruptcy court approved the rejection of the lease, and effective July 1, 2013, we assumed control of the leased property and assumed obligations under the lease consistent with the guarantee. The total carrying amount of the liability for our obligation under the lease as of September 28, 2013 is $10,375 and is reflected on the consolidated balance sheet as a liability of discontinued operations.
The consolidated financial statements classify, as discontinued operations, the assets and liabilities, operating results and cash flows, of businesses that are discontinued for all periods presented. Operating results from discontinued operations are as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$—	$—	$—	$—
Income (loss) from operations of discontinued businesses, before income taxes	(172)	49	(1,894)	221
Provision (benefit) for income taxes	(59)	231	(711)	284
Income (loss) from operations of discontinued businesses, net of taxes	$(113)	$(182)	$(1,183)	$(63)

Assets and liabilities of discontinued operations at September 28, 2013 and December 29, 2012 consisted of the following:

	September 28, 2013	December 29, 2012
Current assets	$758	$495
Long-term assets	3,326	3,328
Total assets	$4,084	$3,823
Current liabilities	$1,944	$1,802
Long-term liabilities	8,531	8,795
Total liabilities	$10,475	$10,597
Current and long-term assets include deferred tax assets. Current and long-term liabilities consist primarily of estimated lease payments, less sublease income, for the Phase I facility.

15. BUSINESS ACQUISITIONS

Vital River
In October 2012, we entered into an agreement to acquire a 75%- ownership interest of Vital River, a commercial provider of research models and related services in China, for $26,890 in cash, subject to certain closing adjustments. The acquisition closed in January 2013. Vital River's financial results are included in our RMS reportable business segment.

The purchase price allocation, net of $2,671 of cash acquired, is as follows:

Current assets (excluding cash)	$3,092
Property, plant and equipment	10,468
Other long-term assets	2,242
Definite-lived intangible assets	16,281
Goodwill	19,096
Current liabilities	(11,790)
Long term liabilities	(6,207)
Redeemable noncontrolling interest	(8,963)
Total purchase price allocation	$24,219

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

The definite-lived intangibles are largely attributed to the expected cash flows related to customer relationships existing at the acquisition closing date. In addition, the Company reacquired a right previously granted to the entity related to a royalty agreement for the distribution of products in China. The value assigned to the reacquired right is being amortized over the remaining life of the existing royalty agreement. The goodwill resulting from the transaction is primarily attributed to the potential growth of the business in China. The goodwill is not deductible for tax purposes.

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

EMD Singapore
On October 4, 2013, we acquired an EMD products and service provider located in Singapore for approximately $5,000 in cash, subject to certain closing adjustments. The financial results of the acquired entity will be included in our RMS reportable business segment.

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
Large pharmaceutical and biotechnology companies have been undergoing significant changes in recent years as they endeavor to improve the productivity of their drug development pipelines, and at the same time, streamline their infrastructures in order to improve efficiency and reduce operating costs. Our clients' efforts have had an unfavorable impact on our operations as a result of our clients' measured research and development spending; delays in decisions and commitments; tight cost constraints and the resultant pressure on pricing and payment terms, particularly in view of excess capacity in the contract research industry; and a focus on late-stage clinical testing as our clients accelerate their efforts to bring drugs to market in the face of expiration of patents on branded drugs. There have been other trends which also affected us unfavorably: biotechnology companies experienced a period of decreased funding, which has only recently improved as a result of investments by global pharmaceutical companies and an improvement in the public markets for these companies; uncertainty surrounding healthcare reform initiatives; and consolidation in the pharmaceutical and biotechnology industries. All of these ongoing factors continue to contribute to demand uncertainty and are expected to impact future sales.
Our market for goods and services appears to have stabilized. As part of our clients' efforts to improve pipeline productivity, pharmaceutical and biotechnology companies are emphasizing efficacy testing in order to eliminate molecules from the pipeline earlier in the drug development process. This trend is visible in increasing demand for our non-GLP in vivo pharmacology and drug metabolism and pharmacokinetics (DMPK) services. We expect that our clients will continue to reduce their internal capacity through closure of underutilized facilities and increase their use of these outsourced services, which allows them to create a flexible drug development model, improve operating efficiency and reduce costs.
As our clients increase focus on strategic outsourcing, our scientific expertise, operating efficiency, information technology platforms and client data portals, and ability to meet each client's individual needs strongly positions us to compete for business. We continue to build momentum by winning new or renewing existing strategic relationships with our clients. We continue to be selected for these strategic relationships in a highly competitive marketplace because of the industry characteristics noted above, as well as our broad portfolio of products and services which span the early-stage drug development continuum, and our ability to develop a customized in vivo biology program to support our client's drug development efforts. Price continues to be a factor in our bids but we believe our scientific expertise remains a key criterion.  Our ongoing discussions concerning additional strategic relationships continue as our clients focus on the logistics of outsourcing. Additionally, we continue to expand our relationships with our mid-tier and academic clients by focusing our sales and marketing efforts in order to achieve market share gains.
We believe that the long-term drivers for our business as a whole will primarily emerge from our clients' continued demand for research models and services, EMD products, and both GLP and non-GLP in vivo biology services, which are essential to the drug development process. However, presently it is challenging to predict the timing associated with these drivers.
We continue to focus on our four key initiatives designed to allow us to drive profitable growth and to maximize value for shareholders, and thus better position ourselves to operate successfully in the current and future business environment. These four initiatives are: improving the consolidated operating margin, improving free cash flow generation, disciplined investment in growth businesses, and returning value to shareholders. Our continued actions, which include aggressively driving operating efficiencies, disciplined focus on deployment of capital, investing in those areas of our existing business with the greatest potential for growth and repurchasing stock with the intent to drive immediate shareholder value and earnings per share accretion, are significant actions toward the achievement of our four key initiatives. Our focus on operating efficiencies is evidenced by our plan announced in the third quarter to consolidate production in our U.S. research model facilities. The acquisitions during the first nine months of 2013 of Vital River in China as well as an EMD products and services provider in Singapore are examples of our focus on investing in growth businesses.
Total net sales during the third quarter of 2013 were $292.1 million, an increase of 4.8% over the same period last year. Sales increased in both of our business segments. The effect of foreign currency translation had a negative impact on sales of 0.8%. Our gross margin increased to 34.2% of net sales for the third quarter of 2013 compared to 33.5% of net sales for the third quarter of 2012, due primarily to several tax-related items that impact operating income, including the settlement of a Canadian tax audit and the effect of a tax law change in the United Kingdom, as well as favorable preclinical study mix, partially offset by the impact of accelerated depreciation in California related to our U.S. model production consolidation. Our operating income was $40.8 million for the third quarter of 2013 compared to operating income of $37.7 million for the third quarter of 2012, an increase of 8.2% due primarily to the higher sales and the increased gross margin rate, which increased due to the factors listed above. Operating margins were 14.0% for the third quarter of 2013, compared to13.5% for the third quarter of 2012.
Interest expense for the third quarter of 2013 was $2.3 million, compared to $8.5 million in the third quarter of 2012. The decrease was due mainly to lower interest rates due to the retirement of our Senior Convertible Debentures. Other income (expense), net, was $4.1 million for the three months ended September 28, 2013 compared to a loss of $0.9 million the three months ended September 29, 2012, primarily due to an increase in income from investments in limited partnerships accounted for under the equity method.
Our net income attributable to common shareholders was $30.9 million for the three months ended September 28, 2013 compared to $22.0 million for the three months ended September 29, 2012 due to higher operating earnings, lower interest expense and favorable other income, partially offset by a higher effective tax rate. Diluted earnings per share for the third quarter of 2013 were $0.64 compared to diluted earnings per share of $0.46 for the third quarter of 2012.
We report two business segments: Research Models and Services (RMS) and Preclinical Services (PCS):
Sales for our RMS segment, which represented 59.4% of net sales in the third quarter of 2013, increased 4.2% compared to the third quarter of 2012, primarily driven by the acquisition of Vital River (RMS China) and Accugenix, as well as higher sales of Endotoxin and Microbial Detection (EMD) products and services, partially offset by lower sales of legacy Research Models. The effect of foreign currency translation had a negative impact on sales of 0.9% for the quarter. The gross margin for the quarter decreased to 37.9% from 39.6% primarily due to the impact of accelerated depreciation related to our U.S. model production consolidation. The operating margin for the quarter decreased to 23.2% from 26.1% and was also negatively impacted by the accelerated depreciation, which reduced operating margin by 3.9%.
Sales for our PCS segment, which represented 40.6% of net sales in the third quarter of 2013, increased 5.8% from the third quarter of 2012, as a result of increased sales to both large biopharmaceutical and mid-tier clients, primarily as a result of continued market share gains. Foreign currency translation reduced the sales growth rate by 0.5% for the quarter. The PCS gross margin increased to 28.8% from 24.4% in the third quarter of 2013, primarily due to several tax-related items, which include the settlement of a Canadian tax audit, the effect of a tax law change in the United Kingdom, as well as to favorable study mix (i.e. a higher percentage of specialized, higher priced services). The operating margin for the quarter increased to 15.7% compared to 9.8% in the third quarter of 2012, driven by increased study volume, favorable study mix and certain tax-related items noted above.
Three Months Ended September 28, 2013 Compared to the Three Months Ended September 29, 2012
Net Sales. Net sales for the three months ended September 28, 2013 were $292.1 million, an increase of $13.4 million, or 4.8%, from $278.7 million for the three months ended September 29, 2012. Sales increased in both business segments. The effect of foreign currency translation had a negative impact on sales of 0.8%.
Research Models and Services. For the three months ended September 28, 2013, net sales for our RMS segment were $173.4 million, an increase of $6.9 million, or 4.2%, from $166.5 million for the three months ended September 29, 2012, due primarily to the acquisitions of Vital River and Accugenix, as well as higher sales of EMD products and services, partially offset by lower legacy sales of Research Models. The effect of unfavorable foreign currency translation decreased sales by 0.9%.
Preclinical Services. For the three months ended September 28, 2013, net sales for our PCS segment were $118.7 million, an increase of $6.5 million, or 5.8%, from $112.2 million for the three months ended September 29, 2012. The sales increase was a result of increased sales to both large biopharmaceutical and mid-tier clients, primarily as a result of continued market share gains and improved client demand. Foreign currency translation reduced the sales growth rate by 0.5%.
Cost of Products Sold and Services Provided. Cost of products sold and services provided during the third quarter of 2013 was $192.2 million, an increase of $6.8 million, or 3.7%, from $185.4 million during the third quarter of 2012. Cost of products sold and services provided during the three months ended September 28, 2013 was 65.8% of net sales, compared to 66.5% during the three months ended September 29, 2012.
Research Models and Services. Cost of products sold and services provided for RMS during the third quarter of 2013 was $107.7 million, an increase of $7.1 million, or 7.1%, compared to $100.6 million in 2012. Cost of products sold and services provided for the three months ended September 28, 2013 increased to 62.1% of net sales compared to 60.4% of net sales for 2012. The increase in cost as a percentage of sales was primarily due to accelerated depreciation related to our U.S. model production consolidation.
Preclinical Services. Cost of services provided for the PCS segment during the third quarter of 2013 was $84.5 million, a decrease of $0.3 million, compared to $84.8 million in 2012. Cost of services provided as a percentage of net sales was 71.2% during the three months ended September 28, 2013, compared to 75.6% for the three months ended September 29, 2012. The decrease in cost of services provided as a percentage of net sales was primarily attributable to several tax related items, including a settlement of a Canadian tax audit and the effect of a tax law change in the United Kingdom.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 28, 2013 were $54.9 million, an increase of $3.9 million, or 7.6%, from $51.0 million for the three months ended September 29, 2012. Selling, general and administrative expenses for the third quarter of 2013 were 18.8% of net sales compared to 18.3% for the third quarter of 2012.
Research Models and Services. Selling, general and administrative expenses for RMS for the third quarter of 2013 were $23.5 million, an increase of $2.6 million, or 12.4%, compared to $20.9 million in 2012. Selling, general and administrative expenses increased as a percentage of sales to 13.6% for the three months ended September 28, 2013 from 12.6% for the three months ended September 29, 2012.
Preclinical Services. Selling, general and administrative expenses for the PCS segment for the third quarter of 2013 were $13.4 million, a decrease of $0.1 million, or 0.8%, compared to $13.5 million during 2012. Selling, general and administrative expenses for the three months ended September 28, 2013 decreased to 11.2% of net sales, compared to 12.0% of net sales for the three months ended September 29, 2012.
Unallocated Corporate Overhead. Unallocated corporate overhead, which consists of various costs primarily associated with activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions, was $18.1 million during the three months ended September 28, 2013, compared to $16.7 million during the three months ended September 29, 2012. Unallocated corporate overhead as a percentage of sales remained flat at 6.0% compared to last year.
Amortization of Other Intangibles. Amortization of other intangibles for the three months ended September 28, 2013 was $4.2 million, a decrease of $0.3 million, from $4.5 million for the three months ended September 29, 2012. Amortization expense decreased as a percentage of sales to 1.4% for the three months ended September 28, 2013, from 1.6% for the three months ended September 29, 2012.
Research Models and Services. In the third quarter of 2013, amortization of other intangibles for our RMS segment was $2.0 million, an increase of $0.4 million from $1.6 million in the third quarter of 2012 due mainly to the acquisition of Vital River.
Preclinical Services. For the three months ended September 28, 2013, amortization of other intangibles for our PCS segment was $2.2 million, a decrease of $0.7 million from $2.9 million for the three months ended September 29, 2012.
Operating Income. Operating income for the three months ended September 28, 2013 was $40.8 million, an increase of $3.1 million compared to operating income of $37.7 million for the three months ended September 29, 2012. Operating income as a percentage of net sales for the three months ended September 28, 2013 was 14.0% compared to 13.5% for the three months ended September 29, 2012.
Research Models and Services. For the three months ended September 28, 2013, operating income for our RMS segment was $40.3 million, a decrease of $3.1 million, or 7.2%, from $43.4 million in 2012. Operating income as a percentage of net sales for the three months ended September 28, 2013 was 23.2%, compared to 26.1% for the three months ended September

29, 2012. The decrease in operating income as a percentage of net sales was primarily due accelerated depreciation related to our U.S. model production consolidation.
Preclinical Services. For the three months ended September 28, 2013, operating income for our PCS segment was $18.6 million, an increase of $7.6 million compared to $11.0 million for the three months ended September 29, 2012. Operating income as a percentage of net sales increased to 15.7% compared to 9.8% of net sales in 2012. The increase in operating income as a percentage of net sales was primarily attributable to several tax-related items, including the settlement of a Canadian tax audit, the effect of a tax law change in the United Kingdom and a real estate tax abatement for our PCS facility in Scotland.
Unallocated Corporate Overhead. Unallocated corporate overhead was $18.1 million during the three months ended September 28, 2013, compared to $16.7 million during the three months ended September 29, 2012. The increase in the third quarter of 2013 was primarily due to higher stock-based compensation and fringe related costs. Unallocated corporate overhead as a percentage of sales remained flat at 6.0% compared to last year.
Interest Expense. Interest expense for the third quarter of 2013 was $2.3 million, compared to $8.5 million in the third quarter of 2012. The decrease was due mainly to lower interest rates as a result of the retirement of our Senior Convertible Debentures, which resulted in the elimination of the amortization of the debt discount, as well as the reversal of accrued interest expense for our Montreal entity from the settlement of an uncertain tax position.
Interest Income. Interest income for the third quarter of 2013 was $0.1 million, compared to $0.1 million for the third quarter of 2012.
Other Income (Expense), Net. Other income (expense), net, was $4.1 million for the three months ended September 28, 2013 compared to a loss of $0.9 million the three months ended September 29, 2012 due mainly to income from our investments in limited partnerships accounted for under the equity method.
Income Taxes. Income tax expense for the three months ended September 28, 2013 was $11.4 million, an increase of $5.4 million compared to the $6.0 million for the three months ended September 29, 2012. Our effective tax rate was 26.7% in the third quarter of 2013 compared to 21.2% in the third quarter of 2012. The increase of 5.5% in the effective tax rate for the three months ended September 28, 2013 was primarily attributable to a discrete tax detriment of $2.0 million due an adjustment related to the ongoing transfer pricing controversy with the Canadian Revenue Authority and a reduction in research and development tax benefits arising from the adoption of a new refundable research and development credit provided for in a U.K tax law change that was enacted in the third quarter of 2013. Additionally, the effective rate for the three months ended September 28, 2013 reflects a favorable mix of earnings, increased benefits from Canadian SR&ED credits and increased U.S. domestic production deduction benefits. The effective tax rate for the three months ended September 29, 2012 reflects a tax benefit of $1.2 million from a settlement of the Canadian tax controversy for the SR&ED credits claimed in 2003 and 2004.

Nine Months Ended September 28, 2013 Compared to the Nine Months Ended September 29, 2012
Net Sales. Net sales for the nine months ended September 28, 2013 were $876.3 million, an increase of $26.9 million, or 3.2%, from $849.4 million for the nine months ended September 29, 2012, due to increased sales for both of our business segments. The effect of foreign currency translation had a negative impact on sales of 0.9%.
Research Models and Services. For the nine months ended September 28, 2013, net sales for our RMS segment were $534.9 million, an increase of $11.7 million, or 2.2%, from $523.2 million for the nine months ended September 29, 2012. The increase was due primarily to the acquisitions of Vital River and Accugenix, as well as higher sales of EMD products and services and Avian Vaccine Services, partially offset by lower legacy sales of Research Models and Research Model Services. The effect of unfavorable foreign currency translation decreased sales by 1.3%.
Preclinical Services. For the nine months ended September 28, 2013, net sales for our PCS segment were $341.4 million, an increase of $15.3 million, or 4.7%, from $326.1 million for the nine months ended September 29, 2012. The sales increase was a result of increased sales to both large biopharmaceutical and mid-tier clients, primarily as a result of continued market share gains. Foreign currency translation reduced the sales growth rate by 0.4%.
Cost of Products Sold and Services Provided. Cost of products sold and services provided during the nine months ended September 28, 2013 was $569.6 million, an increase of $21.3 million, or 3.9%, from $548.3 million during the nine months ended September 29, 2012. Cost of products sold and services provided during the nine months ended September 28, 2013 was 65.0% of net sales, compared to 64.6% during the nine months ended September 29, 2012.
Research Models and Services. Cost of products sold and services provided for RMS during the nine months ended September 28, 2013 was $313.0 million, an increase of $14.1 million, or 4.7%, compared to $298.9 million in 2012. Cost of products sold and services provided for the nine months ended September 28, 2013 increased to 58.5% of net sales compared to 57.1% of net sales for 2012. The increase in cost as a percentage of sales was primarily due to the impact due to accelerated depreciation related to U.S. model production consolidation as well as the impact of lower legacy sales of Research Models and Research Model Services on our fixed-cost base, partially offset by our cost savings.
Preclinical Services. Cost of services provided for the PCS segment during the nine months ended September 28, 2013 was $256.6 million, an increase of $7.1 million, compared to $249.5 million in 2012. Cost of services provided as a percentage of net sales was 75.2% during the nine months ended September 28, 2013, compared to 76.5% for the nine months ended September 29, 2012. The decrease in cost of services provided as a percentage of net sales was due primarily attributable to several tax related items which include the settlement of a Canadian tax audit and the effect of a tax law change in the United Kingdom, as well as a modest improvement in profitability for our Biopharmaceutical Services business compared to last year's challenging start.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 28, 2013 were $167.0 million, an increase of $10.1 million, or 6.4%, from $156.9 million for the nine months ended September 29, 2012. Selling, general and administrative expenses for the nine months ended September 28, 2013 were 19.1% of net sales compared to 18.5% for the nine months ended September 29, 2012.
Research Models and Services. Selling, general and administrative expenses for RMS for the nine months ended September 28, 2013 were $70.6 million, an increase of $9.2 million, or 15.0%, compared to $61.4 million in 2012. Selling, general and administrative expenses increased as a percentage of sales to 13.2% for the nine months ended September 28, 2013 from 11.7% for the nine months ended September 29, 2012 due to primarily due to an insurance settlement in the prior year.
Preclinical Services. Selling, general and administrative expenses for the PCS segment for the nine months ended September 28, 2013 were $40.4 million, a decrease of $1.4 million, or 3.3%, compared to $41.8 million during 2012. Selling, general and administrative expenses for the six months ended June 29, 2013 decreased to 11.8% of net sales, compared to 12.8% of net sales for the nine months ended September 29, 2012 due mainly to lower severance expense.
Unallocated Corporate Overhead. Unallocated corporate overhead, consisting of costs primarily associated with activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions, was $56.0 million during the nine months ended September 28, 2013, compared to $53.7 million during the nine months ended September 29, 2012. The increase was primarily due to increased personnel costs, partially offset by lower global IT costs. Unallocated corporate overhead as a percentage of sales remained flat at 6.3% compared to last year.

Amortization of Other Intangibles. Amortization of other intangibles for the nine months ended September 28, 2013 was $12.9 million, a decrease of $0.5 million, from $13.4 million for the nine months ended September 29, 2012. Amortization expense decreased as a percentage of sales to 1.5% for the nine months ended September 28, 2013, from 1.6% for the nine months ended September 29, 2012.
Research Models and Services. For the nine months ended September 28, 2013, amortization of other intangibles for our RMS segment was $6.2 million, an increase of $1.7 million from $4.5 million in the nine months ended September 29, 2012 due mainly to the acquisition of Vital River.
Preclinical Services. For the nine months ended September 28, 2013, amortization of other intangibles for our PCS segment was $6.7 million, a decrease of $2.2 million from $8.9 million for the nine months ended September 29, 2012. The decrease in amortization expense is due to intangible assets becoming fully amortized.
Operating Income. Operating income for the nine months ended September 28, 2013 was $126.8 million, a decrease of $3.9 million compared to operating income of $130.7 million for the nine months ended September 29, 2012. Operating income as a percentage of net sales for the nine months ended September 28, 2013 was 14.5% compared to 15.4% for the nine months ended September 29, 2012.
Research Models and Services. For the nine months ended September 28, 2013, operating income for our RMS segment was $145.2 million, a decrease of $13.2 million, or 8.3%, from $158.4 million in 2012. Operating income as a percentage of net sales for the nine months ended September 28, 2013 was 27.1%, compared to 30.3% for the nine months ended September 29, 2012. The decrease in operating income as a percentage of net sales was primarily due the impact due to accelerated depreciation related to our U.S. production consolidation plan as well as the impact of lower legacy sales of Research Models and Research Model Services on our fixed-cost base, partially offset by our cost savings.
Preclinical Services. For the nine months ended September 28, 2013, operating income for our PCS segment was $37.6 million, an increase of $11.6 million compared to $26.0 million for the nine months ended September 29, 2012. Operating income as a percentage of net sales increased to 11.0% compared to 8.0% of net sales in 2012. The increase in operating income as a percentage of net sales was primarily attributable to several tax related items, including the settlement of a Canadian tax audit and the effect of a tax law change in the United Kingdom and the increased profitability for our Biopharmaceutical Services business.
Unallocated Corporate Overhead. Unallocated corporate overhead was $56.0 million during the nine months ended September 28, 2013, compared to $53.7 million during the nine months ended September 29, 2012. The increase was primarily due to increased stock based compensation and fringe related costs. Unallocated corporate overhead as a percentage of sales remained flat at 6.3% compared to last year.
Interest Expense. Interest expense for the nine months ended September 28, 2013 was $18.1 million, compared to $25.0 million in the nine months ended September 29, 2012. The decrease was due mainly to lower interest rates due to the retirement of our Senior Convertible Debentures, which resulted in the elimination of the amortization of the debt discount, as well as the reversal of accrued interest expense for our Montreal entity from the settlement of an uncertain tax position.
Interest Income. Interest income for the second half of 2013 was $0.5 million, compared to $0.5 million for the same period in 2012.
Other Income (Expense), Net. Other income (expense), net, was $6.1 million for the nine months ended September 28, 2013 compared to a loss of $2.6 million for the same period in 2012. The increase was due mainly to income from our equity method affiliates.
Income Taxes. Income tax expense for the nine months ended September 28, 2013 was $29.3 million, an increase of $5.2 million compared to the $24.1 million for the nine months ended September 29, 2012. Our effective tax rate in the nine month period was 25.5% as of the third quarter of 2013 compared to 23.3% as of the third quarter of 2012. The 2.2% increase in the effective tax rate for the nine months ended September 28, 2013 was primarily attributable to a discrete tax detriment of $2.0 million due an adjustment related to the ongoing transfer pricing controversy with the Canadian Revenue Authority and a reduction in research and development tax benefits arising from the adoption of a new refundable research and development credit provided for in a U.K tax law change that was enacted in the third quarter of 2013. Additionally, discrete tax costs were recorded in the first quarter of 2013, including a tax cost of $0.7 million due to the retroactive impact of a French tax law change and a tax cost of $0.5 million related to nondeductible transaction costs incurred in 2012 for the acquisition of Vital River, which closed in the first quarter of 2013. These discrete tax costs incurred in the nine months ended September 28, 2013 were partially offset with benefits from favorable mix of earnings, increased benefits from Canadian SR&ED credits and an increase in the U.S. domestic production deduction benefits. Additionally, the effective tax rate in the first nine months of 2012 includes an unbenefitted capital loss of $0.7 million on the sale of our auction rate securities recorded in the first quarter of 2012 and a tax benefit of $1.2 million from a settlement of the Canadian tax controversy for the SR&ED credits claimed in 2003 and 2004 in the third quarter of 2012.
Liquidity and Capital Resources

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our consolidated statements of cash flows.
Our principal sources of liquidity have been our cash flow from operations, supplemented by long-term borrowings. On May 29, 2013, we amended and restated our credit agreement dated September 23, 2011 to repay loans outstanding under the previous agreement and extend the maturity date under a new $970.0 million agreement (the $970M Credit Facility). The $970M Credit Facility has a maturity date of May 2018 and provides for a $420.0 million U.S. term loan and a $550.0 million multi-currency revolving credit facility. The revolving credit facility may be drawn in U.S. Dollars, Euros, Pound Sterling, or Japanese Yen, subject to sub-limits by currency. Under specified circumstances, we have the ability to expand the term loan and/or revolving credit facility by up to $350.0 million. The U.S. term loan matures in 20 quarterly installments through May 2018. The revolving credit facility matures in May 2018 and requires no scheduled payment before this date. The interest rates on the $970M Credit Facility are variable and are based on an applicable published rate plus a spread determined by our leverage ratio.
Our $350.0 million of 2.25% Senior Convertible Debentures (the 2013 Notes) matured in June 2013 and was retired with funds provided by the $970M Credit Facility and available cash.
In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of the third quarter of 2013 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.
As of September 28, 2013, we had $11.1 million in time deposits classified as marketable securities held by non-U.S. subsidiaries.
Cash and cash equivalents totaled $130.5 million at September 28, 2013, compared to $109.7 million at December 29, 2012. The increase in cash and cash equivalents was primarily due to operating cash flow, partially offset by the repurchase of shares, the acquisition of Vital River, capital expenditures and debt repayments. At September 28, 2013, $130.5 million of cash and cash equivalents was comprised of $7.7 million held in the United States and $122.8 million held by non-U.S. subsidiaries. At December 29, 2012, $109.7 million of cash and cash equivalents was comprised of $10.7 million held in the U.S. and $99.0 million held by non-U.S. subsidiaries.
Net cash provided by operating activities for the nine months ended September 28, 2013 and September 29, 2012 was $146.6 million and $143.7 million, respectively. The increase in cash provided by operations was primarily due to the increase in net income in the nine months ended September 28, 2013 compared to the nine months ended September 29, 2012. Our days sales outstanding (DSO) increased to 54 days as of September 28, 2013 compared to 51 days as of December 29, 2012 and 52 days as of September 29, 2012. Our DSO includes deferred revenue as an offset to accounts receivable in the calculation. Our net cash provided by operating activities is impacted by timing of client payments for products and services as well as the impact of credit terms as evidenced in our DSO. A one-day increase or decrease in our DSO represents a change of approximately $3.2 million of cash provided by operating activities. Our allowance for doubtful accounts was $5.3 million as of September 28, 2013 compared to $4.3 million as of December 29, 2012.
Net cash used in investing activities for the nine months ended September 28, 2013 and September 29, 2012 was $54.3 million and $35.2 million, respectively. The acquisition of Vital River, completed in the first quarter of 2013, was the primary use of cash in investing activities. On October 4, 2013, we acquired an EMD products and service provider located in Singapore for approximately $5,000 in cash, subject to subject to certain closing adjustments. Our capital expenditures for the nine months ended September 28, 2013 were $25.3 million, of which $16.5 million was related to our RMS segment and $8.9 million to our PCS segment. For 2013, we project capital expenditures to be approximately $50.0 million. We anticipate that future capital expenditures will be funded by operating activities and our credit facility.
Net cash used in financing activities for the nine months ended September 28, 2013 and September 29, 2012 was $68.3 million and $93.0 million, respectively. For the nine months ended September 28, 2013, proceeds from exercises of employee stock options increased to $59.0 million as compared to $11.9 million in the prior year due to increased exercisable stock awards that were in the money during the period. Proceeds from long-term debt were $467.8 million for the nine months ended September 28, 2013, primarily reflecting the refinancing of our credit facility, compared to $53.1 million for the nine months ended September 29, 2012. Payments on long-term debt and revolving credit agreements were $502.2 million for the nine months ended September 28, 2013, reflecting the refinancing and retirement of our 2013 Notes, compared to $112.7 million for the nine months ended September 29, 2012. Finally, for the nine months ended September 28, 2013 and September 29, 2012, we paid $91.7 million and $45.8 million, respectively, for the purchase of treasury stock acquired through open market purchases made in reliance on Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934 pursuant to our authorized stock repurchase program. On July 30, 2013, our Board of Directors increased the stock repurchase authorization by $100.0 million to $850.0 million from $750.0 million.

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
Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $9.6 million on a pre-tax basis.
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
During the third quarter of 2013, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on client transactions and certain balance sheet items, including intercompany loans. No significant foreign currency contracts were open at quarter end.

Item 4.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company's principal executive officer and principal financial officer have concluded that, because of the material weakness existing in our internal controls over financial reporting as of December 29, 2012, the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are not effective, at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as of September 28, 2013. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
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
Based on the performance of additional procedures by management, designed to ensure the reliability of our financial reporting, including the remediation efforts outlined in Item 4 (b), we believe the consolidated financial statement included in this report as of and for the periods ended September 28, 2013 are fairly stated in all material respects.
We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may, from time to time, make changes aimed at enhancing their effectiveness to ensure that our systems evolve with our business.

(b)	Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting, other than those stated below, identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 28, 2013 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.
Subsequent Remediation Efforts
The following remediation efforts, as outlined below, were designed to address the aforementioned material weakness identified by management and to strengthen our internal control over financial reporting.
In the third quarter of 2013 management continued to perform additional procedures designed to ensure the reliability of our financial reporting. Based upon such performance, we believe the consolidated financial statements included in this report as of and for the periods ended September 28, 2013 are fairly stated in all material respects. Furthermore, in the third quarter of 2013, management (1) continued implementing appropriate changes to address segregation of duties conflicts and restricted access within the information technology used in our core business and (2) designed new controls or improved existing controls related to vendor and customer master data changes, transaction level controls and financial close controls. In addition, we have evaluated staffing levels and modified responsibilities as well as increased training to reinforce pre-established and new controls to improve our ability to detect potential misstatements in our internally prepared reports, analyses and financial records.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the quarter ended September 28, 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
June 30, 2013 to July 27, 2013	144,021	$43.99	144,021	$125,442
July 28, 2013 to August 24, 2013	724,335	$47.40	724,335	$91,106
August 25, 2013 to September 28, 2013	530,000	$46.82	530,000	$66,293
Total:	1,398,356		1,398,356
On July 30, 2013, our Board of Directors increased the stock repurchase authorization by $100.0 million to $850.0 million from $750.0 million. During the third quarter of 2013, we repurchased 1,398,356 shares of common stock for $65.5 million under our Rule 10b5-1 Purchase Plan and in open market trading.

Item 6.    Exhibits
(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed herewith.
31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed herewith.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act. Filed herewith.

101
The following materials from the Form 10-Q for the year period ended September 28, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income , (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) related notes to these Unaudited, Condensed Consolidated Interim Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
October 30, 2013	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

October 30, 2013	/s/ THOMAS F. ACKERMAN
Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer

Exhibit 31.1
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES‑OXLEY ACT OF 2002
AND RULE 13a-14(a)/15d-14(a) OF THE EXCHANGE ACT OF 1934

I, James C. Foster, Chief Executive Officer of Charles River Laboratories International, Inc. (the registrant) certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended September 28, 2013 of the registrant;

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: October 30, 2013	/s/ James C. Foster James C. Foster Chairman, President and Chief Executive Officer Charles River Laboratories International, Inc.

Exhibit 31.2
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES‑OXLEY ACT OF 2002
AND RULE 13a-14(a)/15d-14(a) OF THE EXCHANGE ACT OF 1934
I, Thomas F. Ackerman, Corporate Executive Vice President and Chief Financial Officer of Charles River Laboratories International, Inc. (the registrant) certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended September 28, 2013 of the registrant;

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: October 30, 2013	/s/ Thomas F. Ackerman Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer Charles River Laboratories International, Inc.

Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES‑OXLEY ACT OF 2002
In connection with the quarterly report on Form 10-Q for the quarter ended September 28, 2013 of Charles River Laboratories International, Inc. (the “Company”) as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, James C. Foster, Chairman, Chief Executive Officer and President of the Company, and Thomas F. Ackerman, Corporate Executive Vice President and Chief Financial Officer of the Company, each hereby certifies, to the best of his knowledge and pursuant to 18 U.S.C. Section 1350, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”); and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 30, 2013	/s/ James C. Foster James C. Foster Chairman, President and Chief Executive Officer Charles River Laboratories International, Inc.
Dated: October 30, 2013	/s/ Thomas F. Ackerman Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer Charles River Laboratories International, Inc.
This certification shall not be deemed “filed” for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.