Form 10-K
period 2013-12-28
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2014-02-25
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On June 29, 2013, the aggregate market value of the Registrant's voting common stock held by non-affiliates of the Registrant was approximately $2,012,149,235. As of February 16, 2014, there were 47,659,400 shares of the Registrant's common stock outstanding, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders scheduled to be held on May 6, 2014, which will be filed with the Securities and Exchange Commission not later than 120 days after December 28, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2013 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business

General
This Annual Report on Form 10-K contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on our current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: the pursuit of our initiatives to optimize returns for shareholders, including efforts to improve our operating margins, improve free cash flow, invest in growth businesses and return value to shareholders; goodwill and asset impairments still under review; future demand for drug discovery and development products and services, and in particular non-regulated discovery, including the outsourcing of these services and spending trends by our clients; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with leading pharmaceutical companies and opportunities for future similar arrangements; changes in the composition or level of our revenues; our cost structure; the impact of acquisitions and dispositions; our expectations with respect to sales growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure) including gains and losses attributable to businesses we plan to close, consolidate or divest; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our cash flow and liquidity. In addition, these statements include the impact of economic and market conditions on our clients; the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis and our ability to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K under the section entitled “Our Strategy,” the section entitled “Risks Related to Our Business and Industry,” the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

Corporate History
We began operating in 1947 and since then, we have undergone several changes to our business structure. Charles River Laboratories International, Inc. was incorporated in 1994 and in 2000 we completed our initial public offering. Our stock is traded on the New York Stock Exchange under the symbol “CRL” and is included in the Standard & Poor's MidCap 400 and Composite 1500 indices, the Dow Jones US Biotechnology Index, the NYSE Composite and Healthcare Sector indices, and many of the Russell indices, among others. We are headquartered in Wilmington, Massachusetts. Our headquarters mailing address is 251 Ballardvale Street, Wilmington, MA, 01887, and the telephone number at that location is (781) 222-6000. Our Internet site is www.criver.com. Material contained on our Internet site is not incorporated by reference into this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Charles River,” “we,” “us” or “our” refer to Charles River Laboratories International, Inc. and its subsidiaries.
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
For over 65 years, we have been in the business of providing the research models required in research and development of new drugs, devices and therapies. Over this time, we have built upon our core competency of in vivo biology to develop a diverse and expanding portfolio of products and services. Our client base includes global pharmaceutical companies, biotechnology companies, government agencies and leading hospitals and academic institutions around the world. We currently operate approximately 68 facilities in 16 countries worldwide. Our products and services, supported by our global infrastructure and deep scientific expertise, enable our clients to meet many of the challenges of early-stage life sciences research. In 2013, our net sales from continuing operations were $1.2 billion and our operating income from continuing operations was $151.4 million.
We have two reporting segments: Research Models and Services (RMS) and Preclinical Services (PCS).
Through our RMS segment, we have been supplying research models to the drug development industry since 1947. With over 150 different strains, we continue to maintain our position as the global leader in the production and sale of the most widely used rodent research model strains, principally genetically and microbiologically defined purpose-bred rats and mice. We also provide a variety of related services that are designed to assist our clients in supporting the use of research models in drug discovery and development. With multiple facilities located on three continents (North America, Europe and Asia), we maintain production centers, including barrier rooms and/or isolator facilities. In 2013, RMS accounted for 60.7% of our total net sales from continuing operations and approximately 52% of our employees, including approximately 108 science professionals with advanced scientific degrees.

Our PCS business segment provides services that enable our clients to outsource their critical, regulatory-required safety assessment and related drug development activities to us. The demand for these services has historically been driven by the needs of large global pharmaceutical companies that exceeded their internal capacity and by the needs of biotechnology companies who traditionally outsourced all of their development programs. Global pharmaceutical and biotechnology companies choose to outsource their development activities because a significant investment in personnel, facilities and other capital resources is required to efficiently and effectively conduct these required scientific studies. Outsourcing allows them to focus on their core competencies of innovation, early drug discovery, promotion and market distribution.
We are one of the two largest providers of preclinical (including both discovery and development) services worldwide and offer particular expertise in the design, execution and reporting of safety assessment studies, especially those dealing with large molecule (biologics) and other innovative therapies. We currently provide preclinical services at multiple facilities located in the United States, Canada, and Europe. Our PCS segment represented 39.3% of our total net sales from continuing operations in 2013 and employed 44% of our employees including approximately 365 science professionals with advanced scientific degrees.

We provide discovery services in both our RMS and PCS business segments. The biopharmaceutical industry continues to reduce infrastructure and search for more efficient and cost-effective models of drug discovery and development. In particular, large pharmaceutical and biotechnology companies are outsourcing drug discovery research, an area they historically considered a core competency. These services, which are generally non-regulated, are used by sponsors to screen molecules and make earlier “go-no go” decisions as to which molecules should be selected for continued investment.
In recent years, we have focused our efforts on unifying our businesses and improving the efficiency of our global operations to enhance our ability to support our key clients. Our key pharmaceutical and biotechnology clients are increasingly seeking full service, “one-stop” global partners to whom they can outsource more of their drug discovery and development efforts. It is estimated that the market for regulated safety assessment services is approximately 40% to 50% outsourced, while emerging growth areas such as in vivo discovery and certain research model services are currently believed to be less outsourced.
Research Models and Services (RMS). Our RMS segment is comprised of (1) Research Models, (2) Research Model Services and (3) Endotoxin and Microbial Detection.
Research Models. Our Research Models business is comprised of the production and sale of research models and avian vaccine services.
Research Models. A significant portion of this business is comprised of the commercial production and sale of research models, principally purpose-bred rats and mice for use by researchers. We provide our rodent models to numerous clients around the world, including most pharmaceutical companies, a broad range of biotechnology companies, many government agencies, and leading hospitals and academic institutions. We have a global footprint with production facilities strategically located in 8 countries, in close proximity to our clients. Our research models include both standard strains and disease models such as those with compromised immune systems, which are in demand as early-stage research tools. The United States Food and Drug Administration (FDA) and foreign regulatory bodies typically require that the safety and efficacy of new drug candidates be tested on research models like ours prior to testing in humans. As a result, our research models are an essential part of the drug discovery and development process.
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
Our research models include:

•	outbred, which are purposefully bred for heterogeneity;

•	inbred, which are bred to be genetically identical;

•	spontaneous mutant, which contain a naturally occurring genetic mutation (such as immune deficiency);

•	hybrid, which are the offspring of two different inbred parents; and

•	other genetically modified research models, including knock-out models with one or more disabled genes and transgenic models.
Certain of our research models are proprietary, disease-specific mouse and rat models used to find new treatments for diseases such as diabetes, obesity, cardiovascular and kidney disease. We are presently focusing our disease model program on five areas of research: oncology, central nervous system, metabolic, cardiovascular and renal diseases.
We are also a premier provider of high quality, purpose bred, specific-pathogen-free (SPF) large research models to the biomedical research community.
Avian Vaccine Services We are the global leader for the supply of SPF fertile chicken eggs and chickens. SPF chicken embryos are used by animal health companies as self-contained “bioreactors” for the manufacture of live viruses. These viruses are used as a raw material primarily in poultry as well as human and veterinary vaccine applications. The production of SPF eggs is performed under biosecure conditions, similar in many ways to our research model production. We have a worldwide presence, with several SPF egg production facilities in the United States, contracted production capabilities in Hungary, and franchise operations in India. We also operate a specialized avian laboratory in the United States, which provides in-house quality control testing of the SPF flocks, offers testing services to vaccine companies and commercial poultry operations, and manufactures poultry diagnostics and bulk antigens for poultry vaccines.

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
Insourcing Solutions (IS). We manage research operations (including recruitment, training, staffing and management services) for government entities, academic organizations and commercial clients. Research institutions prefer to outsource staffing and management while retaining certain elements of their research in-house thus driving demand for our services. We believe that our expertise in in vivo biology, and in particular research model care, scientific and technical support, facility operations, and discovery and development services, enhances the productivity and quality of our clients' research programs.
Discovery Research Services (DRS).   DRS represents the earliest stages of research in the life sciences, directed at the identification, screening and selection of a lead compound for future drug development. DRS activities typically extend anywhere from 4-6 years in conventional pharmaceutical research and development timelines. We offer research and development expertise, capabilities, and services globally to accelerate our clients' drug discovery pipelines from lead generation to candidate selection.  We complement clients' capabilities and expertise to improve their decision-making, increase their flexibility, and reduce their internal costs and product development timelines. We support a variety of therapeutic areas including oncology, CNS, bone and muscoskeletal, inflammation, metabolic diseases, respiratory, cardiovascular and ophthalmology.   In addition, we provide in vitro and in vivo assays in support of lead optimization to candidate selection activities.  Examples of this include early pharmacokinetic and pharmocodynamic studies and in vitro and in vivo assays to assess mechanism, bioavailability, metabolism, and safety pharmacology.  As we look forward, we believe there are emerging opportunities to assist our clients in a variety of drug discovery applications and platforms from target validation to candidate selection. Sites that perform only discovery research services are reported in our RMS segment.
Research Animal Diagnostic Services (RADS). We monitor and analyze the health profiles of the research models and cell lines of our clients. We developed this capability internally by building upon the scientific foundation created by the diagnostic needs of our research model business. We are able to serve as our clients' sole-source testing laboratory, or as an alternative source supporting our clients internal laboratory capabilities . We believe we are the reference laboratory of choice for health testing of laboratory research models and an industry leader in the field of animal diagnostics. We also offer non-GLP biomarker assay platforms and services to support early stage discovery studies. Across these platforms, we can provide both standard as well as customized biomarker testing, including serum and urine chemistries.
Endotoxin and Microbial Detection (EMD) (f/k/a In Vitro). Our EMD business provides non-animal, or in vitro, methods for lot release testing of medical devices and injectable drugs for endotoxin contamination. Our Accugenix subsidiary provides state-of-the-art microbial identification services for manufacturing in the biopharmaceutical, medical device, nutraceutical and consumer care industries.
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
The growth in our EMD business is driven by our FDA approved line of next-generation endotoxin testing products, which are based on the Endosafe Portable Testing System (Endosafe®-PTS™) technology that allows rapid endotoxin testing in the central laboratory or manufacturing environment. In recent years, we expanded the PTS product portfolio to include a multiple sample testing system known as the Endosafe®-MCS™ (multi cartridge system) to satisfy the demand of our clients who have higher volumes of tests to perform. We anticipate our clients' demand for rapid methods of testing will increase as they respond to the FDA's Process Analytical Technology (PAT) Initiative. In 2012, we introduced the first fully automated robotic system developed specifically for high-volume endotoxin testing, Endosafe®-Nexus™, which we launched in 2013. We expect to see expanded use of this rapid endotoxin testing technology in non-traditional areas such as renal dialysis, nuclear and compounding pharmacies, and cellular therapy.
Our Accugenix subsidiary is the premier global provider of cGMP- compliant contract microbial identification testing. Accugenix is an acknowledged industry leader in species-level identification and strain typing of bacteria and fungi that are recovered from manufacturing facilities. Utilizing state-of-the-art and proprietary in vitro technologies, coupled with scientific expertise and analysis, Accugenix excels in providing accurate, timely and cost-effective microbial identification services required to meet internal quality standards and government regulations.

Preclinical Services (PCS)
We currently offer preclinical services, both regulated and non-regulated, in which we include both in vivo and in vitro studies, supporting laboratory services, and strategic preclinical consulting and program management to support product development. Sites that perform a variety of services in addition to discovery research services are reported in our PCS segment.
Safety Assessment. We offer a full range of preclinical studies required for regulatory submission on a global basis.
Bioanalysis, Pharmacokinetics, and Drug Metabolism. In support of preclinical drug safety testing, our clients are required to demonstrate appropriate exposure, stability in the collected sample, kinetics of their drug or compound in circulation, the presence of metabolites, and, with biologics, the presence or absence of anti-drug antibodies. We have scientific depth in the sophisticated bioanalytical techniques required to satisfy these requirements for a number of drug classes. After performing sample analysis in support of preclinical studies, we have the opportunity to capture the benefits of bridging the preclinical bioanalysis with subsequent clinical development. Once the analysis is complete, our scientists evaluate the data to provide information on the pharmacokinetics and/or toxicokinetics of the drug, and complete an evaluation of the distribution of the drug or metabolites. Pharmacokinetics refers to understanding what the body does to a drug or compound once administered, including the process by which the drug is absorbed, distributed in the body, metabolized, and excreted (ADME); toxicokinetics refers to the same understanding as applied at higher doses that may result in adverse effects. These studies are required for the full preclinical assessment of the disposition of the drug and the results are used in the final preclinical safety evaluation of the compound.
Toxicology. Toxicology is one of our core preclinical competencies and a competitive strength. We have expertise in the design and execution of development programs in support of both traditional, “small molecule” pharmaceuticals and biotechnology-derived pharmaceuticals. Once a lead molecule is selected, toxicology studies are required to support clinical trials in humans. These toxicology studies focus on assessing the safety of the molecule to determine if administration of the molecules to humans might cause any unintended harmful effects. These studies are typically performed in research models to identify any potential adverse effects that a compound has on an organism over a variety of doses and over various time periods. Our toxicology services feature:

•
all the standard protocols for general toxicity testing (genotoxicity, safety pharmacology, acute, sub-acute, chronic toxicity and carcinogenicity bioassays) required for regulatory submissions supporting “first-in-human” to “first-to-the-market” strategies;

•
expertise in specialty routes of administration and modes of administration (e.g., infusion, intravitreal, intrathecal, and inhalation), which are important not only for the testing of potential pharmaceuticals and biopharmaceuticals, but also for the safety testing of medical devices, industrial chemicals, food additives, agrochemicals, biocides, nutraceuticals, animal health products and other materials;

•	expertise in the conduct and assessment of reproductive and developmental toxicology studies (in support of larger scale and later-stage human clinical trials);

•	services in important specialty areas such as ocular, bone, juvenile/neonatal, immuno-toxicity, photobiology and dermal testing;

•	expertise in all major therapeutic areas;

•	study design and strategic advice to our clients based on our wealth of experience and scientific expertise in support of drug development; and

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
Pathology Services. The ability to identify and characterize clinical and anatomic pathologic changes is critical in determining the safety of potential new therapeutics. Key “go/no-go” decisions regarding continued product development are typically dependent on the identification, characterization and evaluation of gross and microscopic pathology changes that our experts identify and interpret for our clients. We employ a large number of highly trained veterinary anatomic and clinical pathologists and other scientists who use state-of-the-art techniques to identify potential test article-related changes within tissues, fluids and cells. In addition to all standard anatomic and clinical pathology techniques, we provide specialized evaluations such as immunohistochemistry evaluations that are often required in the development of monoclonal antibodies.
Biologics Testing Solutions (f/k/a Biopharmaceutical Services). We perform specialized testing of biologics and devices frequently outsourced by global pharmaceutical and biotechnology companies. Our laboratories in the United States, Germany, Scotland and Ireland provide timely and compliant molecular biology, virology, bioanalysis, immunochemistry, microbiology and related services. We confirm that biological processes and the drug candidates produced are consistent, correctly defined, stable and essentially contaminant free. This testing is required by the FDA and other international regulatory authorities for our clients to obtain new drug approvals, to maintain government licensed manufacturing facilities and to release approved therapeutic products for patient treatment.
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

Integrated Early-Stage Portfolio. We are the only large, global contract research organization (CRO) with a portfolio of products, services, and solutions that focuses almost exclusively on early-stage drug discovery and preclinical development. We provide research models and associated services, discovery research studies and services, and comprehensive safety assessment and toxicology studies in both regulated and non-regulated environments. As such, we are able to collaborate with clients from early lead generation through candidate selection. When critical decisions are made regarding which therapies will progress or remain in development, we continue to work alongside them as the drug candidates move downstream through the preclinical development process and post-candidate selection. Our recognized expertise in in vivo biology and pharmacology provides us with a competitive advantage. We understand our clients' therapies, and the challenges they face during the discovery and development process, including mechanism of action, efficacy, drug metabolism and safety assessment and toxicological testing critical for making “go/no-go” decisions.
Deep Scientific Expertise. We provide a breadth and depth of scientific expertise which may be too costly for our clients to build and/or maintain in-house. We provide essential capabilities that our clients demand but are not perceived as strategic differentiators for their businesses. These include biomarkers, biologics, pharmacology, immunology, pathology and other specialty areas that have high infrastructure costs or are cost-prohibitive for clients to maintain in-house. We continue to increase our portfolio in key therapeutic and pharmacology areas to align with our clients' internal drug discovery and development areas of focus. These areas of focus and expertise include oncology, metabolism and obesity, immunology, respiratory, bone and musculoskeletal, diabetes, cardiovascular, infectious disease and central nervous system.
Commitment to Animal Welfare. We are committed to being the worldwide leader in the humane care of laboratory animals. As animal caregivers and researchers, we are responsible to our clients and the public for the health and well-being of the animals in our care. We work hand-in-hand with the scientific community to understand how living conditions, handling procedures and reduction of stress play an important role in the quality and efficiency of research.
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
Flexible and Customized Environment to Provide the Right Solutions. All of our clients are different. Each has unique needs and specific requirements. We understand the importance of flexibility and we can deliver customized work based upon the breadth and depth of our capabilities, expertise and services. We help clients improve their workload and staffing requirements by drawing upon the higher utilization and streamlined efficiencies of our facilities. This allows our clients to reduce internal capacity and/or staff. We leverage the expertise embedded in our integrated early-stage portfolio to provide customized solutions tailored to fit the specific need or therapeutic area for a particular client. We provide enhanced value to clients who use us as a full-service integrated partner over a longer period of time.
Large, Global Partner. We believe there is a particular advantage in being a full service, high-quality provider of discovery and preclinical in vivo products and services on a global scale. Many of our clients, especially large biopharmaceutical companies, have decided to limit the number of suppliers with which they work. Their preference is to partner with Tier 1 CROs who can bring experience in project management to a portfolio of projects. Large CROs, like Charles River, can present clients with access to greater value through economies of scale and scope. This includes extensive scientific, technical and therapeutic area expertise, real-time access to data through secure portals, a global footprint, and streamlined and simplified processes and communications including professional project and relationship management. We are focused on leveraging our competitive advantages to ensure we are recognized as the premier preferred provider by building and expanding broader and deeper long-term strategic relationships with our clients.
Global biopharmaceutical companies are continuing to make the decision to outsource more significant tranches of their drug discovery and development processes. For example, over the past few years we have entered into strategic relationships with leading global pharmaceutical companies and we have expanded existing preferred provider agreements with other leading global pharmaceutical companies. For some of these partners, we provide a broad suite of our research models and preclinical services and for others we provide a customized and select array of preclinical services and /or research models. Utilizing our capabilities enables our clients to create a flexible research platform to deliver innovative health solutions.
We believe it is critical to participate in that process now, because these relationships are likely to extend for lengthy periods of time, from three to five years. Furthermore, both the client and the CRO invest heavily in the initial phases of the relationship to successfully transfer work streams and establish governance processes. Given this investment, clients are less likely to change CROs at the conclusion of the initial relationship. Our goal is to prevail in the majority of these opportunities. To do this, we are positioning ourselves as the preferred partner for outsourced early-stage drug discovery and development products and services.

We developed this strategy and focus in recognition of our clients' needs. Biopharmaceutical companies continue to face increasing pressure to innovate and to better manage their pipelines. Accordingly, our clients have reduced their infrastructure while simultaneously they search for improved ways to identify and develop innovative new therapies. Clients are reducing historical fixed costs in favor of a more flexible business model, with an aim to accelerate their discovery and development activities. As a consequence, our pharmaceutical and biotechnology clients have been looking to outsource these services to high quality, full-service providers like us. Our business prospects are driven primarily by this trend towards the virtualization and externalization of our clients through partnering and outsourcing. Client spending is not just influenced by the levels of research and development at these pharmaceutical and biotechnology companies, but also by spending of all the sponsors including federal and state governments and other non-profit organizations. By providing clients with an outsourced suite of robust services from drug discovery to post-IND, we allow them to concentrate their internal expertise and resources on areas that provide true differentiation and advance their pipelines. This creates opportunities for us to help optimize our clients' pipelines and be a true partner in accelerating their drug discovery and development process.
In recent years, the pharmaceutical and biotechnology industries have faced a collection of challenges. This involves scientific, public-perception, economic and regulatory challenges that all have negatively affected demand (and pricing) for outsourced discovery and preclinical development services. These challenges included:

•	patent expirations of “blockbuster” therapies;

•
intensified actions designed to reduce costs and improve research and development innovation and productivity, including cost-cutting, workforce reductions, rationalization of capacity and other efficiency initiatives;

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
We believe that this changing environment will provide enhanced outsourcing opportunities for us in the future. We remain optimistic that our clients are increasingly receptive to partnering with CROs as a means to meeting their discovery program needs. With the stabilization of factors addressed above, as well as the successful launch of new therapies and the need to advance early-stage pipelines, we believe outsourcing by the pharmaceutical industry will continue to be a positive driver.
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
To address the challenging market conditions that have persisted over the last few years, we have taken significant steps to better support our clients, identify new strategies to enhance client satisfaction, improve operating efficiency, and generally strengthen our business model:

•
Our sales force is aligned to enhance our ability to support our clients and to focus on three particular client segments: global biopharmaceutical companies, mid-tier biopharmaceutical companies, and academic/government institutions.

•
Our PCS business is also aligned along functional lines to continue the process of standardizing and harmonizing our procedures. This has enabled clients to place work with us at multiple locations with the knowledge that procedures are consistently performed and data delivered in standard formats.

•
In 2011, we integrated our businesses by unifying each of RMS and PCS globally. We did this to strengthen the linkage between the businesses, which enables us to offer clients more seamless access to our broad portfolio and scientific expertise. Most recently in late 2013, we announced a number of organizational changes designed to continue to improve our operating efficiency across our global portfolio and to enhance our ability to meet the needs of our clients.

•
Dr. Jorg Geller, previously Corporate Executive Vice President and President, European & Asian Operations, is now directly overseeing a global initiative to enhance efficiency and drive increased productivity across all of our businesses worldwide. In his new role of Corporate Executive Vice President, Global Productivity and Efficiency, Dr. Geller leads a cross-functional team of our staff and business-unit leaders tasked with the critical initiative to drive increased productivity and efficiency at an accelerated pace.

•
In conjunction with Dr. Geller assuming this new role, Dr. Davide Molho, previously Corporate Executive Vice President and President, North American Operations, has assumed a broader range of responsibilities with global oversight of the RMS and PCS businesses. In his revised role of Corporate Executive Vice President and President, Global Research Models & Services and Preclinical Services Operations, Dr. Molho

is responsible for transitioning from the unified, regional business alignment, which was implemented in 2011, to a more fully integrated, global organizational structure across North America, Europe and Asia.

In addition to these actions, over the past few years we have taken decisive actions to reduce costs and improve operating efficiency, such as Lean Six Sigma, the Profit Improvement Program and enhanced focus on procurement, general and administrative expenses and operations. These actions were designed to streamline and optimize our operating processes and infrastructure to allow us to support our clients more efficiently and at a lower cost. We have an intensified focus on four key initiatives designed to allow us to drive profitable growth and maximize value for shareholders, and thus better position ourselves to operate successfully in the current and future business environment. We have continued to make progress in 2013 on these key initiatives which include (1) improving our consolidated operating margin, (2) improving our free cash flow generation, (3) investing in those businesses with the greatest potential for growth and (4) returning value to shareholders.

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
This strategy may include geographic as well as strategic expansion of existing core services. For example, in January 2013, we acquired 75% ownership of Vital River, the premier commercial provider of research models and related services in China. As a result of this acquisition, we now provide more of our high-quality research models and associated services to emerging Asian markets for drug discovery and development. Our strategy also includes strengthening the depth and expanding the breadth of our core capabilities and services in a related or adjacent business, such as the Accugenix acquisition in 2012.
We are also partnering with a limited number of venture capital firms investing in life sciences, health care and technology companies with an emphasis on early stage emerging growth companies.  Through these partnerships and leveraging our core competencies, we are able to promote contract research services for discovery and preclinical services to these companies.  This offers us the opportunity to establish ourselves as a provider of choice for a unique client group which has emerged as biopharmaceutical companies rationalize and prioritize their development pipelines.
Customers
We maintain a three-pronged sales organization with a focus on:

•	global biopharmaceutical companies;

•	small and mid-sized pharmaceutical companies and biotechnology companies; and

•	academic and government institutions.

Our clients continue to consist primarily of all of the major pharmaceutical companies, many biotechnology companies, contract research organizations, agricultural and chemical companies, life science companies, veterinary medicine companies, contract manufacturing organizations, medical device companies, diagnostic and other commercial entities, as well as leading hospitals, academic institutions, and government agencies. We have stable, long-term relationships with many of our clients. During 2013, no single commercial client accounted for more than 5% of our total net sales.

We continue to pursue a goal of expanding our relationships with our large biopharmaceutical clients, and with many of our larger mid-tier clients. These relationships take different forms, from preferred provider arrangements to strategic partnerships. These structured relationships incentivize clients to purchase more products and services across our early-stage portfolio, and in total, the strategic relationships in which we are now engaged represent slightly more than 25% of our total revenues. This provides us with better visibility than in the past, and because of the strength of these relationships, better insight into our clients' planning processes. For information regarding net sales and long-lived assets attributable to both of our business segments for the last three fiscal years, please see Note 11 included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. For information regarding net sales and long-lived assets attributable to operations in the United

States, Europe, Canada, Japan and other countries for each of the last three fiscal years, please review Note 11 included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

Sales, Marketing and Customer Support
We have designated dedicated sales people for each of our three client segments (i.e. global biopharmaceutical, small and mid-sized pharmaceutical and biotechnology companies, and academic and government institutions). This enhances our ability to meet client needs by offering customized, tailored solutions across our entire portfolio. In addition, our mid-market pharmaceutical and biotechnology clients benefit by additional support from a combination of account managers with broad portfolio knowledge and specialists with specific scientific expertise. This allows us to provide comprehensive coverage of all of the market segments among our diverse client population.
We sell our products and services principally through our direct sales force and account management teams who work in North America, Europe and the Asia-Pacific countries. In addition to interactions with our direct sales force, our primary promotional activities include organizing scientific symposia, publishing scientific papers and newsletters, webinars and making presentations at, and participating in, scientific conferences and trade shows in North America, Europe and Asia. We supplement these scientifically based marketing activities with internet-based marketing, advertising and direct mail. In certain areas, our direct sales force is supplemented by international distributors and agents, particularly with respect to our EMD and Biologics Testing Solutions businesses.
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

Industry Support and Animal Welfare
One of our core values is a concern for, and commitment to, animal welfare. We have been in the forefront of animal welfare improvements in our industry, and continue to show our commitment with special recognition programs for employees who demonstrate an extraordinary commitment in this critical aspect of our business. We created our own Humane Care Initiative, which is directed by our Animal Welfare and Training Group. The goal of the initiative is to assure that we continue as a worldwide leader in the humane care of laboratory animals. Laboratory animals are an important resource that further our knowledge of living systems and contribute to the discovery of life-saving drugs and procedures. We work hand-in-hand with the scientific community to understand how living conditions, handling procedures and stress play a role in the quality and efficiency of research. As animal caregivers and researchers, we are responsible to our clients and the public for the health and well-being of the animals in our care.
We are firmly committed to the 3Rs (Replacement, Reduction, and Refinement) and help to reduce the number of animals used by emphasizing health and genetic integrity to decrease study data variability. We also partner with customers to develop study designs decreasing the number of animals needed and suggesting pilot studies where appropriate.
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

Employees
As of December 28, 2013, we had approximately 7,700 employees (including approximately 660 professionals with advanced scientific degrees, including Ph.D.s, D.V.M.s, and M.D.s). Our employees are not unionized in the United States, although employees are unionized at some of our European facilities, consistent with local customs for our industry. We believe we have good relationships with our employees, based on a number of factors including employee retention and employee surveys.

Backlog
Our backlog for our PCS business segment from continuing operations was $213.8 million at December 28, 2013, as compared to $213.9 million at December 29, 2012. Our preclinical services are performed over varying durations, from short to extended periods of time, which may be as long as several years. We maintain an order backlog to track anticipated revenue from studies and projects that either have not started, but are anticipated to begin in the near future, or are in process and have not been completed. We only recognize a study or project in backlog after we have received written evidence of a client's intention to proceed. We do not recognize verbal orders as backlog. Canceled studies or projects are removed from backlog. We do not report backlog for our RMS business segment because turnaround time from order placement to fulfillment, both for products and services, is rapid.
We believe our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, studies vary in duration (i.e., some studies that are included in 2013 backlog may be completed in 2014, while others may be completed in later years). Second, the scope of studies may change, which may either increase or decrease their value. Third, studies included in backlog may be subject to bonus or penalty payments. Fourth, studies may be terminated or delayed at any time by the client or regulatory authorities for a number of reasons, including the failure of a drug to satisfy safety and efficacy requirements or a sponsor making a strategic decision that a study or service is no longer necessary. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study has been made. We cannot provide any assurance that we will be able to realize all or most of the net revenues included in backlog or estimate the portion to be filled in the current year.

Regulatory Matters
As our business operates in a number of distinct operating environments and in a variety of locations worldwide, we are subject to numerous, and sometimes overlapping, regulatory environments.
The Animal Welfare Act (AWA) governs the care and use of certain species of animals used for research in the United States other than laboratory rats, mice and chickens. As a result, most of our U.S. small animal research models activities and our avian vaccine services operations are not subject to regulation under the AWA. For regulated species, the AWA and the associated Animal Care regulations require producers and users of regulated species to provide veterinary care and to utilize specific husbandry practices such as cage size, shipping conditions, sanitation and, for certain species, environmental enrichment to assure the welfare of these animals. Separately, facilities using live vertebrate animals in research funded by the U.S. Public Health Service (PHS) must also adhere to the PHS Policy on Humane Care and Use of Laboratory Animals and follow the Guide for the Care and Use of Laboratory Animals produced by the Institute for Laboratory Animal Research (ILAR).

We comply with licensing and registration requirement standards set by the United States Department of Agriculture (USDA) and similar agencies in other countries such as the European Union, China, Japan and Canada for the care and use of regulated species. Our animal production facilities in the U.S. and Canada and our preclinical facilities in the U.S. and Canada are accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International (AAALAC), a private, nonprofit, international organization that promotes the humane treatment of animals in science through voluntary accreditation and assessment programs.
Our import and export of animals and our operations in foreign countries are subject to international agreements and conventions, as well as a variety of national, regional, and local laws and regulations, which establish the standards for the humane treatment, care, handling and transport of animals by dealers and research facilities.
We conduct nonclinical safety assessment studies to support the submissions for approval or licensing of our clients' products throughout the world. Many of these studies must comply with national statutory or regulatory requirements for Good Laboratory Practice (GLP). GLP regulations describe a quality system for the organizational process and the conditions under which nonclinical studies are planned, performed, monitored, recorded, reported and archived. GLP compliance is required by such regulatory agencies as the FDA, United States Environmental Protection Agency, European Medicines Agency (EMA), Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom, Health Canada and other similar agencies in the countries we operate. GLP requirements are significantly harmonized throughout the world and our laboratories are capable of conducting studies in compliance with all necessary requirements.
Our manufacturing businesses produce endotoxin test kits, reagents, cell banks used in research and biopharmaceutical production, clinical trial vaccines and vaccine support products. Additionally, several of our laboratories conduct identity, stability and potency testing in support of our clients' manufacturing programs. These activities are subject to regulation by the FDA and other national regulatory agencies under their respective current Good Manufacturing Practice (cGMP) regulations. These regulations require that we manufacture our products or perform testing in a prescribed manner with respect to cGMP compliance, and maintain records of our manufacturing, testing and control activities. In addition, the specific activities of some of our businesses require us to hold specialized licenses for the manufacture, distribution and/or marketing of particular products
All of our sites are subject to licensing and regulation under national, regional and local laws relating to the surface and air transportation of laboratory specimens, the handling, storage and disposal of laboratory specimens, hazardous waste and radioactive materials, and the safety and health of laboratory employees.
To ensure that all business sectors comply with applicable statutory and regulatory requirements and satisfy our client expectations for quality and regulatory compliance, we established a corporate regulatory affairs and compliance organization that oversees our corporate quality system and conducts regular audits of our quality assurance functions. To assure these compliance obligations, we established quality assurance units (QAU) in each of our nonclinical laboratories. The QAUs operate independently from those individuals that direct and conduct studies.

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

Corporate Governance
We are committed to operating our business with integrity and accountability. We strive to meet or exceed all of the corporate governance standards established by the New York Stock Exchange, the Securities and Exchange Commission, and the Federal government as implemented by the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Eight of the nine members of our Board of Directors are independent and have no significant financial, business or personal ties to us or management and all of our board committees (with the exception of our Executive Committee and our Strategic Planning and Capital Allocation Committee) are composed entirely of independent directors. The Board adheres to our Corporate Governance Guidelines and a Code of Business Conduct and Ethics which has been communicated to employees and posted on our website. We are diligent in complying with established accounting principles and are committed to providing financial information that is transparent, timely and accurate. We have a Related Person Transactions Policy designed to promote the timely identification of such transactions and to ensure we give appropriate consideration to any real or perceived conflicts in our commercial arrangements. We have a global process through which employees, either directly or anonymously, can notify management (and the Audit Committee of the Board of Directors) of alleged accounting and auditing concerns or violations including fraud. Our internal Disclosure Committee meets regularly and operates pursuant to formal disclosure procedures and guidelines which help to ensure that our public disclosures are accurate and timely. Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Related Person Transactions Policy are available on our website at www.criver.com under the “Investor Relations-Corporate Governance” caption.

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
Over the past decade, pharmaceutical and biotechnology companies have generally increased their outsourcing of preclinical research support activities. While many industry analysts expect the outsourcing trend to continue to increase for the next several years (although with different growth rates for different phases of drug discovery and development), decreases in preclinical outsourcing activity may result in a diminished growth rate in the sales of any one or more of our service lines and may adversely affect our financial condition and results of operations. For additional discussion of the factors that we believe have recently been influencing outsourcing demand from our clients, please see the section entitled “Our Strategy” included elsewhere in this Form 10-K. Furthermore, our client contracts are generally terminable on little or no notice. Termination of a large contract or multiple contracts could adversely affect our sales and profitability. Our operations and financial results could be significantly affected by these risks.
A reduction in research and development budgets at pharmaceutical and biotechnology companies may adversely affect our business.
Our clients include researchers at pharmaceutical and biotechnology companies. Our ability to continue to grow and win new business is dependent in large part upon the ability and willingness of the pharmaceutical and biotechnology industries to continue to spend on molecules in the preclinical phase of research and development and to outsource the products and services we provide. Fluctuations in the expenditure amounts in each phase of the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities (including available resources of our biotechnology clients, particularly those that are cash-negative, who may be highly focused on rationing their liquid assets in a challenging funding environment), general economic conditions and institutional budgetary policies. Our business could be adversely affected by any significant decrease in drug research and development expenditures by pharmaceutical and biotechnology companies, as well as by academic institutions, government laboratories or private foundations. In particular, studies in recent years have indicated that a majority of academic researchers are anticipating reductions in their budgets. Similarly, economic factors and industry trends that affect our clients in these industries, also affect their research and development budgets and, consequentially, our business as well. The economic downturn has also negatively affected us to the extent that the spending by our global pharmaceutical clients has been directed towards their therapies in late-stage clinical rather than early-stage preclinical development as they work to replenish drug pipelines to offset the effect of patent expirations on sales. Furthermore, our clients (particularly larger biopharmaceutical companies) continue to search for ways to maximize the return on their investments with a focus on leaner research and development costs per drug candidate. For additional discussion of the factors that we believe have recently been influencing research and development budgets at our clients, please see the sections entitled “Our Strategy” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

A reduction or delay in government funding of research and development may adversely affect our business.
A portion of net sales in our RMS segment is derived from clients at academic institutions and research laboratories whose funding is partially dependent on both the level and timing of funding from government sources such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies, which can be difficult to forecast. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Our sales may be adversely affected if our clients delay purchases as a result of uncertainties surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. Other programs, such as homeland security or defense, or general efforts to reduce the federal budget deficit could be viewed by the U.S. government as a higher priority. These budgetary pressures may result in reduced allocations in the future to government agencies that fund research and development activities. Although the Obama administration's stimulus packages in 2009, 2010 and 2014 included increases in NIH funding, NIH funding had otherwise remained fairly flat in recent years. A reduction in government funding for the NIH or other government research agencies could adversely affect our business and our financial results as it did in 2013. Also, there is no guarantee that NIH funding will be directed towards projects and studies that require use of our products and services.
Changes in government regulation or in practices relating to the pharmaceutical or biotechnology industries, including potential health care reform, could decrease the need for the services we provide .
Governmental agencies throughout the world, but particularly in the U.S., strictly regulate the drug development process. Our business involves helping pharmaceutical and biotechnology companies, among others, navigate the regulatory drug approval process. Accordingly, many regulations, and often new regulations, are expected to result in higher regulatory standards and often additional revenues for companies that service these industries. However, some changes in regulations, such as a relaxation in regulatory requirements or the introduction of streamlined or expedited drug approval procedures, or an increase in regulatory requirements that we have difficulty satisfying or that make our services less competitive, could eliminate or substantially reduce the demand for our services. Although we believe we are currently in compliance in all material respects with national, regional and local laws (which include the USDA, the standards set by the International Air Transport Association, the Convention on International Trade in Endangered Species of Wild Fauna and Flora, U.S. Fish and Wildlife Service, The Centers for Disease Control and European oversight agencies), failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions. In addition, if regulatory authorities were to mandate a significant reduction in safety assessment procedures which utilize laboratory animals (as has been advocated by certain groups), certain segments of our business could be materially adversely affected.
In March 2010, the U.S. Congress enacted health care reform legislation intended over time to expand health insurance coverage and impose health industry cost containment measures. In June 2012, the U.S. Supreme Court upheld the constitutionality of this legislation. The Court’s decision allows implementation of key provisions impacting drug manufacturers going forward including, but not limited to, (1) expansion of access to health insurance coverage, (2) expansion of the Medicaid program, (3) enactment of an industry fee on pharmaceutical companies, and (4) imposition of an excise tax on the sale of medical devices. Since the law and its implementation continue to face challenges in Congress and federal courts, and from certain state governments, conservative advocacy groups, and some small business organizations, we are uncertain as to the effects of this legislation on our business and are unable to predict what legislative proposals will be adopted in the future.
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
The FDA is in the process of reviewing and modernizing the GLP regulations to reflect current industry standards. As this may change some of the GLP requirements, the regulatory impact will not be known until the final regulations are issued.
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
Contaminations typically require cleaning up, renovating, disinfecting, retesting and restarting production or services. Such clean-ups result in inventory loss, clean-up and start-up costs, and reduced sales as a result of lost client orders and credits for prior shipments. In addition to microbiological contaminations, the potential for genetic mix-ups or mis-matings also exists and may require the restarting of the applicable colonies. While this does not require the complete clean-up, renovation and disinfection of the barrier room, it would likely result in inventory loss, additional start-up costs and possibly reduced sales. Contaminations also expose us to risks that clients will request compensation for damages in excess of our contractual indemnification requirements. There also exists a risk that contaminations from models that we produce may affect our client's facilities, with similar impact to them. In some cases, we may produce or import animals carrying infectious agents capable of causing disease in humans; and in the case of such a contamination or undiagnosed infection, there could be a possible risk of human exposure and infection.
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
In addition, regulations and guidance worldwide concerning the production and use of laboratory animals for research purposes continues to be updated. Notably, the European Directive 2010/63/EU requires new standards for animal housing and accommodations that require implementation by 2017. Some of these new standards require additional operating and capital expenses that will impact not only us and our industry competitors, but clients in the biomedical research community through both changes in the pricing of goods and services and changes in their own operations.
Similarly, guidance has been and continues to be developed for other areas that impact the biomedical research community on both a national and international basis including transportation, mandated contingency planning, euthanasia guidance, import and export requirements of biological materials, health monitoring requirements and the use of disinfectants.
Our revenue generating agreements contain termination and service reduction provisions or may otherwise terminate according to their term, which may result in less contract revenue than we anticipate.
Many of our agreements with both large and small clients, including those which underlie our strategic relationships with some of our more significant customers, provide for termination or reduction in scope with little or no notice. In addition, we sell our products and services to our competitors, and similarly they sell products and services to us. For instance, we have historically entered into, and currently are party to, contracts with certain of our competitors to distribute specialty research models in locations where our competitors may not have distribution capabilities.

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

If a client or competitor terminates a contract with us, we are entitled under the terms of the contract to receive revenue earned to date as well as certain other costs and, in some cases, termination fees. Cancellation of a large contract or proximate delay, cancellation or conclusion of multiple contracts could materially adversely affect our business and, therefore, may adversely affect our operating results.
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
We operate large and complex computer systems that contain significant amounts of client data. As a routine element of our business, we collect, analyze and retain substantial amounts of data pertaining to the preclinical studies we conduct for our clients. Unauthorized third parties could attempt to gain entry to such computer systems for the purpose of stealing data or disrupting the systems. We believe that we have taken appropriate measures to protect them from intrusion, and we continue to improve and enhance our systems in this regard, but in the event that our efforts are unsuccessful we could suffer significant harm. Our contracts with our clients typically contain provisions that require us to keep confidential the information generated from these studies. In the event the confidentiality of such information was compromised, we could suffer significant harm.
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
If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value of goodwill. To the extent goodwill is impaired, its carrying value will be written down to its implied fair value and a charge will be made to our income from continuing operations. Such an impairment charge could materially and adversely affect our operating results. As of December 28, 2013, the carrying amount of goodwill and other intangibles was $315.2 million on the consolidated balance sheet.
Our business is subject to risks relating to operating internationally.
A significant part of our net sales is derived from operations outside the U.S. Our international revenues, which include revenues from our non-U.S. subsidiaries, have represented approximately one-half of our total net sales in recent years. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. There are a number of risks associated with our international business including:

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

•	general economic and political conditions in the markets in which we operate;

•	potential international conflicts, including terrorist acts;

•	potential trade restrictions, exchange controls, adverse tax consequences, and legal restrictions on the repatriation of funds into the U.S.;

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

These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition. For example, as mentioned above, we are subject to compliance with the United States Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.
Negative attention from special interest groups may impair our business.
The products and services which we provide our clients are essential to the drug discovery, development and manufacturing process, and are almost universally mandated by law. Notwithstanding, certain special interest groups categorically object to the use of animals for valid research purposes. Historically, our core research model activities with rats, mice and other rodents have not been the subject of significant animal rights media attention. However, research activities with animals have been the subject of adverse attention, including shareholder proposals, impacting the industry. This has included demonstrations near facilities operated by us and at our annual meetings, as well as shareholder proposals we received for our 2012 and 2013 Annual Meetings. In some instances, periodic demonstrations at our operating sites occur. Any negative attention, threats or acts of vandalism directed against either our animal research activities or our third party service providers in the future could impair our ability to operate our business efficiently.
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

If we do not compete successfully, our business will suffer. Increased competition might lead to price and other concessions that might adversely affect our operating results. The drug discovery and development services industry has continued to see a trend towards consolidation, particularly among the biotechnology companies, who are targets for each other and for larger pharmaceutical companies. If this trend continues, it is likely to produce more competition among the larger companies and CROs generally, with respect to both clients and acquisition candidates. In addition, while there are substantial barriers to entry for large, global competitors with broad-based services, small, specialized entities considering entering the CRO industry will continue to find lower barriers to entry, and private equity firms may determine that there are opportunities to acquire and consolidate these companies, thus further increasing possible competition. Furthermore, between 2006 and 2008, both Charles River and our competitors, particularly in the preclinical services area, invested significantly in capital projects to increase capacity. An ongoing challenge for all participants is balancing existing capacity and market demand. Where capacity has been increased too much, pressure to lower prices or to take on lower-margin studies and projects can occur. More generally, our competitors or others might develop technologies, services or products that are more effective or commercially attractive than our current or future technologies, services or products, or that render our technologies, services or products less competitive or obsolete. If competitors introduce superior technologies, services or products and we cannot make enhancements to ours to remain competitive, our competitive position, and in turn our business, revenue and financial condition, would be materially and adversely affected. In the aggregate, these competitive pressures may affect the attractiveness of our technologies, services or products and could adversely affect our financial results.
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
We have substantial operations in Canada and the United Kingdom which currently benefit from favorable corporate tax arrangements.  We receive substantial tax credits in Canada, from both the Canadian federal and Quebec governments, and the United Kingdom.  Any reduction in the availability or amount of these tax credits due to tax law changes or outcomes of tax controversies could have a material adverse effect on our profits, cash flow and effective tax rate.
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

In both our RMS and PCS businesses, contractual risk transfer indemnifications generally do not protect us against liability arising from certain of our own actions, such as negligence or misconduct. We could be materially and adversely affected if we are required to pay damages or bear the costs of defending any claim which is not covered by a contractual indemnification provision or if a party does not fulfill its indemnification obligations or the damage is beyond the scope or level of insurance coverage. We also often contractually indemnify our clients, similar to the way they indemnify us, and we may be materially adversely affected if we have to fulfill our indemnity obligations. Furthermore, there can be no assurance that we or a party required to indemnify us will be able to maintain such insurance coverage on terms acceptable to us.
New technologies may be developed, validated and increasingly used in biomedical research that could reduce demand for some of our products and services.
The scientific and research communities continue to explore methods to develop improved models and systems that would replace or supplement the use of living animals as test platforms in biomedical research as well as improve the translation of cellular and animal models to human studies and vice-versa. Some companies have developed techniques in these areas that may have scientific merit. In addition, technological improvements to existing or new processes, such as imaging and other translational biomarker technologies, could result in the refinement and utility for the number of animal research models necessary to improve the translation from preclinical to human studies. It is our strategy to explore non-animal approaches to reduce the need for animal models as these new methods become validated. We may not be successful in commercializing these methods, and, furthermore, revenues from these new models and approaches if successfully developed may not offset reduced sales or profits from research models. In addition, alternative research methods could decrease the need for future research models, and we may not be able to develop new products effectively or in a timely manner to replace any lost sales. Lastly, other companies or entities may develop research models with characteristics different than the ones that we produce, and which may be viewed as more desirable by some of our clients.
Upgrading and integrating our business systems could result in implementation issues and business disruptions.
In recent years we implemented a project to replace many of our numerous legacy business systems at certain different sites worldwide with an enterprise wide, integrated enterprise resource planning (ERP) system. The expansion of the system to other international locations may occur at a future date based on value to the business. In general, the process of planning and preparing for these types of integrated, wide-scale implementations is extremely complex and we are required to address a number of challenges including data conversion, system cutover and user training. Problems in any of these areas could cause operational problems during implementation including delayed shipments, missed sales, billing and accounting errors and other operational issues. There have been numerous, well-publicized instances of companies experiencing difficulties with the implementation of ERP systems which resulted in negative business consequences.
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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, and delays in completing our internal controls and financial audits, could adversely affect our operating results, and investor, supplier and client confidence in our reported financial information.
If we fail to achieve and maintain effective internal controls, we may be unable to provide holders of our securities with the required financial information in a timely and reliable manner and we may incorrectly report financial information, either of which could subject us to regulatory enforcement and other actions, and could have a material adverse effect on our operations, investor, supplier and customer confidence in our reported financial information and the trading price of our common stock. Our management assessment as of December 29, 2012 revealed a material weakness in our internal controls over financial reporting due to the design and operation of certain controls over information technology, business processes and financial reporting. Specifically, we identified deficiencies with respect to controls over segregation of duties, restricted access, changes to vendor and customer master data, transaction level and financial close controls. We have since changed our internal controls to address this material weakness and concluded as of December 28, 2013 that our internal controls related to our internal control over financial reporting were operating effectively.
Although there can be no assurances, we believe these enhancements and improvements as described in detail in Item 9A of Part II of this Form 10-K, when repeated in future periods, will allow us to maintain effective controls over financial reporting. Nevertheless, we may identify other significant deficiencies or material weaknesses which we may not be able to remediate in timely manner or at all.
We may not be able to successfully develop and market new services and products.
We may seek to develop and market new services and products that complement or expand our existing business or service offerings. We believe our ability to in-license new technologies from third-parties will be critical to our ability to offer new products and services to our customers. Our ability to gain access to technologies that we need for new products and services depends - in part - on our ability to convince inventors and their agents or assignees that we can successfully commercialize their inventions. We cannot guarantee that we will be able to identify new technologies of interest to our customers. Even if we are able to identify new technologies of interest, we may not be able to negotiate license agreements on acceptable terms, or at all. If we are unable to develop new services and products and/or create demand for those newly developed services and products, our future business, results of operations, financial condition, and cash flows could be adversely affected.
Several of our product and service offerings are dependent on a limited source of supply, which if interrupted could adversely affect our business.
We depend on a limited international source of supply for certain products, such as large research models. Disruptions to their continued supply may arise from health problems, export or import laws/restrictions or embargoes, international trade regulations, foreign government or economic instability, severe weather conditions, increased competition amongst suppliers for models, disruptions to the air travel system, commercial disputes, supplier insolvency, or other normal-course or unanticipated events. Any disruption of supply could harm our business if we cannot remove the disruption or are unable to secure an alternative or secondary supply source on comparable commercial terms.
Our debt level could adversely affect our business and growth prospects.
At December 28, 2013, we had approximately $664 million of debt. This debt could have significant adverse effects on our business, including making it more difficult for us to obtain additional financing on favorable terms; requiring us to dedicate a substantial portion of our cash flows from operations to the repayment of debt and the interest on this debt; limiting our ability to capitalize on significant business opportunities; and making us more vulnerable to rising interest rates. For additional information regarding our debt, please see Note 5 included in the Notes to Consolidated Financial Statements elsewhere in this Form 10-K.
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

•
acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common stock to the shareholders of the acquired company, dilutive to the percentage of ownership of our existing shareholders;

•	loss of key employees;

•
risks of not being able to overcome differences in foreign business practices, customs and importation regulations, language and other cultural barriers in connection with the acquisition of foreign companies;

•	risks that disagreements or disputes with prior owners of an acquired business, technology, service or product may result in litigation expenses and distribution of our management's attention;

•	integration and support of preexisting supplier, distribution and customer relationships;

•	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;

•	difficulties in achieving business and financial success; and

•	new technologies and products may be developed which cause businesses or assets we acquire to become less valuable.
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
Our success depends to a significant extent on the continued services of our senior management and other members of management. James C. Foster, our Chief Executive Officer since 1992 and Chairman since 2000, has held various positions with us for 37 years. We have no employment agreement with Mr. Foster or other members of our non-European based senior management. If Mr. Foster or other members of senior management do not continue in their present positions, our business may suffer.
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
Our quarterly operating results may vary, which could negatively affect the market price of our common stock.
Our results of operations in any quarter may vary from quarter to quarter and are influenced by such factors as:

•	changes in the general global economy;

•	the number and scope of ongoing client engagements;

•	the commencement, postponement, delay, progress, completion or cancellation of client contracts in the quarter;

•	changes in the mix of our products and services;

•	the extent of cost overruns;

•	holiday buying patterns of our clients;

•	budget cycles of our clients;

•	the timing and charges associated with completed acquisitions and other events;

•	the financial performance of the limited partnerships in which we invest;

•	the occasional extra “53rd week” that we recognize in a fiscal year (and 4th fiscal quarter thereof) due to our fiscal year ending on the last Saturday in December; and

•	exchange rate fluctuations.

We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. Nonetheless, fluctuations in our quarterly operating results could negatively affect the market price of our common stock.

Item 1B.    Unresolved Staff Comments

There are no unresolved comments to be reported in response to Item 1B.

Item 2.    Properties

We own or lease the land and buildings where we have facilities. We own large facilities (facilities over 50,000 square feet) for our PCS businesses in Canada, Ireland, Scotland and the United States and lease large facilities in the United States. We own large RMS facilities in Canada, China, France, Germany, Japan, England and the United States. None of our leases is individually material to our business operations. Many of our leases have an option to renew, and we believe that we will be able to successfully renew expiring leases on terms satisfactory to us. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed. For additional information see Note 10 to the Consolidated Financial Statements included elsewhere in this Form 10-K.
In fiscal 2013, we initiated minor expansions at certain domestic PCS sites, an international Biologics Testing Solutions site, certain international EMD sites, an international RMS site and a domestic Avian site and we consolidated certain domestic RMS sites. We have adequate capacity to meet the current needs of our PCS and RMS clients, and we do not currently anticipate significant expansion requirements. However, many of our facilities are built for specific purposes. Thus, underutilized capacity may not be usable other than for the specific purposes without significant renovation and expense. We may expand at specific sites if we determine that it is not feasible to utilize available capacity at existing or suspended sites. We may also expand at specific sites in order to accommodate needs resulting from any consolidation strategy. We continue to employ a master site planning strategy to proactively evaluate our real estate needs. In certain circumstances, we dispose of or consolidate operations, which could result in impairment charges. In situations where the associated real estate is leased, and depending on the resolution of these situations, we may be encumbered with the remaining real estate lease obligations.

Item 3.    Legal Proceedings

We are not party to any material legal proceedings, other than ordinary routine litigation incidental to our business that is not material to our business or financial condition.
In early May 2013, with the assistance of the law firm of Davis Polk & Wardwell LLP, the Company commenced an investigation of inaccurate billing with respect to certain government contracts. This issue had been reported to the Company’s senior management by a Charles River employee. The Company promptly reported these matters to the relevant government contracting officers, the Department of Health and Human Services' Office of the Inspector General, and the Department of Justice, and is cooperating with these agencies to ensure the proper repayment and resolution of this matter.
The investigation to date has confirmed that the Company’s RMS business segment billed the Department of Health and Human Services for certain work that had not been performed with respect to a small subset of the Company’s government contracts. It has been determined that when employees regularly assigned to work in research model barrier rooms associated with these contracts were absent, other employees' names would be substituted on time-keeping records associated with the relevant contracts. The Company billed the government for the hours associated with these substitute employees, despite the fact that, in many cases, these employees did not perform any services in connection with the relevant government contracts. Based on the findings of the investigation to date, the Company believes that this conduct was limited to the Company’s research model facilities in Raleigh and Kingston.  The Company has identified approximately $1.5 million in excess amounts billed on these contracts since January 1, 2007 and has reserved such amount. Because of the preliminary stage of discussions with the government and complex nature of this matter, the Company cannot at this time make a reasonable estimate of the potential range of loss beyond such reserve.
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
Thomas F. Ackerman, age 59, joined us in 1988 with over eleven years of combined public accounting and international finance experience. He was named Controller, North America in 1992 and became our Vice President and Chief Financial Officer in 1996. In 1999, he was named a Senior Vice President and in 2005 he was named a Corporate Executive Vice President. He is currently responsible for overseeing our Accounting and Finance Department and several other corporate staff departments. Prior to joining us, Mr. Ackerman was an accountant at Arthur Andersen & Co.
James C. Foster, age 63, joined us in 1976 as General Counsel. During his tenure, Mr. Foster has held various staff and managerial positions, and was named our President in 1991, Chief Executive Officer in 1992 and our Chairman in 2000.
Jörg M. Geller, age 59, joined our German operation in 1986 as production manager. In 1994, he was promoted to Vice President and in 2007, he was named a Senior Vice President. In 2011, Dr. Geller was promoted to Corporate Executive Vice President, European & Asian Operations and in December 2013, he was named Corporate Executive Vice President, Global Productivity and Efficiency. Prior to joining us, Dr. Geller was employed in private practice as a veterinarian.
Nancy A. Gillett, age 58, joined us in 1999 with the acquisition of Sierra Biomedical. Dr. Gillett has 29 years of experience as an ACVP board certified pathologist and scientific manager. In 1999, she became Senior Vice President and General Manager of our Sierra Biomedical division, and subsequently held a variety of managerial positions, including President and General Manager of Sierra Biomedical and Corporate Vice President and General Manager of Drug Discovery and Development (the predecessor to our PCS business segment). In 2004, Dr. Gillett was named Corporate Senior Vice President and President, Global Preclinical Services, and in 2006, she became a Corporate Executive Vice President. Currently, Dr. Gillett serves as our Corporate Executive Vice President, Chief Scientific Officer.

David P. Johst, age 52, joined us in 1991 as Corporate Counsel and was named Vice President, Human Resources in 1995. He became Vice President, Human Resources and Administration in 1996, a Senior Vice President in 1999, and a Corporate Executive Vice President in 2005. He currently serves as our General Counsel and Chief Administrative Officer and is responsible for overseeing our Corporate legal function, Human Resources department and several other corporate staff departments. Mr. Johst also currently serves as interim head of our Insourcing Solutions business. Prior to joining us, Mr. Johst was in private practice at the law firm of Hale and Dorr (now WilmerHale).
Davide Molho, age 44, joined our Italian operations in 1999 and was promoted to Director of Operations for Research Models and Services (RMS) Italy in 2002. In 2005, his role was expanded to include French RMS operations and in 2007, he became Corporate Vice President, European Research Models and Services with responsibility for all European RMS operations. In July 2009, Dr. Molho was promoted to Corporate Senior Vice President, North American and European Research Models and Services. He was subsequently promoted to Corporate Executive Vice President and President, Global Research Models and Services in December 2010. In 2011, Dr. Molho was named Corporate Executive Vice President, North America Operations and in December 2013, he was named Corporate Executive Vice President and President, Global RMS and PCS Operations.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading on the New York Stock Exchange on June 23, 2000 under the symbol "CRL." The following table sets forth for the periods indicated below the high and low sales prices for our common stock.

2014	High	Low
First quarter (through February 14, 2014)	$59.19	$52.88
2013	High	Low
First quarter	$46.90	$36.50
Second quarter	45.90	40.28
Third quarter	48.73	41.05
Fourth quarter	53.81	44.12
2012	High	Low
First quarter	$37.02	$27.39
Second quarter	36.75	31.82
Third quarter	39.60	32.27
Fourth quarter	41.24	35.65
There were no equity securities that were not registered under the Securities Act of 1933, as amended, sold by the Company during the fiscal year ended December 28, 2013.
Shareholders
As of January 31, 2014, there were approximately 442 registered shareholders of the outstanding shares of common stock.

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

Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the quarter ended December 28, 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
September 29, 2013 to October 25, 2013	240,040	$46.81	240,000	$205,058
October 26, 2013 to November 22, 2013	827,158	$50.67	827,100	$163,147
November 23, 2013 to December 28, 2013	455,900	$52.75	455,900	$139,099
Total:	1,523,098		1,523,000
On July 29, 2010, our Board of Directors authorized a $500 million stock repurchase program. Our Board of Directors subsequently approved increases to the stock repurchase program by $250 million in 2010, and by $250 million in 2013 for an aggregate authorization of $1 billion. During the fourth quarter of 2013, we repurchased 1,523,000 shares of common stock for $77.2 million under our Rule 10b5-1 Purchase Plan and in open market trading. Additionally, the Company's Incentive Plans permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the quarter ended December 28, 2013, the Company acquired 98 shares for a nominal amount as a result of such withholdings.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes, as of December 28, 2013, the number of options issued under the Company's stock option plans and the number of options available for future issuance under these plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plan approved by security holders:
Charles River 2000 Incentive Plan	588,150		$46.89	1,190,787
Charles River 1999 Management Incentive Plan	—		$—	6,000
Inveresk 2002 Stock Option Plan	5,233		$43.03	—
2007 Incentive Plan	3,175,350		$39.67	7,780,081
Equity compensation plans not approved by security holders	—		—	—
Total	3,768,733	(1)		8,976,868	(2)
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

The following table provides additional information regarding the aggregate issuances under our existing equity compensation plans as of December 28, 2013:

Category	Number of securities outstanding	Weighted average exercise price	Weighted average term
	(a)	(b)	(c)
Total number of restricted shares outstanding(1)	932,703	$—	—
Total number of options outstanding	3,768,733	$40.80	3.3 years
Total number of performance units outstanding	163,847
____________________________

(1)
For purposes of this table, only unvested restricted stock as of December 28, 2013 is included. Also for purposes of this table only, the total includes 123,346 restricted stock units granted to certain of our employees outside of the United States.

Comparison of 5-Year Cumulative Total Return
The following stock performance graph compares the annual percentage change in the Company's cumulative total shareholder return on its Common Stock during a period commencing on December 28, 2008 and ending on December 28, 2013 (as measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the Company's share price at the end and the beginning of the measurement period; by (2) the share price at the beginning of the measurement period) with the cumulative total return of the S&P 500 Index and the NASDAQ Pharmaceutical Index during such period. The Company has not paid any dividends on the Common Stock, and no dividends are included in the representation of the Company's performance. The stock price performance on the graph below is not necessarily indicative of future price performance. The graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. Information used in the graph was obtained from Standards & Poor's Institutional Market Services, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Charles River Laboratories International, Inc., The S&P 500 Index
And The NASDAQ Pharmaceutical Index

	Dec. 27, 2008	Dec. 26, 2009	Dec. 25, 2010	Dec. 31, 2011	Dec. 29, 2012	Dec. 28, 2013
Charles River Laboratories International, Inc.	100	131.73	142.69	109.23	147.4	213.15
S&P 500 Index	100	126.46	145.51	148.59	172.37	228.19
NASDAQ Pharmaceutical Index	100	104.9	109.55	125.16	172.74	284.56

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

	Fiscal Year
	2013	2012	2011	2010	2009
	(dollars in thousands)
Statement of Income Data:
Net sales	$1,165,528	$1,129,530	$1,142,647	$1,133,416	$1,171,642
Cost of products sold and services provided	766,424	733,901	740,405	748,656	748,650
Selling, general and administrative expenses	225,695	208,248	198,648	232,489	227,663
Goodwill impairment	—	—	—	305,000	—
Asset impairment	4,202	3,548	7,492	91,378	—
Termination fee	—	—	—	30,000	—
Amortization of intangibles	17,806	18,068	21,796	24,405	25,716
Operating income (loss)	151,401	165,765	174,306	(298,512)	169,613
Interest income	730	589	1,353	1,186	1,712
Interest expense	(20,969)	(33,342)	(42,586)	(35,279)	(21,682)
Other, net	7,165	(3,266)	(411)	(1,477)	1,914
Income (loss) from continuing operations before income taxes	138,327	129,746	132,662	(334,082)	151,557
Provision for income taxes	32,911	27,628	17,140	23	40,354
Income (loss) from continuing operations net of income taxes	105,416	102,118	115,522	(334,105)	111,203
Income (loss) from discontinued businesses, net of tax	(1,265)	(4,252)	(5,545)	(8,012)	1,399
Net income (loss)	104,151	97,866	109,977	(342,117)	112,602
Net income (loss) attributable to noncontrolling interests	(1,323)	(571)	(411)	5,448	1,839
Net income (loss) attributable to common shareholders	$102,828	$97,295	$109,566	$(336,669)	$114,441
Common Share Data:
Earnings (loss) per common share
Basic
Continuing operations attributable to common shareholders	$2.18	$2.12	$2.26	$(5.25)	$1.73
Discontinued operations	$(0.03)	$(0.09)	$(0.11)	$(0.13)	$0.02
Net income (loss) attributable to common shareholders	$2.15	$2.03	$2.16	$(5.38)	$1.75
Diluted
Continuing operations attributable to common shareholders	$2.15	$2.10	$2.24	$(5.25)	$1.72
Discontinued operations	$(0.03)	$(0.09)	$(0.11)	$(0.13)	$0.02
Net income (loss) attributable to common shareholders	$2.12	$2.01	$2.14	$(5.38)	$1.74
Other Data:
Depreciation and amortization	$96,636	$81,275	$85,230	$93,649	$89,962
Capital expenditures	39,154	47,534	49,143	42,860	79,853
Balance Sheet Data (at end of period):
Cash and cash equivalents	$155,927	$109,685	$68,905	$179,160	$182,574
Working capital	305,516	143,005	209,046	293,114	345,828
Goodwill, net	230,701	208,609	197,561	198,438	508,235
Total assets	1,644,621	1,586,344	1,558,320	1,733,373	2,204,093
Total debt and capital lease obligations	663,789	666,520	717,945	700,852	492,832
Total shareholders' equity	640,984	600,805	525,583	687,423	1,375,243

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
Overview
We are a leading global provider of solutions that advance the drug discovery and development process, including research models and associated services and outsourced preclinical services. We provide our products and services to pharmaceutical and biotechnology companies, government agencies, leading hospitals and academic institutions around the world in order to bring drugs to market faster and more efficiently. We have built upon our core competency of in vivo biology, including laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of preclinical services, both GLP (Good Laboratory Practice) and non-GLP, which address drug discovery and development. Utilizing our broad portfolio of products and services enables our clients to create a more flexible drug development model which reduces their costs, enhances their productivity and effectiveness, and increases speed to market. We have been in business for over 65 years and currently operate approximately 68 facilities in 16 countries worldwide.

Beginning in late 2008, large pharmaceutical and biotechnology companies undertook significant changes in their operations as they endeavored to improve the productivity of their drug development pipelines, and at the same time, streamline their infrastructures in order to improve efficiency and reduce operating costs. Our clients' efforts had an unfavorable impact on our operations as a result of their measured research and development spending; delays in decisions and commitments; tight cost constraints and the resultant pressure on pricing and payment terms, particularly in view of excess capacity in the contract research industry; and a focus on late-stage clinical testing as our clients accelerate their efforts to bring drugs to market in the face of expiration of patents on branded drugs. There were other trends which also affected us unfavorably: biotechnology companies experienced a period of decreased funding; there was uncertainty surrounding healthcare reform initiatives; and the pharmaceutical and biotechnology industries continued to consolidate.
While these factors have continued to contribute to demand uncertainty and impact sales, there have been improvements in many of them. Large biopharmaceutical companies have made progress in their operating efficiency, which have included closure of underutilized facilities. This, in turn, has led to an increase in outsourcing, as these clients have chosen to utilize our facilities and scientific expertise rather than maintaining in-house capabilities.
As part of our clients' efforts to improve pipeline productivity, pharmaceutical and biotechnology companies are emphasizing efficacy testing in order to eliminate molecules from the pipeline earlier in the drug development process. This trend is visible in increasing demand for our non-GLP in vivo pharmacology and drug metabolism and pharmacokinetics (DMPK) services. In addition to outsourcing services to contract research organizations (CROs), large biopharmaceutical companies are also partnering with biotechnology companies and academia in order to access their novel molecules and research capabilities; as a result, there has been a significant increase in funding for biotechnology companies and research institutions. 2013 was a robust year for biotechnology funding, as improvements in the capital markets provided additional funding for these companies.
As a result of these factors, our market for products and services has stabilized. In this environment, our targeted sales strategies are resulting in sales growth.
As our clients increase focus on strategic outsourcing, our scientific expertise, operating efficiency, information technology platforms and client data portals, and ability to meet each client's individual needs strongly positions us to compete for business. We believe we continue to win new or renewing existing strategic relationships in a highly competitive marketplace because of the industry characteristics noted above, as well as our broad portfolio of products and services which span the early-stage drug development continuum, and our ability to develop a customized in vivo biology program to support our client's drug development efforts. Price continues to be a factor in our clients’ choice of strategic partners, but we believe our scientific expertise remains a key criterion when our clients make the decision to eliminate in-house capabilities and rely on a CRO.  Our clients are at different stages in the outsourcing process, and we are in ongoing discussions concerning additional strategic relationships as our clients focus on the logistics of outsourcing. Additionally, we continue to expand our relationships with our mid-tier and academic clients through focused sales and marketing efforts in order to achieve market share gains.

We believe that the long-term drivers for our business as a whole will primarily emerge from our clients' continued demand for research models and services, EMD products, and both GLP and non-GLP in vivo biology services, which are essential to the drug development process. However, presently it is challenging to predict the timing associated with these drivers.
We continue to focus on our four key initiatives, which were designed to as cornerstones of the strategy to position ourselves to operate successfully in the current and future business environment, and thus drive profitable growth and maximize value for shareholders. These four initiatives are: (1) improving our consolidated operating margin; (2) improving free cash flow generation; (3) disciplined investment in growth businesses; and (4) returning value to shareholders.
Our continued actions in 2013 toward the achievement of these initiatives include the following:

•
Our focus on operating efficiencies is evidenced by our plan announced in the third quarter to consolidate production in our California research model facility. We expect to continue to rationalize our global production capacity to continue to achieve efficiencies and cost savings. As part of this initiative, in first quarter of 2014 we announced our plan to close our research model production facility in Michigan by the end of the 2014, which will include associated severance and accelerated depreciation charges of approximately $4 million in 2014. Other projects in support of our global efficiency initiative are expected in 2014, but as of the date of this filing no specific decisions have been made.

•
In the fourth quarter we announced organizational changes, including a new role for Dr. Jörg Geller who is tasked with leading a new global initiative to enhance efficiency and drive increased productivity across all of our businesses.

•	During 2013, we made two growth acquisitions: acquired a 75% interest in Vital River in China and purchased the business of an EMD products and services provider in Singapore.

•
We continue to repurchase our stock with the intent to drive immediate shareholder value and earnings per share accretion. During 2013 we repurchased 3.5 million shares on the open market based on our share buy-back program. Our weighted average shares outstanding 48.5 million for the year ending December 28, 2013 were consistent with the prior year as a result of significant stock option exercises during 2013. During 2013, our Board of Directors approved a total of $250 million in increases in our share buy-back program.

Total net sales in 2013 were $1,165.5 million, an increase of 3.2% from $1,129.5 million in 2012. Foreign currency translation had a negative impact on sales of 0.8%. We report two segments: Research Models and Services (RMS) and Preclinical Services (PCS). Sales increased in both our RMS and PCS reportable segments.
Our RMS segment, which represented 60.7% of net sales in 2013, includes three categories: Research Models, Research Model Services, and Endotoxin and Microbial Detection (EMD). Research Models includes production of small and large research models as well as avian products. Research Model Services include four business units: Genetically Engineered Models and Services (GEMS), which performs contract breeding and associated services, Research Animal Diagnostics (RADS), which provides health monitoring and diagnostics services, Discovery Research Services (DRS), which provides non-regulated efficacy testing, and Insourcing Solutions (IS), which provides management services for our client's in vivo operations. Our PCS segment, which represented 39.3% of net sales in 2013, includes services required to take a drug through the development process including DRS, safety assessment and biologics testing services.
Net sales for the RMS segment increased 1.7% in 2013 compared to 2012, primarily driven by the acquisition of 75% of Vital River and the resulting expansion of our research model sales in China, and by continued growth of our EMD business. RMS sales growth was partially offset by foreign currency translation, which had a negative impact on sales of 1.2%, and sales declines in our legacy research model production operations in the U.S., Europe and Japan, which offset net sales growth. Net sales for the PCS segment increased 5.5% year -over-year, driven by higher demand for our preclinical services, partially offset by unfavorable foreign currency, which decreased sales growth by 0.4%.
Our operating income was $151.4 million for 2013, compared to operating income of $165.8 million for 2012. The reduction in operating income was due to several factors, including accelerated depreciation expense of $15.4 million related to two facilities in the U.S. that were consolidated or vacated in 2013.
Operating income for the RMS segment was $181.3 million in 2013, compared to $202.4 million in 2012. Operating income in the current year was negatively affected by accelerated depreciation of $13.5 million related to consolidation of a research model production facility in California and lower volume of research model sales in the U.S., Europe and Japan. Operating income for the PCS segment increased to $44.1 million in 2013 compared to $34.6 million in 2012. The increase was driven by higher sales volume, a favorable mix including longer term contracts, and the benefit of efficiency initiates.
Income from continuing operations, net of tax, was $105.4 million for 2013 compared to $102.1 million for 2012. For 2013, diluted earnings per share attributable to common shareholders were $2.12 compared to $2.01 in 2012. Net income attributable to common shareholders increased to $102.8 million in 2013, compared to $97.3 million in 2012. Cash flows provided by operating activities in 2013 were $209.0 million compared to $208.0 million in 2012.

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

Valuation and Impairment of Goodwill, Indefinite-Lived Intangible Assets and Definite-Lived Intangible Assets
A significant portion of the purchase price in our business acquisitions is assigned to intangible assets and goodwill. Assigning value to intangible assets requires that we use significant judgment in determining (i) the fair value and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible assets will be amortized. We utilize commonly accepted valuation techniques, such as the income approach and the cost approach, as appropriate, in establishing the fair value of long-lived assets. Typically, key assumptions include projected revenue and expense levels used in establishing the fair value of business acquisitions as well as discount rates based on an analysis of our weighted average cost of capital, adjusted for specific risks associated with the assets. Changes in the initial assumptions could lead to changes in amortization expense recorded in our future financial statements.
We test for goodwill impairment annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Our annual goodwill impairment assessment has historically been completed in the fourth quarter. We have elected not to apply the guidance available in ASU 2011-08, Testing Goodwill for Impairment, to assess purely qualitative factors to determine whether it is more likely than not that the fair value of our reporting units is less than their carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We performed the first step of the two-step goodwill impairment test for our reporting units as of the first day of fiscal November, 2013. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit's goodwill with its carrying amount. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. Our 2013 impairment test indicated that goodwill was not impaired for any reporting unit. Please refer to Note 3 to the consolidated financial statement for further information on goodwill.
As noted above, the goodwill impairment analysis is a two-step process. The first step is used to identify potential impairment and involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. Fair value is determined by using a weighted combination of a market-based approach and an income approach, as this combination is deemed to be the most indicative of our fair value in an orderly transaction between market participants. Under the market-based approach, we utilize information about our company as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value our reporting units. Under the income approach, we determine fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures and future market conditions, among others. Our projections are based on our internal plans. Key assumptions, strategies, opportunities and risks from this strategic review along with a market evaluation are the basis for our assessment. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered to be impaired. However, if the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.
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
Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Should we determine that the carrying value of held-for-use long-lived assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. We may also estimate fair value based on market prices for similar assets, as appropriate. Significant judgments are required to estimate future cash flows, including the selection of appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for these assets.
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
Revenue Recognition
We recognize revenue related to our products, which include research models, EMD technology and vaccine support products, when persuasive evidence of an arrangement exists, generally in the form of client purchase orders, title and risk of loss have transferred, which generally occurs upon delivery of the products, the sales price is fixed or determinable and collectability is reasonably assured. Product sales are recorded net of returns upon delivery. For large models, in some cases clients pay in advance of delivery of the product. These advances are deferred and recognized as revenue upon delivery of the product.

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

Deferred and unbilled revenue are recognized in our consolidated balance sheets. In some cases, a portion of the contract fee is paid at the time the study is initiated. These advances are recorded as deferred revenue and recognized as revenue as services are performed. Conversely, in some cases, revenue is recorded based on the level of service performed in advance of billing the client and recognized as unbilled receivable. As of December 28, 2013, based on the difference between the estimated level of services performed and the billing arrangements defined by our service contracts, we recorded unbilled revenue of $35.2 million and deferred revenue of $54.2 million in our consolidated balance sheet.

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

•
Insourcing Solutions (IS) provides services for the management of animal care operations on behalf of government, academic, pharmaceutical and biotechnology organizations. These services are billed and recognized as revenue at a fixed rate per hour.

•	EMD services provide contract microbial identification testing. These services are generally completed in less than 30 days and are billed, and recognized as revenue, upon completion and billing.
Pension Plan Accounting
Our defined benefit pension plans' assets, liabilities and expenses are calculated by accredited independent actuaries using certain assumptions, which are approved by management. The actuarial computations require the use of assumptions to estimate the total benefits ultimately payable to employees and to allocate this cost to the service periods. The key assumptions used to calculate pension costs are determined and reviewed annually by management after consulting with outside investment advisers and actuaries. The key assumptions include the discount rate, the expected return on plan assets and expected future rate of salary increases. In addition, our actuaries determine the expense or liability of the plan using other assumptions for future experiences such as withdrawal and mortality rate. The assumed discount rate, which is intended to be the actual rate at which benefits could effectively be settled, is adjusted based on the change in the long-term bond yield as of the measurement date.

The estimated long-term return on plan assets is the average return expected on invested funds over the period in which future benefits are paid to pension plan participants. We estimate the future return on invested pension assets annually based on information prepared by our outside actuaries and investment advisers. We use several data points to estimate the long-term investment return, including our targeted asset allocation, capital market performance estimates prepared by our outside investment advisers, survey information of rates of return used by other public companies and historical return information. If the actual annual return is different from estimated long-term return on plan assets, the difference is recorded in accumulated other comprehensive income and is amortized to pension expense over a period of approximately 15 to 20 years.
The weighted average expected long-term return on plan assets as of 2013, 2012 and 2011 are 6.3%, 6.6% and 6.8%, respectively. The expected return is intended to match the duration over which our pension plans will provide benefit payments to participants. The duration of our largest plans (the U.S. plan and the U.K. plan), which comprise approximately 90% of global plan assets as of December 28, 2013, are approximately 14 and 22 years, respectively. For the years ended 2013 and 2012, our invested funds achieved returns of 12.0% and 10.8%, respectively. We acknowledge that there are limitations to historical returns in their use to predict future performance, including annual volatility in the market and changes in our asset allocation.
Stock-based Compensation
We recognize compensation expense for all stock-based payment awards, including stock options and restricted stock awards, made to employees and directors based on the fair value of the award at grant date. All awards contain a service condition that requires the employee or director to provide services in order to vest in the award. Certain of our awards also contain performance and/or market conditions. For awards with performance conditions, we recognize quarterly stock-based compensation based on the grant-date fair value of awards expected to vest based on the achievement of the performance condition. For awards with market conditions, we calculate the incremental fair value of the market condition at grant date.

Stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, net of estimated forfeiture for employee turnover. We estimate the fair value of stock options using the Black-Scholes option‑pricing model and we calculate the fair value of our restricted stock awards and restricted stock units based on the quoted market price of our common stock. Forfeiture rates are estimated based on historical pre-vesting forfeitures and are updated on a quarterly basis to reflect actual forfeitures of unvested awards.

Estimating the fair value for stock options requires judgment, including estimating stock-price volatility, the expected life of the award, the estimated achievement of performance conditions, and the appropriate risk-free interest rates. The expected volatility rates are estimated based on historical volatilities of our common stock over a period of time that approximates the expected term of the options. The expected life represents the average time that options are expected to be outstanding and is estimated based on the historical exercise and post-vesting cancellation patterns of our stock options. The estimated achievement of performance conditions is based on our internal financial projections, and the risk-free interest rate is based on the market yield of U.S. Treasury securities for periods approximating the expected terms of the options in effect at the time of grant. These assumptions are updated at least quarterly.

We record deferred tax assets for stock-based awards based on the amount of stock-based compensation recognized in our income statement at the statutory tax rate in the jurisdiction in which we will receive a tax deduction. Differences between the deferred tax assets and the actual tax deduction reported on our income tax returns are recorded in additional paid-in capital. If the tax deduction is less than the deferred tax asset, the calculated shortfall reduces our pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, then subsequent shortfalls would increase our income tax expense. Our pool of excess tax benefits is computed in accordance with the long form method.

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

As of December 28, 2013, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $210.3 million. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to additional U.S. Federal and state income taxes and foreign income and withholding taxes, which could be material. It is our policy to indefinitely reinvest the earnings of our non-U.S. subsidiaries unless they can be repatriated in a manner that generates a tax benefit or an unforeseen cash need arises in the United States and the earnings can be repatriated in a manner that is substantially tax free. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable due to the complexities with the hypothetical calculation. Additionally, the amount of the liability is dependent upon the circumstances existing if and when the remittance occurs.

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

Results of Operations
The following table summarizes historical results of operations as a percentage of net sales for the periods shown:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net sales	100.0%	100.0%	100.0%
Cost of products sold and services provided	65.8%	65.0%	64.8%
Selling, general and administrative expenses	19.4%	18.4%	17.4%
Asset impairments	0.4%	0.3%	0.7%
Amortization of other intangibles	1.5%	1.6%	1.9%
Operating income	13.0%	14.7%	15.3%
Interest income	0.1%	0.1%	0.1%
Interest expense	1.8%	3.0%	3.7%
Provision for income taxes	2.8%	2.4%	1.5%
Discontinued operations	(0.1)%	(0.4)%	(0.5)%
Noncontrolling interests	(0.1)%	(0.1)%	—%
Net income attributable to common shareholders	8.8%	8.6%	9.6%

Segment Operations
The following tables show the net sales and the percentage contribution of each of our reportable segments for the past three years. They also show cost of products sold and services provided, asset impairments, selling, general and administrative expenses, amortization of intangible assets and operating income by reportable segment and as percentages of their respective net sales. In our consolidated statements of income, we provide a breakdown of net sales and cost of sales between net products and services. Such information is reported irrespective of the business segment from which the sales were generated.

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(dollars in millions)
Net sales:
Research models and services	$707.1	$695.1	$705.4
Preclinical services	458.4	434.4	437.2
Cost of products sold and services provided:
Research models and services	421.9	401.8	408.1
Preclinical services	344.6	332.1	332.3
Asset impairment
Research models and services	0.4	3.5	0.7
Preclinical services	3.8	—	6.8
Selling, general and administrative expenses:
Research models and services	94.7	81.0	83.6
Preclinical services	57.1	56.0	58.1
Unallocated corporate overhead	74.0	71.2	56.9
Intangible amortization:
Research models and services	8.8	6.4	6.7
Preclinical services	9.0	11.7	15.0
Operating income (loss):
Research models and services	181.3	202.4	206.3
Preclinical services	44.1	34.6	24.9
Unallocated corporate overhead	$(74.0)	$(71.2)	$(56.9)

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net sales:
Research models and services	60.7%	61.5%	61.7%
Preclinical services	39.3%	38.5%	38.3%
Cost of products sold and services provided:
Research models and services	59.7%	57.8%	57.9%
Preclinical services	75.2%	76.4%	76.0%
Asset impairment:
Research models and services	0.1%	0.5%	0.1%
Preclinical services	0.8%	—%	1.6%
Selling, general and administrative expenses:
Research models and services	13.4%	11.6%	11.8%
Preclinical services	12.4%	12.9%	13.3%
Amortization of other intangibles:
Research models and services	1.2%	0.9%	1.0%
Preclinical services	2.0%	2.7%	3.4%
Operating income:
Research models and services	25.6%	29.1%	29.2%
Preclinical services	9.6%	8.0%	5.7%
Unallocated corporate overhead	(6.3)%	(6.3)%	(5.0)%

Fiscal 2013 Compared to Fiscal 2012
Net Sales. Net sales for the year ending December 28, 2013 were $1,165.5 million, an increase of $36.0 million, or 3.2%, from $1,129.5 million for the year ending December 29, 2012. The increase in sales was driven by increases in the PCS business segment. Foreign currency had an unfavorable impact of 0.8% on total sales growth.
Research Models and Services. For the year ending December 28, 2013, net sales for the RMS segment were $707.1 million, an increase of $12.0 million, or 1.7%, from $695.1 million for the year ending December 29, 2012. The increase was primarily due to our acquisitions of 75% of Vital River in 2013, which increased our revenue in China, the inclusion of a full year of Accugenix services (an EMD service provider acquired in 2012), and an increase in legacy EMD products globally. These increases were partially offset by decreased sales of research models in our legacy production operations in the U.S., Europe and Japan, due primarily to infrastructure reductions by our global biopharmaceutical clients. In addition, unfavorable foreign currency translation decreased sales by 1.2%.
Preclinical Services. For the year ending December 28, 2013, net sales for our PCS segment were $458.4 million, an increase of $24.0 million, or 5.5%, from $434.4 million for the year ending December 29, 2012. Foreign currency translation had an unfavorable impact of 0.4% on sales growth. Net sales increased due to higher demand for our services from both global pharmaceutical and mid-tier biotechnology companies, as well as a more favorable mix of longer-term services.
Cost of Products Sold and Services Provided. Cost of products sold and services provided during 2013 was $766.4 million, an increase of $32.5 million, or 4.4%, from $733.9 million in 2012. Cost of products sold and services provided for 2013 was 65.8% of net sales as compared to 65.0% for the year ending December 29, 2012.
Research Models and Services. Cost of products sold and services provided for RMS during 2013 was $421.9 million, an increase of $20.1 million, or 5.0%, compared to $401.8 million in 2012. Cost of products sold and services provided exclude asset impairment charges of $0.4 million and $3.5 million in 2013 and 2012, respectively, which are discussed below. The increase in cost of products sold and services provided was due to the acquisition of Vital River, which contributed $10.5 million to the increase, and the acceleration of depreciation at our California facility, which contributed $13.5 million to the increase; partially offset by declines in cost of products sold in our legacy research model operations due to lower volume.
Cost of products sold and services provided for the year ending 2013 increased to 59.7% of net sales compared to 57.8% of net sales for 2012. Gross margins were down due to a decline in units sold from our legacy research model facilities in the U.S., Europe and Japan, as well as the accelerated depreciation expenses noted above.

Preclinical Services. Cost of services provided for the PCS segment during 2013 was $344.6 million, an increase of $12.5 million, or 3.8%, compared to $332.1 million in 2012. Cost of services provided excludes asset impairments of $3.8 million in 2013 as discussed below. Cost of services provided as a percentage of net sales was 75.2% in 2013, relatively consistent compared to 76.4% for the year ending December 29, 2012. The increase in gross margin was due to higher volume of services provided and the benefit of efficiency initiatives.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ending December 28, 2013 were $225.7 million, an increase of $17.5 million, or 8.4%, from $208.2 million for the year ending December 29, 2012. Selling, general and administrative expenses in 2013 were 19.4% of net sales compared to 18.4% for the year ending December 29, 2012. Selling, general and administrative expenses increased by $17.5 million over the prior year due to higher compensation expenses in both reportable segments, higher unallocated corporate costs, and the inclusion of selling, general and administrative expenses of acquired businesses in 2013.
Research Models and Services. Selling, general and administrative expenses for RMS for 2013 were $94.7 million, an increase of $13.7 million, or 16.9%, compared to $81.0 million in 2012. Selling, general and administrative expenses increased as a percentage of sales to 13.4% for the year ending December 28, 2013 from 11.6% for the year ending December 29, 2012. As noted above, the primary driver of the increase in RMS selling, general and administrative expense was in inclusion of a full year of selling, general and administrative costs of both Vital River and Accugenix in 2013 as well as increases in compensation expenses.
Preclinical Services. Selling, general and administrative expenses for the PCS segment in 2013 were $57.1 million, an increase of $1.1 million, or 2.0%, compared to $56.0 million in 2012. Selling, general and administrative expenses for the year ending December 28, 2013 decreased to 12.4% of net sales, compared to 12.9% of net sales for the year ending December 29, 2012. The decrease in selling, general and administrative expenses as a percentage of sales was due to the leverage of higher sales on our fixed facility cost base and the benefit of efficiency initiatives.
Unallocated Corporate Overhead. Unallocated corporate overhead, which consists of various costs primarily associated with activities centered at our corporate headquarters, such as compensation (including stock-based compensation), information systems, compliance and facilities expenses associated with our corporate, administration and professional services functions, was $74.0 million for the year ending December 28, 2013, an increase of $2.8 million, or 3.9%, compared to $71.2 million for the year ending December 29, 2012. The increase is primarily the result of increased stock-based compensation and bonus expense and increased audit and tax fees, partially offset by lower Global IT and acquisition-related costs.
Asset Impairments. For the year ending December 28, 2013, we recorded asset impairments of $4.2 million related to our PCS Massachusetts facility and the consolidation of certain RMS Europe operations.
Research Models and Services: In 2012, we commenced a consolidation of certain research model operations in Europe. As a result, we recorded an impairment charge of $3.5 million in 2012 for the disposition of facilities that we own. Following the impairment, the long-lived asset group was classified as held-for-use as we ceased operations over the following several months. We have commenced a search for a buyer of the facility. We continue to utilize the facility in a limited capacity and, accordingly, we have not yet met the criteria for classifying the facility as held-for-sale. Once these conditions are met, we will classify the long-lived assets as held-for-sale, cease depreciation and adjust the assets to fair value quarterly. Additional asset impairment charges of $0.4 million were recorded in 2013 related to equipment no longer required.
Preclinical Services. We recorded an impairment charge of $3.8 million for our PCS Massachusetts facility, which we adjusted to an estimated fair market value of $39.5 million in the fourth quarter of 2013. In 2010, due to the decrease in demand for preclinical services and the excess capacity in the industry, we consolidated our global preclinical facilities and temporarily ceased operations at the PCS Massachusetts facility. As a result, we conducted an impairment test of the facility and adjusted the long-lived asset group to fair market value. Given the change in real estate values for similar properties in suburban Massachusetts, we performed an updated impairment test in 2013, which resulted in a $3.8 million impairment charge in the fourth quarter.
Amortization of Other Intangibles. Amortization of other intangibles for the year ending December 28, 2013 was $17.8 million, a decrease of $0.3 million, from $18.1 million for the year ending December 29, 2012. Amortization expense decreased as a percentage of sales to 1.5% for the year ending December 28, 2013, from 1.6% for the year ending December 29, 2012.

Research Models and Services. In 2013, amortization of other intangibles for our RMS segment was $8.8 million, an increase of $2.4 million from $6.4 million in December 29, 2012. The increase was due to the amortization of intangible assets acquired in recent business acquisitions.
Preclinical Services. For the year ending December 28, 2013, amortization of other intangibles for our PCS segment was $9.0 million, a decrease of $2.7 million from $11.7 million for the year ending December 29, 2012. The decrease was due to intangible assets arising from legacy business acquisitions becoming fully amortized.
Operating Income. Operating income for the year ending December 28, 2013 was $151.4 million, a decrease of $14.4 million compared to $165.8 million for the year ending December 29, 2012. Operating income as a percentage of net sales for the year ending December 28, 2013 was 13.0% compared to 14.7% the year ending December 29, 2012. The reduction in operating income was due to several factors, including accelerated depreciation expense of $15.4 million related to two facilities in the U.S. that were vacated in 2013.
Research Models and Services. For 2013, operating income for our RMS segment was $181.3 million, a decrease of $21.1 million, or 10.4%, from $202.4 million in 2012. Operating income as a percentage of net sales for the year ending December 28, 2013 was 25.6% compared to 29.1% for the year ending December 29, 2012. Operating income in 2013 was affected by accelerated depreciation charges of $13.5 million related to the consolidation of research model production in California. Operating income declined year-over-year in our legacy research model production facilities in the U.S., Europe and Japan due to lower demand for research models in these regions. These declines were partially offset by increased operating income in our global EMD business and growth in the China, driven by our acquisition of 75% of Vital River in 2013.
Preclinical Services. For the year ending December 28, 2013, operating income for our PCS segment was $44.1 million, an increase of $9.5 million, or 27.5%, compared to $34.6 million for the year ending December 29, 2012. Operating income as a percentage of net sales increased to 9.6% in 2013 compared to 8.0% of net sales in December 29, 2012. The increase was driven by increased study volume in relation to our fixed cost structure, favorable study mix, and improved operating efficiencies, all of which increased operating margins, partially offset by accelerated depreciation of $1.9 million related to a leased facility in our U.S. Biologics Testing Services business.
Unallocated Corporate Overhead. Unallocated corporate overhead was $74.0 million during the year ending December 28, 2013, compared to $71.2 million during the year ending December 29, 2012. The increase is primarily the result of increased stock-based compensation and bonus expense and increased audit and tax fees, partially offset by lower Global IT and acquisition-related costs.
Interest Expense. Interest expense for 2013 was $21.0 million, compared to $33.3 million in 2012. The decrease was due to lower interest rates on our debt as a result of our debt refinancing in May 2013 and the associated retirement of our 2013 Notes.
Interest Income. Interest income for 2013 was $0.7 million, compared to $0.6 million for 2012 due to lower cash balances and lower interest rates on invested funds.
Other Income (Expense). Other income (expense) includes gains and losses from investments in limited partnerships accounted for under the Equity-Method, foreign currency transaction gains and losses, and changes in the cash surrender value of investments in life insurance contracts. Other income (expense) for 2013 was $7.2 million, compared to $(3.3) million in 2012. Other income increased due to gains recognized in 2013 on our investments in limited partnerships accounted for under the equity-method.
Income Taxes. Income tax expense in 2013 was $32.9 million, compared to $27.6 million in 2012. Our effective tax rate was 23.8% in 2013, compared to 21.3% in 2012. The increase of 2.5% in the effective tax rate for 2013 was primarily attributable to a discrete tax detriment of $2.0 million due to an adjustment related to the ongoing transfer pricing controversy with the Canadian Revenue Authority, a reduction in research and development tax benefits by $1.8 million arising from the adoption of a new refundable research and development credit provided for in a U.K. tax law change that was enacted in 2013, $1.4 million of costs from a new French tax law enacted in 2013 that applied retroactively to 2012 that limits the deductibility of interest by our French affiliates, and a discrete tax cost of $0.5 million related to nondeductible transaction costs incurred in 2012 for the acquisition of Vital River, which closed in the first quarter of 2013. These costs were partially offset by increased benefits from the domestic production deduction of $0.6 million and reduced unbenefitted tax losses of $0.6 million. The 2012 effective tax rate reflects a benefit from the settlement of the tax litigation related to the 2003 and 2004 Scientific Research and Experimental Development credits (SR&ED) claimed by our Preclinical services facility in Montreal.

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
Research Models and Services. Selling, general and administrative expenses for RMS for 2012 were $81.0 million, a decrease of $2.6 million, or 3.1%, compared to $83.6 million in 2011. Selling, general and administrative expenses decreased as a percentage of sales to 11.6% for the year ending December 29, 2012 from 11.8% for the year ending December 31, 2011. The decrease in selling, general and administrative expenses as a percent of sales was primarily due to cost-savings actions and the insurance settlement related to our Japan operations.
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
Operating Income. Operating income for the year ending December 29, 2012 was $165.8 million, a decrease of $8.5 million compared to $174.3 million for the year ending December 31, 2011. Operating income as a percentage of net sales for the year ending December 29, 2012 was14.7% compared to 15.3% the year ending December 31, 2011, due primarily to the impact of lower sales on our fixed cost base offset by cost savings actions.
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
Other Income (Expense). Other income (expense) includes gains and losses from investments in limited partnerships accounted for under the Equity-Method, foreign currency transaction gains and losses, and changes in the cash surrender value of investments in life insurance contracts. Other income (expense) for 2012 was $(3.3) million in 2012, compared to $(0.4) million in 2011.
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

Our principal sources of liquidity have been our cash flow from operations, supplemented by long-term borrowings. On May 29, 2013, we amended and restated our credit agreement dated September 23, 2011 to repay loans outstanding under the previous agreement, retire our 2.25% Senior Convertible Debentures and extend the maturity date under a new $970.0 million agreement (the $970M Credit Facility). The $970M Credit Facility has a maturity date of May 2018 and provides for a $420.0 million U.S. term loan and a $550.0 million multi-currency revolving credit facility. The revolving credit facility may be drawn in U.S. Dollars, Euros, Pound Sterling, or Japanese Yen, subject to sub-limits by currency. Under specified circumstances, we have the ability to expand the term loan and/or revolving credit facility by up to $350.0 million. The U.S. term loan matures in 20 quarterly installments through May 2018. The revolving credit facility matures in May 2018 and requires no scheduled payment before this date. The interest rates on the $970M Credit Facility are variable and are based on various applicable published rates plus a spread determined by our leverage ratio.
Our $350.0 million of 2.25% Senior Convertible Debentures matured in June 2013 and were retired with funds provided by the $970M Credit Facility and available cash.
Cash and cash equivalents totaled $155.9 million at December 28, 2013, compared to $109.7 million at December 29, 2012. At December 28, 2013, cash and cash equivalents was comprised of $8.0 million held in the United States and $147.9 million held by non-U.S. subsidiaries. The cash held by our non-U.S. subsidiaries will be used to fund working capital, capital expansion, pension obligations, and funding of future bolt-on acquisitions. We maintain liquidity in the U.S. by having the ability to borrow on our revolving line of credit. In addition to our cash and cash equivalents, as of December 28, 2013, we had $11.2 million in marketable securities, which were held by non-U.S. subsidiaries. In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of December 28, 2013 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.
Net cash provided by operating activities for the years ending December 28, 2013 and December 29, 2012 was $209.0 million and $208.0 million, respectively. Our days sales outstanding (DSO) increased to 56 days as of December 28, 2013 compared to 51 days as of December 29, 2012. Our DSO includes deferred revenue as an offset to accounts receivable in the calculation. The increase in our DSO was primarily driven by slower collections. However, we do not anticipate additional credit risk due to the increase. A one-day increase or decrease in our DSO represents a change of approximately $3.2 million of cash provided by operating activities. Our allowance for doubtful accounts was $5.0 million as of December 28, 2013 compared to $4.3 million as of December 29, 2012.
Net cash used in investing activities for 2013 and 2012 was $74.0 million and $55.0 million, respectively. During 2013, we acquired two business for $29.2 million in cash, net of cash acquired: we acquired 75% of Vital River for $24.2 million in cash, net of cash acquired of $2.7 million and the business of an EMD products and service provider in Singapore for $4.9 million in cash. During 2012, we acquired Accugenix Inc., which is part of our EMD business, for $16.9 million, net of cash acquired. Our capital expenditures during 2013 were $39.2 million, of which $24.4 million was related to the RMS segment and $14.8 million to the PCS segment. Capital expenditures in 2012 were $47.5 million.
Net cash used in financing activities for 2013 and 2012 was $84.2 million and $111.1 million, respectively. For 2013 and 2012, net payments from long-term borrowings were $11.5 million and $66.2 million and we purchased $165.9 million and $64.2 million of treasury stock, respectively. As of December 28, 2013, we had $139.1 million remaining for approved open market treasury stock purchases.

Minimum future payments of our contractual obligations at December 28, 2013 are as follows (in millions)

Contractual Obligations (in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Debt and capital leases	$663.1	$21.2	$89.3	$552.6	$—
Interest payments	37.1	9.3	17.0	10.8	—
Operating leases	55.1	14.0	18.7	10.6	11.8
Pension and supplemental retirement benefits	124.6	7.6	29.9	18.8	68.3
Redeemable noncontrolling interest	20.6		20.6
Commitment to limited partnership investments accounted for as equity-method affiliates	22.6	22.6
Total contractual cash obligations	$923.1	$74.7	$175.5	$592.8	$80.1
The estimated cash obligation for redeemable non-controlling interest, which is exercisable by the non-controlling interest holders in 2016 at fair value, is based on the estimated fair value of the interest as of December 28, 2013. The timing of the remaining capital commitment payments to limited partnership investments is subject to the procedures of the general partner and is therefore estimated by management. The above table does not reflect unrecognized tax benefits.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships. We include standard indemnification provisions in client contracts, which include standard provisions limiting our liability under such contracts, including our indemnification obligations, with certain exceptions.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that have been issued but are not yet effective that will have a material impact our future consolidated financial statements.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Certain of our financial instruments are subject to market risks, including interest rate risk and foreign currency exchange rates. We generally do not use financial instruments for trading or other speculative purposes.
Interest Rate Risk
We amended and restated our credit facility on May 29, 2013. Our primary interest rate exposure results from changes in LIBOR or the base rates that are used to determine the applicable interest rates under our term loans and revolving credit agreement.
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

During 2013, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on client transactions and certain balance sheet items, including intercompany loans. There were no foreign currency hedges outstanding as of December 28, 2013.

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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 28, 2013.
The effectiveness of our internal control over financial reporting as of December 28, 2013 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Charles River Laboratories International, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Charles River Laboratories International, Inc. and its subsidiaries at December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 25, 2014

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net sales related to products	$476,362	$467,944	$483,309
Net sales related to services	689,166	661,586	659,338
Net sales	1,165,528	1,129,530	1,142,647
Costs and expenses:
Cost of products sold	272,302	255,409	267,966
Cost of services provided	494,122	478,492	472,439
Asset impairments (Note 4)	4,202	3,548	7,492
Selling, general and administrative	225,695	208,248	198,648
Amortization of other intangibles	17,806	18,068	21,796
Operating income	151,401	165,765	174,306
Other income (expense):
Interest income	730	589	1,353
Interest expense	(20,969)	(33,342)	(42,586)
Other, net	7,165	(3,266)	(411)
Income from continuing operations, before income taxes	138,327	129,746	132,662
Provision for income taxes	32,911	27,628	17,140
Income from continuing operations, net of income taxes	105,416	102,118	115,522
Loss from discontinued operations, net of taxes	(1,265)	(4,252)	(5,545)
Net income	104,151	97,866	109,977
Less: Net loss (income) attributable to noncontrolling interests	(1,323)	(571)	(411)
Net income attributable to common shareholders	$102,828	$97,295	$109,566
Earnings (loss) per common share
Basic:
Continuing operations attributable to common shareholders	$2.18	$2.12	$2.26
Discontinued operations	$(0.03)	$(0.09)	$(0.11)
Net income attributable to common shareholders	$2.15	$2.03	$2.16
Diluted:
Continuing operations attributable to common shareholders	$2.15	$2.10	$2.24
Discontinued operations	$(0.03)	$(0.09)	$(0.11)
Net income attributable to common shareholders	$2.12	$2.01	$2.14

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts)

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net income	$104,151	$97,866	$109,977
Foreign currency translation adjustment:
Write-off of currency translation adjustment for liquidated entities	—	636	—
Foreign currency translation adjustment for the period	(15,322)	4,682	(12,264)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) for the period	—	209	(325)
Add: reclassification adjustment for losses included in net income	—	712	—
Defined benefit plan gains (losses) and prior service costs not yet recognized as components of net periodic pension cost:
Prior service cost and gains (losses) for the period	19,293	(8,634)	(23,728)
Amortization of prior service costs and net gains and losses	3,017	2,772	1,068
Comprehensive income, before tax	111,139	98,243	74,728
Income tax (benefit) related to items of other comprehensive income	7,805	(1,677)	(6,272)
Comprehensive income, net of tax	103,334	99,920	81,000
Less: comprehensive income related to noncontrolling interests	1,752	615	476
Comprehensive income attributable to common shareholders	$101,582	$99,305	$80,524

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 28, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$155,927	$109,685
Trade receivables, net	220,630	203,001
Inventories	89,396	88,470
Other current assets	85,847	83,601
Current assets of discontinued businesses	750	495
Total current assets	552,550	485,252
Property, plant and equipment, net	676,182	717,020
Goodwill, net	230,701	208,609
Other intangible assets, net	84,537	84,922
Deferred tax asset	35,536	38,554
Other assets	61,964	48,659
Long-term assets of discontinued businesses	3,151	3,328
Total assets	$1,644,621	$1,586,344
Liabilities and Equity
Current liabilities:
Current portion of long-term debt and capital leases	$21,437	$139,384
Accounts payable	31,770	31,218
Accrued compensation	58,461	46,951
Deferred revenue	54,177	56,422
Accrued liabilities	56,712	45,208
Other current liabilities	22,546	21,262
Current liabilities of discontinued businesses	1,931	1,802
Total current liabilities	247,034	342,247
Long-term debt and capital leases	642,352	527,136
Other long-term liabilities	82,497	104,966
Long-term liabilities of discontinued businesses	8,080	8,795
Total liabilities	979,963	983,144
Commitments and contingencies (Notes 1 and 10)
Redeemable noncontrolling interest	20,581	—
Shareholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 82,522,905 issued and 47,553,841 shares outstanding at December 28, 2013 and 79,607,981 issued and 48,220,037 shares outstanding at December 29, 2012, respectively	825	796
Additional paid-in capital	2,206,155	2,097,316
Accumulated deficit	(265,473)	(368,301)
Treasury stock, at cost, 34,969,064 shares and 31,387,944 shares at December 28, 2013 and December 29, 2012, respectively	(1,305,880)	(1,135,609)
Accumulated other comprehensive income	5,357	6,603
Total shareholders' equity	640,984	600,805
Noncontrolling interests	3,093	2,395
Total equity	664,658	603,200
Total liabilities and equity	$1,644,621	$1,586,344
See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Cash flows relating to operating activities
Net income	$104,151	$97,866	$109,977
Less: Loss from discontinued operations	(1,265)	(4,252)	(5,545)
Income from continuing operations	105,416	102,118	115,522
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	96,636	81,275	85,230
Amortization of debt issuance costs and discounts	9,561	17,622	20,010
Impairment charges	4,202	3,548	7,492
Non-cash compensation	24,542	21,855	21,706
Deferred income taxes	(846)	1,311	(8,668)
(Gain) loss on investments in limited partnerships	(5,864)	618	(869)
Other, net	755	5,519	(5,797)
Changes in assets and liabilities:
Trade receivables	(19,492)	(16,266)	7,669
Inventories	(1,571)	785	3,766
Other assets	2,421	(117)	(265)
Accounts payable	(7,080)	(3,257)	2,208
Accrued compensation	11,926	4,612	(7,412)
Deferred revenue	(3,297)	(915)	(9,515)
Accrued liabilities	759	(7,050)	(1,355)
Taxes payable and prepaid taxes	(3,054)	2,331	(13,782)
Other liabilities	(5,969)	(5,983)	(9,098)
Net cash provided by operating activities	209,045	208,006	206,842
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(29,218)	(16,861)	—
Capital expenditures	(39,154)	(47,534)	(49,143)
Purchases of investments	(17,566)	(18,537)	(24,556)
Proceeds from sale of investments	11,584	25,156	31,607
Other, net	307	2,786	5,447
Net cash used in investing activities	(74,047)	(54,990)	(36,645)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	511,804	74,116	250,708
Proceeds from exercises of stock options and warrants	93,789	18,359	20,625
Payments on long-term debt, capital lease obligation and revolving credit agreement	(523,304)	(140,347)	(252,965)
Purchase of treasury stock and Accelerated Stock Repurchase Program	(165,932)	(64,189)	(283,795)
Other, net	(594)	940	(6,359)
Net cash used in financing activities	(84,237)	(111,121)	(271,786)
Discontinued operations
Net cash used in operating activities	(1,906)	(106)	(1,559)
Net cash used in discontinued operations	(1,906)	(106)	(1,559)
Effect of exchange rate changes on cash and cash equivalents	(2,613)	(1,009)	(7,107)
Net change in cash and cash equivalents	46,242	40,780	(110,255)
Cash and cash equivalents, beginning of period	109,685	68,905	179,160
Cash and cash equivalents, end of period	$155,927	$109,685	$68,905
Supplemental cash flow information
Cash paid for interest	$12,029	$15,145	$22,321
Cash paid for taxes	$19,139	$17,032	$29,124
Capitalized interest	$243	$467	$298
Non-cash additions to property, plant and equipment	$6,960	$2,778	$5,302
Assets acquired under capital lease	$—	$69	$—

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands)

	Total	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid In Capital	Treasury Stock	Non-controlling Interest
Balance at December 25, 2010	$688,727	$(575,162)	$33,635	$775	$1,996,874	$(768,699)	$1,304
Components of comprehensive income, net of tax:
Net income	109,977	109,566					411
Other comprehensive income (loss)	(28,977)		(29,042)				65
Total comprehensive income	81,000						476
Tax detriment associated with stock issued under employee compensation plans	(802)				(802)
Issuance of stock under employee compensation plans	20,527			10	20,517
Acquisition of treasury shares	(269,655)				32,766	(302,421)
Accelerated Stock Repurchase equity instrument	(14,140)				(14,140)
Stock-based compensation	21,706				21,706
Balance at December 31, 2011	527,363	(465,596)	4,593	785	2,056,921	(1,071,120)	1,780
Components of comprehensive income, net of tax:
Net income	97,866	97,295					571
Other comprehensive income	2,054		2,010				44
Total comprehensive income	99,920						615
Tax benefit associated with stock issued under employee compensation plans	125				125
Issuance of stock under employee compensation plans	18,426			11	18,415
Acquisition of treasury shares	(64,489)					(64,489)
Stock-based compensation	21,855				21,855
Balance at December 29, 2012	603,200	(368,301)	6,603	796	2,097,316	(1,135,609)	2,395
Components of comprehensive income, net of tax:
Net income	104,151	102,828					1,323
Other comprehensive income	(817)		(1,246)				429
Total comprehensive income	103,334						1,752
Tax benefit associated with stock issued under employee compensation plans	1,069				1,069
Issuance of stock under employee compensation plans	93,821			29	93,792
Acquisition of treasury shares	(170,271)				—	(170,271)
Redeemable noncontrolling interest acquired in business combination	8,963						8,963
Adjustment of redeemable noncontrolling interest to fair value.	—				(10,564)		10,564
Stock-based compensation	24,542				24,542
Balance at December 28, 2013	$664,658	$(265,473)	$5,357	$825	$2,206,155	$(1,305,880)	$23,674

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
Charles River Laboratories International, Inc. (the "Company") together with its subsidiaries is a leading global provider of solutions that accelerate the drug discovery and development process including research models and associated services and outsourced preclinical services. Our fiscal year is the twelve-month period ending the last Saturday in December.

Principles of Consolidation
The consolidated financial statements include all majority-owned subsidiaries. Intercompany accounts, transactions and profits are eliminated.

Reclassifications
Certain reclassifications have been made to prior year statements to conform to the current year presentation. These reclassifications have no impact on period reported net income or cash flow.

Use of Estimates
The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management with consideration given to materiality. Estimates and assumptions are reviewed on an ongoing basis and the effect of revisions to the estimates and assumptions is reflected in the consolidated statements prospectively in the period in which they are revised.

Cash and Cash Equivalents
Cash equivalents include time deposits and highly liquid investments with original maturities at the purchase date of three months or less.

Trade Receivables
We record trade receivables net of an allowance for doubtful accounts. We establish an allowance for doubtful accounts based on historical collection information, a review of major client accounts receivable balances and current economic conditions in the geographies in which we operate. Provisions to the allowance for doubtful accounts were $1,332 in 2013, $947 in 2012 and $426 in 2011. Write offs against the allowance for doubtful accounts were $373 in 2013, $697 in 2012 and $1,228 in 2011.
The composition of net trade receivables is as follows:

	December 28, 2013	December 29, 2012
Client receivables	$190,423	$174,774
Unbilled revenue	35,184	32,494
Total	225,607	207,268
Less allowance for doubtful accounts	(4,977)	(4,267)
Net trade receivables	$220,630	$203,001

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

Marketable Securities
Investments in marketable securities are reported at fair value and consist of time deposits with original maturities of greater than three months. Realized gains and losses on these securities are included in other income (expense) and are determined using the specific identification method. We currently hold no trading or held-to-maturity securities.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The amortized cost, gross unrealized gains, gross unrealized losses and fair value for marketable securities by major security type were as follows:

	December 28, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$11,158	$—	$—	$11,158
	$11,158	$—	$—	$11,158

	December 29, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$6,781	$—	$—	$6,781
	$6,781	$—	$—	$6,781
Maturities of debt securities were as follows:

	December 28, 2013		December 29, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due less than one year	$11,158	$11,158	$6,781	$6,781
Due after one year through five years	—	—	—	—
Due after ten years	—	—	—	—
	$11,158	$11,158	$6,781	$6,781

Inventories
Inventories are stated at the lower of cost or market. Cost is determined on the average cost method for our small model business and first-in-first-out (FIFO) for our large model and EMD businesses. For our small model business, cost includes direct materials such as feed and bedding, costs of personnel directly involved in the care of the models, and an allocation of facility overhead. For our large model business, cost is primarily the external cost we pay to acquire the model. Certain of our businesses value inventory based on standard costs, which are periodically compared to and adjusted to actual costs. We determine market value based on either replacement cost or estimated selling price less cost to sell and a normal profit margin. Inventory costs are charged to cost of sales in the period the products are sold to an external party. Inventory reserves are recorded to reduce the carrying value for inventory determined to be damaged, obsolete or otherwise unable to be sold.
The composition of inventories is as follows:

	December 28, 2013	December 29, 2012
Raw materials and supplies	$15,028	$14,525
Work in process	11,715	11,082
Finished products	62,653	62,863
Inventories	$89,396	$88,470

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Other Current Assets
Other current assets consist of assets we expect to settle within the next twelve months.

	December 28, 2013	December 29, 2012
Prepaid assets	$20,058	$20,404
Deferred tax asset	29,139	30,018
Marketable securities	11,158	6,781
Prepaid income tax	25,247	26,169
Restricted cash	245	229
Other current assets	$85,847	$83,601

Property, Plant and Equipment
Property, plant and equipment, including improvements that significantly add to productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed as incurred. We capitalize interest on certain capital projects which amounted to $243 in 2013, $467 in 2012 and $298 in 2011, respectively. We also capitalize internal and external costs incurred during the application development stage of internal use software. Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets as follows: buildings, 20 to 40 years; machinery and equipment, 3 to 20 years; furniture and fixtures, 5 to 10 years; vehicles, 3 to 5 years; computer hardware and software, 3 to 8 years and leasehold improvements, the shorter of estimated useful life or the lease periods. We begin to depreciate capital projects in the first full month the asset is placed in service.
The composition of net property, plant and equipment is as follows:

	December 28, 2013	December 29, 2012
Land	$40,157	$40,812
Buildings	694,074	697,547
Machinery and equipment	367,244	356,960
Leasehold improvements	37,959	34,916
Furniture and fixtures	24,013	25,681
Vehicles	3,859	3,736
Computer hardware and software	112,328	107,171
Construction in progress	42,075	46,186
Total	1,321,709	1,313,009
Less accumulated depreciation	(645,527)	(595,989)
Net property, plant and equipment	$676,182	$717,020
Depreciation expense for 2013, 2012 and 2011 was $78,830, $63,207 and $63,435, respectively.
Valuation and Impairment of Goodwill and Indefinite-Lived Intangible Assets
Goodwill and other indefinite-lived intangibles are not amortized and are reviewed for impairment at least annually. Valuation of goodwill requires significant judgment. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business acquisition. A significant portion of the purchase price in our acquisitions is assigned to intangible assets and goodwill. Assigning value to intangible assets requires that we use significant judgment in determining (i) the fair value and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible assets will be amortized. We utilize commonly accepted valuation techniques, such as the income approach and the cost approach, as appropriate, in establishing the fair value of intangible assets. Typically, key assumptions include: projected revenues and expenses that will be generated or expended from the use of the intangible asset, costs that would be avoided due to our ownership of the asset, client turn-over in the case of client relationships intangible assets, and the discount rate reflecting the risk associated with achieving these key assumptions.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

We test goodwill for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have elected not apply the guidance available in ASU 2011-08, Testing Goodwill for Impairment, to assess purely qualitative factors as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We perform the first step of the two-step goodwill impairment test for each of our reporting units as of the first day of fiscal November. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit's goodwill with its carrying amount. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. Please refer to Note 3 for the results of our 2013 goodwill impairment test.
Valuation and Impairment of Long-Lived Assets
We assess the carrying value of property, plant and equipment and definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include but are not limited to the following:

•	significant financial underperformance relative to expected future operating results;

•	significant negative industry, market or economic trends; or

•	significant changes in our operating strategy that negatively affect the utilization of our long-lived assets.
We assign long-lived assets to groups based on the lowest level at which cash flows are largely independent from other cash flows. Should we determine that a trigger has been met, we determine the recoverability of the long-lived asset group based on an estimate of undiscounted future cash flows resulting from the use of the asset group, including its eventual disposition. Should we determine that the carrying value of held-for-use long-lived assets may not be recoverable, we then measure any resulting impairment based on the fair value of the long-lived asset group. In some cases, fair value is based on the income approach using projected discounted cash flows and using a discount rate commensurate with the risk inherent in our current business model. We may also estimate fair value based on market prices for similar assets, as appropriate. Significant judgments are required to estimate future cash flows, including the selection of appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for these assets.
Long-lived asset groups are classified as held-for-sale when the following conditions are met: we have committed to a plan to sell the asset group and it is unlikely that significant changes will be made to the plan; the asset group is available for immediate sale in its present condition and it is probable that the sale will be completed within one year; and an active program to locate a buyer has been initiated and the asset group is being marketed at a sale price that is reasonable in relation to its current fair value. Should we determine that the carrying value of held-for-sale long-lived assets exceeds its fair value, we will measure any impairment based on this difference. Subsequent adjustments to the carrying amount of held-for-sale assets based on changes in fair value are recorded but only to the extent of the carrying amount of the asset group when it entered the held-for-sale category.
Other Assets
Other assets consist of assets that we do not expect to settle within the next twelve months. The composition of other assets is as follows:

	December 28, 2013	December 29, 2012
Deferred financing costs	$7,126	$6,424
Cash surrender value of life insurance policies	26,507	25,240
Investments in limited partnerships	17,911	8,492
Other assets	10,420	8,503
Other assets	$61,964	$48,659

Accounting for Investments in Limited Partnerships
We have invested in a series of limited partnerships that invest in start-up companies primarily in the life sciences industry. Our total commitment to these entities as of December 28, 2013 is $35,000, of which we have funded $12,375 to date. Our ownership interest in these limited partnerships ranges from 3.8% to 12.1%. We account for these investments under the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Equity-Method, whereby we record our portion of investment gains and losses of the limited partnerships each reporting period. Accordingly, we recognized equity income/(loss) of $5,864, $(618) and $869 for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 respectively, reported in Other Income (Expense), net on our consolidated statements of income. As of December 28, 2013, these investments had a carrying value of $17,911, which is reported in Other Assets on the consolidated balance sheets.

Accounting for Investment in Life Insurance Contracts
Our investments in life insurance contracts are recorded at cash surrender value. Accordingly, we recognize the initial investment at the transaction price and remeasure the investment at cash surrender value based on fair value of underlying investments or contractual value each reporting period. Investments in and redemptions of these life insurance contracts are reported as cash flows from investing activities in the consolidated statement of cash flows. At December 28, 2013, we held 30 contracts with a carrying value of $26,507 and a face value of $67,482.

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
During 2013, 2012 and 2011, we implemented staffing reductions to improve operating efficiency and profitability at various sites. As a result of these actions, for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, we recorded severance and retention charges as shown below. As of December 28, 2013, $1,475 was included in accrued compensation and $1,307 in other long-term liabilities on our consolidated balance sheet. As of December 29, 2012, $1,885 was included in accrued compensation and $1,751 in other long-term liabilities on our consolidated balance sheet.
The following table rolls forward our severance and retention cost liability:

	Severance and Retention Costs
	2013	2012	2011
Balance, beginning of period	$3,636	$3,374	$10,658
Expense	3,223	2,576	5,462
Payments/utilization	(4,077)	(2,314)	(12,746)
Balance, end of period	$2,782	$3,636	$3,374

The following table presents severance and retention costs by classification on the income statement:

	Fiscal Year Ended
	2013	2012	2011
Severance charges included in cost of sales	$1,477	$1,203	$1,012
Severance charges included in selling, general and administrative expense	1,746	1,373	4,450
Total expense	$3,223	$2,576	$5,462

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table presents severance and retention cost by segment:

	Fiscal Year Ended
	2013	2012	2011
Research models and services	$2,055	$1,068	$1,196
Preclinical services	1,164	1,508	4,372
Corporate	4	—	(106)
Total expense	$3,223	$2,576	$5,462
Other Current Liabilities
Other current liabilities consist of liabilities we intend to settle within the next twelve months.
The composition of other current liabilities is as follows:

	December 28, 2013	December 29, 2012
Accrued income taxes	$18,773	$18,216
Current deferred tax liability	1,960	410
Accrued interest and other	1,813	2,636
Other current liabilities	$22,546	$21,262

Other Long-Term Liabilities
Other long-term liabilities consist of liabilities we do not intend to settle within the next twelve months.
The composition of other long-term liabilities is as follows:

	December 28, 2013	December 29, 2012
Deferred tax liability	$14,988	$13,147
Long-term pension liability	16,219	44,316
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	28,708	26,663
Other long-term liabilities	22,582	20,840
Other long-term liabilities	$82,497	$104,966

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Revenue Recognition
We recognize revenue related to our products, which include research models, endotoxin and microbial detection (EMD) technology and avian vaccine support products, when persuasive evidence of an arrangement exists, generally in the form of client purchase orders, title and risk of loss have transferred, which generally occurs upon delivery of the products, the sales price is fixed or determinable and collectability is reasonably assured. For large models, in some cases clients pay in advance of delivery of the product. These advances are deferred and recognized as revenue upon delivery of the product.

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

Deferred and unbilled revenue are recognized in our consolidated balance sheets. In some cases, a portion of the contract fee is paid at the time the services are initiated. These advances are recorded as deferred revenue and recognized as revenue as services are performed. Conversely, in some cases, revenue is recorded based on the level of service performed in advance of billing the client and recognized as unbilled receivable.
Guarantees
We include standard indemnification provisions in client contracts, which include standard provisions limiting our liability under such contracts, including our indemnification obligations, with certain exceptions. In addition, we are the guarantor of certain facility leases for businesses that have been sold to other parties. When we sell the business, we recognize the retained lease guarantee as a liability on our books at fair value and we amortize the liability ratably as our obligation decreases. In addition, we record contingent losses on the guarantee when it is probable that we will be required to make lease payments in excess of the remaining carrying amount of the guarantee liability and the additional payments are reasonably estimable. See Note 12 for discussion of guarantees related to our Phase I clinical business that we discontinued in 2011.

Derivatives and Hedging Activities
During the three years ended December 28, 2013, we entered into forward foreign currency contracts in order to hedge the foreign exchange impact of cash collections at our Canadian facility related to accounts receivable denominated in U.S. dollars and an intercompany loan between two of our subsidiaries with different functional currencies. As of December 28, 2013, there were no outstanding forward contracts. We recorded losses associated with these forward foreign currency contracts of $853 in 2013, $1,260 in 2012 and $6,287 in 2011.

Fair Value
We hold cash equivalents, investments and certain other assets and liabilities that are carried at fair value. We generally determine fair value using a market approach based on quoted prices of identical instruments when available. When market quotes of identical instruments are not readily accessible or available, we determine fair value based on quoted market prices of similar instruments. As of December 28, 2013, we do not have any significant non-recurring measurements of non-financial assets and non-financial liabilities other than the adjustment of our PCS Massachusetts facility to fair value in the fourth quarter of 2013 based on an impairment charge recorded in the period.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The valuation methodologies used for assets and liabilities measured at fair value are as follows:

•	Time deposits—Valued at their ending balances as reported by the financial institutions that hold our securities, which approximates fair value.

•	Investments in life insurance policies—Valued at cash surrender value based on fair value of underlying investments.

•	Long-lived assets impaired during the period—Valued at fair value at the date of the impairment based upon the income or market approach.

•	Hedge contracts (such as forward currency contracts)—Valued at fair value by management based on our foreign exchange rates and forward points provided by banks.

•
Redeemable noncontrolling interest—Valued using a weighted combination of a market-based approach, utilizing information about our company as well as publicly available industry information to determine revenue and earnings multiples, and an income approach based on estimated future cash flows based on projected financial data discounted by a weighted average cost of capital. Significant assumptions include a discount rate of 18.5% and a long-term pretax operating margin of approximately 31.7%.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 28, 2013
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets and Liabilities at Fair Value
Time deposits	$—	$11,158	$—	$11,158
Life insurance policies	—	19,534	—	19,534
Total assets measured at fair value	—	30,692	—	30,692

Redeemable noncontrolling interest	—	—	20,581	20,581
Total liabilities measured at fair value	$—	$—	$20,581	$20,581

	Fair Value Measurements at December 29, 2012
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets and Liabilities at Fair Value
Time deposits	$—	$6,781	$—	$6,781
Life insurance policies	—	19,555	—	19,555
Hedge contract	—	16	—	16
Total assets measured at fair value	$—	$26,352	$—	$26,352

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table presents a reconciliation for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 28, 2013 and December 29, 2012.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year ended
Redeemable Noncontrolling Interest (Liability)	December 28, 2013
Beginning balance	$—
Transfers in and/or out of Level 3	—
Purchases, issuances and settlements	8,963
Total gains or losses (realized/unrealized):
Included in other income (expense)	687
Included in other comprehensive income (CTA)	367
Included in additional paid-in capital	10,564
Ending balance	$20,581
During the quarter ended December 28, 2013, we recorded an impairment charge for long-lived assets held and used related to our PCS Massachusetts facility (see Note 4). As a result, we adjusted the carrying amount of this asset group, which consists of land, building and fixtures, to fair value. Fair value was determined based on a weighted average of the replacement cost, market and income valuation approaches. In applying the income approach, we estimated the future net cash flows associated with leasing the asset group in the current market. In applying the replacement cost approach, we estimated the current estimated cost to reconstruct the facility and deducted the loss in value due to depreciation and obsolesce considerations. In applying the market approach, we performed a market sales comparison and adjusted for certain criteria, such as location, age and square footage, to make for a meaningful comparison. We determined the average of the three valuation approaches and adjusted the carrying value of the asset group to its fair value of $39,500, which we classified as Level 3, whereby the inputs are based on management's internal estimates and not corroborated with observable market data.
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
As of December 28, 2013, earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $210,328. No provision for U.S. income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to additional U.S. Federal and state income taxes and foreign income and withholding taxes, which could be material. It is our policy to indefinitely reinvest the earnings of our non-U.S. subsidiaries unless they can be repatriated in a manner that generates a tax benefit or an unforeseen cash need arises in the United States and the earnings can be repatriated in a manner that is substantially tax free. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable due to the complexities with the hypothetical calculation. Additionally, the amount of the liability is dependent upon the circumstances existing if and when the remittance occurs.
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
Foreign Currency Translation
The functional currency of each of our operating foreign subsidiaries is local currency. The financial statements of these subsidiaries are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and equity at historical exchange rates. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income in the accompanying balance sheet. Exchange gains and losses on foreign currency transactions are recorded as other income or expense. We recorded an exchange gain (loss) of $136 in 2013, $(892) in 2012 and $6,237 in 2011.

Other Comprehensive Income
Our other comprehensive income (OCI) consists of unrealized gains (losses) on available-for-sale marketable securities, foreign currency translation adjustments and unrecognized pension gains and losses and prior service costs and credits. These items are presented, before tax effects, in the consolidated statements of other comprehensive income. We disclose the tax effects on each item included in Note 6.

Pension Plans
Our defined benefit pension plans' assets, liabilities and expenses are calculated using various assumptions. These assumptions are reviewed annually, or whenever otherwise required, based on reviews of current plan information and consultations with independent investment advisers and actuaries. The selection of assumptions requires a high degree of judgment and may materially change from period to period.
We recognize the funded status of our benefit plans on our consolidated balance sheets. We recognize gains, losses and prior service costs or credits that arise during the period that are not recognized as components of net periodic benefit cost as a component of accumulated other comprehensive income, net of tax. We measure plan assets and obligations as of the date of our fiscal year-end balance sheet. Additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation are disclosed in the Note 8 of these financial statements.
Our defined benefit pension plans' assets, liabilities and expenses are calculated by accredited independent actuaries using various assumptions, which are approved by management. The actuarial computations require the use of assumptions to estimate the total benefits ultimately payable to employees and to allocate this cost to the service periods. The key assumptions used to calculate pension costs are determined and reviewed annually by management after consulting with outside investment advisers and actuaries. The key assumptions include the discount rate, the expected return on plan assets and expected future rate of salary increases. In addition, our actuaries utilize other assumptions such as withdrawal and mortality rate. The assumed discount rate, which is intended to be the rate at which benefits could effectively be settled, is adjusted based on the change in the long-term bond yield as of the measurement date.
We estimate the future return on invested pension assets annually based on information prepared by our outside actuaries and investment advisers, our targeted asset allocations and our own assumptions about that market. Our forward-looking pension assumptions, such as the rate of return on invested assets, are approved annually by our pension committee in the first quarter of the year and are updated as needed as of year-end. The rate of return on invested plan assets is primarily based on capital market models prepared by our advisers. These models use asset-class specific expected returns, standard deviations and correlation coefficients to derive a distribution of expected average portfolio return over the future duration of the pension plan's liabilities.
Differences between actual investment returns and estimated investment returns are recorded in accumulated other comprehensive income (loss) (AOCI) and are amortized over the remaining duration of the pension plans. As of December 28, 2013, the Company's AOCI includes $39,788 of net actuarial losses, which will be amortized over approximately 22 years.
Earnings Per Share
Basic earnings per share are calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share are calculated by adjusting the weighted average number of common shares outstanding to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, to the extent these additional shares are not anti-dilutive.

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

Recent Accounting Pronouncements
There are no recent accounting pronouncements that have been issued but are not yet effective that will have a material impact our future consolidated financial statements.
2. BUSINESS ACQUISITIONS

We completed two business acquisitions during the year ended December 28, 2013 and one business acquisition for the year end December 29, 2012. The results of operations of the acquired businesses are included in the accompanying consolidated financial statements from the dates of acquisition. During the year ended December 31, 2011 no significant business acquisitions were completed.

EMD Singapore
On October 4, 2013, we acquired an EMD products and service provider located in Singapore for approximately $4,934 in cash, subject to certain closing adjustments. The financial results of the acquired entity will be included in our RMS reportable business segment.

The preliminary purchase price allocation is as follows:

Current assets	$300
Property, plant and equipment	154
Definite-lived intangible assets	1,885
Goodwill	2,659
Current liabilities	(64)
Total purchase price allocation	$4,934

The breakout of definite-lived intangible assets acquired is as follows:

		Weighted average amortization life (in years)
Client relationships	$1,870	8.0
Other intangible assets	15	2.0
Total definite-lived intangible assets	$1,885	8.0

The definite-lived intangibles are largely attributed to the expected cash flows related to client relationships existing at the acquisition closing date. The goodwill resulting from the transaction is primarily attributed to the potential growth of the business in Southeast Asia. The goodwill is not deductible for tax purposes. The accounting for this acquisition is not yet complete due to our ongoing assessment of the fair value of assets acquired and associated income tax accounting thereon. We expect to complete the acquisition accounting in 2014.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The purchase price allocation, net of $2,671 of cash acquired, is as follows:

Current assets (excluding cash)	$3,092
Property, plant and equipment	10,468
Other long-term assets	2,242
Definite-lived intangible assets	16,954
Goodwill	16,989
Current liabilities	(11,303)
Long term liabilities	(5,260)
Redeemable noncontrolling interest	(8,963)
Total purchase price allocation	$24,219

The breakout of definite-lived intangible assets acquired is as follows:

		Weighted average amortization life (in years)
Client relationships	$14,741	11.7
Reacquired rights	2,053	1.3
Other intangible assets	160	2.8
Total definite-lived intangible assets	$16,954	10.4

The definite-lived intangibles are largely attributed to the expected cash flows related to client relationships existing at the acquisition closing date. In addition, the Company reacquired a right previously granted to the entity related to a royalty agreement for the distribution of products in China. The value assigned to the reacquired right is being amortized over the remaining life of the existing royalty agreement. The goodwill resulting from the transaction is primarily attributed to the potential growth of the business in China. The goodwill is not deductible for tax purposes.

Concurrent with the acquisition, the Company entered into a joint venture agreement with the noncontrolling interest holders that provide the Company with the right to purchase the remaining 25% of the entity for cash at its then appraised value beginning in January 2016. Additionally, the noncontrolling interest holders were granted the right to require the Company to purchase the remaining 25% of the entity at its then appraised value beginning in January 2016 for cash. These rights are accelerated in certain events. As the noncontrolling interest holders can require the Company to purchase for cash the remaining 25% interest, we classify the carrying amount of the noncontrolling interest above the equity section and below liabilities on the consolidated balance sheet. The acquisition-date fair value of the noncontrolling interest was determined based on the fair value of the consideration exchanged for the 75% of Vital River. Subsequent to the acquisition, each quarter we adjust the carrying amount of the noncontrolling interest to fair value using a weighted combination of a market-based approach and an income approach. The income approach uses estimated future cash flows based on projected financial data discounted by a rate which considers the Company's weighted average cost of capital and the specific risks of achieving these cash flows. Adjustments to fair value are recorded through additional paid-in capital.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The purchase price allocation, net of $1,547 of cash acquired is as follows:

Current assets (excluding cash)	$2,162
Property, plant and equipment	549
Current liabilities	(911)
Long term liabilities	(3,700)
Definite-lived intangible assets	8,400
Goodwill	10,361
Total purchase price allocation	$16,861
The definite-lived intangible assets acquired are as follows:

		Weighted average amortization life (in years)
Client relationships	$1,500	13.0
Proprietary database	4,100	11.0
Standard operating procedures	2,500	4.0
Trademarks	300	12.0
Total definite-lived intangible assets	$8,400	9.3

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

3. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table displays the gross carrying amount and accumulated amortization of definite-lived intangible assets by major class:

	December 28, 2013		December 29, 2012
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Backlog	$2,916	$(2,507)	$2,875	$(2,375)
Client relationships	311,507	(238,002)	305,178	(231,902)
Client contracts	15,633	(15,633)	15,366	(15,366)
Trademarks and trade names	5,399	(4,997)	5,326	(4,821)
Standard operating procedures	2,754	(1,498)	2,751	(863)
Other identifiable intangible assets	10,432	(4,905)	10,033	(4,718)
Total definite-lived intangible assets	$348,641	$(267,542)	$341,529	$(260,045)

Additionally, as of December 28, 2013 and December 29, 2012, other intangible assets, net, consisted of $3,438 of indefinite-lived intangible assets.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following is a schedule of goodwill by reportable segment and changes in the gross carrying amount and accumulated amortization of goodwill:

		Adjustments to Goodwill			Adjustments to Goodwill
	Balance at December 31, 2011	Acquisitions	Foreign Exchange/ Impairment	Balance at December 29, 2012	Acquisitions	Foreign Exchange/ Impairment	Balance at December 28, 2013
Research Models and Services
Gross carrying amount	$52,681	$10,361	$97	$63,139	$19,647	$765	$83,551
Preclinical Services
Gross carrying amount	1,149,880	—	590	1,150,470	—	1,680	1,152,150
Accumulated impairment loss	(1,005,000)	—	—	(1,005,000)	—	—	(1,005,000)
Total
Gross carrying amount	$1,202,561	$10,361	$687	$1,213,609	$19,647	$2,445	$1,235,701
Accumulated impairment loss	(1,005,000)		—	(1,005,000)			(1,005,000)
Goodwill, net	$197,561			$208,609			$230,701
Our annual goodwill impairment assessment has historically been completed at the beginning of the fourth quarter. Based on our step one assessment for 2013, 2012 and 2011, the fair value of each reporting unit exceeded the reporting unit's book value (including allocated goodwill) and, therefore, our goodwill was not impaired.
Amortization expense of intangible assets for 2013, 2012 and 2011 was $17,806, $18,068 and $21,796, respectively. Amortization of revenue-producing intangible assets is excluded from cost of services.
Estimated amortization expense for intangible assets for each of the next five fiscal years is expected to be as follows:

2014	$16,396
2015	13,281
2016	11,351
2017	10,057
2018	9,181

4. RESTRUCTURING AND ASSET IMPAIRMENTS
For the years ended 2013, 2012 and 2011, based on our most recent market outlook, we assessed our long-lived assets for impairment. The assessment included an evaluation of the ongoing cash flows associated with the use of the long lived assets.
In the fourth quarter of 2013, we recorded an asset impairment charge of $3,753, which was included in cost of sales, related to an adjustment to fair value of long-lived assets associated with our PCS Massachusetts facility. The long-lived assets, which include land, building and associated building improvements and equipment, were adjusted to an estimated fair market value of $39,500. In 2010, due to a decrease in demand for preclinical services and excess capacity in the industry, we consolidated our global preclinical facilities and temporarily ceased operations at this facility. As a result, we conducted an impairment test of the facility and adjusted the long-lived asset group to fair market value. We intend to maintain the space in the event additional capacity is needed in the future. Given the change in real estate values for similar properties in the surrounding area, we performed an updated asset impairment test in 2013. We calculated the fair value of the long-lived assets based upon a valuation completed by an independent third party valuation firm specializing in real estate. We utilized a weighted combination of the market value approach, cost replacement approach, and income capitalization approach. The resulting fair value of the asset group was below its book value. Accordingly, we recorded an impairment charge representing the excess of the carrying value of those assets over their respective fair market values. The decrease in fair market value was driven by a general trend in the regional real estate market, which currently favors real estate in Boston metropolitan area and is experiencing a decline in suburban markets. The long-lived assets of the facility are classified as held-for-use and we continue to depreciate these assets over their useful economic life.

During 2013, we implemented a plan to consolidate production in our U.S. research model facilities, which to date has resulted in the abandonment of certain long-lived assets, including a building at one of our facilities in California. As a result of these actions, we recorded $13,531 of accelerated depreciation to cost of sales related to the building based on its revised useful life. Also during 2013 we implemented a plan to consolidate operations within our U.S. Biologics facility, which is a leased facility, resulting in the abandonment of leasehold improvements and associated accelerated depreciation of $1,864, recorded in cost of sales, related to those leasehold improvements. We also recorded in 2013 asset impairments of $449 to cost of sales related to the consolidation of European operations noted in the following paragraph.
In 2012, we commenced a consolidation of certain research model operations in Europe. As a result, we recorded an impairment charge of $3,548 to cost of sales for the disposition of facilities that we own. Following the impairment, the long-lived asset group was classified as held-for-use as we ceased operations over the following several months. We have commenced a search for a buyer of the facility. We continue to utilize the facility in a limited capacity and, accordingly, we have not yet met the criteria for classifying the facility as held-for-sale. Once these conditions are met, we will classify the long-lived assets as held-for-sale, cease depreciation and adjust the assets to fair value quarterly.
In 2011, certain long-lived assets related to facilities in our RMS segment were no longer in use and not expected to be fully recoverable and as a result we recorded an impairment charge of $692 included in cost of sales. In addition, we sold the assets of our PCS-China facility for $4,593 and recognized a gain on the sale of $3,776. Also in 2011, we determined that the carrying value of our in process research and development acquired in the acquisition of SPC exceeded its fair value and as a result we recorded an impairment charge of $6,800 included in selling, general and administrative expenses.

5. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-Term Debt
Long-term debt consists of the following:

	December 28, 2013	December 29, 2012
2.25% Senior convertible debentures:
Principal	$—	$349,995
Unamortized debt discount	—	(6,726)
Net carrying amount of senior convertible debentures	—	343,269
Term loan facility	409,500	290,947
Revolving credit facility	253,308	32,000
Other long-term debt	241	232
Total debt	663,049	666,448
Less: current portion of long-term debt	(21,241)	(139,373)
Long-term debt	$641,808	$527,075
Minimum future principal payments of long-term debt at December 28, 2013 are as follows:

Fiscal Year
2014	$21,241
2015	42,000
2016	47,250
2017	68,250
2018	484,308
Total	$663,049

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

On May 29, 2013, we amended and restated our credit agreement dated September 23, 2011 to repay loans outstanding under the previous agreement, to retire our 2.25% Senior Convertible Debentures (the "2013 Notes") and to extend the maturity date of our credit agreement under a new $970,000 agreement (the "$970M Credit Facility"). The $970M Credit Facility provides a $420,000 U.S. term loan facility (the "Term Loan") and a $550,000 multi-currency revolving credit facility (the "Credit Facility"). The revolving credit facility may be drawn in U.S. Dollars, Euros, Pound Sterling, or Japanese Yen, subject to sub-limits by currency. Under specified circumstances, we have the ability to expand the term loan and/or revolving credit facility by up to $350,000 in the aggregate.
The $420,000 U.S. term loan matures in quarterly installments through maturity on May 29, 2018. The revolving credit facility also matures on May 29, 2018 and requires no scheduled payment before this date. The interest rates applicable to our term loans and revolving loans under the credit agreement are variable and based on an applicable rate plus a spread determined by our leverage ratio. As of December 28, 2013, the interest rate spread for adjusted LIBOR loans was 1.25%.
The $970M Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to our business and negative and affirmative covenants. As of December 28, 2013, we were compliant with all financial covenants. These covenants include (1) maintenance of a ratio of consolidated earnings before interest, taxes, depreciation and amortization less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 3.5 to 1.0 as well as (2) maintenance of a ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization for any period of four consecutive fiscal quarters, of no more than 3.75 to 1.0. In addition, we must maintain a ratio of consolidated indebtedness to quarterly consolidated earnings before interest, taxes, depreciation and amortization of 3.5 to 1.0 for our first and second fiscal quarters of 2014 and of 3.25 to 1.0 for each fiscal quarter thereafter. Our obligations under the credit agreement are guaranteed by our material domestic subsidiaries and are secured by substantially all of our assets, including a pledge of 100% of the capital stock of our domestic subsidiaries (other than the capital stock of any domestic subsidiary that is treated as a disregarded entity for U.S. federal income tax purposes) and 65% of the capital stock of certain first-tier foreign subsidiaries and domestic disregarded entities, and mortgages on owned real property in the U.S. having a book value in excess of $10,000. We had $4,855 outstanding under letters of credit as of December 28, 2013.
As noted above, our 2013 Notes were retired from the proceeds of the $970M Credit Facility and available cash and were done without triggering any of the conversion features. As a result of the refinancing and the associated modification and extinguishment of the previous debt agreement, we recognized an extinguishment loss of $389, which is included in interest expense.
We have capital leases for equipment. These leases are capitalized using interest rates considered appropriate at the inception of each lease. Capital lease obligations amounted to $740 and $72 at December 28, 2013 and December 29, 2012, respectively.

6. EQUITY

Earnings Per Share
Basic earnings per share for 2013, 2012 and 2011 was computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods. Diluted earnings per share for these periods was computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for each period adjusted for the dilutive effect outstanding stock options and unvested restricted stock. Options to purchase 2,288,926 shares, 4,590,925 shares and 4,249,564 shares were outstanding at December 28, 2013, December 29, 2012 and December 31, 2011, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. In addition, weighted average shares outstanding for 2013, 2012 and 2011 excluded the weighted average impact of 1,096,550, 934,505 and 703,011 shares, respectively, of non-vested fixed restricted stock awards.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table illustrates the reconciliation of the numerator and denominator in the computations of the basic and diluted earnings per share:

	December 28, 2013	December 29, 2012	December 31, 2011
Numerator:
Income from continuing operations for purposes of calculating earnings per share	$104,093	$101,547	$115,111
Income (loss) from discontinued businesses	$(1,265)	$(4,252)	$(5,545)
Denominator:
Weighted-average shares outstanding—Basic	47,740,167	47,912,135	50,823,063
Effect of dilutive securities:
Stock options and contingently issued restricted stock	749,155	494,185	495,179
Weighted-average shares outstanding—Diluted	48,489,322	48,406,320	51,318,242
Basic earnings per share from continuing operations attributable to common shareholders	$2.18	$2.12	$2.26
Basic earnings (loss) per share from discontinued operations attributable to common shareholders	$(0.03)	$(0.09)	$(0.11)
Diluted earnings per share from continuing operations attributable to common shareholders	$2.15	$2.10	$2.24
Diluted earnings (loss) per share from discontinued operations attributable to common shareholders	$(0.03)	$(0.09)	$(0.11)
The sum of the earnings per share from continuing operations attributable to common shareholders and the earnings (loss) per share from discontinued operations attributable to common shareholders does not necessarily equal the earnings (loss) per share from net income attributable to common shareholders in the consolidated statements of operations due to rounding.
Treasury Shares
The Company's Board of Directors has authorized an aggregate stock repurchase program of $1,000,000, which includes $750,000 approved in 2010 and $250,000 approved in 2013. As of December 28, 2013, the Company had $139,099 of remaining authorization under this stock repurchase program. In order to enable us to facilitate, on a more timely and cost efficient basis, the repurchase of a substantial number of our shares pursuant to that stock repurchase authorization, we entered into a series of accelerated stock repurchase (ASR) programs in 2010 and 2011. The ASR programs are recorded as two transactions allocated between the initial purchase of treasury stock and a forward contract indexed to our common stock. The treasury shares result in an immediate reduction of shares on our statement of financial position and in our EPS calculation.
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
During 2013, 2012 and 2011, we repurchased 3,468,031 shares of common stock for $165,717, 1,705,521 shares of common stock for $61,442 and 3,790,762 shares of common stock for $130,853, respectively, under our Rule 10b5-1 Purchase Plans and in open market trading. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Share repurchases through ASR programs and open market purchases during 2013, 2012 and 2011 were as follows:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Number of shares of common stock repurchased	3,468,031	1,705,521	8,428,494
Total cost of repurchase	$165,717	$61,442	$299,479
Additionally, our 2000 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the fiscal year ended December 28, 2013, December 29, 2012 and December 31, 2011, we acquired shares 113,424 for $4,554, 84,250 shares for $3,047 and 79,704 shares for $2,942, respectively, as a result of such withholdings.
Accumulated Deficit
None of our accumulated deficit is restricted due to statutory requirements in the local jurisdiction of a foreign subsidiary as of December 28, 2013 and December 29, 2012.

Accumulated Other Comprehensive Income
The composition of accumulated other comprehensive income is as follows:

	Foreign Currency Translation Adjustment	Pension Gains/(Losses) and Prior Service (Cost)/Credit Not Yet Recognized as Components of Net Periodic Benefit Costs	Net Unrealized Gain on Marketable Securities	Accumulated Other Comprehensive Income
Balance at December 31, 2011	$38,685	$(33,171)	$(921)	$4,593
Period change	5,274	(5,862)	921	333
Tax	98	1,579	—	1,677
Balance at December 29, 2012	$44,057	$(37,454)	$—	$6,603
Period change	(15,751)	22,310	—	6,559
Tax	197	(8,002)	—	(7,805)
Balance at December 28, 2013	$28,503	$(23,146)	$—	$5,357

Warrants
Separately and concurrently with the pricing of the 2013 Notes in June 2006, we issued warrants for approximately 7,200,000 shares of our common stock. The warrants give the holders the right to receive, for no additional consideration, cash or shares, at our option, with a value equal to the appreciation in the price of our shares above $59.63 and expire between September 13, 2013 and January 22, 2014 over 90 equal increments. As of December 28, 2013, warrants for approximately 1,271,459 shares were outstanding and none were subsequently exercised.

Noncontrolling Interests
A noncontrolling interest resulted from our acquisition of a 75% ownership interest in Vital River. We entered into a joint venture agreement with the noncontrolling interest holders that provides us with the right to purchase, and the noncontrolling interest has the right to require us to purchase, the remaining 25% of the entity for cash at its then appraised fair value beginning in January 2016. See Note 2 for additional information. As the noncontrolling interest holders can require us to purchase the remaining 25% interest for cash, we classify the carrying amount of the noncontrolling interest above the equity section and below liabilities on the consolidated balance sheet and we adjust the carrying amount to fair value at the end of each reporting period. Adjustments to fair value are recorded through additional paid-in capital. The carrying value of the Vital River noncontrolling interest is $20,581 at December 28, 2013.
We hold investments in several joint ventures. These joint ventures are separate legal entities whose purpose is consistent with our overall operations and represent geographic and business segment expansions of existing markets. The financial results of all joint ventures were consolidated in our results as we have the ability to exercise control over these entities. The interests of

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

the outside joint venture partners in these joint ventures have been recorded as noncontrolling interest totaling $3,093 and $2,395 at December 28, 2013 and December 29, 2012, respectively.

7. INCOME TAXES
An analysis of the components of income from continuing operations before income taxes and the related provision for income taxes is presented below:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Income from continuing operations before income taxes
U.S.	$39,900	$35,504	$47,158
Non-U.S.	98,427	94,242	85,504
	$138,327	$129,746	$132,662
Income tax provision
Current:
Federal	$10,832	$(1,447)	$3,957
Foreign	18,370	26,411	20,727
State and local	4,240	1,353	1,124
Total current	$33,442	$26,317	$25,808
Deferred:
Federal	$5,468	$13,132	$2,961
Foreign	(6,431)	(12,683)	(11,649)
State and local	432	862	20
Total deferred	$(531)	$1,311	$(8,668)
	$32,911	$27,628	$17,140
Net deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws.

	December 28, 2013	December 29, 2012
Compensation	$38,836	$52,668
Accruals and reserves	2,356	2,160
Inventory reserves and valuations	1,696	3,663
Financing related	1,594	2,545
Goodwill and other intangibles	(21,826)	(14,982)
Net operating loss and credit carryforwards	58,891	55,067
Depreciation related	(22,389)	(37,212)
Non-indefinitely reinvested earnings	—	(146)
Investments in limited partnerships	(2,720)	(405)
Other	(1,640)	(839)
	54,798	62,519
Valuation allowance	(7,071)	(7,504)
Total deferred taxes	$47,727	$55,015

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Reconciliations of the statutory U.S. Federal income tax rate to effective tax rates are as follows:

	December 28, 2013	December 29, 2012	December 31, 2011
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Foreign tax rate differences	(8.0)%	(8.0)%	(6.7)%
State income taxes, net of Federal tax benefit	1.6%	1.5%	2.1%
Unbenefitted losses and changes in valuation allowance	0.4%	0.8%	0.6%
Impact of repatriation of non-U.S. earnings	—%	—%	0.5%
Research tax credits and enhanced deductions	(6.6)%	(8.2)%	(7.6)%
Enacted tax rate changes	(0.4)%	(0.2)%	(1.0)%
Impact of tax uncertainties	1.0%	(1.2)%	(1.0)%
Releasing valuation allowance on loss from disposition of the Phase 1 Clinical business	—%	—%	(8.4)%
Non taxable gain from settlement of life insurance policy	—%	—%	(2.2)%
Other	0.8%	1.6%	1.6%
	23.8%	21.3%	12.9%
As of December 28, 2013, we have non-U.S. net operating loss carryforwards, the tax effect of which is $12,951. Of this amount, $524 will expire in 2014, and $218 will expire between 2014 and 2031. The remainder of $12,209 can be carried forward indefinitely. We have U.S. net operating loss carryforwards at the state level, the tax effect of which is $94, which will expire between 2016 and 2031. We have U.S. foreign tax credit carryforwards of $21,733. Of this amount, $12,783 will expire in 2019, $6,255 will expire in 2020, $2,411 will expire in 2021 and the remaining $284 thereafter. We have Canadian Scientific Research and Experimental Development (SR&ED) credit carryforwards of $23,946, which will expire between 2029 and 2033. In accordance with Canadian Federal tax law, we claim SR&ED credits on qualified research and development costs incurred by our Preclinical service facility in Canada, in the performance of projects for non-Canadian clients. Additionally, in the first quarter of 2013, in accordance with the tax law of the United Kingdom, we claimed enhanced deductions related to qualified research and development costs incurred by our Preclinical service facility in Scotland, in the performance of certain client contracts. As of April 1, 2013, we adopted the new refundable research and development credit that was provided for in a UK tax law change that was enacted in 2013. This credit was recorded as a benefit to operating income. We have realized capital losses in the U.S., the tax effect of which is $166, which will expire in 2017. We have realized and unrealized capital losses in Canada, the tax effect of which is $488. These losses can be carried forward indefinitely.
We record deferred tax assets for stock-based awards based on the amount of stock-based compensation recognized in our Consolidated Statements of Income at the statutory tax rate in the jurisdiction in which we will receive a tax deduction. Differences between the deferred tax assets and the actual tax benefit reported on our income tax returns are recorded in additional paid-in capital. If the tax benefit is less that the deferred tax asset, the calculated shortfall reduces our pool of excess tax benefits. If the pool of excess tax benefits is reduced to zero, the subsequent shortfalls would increase our income tax expense. Our pool of excess tax benefits, which is computed in accordance with the long form method, was $7,345 as of December 28, 2013 and $9,558 as of December 29, 2012. During 2013, we recorded a tax benefit of $1,068 to additional paid-in-capital related to the exercise of stock options and vesting of restricted shares.
We have fully recognized our deferred tax assets on the belief that it is more likely than not that they will be realized. The only exceptions at December 28, 2013 relate to deferred tax assets primarily for net operating losses in Hong Kong, Luxembourg and the Netherlands, capital losses in the U.S. and Canada, and fixed assets in the U.K. The valuation allowance decreased by $433 from $7,504 at December 29, 2012 to $7,071 at December 28, 2013.
At December 28, 2013, the amount recorded for unrecognized tax benefits was $18,475. At December 29, 2012 the amount recorded for unrecognized income tax benefits was $30,996. The $12,521 decrease during 2013 is primarily attributable to a settlement reached during the year with the CRA related to SR&ED credits claimed in 2005 through 2011. This reduction was partially offset by increases primarily due to a new uncertain tax position related to tax incentives claimed by Vital River in prior years, ongoing evaluation of uncertain tax positions in the current and prior periods related to the Canadian SR&ED credits claimed by our Preclinical subsidiary in Montreal, and foreign exchange movement.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The amount of unrecognized income tax benefits that, if recognized, would favorably impact the effective tax rate was $17,012 as of December 28, 2013 and $24,386 as of December 29, 2012. The $7,374 decrease is primarily attributable to the settlement reached during 2013 with the CRA related to SR&ED credits claimed in 2005 through 2011, partially offset by the new uncertain tax position related to Vital River and an increase due to the ongoing evaluation of uncertain tax positions for the current and prior periods. It is reasonably possible as of December 28, 2013 that the liability for unrecognized tax benefits for the uncertain tax position associated with an acquisition agreement termination fee could decrease within the next twelve months by approximately $11,000 due to the potential expiration of a statute of limitations.
A reconciliation of our beginning and ending unrecognized income tax benefits is as follows:

	December 28, 2013	December 29, 2012	December 31, 2011
Beginning balance	$30,996	$27,976	$33,427
Additions:
Tax positions for current year	2,009	1,907	1,714
Tax positions for prior years	1,709	4,196	—
Reductions:
Tax positions for current year	—	—	—
Tax positions for prior years	(732)	(28)	(239)
Settlements	(15,246)	(3,055)	(6,926)
Expiration of statute of limitations	(261)	—	—
Ending balance	$18,475	$30,996	$27,976

We continue to recognize interest and penalties related to unrecognized income tax benefits in income tax expense. The total amount of accrued interest related to unrecognized income tax benefits as of December 28, 2013 and December 29, 2012 was $691 and $1,964, respectively. The $1,273 decrease is primarily due to the Canadian SR&ED settlement for tax years 2005 through 2011. We have not recorded a provision for penalties associated with uncertain tax positions.
We conduct business in a number of tax jurisdictions. As a result, we are subject to tax audits on a regular basis including, but not limited to, such major jurisdictions as the United States, the United Kingdom, France, Japan, Germany and Canada. With few exceptions, we are no longer subject to U.S. and international income tax examinations for years before 2006.
We and certain of our subsidiaries are currently under audit by various tax authorities in the U.S., Canada, Germany and Finland. We do not anticipate resolution of these audits to have a material impact on our financial statements.
We are currently under audit by the Canadian Revenue Authority (CRA) for the years 2006 through 2009. In the fourth quarter of 2012, we received a draft reassessment from the CRA related to the transfer pricing in our Preclinical services operations in Montreal. The CRA proposes to disallow certain deductions related to headquarter service charges for the years 2006 through 2009. We intend to file an objection with the CRA upon receipt of the Notice of Reassessment and apply to the Internal Revenue Service (IRS) and the CRA for relief pursuant to the competent authority procedure provided in the tax treaty between the U.S. and Canada. We believe that the controversy will likely be ultimately settled via the competent authority process. In the fourth quarter of 2012, we established a reserve for this uncertain tax position of $2,408 related to years 2006 through 2012 to reduce the tax benefit recognized for these deductions in Canada to the level that we believe will likely be realized upon the ultimate resolution of this controversy. Additionally, in the fourth quarter of 2012, we recognized a tax asset of $2,981, which is included in Other Assets, that represents the correlative relief that we believe will more likely than not be received in the U.S. via the competent authority process. In the third quarter of 2013, there was a U.S. tax court opinion issued that could impact our ability to recognize the full benefit of the correlative relief recorded in 2012. As a result, in the third quarter of 2013, the U.S. tax asset recorded in the fourth quarter of 2012 was reduced by $2,006 to $975. The actual amounts of the liability for Canadian taxes and the asset for the correlative relieve in the U.S. could be different based upon the agreement reached between the IRS and CRA.
During 2012, the Canadian government enacted a reduction in the SR&ED credit, which is applicable for years 2014 and beyond. This change in law will reduce our SR&ED credits by 25% starting in 2014.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Subsequent to our December 29, 2012 year end, the French government enacted a tax law change that applies retroactively to 2012. We recorded the 2012 impact of this law change, which limits the deductibility of interest by our French affiliates for 2012 and beyond, as a discrete event in our financial statement for the first quarter ending March 30, 2013. The total 2012 impact from the tax law change is additional tax expense of $703. On December 30, 2013, the French government enacted anti hybrid provisions in an attempt to further restrict the ability of companies to deduct interest in France for 2013 and beyond. We believe that this new tax law should not apply to further restrict the deduction of interest by our French affiliates. However, future changes in or clarifications to the French anti-hybrid provisions could result in the disallowance of interest currently deducted by our French affiliates resulting in an increase to our effective tax rate in 2014 and beyond.
On February 25, 2013, the German government enacted a tax law change that restricts the deductibility of losses in Germany. As of December 28, 2013, we believe that this new tax law should not apply to restrict the deduction of losses by our German affiliates. However, future changes in or clarifications to the German tax law may result in disallowing losses currently deducted by our German affiliates and a corresponding increase to our effective tax rate in 2014 and beyond.
In accordance with our policy, the remaining undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of 2013 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free. During the third quarter of 2011, we restructured our international operations in a tax-free manner to allow us more flexibility in accessing our offshore cash to fund needs outside the U.S. As of December 28, 2013, the earnings of our non-U.S. subsidiaries considered to be indefinitely reinvested totaled $210,328. No provision for U.S. income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, we would be subject to additional U.S. Federal and state income taxes and foreign income and withholding taxes, which could be material. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because of the complexities with the hypothetical calculation. Additionally, the amount of liability is dependent on circumstances existing if and when remittance occurs.

8. EMPLOYEE BENEFIT PLANS

Charles River Laboratories Employee Savings Plan
Our defined contribution plan, the Charles River Laboratories Employee Savings Plan, qualifies under section 401(k) of the Internal Revenue Code. It covers substantially all U.S. employees and contains a provision whereby we match a percentage of employee contributions. The costs associated with this defined contribution plan totaled $4,718, $4,364 and $4,178, in 2013, 2012 and 2011, respectively.

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
In addition, we provide certain active employees an annual contribution into their Deferred Compensation Plan account of 10% of the employee's base salary plus the lesser of their target annual bonus or actual annual bonus. The costs associated with these defined contribution plans, including the ESLIRP, totaled $3,322, $2,930 and $2,048 in 2013, 2012 and 2011, respectively.
We have invested in several corporate-owned key-person life insurance policies as well as mutual funds and U.S. Treasury Securities with the intention of using these investments to fund the ESLIRP and the Deferred Compensation Plan. Participants

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

have no interest in any such investments. At December 28, 2013 and December 29, 2012 the cash surrender value of these life insurance policies were $26,507 and $25,240, respectively.
Post-Retirement Health and Life Insurance Plans
Our Montreal location offers post-retirement life insurance benefits to its employees and post-retirement medical & dental insurance coverage to certain executives. The plan is non-contributory and unfunded. As of December 28, 2013, the accumulated benefit obligation related to the plan was $1,057. In addition, accumulated other comprehensive income includes $96 of deferred gains, net of tax, as of December 28, 2013, and $105 of deferred losses, net of tax, as of December 29, 2012. Expenses related to the plan were $84, $201 and $188 for 2013, 2012 and 2011, respectively.

Pension Plans
The Charles River Laboratories, Inc. Pension Plan is a qualified, non-contributory defined benefit plan covering certain US employees. Effective 2002, the plan was amended to exclude new participants from joining and in 2008 the accrual of benefits was frozen.
The Charles River Pension Plan is a defined contribution and defined benefit pension plan covering certain UK employees. Benefits are based on participants' final pensionable salary and years of service. Participants' rights vest immediately. Effective December 31, 2002, the plan was amended to exclude new participants from joining the defined benefit section of the plan and a defined contribution section was established for new entrants. Contributions under the defined contribution plan are determined as a percentage of gross salary.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following tables summarize the funded status of our defined benefit plans and amounts reflected in our consolidated balance sheets.
Obligations and Funded Status:

	Pension Benefits		Supplemental Retirement Benefits
	2013	2012	2013	2012
Change in benefit obligations
Benefit obligation at beginning of year	$283,063	$251,916	$27,372	$26,456
Service cost	3,368	3,729	643	640
Interest cost	11,273	11,289	708	892
Plan participants' contributions	—	53	—	—
Benefit payments	(8,300)	(6,186)	(726)	(743)
Actuarial loss (gain)	(4,276)	16,699	1,501	127
Plan amendments	—	—	—	—
Administrative expenses paid	(308)	(266)	—	—
Effect of foreign exchange	1,392	5,829	—	—
Benefit obligation at end of year	$286,212	$283,063	$29,498	$27,372
Change in plan assets
Fair value of plan assets at beginning of year	$238,672	$202,652	$—	$—
Actual return on plan assets	30,820	22,467	—	—
Settlements	—	—	—	—
Employer contributions	9,570	14,222	726	743
Plan participants' contributions	—	53	—	—
Benefit payments	(8,300)	(6,186)	(726)	(743)
Premiums paid	(308)	(266)	—	—
Effect of foreign exchange	2,205	5,730	—	—
Fair value of plan assets at end of year	$272,659	$238,672	$—	$—
Funded status
Projected benefit obligation	$286,212	$283,063	$29,498	$27,372
Fair value of plan assets	272,659	238,672	—	—
Net balance sheet liability	$13,553	$44,391	$29,498	$27,372
Classification of net balance sheet asset / liability:
Non-current assets	$2,738	$—	$—	$—
Current liabilities	72	75	789	709
Non-current liabilities	16,219	44,316	28,709	26,663

Amounts recognized in statement of financial position as part of accumulated other comprehensive income ("AOCI"):

	Pension Benefits		Supplemental Retirement Benefits
	2013	2012	2013	2012
Net actuarial loss	$35,481	$58,594	$4,307	$3,056
Net prior service cost/(credit)	(6,338)	(6,815)	660	1,320
Total	$29,143	$51,779	$4,967	$4,376

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Information for defined benefit plans with accumulated benefit obligation in excess of plan assets:

	Pension Benefits		Supplemental Retirement Benefits
	2013	2012	2013	2012
Projected benefit obligation	$82,254	$277,187	$29,498	$27,372
Accumulated benefit obligation	81,117	271,204	27,938	26,495
Fair value of plan assets	68,430	233,182	—	—

Information for defined benefit plans with projected benefit obligation in excess of plan assets:

	Pension Benefits		Supplemental Retirement Benefits
	2013	2012	2013	2012
Projected benefit obligation	$99,671	$283,063	$29,498	$27,372
Accumulated benefit obligation	93,307	275,162	27,938	26,495
Fair value of plan assets	83,379	238,672	—	—

Amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year:

	Pension Benefits	Supplemental Retirement Benefits
Amortization of net actuarial loss	$923	$250
Amortization of net prior service cost/(credit)	(637)	660

Components of net periodic benefit cost:

	Pension Benefits			Supplemental Retirement Benefits
	2013	2012	2011	2013	2012	2011
Service cost	$3,368	$3,729	$3,056	$643	$640	$636
Interest cost	11,273	11,289	12,107	708	892	1,201
Expected return on plan assets	(14,672)	(13,799)	(13,677)	—	—	—
Amortization of prior service cost (credit)	2,711	2,461	(617)	249	260	498
Amortization of net loss (gain)	(603)	(609)	978	660	660	210
Net periodic benefit cost	2,077	3,071	1,847	2,260	2,452	2,545
Settlement	—	—	23	—	—	(487)
Net pension cost	$2,077	$3,071	$1,870	$2,260	$2,452	$2,058

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Rollforward of accumulated other comprehensive income:

	Pension Benefits		Supplemental Retirement Benefits
	2013	2012	2013	2012
Beginning balance	$51,779	$45,267	$4,376	$5,171
Amortization of prior service (cost) or credit	603	(2,461)	(660)	(660)
Amortization of net (loss) gain	(2,710)	609	(250)	(260)
Asset (gain) loss recorded during period	(20,424)	8,030	1,501	125
Currency impact	(105)	334	—	—
Ending balance	$29,143	$51,779	$4,967	$4,376
The above table excludes amortization of prior service cost of $32 and asset gains recorded during the period of $297.
Assumptions
Weighted-average assumptions used to determine benefit obligations:

	Pension Benefits		Supplemental Retirement Benefits
	2013	2012	2013	2012
Discount rate	4.54%	4.13%	3.47%	2.63%
Rate of compensation increase	3.39%	3.04%	3.00%	2.50%
Weighted-average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Supplemental Retirement Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	4.13%	4.47%	5.20%	2.63%	3.42%	4.34%
Expected long-term return on plan assets	6.27%	6.55%	6.79%	—	—	—
Rate of compensation increase	3.04%	3.12%	3.48%	2.50%	2.50%	2.50%
The discount rates reflect the rates at which amounts that are invested in a portfolio of high-quality debt instruments would provide the future cash flows necessary to pay benefits when they become due. The rate of compensation increase reflects the expected annual salary increases for the plan participants based on historical experience and our current employee compensation strategy.
We estimate the expected return on invested pension assets annually. The expected return is intended to match the duration over which our pension plans will provide benefit payments to participants. Each year, we use several data points to estimate the long-term investment return, including our targeted asset allocation, capital market performance estimates prepared by our outside investment advisers, survey information of rates of return used by other public companies and historical return information. The capital models that we use to estimate future market performance do not explicitly allow for historical market rate of return. Rather, these models consider the historical relationships among the economic metrics that influence investment returns, such as interest rates, inflation, price-to-earnings ratios, discounted dividends and earnings growth. The expected return for the asset portfolio is estimated using a geometric average from the expected returns of individual asset classes in the portfolio and is net of investment fees. A 0.5% decrease in the expected rate of return would increase annual pension expense by approximately $1,200.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Plan assets
Our pension plans' weighted-average asset allocations are as follows:

	Target Allocation	Pension Benefits
	2014	2013	2012
Equity securities	60.1%	54.8%	60.0%
Fixed income	31.2%	32.6%	36.0%
Other	8.7%	12.6%	4.0%
Total	100.0%	100.0%	100.0%
Our investment objective is to obtain the highest possible return commensurate with the level of assumed risk. Fund performances are compared to benchmarks including the S&P 500 Index, Russell 2000, BC Aggregate Index and MSCI EAFE Index. Our Investment Committee meets on a quarterly basis to review plan assets.
Plan assets did not include any of our common stock at December 28, 2013 and December 29, 2012, respectively.
The fair value of our pension assets by asset category are as follows.

	Fair Value Measurements at December 28, 2013
Asset Class	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3		Assets at Fair Value
Cash	$1,004	$—	$—		$1,004
Common stock(a)	97,857	5,059	—		102,916
Debt securities(a)	62,717	3,487	—		66,204
Mutual funds(b)	65,152	35,610	—		100,762
Life insurance policies(c)	—	48	—		48
Other	299	—	1,426	(d)	1,725
Total	$227,029	$44,204	$1,426		$272,659

(a)	This category comprises investments valued at the closing price reported on the active market on which the individual securities are traded.

(b)	This category comprises mutual funds valued at the net asset value of shares held at year end.

(c)	This category comprises life insurance policies valued at cash surrender value at year end.

(d)	This comprises annuity policies held with various insurance companies valued at face value.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 29, 2012	$1,488
Actual return on plan assets:
Relating to assets still held at December 28, 2013	—
Relating to assets sold during the period	(62)
Purchases, sales and settlements	—
Transfers in and/or out of Level 3	—
Balance at December 28, 2013	$1,426

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Fair Value Measurements at December 29, 2012
Asset Class	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3		Assets at Fair Value
Cash	$1,336	$—	$—		$1,336
Common stock(a)	100,864	4,261	—		105,125
Debt securities(a)	63,283	3,169	—		66,452
Mutual funds(b)	55,453	8,551	—		64,004
Life insurance policies(c)	—	43	—		43
Other	224	—	1,488	(d)	1,712
Total	$221,160	$16,024	$1,488		$238,672

(a)	This category comprises investments valued at the closing price reported on the active market on which the individual securities are traded.

(b)	This category comprises mutual funds valued at the net asset value of shares held at year end.

(c)	This category comprises life insurance policies valued at cash surrender value at year end.

(d)	This comprises annuity policies held with various insurance companies valued at face value.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2011	$1,419
Actual return on plan assets:
Relating to assets still held at December 29, 2012	51
Relating to assets sold during the period	—
Purchases, sales and settlements	(78)
Transfers in and/or out of Level 3	96
Balance at December 29, 2012	$1,488
Contributions
During 2013, we contributed $9,525 to our pension plans. We expect to contribute $6,477 to our pension plan in 2014.
Estimated future benefit payments

	Pension Benefits	Supplemental Retirement Benefits
2014	$6,784	$805
2015	7,461	13,232
2016	8,470	743
2017	8,475	728
2018	8,914	714
2019-2022	$58,164	$10,152

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

9. STOCK PLANS AND STOCK BASED COMPENSATION
We have share-based compensation plans under which employees and non-employee directors may be granted share based awards. During 2013, 2012 and 2011, the primary share-based awards and their general terms and conditions are as follows:

•
Stock options, which entitle the holder to purchase a specified number of shares of common stock at an exercise price equal to the closing market price of our common stock on the date of grant; vest incrementally, typically over 3 to 4 years; and generally expire 7 to 10 years from date of grant.

•
Restricted stock grants, which entitle the holder to receive at no cost, a specified number of shares of common stock that vests incrementally, typically over 3 to 4 years. Recipients are entitled to cash dividends and to vote their respective shares upon grant.

•
Performance based stock awards, which entitle the holder to receive at no cost, a specified number of shares of common stock within a range of shares from zero to a specified maximum. Payout of this award is contingent upon achievement of targeted earnings per share with certain defined adjustments and our relative stock price market performance.

At the Annual Meeting of Shareholders held on May 8, 2007, our shareholders approved the 2007 Incentive Plan (2007 Plan). The 2007 Plan was subsequently amended in 2009, 2011 and 2013, and in each case the amendments were approved by our shareholders at the respective annual meeting of shareholders. The 2007 Plan provides that effective upon approval, no further awards will be granted under preexisting stock option and incentive plans; provided, however, that any shares that have been forfeited or canceled in accordance with the terms of the applicable award under a preexisting plan may be subsequently awarded in accordance with the terms of the preexisting plan. The 2007 Plan allows a maximum of 18.7 million shares to be awarded of which restricted stock grants and performance based stock awards count as 2.3 shares and stock options count as one share. In the past, we had various employee stock and incentive plans under which stock options and other share-based awards were granted. Stock options and other share-based awards that were granted under prior plans and were outstanding on May 8, 2007, continue in accordance with the terms of the respective plans.
At December 28, 2013, approximately 9.0 million shares were authorized for future grants under our share-based compensation plans. We settle employee share-based compensation awards with newly issued shares. The estimated fair value of our stock-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. The following table presents stock-based compensation included in our consolidated statement of income:

	December 28, 2013	December 29, 2012	December 31, 2011
Stock-based compensation expense in:
Cost of sales	$5,381	$5,470	$5,983
Selling and administration	19,161	16,385	15,723
Income from continuing operations, before income taxes	24,542	21,855	21,706
Provision for income taxes	(8,658)	(7,793)	(7,784)
Net income attributable to common shareholders	$15,884	$14,062	$13,922
We capitalized no stock-based compensation related costs for the years ended 2013, 2012 and 2011.
The fair value of stock-based awards granted during 2013, 2012 and 2011 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 28, 2013	December 29, 2012	December 31, 2011
Expected life (in years)	4.2	4.5	4.2
Expected volatility	33%	35%	33%
Risk-free interest rate	0.80%	0.84%	2.21%
Expected dividend yield	0%	0%	0%
Weighted—average grant date fair value	$11.17	$10.94	$11.32

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Stock Options
The following table summarizes stock option activities under our plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 29, 2012	5,860,403	$39.11
Options granted	600,249	$40.63
Options exercised	(2,557,744)	$36.68
Options canceled	(134,175)	$44.73
Options outstanding as of December 28, 2013	3,768,733	$40.81
Options exercisable as of December 28, 2013	2,188,734	$42.63	2.12	$26,039
As of December 28, 2013, the unrecognized compensation cost related to 1,564,777 unvested stock options expected to vest was $10,589. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 27.4 months.
The total intrinsic value of options exercised during the fiscal years ending December 28, 2013, December 29, 2012 and December 31, 2011 was $24,737, $5,135 and $7,950, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price. The total amount of cash received from the exercise of options during 2013 was $93,789. The actual tax benefit realized for the tax deductions from option exercises totaled $8,983 for the year ended December 28, 2013.
The following table summarizes significant ranges of outstanding and exercisable options as of December 28, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$20.01–$30.00	370,567	2.15	25.62	10,269	368,762	2.14	25.60	10,224
$30.01–$40.00	1,674,154	4.10	36.82	27,639	680,617	3.76	36.71	11,312
$40.01–$50.00	1,225,667	3.54	43.64	11,873	641,010	1.14	46.39	4,449
$50.01–$60.00	463,105	1.11	58.17	54	463,105	1.11	58.17	54
$60.01–$70.00	35,240	1.28	62.78	—	35,240	1.28	62.78	—
Totals	3,768,733	3.33	$40.80	$49,835	2,188,734	2.12	$42.63	$26,039
The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on a closing stock price of $53.33 as of December 28, 2013, that would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 28, 2013 was 1,709,189.
The following table summarizes the non-vested stock option activity in the equity incentive plans for the fiscal year ending December 28, 2013:

	Non-vested Stock Options	Weighted Average Exercise Price
December 29, 2012	1,989,722	$34.91
Granted	600,249	40.63
Forfeited	(41,901)	36.98
Vested	(968,071)	32.90
December 28, 2013	1,579,999	$38.26

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Restricted Stock
Stock compensation expense associated with restricted common stock is charged for the market value on the date of grant, less estimated forfeitures, and is amortized over the awards' vesting period on a straight-line basis.
The following table summarizes the restricted stock activity for 2013:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding as of December 29, 2012	934,505	$35.83
Granted	571,499	40.60
Vested	(373,548)	40.41
Canceled	(35,906)	45.32
Outstanding as of December 28, 2013	1,096,550	$36.44
As of December 28, 2013, the unrecognized compensation cost related to shares of unvested restricted stock expected to vest was $28,313. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 29.7 months. The total fair value of restricted stock grants that vested during the fiscal years ending December 28, 2013, December 29, 2012 and December 31, 2011 was $15,095, $10,385 and $10,989, respectively. The actual tax benefit realized for the tax deductions from restricted stock grants that vested totaled $5,372 for the year ended December 28, 2013.
Performance Based Stock Award Program
In February 2013, we granted 163,847 performance-based stock awards ("Performance Share Units", or "PSUs") to certain executive officers. The PSUs will be paid out in our common stock based upon the results of two metrics: (1) performance based on our earnings per share with certain defined adjustments and (2) our relative stock price market performance based on a 3-year relative Total Shareholder Return calculation. Accordingly, the actual total number of our shares into which the granted PSUs will convert can range from zero shares to 327,694 shares. The PSUs will be fully vested in December 2015 and will be paid out in the form of our common stock in the first quarter of 2016.
Compensation expense associated these awards, along with performance-based awards made in prior years, was $2,171, $(28) and $188 for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.
10. COMMITMENTS AND CONTINGENCIES

Operating Leases
We have commitments for various operating leases for machinery and equipment, vehicles, office equipment, land and office space. As a matter of ordinary business course, we occasionally guarantee certain lease commitments to landlords. Rent expense for all operating leases was $16,731, $18,246 and $18,778 in 2013, 2012 and 2011, respectively.

Future minimum payments by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more, consist of the following at December 28, 2013:

2014	$13,978
2015	10,688
2016	8,061
2017	6,008
2018	4,544
Thereafter	11,839

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
In May 2013, the Company commenced an investigation into inaccurate billing with respect to certain government contracts.  The Company promptly reported these matters to the relevant government contracting officers, the Department of Health and Human Services' Office of the Inspector General, and the Department of Justice, and we are cooperating with these agencies to ensure the proper repayment and resolution of this matter. The Company identified approximately $1,500 in excess amounts billed on these contracts since January 1, 2007 and reserved such amount.  Because of the preliminary stage of discussions with the government and complex nature of this matter, the Company believes that it is reasonably possible that additional losses may be incurred. However, the Company cannot at this time estimate the potential range of loss beyond the current reserve of $1,500.
In July 2012, a Mauritius supplier of large animal models submitted an Application for Arbitration with The Permanent Secretariat, The Permanent Court of Arbitration, The Mauritius Chamber of Commerce and Industry in Port Louis, Mauritius.  The supplier asserted that the Company failed to pay certain invoices and the supplier was therefore permitted to terminate the supply agreement.  The Company filed a counterclaim asserting that the supplier had failed to meet its contractual obligations under the supply agreement.  The arbitration hearing relating to this contract dispute took place in Mauritius from August 13-15, 2013. While no prediction may be made as to the outcome of arbitration, the Company intends to defend against this proceeding vigorously and therefore an estimate of the possible loss or range of loss cannot be made.

11. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
We report two business segments, Research Models and Services (RMS) and Preclinical Services (PCS). Our RMS segment includes sales of research models, genetically engineered models and services (GEMS), insourcing solutions (IS), research animal diagnostic services (RADS), discovery research services (DRS), Endotoxin and Microbial Detection (EMD) products and services and avian vaccine products and services. Our PCS segment includes services required to take a drug through the development process, which includes DRS, safety assessment and Biologics Testing Solutions.
The following table presents sales and other financial information by business segment. Net sales represent sales originating in entities primarily engaged in either provision of RMS or PCS. Long-lived assets include property, plant and equipment and other long-lived assets

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	2013	2012	2011
Research Models and Services
Net sales	$707,126	$695,083	$705,419
Gross profit	284,808	289,750	297,327
Operating income	181,321	202,362	206,319
Total assets	752,499	698,134	687,346
Long-lived assets	264,706	272,559	282,388
Depreciation and amortization	54,822	37,541	37,240
Capital expenditures	24,384	36,856	34,257
Preclinical Services
Net sales	$458,402	$434,447	$437,228
Gross profit	110,093	102,331	104,915
Operating income	44,056	34,628	24,925
Total assets	892,122	888,210	869,881
Long-lived assets	473,440	493,120	513,302
Depreciation and amortization	41,814	43,734	47,990
Capital expenditures	14,770	10,678	14,886
A reconciliation of segment operating income to consolidated operating income is as follows:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Total segment operating income	$225,377	$236,990	$231,244
Unallocated corporate overhead	(73,976)	(71,225)	(56,938)
Consolidated operating income	$151,401	$165,765	$174,306

Net sales for each significant product or service offering are as follows:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Research models	$381,561	$381,790	$401,660
Research model services	212,647	219,671	220,698
EMD	112,918	93,622	83,061
Total research models	707,126	695,083	705,419
Total preclinical services	458,402	434,447	437,228
Total sales	$1,165,528	$1,129,530	$1,142,647

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

A summary of unallocated corporate overhead consists of the following:

	December 28, 2013	December 29, 2012	December 31, 2011
Stock-based compensation expense	$13,411	$11,724	$11,159
U.S. retirement plans	4,877	4,831	3,802
Audit, tax and related expense	4,365	3,019	3,069
Salary and bonus	21,983	20,050	18,421
Global IT	11,646	12,622	11,785
Employee health, LDP and fringe benefit expense	(3,414)	(4,569)	(2,952)
Consulting and professional services	4,301	4,434	8,432
Depreciation expense	6,334	6,260	6,312
Transaction (acquisition/disposition) costs	1,752	3,772	1,329
Contingent consideration write-down	—	—	(5,598)
Other general unallocated corporate expenses	8,721	9,082	1,179
Total unallocated corporate overhead costs	$73,976	$71,225	$56,938
Other general unallocated corporate expenses consist of various departmental costs including those associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury and investor relations.
The following table presents sales and other financial information by geographic regions. Included in the other non-U.S. category below are operations located in China, Korea, Australia, Singapore and India. Sales to unaffiliated clients represent net sales originating in entities physically located in the identified geographic area. Long-lived assets include property, plant and equipment and other long-lived assets.

	U.S.	Europe	Canada	Japan	Other Non-U.S.	Consolidated
2013
Sales to unaffiliated clients	$551,340	$353,688	$162,404	$59,370	$38,726	$1,165,528
Long lived assets	447,829	130,855	109,811	30,589	19,062	738,146
2012
Sales to unaffiliated clients	$534,817	$341,550	$160,004	$77,707	$15,452	$1,129,530
Long lived assets	476,927	122,351	124,302	39,642	2,457	765,679
2011
Sales to unaffiliated clients	$545,185	$348,455	$158,997	$75,992	$14,018	$1,142,647
Long lived assets	497,197	123,634	127,531	45,857	1,470	795,689

12. DISCONTINUED OPERATIONS
In 2011, we disposed of our Phase I clinical business for a nominal amount. As part of the disposition we remained the guarantor of the Phase I facility lease. During the second quarter of 2011, we recognized the value of the guarantee net of the buyer's related indemnity as a liability of $2,994, which we are amortizing ratably over the remaining term of the lease. The facility lease runs through January 2021 with remaining lease payments totaling $12,086 as of December 28, 2013.
In 2012, we concluded that the decreasing financial viability of the lessee increased the probability that we would be required to make future lease payments as guarantor. As a result, we recorded an additional contingent loss of $7,158 for the guarantee, reflecting our estimate of the total future lease payments less sublease income.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

In April 2013, the buyer of our Phase I clinical business filed for Chapter 11 bankruptcy. As a result, we revised our estimate of the total future lease payments, less estimated sublease income, resulting in an additional charge of $1,316. In July 2013, the bankruptcy court approved the rejection of the lease, and effective July 1, 2013, we assumed control of the leased property and assumed obligations under the lease consistent with the guarantee. The total carrying amount of the liability for our obligation under the lease as of December 28, 2013 is $9,787 and is reflected on the consolidated balance sheet as a liability of discontinued operations.
The consolidated financial statements have been reclassified to segregate, as discontinued operations, the assets and liabilities, operating results and cash flows, of the businesses being discontinued for all periods presented. Operating results from discontinued operations are as follows:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net sales	$—	$—	2,112
Income (loss) from operations of discontinued businesses, before income taxes	(2,035)	(6,986)	(8,964)
Provision (benefit) for income taxes	(770)	(2,734)	(3,419)
Income (loss) from operations of discontinued businesses, net of taxes	$(1,265)	$(4,252)	(5,545)
Assets and liabilities of discontinued operations at December 2013 and December 2012 consisted of the following:

	December 28, 2013	December 29, 2012
Current assets	$750	$495
Long-term assets	3,151	3,328
Total assets	$3,901	$3,823
Current liabilities	$1,931	$1,802
Long-term liabilities	8,080	8,795
Total liabilities	$10,011	$10,597
Current assets include a current deferred tax asset. Non-current assets include a long-term deferred tax asset. Current and long-term liabilities consist of a lease guarantee.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
SUPPLEMENTARY DATA

Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 28, 2013
Total net sales	$291,238	$292,933	$292,129	$289,228
Gross profit	104,211	102,570	99,926	88,195
Operating income	42,763	43,188	40,843	24,607
Income from continuing operations, net of tax	25,926	28,628	31,336	19,526
(Loss) income from discontinued businesses, net of tax	(155)	(915)	(113)	(82)
Net income attributable to common shareholders	25,578	27,284	30,867	$19,099
Earnings (loss) per common share
Basic
Continuing operations attributable to common shareholders	$0.54	$0.58	$0.65	$0.41
Discontinued operations attributable to common shareholders	—	(0.02)	—	—
Net income attributable to common shareholders	$0.54	$0.57	$0.64	$0.41
Diluted
Continuing operations attributable to common shareholders	$0.53	$0.58	$0.64	$0.40
Discontinued operations attributable to common shareholders	—	(0.02)	—	—
Net income attributable to common shareholders	$0.53	$0.56	$0.64	$0.40
Fiscal Year Ended December 29, 2012
Total net sales	$285,981	$284,723	$278,686	$280,140
Gross profit	104,212	103,585	93,259	94,573
Operating income (loss)	43,740	49,274	37,682	35,069
Income from continuing operations, net of tax	26,740	30,547	22,384	22,717
Income (loss) from discontinued businesses, net of tax	77	42	(182)	(4,189)
Net income attributable to common shareholders	$26,439	$30,468	$21,972	$18,416
Earnings (loss) per common share
Basic
Continuing operations attributable to common shareholders	$0.55	$0.63	$0.47	$0.48
Discontinued operations attributable to common shareholders	—	—	—	(0.09)
Net income attributable to common shareholders	$0.55	$0.63	$0.46	$0.40
Diluted
Continuing operations attributable to common shareholders	$0.54	$0.63	$0.46	$0.48
Discontinued operations attributable to common shareholders	—	—	—	(0.09)
Net income attributable to common shareholders	$0.54	$0.63	$0.46	$0.39

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
SUPPLEMENTARY DATA

Quarterly Segment Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 28, 2013
Research Models and Services
Sales	$182,489	$178,973	$173,405	$172,259
Gross margin	80,435	75,771	65,710	62,892
Operating income	55,303	49,630	40,260	36,128
Depreciation and amortization	9,873	10,629	16,876	17,444
Capital expenditures	4,010	6,344	6,110	7,920
Preclinical Services
Sales	$108,749	$113,960	$118,724	$116,969
Gross margin	23,776	26,799	34,216	25,302
Operating income	8,060	10,935	18,636	6,425
Depreciation and amortization	10,137	9,781	10,039	11,857
Capital expenditures	2,418	3,451	2,986	5,915
Unallocated corporate overhead	$(20,600)	$(17,377)	$(18,053)	$(17,946)
Total
Sales	$291,238	$292,933	$292,129	$289,228
Gross margin	104,211	102,570	99,926	88,194
Operating income	42,763	43,188	40,843	24,607
Depreciation and amortization	20,010	20,410	26,915	29,301
Capital expenditures	6,428	9,795	9,096	13,835
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 29, 2012
Research Models and Services
Sales	$183,152	$173,611	$166,484	$171,836
Gross margin	82,196	76,266	65,902	65,386
Operating income	59,467	55,542	43,389	43,964
Depreciation and amortization	8,942	9,085	9,670	9,844
Capital expenditures	12,900	7,569	7,423	8,964
Preclinical Services
Sales	$102,829	$111,112	$112,202	$108,304
Gross margin	22,016	27,319	27,358	25,638
Operating income	4,174	10,809	10,975	8,670
Depreciation and amortization	11,060	10,980	10,880	10,814
Capital expenditures	1,211	1,872	2,819	4,776
Unallocated corporate overhead	$(19,901)	$(17,077)	$(16,682)	$(17,565)
Total
Sales	$285,981	$284,723	$278,686	$280,140
Gross margin	104,212	103,585	93,260	91,024
Operating income	43,740	49,274	37,682	35,069
Depreciation and amortization	20,002	20,065	20,550	20,658
Capital expenditures	14,111	9,441	10,242	13,740

Item 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of December 28, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP.

As of December 28, 2013, Management conducted an assessment of the effectiveness of our internal control over financial reporting and has concluded that the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's report on our internal controls over financial reporting can be found in Item 8 of this report. The Independent Registered Public Accounting Firm's attestation report on the effectiveness of our internal control over financial reporting can also be found in Item 8 of this report

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting
Management of the Company previously identified and disclosed a material weakness in internal control over financial reporting related to the design and operation of certain controls over information technology, business processes and financial reporting. Specifically, we identified deficiencies with respect to the design and operation of controls over segregation of duties, restricted access, changes to vendor and customer master data, transaction level and financial close controls which aggregated to a material weakness in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has been actively engaged in the implementation of remediation efforts to address the material weakness in controls related to the design and operation of certain controls over information technology, business processes and financial reporting at December 29, 2012. These remediation efforts, outlined below, were specifically designed to address the material weakness previously identified by management.

The Company’s remediation efforts were governed by a Steering Committee, under the direction of the Company’s Chief Executive Officer and Chief Financial Officer. The status of remediation efforts was regularly reviewed with the Audit Committee at which time the committee was advised of issues encountered, progress against milestones and key decisions reached by management of the Company.

During 2013, management of the Company took the following actions to remediate this material weakness:

•	Identified and removed or mitigated all segregation of duties conflicts within our company’s ERP system.

•	Redesigned and enhanced the provisioning process for access to the Company’s ERP system and applied governance over that process.

•	Designed and implemented enhanced controls over the performance of transactional controls and controls to ensure the accuracy and completeness of vendor and customer master data.

•	Added resources and increased education in areas necessary to improve our ability to detect potential misstatements.

•
Assessed the design and tested the operating effectiveness of the key controls with respect to segregation of duties, restricted access, changes to vendor and customer master data, transaction level and financial close controls.

The Company continues to develop further enhancements to its controls over segregation of duties, restricted access, changes to vendor and customer master data, transaction level and financial close controls, however, based upon the significant actions taken and the testing and evaluation of the effectiveness of the controls, management of the Company has concluded the material weakness in the Company’s controls related to the design and operation of certain controls over information technology, business processes and financial reporting no longer existed as of December 28, 2013.

(b)	Changes in Internal Controls
There were no changes, aside from those detailed above, in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 28, 2013 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information
None.
PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

A.	Directors and Compliance with Section 16(a) of the Exchange Act
The information required by this Item regarding our directors and compliance with Section 16(a) of the Exchange Act by our officers and directors will be included in the 2014 Proxy Statement under the sections captioned “Nominees for Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference thereto. The information required by this Item regarding our corporate governance will be included in the 2014 Proxy Statement under the section captioned “Corporate Governance” and is incorporated herein by reference thereto.

B.	Our Executive Officers
The information required by this Item regarding our executive officers is reported in Part I of this Form 10-K under the heading “Supplementary Item. Executive Officers of the Registrant pursuant to Instruction 3 to Item 401(b) of Regulation S-K.”

C.	Audit Committee Financial Expert
The information required by this Item regarding the audit committee of the Board of Directors and financial experts will be included in the 2014 Proxy Statement under the section captioned “The Board of Directors and its Committees-Audit Committee and Financial Experts” and is incorporated herein by reference thereto.

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
Item 11.    Executive Compensation

The information required by this Item will be included in the 2014 Proxy Statement under the sections captioned “2013 Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation” and “Report of Compensation Committee” and is incorporated herein by reference thereto.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the 2014 Proxy Statement under the sections captioned “Beneficial Ownership of Securities” and is incorporated herein by reference thereto. See also Item 5. “Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Securities Authorized for Issuance Under Equity Compensation Plans” for the disclosure required by Item 201(d) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.
Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the 2014 Proxy Statement under the sections captioned “Related Person Transaction Policy” and “Corporate Governance-Director Qualification Standards; Director Independence” and is incorporated herein by reference thereto.
Item 14.    Principal Accountant Fees and Services

The information required by this Item will be included in the 2014 Proxy Statement under the section captioned “Statement of Fees Paid to Independent Registered Public Accounting Firm” and is incorporated herein by reference thereto.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Date:	February 25, 2014	By:	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
By:	/s/ JAMES C. FOSTER	President, Chief Executive Officer and Chairman	February 25, 2014
James C. Foster

By:	/s/ THOMAS F. ACKERMAN	Corporate Executive Vice President and	February 25, 2014
	Thomas F. Ackerman	Chief Financial Officer

By:	/s/ JOHN J. CROWLEY	Corporate Senior Vice President, Corporate Controller and Chief Accounting Officer	February 25, 2014
John J. Crowley

By:	/s/ ROBERT J. BERTOLINI	Director	February 25, 2014
Robert J. Bertolini

By:	/s/ STEPHEN D. CHUBB	Director	February 25, 2014
Stephen D. Chubb

By:	/s/ GEORGE E. MASSARO	Director	February 25, 2014
George E. Massaro

By:	/s/ DEBORAH KOCHEVAR	Director	February 25, 2014
Deborah Kochevar

By:	/s/ GEORGE M. MILNE, JR.	Director	February 25, 2014
George M. Milne, Jr.

By:	/s/ C. RICHARD REESE	Director	February 25, 2014
C. Richard Reese

By:	/s/ CRAIG B THOMPSON	Director	February 25, 2014
Craig B. Thompson

By:	/s/ RICHARD F. WALLMAN	Director	February 25, 2014
Richard F. Wallman

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Second Amended and Restated Certificate of Incorporation of Charles River Laboratories International, Inc. dated June 5, 2000		S-1/A	June 23, 2000	3.1
3.2	Second Amended and Restated By-laws of Charles River Laboratories International, Inc.		8-K	December 5, 2008	3.2
4.1	Form of common stock certificate, $0.01 par value, of Charles River Laboratories International, Inc.		S-1	June 23, 2000	4.1
4.2	Charles River Laboratories International, Inc. as Issuer and U.S. Bank National Association as Trustee Indenture dated June 12, 2006		8-K	June 12, 2006	4.1
4.3	Charles River Laboratories International, Inc. Form of 2.25% Convertible Senior Note due 2013		8-K	June 12, 2006	4.1
4.4*	Charles River Laboratories International, Inc. Form of Performance Share Unit Granted Under 2007 Incentive Plan		10-K	February 27, 2013	4.4
10.1*	Charles River Corporate Officer Separation Plan dated April 30, 2010		10-Q	August 3, 2010	10.1
10.2*	Charles River Laboratories Holdings 1999 Management Incentive Plan		10-K	March 14, 2006	10.6
10.3*	Charles River Laboratories International, Inc. 2000 Incentive Plan amended May 9, 2005		10-K	March 14, 2006	10.7
10.4*	Charles River Laboratories International, Inc. 2000 Incentive Plan Inland Revenue Approved Rules for UK Employees		10-Q	November 5, 2001	99.1
10.5*	Form of change in control agreement		10-K	February 23, 2009	10.7
10.6*	Executive Incentive Compensation Plan dated January 1, 2009		10-K	February 23, 2009	10.8
10.7*	Charles River Laboratories International, Inc. Form of Stock Option Award letter granted under 2000 Incentive Plan		10-Q	November 1, 2004	10.3
10.8*	Charles River Laboratories International. Inc. Form of Restricted Stock Award granted under 2000 Incentive Plan		10-Q	November 1, 2004	10.4
10.9*	Inveresk Research Group, Inc. 2002 Stock Option and Incentive Compensation Plan amended and restated as of May 4, 2004		S-8	October 20, 2004	99.1
10.10*	Charles River Laboratories, Inc. Executive Life Insurance/Supplemental Retirement Income Plan		10-K	March 9, 2005	10.23
10.11*	Charles River Laboratories amended and restated Deferred Compensation Plan amended December 2, 2008, July 20, 2011 and October 27, 2011		10-K	February 27, 2012	10.11
10.12	Charles River Laboratories International, Inc. Fourth Amended and Restated Credit Agreement dated September 23, 2011		8-K	September 23, 2011	10.1
10.13*	Charles River Laboratories International, Inc. 2007 Incentive Plan amended March 18, 2009 and March 22, 2011		10-K	February 27, 2012	10.13
10.14*	Charles River Laboratories International, Inc. Form of Stock Option granted under 2007 Incentive Plan		10-K	February 20, 2008	10.17
10.15*	Charles River Laboratories International, Inc. Form of Restricted Stock Award granted under 2007 Incentive Plan		10-K	February 20, 2008	10.18

10.16*	Letter Agreements with Dr. Davide Molho dated May 22, 2009		10-K	February 23, 2011	10.17
10.17*	Amended and Restated Deferred Compensation Plan Document dated July 17, 2012		10-Q	August 7, 2012	10.1
10.18*	Employment agreement between Dr. Jorg Geller and Charles River Germany GmbH & Co.		10-K	February 27, 2013	10.18
10.19*	Certificate of Life Insurance for Dr. Jorg Geller dated February 8, 1988		10-Q	July 31, 2013	10.19
10.20*	Certificate of Life Insurance for Dr. Jorg Geller dated April 24, 1998		10-Q	July 31, 2013	10.20
10.21*	Provision Committed by Charles River Wiga Deutschland GmbH for Dr. Jorg Geller dated December 13, 1996		10-Q	July 31, 2013	10.21
10.22*	Addendum to Provision Committed by Charles River Wiga Deutschland GmbH for Dr. Jorg Geller dated March 25, 1997		10-Q	July 31, 2013	10.22
21.1	Subsidiaries of Charles River Laboratories International, Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*    Management contract or compensatory plan, contract or arrangement.