Form 10-Q
period 2014-03-29
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2014-04-30
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 18, 2014, there were 48,367,013 shares of the Registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended March 29, 2014

Special Note on Factors Affecting Future Results
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on our current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: the pursuit of our initiatives to optimize returns for shareholders, including efforts to improve our operating margins, improve free cash flow, invest in growth businesses and return value to shareholders; goodwill and asset impairments still under review; future demand for drug discovery and development products and services, and in particular non-regulated discovery, including the outsourcing of these services and spending trends by our clients; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with leading pharmaceutical companies and opportunities for future similar arrangements; changes in the composition or level of our revenues; our cost structure; the impact of acquisitions (including BioFocus and Argenta, see Note 15); the impact of dispositions; our expectations with respect to sales growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure) including gains and losses attributable to businesses we plan to close, consolidate or divest; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our cash flow and liquidity. In addition, these statements include the impact of economic and market conditions on our clients; the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis and our ability to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 28, 2013 under the section entitled “Our Strategy,” the section entitled “Risks Related to Our Business and Industry,” the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

Part I. Financial Information
Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 29, 2014	March 30, 2013
Product revenue	$127,023	$126,287
Service revenue	172,345	164,951
Total revenue	299,368	291,238
Costs and expenses:
Cost of products sold	66,586	66,033
Cost of services provided	123,969	120,994
Selling, general and administrative	64,767	57,199
Amortization of other intangible assets	4,340	4,249
Operating income	39,706	42,763
Other income (expense):
Interest income	205	97
Interest expense	(2,801)	(8,280)
Other income, net	5,876	1,068
Income from continuing operations, before income taxes	42,986	35,648
Provision for income taxes	10,358	9,722
Income from continuing operations, net of income taxes	32,628	25,926
Loss from discontinued operations, net of taxes	(270)	(155)
Net income	32,358	25,771
Less: Net income attributable to noncontrolling interests	(126)	(193)
Net income attributable to common shareholders	$32,232	$25,578
Earnings per common share
Basic:
Continuing operations attributable to common shareholders	$0.69	$0.54
Discontinued operations	$(0.01)	$—
Net income attributable to common shareholders	$0.68	$0.54
Diluted:
Continuing operations attributable to common shareholders	$0.67	$0.53
Discontinued operations	$(0.01)	$—
Net income attributable to common shareholders	$0.67	$0.53

See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net income	$32,358	$25,771
Foreign currency translation adjustment	(4,543)	(19,933)
Defined benefit plan gains (losses) and prior service costs not yet recognized as components of net periodic pension cost:
Amortization of prior service costs and net gains and losses (Note 10)	289	737
Comprehensive income, before tax	28,104	6,575
Income tax expense (benefit) related to items of other comprehensive income (Note 9)	19	904
Comprehensive income, net of tax	28,085	5,671
Less: comprehensive income related to noncontrolling interests	(126)	(229)
Comprehensive income attributable to common shareholders	$27,959	$5,442

See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except per share amounts)

	March 29, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$169,850	$155,927
Trade receivables, net	239,998	220,630
Inventories	91,674	89,396
Other current assets	88,459	85,847
Current assets of discontinued businesses	677	750
Total current assets	590,658	552,550
Property, plant and equipment, net	665,609	676,182
Goodwill, net	230,321	230,701
Other intangibles, net	79,451	84,537
Deferred tax asset	18,711	23,671
Other assets	64,043	61,964
Long-term assets of discontinued businesses	2,970	3,151
Total assets	$1,651,763	$1,632,756
Liabilities and Equity
Current liabilities:
Current portion of long-term debt and capital leases	$26,683	$21,437
Accounts payable	35,253	31,770
Accrued compensation	52,434	58,461
Deferred revenue	54,422	54,177
Accrued liabilities	58,925	56,712
Other current liabilities	9,855	22,546
Current liabilities of discontinued businesses	1,747	1,931
Total current liabilities	239,319	247,034
Long-term debt and capital leases	614,129	642,352
Other long-term liabilities	70,440	70,632
Long-term liabilities of discontinued businesses	7,615	8,080
Total liabilities	931,503	968,098
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	21,579	20,581
Shareholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 83,624,714 issued and 48,359,603 shares outstanding at March 29, 2014 and 82,522,905 issued and 47,553,841 shares outstanding at December 28, 2013	836	825
Additional paid-in capital	2,249,137	2,206,155
Accumulated deficit	(233,241)	(265,473)
Treasury stock, at cost, 35,265,111 shares and 34,969,064 shares at March 29, 2014 and December 28, 2013, respectively	(1,322,354)	(1,305,880)
Accumulated other comprehensive income	1,084	5,357
Total shareholders' equity	695,462	640,984
Noncontrolling interests	3,219	3,093
Total shareholder's equity, including noncontrolling interests	720,260	664,658
Total liabilities and equity	$1,651,763	$1,632,756
See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013
Cash flows relating to operating activities
Net income	$32,358	$25,771
Less: Loss from discontinued operations	(270)	(155)
Income from continuing operations	32,628	25,926
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	20,050	20,010
Amortization of debt issuance costs and discounts	435	4,557
Stock-based compensation	6,659	5,904
Deferred income taxes	13,064	6,734
(Gain) loss on investments in limited partnerships	(6,104)	90
Other, net	1,380	682
Changes in assets and liabilities:
Trade receivables	(20,224)	(14,234)
Inventories	(2,294)	2,922
Other assets	(5,991)	(4,775)
Accounts payable	6,310	(5,038)
Accrued compensation	(5,839)	(2,651)
Deferred revenue	615	(3,888)
Accrued liabilities	6,933	1,827
Taxes payable and prepaid taxes	(16,497)	(6,938)
Other liabilities	(2,662)	(1,151)
Net cash provided by operating activities	28,463	29,977
Cash flows relating to investing activities
Acquisition of businesses, net of cash acquired	—	(24,141)
Capital expenditures	(11,190)	(6,429)
Purchases of investments	(6,705)	(3,847)
Proceeds from sale of investments and distributions from investments in limited partnerships	11,066	5,589
Other, net	318	46
Net cash used in investing activities	(6,511)	(28,782)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	49,352	32,803
Proceeds from exercises of stock options	34,841	25,148
Payments on long-term debt, capital lease obligations and revolving credit agreement	(72,589)	(54,902)
Purchase of treasury stock	(20,812)	(11,229)
Other, net	3,064	1,670
Net cash used in financing activities	(6,144)	(6,510)
Discontinued operations
Net cash used in operating activities	(664)	(3)
Net cash used in discontinued operations	(664)	(3)
Effect of exchange rate changes on cash and cash equivalents	(1,221)	(3,945)
Net change in cash and cash equivalents	13,923	(9,263)
Cash and cash equivalents, beginning of period	155,927	109,685
Cash and cash equivalents, end of period	$169,850	$100,422
Supplemental cash flow information
Capitalized interest	$53	$64
Non-cash additions to property plant and equipment included in accounts payable and accrued liabilities	3,668	1,642
Non-cash distributions from investments in limited partnerships	2,107	—

See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(dollars in thousands)

	Total	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional paid-in capital	Treasury Stock	Non-controlling Interests
December 28, 2013	$664,658	$(265,473)	$5,357	$825	$2,206,155	$(1,305,880)	$23,674
Components of comprehensive income, net of tax:
Net income	32,358	32,232					126
Other comprehensive loss	(4,273)		(4,273)				—
Total comprehensive income	28,085						126
Impact of change in foreign currency rates on noncontrolling interest balance	(475)						(475)
Adjustment of redeemable noncontrolling interest to fair value	—				(1,473)		1,473
Tax benefit associated with stock issued under employee compensation plans	2,943				2,943
Issuance of stock under employee compensation plans	34,864			11	34,853
Acquisition of treasury shares	(16,474)				—	(16,474)
Stock-based compensation	6,659				6,659
March 29, 2014	$720,260	$(233,241)	$1,084	$836	$2,249,137	$(1,322,354)	$24,798

See Notes to Condensed Consolidated Interim Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1.	BASIS OF PRESENTATION
The condensed consolidated interim financial statements of Charles River Laboratories International, Inc. are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to state fairly our financial position and results of operations. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 28, 2013. Certain reclassifications have been made to prior year financial statements to conform with the current year presentation. These reclassifications have no impact on prior period reported net income or cash flows.

2. RESTRUCTURING AND ASSET IMPAIRMENTS
Facilities
North American Research Models
In the first quarter of 2014, we committed to a plan to close our research model production facility located in Michigan by the end of the 2014 and to reassign the sourcing of research models to other facilities in the U.S. As a result of these actions, we reviewed the long-lived assets of this asset group, consisting of land improvements, building and equipment, for potential impairment based on the undiscounted cash flows of the group and considered the potential redeployment and future utilization of the facility's machinery and equipment. Based on the results of this analysis, we recorded an asset impairment and other charges of $690. In addition, we recorded accelerated depreciation of $290 in the first quarter of 2014 reflecting the adjusted remaining useful life and estimated residual value of building and improvements. We anticipate that additional accelerated depreciation for 2014 will amount to approximately $840.

RMS Europe
In 2012, we commenced a consolidation of certain research model operations in Europe. As a result, we adjusted the carrying value of certain facilities impacted by the consolidation plan to fair value through an asset impairment charge in 2012. During the first quarter of 2014, we entered into a purchase and sale agreement to sell a facility impacted by the consolidation plan. The sale closed subsequent to our fiscal quarter end and will be reflected as a gain of approximately $800 in our second quarter financial statements.

Staffing Reductions
We have periodically implemented staffing reductions to improve operating efficiency and profitability at various sites. As a result of these actions, for the three months ended March 29, 2014 and March 30, 2013, we recorded severance and retention charges as shown below. As of March 29, 2014, $2,217 was included in accrued compensation and $1,330 in other long-term liabilities on our consolidated balance sheet.
The following table rolls forward our severance and retention cost liability:

	Three Months Ended
	March 29, 2014	March 30, 2013
Balance, beginning of period	$2,782	$3,636
Expense	1,900	297
Payments/utilization	(1,135)	(498)
Balance, end of period	$3,547	$3,435

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table presents severance and retention costs by classification on the income statement:

	Three Months Ended
	March 29, 2014	March 30, 2013
Severance charges included in cost of sales	$1,682	$227
Severance charges included in selling, general and administrative expense	218	70
Total expense	$1,900	$297

The following table presents severance and retention cost by segment:

	Three Months Ended
	March 29, 2014	March 30, 2013
Research models and services	$1,716	$86
Preclinical services	63	211
Corporate	121	—
Total expense	$1,900	$297

3. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of net trade receivables is as follows:

	March 29, 2014	December 28, 2013
Client receivables	$203,107	$190,423
Unbilled revenue	41,442	35,184
Total	244,549	225,607
Less allowance for doubtful accounts	(4,551)	(4,977)
Net trade receivables	$239,998	$220,630

The composition of inventories is as follows:

	March 29, 2014	December 28, 2013
Raw materials and supplies	$15,012	$15,028
Work in process	11,977	11,715
Finished products	64,685	62,653
Inventories	$91,674	$89,396

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The composition of other current assets is as follows:

	March 29, 2014	December 28, 2013
Prepaid assets	$24,316	$20,058
Deferred tax asset	22,333	29,139
Marketable securities	11,446	11,158
Prepaid income tax	30,348	25,247
Restricted cash	16	245
Other current assets	$88,459	$85,847
The composition of net property, plant and equipment is as follows:

	March 29, 2014	December 28, 2013
Land	$40,070	$40,157
Buildings	695,278	694,074
Machinery and equipment	374,180	367,244
Leasehold improvements	38,404	37,959
Furniture and fixtures	24,448	24,013
Vehicles	3,882	3,859
Computer hardware and software	112,661	112,328
Construction in progress	36,191	42,075
Total	1,325,114	1,321,709
Less accumulated depreciation	(659,505)	(645,527)
Net property, plant and equipment	$665,609	$676,182
Depreciation is calculated for financial reporting purposes using the straight-line method based on the estimated useful lives of the assets. Depreciation expense for the three months ended March 29, 2014 and March 30, 2013 was $15,710 and $15,761, respectively.
The composition of other assets is as follows:

	March 29, 2014	December 28, 2013
Deferred financing costs	$6,692	$7,126
Cash surrender value of life insurance policies	26,780	26,507
Investments in limited partnerships	18,973	17,911
Other assets	11,598	10,420
Other assets	$64,043	$61,964
The composition of other current liabilities is as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	March 29, 2014	December 28, 2013
Accrued income taxes	$6,662	$18,773
Current deferred tax liability	1,620	1,960
Accrued interest and other	1,573	1,813
Other current liabilities	$9,855	$22,546

The composition of other long-term liabilities is as follows:

	March 29, 2014	December 28, 2013
Deferred tax liability	$14,840	$14,988
Long-term pension liability	15,864	16,219
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	29,971	28,708
Other long-term liabilities	9,765	10,717
Other long-term liabilities	$70,440	$70,632

4. MARKETABLE SECURITIES AND INVESTMENTS IN LIMITED PARTNERSHIPS
Marketable Securities
Our investments in marketable securities are reported at fair value and consist of time deposits with original maturities ranging from three months to one year. The carrying value for these time deposits approximates fair value and, accordingly, there are no unrealized gains or losses reflected on the consolidated balance sheet. As of March 29, 2014, and December 28, 2013, we held $11,446 and $11,158 of marketable securities, respectively.

Investments in Venture Capital Limited Partnerships
We have invested in several venture capital limited partnerships that invest in start-up companies in the life sciences industry. Our total commitment to these entities as of March 29, 2014 is $35,000 of which we have funded $13,829 to date. During the quarter ended March 29, 2014, we received dividends in cash and in securities totaling $6,498. Our ownership interest in these limited partnerships ranges from 3.8% to 12.1%. These limited partnerships prepare quarterly financial statements following investment company accounting guidelines, whereby investments are adjusted to fair value with resulting gains and losses recorded in earnings. These entities estimate the fair value of non-publicly traded investments based on all available information, including value implied by the pricing of subsequent preferred share offerings and the net present value of future cash flows.
We account for these investments under the equity-method, whereby we record our portion of the investment gains and losses as reported in the fund's financial statements on a quarterly lag each reporting period. In addition, we adjust the carrying value of these investments to reflect our estimate of changes to fair value since the fund's financial statements based information from the fund's management team, market prices of known public holdings of the fund and other information.
Our investments in these limited partnerships are subject to a high degree of volatility and are generally higher risk relative to other investments we may make. We report gains and losses from our limited partnership investments in other income (expense), net. We recognized gains (losses) of $6,104 and $(90) for the three months ended March 29, 2014 and March 30, 2013, respectively, related to these investments. As of March 29, 2014, these investments had a carrying value of $18,973, which is reported in other assets on the consolidated balance sheets.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

5. FAIR VALUE
Valuation methodologies used for assets and liabilities measured or disclosed at fair value are as follows:

•	Time deposits—Valued at their carrying amount, which approximates fair value, as reported by the financial institutions that hold our securities.

•	Investments in life insurance policies—Valued at cash surrender value based on fair value of underlying investments.

•
Redeemable noncontrolling interest—Valued primarily using the income approach based on estimated future cash flows of the underlying business based on our projected financial data discounted by a weighted average cost of capital. Significant assumptions include a discount rate of 18% and a long-term pretax operating margin of 32%.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 29, 2014
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets and Liabilities at Fair Value
Time deposits	$—	$11,446	$—	$11,446
Life policies	—	19,747	—	19,747
Total assets measured at fair value	$—	$31,193	$—	$31,193
Redeemable noncontrolling interest	—	—	21,579	21,579
Total liabilities measured at fair value	$—	$—	$21,579	$21,579

	Fair Value Measurements at December 28, 2013
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets and Liabilities at Fair Value
Time deposits	$—	$11,158	$—	$11,158
Life policies	—	19,534	—	19,534
Total assets measured at fair value	$—	$30,692	$—	$30,692
Redeemable noncontrolling interest	—	—	20,581	20,581
Total liabilities measured at fair value	$—	$—	$20,581	$20,581

The book value of our term and revolving loans, which are variable rate loans carried at amortized cost, approximates fair value based current market pricing of similar debt.

Concurrent with the acquisition of Vital River in 2013, we entered into a joint venture agreement with the noncontrolling interest holders that provide us with the right to purchase the remaining 25% of the entity for cash at its then appraised value beginning in January 2016. Additionally, the noncontrolling interest holders were granted the right to require us to purchase the remaining 25% of the entity at its then appraised value beginning in January 2016 for cash. These rights are accelerated in certain events. As the noncontrolling interest holders can require the Company to purchase for cash the remaining 25% interest, we classify the carrying amount of the noncontrolling interest above the equity section and below liabilities on the consolidated balance sheet and we adjust the carrying amount to fair value each quarter end. Adjustments to fair value, which is deemed to be Level 3 as the fair value is based on unobservable inputs, are recorded through additional paid-in capital.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended
Redeemable Noncontrolling Interest (Liability)	March 29, 2014	March 30, 2013
Beginning balance	$20,581	$—
Transfers in and/or out of Level 3	—	—
Total gains or losses (realized/unrealized):
Purchases, issuances and settlements		8,963
Included in other income (expense)	1	38
Change in balance due to foreign currency translation	(476)	37
Included in additional paid-in capital	1,473	—
Ending balance	$21,579	$9,038

We enter into derivative instruments to hedge foreign currency exchange risk to reduce the impact of changes to foreign currency rates on our financial statements. During the three months ended March 29, 2014, we recognized $575 of net hedge losses associated with forward currency contracts open during the period. As of March 29, 2014, there were no open forward currency contracts.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table displays the gross carrying amount and accumulated amortization of definite-lived intangible assets by major class:

	March 29, 2014		December 28, 2013
	Gross Carrying Amount	Accumulated Amortization & Impairment Loss	Gross Carrying Amount	Accumulated Amortization & Impairment Loss
Backlog	$2,916	$(2,533)	$2,916	$(2,507)
Client relationships	307,383	(238,138)	311,507	(238,002)
Trademarks and trade names	5,398	(5,012)	5,399	(4,997)
Standard operating procedures	2,754	(1,645)	2,754	(1,498)
Other identifiable intangible assets	10,481	(5,591)	10,432	(4,905)
Total other intangible assets	$328,932	$(252,919)	$333,008	$(251,909)
Additionally, as of both March 29, 2014 and December 28, 2013, other intangible assets, net, included $3,438 of indefinite-lived intangible assets.
The changes in the gross carrying amount and accumulated impairment loss of goodwill are as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

		Adjustments to Goodwill
	December 28, 2013	Acquisitions	Foreign Exchange	March 29, 2014
Research Models and Services
Gross carrying amount	$83,551	$—	$(361)	$83,190
Preclinical Services
Gross carrying amount	1,152,150	—	(19)	1,152,131
Accumulated impairment loss	(1,005,000)			(1,005,000)
Total
Gross carrying amount	$1,235,701	$—	$(380)	$1,235,321
Accumulated impairment loss	(1,005,000)			(1,005,000)
Goodwill, net	$230,701			$230,321

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-Term Debt
Long-term debt consists of the following:

	March 29, 2014	December 28, 2013
Term loans	$404,250	$409,500
Revolving credit facility	235,603	253,308
Other long-term debt	241	241
Total debt	640,094	663,049
Less: current portion of long-term debt	(26,491)	(21,241)
Long-term debt	$613,603	$641,808
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
The $420,000 U.S. term loan matures in quarterly installments through maturity on May 29, 2018. The revolving credit facility also matures on May 29, 2018 and requires no scheduled payment before this date. The interest rates applicable to the $970M Credit Facility are variable and are based on an applicable rate plus a spread determined by our leverage ratio. As of March 29, 2014, the interest rate spread for the adjusted LIBOR was 1.25%.
The $970M Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to our business and negative and affirmative covenants. As of March 29, 2014, we were compliant with all financial covenants specified in the credit agreement.
We had $5,109 outstanding under letters of credit as of March 29, 2014.
Principal maturities of existing debt for the periods set forth in the table below, are as follows:

Twelve Months Ending
March 2015	$26,491
March 2016	42,000
March 2017	52,500
March 2018	73,500
March 2019	445,603
Total	$640,094
We have capital leases for equipment. These leases are capitalized using interest rates considered appropriate at the inception of the lease. Capital lease obligations amounted to $717 and $740 at March 29, 2014 and December 28, 2013, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

8. EQUITY

Earnings Per Share
Basic earnings per share for the three months ended March 29, 2014 and March 30, 2013 was computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares, such as unvested restricted stock. The weighted average number of common shares outstanding for the three months ended March 29, 2014 and March 30, 2013 has been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.
Options to purchase 609,923 shares and 2,684,236 shares were outstanding in each of the three months ended March 29, 2014 and March 30, 2013, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted average shares outstanding for the three months ended March 29, 2014 and March 30, 2013 excluded the weighted average impact of 1,188,699 and 1,149,622 shares, respectively, of non-vested restricted stock awards.
The following table reconciles of the numerator and denominator in the computations of the basic and diluted earnings per share.

	Three Months Ended
	March 29, 2014	March 30, 2013
Numerator:
Income from continuing operations for purposes of calculating earnings per share	$32,502	$25,733
Loss from discontinued businesses	(270)	$(155)
Denominator:
Weighted-average shares outstanding—Basic	47,090,830	47,658,995
Effect of dilutive securities:
Stock options and contingently issuable restricted stock	1,060,554	777,054
Weighted-average shares outstanding—Diluted	48,151,384	48,436,049
Basic earnings per share from continuing operations attributable to common shareholders	$0.69	$0.54
Basic earnings (loss) per share from discontinued operations attributable to common shareholders	$(0.01)	$—
Diluted earnings per share from continuing operations attributable to common shareholders	$0.67	$0.53
Diluted earnings (loss) per share from discontinued operations attributable to common shareholders	$(0.01)	$—

Treasury Shares
For the three months ended March 29, 2014 and March 30, 2013, we repurchased 183,300 shares of common stock for $9,820 and 157,283 shares of common stock for $6,458, respectively, through open market purchases made in reliance on Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. Additionally, our 2007 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. During the three months ended March 29, 2014 and March 30, 2013, we acquired 112,747 shares for $6,654 and 111,515 shares for $4,471, respectively, as a result of such withholdings.
Share repurchases for the three months ended March 29, 2014 and March 30, 2013 were as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 29, 2014	March 30, 2013
Number of shares of common stock repurchased	296,047	268,798
Total cost of repurchase	$16,474	$10,929

9. INCOME TAXES
The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statements of income:

	Three Months Ended
	March 29, 2014	March 30, 2013
Income from continuing operations before income taxes	$42,986	$35,648
Effective tax rate	24.1%	27.3%
Provision for income taxes	$10,358	$9,722
Our overall effective tax rate was 24.1% in the first quarter of 2014 and 27.3% in the first quarter of 2013. The decrease was primarily attributable to a $1,837 release of an uncertain tax position resulting from the ability to offset a capital gain from an investment in a limited partnership. The effective tax rate for the first quarter of 2014 reflects a discrete benefit of $238 resulting from the settlement of a Canadian tax controversy related to headquarter service charges for the tax years 2006 through 2009. In addition, in the first quarter of 2014, we reorganized our UK RMS operations. The purpose of this reorganization was to streamline the legal entity structure in order to improve the operating efficiency, facilitate acquisitions, and provide tax benefits. The reorganization, which did not involve reductions of personnel or facility closures, resulted in a one-time tax cost in the first quarter of 2014 of $1,220 due primarily to the write-off of deferred tax assets.
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The ASU requires an entity to present an unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss, or similar loss or tax credit carryforward, as opposed to a liability, unless certain circumstances exist. The ASU does not require new disclosures and may be adopted either prospectively or retrospectively. The ASU become effective during our first fiscal quarter and we adopted the provisions of ASU 2013-11 retrospectively. The adoption of the ASU decreased net non-current deferred tax assets and decreased the associated long-term tax liabilities related to unrecognized tax benefits by $9,271 and $11,865 as of March 29, 2014 and December 28, 2013, respectively.

During the first quarter of 2014, our unrecognized tax benefits recorded decreased by $2,563 to $15,912 due primarily to the settlement of a Canadian tax controversy related to headquarter service charges for tax years 2006 through 2009 and the release of a portion of the uncertain tax position associated with an acquisition agreement termination fee to offset a capital gain.
The amount of unrecognized income tax benefits that would impact the effective tax rate favorably decreased by $2,719 to $14,293. The decrease was due primarily to the settlement of a Canadian tax controversy related to headquarter service charges for tax years 2006 through 2009 and the release of a portion of the uncertain tax position associated with an acquisition agreement termination fee to offset a capital gain. The amount of accrued interest on unrecognized tax benefits decreased by by $24 to $667 in the first quarter of 2014 primarily due to the settlement of the Canadian tax controversy.

We conduct business in a number of tax jurisdictions. As a result, we are subject to tax audits in jurisdictions including, but not limited to, the United States, the United Kingdom, Japan, France, Germany, and Canada. With few exceptions, we are no longer subject to U.S. and international income tax examinations for years before 2010 although carryforward attributes that were generated prior to 2010 may still be adjusted upon examination by taxing authorities if they either have been, or will be, used in

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

a future period. As of March 29, 2014, we anticipate the statue of limitations to expire within the next twelve months for a year which includes an uncertain tax position associated with an acquisition agreement termination fee. However, we do not expect the liability associated with this uncertain tax position to decrease until the statute expires on the year in which a carryforward attribute is utilized.

We and certain of our subsidiaries are currently under audit by various tax authorities in the U.S., Germany, and France. We do not believe that resolution of these controversies will have a material impact on our financial position or results of operations.

On December 30, 2013, the French government enacted anti-hybrid provisions in an attempt to further restrict the ability of companies to deduct interest in France for 2013 and beyond. We believe this new tax law should not apply to further restrict the deduction of interest by our French affiliates. However, future changes in or clarifications to the French anti-hybrid provisions could result in the disallowance of interest deducted by our French affiliates resulting in an increase to our effective tax rate in 2014 and beyond

On February 25, 2013, the German government enacted a tax law change that restricts the deductibility of losses in Germany. As of March 29, 2014, we believe that this new tax law should not apply to restrict the deduction of losses by our German affiliates. However, future changes in or clarifications to the German tax law may result in disallowing losses currently being deducted by our German affiliates and a corresponding increase to our effective tax rate in 2014 and beyond.

In accordance with our policy, the remaining undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of the first quarter of 2014 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.

The income tax expense (benefit) related to items of other comprehensive income are as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Income tax benefit related to foreign currency translation adjustment	$(105)	$662
Income tax expense related to change in unrecognized pension gains, losses and prior service costs	124	242
Income tax expense related to items of other comprehensive income	$19	$904

10. EMPLOYEE BENEFITS
The following table provides the components of net periodic benefit cost for our defined benefit plans for the three month period ended:

	Pension Benefits		Supplemental Retirement Benefits
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Service cost	$842	$847	$189	$161
Interest cost	3,211	2,810	252	177
Expected return on plan assets	(4,278)	(3,656)	—	—
Amortization of prior service cost (credit)	(159)	(150)	165	165
Amortization of net loss (gain)	223	690	63	63
Net periodic (benefit) cost	$(161)	$541	$669	$566

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The above table excludes amortization of net deferred gains of $3 and $31 for the three month periods ended March 29, 2014, and March 30, 2013, respectively, related to our post-retirement health and life insurance plans. During 2014, we expect to contribute $6,477 to our pension plans.

11. STOCK PLANS AND STOCK-BASED COMPENSATION

We have stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock and performance share units. For a complete description of these plans please refer to our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 28, 2013.

The following table provides the financial statement line items in which stock-based compensation is reflected:

	Three Months Ended
	March 29, 2014	March 30, 2013
Stock-based compensation expense included in:
Cost of sales	$1,353	$1,369
Selling, general and administration	5,306	4,535
Stock-based compensation, before income taxes	6,659	5,904
Provision for income taxes	(2,364)	(2,043)
Stock-based compensation, net of tax	$4,295	$3,861

Performance Based Stock Award Program
In the first quarters of 2014 and 2013, we issued performance-based stock awards (performance share units, or PSUs) to certain employees. Each performance share unit is settled in one share of our common stock three years from the grant date if the participant satisfies the service requirement. In addition, the number of common stock issued for each PSU at the end of the three-year vesting period is adjusted based on a performance condition linked to the Company's financial performance, which is generally earnings per share with certain defined adjustments, and is further adjusted based on a market condition, which is calculated based on the Company's stock price performance relative to a peer group over the three year vesting period. The fair value of the market condition is reflected in the fair value of the award at grant date. Each reporting period, we record a ratable amount of stock-based compensation for the estimated number of common shares expected to be issued upon the vestings of the PSUs based on our estimated outcome for the performance condition.

During the first quarter of 2014, we issued 214,823 performance share units using a fair value per share of $67.82. The maximum amount of common shares to be issued upon vesting is 429,646. During the first quarter of 2013, we issued 163,847 performance share units using a fair value per share of $44.47. The maximum amount of common shares to be issued upon vesting of these PSUs is 327,694. For the period ended March 29, 2014, we recognized $1,034 of stock-based compensation related to performance share units granted in 2014 and 2013.

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
On July 27, 2012, a Mauritius supplier of large animal models submitted an Application for Arbitration with The Permanent Secretariat, The Permanent Court of Arbitration, The Mauritius Chamber of Commerce and Industry in Port Louis, Mauritius.  The supplier asserted that the Company failed to pay certain invoices and the supplier was therefore permitted to terminate the supply agreement.  The Company filed a counterclaim asserting that the supplier had failed to meet its contractual obligations under the supply agreement.  The arbitration hearing relating to this contract dispute took place in Mauritius from August 13-15, 2013 and final arguments were presented in March 2014. While no prediction may be made as to the outcome of arbitration, the Company intends to defend against this proceeding vigorously and therefore an estimate of the possible loss or range of loss cannot be made.

13. BUSINESS SEGMENT INFORMATION
We report two business segments, Research Models and Services (RMS) and Preclinical Services (PCS). Our RMS segment includes sales of Research Models, Genetically Engineered Models and Services (GEMS), Insourcing Solutions (IS), Research Animal Diagnostic Services (RADS), Discovery Services (DS), Endotoxin and Microbial Detection (EMD) products and services, and Avian Vaccine products and services. Our PCS segment includes services required to take a drug through the development process, which includes DS, safety assessment and Biologics Testing Services.
The following table presents sales and other financial information by business segment.

	Three Months Ended
	March 29, 2014	March 30, 2013
Research Models and Services
Revenue	$185,615	$182,489
Gross margin	80,979	80,435
Operating income	53,540	55,303
Depreciation and amortization	10,690	9,873
Capital expenditures	6,868	4,010
Preclinical Services
Revenue	$113,753	$108,749
Gross margin	27,834	23,776
Operating income	12,033	8,060
Depreciation and amortization	9,361	10,137
Capital expenditures	4,322	2,418
A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Total segment operating income	$65,573	$63,363
Unallocated corporate overhead	(25,867)	(20,600)
Consolidated operating income	$39,706	$42,763
Revenue for each significant product or service area are as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 29, 2014	March 30, 2013
Research models	$99,355	$103,123
Research model services	53,795	52,154
EMD	32,465	27,212
Total research models and services	185,615	182,489
Total preclinical services	113,753	108,749
Total revenue	$299,368	$291,238

A summary of unallocated corporate overhead consists of the following:

	Three Months Ended
	March 29, 2014	March 30, 2013
Stock-based compensation expense	$3,702	$3,197
U.S. retirement plans	644	1,300
Audit, tax and related expense	1,906	1,235
Salary and bonus	6,139	4,755
Global IT	2,869	2,586
Employee health, long-term disability and fringe benefit expense	2,319	2,228
Consulting and professional services	1,182	688
Depreciation expense	1,600	1,570
Other general unallocated corporate expenses	5,506	3,041
Total unallocated corporate overhead costs	$25,867	$20,600
Other general unallocated corporate expenses consist of various departmental costs including those associated with senior executives, corporate accounting, legal, tax, human resources and treasury.

14. DISCONTINUED OPERATIONS
On March 28, 2011, we disposed of our Phase I clinical business. As part of the disposition we remained the guarantor of a Phase I facility lease. The facility lease runs through January 2021 with remaining lease payments totaling $11,070 as of March 29, 2014. On April 4, 2013, the buyer of our Phase I clinical business filed for Chapter 11 bankruptcy and effective July 1, 2013, we assumed control of the leased property and assumed obligations under the lease consistent with the guarantee. The total carrying amount of the liability for our obligation under the lease as of March 29, 2014 is $9,345 and is reflected on the consolidated balance sheet as a liability of discontinued operations.
The consolidated financial statements classify, as discontinued operations, the assets and liabilities, operating results and cash flows, of businesses that are discontinued for all periods presented. Operating results from discontinued operations are as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 29, 2014	March 30, 2013
Income (loss) from operations of discontinued businesses, before income taxes	(25)	(220)
Provision (benefit) for income taxes	245	(65)
Income (loss) from operations of discontinued businesses, net of taxes	$(270)	$(155)

Assets and liabilities of discontinued operations at March 29, 2014 and December 28, 2013 consisted of the following:

	March 29, 2014	December 28, 2013
Current assets	$677	$750
Long-term assets	2,970	3,151
Total assets	$3,647	$3,901
Current liabilities	$1,747	$1,931
Long-term liabilities	7,615	8,080
Total liabilities	$9,362	$10,011
Current and long-term assets include deferred tax assets. Current and long-term liabilities consist primarily of estimated lease payments, less sublease income, for the Phase I facility.

15. BUSINESS ACQUISITIONS

Early Discovery UK
On April 1, 2014, we acquired the CRO services division of Galapagos N.V., which includes both the Argenta and BioFocus businesses, and which consist of UK entities and certain Dutch assets including a facility lease and equipment, and the transfer of employees (collectively Early Discovery UK). We expect that the acquisition will enhance our position as a full service, early-stage CRO, with integrated in vitro and in vivo capabilities from target discovery through preclinical development. The preliminary purchase price of the acquisition is $190,727 in cash and up to an additional $6,887 in contingent consideration. The purchase price includes payment for estimated working capital, which is subject to final adjustment based on the actual working capital of the acquired business. We are currently in the process of determining the allocation of the purchase price to the fair value of assets and liabilities acquired.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes of this quarterly report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 28, 2013.
Overview
We are a leading full-service contract research organization (CRO) with integrated early-stage capabilities to support the drug discovery and early-stage development process. We provide our products and services to pharmaceutical and biotechnology companies, government agencies, leading hospitals and academic institutions around the world in order to bring drugs to market faster and more efficiently. We have built upon our core competency of laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of discovery and preclinical services, both GLP (Good Laboratory Practice) and non-GLP that are able to support our clients from target identification through preclinical development. Utilizing our broad portfolio of products and services enables our clients to create a more flexible drug development model, which reduces their costs, enhances their productivity and effectiveness and increases speed to market. We have been in business for over 65 years and currently operate approximately 68 facilities in 16 countries worldwide.
We report two business segments: Research Models and Services (RMS) and Preclinical Services (PCS). Our RMS segment includes three product and service categories: Research Models, Research Model Services, and Endotoxin and Microbial Detection (EMD). Research Models includes the commercial production and sale of small research models, as well as the supply of avian vaccine products and large research models. Research Model Services includes four business units: Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered models; Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services; Discovery Services (DS), which provides non-regulated services to assist clients with the identification, screening and selection of a lead compound for drug development; and Insourcing Solutions (IS), which provides colony management services for our client's in vivo operations. EMD primarily includes in vitro (non-animal) lot-release testing products and microbial detection and species identification services. Our PCS segment includes services required to take a drug through the early development process including discovery services, regulated and non-regulated safety assessment services and biologics testing services.
Recent Developments
During the three months ended March 29, 2014, the following events occurred:

•
We announced the acquisition of the CRO services division of Galapagos N.V. for approximately $191 million in cash, including certain working capital adjustments. The acquisition closed on April 1, 2014. We expect that the acquisition will enhance our position as a full service, early-stage CRO, with integrated in vitro and in vivo capabilities from target discovery through preclinical development.

•
As part of our global efficiency initiative, we announced the planned closure of our Portage, Michigan, research model production facility and the reallocation of production to certain of our other North America research model facilities. The closure will result in accelerated depreciation of approximately $1.1 million in 2014, of which $0.3 million was recorded in the current quarter. We also recorded asset impairments of $0.7 million related to equipment that would no longer be required. We recorded severance costs of $1 million related to headcount reductions at the site. We expect to incur additional cash and non-cash charges related to the Portage consolidation in 2014, including accelerated depreciation of $0.8 million.

•
For the three months ended March 29, 2014, we recognized gains of $6.1 million related to our investments in venture capital limited partnerships. In addition, we received distributions of $6.5 million from these investments during the quarter. Our investments in these limited partnerships are subject to a high degree of volatility, and are generally higher risk than other investments we may make.

Critical Accounting Policies
Our discussion and analysis of our results of operations and liquidity and capital resources are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). In order to prepared our condensed consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors we believe to be relevant at the time we prepare our condensed consolidated financial statements. Significant estimates and assumptions are required for, but not limited to, the following: (1) revenue recognition, (2) long-lived asset valuation, impairment, and estimated useful lives, (3) share-based compensation expense, (4) income taxes, (5) inventory valuation, (6) purchase accounting for acquired businesses, (7) reserves related to contingent liabilities, including accounts receivable, litigation and vacated leases (8) pension liabilities and expense. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Financial Highlights

	For the Three Months Ended
(in millions, except per share amounts and percentages)	March 29, 2014	March 30, 2013	Change
Total
Revenue	$299.4	$291.2	2.8%
Gross margin	$108.8	$104.2	4.4%
Gross margin %	36.3%	35.8%
Operating income	$39.7	$42.8	(7.2)%
Operating income %	13.3%	14.7%
Net income attributable to common stockholders	$32.2	$25.6	25.8%
Diluted earnings per share from continuing operations	$0.67	$0.53
Cash flows from operating activities	$28.5	$30.0	(5.0)%
Cash flows from investing activities	$(6.5)	$(28.8)	(77.4)%
Cash flows from financing activities	(6.1)	(6.5)	(6.2)%
RMS
Revenue	$185.6	$182.5	1.7%
Gross margin	$81.0	$80.4	0.7%
Operating income	$53.5	$55.3	(3.3)%
PCS
Revenue	$113.8	$108.7	4.7%
Gross margin	$27.8	$23.8	16.8%
Operating income	$12.0	$8.1	48.1%

•
Total revenue during the first quarter of 2014 was $299.4 million, an increase of 2.8% over the same period last year. Revenue increased in both reportable business segments. The effect of foreign currency translation had a positive impact on revenue of 0.4%.

•
Gross margins increased to 36.3% for the first quarter of 2014 compared to gross margins of 35.8% for the first quarter of 2013. The increase was due to increases in gross margins from our PCS segment due to favorable foreign exchange from a weaker Canadian dollar, higher revenue on our fixed cost base and higher research and development tax credits in the UK as a result of a tax law change.

•
Operating income was $39.7 million for the first quarter of 2014 compared to operating income of $42.8 million for the first quarter of 2013, a decrease of 7.2%. The decrease was due primarily to an increase in corporate unallocated costs, including increased costs related to the evaluation and integration of acquired businesses. The RMS operating income decline was due to charges related to our global efficiency initiatives, which includes the planned closure of our Portage, Michigan research model production facility, partially offset by increases in PCS operating income. Operating margins were 13.3% for the first quarter of 2014 compared to 14.7% for the first quarter of 2013 reflecting the decline in operating income.

•
Net income attributable to common shareholders was $32.2 million for the three months ended March 29, 2014 compared to $25.6 million for the three months ended March 30, 2013. The increase in net income attributable to common shareholders was driven by decreases in interest expense and increases in other income, partially offset by a decline in operating income.

•
Diluted earnings per share from continuing operations for the first quarter of 2014 were $0.67 compared to $0.53 for the first quarter of 2013. The increase was primarily due to the increase in net income attributable to common shareholders.

•	Cash flows from operating activities were $28.5 million for the first quarter of 2014 compared to $30.0 million for the first quarter of 2013.

Results of Operations
Comparison of the Three Months Ended March 29, 2014 to the Three Months Ended March 30, 2013
Revenue. Revenue for the three months ended March 29, 2014 was $299.4 million, an increase of $8.2 million, or 2.8%, from $291.2 million for the three months ended March 30, 2013. The effect of foreign currency translation had a positive impact on sales of 0.4%.

	For the Three Months Ended
(in millions, except percentages)	March 29, 2014	March 30, 2013	% change	Impact of FX
Research models	$99.4	$103.1	(3.6)%	(0.1)%
Research model services	53.8	52.2	3.1%	0.4%
EMD	32.4	27.2	19.1%	1.3%
Total RMS	185.6	182.5	1.7%	0.2%
Total PCS	113.8	108.7	4.6%	0.7%
Total revenue	$299.4	$291.2	2.8%	0.4%
Research model sales declined due primarily to lower unit volume resulting from continued consolidation within the global biopharmaceutical industry, as well as lower sales to the U.S. government. Research model services revenue increased due primarily to increases in GEMS and Discovery Services. The EMD sales increase was driven by global demand for our Endosafe®-PTS™ family of products, traditional LAL (limulus amebocyte lysate) products, microbial identification services, and the acquisition of our Singapore distributor in 2013. Revenue for our PCS segment increased as a result of higher sales to mid-tier biotechnology clients and increased sales in our Biologics Testing Solutions business.
Cost of Products Sold and Services Provided. Cost of products sold and services provided during the first quarter of 2014 was $190.6 million, an increase of $3.6 million, or 1.9%, from $187.0 million during the first quarter of 2013.

	For the Three Months Ended
(in millions, except percentages)	March 29, 2014	% of revenue	March 30, 2013	% of revenue	% change
Research models and services	$104.6	56.4%	$102.1	55.9%	2.4%
Preclinical services	86.0	75.6%	84.9	78.1%	1.3%
Total cost of products sold and services provided	$190.6	63.7%	$187.0	64.2%	1.9%
Cost of products sold and services provided increased for both reportable segments. Cost of products sold and services provided for the RMS segment were negatively impacted by accelerated depreciation and asset impairments of $1.0 million related to the North America facility consolidation. Cost of services provided for the PCS segment decreased as a percent of revenue due to higher sales on our fixed cost base, particularly in our Biologics Testing Solution services business.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 29, 2014 were $64.8 million, an increase of $7.6 million, or 13.3%, from $57.2 million for the three months ended March 30, 2013. Selling, general and administrative expenses for the first quarter of 2014 were 21.6% of revenue compared to 19.6% for the first quarter of 2013.

	For the Three Months Ended
(in millions, except percentages)	March 29, 2014	% of revenue	March 30, 2013	% of revenue	% change
Research models and services	$25.0	13.5%	$23.1	12.7%	8.2%
Preclinical services	13.9	12.2%	13.5	12.4%	3.0%
Unallocated corporate	25.9	n/a	20.6	n/a	25.7%
Total selling, general and administrative	$64.8	21.6%	$57.2	19.6%	13.3%
The increase in selling, general and administrative expenses was primarily driven by higher unallocated corporate costs, which increased 13.3% year over year. The increase in these costs was due to costs associated with the evaluation and integration of business acquisitions, increased compensation costs associated with salaries, bonuses and equity-based compensation, and an increase in consulting and professional services. In addition, selling, general and administrative expenses for our RMS segment increased to 13.5% of revenue as compared to 12.7% in the prior period primarily due to a decline in U.S. research model revenue on a stable selling, general and administrative expense base.
Amortization of Other Intangible Assets. Amortization of other intangibles for the three months ended March 29, 2014 was $4.3 million, an increase of $0.1 million, from $4.2 million for the three months ended March 30, 2013.
Operating Income. Operating income for the three months ended March 29, 2014 was $39.7 million, a decrease of $3.1 million compared to operating income of $42.8 million for the three months ended March 30, 2013. Operating income as a percentage of revenue for the three months ended March 29, 2014 was 13.3% compared to 14.7% for the three months ended March 30, 2013.

	For the Three Months Ended
(in millions, except percentages)	March 29, 2014	% of revenue	March 30, 2013	% of revenue	% change
Research models and services	$53.5	28.8%	$55.3	30.3%	(3.3)%
Preclinical services	12.0	10.6%	8.1	7.5%	48.1%
Unallocated corporate	(25.8)	n/a	(20.6)	n/a	25.2%
Total operating income	$39.7	13.3%	$42.8	14.7%	(7.2)%
The decrease in total operating income in the first quarter of 2014 as compared to the prior year was primarily due to an increase in corporate unallocated costs, due largely to costs associated with the evaluation and integration of business acquisitions, and lower operating income from our RMS business segment as a result of accelerated depreciation, asset impairment charges and severance associated with our global efficiency initiatives. The decrease in total operating income was partially offset by increased PCS segment operating income, which was driven by foreign exchange benefits in our Canadian location, higher research and development tax credits in the UK as a result of a tax law change, increased study volume for regulated safety assessment services, and improved profitability for the Biologics Testing Solutions business.
Interest Expense. Interest expense for the first quarter of 2014 was $2.8 million, compared to $8.3 million in the first quarter of 2013. The decrease was due mainly the retirement of our Senior Convertible Debentures, which resulted in the elimination of the amortization of the debt discount.
Interest Income. Interest income for the first quarter of 2014 was $0.2 million, compared to $0.1 million for the first quarter of 2013.
Other Income (Expense), Net. Other income (expense), net, was $5.9 million for the three months ended March 29, 2014 compared to a loss of $1.1 million the three months ended March 30, 2013. The increase was due mainly to income from our investments in limited partnerships accounted for under the equity method. As these funds mature, investment gains and losses from underlying holdings tend to be more volatile as these holdings issue public stock, which is subject to market volatility, are acquired by third parties, or become impaired. We expect that other income (expense) related to our investments in the limited partnerships may continue to be volatile and unpredictable for the remainder of the fiscal year and beyond.
Income Taxes. Income tax expense for the three months ended March 29, 2014 was $10.4 million, an increase of $0.7 million compared to $9.7 million for the three months ended March 30, 2013. Our effective tax rate was 24.1% for the first quarter of 2014 compared to 27.3% for the first quarter of 2013. The decrease was primarily attributable to a $1.8 million release of an uncertain tax position resulting from the ability to offset a capital gain from an investment in a limited partnership, The effective tax rate for the first quarter of 2014 reflects a discrete benefit of $0.2 million resulting from the settlement of a Canadian tax controversy related to headquarter service charges for the tax years 2006 through 2009. In addition, in the first quarter of 2014, we reorganized our UK RMS operations. The purpose of this reorganization was to streamline the legal entity structure in order to improve the operating efficiency, facilitate acquisitions, and provide tax benefits. The reorganization, which did not involve reductions of personnel or facility closures, resulted in a one-time tax cost in the first quarter of 2014 of $1.2 million due primarily to the write-off of deferred tax assets.

Liquidity and Capital Resources
The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our consolidated statements of cash flows.

	For the three months ended
(in millions)	March 29, 2014	March 30, 2013
Cash flows provided by operating activities	$28.5	$30.0
Cash flows used in investing activities	$(6.5)	$(28.8)
Cash flows used in financing activities	$(6.1)	$(6.5)

Our principal sources of liquidity have been our cash flow from operations, supplemented by long-term borrowings. On May 29, 2013, we amended and restated our previous credit agreement and entered into a $970.0 million agreement (the $970M Credit Facility). The $970M Credit Facility has a maturity date of May 2018 and provides for a $420.0 million U.S. term loan and a $550.0 million multi-currency revolving credit facility. The revolving credit facility may be drawn in U.S. Dollars, Euros, Pound Sterling, or Japanese Yen, subject to sub-limits by currency. Under specified circumstances, we have the ability to expand the term loan and/or revolving credit facility by up to $350.0 million. The U.S. term loan matures in 20 quarterly installments through May 2018. The revolving credit facility matures in May 2018 and requires no scheduled payment before this date. The interest rates on the $970M Credit Facility are variable and are based on an applicable published rate plus a spread determined by our leverage ratio. Amounts outstanding under the $970M Credit Facility are as follows as of March 29, 2014:

(in millions)	March 29, 2014	December 28, 2013
Term loans	$404.3	$409.5
Revolving credit facility	235.6	253.3
Total	$639.9	$662.8

In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of the first quarter of 2014 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.
The following table presents our cash, cash equivalents held in the United States and by foreign subsidiaries:

(in millions)	March 29, 2014	December 28, 2013
Cash and cash equivalents
Held in the United States	$2.5	$8.0
Held by non-U.S. subsidiaries	167.4	147.9
Total cash and cash equivalents	$169.9	$155.9
Marketable securities held by non-U.S. subsidiaries	11.4	11.2
Total cash, cash equivalents and marketable securities	$181.3	$167.1
The following table presents our net cash provided by operating activities:

	For the three months ended
(in millions)	March 29, 2014	March 30, 2013
Income from continuing operations	$32.6	$25.9
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities	35.5	38.0
Changes in assets and liabilities	(39.6)	(33.9)
Net cash provided by operating activities	$28.5	$30.0
Net cash provided by operating activities for the three months ended March 29, 2014 and March 30, 2013 was $28.5 million and $30.0 million, respectively. The decrease in cash provided by operations was primarily due to the net effect of changes in our working capital, including a reduction in taxes payable and higher accounts receivable due to higher revenue sequentially. Our days sales outstanding (DSO), which includes deferred revenue as an offset to accounts receivable in the calculation, was 56 days as of March 29, 2014 consistent with 56 days as of December 28, 2013. Changes in operating assets and liabilities were consistent for each period.
The following table presents our net cash used in investing activities:

	For the three months ended
(in millions)	March 29, 2014	March 30, 2013
Acquisition of businesses and assets, net of cash acquired	$—	$(24.1)
Capital expenditures	(11.2)	(6.4)
Investments, net	4.4	1.7
Other, net	0.3	—
Net cash used in investing activities	$(6.5)	$(28.8)
Net cash used in investing activities for the three months ended March 29, 2014 and March 30, 2013 was $6.5 million and $28.8 million, respectively. The acquisition of Vital River, completed in the first quarter of 2013, was the primary use of cash in investing activities in the prior period. Our capital expenditures for the three months ended March 29, 2014 were $11.2 million, of which $6.9 million was related to our RMS segment and $4.3 million to our PCS segment. As we noted above, we acquired the CRO services division of Galapagos N.V. for approximately $191 million in cash in April 2014. The acquisition closed during our fiscal second quarter. The acquisition was funded with approximately $75 million of our cash on hand as of March 29, 2014, and with $116 million in additional borrowings on our revolving credit facility.
The following table presents our net cash used in financing activities:

	For the three months ended
(in millions)	March 29, 2014	March 30, 2013
Proceeds from long-term debt and revolving credit agreement	$49.4	$32.8
Payments on long-term debt, capital lease obligation and revolving credit agreement	(72.6)	(54.9)
Proceeds from exercises of stock options	34.8	25.1
Purchase of treasury stock	(20.8)	(11.2)
Other, net	3.1	1.7
Net cash used in financing activities	$(6.1)	$(6.5)
Net cash used in financing activities for the three months ended March 29, 2014 and March 30, 2013 was $6.1 million and $6.5 million, respectively. For the three months ended March 29, 2014, proceeds from exercises of employee stock options increased to $34.8 million compared to $25.1 million in the prior year, due to an increase in exercises of stock awards during the period. We reduced our outstanding debt by paying down a net of $23.2 million in the current quarter. Finally, for the three months ended March 29, 2014 and March 30, 2013, we paid $20.8 million and $11.2 million, respectively, for the purchase of treasury stock acquired through open market purchases made in reliance on Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934 pursuant to our authorized stock repurchase program. As of March 29, 2014, we have $129.3 million remaining on the authorization.

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

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The ASU requires an entity to present an unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss, or similar loss or tax credit carryforward, as opposed to a liability, unless certain circumstances exist. The ASU does not require new disclosures and may be adopted either prospectively or retrospectively. The ASU became effective during our fiscal first quarter and we adopted the provisions of ASU 2013-11 retrospectively. The adoption of the ASU decreased net deferred tax assets and decreased the associated long-term tax liabilities related to unrecognized tax benefits by approximately $9.3 million and $11.9 million as of March 29, 2014 and December 28, 2013, respectively.
In April 2014, the FASB issued ASU 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The ASU is effective for annual and interim periods beginning after December 15, 2014. We are evaluating the impact the adoption will have on our consolidated financial statements.

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
Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $9.5 million on a pre-tax basis.
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
During the first quarter of 2014, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on client transactions and certain balance sheet items, including intercompany loans. No foreign currency contracts were open at quarter end.

Item 4.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as of March 29, 2014. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may, from time to time, make changes aimed at enhancing their effectiveness to ensure that our systems evolve with our business.

(b)	Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 29, 2014 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 28, 2013.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the quarter ended March 29, 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 29, 2013 to January 25, 2014	152,500	$53.30	152,500	$130,972
January 26, 2014 to February 22, 2014	30,800	$54.95	30,800	$129,280
February 23, 2014 to March 29, 2014	112,747	$59.01	—	$129,280
Total:	296,047		183,300
On July 29, 2010, our Board of Directors authorized a $500 million stock repurchase program. Our Board of Directors subsequently approved increases to the stock repurchase program by $250 million in 2010, and by $250 million in 2013 for an aggregate authorization of $1 billion. During the first quarter of 2014, we repurchased 183,300 shares of common stock for $9.8 million under our Rule 10b5-1 Purchase Plan and in open market trading.

Item 6.    Exhibits
(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed herewith.
31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed herewith.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act. Filed herewith.

101
The following materials from the Form 10-Q for the period ended March 29, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income , (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) related notes to these Unaudited, Condensed Consolidated Interim Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
April 30, 2014	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

April 30, 2014	/s/ THOMAS F. ACKERMAN
Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer

Exhibit 31.1
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES‑OXLEY ACT OF 2002
AND RULE 13a-14(a)/15d-14(a) OF THE EXCHANGE ACT OF 1934

I, James C. Foster, Chief Executive Officer of Charles River Laboratories International, Inc. (the registrant) certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended March 29, 2014 of the registrant;

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: April 30, 2014	/s/ James C. Foster James C. Foster Chairman, President and Chief Executive Officer Charles River Laboratories International, Inc.

Exhibit 31.2
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES‑OXLEY ACT OF 2002
AND RULE 13a-14(a)/15d-14(a) OF THE EXCHANGE ACT OF 1934
I, Thomas F. Ackerman, Corporate Executive Vice President and Chief Financial Officer of Charles River Laboratories International, Inc. (the registrant) certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended March 29, 2014 of the registrant;

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: April 30, 2014	/s/ Thomas F. Ackerman Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer Charles River Laboratories International, Inc.

Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES‑OXLEY ACT OF 2002
In connection with the quarterly report on Form 10-Q for the quarter ended March 29, 2014 of Charles River Laboratories International, Inc. (the “Company”) as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, James C. Foster, Chairman, Chief Executive Officer and President of the Company, and Thomas F. Ackerman, Corporate Executive Vice President and Chief Financial Officer of the Company, each hereby certifies, to the best of his knowledge and pursuant to 18 U.S.C. Section 1350, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”); and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 30, 2014	/s/ James C. Foster James C. Foster Chairman, President and Chief Executive Officer Charles River Laboratories International, Inc.
Dated: April 30, 2014	/s/ Thomas F. Ackerman Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer Charles River Laboratories International, Inc.
This certification shall not be deemed “filed” for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.