Form 10-Q
period 2014-06-28
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2014-08-07
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 24, 2014, there were 46,677,079 shares of the Registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended June 28, 2014

Special Note on Factors Affecting Future Results
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on our current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: goodwill and asset impairments still under review; future demand for drug discovery and development products and services, including the outsourcing of these services and spending trends by our clients; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy; changes in our business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with venture capital limited partnerships and leading pharmaceutical companies and opportunities for future similar arrangements; changes in the composition or level of our revenues; our cost structure; the impact of acquisitions (including BioFocus and Argenta, see Note 2, "Business Acquisitions"); the impact of dispositions; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure) including gains and losses attributable to businesses our plans to close, consolidate or divest; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our liquidity. In addition, these statements include the impact of economic and market conditions on our clients; the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis and our ability to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 28, 2013 under the section entitled “Our Strategy,” the section entitled “Risks Related to Our Business and Industry,” the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

Part I. Financial Information
Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Product revenue	$130,176	$121,858	$257,199	$248,145
Service revenue	211,003	171,075	383,348	336,026
Total revenue	341,179	292,933	640,547	584,171
Costs and expenses:
Cost of products sold	67,591	66,627	134,177	132,660
Cost of services provided	147,954	123,736	271,923	244,730
Selling, general and administrative	67,756	54,919	132,523	112,118
Amortization of other intangible assets	6,853	4,463	11,193	8,712
Operating income	51,025	43,188	90,731	85,951
Other income (expense):
Interest income	222	236	427	333
Interest expense	(3,373)	(7,544)	(6,174)	(15,824)
Other income, net	2,667	967	8,543	2,035
Income from continuing operations, before income taxes	50,541	36,847	93,527	72,495
Provision for income taxes	14,081	8,219	24,439	17,941
Income from continuing operations, net of income taxes	36,460	28,628	69,088	54,554
Loss from discontinued operations, net of taxes	(644)	(915)	(914)	(1,070)
Net income	35,816	27,713	68,174	53,484
Less: Net income attributable to noncontrolling interests	(552)	(429)	(678)	(622)
Net income attributable to common shareholders	$35,264	$27,284	$67,496	$52,862
Earnings per common share
Basic:
Continuing operations attributable to common shareholders	$0.76	$0.58	$1.46	$1.12
Discontinued operations	$(0.01)	$(0.02)	$(0.02)	$(0.02)
Net income attributable to common shareholders	$0.75	$0.57	$1.44	$1.10
Diluted:
Continuing operations attributable to common shareholders	$0.75	$0.58	$1.43	$1.11
Discontinued operations	$(0.01)	$(0.02)	$(0.02)	$(0.02)
Net income attributable to common shareholders	$0.74	$0.56	$1.41	$1.09

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$35,816	$27,713	$68,174	$53,484
Foreign currency translation adjustment	12,902	(6,091)	7,884	(26,024)
Defined benefit plan gains and prior service costs not yet recognized as components of net periodic pension cost
Amortization of prior service costs and net gains and losses (Note 11)	291	760	580	1,497
Comprehensive income, before tax	49,009	22,382	76,638	28,957
Income tax expense related to items of other comprehensive income (Note 10)	129	296	148	1,200
Comprehensive income, net of tax	48,880	22,086	76,490	27,757
Less: comprehensive income related to noncontrolling interests	(489)	(577)	(140)	(806)
Comprehensive income attributable to common shareholders	$48,391	$21,509	$76,350	$26,951

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 28, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$117,012	$155,927
Trade receivables, net	274,504	220,630
Inventories	92,621	89,396
Other current assets	107,709	85,847
Current assets of discontinued businesses	856	750
Total current assets	592,702	552,550
Property, plant and equipment, net	687,664	676,182
Goodwill, net	297,005	230,701
Other intangibles, net	181,269	84,537
Deferred tax asset	19,746	23,671
Other assets	81,815	61,964
Long-term assets of discontinued businesses	3,261	3,151
Total assets	$1,863,462	$1,632,756
Liabilities and Equity
Current liabilities:
Current portion of long-term debt and capital leases	$31,932	$21,437
Accounts payable	35,218	31,770
Accrued compensation	59,224	58,461
Deferred revenue	61,870	54,177
Accrued liabilities	67,462	56,712
Other current liabilities	13,761	22,546
Current liabilities of discontinued businesses	2,181	1,931
Total current liabilities	271,648	247,034
Long-term debt and capital leases	781,617	642,352
Other long-term liabilities	103,305	70,632
Long-term liabilities of discontinued businesses	8,271	8,080
Total liabilities	1,164,841	968,098
Commitments and contingencies (Notes 8, 10, and 13)
Redeemable noncontrolling interest	23,483	20,581
Shareholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 83,694,580 issued and 46,899,188 shares outstanding at June 28, 2014 and 82,522,905 issued and 47,553,841 shares outstanding at December 28, 2013	836	825
Additional paid-in capital	2,257,597	2,206,155
Accumulated deficit	(197,977)	(265,473)
Treasury stock, at cost, 36,795,392 shares and 34,969,064 shares at June 28, 2014 and December 28, 2013, respectively	(1,402,852)	(1,305,880)
Accumulated other comprehensive income	14,211	5,357
Total shareholders' equity	671,815	640,984
Noncontrolling interests	3,323	3,093
Total shareholder's equity, including noncontrolling interests	698,621	664,658
Total liabilities and equity	$1,863,462	$1,632,756
See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 28, 2014	June 29, 2013
Cash flows relating to operating activities
Net income	$68,174	$53,484
Less: Loss from discontinued operations	(914)	(1,070)
Income from continuing operations	69,088	54,554
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	44,352	40,420
Amortization of debt issuance costs and discounts	868	8,695
Stock-based compensation	14,881	12,184
Deferred income taxes	6,643	6,236
Gain on investments in limited partnerships	(8,180)	(1,305)
Other, net	517	156
Changes in assets and liabilities:
Trade receivables	(31,161)	(26,450)
Inventories	(2,502)	(882)
Other assets	(14,928)	(4,313)
Accounts payable	4,404	1,143
Accrued compensation	(1,229)	(1,136)
Deferred revenue	1,942	(2,864)
Accrued liabilities	10,012	(820)
Taxes payable and prepaid taxes	(6,802)	(4,292)
Other liabilities	(2,467)	(2,383)
Net cash provided by operating activities	85,438	78,943
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(183,151)	(24,218)
Capital expenditures	(20,505)	(16,223)
Purchases of investments	(9,734)	(6,413)
Proceeds from sale of investments and distributions from investments in limited partnerships	12,818	6,808
Other, net	(1,926)	59
Net cash used in investing activities	(202,498)	(39,987)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	237,920	423,309
Proceeds from exercises of stock options	36,534	36,351
Payments on long-term debt, capital lease obligations and revolving credit agreement	(98,404)	(461,184)
Purchase of treasury stock	(101,609)	(26,899)
Other, net	3,771	(994)
Net cash provided by (used in) financing activities	78,212	(29,417)
Discontinued operations
Net cash used in operating activities	(689)	(946)
Net cash used in discontinued operations	(689)	(946)
Effect of exchange rate changes on cash and cash equivalents	622	(4,757)
Net change in cash and cash equivalents	(38,915)	3,836
Cash and cash equivalents, beginning of period	155,927	109,685
Cash and cash equivalents, end of period	$117,012	$113,521

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

	Total	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital	Treasury Stock	Non-controlling Interests
December 28, 2013	$664,658	$(265,473)	$5,357	$825	$2,206,155	$(1,305,880)	$23,674
Components of comprehensive income, net of tax:
Net income	68,174	67,496	—	—	—	—	678
Other comprehensive income	8,316	—	8,854	—	—		(538)
Total comprehensive income	76,490	—	—	—	—	—	140
Adjustment of redeemable noncontrolling interest to fair value	—	—	—	—	(2,992)	—	2,992
Tax benefit associated with stock issued under employee compensation plans	3,125	—	—	—	3,125	—	—
Issuance of stock under employee compensation plans	36,439	—	—	11	36,428	—	—
Acquisition of treasury shares	(96,972)	—	—	—	—	(96,972)	—
Stock-based compensation	14,881	—	—	—	14,881	—	—
June 28, 2014	$698,621	$(197,977)	$14,211	$836	$2,257,597	$(1,402,852)	$26,806

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

1.	BASIS OF PRESENTATION
The condensed consolidated interim financial statements of Charles River Laboratories International, Inc. (the Company) are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to state fairly the Company's financial position and results of operations. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 28, 2013. Certain reclassifications have been made to prior periods' financial statements to conform with the current period presentation.
During the quarter ended June 28, 2014, the Company revised its reportable segments to ensure alignment with the Company's view of the business following its acquisition of the contract research organization (CRO) services division of Galapagos N.V. (Early Discovery). The Company reviewed the new and existing markets addressed by the business, the recently revised go-to-market strategy, long-term operating margins, the discrete financial information available to its Chief Operating Decision Maker (CODM) and considered how its businesses aggregate based on these qualitative and quantitative factors. Based on this review, the Company identified three reportable segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA) and Manufacturing Support (Manufacturing). The Company will report segment results on this basis beginning in the quarter ended June 28, 2014 and retrospectively for all comparable prior periods.
The revised reportable segments are as follows:

Research Models and Services	Discovery and Safety Assessment	Manufacturing Support
Research Models	Discovery Services (1)	Endotoxin and Microbial Detection
Research Model Services (2)	Safety Assessment	Avian Vaccine Services
Biologics Testing Solutions
(1) Discovery Services includes the Early Discovery businesses, which were acquired on April 1, 2014.
(2) Research Model Services include Genetically Engineered Models and Services (GEMS), Research Animal Diagnostic Services (RADS), and Insourcing Solutions (IS).

Prior to recasting the reportable segments, the businesses were reported in two segments as follows:

Research Models and Services	Preclinical Services
Research Models (3)	Discovery Services
Research Model Services (4)	Safety Assessment
Endotoxin and Microbial Detection	Biologics Testing Solutions
(3) Research Models included Avian Vaccine Services.
(4) Research Model Services included GEMS, RADS, IS and Discovery Research Services.

Use of Estimates
The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires that the Company makes estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, impairment of long-lived assets, equity investments, income taxes including the valuation allowance for deferred tax assets, defined benefit pension plans, contingencies and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)

which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the 2013 Annual Report on Form 10-K.
Consolidation
The Company's condensed consolidated financial statements reflect its financial statements, those of its wholly-owned subsidiaries and those of certain variable interest entities where the Company is the primary beneficiary. For consolidated entities in which the Company owns or is exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interests in its condensed consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. Intercompany balances and transactions are eliminated in consolidation.
In determining whether the Company is the primary beneficiary of an entity and therefore required to consolidate, the Company applies a qualitative approach that determines whether it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. The Company continuously assesses whether it is the primary beneficiary of a variable interest entity as changes to existing relationships or future transactions may result in the Company consolidating or deconsolidating certain of its variable interest entities.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The ASU is effective for annual and interim periods beginning after December 15, 2014. The Company is evaluating the impact the adoption will have on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers."  The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The ASU is effective for annual and interim periods beginning after December 15, 2016. The Company has not yet selected a transition method and is evaluating the impact the adoption will have on its consolidated financial statements and related disclosures.

2. BUSINESS ACQUISITIONS

Early Discovery
On April 1, 2014, the Company acquired Early Discovery consisting of (1) 100% of the shares of the United Kingdom (U.K.) based entities Argenta and BioFocus, and (2) certain Dutch assets. These businesses have formed the core of the Company's Early Discovery business. With this acquisition, the Company has enhanced its position as a full service, early-stage CRO, with integrated in vitro and in vivo capabilities from target discovery through preclinical development. The preliminary purchase price of the acquisition is $191,354, including $861 in contingent consideration. The acquisition was funded by cash on hand and borrowings on the Company's revolving credit facility. The purchase price includes payment for estimated working capital, which is subject to final adjustment based on the actual working capital of the acquired business. The business will be reported in the Company's DSA segment.

The contingent consideration is a one-time payment that could become payable based on the achievement of a revenue target for the twelve-month period following the acquisition. If achieved, the payment would become due in the second quarter of 2015. The aggregate, undiscounted amount of contingent consideration that the Company would pay is €5,000 ($6,825 as of June 28, 2014). The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)

The preliminary purchase price allocation of $183,142, net of $8,212 of cash acquired, is as follows:

Current assets (excluding cash)	$31,257
Property, plant and equipment	21,008
Other long term assets	11,549
Definite-lived intangible assets	104,270
Goodwill	66,330
Current liabilities	(14,299)
Long term liabilities	(36,973)
Total purchase price allocation	$183,142

The breakout of definite-lived intangible assets acquired is as follows:

		Weighted average amortization life (in years)
Client relationships	$94,000	18
Backlog	5,700	1
Trademark and trade names	1,170	3
Leasehold interests	1,000	13
Other intangible assets	2,400	19
Total definite-lived intangible assets	$104,270

The goodwill resulting from the transaction of $66,330 is primarily attributed to the potential growth in the Company's DSA businesses from customers introduced through the Early Discovery business, the assembled workforce of the acquired businesses and expected cost synergies. The goodwill attributable to Argenta and BioFocus is not deductible for tax purposes. The Company incurred transaction and integration costs in connection with the acquisition of $1,574 and $4,879 during the three and six months ended June 28, 2014, respectively, which are included in selling, general and administrative expenses.

The following selected unaudited pro forma consolidated results of operations are presented as if the Early Discovery acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments, including amortization of intangible assets and depreciation of fixed assets of $3,651 and other one-time costs. The pro forma data is for informational purposes only and does not necessarily reflect the results of operations had the companies operated as one entity during the periods reported. No effect has been given for synergies, if any, that may have been realized through the acquisition.

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue	$341,179	$312,097	$665,656	$622,233
Net income	35,264	23,429	65,688	47,607
Earnings per common share
Basic	$0.75	$0.50	$1.40	$1.01
Diluted	$0.74	$0.49	$1.38	$1.00

These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)

may result in the future. Early Discovery revenue and operating income for the three months ended June 28, 2014 are $23,513 and $39, respectively.

VivoPath
In June 2014, the Company acquired substantially all of the assets of VivoPath, LLC, a discovery service company specializing in the rapid, in vivo compound evaluation of molecules in the therapeutic areas of metabolism, inflammation and oncology. The preliminary purchase price of the acquisition is $2,267, including $1,567 in contingent consideration. The aggregate, undiscounted amount of contingent consideration that could become payable is a maximum of $2,400 payable over the next three years based on the achievement of revenue growth targets. The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes. The business will be reported in the Company's DSA segment.

3. RESTRUCTURING AND ASSET IMPAIRMENTS
Facilities
RMS Japan
In the second quarter of 2014, the Company committed to a plan to consolidate certain research model operations in Japan. As a result, the Company adjusted the carrying value of certain facilities impacted by the consolidation plan. During the second quarter of 2014, the Company recorded $440 of accelerated depreciation. The Company anticipates that additional accelerated depreciation for the second half of 2014 will amount to approximately $2,640.

RMS North America
In the first quarter of 2014, the Company committed to a plan to close its research model production facility located in Michigan by the end of the 2014 and to reassign the sourcing of research models to other facilities in the United States (U.S.). As a result of these actions, the Company reviewed the long-lived assets of this asset group, consisting of land improvements, building and equipment, for potential impairment based on the undiscounted cash flows of the group and considered the potential redeployment and future utilization of the facility's machinery and equipment. Based on the results of this analysis, during the first quarter the Company recorded an asset impairment and other charges of $690 and accelerated depreciation of $290 reflecting the adjusted remaining useful life and estimated residual value of building and improvements. During the second quarter of 2014, the Company recorded $294 of asset impairment and other charges and $293 of accelerated depreciation. The Company anticipates that additional accelerated depreciation for 2014 will amount to approximately $503.

RMS Europe
In 2012, the Company commenced a consolidation of certain research model operations in Europe. As a result, the Company adjusted the carrying value of certain facilities impacted by the consolidation plan to fair value through an asset impairment charge in 2012. In the second quarter of 2014, an update to the fair value resulted in an asset impairment charge of $312. During the first quarter of 2014, the Company entered into a purchase and sale agreement to sell a facility impacted by the consolidation plan. The sale closed in the second quarter of 2014, resulting in a gain of $1,107.

Staffing Reductions
The Company has periodically implemented staffing reductions to improve operating efficiency and profitability at various sites. As a result of these actions, for the six months ended June 28, 2014 and June 29, 2013, the Company recorded severance and retention charges as shown below. As of June 28, 2014, $2,541 was included in accrued compensation and $1,282 in other long-term liabilities on the Company's consolidated balance sheet.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)

The following table rolls forward the Company's severance and retention cost liability:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Balance, beginning of period	$3,547	$3,435	$2,782	$3,636
Expense	2,889	285	4,789	582
Payments/utilization	(2,613)	(803)	(3,748)	(1,301)
Balance, end of period	$3,823	$2,917	$3,823	$2,917

The following table presents severance and retention costs by classification on the income statement:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Severance charges included in cost of revenue	1,072	286	$2,754	$513
Severance charges included in selling, general and administrative expense	1,817	(1)	2,035	69
Total expense	$2,889	$285	$4,789	$582
The following table presents severance and retention cost by segment:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Research models and services	2,011	183	$3,595	$269
Discovery and safety assessment	854	102	1,049	313
Manufacturing support	24	—	24	—
Corporate	—	—	121	—
Total expense	$2,889	$285	$4,789	$582

4. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables, net is as follows:

	June 28, 2014	December 28, 2013
Client receivables	$229,187	$190,423
Unbilled revenue	50,185	35,184
Total	279,372	225,607
Less allowance for doubtful accounts	(4,868)	(4,977)
Trade receivables, net	$274,504	$220,630

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)

The composition of inventories is as follows:

	June 28, 2014	December 28, 2013
Raw materials and supplies	$16,605	$15,028
Work in process	13,023	11,715
Finished products	62,993	62,653
Inventories	$92,621	$89,396

The composition of other current assets is as follows:

	June 28, 2014	December 28, 2013
Prepaid assets	$34,877	$20,058
Deferred tax asset	30,698	29,139
Marketable securities	11,855	11,158
Prepaid income tax	26,824	25,247
Restricted cash	3,455	245
Other current assets	$107,709	$85,847

The composition of property, plant and equipment, net is as follows:

	June 28, 2014	December 28, 2013
Land	$40,251	$40,157
Buildings	709,305	694,074
Machinery and equipment	392,574	367,244
Leasehold improvements	38,419	37,959
Furniture and fixtures	25,139	24,013
Vehicles	3,990	3,859
Computer hardware and software	116,234	112,328
Construction in progress (1)	37,123	42,075
Total	1,363,035	1,321,709
Less accumulated depreciation	(675,371)	(645,527)
Property, plant and equipment, net	$687,664	$676,182
(1) Includes the leased facility under construction. See Note 8, "Long-Term Debt and Capital Lease Obligations."
Depreciation expense for the three months ended June 28, 2014 and June 29, 2013 was $17,449 and $15,947, respectively. Depreciation expense for the six months ended June 28, 2014 and June 29, 2013 was $33,159 and $31,708, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)

The composition of other assets is as follows:

	June 28, 2014	December 28, 2013
Deferred financing costs	$6,259	$7,126
Cash surrender value of life insurance policies	27,444	26,507
Investments in limited partnerships	21,828	17,911
Other assets	26,284	10,420
Other assets	$81,815	$61,964
The composition of other current liabilities is as follows:

	June 28, 2014	December 28, 2013
Accrued income taxes	$10,471	$18,773
Current deferred tax liability	1,564	1,960
Accrued interest and other	1,726	1,813
Other current liabilities	$13,761	$22,546

The composition of other long-term liabilities is as follows:

	June 28, 2014	December 28, 2013
Deferred tax liability	$34,429	$14,988
Long-term pension liability	15,593	16,219
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	30,294	28,708
Other long-term liabilities	22,989	10,717
Other long-term liabilities	$103,305	$70,632

5. MARKETABLE SECURITIES AND INVESTMENTS IN LIMITED PARTNERSHIPS
Marketable Securities
The Company's investments in marketable securities are reported at fair value and consist of time deposits with original maturities ranging from three months to one year. The carrying value for these time deposits approximates fair value and, accordingly, there are no unrealized gains or losses reflected on the consolidated balance sheet.

Investments in Venture Capital Limited Partnerships
The Company has invested in several venture capital limited partnerships that invest in start-up companies in the life sciences industry. The Company's total commitment to these entities as of June 28, 2014 is $55,000 of which the Company has funded $15,549 to date. During the three months and six months ended June 28, 2014, the Company received dividends in cash and in securities totaling $940 and $7,438, respectively. The Company's ownership interest in these limited partnerships ranges from 3.8% to 12.1%. These limited partnerships prepare quarterly financial statements following investment company accounting guidelines, whereby investments are adjusted to fair value with resulting gains and losses recorded in earnings. These entities estimate the fair value of non-publicly traded investments based on all available information, including value implied by the pricing of subsequent preferred share offerings and the net present value of future cash flows.
The Company accounts for these investments under the equity-method, whereby the Company records its portion of the investment gains and losses as reported in the fund's financial statements on a quarterly lag each reporting period. In addition, the Company adjusts the carrying value of these investments to reflect its estimate of changes to fair value since the fund's

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)

financial statements based information from the fund's management team, market prices of known public holdings of the fund and other information.
The Company's investments in these limited partnerships are subject to a high degree of volatility and are generally higher risk relative to other investments the Company may hold. The Company reports gains and losses from its limited partnership investments in other income, net. The Company recognized gains related to these investments of $2,076 and $1,395 for the three months ended June 28, 2014 and June 29, 2013, respectively. The Company recognized gains related to these investments of $8,180 and $1,305 for the six months ended June 28, 2014 and June 29, 2013, respectively. As of June 28, 2014 and December 28, 2013, these investments had a carrying value of $21,828 and $17,911, respectively, which is reported in other assets on the consolidated balance sheets.
6. FAIR VALUE
Valuation methodologies used for assets and liabilities measured or disclosed at fair value are as follows:

•	Time deposits—Valued at their carrying amount, which approximates fair value, as reported by the financial institutions that hold the Company's securities.

•	Investments in life insurance policies—Valued at cash surrender value based on fair value of underlying investments.

•
Redeemable noncontrolling interest—Valued primarily using the income approach based on estimated future cash flows of the underlying business based on the Company's projected financial data discounted by a weighted average cost of capital. Significant assumptions include a discount rate of 17.5% and a long-term pretax operating margin of 32%.

•	Contingent consideration—Valued based on a probability-weighting of the future cash flows associated with the potential outcomes.
The fair value hierarchy level is determined by asset and liability class based on the lowest level of significant input. The observability of inputs may change for certain assets or liabilities. This condition could cause an asset or liability to be reclassified between levels. During the periods ended June 28, 2014, there were no transfers between levels.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 28, 2014
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets and Liabilities at Fair Value
Time deposits	$—	$11,855	$—	$11,855
Life insurance policies	—	20,351	—	20,351
Total assets measured at fair value	$—	$32,206	$—	$32,206
Redeemable noncontrolling interest	—	—	23,483	23,483
Contingent consideration	—	—	2,420	2,420
Total liabilities measured at fair value	$—	$—	$25,903	$25,903

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)

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

The book value of the Company's term and revolving loans, which are variable rate loans carried at amortized cost, and approximates fair value based on current market pricing of similar debt. As the fair value is based on significant other observable inputs, including current interest and foreign currency exchange rates, it is deemed to be Level 2.

Concurrent with the acquisition of Vital River in 2013, the Company entered into a joint venture agreement with the noncontrolling interest holders that provide it with the right to purchase the remaining 25% of the entity for cash at its then appraised value beginning in January 2016. Additionally, the noncontrolling interest holders were granted the right to require the Company to purchase the remaining 25% of the entity at its then appraised value beginning in January 2016 for cash. These rights are accelerated in certain events. As the noncontrolling interest holders can require the Company to purchase for cash the remaining 25% interest, the Company classifies the carrying amount of the noncontrolling interest above the equity section and below liabilities on the consolidated balance sheet and adjust the carrying amount to fair value each quarter end. Adjustments to fair value, which is deemed to be Level 3 as the fair value is based on unobservable inputs, are recorded through additional paid-in capital.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended
Redeemable Noncontrolling Interest (Liability)	June 28, 2014	June 29, 2013
Beginning balance	$20,581	$—
Additions	—	8,963
Total gains or losses (realized/unrealized):
Included in other income (expense)	372	299
Change in balance due to foreign currency translation	(462)	139
Included in additional paid-in capital	2,992	2,275
Ending balance	$23,483	$11,676

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)

As part of the Company's acquisitions of the Early Discovery businesses and VivoPath assets, it agreed to make cash payments upon the satisfaction of certain future financial measures. The carrying amount of these obligations is adjusted to fair value each quarter end. As the fair value is based on unobservable inputs, it is deemed to be Level 3.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended
Contingent Consideration (Liability)	June 28, 2014	June 29, 2013
Beginning balance	$—	$—
Additions	2,428	—
Total gains or losses (realized/unrealized):
Change in balance due to foreign currency translation	(8)	—
Ending balance	$2,420	$—

The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration are the probabilities of successful achievement of certain revenue targets and a discount rate. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in the discount rate would result in a significantly lower or higher fair value measurement, respectively.

The Company enters into derivative instruments to hedge foreign currency exchange risk to reduce the impact of changes to foreign currency rates on its financial statements. During the three months and the six months ended June 28, 2014, the Company recognized $(499) and $76 of net hedge (gains) losses associated with forward currency contracts, respectively. As of June 28, 2014, there were no open forward currency contracts.

7. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table displays the gross carrying amount and accumulated amortization of definite-lived intangible assets by major class:

	June 28, 2014		December 28, 2013
	Gross Carrying Amount	Accumulated Amortization & Impairment Loss	Gross Carrying Amount	Accumulated Amortization & Impairment Loss
Backlog	$8,608	$(4,388)	$2,916	$(2,507)
Client relationships	411,022	(248,366)	311,507	(238,002)
Trademarks and trade names	6,593	(5,125)	5,399	(4,997)
Standard operating procedures	2,754	(1,792)	2,754	(1,498)
Other identifiable intangible assets	14,105	(5,580)	10,432	(4,905)
Total other intangible assets	$443,082	$(265,251)	$333,008	$(251,909)
Additionally, as of both June 28, 2014 and December 28, 2013, other intangible assets, net, included $3,438 of indefinite-lived intangible assets.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)

The changes in the gross carrying amount and accumulated impairment loss of goodwill are as follows:

		Adjustments to Goodwill
	December 28, 2013	Acquisitions	Transfers	Foreign Exchange	June 28, 2014
Research Models and Services
Gross carrying amount	$83,551	$—	$(23,172)	$(419)	$59,960
Discovery and Safety Assessment
Gross carrying amount	1,152,150	66,795	(8,131)	(93)	1,210,721
Accumulated impairment loss	(1,005,000)	—	—	—	(1,005,000)
Manufacturing Support
Gross carrying amount	—	—	31,303	21	31,324
Total
Gross carrying amount	1,235,701	66,795	—	(491)	1,302,005
Accumulated impairment loss	(1,005,000)	—	—	—	(1,005,000)
Goodwill, net	$230,701				$297,005

In the second quarter of 2014, the Company revised its reportable segments to align with the view of the business following its Early Discover acquisition. See Note 1, "Basis of Presentation." As a result of this reorganization, goodwill was allocated from the Company's prior reporting units to new reporting units, as shown in the preceding table within "transfers." The allocation was based on the fair value of each business group within its original reporting unit relative to the fair value of that reporting unit. In addition, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment existed.

8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-Term Debt
Long-term debt consists of the following:

	June 28, 2014	December 28, 2013
Term loans	$399,000	$409,500
Revolving credit facility	403,556	253,308
Other long-term debt	240	241
Total debt	802,796	663,049
Less: current portion of long-term debt	(31,740)	(21,241)
Long-term debt	$771,056	$641,808
In 2013, the Company amended and restated its credit agreement creating a $970,000 agreement ($970M Credit Facility) that provides for a $420,000 U.S. term loan facility and a $550,000 multi-currency revolving credit facility. The revolving credit facility may be drawn in U.S. Dollars, Euros, Pound Sterling, or Japanese Yen, subject to sub-limits by currency. Under specified circumstances, the Company has the ability to expand the term loan and/or revolving credit facility by up to $350,000 in the aggregate.
The interest rates applicable to the $970M Credit Facility are variable and are based on an applicable rate plus a spread determined by the Company's leverage ratio. As of June 28, 2014, the interest rate spread for the adjusted LIBOR was 1.125%.
The $970M Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company's business and negative and affirmative covenants. As of June 28, 2014, the Company was compliant with all financial covenants specified in the credit agreement.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)

At June 28, 2014, the Company had $5,009 outstanding under letters of credit.
Principal maturities of existing debt for the periods set forth in the table below, are as follows:

Twelve Months Ending
June 2015	$31,740
June 2016	42,000
June 2017	73,500
June 2018	655,556
June 2019 and beyond	—
Total	$802,796
Capital Lease Obligations
The Company acquired a build-to-suit lease as part of its acquisition of Early Discovery. The Company is the deemed owner of the asset during the construction period for accounting purposes due to its involvement during the construction period. The Company capitalized $9,698 related to this construction at June 28, 2014 along with a corresponding financing obligation of the same amount. See Note 13, "Commitments and Contingencies."
Capital lease obligations amounted to $10,753 and $740 at June 28, 2014 and December 28, 2013, respectively.

9. EQUITY

Earnings Per Share
Basic earnings per share for the three and six months ended June 28, 2014 and June 29, 2013 was computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares, such as unvested restricted stock. The weighted average number of common shares outstanding for the three and six months ended June 28, 2014 and June 29, 2013 has been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.

Options to purchase 943,484 and 2,591,555 shares were outstanding in each of the three months ended June 28, 2014 and June 29, 2013, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended June 28, 2014 and June 29, 2013, anti-dilutive options outstanding were 783,220 and 2,868,814 shares, respectively. Basic weighted average shares outstanding for the three and six months ended June 28, 2014 and June 29, 2013 excluded the weighted average impact of 1,192,859 and 1,121,561 shares, respectively, of non-vested restricted stock awards.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)

The following table reconciles the numerator and denominator in the computations of the basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Numerator:
Income from continuing operations for purposes of calculating earnings per share	$35,908	$28,199	$68,410	$53,932
Loss from discontinued businesses	(644)	$(915)	$(914)	$(1,070)
Denominator:
Weighted-average shares outstanding—Basic	46,941,612	48,280,371	47,016,221	47,969,683
Effect of dilutive securities:
Stock options and contingently issuable restricted stock	742,484	555,082	893,012	678,259
Weighted-average shares outstanding—Diluted	47,684,096	48,835,453	47,909,233	48,647,942
Basic earnings per share from continuing operations attributable to common shareholders	$0.76	$0.58	$1.46	$1.12
Basic loss per share from discontinued operations attributable to common shareholders	$(0.01)	$(0.02)	$(0.02)	$(0.02)
Diluted earnings per share from continuing operations attributable to common shareholders	$0.75	$0.58	$1.43	$1.11
Diluted loss per share from discontinued operations attributable to common shareholders	$(0.01)	$(0.02)	$(0.02)	$(0.02)

Treasury Shares
In July 2010, the Company's Board of Directors authorized a $500,000 stock repurchase program.  The Board of Directors subsequently approved increases to the stock repurchase program by $250,000 in 2010, and by $250,000 in 2013 for an aggregate authorization of $1,000,000.  Additionally, the Company's 2007 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements.

Share repurchases for the three and the six months ended June 28, 2014 and June 29, 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Stock Repurchase Program:
Number of shares of common stock repurchased	1,529,600	389,392	1,712,900	546,675
Total cost of repurchase	$80,461	$16,580	$90,281	$23,038

Netted for taxes:
Number of shares of common stock repurchased	681	1,233	113,428	112,748
Total cost of repurchase	$37	$48	$6,691	$4,519

Total:
Number of shares of common stock repurchased	1,530,281	390,625	1,826,328	659,423
Total cost of repurchase	$80,498	$16,628	$96,972	$27,557

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)

10. INCOME TAXES
The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Income from continuing operations before income taxes	50,541	36,847	93,527	72,495
Effective tax rate	27.9%	22.3%	26.1%	24.7%
Provision for income taxes	14,081	8,219	24,439	17,941
The Company's overall effective tax rate was 27.9% for the three months ended June 28, 2014 and 22.3% for the three months ended June 29, 2013. The Company's overall effective tax rate was 26.1% and 24.7% for each of the six months ended June 28, 2014 and June 29, 2013, respectively. The increases were primarily attributable to recent tax law changes, including a statutory 25% decrease in the Canadian Scientific Research and Experimental Development (SR&ED) credit, an increase in the limitation of deductibility of interest expense in France, and the movement from an enhanced deduction related to research and development costs to a research and development credit in the U.K. that is recorded in cost of services. In addition, the effective tax rate for the six months ended June 28, 2014 reflects a discrete tax cost of $1,406 related to the nondeductible transaction costs incurred in 2014 for the acquisition of the Early Discovery businesses and a discrete tax cost of $1,220 related to the write-off of deferred tax assets as a result of the reorganization of the Company's RMS U.K. entities. These increases were partially offset by an ability to offset a capital gain from an investment in a limited partnership resulting in a release of an uncertain tax position of $305 and $2,142 in the three and six months ended June 28, 2014, respectively.
During the second quarter of 2014, the Company's unrecognized tax benefits recorded increased by $18,850 to $34,762 primarily due to pre-acquisition tax positions taken by the newly acquired Early Discovery businesses. The amount of unrecognized income tax benefits that would impact the effective tax rate increased by $18,585 to $32,878 primarily due to pre-acquisition tax positions taken by the newly acquired Early Discovery businesses. The amount of accrued interest on unrecognized tax benefits increased by $585 to $1,252 in the second quarter of 2014 primarily due to the pre-acquisition tax positions taken by the newly acquired Early Discovery businesses. The Company believes that it is reasonably possible that the Company's unrecognized tax benefits (and a corresponding indemnification asset), will decrease by up to $12,211, including $511 of interest expense, over the next twelve-month period as a result of the expiration of the statute of limitations on an issue related to the forgiveness of debt.

In July 2013, the FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The ASU requires an entity to present an unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss, or similar loss or tax credit carryforward, as opposed to a liability, unless certain circumstances exist. The ASU became effective during the Company's first fiscal quarter and the Company adopted the provisions of ASU 2013-11 retrospectively. The adoption of the ASU decreased net non-current deferred tax assets and decreased the associated long-term tax liabilities related to unrecognized tax benefits by $16,271 and $11,865 as of June 28, 2014 and December 28, 2013, respectively.

The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits in jurisdictions including the U.S., U.K., Japan, France, Germany, and Canada. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2010 although carryforward attributes that were generated prior to 2010 may still be adjusted upon examination by taxing authorities if they either have been, or will be, used in a future period. As of June 28, 2014, the Company anticipates the statute of limitations to expire within the next twelve months for a year which includes an uncertain tax position associated with an acquisition agreement termination fee. However, the Company does not expect the liability associated with this uncertain tax position to decrease until the statute expires on the year in which a carryforward attribute is utilized.

The Company and certain of its subsidiaries are currently under audit by various tax authorities in the U.S., Canada, Germany, and France. The Company does not believe that resolution of these controversies will have a material impact on its financial position or results of operations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)

On June 4, 2014, the Quebec government furthered a proposed tax law change on its SR&ED credit that, if passed, would provide a one-time benefit to operating income in the year of enactment and would provide a corresponding increase to the Company's effective tax rate. If passed as proposed, this tax law change would also provide for a reduction in benefit to operating income in 2015 and an additional corresponding increase to the Company's effective tax rate in 2015 and beyond.

In accordance with the Company's policy, the remaining undistributed earnings of its non-U.S. subsidiaries remain indefinitely reinvested as of the end of the second quarter of 2014 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.

The income tax expense (benefit) related to items of other comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Income tax expense (benefit) related to foreign currency translation adjustment	$—	$(5)	$(105)	$656
Income tax expense related to change in unrecognized pension gains, losses and prior service costs	129	301	253	544
Income tax expense related to items of other comprehensive income	$129	$296	$148	$1,200
11. EMPLOYEE BENEFITS
The following table provides the components of net periodic (benefit) cost for the Company's defined benefit plans for the three-month period ended:

	Pension Benefits		Supplemental Retirement Benefits
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$843	$823	$190	$161
Interest cost	3,211	2,762	253	177
Expected return on plan assets	(4,277)	(3,593)	—	—
Amortization of prior service (credit) cost	(159)	(147)	165	165
Amortization of net loss	223	682	62	63
Net periodic (benefit) cost	$(159)	$527	$670	$566

The following table provides the components of net periodic (benefit) cost for the Company's defined benefit plans for the six-month period ended:

	Pension Benefits		Supplemental Retirement Benefits
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$1,685	$1,670	379	$322
Interest cost	6,422	5,572	505	354
Expected return on plan assets	(8,555)	(7,249)	—	—
Amortization of prior service (credit) cost	(318)	(297)	330	330
Amortization of net loss	446	1,372	125	126
Net periodic (benefit) cost	$(320)	$1,068	$1,339	$1,132
During 2014, the Company expects to contribute $6,477 to its pension plans.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)

12. STOCK PLANS AND STOCK-BASED COMPENSATION

The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock and performance share units.

The following table provides the financial statement line items in which stock-based compensation is reflected:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Stock-based compensation expense included in:
Cost of revenue	$1,318	$1,350	$2,671	$2,719
Selling, general and administration	6,904	4,931	12,210	9,465
Stock-based compensation, before income taxes	8,222	6,281	14,881	12,184
Provision for income taxes	(2,964)	(2,276)	(5,328)	(4,319)
Stock-based compensation, net of tax	$5,258	$4,005	$9,553	$7,865

Performance Based Stock Award Program
In the first quarters of 2014 and 2013, the Company issued performance share units (PSUs) to certain employees. The number of common stock issued for each PSU is adjusted based on a performance condition linked to the Company's financial performance. Certain awards are further adjusted based on a market condition, which is calculated based on the Company's stock price performance relative to a peer group over the three year vesting period. The fair value of the market condition is reflected in the fair value of the award at grant date. Each reporting period, the Company records a ratable amount of stock-based compensation for the estimated number of common shares expected to be issued upon the vesting of the PSUs based on the Company's estimated outcome for the performance condition.

During the three months ended March 29, 2014, the Company issued 214,823 PSUs using a fair value per share of $67.82. The maximum amount of common shares to be issued upon vesting of these PSUs is 429,646. During the first quarter of 2013, the Company issued 163,847 PSUs using a fair value per share of $44.47. The maximum amount of common shares to be issued upon vesting of these PSUs is 327,694. During the three months ended June 28, 2014, the Company issued 5,800 PSUs using a fair value per share of $61.25. These 5,800 PSUs are not adjusted based on a market condition and have a maximum amount of common shares to be issued upon vesting of 5,800. For the three and six months ended June 28, 2014, the Company recognized $2,620 and $3,654, respectively, of stock-based compensation related to performance share units granted in 2014 and 2013.

13. COMMITMENTS AND CONTINGENCIES
Various lawsuits, claims and proceedings of a nature considered normal to the Company's business are pending against it. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.
In early May 2013, the Company commenced an investigation into inaccurate billing with respect to certain government contracts.  The Company promptly reported these matters to the relevant government contracting officers, the Department of Health and Human Services' Office of the Inspector General, and the Department of Justice, and the Company is cooperating with these agencies to ensure the proper repayment and resolution of this matter. The Company identified approximately $1,500 in excess amounts billed on these contracts since January 1, 2007 and reserved such amount.  Because of the preliminary stage of discussions with the government and complex nature of this matter, the Company believes that it is reasonably possible that additional losses may be incurred. However, the Company cannot at this time estimate the potential range of loss beyond the current reserve of $1,500.
In July 2012, a Mauritius supplier of large animal models submitted an Application for Arbitration with The Permanent Secretariat, The Permanent Court of Arbitration, The Mauritius Chamber of Commerce and Industry in Port Louis, Mauritius.  The supplier asserted that the Company failed to pay certain invoices and the supplier was therefore permitted to terminate the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)

supply agreement.  The Company filed a counterclaim asserting that the supplier had failed to meet its contractual obligations under the supply agreement.  The arbitration hearing relating to this contract dispute took place in Mauritius in August 2013 and final arguments were presented in March 2014. In May 2014 and August 2014, the arbitrator issued the final rulings, ordering the Company to pay the supplier (1) the sum of $1,200 and (2) all of the supplier's arbitration costs, in each case with interest. The Company is awaiting clarification from the arbitrator as to the magnitude of the arbitration costs and the determination of the interest amounts.

A result of the Company's April 1, 2014 Early Discovery acquisition, the Company became the obligor for an aggregate of approximately $72,700 in minimum lease payments under non-cancellable operating and capital leases payable over a period of up to 20 years.

14. BUSINESS SEGMENT INFORMATION
During the quarter ended June 28, 2014, the Company revised its reportable segments to align with its view of the business following its Early Discovery acquisition. See Note 1, "Basis of Presentation." The Company will report segment results on this basis beginning in the quarter ended June 28, 2014 and retrospectively for all comparable prior periods.
The following table presents revenue and other financial information by business segment.

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Research Models and Services
Revenue	$133,120	$129,759	$265,615	$264,632
Gross margin	52,450	49,020	104,097	104,476
Operating income	34,234	33,296	69,678	73,773
Depreciation and amortization	7,165	7,192	14,364	14,094
Capital expenditures	2,478	3,991	7,711	6,209
Discovery and Safety Assessment
Revenue	$142,614	$107,490	$247,752	$209,281
Gross margin	39,457	25,534	65,116	48,051
Operating income	17,798	11,261	29,511	19,704
Depreciation and amortization	13,241	9,369	22,012	18,783
Capital expenditures	4,340	3,064	8,051	4,856
Manufacturing Support
Revenue	65,445	55,684	127,180	110,258
Gross margin	33,727	28,016	65,234	54,254
Operating income	20,455	16,008	38,871	30,451
Depreciation and amortization	3,894	3,849	7,975	7,543
Capital expenditures	2,497	2,740	4,743	5,158
A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Total segment operating income	$72,487	$60,565	$138,060	$123,928
Unallocated corporate overhead	(21,462)	(17,377)	(47,329)	(37,977)
Consolidated operating income	$51,025	$43,188	$90,731	$85,951

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)

Revenue for each significant product or service area is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Research models	$87,814	$85,959	$174,796	$176,216
Research model services	45,306	43,800	90,819	88,416
Total research models and services	133,120	129,759	265,615	264,632
Total discovery and safety assessment	142,614	107,490	247,752	209,281
Endotoxin and Microbial Detection	33,579	27,671	66,045	54,883
Other manufacturing support	31,866	28,013	61,135	55,375
Total manufacturing support	$65,445	$55,684	$127,180	$110,258
Total revenue	$341,179	$292,933	$640,547	$584,171
A summary of unallocated corporate overhead consists of the following:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Stock-based compensation expense	$4,905	$3,470	$8,607	$6,667
U.S. retirement plans	809	1,042	1,453	2,342
Audit, tax and related expense	1,226	1,089	3,131	2,324
Salary and bonus	6,919	5,471	13,058	10,226
Global IT	3,152	2,860	6,021	5,446
Employee health, long-term disability and fringe benefit expense	(1,685)	(1,656)	634	572
Consulting and professional services	893	1,315	2,075	2,003
Depreciation expense	1,599	1,572	3,199	3,142
Costs associated with evaluation and integration of acquisitions	1,371	194	4,676	680
Other general unallocated corporate expenses	2,273	2,020	4,475	4,575
Total unallocated corporate overhead costs	$21,462	$17,377	$47,329	$37,977
Other general unallocated corporate expenses consist of various departmental costs including those associated with senior executives, corporate accounting, legal, tax, human resources and treasury.

15. DISCONTINUED OPERATIONS
On March 28, 2011, the Company disposed of its Phase I clinical business though the Company remained the guarantor of a facility lease that runs through January 2021 with remaining lease payments of $10,702 at June 28, 2014. The lease liability for the Company's obligation under the lease is presented net of estimated sublease income and reflected on the consolidated balance sheet as a liability of discontinued operations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)

The consolidated financial statements classify, as discontinued operations, the assets and liabilities, operating results and cash flows, of businesses that are discontinued for all periods presented. Operating results from discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Loss from operations of discontinued businesses, before income taxes	$(1,551)	$(1,502)	$(1,576)	$(1,722)
Benefit for income taxes	907	587	662	652
Loss from operations of discontinued businesses, net of taxes	$(644)	$(915)	$(914)	$(1,070)
Assets and liabilities of discontinued operations at June 28, 2014 and December 28, 2013 consisted of the following:

	June 28, 2014	December 28, 2013
Current assets	$856	$750
Long-term assets	3,261	3,151
Total assets	$4,117	$3,901
Current liabilities	$2,181	$1,931
Long-term liabilities	8,271	8,080
Total liabilities	$10,452	$10,011
Current and long-term assets include deferred tax assets. Current and long-term liabilities consist primarily of estimated lease payments, less sublease income, for the Phase I facility.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes of this quarterly report on Form 10-Q and our audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 28, 2013.
Overview
We are a leading full-service contract research organization (CRO) with integrated early-stage capabilities to support the drug discovery and early-stage development process. We provide our products and services to pharmaceutical and biotechnology companies, government agencies, leading hospitals and academic institutions around the world in order to bring drugs to market faster and more efficiently. We have built upon our core competency of laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of discovery and safety assessment services, both Good Laboratory Practice (GLP) and non-GLP that are able to support our clients from target identification through preclinical development. Utilizing our broad portfolio of products and services enables our clients to create a more flexible drug development model, which reduces their costs, enhances their productivity and effectiveness and increases speed to market. We have been in business for over 65 years and currently operate more than 70 facilities in 17 countries worldwide.
During the quarter ended June 28, 2014, we revised our reportable segments to ensure alignment with our view of the business following our acquisition of the CRO services division of Galapagos N.V. (Early Discovery). We reviewed the new and existing markets addressed by the business, the recently revised go-to-market strategy, long-term operating margins, the discrete financial information available to its Chief Operating Decision Maker and considered how our businesses aggregate based on these qualitative and quantitative factors. Based on this review, we identified three reportable segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA) and Manufacturing Support (Manufacturing). We will report segment results on this basis beginning in the quarter ended June 28, 2014 and retrospectively for all comparable prior periods. The change to our reportable segment does not impact our historical consolidated operating results previously reported.

The revised reportable segments are as follows:

Research Models and Services	Discovery and Safety Assessment	Manufacturing Support
Research Models	Discovery Services (1)	Endotoxin and Microbial Detection
Research Model Services (2)	Safety Assessment	Avian Vaccine Services
Biologics Testing Solutions
(1) Discovery Services includes the Early Discovery businesses, which were acquired on April 1, 2014.
(2) Research Model Services include Genetically Engineered Models and Services (GEMS), Research Animal Diagnostic Services (RADS), and Insourcing Solutions (IS).

Our RMS segment includes Research Models and Research Model Services businesses. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes three business units: GEMS, which performs contract breeding and other services associated with genetically engineered models; RADS, which provides health monitoring and diagnostics services; and IS, which provides colony management services for our clients' in vivo operations. Our DSA segment includes services required to take a drug through the early development process including discovery services, which are non-regulated services to assist clients with the identification, screening and selection of a lead compound for drug development and regulated and non-regulated safety assessment services. Our Manufacturing segment includes Endotoxin and Microbial Detection (EMD), which includes in vitro (non-animal) lot-release testing products and microbial detection and species identification services, as well as the Biologics Testing Services (Biologics), which performs specialized testing of biologics and devices and Avian Vaccine Services (Avian), which supplies specific-pathogen-free fertile chicken eggs and chickens.

Prior to recasting the reportable segments, the businesses were reported in two segments as follows:

Research Models and Services	Preclinical Services
Research Models (3)	Discovery Services
Research Model Services (4)	Safety Assessment
Endotoxin and Microbial Detection	Biologics Testing Solutions
(3) Research Models included Avian Vaccine Services.
(4) Research Model Services included GEMS, RADS, IS and Discovery Research Services.
Results of Operations
Three months ended June 28, 2014 Compared to the Three months ended June 29, 2013
Revenue

	For the Three Months Ended
(in millions, except percentages)	June 28, 2014	June 29, 2013	% change	Impact of FX
Research models	$87.8	$85.9	2.2%	1.1%
Research model services	45.3	43.8	3.4%	1.3%
Total research models and services	133.1	129.7	2.6%	1.2%
Total discovery and safety assessment	142.6	107.5	32.7%	1.3%
EMD	33.6	27.7	21.3%	2.3%
Other manufacturing support	31.9	28.0	13.9%	2.5%
Total manufacturing support	65.5	55.7	17.6%	2.3%
Total revenue	$341.2	$292.9	16.5%	1.4%

Revenue for the three months ended June 28, 2014 was $341.2 million, an increase of $48.3 million, or 16.5%, from $292.9 million for the three months ended June 29, 2013. Revenue for the three months ended June 28, 2014 includes the effect of our April 1, 2014 Early Discovery acquisition, which contributed $23.5 million, or 6.9% to total revenue. Foreign currency translation benefited reported revenue by $4.2 million, or 1.4%, when compared to the prior period.
RMS revenue for the three months ended June 28, 2014 was $133.1 million, an increase of $3.4 million, or 2.6%, from $129.7 million for the three months ended June 29, 2013. The increase reflects higher sales of research model services, including both our GEMS and IS businesses. Three months ended June 29, 2013 also include a $1.5 million revenue adjustment related to inaccurate billings with respect to certain government contracts. See Note 13, "Commitments and contingencies."
DSA revenue for the three months ended June 28, 2014 was $142.6 million, an increase of $35.1 million, or 32.7%, from $107.5 million for the three months ended June 29, 2013. The increase was driven by the Early Discovery acquisition, which represents an increase of $23.5 million, or 21.9%, along with sales growth in our safety assessment business.
Manufacturing revenue for the three months ended June 28, 2014 was increased to $65.5 million, an increase of $9.8 million, or 17.6%, from $55.7 million for the three months ended June 29, 2013. The increase was driven primarily by global demand for our Endosafe®-PTS™ family of products, traditional limulus amebocyte lysate (LAL) products, and microbial identification services. Additionally, other manufacturing support revenue grew as a result of our Biologics business.

Cost of Products Sold and Services Provided

	For the Three Months Ended
(in millions, except percentages)	June 28, 2014	% of revenue	June 29, 2013	% of revenue	% change
Research models and services	$80.7	60.6%	$80.7	62.2%	—%
Discovery and safety assessment	103.1	72.3%	82.0	76.3%	25.7%
Manufacturing support	31.7	48.4%	27.7	49.7%	14.4%
Total cost of products sold and services provided	$215.5	63.2%	$190.4	65.0%	13.2%

Cost of products sold and services provided (costs) for the three months ended June 28, 2014 was $215.5 million, an increase of $25.1 million, or 13.2%, from $190.4 million for the three months ended June 29, 2013. The increase was primarily driven by our Early Discovery acquisition, which represents $17.4 million, or 9.1%, of the increase. Costs for the three months ended June 28, 2014 were 63.2% of revenue compared to 65.0% for the three months ended June 29, 2013.
RMS costs for the three months ended June 28, 2014 was $80.7 million, which was unchanged from the three months ended June 29, 2013. RMS costs as a percentage of revenue decreased to 60.6% for the three months ended June 28, 2014, from 62.2% for the three months ended June 29, 2013, primarily as a result of the benefit from global efficiency initiatives.
DSA costs for the three months ended June 28, 2014 was $103.1 million, an increase of $21.1 million, or 25.7%, from $82.0 million for the three months ended June 29, 2013. The increase was primarily driven by our Early Discovery acquisition, which represents $17.4 million, or 21.2%, of the increase. DSA costs as a percentage of revenue decreased to 72.3% for the three months ended June 28, 2014, from 76.3% for the three months ended June 29, 2013, primarily due to increased sales of safety assessment services.
Manufacturing costs for the three months ended June 28, 2014 was $31.7 million, an increase of $4.0 million, or 14.4%, from $27.7 million for the three months ended June 29, 2013. Manufacturing costs as a percentage of revenue decreased to 48.4% for the three months ended June 28, 2014, from 49.7% for the three months ended June 29, 2013 due to leverage from increased sales volume, particularly in the Biologics business.

Selling, General and Administrative Expenses (SG&A)

	For the Three Months Ended
(in millions, except percentages)	June 28, 2014	% of revenue	June 29, 2013	% of revenue	% change
Research models and services	$17.6	13.2%	$15.0	11.6%	17.3%
Discovery and safety assessment	16.8	11.8%	11.8	11.0%	42.4%
Manufacturing support	11.9	18.2%	10.7	19.2%	11.2%
Unallocated corporate	21.5	6.3%	17.4	5.9%	23.6%
Total selling, general and administrative	$67.8	19.9%	$54.9	18.7%	23.5%
SG&A for the three months ended June 28, 2014 were $67.8 million, an increase of $12.9 million, or 23.5%, from $54.9 million for the three months ended June 29, 2013. SG&A for the three months ended June 28, 2014 were 19.9% of revenue compared to 18.7% for the three months ended June 29, 2013.
RMS SG&A for the three months ended June 28, 2014 were $17.6 million, an increase of $2.6 million, or 17.3%, from $15.0 million for the three months ended June 29, 2013. RMS SG&A as a percentage of revenue increased to 13.2% for the three months ended June 28, 2014, from 11.6% for the three months ended June 29, 2013. The increase was primarily the result of costs associated with facility consolidation initiatives in North America and Japan along with the arbitration award in favor of one of our large animal model suppliers. See Note 13, "Commitments and contingencies."
DSA SG&A for the three months ended June 28, 2014 were $16.8 million, an increase of $5.0 million, or 42.4%, from $11.8 million for the three months ended June 29, 2013. DSA SG&A as a percentage of revenue increased to 11.8% for the three months ended June 28, 2014, from 11.0% for the three months ended June 29, 2013. The increase is primarily the result of the Early Discovery acquisition, which accounts for $3.1 million of SG&A for the three months ended June 28, 2014.
Manufacturing SG&A for the three months ended June 28, 2014 were $11.9 million, which was relatively unchanged from the three months ended June 29, 2013. Manufacturing SG&A for the three months ended June 28, 2014 were 18.2% of revenue compared to 19.2% for the three months ended June 29, 2013.
Corporate SG&A for the three months ended June 28, 2014 were $21.5 million, an increase of $4.1 million, or 23.6%, from $17.4 million for the three months ended June 29, 2013. Corporate SG&A for the three months ended June 28, 2014 were 6.3% of revenue compared to 5.9% for the three months ended June 29, 2013. The increase is primarily driven by costs associated with the evaluation and integration of business acquisitions, increased compensation costs associated with salaries, bonuses and equity-based compensation, and an increase in consulting and professional services.

Amortization of Other Intangible Assets Amortization of other intangibles for the three months ended June 28, 2014 was $6.9 million, an increase of $2.4 million, or 53.3%, from $4.5 million for the three months ended June 29, 2013, primarily as a result of our Early Discovery acquisition.
Operating Income

	For the Three Months Ended
(in millions, except percentages)	June 28, 2014	% of revenue	June 29, 2013	% of revenue	% change
Research models and services	$34.2	25.7%	$33.3	25.7%	2.7%
Discovery and safety assessment	17.8	12.5%	11.3	10.5%	57.5%
Manufacturing support	20.5	31.3%	16.0	28.7%	28.1%
Unallocated corporate	(21.5)	6.3%	(17.4)	5.9%	23.6%
Total operating income	$51.0	14.9%	$43.2	14.7%	18.1%
Operating income for the three months ended June 28, 2014 was $51.0 million, an increase of $7.8 million, or 18.1%, compared to operating income of $43.2 million for the three months ended June 29, 2013. Operating income as a percentage of revenue for the three months ended June 28, 2014 was 14.9% compared to 14.7% for the three months ended June 29, 2013.
RMS operating income for the three months ended June 28, 2014 was $34.2 million, an increase of $0.9 million, or 2.7%, from $33.3 million for the three months ended June 29, 2013. RMS operating income as a percentage of revenue for the three months ended June 28, 2014 was 25.7%, which is unchanged when compared to the three months ended June 29, 2013. The increase to operating income primarily reflects the benefit from global efficiency initiatives, partially offset by the arbitration award in favor of one of our large animal model suppliers. The three months ended June 29, 2013 also include a revenue adjustment of $1.5 million related to inaccurate billings with respect to certain government contracts. See Note 13, "Commitments and contingencies."
DSA operating income increased to $17.8 million for the three months ended June 28, 2014, an increase of $6.5 million, or 57.5%, from $11.3 million for the three months ended June 29, 2013. DSA operating income as a percentage of revenue for the three months ended June 28, 2014 was 12.5%, compared to 10.5%, for the three months ended June 29, 2013. The increase was due primarily to revenue growth in our safety assessment business. Foreign exchange benefits associated with our Canadian facilities and higher research and development tax credits in the U.K. as a result of a tax law change also contributed to the increase.
Manufacturing operating income increased to $20.5 million for the three months ended June 28, 2014, an increase of $4.5 million, or 28.1%, from $16.0 million for the three months ended June 29, 2013. Manufacturing operating income as a percentage of revenue for the three months ended June 28, 2014 was 31.3% compared to 28.7% for the three months ended June 29, 2013. The increase was primarily driven by higher sales volume in our EMD and Biologics businesses.

Corporate operating cost increased to $21.5 million for the three months ended June 28, 2014, an increase of $4.1 million, or 23.6%, from $17.4 million for the three months ended June 29, 2013. Corporate operating costs as a percentage of revenue for the three months ended June 28, 2014 was 6.3% compared to 5.9% for the three months ended June 29, 2013. The primary drivers of the increase were acquisition and integration-related costs.
Interest Expense
Interest expense for the three months ended June 28, 2014 was $3.4 million, a decrease of $4.1 million, or 54.7%, compared to $7.5 million in the three months ended June 29, 2013. The decrease is the result of the retirement late in the second quarter of 2013 of our senior convertible debentures, which lowered our effective interest rate.
Interest Income
Interest income, which represents earnings on held cash and cash equivalents, was $0.2 million for the three months ended June 28, 2014, which was unchanged from the three months ended June 29, 2013.

Other Income, Net
Other income, net, was $2.7 million for the three months ended June 28, 2014, an increase of $1.7 million, or 170.0%, compared to $1.0 million for the three months ended June 29, 2013. The increase was due mainly to income from our investments in limited partnerships accounted for under the equity method. As these funds mature, investment gains and losses from underlying holdings tend to be more volatile as these holdings issue public stock (which is subject to market volatility) are acquired by third parties, or become impaired. We expect that other income or expense related to our investments in the limited partnerships may continue to be volatile and unpredictable for the remainder of the fiscal year and beyond.
Income Taxes
Income tax expense for the three months ended June 28, 2014 was $14.1 million, an increase of $5.9 million compared to $8.2 million for the three months ended June 29, 2013. Our effective tax rate was 27.9% for the second quarter of 2014, compared to 22.3% for the second quarter of 2013. The increase was primarily attributable to recent tax law changes, including a statutory 25% decrease in the Canadian Scientific Research and Experimental Development (SR&ED) credit, an increase in the limitation of deductibility of interest expense in France, and the movement from an enhanced deduction related to research and development costs to a research and development credit in the United Kingdom (U.K.) that is recorded in cost of services. Additionally, in the second quarter of 2014, we recognized a discrete tax cost of $1.4 million related to the nondeductible transaction costs incurred in 2014 for the acquisition of the Early Discovery businesses. These increases were partially offset by $0.3 million release of an uncertain tax position resulting from the ability to offset a capital gain from an investment in a limited partnership.

Six Months Ended June 28, 2014 Compared to the Six Months Ended June 29, 2013

Revenue

	For the Six Months Ended
(in millions, except percentages)	June 28, 2014	June 29, 2013	% change	Impact of FX
Research models	$174.8	$176.2	(0.8)%	0.4%
Research model services	90.8	88.4	2.7%	0.8%
Total research models and services	265.6	264.6	0.4%	0.6%
Total discovery and safety assessment	247.8	209.3	18.4%	0.9%
EMD	66.0	54.9	20.2%	1.8%
Other manufacturing support	61.1	55.4	10.3%	2.1%
Total manufacturing support	127.1	110.3	15.2%	1.9%
Total revenue	$640.5	$584.2	9.6%	0.9%

Revenue for the six months ended June 28, 2014 was $640.5 million, an increase of $56.3 million, or 9.6%, from $584.2 million for the six months ended June 29, 2013. Revenue for the six months ended June 28, 2014 reflected our Early Discovery acquisition, which contributed $23.5 million, or 3.7%, to total revenue. Foreign currency translation benefited reported revenue by $5.4 million, or 0.9%, when compared to the prior year period.
RMS revenue for the six months ended June 28, 2014 was $265.6 million, an increase $1.0 million, or 0.4%, from $264.6 million for the six months ended June 29, 2013. The result reflects growth in research model services, including both our GEMS and IS businesses. The six months ended June 24, 2013, also includes a $1.5 million revenue adjustment related to inaccurate billings with respect to certain government contracts. See Note 13, "Commitments and contingencies."
DSA revenue increased to $247.8 million for the six months ended June 28, 2014, an increase of $38.5 million, or 18.4%, from $209.3 million for the six months ended June 29, 2013. The increase was driven by our Early Discovery acquisition, which represents $23.5 million, or 11.2%, along with sales growth in our safety assessment business.
Manufacturing revenue was $127.1 million for the six months ended June 28, 2014, an increase of $16.8 million, or 15.2%, from $110.3 million for the six months ended June 29, 2013. The increase was driven by global demand for our Endosafe®-PTS™ family of products, traditional LAL products, microbial identification services, and by the acquisition of our Singapore distributor in 2013. Additionally, other manufacturing support revenue increased as a result our Biologics business.

Cost of Products Sold and Services Provided

	For the Six Months Ended
(in millions, except percentages)	June 28, 2014	% of revenue	June 29, 2013	% of revenue	% change
Research models and services	$161.5	60.8%	$160.2	60.5%	0.8%
Discovery and safety assessment	182.7	73.7%	161.2	77.0%	13.3%
Manufacturing support	61.9	48.7%	56.0	50.8%	10.5%
Total cost of products sold and services provided	$406.1	63.4%	$377.4	64.6%	7.6%
Costs for the six months ended June 28, 2014 were $406.1 million, an increase of $28.7 million, or 7.6%, from $377.4 million for the six months ended June 29, 2013. The increase was driven by our Early Discovery acquisition, which represented $17.4 million, or 4.6% of the increase. Costs as a percentage of revenue decreased to 63.4% for the six months ended June 28, 2014 from 64.6% for the six months ended June 29, 2013. The decrease was primarily the result of leverage from volume expansion partially offset by restructuring charges associated with research model consolidation initiatives.
RMS costs for the six months ended June 28, 2014 were $161.5 million, an increase of $1.3 million, or 0.8%, from $160.2 million for the six months ended June 29, 2013. RMS costs as a percentage of revenue increased to 60.8% for the six months ended June 28, 2014, from 60.5% for the six months ended June 29, 2013. The increase was primarily the result of restructuring charges associated with consolidation activities in North America and Japan.
DSA costs for the six months ended June 28, 2014 were $182.7 million, an increase of $21.5 million, or 13.3%, from $161.2 million for the six months ended June 29, 2013. The increase was driven by our Early Discovery acquisition, which represented $17.4 million, or 10.8% of the increase. DSA costs as a percentage of revenue decreased to 73.7% for the six months ended June 28, 2014, from 77.0% for the three months ended June 29, 2013. The decrease was primarily the result of leverage from increased volumes in North America and Europe.
Manufacturing costs for the six months ended June 28, 2014 were $61.9 million, an increase of $5.9 million, or 10.5%, from $56.0 million for the six months ended June 29, 2013. Manufacturing costs as a percentage of revenue decreased to 48.7% for the six months ended June 28, 2014, from 50.8% for the three months ended June 29, 2013. The decrease was the result of increased volumes, particularly in our Biologics business.
Selling, General and Administrative Expenses

	For the Six Months Ended
(in millions, except percentages)	June 28, 2014	% of revenue	June 29, 2013	% of revenue	% change
Research models and services	$32.9	12.4%	$29.4	11.1%	11.9%
Discovery and safety assessment	28.7	11.6%	23.6	11.3%	21.6%
Manufacturing support	23.6	18.6%	21.1	19.1%	11.8%
Unallocated corporate	47.3	7.4%	38.0	6.5%	24.5%
Total selling, general and administrative	$132.5	20.7%	$112.1	19.2%	18.2%
SG&A for the six months ended June 28, 2014 was $132.5 million, an increase of $20.4 million or 18.2%, from $112.1 million for the six months ended June 29, 2013. SG&A for the second quarter of 2014 was 20.7% of revenue compared to 19.2% for the second quarter of 2013. The increase in SG&A was primarily driven by higher unallocated corporate costs, which increased 24.5% year over year. The increase was due to costs associated with the evaluation and integration of business acquisitions, increased compensation costs associated with salaries, bonuses and equity-based compensation, and an increase in consulting and professional services.
RMS SG&A for the six months ended June 28, 2014 was $32.9 million, an increase of $3.5 million, or 11.9%, from $29.4 million for the six months ended June 29, 2013. RMS SG&A for the second quarter of 2014 was 12.4% of revenue compared to 11.1% for the second quarter of 2013. The increase was primarily the result of costs associated with facility consolidation initiatives in North America and Japan along with the arbitration award in favor of one of our large animal model suppliers. See Note 13, "Commitments and contingencies."

DSA SG&A for the six months ended June 28, 2014 was $28.7 million, an increase of $5.1 million, or 21.6%, from $23.6 million for the six months ended June 29, 2013. DSA SG&A as a percentage of revenue increased to 11.6% for the six months ended June 28, 2014, from 11.3% for the six months ended June 29, 2013. The increase was primarily the result of the Early Discovery acquisition, which accounted for $3.1 million of SG&A for the six months ended June 28, 2014.
Manufacturing SG&A for the six months ended June 28, 2014 was $23.6 million, an increase of $2.5, or 11.8%, from $21.1 million for the six months ended June 29, 2013. Manufacturing SG&A as a percentage of revenue decreased to 18.6% for the six months ended June 28, 2014 from 19.1% for the six months ended June 29, 2013.
Corporate SG&A for the six months ended June 28, 2014 was $47.3 million, an increase of $9.3 million, or 24.5%, from $38.0 million for the six months ended June 29, 2013. Corporate SG&A for the six months ended June 28, 2014 was 7.4% of revenue compared to 6.5% for the six months ended June 29, 2013. The increase is driven by costs associated with the business acquisitions, increased compensation costs associated with salaries, bonuses and equity-based compensation, and an increase in consulting and professional services.

Amortization of Other Intangible Assets Amortization of other intangibles for the six months ended June 28, 2014 was $11.2 million, an increase of $2.5 million, or 28.7%, from $8.7 million for the six months ended June 29, 2013, as a result of our Early Discovery acquisition.
Operating Income

	For the Six Months Ended
(in millions, except percentages)	June 28, 2014	% of revenue	June 29, 2013	% of revenue	% change
Research models and services	$69.6	26.2%	$73.8	27.9%	(5.7)%
Discovery and safety assessment	29.5	11.9%	19.7	9.4%	49.7%
Manufacturing support	38.9	30.6%	30.5	27.7%	27.5%
Unallocated corporate	(47.3)	7.4%	(38.0)	6.5%	24.5%
Total operating income	$90.7	14.2%	$86.0	14.7%	5.5%
Operating income for the six months ended June 28, 2014 was $90.7 million, an increase of $4.7 million, or 5.5%, compared to operating income of $86.0 million for the six months ended June 29, 2013. Operating income as a percentage of revenue for the six months ended June 28, 2014 was 14.2%, compared to 14.7% for the six months ended June 29, 2013.
RMS operating income for the six months ended June 28, 2014 was $69.6 million, a decrease of $4.2 million, or 5.7%, from $73.8 million for the six months ended June 29, 2013. RMS operating income as a percentage of revenue for the six months ended June 28, 2014 was 26.2%, compared to 27.9% for the six months ended June 29, 2013. The decrease reflected restructuring charges associated with research model consolidation initiatives along with the arbitration award in favor of one of our large animal model suppliers. The six months ended June 29, 2013 also include a $1.5 million revenue adjustment related to inaccurate billings with respect to certain government contracts. See Note 13, "Commitments and contingencies."
DSA operating income increased to $29.5 million for the six months ended June 28, 2014, an increase of $9.8 million, or 49.7%, from $19.7 million for the six months ended June 29, 2013. DSA operating income as a percentage of revenue for the six months ended June 28, 2014 was 11.9%, compared to 9.4% for the six months ended June 29, 2013. The increase was the result of growth in our safety assessment business and our Early Discovery acquisition.
Manufacturing operating income increased to $38.9 million for the six months ended June 28, 2014, an increase of $8.4 million, or 27.5%, from $30.5 million for the six months ended June 29, 2013. Manufacturing operating income as a percentage of revenue for the six months ended June 28, 2014 was 30.6%, compared to 27.7% for the six months ended June 29, 2013. The increase was driven by global demand for our Endosafe®-PTS™ family of products, traditional LAL products, and microbial identification services, and by the acquisition of our Singapore distributor in 2013.

Corporate operating cost increased to $47.3 million for the six months ended June 28, 2014, an increase of $9.3 million, or 24.5%, from $38.0 million for the six months ended June 29, 2013. Corporate costs as a percentage of revenue for the six months ended June 28, 2014 was 7.4%, compared to 6.5% for the six months ended June 29, 2013. The increase is primarily driven by costs associated with the evaluation and integration of business acquisitions, increased compensation costs associated with salaries, bonuses and equity-based compensation, and an increase in consulting and professional services.

Interest Expense Interest expense for the six months ended June 28, 2014 was $6.2 million, a decrease of $9.6 million, or 60.8%, compared to $15.8 million for the six months ended June 29, 2013. The decrease was the result of the retirement of our senior convertible debentures, which lowered our effective interest rate.
Interest Income Interest income, which represents earnings on held cash and cash equivalents, was $0.4 million for the six months ended June 28, 2014, an increase of $0.1 million, or 33.3%, compared to $0.3 million for the six months ended June 29, 2013.
Other Income, Net Other income, net, was $8.5 million for the six months ended June 28, 2014, an increase of $6.5 million, or 325.0%, compared to $2.0 million for the six months ended June 29, 2013. The increase was due mainly to income from our investments in limited partnerships accounted for under the equity method. As these funds mature, investment gains and losses from underlying holdings tend to be more volatile as these holdings issue public stock (which is subject to market volatility), are acquired by third parties, or become impaired. We expect that other income or expense related to our investments in limited partnerships may continue to be volatile and unpredictable for the remainder of the fiscal year and beyond.
Income Taxes Income tax expense for the six months ended June 28, 2014 was $24.4 million, an increase of $6.5 million compared to $17.9 million for the six months ended June 29, 2013. Our effective tax rate was 26.1% as of the second quarter of 2014, compared to 24.7% as of the second quarter of 2013. The increase was primarily attributable to recent tax law changes, including a statutory 25% decrease in the Canadian SR&ED credit, an increase in the limitation of deductibility of interest expense in France, and the movement from an enhanced deduction related to research and development costs to a research and development credit in the U.K. that is recorded in cost of services. In addition, the effective tax rate for the six months ended June 28, 2014 reflects a discrete tax cost of $1.4 million related to the nondeductible transaction costs incurred in 2014 for the acquisition of the Early Discovery businesses and a discrete tax cost of $1.2 million related to the write-off of deferred tax assets as a result of the reorganization of our RMS U.K. entities. These increases were partially offset by an ability to offset a capital gain from an investment in a limited partnership, resulting in a release of an uncertain tax position of $2.1 million in the six months ended June 28, 2014.
Liquidity and Capital Resources
The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our consolidated statements of cash flows.

	For the six months ended
(in millions)	June 28, 2014	June 29, 2013
Cash flows provided by operating activities	$85.4	$78.9
Cash flows used in investing activities	$(202.5)	$(40.0)
Cash flows used in financing activities	$78.2	$(29.4)
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
Amounts outstanding under the $970M Credit Facility are as follows as of June 28, 2014:

(in millions)	June 28, 2014	December 28, 2013
Term loans	$399.0	$409.5
Revolving credit facility	403.6	253.3
Total	$802.6	$662.8
In accordance with our policy, the undistributed earnings of our non-United States (U.S.) subsidiaries remain indefinitely reinvested as of the end of the second quarter of 2014 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.

The following table presents our cash and cash equivalents and marketable securities held in the U.S. and by foreign subsidiaries:

(in millions)	June 28, 2014	December 28, 2013
Cash and cash equivalents
Held in the U.S.	$2.7	$8.0
Held by non-U.S. subsidiaries	114.3	147.9
Total cash and cash equivalents	$117.0	$155.9
Marketable securities held by non-U.S. subsidiaries	11.9	11.2
Total cash and cash equivalents and marketable securities	$128.9	$167.1
The following table presents our net cash provided by operating activities:

	For the six months ended
(in millions)	June 28, 2014	June 29, 2013
Income from continuing operations	$69.1	$54.6
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities	59.0	66.3
Changes in assets and liabilities	(42.7)	(42.0)
Net cash provided by operating activities	$85.4	$78.9
Net cash provided by operating activities for the six months ended June 28, 2014 and June 29, 2013 was $85.4 million and $78.9 million, respectively. The increase in cash provided by operations is primarily the result of our operating results with the net effect of changes in assets and liabilities and adjustments to net income. Our days sales outstanding, which includes deferred revenue as an offset to accounts receivable in the calculation, was 58 days as of June 28, 2014 consistent with 56 days as of December 28, 2013 and 54 days as of June 29, 2013. Changes in operating assets and liabilities were consistent for each period.
The following table presents our net cash used in investing activities:

	For the six months ended
(in millions)	June 28, 2014	June 29, 2013
Acquisition of businesses and assets, net of cash acquired	$(183.2)	$(24.2)
Capital expenditures	(20.5)	(16.2)
Investments, net	3.1	0.4
Other, net	(1.9)	—
Net cash used in investing activities	$(202.5)	$(40.0)
Net cash used in investing activities for the six months ended June 28, 2014 and June 29, 2013 was $202.5 million and $40.0 million, respectively. The primary use of cash was our acquisition of Early Discovery for approximately $183.2 million, net of cash acquired. Capital expenditures for the six months ended June 28, 2014 were $20.5 million, of which $7.7 million was related to our RMS segment, $8.1 million to our DSA segment and $4.7 million to our Manufacturing segment. Capital expenditures for the six months ended June 29, 2013, was $16.2 million, of which $6.2 million was related to our RMS segment, $4.8 million to our DSA segment and $5.2 million to our Manufacturing segment.

The following table presents our net cash provided by (used in) financing activities:

	For the six months ended
(in millions)	June 28, 2014	June 29, 2013
Proceeds from long-term debt and revolving credit agreement	$237.9	$423.3
Payments on long-term debt, capital lease obligation and revolving credit agreement	(98.4)	(461.2)
Proceeds from exercises of stock options	36.5	36.4
Purchase of treasury stock	(101.6)	(26.9)
Other, net	3.8	(1.0)
Net cash provided by (used in) financing activities	$78.2	$(29.4)
Net cash provided by financing activities for the six months ended June 28, 2014 was $78.2 million compared to net cash use for the six months ended June 29, 2013 of $29.4 million. For the six months ended June 28, 2014, cash provided by financing activities reflect net borrowings of $139.5 million along with proceeds from exercises of employee stock options of $36.5 million, and was partially offset by treasury stock purchases of $101.6 million made in reliance on Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934 pursuant to our authorized stock repurchase program. For the six months ended June 29, 2013, cash used in financing activities reflect net debt repayments of $37.9 million together with treasury stock purchases of $26.9 million partially offset by proceeds from exercises of employee stock options of $36.4 million.
At June 28, 2014, we had $48.8 million remaining on the authorized stock repurchase program.
Contractual Commitments and Obligations

The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 28, 2013. There have been no material changes from the contractual commitments and obligations previously disclosed in that Annual Report on Form 10-K other than the changes described in Note 13, “Commitment and Contingencies,” in this Quarterly Report on Form 10-Q.
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

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial position, results of operations and liquidity and capital resources are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). In order to prepare our condensed consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that may affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors we believe to be relevant at the time we prepare our condensed consolidated financial statements. Actual results may differ from our estimates under different assumptions or conditions. Significant estimates and assumptions are required for, but not limited to, the following: (1) revenue recognition, (2) long-lived asset valuation, impairment, and estimated useful lives, (3) share-based compensation expense, (4) income taxes, (5) inventory valuation, (6) purchase accounting for acquired businesses, (7) reserves related to accounts receivable and contingent liabilities, including litigation and vacated leases, and (8) pension liabilities and expense. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. Other than ASU 2013-11 discussed in Note 10, "Income Taxes," we did not adopt any new accounting pronouncements during the six months ended June 28, 2014 that had a material effect on our condensed consolidated financial statements included in this report.

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
During the second quarter of 2014, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on client transactions and certain balance sheet items. No foreign currency contracts were open at quarter end.

Item 4.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as of June 28, 2014. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may, from time to time, make changes aimed at enhancing their effectiveness to ensure that our systems evolve with our business.

(b)	Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 28, 2014 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the quarter ended June 28, 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
March 30, 2014 to April 26, 2014	52	$60.34	—	$129,280
April 27, 2014 to May 24, 2014	1,529,939	$52.60	1,529,600	$48,819
May 25, 2014 to June 28, 2014	290	$53.58	—	$48,819
Total:	1,530,281		1,529,600
On July 29, 2010, our Board of Directors authorized a $500 million stock repurchase program. Our Board of Directors subsequently approved increases to the stock repurchase program by $250 million in 2010, and by $250 million in 2013 for an aggregate authorization of $1 billion. During the second quarter of 2014, we repurchased 1,529,600 shares of common stock for $80.5 million under our Rule 10b5-1 Purchase Plan and in open market trading.
At June 28, 2014, we had $48.8 million remaining on the authorized stock repurchase program.

Item 6.    Exhibits
(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed herewith.
31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed herewith.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act. Filed herewith.

101
The following materials from the Form 10-Q for the period ended June 28, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income , (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) related notes to these Unaudited Condensed Consolidated Interim Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
August 7, 2014	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

August 7, 2014	/s/ THOMAS F. ACKERMAN
Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer

Exhibit 31.1
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES‑OXLEY ACT OF 2002
AND RULE 13a-14(a)/15d-14(a) OF THE EXCHANGE ACT OF 1934

I, James C. Foster, Chief Executive Officer of Charles River Laboratories International, Inc. (the registrant) certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended June 28, 2014 of the registrant;

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: August 7, 2014	/s/ James C. Foster James C. Foster Chairman, President and Chief Executive Officer Charles River Laboratories International, Inc.

Exhibit 31.2
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES‑OXLEY ACT OF 2002
AND RULE 13a-14(a)/15d-14(a) OF THE EXCHANGE ACT OF 1934
I, Thomas F. Ackerman, Corporate Executive Vice President and Chief Financial Officer of Charles River Laboratories International, Inc. (the registrant) certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended June 28, 2014 of the registrant;

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: August 7, 2014	/s/ Thomas F. Ackerman Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer Charles River Laboratories International, Inc.

Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES‑OXLEY ACT OF 2002
In connection with the quarterly report on Form 10-Q for the quarter ended June 28, 2014 of Charles River Laboratories International, Inc. (the “Company”) as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, James C. Foster, Chairman, Chief Executive Officer and President of the Company, and Thomas F. Ackerman, Corporate Executive Vice President and Chief Financial Officer of the Company, each hereby certifies, to the best of his knowledge and pursuant to 18 U.S.C. Section 1350, that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”); and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 7, 2014	/s/ James C. Foster James C. Foster Chairman, President and Chief Executive Officer Charles River Laboratories International, Inc.
Dated: August 7, 2014	/s/ Thomas F. Ackerman Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer Charles River Laboratories International, Inc.
This certification shall not be deemed “filed” for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.