Form 10-Q
period 2014-09-27
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2014-10-30
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 16, 2014, there were 46,921,688 shares of the Registrant's common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
FORM 10-Q
For the Quarterly Period Ended September 27, 2014

Special Note on Factors Affecting Future Results
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on our current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: goodwill and asset impairments still under review; future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with venture capital limited partnerships and leading pharmaceutical companies and opportunities for future similar arrangements; our cost structure; the impact of acquisitions (including Argenta and BioFocus, and VivoPath see Note 2, "Business Acquisitions" and ChanTest, see Note 16, "Subsequent Events"); our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure) including gains and losses attributable to businesses we plan to close, consolidate or divest; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our liquidity. In addition, these statements include the impact of economic and market conditions on our clients; the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis and our ability to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 28, 2013 under the sections entitled “Our Strategy,” “Risks Related to Our Business and Industry,” "Management's Discussion and Analysis of Financial Condition and Results of Operations” and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

Part I. Financial Information
Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Product revenue	$122,816	$116,732	$380,015	$364,877
Service revenue	204,751	175,397	588,099	511,423
Total revenue	327,567	292,129	968,114	876,300
Costs and expenses:
Cost of products sold	65,246	70,294	199,423	202,954
Cost of services provided	144,053	121,909	415,976	366,639
Selling, general and administrative	64,476	54,903	196,999	167,021
Amortization of intangible assets	7,620	4,180	18,813	12,892
Operating income	46,172	40,843	136,903	126,794
Other income (expense):
Interest income	376	143	803	476
Interest expense	(2,997)	(2,319)	(9,171)	(18,143)
Other income, net	331	4,059	8,874	6,094
Income from continuing operations, before income taxes	43,882	42,726	137,409	115,221
Provision for income taxes	11,582	11,390	36,021	29,331
Income from continuing operations, net of income taxes	32,300	31,336	101,388	85,890
Income (loss) from discontinued operations, net of income taxes	52	(113)	(862)	(1,183)
Net income	32,352	31,223	100,526	84,707
Less: Net income attributable to noncontrolling interests	(316)	(356)	(994)	(978)
Net income attributable to common shareholders	$32,036	$30,867	$99,532	$83,729
Earnings per common share
Basic:
Continuing operations attributable to common shareholders	$0.70	$0.65	$2.15	$1.77
Discontinued operations	$—	$—	$(0.02)	$(0.02)
Net income attributable to common shareholders	$0.70	$0.64	$2.13	$1.75
Diluted:
Continuing operations attributable to common shareholders	$0.68	$0.64	$2.11	$1.75
Discontinued operations	$—	$—	$(0.02)	$(0.02)
Net income attributable to common shareholders	$0.68	$0.64	$2.09	$1.72

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$32,352	$31,223	$100,526	$84,707
Foreign currency translation adjustment	(31,635)	16,371	(23,751)	(9,653)
Defined benefit plan gains and prior service costs not yet recognized as components of net periodic pension cost:
Amortization of prior service costs and net gains and losses (Note 11)	291	752	871	2,249
Comprehensive income, before tax	1,008	48,346	77,646	77,303
Income tax expense (benefit) related to items of other comprehensive income (Note 10)	$125	$(326)	$273	$874
Comprehensive income, net of tax	883	48,672	77,373	76,429
Less: comprehensive income related to noncontrolling interests	(712)	(454)	(852)	(1,260)
Comprehensive income attributable to common shareholders	$171	$48,218	$76,521	$75,169

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 27, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$130,747	$155,927
Trade receivables, net	275,024	220,630
Inventories	92,695	89,396
Other current assets	106,718	85,847
Current assets of discontinued businesses	835	750
Total current assets	606,019	552,550
Property, plant and equipment, net	671,244	676,182
Goodwill, net	289,356	230,701
Other intangibles, net	167,545	84,537
Deferred tax asset	21,215	23,671
Other assets	83,873	61,964
Long-term assets of discontinued businesses	3,106	3,151
Total assets	$1,842,358	$1,632,756
Liabilities and Equity
Current liabilities:
Current portion of long-term debt and capital leases	$31,917	$21,437
Accounts payable	27,547	31,770
Accrued compensation	69,616	58,461
Deferred revenue	66,920	54,177
Accrued liabilities	69,516	56,712
Other current liabilities	15,508	22,546
Current liabilities of discontinued businesses	2,059	1,931
Total current liabilities	283,083	247,034
Long-term debt and capital leases	754,799	642,352
Other long-term liabilities	98,219	70,632
Long-term liabilities of discontinued businesses	7,876	8,080
Total liabilities	1,143,977	968,098
Commitments and contingencies (Notes 8, 10, and 13)
Redeemable noncontrolling interest	24,550	20,581
Shareholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 83,942,118 issued and 46,766,227 shares outstanding at September 27, 2014 and 82,522,905 issued and 47,553,841 shares outstanding at December 28, 2013	839	825
Additional paid-in capital	2,276,279	2,206,155
Accumulated deficit	(165,941)	(265,473)
Treasury stock, at cost, 37,175,891 shares and 34,969,064 shares at September 27, 2014 and December 28, 2013, respectively	(1,423,227)	(1,305,880)
Accumulated other comprehensive income	(17,654)	5,357
Total shareholders' equity	670,296	640,984
Noncontrolling interests	3,535	3,093
Total shareholder's equity, including noncontrolling interests	698,381	664,658
Total liabilities and equity	$1,842,358	$1,632,756
See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Cash flows relating to operating activities
Net income	$100,526	$84,707
Less: Loss from discontinued operations	(862)	(1,183)
Income from continuing operations	101,388	85,890
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	70,435	67,336
Amortization of debt issuance costs and discounts	1,298	9,124
Stock-based compensation	23,132	18,231
Deferred income taxes	1,140	8,675
Gain on investments in limited partnerships	(7,377)	(4,832)
Other, net	(1,546)	2,336
Changes in assets and liabilities:
Trade receivables	(40,961)	(22,663)
Inventories	(4,573)	1,445
Other assets	(15,055)	(7,917)
Accounts payable	(1,779)	(7,688)
Accrued compensation	10,795	10,500
Deferred revenue	8,826	(2,289)
Accrued liabilities	13,355	3,285
Taxes payable and prepaid taxes	(3,953)	(9,557)
Other liabilities	(2,842)	(5,326)
Net cash provided by operating activities	152,283	146,550
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(183,151)	(24,218)
Capital expenditures	(29,907)	(25,319)
Purchases of investments	(18,171)	(15,341)
Proceeds from sale of investments and distributions from investments in limited partnerships	15,964	10,437
Other, net	(1,924)	108
Net cash used in investing activities	(217,189)	(54,333)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	247,920	467,804
Proceeds from exercises of stock options	46,741	58,986
Payments on long-term debt, capital lease obligations and revolving credit agreement	(132,431)	(502,241)
Purchase of treasury stock	(121,985)	(91,703)
Other, net	4,051	(1,176)
Net cash provided by (used in) financing activities	44,296	(68,330)
Discontinued operations
Net cash used in operating activities	(570)	(1,533)
Net cash used in discontinued operations	(570)	(1,533)
Effect of exchange rate changes on cash and cash equivalents	(4,000)	(1,585)
Net change in cash and cash equivalents	(25,180)	20,769
Cash and cash equivalents, beginning of period	155,927	109,685
Cash and cash equivalents, end of period	$130,747	$130,454

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND NONCONTROLLING INTERESTS (UNAUDITED)
(in thousands)

	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock	Additional Paid-in Capital	Treasury Stock	Non-controlling Interests
December 28, 2013	$664,658	$(265,473)	$5,357	$825	$2,206,155	$(1,305,880)	$23,674
Components of comprehensive income, net of tax:
Net income	100,526	99,532	—	—	—	—	994
Other comprehensive loss	(23,153)	—	(23,011)	—	—	—	(142)
Total comprehensive income	77,373	—	—	—	—	—	852
Adjustment of redeemable noncontrolling interest to fair value	—	—	—	—	(3,559)	—	3,559
Tax benefit associated with stock issued under employee compensation plans	3,751	—	—	—	3,751	—	—
Issuance of stock under employee compensation plans	46,814	—	—	14	46,800	—	—
Acquisition of treasury shares	(117,347)	—	—	—	—	(117,347)	—
Stock-based compensation	23,132	—	—	—	23,132	—	—
September 27, 2014	$698,381	$(165,941)	$(17,654)	$839	$2,276,279	$(1,423,227)	$28,085

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
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
During the quarter ended June 28, 2014, the Company revised its reportable segments to ensure alignment with the Company's view of the business following its acquisition of the contract research organization (CRO) services division of Galapagos N.V. (Early Discovery). The Company reviewed the new and existing markets addressed by the business, the recently revised go-to-market strategy, long-term operating margins, the discrete financial information available to its Chief Operating Decision Maker (CODM) and considered how its businesses aggregate based on these qualitative and quantitative factors. Based on this review, the Company identified three reportable segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA) and Manufacturing Support (Manufacturing). The Company reported segment results on this basis beginning in the quarter ended June 28, 2014 and retrospectively for all comparable prior periods.
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
(3) Research Models included Avian Vaccine Services.
(4) Research Model Services included GEMS, RADS, IS and Discovery Research Services.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates
The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires that the Company makes estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, impairment of long-lived assets, purchase accounting for acquired businesses, equity investments, income taxes including the valuation allowance for deferred tax assets, defined benefit pension plans, contingencies and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.
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
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The ASU is effective for annual and interim periods beginning after December 15, 2014. The Company does not expect the impact of the adoption of this standard to be material to its consolidated financial statements.
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

2. BUSINESS ACQUISITIONS

Early Discovery
On April 1, 2014, the Company acquired Early Discovery consisting of (1) 100% of the shares of the United Kingdom (U.K.) based entities Argenta and BioFocus, and (2) certain Dutch assets. These businesses have formed the core of the Company's Early Discovery business. With this acquisition, the Company has enhanced its position as a full service, early-stage CRO, with integrated in vitro and in vivo capabilities from target discovery through preclinical development. The preliminary purchase price of the acquisition is $191.3 million, including $0.9 million in contingent consideration. The acquisition was funded by cash on hand and borrowings on the Company's revolving credit facility. The purchase price includes payment for estimated

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

working capital, which is subject to final adjustment based on the actual working capital of the acquired business. The businesses are reported in the Company's DSA segment.

The contingent consideration is a one-time payment that could become payable based on the achievement of a revenue target for the twelve-month period following the acquisition. If achieved, the payment would become due in the second quarter of 2015. The aggregate, undiscounted amount of contingent consideration that the Company would pay is €5.0 million ($6.3 million as of September 27, 2014). The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes.

The preliminary purchase price allocation of $183.1 million, net of $8.2 million of cash acquired, is as follows:

April 1, 2014
(in thousands)
Current assets (excluding cash)	$31,257
Property, plant and equipment	21,008
Other long term assets	11,549
Definite-lived intangible assets	104,270
Goodwill	66,330
Current liabilities	(14,299)
Long term liabilities	(36,973)
Total purchase price allocation	$183,142

The purchase price allocations were prepared on a preliminary basis and are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. During the third quarter of 2014, we recorded measurement period adjustments related to the Early Discovery acquisition that resulted in an immaterial change to the purchase price allocation. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

The breakout of definite-lived intangible assets acquired is as follows:

	April 1, 2014	Weighted average amortization life
	(in thousands)
Client relationships	$94,000	18 years
Backlog	5,700	1 year
Trademark and trade names	1,170	3 years
Leasehold interests	1,000	13 years
Other intangible assets	2,400	19 years
Total definite-lived intangible assets	$104,270

The goodwill resulting from the transaction is primarily attributed to the potential growth in the Company's DSA businesses from customers introduced through the Early Discovery business, the assembled workforce of the acquired businesses and expected cost synergies. The goodwill attributable to Argenta and BioFocus is not deductible for tax purposes. The Company incurred transaction and integration costs in connection with the acquisition of $0.5 million and $5.4 million during the three and nine months ended September 27, 2014, respectively, which are included in selling, general and administrative expenses.

The following selected unaudited pro forma consolidated results of operations are presented as if the Early Discovery acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments, including amortization of intangible assets and depreciation of fixed assets of $3.7 million and other one-time costs. These pro forma are for informational purposes only and do not necessarily reflect the results of operations had the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

companies operated as one entity during the periods reported. No effect has been given for synergies, if any, that may have been realized through the acquisition.

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Revenue	$327,567	$313,460	$993,223	$935,693
Net income	32,036	29,098	101,029	76,705
Earnings per common share
Basic	$0.70	$0.61	$2.16	$1.60
Diluted	$0.68	$0.60	$2.12	$1.58

These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future. Early Discovery revenue and operating loss for the three months ended September 27, 2014 are $23.3 million and $0.4 million, respectively. Early Discovery revenue and operating loss for the nine months ended September 27, 2014 are $46.8 million and $0.4 million, respectively.

VivoPath
In June 2014, the Company acquired substantially all of the assets of VivoPath, LLC, a discovery service company specializing in the rapid, in vivo compound evaluation of molecules in the therapeutic areas of metabolism, inflammation and oncology. The preliminary purchase price was $2.3 million, including $1.6 million in contingent consideration, and was allocated primarily to the intangible assets acquired. The aggregate, undiscounted amount of contingent consideration that could become payable is a maximum of $2.4 million payable over the next three years based on the achievement of revenue growth targets. The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes. The business is reported in the Company's DSA segment.
3. RESTRUCTURING AND ASSET IMPAIRMENTS
Facilities
RMS Japan
In the second quarter of 2014, the Company committed to a plan to consolidate certain research model operations in Japan. As a result, the Company adjusted the carrying value of certain facilities impacted by the consolidation plan. During the three and nine months ended September 27, 2014, the Company recorded $1.3 million and $1.7 million of accelerated depreciation, respectively. Additional accelerated depreciation for 2014 will amount to approximately $1.2 million.

RMS North America
In the first quarter of 2014, the Company committed to a plan to close its research model production facility located in Michigan by the end of 2014 and to reassign the sourcing of research models to other facilities in the United States (U.S.). As a result of these actions, the Company reviewed the long-lived assets of this asset group, consisting of land improvements, building and equipment, for potential impairment based on the undiscounted cash flows of the group and considered the potential redeployment and future utilization of the facility's machinery and equipment. During the three and nine months ended September 27, 2014, the Company recorded $0.3 million and $1.3 million of asset impairments and other charges, respectively, as well as $0.3 million and $0.9 million of accelerated depreciation, respectively. Additional accelerated depreciation for 2014 will amount to approximately $0.2 million.

RMS Europe
In 2012, the Company commenced a consolidation of certain research model operations in Europe. As a result, the Company adjusted the carrying value of certain facilities impacted by the consolidation plan to fair value through an asset impairment charge in 2012. During the second quarter of 2014, the Company recorded an additional impairment charge of $0.3 million related to certain facilities and also recorded a gain of $1.1 million on the sale of another facility.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Staffing Reductions
The Company has periodically implemented staffing reductions to improve operating efficiency and profitability at various sites. As a result of these actions, for the nine months ended September 27, 2014 and September 28, 2013, the Company recorded severance and retention charges as shown below. As of September 27, 2014, $2.4 million was included in accrued compensation and $0.9 million in other long-term liabilities on the Company's consolidated balance sheet.
The following table rolls forward the Company's severance and retention cost liability:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Balance, beginning of period	$3,823	$2,917	$2,782	$3,636
Expense	574	476	5,363	1,058
Payments/Utilization	(1,117)	(783)	(4,865)	(2,084)
Balance, end of period	$3,280	$2,610	$3,280	$2,610

The following table presents severance and retention costs by classification on the income statement:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Severance charges included in cost of revenue	$367	$476	$3,121	$989
Severance charges included in selling, general and administrative expense	207	—	2,242	69
Total expense	$574	$476	$5,363	$1,058
The following table presents severance and retention cost by segment:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Research models and services	$379	$32	$3,974	$301
Discovery and safety assessment	69	398	1,118	711
Manufacturing support	126	46	150	46
Corporate	—	—	121	—
Total expense	$574	$476	$5,363	$1,058

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables, net is as follows:

	September 27, 2014	December 28, 2013
	(in thousands)
Client receivables	$229,366	$190,423
Unbilled revenue	50,670	35,184
Total	280,036	225,607
Less allowance for doubtful accounts	(5,012)	(4,977)
Trade receivables, net	$275,024	$220,630

The composition of inventories is as follows:

	September 27, 2014	December 28, 2013
	(in thousands)
Raw materials and supplies	$15,583	$15,028
Work in process	12,053	11,715
Finished products	65,059	62,653
Inventories	$92,695	$89,396

The composition of other current assets is as follows:

	September 27, 2014	December 28, 2013
	(in thousands)
Prepaid assets	$31,466	$20,058
Deferred tax asset	31,636	29,139
Time deposits	14,577	11,158
Prepaid income tax	25,747	25,247
Restricted cash	3,292	245
Other current assets	$106,718	$85,847

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of property, plant and equipment, net is as follows:

	September 27, 2014	December 28, 2013
	(in thousands)
Land	$39,452	$40,157
Buildings	701,160	694,074
Machinery and equipment	385,222	367,244
Leasehold improvements	40,150	37,959
Furniture and fixtures	23,796	24,013
Vehicles	3,836	3,859
Computer hardware and software	117,889	112,328
Construction in progress (1)	31,862	42,075
Total	1,343,367	1,321,709
Less accumulated depreciation	(672,123)	(645,527)
Property, plant and equipment, net	$671,244	$676,182
(1) Includes the leased facility under construction. See Note 8, "Long-Term Debt and Capital Lease Obligations."
Depreciation expense for the three months ended September 27, 2014 and September 28, 2013 was $18.4 million and $22.7 million, respectively. Depreciation expense for the nine months ended September 27, 2014 and September 28, 2013 was $51.6 million and $54.4 million, respectively.
The composition of other assets is as follows:

	September 27, 2014	December 28, 2013
	(in thousands)
Deferred financing costs	$5,828	$7,126
Cash surrender value of life insurance policies	27,267	26,507
Investments in limited partnerships	23,432	17,911
Other assets	27,346	10,420
Other assets	$83,873	$61,964
The composition of other current liabilities is as follows:

	September 27, 2014	December 28, 2013
	(in thousands)
Accrued income taxes	$13,667	$18,773
Current deferred tax liability	1,652	1,960
Accrued interest and other	189	1,813
Other current liabilities	$15,508	$22,546

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of other long-term liabilities is as follows:

	September 27, 2014	December 28, 2013
	(in thousands)
Deferred tax liability	$30,764	$14,988
Long-term pension liability	14,822	16,219
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	30,559	28,708
Other long-term liabilities	22,074	10,717
Other long-term liabilities	$98,219	$70,632

5. INVESTMENTS IN LIMITED PARTNERSHIPS
The Company has invested in several venture capital limited partnerships that invest in start-up companies in the life sciences industry. The Company's total commitment to these entities as of September 27, 2014 was $55.0 million, of which the Company has funded $18.0 million through the third quarter of 2014. During the three and nine months ended September 27, 2014, the Company received dividends in cash and in securities totaling $0 and $7.4 million, respectively. The Company's ownership interest in these limited partnerships ranges from 3.8% to 12.1%. These limited partnerships prepare quarterly financial statements following investment company accounting guidelines, whereby investments are adjusted to fair value with resulting gains and losses recorded in earnings. These entities estimate the fair value of non-publicly traded investments based on all available information, including value implied by the pricing of subsequent preferred share offerings and the net present value of future cash flows.
The Company accounts for these investments under the equity-method, whereby the Company records its portion of the investment gains and losses as reported in the fund's financial statements on a quarterly lag each reporting period. In addition, the Company adjusts the carrying value of these investments to reflect its estimate of changes to fair value since the fund's financial statements based information from the fund's management team, market prices of known public holdings of the fund and other information.
The Company's investments in these limited partnerships are subject to a high degree of volatility and are generally higher risk relative to other investments the Company may hold. The Company reports gains and losses from its limited partnership investments in other income, net. The Company recognized gains (losses) related to these investments of $(0.8) million and $3.5 million for the three months ended September 27, 2014 and September 28, 2013, respectively. The Company recognized gains related to these investments of $7.4 million and $4.8 million for the nine months ended September 27, 2014 and September 28, 2013, respectively. As of September 27, 2014 and December 28, 2013, these investments had a carrying value of $23.4 million and $17.9 million, respectively, which is reported in other assets on the condensed consolidated balance sheets.
6. FAIR VALUE
Valuation methodologies used for assets and liabilities measured or disclosed at fair value are as follows:

•	Cash equivalents - Valued at quoted market prices determined through third party pricing services.

•	Investments in life insurance policies—Valued at cash surrender value based on fair value of underlying investments.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value hierarchy level is determined by asset and liability class based on the lowest level of significant input. The observability of inputs may change for certain assets or liabilities. This condition could cause an asset or liability to be reclassified between levels. During the periods ended September 27, 2014, there were no transfers between levels.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 27, 2014
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets and Liabilities at Fair Value
	(in thousands)
Cash equivalents	$—	$1,851	$—	$1,851
Life insurance policies	—	20,193	—	20,193
Total assets measured at fair value	$—	$22,044	$—	$22,044

Redeemable noncontrolling interest	—	—	24,550	24,550
Contingent consideration	—	—	2,548	2,548
Total liabilities measured at fair value	$—	$—	$27,098	$27,098

	Fair Value Measurements at December 28, 2013
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets and Liabilities at Fair Value
	(in thousands)
Cash equivalents	$—	$1,851	$—	$1,851
Life insurance policies	—	19,534	—	19,534
Total assets measured at fair value	$—	$21,385	$—	$21,385

Redeemable noncontrolling interest	—	—	20,581	20,581
Total liabilities measured at fair value	$—	$—	$20,581	$20,581

The book value of the Company's term and revolving loans, which are variable rate loans carried at amortized cost, approximates fair value based on current market pricing of similar debt. As the fair value is based on significant other observable inputs, including current interest and foreign currency exchange rates, it is deemed to be Level 2.

Concurrent with the acquisition of Vital River in 2013, the Company entered into a joint venture agreement with the noncontrolling interest holders that provides it with the right to purchase the remaining 25% of the entity for cash at its then appraised value beginning in January 2016. Additionally, the noncontrolling interest holders were granted the right to require the Company to purchase the remaining 25% of the entity at its then appraised value beginning in January 2016 for cash. These rights are accelerated in certain events. As the noncontrolling interest holders can require the Company to purchase for cash the remaining 25% interest, the Company classifies the carrying amount of the noncontrolling interest above the equity section and below liabilities on the consolidated balance sheet and adjusts the carrying amount to fair value each quarter end. Adjustments to fair value, which is deemed to be Level 3 as the fair value is based on unobservable inputs, are recorded through additional paid-in capital.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Redeemable Noncontrolling Interest (Liability)
	Nine Months Ended
	September 27, 2014	September 28, 2013
	(in thousands)
Beginning balance	$20,581	$—
Additions	—	8,963
Total gains or losses (realized/unrealized):
Net income attributable to noncontrolling interest	523	476
Foreign currency translation	(113)	233
Change in fair value, included in additional paid-in capital	3,559	4,905
Ending balance	$24,550	$14,577

As part of the Company's acquisitions of Early Discovery and VivoPath, it agreed to make cash payments upon the satisfaction of certain future financial measures. The carrying amount of these obligations is adjusted to fair value each quarter end. As the fair value is based on unobservable inputs, it is deemed to be Level 3.

	Contingent Consideration (Liability)
	Nine Months Ended
	September 27, 2014	September 28, 2013
	(in thousands)
Beginning balance	$—	$—
Additions	2,428	—
Total gains or losses (realized/unrealized):
Change in fair value	120	—
Ending balance	$2,548	$—

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

The Company enters into derivative instruments to hedge foreign currency exchange risk to reduce the impact of changes to foreign currency rates on its financial statements. During both three and nine months ended September 27, 2014, the Company recognized $0.7 million of net hedge losses associated with forward currency contracts. During the three and nine months ended September 28, 2013, the Company recognized $(0.5) million and $0.3 million of hedge (gains) losses associated with forward currency contracts, respectively. As of September 27, 2014 and September 28, 2013, there were no open forward currency contracts.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table displays the gross carrying amount and accumulated amortization of definite-lived intangible assets by major class:

	September 27, 2014		December 28, 2013
	Gross Carrying Amount	Accumulated Amortization & Impairment Loss	Gross Carrying Amount	Accumulated Amortization & Impairment Loss
	(in thousands)
Backlog	$8,391	$(5,309)	$2,916	$(2,507)
Client relationships	395,221	(243,004)	311,507	(238,002)
Trademarks and trade names	6,521	(5,214)	5,399	(4,997)
Standard operating procedures	2,748	(1,934)	2,754	(1,498)
Other identifiable intangible assets	13,675	(6,988)	10,432	(4,905)
Total other intangible assets	$426,556	$(262,449)	$333,008	$(251,909)
Additionally, as of both September 27, 2014 and December 28, 2013, other intangible assets, net, included $3.4 million of indefinite-lived intangible assets.
The changes in the gross carrying amount and accumulated impairment loss of goodwill are as follows:

		Adjustments to Goodwill
	December 28, 2013	Acquisitions	Transfers	Foreign Exchange	September 27, 2014
	(in thousands)
Research Models and Services
Gross carrying amount	$83,551	$—	$(23,172)	$(650)	$59,729
Discovery and Safety Assessment
Gross carrying amount	1,152,150	67,244	(8,131)	(8,160)	1,203,103
Accumulated impairment loss	(1,005,000)	—	—	—	(1,005,000)
Manufacturing Support
Gross carrying amount	—	—	31,303	221	31,524
Total
Gross carrying amount	1,235,701	67,244	—	(8,589)	1,294,356
Accumulated impairment loss	(1,005,000)	—	—	—	(1,005,000)
Goodwill, net	$230,701				$289,356

In the second quarter of 2014, the Company revised its reportable segments to align with the view of the business following its Early Discovery acquisition. See Note 1, "Basis of Presentation." As a result of this reorganization, goodwill was allocated from the Company's prior reporting segments to new reporting segments, as shown in the preceding table within "transfers." The allocation was based on the fair value of each business group within its original reporting segment relative to the fair value of that reporting segment. In addition, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment existed.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-Term Debt
Long-term debt consists of the following:

	September 27, 2014	December 28, 2013
	(in thousands)
Term loans	$388,500	$409,500
Revolving credit facility	380,914	253,308
Other long-term debt	223	241
Total debt	769,637	663,049
Less: current portion of long-term debt	(31,723)	(21,241)
Long-term debt	$737,914	$641,808
In 2013, the Company amended and restated its credit agreement creating a $970.0 million agreement ($970M Credit Facility) that provides for a $420.0 million U.S. term loan facility and a $550.0 million multi-currency revolving credit facility. The revolving credit facility may be drawn in U.S. Dollars, Euros, Pound Sterling, or Japanese Yen, subject to sub-limits by currency. Under specified circumstances, the Company has the ability to expand the term loan and/or revolving credit facility by up to $350.0 million in the aggregate.
The interest rates applicable to the $970M Credit Facility are variable and are based on an applicable rate plus a spread determined by the Company's leverage ratio. As of September 27, 2014, the interest rate spread for the adjusted LIBOR was 1.250%.
The $970M Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company's business and negative and affirmative covenants. As of September 27, 2014, the Company was compliant with all financial covenants specified in the credit agreement.
At September 27, 2014, the Company had $5.0 million outstanding under letters of credit.
Principal maturities of existing debt for the periods set forth in the table below, are as follows:

Twelve Months Ending	September 27, 2014
(in thousands)
September 2015	$31,723
September 2016	42,000
September 2017	63,000
September 2018	632,914
September 2019 and beyond	—
Total	$769,637
Capital Lease Obligations
The Company acquired a build-to-suit lease as part of its acquisition of Early Discovery. The Company is the deemed owner of the asset during the construction period for accounting purposes due to its involvement during the construction period. The Company capitalized $16.0 million related to this construction at September 27, 2014 along with a corresponding financing obligation of the same amount. See Note 13, "Commitments and Contingencies."
Capital lease obligations amounted to $17.1 million and $0.7 million at September 27, 2014 and December 28, 2013, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY

Earnings Per Share
Basic earnings per share for the three and nine months ended September 27, 2014 and September 28, 2013 was computed by dividing earnings available to common shareholders for these periods by the weighted average number of common shares outstanding in the respective periods adjusted for contingently issuable shares, such as unvested restricted stock. The weighted average number of common shares outstanding for the three and nine months ended September 27, 2014 and September 28, 2013 has been adjusted to include common stock equivalents for the purpose of calculating diluted earnings per share for these periods.

Options to purchase 931,626 and 2,652,660 shares were outstanding in each of the three months ended September 27, 2014 and September 28, 2013, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended September 27, 2014 and September 28, 2013, anti-dilutive options outstanding were 785,880 and 2,363,878 shares, respectively. Basic weighted average shares outstanding for the three and nine months ended September 27, 2014 and September 28, 2013 excluded the weighted average impact of 1,190,400 and 1,107,313 shares, respectively, of non-vested restricted stock awards.
The following table reconciles the numerator and denominator in the computations of the basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands, except share amounts)
Numerator:
Net income from continuing operations attributable to common shareholders	$31,984	$30,980	$100,394	$84,912
Income (loss) from discontinued operations, net of income taxes	52	(113)	(862)	(1,183)
Net income attributable to common shareholders	$32,036	$30,867	$99,532	$83,729

Denominator:
Weighted-average shares outstanding—Basic	46,016,036	47,910,649	46,682,826	47,950,018
Effect of dilutive securities:
Stock options and contingently issuable restricted stock	861,694	530,516	883,008	704,118
Weighted-average shares outstanding—Diluted	46,877,730	48,441,165	47,565,834	48,654,136

Treasury Shares
In July 2010, the Company's Board of Directors authorized a $500.0 million stock repurchase program, and subsequently approved increases to the stock repurchase program of $250.0 million in 2010 and of $250.0 million in 2013 for an aggregate authorization of $1.0 billion. As of September 27, 2014, the Company had $28.5 million remaining on the authorized stock repurchase program. The Company's 2007 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share repurchases for the three and nine months ended September 27, 2014 and September 28, 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands, except share amounts)
Stock Repurchase Program:
Number of shares of common stock repurchased	380,300	1,398,346	2,093,200	1,945,021
Total cost of repurchase	$20,364	$65,515	$110,645	$88,553

Netted for taxes:
Number of shares of common stock repurchased	199	—	113,627	112,748
Total cost of repurchase	$11	$—	$6,702	$4,519

Total:
Number of shares of common stock repurchased	380,499	1,398,346	2,206,827	2,057,769
Total cost of repurchase	$20,375	$65,515	$117,347	$93,072

10. INCOME TAXES
The following table provides a reconciliation of the provision for income taxes on the condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Income from continuing operations before income taxes	43,882	42,726	137,409	115,221
Effective tax rate	26.4%	26.7%	26.2%	25.5%
Provision for income taxes	11,582	11,390	36,021	29,331
The Company's overall effective tax rate was 26.4% for the three months ended September 27, 2014 and 26.7% for the three months ended September 28, 2013. The decrease was primarily attributable to a prior year discrete tax cost of $2.0 million related to an ongoing transfer pricing controversy with the Canadian Revenue Agency (CRA) in excess of current year tax costs, associated with tax law changes, including a statutory 25% decrease in the Canadian Scientific Research and Experimental Development (SR&ED) credit and a decrease in the deductibility of interest expense in France.
The Company's overall effective tax rate was 26.2% and 25.5% for each of the nine months ended September 27, 2014 and September 28, 2013, respectively. The increase reflects the items above as well as a discrete tax cost of $1.4 million related to the nondeductible transaction costs incurred in 2014 for the acquisition of the Early Discovery businesses and a discrete tax cost of $1.2 million related to the write-off of deferred tax assets as a result of the reorganization of the Company's RMS U.K. entities. These increases were partially offset by an ability to offset the tax on a capital gain from an investment in a limited partnership with the release of an uncertain tax position of $2.1 million in the nine months ended September 27, 2014.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the third quarter of 2014, the Company's unrecognized tax benefits recorded decreased by $0.5 million to $34.3 million primarily due to the foreign currency translation on pre-acquisition tax positions taken by the newly acquired Early Discovery businesses, offset by a new unrecognized tax benefit related to an ongoing audit in Germany. The amount of unrecognized income tax benefits that would impact the effective tax rate decreased by $0.7 million to $32.2 million. The amount of accrued interest on unrecognized tax benefits is $1.3 million at the end of the third quarter of 2014. The Company believes that it is reasonably possible that the Company's unrecognized tax benefits (and a corresponding indemnification asset) will decrease by up to $11.6 million, including $0.5 million of interest expense, over the next twelve-month period as a result of the expiration of the statute of limitations on an issue related to the forgiveness of debt and an additional decrease by up to $0.4 million over the next twelve-month period as a result of the settlement of a German audit.

In July 2013, the FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The ASU requires an entity to present an unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss, or similar loss or tax credit carryforward, as opposed to a liability, unless certain circumstances exist. The ASU became effective during the Company's first fiscal quarter and the Company adopted the provisions of ASU 2013-11 retrospectively. The adoption of the ASU decreased net non-current deferred tax assets and decreased the associated long-term tax liabilities related to unrecognized tax benefits by $16.1 million and $11.9 million as of September 27, 2014 and December 28, 2013, respectively.

The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits in jurisdictions including the U.S., U.K., Japan, France, Germany, and Canada. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2010 although carryforward attributes that were generated prior to 2010 may still be adjusted upon examination by taxing authorities if they either have been, or will be, used in a future period. As of September 27, 2014, the statute of limitations has expired for a year which includes an uncertain tax position associated with an acquisition agreement termination fee. However, the Company does not expect the liability associated with this uncertain tax position to decrease until the statute expires on the year in which a carryforward attribute is utilized.

The Company and certain of its subsidiaries are currently under audit by various tax authorities in Canada, Germany, and France. The Company does not believe that resolution of these controversies will have a material impact on its financial position or results of operations.

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

In accordance with the Company's policy, the remaining undistributed earnings of its non-U.S. subsidiaries remain indefinitely reinvested as of the end of the third quarter of 2014 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.

The income tax expense (benefit) related to items of other comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Income tax expense (benefit) related to foreign currency translation adjustment	$—	$(615)	$(105)	$42
Income tax expense related to change in unrecognized pension gains, losses and prior service costs	125	289	378	832
Income tax expense (benefit) related to items of other comprehensive income	$125	$(326)	$273	$874

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EMPLOYEE BENEFITS
The following table provides the components of net periodic cost (benefit) for the Company's defined benefit plans for the three-month period ended:

	Pension Benefits		Supplemental Retirement Benefits
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Service cost	$880	$822	$190	$160
Interest cost	3,211	2,762	252	177
Expected return on plan assets	(4,540)	(3,593)	—	—
Amortization of prior service cost (credit)	(166)	(147)	159	165
Amortization of net loss	238	671	60	63
Net periodic cost (benefit)	$(377)	$515	$661	$565

The following table provides the components of net periodic cost (benefit) for the Company's defined benefit plans for the nine-month period ended:

	Pension Benefits		Supplemental Retirement Benefits
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Service cost	$2,565	$2,492	569	$482
Interest cost	9,633	8,334	757	531
Expected return on plan assets	(13,095)	(10,842)	—	—
Amortization of prior service cost (credit)	(484)	(444)	489	495
Amortization of net loss	684	2,043	185	189
Net periodic cost (benefit)	$(697)	$1,583	$2,000	$1,697
During 2014, the Company expects to contribute $6.5 million to its pension plans.

12. STOCK PLANS AND STOCK-BASED COMPENSATION

The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock and performance share units.

The following table provides the financial statement line items in which stock-based compensation is reflected:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Stock-based compensation expense included in:
Cost of revenue	$1,337	$1,332	$4,008	$4,051
Selling, general and administration	6,914	4,715	19,124	14,180
Stock-based compensation, before income taxes	8,251	6,047	23,132	18,231
Provision for income taxes	(2,943)	(2,103)	(8,271)	(6,422)
Stock-based compensation, net of tax	$5,308	$3,944	$14,861	$11,809

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance Based Stock Award Program
In the first quarters of 2014 and 2013, the Company issued performance share units (PSUs) to certain employees. The number of shares of common stock issued for each PSU is adjusted based on a performance condition linked to the Company's financial performance. Certain awards are further adjusted based on a market condition, which is calculated based on the Company's stock price performance relative to a peer group over the three-year vesting period. The fair value of the market condition is reflected in the fair value of the award at grant date. Each reporting period, the Company records a ratable amount of stock-based compensation for the estimated number of common shares expected to be issued upon the vesting of the PSUs based on the Company's estimated outcome for the performance condition.

During the three months ended March 29, 2014, the Company issued 214,823 PSUs using a fair value per share of $67.82. The maximum amount of common shares to be issued upon vesting of these PSUs is 429,646. During the first quarter of 2013, the Company issued 163,847 PSUs using a fair value per share of $44.47. The maximum amount of common shares to be issued upon vesting of these PSUs is 327,694. During the three months ended June 28, 2014, the Company issued 5,800 PSUs using a fair value per share of $61.25. These 5,800 PSUs are not adjusted based on a market condition and have a maximum amount of common shares to be issued upon vesting of 5,800. For the three and nine months ended September 27, 2014, the Company recognized $2.6 million and $6.3 million, respectively, of stock-based compensation related to PSUs granted in 2014 and 2013. For the three and nine months ended September 28, 2013, the Company recognized $0.6 million and $1.5 million, respectively, of stock-based compensation related to PSUs granted in 2013.

13. COMMITMENTS AND CONTINGENCIES
Various lawsuits, claims and proceedings of a nature considered normal to the Company's business are pending against it. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the Company's consolidated financial statements.
In early May 2013, the Company commenced an investigation into inaccurate billing with respect to certain government contracts.  The Company promptly reported these matters to the relevant government contracting officers, the Department of Health and Human Services' Office of the Inspector General, and the Department of Justice, and the Company is cooperating with these agencies to ensure the proper repayment and resolution of this matter. The Company identified approximately $1.5 million in excess amounts billed on these contracts since January 1, 2007 and reserved such amount.  Because of the early stage of discussions with the government and complex nature of this matter, the Company believes that it is reasonably possible that additional losses may be incurred. However, the Company cannot at this time estimate the potential range of loss beyond the current reserve of $1.5 million.
In July 2012, a Mauritius supplier of large animal models submitted an Application for Arbitration with The Permanent Secretariat, The Permanent Court of Arbitration, The Mauritius Chamber of Commerce and Industry in Port Louis, Mauritius.  The supplier asserted that the Company failed to pay certain invoices and the supplier was therefore permitted to terminate the supply agreement.  The Company filed a counterclaim asserting that the supplier had failed to meet its contractual obligations under the supply agreement.  The arbitration hearing relating to this contract dispute took place in Mauritius in August 2013 and final arguments were presented in March 2014. In May 2014 and August 2014, the arbitrator issued the final rulings, ordering the Company to pay the supplier (1) the sum of $1.2 million and (2) all of the supplier's arbitration costs, in each case with interest. In September 2014, the Company paid the supplier $1.6 million in accordance with the arbitration ruling.

As a result of the Company's April 1, 2014 Early Discovery acquisition, the Company became the obligor for an aggregate of approximately $82.4 million in minimum lease payments under non-cancellable operating and capital leases payable over a period of up to 20 years.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. BUSINESS SEGMENT INFORMATION
During the quarter ended June 28, 2014, the Company revised its reportable segments to align with its view of the business following its Early Discovery acquisition. See Note 1, "Basis of Presentation." The Company reports segment results on this basis beginning in the quarter ended June 28, 2014 and retrospectively for all comparable prior periods.
The following table presents revenue and other financial information by reportable segment.

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Research Models and Services
Revenue	$124,021	$124,236	$389,636	$388,868
Gross margin	45,295	39,127	149,392	143,603
Operating income	28,056	23,803	97,734	97,576
Depreciation and amortization	7,277	13,548	20,277	27,642
Capital expenditures	4,110	4,208	11,528	10,417
Discovery and Safety Assessment
Revenue	$140,862	$112,627	$388,614	$321,908
Gross margin	39,968	33,061	105,084	81,112
Operating income	19,329	18,968	48,840	38,672
Depreciation and amortization	13,340	9,486	33,867	28,269
Capital expenditures	3,436	2,459	11,330	7,315
Manufacturing Support
Revenue	62,684	55,266	189,864	165,524
Gross margin	33,005	27,738	98,239	81,992
Operating income	19,220	16,125	58,091	46,576
Depreciation and amortization	3,513	3,881	10,625	11,424
Capital expenditures	1,463	2,429	5,444	7,587
A reconciliation of segment operating income to consolidated operating income is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Total segment operating income	$66,605	$58,896	$204,665	$182,824
Unallocated corporate overhead	(20,433)	(18,053)	(67,762)	(56,030)
Consolidated operating income	$46,172	$40,843	$136,903	$126,794

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue for each significant product or service area is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Research models	$81,705	$81,366	$256,501	$257,582
Research model services	42,316	42,870	133,135	131,286
Total research models and services	124,021	124,236	389,636	388,868
Total discovery and safety assessment	140,862	112,627	388,614	321,908
Endotoxin and Microbial Detection	31,834	28,331	97,879	83,214
Other manufacturing support	30,850	26,935	91,985	82,310
Total manufacturing support	$62,684	$55,266	$189,864	$165,524
Total revenue	$327,567	$292,129	$968,114	$876,300
A summary of unallocated corporate overhead consists of the following:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Stock-based compensation expense	$4,918	$3,260	$13,525	$9,927
Salary, bonus and fringe	5,892	5,636	23,597	18,776
Consulting, audit and professional services	3,053	2,250	8,721	6,578
IT related expenses	1,767	3,002	4,667	8,448
Depreciation expense	1,954	1,570	5,666	4,712
Costs associated with evaluation and integration of acquisitions	580	306	5,256	986
Other general unallocated corporate expenses	2,269	2,029	6,330	6,603
Total unallocated corporate overhead costs	$20,433	$18,053	$67,762	$56,030
Other general unallocated corporate expenses consist of various departmental costs including those associated with senior executives, corporate accounting, legal, tax, human resources and treasury.

15. DISCONTINUED OPERATIONS
On March 28, 2011, the Company disposed of its Phase I clinical business though the Company remained the guarantor of a facility lease that runs through January 2021 with remaining lease payments of $10.3 million at September 27, 2014. The lease liability for the Company's obligation under the lease is presented net of estimated sublease income and reflected on the consolidated balance sheet as a liability of discontinued operations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The consolidated financial statements classify, as discontinued operations, the assets and liabilities, operating results and cash flows, of businesses that are discontinued for all periods presented. Operating results from discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)
Loss from operations of discontinued businesses, before income taxes	$(38)	$(172)	$(1,614)	$(1,894)
Benefit for income taxes	90	59	752	711
Income (loss) from operations of discontinued businesses, net of taxes	$52	$(113)	$(862)	$(1,183)
Assets and liabilities of discontinued operations at September 27, 2014 and December 28, 2013 consisted of the following:

	September 27, 2014	December 28, 2013
	(in thousands)
Current assets	$835	$750
Long-term assets	3,106	3,151
Total assets	$3,941	$3,901

Current liabilities	$2,059	$1,931
Long-term liabilities	7,876	8,080
Total liabilities	$9,935	$10,011

Current and long-term assets include deferred tax assets. Current and long-term liabilities consist primarily of estimated lease payments, less sublease income, for the Phase I facility.

16. SUBSEQUENT EVENTS
On October 29, 2014, we acquired ChanTest Corporation (ChanTest), a leading provider of ion channel testing services to the pharmaceutical and biotech industry. We expect that the acquisition will augment our early discovery capabilities, enhancing our ability to support our clients’ target discovery and lead optimization efforts. The preliminary purchase price of the acquisition is $52.0 million in cash and up to an additional $2.0 million in contingent consideration. The purchase price is subject to an adjustment based on the final determined net working capital as of the closing date.

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
In the second quarter of 2014, we revised our reportable segments to ensure alignment with our view of the business following our acquisition of the CRO services division of Galapagos N.V. (Early Discovery). We reviewed the new and existing markets addressed by the business, the recently revised go-to-market strategy, long-term operating margins and the discrete financial information available to our Chief Operating Decision Maker and considered how our businesses aggregate based on these qualitative and quantitative factors. Based on this review, we identified three reportable segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA) and Manufacturing Support (Manufacturing). We reported segment results on this basis beginning in the second quarter of 2014 and retrospectively for all comparable prior periods. The change to our reportable segments did not impact our historical consolidated operating results previously reported.
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

Our RMS segment includes the Research Models and Research Model Services businesses. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes three business units: GEMS, which performs contract breeding and other services associated with genetically engineered models; RADS, which provides health monitoring and diagnostics services; and IS, which provides colony management services for our clients' in vivo operations. Our DSA segment includes services required to take a drug through the early development process including discovery services, which are non-regulated services to assist clients with the identification, screening and selection of a lead compound for drug development and regulated and non-regulated safety assessment services. Our Manufacturing segment includes Endotoxin and Microbial Detection (EMD), which includes in vitro (non-animal) lot-release testing products and microbial detection and species identification services, as well as Biologics Testing Services (Biologics), which performs specialized testing of biologics and devices and Avian Vaccine Services (Avian), which supplies specific-pathogen-free fertile chicken eggs and chickens.

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
(3) Research Models included Avian Vaccine Services.
(4) Research Model Services included GEMS, RADS, IS and Discovery Research Services.

Results of Operations
Three Months Ended September 27, 2014 Compared to the Three Months Ended September 28, 2013
Revenue

	Three Months Ended
	September 27, 2014	September 28, 2013	$ change	% change	Impact of FX
	(in millions, except percentages)
Research models	$81.7	$81.3	$0.4	0.5%	(0.4)%
Research model services	42.3	42.9	(0.6)	(1.4)%	0.1%
Total research models and services	124.0	124.2	(0.2)	(0.2)%	(0.2)%
Total discovery and safety assessment	140.9	112.6	28.3	25.1%	1.0%
EMD	31.8	28.3	3.5	12.4%	0.5%
Other manufacturing support	30.9	27.0	3.9	14.4%	0.6%
Total manufacturing support	62.7	55.3	7.4	13.4%	0.6%
Total revenue	$327.6	$292.1	$35.5	12.2%	0.4%

Revenue for the three months ended September 27, 2014 increased $35.5 million, or 12.2%, compared with the corresponding period in 2013. Reported revenue benefited from foreign currency translation by $1.2 million, or 0.4%, when compared to the prior period.
RMS revenue decreased by $0.2 million primarily due to lower research models revenue in Europe and Japan and lower research models services revenue, partially offset by an increase of research models revenue in North America.
DSA revenue increased $28.3 million due to an increase in the Discovery Services business, which includes the Early Discovery acquisition that contributed $23.3 million to revenue growth, and an increase in the Safety Assessment business, primarily the result of growth from mid-tier clients.
Manufacturing revenue increased $7.4 million, driven by broad-based growth across all businesses.

Cost of Products Sold and Services Provided

	Three Months Ended
	September 27, 2014	September 28, 2013	$ change	% change
	(in millions, except percentages)
Research models and services	$78.7	$85.1	$(6.4)	(7.5)%
Discovery and safety assessment	100.9	79.6	21.3	26.8%
Manufacturing support	29.7	27.5	2.2	8.0%
Total cost of products sold and services provided	$209.3	$192.2	$17.1	8.9%
Cost of products sold and services provided (costs) for the three months ended September 27, 2014 increased $17.1 million, or 8.9%, compared with the corresponding period in 2013. Costs as a percentage of revenue for the three months ended September 27, 2014 were 63.9%, a decrease of 1.9%, from 65.8% for the corresponding period in 2013.
RMS costs decreased $6.4 million, primarily the result of lower asset impairments and accelerated depreciation expense associated with global efficiency initiatives in our North America research models business. RMS costs as a percentage of revenue for the three months ended September 27, 2014 were 63.5%, a decrease of 5.0%, from 68.5% for the corresponding period in 2013, the result of global efficiency initiatives in our North America research models business.
DSA costs increased $21.3 million primarily due to a $16.4 million increase in Discovery Services costs, which includes the Early Discovery acquisition, as well as a $4.9 million increase in Safety Assessment costs, as a result of increased revenues. DSA costs as a percentage of revenue for the three months ended September 27, 2014 were 71.6%, an increase of 0.9%, from 70.7% for the corresponding period in 2013.

Manufacturing costs increased $2.2 million, primarily as a result of higher revenue for each of our Manufacturing businesses. Manufacturing costs as a percentage of revenue for the three months ended September 27, 2014 were 47.4%, a decrease of 2.3%, from 49.7% for the corresponding period in 2013, the result of leverage from higher revenue.

Selling, General and Administrative Expenses (SG&A)

	Three Months Ended
	September 27, 2014	September 28, 2013	$ change	% change
	(in millions, except percentages)
Research models and services	$16.7	$14.8	$1.9	12.8%
Discovery and safety assessment	14.9	11.6	3.3	28.4%
Manufacturing support	12.5	10.4	2.1	20.2%
Unallocated corporate	20.4	18.1	2.3	12.7%
Total selling, general and administrative	$64.5	$54.9	$9.6	17.5%
Selling, general and administrative expenses (SG&A) for the three months ended September 27, 2014 increased $9.6 million, or 17.5%, compared with the corresponding period in 2013. SG&A as a percentage of revenue for the three months ended September 27, 2014 was 19.7%, an increase of 0.9%, from 18.8% for the corresponding period in 2013.
The increase in RMS SG&A of approximately $1.9 million was related to an increase of $0.7 million in compensation, benefits and other employee related expenses; an increase of $0.3 million in charges related to an arbitration award in favor of a large model supplier; an increase of $0.2 million in external consulting and other service expenses; an increase of $0.2 million in stock-based compensation; and an increase of $0.5 million in other expenses. RMS SG&A as a percentage of revenue for the three months ended September 27, 2014 was 13.5%, an increase of 1.6%, from 11.9% for the corresponding period in 2013.
The increase in DSA SG&A of approximately $3.3 million was related to an increase of $1.9 million in compensation, benefits and other employee related expenses; an increase of $0.2 million in stock-based compensation; and an increase of $1.2 million in other expenses; which are primarily due to the Early Discovery acquisition. DSA SG&A as a percentage of revenue for the three months ended September 27, 2014 was 10.6%, an increase of 0.3%, from 10.3% for the corresponding period in 2013.
The increase in Manufacturing SG&A of approximately $2.1 million was related to an increase of $1.0 million in compensation, benefits and other employee related expenses; an increase of $0.3 million in operating expenses including information technology infrastructure and facility expenses; an increase of $0.1 million in stock-based compensation; and an increase of $0.7 million in other expenses. Manufacturing SG&A as a percentage of revenue for the three months ended September 27, 2014 was 19.9%, an increase of 1.1%, from 18.8% for the corresponding period in 2013.
The increase in corporate SG&A of approximately $2.3 million was related to an increase of $1.7 million in stock-based compensation; an increase of $0.8 million in external consulting and other service expenses; an increase of $0.3 million of costs associated with the evaluation and integration of acquisitions; and an increase of $0.7 million in other expenses; partially offset by a reduction of $1.2 million in information technology related expenses.

Amortization of Intangible Assets Amortization of intangibles for the three months ended September 27, 2014 was $7.6 million, an increase of $3.4 million, or 81.0%, from $4.2 million for the three months ended September 28, 2013, primarily as a result of the Early Discovery acquisition.

Operating Income

	Three Months Ended
	September 27, 2014	September 28, 2013	$ Change	% change
	(in millions, except percentages)
Research models and services	$28.1	$23.8	$4.3	18.1%
Discovery and safety assessment	19.3	19.0	0.3	1.6%
Manufacturing support	19.2	16.1	3.1	19.3%
Unallocated corporate	(20.4)	(18.1)	(2.3)	12.7%
Total operating income	$46.2	$40.8	$5.4	13.2%
Operating income for the three months ended September 27, 2014 increased $5.4 million, or 13.2%, compared with the corresponding period in 2013. The operating margin for the three months ended September 27, 2014 was 14.1%, an increase of 0.1%, from 14.0% for the corresponding period in 2013.
RMS operating income increased $4.3 million and the operating margin was 22.6% for the three months ended September 27, 2014, an increase of 3.4%, from 19.2% for the corresponding period in 2013, benefiting from global efficiency initiatives in our North America research models business.
DSA operating income increased $0.3 million and the operating margin was 13.7% for the three months ended September 27, 2014, a decrease of 3.1%, from 16.8% for the corresponding period in 2013. The growth from the Early Discovery acquisition was offset by increased amortization expense related to the acquired intangibles. Additionally, the three months ended September 28, 2013, benefited from several tax-related items, including the effect of a tax law change in the United Kingdom (U.K.) and a real estate tax abatement for our Safety Assessment facility in the U.K.
Manufacturing operating income increased $3.1 million and the operating margin was 30.7% for the three months ended September 27, 2014, an increase of 1.5%, from 29.2% for the corresponding period in 2013, primarily due to growth in our EMD and Biologics businesses.
Corporate expenses increased $2.3 million as a result of an increase of $1.7 million in stock-based compensation; an increase of $0.8 million in external consulting and other service expenses; an increase of $0.3 million of costs associated with the evaluation and integration of acquisitions; and an increase of $0.7 million in other expenses; partially offset by a reduction of $1.2 million in information technology related expenses.

Interest Expense Interest expense for the three months ended September 27, 2014 was $3.0 million, an increase of $0.7 million, or 30.4%, compared to $2.3 million in the three months ended September 28, 2013. The increase was the result of a higher average debt balance outstanding.
Interest Income Interest income, which represents earnings on held cash, cash equivalents, and time deposits, was $0.4 million for the three months ended September 27, 2014, an increase of $0.3 million, or 300.0%, compared to $0.1 million for the three months ended September 28, 2013.
Other Income, Net Other income, net was $0.3 million for the three months ended September 27, 2014, a decrease of $3.8 million, or 92.7%, compared to $4.1 million for the three months ended September 28, 2013. The decrease in other income was driven by our investments in limited partnerships accounted for under the equity method, which decreased approximately $4.3 million, and the impact of foreign exchange and other activity of $1.6 million, partially offset by a non-cash gain of $2.1 million related to assets assumed at our Frederick, Maryland facility following the termination of a customer contract.
Income Taxes Income tax expense for the three months ended September 27, 2014 was $11.6 million, an increase of $0.2 million compared to $11.4 million for the three months ended September 28, 2013. Our effective tax rate was 26.4% for the third quarter of 2014, compared to 26.7% for the third quarter of 2013. The decrease was primarily attributable to a prior year discrete tax cost of $2.0 million related to an ongoing transfer pricing controversy with the Canadian Revenue Agency (CRA) in excess of current year tax costs, associated with tax law changes, including a statutory 25% decrease in the Canadian Scientific Research and Experimental Development (SR&ED) credit and an increase in the limitation of deductibility of interest expense in France.

Nine Months Ended September 27, 2014 Compared to the Nine Months Ended September 28, 2013

Revenue

	Nine Months Ended
	September 27, 2014	September 28, 2013	$ change	% change	Impact of FX
	(in millions, except percentages)
Research models	$256.5	$257.6	$(1.1)	(0.4)%	0.2%
Research model services	133.1	131.3	1.8	1.4%	0.6%
Total research models and services	389.6	388.9	0.7	0.2%	0.3%
Total discovery and safety assessment	388.6	321.9	66.7	20.7%	0.9%
EMD	97.9	83.2	14.7	17.7%	1.4%
Other manufacturing support	92.0	82.3	9.7	11.8%	1.6%
Total manufacturing support	189.9	165.5	24.4	14.7%	1.5%
Total revenue	$968.1	$876.3	$91.8	10.5%	0.7%

Revenue for the nine months ended September 27, 2014 increased $91.8 million, or 10.5%, compared with the corresponding period in 2013. Reported revenue benefited from foreign currency translation by $6.1 million, or 0.7%, when compared to the prior period.
RMS revenue increased by $0.7 million as higher research models services revenue was partially offset by lower research models revenue. The nine months ended September 28, 2013, also includes a $1.5 million revenue adjustment related to inaccurate billings with respect to certain government contracts. See Note 13, "Commitments and contingencies."
DSA revenue increased $66.7 million due to an increase in the Discovery Services business, which includes the Early Discovery acquisition that contributed $46.8 million to revenue growth, and an increase in the Safety Assessment business.
Manufacturing revenue increased $24.4 million, driven by broad-based growth across all businesses.

Cost of Products Sold and Services Provided

	Nine Months Ended
	September 27, 2014	September 28, 2013	$ change	% change
	(in millions, except percentages)
Research models and services	$240.2	$245.3	$(5.1)	(2.1)%
Discovery and safety assessment	283.6	240.8	42.8	17.8%
Manufacturing support	91.6	83.5	8.1	9.7%
Total cost of products sold and services provided	$615.4	$569.6	$45.8	8.0%
Costs for the nine months ended September 27, 2014 increased $45.8 million, or 8.0%, compared with the corresponding period in 2013. Costs as a percentage of revenue for the nine months ended September 27, 2014 were 63.6%, a decrease of 1.4%, from 65.0% for the corresponding period in 2013.
RMS costs decreased $5.1 million, primarily the result of lower asset impairments and accelerated depreciation expense associated with global efficiency initiatives in our North America research models business. RMS costs as a percentage of revenue for the nine months ended September 27, 2014 were 61.7%, a decrease of 1.4%, from 63.1% for the corresponding period in 2013, the result of global efficiency initiatives in our North America research models business.
DSA costs increased $42.8 million due to a $33.5 million increase in Discovery Services costs, which includes the Early Discovery acquisition, and a $9.3 million increase in Safety Assessment costs, as a result of increased revenues. DSA costs as a percentage of revenue for the nine months ended September 27, 2014 were 73.0%, a decrease of 1.8%, from 74.8% for the corresponding period in 2013.

Manufacturing costs increased $8.1 million, primarily as a result of higher revenue for each of our Manufacturing businesses. Manufacturing costs as a percentage of revenue for the nine months ended September 27, 2014 were 48.2%, a decrease of 2.3%, from 50.5% for the corresponding period in 2013 as a result of leverage from higher revenue.
Selling, General and Administrative Expenses

	Nine Months Ended
	September 27, 2014	September 28, 2013	$ change	% change
	(in millions, except percentages)
Research models and services	$49.7	$44.4	$5.3	11.9%
Discovery and safety assessment	43.4	35.2	8.2	23.3%
Manufacturing support	36.1	31.4	4.7	15.0%
Unallocated corporate	67.8	56.0	11.8	21.1%
Total selling, general and administrative	$197.0	$167.0	$30.0	18.0%
SG&A for the nine months ended September 27, 2014 increased $30.0 million, or 18.0%, compared with the corresponding period in 2013. SG&A as a percentage of revenue for the three months ended September 27, 2014 was 20.3%, an increase of 1.2%, from 19.1% for the corresponding period in 2013.
The increase in RMS SG&A of approximately $5.3 million was related to an increase of $1.9 million in compensation, benefits and other employee related expenses; an increase of $1.6 million in charges related to an arbitration award in favor of a large model supplier; an increase of $1.0 million in severance; an increase of $0.5 million in operating expenses including information technology infrastructure and facility expenses; an increase of $0.5 million in stock-based compensation; an increase of $0.4 million in external consulting and other service expenses; and an increase of $0.5 million in other expenses; partially offset by a decrease of $1.1 million in a gain on the sale of facility impacted by a consolidation plan. RMS SG&A as a percentage of revenue for the nine months ended September 27, 2014 was 12.8%, an increase of 1.4%, from 11.4% for the corresponding period in 2013.
The increase in DSA SG&A of approximately $8.2 million was related to an increase of $3.2 million in compensation, benefits and other employee related expenses; an increase of $0.9 million in severance; an increase of $0.6 million in stock-based compensation; and an increase of $3.5 million in other expenses; all of which were primarily due to the Early Discovery acquisition. DSA SG&A as a percentage of revenue for the nine months ended September 27, 2014 was 11.2%, an increase of 0.3%, from 10.9% for the corresponding period in 2013.
The increase in Manufacturing SG&A of approximately $4.7 million was related to an increase of $2.7 million in compensation, benefits and other employee related expenses; an increase of $0.9 million in operating expenses including information technology infrastructure and facility expenses; an increase of $0.3 million in stock-based compensation; and an increase of $0.8 million in other expenses. Manufacturing SG&A as a percentage of revenue for the nine months ended September 27, 2014 was 19.0%, consistent with the corresponding period in 2013.
The increase in corporate SG&A of approximately $11.8 million was related to an increase of $4.8 million in compensation, benefits and other employee related expenses; an increase of $4.3 million of costs associated with the evaluation and integration of acquisitions; an increase of $3.6 million of stock-based compensation; an increase of $2.1 million in external consulting and other service expenses; and an increase of $0.8 million in other expenses; partially offset by a reduction of $3.8 million in information technology related expenses.
Amortization of Intangible Assets Amortization of intangibles for the nine months ended September 27, 2014 was $18.8 million, an increase of $5.9 million, or 45.7%, from $12.9 million for the nine months ended September 28, 2013, as a result of the Early Discovery acquisition.

Operating Income

	Nine Months Ended
	September 27, 2014	September 28, 2013	$ change	% change
	(in millions, except percentages)
Research models and services	$97.7	$97.5	$0.2	0.2%
Discovery and safety assessment	48.9	38.7	10.2	26.4%
Manufacturing support	58.1	46.6	11.5	24.7%
Unallocated corporate	(67.8)	(56.0)	(11.8)	21.1%
Total operating income	$136.9	$126.8	$10.1	8.0%
Operating income for the nine months ended September 27, 2014 increased $10.1 million, or 8.0%, compared with the corresponding period in 2013. The operating margin for the nine months ended September 27, 2014 was 14.1%, a decrease of 0.4%, from 14.5% for the corresponding period in 2013.
RMS operating income increased $0.2 million, primarily the result of reduction in asset impairments and accelerated depreciation expense, partially offset by an arbitration award paid to one of our large animal model suppliers. The operating margin for the nine months ended September 27, 2014 was 25.1%, consistent with the corresponding period in 2013.
DSA operating income increased $10.2 million and the operating margin for the nine months ended September 27, 2014 was 12.6%, an increase of 0.6%, from 12.0% for the corresponding period in 2013, due primarily to leverage from higher sales of safety assessment services.
Manufacturing operating income increased $11.5 million and the operating margin for the nine months ended September 27, 2014 was 30.6%, an increase of 2.5%, from 28.1% for the corresponding period in 2013, primarily due to growth in our EMD and Biologics businesses.
Corporate expenses increased $11.8 million as a result of an increase of $4.8 million in compensation, benefits and other employee related expenses; an increase of $4.3 million of costs associated with the evaluation and integration of acquisitions; an increase of $3.6 million of stock-based compensation; an increase of $2.1 million in external consulting and other service expenses; and an increase of $0.8 million in other expenses; partially offset by a reduction of $3.8 million in information technology related expenses.
Interest Expense Interest expense for the nine months ended September 27, 2014 was $9.2 million, a decrease of $8.9 million, or 49.2%, compared to $18.1 million for the nine months ended September 28, 2013. The decrease was the result of the retirement late in the second quarter of 2013 of our senior convertible debentures, which lowered our effective interest rate.
Interest Income Interest income, which represents earnings on held cash, cash equivalents, and time deposits, was $0.8 million for the nine months ended September 27, 2014, an increase of $0.3 million, or 60.0%, compared to $0.5 million for the nine months ended September 28, 2013.
Other Income, Net Other income, net was $8.9 million for the nine months ended September 27, 2014, an increase of $2.8 million, or 45.9%, compared to $6.1 million for the nine months ended September 28, 2013. The increase in other income was driven by our investments in limited partnerships accounted for under the equity method, which increased approximately $2.5 million, and a non-cash gain of $2.1 million related to assets assumed at our Frederick, Maryland facility following the termination of a customer contract, partially offset by the impact of foreign exchange and other activity of $1.8 million.
Income Taxes Income tax expense for the nine months ended September 27, 2014 was $36.0 million, an increase of $6.7 million compared to $29.3 million for the nine months ended September 28, 2013. Our effective tax rate was 26.2% as of the third quarter of 2014, compared to 25.5% as of the third quarter of 2013. The increase was primarily attributable to current-year tax law changes, including a statutory 25% decrease in the Canadian SR&ED credit and an increase in the limitation of deductibility of interest expense in France. In addition, the effective tax rate for the nine months ended September 27, 2014 reflected a discrete tax cost of $1.4 million related to the nondeductible transaction costs incurred in 2014 for the acquisition of the Early Discovery businesses and a discrete tax cost of $1.2 million related to the write-off of deferred tax assets as a result of the reorganization of the Company's RMS U.K. entities. These increases were partially offset by an ability to offset tax on a capital gain from an investment in a limited partnership with the release of an uncertain tax position of $2.1 million in the nine months ended September 27, 2014. Additionally, the increases incurred in the nine months ended September 27, 2014 were partially offset by a prior-year discrete tax cost of $2.0 million related to an ongoing transfer pricing controversy with the CRA.

Liquidity and Capital Resources
The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in our consolidated statements of cash flows.

	Nine Months Ended
	September 27, 2014	September 28, 2013
	(in millions)
Cash flows provided by operating activities	$152.3	$146.6
Cash flows used in investing activities	$(217.2)	$(54.3)
Cash flows provided by (used in) financing activities	$44.3	$(68.3)
Our principal sources of liquidity have been our cash flow from operations, supplemented by long-term borrowings. On May 29, 2013, we amended and restated our previous credit agreement and entered into a $970.0 million agreement (the $970M Credit Facility). The $970M Credit Facility has a maturity date of May 2018 and provides for a $420.0 million United States (U.S.) term loan and a $550.0 million multi-currency revolving credit facility. The revolving credit facility may be drawn in U.S. Dollars, Euros, Pound Sterling, or Japanese Yen, subject to sub-limits by currency. Under specified circumstances, we have the ability to expand the term loan and/or revolving credit facility by up to $350.0 million. The U.S. term loan matures in 20 quarterly installments through May 2018. The revolving credit facility matures in May 2018 and requires no scheduled payment before this date. The interest rates on the $970M Credit Facility are variable and are based on an applicable published rate plus a spread determined by our leverage ratio.
Amounts outstanding under the $970M Credit Facility were as follows as of September 27, 2014:

	September 27, 2014	December 28, 2013
	(in millions)
Term loans	$388.5	$409.5
Revolving credit facility	380.9	253.3
Total	$769.4	$662.8
In accordance with our policy, the undistributed earnings of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of the third quarter of 2014 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.
The following table presents our cash and cash equivalents and time deposits held in the U.S. and by foreign subsidiaries:

	September 27, 2014	December 28, 2013
	(in millions)
Cash and cash equivalents
Held in the U.S.	$1.9	$8.0
Held by non-U.S. subsidiaries	128.8	147.9
Total cash and cash equivalents	$130.7	$155.9
Time deposits held by non-U.S. subsidiaries	14.6	11.2
Total cash and cash equivalents and time deposits	$145.3	$167.1

The following table presents our net cash provided by operating activities:

	Nine Months Ended
	September 27, 2014	September 28, 2013
	(in millions)
Income from continuing operations	$101.4	$85.9
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities	87.1	100.9
Changes in assets and liabilities	(36.2)	(40.2)
Net cash provided by operating activities	$152.3	$146.6
Net cash provided by operating activities for the nine months ended September 27, 2014 and September 28, 2013 was $152.3 million and $146.6 million, respectively. The increase in cash provided by operations was primarily the result of our operating results with the net effect of changes in assets and liabilities and adjustments to net income. Our days sales outstanding, which includes deferred revenue as an offset to accounts receivable in the calculation, was 59 days as of September 27, 2014, compared to 56 days as of December 28, 2013 and 54 days as of September 28, 2013.
The following table presents our net cash used in investing activities:

	Nine Months Ended
	September 27, 2014	September 28, 2013
	(in millions)
Acquisition of businesses and assets, net of cash acquired	$(183.2)	$(24.2)
Capital expenditures	(29.9)	(25.3)
Investments, net	(2.2)	(4.9)
Other, net	(1.9)	0.1
Net cash used in investing activities	$(217.2)	$(54.3)
Net cash used in investing activities for the nine months ended September 27, 2014 and September 28, 2013 was $217.2 million and $54.3 million, respectively. The primary use of cash was our acquisition of Early Discovery for approximately $183.1 million, net of cash acquired. Capital expenditures for the nine months ended September 27, 2014 were $29.9 million, of which $11.5 million was related to our RMS segment, $11.3 million to our DSA segment, $5.4 million to our Manufacturing segment and $1.7 million to corporate operations. Capital expenditures for the nine months ended September 28, 2013, were $25.3 million, of which $10.4 million was related to our RMS segment, $7.3 million to our DSA segment and $7.6 million to our Manufacturing segment.

The following table presents our net cash provided by (used in) financing activities:

	Nine Months Ended
	September 27, 2014	September 28, 2013
	(in millions)
Proceeds from long-term debt and revolving credit agreement	$247.9	$467.8
Proceeds from exercises of stock options	46.7	59.0
Payments on long-term debt, capital lease obligation and revolving credit agreement	(132.4)	(502.2)
Purchase of treasury stock	(122.0)	(91.7)
Other, net	4.1	(1.2)
Net cash provided by (used in) financing activities	$44.3	$(68.3)
Net cash provided by financing activities for the nine months ended September 27, 2014 was $44.3 million compared to net cash used for the nine months ended September 28, 2013 of $68.3 million. For the nine months ended September 27, 2014, cash provided by financing activities reflected net borrowings of $115.5 million and proceeds from exercises of employee stock options of $46.7 million, partially offset by treasury stock purchases of $122.0 million made in reliance on Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934 pursuant to our authorized stock repurchase program. For the nine months ended September 28, 2013, cash used in financing activities reflected net debt repayments of $34.4 million and treasury stock purchases of $91.7 million, partially offset by proceeds from exercises of employee stock options of $59.0 million.
At September 27, 2014, we had $28.5 million remaining on the authorized stock repurchase program.
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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. Other than ASU 2013-11 discussed in Note 10, "Income Taxes," we did not adopt any new accounting pronouncements during the nine months ended September 27, 2014 that had a material effect on our condensed consolidated financial statements included in this report.

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
Our potential additional interest expense over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would be approximately $9.4 million on a pre-tax basis.
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
During the third quarter of 2014, we utilized foreign exchange contracts, principally to hedge the impact of currency fluctuations on client transactions and certain balance sheet items. No foreign currency contracts were open at quarter end.

Item 4.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as of September 27, 2014. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may, from time to time, make changes aimed at enhancing their effectiveness to ensure that our systems evolve with our business.

(b)	Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 27, 2014 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the quarter ended September 27, 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
June 29, 2014 to July 26, 2014	285,109	$53.46	285,000	$33,582
July 27, 2014 to August 23, 2014	95,300	$53.80	95,300	$28,455
August 24, 2014 to September 27, 2014	90	$59.10	—	$28,455
Total:	380,499		380,300
On July 29, 2010, our Board of Directors authorized a $500.0 million stock repurchase program. Our Board of Directors subsequently approved increases to the stock repurchase program of $250.0 million in 2010, and of $250.0 million in 2013 for an aggregate authorization of $1.0 billion. During the third quarter of 2014, we repurchased 380,300 shares of common stock for $20.4 million under our Rule 10b5-1 Purchase Plan and in open market trading.
At September 27, 2014, we had $28.5 million remaining on the authorized stock repurchase program.

Item 6.    Exhibits
(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed herewith.
31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed herewith.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act. Filed herewith.

101
The following materials from the Form 10-Q for the period ended September 27, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income , (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) related notes to these Unaudited Condensed Consolidated Interim Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

October 30, 2014	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

October 30, 2014	/s/ THOMAS F. ACKERMAN
Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer