Form 10-K
period 2014-12-27
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2015-02-17
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On June 28, 2014, the aggregate market value of the Registrant's voting common stock held by non-affiliates of the Registrant was $2,472,525,191. As of January 30, 2015, there were 47,326,257 shares of the Registrant's common stock outstanding, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for its 2015 Annual Meeting of Shareholders scheduled to be held on May 5, 2015, which will be filed with the Securities and Exchange Commission not later than 120 days after December 27, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2013 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business

General
This Annual Report on Form 10-K contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on our current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: goodwill and asset impairments still under review; future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with venture capital limited partnerships and leading pharmaceutical companies and opportunities for future similar arrangements; our cost structure; the impact of acquisitions (including Argenta and BioFocus, VivoPath and ChanTest); our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure) including gains and losses attributable to businesses we plan to close, consolidate or divest; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our liquidity. In addition, these statements include the impact of economic and market conditions on our clients; the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis and our ability to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K under the sections entitled “Our Strategy,” “Risks Related to Our Business and Industry,” "Management's Discussion and Analysis of Financial Condition and Results of Operations” and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.
Corporate History
We began operating in 1947 and since then, we have undergone several changes to our business structure. Charles River Laboratories International, Inc. was incorporated in 1994 and in 2000 we completed our initial public offering. Our stock is traded on the New York Stock Exchange under the symbol “CRL” and is included in the Standard & Poor's MidCap 400 and Composite 1500 indices, the Dow Jones US Biotechnology Index, the NYSE Arca Biotechnology Index, the NYSE Composite and Healthcare Sector indices, and many of the Russell indices, among others. We are headquartered in Wilmington, Massachusetts. Our headquarters mailing address is 251 Ballardvale Street, Wilmington, MA, 01887, and the telephone number at that location is (781) 222-6000. Our Internet site is www.criver.com. Material contained on our Internet site is not incorporated by reference into this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Charles River,” “we,” “us” or “our” refer to Charles River Laboratories International, Inc. and its subsidiaries.
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

Overview
We are a full service, early-stage contract research organization. We have built upon our core competency of laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of discovery and safety assessment services, both Good Laboratory Practice (GLP) and non-GLP, that are able to support our clients from target identification through preclinical development. We also provide a suite of products and services to support our clients’ manufacturing activities. Utilizing our broad portfolio of products and services enables our clients to create a more flexible drug development model, which reduces their costs, enhances their productivity and effectiveness and increases speed to market.
Discovery represents the earliest stages of research in the life sciences, directed at the identification, screening and selection of a lead molecule for future drug development. Discovery activities typically extend anywhere from 4-6 years in conventional pharmaceutical research and development timelines.
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
The development of new drugs requires the steadily increasing investment of time and money. Various studies and reports estimate that it takes between 10-15 years, up to $2.0 billion, and exploration of more than 10,000 drug compounds to produce a single FDA-approved drug. We are positioned to leverage our leading portfolio in early-stage drug research in an efficient and cost-effective way to aid our clients in bringing their drugs to market faster. Our clients reduce their costs, increase their speed and improve their productivity and effectiveness in early-stage discovery and development by using our broad portfolio of products and services.
For nearly 70 years, we have been in the business of providing the research models required in research and development of new drugs, devices and therapies. Over this time, we have built upon our core competency of in vivo biology to develop a diverse and expanding portfolio of products and services, which now encompasses the broader early-stage drug research process. Our client base includes global pharmaceutical companies, biotechnology companies, government agencies and leading hospitals and academic institutions around the world. We currently operate approximately 60 facilities in 17 countries worldwide, which numbers exclude our Insourcing Solutions (IS) sites. Our products and services, supported by our global infrastructure and deep scientific expertise, enable our clients to meet many of the challenges of early-stage life sciences research. In 2014, our total revenue from continuing operations was $1.3 billion and our operating income from continuing operations was $177.7 million.
We have three reporting segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Support (Manufacturing).
Through our RMS segment, we have been supplying research models to the drug development industry since 1947. With over 150 different strains, we continue to maintain our position as the global leader in the production and sale of the most widely used rodent research model strains, principally genetically and microbiologically defined purpose-bred rats and mice. We also provide a variety of related services that are designed to assist our clients in supporting the use of research models in drug discovery and development. With multiple facilities located on three continents (North America, Europe and Asia), we maintain production centers, including barrier rooms and/or isolator facilities. In 2014, RMS accounted for 39.1% of our total revenue from continuing operations and approximately 3,100 of our employees, including approximately 70 science professionals with advanced degrees.
Our DSA business segment provides services that enable our clients to outsource their drug discovery research, their critical, regulatory-required safety assessment testing and related drug discovery and development activities to us. The demand for these services has historically been driven by the needs of large global pharmaceutical companies that exceeded their internal capacity and by the needs of biotechnology companies who traditionally outsourced all of their discovery and development programs. Global pharmaceutical and biotechnology companies choose to outsource their discovery and development activities because outsourcing reduces or eliminates the significant investment in personnel, facilities and other capital resources necessary to efficiently and effectively conduct required scientific studies.
We are one of the two largest providers of drug discovery and preclinical development services worldwide and offer target discovery to Investigational New Drug submission drug discovery with particular expertise in the design, execution and reporting of safety assessment studies. We currently provide discovery and safety assessment services at multiple facilities located in the United States, Canada, Europe and Japan. Our DSA segment represented 41.5% of our total revenue from continuing operations in 2014 and employed approximately 3,400 of our employees including approximately 590 science professionals with advanced degrees.
Through our Manufacturing segment, we help ensure the safe production and release of products manufactured by our clients. Our Endotoxin and Microbial Detection business provides non-animal, or in vitro, methods for lot release testing of medical devices and injectable drugs for endotoxin contamination. Our Avian Vaccine Services business provides specific pathogen free (SPF) fertile chicken eggs and chickens for the manufacture of live viruses. Our Biologics Testing Services business provides specialized testing of biologics and devices frequently outsourced by global pharmaceutical and biotechnology companies.
In 2014, Manufacturing accounted for 19.4% of our total revenue from continuing operations and approximately 1,100 of our employees, including approximately 50 science professionals with advanced degrees.
In recent years, we have focused our efforts on unifying our businesses and improving the efficiency of our global operations to enhance our ability to support our key clients. Our key pharmaceutical and biotechnology clients are increasingly seeking full service, “one-stop” global partners to whom they can outsource more of their drug discovery and development efforts. It is estimated that the market for regulated safety assessment services is approximately 45% to 50% outsourced, while emerging growth areas such as in vivo discovery and certain research model services are currently believed to be less outsourced.
Research Models and Services (RMS). Our RMS segment is comprised of (1) Research Models and (2) Research Model Services.
Research Models. Our Research Models business is comprised of the production and sale of research models.
Research Models. A significant portion of this business is comprised of the commercial production and sale of research models, principally purpose-bred rats and mice for use by researchers. We provide our rodent models to numerous clients around the world, including most pharmaceutical companies, a broad range of biotechnology companies and many government agencies, leading hospitals and academic institutions. We have a global footprint with production facilities strategically located in 8 countries, in close proximity to our clients. Our research models include standard stocks and strains and disease models such as those with compromised immune systems, which are in demand as early-stage research tools. The United States Food and Drug Administration (FDA) and foreign regulatory bodies typically require that the safety and efficacy of new drug candidates be tested on research models like ours prior to testing in humans. As a result, our research models are an essential part of the drug discovery and development process.
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
Research Model Services. RMS also offers a variety of services designed to support our clients' use of research models in screening drug candidates. These services capitalize on the technologies and relationships developed through our research model business, and address the need among pharmaceutical and biotechnology companies to outsource the non-core aspects of their drug discovery activities. These services include those which are related to the maintenance and monitoring of research models, and managing research operations for government entities, academic organizations and commercial clients. We currently have three service offerings in research models services: Genetically Engineered Models and Services, Insourcing Solutions and Research Animal Diagnostic Services.
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
Insourcing Solutions (IS). We manage research operations (including recruitment, training, staffing and management services) for government entities, academic organizations and commercial clients. Research institutions prefer to outsource staffing and management while retaining certain elements of their research in-house thus driving demand for our services. We believe that our expertise in early-stage drug research, and in particular research model care, scientific and technical support, facility operations, and discovery and development services, enhances the productivity and quality of our clients' research programs.
Research Animal Diagnostic Services (RADS). We monitor and analyze the health profiles of the research models and cell lines of our clients. We developed this capability internally by building upon the scientific foundation created by the diagnostic needs of our research model business. We are able to serve as our clients' sole-source testing laboratory, or as an alternative source supporting our clients’ internal laboratory capabilities. We believe we are the reference laboratory of choice for health testing of laboratory research models and an industry leader in the field of animal diagnostics. We also offer non-GLP biomarker assay platforms and services to support early-stage discovery studies. Across these platforms, we can provide both standard as well as customized biomarker testing, including serum and urine chemistries.
Discovery and Safety Assessment (DSA)
We currently offer discovery and safety assessment services, both regulated and non-regulated, in which we include both in vivo and in vitro studies, supporting laboratory services, and strategic preclinical consulting and program management to support product development.
Discovery Services.   We offer a full spectrum of discovery services from identification of a druggable target within a cell through delivery of clinical drug candidates. In 2014, we integrated our Early Discovery and In Vivo Discovery businesses into a single business line - Discovery Services - as part of our continued efforts to streamline and enhance the support we can provide for clients’ integrated drug discovery programs. One seamless discovery organization allows us to better engage with clients at the earliest stages of drug discovery and support complex scientific needs. We support a variety of therapeutic areas including oncology, CNS, bone and musculoskeletal, inflammation, metabolic diseases, respiratory, cardiovascular, gastrointestinal, genito-urinary and ophthalmology.  As we look forward, we believe there are emerging opportunities to assist our clients in a variety of drug discovery applications and platforms from target discovery to candidate selection.
Early Discovery. We are a global leader in integrated drug discovery services, with a predominant focus on in vitro capabilities. We provide a full suite of drug discovery services from target discovery through the delivery of clinical candidates to a broad range of pharmaceutical and biotechnology companies and non-profit organizations. This allows us to support our clients at the earliest stages of their research, and to stay with them through the entire early-stage process. Primarily through our acquisition of Argenta and BioFocus in April 2014, our Early Discovery service capabilities include: target discovery and validation, hit identification, medicinal chemistry and ADME. Furthermore, our October 2014 acquisition of ChanTest, a leading provider of ion channel testing services, has further enhanced our ability to support our clients’ drug discovery efforts.
In Vivo Discovery Services. In Vivo Discovery Services represents the earliest in vivo stages of research in the life sciences, directed at the identification, screening and selection of a lead compound for future drug development. In vivo activities typically extend anywhere from 4-6 years in conventional pharmaceutical research and development timelines. We offer research and development expertise, capabilities, and services globally to accelerate our clients' drug discovery pipelines from lead generation to candidate selection and on occasion, completing in vivo studies in support of clinical efforts or post-marketing work.  We complement clients' capabilities and expertise to improve their decision-making, increase their flexibility, and reduce their internal costs and product development timelines. In addition, we provide in vitro and in vivo assays in support of lead optimization to candidate selection activities.  Examples of this include early pharmacokinetic and pharmacodynamic studies and in vitro and in vivo assays to assess mechanism, bioavailability, metabolism, efficacy, and safety pharmacology.

Safety Assessment. We offer a full range of discovery and safety assessment studies required for regulatory submission on a global basis.
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
Toxicology. Toxicology is one of our nonclinical competencies and a competitive strength. We have expertise in the design and execution of development programs in support of both chemically-derived (small molecule) and biotechnology-derived (large molecule) pharmaceuticals. Once a lead molecule is selected, toxicology studies are required to support clinical trials in humans and new drug registrations. These toxicology studies focus on assessing the safety of the molecule to determine if administration of the molecules to humans might cause any unintended harmful effects. These studies are typically performed in research models to identify any potential adverse effects that a compound has on an organism over a variety of doses and over various time periods. Our toxicology services feature:

•
all the standard studies in support of general toxicology(acute, sub-acute and chronic studies), genetic toxicology, safety pharmacology and carcinogenicity bioassays that are required for regulatory submissions supporting “first-in-human” to “first-to-the-market” strategies;

•
expertise in standard and specialty routes of administration (e.g., infusion, intravitreal, intrathecal, and inhalation) that are important not only for the testing of potential pharmaceuticals and biopharmaceuticals, but also for the safety testing of medical devices, industrial chemicals, food additives, agrochemicals, biocides, nutraceuticals, animal health products and other materials;

•	expertise in the conduct and assessment of reproductive and developmental toxicology studies (in support of larger scale and later-stage human clinical trials);

•	services in important specialty areas such as ocular, bone, juvenile/neonatal, immune-toxicology, photobiology and dermal testing;

•	expertise in all major therapeutic areas;

•	study design and strategic advice to our clients based on our wealth of experience and scientific expertise in support of drug development; and

•
a strong history of assisting our clients in achieving their regulatory and/or internal milestones for the safety testing of numerous therapy types including stem cells, vaccines, proteins, antibodies, drug conjugates, oligonucleotide biotherapeutics, small molecules and medical devices.

Our discovery and safety assessment facilities comply with Good Laboratory Practices (GLPs) to the extent required by the FDA as well as other international regulatory bodies. Furthermore, our early-stage discovery work, which is not subject to GLP standards, is typically carried out under a quality management system such as ISO 9100. Our facilities are regularly inspected by U.S. and other regulatory compliance monitoring authorities, our clients' quality assurance departments and our own internal quality assessment program.

Pathology Services. The ability to identify and characterize clinical and anatomic pathologic changes is critical in determining the safety and efficacy of potential new therapeutics. Key “go/no-go” decisions regarding continued product development are typically dependent on the identification, characterization and evaluation of fluid, tissue and cellular changes that our experts identify and interpret for our clients. We employ a large number of highly trained veterinary anatomic and clinical pathologists and other scientists who use state-of-the-art techniques to identify potential test article-related changes within tissues, fluids and cells. In addition to all standard anatomic and clinical pathology techniques, we provide specialized evaluations such as cytology, platelet function, assay development, immunohistochemistry in situ hybridization and electron microscopy services.
Manufacturing Support (Manufacturing)
Endotoxin and Microbial Detection (EMD). Our EMD business provides non-animal, or in vitro, methods for lot release testing of medical devices and injectable drugs for endotoxin contamination. Our Accugenix subsidiary provides state-of-the-art microbial identification and genetic sequencing services for manufacturing in the biopharmaceutical, medical device, nutraceutical and consumer care industries.
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
The growth in our EMD business is driven by our FDA approved line of next-generation endotoxin testing products, which are based on the Endosafe Portable Testing System (Endosafe®-PTS™) technology that allows rapid endotoxin testing in the central laboratory or manufacturing environment. In recent years, we expanded the PTS product portfolio to include a multiple sample testing system known as the Endosafe®-MCS™ (multi cartridge system) to satisfy the demand of our clients who require higher sample throughput. We anticipate our clients' demand for rapid methods of testing will increase as they respond to the FDA's Process Analytical Technology (PAT) Initiative as well as move to faster, simpler testing methods for their technicians. In 2013, we launched the first fully automated robotic system developed specifically for high-volume endotoxin testing, Endosafe®-Nexus™ and in 2014 we introduced a rapid bacterial contamination (bioburden) product. We expect to see expanded use of this rapid endotoxin testing technology in non-traditional areas such as renal dialysis, nuclear and compounding pharmacies, and cellular therapy.
Our Accugenix subsidiary is the premier global provider of cGMP- compliant contract microbial identification and genetic sequencing testing. Accugenix is an acknowledged industry leader in species-level identification and strain typing of bacteria and fungi that are recovered from manufacturing facilities. Utilizing state-of-the-art and proprietary in vitro technologies, coupled with scientific expertise and analysis, Accugenix excels in providing accurate, timely and cost-effective microbial identification services required to meet internal quality standards and government regulations.
Biologics Testing Solutions. We perform specialized testing of biologics and devices frequently outsourced by global pharmaceutical and biotechnology companies. Our laboratories in the United States, Germany, Scotland and Ireland provide timely and compliant molecular biology, virology, bioanalysis, immunochemistry, microbiology and related services. We confirm that biological processes and the drug candidates produced are consistent, correctly defined, stable and essentially contaminant free. This testing is required by the FDA and other international regulatory authorities for our clients to obtain new drug approvals, to maintain government licensed manufacturing facilities and to release approved therapeutic products for patient treatment.
Our manufacturing services group grows and stores well-characterized early-stage client cell lines for later development or manufacture of therapeutic proteins and vaccines for clinical trials. We further design and provide viral clearance projects for Phase I, II and III studies in our German and US facilities.
Avian Vaccine Services. We are the global leader for the supply of SPF fertile chicken eggs and chickens. SPF chicken embryos are used by animal health companies as self-contained “bioreactors” for the manufacture of live viruses. These viruses are used as a raw material primarily in poultry as well as human and veterinary vaccine applications. The production of SPF eggs is performed under biosecure conditions, similar in many ways to our research model production. We have a worldwide presence, with several SPF egg production facilities in the United States, contracted production capabilities in Hungary, and franchise operations in India. We also operate a specialized avian laboratory in the United States, which provides in-house quality control testing of the SPF flocks, offers testing services to vaccine companies and commercial poultry operations, and manufactures poultry diagnostics and bulk antigens for poultry vaccines.
Our Strategy
Our objective is to be the preferred strategic global partner for our clients. We drive our growth by providing our clients superior, flexible and tailored solutions to help them accelerate and enhance the efficiency of their drug research and development efforts. Our strategy is to deliver a comprehensive and integrated portfolio of drug discovery and early-stage development products, services, and solutions to support our clients' goal to maintain the flexible infrastructure that they require to bring new and improved therapies to market faster and more cost effectively. In addition, we believe we can improve and augment drug discovery and development effectiveness by coordinating the dialog between large pharmaceutical, biotechnology, academic and non-governmental organizations and venture capitalists. As these groups increasingly rely and interact with one another in this field, we assist them in working together by developing deeper strategic relationships with each of these constituencies.
We believe we have certain competitive advantages in executing this strategy, as a result of our continuing focus on the following:
Integrated Early-Stage Portfolio. We are the only large, global contract research organization (CRO) with a portfolio of products, services, and solutions that focuses almost exclusively on drug discovery and early-stage development. We provide research models and associated services, discovery research studies and services, and comprehensive safety assessment and toxicology studies in both regulated and non-regulated environments. As such, we are able to collaborate with clients from target discovery through candidate selection. When critical decisions are made regarding which therapies will progress from discovery to development, we continue to work alongside them as the drug candidates move downstream. Our recognized expertise in early-stage drug research and pharmacology provides us with a competitive advantage. We understand our clients' therapies, and the challenges they face during the discovery and development process, including mechanism of action, efficacy, drug metabolism, safety assessment and toxicological testing critical for making “go/no-go” decisions.
Deep Scientific Expertise. We provide a breadth and depth of scientific expertise which may be too costly for our clients to build and/or maintain in-house. We provide essential capabilities that our clients demand but are not perceived as strategic differentiators for their businesses. These include biomarkers, biologics, pharmacology, immunology, pathology and other specialty areas that have high infrastructure costs or are cost-prohibitive for clients to maintain in-house. We continue to increase our portfolio in key therapeutic and pharmacology areas to align with our clients' internal drug discovery and development areas of focus. These areas of focus and expertise include oncology, metabolism and obesity, immunology, respiratory, bone and musculoskeletal, diabetes, cardiovascular, infectious disease, central nervous system, synthetic and medicinal chemistry, library design, cell line development, in vitro and in vivo screening, structural biology, process chemistry, scale up and formulation development.
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
Flexible and Customized Environment to Provide the Right Solutions. Each of our clients is different with unique needs and specific requirements. We understand the importance of flexibility and we can deliver customized solutions based upon the breadth and depth of our capabilities, expertise and services. We help clients improve their workload and staffing requirements by drawing upon the higher utilization and streamlined efficiencies of our facilities. This allows our clients to reduce internal capacity and/or staff. We leverage the expertise embedded in our integrated early-stage portfolio to provide customized solutions tailored to fit the specific need or therapeutic area for a particular client. We provide enhanced value to clients who use us as a full-service integrated partner over a longer period of time.
Large, Global Partner. We believe there is a particular advantage in being a full service, high-quality provider of research models and associated services, discovery and preclinical in vivo and in vitro services and manufacturing support on a global scale. Many of our clients, especially large biopharmaceutical companies, have decided to limit the number of suppliers with which they work. Their preference is to partner with large Tier 1 CROs like Charles River, who can offer clients access to greater value through economics of scale and scope as a result of broader portfolios and experience in project management. This includes extensive scientific, technical and therapeutic area expertise, real-time access to data through secure portals, a global footprint, and streamlined and simplified processes and communications including professional project and relationship management. We are focused on leveraging our competitive advantages to ensure we are recognized as the premier preferred provider by building and expanding broader and deeper long-term strategic relationships with our clients.
Global biopharmaceutical companies are continuing to make the decision to outsource more significant tranches of their drug discovery and development processes. For example, over the past few years we have entered into strategic relationships with leading global pharmaceutical companies and we have expanded existing preferred provider agreements with other leading global pharmaceutical companies. For some of these partners, we provide a broad suite of our research models and discovery and safety assessment services and for others we provide a customized and select array of discovery and safety assessment services and /or research models. Utilizing our capabilities enables our clients to create a flexible research platform to deliver innovative health solutions.
We believe it is critical to participate in that process now, because these relationships are likely to extend for lengthy periods of time, from three to five years. Furthermore, both the client and the CRO invest heavily in the initial phases of the relationship to successfully transfer work streams and establish governance processes. Given this investment, clients are less likely to change CROs at the conclusion of the initial relationship. Our goal is to prevail in the majority of these opportunities. To do this, we are positioning ourselves as the preferred partner for outsourced drug discovery and early-stage development products and services.
We developed this strategy and focus in recognition of our clients' needs. Biopharmaceutical companies continue to face increasing pressure to innovate and to better manage their pipelines. Accordingly, our clients have reduced their infrastructure while simultaneously they search for improved ways to identify and develop innovative new therapies. Clients are reducing historical fixed costs in favor of a more flexible business model, with an aim to accelerate their discovery and development activities. As a consequence, our pharmaceutical and biotechnology clients have been looking to outsource these services to high quality, full-service providers like us. Our business prospects are driven primarily by this trend towards the virtualization and externalization of our clients through partnering and outsourcing. Client spending is not just influenced by the levels of research and development at these pharmaceutical and biotechnology companies, but also by spending of all the sponsors including federal and state governments and non-profit organizations. By providing clients with an outsourced suite of robust services from drug discovery to post-IND, we allow them to concentrate their internal expertise and resources on areas that provide true differentiation and advance their pipelines. This creates opportunities for us to help optimize our clients' pipelines and be a true partner in accelerating their drug discovery and development efforts.
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

•	rationalization of drug pipelines to focus on a smaller number of programs and high-potential therapeutic areas;

•	changes to government healthcare policies and funding;

•	a stronger emphasis on delivering later-stage programs to accelerate drugs in clinical trials to market;

•	increased pharmaceutical merger activity and the associated integration issues;

•	fluctuations in the biotech funding environment; and

•	the uncertain and volatile global economy.

As a result, there have been fundamental changes in our clients' research and development needs, particularly with regard to the large pharmaceutical industry. First, these clients are increasingly emphasizing studies that have greater translation to the clinic so that they can make appropriate decisions regarding the progression of potential therapeutic entities earlier in the development process. This has reduced the number of molecules moving into preclinical and clinical development and results in fewer molecules undergoing regulated safety assessment. The result is a greater focus on discovery services, including in vivo pharmacology studies consisting of efficacy and non-GLP DMPK (drug metabolism and pharmacokinetics) studies. Second, these clients are choosing to outsource additional discovery and safety assessment services in order to increase the efficiency and effectiveness of their drug selection processes.

We believe that this changing environment will provide enhanced outsourcing opportunities for us in the future. We remain optimistic that our clients are increasingly receptive to partnering with CROs as a means of meeting their discovery and safety assessment needs. With the stabilization of factors addressed above, as well as the successful launch of new therapies and the need to advance early-stage pipelines, we believe outsourcing by the pharmaceutical industry will continue to be a positive driver.
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
To address the challenging market conditions that have persisted, over the last few years we have taken significant steps to better support our clients, identify new strategies to enhance client satisfaction, improve operational efficiency and productivity, drive cost savings and generally strengthen our business model:

•
We integrated our businesses by unifying them globally and streamlined our worldwide facility infrastructure. We did this to strengthen the linkage between the businesses, which enables us to offer clients more seamless access to our broad portfolio and scientific expertise.

•
We aligned our sales force to enhance our ability to support our clients and to focus on three particular client segments: global biopharmaceutical companies, mid-tier biopharmaceutical companies, and academic/government institutions.

•
We aligned our DSA business along functional lines to continue the process of standardizing and harmonizing our procedures. This has enabled clients to place work with us at multiple locations with the knowledge that procedures are consistently performed and data delivered in standard formats.

•
We announced a number of organizational changes in 2013 designed to continue to improve our operating efficiency across our global portfolio and to enhance our ability to meet the needs of our clients, which resulted in operational enhancements and efficiencies for 2014 and beyond.

•
We created a project management office (PMO) to help identify and manage initiatives that contribute to our organization’s productivity, efficiency and risk management. This group participates globally across all businesses to support maximizing revenues, minimizing costs and reducing risks. PMO projects are prioritized through regular updates to both our Executive Committee and Board of Directors.

•	We are consolidating our procurement function through increased centralization and regionalization, reductions in the number of suppliers and increased use of automated procurement processes.

We maintain an intense focus on initiatives designed to allow us to drive profitable growth and maximize value for shareholders, and better positioned ourselves to operate successfully in the current and future business environment. As a result, we believe that we are well positioned to exploit both existing and new outsourcing opportunities. As clients, particularly larger pharmaceutical companies, increase their outsourcing, we believe that our broad portfolio and global footprint allows us to provide a more flexible, efficient and cost-effective alternative for them. We are able to build and maintain expertise and achieve economies of scale that are difficult for our clients to match within their internal infrastructures because these products and services are the core of our business.

We intend to continue to broaden the scope of the products and services we provide across the drug discovery and early-stage development continuum primarily through internal development, and, as needed, through focused acquisitions and alliances. Acquisitions are an integral part of our growth strategy, but we are committed to a disciplined approach that seeks to target businesses that are a sound strategic fit and that offer the prospect of enhancing shareholder value, typically including the achievement of a hurdle rate on return on invested capital above our weighted cost of capital. For example, in 2014 we made two significant strategic acquisitions. First, in March 2014, we acquired Argenta and BioFocus, global leaders in integrated drug discovery services located in the United Kingdom and the Netherlands, with a predominant focus on in vitro capabilities. Second, in October 2014, we acquired ChanTest, a premier provider in ion channel testing.
Our acquisition strategy also takes into account geographic as well as strategic expansion of existing core services. For example, in 2013, we acquired 75% ownership of Vital River, the premier commercial provider of research models and related services in China. As a result of this acquisition, we now provide more of our high-quality research models and associated services to emerging Asian markets for drug discovery and development. Our strategy also includes strengthening the depth and expanding the breadth of our core capabilities and services in a related or adjacent business, such as the VivoPath and BRASS acquisitions in 2013 and the Accugenix acquisition in 2012.
We are also partnering with a number of venture capital firms investing in life sciences, health care and technology companies with an emphasis on early-stage emerging growth companies.  Through these partnerships and leveraging our core competencies, we are able to promote contract research services for discovery and safety assessment to these companies.  This offers us the opportunity to establish ourselves as a provider of choice for a unique client group which has emerged as biopharmaceutical companies rationalize and prioritize their development pipelines.
Customers
We maintain a three-pronged sales organization with a focus on:

•	global biopharmaceutical companies;

•	small and mid-sized pharmaceutical companies and biotechnology companies; and

•	academic and government institutions.

Our clients continue to consist primarily of all of the major pharmaceutical companies, many biotechnology companies, contract research organizations, agricultural and chemical companies, life science companies, veterinary medicine companies, contract manufacturing organizations, medical device companies, diagnostic and other commercial entities, as well as leading hospitals, academic institutions, and government agencies. We have stable, long-term relationships with many of our clients. During 2014, no single commercial client accounted for more than 5% of our total revenue.

We continue to pursue a goal of expanding our relationships with our large biopharmaceutical clients, and with many of our larger mid-tier clients. These relationships take different forms, from preferred provider arrangements to strategic partnerships. These structured relationships incentivize clients to purchase more products and services across our early-stage portfolio, and in total, the strategic relationships in which we are now engaged represent more than 25% of our total revenues. This provides us with better visibility than in the past, and because of the strength of these relationships, better insight into our clients' planning processes. For information regarding revenue and long-lived assets attributable to each of our business segments for the last three fiscal years, please see Note 13 included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. For information regarding revenue and long-lived assets attributable to operations in the United States, Europe, Canada, Japan and other countries for each of the last three fiscal years, please review Note 13 included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.
Sales, Marketing and Customer Support
We have designated dedicated sales people for each of our three client segments (i.e. global biopharmaceutical, small and mid-sized pharmaceutical and biotechnology companies, and academic and government institutions). This enhances our ability to meet client needs by offering customized, tailored solutions across our entire portfolio. In addition, our mid-market pharmaceutical and biotechnology clients benefit by additional support from a combination of account managers with broad portfolio knowledge and specialists with specific scientific expertise. This allows us to provide comprehensive coverage of all of the market segments among our diverse client population. We also apply the use of dedicated sales specialists for certain technical product lines, such as in our Manufacturing Support business.
We sell our products and services principally through our direct sales force and account management teams who work in North America, Europe and the Asia-Pacific countries. In addition to interactions with our direct sales force, our primary promotional activities include organizing scientific symposia, publishing scientific papers and newsletters, webinars and making presentations at, and participating in, scientific conferences and trade shows in North America, Europe and Asia. We supplement these scientifically based marketing activities with internet-based marketing, advertising and direct mail. In certain areas, our direct sales force is supplemented by international distributors and agents.
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
Our marketing efforts are focused on stimulating demand for further outsourcing across our entire portfolio. We believe that our ability to provide solutions that address all aspects of early-stage drug research are increasingly attractive to our clients, and we continue to design and market our commercial activities to deliver flexible, customized programs designed by segment to meet our clients' global and site-specific needs.
Competition
Our goal is to be a leader in each of the markets in which we participate. We compete in the marketplace on the basis of our therapeutic and scientific expertise in early-stage drug research, quality, reputation, flexibility, responsiveness, pricing, innovation and global capabilities. We are able to offer a unique portfolio of early-stage products and services to support drug discovery and development.
The competitive landscape for our three business segments varies.

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

•
For DSA, we believe we are one of the two largest providers of preclinical services (inclusive of discovery and safety assessment services) in the world, based on net service revenue. Our commercial competitors for discovery and safety assessment consist of both publicly held and privately owned companies, and it is estimated that the top ten participants (including us) account for a significant portion of the global outsourced discovery and safety assessment market, with the rest of the market remaining highly fragmented. Our DSA segment also competes with in-house departments of pharmaceutical and biotechnology companies, universities and teaching hospitals.

•
For Manufacturing, each of our underlying businesses has several competitors. Biologics has three main competitors all of which are public companies - one in the U.S., one in China and one in the EU. Avian has two main competitors both of which are privately held (one in the U.S. and one in the EU). EMD has five main competitors of which four are public companies in the EU and one is privately held in the U.S.

We believe that the barriers to entry in a majority of our business units are generally high and present a significant impediment for new market participants, particularly in those areas which require substantial capital expenditures, trained and specialized personnel, and mandate GLP-compliant practices.
Industry Support and Animal Welfare
One of our core values is a concern for, and commitment to, animal welfare. We have been in the forefront of animal welfare improvements in our industry, and continue to show our commitment with special recognition programs for employees who demonstrate an extraordinary commitment in this critical aspect of our business. We created our own Humane Care Initiative, which is directed by our Animal Welfare and Training Group. The goal of the initiative is to assure that we continue as a worldwide leader in the humane care of laboratory animals and implementation of the 3Rs (Replacement, Reduction and Refinement). Laboratory animals are an important resource that further our knowledge of living systems and contribute to the discovery of life-saving drugs and procedures. We work hand-in-hand with the scientific community to understand how living conditions, handling procedures and stress play a role in the quality and efficiency of research. As animal caregivers and researchers, we are responsible to our clients and the public for the health and well-being of the animals in our care.
We are firmly committed to the 3Rs and help to reduce the number of animals used by emphasizing health and genetic integrity to decrease study data variability. Whenever possible, we use technological advances such as new diagnostic tests for screening pathogens in laboratory rodents, microsampling and in vitro assays. We also partner with customers to develop study designs decreasing the number of animals needed and suggesting pilot studies where appropriate.
We support a wide variety of organizations and individuals working to further animal welfare as well as the interests of the biomedical research community. We fund scholarships to laboratory animal training programs, provide financial support to non-profit institutions that educate the public about the benefits of animal research and provide awards and prizes to outstanding leaders in the laboratory animal medicine field and the supporters of 3Rs.
Employees
As of December 27, 2014, we had approximately 7,900 employees (including approximately 700 science professionals with advanced degrees, including Ph.D.s, D.V.M.s, and M.D.s). Our employees are not unionized in the United States, although employees are represented by unions or works councils at some of our European facilities consistent with local customs for our industry. We believe we have good relationships with our employees, based on a number of factors including employee retention and feedback.
Backlog
Our backlog for our RMS, DSA and Manufacturing reportable segments was $115.7 million, $310.5 million and $27.5 million, respectively, at December 27, 2014, as compared to $138.7 million, $203.1 million and $28.1 million, respectively, at December 28, 2013. Related services are performed over varying durations, from short to extended periods of time, which may be as long as several years. We maintain an order backlog to track anticipated revenue from studies and projects that either have not started, but are anticipated to begin in the near future, or are in process and have not been completed. We only recognize a study or project in backlog after we have received written evidence of a client's intention to proceed. Canceled studies or projects are removed from backlog.

We believe our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, studies vary in duration (i.e., some studies or projects that are included in 2014 backlog may be completed in 2015, while others may be completed in later years). Second, the scope of studies or projects may change, which may either increase or decrease their value. Third, studies or projects included in backlog may be subject to bonus or penalty payments. Fourth, studies or projects may be terminated or delayed at any time by the client or regulatory authorities for a number of reasons, including the failure of a drug to satisfy safety and efficacy requirements or a sponsor making a strategic decision that a study or service is no longer necessary. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study has been made. We cannot provide any assurance that we will be able to realize all or most of the net revenues included in backlog or estimate the portion to be filled in the current year.

Regulatory Matters
As our business operates in a number of distinct operating environments and in a variety of locations worldwide, we are subject to numerous, and sometimes overlapping, regulatory environments.
The Animal Welfare Act (AWA) governs the care and use of certain species of animals used for research in the United States other than laboratory rats, mice and chickens. As a result, most of our U.S. small animal research models activities and our avian vaccine services operations are not subject to regulation under the AWA. For regulated species, the AWA and the associated Animal Care regulations require producers and users of regulated species to provide veterinary care and to utilize specific husbandry practices such as cage size, shipping conditions, sanitation and, for certain species, environmental enrichment to assure the welfare of these animals. Separately, facilities using live vertebrate animals in research funded by the U.S. Public Health Service (PHS) must also adhere to the PHS Policy on Humane Care and Use of Laboratory Animals and follow the Guide for the Care and Use of Laboratory Animals produced by the Institute for Laboratory Animal Research.
We comply with licensing and registration requirement standards set by the United States Department of Agriculture (USDA) and similar agencies in other countries such as the European Union, China, Japan and Canada for the care and use of regulated species. Our animal production facilities in the U.S., our DSA facilities in the U.S., Canada, and most of our DSA sites in the European Union are accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International, a private, nonprofit, international organization that promotes the humane treatment of animals in science through voluntary accreditation and assessment programs.
Our import and export of animals and our operations in foreign countries are subject to international agreements and conventions, as well as a variety of national, regional, and local laws and regulations, which establish the standards for the humane treatment, care, handling and transport of animals by dealers and research facilities.
We conduct nonclinical safety assessment studies to support the submissions for approval or licensing of our clients' products throughout the world. Many of these studies must comply with national statutory or regulatory requirements for Good Laboratory Practice (GLP). GLP regulations describe a quality system for the organizational process and the conditions under which nonclinical studies are planned, performed, monitored, recorded, reported and archived. GLP compliance is required by such regulatory agencies as the FDA, United States Environmental Protection Agency, European Medicines Agency, Medicines and Healthcare Products Regulatory Agency in the United Kingdom, Health Canada and other similar agencies in the countries we operate. GLP requirements are significantly harmonized throughout the world and our laboratories are capable of conducting studies in compliance with all necessary requirements.
Our Manufacturing Support businesses produce endotoxin test kits, reagents, cell banks used in research and biopharmaceutical production, clinical trial vaccines and vaccine support products. Additionally, several of our laboratories conduct identity, stability, sterility and potency testing in support of our clients' manufacturing programs. These activities are subject to regulation by the FDA and other national regulatory agencies under their respective current Good Manufacturing Practice (cGMP) regulations. These regulations require that we manufacture our products or perform testing in a prescribed manner with respect to cGMP compliance, and maintain records of our manufacturing, testing and control activities. In addition, the specific activities of some of our businesses require us to hold specialized licenses for the manufacture, distribution and/or marketing of particular products
All of our sites are subject to licensing and regulation under international treaties and conventions, including national, regional and local laws relating to

•	the surface and air transportation of chemicals, biological reagents and laboratory specimens;

•	the handling, use, storage and disposal of chemicals (including narcotics and psychotropic drugs). Biological reagents, laboratory specimens, hazardous waste and radioactive materials;

•	the safety and health of employees and visitors to our facilities; and

•	protection of the environment and general public.

To ensure that all business sectors comply with applicable statutory and regulatory requirements and satisfy our client expectations for quality and regulatory compliance, we established a corporate regulatory affairs and compliance organization that oversees our corporate quality system and conducts regular audits of our quality assurance functions for all of our GLP, Good Clinical Practices and cGMP facilities. To assure these compliance obligations, we established quality assurance units (QAU) in each of our nonclinical laboratories. The QAUs operate independently from those individuals that direct and conduct studies or manufacturing studies.
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
The outsourcing trend in preclinical (discovery and safety assessment) stages of drug discovery and development may decrease, which could impair our growth.

Over the past decade, pharmaceutical and biotechnology companies have generally increased their outsourcing of preclinical research support activities, such as discovery and safety assessment. While many industry analysts expect the outsourcing trend to continue to increase for the next several years (although with different growth rates for different phases of drug discovery and development), decreases in such outsourcing may result in a diminished growth rate in the sales of any one or more of our service lines and may adversely affect our financial condition and results of operations. For additional discussion of the factors that we believe have recently been influencing outsourcing demand from our clients, please see the section entitled “Our Strategy” included elsewhere in this Form 10-K.
A reduction in research and development budgets at pharmaceutical and biotechnology companies may adversely affect our business.
Our clients include researchers at pharmaceutical and biotechnology companies. Our ability to continue to grow and win new business is dependent in large part upon the ability and willingness of the pharmaceutical and biotechnology industries to continue to spend on molecules in the preclinical phases of research and development (and in particular discovery and safety assessment) and to outsource the products and services we provide. Fluctuations in the expenditure amounts in each phase of the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities (including available resources of our biotechnology clients, particularly those that are cash-negative, who may be highly focused on rationing their liquid assets in a challenging funding environment), general economic conditions and institutional budgetary policies. Our business could be adversely affected by any significant decrease in drug research and development expenditures by pharmaceutical and biotechnology companies, as well as by academic institutions, government laboratories or private foundations. In particular, studies in recent years have indicated that a majority of academic researchers are anticipating reductions in their budgets. Similarly, economic factors and industry trends that affect our clients in these industries, also affect their research and development budgets and, consequentially, our business as well. The economic downturn has also negatively affected us to the extent that the spending by our global pharmaceutical clients has been directed towards their therapies in late-stage clinical rather than early-stage preclinical development as they work to replenish drug pipelines to offset the effect of patent expirations on sales. Furthermore, our clients (particularly larger biopharmaceutical companies) continue to search for ways to maximize the return on their investments with a focus on leaner research and development costs per drug candidate. For additional discussion of the factors that we believe have recently been influencing research and development budgets at our clients, please see the sections entitled “Our Strategy” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.
A reduction or delay in government funding of research and development may adversely affect our business.
A portion of revenue in our RMS segment is derived from clients at academic institutions and research laboratories whose funding is partially dependent on both the level and timing of funding from government sources such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies, which can be difficult to forecast. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Our sales may be adversely affected if our clients delay purchases as a result of uncertainties surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. Other programs, such as homeland security or defense, or general efforts to reduce the federal budget deficit could be viewed by the U.S. government as a higher priority. These budgetary pressures may result in reduced allocations in the future to government agencies that fund research and development activities. Although the Obama administration's stimulus packages in 2009 and 2010 included increases in NIH funding, NIH funding had otherwise remained fairly flat in recent years. A reduction in government funding for the NIH or other government research agencies could adversely affect our business and our financial results. Also, there is no guarantee that NIH funding will be directed towards projects and studies that require use of our products and services.
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
Although we believe we are currently in compliance in all material respects with national, regional and local laws as well as other accepted guidance used by oversight bodies (which include the USDA, the standards set by the International Air Transport Association, the Convention on International Trade in Endangered Species of Wild Fauna and Flora, U.S. Fish and Wildlife Service, The Centers for Disease Control, the Department of Transportation, the office of Laboratory Animal Welfare of NIH as well as numerous other Canadian, European and Asian oversight agencies), failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions. In addition, if regulatory authorities were to mandate a significant reduction in safety assessment procedures which utilize laboratory animals (as has been advocated by certain groups), certain segments of our business could be materially adversely affected.
In March 2010, the U.S. Congress enacted health care reform legislation intended over time to expand health insurance coverage and impose health industry cost containment measures. In June 2012, the U.S. Supreme Court upheld the constitutionality of this legislation. The Court’s decision allows implementation of key provisions impacting drug manufacturers going forward including, but not limited to, (1) expansion of access to health insurance coverage, (2) expansion of the Medicaid program, (3) enactment of an industry fee on pharmaceutical companies, and (4) imposition of an excise tax on the sale of medical devices. Since the law and its implementation continue to face challenges in Congress and federal courts, and from certain state governments, opposition advocacy groups, and some small business organizations, we are uncertain as to the effects of this legislation on our business and are unable to predict what legislative proposals will be adopted in the future.
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
We are at risk that changes in U.S. Government practices may negatively affect our business since it is a significant customer of ours. For example, in 2014, the National Cancer Institute (NCI) canceled a 10-year, $112 million contract that was originally initiated in 2006, which had two years remaining. Under the contract, we produced NCI research models for academic and government researchers. In an effort to mitigate the effect of the cancellation, we launched an outreach program to inform researchers that they could continue to obtain the NCI models from us, with no change in initial pricing or logistics. From a revenue standpoint, we received between $10 and $11 million annually to produce the models, and expect that we will retain approximately half of that amount from direct sales to researchers.
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
All such contaminations described above are unanticipated and difficult to predict and could adversely impact our financial results. Many of our operations are comprised of complex mechanical systems which are subject to periodic failure, including aging fatigue. Such failures are unpredictable, and while we have made significant capital expenditures designed to create redundancy within these mechanical systems, strengthen our biosecurity, improve our operating procedures to protect against such contaminations, and replace impaired systems and equipment in advance of such events, failures and/or contaminations may still occur.
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

If a client or competitor terminates a contract with us, we are typically entitled under the terms of the contract to receive revenue earned to date as well as certain other costs and, in some cases, termination fees. Cancellation of a large contract or proximate delay, cancellation or conclusion of multiple contracts could materially adversely affect our business and, therefore, may adversely affect our operating results.

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
Impairment of goodwill or other intangible assets may adversely impact future results of operations.
We have intangible assets, including goodwill and other indefinite-lived intangibles on our balance sheet due to our acquisitions of businesses. The initial identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition involve use of management judgments and estimates. These estimates are based on, among other factors, input from accredited valuation consultants, reviews of projected future income cash flows and statutory regulations. The use of alternative estimates and assumptions might have increased or decreased the estimated fair value of our goodwill and other intangible assets that could potentially result in a different impact to our results of operations.
If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value of goodwill or other indefinite-lived intangibles. To the extent goodwill or other indefinite-lived intangibles are impaired, their carrying value will be written down to its implied fair value and a charge will be made to our income from continuing operations. Such an impairment charge could materially and adversely affect our operating results. As of December 27, 2014, the carrying amount of goodwill and other intangibles was $500.0 million on our consolidated balance sheet.
Our business is subject to risks relating to operating internationally.
A significant part of our revenue is derived from operations outside the U.S. Our international revenues, which include revenues from our non-U.S. subsidiaries, have represented approximately one-half of our total revenue in recent years. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. There are a number of risks associated with our international business including:

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

•
difficulties and costs associated with staffing and managing foreign operations, including risks of work stoppages and/or strikes, as well as violations of local laws or anti-bribery laws such as the U.S. Foreign Corrupt Practices Act, the UK Bribery Act, and the Organization for Economic Co-operation and Development (OECD) Convention on Combating Bribery of Foreign Public Officials in International Business Transactions;

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

These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition. For example, as mentioned above, we are subject to compliance with the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees, distributors and agents are required to comply with these laws, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.
New technologies may be developed, validated and increasingly used in biomedical research that could reduce demand for some of our products and services.
The scientific and research communities continue to explore methods to develop improved models and systems that would replace or supplement the use of living animals as test platforms in biomedical research as well as improve the translation of cellular and animal models to human studies and vice-versa. Some companies have developed techniques in these areas that may have scientific merit. In addition, technological improvements to existing or new processes, such as imaging and other translational biomarker technologies, could result in the refinement and utility for the number of animal research models necessary to improve the translation from preclinical to human studies. There is an increasing push to focus on in vitro technologies such as human materials, stem cell technology and model creation technology. However, the increasing availability and utility of these in vitro models is partially offset by these technologies facilitating the creation of humanized, highly specialized and specific disease mimicking models we can produce.
It is our strategy to explore non-animal approaches to reduce the need for animal models as these new methods become validated. For example, ChanTest has a well-developed program to evaluate the cardiac properties of induced pluripotent stem cell-derived cardiomyocytes. We may not be successful in commercializing these methods, and, furthermore, revenues from these new models and approaches if successfully developed may not offset reduced sales or profits from research models. In addition, alternative research methods could decrease the need for future research models, and we may not be able to develop new products effectively or in a timely manner to replace any lost sales. Lastly, other companies or entities may develop research models with characteristics different than the ones that we produce, and which may be viewed as more desirable by some of our clients.
Negative attention from special interest groups may impair our business.
The products and services which we provide our clients are essential to the drug discovery, development and manufacturing processes, and are almost universally mandated by law. Notwithstanding, certain special interest groups categorically object to the use of animals for valid research purposes. Historically, our core research model activities with rats, mice and other rodents have not been the subject of significant animal rights media attention. However, research activities with animals have been the subject of adverse attention, including shareholder proposals, impacting the industry. This has included demonstrations near facilities operated by us and at our annual meetings, as well as shareholder proposals we received for some of our past Annual Meetings of Shareholders. In some instances, periodic demonstrations at our operating sites occur. Any negative attention, threats or acts of vandalism directed against either our animal research activities or our third party service providers in the future could impair our ability to operate our business efficiently.

The drug discovery and development services industry is highly competitive.
The drug discovery and development services industry is highly competitive. We often compete for business not only with other CROs, but also with internal discovery and development departments within our larger clients, who may have greater resources than ours. We also compete with universities and teaching hospitals for outsourced services. We compete on a variety of factors, including:

•	reputation for on-time quality performance;

•	reputation for regulatory compliance;

•	expertise and experience in multiple specialized areas;

•	scope and breadth of service and product offerings across the drug discovery and development spectrum;

•	ability to provide flexible and customized solutions to support our clients' drug discovery and development needs;

•	broad geographic availability (with consistent quality);

•	price/value;

•	technological expertise and efficient drug development processes;

•	quality of facilities;

•	financial stability;

•	size;

•	ability to acquire, process, analyze and report data in an accurate manner; and

•	accessibility of client data through secure portals.

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
Potential Changes in U.S. and International Tax Law.
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

Currently, the OECD has developed an action plan to address concerns regarding base erosion and profit shifting (BEPS). This initiative has resulted in proposed and enacted changes to tax laws in various countries including France, Germany, and the United Kingdom. Future changes to tax laws or interpretation of tax laws resulting from the BEPS project could increase our effective tax rate which would affect our profitability.
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

•
risks that models in our breeding facilities or in facilities that we manage may be infected with diseases that may be harmful and even lethal to themselves or humans despite preventive measures contained in our policies for the quarantine and handling of imported animals; and

•
risks that we may have errors and omissions and/or product liabilities related to our products designed to conduct lot release testing of medical devices and injectable drugs (primarily through our EMD business) or in the testing of biologics and other services performed by our Biologics business, which could result in us or our clients failing to identify unsafe or contaminated materials.

While we attempt to mitigate these risks through a variety of methods, it is impossible to completely eradicate such risks. In our RMS business, we mitigate these risks to the best of our abilities through our regimen of animal testing, quarantine procedures, and veterinary staff vigilance, through which we seek to control the exposure of animal related disease or infections. In our DSA and Manufacturing businesses, we attempt to reduce these risks by contractual risk transfer provisions entitling us to be indemnified subject to a limitation of liability, by insurance maintained by our clients and/or by us, and by various regulatory requirements we must follow in connection with our business.
Contractual risk transfer indemnifications generally do not protect us against liability arising from certain of our own actions, such as negligence or misconduct. We could be materially and adversely affected if we are required to pay damages or bear the costs of defending any claim that is outside any contractual indemnification provision, or if a party does not fulfill its indemnification obligations, or the damage is beyond the scope or level of insurance coverage. We also often contractually indemnify our clients (subject to a limitation of liability), similar to the way they indemnify us, and we may be materially adversely affected if we have to fulfill our indemnity obligations. Furthermore, there can be no assurance that we nor a party required to indemnify us will be able to maintain such insurance coverage (either at all or on terms acceptable to us).
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
At December 27, 2014, we had $753.8 million of debt. This debt could have significant adverse effects on our business, including making it more difficult for us to obtain additional financing on favorable terms; requiring us to dedicate a substantial portion of our cash flows from operations to the repayment of debt and the interest on this debt; limiting our ability to capitalize on significant business opportunities; and making us more vulnerable to rising interest rates. For additional information regarding our debt, please see Note 7 included in the Notes to Consolidated Financial Statements elsewhere in this Form 10-K.
If we are not successful in selecting and integrating the businesses and technologies we acquire, or in managing our current and future divestitures, our business may suffer.
During the past fifteen years, we have steadily expanded our business through numerous acquisitions. We plan to continue to acquire businesses and technologies and form strategic alliances. However, businesses and technologies may not be available on terms and conditions we find acceptable. We risk spending time and money investigating and negotiating with potential acquisition or alliance partners, but not completing transactions.
Even if completed, acquisitions and alliances involve numerous risks which may include:

•	difficulties in achieving business and financial success;

•	difficulties and expenses incurred in assimilating and integrating operations, services, products technologies or pre-existing relationships with our customers, distributors and suppliers;

•
challenges with developing and operating new businesses, including those which are materially different from our existing businesses and which may require the development or acquisition of new internal capabilities and expertise;

•	potential losses resulting from undiscovered liabilities of acquired companies that are not covered by the indemnification we may obtain from the seller;

•	loss of key employees;

•	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;

•	diversion of management's attention from other business concerns;

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

•	new technologies and products may be developed which cause businesses or assets we acquire to become less valuable; and

•	risks that disagreements or disputes with prior owners of an acquired business, technology, service or product may result in litigation expenses and distribution of our management's attention.

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

Our success depends to a significant extent on the continued services of our senior management and other members of management. James C. Foster, our Chief Executive Officer since 1992 and Chairman since 2000, has held various positions with us for almost four decades. We have no employment agreement with Mr. Foster or other members of our non-European based senior management. If Mr. Foster or other members of senior management do not continue in their present positions, our business may suffer.
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
Our quarterly operating results may vary, which could negatively affect the market price of our common stock.
Our results of operations in any quarter may vary from quarter to quarter and are influenced by such factors as:

•	changes in the general global economy;

•	the number and scope of ongoing client engagements;

•	the commencement, postponement, delay, progress, completion or cancellation of client contracts in the quarter;

•	changes in the mix of our products and services;

•	competitive pricing pressures;

•	the extent of cost overruns;

•	holiday buying patterns of our clients;

•	budget cycles of our clients;

•	changes in tax laws, rules, regulations and tax rates in the locations in which we operate;

•	the timing and charges associated with completed acquisitions and other events;

•	the financial performance of the limited partnerships in which we invest;

•	the occasional extra “53rd week” that we recognize in a fiscal year (and 4th fiscal quarter thereof) due to our fiscal year ending on the last Saturday in December; and

•	exchange rate fluctuations.

We believe that operating results for any particular quarter are not necessarily a meaningful indication of future results. Nonetheless, fluctuations in our quarterly operating results could negatively affect the market price of our common stock.
Item 1B.    Unresolved Staff Comments

There are no unresolved comments to be reported in response to Item 1B.

Item 2.    Properties

We own or lease the land and buildings where we have facilities. We own large facilities (facilities over 50,000 square feet) for our DSA businesses in Canada, Ireland, Scotland and the United States and lease large facilities in England and the United States. We own large RMS facilities in Canada, China, France, Germany, Japan, England and the United States. We own large Manufacturing segment facilities in the United States and China. None of our leases is individually material to our business operations. Many of our leases have an option to renew, and we believe that we will be able to successfully renew expiring leases on terms satisfactory to us. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed. For additional information see Note 12 to the Consolidated Financial Statements included elsewhere in this Form 10-K.
Capacity at our Safety Assessment businesses within our DSA segment is primarily based on physical room infrastructure designed towards meeting specific scientific and regulatory requirements. We track room utilization on an ongoing basis and depending on the needs of our clients at given times, we may need to execute on contingent plans for expansion, which average between six and fifteen months to complete.

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
The investigation to date has confirmed that the Company’s RMS business segment billed the Department of Health and Human Services for certain work that had not been performed with respect to a small subset of the Company’s government contracts. It has been determined that when employees regularly assigned to work in research model barrier rooms associated with these contracts were absent, other employees' names would be substituted on time-keeping records associated with the relevant contracts. The Company billed the government for the hours associated with these substitute employees, despite the fact that, in many cases, these employees did not perform any services in connection with the relevant government contracts. Based on the findings of the investigation to date, the Company believes that this conduct was limited to the Company’s research model facilities in Raleigh, North Carolina, and Kingston, New York.  The Company has identified approximately $1.5 million in excess amounts billed on these contracts since January 1, 2007 and has reserved such amount at December 27, 2014. Given the current status of discussions with the government and the complex nature of this matter, the Company cannot at this time make a reasonable estimate of the potential range of loss beyond such reserve.
The Company has already taken appropriate steps to prevent this conduct from recurring, and will consider additional remedial measures following the conclusion of the investigation.
Item 4.    Mine Safety Disclosures
Not applicable.

Supplementary Item. Executive Officers of the Registrant (pursuant to Instruction 3 to Item 401(b) of Regulation S-K)
Below are the names, ages and principal occupations of each of our current executive officers. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.
Thomas F. Ackerman, age 60, joined us in 1988 with over eleven years of combined public accounting and international finance experience. He was named Controller, North America in 1992 and became our Vice President and Chief Financial Officer in 1996. In 1999, he was named a Senior Vice President and in 2005 he was named a Corporate Executive Vice President. He is currently responsible for overseeing our Accounting and Finance Department and several other corporate staff departments. Prior to joining us, Mr. Ackerman was an accountant at Arthur Andersen & Co.
James C. Foster, age 64, joined us in 1976 as General Counsel. During his tenure, Mr. Foster has held various staff and managerial positions, and was named our President in 1991, Chief Executive Officer in 1992 and our Chairman in 2000.
Jörg M. Geller, age 60, joined our German operation in 1986 as production manager. In 1994, he was promoted to Vice President and in 2007, he was named a Senior Vice President. In 2011, Dr. Geller was promoted to Corporate Executive Vice President, European & Asian Operations and in December 2013, he was named Corporate Executive Vice President, Global Productivity and Efficiency. Prior to joining us, Dr. Geller was employed in private practice as a veterinarian. Dr. Geller has announced his intention to retire in March 2015.
Nancy A. Gillett, age 59, joined us in 1999 with the acquisition of Sierra Biomedical. Dr. Gillett has 29 years of experience as an ACVP board certified pathologist and scientific manager. In 1999, she became Senior Vice President and General Manager of our Sierra Biomedical division, and subsequently held a variety of managerial positions, including President and General Manager of Sierra Biomedical and Corporate Vice President and General Manager of Drug Discovery and Development (the predecessor to our DSA business segment). In 2004, Dr. Gillett was named Corporate Senior Vice President and President, Global Preclinical Services, and in 2006, she became a Corporate Executive Vice President. Currently, Dr. Gillett serves as our

Corporate Executive Vice President, Chief Scientific Officer.
David P. Johst, age 53, joined us in 1991 as Corporate Counsel and was named Vice President, Human Resources in 1995. He became Vice President, Human Resources and Administration in 1996, a Senior Vice President in 1999, and a Corporate Executive Vice President in 2005. He currently serves as our General Counsel and Chief Administrative Officer and is responsible for overseeing our Corporate legal function, Human Resources department and several other corporate staff departments. Prior to joining us, Mr. Johst was in private practice at the law firm of Hale and Dorr (now WilmerHale). Mr. Johst currently serves as a trustee of Mt. Ida College.
Davide Molho, age 45, joined our Italian operations in 1999 and was promoted to Director of Operations for Research Models and Services (RMS) Italy in 2002. In 2005, his role was expanded to include French RMS operations and in 2007, he became Corporate Vice President, European Research Models and Services with responsibility for all European RMS operations. In July 2009, Dr. Molho was promoted to Corporate Senior Vice President, North American and European Research Models and Services. He was subsequently promoted to Corporate Executive Vice President and President, Global Research Models and Services in December 2010. In 2011, Dr. Molho was named Corporate Executive Vice President, North America Operations and in December 2013, he was named Corporate Executive Vice President and President, Global RMS and DSA Operations.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading on the New York Stock Exchange on June 23, 2000 under the symbol "CRL." The following table shows the high and low sales prices for our common stock.

Fiscal 2015	High	Low
First quarter (through January 30, 2015)	$70.73	$63.22
Fiscal 2014	High	Low
First quarter	$62.50	$52.41
Second quarter	61.92	49.60
Third quarter	61.49	52.02
Fourth quarter	66.11	55.47
Fiscal 2013	High	Low
First quarter	$46.90	$36.50
Second quarter	45.90	40.28
Third quarter	48.73	41.05
Fourth quarter	53.81	44.12

There were no equity securities that were not registered under the Securities Act of 1933, as amended, sold by the Company during the fiscal year ended December 27, 2014.
Shareholders
As of January 30, 2015, there were approximately 451 registered shareholders of the outstanding shares of common stock.

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

Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the quarter ended December 27, 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
September 28, 2014 to October 25, 2014	286	$59.74	—	$178,455
October 26, 2014 to November 22, 2014	252	63.16	—	178,455
November 23, 2014 to December 27, 2014	—	—	—	178,455
Total:	538		—
On July 29, 2010, our Board of Directors authorized a $500.0 million stock repurchase program. Our Board of Directors subsequently approved increases to the stock repurchase program of $250.0 million in the fiscal year 2010, $250.0 million in the fiscal year 2013 and $150.0 million in the fiscal year 2014 for an aggregate authorization of $1,150.0 million. During the fourth quarter of the fiscal year 2014, we did not repurchase any shares of common stock under our Rule 10b5-1 Purchase Plan and in open market trading. At December 27, 2014, we had $178.5 million remaining on the authorized stock repurchase program.
Additionally, the Company's Incentive Plans permit the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements.

Comparison of 5-Year Cumulative Total Return
The graph below compares the five-year cumulative total stockholder return on our common stock, the S&P 500 Index, and the Nasdaq Pharmaceutical Index assuming the investment of $100.00 on December 26, 2009 with dividends being reinvested. We have not paid any dividends on the common stock, and no dividends are included in the representation of our performance. The stock price performance in the graph below is not necessarily indicative of future price performance. The graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Charles River Laboratories International, Inc., The S&P 500 Index
And The NASDAQ Pharmaceutical Index

	December 26, 2009	December 25, 2010	December 31, 2011	December 29, 2012	December 28, 2013	December 27, 2014
Charles River Laboratories International, Inc.	100.00	108.31	82.92	111.89	161.80	195.05
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
NASDAQ Pharmaceutical	100.00	104.24	117.69	161.80	271.53	349.75

Item 6.    Selected Consolidated Financial Data

The selected financial data presented below is derived from our audited consolidated financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 and our consolidated financial statements and notes thereto contained in Item 8 of this Annual Report on Form 10-K. Our fiscal year consists of 12 months ending on the last Saturday on, or prior to, December 31.

	Fiscal Year Ended
	12/27/2014	12/28/2013	12/29/2012	12/31/2011	12/25/2010
	(in thousands)
Statement of Income Data:
Total revenue	$1,297,662	$1,165,528	$1,129,530	$1,142,647	$1,133,416
Goodwill impairment (1)	—	—	—	—	305,000
Asset impairment (1)	312	4,202	3,548	7,492	91,378
Termination fee (2)	—	—	—	—	30,000
Income (loss) from continuing operations, net of income taxes	129,924	105,416	102,118	115,522	(334,105)
Loss from discontinued operations, net of income taxes	(1,726)	(1,265)	(4,252)	(5,545)	(8,012)
Common Share Data:
Earnings (loss) per common share from continuing operations:
Basic	$2.76	$2.18	$2.12	$2.26	$(5.25)
Diluted	$2.70	$2.15	$2.10	$2.24	$(5.25)
Other Data:
Depreciation and amortization	$96,445	$96,636	$81,275	$85,230	$93,649
Capital expenditures	56,925	39,154	47,534	49,143	42,860
Balance Sheet Data (at end of period):
Cash and cash equivalents	$160,023	$155,927	$109,685	$68,905	$179,160
Working capital	310,728	305,516	143,005	209,046	293,114
Goodwill	321,077	230,701	208,609	197,561	198,438
Total assets	1,885,192	1,632,756	1,586,344	1,558,320	1,733,373
Total debt and capital lease obligations	777,862	663,789	666,520	717,945	700,852
Total equity attributable to common shareholders	672,203	640,984	600,805	525,583	687,423
____________________________

(1)	The 2010 impairment charges were primarily related to our then Preclinical Services business segment, which is now included in our DSA business segment.

(2)	The fee was the result of the termination of the proposed WuXi Pharmatech (Cayman) Inc. acquisition.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Certain percentage changes from period over period may not recalculate due to rounding.
Overview
We are a full service, early-stage contract research organization (CRO). For nearly 70 years, we have been in the business of providing the research models required in research and development of new drugs, devices, and therapies. Over this time, we have built upon our original core competency laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of discovery and safety assessment services, both Good Laboratory Practice (GLP) and non-GLP, that are able to support our clients from target identification through preclinical development. We also provide a suite of products and services to support our clients’ manufacturing activities. Utilizing our broad portfolio of products and services enables our clients to create a more flexible drug development model, which reduces their costs, enhances their productivity and effectiveness, and increases speed to market.

Our client base includes primarily of all of the major global pharmaceutical companies, many biotechnology companies, contract research organizations, agricultural and chemical companies, life science companies, veterinary medicine companies, contract manufacturing organizations, medical device companies, diagnostic and other commercial entities, as well as leading hospitals, academic institutions and government agencies around the world. We currently operate approximately 60 facilities in 17 countries worldwide, which numbers exclude our Insourcing Solutions (IS) sites.

Business Trends
The demand for our outsourced services increased in the fiscal year 2014, as did demand for products and services to support our clients’ manufacturing activities. Our pharmaceutical and biotechnology clients continued to intensify their use of strategic outsourcing to improve their operating efficiency and access capabilities that they do not maintain internally. Many of our large biopharmaceutical clients are beginning to refocus on their drug discovery and early-stage development efforts after, a period of stronger emphasis on delivering late-stage programs to bring new drugs to market. In addition, mid-tier biopharmaceutical clients benefited from a resurgence in the biotechnology funding environment in the fiscal year 2014, from both capital markets and partnering with large biopharmaceutical companies. Academia has also benefited from partnering activities, as large biopharmaceutical companies have increasingly utilized academic research capabilities to broaden the scope of their research activities.

The primary result of these trends was improved demand for our discovery and safety assessment services in the fiscal year 2014, particularly from mid-tier clients. This improvement led to capacity continuing to fill in our safety assessment business, in which utilization is beginning to approach optimal levels. Our targeted sales efforts also generated continued market shares gains. Price remained competitive, but trends are stable to slightly improving. We believe our scientific expertise, quality, and responsiveness remain key criteria when our clients make the decision to outsource to us. In order to accommodate this increased demand and maintain responsiveness to clients’ needs, we opened small amounts of new capacity in the fiscal year 2014 at existing facilities and continue to strategically evaluate further capacity additions.

Our clients’ intensified focus on the earliest stages of their pipelines has been visible in increasing demand for discovery services, and the willingness to outsource new areas of their research programs. To address these emerging needs and move further upstream in the drug research and development continuum, we acquired the Early Discovery businesses of Argenta, BioFocus, ChanTest, and VivoPath in the fiscal year 2014, which has enabled us to work with clients at the earliest stage of the discovery process. Our full service, early-stage portfolio has led to additional client discussions regarding strategic relationships in the fiscal year 2014, where clients seek to outsource larger portions of their early-stage drug research programs to us.

While demand for research models and certain services remained constrained in the fiscal year 2014 as clients’ continued to consolidate infrastructure and seek greater pipeline productivity, we remain confident that the long-term drivers of our business as a whole will primarily emerge from our clients' demand for discovery and safety assessment services and research models and services, which remain essential to the early-stage drug research process, as well as our products and services that support our clients’ manufacturing activities, including endotoxin and microbial detection.

Acquisitions
During the fiscal year 2014, we continued to make a number of strategic acquisitions designed to expand our portfolio of services to support the drug discovery and early-stage development continuum and position us as a market leader in the outsourced discovery services market. The 2014 acquisitions include:

•
In April 2014, we acquired 100% of the shares of the United Kingdom (U.K.)-based entities Argenta and BioFocus, and certain related Dutch assets, to form the core of our Early Discovery business. Through this transaction, we enhanced our position as a full service, early-stage CRO, with integrated in vitro and in vivo capabilities from target discovery through preclinical development. The preliminary purchase price of the acquisition was $183.1 million, net of cash acquired, and included contingent consideration.

•
In June 2014, we acquired substantially all of the assets of VivoPath LLC (VivoPath), a discovery service company. The preliminary purchase price was $2.3 million, including contingent consideration that could become payable over the next three years based on the achievement of revenue growth targets.

•
In October 2014, we acquired ChanTest Corporation (ChanTest), a leading provider of ion channel testing services to the pharmaceutical and biotech industry. The preliminary purchase price was $52.1 million, net of cash acquired, and included contingent consideration.

Segment Reporting
In the second quarter of 2014, following our acquisition of Argenta and BioFocus, we revised our reportable segments to ensure alignment with our view of the business. We reviewed the new and existing markets addressed by the business, the recently revised go-to-market strategy, long-term operating margins, and the discrete financial information available to our Chief Operating Decision Maker, and considered how our businesses aggregated based on these qualitative and quantitative factors. Based on this review, we identified three reportable segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Support (Manufacturing). We reported segment results on this basis for the current period and retrospectively for all comparable prior periods.

The revised reportable segments are as follows:

Research Models and Services	Discovery and Safety Assessment	Manufacturing Support
Research Models	Discovery Services (2)	Endotoxin and Microbial Detection
Research Model Services (1)	Safety Assessment	Avian Vaccine Services
Biologics Testing Solutions
(1) Research Model Services includes Genetically Engineered Models and Services (GEMS), Research Animal Diagnostic Services (RADS), and IS.
(2) Discovery Services includes both the Early Discovery and In Vivo Discovery businesses. Early Discovery includes Argenta, BioFocus, and ChanTest.

Our RMS segment includes the Research Models and Research Model Services businesses. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes three business units: GEMS, which performs contract breeding and other services associated with genetically engineered research models; RADS, which provides health monitoring and diagnostics services related to research models; and IS, which provides management of our clients’ research operations (including recruitment, training, staffing and management services). Our DSA segment includes services required to take a drug through the early development process including discovery services, which are non-regulated services to assist clients with the identification, screening, and selection of a lead compound for drug development, and regulated and non-regulated safety assessment services. Our Manufacturing segment includes Endotoxin and Microbial Detection (EMD), which includes in vitro (non-animal) lot-release testing products and microbial detection and species identification services; Biologics Testing Services (Biologics), which performs specialized testing of biologics and devices; and Avian Vaccine Services (Avian), which supplies specific-pathogen-free fertile chicken eggs and chickens.

Prior to recasting the reportable segments, the businesses were reported in two segments as follows:

Research Models and Services	Preclinical Services
Research Models (3)	Discovery Services
Research Model Services (4)	Safety Assessment
Endotoxin and Microbial Detection	Biologics Testing Solutions

(3) Research Models included Avian Vaccine Services.
(4) Research Model Services included GEMS, RADS, IS and Discovery Research Services. As part of the segment revisions, the former Discovery Research Services was been folded into our Discovery Services business, previously located under the Preclinical Services segment.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S.). The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience, trends in the industry, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

We believe that our application of the following accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Note 1, “Description of Business and Summary of Significant Accounting Policies”, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

We believe the following represent our critical accounting policies and estimates used in the preparation of our financial statements:

Revenue Recognition
We recognize revenue when all of the following conditions are satisfied: persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, our price to the customer is fixed or determinable, and collectibility is reasonably assured.

Service revenue is generally evidenced by client contracts, which range in duration from a few weeks to a few years and typically take the form of an agreed upon rate per unit or fixed fee arrangements. Such contracts typically do not contain acceptance provisions based upon the achievement of certain study or laboratory testing results. Revenue of agreed upon rate per unit contracts is recognized as services are performed, based upon rates specified in the contract. In cases where performance spans reporting periods, revenue of fixed fee contracts is recognized as services are performed, measured on the ratio of outputs or performance obligations completed to the total contractual outputs or performance obligations to be provided. Changes in estimated effort to complete the fixed fee contract are reflected in the period in which the change becomes known. Changes in scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the parties have agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is typically recognized as described above.

Most contracts are terminable by the client, either immediately or upon notice. These contracts often require payment to us of expenses to wind down the project, fees earned to date or, in some cases, a termination fee. Such payments are included in revenues when earned.

We recognize product revenue, net of allowances for estimated returns, rebates and discounts, when title and risk of loss pass to customers. When we sell equipment with specified acceptance criteria, we assess our ability to meet the acceptance criteria in order to determine the timing of revenue recognition. We would defer revenue until completion of customer acceptance testing if we are not able to demonstrate the ability to meet such acceptance criteria.

Income Taxes
We prepare and file income tax returns based on our interpretation of each jurisdiction’s tax laws and regulations. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial accounting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and the effects of tax planning strategies. Our estimates of future taxable income include, among other items, our estimates of future income tax deductions related to the exercise of stock options. In the event that actual results differ from our estimates, we adjust our estimates in future periods and we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. We evaluate uncertain tax positions on a quarterly basis and consider various factors, that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, information obtained during in process audit activities and changes in facts or circumstances related to a tax position. We adjust the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Our liabilities for uncertain tax positions can be relieved only if the contingency becomes legally extinguished through either payment to the taxing authority or the expiration of the statute of limitations, the recognition of the benefits associated with the position meet the “more-likely-than-not” threshold or the liability becomes effectively settled through the examination process. We consider matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews; we have no plans to appeal or litigate any aspect of the tax position; and we believe that it is highly unlikely that the taxing authority would re-examine the related tax position. We also accrue for potential interest and penalties related to unrecognized tax benefits in income tax expense.

As of December 27, 2014, our non-U.S. subsidiaries’ undistributed foreign earnings included in consolidated retained earnings aggregated $271.0 million. All undistributed foreign earnings of non-U.S. subsidiaries, exclusive of earnings that would result in little or no net income tax expense or which were previously taxed under current U.S. tax law, are reinvested indefinitely in operations outside the U.S. This determination is made on a jurisdiction by jurisdiction basis and takes into account the liquidity requirements in both the U.S. and within our foreign subsidiaries. If we decide to repatriate funds in the future to execute our growth initiatives or to fund any other liquidity needs, the resulting tax consequences would negatively impact our results of operations through a higher effective tax rate and dilution of our earnings.

Goodwill and Intangible Assets
We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets, which represent a significant portion of the purchase price in many of our acquisitions, requires the use of significant judgment with regard to (i) the fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. We utilize commonly accepted valuation techniques, such as the income approach and the cost approach, as appropriate, in establishing the fair value of intangible assets. Typically, key assumptions include projections of cash flows that arise from identifiable intangible assets of acquired businesses as well as discount rates based on an analysis of our weighted average cost of capital, adjusted for specific risks associated with the assets.

We review definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset.

We evaluate goodwill and indefinite-lived intangible assets for impairment annually, during the fourth quarter, and when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in our analysis could materially affect projected cash flows and our evaluation of goodwill and indefinite-lived intangible assets for impairment.

We have the option to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If we elect this option and believe, as a result of the qualitative assessment, that it is more-likely-than-not that the carrying value of goodwill is not recoverable, the quantitative two-step impairment test is required; otherwise, no further testing is required. Alternatively, we may elect to not first assess qualitative factors and immediately perform the quantitative two-step impairment test. In the first step, we compare the fair value of our reporting units to their carrying values. If the carrying values of the net assets assigned to the reporting units exceed the fair values of the reporting units, then the second step of the impairment test is performed in order to determine the implied fair value of our goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

In the fiscal years 2014, 2013 and 2012, we performed the first step of the two-step goodwill impairment test for our reporting units. Fair value was determined by using a weighted combination of a market-based approach and an income approach, as this combination was deemed to be the most indicative of our fair value in an orderly transaction between market participants. Under the market-based approach, we utilized information about our Company as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value our reporting units. Under the income approach, we determined fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn.

Our 2014, 2013 and 2012 impairment test indicated that goodwill and other intangible assets were not impaired.

In 2014, we revised our reportable segments to align with our new view of the business following the Argenta and BioFocus acquisition. As a result of this reorganization, goodwill was allocated from our prior reportable segments to our new reportable segments based on the fair value of each business group within its original reporting unit relative to the fair value of that reporting unit. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment existed.

Valuation and Impairment of Long-Lived Assets
Long-lived assets to be held and used, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant negative industry or economic trends; or

•	significant changes or developments in strategy or operations that negatively affect the utilization of our long-lived assets.

Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset, net of any sublease income, if applicable, and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their fair values. We measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Significant judgments are required to estimate future cash flows, including the selection of appropriate discount rates and other assumptions. We may also estimate fair value based on market prices for similar assets, as appropriate. Changes in these estimates and assumptions could materially affect the determination of fair value for these assets. During the fiscal year 2014, we did not record any significant impairment charges to long-lived assets.

Pension and Other Retiree Benefit Plans
Several of our U.S. and non-U.S. subsidiaries sponsor defined benefit pension and other retiree benefit plans. We recognize the funded status of our defined benefit pension and other postretirement benefit plans as an asset or liability. This amount is defined as the difference between the fair value of plan assets and the benefit obligation. We measure plan assets and benefit obligations as of the date of our fiscal year end.

The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in the accounting for these employee benefit plans include the expected return on plan assets, discount rate, and rate of increase in employee compensation levels. Assumptions are determined based on our data and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. Should any of these assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation.

The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the projected benefit obligations. In determining the expected long-term rate of return on plan assets, we consider the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance.

The discount rate reflects the rate we would have to pay to purchase high-quality investments that would provide cash sufficient to settle our current pension obligations. In the fiscal year 2014, as part of our annual review of assumptions for our U.S. pension and retiree benefit plans, we selected the discount rate based on a cash-flow matching analysis using Towers Watson’s proprietary Bond:Link tool.  Prior to the fiscal year 2014, we employed a cash-flow matching methodology, which used the spot yield curve underlying the Citigroup Index. The refined estimation technique permits us to more closely match cash flows to the expected payments to participants than would be possible with the previously used yield curve model. We believe such a refinement results in an estimate of the discount rate that more accurately reflects the settlement value for plan obligations than the yield curve methodology used in prior years, as it provides the ability to review the quality and diversification of the portfolio to select the bond issues that would settle the obligation in an optimal manner. This refinement reduced our benefit obligations as of December 27, 2014 by $5.5 million.

The rate of compensation increase reflects the expected annual salary increases for the plan participants based on historical experience and the current employee compensation strategy.

In the fiscal year 2014, for our U.S. plans, we adopted new mortality tables (RP-2014) and a new mortality improvement scale (MP-2014), which increased our benefit obligations by $6.0 million as of December 27, 2014. We previously used the RP-2000 mortality tables with mortality improvements projected using Scale AA to 2021 for annuitants and to 2029 for non-annuitants. In addition, for our U.K. plans, the mortality table was updated to S2 Series (SAPS) using the CMI 2013 core projection with a 1.25% per annum long-term mortality improvement. This update increased our benefit obligations by $1.9 million as of December 27, 2014. Prior to the fiscal year 2014, we used the S1 Series (SAPS) mortality table and the CMI 2009 core projection with a 1.25% per annum long-term improvement. The new mortality information reflects improved life expectancies and an expectation that the trend will continue.

Stock-based Compensation
We grant stock options, restricted stock, restricted stock units, and performance share units (PSUs) to employees, and stock options and restricted stock to non-employee directors under stock-based compensation plans. We make certain assumptions in order to value and record expense associated with awards made under our stock-based compensation arrangements. Changes in these assumptions may lead to variability with respect to the timing and amount of expense we recognize in connection with share-based payments.
Determining the appropriate valuation model and related assumptions requires judgment. The fair value of stock options granted is calculated using the Black-Scholes model and the fair value of PSUs is calculated using a lattice model with a Monte Carlo simulation, both of which require the use of subjective assumptions including volatility and expected term, among others.
Determining the appropriate amount to expense based on the anticipated achievement of PSU’s performance targets requires judgment, including forecasting the achievement of future financial targets. The estimate of expense is revised periodically based on the probability of achieving the required performance targets. The cumulative impact of any changes to our estimates is reflected in the period of change.
We also estimate forfeitures over the requisite service period when recognizing share-based compensation expense based on historical rates and forward looking factors; these estimates are adjusted to the extent that actual forfeitures differ, or are expected to materially differ, from our estimates.
New Accounting Pronouncements
For a discussion of new accounting pronouncements, refer to Note 1, “Description of Business and Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report on Form 10-K.

Results of Operations
Fiscal Year 2014 Compared to Fiscal Year 2013
Revenue

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	$ Change	% Change	Impact of FX
	(in millions, except percentages)
Research models and services	$507.4	$511.3	$(3.9)	(0.8)%	(0.7)%
Discovery and safety assessment	538.2	432.4	105.8	24.5%	0.3%
Manufacturing support	252.1	221.8	30.3	13.7%	0.2%
Total revenue	$1,297.7	$1,165.5	$132.2	11.3%	(0.1)%
Revenue for the fiscal year 2014 increased $132.2 million, or 11.3%, compared with the fiscal year 2013. Reported revenue decreased due to foreign currency translation by $1.7 million, or 0.1%, when compared to the prior period.
RMS revenue decreased $3.9 million due to lower research models services and research models revenue, primarily in Japan and Europe. Additionally, the fiscal year 2013 includes a $1.5 million revenue adjustment related to inaccurate billings with respect to certain government contracts. See Note 12, "Commitments and Contingencies."
DSA revenue increased $105.8 million due to an increase in the Discovery Services business, which includes the Argenta and BioFocus acquisition that contributed $71.4 million to revenue growth, as well as higher revenue in the Safety Assessment business.
Manufacturing revenue increased $30.3 million, driven by broad-based growth across all three businesses, particularly the EMD business.
Cost of Products Sold and Services Provided

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	$ Change	% Change
	(in millions, except percentages)
Research models and services	$317.2	$331.8	$(14.6)	(4.4)%
Discovery and safety assessment	387.3	325.6	61.7	18.9%
Manufacturing support	120.5	113.2	7.3	6.4%
Total cost of products sold and services provided	$825.0	$770.6	$54.4	7.1%
Cost of products sold and services provided (costs) for the fiscal year 2014 increased $54.4 million, or 7.1%, compared with the fiscal year 2013. Costs as a percentage of revenue for the fiscal year 2014 were 63.6%, a decrease of 2.5%, from 66.1% for the fiscal year 2013. The costs above include asset impairments, which were previously presented separately in our consolidated statement of income.
RMS costs decreased $14.6 million, primarily the result of lower accelerated depreciation expense associated with global efficiency initiatives in our research models business. RMS costs as a percentage of revenue for the fiscal year 2014 were 62.5%, a decrease of 2.4%, from 64.9% for the fiscal year 2013, the result of global efficiency initiatives in our research models business.
DSA costs increased $61.7 million due to a $49.1 million increase in Discovery Services costs, which includes a higher cost base due to the Argenta and BioFocus acquisition, and a $12.6 million increase in Safety Assessment costs, as a result of increased revenues. DSA costs as a percentage of revenue for the fiscal year 2014 were 72.0%, a decrease of 3.3%, from 75.3% for the fiscal year 2013 as a result of leverage of fixed costs from higher revenues.
Manufacturing costs increased $7.3 million, primarily as a result of higher revenue for each of our Manufacturing businesses. Manufacturing costs as a percentage of revenue for the fiscal year 2014 were 47.8%, a decrease of 3.2%, from 51.0% for the fiscal year 2013, as a result of leverage of fixed costs from higher revenue.

Selling, General and Administrative Expenses

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	$ Change	% Change
	(in millions, except percentages)
Research models and services	$66.2	$60.0	$6.2	10.3%
Discovery and safety assessment	63.1	49.7	13.4	27.0%
Manufacturing support	47.6	42.0	5.6	13.3%
Unallocated corporate	92.1	74.0	18.1	24.5%
Total selling, general and administrative	$269.0	$225.7	$43.3	19.2%
Selling, general and administrative expenses (SG&A) for the fiscal year 2014 increased $43.3 million, or 19.2%, compared with the fiscal year 2013. SG&A as a percentage of revenue for the fiscal year 2014 was 20.7%, an increase of 1.3%, from 19.4% for the fiscal year 2013.
The increase in RMS SG&A of $6.2 million was related to an increase of $2.5 million in compensation, benefits and other employee related expenses; the recording of $1.6 million in charges related to an arbitration award in favor of a large model supplier; an increase of $0.5 million in severance due to consolidation plans in the U.S. and Japan; and an increase of $2.6 million in other expenses; partially offset by a decrease of $1.0 million due to a gain on the sale of facility impacted by a consolidation plan. RMS SG&A as a percentage of revenue for the fiscal year 2014 was 13.0%, an increase of 1.3%, from 11.7% for the fiscal year 2013.
The increase in DSA SG&A of $13.4 million was related to an increase of $5.5 million in compensation, benefits and other employee related expenses; an increase of $1.9 million in severance; an increase of $1.2 million in operating expenses including information technology infrastructure and facility expenses; an increase of $0.8 million in stock-based compensation, primarily related to our new hire grants and our annual stock-based grants made in February 2014; and an increase of $4.0 million in other expenses; all of which were primarily due to the Argenta and BioFocus acquisition. DSA SG&A as a percentage of revenue for the fiscal year 2014 was 11.7%, an increase of 0.2%, from 11.5% for the fiscal year 2013.
The increase in Manufacturing SG&A of $5.6 million was related to an increase of $3.8 million in compensation, benefits and other employee related expenses; an increase of $1.8 million in operating expenses including information technology infrastructure and facility expenses; and an increase of $0.5 million in stock-based compensation, primarily related to our new hire grants and our annual stock-based grants made in February 2014; partially offset by a decrease of $0.5 million in other expenses. Manufacturing SG&A as a percentage of revenue for the fiscal year 2014 was 18.9%, consistent with the fiscal year 2013.
The increase in unallocated corporate SG&A of $18.1 million was related to an increase of $7.4 million in compensation, benefits and other employee related expenses; an increase of $5.1 million of stock-based compensation, primarily related to our new hire grants, our annual stock-based grants made in February 2014 and increased expense recognized for performance stock units whose payout is based upon our financial performance; an increase of $4.8 million in external consulting and other service expenses; an increase of $4.5 million of costs associated with the evaluation and integration of acquisitions; and an increase of $1.4 million in other expenses; partially offset by a reduction of $5.1 million in information technology related expenses.
Amortization of Intangible Assets Amortization of intangibles for the fiscal year 2014 was $26.0 million, an increase of $8.2 million, or 46.1%, from $17.8 million for the fiscal year 2013, primarily as a result of the Argenta and BioFocus acquisition.
Interest Income Interest income, which represents earnings on held cash, cash equivalents, and time deposits, was $1.2 million for the fiscal year 2014, an increase of $0.5 million, or 71.4%, compared to $0.7 million for the fiscal year 2013.
Interest Expense Interest expense for the fiscal year 2014 was $12.0 million, a decrease of $9.0 million, or 42.9%, compared to $21.0 million for the fiscal year 2013. The decrease was primarily the result of the retirement late in the second quarter of the fiscal year 2013 of our senior convertible debentures, which lowered our effective interest rate.
Other Income (Expense), Net Other income (expense), net was $10.7 million for the fiscal year 2014, an increase of $3.5 million, or 48.6%, compared to $7.2 million for the fiscal year 2013. The increase in other income (expense), net was driven by our investments in limited partnerships accounted for under the equity method, which increased $3.4 million, and a non-cash gain of $2.1 million related to assets assumed at our Frederick, Maryland facility following the termination of a customer contract, partially offset by the impact of foreign exchange and other activity of $2.0 million.
Income Taxes Income tax expense in the fiscal year 2014 increased $14.8 million, compared with the fiscal year 2013. Our effective tax rate was 26.8% in the fiscal year 2014, compared to 23.8% in the fiscal year 2013. The increase was primarily attributable to current-year tax law changes, including a statutory 25% decrease in the Canadian Scientific Research and Experimental Development (SR&ED) credit and an increase in the limitation of deductibility of interest expense in France. In addition, the effective tax rate for the fiscal year 2014 reflected a discrete tax cost of $1.6 million related to the nondeductible transaction costs incurred in the fiscal year 2014 for the acquisition of the Early Discovery businesses and a discrete tax cost of $1.2 million related to the write-off of deferred tax assets as a result of the reorganization of the Company's RMS U.K. entities. These increases were partially offset by a $2.1 million release of an uncertain tax position resulting from an ability to offset tax on a capital gain from an investment in a limited partnership. The fiscal year 2013 effective tax rate includes a discrete tax detriment of $2.0 million related to the ongoing transfer pricing controversy with the Canadian Revenue Authority (CRA).
Fiscal Year 2013 Compared to Fiscal Year 2012
Revenue

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	$ Change	% Change	Impact of FX
	(in millions, except percentages)
Research models and services	$511.3	$521.6	$(10.3)	(2.0)%	(1.7)%
Discovery and safety assessment	432.4	408.9	23.5	5.7%	(0.6)%
Manufacturing support	221.8	199.0	22.8	11.5%	1.1%
Total revenue	$1,165.5	$1,129.5	$36.0	3.2%	(0.8)%
Revenue for the fiscal year 2013 increased $36.0 million, or 3.2%, compared with the fiscal year 2012. Reported revenue decreased due to foreign currency translation by $9.0 million, or 0.8%, when compared to the prior period.
RMS revenue decreased by $10.3 million due to lower research models revenue in the U.S., Europe and Japan due primarily to infrastructure reductions by our global biopharmaceutical clients, partially offset by the inclusion of Vital River, which was acquired in the fiscal year 2013. Additionally, the fiscal year 2013 included a $1.5 million revenue adjustment related to inaccurate billings with respect to certain government contracts. See Note 12, "Commitments and Contingencies."
DSA revenue increased $23.5 million due to higher demand from global pharmaceutical and mid-tier biotechnology clients as well as a more favorable mix of longer-term services.
Manufacturing revenue increased $22.8 million due to higher sales of legacy EMD products globally and the inclusion of a full year of Accugenix services (an EMD service provider acquired in 2012).
Cost of Products Sold and Services Provided

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	$ Change	% Change
	(in millions, except percentages)
Research models and services	$331.8	$323.3	$8.5	2.6%
Discovery and safety assessment	325.6	311.0	14.6	4.7%
Manufacturing support	113.2	103.1	10.1	9.8%
Total cost of products sold and services provided	$770.6	$737.4	$33.2	4.5%
Costs for the fiscal year 2013 increased $33.2 million, or 4.5%, compared with the fiscal year 2012. Costs as a percentage of revenue for the fiscal year 2013 were 66.1%, an increase of 0.8%, from 65.3% for the fiscal year 2012. The costs above include assets impairments which were previously presented separately in our consolidated statement of income.
RMS costs increased $8.5 million, primarily the result of accelerated depreciation expense at our California facility, which contributed $13.5 million to the increase and the inclusion of Vital River, acquired in January 2013, which contributed $10.5 million to the increase, partially offset by declines in cost of products in our research models business due to lower volume. RMS costs as a percentage of revenue for the fiscal year 2013 were 64.9%, an increase of 2.9%, from 62.0% for the fiscal year 2012, the result of the lower revenue in our U.S., Europe and Japan research model business along with accelerated depreciation expense at our California facility.
DSA costs increased $14.6 million due to an increase in Safety Assessment costs as a result of increased revenues. DSA costs as a percentage of revenue for the fiscal year 2013 were 75.3%, a decrease of 0.8%, from 76.1% for the fiscal year 2012 due to higher volume of services provided and the benefit of efficiency initiatives.
Manufacturing costs increased $10.1 million, primarily as a result of higher EMD revenue. Manufacturing costs as a percentage of revenue for the fiscal year 2013 were 51.0%, a decrease of 0.8%, from 51.8% in the fiscal year 2012 as a result of leverage of fixed costs from higher revenue.
Selling, General and Administrative Expenses

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	$ Change	% Change
	(in millions, except percentages)
Research models and services	$60.0	$53.5	$6.5	12.1%
Discovery and safety assessment	49.7	49.8	(0.1)	(0.2)%
Manufacturing support	42.0	33.7	8.3	24.6%
Unallocated corporate	74.0	71.2	2.8	3.9%
Total selling, general and administrative	$225.7	$208.2	$17.5	8.4%
SG&A for the fiscal year 2013 increased $17.5 million, or 8.4%, compared with the fiscal year 2012. SG&A as a percentage of revenue for the fiscal year 2013 was 19.4%, an increase of 1.0%, from 18.4% for the fiscal year 2012.
The increase in RMS SG&A of $6.5 million was related to an increase of $2.2 million in compensation, benefits and other employee related expenses; an increase of $1.8 million in bad debt expense; an increase of $0.8 million in stock-based compensation expense; an increase of $0.8 million in severance charges; and an increase of $1.4 million in other expenses; partially offset by a decrease of $0.5 million in operating costs, including information technology and facility costs. RMS SG&A as a percentage of revenue for the fiscal year 2013 was 11.7%, an increase of 1.4%, from 10.3% for the fiscal year 2012.
DSA SG&A remained substantially flat year over year due to a decrease of $2.0 million in compensation, benefits and other employee related expenses and a decrease of $1.1 million in operating costs, including information technology and facilities costs; offset by an increase of $3.0 million in other expenses. DSA SG&A as a percentage of revenue for the fiscal year 2013 was 11.5%, a decrease of 0.7%, from 12.2% for the fiscal year 2012.
The increase in Manufacturing SG&A of $8.3 million was primarily related to an increase of $5.1 million in compensation, benefits and other employee related expenses; an increase of $1.0 million in bad debt expense; an increase of $0.9 million in operating costs, including information technology and facility expenses; and an increase of $1.3 million in other expenses. Manufacturing SG&A as a percentage of revenue for the fiscal year 2013 was 18.9%, an increase of 2.0%, from 16.9% for the fiscal year 2012.
The increase in unallocated corporate SG&A of $2.8 million was related to an increase of $3.1 million in compensation, benefits and other employee related expenses; an increase of $1.7 million in stock-based compensation; and an increase of $1.2 million in external consulting and other service expense; partially offset by a decrease of $2.0 million of costs associated with the evaluation and integration of acquisitions; a decrease of $1.0 million decrease in information technology related expenses; and a decrease of $0.2 million in other expenses.

Amortization of Intangible Assets Amortization of intangibles for the fiscal year 2013 was $17.8 million, a decrease of $0.3 million, or 1.7%, from $18.1 million for the fiscal year 2012.
Interest Income Interest income, which represents earnings on held cash, cash equivalents, and time deposits, was $0.7 million for the fiscal year 2013, an increase of $0.1 million, or 16.7%, compared to $0.6 million for the fiscal year 2012.

Interest Expense Interest expense for the fiscal year 2013 was $21.0 million, a decrease of $12.3 million, or 36.9%, compared to $33.3 million for the fiscal year 2012. The decrease was due to lower interest rates on our debt as a result of our debt refinancing in May 2013 and the associated retirement of our senior convertible debentures in fiscal year 2013.
Other Income (Expense), Net Other income (expense), net was $7.2 million for the fiscal year 2013, an increase of $10.5 million, or 318.2%, compared to $(3.3) million for the fiscal year 2012. The increase in other income (expense), net was driven by our investments in limited partnerships accounted for under the equity method.
Income Taxes Income tax expense for the fiscal year 2013 increased $5.3 million, compared with the fiscal year 2012. Our effective tax rate was 23.8% in the fiscal year 2013, compared to 21.3% in the fiscal year 2012. The increase of 2.5% in the effective tax rate for the fiscal year 2013 was primarily attributable to a discrete tax detriment of $2.0 million due to an adjustment related to the ongoing transfer pricing controversy with the CRA, a reduction in research and development tax benefits by $1.8 million arising from the adoption of a new refundable research and development credit provided for in a U.K. tax law change that was enacted in the fiscal year 2013, $1.4 million of costs from a new French tax law enacted in the fiscal year 2013 that applied retroactively to the fiscal year 2012 that limits the deductibility of interest by our French affiliates, and a discrete tax cost of $0.5 million related to nondeductible transaction costs incurred in 2012 for the acquisition of Vital River, which closed in the first quarter of the fiscal year 2013. These costs were partially offset by increased benefits from the domestic production deduction of $0.6 million and reduced unbenefitted tax losses of $0.6 million. The fiscal year 2012 effective tax rate reflects a benefit from the settlement of the tax litigation related to the 2003 and 2004 SR&ED credits claimed by our Safety Assessment services facility in Montreal.

Liquidity and Capital Resources
We currently require cash to fund our working capital needs, pension obligations, capital expansion, and acquisitions and pay our debt obligations. Our principal sources of liquidity have been our cash flows from operations, supplemented by long-term borrowings. Based on our current business plan, we believe that our existing funds, when combined with cash generated from operations and our access to financing resources, are sufficient to fund our operations for the foreseeable future.

The following table presents our cash and cash equivalents and time deposits held in the U.S. and by foreign subsidiaries:

	December 27, 2014	December 28, 2013
	(in millions)
Cash and cash equivalents
Held in the U.S.	$10.0	$8.0
Held by non-U.S. subsidiaries	150.0	147.9
Total cash and cash equivalents	160.0	155.9
Time deposits held in the U.S.	2.8	—
Time deposits held by non-US subsidiaries	13.4	11.2
Total cash and cash equivalents and time deposits	$176.2	$167.1
Borrowings
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

Amounts outstanding under the $970M Credit Facility were as follows as of December 27, 2014 and December 28, 2013:

	December 27, 2014	December 28, 2013
	(in millions)
Term loans	$378.0	$409.5
Revolving credit facility	375.5	253.3
Total	$753.5	$662.8

Repurchases of Common Stock
In July 2010, our Board of Directors authorized a $500.0 million stock repurchase program, and subsequently approved increases for an aggregate authorization of $1,150.0 million. During the fiscal year 2014, we repurchased approximately 2,093,000 shares at a cost of $110.6 million. At December 27, 2014, we had $178.5 million remaining on the authorized stock repurchase program.

Cash Flows
The following table presents our net cash provided by operating activities:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in millions)
Income from continuing operations	$129.9	$105.4	$102.1
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities	126.0	129.0	131.7
Changes in assets and liabilities	(3.8)	(25.4)	(25.8)
Net cash provided by operating activities	$252.1	$209.0	$208.0
The increases in cash provided by operating activities from the fiscal years 2013 to 2014 and from the fiscal years 2012 to 2013 were due to increases in our income from continuing operations with the net effect of changes in assets and liabilities and adjustments to net income from continuing operations. Our days sales outstanding, which includes deferred revenue as an offset to accounts receivable in the calculation, was 52 days as of December 27, 2014, compared to 56 days as of December 28, 2013 and 51 days as of December 29, 2012.

The following table presents our net cash used in investing activities:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in millions)
Acquisition of businesses and assets, net of cash acquired	$(234.3)	$(29.2)	$(16.9)
Capital expenditures	(56.9)	(39.1)	(47.5)
Investments, net	(5.6)	(6.0)	6.6
Other, net	(1.2)	0.3	2.8
Net cash used in investing activities	$(298.0)	$(74.0)	$(55.0)
The primary use of cash in investing activities in the fiscal year 2014 was our acquisition of Argenta and BioFocus for $182.5 million, cash paid net of cash acquired, and of ChanTest for $51.1 million, cash paid net of cash acquired. The primary use of cash in the fiscal year 2013 was our acquisition of 75% of Vital River for $24.2 million, net of cash acquired, and of an EMD products and service provider in Singapore for $4.9 million. During the fiscal year 2012, we acquired Accugenix, which is part of our EMD business, for $16.9 million, net of cash acquired.

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in millions)
Proceeds from long-term debt and revolving credit agreement	$298.9	$511.8	$74.1
Proceeds from exercises of stock options	73.7	93.8	18.4
Payments on long-term debt, capital lease obligation and revolving credit agreement	(194.5)	(523.3)	(140.3)
Purchase of treasury stock	(122.0)	(165.9)	(64.2)
Other, net	5.3	(0.6)	0.9
Net cash provided by (used in) financing activities	$61.4	$(84.2)	$(111.1)
For the fiscal year 2014, cash provided by financing activities reflected net borrowings of $104.4 million and proceeds from exercises of employee stock options of $73.7 million, partially offset by treasury stock purchases of $122.0 million made pursuant to our authorized stock repurchase program. For the fiscal year 2013, cash used in financing activities reflected net debt repayments of $11.5 million and treasury stock purchases of $165.9 million, partially offset by proceeds from exercises of employee stock options of $93.8 million. For the fiscal year 2012, cash used in financing activities reflected net debt repayments of $66.2 million and treasury stock purchases of $64.2 million, partially offset by proceeds from exercises of employee stock options of $18.4 million.

Contractual Commitments and Obligations

Minimum future payments of our contractual obligations at December 27, 2014 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(in millions)
Notes payable (1)	$753.8	$31.7	$115.5	$606.6	$—
Operating leases (2)	44.9	12.1	17.2	7.8	7.8
Build-to-suit leases (3)	68.6	2.0	5.4	5.4	55.8
Capital leases	1.0	0.2	0.8	—	—
Pension and supplemental retirement benefits (4)	128.8	7.5	27.9	25.0	68.4
Redeemable noncontrolling interest (5)	28.4	—	28.4	—	—
Commitment to limited partnership investments accounted for under the equity method (6)	45.4	45.4	—	—	—
Contingent consideration (7)	10.5	6.7	3.8	—	—
Total contractual cash obligations	$1,081.4	$105.6	$199.0	$644.8	$132.0

(1)	Notes payable includes the principal payments on our debt.

(2)
We lease properties and equipment for use in our operations. In addition to rent, the leases may require us to pay additional amounts for taxes, insurance, maintenance and other operating expenses. Amounts reflected within the table, detail future minimum rental commitments under non-cancellable operating leases for each of the periods presented.

(3)
In the fiscal year 2014, we acquired a build-to-suit lease as part of our acquisition of Argenta and BioFocus. In accordance with accounting guidance applicable to entities involved with the construction of an asset that will be leased when the construction is completed, we are considered the owner of this property during the construction period. Accordingly, we recorded an asset and a corresponding financing obligation on our consolidated balance sheet for the amount of costs incurred related to the construction for this building. The construction is expected to be completed in the first half of the fiscal year 2015. Upon completion of the building, we will assess and determine if the assets and corresponding liability should be derecognized. As of December 27, 2014, the amount recorded within our consolidated balance sheet as property, plant and equipment and financing obligation totaled $23.1 million. The amounts in the above table represent future minimum rental commitments.

(4)
We maintain defined benefit pension plans and other postretirement benefit plans as discussed in Note 10, "Employee Benefit Plans" included in this report. In the above table we have included the discounted estimated benefit payments we expect to make to fund our pension and other postretirement benefit plans. We note that actual payments to the pension and other postretirement benefit plans are dependent on a number of factors that may change in future years; such as expected retirement age, rate of compensation increases, medical trend rates, mortality assumptions, etc.  Our funding for pension plans is consistent with applicable laws and regulations.

(5)
The estimated cash obligation for redeemable noncontrolling interest, which is exercisable by the non-controlling interest holders in 2016 at fair value, is based on the estimated fair value of the interest as of December 27, 2014.

(6)	The timing of the remaining capital commitment payments to limited partnership investments is subject to the procedures of the general partner and is therefore estimated by management.

(7)
In connection with our purchase of Argenta and BioFocus, VivoPath and ChanTest, we agreed to make additional payments of up to $10.5 million based upon the achievement of certain financial targets. The contingent consideration obligation included in the table above has not been probability adjusted or discounted.

Tax Related Obligations
We excluded liabilities pertaining to uncertain tax positions from our summary of contractual obligations presented above as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 27, 2014, we have $34.6 million of liabilities associated with uncertain tax positions.

Off-Balance Sheet Arrangements
We do not have any relationships with entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements, including "off-balance sheet arrangements" as described in SEC Regulation S-K Item 303. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.

Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of December 27, 2014, our debt portfolio was comprised primarily of floating interest rate borrowings. A 100-basis point increase in interest rates would increase our annual pre-tax interest expense by approximately $9.3 million.

Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations and cash flows.

While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. In particular, as the U.S. dollar strengthens against other currencies the value of our non-U.S. revenue will decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expense which will also decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies the value of the non-U.S. revenue and expenses will increase when reported in U.S. dollars.

We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
During 2014, we utilized foreign exchange contracts, principally to hedge certain balance sheet exposures resulting from currency fluctuations. No foreign currency contracts were open at December 27, 2014.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Charles River Laboratories International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of Charles River Laboratories International, Inc. and its subsidiaries at December 27, 2014 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 17, 2015

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Service revenue	$797,765	$689,166	$661,586
Product revenue	499,897	476,362	467,944
Total revenue	1,297,662	1,165,528	1,129,530
Costs and expenses:
Cost of services provided	558,578	497,876	479,742
Cost of products sold	266,424	272,750	257,707
Selling, general and administrative	269,033	225,695	208,248
Amortization of intangible assets	25,957	17,806	18,068
Operating income	177,670	151,401	165,765
Other income (expense):
Interest income	1,154	730	589
Interest expense	(11,950)	(20,969)	(33,342)
Other income (expense), net	10,721	7,165	(3,266)
Income from continuing operations, before income taxes	177,595	138,327	129,746
Provision for income taxes	47,671	32,911	27,628
Income from continuing operations, net of income taxes	129,924	105,416	102,118
Loss from discontinued operations, net of income taxes	(1,726)	(1,265)	(4,252)
Net income	128,198	104,151	97,866
Less: Net income attributable to noncontrolling interests	(1,500)	(1,323)	(571)
Net income attributable to common shareholders	$126,698	$102,828	$97,295
Earnings (loss) per common share
Basic:
Continuing operations attributable to common shareholders	$2.76	$2.18	$2.12
Discontinued operations	$(0.04)	$(0.03)	$(0.09)
Net income attributable to common shareholders	$2.72	$2.15	$2.03
Diluted:
Continuing operations attributable to common shareholders	$2.70	$2.15	$2.10
Discontinued operations	$(0.04)	$(0.03)	$(0.09)
Net income attributable to common shareholders	$2.66	$2.12	$2.01

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Net income	$128,198	$104,151	$97,866
Foreign currency translation adjustment	(48,955)	(15,322)	5,318
Unrealized gains on marketable securities	—	—	921
Defined benefit plan (losses) gains and prior service costs not yet recognized as components of net periodic pension cost (Note 10):
Prior service cost and (losses) gains for the period	(42,236)	19,293	(8,634)
Amortization of prior service costs and net gains and losses	1,234	3,017	2,772
Comprehensive income, before income taxes	38,241	111,139	98,243
Income tax expense (benefit) related to items of other comprehensive income (Note 8)	(9,897)	7,805	(1,677)
Comprehensive income, net of income taxes	48,138	103,334	99,920
Less: Comprehensive income related to noncontrolling interests	1,044	1,752	615
Comprehensive income attributable to common shareholders	$47,094	$101,582	$99,305

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 27, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$160,023	$155,927
Trade receivables, net	257,991	220,630
Inventories	89,043	89,396
Other current assets	99,841	86,597
Total current assets	606,898	552,550
Property, plant and equipment, net	676,797	676,182
Goodwill	321,077	230,701
Other intangible assets, net	178,875	84,537
Deferred tax asset	23,193	26,822
Other assets	78,352	61,964
Total assets	$1,885,192	$1,632,756
Liabilities and Equity
Current liabilities:
Current portion of long-term debt and capital leases	$31,904	$21,437
Accounts payable	33,815	31,770
Accrued compensation	71,569	58,461
Deferred revenue	78,124	54,177
Accrued liabilities	67,380	56,712
Other current liabilities	11,079	22,546
Current liabilities of discontinued operations	2,299	1,931
Total current liabilities	296,170	247,034
Long-term debt and capital leases	745,958	642,352
Other long-term liabilities	130,361	70,632
Long-term liabilities of discontinued operations	8,357	8,080
Total liabilities	1,180,846	968,098
Commitments and contingencies (Notes 2, 7, 9 and 12)
Redeemable noncontrolling interest	28,419	20,581
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 84,503 shares issued and 47,327 shares outstanding at December 27, 2014 and 82,523 shares issued and 47,554 shares outstanding at December 28, 2013	845	825
Additional paid-in capital	2,307,640	2,206,155
Accumulated deficit	(138,775)	(265,473)
Treasury stock, at cost, 37,176 shares and 34,969 shares at December 27, 2014 and December 28, 2013, respectively	(1,423,260)	(1,305,880)
Accumulated other comprehensive income (loss)	(74,247)	5,357
Total equity attributable to common shareholders	672,203	640,984
Noncontrolling interests	3,724	3,093
Total equity and redeemable noncontrolling interest	704,346	664,658
Total liabilities, equity and redeemable noncontrolling interest	$1,885,192	$1,632,756

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Cash flows relating to operating activities
Net income	$128,198	$104,151	$97,866
Less: Loss from discontinued operations	(1,726)	(1,265)	(4,252)
Income from continuing operations	129,924	105,416	102,118
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	96,445	96,636	81,275
Amortization of debt issuance costs and discounts	1,725	9,561	17,622
Impairment charges	582	4,202	3,548
Stock-based compensation	31,035	24,542	21,855
Deferred income taxes	7,060	(846)	1,311
(Gain) loss on investments in limited partnerships	(9,301)	(5,864)	618
Other, net	(1,564)	755	5,519
Changes in assets and liabilities:
Trade receivables	(28,088)	(19,492)	(16,266)
Inventories	(2,956)	(1,571)	785
Other assets	(5,145)	2,421	(117)
Accounts payable	4,599	(7,080)	(3,257)
Accrued compensation	13,631	11,926	4,612
Deferred revenue	22,244	(3,297)	(915)
Accrued liabilities	8,284	759	(7,050)
Taxes payable and prepaid taxes	(7,090)	(3,054)	2,331
Other liabilities	(9,253)	(5,969)	(5,983)
Net cash provided by operating activities	252,132	209,045	208,006
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(234,267)	(29,218)	(16,861)
Capital expenditures	(56,925)	(39,154)	(47,534)
Purchases of investments	(26,648)	(17,566)	(18,537)
Proceeds from sale of investments and distributions from investments in limited partnerships	21,000	11,584	25,156
Other, net	(1,150)	307	2,786
Net cash used in investing activities	(297,990)	(74,047)	(54,990)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	298,920	511,804	74,116
Proceeds from exercises of stock options	73,688	93,789	18,359
Payments on long-term debt, capital lease obligations and revolving credit agreement	(194,536)	(523,304)	(140,347)
Purchase of treasury stock	(122,018)	(165,932)	(64,189)
Other, net	5,360	(594)	940
Net cash provided by (used in) financing activities	61,414	(84,237)	(111,121)
Discontinued operations
Net cash used in operating activities from discontinued operations	(1,081)	(1,906)	(106)
Effect of exchange rate changes on cash and cash equivalents	(10,379)	(2,613)	(1,009)
Net change in cash and cash equivalents	4,096	46,242	40,780
Cash and cash equivalents, beginning of period	155,927	109,685	68,905
Cash and cash equivalents, end of period	$160,023	$155,927	$109,685

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Supplemental cash flow information:
Cash paid for income taxes	$29,704	$19,139	$17,032
Cash paid for interest	$10,199	$12,029	$15,145
Non-cash investing and financing activities:
Capitalized interest	$1,032	$243	$467
Additions to property, plant and equipment, net	$4,355	6,960	2,778
Assets acquired under capital lease	$18,690	—	69

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
		Shares	Amount				Shares	Amount
December 31, 2011	$—	78,474	$785	$2,056,921	$(465,596)	$4,593	29,598	$(1,071,120)	$525,583	$1,780	$527,363
Components of comprehensive income, net of income taxes:
Net income	—	—	—	—	97,295	—	—	—	97,295	571	97,866
Other comprehensive income	—	—	—	—	—	2,010	—	—	2,010	44	2,054
Total comprehensive income	—								99,305	615	99,920
Tax benefit associated with stock issued under employee compensation plans	—	—	—	125	—	—	—	—	125	—	125
Issuance of stock under employee compensation plans	—	1,134	11	18,415	—	—	—	—	18,426	—	18,426
Acquisition of treasury shares	—	—	—	—	—	—	1,790	(64,489)	(64,489)	—	(64,489)
Stock-based compensation	—	—	—	21,855	—	—	—	—	21,855	—	21,855
December 29, 2012	—	79,608	796	2,097,316	(368,301)	6,603	31,388	(1,135,609)	600,805	2,395	603,200
Components of comprehensive income, net of income taxes:
Net income	687	—	—	—	102,828	—	—	—	102,828	636	103,464
Other comprehensive income (loss)	367	—	—	—	—	(1,246)	—	—	(1,246)	62	(1,184)
Total comprehensive income	1,054								101,582	698	102,280
Redeemable noncontrolling interest acquired in business acquisition	8,963	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interest to fair value	10,564	—	—	(10,564)	—	—	—	—	(10,564)	—	(10,564)
Tax benefit associated with stock issued under employee compensation plans	—	—	—	1,069	—	—	—	—	1,069	—	1,069
Issuance of stock under employee compensation plans	—	2,915	29	93,792	—	—	—	—	93,821	—	93,821
Acquisition of treasury shares	—	—	—	—	—	—	3,581	(170,271)	(170,271)	—	(170,271)
Stock-based compensation	—	—	—	24,542	—	—	—	—	24,542	—	24,542
December 28, 2013	20,581	82,523	825	2,206,155	(265,473)	5,357	34,969	(1,305,880)	640,984	3,093	644,077
Components of comprehensive income, net of income taxes:
Net income	855	—	—	—	126,698	—	—	—	126,698	645	127,343
Other comprehensive loss	(442)	—	—	—	—	(79,604)	—	—	(79,604)	(14)	(79,618)
Total comprehensive income	413								47,094	631	47,725
Adjustment of redeemable noncontrolling interest to fair value	7,425	—	—	(7,425)	—	—	—	—	(7,425)	—	(7,425)
Tax benefit associated with stock issued under employee compensation plans	—	—	—	4,301	—	—	—	—	4,301	—	4,301
Issuance of stock under employee compensation plans	—	1,980	20	73,574	—	—	—	—	73,594	—	73,594
Acquisition of treasury shares	—	—	—	—	—	—	2,207	(117,380)	(117,380)	—	(117,380)
Stock-based compensation	—	—	—	31,035	—	—	—	—	31,035	—	31,035
December 27, 2014	$28,419	84,503	$845	$2,307,640	$(138,775)	$(74,247)	37,176	$(1,423,260)	$672,203	$3,724	$675,927
See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
Charles River Laboratories International, Inc. (the Company), together with its subsidiaries, is a full service, early-stage contract research organization (CRO). The Company has built upon its core competency of laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of discovery and safety assessment services, both Good Laboratory Practice (GLP) and non-GLP, that are able to support its clients from target identification through preclinical development. The Company also provides a suite of products and services to support its clients’ manufacturing activities.

Principles of Consolidation
The Company's consolidated financial statements reflect its financial statements and those of its wholly-owned and majority-owned subsidiaries. For consolidated entities in which the Company owns or is exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interests in its consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. Intercompany balances and transactions are eliminated in consolidation.

The Company's fiscal year is the twelve-month period ending the last Saturday in December.

Reclassifications
Certain reclassifications have been made to prior year statements to conform to the current year presentation. These reclassifications have no impact on period reported net income or cash flow.

Segment Reporting
During the quarter ended June 28, 2014, following its acquisition of the CRO services division of Galapagos N.V. (Argenta and BioFocus), the Company revised its reportable segments to ensure alignment with the Company's view of the business. The Company reviewed the new and existing markets addressed by the business, the recently revised go-to-market strategy, long-term operating margins, and the discrete financial information available to its Chief Operating Decision Maker, and considered how its businesses aggregate based on these qualitative and quantitative factors. Based on this review, the Company identified three reportable segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA) and Manufacturing Support (Manufacturing). The Company reported segment results on this basis for the current period and retrospectively for all comparable prior periods.

The revised reportable segments are as follows:

Research Models and Services	Discovery and Safety Assessment	Manufacturing Support
Research Models	Discovery Services (2)	Endotoxin and Microbial Detection (EMD)
Research Model Services (1)	Safety Assessment	Avian Vaccine Services
Biologics Testing Solutions
(1) Research Model Services includes Genetically Engineered Models and Services (GEMS), Research Animal Diagnostic Services (RADS), and Insourcing Solutions (IS).
(2) Discovery Services includes both the In Vivo Discovery business, and the Early Discovery business. Early Discovery includes Argenta and BioFocus, which were acquired in April 2014, and ChanTest Corporation (ChanTest), which was acquired in October 2014.

Prior to recasting the reportable segments, the businesses were reported in two segments as follows:

Research Models and Services	Preclinical Services
Research Models (3)	Discovery Services
Research Model Services (4)	Safety Assessment
Endotoxin and Microbial Detection	Biologics Testing Solutions
(3) Research Models included Avian Vaccine Services.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Research Model Services included GEMS, RADS, IS and Discovery Research Services. As part of the segment revisions, the former Discovery Research Services was folded into the Company’s Discovery Services business, previously located under the Preclinical Services segment.

Use of Estimates
The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP) requires that the Company makes estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Cash and Cash Equivalents
Cash equivalents include money market funds and time deposits with remaining maturities at the purchase date of three months or less.

Trade Receivables, Net
The Company records trade receivables net of an allowance for doubtful accounts. An allowance for doubtful accounts is established based on historical collection information, a review of major client accounts receivable balances and current economic conditions in the geographies in which it operates. Amounts determined to be uncollectible are charged or written off against the allowance.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade receivables. The Company places cash and cash equivalents and investments in various financial institutions with high credit rating and limits the amount of credit exposure to any one financial institution. Trade receivables are primarily from clients in the pharmaceutical and biotechnology industries, as well as academic and government institutions. Concentrations of credit risk with respect to trade receivables, which are typically unsecured, are limited due to the wide variety of customers using the Company's products and services as well as their dispersion across many geographic areas. No single client accounted for more than 5% of revenue or trade receivables for any period presented.

Fair Value Measurements
The accounting standard for fair value measurements defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and requires detailed disclosures about fair value measurements. Under this standard, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy:

•	Level 1 - Fair values are determined utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access;

•
Level 2 - Fair values are determined by utilizing quoted prices for identical or similar assets and liabilities in active markets or other market observable inputs such as interest rates, yield curves and foreign currency spot rates;

•	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The fair value hierarchy level is determined by asset or liability class based on the lowest level of significant input. The observability of inputs may change for certain assets or liabilities. This condition could cause an asset or liability to be reclassified between levels.
Valuation methodologies used for assets and liabilities measured or disclosed at fair value are as follows:

•	Cash equivalents- Valued at quoted market prices determined through third party pricing services.

•	Life insurance policies- Valued at cash surrender value based on fair value of underlying investments.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Redeemable noncontrolling interest- Valued primarily using the income approach based on estimated future cash flows of the underlying business based on the Company's projected financial data discounted by a weighted average cost of capital.

•	Contingent consideration- Valued based on a probability-weighting of the future cash flows associated with the potential outcomes.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined on the average cost method for the small model business and first-in-first-out for the Company's large model and EMD businesses. For the small model business, cost includes direct materials such as feed and bedding, costs of personnel directly involved in the care of the models, and an allocation of facility overhead. For the large model business, cost is primarily the external cost paid to acquire the model. Certain businesses value inventory based on standard costs, which are periodically compared to and adjusted to actual costs. Inventory costs are charged to cost of revenue in the period the products are sold to an external party. The Company analyzes its inventory levels on a quarterly basis and writes down inventory that is determined to be damaged, obsolete or otherwise unmarketable, with a corresponding charge to cost of products sold.

Property, Plant and Equipment, Net
Property, plant and equipment, including improvements that significantly add to productive capacity or extend useful life, are carried at cost and are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The cost of normal, recurring, or periodic repairs and maintenance activities related to property, plant and equipment is expensed as incurred. In addition, the Company capitalizes certain internal use computer software development costs.

Interest costs incurred during the construction of major capital projects are capitalized until the underlying asset is ready for its intended use, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset.

The Company generally depreciates the cost of its property, plant and equipment using the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated useful lives
(in years)
Land	Indefinite
Buildings	20 - 40
Machinery and equipment	3 - 20
Furniture and fixtures	5 - 10
Computer hardware and software	3 - 8
Vehicles	3 - 5
Leasehold improvements	Lesser of useful life or lease term

When the Company disposes of property, plant and equipment, it removes the associated cost and accumulated depreciation from the related accounts on its consolidated balance sheet and includes any resulting gain or loss in its consolidated statement of income.

Business Combinations
The Company accounts for acquisitions as business combinations under the acquisition method of accounting. The Company allocates the amounts that it pays for each acquisition to the assets it acquires and liabilities it assumes based on their fair values at the dates of acquisition, including identifiable intangible assets. The Company bases the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions determined by management and which consider management's best estimates of inputs and assumptions that a market participant would use.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent Consideration
The consideration for the Company’s acquisitions often includes future payments that are contingent upon the occurrence of a particular event. The Company records an obligation for such contingent payments at fair value on the acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and thus likelihood of making related payments. The Company revalues these contingent consideration obligations each reporting period. Changes in the fair value of the contingent consideration obligations are recognized within our consolidated statements of income as a component of selling, general and administrative expenses. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates and changed in the assumed probabilities of successful achievement of certain financial targets.

Discount rates in the Company’s valuation models represent a measure of the credit risk associated with settling the liability. The period over which the Company discounts its contingent obligations is typically based on when the contingent payments would be triggered. These fair value measurements are based on significant inputs not observable in the market. See Note 5, "Fair Value," in the accompanying notes to consolidated financial statements for additional information.

Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but reviewed for impairment on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company's reporting units below their carrying amounts.

The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step impairment test. If the Company elects this option and believes, as a result of the qualitative assessment, that it is more-likely-than-not that the carrying value of goodwill is not recoverable, the quantitative two-step impairment test is required; otherwise, no further testing is required. Alternatively, the Company may elect to not first assess qualitative factors and immediately perform the quantitative two-step impairment test. In the first step, the Company compares the fair value of its reporting units to their carrying values. If the carrying values of the net assets assigned to the reporting units exceed the fair values of the reporting units, then the second step of the impairment test is performed in order to determine the implied fair value of the Company’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

Long-Lived Assets
Long-lived assets to be held and used, including property, plant and equipment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable.

Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their fair values.

Long-lived assets to be disposed of are carried at fair value less costs to sell.

Limited Partnerships
The Company invests in several venture capital limited partnerships that invest in start-up companies primarily in the life sciences industry. Our ownership interest in these limited partnerships ranges from 3.8% to 12.0%. As of December 27, 2014, the total commitment to these entities was $65.0 million, of which $19.6 million has been funded. Due to the percentage of ownership, the Company accounts for such investments under the equity method of accounting, whereby its portion of the investment gains and losses, as reported in the fund's financial statements on a quarterly lag each reporting period, is recorded in other income, net. In addition, the Company adjusts the carrying value of these investments to reflect its estimate of changes to fair value since the fund's financial statements based information from the fund's management team, market prices of known public holdings of the fund and other information. During the fiscal years 2014, 2013 and 2012, the Company recognized gains (losses) related to these investments of $9.3 million, $5.9 million, $(0.6) million, respectively. The Company received distributions of $7.4 million in 2014. No distributions were made to the Company in 2013 or 2012.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Life Insurance Contracts
Investments in life insurance contracts are recorded at cash surrender value. The initial investment at the transaction price is recognized and remeasured based on fair value of underlying investments or contractual value each reporting period. Investments in and redemptions of these life insurance contracts are reported as cash flows from investing activities in the consolidated statement of cash flows. At December 27, 2014 and December 28, 2013, the Company held 40 and 30 contracts, respectively, with a face value of $68.2 million and $67.5 million, respectively.

Restructuring and Contract Termination Costs
The Company makes estimates and judgments regarding the amount and timing of our restructuring expense and liability, including current and future period termination benefits, lease termination costs, and other exit costs to be incurred when related actions take place. The Company also assesses the recoverability of certain long-lived assets employed in the business and, in certain instances, shortens the expected useful life of the assets based on changes in their expected use. When the Company determines that the useful lives of assets are shorter than we had originally estimated, it records additional depreciation to reflect the assets’ new shorter useful lives. Severance and other related costs and asset-related charges are reflected within the Company’s consolidated statement of income as a component of cost of revenue or selling, general and administrative expenses.

Stock-Based Compensation
The Company grants stock options, restricted stock, restricted stock units and performance share units (PSUs) to employees and stock options and restricted stock to non-employee directors under stock-based compensation plans. Stock-based compensation is recognized as an expense in the consolidated financial statements based on the grant date fair value, adjusted for estimated forfeitures, over the requisite service period.
For stock options, restricted stock and restricted stock units that vest based on service conditions, the Company uses the straight-line method to allocate compensation expense to reporting periods. The Company records the expense for PSU grants subject to performance and/or market conditions using the accelerated attribution method over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the relative satisfaction of the performance conditions as of the reporting date.
The fair value of stock options granted is calculated using the Black-Scholes option-pricing model and the fair value of PSUs is estimated using a lattice model with a Monte Carlo simulation, both of which require the use of subjective assumptions including volatility and expected term, among others. The expected volatility assumption is typically determined using the historical volatility of the Company's common stock over the expected life of the stock-based award. The expected term is determined using historical option exercise activity. The fair value of restricted stock and restricted stock units is based on the market value of the Company’s common stock on the date of grant.

Revenue Recognition
The Company recognizes revenue when all of the following conditions are satisfied: persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the price to the customer is fixed or determinable, and collectibility is reasonably assured.
Service revenue is generally evidenced by client contracts, which range in duration from a few weeks to a few years and typically take the form of an agreed upon rate per unit or fixed fee arrangements. Such contracts typically do not contain acceptance provisions based upon the achievement of certain study or laboratory testing results. Revenue of agreed upon rate per unit contracts is recognized as services are performed, based upon rates specified in the contract. In cases where performance spans reporting periods, revenue of fixed fee contracts is recognized as services are performed, measured on the ratio of outputs or performance obligations completed to the total contractual outputs or performance obligations to be provided. Changes in estimated effort to complete the fixed fee contract are reflected in the period in which the change becomes known. Changes in scope of work are common, especially under long-term contracts, and generally result in a change in contract value. Once the client has agreed to the changes in scope and renegotiated pricing terms, the contract value is amended and revenue is typically recognized as described above.
Billing schedules and payment terms are generally negotiated on a contract-by-contract basis. Payments received in excess of revenue recognized are recorded as deferred revenue. As the contracted services are subsequently performed and the associated revenue is recognized, the deferred revenue balance is reduced by the amount of revenue recognized during the period. In other

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cases, services may be provided and revenue is recognized before the client is invoiced. In these cases, revenue recognized will exceed amounts billed and the difference, representing amounts which are currently unbillable to the customer pursuant to contractual terms, is recorded as an unbilled receivable. Once the client is invoiced, the unbilled receivable is reduced for the amount billed, and a corresponding trade receivable is recorded.
Most contracts are terminable by the client, either immediately or upon notice. These contracts often require payment to the Company of expenses to wind down the project, fees earned to date or, in some cases, a termination fee. Such payments are included in revenues when earned.
The Company recognizes product revenue net of allowances for estimated returns, rebates and discounts when title and risk of loss pass to customers. When the Company sells equipment with specified acceptance criteria, it assesses its ability to meet the acceptance criteria in order to determine the timing of revenue recognition. The Company would defer revenue until completion of customer acceptance testing if it is not able to demonstrate the ability to meet such acceptance criteria.

Advertising Costs
Advertising costs are expensed as incurred. For the fiscal years 2014, 2013 and 2012, advertising costs totaled $1.3 million, $1.1 million and $0.9 million, respectively.
Income Taxes
The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements carrying amounts and their respective tax basis. The Company measures deferred tax assets and liabilities using the enacted tax rates expected to be in effect when the temporary differences are expected to be settled. The Company evaluates the realizability of its deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.

The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The Company evaluates uncertain tax positions on a quarterly basis and considers various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, information obtained during in process audit activities and changes in facts or circumstances related to a tax position. The Company also accrues for potential interest and penalties related to unrecognized tax benefits in income tax expense.

Translation of Foreign Currencies
The functional currency for each foreign subsidiary is their local currency. For the Company’s non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign exchange rates for the period. Adjustments resulting from the translation of the financial statements of our foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income, a separate component of equity.

Pension and Other Retiree Benefit Plans
The Company recognizes the funded status of its defined benefit pension and other postretirement benefit plans as an asset or liability. This amount is defined as the difference between the fair value of plan assets and the benefit obligation. The Company measures plan assets and benefit obligations as of the date of its fiscal year end.
The key assumptions used to calculate benefit obligations and related pension costs include expected long-term rate of return on plan assets, discount rate, and expected future rate of compensation increases. In addition, the Company's actuaries utilize other assumptions such as withdrawal and mortality rates. Assumptions are determined based on the Company's data and appropriate market indicators, and evaluated each year as of the plan's measurement date.
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the projected benefit obligations. In determining the expected long-term rate of return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The discount rate reflects the rate the Company would have to pay to purchase high-quality investments that would provide cash sufficient to settle its current pension obligations. In the fiscal year 2014, the Company selected the discount rate based on a cash-flow matching analysis using Towers Watson’s proprietary Bond:Link tool.  Prior to the fiscal year 2014, the Company employed a cash-flow matching methodology, which used the spot yield curve underlying the Citigroup Index. The refined estimation technique permits the Company to more closely match cash flows to the expected payments to participants than would be possible with the previously used yield curve model. This refinement reduced the Company's benefit obligations as of December 27, 2014 by $5.5 million.
The rate of compensation increase reflects the expected annual salary increases for the plan participants based on historical experience and the current employee compensation strategy.
The Company is required to recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses and prior service costs or credits that arise but were not previously required to be recognized as components of net periodic benefit cost. Other comprehensive income is adjusted as these amounts are later recognized in income as components of net periodic benefit cost.
In the fiscal year 2014, for the U.S. plans, the Company adopted new mortality tables (RP-2014) and a new mortality improvement scale (MP-2014), which increased the Company’s benefit obligations by $6.0 million as of December 27, 2014. The Company previously used the RP-2000 mortality tables with mortality improvements projected using Scale AA to 2021 for annuitants and to 2029 for non-annuitants. In addition, for the U.K. plans, the mortality table was updated to S2 Series (SAPS) using the CMI 2013 core projection with a 1.25% per annum long-term mortality improvement. This update increased the Company’s benefit obligations by $1.9 million as of December 27, 2014. Prior to the fiscal year 2014, the Company used the S1 Series (SAPS) mortality table and the CMI 2009 core projection with a 1.25% per annum long-term improvement. The new mortality information reflects improved life expectancies and an expectation that the trend will continue.
Earnings Per Share
Basic earnings per share are calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Except where the result would be antidilutive to income from continuing operations, diluted earnings per share is computed using the treasury stock method, assuming the exercise of stock options and the vesting of restricted stock awards, restricted stock units, or PSUs, as well as their related income tax effects.
New Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Losses Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The ASU requires an entity to present an unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss, or similar loss or tax credit carryforward, as opposed to a liability, unless certain circumstances exist. The ASU became effective during the Company’s first fiscal quarter of 2014 and the Company adopted its provisions retrospectively. The adoption of the ASU decreased net non-current deferred tax assets and decreased the associated long-term tax liabilities related to unrecognized tax benefits by $16.2 million and $11.9 million as of December 27, 2014 and December 28, 2013, respectively.

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The ASU is effective for annual and interim periods beginning after December 15, 2014. The Company does not expect the impact of the adoption of this standard to be material to its consolidated financial statements.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. BUSINESS ACQUISITIONS

ChanTest
In October 2014, the Company acquired ChanTest, a leading provider of ion channel testing services to the pharmaceutical and biotech industry. The acquisition augments the Company's early discovery capabilities and enhances the Company's ability to support clients' target discovery and lead optimization efforts. The preliminary purchase price of the acquisition was $59.3 million, including $0.3 million in contingent consideration. The aggregate, undiscounted amount of contingent consideration that could become payable is a maximum of $2.0 million. The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes. The purchase price is subject to an adjustment based on the final determined net working capital as of the closing date. The business is reported in the Company's DSA reportable segment as part of the Company's Early Discovery business.

The preliminary purchase price allocation of $52.1 million, net of $7.2 million in cash acquired, is as follows:

October 29, 2014
(in thousands)
Current assets (excluding cash)	4,648
Property, plant and equipment	1,579
Definite-lived intangible assets	23,920
Goodwill	34,927
Current liabilities	(3,515)
Long-term liabilities	(9,486)
Total purchase price allocation	$52,073

The breakout of definite-lived intangible assets acquired is as follows:

	October 29, 2014	Weighted average amortization life
	(in thousands)	(in years)
Client relationships	$19,000	13
Other intangible assets	4,920	9
Total definite-lived intangible assets	$23,920

The definite-lived intangibles are largely attributed to the expected cash flows related to client relationships existing at the acquisition closing date. The goodwill resulting from the transaction is primarily attributed to the potential growth of the business and is not deductible for tax purposes. The Company incurred transaction and integration costs in connection with the acquisition of $1.1 million during the fiscal year 2014, which are included in selling, general and administrative expenses.

VivoPath
In June 2014, the Company acquired substantially all of the assets of VivoPath LLC (VivoPath), a discovery service company specializing in the rapid, in vivo compound evaluation of molecules in the therapeutic areas of metabolism, inflammation and oncology. The preliminary purchase price was $2.3 million, including $1.6 million in contingent consideration, and was allocated primarily to the intangible assets acquired. The aggregate, undiscounted amount of contingent consideration that could become payable is a maximum of $2.4 million, payable over the next three years based on the achievement of revenue growth targets. The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes. The business is reported in the Company's DSA reportable segment as part of the Company's In Vivo Discovery business.

Argenta and BioFocus
On April 1, 2014, the Company acquired (1) 100% of the shares of the United Kingdom (U.K.) based entities Argenta and BioFocus, and (2) certain Dutch assets. These businesses have formed the core of the Company's Early Discovery business. With this acquisition, the Company has enhanced its position as a full service, early-stage CRO, with integrated in vitro and in vivo capabilities from target discovery through preclinical development. The preliminary purchase price of the acquisition was

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$191.3 million, including $0.9 million in contingent consideration. The acquisition was funded by cash on hand and borrowings on the Company's revolving credit facility. The purchase price includes payment for estimated working capital, which is subject to final adjustment based on the actual working capital of the acquired business. The businesses are reported in the Company's DSA reportable segment as part of the Company's Early Discovery business.
The contingent consideration is a one-time payment that could become payable based on the achievement of a revenue target for the twelve-month period following the acquisition. If achieved, the payment would become due in the second quarter of 2015. The aggregate, undiscounted amount of contingent consideration that the Company would pay is €5.0 million ($6.1 million as of December 27, 2014). The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes.
The preliminary purchase price allocation of $183.1 million, net of $8.2 million of cash acquired, was as follows:

April 1, 2014
(in thousands)
Current assets (excluding cash)	$31,257
Property, plant and equipment	21,008
Other long-term assets	11,549
Definite-lived intangible assets	104,270
Goodwill	66,330
Current liabilities	(14,299)
Long-term liabilities	(36,973)
Total purchase price allocation	$183,142
The purchase price allocations were prepared on a preliminary basis and are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. During the fiscal year 2014, the Company recorded measurement period adjustments related to the Argenta and BioFocus acquisition that resulted in an immaterial change to the purchase price allocation. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.
The breakout of definite-lived intangible assets acquired was as follows:

	April 1, 2014	Weighted average amortization life
	(in thousands)	(in years)
Client relationships	$94,000	18
Backlog	5,700	1
Trademark and trade names	1,170	3
Leasehold interests	1,000	13
Other intangible assets	2,400	19
Total definite-lived intangible assets	$104,270
The goodwill resulting from the transaction is primarily attributed to the potential growth in the Company's DSA businesses from customers introduced through Argenta and BioFocus, the assembled workforce of the acquired businesses and expected cost synergies. The goodwill attributable to Argenta and BioFocus is not deductible for tax purposes. The Company incurred transaction and integration costs in connection with the acquisition of $5.3 million during the fiscal year 2014 , which are included in selling, general and administrative expenses.
The following selected pro forma consolidated results of operations are presented as if the Argenta and BioFocus acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments, including amortization of intangible assets and depreciation of fixed assets of $3.7 million and other one-time costs. These pro forma consolidated results of operations are for informational purposes only and do not necessarily reflect the results of operations had the companies operated as one entity during the periods reported. No effect has been given for synergies, if any, that may have been realized through the acquisition.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in thousands, except per share amounts)
Revenue	$1,322,771	$1,249,649	$1,215,263
Net income	$128,195	98,508	85,902
Earnings per common share:
Basic	$2.75	$2.06	$1.79
Diluted	$2.70	$2.03	$1.77
These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future. Argenta and BioFocus revenue and operating income for the fiscal year 2014 are $71.4 million and $1.8 million, respectively.

EMD Singapore
In October 2013, the Company acquired 100% of an EMD products and service provider located in Singapore for $4.9 million in cash. The financial results of the acquired entity are included in the Manufacturing reportable segment as part of the Company's EMD business.

The purchase price allocation is as follows:

October 4, 2013
(in thousands)
Current assets (excluding cash)	$300
Property, plant and equipment	154
Definite-lived intangible assets	1,885
Goodwill	2,659
Current liabilities	(64)
Total purchase price allocation	$4,934

The breakout of definite-lived intangible assets acquired is as follows:

	October 4, 2013	Weighted average amortization life
	(in thousands)	(in years)
Client relationships	$1,870	8
Other intangible assets	15	2
Total definite-lived intangible assets	$1,885

The definite-lived intangibles are largely attributed to the expected cash flows related to client relationships existing at the acquisition closing date. The goodwill resulting from the transaction is primarily attributed to the potential growth of the business in Southeast Asia and is not deductible for tax purposes.

Vital River
In January 2013, the Company acquired a 75% ownership interest of Vital River, a commercial provider of research models and related services in China, for $24.2 million, net of $2.7 million of cash acquired. Vital River's financial results are included in the RMS reportable segment.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase price allocation is as follows:

January 4, 2013
(in thousands)
Current assets (excluding cash)	$3,092
Property, plant and equipment	10,468
Other long-term assets	2,242
Definite-lived intangible assets	16,954
Goodwill	16,989
Current liabilities	(11,303)
Long-term liabilities	(5,260)
Redeemable noncontrolling interest	(8,963)
Total purchase price allocation	$24,219

The breakout of definite-lived intangible assets acquired is as follows:

	January 4, 2013	Weighted average amortization life
	(in thousands)	(in years)
Client relationships	$14,741	12
Reacquired rights	2,053	1
Other intangible assets	160	3
Total definite-lived intangible assets	$16,954

The definite-lived intangibles are largely attributed to the expected cash flows related to client relationships existing at the acquisition closing date. In addition, the Company reacquired a right previously granted to the entity related to a royalty agreement for the distribution of products in China. The goodwill resulting from the transaction is primarily attributed to the potential growth of the business in China and is not deductible for tax purposes.

Concurrent with the acquisition, the Company entered into a joint venture agreement with the noncontrolling interest holders that provide the Company with the right to purchase the remaining 25% of the entity for cash at its then appraised value beginning in January 2016. Additionally, the noncontrolling interest holders were granted the right to require the Company to purchase the remaining 25% of the entity at its then appraised value beginning in January 2016 for cash. These rights are accelerated in certain events. As the noncontrolling interest holders can require the Company purchase the remaining 25% interest, the noncontrolling interest is classified in the mezzanine section of the consolidated balance sheet, which is above the equity section and below liabilities. The acquisition-date fair value of the noncontrolling interest was determined based on the fair value of the consideration exchanged for the 75% of Vital River. Subsequent to the acquisition, the noncontrolling interest carrying amount is adjusted to the fair value each quarter using an income approach. The income approach uses estimated future cash flows based on projected financial data discounted by a rate which considers the Company's weighted average cost of capital and the specific risks of achieving these cash flows. Adjustments to fair value are recorded through additional paid-in capital.

Accugenix
In August 2012, the Company acquired 100% of Accugenix Inc. (Accugenix) for $18.4 million in cash. Accugenix is a global provider of cGMP-compliant contract microbial identification testing. The acquisition strengthens the EMD portfolio of products and services by providing state-of-the-art microbial detection services for the biotechnology, pharmaceutical, and medical device manufacturing industries. Accugenix is based in the U.S. and is included in the Manufacturing reportable segment as part of the Company's EMD business.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase price allocation of $16.9 million, net of $1.5 million of cash acquired is as follows:

August 24, 2012
(in thousands)
Current assets (excluding cash)	$2,162
Property, plant and equipment	549
Definite-lived intangible assets	8,400
Goodwill	10,361
Current liabilities	(911)
Long-term liabilities	(3,700)
Total purchase price allocation	$16,861
The definite-lived intangible assets acquired are as follows:

	August 24, 2012	Weighted average amortization life
	(in thousands)	(in years)
Client relationships	$1,500	13
Propriety database	4,100	11
Standard operating procedures	2,500	4
Trademarks	300	12
Total definite-lived intangible assets	$8,400

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

3. RESTRUCTURING AND ASSET IMPAIRMENTS
Facilities
In the fiscal year 2014, the Company committed to plans to consolidate certain research model operations in the U.S., Japan, and Europe. As a result, the Company recorded $2.2 million of asset impairments and other charges and $4.3 million of accelerated depreciation related to certain facilities impacted by the consolidation plans. Also, in the fiscal year 2014, the Company recorded a gain of $1.0 million on the sale of a European facility.
In the fiscal year 2013, due to changes in real estate values in surrounding properties, the Company performed an impairment test on long-lived assets classified as held-for-use, which resulted in an asset impairment charge of $3.8 million, included in cost of revenue. The Company also implemented a plan to consolidate production in its U.S. research model facilities. As a result, the Company revised the useful lives of a research model building that was abandoned and recorded accelerated deprecation to cost of revenue of $13.5 million. The Company also implemented a plan to consolidate operations within a Biologics leased facility in the U.S. As a result, the Company revised the useful lives of certain leasehold improvements that were abandoned and recorded accelerated deprecation to cost of revenue of $1.9 million.
In the fiscal year 2012, the Company commenced a consolidation of certain research model operations in Europe. As a result, it recorded an impairment charge of $3.5 million to cost of revenue for the disposition of certain facilities. The Company continues to utilize some of the operations in a limited capacity. As a result, during the fiscal years 2014 and 2013, the Company recorded asset impairments of $0.3 million and $0.4 million, respectively, to cost of revenue related to the consolidation of the European operations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Staff Reductions
The following table rolls forward the Company's severance and retention cost liability:

	December 27, 2014	December 28, 2013	December 29, 2012
	(in thousands)
Balance, beginning of period	$2,782	$3,636	$3,374
Expense	7,792	3,223	2,576
Payments/Utilization	(7,908)	(4,077)	(2,314)
Balance, end of period	$2,666	$2,782	$3,636

The following table presents severance and retention costs by classification on the income statement:

	December 27, 2014	December 28, 2013	December 29, 2012
	(in thousands)
Severance charges included in cost of sales	$3,342	$1,477	$1,203
Severance charges included in selling, general and administrative	4,450	1,746	1,373
Total expense	$7,792	$3,223	$2,576

As of December 27, 2014 and December 28, 2013, $2.2 million and $1.5 million of severance and retention costs liability, respectively, was included in accrued compensation and $0.5 million and $1.3 million, respectively, was included in other long-term liabilities on the Company's consolidated balance sheets.
The following table presents severance and retention cost by reportable segment:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in thousands)
Research models and services	$4,593	$1,429	$1,015
Discovery and safety assessment	2,912	1,625	1,494
Manufacturing support	166	169	67
Corporate	121	—	—
Total expense	$7,792	$3,223	$2,576

4. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables, net is as follows:

	December 27, 2014	December 28, 2013
	(in thousands)
Client receivables	$219,118	$190,423
Unbilled revenue	43,780	35,184
Total	262,898	225,607
Less: Allowance for doubtful accounts	(4,907)	(4,977)
Trade receivables, net	$257,991	$220,630

Provisions to the allowance for doubtful accounts in the fiscal years 2014, 2013 and 2012 were $0.5 million, $1.3 million, and $0.9 million, respectively. Write offs against the allowance for doubtful accounts were insignificant in all periods presented.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of inventories is as follows:

	December 27, 2014	December 28, 2013
	(in thousands)
Raw materials and supplies	$15,416	$15,028
Work in process	11,802	11,715
Finished products	61,825	62,653
Inventories	$89,043	$89,396

The composition of other current assets is as follows:

	December 27, 2014	December 28, 2013
	(in thousands)
Prepaid assets	$26,900	$20,058
Deferred tax asset	27,644	29,889
Time deposits	16,167	11,158
Prepaid income tax	26,287	25,247
Restricted cash	2,552	245
Other	291	—
Other current assets	$99,841	$86,597

The composition of property, plant and equipment, net is as follows:

	December 27, 2014	December 28, 2013
	(in thousands)
Land	$40,314	$40,157
Buildings	682,495	694,074
Machinery and equipment	384,713	367,244
Leasehold improvements	37,270	37,959
Furniture and fixtures	22,577	24,013
Vehicles	3,967	3,859
Computer hardware and software	119,474	112,328
Construction in progress (1)	40,970	42,075
Total	1,331,780	1,321,709
Less: Accumulated depreciation	(654,983)	(645,527)
Property, plant and equipment, net	$676,797	$676,182
(1) Includes the leased facility under construction. See Note 7, "Long-Term Debt and Capital Lease Obligations."
Depreciation expense in the fiscal years 2014, 2013 and 2012 was $70.5 million, $78.8 million and $63.2 million, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of other assets is as follows:

	December 27, 2014	December 28, 2013
	(in thousands)
Deferred financing costs	$5,401	$7,126
Cash surrender value of life insurance policies	27,603	26,507
Investment in limited partnerships	27,047	17,911
Other assets	18,301	10,420
Other assets	$78,352	$61,964

The composition of other current liabilities is as follows:

	December 27, 2014	December 28, 2013
	(in thousands)
Accrued income taxes	$9,362	$18,773
Current deferred tax liability	1,484	1,960
Accrued interest and other	233	1,813
Other current liabilities	$11,079	$22,546

The composition of other long-term liabilities is as follows:

	December 27, 2014	December 28, 2013
	(in thousands)
Deferred tax liability	$30,816	$14,988
Long-term pension liability	45,135	16,219
Accrued Executive Supplemental Life Insurance Retirement Plan and Deferred Compensation Plan	33,007	28,708
Other long-term liabilities	21,403	10,717
Other long-term liabilities	$130,361	$70,632

5. FAIR VALUE
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 27, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$1,934	$—	$1,934
Life insurance policies	—	20,520	—	20,520
Total assets measured at fair value	—	22,454	—	22,454

Redeemable noncontrolling interest	—	—	28,419	28,419
Contingent consideration	—	—	2,828	2,828
Total liabilities measured at fair value	$—	$—	$31,247	$31,247

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 28, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$1,851	$—	$1,851
Life insurance policies	—	19,534	—	19,534
Total assets measured at fair value	—	21,385	—	21,385

Redeemable noncontrolling interest	—	—	20,581	20,581
Total liabilities measured at fair value	$—	$—	$20,581	$20,581
During the fiscal years 2014 and 2013, there were no transfers between fair value levels.
Redeemable Noncontrolling Interest
The following table provides a rollforward of the fair value of the Company's redeemable noncontrolling interest related to the acquisition of Vital River in January 2013. See Note 2, "Business Acquisitions."

	December 27, 2014	December 28, 2013
	(in thousands)
Beginning balance	$20,581	$—
Additions	—	8,963
Total gains or losses (realized/unrealized):
Net income attributable to noncontrolling interest	855	687
Foreign currency translation	(442)	367
Change in fair value included in additional paid-in capital	7,425	10,564
Ending balance	$28,419	$20,581
The significant unobservable inputs used in the fair value measurement of the Company’s redeemable noncontrolling interest are the estimated future cash flows based on projected financial data and discount rate of 18.5%. Significant changes in the timing or amounts of the estimated future cash flows would result in a significantly higher or lower fair value measurement. Significant increases or decreases in the discount rate would result in a significantly lower or higher fair value measurement, respectively.
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the acquisition of Argenta, BioFocus, VivoPath and ChanTest. See Note 2, "Business Acquisitions."

December 27, 2014
(in thousands)
Beginning balance	$—
Additions	2,678
Total gains or losses (realized/unrealized):
Change in fair value	150
Ending balance	$2,828

The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration are the probabilities of successful achievement of certain financial targets and a discount rate. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in the discount rate would result in a significantly lower or higher fair value measurement, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Instruments
The book value of the Company's term and revolving loans, which are variable rate loans carried at amortized cost, approximates their fair value based on current market pricing of similar debt. As the fair value is based on significant other observable inputs, including current interest and foreign currency exchange rates, it is deemed to be Level 2.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The changes in the gross carrying amount and accumulated impairment loss are as follows:

		Adjustments to Goodwill			Adjustments to Goodwill
	December 29, 2012	Acquisitions	Foreign Exchange	December 28, 2013	Acquisitions	Transfers	Foreign Exchange	December 27, 2014
	(in thousands)
Research Models and Services
Gross carrying amount	$63,139	$19,647	$765	$83,551	$—	(23,172)	(1,183)	59,196
Discovery and Safety Assessment
Gross carrying amount	1,150,470	—	1,680	1,152,150	102,171	(9,196)	(10,823)	1,234,302
Accumulated impairment loss	(1,005,000)	—	—	(1,005,000)	—	—	—	(1,005,000)
Manufacturing Support
Gross carrying amount	—	—	—	—		32,368	211	32,579
Total
Gross carrying amount	1,213,609			1,235,701				1,326,077
Accumulated impairment loss	(1,005,000)			(1,005,000)				(1,005,000)
Goodwill	$208,609			$230,701				321,077

In the second quarter of 2014, the Company revised its reportable segments to align with the view of the business following its acquisition of Argenta and BioFocus. See Note 1, "Description of Business and Summary of Significant Accounting Policies." As a result of this reorganization, goodwill was allocated from the Company's prior reportable segments to new reportable segments, as shown in the preceding table within "transfers." The allocation was based on the fair value of each business group within its original reporting unit relative to the fair value of that reporting unit. In addition, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment existed.

Based on the Company's step one goodwill impairment test for the fiscal years 2014, 2013 and 2012, the fair value of each reporting unit exceeded the reporting unit's book value and, therefore, goodwill was not impaired.

Other Intangible Assets
The following table displays the gross carrying amount and accumulated amortization of definite-lived intangible assets by major class:

	December 27, 2014			December 28, 2013
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
	(in thousands)
Backlog	$8,728	$(6,636)	$2,092	$2,916	$(2,507)	$409
Client relationships	379,339	(217,938)	161,401	311,507	(238,002)	73,505
Trademarks and trade names	6,603	(5,314)	1,289	5,399	(4,997)	402
Standard operating procedures	2,309	(1,642)	667	2,754	(1,498)	1,256
Other identifiable intangible assets	16,334	(6,346)	9,988	10,432	(4,905)	5,527
Total definite-lived intangible assets	$413,313	$(237,876)	$175,437	$333,008	$(251,909)	$81,099

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, as of both December 27, 2014 and December 28, 2013, other intangible assets, net included $3.4 million of indefinite-lived intangible assets.
Amortization expense of definite-lived intangible assets for the fiscal years 2014, 2013 and 2012 was $26.0 million, $17.8 million and $18.1 million, respectively. Estimated amortization expense for intangible assets for each of the next five fiscal years is expected to be as follows:

Fiscal Year	Amortization Expense
(in thousands)
2015	$21,116
2016	20,355
2017	18,501
2018	17,312
2019	14,306

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-Term Debt
Long-term debt consists of the following:

	December 27, 2014	December 28, 2013
	(in thousands)
Term loans	$378,000	$409,500
Revolving credit facility	375,536	253,308
Other long-term debt	214	241
Total debt	753,750	663,049
Less: current portion of long-term debt	(31,714)	(21,241)
Long-term debt	$722,036	$641,808
In 2013, the Company amended and restated its credit agreement creating a $970 million agreement ($970M Credit Facility) that provides for a $420 million U.S. term loan facility and a $550 million multi-currency revolving credit facility. Under specified circumstances, the Company has the ability to expand the term loan and/or revolving credit facility by up to $350 million in the aggregate.
The $420 million U.S. term loan facility matures in quarterly installments through maturity on May 29, 2018. The $550 million multi-currency revolving credit facility also matures on May 29, 2018 and requires no scheduled payment before this date. The interest rates applicable to the $970M Credit Facility are variable and are based on an applicable rate plus a spread determined by the Company's leverage ratio. As of both December 27, 2014 and December 28, 2013, the weighted average interest rate on the Company's debt was 1.42%.
The $970M Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company's business and negative and affirmative covenants. As of December 27, 2014, the Company was compliant with all financial covenants. These covenants include (1) maintenance of a ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 3.5 to 1.0 as well as (2) maintenance of a ratio of consolidated indebtedness to consolidated EBITDA for any period of four consecutive fiscal quarters, of no more than 3.25 to 1.0. The Company's obligations under the credit agreement are collateralized by substantially all of the Company's assets.
At December 27, 2014 and December 28, 2013, the Company had $5.0 million and $4.9 million, respectively, outstanding under letters of credit.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principal maturities of existing debt for the periods set forth in the table below, are as follows:

Fiscal Year	Principal
(in thousands)
2015	$31,714
2016	47,250
2017	68,250
2018	606,536
Total	$753,750

Build-to-suit Lease
The Company acquired a built-to-suit lease as part of its acquisition of Argenta and BioFocus. In accordance with accounting guidance applicable to entities involved with the construction of an asset that will be leased when the construction is completed, the Company is considered the owner, for accounting purposes, of this property during the construction period. Accordingly, the Company records an asset along with a corresponding financing obligation on its consolidated balance sheet for the amount of total project costs incurred related to the construction in progress for this building through completion of the construction period. Upon completion of the buildings, the Company will assess and determine if the assets and corresponding liabilities should be derecognized. As of December 27, 2014, cost incurred in relation to the construction of these buildings totaled $23.1 million. As of December 27, 2014, minimum rental commitments under this lease for each of the next five fiscal years and total thereafter are as follows:

Fiscal Year	Minimum lease payments
(in thousands)
2015	$2,031
2016	2,707
2017	2,707
2018	2,707
2019	2,707
Thereafter	55,762
Total	$68,621

Capital Lease Obligations
Capital lease obligations amounted to $1.0 million and $0.7 million at December 27, 2014 and December 28, 2013, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Earnings Per Share
The following table illustrates the numerator and denominator in the computations of the basic and diluted earnings per share:

		Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in thousands)
Numerator:
Net income from continuing operations attributable to common shareholders	$128,424	$104,093	$101,547
Loss from discontinued businesses, net of income taxes	(1,726)	(1,265)	(4,252)
Net income attributable to common shareholders	$126,698	$102,828	$97,295
Denominator:
Weighted-average shares outstanding—Basic	46,627	47,740	47,912
Effect of dilutive securities:
Stock options and contingently issued restricted stock	931	749	494
Weighted-average shares outstanding—Diluted	47,558	48,489	48,406

Options to purchase approximately 645,000 shares, 2,289,000 shares and 4,591,000 shares were outstanding at December 27, 2014, December 28, 2013 and December 29, 2012, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted average shares outstanding for the fiscal years 2014, 2013 and 2012 excluded the weighted average impact of approximately 1,188,000 shares, 1,097,000 shares, and 935,000 shares, respectively, of non-vested restricted stock and restricted stock unit awards.

Treasury Shares
In July 2010, the Company's Board of Directors authorized a $500.0 million stock repurchase program, and subsequently approved increases to the stock repurchase program of $250.0 million in 2010, $250.0 million in 2013 and $150 million in 2014 for an aggregate authorization of $1,150.0 million. The company repurchased approximately 2,093,000 shares for $110.6 million, approximately 3,468,000 shares for $165.7 million and approximately 1,706,000 shares for $61.4 million in the fiscal years 2014, 2013 and 2012, respectively. As of December 27, 2014, the Company had $178.5 million remaining on the authorized stock repurchase program. In addition, the Company's 2007 Incentive Plan permits the netting of common stock upon vesting of restricted stock awards in order to satisfy individual tax withholding requirements. The number of shares of common stock netted for taxes was insignificant in each of the fiscal years 2014, 2013 and 2012.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income tax, are as follows:

	Translation Adjustment	Pension Gains(Losses) and Prior Service (Cost) Credit Not Yet Recognized as Components of Net Periodic Benefit Costs	Total
	(in thousands)
December 29, 2012	$44,057	$(37,454)	$6,603
Other comprehensive income (loss) before reclassifications	(15,751)	19,293	3,542
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,017	3,017
Net current period other comprehensive income (loss)	(15,751)	22,310	6,559
Income tax benefit (expense)	197	(8,002)	(7,805)
December 28, 2013	28,503	(23,146)	5,357
Other comprehensive loss before reclassifications	(48,499)	(42,236)	(90,735)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,234	1,234
Net current period other comprehensive loss	(48,499)	(41,002)	(89,501)
Income tax benefit	105	9,792	9,897
December 27, 2014	$(19,891)	$(54,356)	$(74,247)

Warrants
Separately and concurrently with the pricing of the senior convertible debentures in June 2006, the Company issued warrants for approximately 7,200,000 shares of its common stock. The warrants give the holders the right to receive, for no additional consideration, cash or shares, at the Company's option, with a value equal to the appreciation in the price of its shares above $59.63 and expire between September 13, 2013 and January 22, 2014 over 90 equal increments. As of December 28, 2013, warrants for approximately 1,271,000 shares were outstanding and none were subsequently exercised. As of December 27, 2014, no warrants were outstanding.

Non Redeemable Noncontrolling Interests
The Company has investments in several entities, whose financial results are consolidated in the Company's financial statements, as it has the ability to exercise control over these entities. The interests of the respective noncontrolling parties in these entities have been recorded as noncontrolling interests.

Reedemable Noncontrolling Interest
The Company's redeemable noncontrolling interest resulted from the acquisition of a 75% ownership interest in Vital River. See Note 2, "Business Acquisitions."

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES
The components of income from continuing operations before income taxes and the related provision for income taxes are presented below:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in thousands)
Income from continuing operations before income taxes:
U.S.	$71,002	$39,900	$35,504
Non-U.S.	106,593	98,427	94,242
	177,595	138,327	129,746
Income tax provision:
Current:
Federal	13,733	10,832	(1,447)
Foreign	20,364	18,370	26,411
State	4,746	4,240	1,353
Total current	38,843	33,442	26,317
Deferred:
Federal	12,982	5,468	13,132
Foreign	(4,672)	(6,431)	(12,683)
State	518	432	862
Total deferred	8,828	(531)	1,311
	$47,671	$32,911	$27,628

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of deferred tax assets and liabilities are as follows:

	December 27, 2014	December 28, 2013
	(in thousands)
Deferred tax assets:
Compensation	$49,702	$38,836
Accruals and reserves	7,061	2,356
Inventory reserves and valuations	1,940	1,696
Financing related	993	1,594
Net operating loss and credit carryforwards	39,927	47,026
Other	4,426	2,262
Valuation allowance	(5,866)	(7,071)
Total deferred tax assets:	98,183	86,699

Deferred tax liabilities:
Goodwill and other intangibles	(52,029)	(21,826)
Depreciation related	(23,549)	(22,389)
Investments in limited partnerships	(4,067)	(2,720)
Total deferred tax liabilities:	(79,645)	(46,935)
Net deferred taxes	$18,538	$39,764
Reconciliations of the statutory U.S. Federal income tax rate to effective tax rates are as follows:

	December 27, 2014	December 28, 2013	December 29, 2012
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Foreign tax rate differences	(9.4)%	(8.0)%	(8.0)%
State income taxes, net of Federal tax benefit	1.9%	1.6%	1.5%
Unbenefitted losses and changes in valuation allowance	0.1%	0.4%	0.8%
Research tax credits and enhanced deductions	(4.1)%	(6.6)%	(8.2)%
Enacted tax rate changes	—%	(0.4)%	(0.2)%
Impact of tax uncertainties	(0.7)%	1.0%	(1.2)%
Impact of acquisitions and restructuring	1.6%	0.2%	0.1%
Other	2.4%	0.6%	1.5%
	26.8%	23.8%	21.3%
As of December 27, 2014, the Company had foreign net operating loss and tax credit carryforwards of $39.8 million, as compared to $36.9 million as of December 28, 2013. Of this amount, $24.3 million will expire after 2015, and the remainder of $15.5 million can be carried forward indefinitely. From a tax return basis, the Company has federal tax credit carryforwards of $10.5 million that will begin to expire in 2019, as compared to $21.7 million as of December 28, 2013. However, from a financial statement perspective, all of its federal tax credit carryforwards are shown net of unrecognized tax benefits. In accordance with Canadian Federal tax law, the Company claims Scientific Research and Experimental Development (SR&ED) credits on qualified research and development costs incurred in its Safety Assessment facility in Montreal, and currently maintains $24.6 million in credit carryforwards, which will begin to expire in 2030. Additionally, the Company records a benefit to operating income for research and development credits in both Quebec and the U.K. related to its Safety Assessment and Early Discovery facilities.
The Company has fully recognized its deferred tax assets on the belief that it is more likely than not that they will be realized. The only exceptions relate to deferred tax assets primarily for net operating losses in Hong Kong, Luxembourg and the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Netherlands, capital losses in the U.S. and Canada, and fixed assets in the U.K. The valuation allowance decreased by $1.2 million from $7.1 million at December 28, 2013 to $5.9 million at December 27, 2014.
A reconciliation of the Company's beginning and ending unrecognized income tax benefits is as follows:

	December 27, 2014	December 28, 2013	December 29, 2012
	(in thousands)
Beginning balance	$18,475	$30,996	$27,976
Additions to tax positions for current year	1,700	2,009	1,907
Additions to tax positions for prior years	18,502	1,709	4,196
Reductions to tax positions for current year	—	—	—
Reductions to tax positions for prior years	(3,722)	(732)	(28)
Settlements	(308)	(15,246)	(3,055)
Expiration of statute of limitations	(20)	(261)	—
Ending balance	$34,627	$18,475	$30,996

The $16.2 million increase in unrecognized income tax benefits during the fiscal year 2014 is primarily attributable to pre-acquisition tax positions taken by the newly acquired Early Discovery businesses.
The amount of unrecognized income tax benefits that, if recognized, would favorably impact the effective tax rate was $32.3 million as of December 27, 2014 and $17.0 million as of December 28, 2013. The $15.3 million increase is primarily attributable to pre-acquisition tax positions taken by the newly acquired Early Discovery businesses. It is reasonably possible as of December 27, 2014 that the liability for unrecognized tax benefits for the uncertain tax position associated with forgiveness of debt will decrease by $10.7 million due to the expiration of statute of limitations and by $0.6 million due to the settlement of German and French tax audits. The Company continues to recognize interest and penalties related to unrecognized income tax benefits in income tax expense. The total amount of accrued interest related to unrecognized income tax benefits as of December 27, 2014 and December 28, 2013 was $1.4 million and $0.7 million, respectively.
The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits on a regular basis including, but not limited to, such major jurisdictions as the U.S., the U.K., France, Japan, Germany and Canada. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2010.
The Company and certain of its subsidiaries are currently under audit by various tax authorities in Canada, Germany and France. The Company does not anticipate resolution of these audits will have a material impact on its financial statements.
In the first quarter of 2014, the Company settled with the Canadian Revenue Authority (CRA) for tax years 2006 through 2009 related to transfer pricing in our Safety Assessment operations in Montreal. In the fourth quarter of 2014, the Company received an assessment from the CRA related to transfer pricing in our Safety Assessment operations in Montreal. The CRA has disallowed certain deductions related to headquarter service charges for the years 2010 through 2012. The Company intends to apply with the Internal Revenue Service (IRS) and CRA for relief pursuant to the competent authority procedure provided in the tax treaty between the U.S. and Canada for the tax years 2008 through 2012. The Company believes that the controversy will likely be ultimately settled via the competent authority process and accordingly have recorded both a Canadian liability and a US receivable. The actual amounts of the liability for Canadian taxes and the asset for the correlative relief in the U.S. could be different based upon the agreement reached between the IRS and the CRA.
On December 2, 2014, the Quebec government released Information Bulletin 2014-11, which elaborated on a proposed law change on its SR&ED credit that, if passed, would provide a one-time retroactive benefit to operating income in the year of enactment and would provide a corresponding increase to the Company’s effective income tax rate. If passed as proposed, the tax law change would also provide an ongoing reduction in benefit to operating income and an additional corresponding increase to the Company's effective income tax rate in the year of enactment and beyond.
In accordance with the Company's policy, the undistributed earnings of the Company's non-U.S. subsidiaries remain indefinitely reinvested as of the end of 2014 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free. As of December 27, 2014, the earnings of non-U.S. subsidiaries considered to be

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

indefinitely reinvested totaled $271.0 million. No provision for U.S. income taxes has been provided herein. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because of the complexities with the hypothetical calculation. Additionally, the amount of liability is dependent on circumstances existing if and when remittance occurs.

10. EMPLOYEE BENEFIT PLANS

Charles River Laboratories Employee Savings Plan
The Charles River Laboratories Employee Savings Plan is a defined contribution plan in the form of a qualified 401(k) plan in which substantially all U.S. employees are eligible to participate upon employment. The plan contains a provision whereby the Company matches a percentage of employee contributions. During the fiscal years 2014, 2013 and 2012, the costs associated with this defined contribution plan totaled $4.9 million, $4.7 million and $4.4 million, respectively.

Charles River Laboratories Deferred Compensation Plan and Executive Supplemental Life Insurance Retirement Plan
The Company maintains a non-qualified deferred compensation plan, known as the Charles River Laboratories Deferred Compensation Plan (DCP), which allows a select group of eligible employees to defer a portion of their compensation. At the present time, no contributions are credited to the DCP, except as set forth below. Participants must specify the distribution date for deferred amounts at the time of deferral, in accordance with applicable IRS regulations. Generally, amounts may be paid in lump sum or installments upon retirement or termination of employment, or later if the employee terminates employment after age 55 and before age 65. Amounts may also be distributed during employment, subject to a minimum deferral requirement of three years.

The Company provides certain active employees an annual contribution into their DCP account of 10% of the employee's base salary plus the lesser of their target annual bonus or actual annual bonus.

In addition to the DCP, certain officers and key employees also participate, or in the past participated, in the Company's Executive Supplemental Life Insurance Retirement Plan (ESLIRP), which is a non-funded, non-qualified arrangement. Annual benefits under this plan will equal a percentage of the highest five consecutive years of compensation, offset by amounts payable under the Charles River Laboratories, Inc. Pension Plan (CRL Pension Plan) and Social Security.

The costs associated with these plans, including the ESLIRP, for the fiscal years 2014, 2013 and 2012 totaled $3.3 million, $3.3 million and $2.9 million, respectively.

The Company has invested in several corporate-owned key-person life insurance policies as well as mutual funds and U.S. Treasury Securities with the intention of using these investments to fund the ESLIRP and the DCP. Participants have no interest in any such investments. At December 27, 2014 and December 28, 2013, the cash surrender value of these life insurance policies were $27.6 million and $26.5 million, respectively.

Post-Retirement Health and Life Insurance Plans
The Company's Montreal location offers post-retirement life insurance benefits to its employees and post-retirement medical and dental insurance coverage to certain executives. The plan is non-contributory and unfunded. As of December 27, 2014 and December 28, 2013, the accumulated benefit obligation related to the plan was $1.2 million and $1.1 million, respectively. The amounts included in other accumulated comprehensive income as well as expenses related to the plan were insignificant in the fiscal years 2014, 2013, and 2012.

Pension Plans
The CRL Pension Plan is a qualified, non-contributory defined benefit plan covering certain U.S. employees. Effective 2002, the plan was amended to exclude new participants from joining and in 2008 the accrual of benefits was frozen.
The Charles River Pension Plan is a defined contribution and defined benefit pension plan covering certain U.K. employees. Benefits are based on participants' final pensionable salary and years of service. Participants' rights vest immediately. Effective December 31, 2002, the plan was amended to exclude new participants from joining the defined benefit section of the plan and a defined contribution section was established for new entrants. Contributions under the defined contribution plan are determined as a percentage of gross salary.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, the Company has several defined benefit plans in certain other countries in which it maintains an operating presence, including Japan, Canada and France.
The following tables provide a reconciliation of benefit obligations and plan assets of the Company's pension plans and supplemental post-retirement benefit plans:

	Pension Benefits		Supplemental Retirement Benefits
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(in thousands)
Change in projected benefit obligations:
Benefit obligation at beginning of year	$286,212	$283,063	$29,498	$27,372
Service cost	3,397	3,368	758	643
Interest cost	12,822	11,273	1,009	708
Benefit payments	(9,002)	(8,300)	(722)	(726)
Actuarial loss (gain)	50,550	(4,276)	1,703	1,501
Administrative expenses paid	(459)	(308)	—	—
Effect of foreign exchange	(16,636)	1,392	—	—
Benefit obligation at end of year	326,884	286,212	32,246	29,498
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	272,659	238,672	—	—
Actual return on plan assets	25,630	30,820	—	—
Employer contributions	6,874	9,570	722	726
Benefit payments	(9,002)	(8,300)	(722)	(726)
Premiums paid	(459)	(308)	—	—
Effect of foreign exchange	(14,412)	2,205	—	—
Fair value of plan assets at end of year	$281,290	$272,659	$—	$—

Net balance sheet liability	$45,594	$13,553	$32,246	$29,498

Amounts recognized in balance sheet:
Non-current assets	$61	$2,738	$—	$—
Current liabilities	169	72	744	789
Non-current liabilities	45,486	16,219	31,502	28,709

Amounts recognized in accumulated other comprehensive income:

	Pension Benefits		Supplemental Retirement Benefits
	Fiscal Year Ended		Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(in thousands)
Net actuarial loss	$73,433	$35,481	$5,761	$4,307
Net prior service cost (credit)	(5,388)	(6,338)	—	660
Net amount recognized	$68,045	$29,143	$5,761	$4,967

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The accumulated benefit obligation and fair value of plan assets for the Company plans with accumulated benefit obligations in excess of plan assets are as follows:

	Pension Benefits		Supplemental Retirement Benefits
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(in thousands)
Accumulated benefit obligation	$299,127	$81,117	$29,994	$27,938
Fair value of plan assets	267,026	68,430	—	—
The projected benefit obligation and fair value of plan assets for the Company plans with projected benefit obligations in excess of plan assets are as follows:

	Pension Benefits		Supplemental Retirement Benefits
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(in thousands)
Projected benefit obligation	$326,731	$99,671	$32,246	$29,498
Fair value of plan assets	281,075	83,379	—	—
The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year are as follows:

	Pension Benefits	Supplemental Retirement Benefits
	(in thousands)
Amortization of net actuarial loss	$3,227	$269
Amortization of net prior service credit	(602)	—
Components of net periodic benefit cost:

	Pension Benefits			Supplemental Retirement Benefits
	Fiscal Year Ended			Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012	December 27, 2014	December 28, 2013	December 29, 2012
	(in thousands)
Service cost	$3,397	$3,368	$3,729	$758	$643	$640
Interest cost	12,822	11,273	11,289	1,009	708	892
Expected return on plan assets	(17,444)	(14,672)	(13,799)	—	—	—
Amortization of prior service cost (credit)	961	2,711	2,461	250	249	260
Amortization of net loss (gain)	(637)	(603)	(609)	660	660	660
Net periodic cost (benefit)	$(901)	$2,077	$3,071	$2,677	$2,260	$2,452

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumptions
Weighted-average assumptions used to determine projected benefit obligations:

	Pension Benefits		Supplemental Retirement Benefits
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Discount rate	3.79%	4.54%	3.34%	3.47%
Rate of compensation increase	3.19%	3.39%	3.00%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Supplemental Retirement Benefits
	December 27, 2014	December 28, 2013	December 29, 2012	December 27, 2014	December 28, 2013	December 29, 2012
Discount rate	4.54%	4.13%	4.47%	3.47%	2.63%	3.42%
Expected long-term return on plan assets	6.41%	6.27%	6.55%	—	—	—
Rate of compensation increase	3.39%	3.04%	3.12%	3.00%	2.50%	2.50%
A 0.5% decrease in the expected rate of return would increase annual pension expense by $1.4 million.
Plan assets
The Company invests its pension assets with the objective of achieving a total long-term rate of return sufficient to fund future pension obligations and to minimize future pension contributions.  The Company is willing to tolerate a commensurate level of risk to achieve this objective.  The Company controls its risk by maintaining a diversified portfolio of assets classes. Plan assets did not include any of the Company's common stock at December 27, 2014 or December 28, 2013. The weighted-average target asset allocations are approximately 49.7% to equity securities, approximately 31.2% to fixed income securities and approximately 19.1% to other securities.
The fair value of the Company's pension plan assets by asset category are as follows:

	December 27, 2014				December 28, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash	$1	$—	$—	$1	$1,004	$—	$—	$1,004
Equity securities(a)	80,692	5,126	—	85,818	97,857	5,059	—	102,916
Debt securities(b)	69,716	3,232	—	72,948	62,717	3,487	—	66,204
Mutual funds(c)	67,079	53,330	—	120,409	65,152	35,610	—	100,762
Other	297	46	1,771	2,114	299	48	1,426	1,773
Total	$217,785	$61,734	$1,771	$281,290	$227,029	$44,204	$1,426	$272,659

(a)	This category comprises equity securities held by non-U.S. pension plans valued at the quoted closing price, and translated into U.S. dollars using a foreign currency exchange rate at year end.

(b)	This category comprises debt securities held by non-U.S. pension plans valued at the quoted closing price, and translated into U.S. dollars using a foreign currency exchange rate at year end.

(c)	This category comprises mutual funds valued at the net asset value of shares held at year end.

The activity within the Level 3 pension plan assets was insignificant during the periods presented.
During the fiscal year ended 2014, the Company contributed $6.4 million to the pension plans and expects to contribute $6.1 million to its pension plan in 2015.
Expected benefit payments are estimated using the same assumptions used in determining the Company’s benefit obligation at December 27, 2014. Benefit payments will depend on future employment and compensation levels, among other factors, and

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for the fiscal years thereafter, are as follows:

	Pension Benefits	Supplemental Retirement Benefits
	(in thousands)
2015	$6,811	$759
2016	6,832	13,090
2017	7,194	740
2018	8,384	727
2019	8,700	7,147
2020-2024	57,116	11,286

11. STOCK PLANS AND STOCK BASED COMPENSATION

The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock and PSUs.
During 2014, 2013 and 2012, the primary share-based awards and their general terms and conditions are as follows:

•
Stock options, which entitle the holder to purchase a specified number of shares of common stock at an exercise price equal to the closing market price of common stock on the date of grant; vest incrementally, typically over 3 to 4 years; and generally expire 7 to 10 years from date of grant.

•
Restricted stock, which entitle the holder to receive at no cost, a specified number of shares of common stock that vests incrementally, typically over 3 to 4 years. With respect to restricted stock units, recipients are entitled to cash dividends and to vote their respective shares upon grant.

•
PSUs, which entitle the holder to receive at no cost, a specified number of shares of common stock within a range of shares from zero to a specified maximum. Payout of this award is contingent upon achievement of certain performance and market conditions.

In May 2007, the Company's shareholders approved the 2007 Incentive Plan, which was amended in 2009, 2011 and 2013 (2007 Plan). The 2007 Plan provided no further awards to be granted under preexisting stock option and incentive plans; provided, however, that any shares that have been forfeited or canceled in accordance with the terms of the applicable award under a preexisting plan may be subsequently awarded in accordance with the terms of the preexisting plan. The 2007 Plan allows a maximum of 18.7 million shares to be awarded, of which restricted stock grants and performance based stock awards count as 2.3 shares and stock options count as 1.0 share. Any stock options and other share-based awards that were granted under prior plans and were outstanding in May 2007, continue in accordance with the terms of the respective plans.
At December 27, 2014, approximately 19.9 million shares were authorized for future grants under the Company's share-based compensation plans. The Company settles employee share-based compensation awards with newly issued shares. The following table provides the financial statement line items in which stock-based compensation is reflected:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in thousands)
Stock-based compensation expense included in:
Cost of revenue	$5,382	$5,381	$5,470
Selling, general and administrative	25,653	19,161	16,385
Stock-based compensation expense, before income taxes	31,035	24,542	21,855
Provision for income taxes	(11,006)	(8,658)	(7,793)
After-tax effect of stock-based compensation expense	$20,029	$15,884	$14,062

The Company capitalized no stock-based compensation related costs for the fiscal years 2014, 2013 and 2012.

The Company's pool of excess tax benefits, which is computed in accordance with the long form method, was $10.8 million as of December 27, 2014, $7.3 million as of December 28, 2013 and $9.6 million as of December 29, 2012. During the fiscal year 2014, the Company recorded a tax benefit of $4.3 million to additional paid-in capital related to the exercise of stock options and vesting of restricted shares and restricted stock units, compared to a tax benefit of $1.1 million in 2013. Additionally, in the fiscal year 2014, the windfall tax benefit was reduced by $1.6 million due to the utilization of foreign tax credits.

Stock Options
The following table summarizes stock option activities under the Company's stock-based compensation plans:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts)
Options outstanding as of December 28, 2013	3,768,733	$40.81
Options granted	568,615	$57.82
Options exercised	(1,733,293)	$42.46
Options canceled	(50,820)	$45.03
Options outstanding as of December 27, 2014	2,553,235	$43.39	3.9	$53,383
Options exercisable as of December 27, 2014	1,149,763	$39.92	2.3	$28,034
Options expected to vest as of December 27, 2014	1,200,470	$45.95	5.1	$22,016
The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Expected life (in years)	4.2	4.2	4.5
Expected volatility	30%	33%	35%
Risk-free interest rate	1.55%	0.80%	0.84%
Expected dividend yield	—	—	—

The weighted-average grant date fair value of stock options granted was $15.19, $11.17 and $10.94 for the fiscal years 2014, 2013 and 2012, respectively.
As of December 27, 2014, the unrecognized compensation cost related to unvested stock options expected to vest was $11.5 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.4 years.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total intrinsic value of options exercised during the fiscal years ending December 27, 2014, December 28, 2013 and December 29, 2012 was $30.5 million, $24.7 million and $5.1 million, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price.
Restricted Stock and Restricted Stock Units
The following table summarizes the restricted stock activity for the fiscal year 2014:

	Restricted Stock	Weighted Average Grant Date Fair Value
	(in thousands)
December 28, 2013	1,096,550	$36.44
Granted	479,104	58.87
Vested	(362,770)	38.21
Canceled	(25,034)	41.51
December 27, 2014	1,187,850	$46.83
As of December 27, 2014, the unrecognized compensation cost related to shares of unvested restricted stock and restricted stock units expected to vest was $40.0 million, which is expected to be recognized over an estimated weighted-average amortization period of 2.2 years. The total fair value of restricted stock and restricted stock unit grants that vested during the fiscal years 2014, 2013 and 2012 was $13.9 million, $15.1 million and $10.4 million, respectively.
Performance Based Stock Award Program
In the fiscal years 2014 and 2013, the Company issued PSUs to certain corporate officers. The number of shares of common stock issued for each PSU is adjusted based on a performance condition linked to the Company's financial performance. Certain awards are further adjusted based on a market condition, which is calculated based on the Company's stock performance relative to a peer group over the three-year vesting period. The fair value of the market condition is reflected in the fair value of the award at grant date.

The Company utilizes a Monte Carlo simulation valuation model to value these awards. Information pertaining to the Company’s PSUs and the related estimated weighted-average assumptions used to calculate their fair value were as follows:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013
PSUs granted	214,823	163,847
Weighted average per share fair value	$67.82	$44.47
Key Assumptions:
Expected volatility	29%	32%
Risk-free interest rate	0.63%	0.38%
Expected dividend yield	—%	—%
20 trading day average stock price on grant date	13.1%	6.9%

In April 2014, the Company also issued 5,800 PSUs using a fair value per share of $61.25. These PSUs vest upon the achievement of certain revenue growth targets.

The maximum amount of common shares to be issued upon vesting of these PSUs is approximately 763,000. For the fiscal years 2014 and 2013, the Company recognized stock-based compensation related to these PSUs of $8.5 million and $2.2 million, respectively.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company rents laboratory and office space, land, vehicles and certain equipment under non-cancelable operating leases. These lease agreements contain various clauses for renewal at the Company's option and, in certain cases, rent escalation

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

clauses. Rental expense under these leases amounted to $14.2 million, $16.7 million and $18.2 million in the fiscal years 2014, 2013 and 2012, respectively. In addition to rent, the leases may require the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

As of December 27, 2014, minimum rental commitments under non-cancelable leases, net of income from subleases, for each of the next five years and total thereafter were as follows:

Minimum lease payments
(in thousands)
2015	$12,102
2016	9,854
2017	7,331
2018	4,284
2019	3,577
Thereafter	7,769
Total	$44,917

Insurance
The Company maintains various insurance policies that maintain large deductibles up to $0.5 million, some with or without stop-loss limits, depending on market availability. Insurance policies at certain locations are based on a percentage of the insured assets, for which deductibles for certain property may exceed $0.5 million in the event of a catastrophic event.

Litigation
Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. While the outcome of any of these proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any of these existing matters would have a material adverse effect on the Company’s business or financial condition.
In May 2013, the Company commenced an investigation into inaccurate billing with respect to certain government contracts. The Company promptly reported these matters to the relevant government contracting officers, the Department of Health and Human Services' Office of the Inspector General, and the Department of Justice, and is cooperating with these agencies to ensure the proper repayment and resolution of this matter. The Company identified approximately $1.5 million in excess amounts billed on these contracts since January 1, 2007 and reserved such amount.  Because of the early stage of discussions with the government and complex nature of this matter, the Company believes that it is reasonably possible that additional losses may be incurred. However, it cannot at this time estimate the potential range of loss beyond the current reserve of $1.5 million.
In July 2012, a Mauritius supplier of large animal models submitted an Application for Arbitration with The Permanent Secretariat, The Permanent Court of Arbitration, The Mauritius Chamber of Commerce and Industry in Port Louis, Mauritius.  The supplier asserted that the Company failed to pay certain invoices and the supplier was therefore permitted to terminate the supply agreement.  The Company filed a counterclaim asserting that the supplier had failed to meet its contractual obligations under the supply agreement.  The arbitration hearing relating to this contract dispute took place in Mauritius from August 2013 and final arguments were presented in March 2014. In May 2014 and August 2014, the arbitrator issued the final rulings, ordering the Company to pay the supplier (1) the sum of $1.2 million and (2) all of the supplier's arbitration costs, in each case with interest. In September 2014, the Company paid the supplier $1.6 million in accordance with the arbitration ruling.

Guarantees
The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, landlords, and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions other than guaranties related to the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Phase I clinical business. See Note 14, “Discontinued Operations.” As a result, the estimated fair value of these obligations, other than liabilities related to the Phase I clinical business, is minimal.

13. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
The Company revised its reportable segments during 2014 to align with its view of the business following its acquisition of Argenta and BioFocus. See Note 1, "Description of Business and Summary of Significant Accounting Policies." The Company reported segment results on this basis retrospectively for all comparable prior periods.
The following table presents revenue and other financial information by reportable segment.

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in thousands)
Research Models and Services
Revenue	$507,327	$511,350	$521,633
Gross margin	190,092	179,493	198,291
Operating income	121,376	116,737	143,783
Total assets	375,415	460,594	411,874
Long-lived assets	138,021	161,027	172,641
Depreciation and amortization	27,512	41,837	26,725
Capital expenditures	18,749	16,717	27,077
Discovery and Safety Assessment
Revenue	$538,218	$432,378	$408,908
Gross margin	150,970	106,766	97,908
Operating income	69,749	47,413	35,688
Total assets	1,088,171	766,243	760,370
Long-lived assets	408,280	394,741	414,584
Depreciation and amortization	47,138	37,720	41,001
Capital expenditures	19,759	12,561	10,051
Manufacturing Support
Revenue	$252,117	$221,800	$198,989
Gross margin	131,598	108,643	95,882
Operating income	78,620	61,227	57,519
Total assets	274,952	246,467	228,804
Long-lived assets	71,367	66,352	64,254
Depreciation and amortization	14,092	17,079	13,549
Capital expenditures	15,541	9,876	10,407

A reconciliation of segment operating income to consolidated operating income is as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in thousands)
Total segment operating income	$269,745	$225,377	$236,990
Unallocated corporate overhead	(92,075)	(73,976)	(71,225)
Consolidated operating income	$177,670	$151,401	$165,765

Revenue for each significant product or service offering is as follows:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in thousands)
Research Models and Services	$507,327	$511,350	$521,633
Discovery and Safety Assessment	538,218	432,378	408,908
Endotoxin and Microbial Detection	132,208	112,918	93,622
Other manufacturing support	119,909	108,882	105,367
Manufacturing Support	252,117	221,800	198,989
Total revenue	$1,297,662	$1,165,528	$1,129,530

A summary of unallocated corporate overhead consists of the following:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in thousands)
Stock-based compensation expense	$18,474	$13,411	$11,724
Salary, bonus and fringe	30,838	23,446	20,312
Consulting, audit and professional services	13,431	8,666	7,453
IT related expenses	6,528	11,646	12,622
Depreciation expense	7,703	6,334	6,260
Costs associated with evaluation and integration of acquisitions	6,285	1,752	3,772
Other general unallocated corporate expenses	8,816	8,721	9,082
Total unallocated corporate overhead costs	$92,075	$73,976	$71,225
Other general unallocated corporate expenses consist of various departmental costs including those associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury and investor relations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents revenues and other financial information by geographic locations of our businesses. Included in the other non-U.S. category below are operations located in China, Korea, Australia, Singapore and India. Revenues represent sales originating in entities physically located in the identified geographic area. Long-lived assets include property, plant and equipment and other long-lived assets.

	U.S.	Europe	Canada	Japan	Other Non-U.S.	Consolidated
	(in thousands)
2014
Revenue	$588,531	$446,263	$163,490	$49,921	$49,457	$1,297,662
Long lived assets	386,624	153,203	95,272	23,896	17,802	676,797
2013
Revenue	$551,340	$353,688	$162,404	$59,370	$38,726	$1,165,528
Long lived assets	447,829	130,855	109,811	30,589	19,062	738,146
2012
Revenue	$534,817	$341,550	$160,004	$77,707	$15,452	$1,129,530
Long lived assets	476,927	122,351	124,302	39,642	2,457	765,679

14. DISCONTINUED OPERATIONS
In 2011, the Company disposed of its Phase I clinical business, though the Company remained the guarantor of a facility lease with a term through January 2021. The Company recorded a liability for the Company's obligation under the lease, net of estimated sublease income, and reflected the liability on the consolidated balance sheet as discontinued operations. In 2012, due to an increased probability that the Company would be required to make future lease payments as guarantor, the Company recorded an additional contingent loss of $7.2 million. In 2013, the buyer of the Company's Phase I clinical business filed for Chapter 11 bankruptcy, resulting in an additional charge of $1.3 million. Effective July 2013, the Company assumed control of the leased property and assumed obligations under the lease consistent with the guarantee. As of December 27, 2014, the remaining lease payments amounted to $10.0 million.
Operating results from discontinued operations are as follows:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(in thousands)
Loss from operations of discontinued businesses, before income taxes	$(2,712)	$(2,035)	$(6,986)
Benefit for income taxes	(986)	(770)	(2,734)
Loss from operations of discontinued businesses, net of income taxes	$(1,726)	$(1,265)	$(4,252)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following table contains quarterly financial information for fiscal years 2014 and 2013. The operating results for any quarter are not necessarily indicative of future period results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 27, 2014	(in thousands)
Total revenue	$299,368	$341,179	$327,567	$329,548
Gross profit	108,813	125,634	118,268	119,945
Operating income	39,706	51,025	46,172	40,767
Income from continuing operations, net of income tax	32,628	36,460	32,300	28,536
Income (loss) from discontinued operations, net of income tax	(270)	(644)	52	(864)
Net income attributable to common shareholders	32,232	35,264	32,036	$27,166
Earnings (loss) per common share:
Basic:
Continuing operations attributable to common shareholders	$0.69	$0.76	$0.70	$0.60
Discontinued operations	(0.01)	(0.01)	—	(0.02)
Net income attributable to common shareholders	$0.68	$0.75	$0.70	$0.58
Diluted:
Continuing operations attributable to common shareholders	$0.67	$0.75	$0.68	$0.59
Discontinued operations	(0.01)	(0.01)	—	(0.02)
Net income attributable to common shareholders	$0.67	$0.74	$0.68	$0.57
Fiscal Year Ended December 28, 2013
Total revenue	$291,238	$292,933	$292,129	$289,228
Gross profit	104,211	102,570	99,926	88,195
Operating income	42,763	43,188	40,843	24,607
Income from continuing operations, net of income tax	25,926	28,628	31,336	19,526
Loss from discontinued operations, net of income tax	(155)	(915)	(113)	(82)
Net income attributable to common shareholders	$25,578	$27,284	$30,867	$19,099
Earnings (loss) per common share:
Basic:
Continuing operations attributable to common shareholders	$0.54	$0.58	$0.65	$0.41
Discontinued operations	—	(0.02)	—	—
Net income attributable to common shareholders	$0.54	$0.57	$0.64	$0.41
Diluted:
Continuing operations attributable to common shareholders	$0.53	$0.58	$0.64	$0.40
Discontinued operations	—	(0.02)	—	—
Net income attributable to common shareholders	$0.53	$0.56	$0.64	$0.40

Item 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of December 27, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 27, 2014.

The effectiveness of our internal control over financial reporting as of December 27, 2014 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which is included herein.

(b)	Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 27, 2014 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information
None.
PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

A.	Directors and Compliance with Section 16(a) of the Exchange Act
The information required by this Item regarding our directors and compliance with Section 16(a) of the Exchange Act by our officers and directors will be included in the 2015 Proxy Statement under the sections captioned “Nominees for Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference thereto. The information required by this Item regarding our corporate governance will be included in the 2015 Proxy Statement under the section captioned “Corporate Governance” and is incorporated herein by reference thereto.

B.	Our Executive Officers
The information required by this Item regarding our executive officers is reported in Part I of this Form 10-K under the heading “Supplementary Item. Executive Officers of the Registrant pursuant to Instruction 3 to Item 401(b) of Regulation S-K.”

C.	Audit Committee Financial Expert
The information required by this Item regarding the audit committee of the Board of Directors and financial experts will be included in the 2015 Proxy Statement under the section captioned “The Board of Directors and its Committees-Audit Committee and Financial Experts” and is incorporated herein by reference thereto.

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
Since December 2008, there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.
Item 11.    Executive Compensation

The information required by this Item will be included in the 2015 Proxy Statement under the sections captioned “2014 Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation” and “Report of Compensation Committee” and is incorporated herein by reference thereto.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in the 2015 Proxy Statement under the sections captioned “Beneficial Ownership of Securities” and is incorporated herein by reference thereto.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes, as of December 27, 2014, the number of options issued under the Company's stock option plans and the number of options available for future issuance under these plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plan approved by security holders:
Charles River 2000 Incentive Plan	61,779		$47.56	1,196,405
Charles River 1999 Management Incentive Plan	—		$—	6,000
2007 Incentive Plan	2,491,456		$43.28	18,664,000
Equity compensation plans not approved by security holders	—		—	—
Total	2,553,235	(1)		19,866,405	(2)
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

The following table provides additional information regarding the aggregate issuances under our existing equity compensation plans as of December 27, 2014:

Category	Number of securities outstanding	Weighted average exercise price	Weighted average term
	(a)	(b)	(c)
Total number of restricted shares outstanding(1)	803,380
Total number of options outstanding	2,553,235	$43.39	3.9
Total number of performance units outstanding	384,470
____________________________

(1)
For purposes of this table, only unvested restricted stock as of December 27, 2014 is included. Also for purposes of this table only, the total includes 196,762 restricted stock units granted to certain of our employees outside of the U.S.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the 2015 Proxy Statement under the sections captioned “Related Person Transaction Policy” and “Corporate Governance-Director Qualification Standards; Director Independence” and is incorporated herein by reference thereto.
Item 14.    Principal Accountant Fees and Services

The information required by this Item will be included in the 2015 Proxy Statement under the section captioned “Statement of Fees Paid to Independent Registered Public Accounting Firm” and is incorporated herein by reference thereto.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
Date:	February 17, 2015	By:	/s/ THOMAS F. ACKERMAN Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
By:	/s/ JAMES C. FOSTER	President, Chief Executive Officer and Chairman	February 17, 2015
James C. Foster

By:	/s/ THOMAS F. ACKERMAN	Corporate Executive Vice President and	February 17, 2015
	Thomas F. Ackerman	Chief Financial Officer

By:	/s/ JOHN J. CROWLEY	Corporate Senior Vice President, Corporate Controller and Chief Accounting Officer	February 17, 2015
John J. Crowley

By:	/s/ ROBERT J. BERTOLINI	Director	February 17, 2015
Robert J. Bertolini

By:	/s/ STEPHEN D. CHUBB	Director	February 17, 2015
Stephen D. Chubb

By:	/s/ GEORGE E. MASSARO	Director	February 17, 2015
George E. Massaro

By:	/s/ DEBORAH KOCHEVAR	Director	February 17, 2015
Deborah Kochevar

By:	/s/ GEORGE M. MILNE, JR.	Director	February 17, 2015
George M. Milne, Jr.

By:	/s/ C. RICHARD REESE	Director	February 17, 2015
C. Richard Reese

By:	/s/ CRAIG B THOMPSON	Director	February 17, 2015
Craig B. Thompson

By:	/s/ RICHARD F. WALLMAN	Director	February 17, 2015
Richard F. Wallman

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
3.1	Second Amended and Restated Certificate of Incorporation of Charles River Laboratories International, Inc. dated June 5, 2000		S-1/A	June 23, 2000	3.1
3.2	Third Amended and Restated By-laws of Charles River Laboratories International, Inc.		8-K	December 2, 2014	3.2
4.1	Form of common stock certificate, $0.01 par value, of Charles River Laboratories International, Inc.		S-1	June 23, 2000	4.1
4.2	Charles River Laboratories International, Inc. Form of Performance Share Unit Granted Under 2007 Incentive Plan		10-K	February 27, 2013	4.4
10.1*	Charles River Corporate Officer Separation Plan dated April 30, 2010		10-Q	August 3, 2010	10.1
10.3*	Charles River Laboratories International, Inc. 2000 Incentive Plan amended May 9, 2005		10-K	March 14, 2006	10.7
10.5*	Form of change in control agreement		10-K	February 23, 2009	10.7
10.6*	Executive Incentive Compensation Plan dated January 1, 2009		10-K	February 23, 2009	10.8
10.10*	Charles River Laboratories, Inc. Executive Life Insurance/Supplemental Retirement Income Plan		10-K	March 9, 2005	10.23
10.11*	Charles River Laboratories amended and restated Deferred Compensation Plan amended December 2, 2008, July 20, 2011 and October 27, 2011		10-K	February 27, 2012	10.11
10.12	Charles River Laboratories International, Inc. Fifth Amended and Restated Credit Agreement dated May 29, 2013		10-Q	July 31, 2013	10.1
10.13*	Charles River Laboratories International, Inc. 2007 Incentive Plan, as amended	X
10.14*	Charles River Laboratories International, Inc. Form of Stock Option granted under 2007 Incentive Plan		10-K	February 20, 2008	10.17
10.15*	Charles River Laboratories International, Inc. Form of Restricted Stock Award granted under 2007 Incentive Plan		10-K	February 20, 2008	10.18
10.16*	Letter Agreements with Dr. Davide Molho dated May 22, 2009		10-K	February 23, 2011	10.17
10.17*	Amended and Restated Deferred Compensation Plan Document dated July 17, 2012		10-Q	August 7, 2012	10.1
10.18*	Employment agreement between Dr. Jorg Geller and Charles River Germany GmbH & Co.		10-K	February 27, 2013	10.18
10.19*	Certificate of Life Insurance for Dr. Jorg Geller dated February 8, 1988		10-Q	July 31, 2013	10.19
10.20*	Certificate of Life Insurance for Dr. Jorg Geller dated April 24, 1998		10-Q	July 31, 2013	10.20
10.21*	Provision Committed by Charles River Wiga Deutschland GmbH for Dr. Jorg Geller dated December 13, 1996		10-Q	July 31, 2013	10.21

10.22*	Addendum to Provision Committed by Charles River Wiga Deutschland GmbH for Dr. Jorg Geller dated March 25, 1997		10-Q	July 31, 2013	10.22
10.23*	Agreement between Dr. Nancy Gillett and Charles River Laboratories, Inc. effective January 1, 2015	X
21.1	Subsidiaries of Charles River Laboratories International, Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*    Management contract or compensatory plan, contract or arrangement.