Form 10-Q
period 2015-03-28
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2015-04-30
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2015
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

(Registrant’s telephone number, including area code): (781) 222-6000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 15, 2015, there were 47,359,734 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended March 28, 2015

Special Note on Factors Affecting Future Results
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on our current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: goodwill and asset impairments still under review; future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with venture capital limited partnerships and leading pharmaceutical companies and opportunities for future similar arrangements; our cost structure; the impact of acquisitions (including Argenta and BioFocus, VivoPath and ChanTest); our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure) including gains and losses attributable to businesses we plan to close, consolidate or divest; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our liquidity. In addition, these statements include the impact of economic and market conditions on our clients; the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis and our ability to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 27, 2014 under the sections entitled “Our Strategy,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	March 28, 2015	March 29, 2014
Service revenue	$196,780	$172,345
Product revenue	123,634	127,023
Total revenue	320,414	299,368
Costs and expenses:
Cost of services provided	136,306	123,969
Cost of products sold	64,448	66,586
Selling, general and administrative	71,397	64,767
Amortization of intangible assets	5,258	4,340
Operating income	43,005	39,706
Other income (expense):
Interest income	284	205
Interest expense	(3,024)	(2,801)
Other income (expense), net	(8,313)	5,876
Income from continuing operations, before income taxes	31,952	42,986
Provision for income taxes	331	10,358
Income from continuing operations, net of income taxes	31,621	32,628
Loss from discontinued operations, net of income taxes	(7)	(270)
Net income	31,614	32,358
Less: Net income attributable to noncontrolling interests	(73)	(126)
Net income attributable to common shareholders	$31,541	$32,232
Earnings (loss) per common share
Basic:
Continuing operations attributable to common shareholders	$0.67	$0.69
Discontinued operations	$—	$(0.01)
Net income attributable to common shareholders	$0.67	$0.68
Diluted:
Continuing operations attributable to common shareholders	$0.66	$0.67
Discontinued operations	$—	$(0.01)
Net income attributable to common shareholders	$0.66	$0.67

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended
	March 28, 2015	March 29, 2014
Net income	$31,614	$32,358
Foreign currency translation adjustment and other	(32,669)	(4,543)
Cumulative translation adjustment related to intercompany loan forgiveness	(2,341)	—
Pension and other post-retirement benefit plans:
Amortization of net loss and prior service benefit included in net periodic pension cost	729	289
Comprehensive income (loss), before income taxes	(2,667)	28,104
Income tax expense related to items of other comprehensive income (Note 10)	217	19
Comprehensive income (loss), net of income taxes	(2,884)	28,085
Less: Comprehensive income related to noncontrolling interests	73	126
Comprehensive income (loss) attributable to common shareholders	$(2,957)	$27,959

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	March 28, 2015	December 27, 2014
Assets
Current assets:
Cash and cash equivalents	$151,919	$160,023
Trade receivables, net	265,426	257,991
Inventories	86,055	89,043
Other current assets	110,742	99,841
Total current assets	614,142	606,898
Property, plant and equipment, net	657,601	676,797
Goodwill	313,159	321,077
Other intangible assets, net	169,242	178,875
Deferred tax asset	22,399	23,193
Other assets	70,686	78,352
Total assets	$1,847,229	$1,885,192
Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Current portion of long-term debt and capital leases	$31,880	$31,904
Accounts payable	34,904	33,815
Accrued compensation	52,219	71,569
Deferred revenue	76,658	78,124
Accrued liabilities	64,580	67,380
Other current liabilities	7,839	11,079
Current liabilities of discontinued operations	2,409	2,299
Total current liabilities	270,489	296,170
Long-term debt and capital leases	754,533	745,958
Other long-term liabilities	117,255	130,361
Long-term liabilities of discontinued operations	7,937	8,357
Total liabilities	1,150,214	1,180,846
Commitments and contingencies
Redeemable noncontrolling interest	29,453	28,419
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 85,328 shares issued and 47,355 shares outstanding at March 28, 2015 and 84,503 shares issued and 47,327 shares outstanding at December 27, 2014	853	845
Additional paid-in capital	2,360,731	2,307,640
Accumulated deficit	(107,234)	(138,775)
Treasury stock, at cost, 37,973 shares and 37,176 shares at March 28, 2015 and December 27, 2014, respectively	(1,481,892)	(1,423,260)
Accumulated other comprehensive loss	(108,745)	(74,247)
Total equity attributable to common shareholders	663,713	672,203
Noncontrolling interests	3,849	3,724
Total equity and redeemable noncontrolling interest	697,015	704,346
Total liabilities, equity and redeemable noncontrolling interest	$1,847,229	$1,885,192

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 28, 2015	March 29, 2014
Cash flows relating to operating activities
Net income	$31,614	$32,358
Less: Loss from discontinued operations	(7)	(270)
Income from continuing operations	31,621	32,628
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	22,368	20,050
Amortization of debt issuance costs	423	435
Stock-based compensation	9,674	6,659
Deferred income taxes	9,474	13,064
Gain on investments in limited partnerships	(1,271)	(6,104)
Other, net	(917)	1,380
Changes in assets and liabilities:
Trade receivables, net	(18,302)	(20,224)
Inventories	431	(2,294)
Other assets	(5,448)	(5,991)
Accounts payable	3,038	6,310
Accrued compensation	(17,252)	(5,839)
Deferred revenue	1,321	615
Accrued liabilities	(2,742)	6,933
Taxes payable and prepaid taxes	(20,639)	(16,497)
Other liabilities	(527)	(2,662)
Net cash provided by operating activities	11,252	28,463
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(893)	—
Capital expenditures	(10,648)	(11,190)
Purchases of investments	(9,724)	(6,705)
Proceeds from sale of investments and distributions from investments in limited partnerships	8,288	11,066
Other, net	684	318
Net cash used in investing activities	(12,293)	(6,511)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	39,828	49,352
Proceeds from exercises of stock options	34,136	34,841
Payments on long-term debt, capital lease obligations and revolving credit agreement	(23,678)	(72,589)
Purchase of treasury stock	(58,632)	(20,812)
Other, net	10,280	3,064
Net cash provided by (used in) financing activities	1,934	(6,144)
Discontinued operations
Net cash used in operating activities from discontinued operations	(316)	(664)
Effect of exchange rate changes on cash and cash equivalents	(8,681)	(1,221)
Net change in cash and cash equivalents	(8,104)	13,923
Cash and cash equivalents, beginning of period	160,023	155,927
Cash and cash equivalents, end of period	$151,919	$169,850

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared by Charles River Laboratories International, Inc. (the Company) in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to Rule 10-01 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 27, 2014. The condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of our financial position and results of operations. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The Company’s fiscal year is the twelve-month period ending the last Saturday in December.
Segment Reporting
During the three months ended June 28, 2014, following its acquisition of the contract research organization (CRO) services division of Galapagos N.V. (Argenta and BioFocus), the Company increased the number of its reportable segments to ensure alignment with the Company’s view of the business. The change in the Company’s reporting segments is described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the 2014 Annual Report on Form 10-K.
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
Consolidation
The Company’s consolidated financial statements reflect its financial statements and those of its subsidiaries in which the Company holds a controlling financial interest. For consolidated entities in which the Company owns or is exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interests in its consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. Intercompany balances and transactions are eliminated in consolidation.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the 2014 Annual Report on Form 10-K.
New Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-02, “Amendments to the Consolidation Analysis,” which amends existing consolidation requirements. The guidance affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the guidance amends (i) the identification of variable interests (fees paid to a decision maker or service provider), (ii) the variable interest entity characteristics for a limited partnership or similar entity and (iii) the primary beneficiary determination. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a significant impact on the Company’s financial position or results of operations.
In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of debt discounts or premiums. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this standard is not expected to have a significant impact on the Company’s financial position or results of operations.
In April 2015, FASB issued ASU 2015-04 “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets” to provide a practical expedient related to the measurement date of the defined benefit plan assets and obligations. The practical expedient allows employers with fiscal year-end dates that do not coincide with a calendar month end to measure pension and post-retirement benefit plan assets and obligations as of the calendar month-end date closest to the fiscal year end. The standard requires entities which elect the practical expedient to adjust the measurement of benefit plan assets and obligations for contributions or significant events between the month-end measurement date and the entity fiscal year end. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the impact the election of the practical expedient would have on its consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The ASU is effective for annual and interim periods beginning after December 15, 2016. On April 1, 2015, the FASB voted on to propose a deferral of the effective date of the ASU by one year, but to permit entities to adopt one year earlier if they choose. The proposed deferral is not a final decision and is still subject to the FASB’s due process requirement, which includes a period for public comments. The Company has not yet selected a transition method and is evaluating the impact the adoption will have on its consolidated financial statements and related disclosures.
2. BUSINESS ACQUISITIONS
ChanTest
In October 2014, the Company acquired ChanTest Corporation (ChanTest), a leading provider of ion channel testing services to the pharmaceutical and biotech industry. The acquisition augments the Company’s early discovery capabilities and enhances the Company’s ability to support clients’ target discovery and lead optimization efforts. The preliminary purchase price of the acquisition was $59.3 million, including $0.3 million in contingent consideration. The aggregate, undiscounted amount of contingent consideration that could become payable is a maximum of $2.0 million. The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes. The purchase price is subject to an adjustment based on the final determined net working capital as of the closing date. The business is reported in the Company’s Discovery and Safety Assessment (DSA) reportable segment.
The preliminary purchase price allocation of $52.1 million, net of $7.2 million in cash acquired, is as follows:

October 29, 2014
(in thousands)
Current assets (excluding cash)	4,648
Property, plant and equipment	1,579
Definite-lived intangible assets	23,920
Goodwill	34,927
Current liabilities	(3,515)
Long-term liabilities	(9,486)
Total purchase price allocation	$52,073

The purchase price allocations were prepared on a preliminary basis and are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. During the three months ended March 28, 2015, the Company recorded measurement period adjustments related to the ChanTest acquisition that resulted in an immaterial change to the purchase price allocation. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

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
VivoPath
In June 2014, the Company acquired substantially all of the assets of VivoPath LLC (VivoPath), a discovery services company specializing in the rapid, in vivo compound evaluation of molecules in the therapeutic areas of metabolism, inflammation and oncology. The preliminary purchase price was $2.3 million, including $1.6 million in contingent consideration, and was allocated primarily to the intangible assets acquired. The aggregate, undiscounted amount of contingent consideration that could become payable is a maximum of $2.4 million, payable over three years based on the achievement of revenue growth targets. The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes. The business is reported in the Company’s DSA reportable segment.
Argenta and BioFocus
On April 1, 2014, the Company acquired (1) 100% of the shares of the United Kingdom (U.K.) based entities Argenta and BioFocus, and (2) certain Dutch assets. These businesses have formed the core of the Company’s Early Discovery business. With this acquisition, the Company has enhanced its position as a full service, early-stage CRO, with integrated in vitro and in vivo capabilities from target discovery through preclinical development. The purchase price of the acquisition was $191.8 million, including $0.9 million in contingent consideration. The acquisition was funded by cash on hand and borrowings on the Company’s revolving credit facility. The purchase price included payment for estimated working capital, which was subject to final adjustment based on the actual working capital of the acquired business. The businesses are reported in the Company’s DSA reportable segment.
The contingent consideration earn-out period ended on April 1, 2015. As a result, the related contingent consideration liability was reversed and a gain of $0.8 million was recorded in selling, general, and administrative expenses during the three months ended March 28, 2015 as no payments are expected to be made. The contingent consideration was a one-time payment that could have become payable in the second quarter of 2015 based on the achievement of a certain revenue target for the twelve-month period following the acquisition. The aggregate, undiscounted amount of contingent consideration that the Company could have paid was €5.0 million ($5.4 million as of March 28, 2015). The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes.
The purchase price allocation of $183.6 million, net of $8.2 million of cash acquired, was as follows (in thousands):

Current assets (excluding cash)	$31,682
Property, plant and equipment	21,008
Other long term assets	11,140
Definite-lived intangible assets	104,470
Goodwill	65,235
Current liabilities	(13,139)
Long term liabilities	(36,802)
Total purchase price allocation	$183,594

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The breakout of definite-lived intangible assets acquired was as follows:

	Definite-Lived Intangible Assets	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$94,000	18
Backlog	5,900	1
Trademark and trade names	1,170	3
Leasehold interests	1,000	13
Other intangible assets	2,400	19
Total definite-lived intangible assets	$104,470
The goodwill resulting from the transaction is primarily attributed to the potential growth of the Company’s DSA businesses from clients introduced through Argenta and BioFocus, the assembled workforce of the acquired businesses and expected cost synergies. The goodwill attributable to Argenta and BioFocus is not deductible for tax purposes. The Company incurred transaction and integration costs in connection with the acquisition of less than $0.1 million and $3.3 million during the three months ended March 28, 2015 and March 29, 2014, respectively, which were included in selling, general and administrative expenses.
3. RESTRUCTURING
The Company periodically implements staffing reductions to improve operating efficiency at various sites.
The following table rolls forward the Company’s severance and retention cost liability:

	December 27, 2014	Expense	Payments and Adjustments	March 28, 2015
	(in thousands)
Severance and retention cost liability	$2,666	$1,130	$(1,621)	$2,175
Total	$2,666	$1,130	$(1,621)	$2,175
As of March 28, 2015 and December 27, 2014, $1.8 million and $2.2 million of severance and retention costs liabilities, respectively, were included in accrued compensation and $0.4 million and $0.5 million, respectively, were included in other long-term liabilities on the Company’s consolidated balance sheets.
The following table presents severance and retention costs by classification on the income statement:

	Three Months Ended
	March 28, 2015	March 29, 2014
	(in thousands)
Severance charges included in cost of revenue	$530	$1,682
Severance charges included in selling, general and administrative	600	218
Total expense	$1,130	$1,900

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents severance and retention cost by reportable segment:

	Three Months Ended
	March 28, 2015	March 29, 2014
	(in thousands)
Research models and services	$919	$1,584
Discovery and safety assessment	19	195
Manufacturing support	177	—
Corporate	15	121
Total expense	$1,130	$1,900
4. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables, net is as follows:

	March 28, 2015	December 27, 2014
	(in thousands)
Client receivables	$227,891	$219,118
Unbilled revenue	42,717	43,780
Total	270,608	262,898
Less: Allowance for doubtful accounts	(5,182)	(4,907)
Trade receivables, net	$265,426	$257,991
The composition of inventories is as follows:

	March 28, 2015	December 27, 2014
	(in thousands)
Raw materials and supplies	$14,823	$15,416
Work in process	9,583	11,802
Finished products	61,649	61,825
Inventories	$86,055	$89,043
The composition of other current assets is as follows:

	March 28, 2015	December 27, 2014
	(in thousands)
Prepaid assets	$31,432	$26,900
Deferred tax asset	20,469	27,644
Investments	14,906	16,167
Prepaid income tax	41,785	26,287
Restricted cash	1,859	2,552
Other	$291	$291
Other current assets	$110,742	$99,841

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of property, plant and equipment, net is as follows:

	March 28, 2015	December 27, 2014
	(in thousands)
Land	$39,775	$40,314
Buildings	668,309	682,495
Machinery and equipment	373,419	384,713
Leasehold improvements	36,953	37,270
Furniture and fixtures	21,548	22,577
Vehicles	3,796	3,967
Computer hardware and software	118,946	119,474
Construction in progress (1)	46,683	40,970
Total	1,309,429	1,331,780
Less: Accumulated depreciation	(651,828)	(654,983)
Property, plant and equipment, net	$657,601	$676,797
(1) Includes the leased facility under construction. See Note 8, “Long-Term Debt and Capital Lease Obligations.”
Depreciation expense for the three months ended March 28, 2015 and March 29, 2014 was $17.1 million and $15.7 million, respectively.
The composition of other assets is as follows:

	March 28, 2015	December 27, 2014
	(in thousands)
Deferred financing costs	$4,979	$5,401
Life insurance policies	27,848	27,603
Investments in limited partnerships	30,703	27,047
Other assets	7,156	18,301
Other assets	$70,686	$78,352
The composition of other current liabilities is as follows:

	March 28, 2015	December 27, 2014
	(in thousands)
Accrued income taxes	$6,410	$9,362
Current deferred tax liability	1,244	1,484
Accrued interest and other	185	233
Other current liabilities	$7,839	$11,079

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of other long-term liabilities is as follows:

	March 28, 2015	December 27, 2014
	(in thousands)
Deferred tax liability	$31,685	$30,816
Long-term pension liability	41,879	45,135
Accrued executive supplemental life insurance retirement plan and deferred compensation plan	33,061	33,007
Other long-term liabilities	10,630	21,403
Other long-term liabilities	$117,255	$130,361
5. INVESTMENTS IN LIMITED PARTNERSHIPS AND MARKETABLE SECURITIES
Investments in Limited Partnerships
The Company invests in several venture capital limited partnerships that invest in start-up companies primarily in the life sciences industry. The Company’s ownership interest in these limited partnerships ranges from 3.8% to 12.0%. Due to the percentage of ownership, the Company accounts for such investments under the equity method of accounting. The Company’s total commitment to these entities as of March 28, 2015 is $65.0 million, of which the Company has funded $22.0 million through March 28, 2015. During the three months ended March 29, 2014, the Company received dividends in cash and securities totaling $6.5 million. No dividends were received during the three months ended March 28, 2015. The Company recognized gains related to these investments of $1.3 million and $6.1 million for the three months ended March 28, 2015 and March 29, 2014, respectively.
Marketable Securities
The following is a summary of the Company's marketable securities, all of which are classified as available-for-sale:

	March 28, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Mutual fund	$4,650	$16	$—	$4,666
Total	$4,650	$16	$—	$4,666
There were no sales of available-for-sale securities during the three months ended March 28, 2015 or March 29, 2014.
6. FAIR VALUE
The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2, or 3 within the fair value hierarchy:

•	Level 1 - Fair values are determined utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access;

•
Level 2 - Fair values are determined by utilizing quoted prices for identical or similar assets and liabilities in active markets or other market observable inputs such as interest rates, yield curves, and foreign currency spot rates;

•	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The fair value hierarchy level is determined by asset and liability class based on the lowest level of significant input. The observability of inputs may change for certain assets or liabilities. This condition could cause an asset or liability to be reclassified between levels. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the three months ended March 28, 2015 and March 29, 2014, there were no transfers between levels.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuation methodologies used for assets and liabilities measured or disclosed at fair value are as follows:

•	Cash equivalents - Valued at quoted market prices determined through third-party pricing services.

•	Mutual funds - Valued at the unadjusted quoted net asset value of shares held by the Company.

•	Investments in life insurance policies - Valued at cash surrender value based on fair value of underlying investments.

•
Redeemable noncontrolling interest - Valued primarily using the income approach based on estimated future cash flows of the underlying business based on the Company’s projected financial data discounted by a weighted average cost of capital.

•	Contingent consideration- Valued based on a probability weighting of the future cash flows associated with the potential outcomes.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 28, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$103	$—	$103
Marketable securities	4,666	—	—	4,666
Life insurance policies	—	20,827	—	20,827
Total assets measured at fair value	$4,666	$20,930	$—	$25,596

Redeemable noncontrolling interest	$—	$—	$29,453	$29,453
Contingent consideration	—	—	2,786	2,786
Total liabilities measured at fair value	$—	$—	$32,239	$32,239

	December 27, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$1,934	$—	$1,934
Life insurance policies	—	20,520	—	20,520
Total assets measured at fair value	$—	$22,454	$—	$22,454

Redeemable noncontrolling interest	—	—	28,419	28,419
Contingent consideration	—	—	2,828	2,828
Total liabilities measured at fair value	$—	$—	$31,247	$31,247

Redeemable Noncontrolling Interest
The Company’s redeemable noncontrolling interest resulted from the acquisition of a 75% ownership interest in Vital River. Concurrent with the acquisition, the Company entered into a joint venture agreement with the noncontrolling interest holders that provides the Company with the right to purchase the remaining 25% of the entity for cash at its then appraised value beginning in January 2016. Additionally, the noncontrolling interest holders were granted the right to require the Company to purchase the remaining 25% of the entity at its then appraised value beginning in January 2016 for cash. These rights are accelerated in certain events. As the noncontrolling interest holders can require the Company purchase the remaining 25%

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest, the noncontrolling interest is classified in the mezzanine section of the consolidated balance sheet, which is above the equity section and below liabilities.
The following table provides a rollforward of the fair value of the Company’s redeemable noncontrolling interest:

	Three Months Ended
	March 28, 2015	March 29, 2014
	(in thousands)
Beginning balance	$28,419	$20,581
Additions	—	—
Total gains or losses (realized/unrealized):
Net income (loss) attributable to noncontrolling interest	(130)	1
Foreign currency translation	78	(476)
Change in fair value, included in additional paid-in capital	1,086	1,473
Ending balance	$29,453	$21,579
The significant unobservable inputs used in the fair value measurement of the Company’s redeemable noncontrolling interest are the estimated future cash flows based on projected financial data and a discount rate of 18.5%. Significant changes in the timing or amounts of the estimated future cash flows would result in a significantly higher or lower fair value measurement. Significant increases or decreases in the discount rate would result in a significantly lower or higher fair value measurement, respectively.
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the acquisitions of Argenta, BioFocus, VivoPath and ChanTest. See Note 2, “Business Acquisitions.”

Three Months Ended
March 28, 2015
(in thousands)
Beginning balance	$2,828
Additions	675
Total gains or losses (realized/unrealized):
Reversal of previously recorded contingent liability and change in fair value	(717)
Ending balance	$2,786
The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration are the probabilities of successful achievement of certain financial targets and a discount rate. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in the discount rate would result in a significantly lower or higher fair value measurement, respectively.
Debt Instruments
The book value of the Company’s term and revolving loans, which are variable rate loans carried at amortized cost, approximates their fair value based on current market pricing of similar debt. As the fair value is based on significant other observable inputs, including current interest and foreign currency exchange rates, it is deemed to be Level 2.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

		Adjustments to Goodwill
	December 27, 2014	Acquisitions	Foreign Exchange	March 28, 2015
	(in thousands)
Research Models and Services	$59,196	$—	$(411)	$58,785
Discovery and Safety Assessment	229,302	(624)	(5,547)	223,131
Manufacturing Support	32,579	187	(1,523)	31,243
Total	$321,077	$(437)	$(7,481)	$313,159
Other Intangible Assets, net
The following table displays other intangible assets, net by major class:

	March 28, 2015			December 27, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Backlog	$8,574	$(8,027)	$547	$8,728	$(6,636)	$2,092
Client relationships	361,287	(208,866)	152,421	379,339	(217,938)	161,401
Trademarks and trade names	6,533	(5,396)	1,137	6,603	(5,314)	1,289
Standard operating procedures	2,302	(1,738)	564	2,309	(1,642)	667
Other identifiable intangible assets	16,061	(4,926)	11,135	16,334	(6,346)	9,988
Total definite-lived intangible assets	394,757	(228,953)	165,804	413,313	(237,876)	175,437
Indefinite-lived intangibles assets			3,438			3,438
Total other intangibles assets, net			$169,242			$178,875
8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-Term Debt
Long-term debt consists of the following:

	March 28, 2015	December 27, 2014
	(in thousands)
Term loans	$367,500	$378,000
Revolving credit facility	392,426	375,536
Other long-term debt	214	214
Total debt	760,140	753,750
Less: current portion of long-term debt	(31,696)	(31,714)
Long-term debt	$728,444	$722,036
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
The $420.0 million U.S. term loan facility matures in quarterly installments through maturity on May 29, 2018. The $550.0 million multi-currency revolving credit facility also matures on May 29, 2018, and requires no scheduled payment before this

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

date. The interest rates applicable to the $970M Credit Facility are variable and are based on an applicable rate plus a spread determined by the Company’s leverage ratio. As of both March 28, 2015 and December 27, 2014, the weighted average interest rate on the Company’s debt was 1.42%.
The $970M Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company’s business, and negative and affirmative covenants. As of March 28, 2015, the Company was compliant with all covenants.
At both March 28, 2015 and December 27, 2014, the Company had $5.0 million in outstanding letters of credit.
Capital Lease Obligations, including Build-to-Suit Lease
The Company acquired a built-to-suit lease as part of its acquisition of Argenta and BioFocus. In accordance with accounting guidance applicable to entities involved with the construction of an asset that will be leased when the construction is completed, the Company is considered the owner, for accounting purposes, of this property during the construction period. Accordingly, the Company records an asset and a corresponding financing obligation on its consolidated balance sheet for the amount of total project costs incurred related to the construction in progress for this building through completion of the construction period. Upon completion of the buildings, the Company will assess and determine if the assets and corresponding liabilities should be derecognized. As of March 28, 2015 and December 27, 2014, the remaining financing obligation totaled $25.3 million and $23.1 million, respectively.
Other capital lease obligations amounted to $1.0 million at both March 28, 2015 and December 27, 2014.
9. EQUITY
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended
	March 28, 2015	March 29, 2014
	(in thousands)
Numerator:
Net income from continuing operations attributable to common shareholders	$31,548	$32,502
Loss from discontinued operations, net of income taxes	(7)	(270)
Net income attributable to common shareholders	$31,541	$32,232

Denominator:
Weighted-average shares outstanding—Basic	46,772	47,091
Effect of dilutive securities:
Stock options, restricted stock units, performance stock units and contingently issuable restricted stock	1,096	1,060
Weighted-average shares outstanding—Diluted	47,868	48,151
Earnings Per Share
Options to purchase approximately 0.6 million shares were outstanding at both March 28, 2015 and March 29, 2014, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted average shares outstanding for both the three months ended March 28, 2015 and March 29, 2014 excluded the weighted average impact of approximately 1.2 million shares of non-vested restricted stock and restricted stock units.
Treasury Shares
In July 2010, the Company’s Board of Directors authorized a $500.0 million stock repurchase program, and subsequently approved increases to the stock repurchase program of $250.0 million in 2010, $250.0 million in 2013 and $150.0 million in 2014 for an aggregate authorization of $1,150.0 million. The Company repurchased approximately 0.7 million shares for $50.0 million and approximately 0.2 million shares for $9.8 million in the three months ended March 28, 2015 and March 29, 2014, respectively. As of March 28, 2015, the Company had $128.5 million remaining on the authorized stock repurchase program. The Company’s 2007 Incentive Plan permits the netting of common stock upon vesting of restricted stock and restricted stock

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

units in order to satisfy individual minimum statutory tax withholding requirements. During the three months ended March 28, 2015 and March 29, 2014, the Company acquired approximately 0.1 million shares for $8.6 million and approximately 0.1 million shares for $6.7 million, respectively.
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income tax, are as follows:

	Foreign Currency Translation and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 27, 2014	$(19,891)	$(54,356)	$(74,247)
Other comprehensive loss before reclassifications	(32,669)	—	(32,669)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,341)	729	(1,612)
Net current period other comprehensive income (loss)	(35,010)	729	(34,281)
Income tax expense	—	217	217
March 28, 2015	$(54,901)	$(53,844)	$(108,745)
Foreign currency translation and other includes an insignificant amount of unrealized gains (losses) on available-for-sale marketable securities.
Nonredeemable Noncontrolling Interests
The Company has investments in several entities, whose financial results are consolidated in the Company’s financial statements, as it has the ability to exercise control over these entities. The interests of the respective noncontrolling parties in these entities have been recorded as noncontrolling interests. The activity within the nonredeemable noncontrolling interests was insignificant during the three months ended March 28, 2015 or March 29, 2014.
10. INCOME TAXES
The Company’s overall effective tax rate was 1.0% for the three months ended March 28, 2015 and 24.1% for the three months ended March 29, 2014. The decrease was primarily attributable to a reduction in unrecognized tax benefits and related interest of $10.4 million due to the expiration of the statute of limitations associated with pre-acquisition tax positions on forgiveness of debt.
During the three months ended March 28, 2015, the Company’s unrecognized tax benefits decreased by $11.5 million to $23.1 million primarily due to the expiration of the statute of limitations associated with pre-acquisition tax positions on forgiveness of debt. The amount of unrecognized income tax benefits that would impact the effective tax rate decreased by $11.8 million, to $20.5 million. The amount of accrued interest on unrecognized tax benefits was $0.9 million at March 28, 2015. The Company believes that it is reasonably possible that the Company’s unrecognized tax benefits will decrease by up to $2.9 million, over the next twelve-month period, as a result of the settlement of audits and realized capital gains.
The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits in jurisdictions including the U.S., U.K., Japan, France, Germany, and Canada. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2011.
The Company and certain of its subsidiaries are currently under audit by various tax authorities in the U.S., Canada, U.K., and France. The Company does not believe that resolution of these controversies will have a material impact on its financial position or results of operations.
On December 2, 2014, the Quebec government released Information Bulletin 2014-11, which elaborated on a proposed law change to its SR&ED credit that, if passed, would provide a one-time retroactive benefit to operating income in the year of enactment and would provide a corresponding increase to the Company’s effective income tax rate. If passed as proposed, the tax law change would also provide an ongoing reduction in benefit to operating income and an additional corresponding increase to the Company’s effective income tax rate in the year of enactment and beyond.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with the Company’s policy, the remaining undistributed earnings of its non-U.S. subsidiaries remain indefinitely reinvested as of the end of the three months ended March 28, 2015 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.
The income tax expense (benefit) related to items of other comprehensive income are as follows:

	Three Months Ended
	March 28, 2015	March 29, 2014
	(in thousands)
Income tax benefit related to foreign currency translation adjustment	$—	$(105)
Income tax expense related to change in unrecognized pension gains, losses and prior service costs	217	124
Income tax expense related to items of other comprehensive income	$217	$19
11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The following table provides the components of net periodic cost (benefit) for the Company’s pension and other post-retirement benefit plans:

	Pension Plans		Other Post-Retirement Benefit Plans
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(in thousands)
Service cost	$935	$842	$214	$189
Interest cost	3,070	3,211	265	252
Expected return on plan assets	(4,382)	(4,278)	—	—
Amortization of prior service cost (credit)	(151)	(159)	—	165
Amortization of net loss	812	223	68	63
Net periodic cost (benefit)	$284	$(161)	$547	$669

12. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock, restricted stock units and performance share units (PSUs).
The following table provides the financial statement line items in which stock-based compensation is reflected:

	Three Months Ended
	March 28, 2015	March 29, 2014
	(in thousands)
Cost of revenue	$1,501	$1,353
Selling, general and administrative	8,173	5,306
Stock-based compensation, before income taxes	9,674	6,659
Provision for income taxes	(3,385)	(2,364)
Stock-based compensation, net of income tax	$6,289	$4,295
During the three months ended March 28, 2015, the Company issued approximately 0.2 million restricted stock units with a per share weighted average grant date fair value of $76.67, approximately 0.4 million stock options with a per share weighted

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

average grant date fair value of $17.41, and approximately 0.2 million PSUs with a per share weighted average grant date fair value of $87.50. The maximum number of common shares to be issued upon vesting of PSUs granted during the three months ended March 28, 2015 is approximately 0.3 million.
During the three months ended March 28, 2015, the Company modified certain stock-based awards granted in previous years as part of executive retirement transitions. For the stock-based awards granted in the three months ended March 28, 2015, the Company introduced a new retirement provision, which allows for continued vesting of such awards after the employee’s retirement if certain eligibility conditions are met. The introduction of the new retirement provision and stock-based award modifications increased the Company’s stock-based compensation expense for the three months ended March 28, 2015 by $1.4 million.
13. COMMITMENTS AND CONTINGENCIES
Litigation
Various lawsuits, claims, and proceedings of a nature considered normal to its business are pending against the Company. While the outcome of any of these proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any of these existing matters would have a material adverse effect on the Company’s business or financial condition.
In May 2013, the Company commenced an investigation into inaccurate billing with respect to certain government contracts. The Company promptly reported these matters to the relevant government contracting officers, the Department of Health and Human Services’ Office of the Inspector General, and the Department of Justice, and the Company is cooperating with these agencies to ensure the proper repayment and resolution of this matter. The Company identified approximately $1.5 million of excess amounts billed on these contracts since January 1, 2007 and reserved such amount.  Because of the ongoing discussions with the government and complex nature of this matter, the Company believes that it is reasonably possible that additional losses may be incurred; however, the Company cannot at this time estimate the potential range of loss beyond the current reserve of $1.5 million.
Operating Leases
During the three months ended March 28, 2015, the Company entered into a real property lease agreement and exercised options to extend the lease terms for several other real property leases. As a result, the Company’s operating lease obligations through April 2020 increased by $6.9 million.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SEGMENT INFORMATION
The Company reports its financial performance in three segments: Research Models and Services, Discovery and Safety Assessment and Manufacturing Support.
The following table presents revenue and other financial information by reportable segment:

	Three Months Ended
	March 28, 2015	March 29, 2014
	(in thousands)
Research Models and Services
Revenue	$120,011	$132,495
Gross margin	45,804	51,647
Operating income	28,845	35,444
Depreciation and amortization	6,045	6,441
Capital expenditures	2,733	4,099
Discovery and Safety Assessment
Revenue	$140,012	$105,138
Gross margin	43,683	25,659
Operating income	23,516	11,713
Depreciation and amortization	11,139	8,142
Capital expenditures	5,378	4,036
Manufacturing Support
Revenue	$60,391	$61,735
Gross margin	30,173	31,507
Operating income	16,798	18,416
Depreciation and amortization	3,286	3,628
Capital expenditures	1,566	2,264
A reconciliation of segment operating income, depreciation and amortization, and capital expenditures to the respective consolidated amounts is as follows:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	Three Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(in thousands)
Total reportable segments	$69,159	$65,573	$20,470	$18,211	$9,677	$10,399
Unallocated corporate	(26,154)	(25,867)	1,898	1,839	971	791
Total consolidated	$43,005	$39,706	$22,368	$20,050	$10,648	$11,190

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue for each significant product or service area is as follows:

	Three Months Ended
	March 28, 2015	March 29, 2014
	(in thousands)
Research models and services	$120,011	$132,495
Discovery and safety assessment	140,012	105,138
Endotoxin and Microbial Detection	32,826	32,465
Other manufacturing support	27,565	29,270
Manufacturing support	60,391	61,735
Total revenue	$320,414	$299,368
A summary of unallocated corporate overhead consists of the following:

	Three Months Ended
	March 28, 2015	March 29, 2014
	(in thousands)
Stock-based compensation expense	$6,280	$3,702
Salary, bonus and fringe	10,696	10,267
Consulting, audit and professional services	3,641	3,231
IT related expenses	1,864	1,577
Depreciation expense	1,898	1,839
Acquisition related adjustments	(362)	3,305
Other general unallocated corporate expenses	2,137	1,946
Total unallocated corporate overhead costs	$26,154	$25,867
Other general unallocated corporate expenses consist of various departmental costs including those associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.
15. SUBSEQUENT EVENTS
On April 22, 2015, the Company amended and restated the $970M Credit Facility creating a $1.3 billion facility that provides for approximately $400.0 million term loan facility and a $900.0 million multi-currency revolving facility. The term loan facility matures in 20 quarterly installments with the last installment due April 22, 2020. The revolving facility matures on April 22, 2020 and requires no scheduled payment before that date. The interest rates applicable to term loans and revolving loans under the credit agreement are, at the Company’s option, equal to either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50% or (3) the one-month adjusted LIBOR rate) or the adjusted LIBOR rate plus an interest rate margin based upon the Company’s leverage ratio.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes of this quarterly report on Form 10-Q and our audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 27, 2014. The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in our Annual Report on Form 10-K. Certain percentage changes from period over period may not recalculate due to rounding.
Overview
We are a full service, early-stage contract research organization. For nearly 70 years, we have been in the business of providing the research models required in research and development of new drugs, devices, and therapies. Over this time, we have built upon our original core competency laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of discovery and safety assessment services, both Good Laboratory Practice (GLP) and non-GLP that are able to support our clients from target identification through preclinical development. We also provide a suite of products and services to support our clients’ manufacturing activities. Utilizing our broad portfolio of products and services enables our clients to create a more flexible drug development model, which reduces their costs, enhances their productivity and effectiveness, and increases speed to market. We currently operate approximately 60 facilities in 17 countries worldwide, which numbers exclude our Insourcing Solutions (IS) sites.
We report our financial performance in three segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA) and Manufacturing Support (Manufacturing). Our RMS segment includes the Research Models and Research Model Services businesses. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes three business units: Genetically Engineered Model Services, which performs contract breeding and other services associated with genetically engineered models; Research Animal Diagnostic Services, which provides health monitoring and diagnostics services related to research models; and IS, which provides colony management of our clients’ research operations (including recruitment, training, staffing and management services). Our DSA segment includes services required to take a drug through the early development process including discovery services, which are non-regulated services to assist clients with the identification, screening and selection of a lead compound for drug development, and regulated and non-regulated safety assessment services. Our Manufacturing segment includes Endotoxin and Microbial Detection (EMD), which includes in vitro (non-animal) lot-release testing products and microbial detection and species identification services, as well as Biologics Testing Services (Biologics), which performs specialized testing of biologics and devices, and Avian Vaccine Services (Avian), which supplies specific-pathogen-free fertile chicken eggs and chickens.
Results of Operations
Three Months Ended March 28, 2015 Compared to the Three Months Ended March 29, 2014
Revenue

	Three Months Ended
	March 28, 2015	March 29, 2014	$ Change	% Change	Impact of FX
	(in millions, except percentages)
Research models and services	$120.0	$132.5	$(12.5)	(9.4)%	(6.8)%
Discovery and safety assessment	140.0	105.2	34.8	33.1%	(3.1)%
Manufacturing support	60.4	61.7	(1.3)	(2.1)%	(7.9)%
Total revenue	$320.4	$299.4	$21.0	7.0%	(5.8)%
Revenue for the three months ended March 28, 2015 increased $21.0 million, or 7.0%, compared with the corresponding period in 2014. Reported revenue decreased by $17.3 million, or 5.8%, when compared to the prior period, due to negative effects of changes in foreign currency exchange rates.
RMS revenue decreased by $12.5 million primarily due to lower research models revenue in Europe and Japan and lower research model services revenue, partially offset by an increase of research models revenue in North America.
DSA revenue increased $34.8 million due to an increase in the Discovery Services business, which includes the Argenta, BioFocus and ChanTest acquisitions that contributed $24.1 million to revenue growth, as well as higher revenue in the Safety Assessment business.

Manufacturing revenue decreased $1.3 million, as higher Avian revenue was offset by lower Biologics revenue.
Cost of Products Sold and Services Provided

	Three Months Ended
	March 28, 2015	March 29, 2014	$ change	% change
	(in millions, except percentages)
Research models and services	$74.2	$80.9	$(6.7)	(8.3)%
Discovery and safety assessment	96.3	79.5	16.8	21.1%
Manufacturing support	30.2	30.2	—	—%
Total cost of products sold and services provided	$200.7	$190.6	$10.1	5.3%
Cost of products sold and services provided (costs) for the three months ended March 28, 2015 increased 10.1 million, or 5.3%, compared with the corresponding period in 2014. Costs as a percentage of revenue for the three months ended March 28, 2015 were 62.6%, a decrease of 1.1%, from 63.7% for the corresponding period in 2014.
RMS costs decreased $6.7 million, due primarily to cost savings achieved as a result of our efficiency initiatives. RMS costs as a percentage of revenue for the three months ended March 28, 2015 were 61.8%, an increase of 0.7%, from 61.1% for the corresponding period in 2014.
DSA costs increased $16.8 million, primarily due to a $17.8 million increase in Discovery Services costs, which included a higher cost base due to the acquisition of Argenta, BioFocus and ChanTest, partially offset by a decrease in Safety Assessment costs. DSA costs as a percentage of revenue for the three months ended March 28, 2015 were 68.8%, a decrease of 6.8%, from 75.6% for the corresponding period in 2014.
Manufacturing costs remained unchanged from the corresponding period in 2014. Manufacturing costs as a percentage of revenue for the three months ended March 28, 2015 were 50.0%, an increase of 1.1%, from 48.9% for the corresponding period in 2014.
Selling, General and Administrative Expenses

	Three Months Ended
	March 28, 2015	March 29, 2014	$ change	% change
	(in millions, except percentages)
Research models and services	$16.2	$15.3	$0.9	5.9%
Discovery and safety assessment	16.7	11.9	4.8	40.3%
Manufacturing support	12.3	11.7	0.6	5.1%
Unallocated corporate	26.2	25.9	0.3	1.2%
Total selling, general and administrative	$71.4	$64.8	$6.6	10.2%
Selling, general and administrative expenses (SG&A) for the three months ended March 28, 2015 increased $6.6 million, or 10.2%, compared with the corresponding period in 2014. SG&A as a percentage of revenue for the three months ended March 28, 2015 was 22.3%, an increase of 0.7%, from 21.6% for the corresponding period in 2014.
The increase in RMS SG&A of $0.9 million was related to an increase of $0.3 million in compensation, benefits and other employee related expenses; an increase of $0.1 million in stock-based compensation; and an increase of $0.8 million in other expenses; partially offset by a decrease of $0.3 million in operating costs, including information technology infrastructure and facility expenses. RMS SG&A as a percentage of revenue for the three months ended March 28, 2015 was 13.5%, an increase of 2.0%, from 11.5% for the corresponding period in 2014.
The increase in DSA SG&A of $4.8 million was related to an increase of $3.6 million in compensation, benefits and other employee-related expenses; an increase of $0.7 million in external consulting and other service expenses; an increase of $0.4 million in operating expenses, including information technology infrastructure and facility expenses; and an increase of $0.1 million in other expenses; all of which were primarily due to the Argenta and BioFocus acquisitions. DSA SG&A as a percentage of revenue for the three months ended March 28, 2015 was 11.9%, an increase of 0.6%, from 11.3% for the corresponding period in 2014.
The increase in Manufacturing SG&A of $0.6 million was related to an increase of $0.4 million in compensation, benefits and other employee-related expenses; an increase of $0.2 million in stock-based compensation; and an increase of $0.2 million in other expenses; partially offset by a decrease of $0.2 million in operating costs, including information technology infrastructure and facility expenses. Manufacturing SG&A as a percentage of revenue for the three months ended March 28, 2015 was 20.4%, an increase of 1.4%, from 19.0% for the corresponding period in 2014.
The increase in corporate SG&A of $0.3 million was related to an increase of $2.6 million in stock-based compensation, primarily related to our annual stock-based grants made in March 2015, which include a new retirement vesting provision, and the modification of certain stock-based awards; an increase of $0.4 million in compensation, benefits and other employee-related expenses; an increase of $0.4 million in external consulting and other service expenses; and an increase of $0.6 million in other expenses; partially offset by a decrease of $3.0 million in costs associated with the evaluation and integration of acquisitions and contingent consideration adjustments of $0.7 million, primarily related to a reversal of the contingent consideration liability previously recorded in connection with the acquisition of Argenta and BioFocus.
Amortization of Intangible Assets Amortization of intangibles for the three months ended March 28, 2015 was $5.3 million, an increase of $1.0 million, or 23.3%, from $4.3 million for the three months ended March 29, 2014, primarily as a result of the acquisitions of Argenta, BioFocus, and ChanTest.
Interest Income Interest income, which represents earnings on held cash, cash equivalents, and time deposits, was $0.3 million for the three months ended March 28, 2015, an increase of $0.1 million, or 50.0%, compared to $0.2 million for the three months ended March 29, 2014.
Interest Expense Interest expense for the three months ended March 28, 2015 was $3.0 million, an increase of $0.2 million, or 7.1%, compared to $2.8 million in the three months ended March 29, 2014. The increase was the result of a higher average debt balance outstanding.
Other Income (Expense), Net Other income (expense), net, was a net expense of $8.3 million for the three months ended March 28, 2015, a decrease of $14.2 million, or 240.7%, compared to a net other income of $5.9 million for the three months ended March 29, 2014. The decrease in other income (expense), net was driven by a $10.4 million reversal of the indemnification asset associated with a previous acquisition and a decrease of $4.8 million in gains on our investments in limited partnerships accounted for under the equity method, partially offset by other activity of $1.0 million.
Income Taxes Income tax expense for the three months ended March 28, 2015 was $0.3 million, a decrease of $10.1 million compared to $10.4 million for the three months ended March 29, 2014. Our effective tax rate was 1.0% for the first quarter of 2015, compared to 24.1% for the first quarter of 2014. The decrease was primarily attributable to a reduction in unrecognized tax benefits and related interest of $10.4 million due to the expiration of the statute of limitations associated with pre-acquisition positions on the forgiveness of debt.
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
The following table presents our cash and cash equivalents and investments held in the U.S. and by foreign subsidiaries:

	March 28, 2015	December 27, 2014
	(in millions)
Cash and cash equivalents:
Held in the U.S.	$13.4	$10.0
Held outside the US	138.5	150.0
Total cash and cash equivalents	$151.9	$160.0
Investments held in the U.S	4.7	2.8
Investments held outside the U.S.	10.2	13.4
Total cash and cash equivalents and investments	$166.8	$176.2

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
Amounts outstanding under the $970M Credit Facility were as follows:

	March 28, 2015	December 27, 2014
	(in millions)
Term loans	$367.5	$378.0
Revolving credit facility	392.4	375.5
Total	$759.9	$753.5
On April 22, 2015, we amended and restated the $970M Credit Facility creating a $1.3 billion facility that provides for approximately $400.0 million term loan facility and a $900.0 million multi-currency revolving facility. The term loan facility matures in 20 quarterly installments with the last installment due April 22, 2020. The revolving facility matures on April 22, 2020 and requires no scheduled payment before that date. The interest rates applicable to term loans and revolving loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50% or (3) the one-month adjusted LIBOR rate) or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio.
Repurchases of Common Stock
In July 2010, our Board of Directors authorized a $500.0 million stock repurchase program, and subsequently approved increases for an aggregate authorization of $1,150.0 million. During the three months ended March 28, 2015, we repurchased approximately 0.7 million shares at a cost of $50.0 million. At March 28, 2015, we had $128.5 million remaining on the authorized stock repurchase program. Our 2007 Incentive Plan permits the netting of common stock upon vesting of restricted stock and restricted stock units in order to satisfy individual minimum statutory tax withholding requirements. During the three months ended March 28, 2015, we acquired approximately 0.1 million shares for $8.6 million.
Cash Flows
The following table presents our net cash provided by operating activities:

	Three Months Ended
	March 28, 2015	March 29, 2014
	(in millions)
Income from continuing operations	$31.6	$32.6
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities	39.8	35.5
Changes in assets and liabilities	(60.1)	(39.6)
Net cash provided by operating activities	$11.3	$28.5
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income from continuing operations for (1) non-cash operating items such as depreciation and amortization, stock-based compensation and gains (losses) on investments in limited partnerships and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For the three months ended March 28, 2015, compared to the three months ended March 29, 2014, the decrease in cash provided by operating activities is primarily driven by the net changes in operating assets and liabilities. Our days sales outstanding, which includes deferred revenue as an offset to accounts receivable in the calculation, was 54 days as of March 28, 2015, compared to 52 days as of December 27, 2014.

The following table presents our net cash used in investing activities:

	Three Months Ended
	March 28, 2015	March 29, 2014
	(in millions)
Acquisition of businesses and assets, net of cash acquired	$(0.9)	$—
Capital expenditures	(10.6)	(11.2)
Investments, net	(1.4)	4.4
Other, net	0.6	0.3
Net cash used in investing activities	$(12.3)	$(6.5)
The primary use of cash in investing activities in the three months ended March 28, 2015 and March 29, 2014 was related to our capital expenditures of $10.6 million and $11.2 million, respectively.

	Three Months Ended
	March 28, 2015	March 29, 2014
	(in millions)
Proceeds from long-term debt and revolving credit agreement	$39.8	$49.4
Proceeds from exercises of stock options	34.1	34.8
Payments on long-term debt, capital lease obligation and revolving credit agreement	(23.7)	(72.6)
Purchase of treasury stock	(58.6)	(20.8)
Other, net	10.3	3.1
Net cash provided by (used in) financing activities	$1.9	$(6.1)
For the three months ended March 28, 2015, cash provided by financing activities reflected net borrowings of $16.1 million and proceeds from exercises of employee stock options of $34.1 million, partially offset by treasury stock purchases of $58.6 million made pursuant to our authorized stock repurchase program. For the three months ended March 29, 2014, cash used in financing activities reflected net debt repayments of $23.2 million and treasury stock purchases of $20.8 million, partially offset by proceeds from exercises of employee stock options of $34.8 million.
Contractual Commitments and Obligations
The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 27, 2014. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K other than the changes described in Note 13, “Commitments and Contingencies,” in this Quarterly Report on Form 10-Q.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S.). The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience, trends in the industry, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

We believe that our application of the following accounting policies, each of which require significant judgments and estimates on the part of management, is the most critical to aid in fully understanding and evaluating our reported financial results: (1) revenue recognition, (2) income taxes, (3) goodwill and intangible assets, (4) valuation and impairment of long-lived assets, (5) pension and other retiree benefit plans, and (6) stock-based compensation. Our critical accounting policies are described in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. We did not adopt any new accounting pronouncements during the three months ended March 28, 2015 that had a material effect on our condensed consolidated financial statements included in this report.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of March 28, 2015, our debt portfolio was comprised primarily of floating interest rate borrowings. A 100-basis point increase in interest rates would increase our annual pre-tax interest expense by approximately $9.2 million.
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
During the three months ended March 28, 2015, we utilized foreign exchange contracts, principally to hedge certain balance sheet exposures resulting from currency fluctuations. No foreign currency contracts were open at March 28, 2015.

Item 4.    Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as of March 28, 2015. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may, from time to time, make changes aimed at enhancing their effectiveness to ensure that our systems evolve with our business.
(b)    Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 28, 2015 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 27, 2014.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the quarter ended March 28, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
December 28, 2014 to January 24, 2015	180,000	$67.24	180,000	$166,352
January 25, 2015 to February 21, 2015	237,500	$71.21	237,500	$149,439
February 22, 2015 to March 28, 2015	378,493	$78.25	265,656	$128,453
Total:	795,993		683,156
In July 2010, our Board of Directors authorized a $500.0 million stock repurchase program, and subsequently approved increases to the stock repurchase program of $250.0 million in the fiscal year 2010, $250.0 million in the fiscal year 2013 and $150.0 million for the fiscal year 2014 for an aggregate authorization of $1,150.0 million.
At March 28, 2015, we had $128.5 million remaining on the authorized stock repurchase program.
Additionally, our incentive plans permit the netting of common stock upon vesting of restricted stock and restricted stock units in order to satisfy individual minimum statutory tax withholding requirements.

Item 6.    Exhibits
(a) Exhibits

10.1	Charles River Laboratories International, Inc. Form of Restricted Stock Unit Agreement granted under the 2007 Incentive Plan. Filed herewith.

10.2	Charles River Laboratories International, Inc. Form of Non-Qualified Stock Option Agreement granted under the 2007 Incentive Plan. Filed herewith.

10.3	Charles River Laboratories International, Inc. Form of Performance Share Unit Agreement granted under the 2007 Incentive Plan. Filed herewith.

10.4	Thomas F. Ackerman Performance Award Agreement dated February 27, 2015. Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed herewith.
31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed herewith.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act. Filed herewith.

101
The following materials from the Form 10-Q for the period ended March 28, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income , (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) related notes to these Unaudited Condensed Consolidated Interim Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

April 30, 2015	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

April 30, 2015	/s/ THOMAS F. ACKERMAN
Thomas F. AckermanCorporate Executive Vice President and Chief Financial Officer