Form 10-Q
period 2015-06-27
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2015-07-30
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 15, 2015, there were 46,779,186 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended June 27, 2015

Special Note on Factors Affecting Future Results
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on our current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: goodwill and asset impairments still under review; future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with venture capital limited partnerships and leading pharmaceutical companies and opportunities for future similar arrangements; our cost structure; the impact of acquisitions (including Argenta and BioFocus, VivoPath, ChanTest, Sunrise and Celsis); our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure) including gains and losses attributable to businesses we plan to close, consolidate or divest; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our liquidity. In addition, these statements include the impact of economic and market conditions on our clients; the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis and our ability to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 27, 2014 under the sections entitled “Our Strategy,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Service revenue	$214,380	$211,003	$411,160	$383,348
Product revenue	125,193	130,176	248,827	257,199
Total revenue	339,573	341,179	659,987	640,547
Costs and expenses:
Cost of services provided	144,143	147,954	280,449	271,923
Cost of products sold	62,647	67,591	127,095	134,177
Selling, general and administrative	71,331	67,756	142,728	132,523
Amortization of intangible assets	5,717	6,853	10,975	11,193
Operating income	55,735	51,025	98,740	90,731
Other income (expense):
Interest income	297	222	581	427
Interest expense	(4,376)	(3,373)	(7,400)	(6,174)
Other income (expense), net	8,672	2,667	359	8,543
Income from continuing operations, before income taxes	60,328	50,541	92,280	93,527
Provision for income taxes	11,076	14,081	11,407	24,439
Income from continuing operations, net of income taxes	49,252	36,460	80,873	69,088
Loss from discontinued operations, net of income taxes	(7)	(644)	(14)	(914)
Net income	49,245	35,816	80,859	68,174
Less: Net income attributable to noncontrolling interests	(736)	(552)	(809)	(678)
Net income attributable to common shareholders	$48,509	$35,264	$80,050	$67,496
Earnings (loss) per common share
Basic:
Continuing operations attributable to common shareholders	$1.04	$0.76	$1.71	$1.46
Discontinued operations	$—	$(0.01)	$—	$(0.02)
Net income attributable to common shareholders	$1.04	$0.75	$1.71	$1.44
Diluted:
Continuing operations attributable to common shareholders	$1.02	$0.75	$1.68	$1.43
Discontinued operations	$—	$(0.01)	$—	$(0.02)
Net income attributable to common shareholders	$1.02	$0.74	$1.68	$1.41

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income	$49,245	$35,816	$80,859	$68,174
Foreign currency translation adjustment and other	17,953	12,902	(14,716)	7,884
Cumulative translation adjustment related to intercompany loan forgiveness	—	—	(2,341)	—
Pension and other post-retirement benefit plans:
Amortization of net loss and prior service benefit included in net periodic pension cost	761	291	1,490	580
Comprehensive income, before income taxes	67,959	49,009	65,292	76,638
Income tax expense related to items of other comprehensive income (Note 10)	263	129	480	148
Comprehensive income, net of income taxes	67,696	48,880	64,812	76,490
Less: Comprehensive income related to noncontrolling interests	805	489	878	140
Comprehensive income attributable to common shareholders	$66,891	$48,391	$63,934	$76,350

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	June 27, 2015	December 27, 2014
Assets
Current assets:
Cash and cash equivalents	$150,807	$160,023
Trade receivables, net	277,398	257,991
Inventories	90,037	89,043
Prepaid assets	36,952	26,900
Other current assets	74,453	72,941
Total current assets	629,647	606,898
Property, plant and equipment, net	680,565	676,797
Goodwill	317,414	321,077
Other intangible assets, net	172,376	178,875
Deferred tax asset	22,699	23,193
Other assets	63,216	72,951
Total assets	$1,885,917	$1,879,791
Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Current portion of long-term debt and capital leases	$17,993	$31,904
Accounts payable	32,967	33,815
Accrued compensation	57,400	71,569
Deferred revenue	77,382	78,124
Accrued liabilities	76,030	67,380
Other current liabilities	12,564	11,079
Current liabilities of discontinued operations	2,196	2,299
Total current liabilities	276,532	296,170
Long-term debt, net and capital leases	754,777	740,557
Other long-term liabilities	111,256	130,361
Long-term liabilities of discontinued operations	7,547	8,357
Total liabilities	1,150,112	1,175,445
Commitments and contingencies
Redeemable noncontrolling interest	29,976	28,419
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 85,373 shares issued and 46,850 shares outstanding at June 27, 2015 and 84,503 shares issued and 47,327 shares outstanding at December 27, 2014	853	845
Additional paid-in capital	2,372,685	2,307,640
Accumulated deficit	(58,725)	(138,775)
Treasury stock, at cost, 38,523 shares and 37,176 shares at June 27, 2015 and December 27, 2014, respectively	(1,522,747)	(1,423,260)
Accumulated other comprehensive loss	(90,363)	(74,247)
Total equity attributable to common shareholders	701,703	672,203
Noncontrolling interests	4,126	3,724
Total equity and redeemable noncontrolling interest	735,805	704,346
Total liabilities, equity and redeemable noncontrolling interest	$1,885,917	$1,879,791

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 27, 2015	June 28, 2014
Cash flows relating to operating activities
Net income	$80,859	$68,174
Less: Loss from discontinued operations	(14)	(914)
Income from continuing operations	80,873	69,088
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	45,516	44,352
Amortization of debt issuance costs	1,572	868
Stock-based compensation	19,873	14,881
Deferred income taxes	934	6,643
Gain on investments in limited partnerships	(364)	(8,180)
Gain on bargain purchase	(9,878)	—
Other, net	(198)	517
Changes in assets and liabilities:
Trade receivables, net	(24,574)	(31,161)
Inventories	(1,662)	(2,502)
Other assets	5,871	(14,928)
Accounts payable	1,752	4,404
Accrued compensation	(12,757)	(1,229)
Deferred revenue	422	1,942
Accrued liabilities	8,795	10,012
Taxes payable and prepaid taxes	(6,696)	(6,802)
Other liabilities	(11,873)	(2,467)
Net cash provided by operating activities	97,606	85,438
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(10,680)	(183,151)
Capital expenditures	(24,556)	(20,505)
Purchases of investments	(15,174)	(9,734)
Proceeds from sale of investments and distributions from investments in limited partnerships	11,356	12,818
Other, net	2,566	(1,926)
Net cash used in investing activities	(36,488)	(202,498)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	294,213	237,920
Proceeds from exercises of stock options	35,641	36,534
Payments on long-term debt, capital lease obligations and revolving credit agreement	(301,283)	(98,404)
Purchase of treasury stock	(99,486)	(101,609)
Other, net	7,188	3,771
Net cash provided by (used in) financing activities	(63,727)	78,212
Discontinued operations
Net cash used in operating activities from discontinued operations	(927)	(689)
Effect of exchange rate changes on cash and cash equivalents	(5,680)	622
Net change in cash and cash equivalents	(9,216)	(38,915)
Cash and cash equivalents, beginning of period	160,023	155,927
Cash and cash equivalents, end of period	$150,807	$117,012
See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
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
Use of Estimates
The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires that the Company make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.
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
Newly Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of debt discounts or premiums. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. During the three months ended June 27, 2015, the Company elected early adoption of this standard and applied the changes retrospectively to all prior periods presented in its consolidated financial statements.
The Company historically presented deferred debt issuance costs, or fees related to directly issuing debt, as assets on the consolidated balance sheets. As of June 27, 2015 and December 27, 2014, the adoption of this standard has resulted in the reclassification of $7.7 million and $5.4 million, respectively, from other assets to long-term debt, net and capital leases. These costs will continue to be amortized as interest expense over the term of the corresponding debt issuance.
Newly Issued Accounting Pronouncements
In April 2015, FASB issued ASU 2015-04, “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets” to provide a practical expedient related to the measurement date of the defined benefit plan assets and obligations. The practical expedient allows employers with fiscal year-end dates that do not coincide with a calendar month end to measure pension and post-retirement benefit plan assets and obligations as of the calendar month-end date closest to the fiscal year end. The standard requires entities that elect the practical expedient to adjust the measurement of benefit plan assets and obligations for contributions or significant events between the month-end measurement date and the entity fiscal year end. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the impact the election of the practical expedient would have on its consolidated financial statements and related disclosures.
In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which amends existing consolidation requirements. The guidance affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the guidance amends (i) the identification of variable interests (fees paid to a decision maker or service provider), (ii) the variable interest entity characteristics for a limited partnership or similar entity and (iii) the primary beneficiary determination. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a significant impact on the Company’s financial position or results of operations.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The ASU was originally effective for annual and interim periods beginning after December 15, 2016; however, on July 9, 2015, the FASB decided to defer by one year the effective date of the ASU. As a result, the standard will be effective for annual and interim periods beginning after December 15, 2017. The Company has not yet selected a transition method and is evaluating the impact the adoption will have on its consolidated financial statements and related disclosures.
2. BUSINESS ACQUISITIONS
Sunrise
On May 5, 2015, the Company acquired Sunrise Farms, Inc. (Sunrise), a producer of specific pathogen free fertile chicken eggs and chickens for the manufacture of live viruses. The purpose of this business acquisition was to expand the capabilities of the Company’s existing Avian Vaccine Services business. The preliminary purchase price of the acquisition was $9.6 million and included payments for estimated working capital, which is subject to final adjustment based on the actual working capital of the acquired business as of the closing date. The acquisition was funded by cash on hand and borrowings on the Company's revolving credit facility. The business is reported in the Company's Manufacturing Support (Manufacturing) reportable segment.
The Company recorded a bargain purchase gain of $9.9 million, which represents the excess of the estimated fair value of the net assets acquired over the preliminary purchase price. The bargain purchase gain was recorded in other income (expense), net in the Company’s consolidated statement of income and was not recognized for tax purposes. The Company believes there were several factors that contributed to this transaction resulting in a bargain purchase gain, including the highly specialized nature of Sunrise’s business falling outside of the seller’s core activities and a limited pool of potential buyers.
Before recognizing the gain from the bargain purchase, the Company reassessed its initial identification and valuation of assets acquired and liabilities assumed to validate that all assets and liabilities that the Company is able to identify at the acquisition date are properly recognized.
The preliminary purchase price allocation of $9.6 million, net of less than $0.1 million of cash acquired, is as follows:

May 5, 2015
(in thousands)
Accounts receivable, net	$981
Inventory	1,518
Other current assets (excluding cash)	318
Property, plant and equipment	13,866
Definite-lived intangible assets	3,400
Current liabilities	(397)
Long-term liabilities	(250)
Fair value of net assets acquired	19,436
Bargain purchase gain	(9,878)
Total purchase price allocation	$9,558
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The identifiable definite-lived intangible assets acquired represent the client relationships intangible, which is being amortized over the estimated useful life of approximately 15 years.
The Company incurred transaction and integration costs in connection with the acquisition of $0.3 million and $0.6 million during the three and six months ended June 27, 2015, respectively, which were included in selling, general and administrative expenses.
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
The preliminary purchase price allocation of $52.1 million, net of $7.2 million in cash acquired, is as follows:

October 29, 2014
(in thousands)
Current assets (excluding cash)	$4,648
Property, plant and equipment	1,579
Definite-lived intangible assets	23,920
Goodwill	34,927
Current liabilities	(3,515)
Long-term liabilities	(9,486)
Total purchase price allocation	$52,073
The purchase price allocations were prepared on a preliminary basis and are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. During the six months ended June 27, 2015, the Company recorded measurement period adjustments related to the ChanTest acquisition that resulted in an immaterial change to the purchase price allocation. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.
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
VivoPath
In June 2014, the Company acquired substantially all of the assets of VivoPath LLC (VivoPath), a discovery services company specializing in the rapid, in vivo compound evaluation of molecules in the therapeutic areas of metabolism, inflammation and oncology. The purchase price was $2.3 million, including $1.6 million in contingent consideration, and was allocated primarily to the intangible assets acquired. The aggregate, undiscounted amount of contingent consideration that could become payable is a maximum of $2.4 million, payable over three years based on the achievement of revenue growth targets. During the three

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

months ended June 27, 2015, the first-year tranche of the contingent consideration of $0.6 million was earned. The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes. The business is reported in the Company’s DSA reportable segment.
Argenta and BioFocus
On April 1, 2014, the Company acquired (1) 100% of the shares of the United Kingdom (U.K.) based entities Argenta and BioFocus, and (2) certain Dutch assets. These businesses have formed the core of the Company’s Early Discovery business. With this acquisition, the Company has enhanced its position as a full service, early-stage contract research organization, with integrated in vitro and in vivo capabilities from target discovery through preclinical development. The purchase price of the acquisition was $191.8 million, including $0.9 million in contingent consideration. The acquisition was funded by cash on hand and borrowings on the Company’s revolving credit facility. The purchase price included payment for estimated working capital, which was subject to final adjustment based on the actual working capital of the acquired business. The businesses are reported in the Company’s DSA reportable segment.
The contingent consideration earn-out period ended on April 1, 2015. As a result, the related contingent consideration liability, as adjusted for subsequent changes in fair value, was reversed and a gain of $0.8 million was recorded in selling, general, and administrative expenses during the three months ended March 28, 2015, as no payments are expected to be made. The contingent consideration was a one-time payment that could have become payable in the second quarter of 2015 based on the achievement of a certain revenue target for the twelve-month period following the acquisition. The aggregate, undiscounted amount of contingent consideration that the Company could have paid was €5.0 million ($5.6 million as of June 27, 2015). The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes.
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
The goodwill resulting from the transaction is primarily attributed to the potential growth of the Company’s DSA businesses from clients introduced through Argenta and BioFocus, the assembled workforce of the acquired businesses and expected cost synergies. The goodwill attributable to Argenta and BioFocus is not deductible for tax purposes. The Company incurred transaction and integration costs in connection with the acquisition of less than $0.1 million during the three and six months ended June 27, 2015 and of $1.6 million and $4.9 million during the three and six months ended June 28, 2014, respectively, which were included in selling, general and administrative expenses.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Argenta and BioFocus revenue and operating loss for the three months ended June 27, 2015 are $20.1 million and $1.7 million, respectively. Argenta and BioFocus revenue and operating loss for the six months ended June 27, 2015 are $40.7 million and $1.4 million, respectively. Argenta and BioFocus revenue and operating income for both three and six months ended June 28, 2014 are $23.5 million and less than $0.1 million, respectively, since Argenta and BioFocus were acquired on April 1, 2014.
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

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(in thousands)
Revenue	$339,573	$341,179	$659,987	$665,656
Net income attributable to common shareholders	48,509	35,264	80,050	65,688
Earnings per common share
Basic	$1.04	$0.75	$1.71	$1.40
Diluted	$1.02	$0.74	$1.68	$1.38
These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.
3. RESTRUCTURING
The Company periodically implements staffing reductions to improve operating efficiency at various sites.
The following table rolls forward the Company’s severance and retention cost liability:

	December 27, 2014	Expense	Payments and Adjustments	June 27, 2015
	(in thousands)
Severance and retention cost liability	$2,666	$1,835	$(2,765)	$1,736
Total	$2,666	$1,835	$(2,765)	$1,736
As of June 27, 2015 and December 27, 2014, $1.4 million and $2.2 million of severance and retention costs liabilities, respectively, were included in accrued compensation and $0.3 million and $0.5 million, respectively, were included in other long-term liabilities on the Company’s consolidated balance sheets.
The following table presents severance and retention costs by classification on the income statement:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(in thousands)
Severance charges included in cost of revenue	$137	$1,072	$667	$2,754
Severance charges included in selling, general and administrative	568	1,817	1,168	2,035
Total expense	$705	$2,889	$1,835	$4,789

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents severance and retention cost by reportable segment:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(in thousands)
Research models and services	$80	$2,011	$999	$3,595
Discovery and safety assessment	456	854	475	1,049
Manufacturing support	118	24	295	24
Corporate	51	—	66	121
Total expense	$705	$2,889	$1,835	$4,789
4. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables, net is as follows:

	June 27, 2015	December 27, 2014
	(in thousands)
Client receivables	$233,569	$219,118
Unbilled revenue	49,016	43,780
Total	282,585	262,898
Less: Allowance for doubtful accounts	(5,187)	(4,907)
Trade receivables, net	$277,398	$257,991
The composition of inventories is as follows:

	June 27, 2015	December 27, 2014
	(in thousands)
Raw materials and supplies	$13,885	$15,416
Work in process	12,023	11,802
Finished products	64,129	61,825
Inventories	$90,037	$89,043
The composition of other current assets is as follows:

	June 27, 2015	December 27, 2014
	(in thousands)
Deferred tax asset	23,058	27,644
Investments	18,074	16,167
Prepaid income tax	31,537	26,287
Restricted cash	100	2,552
Other	1,684	291
Other current assets	$74,453	$72,941

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of property, plant and equipment, net is as follows:

	June 27, 2015	December 27, 2014
	(in thousands)
Land	$42,796	$40,314
Buildings (1)	711,943	682,495
Machinery and equipment	380,871	384,713
Leasehold improvements	36,955	37,270
Furniture and fixtures	21,237	22,577
Vehicles	4,101	3,967
Computer hardware and software	122,050	119,474
Construction in progress	21,844	40,970
Total	1,341,797	1,331,780
Less: Accumulated depreciation	(661,232)	(654,983)
Property, plant and equipment, net	$680,565	$676,797
(1) The balance as of June 27, 2015 includes capital lease assets. See Note 8, “Long Term Debt and Capital Lease Obligations.”
Depreciation expense for both three months ended June 27, 2015 and June 28, 2014 was $17.4 million. Depreciation expense for the six months ended June 27, 2015 and June 28, 2014 was $34.5 million and $33.2 million, respectively.
The composition of other assets is as follows:

	June 27, 2015	December 27, 2014
	(in thousands)
Life insurance policies	28,237	27,603
Investments in limited partnerships	29,141	27,047
Other	5,838	18,301
Other assets	$63,216	$72,951
The composition of other current liabilities is as follows:

	June 27, 2015	December 27, 2014
	(in thousands)
Accrued income taxes	$10,906	$9,362
Current deferred tax liability	1,302	1,484
Accrued interest and other	356	233
Other current liabilities	$12,564	$11,079

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of other long-term liabilities is as follows:

	June 27, 2015	December 27, 2014
	(in thousands)
Deferred tax liability	$25,550	$30,816
Long-term pension liability	40,531	45,135
Accrued executive supplemental life insurance retirement plan and deferred compensation plan	33,424	33,007
Other long-term liabilities	11,751	21,403
Other long-term liabilities	$111,256	$130,361
5. INVESTMENTS IN LIMITED PARTNERSHIPS AND MARKETABLE SECURITIES
Investments in Limited Partnerships
The Company invests in several venture capital limited partnerships that invest in start-up companies primarily in the life sciences industry. The Company’s ownership interest in these limited partnerships ranges from 3.8% to 12.0%. The Company accounts for such investments under the equity method of accounting. The Company’s total commitment to these entities as of June 27, 2015 is $65.0 million, of which the Company has funded $23.5 million through June 27, 2015.
During the three and six months ended June 27, 2015 the Company received dividends totaling $2.1 million. During the three and six months ended June 28, 2014, the Company received dividends totaling $0.9 million and $7.4 million, respectively. The Company recognized a loss of $0.9 million and a gain of $2.1 million related to these investments for the three months ended June 27, 2015 and June 28, 2014, respectively.
Marketable Securities
The following is a summary of the Company's marketable securities, all of which are classified as available-for-sale:

	June 27, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Mutual fund	$4,650	$—	$(89)	$4,561
Total	$4,650	$—	$(89)	$4,561
There were no sales of available-for-sale securities during the six months ended June 27, 2015.
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
The fair value hierarchy level is determined by asset and liability class based on the lowest level of significant input. The observability of inputs may change for certain assets or liabilities. This condition could cause an asset or liability to be reclassified between levels. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the six months ended June 27, 2015 and June 28, 2014, there were no transfers between levels.

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

•	Contingent consideration- Valued based on a probability weighting of the future cash flows associated with the potential outcomes.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 27, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$129	$—	$129
Marketable securities	4,561	—	—	4,561
Life insurance policies	—	21,152	—	21,152
Total assets measured at fair value	$4,561	$21,281	$—	$25,842

Redeemable noncontrolling interest	$—	$—	$29,976	$29,976
Contingent consideration	—	—	2,831	2,831
Total liabilities measured at fair value	$—	$—	$32,807	$32,807

	December 27, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$1,934	$—	$1,934
Life insurance policies	—	20,520	—	20,520
Total assets measured at fair value	$—	$22,454	$—	$22,454

Redeemable noncontrolling interest	$—	$—	$28,419	$28,419
Contingent consideration	—	—	2,828	2,828
Total liabilities measured at fair value	$—	$—	$31,247	$31,247
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
The following table provides a rollforward of the fair value of the Company’s redeemable noncontrolling interest:

	Six Months Ended
	June 27, 2015	June 28, 2014
	(in thousands)
Beginning balance	$28,419	$20,581
Additions	—	—
Total gains or losses (realized/unrealized):
Net income attributable to noncontrolling interest	364	372
Foreign currency translation	112	(462)
Change in fair value, included in additional paid-in capital	1,081	2,992
Ending balance	$29,976	$23,483
The significant unobservable inputs used in the fair value measurement of the Company’s redeemable noncontrolling interest are the estimated future cash flows based on projected financial data and a discount rate of 19.0%. Significant changes in the timing or amounts of the estimated future cash flows would result in a significantly higher or lower fair value measurement. Significant increases or decreases in the discount rate would result in a significantly lower or higher fair value measurement, respectively.
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the acquisitions of Argenta, BioFocus, VivoPath and ChanTest. See Note 2, “Business Acquisitions.”

	Six Months Ended
	June 27, 2015	June 28, 2014
	(in thousands)
Beginning balance	$2,828	$—
Additions	675	2,428
Total gains or losses (realized/unrealized):
Reversal of previously recorded contingent liability and change in fair value	(672)	(8)
Ending balance	$2,831	$2,420
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

		Adjustments to Goodwill
	December 27, 2014	Acquisitions	Foreign Exchange	June 27, 2015
	(in thousands)
Research Models and Services	$59,196	$—	$(253)	$58,943
Discovery and Safety Assessment	229,302	(624)	(1,533)	227,145
Manufacturing Support	32,579	187	(1,440)	31,326
Total	$321,077	$(437)	$(3,226)	$317,414
Other Intangible Assets, net
The following table displays other intangible assets, net by major class:

	June 27, 2015			December 27, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Backlog	$8,903	$(8,538)	$365	$8,728	$(6,636)	$2,092
Client relationships	375,465	(219,111)	156,354	379,339	(217,938)	161,401
Trademarks and trade names	6,599	(5,584)	1,015	6,603	(5,314)	1,289
Standard operating procedures	2,303	(1,844)	459	2,309	(1,642)	667
Other identifiable intangible assets	16,408	(5,663)	10,745	16,334	(6,346)	9,988
Total definite-lived intangible assets	409,678	(240,740)	168,938	413,313	(237,876)	175,437
Indefinite-lived intangibles assets			3,438			3,438
Total other intangibles assets, net			$172,376			$178,875
8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-Term Debt
Long-term debt, net consists of the following:

	June 27, 2015	December 27, 2014
	(in thousands)
Term loans	$400,000	$378,000
Revolving credit facility	342,888	375,536
Other long-term debt	196	214
Total debt	743,084	753,750
Less: current portion of long-term debt	(15,196)	(31,714)
Long-term debt	727,888	722,036
Debt discount and debt issuance costs (1)	(7,670)	(5,401)
Long-term debt, net	$720,218	$716,635
(1) During the three months ended June 27, 2015, the Company adopted ASU 2015-03 and reclassified unamortized debt issuance costs from other assets to long-term debt, net and capital leases. See Note 1, “Basis of Presentation” for further discussion.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 2015, the Company amended and restated the $970M Credit Facility creating a $1.3 billion facility ($1.3B Credit Facility) that provides for a $400.0 million term loan facility and $900.0 million multi-currency revolving facility. The term loan facility matures in 20 quarterly installments with the last installment due April 22, 2020. The revolving facility matures on April 22, 2020 and requires no scheduled payment before that date.
The interest rates applicable to term loans and revolving loans under our credit agreement are, at our option, equal to either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) the one-month adjusted LIBOR rate) or the adjusted LIBOR rate plus an interest rate margin based upon the our leverage ratio. As of June 27, 2015 and December 27, 2014, the weighted average interest rate on the Company’s debt was 1.31% and 1.42%, respectively.
The $1.3B Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company’s business, and negative and affirmative covenants. As of June 27, 2015, the Company was compliant with all covenants.
At June 27, 2015 and December 27, 2014, the Company had $4.9 million and $5.0 million in outstanding letters of credit, respectively.
Capital Lease Obligations
The Company acquired a built-to-suit lease as part of its acquisition of Argenta and BioFocus. In accordance with accounting guidance applicable to entities involved with the construction of an asset that will be leased when the construction is completed, the Company was considered the owner, for accounting purposes, of this property during the construction period. Accordingly, the Company recorded an asset and a corresponding financing obligation on its consolidated balance sheet for the amount of total project costs incurred related to the construction in progress for this property through completion of the construction period. Upon completion of the construction, the Company determined that it is no longer considered the owner of the property because it did not have continuing involvement. Consequently, the Company recorded a successful sale leaseback and derecognized the property and the associated financing obligation from the Company’s consolidated balance sheet and recorded a capital lease asset and a corresponding liability of $35.8 million.
The Company’s capital lease obligations amounted to $37.4 million and $1.0 million at June 27, 2015 and December 27, 2014, respectively.
9. EQUITY
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(in thousands)
Numerator:
Net income from continuing operations attributable to common shareholders	$48,516	$35,908	$80,064	$68,410
Loss from discontinued operations, net of income taxes	(7)	(644)	(14)	(914)
Net income attributable to common shareholders	$48,509	$35,264	$80,050	$67,496

Denominator:
Weighted-average shares outstanding—Basic	46,675	46,942	46,712	47,016
Effect of dilutive securities:
Stock options, restricted stock units, performance stock units and contingently issuable restricted stock	875	742	1,006	893
Weighted-average shares outstanding—Diluted	47,550	47,684	47,718	47,909
Earnings Per Share
Options to purchase approximately 0.5 million and 0.9 million shares were outstanding at both June 27, 2015 and June 28, 2014, respectively, but were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted average shares outstanding for both the three and six months ended June 27, 2015 and June 28, 2014

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

excluded the weighted average impact of approximately 1.1 million and 1.2 million shares, respectively, of non-vested restricted stock and restricted stock units.
Treasury Shares
In July 2010, the Company’s Board of Directors authorized a $500.0 million stock repurchase program, and subsequently approved increases to the stock repurchase program of $250.0 million in 2010, $250.0 million in 2013 and $150.0 million in 2014 for an aggregate authorization of $1,150.0 million. The Company repurchased approximately 1.2 million shares for $90.8 million and approximately 1.7 million shares for $90.3 million in the six months ended June 27, 2015 and June 28, 2014, respectively. As of June 27, 2015, the Company had $87.6 million remaining on the authorized stock repurchase program. The Company’s 2007 Incentive Plan permits the netting of common stock upon vesting of restricted stock and restricted stock units in order to satisfy individual minimum statutory tax withholding requirements. During the six months ended June 27, 2015 and June 28, 2014, the Company acquired approximately 0.1 million shares for $8.7 million and approximately 0.1 million shares for $6.7 million, respectively.
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income tax, are as follows:

	Foreign Currency Translation and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 27, 2014	$(19,891)	$(54,356)	$(74,247)
Other comprehensive loss before reclassifications	(14,785)	—	(14,785)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,341)	1,490	(851)
Net current period other comprehensive income (loss)	(17,126)	1,490	(15,636)
Income tax expense	—	480	480
June 27, 2015	$(37,017)	$(53,346)	$(90,363)
Foreign currency translation and other includes an insignificant amount of unrealized gains (losses) on available-for-sale marketable securities.
Nonredeemable Noncontrolling Interests
The Company has investments in several entities, whose financial results are consolidated in the Company’s financial statements, as it has the ability to exercise control over these entities. The interests of the respective noncontrolling parties in these entities have been recorded as noncontrolling interests. The activity within the nonredeemable noncontrolling interests was insignificant during the three and six months ended June 27, 2015 and June 28, 2014.
10. INCOME TAXES
The Company’s overall effective tax rate for the three months ended June 27, 2015 and June 28, 2014 was 18.4% and 27.9%, respectively. The Company’s overall effective tax rate was 12.4% and 26.1% for each of the six months ended June 27, 2015 and June 28, 2014, respectively. For the three months ended June 27, 2015 the decrease was primarily attributable to a $1.8 million release of an uncertain tax position resulting from an ability to offset tax on a capital gain from an investment in a limited partnership, the non-taxable bargain purchase gain of $9.9 million associated with the acquisition of Sunrise, and a prior year discrete tax cost of $1.4 million related to nondeductible transaction costs. For the six months ended June 27, 2015, the decrease reflects the items above as well as a reduction in unrecognized tax benefits and related interest of $10.4 million due to the expiration of the statute of limitations associated with pre-acquisition tax positions on forgiveness of debt.
During the three months ended June 27, 2015, the Company’s unrecognized tax benefits decreased by $0.1 million to $23.0 million primarily due to the $1.8 million release resulting from an ability to offset tax on a capital gain from an investment in a limited partnership, offset by the current year reserve associated with Canadian research credits and unfavorable foreign exchange movement. The amount of unrecognized income tax benefits that would impact the effective tax rate decreased by $0.4 million, to $20.1 million. The amount of accrued interest on unrecognized tax benefits was $1.0 million at June 27, 2015.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company believes that it is reasonably possible that the unrecognized tax benefits will decrease by up to $0.2 million over the next twelve-month period, as a result of the settlement of audits.
The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits in jurisdictions including the U.S., U.K., Japan, France, Germany, and Canada. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2011.
The Company and certain of its subsidiaries are currently under audit by various tax authorities in the U.S., Canada, and France. The Company does not believe that resolution of these controversies will have a material impact on its financial position or results of operations.
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
In accordance with the Company’s policy, the remaining undistributed earnings of its non-U.S. subsidiaries remain indefinitely reinvested as of the end of the three months ended June 27, 2015 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.
The income tax expense (benefit) related to items of other comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(in thousands)
Income tax benefit related to foreign currency translation adjustment	$—	$—	$—	$(105)
Income tax expense related to change in unrecognized pension gains, losses and prior service costs	263	129	480	253
Income tax expense related to items of other comprehensive income	$263	$129	$480	$148
11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The following table provides the components of net periodic cost (benefit) for the Company’s pension and other post-retirement benefit plans for the three months ended June 27, 2015 and June 28, 2014:

	Pension Plans		Other Post-Retirement Benefit Plans
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(in thousands)
Service cost	$936	$843	$214	$190
Interest cost	3,070	3,211	266	253
Expected return on plan assets	(4,382)	(4,277)	—	—
Amortization of prior service cost (credit)	(150)	(159)	—	165
Amortization of net loss	841	223	70	62
Net periodic cost (benefit)	$315	$(159)	$550	$670

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the components of net periodic cost (benefit) for the Company’s pension and other post-retirement benefit plans for the six months ended June 27, 2015 and June 28, 2014:

	Pension Plans		Other Post-Retirement Benefit Plans
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(in thousands)
Service cost	$1,871	$1,685	428	$379
Interest cost	6,140	6,422	531	505
Expected return on plan assets	(8,764)	(8,555)	—	—
Amortization of prior service cost (credit)	(301)	(318)	—	330
Amortization of net loss	1,653	446	138	125
Net periodic cost (benefit)	$599	$(320)	$1,097	$1,339
12. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock, restricted stock units and performance share units (PSUs).
The following table provides stock-based compensation by the financial statement line item in which it is reflected:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(in thousands)
Cost of revenue	$1,788	$1,318	$3,289	$2,671
Selling, general and administrative	8,411	6,904	16,584	12,210
Stock-based compensation, before income taxes	10,199	8,222	19,873	14,881
Provision for income taxes	(3,619)	(2,964)	(7,004)	(5,328)
Stock-based compensation, net of income tax	$6,580	$5,258	$12,869	$9,553
During the six months ended June 27, 2015, the Company issued approximately 0.2 million restricted stock units with a per share weighted average grant date fair value of $76.67, less than 0.1 million shares of restricted stock with a per share weighted average grant date fair value of $70.29, approximately 0.5 million stock options with a per share weighted average grant date fair value of $17.27, and approximately 0.2 million PSUs with a per share weighted average grant date fair value of $87.50. The maximum number of common shares to be issued upon vesting of PSUs granted during the six months ended June 27, 2015 is approximately 0.3 million.
During the three months ended March 28, 2015, the Company modified certain stock-based awards granted in previous years as part of executive retirement transitions. For the stock-based awards granted to employees during the six months ended June 27, 2015 the Company introduced a new retirement provision, which allows for continued vesting of such awards after the employee’s retirement if certain eligibility conditions are met. The introduction of the new retirement provision and stock-based award modifications increased the Company’s stock-based compensation expense for the six months ended June 27, 2015 by $2.6 million.

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
Lease Commitments
During the six months ended June 27, 2015, the Company entered into new lease agreements or exercised options to extend the lease terms for certain existing leases. As a result, the Company’s lease obligations through May 2020 increased by $10.1 million.
14. SEGMENT INFORMATION
The Company reports its financial performance in three segments: Research Models and Services, Discovery and Safety Assessment and Manufacturing Support.
The following table presents revenue and other financial information by reportable segment:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(in thousands)
Research Models and Services
Revenue	$120,044	$133,120	$240,055	$265,615
Gross margin	49,707	52,450	95,511	104,097
Operating income	33,461	34,234	62,306	69,678
Depreciation and amortization	5,348	6,559	11,393	13,000
Capital expenditures	6,356	3,319	9,089	7,418
Discovery and Safety Assessment
Revenue	$153,375	$142,614	$293,387	$247,752
Gross margin	49,256	39,457	92,939	65,116
Operating income	28,149	17,798	51,665	29,511
Depreciation and amortization	12,412	12,385	23,551	20,527
Capital expenditures	4,101	3,858	9,479	7,894
Manufacturing Support
Revenue	$66,154	$65,445	$126,545	$127,180
Gross margin	33,820	33,727	63,993	65,234
Operating income	20,431	20,455	37,229	38,871
Depreciation and amortization	3,609	3,484	6,895	7,112
Capital expenditures	1,770	1,717	3,336	3,981

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended June 27, 2015, reconciliations of segment operating income, depreciation and amortization, and capital expenditures to the respective consolidated amounts are as follows:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(in thousands)
Total reportable segments	$82,041	$72,487	$21,369	$22,428	$12,227	$8,894
Unallocated corporate	(26,306)	(21,462)	1,779	1,874	1,681	421
Total consolidated	$55,735	$51,025	$23,148	$24,302	$13,908	$9,315
For the six months ended June 27, 2015, reconciliations of segment operating income, depreciation and amortization, and capital expenditures to the respective consolidated amounts are as follows:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(in thousands)
Total reportable segments	$151,200	$138,060	$41,839	$40,639	$21,904	$19,293
Unallocated corporate	(52,460)	(47,329)	3,677	3,713	2,652	1,212
Total consolidated	$98,740	$90,731	$45,516	$44,352	$24,556	$20,505
Revenue for each significant product or service area is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(in thousands)
Research models and services	$120,044	$133,120	$240,055	$265,615
Discovery and safety assessment	153,375	142,614	293,387	247,752
Endotoxin and Microbial Detection	33,653	33,579	66,479	66,045
Other manufacturing support	32,501	31,866	60,066	61,135
Manufacturing support	66,154	65,445	126,545	127,180
Total revenue	$339,573	$341,179	$659,987	$640,547

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of unallocated corporate overhead consists of the following:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(in thousands)
Stock-based compensation expense	$6,419	$4,905	$12,699	$8,607
Salary, bonus and fringe	7,234	7,438	17,930	17,705
Consulting, audit and professional services	3,130	2,437	6,771	5,668
IT related expenses	1,685	1,323	3,549	2,900
Depreciation expense	1,779	1,874	3,677	3,713
Acquisition related adjustments	3,956	1,371	3,594	4,676
Other general unallocated corporate expenses	2,103	2,114	4,240	4,060
Total unallocated corporate overhead costs	$26,306	$21,462	$52,460	$47,329
Other general unallocated corporate expenses consist of various departmental costs including those associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.
15. SUBSEQUENT EVENTS
On July 24, 2015, the Company acquired Celsis International Ltd. (Celsis), a leading provider of rapid testing systems for non-sterile bacterial contamination for the biopharmaceutical and consumer products industries.  The purpose of this acquisition was to expand the portfolio of the Company’s Endotoxin and Microbial Detection (EMD) business. The preliminary purchase price for Celsis was $212.0 million in cash, which is subject to a final net working capital adjustment as of the closing date. The business will be reported in the Company’s Manufacturing reportable segment. Due to the limited time between the acquisition date and the filing of this Quarterly Report on Form 10-Q, it is not practicable for the Company to disclose the preliminary allocation of purchase price to assets acquired and liabilities assumed.

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
Overview
We are a full service, early-stage contract research organization. For nearly 70 years, we have been in the business of providing the research models required in research and development of new drugs, devices, and therapies. Over this time, we have built upon our original core competency laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of discovery and safety assessment services, both Good Laboratory Practice (GLP) and non-GLP that are able to support our clients from target identification through preclinical development. We also provide a suite of products and services to support our clients’ manufacturing activities. Utilizing our broad portfolio of products and services enables our clients to create a more flexible drug development model, which reduces their costs, enhances their productivity and effectiveness, and increases speed to market. We currently operate approximately 62 facilities in 17 countries worldwide, which numbers exclude our Insourcing Solutions (IS) sites.
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
Results of Operations
Three Months Ended June 27, 2015 Compared to the Three Months Ended June 28, 2014
Revenue

	Three Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change	Impact of FX
	(in millions, except percentages)
Research models and services	$120.0	$133.1	$(13.1)	(9.8)%	(7.3)%
Discovery and safety assessment	153.4	142.6	$10.8	7.5%	(3.9)%
Manufacturing support	66.2	65.5	$0.7	1.1%	(8.7)%
Total revenue	$339.6	$341.2	$(1.6)	(0.5)%	(6.2)%
Revenue for the three months ended June 27, 2015 decreased $1.6 million, or 0.5%, compared with the corresponding period in 2014. Reported revenue decreased by $20.9 million, or 6.2%, when compared to the prior period, due to negative effects of changes in foreign currency exchange rates.
RMS revenue decreased by $13.1 million primarily due to lower research models revenue in Europe and Japan and lower research model services revenue, partially offset by an increase of research models revenue in North America.
DSA revenue increased $10.8 million due to higher revenue in the Safety Assessment business, with study volume, market share gains, and pricing as the primary contributors, as well as an increase in the Discovery Services business, which includes the ChanTest acquisition.

Manufacturing revenue increased $0.7 million, as higher Avian revenue, which includes the Sunrise acquisition, was offset by lower Biologics revenue.
Cost of Products Sold and Services Provided

	Three Months Ended
	June 27, 2015	June 28, 2014	$ change	% change
	(in millions, except percentages)
Research models and services	$70.3	$80.7	$(10.4)	(12.8)%
Discovery and safety assessment	104.1	103.1	1.0	0.9%
Manufacturing support	32.4	31.7	0.7	1.9%
Total cost of products sold and services provided	$206.8	$215.5	$(8.7)	(4.1)%
Cost of products sold and services provided (costs) for the three months ended June 27, 2015 decreased $8.7 million, or 4.1%, compared with the corresponding period in 2014. Costs as a percentage of revenue for the three months ended June 27, 2015 were 60.9%, a decrease of 2.3%, from 63.2% for the corresponding period in 2014.
RMS costs decreased $10.4 million due primarily to favorable effects of changes in foreign currency exchange rates and cost savings achieved as a result of our efficiency initiatives, including reduced restructuring costs. RMS costs as a percentage of revenue for the three months ended June 27, 2015 were 58.6%, a decrease of 2.0%, from 60.6% for the corresponding period in 2014.
DSA costs increased $1.0 million due to higher Discovery Services costs, primarily as a result of the acquisition of ChanTest, partially offset by favorable effects of changes in foreign currency exchange rates. Safety Assessment costs remained relatively unchanged as higher costs resulting from the growth of the business were offset by favorable effects of changes in foreign currency exchanges rates. DSA costs as a percentage of revenue for the three months ended June 27, 2015 were 67.9%, a decrease of 4.4%, from 72.3% for the corresponding period in 2014.
Manufacturing costs increased $0.7 million from the corresponding period in 2014. Manufacturing costs as a percentage of revenue for the three months ended June 27, 2015 were 48.9%, an increase of 0.5%, from 48.4% for the corresponding period in 2014.
Selling, General and Administrative Expenses

	Three Months Ended
	June 27, 2015	June 28, 2014	$ change	% change
	(in millions, except percentages)
Research models and services	$15.5	$17.6	$(2.1)	(12.6)%
Discovery and safety assessment	17.3	16.8	0.5	3.9%
Manufacturing support	12.2	11.9	0.3	2.6%
Unallocated corporate	26.3	21.5	4.8	22.6%
Total selling, general and administrative	$71.3	$67.8	$3.5	5.3%
Selling, general and administrative expenses (SG&A) for three months ended June 27, 2015 increased $3.5 million, or 5.3%, compared with the corresponding period in 2014. SG&A as a percentage of revenue for the three months ended June 27, 2015 was 21.0%, an increase of 1.1%, from 19.9% for the corresponding period in 2014.
The decrease in RMS SG&A of $2.1 million was related to a decrease of $1.0 million in severance expense; a decrease of $0.7 million in compensation, benefits and other employee-related expenses; a decrease of $0.2 million in operating expenses, including information technology infrastructure and facility expenses; and a decrease of $0.2 million in other expenses. RMS SG&A as a percentage of revenue for the three months ended June 27, 2015 was 12.9%, a decrease of 0.3%, from 13.2% for the corresponding period in 2014.
The increase in DSA SG&A of $0.5 million was related to an increase of $1.2 million in in compensation, benefits and other employee related expenses; an increase of $0.3 million in operating costs, including information technology infrastructure and facility expenses and an increase of $0.3 million in external consulting and other service expenses; partially offset by a decrease of $0.4 million in severance expense; a decrease of $0.4 million in bad debt expense and a decrease of $0.5 million in other expenses. DSA SG&A as a percentage of revenue for the three months ended June 27, 2015 was 11.3%, a decrease of 0.5%, from 11.8% for the corresponding period in 2014.

The increase in Manufacturing SG&A of $0.3 million was related to an increase of $0.2 million in operating expenses, including information technology infrastructure and facility expenses and an increase of $0.4 million in other expenses; partially offset by a decrease of $0.3 million in external consulting and other service expenses. Manufacturing SG&A as a percentage of revenue for the three months ended June 27, 2015 was 18.5%, an increase of 0.3%, from 18.2% for the corresponding period in 2014.
The increase in corporate SG&A of $4.8 million was related to an increase of $2.6 million in costs associated with the evaluation and integration of acquisitions, contingent consideration adjustments and compensation costs related to business acquisitions; an increase of $1.5 million in stock-based compensation, primarily related to our annual stock-based grants made in March 2015, which include a new retirement vesting provision; an increase of $0.7 million in external consulting and other service expenses; and an increase of 0.3 million in information technology related expenses; partially offset by a decrease of $0.3 million in other expenses.
Amortization of Intangible Assets Amortization of intangibles for the three months ended June 27, 2015 was $5.7 million, a decrease of $1.2 million, or 16.6%, from $6.9 million for the three months ended June 28, 2014, due primarily to certain intangibles acquired in connection with the Argenta and BioFocus acquisition becoming fully amortized and the effect of changes in foreign currency exchange rates.
Interest Income Interest income, which represents earnings on held cash, cash equivalents, and time deposits, was $0.3 million for the three months ended June 27, 2015, an increase of $0.1 million, or 33.8%, compared to $0.2 million for the three months ended June 28, 2014.
Interest Expense Interest expense for the three months ended June 27, 2015 was $4.4 million, an increase of $1.0 million, or 29.7%, compared to $3.4 million in the three months ended June 28, 2014. The increase was due primarily to the write-off of a portion of debt issuance costs in connection with the modification of our $970M Credit Facility and interest expense related to new capital leases.
Other Income (Expense), Net Other income (expense), net was a net other income of $8.7 million for the three months ended June 27, 2015, an increase of $6.0 million, or 225.2%, compared to a net other income of $2.7 million for the three months ended June 28, 2014. The increase in other income (expense), net was due mainly to a $9.9 million gain on the bargain purchase of Sunrise, partially offset by a decrease of $3.0 million in income from our investments in limited partnerships accounted for under the equity method and other activity of $0.9 million.
Income Taxes Income tax expense for the three months ended June 27, 2015 was $11.1 million, a decrease of $3.0 million compared to $14.1 million for the three months ended June 28, 2014. Our effective tax rate was 18.4% for the second quarter of 2015, compared to 27.9% for the second quarter of 2014. The decrease was primarily attributable to a $1.8 million release of an uncertain tax position resulting from an ability to offset tax on a capital gain from an investment in a limited partnership, the non-taxable bargain purchase gain of $9.9 million associated with the acquisition of Sunrise, and a prior year discrete tax cost of $1.4 million related to nondeductible transaction costs.
Six Months Ended June 27, 2015 Compared to the Six Months Ended June 28, 2014
Revenue

	Six Months Ended
	June 27, 2015	June 28, 2014	$ Change	% Change	Impact of FX
	(in millions, except percentages)
Research models and services	$240.1	$265.6	$(25.5)	(9.6)%	(7.0)%
Discovery and safety assessment	293.4	247.8	45.6	18.4%	(3.6)%
Manufacturing support	126.5	127.1	(0.6)	(0.5)%	(8.3)%
Total revenue	$660.0	$640.5	$19.5	3.0%	(6.0)%
Revenue for the six months ended June 27, 2015 increased $19.5 million, or 3.0%, compared with the corresponding period in 2014. Reported revenue decreased by $38.1 million, or 6.0%, when compared to the prior period, due to negative effects of changes in foreign currency exchange rates.
RMS revenue decreased by $25.5 million due primarily to lower research models revenue in Europe and Japan and lower research model services revenue, partially offset by an increase of research models revenue in North America.
DSA revenue increased $45.6 million due to an increase in the Discovery Services business, which includes the Argenta, BioFocus and ChanTest acquisitions, as well as higher revenue in the Safety Assessment business, with study volume, market share gains, and pricing as the primary contributors.

Manufacturing revenue decreased $0.6 million, as lower Biologics revenue was partially offset by higher Avian revenue, which includes the Sunrise acquisition.
Cost of Products Sold and Services Provided

	Six Months Ended
	June 27, 2015	June 28, 2014	$ change	% change
	(in millions, except percentages)
Research models and services	$144.5	$161.5	$(17.0)	(10.5)%
Discovery and safety assessment	200.4	182.7	17.7	9.8%
Manufacturing support	62.6	61.9	0.7	1.0%
Total cost of products sold and services provided	$407.5	$406.1	$1.4	0.4%
Costs for the six months ended June 27, 2015 increased $1.4 million, or 0.4%, compared with the corresponding period in 2014. Costs as a percentage of revenue for the six months ended June 27, 2015 were 61.8%, a decrease of 1.6%, from 63.4% for the corresponding period in 2014.
RMS costs decreased $17.0 million due primarily to favorable effects of changes in foreign currency exchange rates and cost savings achieved as a result of our efficiency initiatives, including reduced restructuring costs. RMS costs as a percentage of revenue for the six months ended June 27, 2015 were 60.2%, a decrease of 0.6%, from 60.8% for the corresponding period in 2014.
DSA costs increased $17.7 million due primarily to a $18.3 million increase in Discovery Services costs, which included a higher cost base due to the acquisition of Argenta, BioFocus and ChanTest, partially offset by favorable effects of changes in foreign currency exchange rates. Safety Assessment costs decreased by $0.6 million as higher costs resulting from the growth of the business were offset by favorable effects of changes in foreign currency exchanges rates. DSA costs as a percentage of revenue for the six months ended June 27, 2015 were 68.3%, a decrease of 5.4%, from 73.7% for the corresponding period in 2014.
Manufacturing costs increased $0.7 million from the corresponding period in 2014. Manufacturing costs as a percentage of revenue for the six months ended June 27, 2015 were 49.4%, an increase of 0.7%, from 48.7% for the corresponding period in 2014.
Selling, General and Administrative Expenses

	Six Months Ended
	June 27, 2015	June 28, 2014	$ change	% change
	(in millions, except percentages)
Research models and services	$31.7	$32.9	$(1.2)	(3.6)%
Discovery and safety assessment	34.0	28.7	5.3	18.5%
Manufacturing support	24.5	23.6	0.9	4.1%
Unallocated corporate	52.5	47.3	5.2	10.8%
Total selling, general and administrative	$142.7	$132.5	$10.2	7.7%
SG&A for the six months ended June 27, 2015 increased $10.2 million, or 7.7%, compared with the corresponding period in 2014. SG&A as a percentage of revenue for the six months ended June 27, 2015 was 21.6%, an increase of 0.9%, from 20.7% for the corresponding period in 2014.
The decrease in RMS SG&A of $1.2 million was related to a decrease of $1.2 million in compensation, benefits and other employee-related expenses; a decrease of $0.5 million in severance expense; a decrease of $0.4 million in operating expenses, including information technology infrastructure and facility expenses; and a decrease of $0.3 million in external consulting and other service expenses; partially offset by an increase of $1.2 million in other expenses. RMS SG&A as a percentage of revenue for the six months ended June 27, 2015 was 13.2%, an increase of 0.8%, from 12.4% for the corresponding period in 2014.
The increase in DSA SG&A of $5.3 million was related primarily to an increase of $3.9 million in compensation, benefits and other employee related expenses; an increase of $1.0 million in external consulting and other service expenses; and an increase of $0.8 million in operating costs, including information technology infrastructure and facility expenses; partially offset by a decrease of $0.4 million in severance expense. DSA SG&A as a percentage of revenue for the six months ended June 27, 2015 was 11.6%, which represents no change with the corresponding period in 2014.

The increase in Manufacturing SG&A of $0.9 million was related primarily to an increase of $0.6 million in compensation, benefits and other employee related expenses; an increase of $0.3 million in operating expenses, including information technology infrastructure and facility expenses and an increase of $0.3 million in severance expense; partially offset by a decrease $0.3 million in external consulting and other service expenses. Manufacturing SG&A as a percentage of revenue for the six months ended June 27, 2015 was 19.4%, an increase of 0.8%, from 18.6% for the corresponding period in 2014.
The increase in corporate SG&A of $5.2 million was related to an increase of $4.1 million in stock-based compensation, primarily related to our annual stock-based grants made in March 2015, which include a new retirement vesting provision and the modification of certain stock-based awards; an increase of $1.1 million in external consulting and other service expenses; an increase of $0.6 million in information technology related expenses; an increase of $0.2 million in compensation, benefits and other employee related expenses; and an increase of $0.2 million in other expenses; partially offset by a decrease of $1.0 million in costs associated with the evaluation and integration of acquisitions, contingent consideration adjustments and compensation costs related to business acquisitions.
Amortization of Intangible Assets Amortization of intangibles for the six months ended June 27, 2015 was $11.0 million, a decrease of $0.2 million, or 1.9%, from $11.2 million for the six months ended June 28, 2014.
Interest Income Interest income, which represents earnings on held cash, cash equivalents, and time deposits, was $0.6 million for the six months ended June 27, 2015, an increase of $0.2 million, or 36.1%, compared to $0.4 million for the six months ended June 28, 2014.
Interest Expense Interest expense for the six months ended June 27, 2015 was $7.4 million, an increase of $1.2 million, or 19.9%, compared to $6.2 million in the six months ended June 28, 2014. The increase was due primarily to the write-off of a portion of debt issuance costs in connection with the modification of our $970M Credit Facility and interest expense related to new capital leases.
Other Income (Expense), Net Other income (expense), net, was a net other income of $0.4 million for the six months ended June 27, 2015, a decrease of $8.1 million, or 95.8%, compared to a net other income of $8.5 million for the six months ended June 28, 2014. The decrease in other income (expense), net was driven by a decrease of $10.4 million due to a reversal of the indemnification asset associated with a pre-acquisition tax position and corresponding unrecognized tax benefit and a decrease of $7.8 million in income from on our investments in limited partnerships accounted for under the equity method; partially offset by a gain of $9.9 million on the bargain purchase of Sunrise and other activity of $0.2 million.
Income Taxes Income tax expense for the six months ended June 27, 2015 was $11.4 million, a decrease of $13.0 million compared to $24.4 million for the six months ended June 28, 2014. Our effective tax rate was 12.4% as of the second quarter of 2015, compared to 26.1% as of the second quarter of 2014. The decrease was primarily attributable to a reduction in unrecognized tax benefits and related interest of $10.4 million due to the expiration of the statute of limitations associated with pre-acquisition tax positions on forgiveness of debt, the non-taxable bargain purchase gain of $9.9 million associated with the acquisition of Sunrise, and a prior year discrete tax cost of $1.4 million related to nondeductible transaction costs.
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
The following table presents our cash and cash equivalents and investments held in the U.S. and by foreign subsidiaries:

	June 27, 2015	December 27, 2014
	(in millions)
Cash and cash equivalents:
Held in the U.S.	$1.1	$10.0
Held outside the US	149.7	150.0
Total cash and cash equivalents	$150.8	$160.0
Investments held in the U.S	4.6	2.8
Investments held outside the U.S.	13.5	13.4
Total cash and cash equivalents and investments	$168.9	$176.2

Borrowings
In April, 2015, we amended and restated our $970M Credit Facility creating a $1.3 billion facility ($1.3B Credit Facility) that provides for a $400.0 million term loan facility and $900.0 million multi-currency revolving facility. The term loan facility matures in 20 quarterly installments with the last installment due April 22, 2020. The revolving facility matures on April 22, 2020 and requires no scheduled payment before that date. The interest rates applicable to term loans and revolving loans under our credit agreement are, at our option, equal to either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50% or (3) the one-month adjusted LIBOR rate) or the adjusted LIBOR rate plus an interest rate margin based upon the our leverage ratio.
Amounts outstanding under the $1.3B Credit Facility were as follows:

	June 27, 2015	December 27, 2014
	(in millions)
Term loans	$400.0	$378.0
Revolving credit facility	342.9	375.5
Total	$742.9	$753.5
Repurchases of Common Stock
In July 2010, our Board of Directors authorized a $500.0 million stock repurchase program, and subsequently approved increases for an aggregate authorization of $1,150.0 million. During the six months ended June 27, 2015, we repurchased approximately 1.2 million shares at a cost of $90.8 million. At June 27, 2015, we had $87.6 million remaining on the authorized stock repurchase program. Our 2007 Incentive Plan permits the netting of common stock upon vesting of restricted stock and restricted stock units in order to satisfy individual minimum statutory tax withholding requirements. During the six months ended June 27, 2015, we acquired approximately 0.1 shares for $8.7 million.
Cash Flows
The following table presents our net cash provided by operating activities:

	Six Months Ended
	June 27, 2015	June 28, 2014
	(in millions)
Income from continuing operations	$80.9	$69.1
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities	57.4	59.0
Changes in assets and liabilities	(40.7)	(42.7)
Net cash provided by operating activities	$97.6	$85.4
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income from continuing operations for (1) non-cash operating items such as depreciation and amortization, stock-based compensation and gains (losses) on investments in limited partnerships and gains on bargain purchases as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For the six months ended June 27, 2015, compared to the six months ended June 28, 2014, the increase in cash provided by operating activities is primarily driven by higher income from continuing operations. Our days sales outstanding, which includes deferred revenue as an offset to accounts receivable in the calculation, was 54 days as of June 27, 2015, compared to 52 days as of December 27, 2014.

The following table presents our net cash used in investing activities:

	Six Months Ended
	June 27, 2015	June 28, 2014
	(in millions)
Acquisition of businesses and assets, net of cash acquired	$(10.7)	$(183.2)
Capital expenditures	(24.6)	(20.5)
Investments, net	(3.8)	3.1
Other, net	2.6	(1.9)
Net cash used in investing activities	$(36.5)	$(202.5)
The primary use of cash in investing activities in the six months ended June 27, 2015 and June 28, 2014 was related to our acquisitions of Argenta and BioFocus in 2014 and Sunrise in 2015 as well as our capital expenditures.

	Six Months Ended
	June 27, 2015	June 28, 2014
	(in millions)
Proceeds from long-term debt and revolving credit agreement	$294.2	$237.9
Proceeds from exercises of stock options	35.6	36.5
Payments on long-term debt, capital lease obligation and revolving credit agreement	(301.3)	(98.4)
Purchase of treasury stock	(99.5)	(101.6)
Other, net	7.3	3.8
Net cash provided by (used in) financing activities	$(63.7)	$78.2
For the six months ended June 27, 2015, cash used by financing activities reflected treasury stock purchases of $99.5 million made primarily pursuant to our authorized stock repurchase program and net debt repayments of $7.1 million, partially offset by proceeds from exercises of employee stock options of $35.6 million . For the six months ended June 28, 2014, cash provided by financing activities reflected net debt borrowings of $139.5 million and proceeds from exercises of employee stock options of $36.5 million, partially offset by treasury stock purchases of $101.6 million.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. We did not adopt any new accounting pronouncements during the six months ended June 27, 2015 that had a material effect on our condensed consolidated financial statements included in this report.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of June 27, 2015, our debt portfolio was comprised primarily of floating interest rate borrowings. A 100-basis point increase in interest rates would increase our annual pre-tax interest expense by approximately $13.0 million.
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
During the six months ended June 27, 2015, we utilized foreign exchange contracts, principally to hedge certain balance sheet exposures resulting from currency fluctuations. No foreign currency contracts were open at June 27, 2015.

Item 4.    Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as of June 27, 2015. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may, from time to time, make changes aimed at enhancing their effectiveness to ensure that our systems evolve with our business.
(b)    Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 27, 2015 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the quarter ended June 27, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
3/29/2015 to 4/25/2015	190,500	$78.43	190,500	$113,513
4/26/2015 to 5/23/2015	277,805	$71.76	277,400	$93,605
5/24/2015 to 6/27/2015	82,200	$72.73	82,200	$87,627
Total:	550,505		550,100
In July 2010, our Board of Directors authorized a $500.0 million stock repurchase program, and subsequently approved increases to the stock repurchase program of $250.0 million in the fiscal year 2010, $250.0 million in the fiscal year 2013 and $150.0 million for the fiscal year 2014 for an aggregate authorization of $1,150.0 million.
At June 27, 2015, we had $87.6 million remaining on the authorized stock repurchase program.
Additionally, our incentive plans permit the netting of common stock upon vesting of restricted stock and restricted stock units in order to satisfy individual minimum statutory tax withholding requirements.

Item 6.    Exhibits
(a) Exhibits

10.1	Charles River Laboratories International, Inc. Amendment No. 1 to Sixth Amended and Restated Credit Agreement dated July 29, 2015. Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed herewith.
31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed herewith.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act. Filed herewith.

101
The following materials from the Form 10-Q for the period ended June 27, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income , (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) related notes to these Unaudited Condensed Consolidated Interim Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

July 30, 2015	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

July 30, 2015	/s/ THOMAS F. ACKERMAN
Thomas F. Ackerman Corporate Executive Vice President and Chief Financial Officer