Form 10-Q
period 2015-09-26
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2015-11-04
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 16, 2015, there were 46,623,582 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

FORM 10-Q

For the Quarterly Period Ended September 26, 2015

Special Note on Factors Affecting Future Results
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on our current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties, and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: goodwill and asset impairments still under review; future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with venture capital limited partnerships and leading pharmaceutical companies and opportunities for future similar arrangements; our cost structure; the impact of acquisitions (including Argenta and BioFocus, VivoPath, ChanTest, Sunrise and Celsis); our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to generate improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure) including gains and losses attributable to businesses we plan to close, consolidate or divest; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our liquidity. In addition, these statements include the impact of economic and market conditions on our clients; the effects of our efficiency initiatives and the steps to optimize returns to shareholders on an effective and timely basis and our ability to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 27, 2014 under the sections entitled “Our Strategy,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Service revenue	$222,506	$204,751	$633,666	$588,099
Product revenue	126,959	122,816	375,786	380,015
Total revenue	349,465	327,567	1,009,452	968,114
Costs and expenses:
Cost of services provided	145,165	144,053	425,614	415,976
Cost of products sold	66,225	65,246	193,320	199,423
Selling, general and administrative	76,225	64,476	218,953	196,999
Amortization of intangible assets	6,410	7,620	17,385	18,813
Operating income	55,440	46,172	154,180	136,903
Other income (expense):
Interest income	177	376	758	803
Interest expense	(3,851)	(2,997)	(11,251)	(9,171)
Other income (expense), net	1,390	331	1,749	8,874
Income from continuing operations, before income taxes	53,156	43,882	145,436	137,409
Provision for income taxes	15,255	11,582	26,662	36,021
Income from continuing operations, net of income taxes	37,901	32,300	118,774	101,388
Income (loss) from discontinued operations, net of income taxes	(34)	52	(48)	(862)
Net income	37,867	32,352	118,726	100,526
Less: Net income attributable to noncontrolling interests	(488)	(316)	(1,297)	(994)
Net income attributable to common shareholders	$37,379	$32,036	$117,429	$99,532
Earnings (loss) per common share
Basic:
Continuing operations attributable to common shareholders	$0.81	$0.70	$2.52	$2.15
Discontinued operations	$—	$—	$—	$(0.02)
Net income attributable to common shareholders	$0.81	$0.70	$2.52	$2.13
Diluted:
Continuing operations attributable to common shareholders	$0.79	$0.68	$2.47	$2.11
Discontinued operations	$—	$—	$—	$(0.02)
Net income attributable to common shareholders	$0.79	$0.68	$2.47	$2.09

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income	$37,867	$32,352	$118,726	$100,526
Foreign currency translation adjustment and other	(31,843)	(31,635)	(46,559)	(23,751)
Cumulative translation adjustment related to intercompany loan forgiveness	—	—	(2,341)	—
Pension and other post-retirement benefit plans:
Amortization of net loss and prior service benefit included in net periodic pension cost	695	291	2,185	871
Comprehensive income, before income taxes	6,719	1,008	72,011	77,646
Income tax expense related to items of other comprehensive income (Note 9)	220	125	700	273
Comprehensive income, net of income taxes	6,499	883	71,311	77,373
Less: Comprehensive income (loss) related to noncontrolling interests	(443)	712	435	852
Comprehensive income attributable to common shareholders	$6,942	$171	$70,876	$76,521

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	September 26, 2015	December 27, 2014
Assets
Current assets:
Cash and cash equivalents	$74,032	$160,023
Trade receivables, net	288,836	257,991
Inventories	98,097	89,043
Prepaid assets	33,593	26,900
Other current assets	84,103	72,941
Total current assets	578,661	606,898
Property, plant and equipment, net	671,673	676,797
Goodwill	418,245	321,077
Other intangible assets, net	277,686	178,875
Deferred tax asset	21,026	23,193
Other assets	65,552	72,951
Total assets	$2,032,843	$1,879,791
Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Current portion of long-term debt and capital leases	$16,599	$31,904
Accounts payable	31,629	33,815
Accrued compensation	71,518	71,569
Deferred revenue	76,019	78,124
Accrued liabilities	94,692	67,380
Other current liabilities	21,347	11,079
Current liabilities of discontinued operations	2,300	2,299
Total current liabilities	314,104	296,170
Long-term debt, net and capital leases	835,800	740,557
Other long-term liabilities	139,756	130,361
Long-term liabilities of discontinued operations	7,139	8,357
Total liabilities	1,296,799	1,175,445
Commitments and contingencies
Redeemable noncontrolling interest	27,447	28,419
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 85,388 shares issued and 46,623 shares outstanding at September 26, 2015 and 84,503 shares issued and 47,327 shares outstanding at December 27, 2014	854	845
Additional paid-in capital	2,386,342	2,307,640
Accumulated deficit	(21,346)	(138,775)
Treasury stock, at cost 38,765 shares and 37,176 shares at September 26, 2015 and December 27, 2014, respectively	(1,540,691)	(1,423,260)
Accumulated other comprehensive loss	(120,800)	(74,247)
Total equity attributable to common shareholders	704,359	672,203
Noncontrolling interests	4,238	3,724
Total equity and redeemable noncontrolling interest	736,044	704,346
Total liabilities, equity and redeemable noncontrolling interest	$2,032,843	$1,879,791

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 26, 2015	September 27, 2014
Cash flows relating to operating activities
Net income	$118,726	$100,526
Less: Loss from discontinued operations	(48)	(862)
Income from continuing operations	118,774	101,388
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	69,330	70,435
Amortization of debt issuance costs	1,970	1,298
Stock-based compensation	30,349	23,132
Deferred income taxes	(4,235)	1,140
Gain on investments in limited partnerships	(3,604)	(7,377)
Gain on bargain purchase	(9,933)	—
Other, net	1,101	(1,546)
Changes in assets and liabilities:
Trade receivables, net	(36,430)	(40,961)
Inventories	(470)	(4,573)
Other assets	8,308	(15,055)
Accounts payable	(894)	(1,779)
Accrued compensation	2,238	10,795
Deferred revenue	1,255	8,826
Accrued liabilities	22,189	13,355
Taxes payable and prepaid taxes	(1,906)	(3,953)
Other liabilities	(12,147)	(2,842)
Net cash provided by operating activities	185,895	152,283
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(211,974)	(183,151)
Capital expenditures	(35,008)	(29,907)
Purchases of investments	(26,315)	(18,171)
Proceeds from sale of investments and distributions from investments in limited partnerships	24,562	15,964
Other, net	(244)	(1,924)
Net cash used in investing activities	(248,979)	(217,189)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	453,778	247,920
Proceeds from exercises of stock options	36,587	46,741
Payments on long-term debt, capital lease obligations and revolving credit agreement	(391,048)	(132,431)
Purchase of treasury stock	(117,431)	(121,985)
Other, net	6,674	4,051
Net cash provided by (used in) financing activities	(11,440)	44,296
Discontinued operations
Net cash used in operating activities from discontinued operations	(1,265)	(570)
Effect of exchange rate changes on cash and cash equivalents	(10,202)	(4,000)
Net change in cash and cash equivalents	(85,991)	(25,180)
Cash and cash equivalents, beginning of period	160,023	155,927
Cash and cash equivalents, end of period	$74,032	$130,747

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared by Charles River Laboratories International, Inc. (the Company) in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to Rule 10-01 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014. The condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of our financial position and results of operations. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The Company’s fiscal year is the twelve-month period ending the last Saturday in December.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014.
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
Newly Issued Accounting Pronouncements
In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,“ that eliminates the current requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers will recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” that simplifies the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost or net realizable value test. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 2015, the FASB issued ASU 2015-04, “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets” to provide a practical expedient related to the measurement date of the defined benefit plan assets and obligations. The practical expedient allows employers with fiscal year-end dates that do not coincide with a calendar month end to measure pension and post-retirement benefit plan assets and obligations as of the calendar month-end date closest to the fiscal year end. The standard requires entities that elect the practical expedient to adjust the measurement of benefit plan assets and obligations for contributions or significant events between the month-end measurement date and the entity fiscal year end. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the impact the election of the practical expedient would have on its consolidated financial statements and related disclosures.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The ASU was originally effective for annual and interim periods beginning after December 15, 2016; however, in August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date,” to defer by one year the effective date of ASU 2014-09. As a result, the standard will be effective for annual and interim periods beginning after December 15, 2017. The Company has not yet selected a transition method and is evaluating the impact the adoption will have on its consolidated financial statements and related disclosures.
2. BUSINESS ACQUISITIONS
Celsis
On July 24, 2015, the Company acquired Celsis Group Limited (Celsis), a leading provider of rapid testing systems for non-sterile bacterial contamination for the biopharmaceutical and consumer products industries. The purpose of this acquisition was to enhance the Company’s portfolio of rapid microbial detection products and services with the addition of a rapid bioburden testing product. The purchase price for Celsis was $214.0 million, including assumed debt and certain liabilities of $10.3 million. The purchase price includes payment for estimated working capital, which is subject to a final adjustment based upon actual working capital of the acquired business. The acquisition was funded by cash on hand and borrowings on the Company’s revolving credit facility. The business is included in Microbial Solutions (formerly Endotoxin & Microbial Detection, or EMD) and reported in the Company’s Manufacturing Support (Manufacturing) reportable segment.
The preliminary purchase price allocation of $211.7 million, net of $2.3 million of cash acquired, was as follows:

July 24, 2015
(in thousands)
Accounts receivable (contractual amount of $5,410)	$5,288
Inventory	10,103
Other current assets (excluding cash)	13,449
Property, plant and equipment	5,086
Other long term assets	614
Definite-lived intangible assets	118,140
Goodwill	104,785
Short-term debt	(9,766)
Other current liabilities	(7,382)
Long term liabilities	(28,593)
Total purchase price allocation	$211,724

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
The breakout of definite-lived intangible assets acquired was as follows:

	Definite-Lived Intangible Assets	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$71,000	16
Developed technology	39,140	14
Trademark and trade names	5,200	14
Non-compete	2,800	5
Total definite-lived intangible assets	$118,140
The goodwill resulting from the transaction is primarily attributed to the potential growth of the Company’s Manufacturing business from clients introduced through Celsis, the assembled workforce of the acquired business and expected cost synergies. The goodwill attributable to Celsis is not deductible for tax purposes.
The Company incurred transaction and integration costs in connection with the acquisition of $3.9 million and $7.4 million during the three and nine months ended September 26, 2015, respectively, which were included in selling, general and administrative expenses.
Celsis revenue and operating loss for both the three and nine months ended September 26, 2015 were $4.9 million and $3.1 million, respectively, since Celsis was acquired on July 24, 2015.
The following selected pro forma consolidated results of operations are presented as if the Celsis acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments, including additional depreciation and amortization of property, plant and equipment, inventory fair value adjustments and intangible assets of $2.4 million and $11.3 million for the nine months ended September 26, 2015 and September 27, 2014, respectively, and other nonrecurring costs.

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(in thousands)
Revenue	$350,819	$335,987	$1,026,643	$993,384
Net income attributable to common shareholders	$40,826	$31,893	$125,863	$84,545
Earnings per common share
Basic	$0.88	$0.69	$2.70	$1.81
Diluted	$0.86	$0.68	$2.65	$1.78
These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future. No effect has been given for synergies, if any, that may have been realized through the acquisition.
Sunrise
On May 5, 2015, the Company acquired Sunrise Farms, Inc. (Sunrise), a producer of specific-pathogen-free fertile chicken eggs and chickens used in the manufacture of live viruses. The purpose of this business acquisition was to expand the capabilities of the Company’s existing Avian Vaccine Services business. The purchase price of the acquisition was $9.6 million and was funded by cash on hand and borrowings on the Company's revolving credit facility. The business is reported in the Company's Manufacturing reportable segment.
The Company recorded a bargain purchase gain of $9.9 million, which represents the excess of the estimated fair value of the net assets acquired over the preliminary purchase price. The bargain purchase gain was recorded in other income (expense), net, in the Company’s consolidated statement of income and was not recognized for tax purposes. The Company believes there were several factors that contributed to this transaction resulting in a bargain purchase gain, including the highly specialized nature of Sunrise’s business falling outside of the seller’s core activities and a limited pool of potential buyers.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Before recognizing the gain from the bargain purchase, the Company reassessed its initial identification and valuation of assets acquired and liabilities assumed to validate that all assets and liabilities that the Company was able to identify at the acquisition date were properly recognized.
The preliminary purchase price allocation of $9.6 million, net of less than $0.1 million of cash acquired, was as follows:

May 5, 2015
(in thousands)
Accounts receivable, net	$981
Inventory	1,518
Other current assets (excluding cash)	373
Property, plant and equipment	13,866
Definite-lived intangible assets	3,400
Current liabilities	(397)
Long-term liabilities	(250)
Fair value of net assets acquired	19,491
Bargain purchase gain	(9,933)
Total purchase price allocation	$9,558
The purchase price allocations were prepared on a preliminary basis and are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. During the three months ended September 26, 2015, the Company recorded measurement period adjustments related to the Sunrise acquisition that resulted in an immaterial change to the purchase price allocation and bargain purchase gain. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.
The identifiable definite-lived intangible assets acquired represent the client relationships intangible, which is being amortized over the estimated useful life of approximately 15 years.
The Company incurred transaction and integration costs in connection with the acquisition of $0.1 million and $0.7 million during the three and nine months ended September 26, 2015, respectively, which were included in selling, general and administrative expenses.
ChanTest
On October 29, 2014, the Company acquired ChanTest Corporation (ChanTest), a leading provider of ion channel testing services to the biopharmaceutical industry. The acquisition augments the Company’s early discovery capabilities and enhances the Company’s ability to support clients’ target discovery and lead optimization efforts. The purchase price of the acquisition was $59.2 million, including $0.3 million in contingent consideration. The aggregate, undiscounted amount of contingent consideration that could become payable is a maximum of $2.0 million. The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes. The business is reported in the Company’s Discovery and Safety Assessment (DSA) reportable segment.
The purchase price allocation of $52.0 million, net of $7.2 million in cash acquired, was as follows:

October 29, 2014
(in thousands)
Current assets (excluding cash)	$4,669
Property, plant and equipment	1,637
Definite-lived intangible assets	23,920
Goodwill	34,775
Current liabilities	(3,486)
Long-term liabilities	(9,486)
Total purchase price allocation	$52,029

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The breakout of definite-lived intangible assets acquired was as follows:

	October 29, 2014	Weighted average amortization life
	(in thousands)	(in years)
Client relationships	$19,000	13
Other intangible assets	4,920	9
Total definite-lived intangible assets	$23,920
The definite-lived intangibles are largely attributed to the expected cash flows related to client relationships existing at the acquisition closing date. The goodwill resulting from the transaction is primarily attributed to the potential growth of the business and is not deductible for tax purposes.
During the three and nine months ended September 26, 2015 and September 27, 2014, the Company incurred insignificant transaction and integration costs in connection with the acquisition, which were included in selling, general and administrative expenses.
VivoPath
On June 16, 2014, the Company acquired substantially all of the assets of VivoPath LLC (VivoPath), a discovery services company specializing in the rapid, in vivo compound evaluation of molecules in the therapeutic areas of metabolism, inflammation and oncology. The purchase price was $2.3 million, including $1.6 million in contingent consideration, and was allocated primarily to the intangible assets acquired. The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes. The undiscounted total amount of contingent consideration was a maximum of $2.4 million, payable over three years based on the achievement of revenue growth targets and other contractual requirements. During the three months ended September 26, 2015, the Company paid the first year tranche of the contingent consideration of $0.6 million and recorded a gain of $1.0 million based upon a decrease in the expected future contingent consideration payments. As of September 26, 2015, the remaining contingent consideration payable is a maximum of $0.4 million. The business is reported in the Company’s DSA reportable segment.
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
The contingent consideration earn-out period ended on April 1, 2015. As a result, the related contingent consideration liability, as adjusted for subsequent changes in fair value, was reversed and a gain of $0.8 million was recorded in selling, general and administrative expenses during the three months ended March 28, 2015, as no payments are expected to be made. The contingent consideration was a one-time payment that could have become payable in the second quarter of 2015 based on the achievement of a certain revenue target for the twelve-month period following the acquisition. The aggregate, undiscounted amount of contingent consideration that the Company could have paid was €5.0 million ($5.6 million as of September 26, 2015). The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes.
The purchase price allocation of $183.6 million, net of $8.2 million of cash acquired, was as follows:

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
The goodwill resulting from the transaction is primarily attributed to the potential growth of the Company’s DSA businesses from clients introduced through Argenta and BioFocus, the assembled workforce of the acquired businesses and expected cost synergies. The goodwill attributable to Argenta and BioFocus is not deductible for tax purposes. The Company incurred insignificant transaction and integration costs in connection with the acquisition during the three and nine months ended September 26, 2015 and costs of $0.5 million and $5.4 million during the three and nine months ended September 27, 2014, respectively, which were included in selling, general and administrative expenses.
Argenta and BioFocus revenue and operating loss for the nine months ended September 27, 2014 were $46.8 million and $0.4 million, respectively, since Argenta and BioFocus were acquired on April 1, 2014. Beginning in the three months ended September 27, 2014, Argenta and BioFocus have been fully included in the operating results of the Company.
The following selected pro forma consolidated results of operations are presented as if the Argenta and BioFocus acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments, including amortization of intangible assets and depreciation of fixed assets of $3.7 million and other nonrecurring costs.

Nine Months Ended
September 27, 2014
(in thousands)
Revenue	$993,223
Net income attributable to common shareholders	$101,029
Earnings per common share
Basic	$2.16
Diluted	$2.12
These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future. No effect has been given for synergies, if any, that may have been realized through the acquisition.
3. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables, net is as follows:

	September 26, 2015	December 27, 2014
	(in thousands)
Client receivables	$240,307	$219,118
Unbilled revenue	54,157	43,780
Total	294,464	262,898
Less: Allowance for doubtful accounts	(5,628)	(4,907)
Trade receivables, net	$288,836	$257,991

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of inventories is as follows:

	September 26, 2015	December 27, 2014
	(in thousands)
Raw materials and supplies	$15,530	$15,416
Work in process	13,063	11,802
Finished products	69,504	61,825
Inventories	$98,097	$89,043
The composition of other current assets is as follows:

	September 26, 2015	December 27, 2014
	(in thousands)
Deferred tax asset	$33,156	$27,644
Investments	17,975	16,167
Prepaid income tax	30,828	26,287
Restricted cash	1,221	2,552
Other	923	291
Other current assets	$84,103	$72,941
The composition of property, plant and equipment, net is as follows:

	September 26, 2015	December 27, 2014
	(in thousands)
Land	$42,619	$40,314
Buildings (1)	705,694	682,495
Machinery and equipment	381,764	384,713
Leasehold improvements	39,221	37,270
Furniture and fixtures	22,053	22,577
Vehicles	4,054	3,967
Computer hardware and software	123,285	119,474
Construction in progress	23,823	40,970
Total	1,342,513	1,331,780
Less: Accumulated depreciation	(670,840)	(654,983)
Property, plant and equipment, net	$671,673	$676,797
(1) The balance as of September 26, 2015 includes capital lease assets. See Note 7, “Long Term Debt and Capital Lease Obligations.”
Depreciation expense for the three months ended September 26, 2015 and September 27, 2014 was $17.4 million and $18.4 million, respectively. Depreciation expense for the nine months ended September 26, 2015 and September 27, 2014 was $51.9 million and $51.6 million, respectively.
The composition of other assets is as follows:

	September 26, 2015	December 27, 2014
	(in thousands)
Life insurance policies	$26,458	$27,603
Investments in limited partnerships	29,931	27,047
Other	9,163	18,301
Other assets	$65,552	$72,951

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of other current liabilities is as follows:

	September 26, 2015	December 27, 2014
	(in thousands)
Accrued income taxes	$17,630	$9,362
Current deferred tax liability	3,389	1,484
Accrued interest and other	328	233
Other current liabilities	$21,347	$11,079
The composition of other long-term liabilities is as follows:

	September 26, 2015	December 27, 2014
	(in thousands)
Deferred tax liability	$49,016	$30,816
Long-term pension liability	37,878	45,135
Accrued executive supplemental life insurance retirement plan and deferred compensation plan	33,858	33,007
Other	19,004	21,403
Other long-term liabilities	$139,756	$130,361
4. INVESTMENTS IN LIMITED PARTNERSHIPS AND MARKETABLE SECURITIES
Investments in Limited Partnerships
The Company invests in several venture capital limited partnerships that invest in start-up companies primarily in the life sciences industry. The Company’s ownership interest in these limited partnerships ranges from 3.6% to 12.0%. The Company accounts for such investments under the equity method of accounting. The Company’s total commitment to these entities as of September 26, 2015 was $65.0 million, of which the Company had funded $26.3 million through September 26, 2015.
During the three and nine months ended September 26, 2015, the Company received dividends totaling $5.3 million and $7.3 million, respectively. During the three months ended September 27, 2014, the Company did not receive any dividends. During the nine months ended September 27, 2014, the Company received dividends totaling $7.4 million. The Company recognized a gain of $3.2 million and a loss of $0.8 million related to these investments for the three months ended September 26, 2015 and September 27, 2014, respectively.
Marketable Securities
The following is a summary of the Company's marketable securities, all of which are classified as available-for-sale:

	September 26, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Mutual fund	$4,650	$—	$(80)	$4,570
Total	$4,650	$—	$(80)	$4,570
There were no sales of available-for-sale securities during the nine months ended September 26, 2015.
5. FAIR VALUE
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value hierarchy level is determined by asset and liability class based on the lowest level of significant input. The observability of inputs may change for certain assets or liabilities. This condition could cause an asset or liability to be reclassified between levels. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the nine months ended September 26, 2015 and September 27, 2014, there were no transfers between levels.
Valuation methodologies used for assets, liabilities, and the redeemable noncontrolling interest measured or disclosed at fair value are as follows:

•	Cash equivalents - Valued at quoted market prices determined through third-party pricing services.

•	Mutual funds - Valued at the unadjusted quoted net asset value of shares held by the Company.

•	Foreign currency forward contracts - Valued using readily observable market inputs, such as forward foreign exchange points and foreign exchanges rates.

•	Investments in life insurance policies - Valued at cash surrender value based on fair value of underlying investments.

•	Contingent consideration - Valued based on a probability weighting of the future cash flows associated with the potential outcomes.

•
Redeemable noncontrolling interest - Valued primarily using the income approach based on estimated future cash flows of the underlying business based on the Company’s projected financial data discounted by a weighted average cost of capital.

Assets, liabilities, and noncontrolling interest measured at fair value on a recurring basis are summarized below:

	September 26, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$159	$—	$159
Other current assets:
Marketable securities	4,570	—	—	4,570
Foreign currency forward contracts	—	16	—	16
Other assets:
Life insurance policies	—	19,346	—	19,346
Total assets measured at fair value	$4,570	$19,521	$—	$24,091

Other current liabilities:
Contingent consideration	$—	$—	$1,111	$1,111
Foreign currency forward contracts	—	306	—	306
Other long-term liabilities:
Contingent consideration	—	—	169	169
Redeemable noncontrolling interest	—	—	27,447	27,447
Total liabilities and redeemable noncontrolling interest measured at fair value	$—	$306	$28,727	$29,033

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 27, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$1,934	$—	$1,934
Other assets:
Life insurance policies	—	20,520	—	20,520
Total assets measured at fair value	$—	$22,454	$—	$22,454

Other current liabilities:
Contingent consideration	$—	$—	$1,583	$1,583
Other long-term liabilities:
Contingent consideration	—	—	1,245	1,245
Redeemable noncontrolling interest	—	—	28,419	28,419
Total liabilities and redeemable noncontrolling interest measured at fair value	$—	$—	$31,247	$31,247
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
The following table provides a rollforward of the fair value of the Company’s redeemable noncontrolling interest:

	Nine Months Ended
	September 26, 2015	September 27, 2014
	(in thousands)
Beginning balance	$28,419	$20,581
Additions	—	—
Total gains or losses (realized/unrealized):
Net income attributable to noncontrolling interest	614	523
Foreign currency translation	(693)	(113)
Change in fair value, included in additional paid-in capital	(893)	3,559
Ending balance	$27,447	$24,550
The significant unobservable inputs used in the fair value measurement of the Company’s redeemable noncontrolling interest are the estimated future cash flows based on projected financial data and a discount rate of 18.0%. Significant changes in the timing or amounts of the estimated future cash flows would result in a significantly higher or lower fair value measurement. Significant increases or decreases in the discount rate would result in a significantly lower or higher fair value measurement, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the acquisitions of Argenta, BioFocus, VivoPath and ChanTest. See Note 2, “Business Acquisitions.”

	Nine Months Ended
	September 26, 2015	September 27, 2014
	(in thousands)
Beginning balance	$2,828	$—
Additions	675	2,428
Payments	(600)	—
Total gains or losses (realized/unrealized):
Reversal of previously recorded contingent liability and change in fair value	(1,623)	120
Ending balance	$1,280	$2,548
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
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

		Adjustments to Goodwill
	December 27, 2014	Acquisitions	Foreign Exchange	September 26, 2015
	(in thousands)
Research Models and Services	$59,196	$—	$(698)	$58,498
Discovery and Safety Assessment	229,302	(748)	(3,470)	225,084
Manufacturing Support	32,579	104,972	(2,888)	134,663
Total	$321,077	$104,224	$(7,056)	$418,245

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Intangible Assets, net
The following table displays other intangible assets, net by major class:

	September 26, 2015			December 27, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Backlog	$—	$—	$—	$8,728	$(6,636)	$2,092
Client relationships	390,585	(176,099)	214,486	379,339	(217,938)	161,401
Technology	49,204	(2,931)	46,273	13,474	(4,166)	9,308
Trademarks and trade names	6,631	(844)	5,787	6,603	(5,314)	1,289
Standard operating procedures	2,100	(1,745)	355	2,309	(1,642)	667
Other identifiable intangible assets	9,957	(2,610)	7,347	2,860	(2,180)	680
Total definite-lived intangible assets	458,477	(184,229)	274,248	413,313	(237,876)	175,437
Indefinite-lived intangibles assets			3,438			3,438
Total other intangibles assets, net			$277,686			$178,875
7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-Term Debt
Long-term debt, net consists of the following:

	September 26, 2015	December 27, 2014
	(in thousands)
Term loans	$395,000	$378,000
Revolving credit facility	429,871	375,536
Other long-term debt	196	214
Total debt	825,067	753,750
Less: current portion of long-term debt	(15,196)	(31,714)
Long-term debt	809,871	722,036
Debt discount and debt issuance costs (1)	(7,215)	(5,401)
Long-term debt, net	$802,656	$716,635
(1) During the three months ended June 27, 2015, the Company adopted ASU 2015-03 and reclassified unamortized debt issuance costs from other assets to long-term debt, net and capital leases. See Note 1, “Basis of Presentation” for further discussion.
In April 2015, the Company amended and restated the $970M Credit Facility, creating a $1.3 billion facility ($1.3B Credit Facility) that provides for a $400.0 million term loan facility and a $900.0 million multi-currency revolving facility. The term loan facility matures in 20 quarterly installments with the last installment due April 22, 2020. The revolving facility matures on April 22, 2020 and requires no scheduled payment before that date.
The interest rates applicable to term loans and revolving loans under our credit agreement are, at our option, equal to either the alternate base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) the one-month adjusted LIBOR rate plus 1%), or the adjusted LIBOR rate plus an interest rate margin based upon the our leverage ratio. As of September 26, 2015 and December 27, 2014, the weighted average interest rate on the Company’s debt was 1.31% and 1.42%, respectively.
The $1.3B Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company’s business, and negative and affirmative covenants. As of September 26, 2015, the Company was compliant with all covenants.
At September 26, 2015 and December 27, 2014, the Company had $4.9 million and $5.0 million in outstanding letters of credit, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Lease Obligations
The Company acquired a build-to-suit lease as part of its acquisition of Argenta and BioFocus. In accordance with accounting guidance applicable to entities involved with the construction of an asset that will be leased when the construction is completed, the Company was considered the owner, for accounting purposes, of this property during the construction period. Accordingly, the Company recorded an asset and a corresponding financing obligation on its consolidated balance sheet for the amount of total project costs incurred related to the construction in progress for this property through completion of the construction period. Upon completion of the construction during the three months ended June 27, 2015, the Company determined that it was no longer considered the owner of the property because it did not have continuing involvement. Consequently, the Company recorded a successful sale leaseback and derecognized the property and the associated financing obligation from the Company’s consolidated balance sheet and recorded a capital lease asset and a corresponding liability of $35.8 million.
The Company’s capital lease obligations amounted to $34.5 million and $1.0 million at September 26, 2015 and December 27, 2014, respectively.
8. EQUITY
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(in thousands)
Numerator:
Net income from continuing operations attributable to common shareholders	$37,413	$31,984	$117,477	$100,394
Loss (income) from discontinued operations, net of income taxes	(34)	52	(48)	(862)
Net income attributable to common shareholders	$37,379	$32,036	$117,429	$99,532

Denominator:
Weighted-average shares outstanding—Basic	46,290	46,016	46,572	46,683
Effect of dilutive securities:
Stock options, restricted stock units, performance stock units and contingently issuable restricted stock	955	862	1,012	883
Weighted-average shares outstanding—Diluted	47,245	46,878	47,584	47,566
Options to purchase approximately 0.5 million and 0.9 million shares were not included in computing diluted earnings per share for the three months ended September 26, 2015 and September 27, 2014, respectively, because their inclusion would have been anti-dilutive. For the nine months ended September 26, 2015 and September 27, 2014, anti-dilutive options were 0.5 million and 0.8 million shares, respectively. Basic weighted average shares outstanding for the three and nine months ended September 26, 2015 and September 27, 2014 excluded the impact of approximately 1.1 million and 1.2 million shares, respectively, of non-vested restricted stock and restricted stock units.
Treasury Shares
In July 2010, the Company’s Board of Directors authorized a $500.0 million stock repurchase program, and subsequently approved increases to the stock repurchase program of $250.0 million in 2010, $250.0 million in 2013 and $150.0 million in 2014, for an aggregate authorization of $1,150.0 million. The Company repurchased approximately 1.5 million shares for $108.8 million and approximately 2.1 million shares for $110.6 million in the nine months ended September 26, 2015 and September 27, 2014, respectively. As of September 26, 2015, the Company had $69.7 million remaining on the authorized stock repurchase program. The Company’s 2007 Incentive Plan permits the netting of common stock upon vesting of restricted stock and restricted stock units in order to satisfy individual minimum statutory tax withholding requirements. During the nine months ended September 26, 2015 and September 27, 2014, the Company acquired approximately 0.1 million shares for $8.7 million and approximately 0.1 million shares for $6.7 million, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income tax, are as follows:

	Foreign Currency Translation and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 27, 2014	$(19,891)	$(54,356)	$(74,247)
Other comprehensive loss before reclassifications	(45,697)	—	(45,697)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,341)	2,185	(156)
Net current period other comprehensive income (loss)	(48,038)	2,185	(45,853)
Income tax expense	—	700	700
September 26, 2015	$(67,929)	$(52,871)	$(120,800)
Foreign currency translation and other includes an insignificant amount of unrealized gains (losses) on available-for-sale marketable securities.
Nonredeemable Noncontrolling Interests
The Company has investments in several entities, whose financial results are consolidated in the Company’s financial statements, as it has the ability to exercise control over these entities. The interests of the respective noncontrolling parties in these entities have been recorded as noncontrolling interests. The activity within the nonredeemable noncontrolling interests was insignificant during the three and nine months ended September 26, 2015 and September 27, 2014.
9. INCOME TAXES
The Company’s overall effective tax rate for the three months ended September 26, 2015 and September 27, 2014 was 28.7% and 26.4%, respectively. The Company’s overall effective tax rate was 18.3% and 26.2% for each of the nine months ended September 26, 2015 and September 27, 2014, respectively. For the three months ended September 26, 2015 the increase was primarily attributable to the amount and mix of domestic and foreign earnings and discrete tax cost of $1.4 million related to nondeductible transaction costs incurred in 2015 for the acquisition of Celsis, offset by a $0.9 million release of an uncertain tax position resulting from an ability to offset tax on a capital gain from an investment in a limited partnership. For the nine months ended September 26, 2015, the decrease reflects the items above as well as a reduction in unrecognized tax benefits and related interest of $10.4 million due to the expiration of the statute of limitations associated with pre-acquisition tax positions on forgiveness of debt, an additional $1.8 million release of an uncertain tax position resulting from an ability to offset tax on a capital gain from an investment in a limited partnership, and a non-taxable bargain purchase gain of $9.9 million associated with the acquisition of Sunrise.
During the three months ended September 26, 2015, the Company’s unrecognized tax benefits decreased by $1.0 million to $22.0 million primarily due to the $0.9 million release resulting from an ability to offset tax on a capital gain from an investment in a limited partnership and benefit from foreign exchange, offset by pre-acquisition tax positions taken by Celsis. The amount of unrecognized income tax benefits that would impact the effective tax rate decreased by $1.4 million, to $18.7 million. The amount of accrued interest on unrecognized tax benefits was $1.0 million at September 26, 2015. The Company believes that it is reasonably possible that the unrecognized tax benefits will decrease by up to $0.4 million over the next twelve-month period, as a result of the settlement of audits and the lapse of statute of limitations.
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
On October 21, 2015, the Quebec government enacted Bill 13, which will provide a one-time retroactive benefit to operating income in the fourth quarter of 2015 related to tax years 2012 through 2014 and will provide a corresponding increase to the Company’s effective income tax rate. Additionally, the tax law change will provide an ongoing reduction in benefit to operating income and an additional corresponding increase to the Company’s effective income tax rate beginning in 2015 and beyond. The impact of this law change will be realized in the fourth quarter results.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with the Company’s policy, the remaining undistributed earnings of its non-U.S. subsidiaries remain indefinitely reinvested as of the end of the three months ended September 26, 2015 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.
The income tax expense (benefit) related to items of other comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(in thousands)
Income tax benefit related to foreign currency translation adjustment	$—	$—	$—	$(105)
Income tax expense related to change in unrecognized pension gains, losses and prior service costs	220	125	700	378
Income tax expense related to items of other comprehensive income	$220	$125	$700	$273
10. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The following table provides the components of net periodic cost (benefit) for the Company’s pension and other post-retirement benefit plans for the three months ended September 26, 2015 and September 27, 2014:

	Pension Plans		Other Post-Retirement Benefit Plans
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(in thousands)
Service cost	$935	$880	$214	$190
Interest cost	3,070	3,211	265	252
Expected return on plan assets	(4,383)	(4,540)	—	—
Amortization of prior service cost (credit)	(150)	(166)	—	159
Amortization of net loss	780	238	65	60
Net periodic cost (benefit)	$252	$(377)	$544	$661
The following table provides the components of net periodic cost (benefit) for the Company’s pension and other post-retirement benefit plans for the nine months ended September 26, 2015 and September 27, 2014:

	Pension Plans		Other Post-Retirement Benefit Plans
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(in thousands)
Service cost	$2,806	$2,565	$642	$569
Interest cost	9,210	9,633	796	757
Expected return on plan assets	(13,147)	(13,095)	—	—
Amortization of prior service cost (credit)	(451)	(484)	—	489
Amortization of net loss	2,433	684	203	185
Net periodic cost (benefit)	$851	$(697)	$1,641	$2,000

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock, restricted stock units and performance share units (PSUs).
The following table provides stock-based compensation by the financial statement line item in which it is reflected:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(in thousands)
Cost of revenue	$1,670	$1,337	$4,959	$4,008
Selling, general and administrative	8,806	6,914	25,390	19,124
Stock-based compensation, before income taxes	10,476	8,251	30,349	23,132
Provision for income taxes	(3,733)	(2,943)	(10,737)	(8,271)
Stock-based compensation, net of income taxes	$6,743	$5,308	$19,612	$14,861
During the nine months ended September 26, 2015, the Company issued approximately 0.2 million restricted stock units with a per share weighted average grant date fair value of $76.66, less than 0.1 million shares of restricted stock with a per share weighted average grant date fair value of $70.29, approximately 0.5 million stock options with a per share weighted average grant date fair value of $17.25, and approximately 0.2 million PSUs with a per share weighted average grant date fair value of $87.50. The maximum number of common shares to be issued upon vesting of PSUs granted during the nine months ended September 26, 2015 is approximately 0.3 million.
During the three months ended March 28, 2015, the Company modified certain stock-based awards granted in previous years as part of executive retirement transitions. For the stock-based awards granted to employees during the nine months ended September 26, 2015 the Company introduced a new retirement provision, which allows for continued vesting of such awards after the employee’s retirement if certain eligibility conditions are met. The introduction of the new retirement provision and stock-based award modifications increased the Company’s stock-based compensation expense for the nine months ended September 26, 2015 by $3.8 million.
12. FOREIGN CURRENCY CONTRACTS
During the three months ended September 26, 2015, the Company entered into foreign exchange forward contracts to limit its foreign currency exposure related to intercompany loans denominated in British Pound and Euro that are not of a long-term investment nature. These contracts are recorded at fair value in the Company’s consolidated balance sheet and are not designated as hedging instruments. Any gains or losses on such contracts are immediately recognized in other income (expense), net, and are largely offset by the remeasurement of the underlying intercompany loan balances.
The notional amount and fair value of the Company’s foreign currency forward contracts is summarized as follows:

September 26, 2015
Notional Amount	Fair Value	Balance Sheet Location
(in thousands)
$39,661	$16	Other current assets
$88,417	$306	Other current liabilities
The following table summarizes the effect of foreign exchange forward contracts on the Company’s consolidated statement of income:

Three Months Ended September 26, 2015
Location of Gain (Loss)	Gain (Loss) Recognized
(in thousands)
Other income (expense), net	$(3,194)
The forward contracts outstanding as of September 26, 2015 had durations of 1 to 3 months.

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
On July 31, 2015, IDEXX Laboratories, Inc. and IDEXX Distribution, Inc. (collectively, IDEXX) filed a complaint in the United States District Court for the District of Delaware alleging the Company has infringed three recently issued patents related to a blood spot sample collection method used in determining the presence or absence of an infectious disease in a population of rodents.  On September 21, 2015, the Company timely filed a motion to dismiss the complaint on the grounds that all of the claims are directed to unpatentable subject matter and therefore are invalid.  On October, 7, 2015, IDEXX filed an amended complaint which substantially asserts the same patents and infringement allegations as asserted in the original complaint, and on October 26, 2015, the Company timely filed a motion to dismiss this amended complaint.  While no prediction may be made as to the outcome of litigation, we intend to defend against this proceeding vigorously and therefore an estimate of the possible loss or range of loss cannot be made.
Lease Commitments
During the nine months ended September 26, 2015, the Company assumed or entered into new lease agreements or exercised options to extend the lease terms for certain existing leases. As a result, the Company’s lease obligations through August 2024 increased by $17.9 million.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SEGMENT INFORMATION
The Company reports its financial performance in three segments: Research Models and Services, Discovery and Safety Assessment, and Manufacturing Support.
The following table presents revenue and other financial information by reportable segment:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(in thousands)
Research Models and Services
Revenue	$118,451	$124,021	$358,506	$389,636
Gross margin	47,841	45,295	143,352	149,392
Operating income	31,494	28,056	93,800	97,734
Depreciation and amortization	5,319	7,277	16,712	20,277
Capital expenditures	3,022	4,110	12,111	11,528
Discovery and Safety Assessment
Revenue	$158,272	$140,862	$451,659	$388,614
Gross margin	53,721	39,968	146,660	105,084
Operating income	33,191	19,329	84,856	48,840
Depreciation and amortization	11,509	13,340	35,060	33,867
Capital expenditures	4,277	3,436	13,756	11,330
Manufacturing Support
Revenue	$72,742	$62,684	$199,287	$189,864
Gross margin	36,513	33,005	100,506	98,239
Operating income	18,424	19,220	55,653	58,091
Depreciation and amortization	5,139	3,513	12,034	10,625
Capital expenditures	2,139	1,463	5,475	5,444
For the three months ended September 26, 2015, reconciliations of segment operating income, depreciation and amortization, and capital expenditures to the respective consolidated amounts are as follows:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(in thousands)
Total reportable segments	$83,109	$66,605	$21,967	$24,130	$9,438	$9,009
Unallocated corporate	(27,669)	(20,433)	1,847	1,938	1,014	393
Total consolidated	$55,440	$46,172	$23,814	$26,068	$10,452	$9,402
For the nine months ended September 26, 2015, reconciliations of segment operating income, depreciation and amortization, and capital expenditures to the respective consolidated amounts are as follows:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(in thousands)
Total reportable segments	$234,309	$204,665	$63,806	$64,769	$31,342	$28,302
Unallocated corporate	(80,129)	(67,762)	5,524	5,666	3,666	1,605
Total consolidated	$154,180	$136,903	$69,330	$70,435	$35,008	$29,907

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue for each significant product or service area is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(in thousands)
Research models and services	$118,451	$124,021	$358,506	$389,636
Discovery and safety assessment	158,272	140,862	451,659	388,614
Microbial Solutions	39,110	31,834	105,589	97,879
Other manufacturing support	33,632	30,850	93,698	91,985
Manufacturing support	72,742	62,684	199,287	189,864
Total revenue	$349,465	$327,567	$1,009,452	$968,114
A summary of unallocated corporate overhead consists of the following:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(in thousands)
Stock-based compensation expense	$6,802	$4,918	$19,501	$13,525
Salary, bonus and fringe	6,821	5,892	24,751	23,597
Consulting, audit and professional services	4,280	3,053	11,051	8,721
IT related expenses	2,618	1,767	6,167	4,667
Depreciation expense	1,847	1,954	5,524	5,666
Acquisition related adjustments	3,478	580	7,072	5,256
Other general unallocated corporate expenses	1,823	2,269	6,063	6,330
Total unallocated corporate overhead costs	$27,669	$20,433	$80,129	$67,762
Other general unallocated corporate expenses consist of various departmental costs including those associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.
The total assets of the Manufacturing segment increased by $300.5 million since December 27, 2014, due primarily to the acquisitions of Sunrise and Celsis. Refer to Note 2, “Business Acquisitions.”

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes of this quarterly report on Form 10-Q and our audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014. The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2014. Certain percentage changes from period over period may not recalculate due to rounding.
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
We report our financial performance in three segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA) and Manufacturing Support (Manufacturing). Our RMS segment includes the Research Models and Research Model Services businesses. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes three business units: Genetically Engineered Models and Services, which performs contract breeding and other services associated with genetically engineered models; Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models; and Insourcing Solutions (IS), which provides colony management of our clients’ research operations (including recruitment, training, staffing and management services). Our DSA segment includes services required to take a drug through the early development process including discovery services, which are non-regulated services to assist clients with the identification, screening and selection of a lead compound for drug development, and regulated and non-regulated safety assessment services. Our Manufacturing segment includes Microbial Solutions (formerly Endotoxin and Microbial Detection or EMD), which includes in vitro (non-animal) lot-release testing products and microbial detection and species identification services, as well as Biologics Testing Services (Biologics), which performs specialized testing of biologics, and Avian Vaccine Services (Avian), which supplies specific-pathogen-free fertile chicken eggs and chickens.
Results of Operations
Three Months Ended September 26, 2015 Compared to the Three Months Ended September 27, 2014
Revenue

	Three Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change	Impact of FX
	(in millions, except percentages)
Research models and services	$118.5	$124.0	$(5.5)	(4.5)%	(6.5)%
Discovery and safety assessment	158.3	140.9	$17.4	12.4%	(3.8)%
Manufacturing support	72.7	62.7	$10.0	16.0%	(7.7)%
Total revenue	$349.5	$327.6	$21.9	6.7%	(5.5)%
Revenue for the three months ended September 26, 2015 increased $21.9 million, or 6.7%, compared to the corresponding period in 2014. The negative effect of changes in foreign currency exchange rates decreased revenue by $18.2 million, or 5.5%, when compared to the prior period.
RMS revenue decreased by $5.5 million due primarily to the negative effect of changes in foreign currency exchange rates. Excluding the impact of foreign exchange rates, RMS revenue increased due to higher research models revenue in North America, China, and Europe; partially offset by lower research models revenue in Japan, while the research model services revenue remained relatively unchanged.

DSA revenue increased $17.4 million due primarily to higher revenue in the Safety Assessment business, as a result of increased study volume and pricing, as well as market share gains; higher revenue for the Discovery Services business, primarily as a result of the ChanTest acquisition; partially offset by the negative effect of changes in foreign currency exchange rates.
Manufacturing revenue increased $10.0 million, driven by the acquisitions of Celsis and Sunrise, as well as higher revenue in the legacy Microbial Solutions and Biologics businesses; partially offset by the negative effect of changes in foreign currency exchange rates.
Cost of Products Sold and Services Provided

	Three Months Ended
	September 26, 2015	September 27, 2014	$ change	% change
	(in millions, except percentages)
Research models and services	$70.6	$78.7	$(8.1)	(10.3)%
Discovery and safety assessment	104.6	100.9	3.7	3.6%
Manufacturing support	36.2	29.7	6.5	22.1%
Total cost of products sold and services provided	$211.4	$209.3	$2.1	1.0%
Cost of products sold and services provided (costs) for the three months ended September 26, 2015 increased $2.1 million, or 1.0%, compared to the corresponding period in 2014. Costs as a percentage of revenue for the three months ended September 26, 2015 were 60.5%, a decrease of 3.4%, from 63.9% for the corresponding period in 2014.
RMS costs decreased $8.1 million due primarily to the favorable effect of changes in foreign currency exchange rates, cost savings achieved as a result of our efficiency initiatives, and reduced restructuring costs. RMS costs as a percentage of revenue for the three months ended September 26, 2015 were 59.6%, a decrease of 3.9%, from 63.5% for the corresponding period in 2014.
DSA costs increased $3.7 million due primarily to an increase in Safety Assessment costs resulting from the growth of the business, partially offset by the favorable effect of changes in foreign currency exchanges rates. Discovery Services costs decreased slightly, as higher costs, primarily as a result of the acquisition of ChanTest, were offset by the favorable effect of changes in foreign currency exchanges rates. DSA costs as a percentage of revenue for the three months ended September 26, 2015 were 66.1%, a decrease of 5.5%, from 71.6% for the corresponding period in 2014.
Manufacturing costs increased $6.5 million from the corresponding period in 2014, due primarily to the Celsis and Sunrise acquisitions, partially offset by the favorable effect of changes in foreign currency exchange rates. Manufacturing costs as a percentage of revenue for the three months ended September 26, 2015 were 49.8%, an increase of 2.4%, from 47.4% for the corresponding period in 2014.
Selling, General and Administrative Expenses

	Three Months Ended
	September 26, 2015	September 27, 2014	$ change	% change
	(in millions, except percentages)
Research models and services	$15.6	$16.7	$(1.1)	(7.1)%
Discovery and safety assessment	17.1	14.9	2.2	15.3%
Manufacturing support	15.9	12.5	3.4	27.6%
Unallocated corporate	27.6	20.4	7.2	35.4%
Total selling, general and administrative	$76.2	$64.5	$11.7	18.2%
Selling, general and administrative expenses (SG&A) for three months ended September 26, 2015 increased $11.7 million, or 18.2%, compared to the corresponding period in 2014. SG&A as a percentage of revenue for the three months ended September 26, 2015 was 21.8%, an increase of 2.1% from 19.7% for the corresponding period in 2014.

The decrease in RMS SG&A of $1.1 million was related to a decrease of $0.3 million in external consulting and other service expenses; a decrease of $0.2 million in compensation, benefits and other employee-related expenses; a decrease of $0.2 million of operating costs, including information technology infrastructure and facility expenses; a decrease of $0.2 million in bad debt expense and a decrease of $0.5 million in other expenses, partially offset by an increase of $0.3 million in severance expense. RMS SG&A as a percentage of revenue for the three months ended September 26, 2015 was 13.2%, a decrease of 0.3% from 13.5% for the corresponding period in 2014.
The increase in DSA SG&A of $2.2 million was related to an increase of $1.3 million of compensation, benefits and other employee-related expenses; an increase of $0.8 million in bad debt expense; an increase of $0.5 million in operating costs, including information technology infrastructure and facility expenses; an increase of $0.2 million in external consulting and other service expenses; partially offset by a decrease of $0.6 million in other expenses. DSA SG&A as a percentage of revenue for the three months ended September 26, 2015 was 10.8%, an increase of 0.2% from 10.6% for the corresponding period in 2014.
The increase in Manufacturing SG&A of $3.4 million was related to an increase of $1.1 million in compensation, benefits and other employee-related expenses; an increase of $0.9 million in severance expense; an increase of $0.4 million in operating costs, including information technology infrastructure and facility expenses; an increase of $0.5 million in costs associated with the evaluation and integration of acquisitions; an increase of $0.2 million in external consulting and other service expenses; and an increase of $0.8 million in other expenses; partially offset by a decrease of $0.5 million in bad debt expense. Manufacturing SG&A as a percentage of revenue for the three months ended September 26, 2015 was 21.8%, an increase of 1.9% from 19.9% for the corresponding period in 2014.
The increase in corporate SG&A of $7.2 million was related to an increase of $3.9 million in costs associated with the evaluation and integration of acquisitions; an increase of $1.9 million in stock-based compensation, primarily related to our annual stock-based grants made in March 2015, which include a new retirement vesting provision; an increase of $1.2 million in external consulting and other service expenses; an increase of $0.9 million in compensation, benefits and other employee-related expenses; and an increase of $0.9 million in information technology related expenses; partially offset by a decrease of $1.0 million in contingent consideration related to business acquisitions; and a decrease of $0.6 million in other expenses.
Amortization of Intangible Assets Amortization of intangibles for the three months ended September 26, 2015 was $6.4 million, a decrease of $1.2 million, or 15.9%, from $7.6 million for the corresponding period in 2014, due primarily to certain intangibles acquired in connection with the Argenta and BioFocus acquisition becoming fully amortized and the effect of changes in foreign currency exchange rates, partially offset by an increase due to new acquisitions, primarily ChanTest and Celsis.
Interest Income Interest income, which represents earnings on held cash, cash equivalents, and time deposits, was $0.2 million for the three months ended September 26, 2015, a decrease of $0.2 million, or 52.9%, compared to $0.4 million for the corresponding period in 2014.
Interest Expense Interest expense for the three months ended September 26, 2015 was $3.9 million, an increase of $0.9 million, or 28.5%, compared to $3.0 million for the corresponding period in 2014. The increase was due primarily to higher average balance outstanding under our $1.3B Credit Facility and additional interest expense related to new capital leases.
Other Income (Expense), Net Other income (expense), net, was a net other income of $1.4 million for the three months ended September 26, 2015, an increase of $1.1 million, or 319.9%, compared to a net other income of $0.3 million for the corresponding period in 2014. The increase in other income (expense), net, was driven by an increase of $4.0 million in income on our investments in limited partnerships accounted for under the equity method. The increase was partially offset by a non-cash gain of $2.1 million related to assets assumed at our Frederick, Maryland, facility following the termination of a customer contract, which was recorded during the three months ended September 27, 2014; and other activity of $0.8 million.
Income Taxes Income tax expense for the three months ended September 26, 2015 was $15.3 million, an increase of $3.7 million compared to $11.6 million for the corresponding period in 2014. Our effective tax rate was 28.7% for the three months ended September 26, 2015, compared to 26.4% for the corresponding period in 2014. The increase was primarily attributable to the amount and mix of earnings, a discrete tax cost of $1.4 million related to nondeductible transaction costs incurred in 2015 for the acquisition of Celsis, offset by a $0.9 million release of an uncertain tax position resulting from an ability to offset tax on a capital gain from an investment in a limited partnership.

Nine Months Ended September 26, 2015 Compared to the Nine Months Ended September 27, 2014
Revenue

	Nine Months Ended
	September 26, 2015	September 27, 2014	$ Change	% Change	Impact of FX
	(in millions, except percentages)
Research models and services	$358.5	$389.6	$(31.1)	(8.0)%	(6.9)%
Discovery and safety assessment	451.7	388.6	$63.1	16.2%	(3.7)%
Manufacturing support	199.3	189.9	$9.4	5.0%	(8.0)%
Total revenue	$1,009.5	$968.1	$41.4	4.3%	(5.8)%
Revenue for the nine months ended September 26, 2015 increased $41.4 million, or 4.3%, compared with the corresponding period in 2014. The negative effect of changes in foreign currency exchange rates decreased revenue by $56.3 million, or 5.8%, when compared to the prior period.
RMS revenue decreased by $31.1 million due primarily to the negative effect of changes in foreign currency exchange rates. Excluding the impact of foreign exchange rates, RMS revenue increased due to higher research models revenue in North America, China, and Europe; partially offset by lower research models revenue in Japan and a decrease in research model services revenue.
DSA revenue increased $63.1 million due primarily to higher revenue in the Safety Assessment business, as a result of increased study volume and pricing, as well as market share gains; higher revenue for the Discovery Services business, primarily as a result of the Argenta, BioFocus and ChanTest acquisitions; partially offset by the negative effect of changes in foreign currency exchange rates.
Manufacturing revenue increased $9.4 million, as higher revenue for Microbial Solutions and Avian, which include the Celsis and Sunrise acquisitions, respectively, was partially offset by the negative effect of changes in foreign currency exchange rates.
Cost of Products Sold and Services Provided

	Nine Months Ended
	September 26, 2015	September 27, 2014	$ change	% change
	(in millions, except percentages)
Research models and services	$215.1	$240.2	$(25.1)	(10.4)%
Discovery and safety assessment	305.0	283.6	21.4	7.6%
Manufacturing support	98.8	91.6	7.2	7.8%
Total cost of products sold and services provided	$618.9	$615.4	$3.5	0.6%
Costs for the nine months ended September 26, 2015 increased $3.5 million, or 0.6%, compared to the corresponding period in 2014. Costs as a percentage of revenue for the nine months ended September 26, 2015 were 61.3%, a decrease of 2.3%, from 63.6% for the corresponding period in 2014.
RMS costs decreased $25.1 million due primarily to favorable foreign currency exchange rates, cost savings achieved as a result of our efficiency initiatives, and reduced restructuring costs. RMS costs as a percentage of revenue for the nine months ended September 26, 2015 were 60.0%, a decrease of 1.7%, from 61.7% for the corresponding period in 2014.
DSA costs increased $21.4 million due primarily to an increase in Discovery Services costs, which included a higher cost base due to the acquisitions of Argenta, BioFocus and ChanTest, partially offset by the favorable effect of changes in foreign currency exchange rates. Safety Assessment costs increased as higher costs resulting from the growth of the business were partially offset by the favorable effect of changes in foreign currency exchanges rates. DSA costs as a percentage of revenue for the nine months ended September 26, 2015 were 67.5%, a decrease of 5.5%, from 73.0% for the corresponding period in 2014.
Manufacturing costs increased $7.2 million from the corresponding period in 2014 due primarily to the Celsis and Sunrise acquisitions, partially offset by the favorable effect of changes in foreign currency exchange rates. Manufacturing costs as a percentage of revenue for the nine months ended September 26, 2015 were 49.6%, an increase of 1.4%, from 48.2% for the corresponding period in 2014.

Selling, General and Administrative Expenses

	Nine Months Ended
	September 26, 2015	September 27, 2014	$ change	% change
	(in millions, except percentages)
Research models and services	$47.3	$49.7	$(2.4)	(4.8)%
Discovery and safety assessment	51.2	43.4	7.8	17.4%
Manufacturing support	40.4	36.1	4.3	12.2%
Unallocated corporate	80.1	67.8	12.3	18.3%
Total selling, general and administrative	$219.0	$197.0	$22.0	11.1%
SG&A for the nine months ended September 26, 2015 increased $22.0 million, or 11.1%, compared to the corresponding period in 2014. SG&A as a percentage of revenue for the nine months ended September 26, 2015 was 21.7%, an increase of 1.4% from 20.3% for the corresponding period in 2014.
The decrease in RMS SG&A of $2.4 million was related to a decrease of $0.9 million in compensation, benefits and other employee-related expenses; a decrease of $0.4 million in operating costs, including information technology infrastructure and facility expenses; a decrease of $0.4 million in external consulting and other service expenses; a decrease of $0.2 million in severance expense; a decrease of $0.2 million in bad debt expense; and a decrease of $0.3 million in other expenses. RMS SG&A as a percentage of revenue for the nine months ended September 26, 2015 was 13.2%, an increase of 0.4% from 12.8% for the corresponding period in 2014.
The increase in DSA SG&A of $7.8 million was related to an increase of $6.2 million in compensation, benefits and other employee-related expenses; an increase of $1.2 million in external consulting and other service expenses; and an increase of $1.1 million in bad debt expense, partially offset by a decrease of $0.3 million in severance expense and $0.4 million in other expenses. DSA SG&A as a percentage of revenue for the nine months ended September 26, 2015 was 11.3%, an increase of 0.1% from 11.2% for the corresponding period in 2014.
The increase in Manufacturing SG&A of $4.3 million was related to an increase of $1.2 million in compensation, benefits and other employee-related expenses; an increase of $1.2 million in severance expense; an increase of $0.5 million in operating costs, including information technology infrastructure and facility expenses; an increase of $0.5 million in costs associated with the evaluation and integration of acquisitions; an increase of $0.4 million in stock-based compensation; and an increase of $1.1 million in other expenses; partially offset by a decrease of $0.6 million in bad debt expense. Manufacturing SG&A as a percentage of revenue for the nine months ended September 26, 2015 was 20.3%, an increase of 1.3% from 19.0% for the corresponding period in 2014.
The increase in corporate SG&A of $12.3 million was related to an increase of $6.0 million in stock-based compensation, primarily related to our annual stock-based grants made in March 2015, which include a new retirement vesting provision and the modification of certain stock-based awards; an increase of $3.4 million in costs associated with the evaluation and integration of acquisitions and compensation costs related to business acquisitions; an increase of $2.3 million in external consulting and other service expenses; an increase of $1.5 million in information technology related expenses; and an increase of $1.2 million in compensation, benefits and other employee-related expenses; partially offset by a decrease of $1.6 million in contingent consideration related to business acquisitions; and a decrease of $0.5 million in other expenses.
Amortization of Intangible Assets Amortization of intangibles for the nine months ended September 26, 2015 was $17.4 million, a decrease of $1.4 million, or 7.6%, from $18.8 million for the nine months ended September 27, 2014, due primarily to certain intangibles acquired in connection with several Discovery Services and Safety Assessment businesses becoming fully amortized and the effect of changes in foreign currency exchange rates, partially offset by an increase due to new acquisitions, primarily ChanTest and Celsis.
Interest Income Interest income, which represents earnings on held cash, cash equivalents, and time deposits, was $0.8 million for both nine months ended September 26, 2015 and September 27, 2014.
Interest Expense Interest expense for the nine months ended September 26, 2015 was $11.3 million, an increase of $2.1 million, or 22.7%, compared to $9.2 million in the nine months ended September 27, 2014. The increase was due primarily to the write-off of a portion of debt issuance costs in connection with the modification of our $970M Credit Facility and interest expense related to new capital leases.

Other Income (Expense), Net Other income (expense), net, was a net other income of $1.7 million for the nine months ended September 26, 2015, a decrease of $7.2 million, or 80.3%, compared to a net other income of $8.9 million for the corresponding period in 2014. The decrease in other income (expense), net was driven by a decrease of $10.4 million due to a reversal of the indemnification asset associated with a pre-acquisition tax position and corresponding unrecognized tax benefit; a decrease of $3.8 million in income from our investments in limited partnerships accounted for under the equity method; a non-cash gain of $2.1 million related to assets assumed at our Frederick, Maryland, facility following the termination of a customer contract, which was recorded during the three months ended September 27, 2014; and other activity of $0.8 million; partially offset by a bargain purchase gain of $9.9 million associated with the acquisition of Sunrise.
Income Taxes Income tax expense for the nine months ended September 26, 2015 was $26.7 million, a decrease of $9.3 million compared to $36.0 million for the nine months ended September 27, 2014. Our effective tax rate was 18.3% for the nine months ended September 26, 2015, compared to 26.2% for the corresponding period in 2014. The decrease was primarily attributable to a reduction in unrecognized tax benefits and related interest of $10.4 million due to the expiration of the statute of limitations associated with pre-acquisition tax positions on forgiveness of debt, an additional $2.7 million release of an uncertain tax position resulting from an ability to offset tax on a capital gain from an investment in a limited partnership, and a non-taxable bargain purchase gain of $9.9 million associated with the acquisition of Sunrise, offset by a discrete tax cost of $1.4 million related to nondeductible transaction costs incurred in 2015 for the acquisition of Celsis, and the amount and mix of earnings.
Liquidity and Capital Resources
We currently require cash to fund our working capital needs, pension obligations, capital expansion, acquisitions, and to pay our debt obligations. Our principal sources of liquidity have been our cash flows from operations, supplemented by long-term borrowings. Based on our current business plan, we believe that our existing funds, when combined with cash generated from operations and our access to financing resources, are sufficient to fund our operations for the foreseeable future.
The following table presents our cash and cash equivalents and investments held in the U.S. and by foreign subsidiaries:

	September 26, 2015	December 27, 2014
	(in millions)
Cash and cash equivalents:
Held in the U.S.	$1.6	$10.0
Held outside the US	72.4	150.0
Total cash and cash equivalents	$74.0	$160.0
Investments held in the U.S	4.6	2.8
Investments held outside the U.S.	13.4	13.4
Total cash and cash equivalents and investments	$92.0	$176.2
Borrowings
In April, 2015, we amended and restated our $970M Credit Facility creating a $1.3 billion facility ($1.3B Credit Facility) that provides for a $400.0 million term loan facility and a $900.0 million multi-currency revolving facility. The term loan facility matures in 20 quarterly installments with the last installment due April 22, 2020. The revolving facility matures on April 22, 2020 and requires no scheduled payment before that date. The interest rates applicable to term loans and revolving loans under our credit agreement are, at our option, equal to either the alternate base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50% or (3) the one-month adjusted LIBOR rate plus 1%) or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio.
Amounts outstanding under the $1.3B Credit Facility were as follows:

	September 26, 2015	December 27, 2014
	(in millions)
Term loans	$395.0	$378.0
Revolving credit facility	429.9	375.5
Total	$824.9	$753.5

Repurchases of Common Stock
In July 2010, our Board of Directors authorized a $500.0 million stock repurchase program, and subsequently approved increases for an aggregate authorization of $1,150.0 million. During the nine months ended September 26, 2015, we repurchased approximately 1.5 million shares at a cost of $108.8 million. At September 26, 2015, we had $69.7 million remaining on the authorized stock repurchase program. Our 2007 Incentive Plan permits the netting of common stock upon vesting of restricted stock and restricted stock units in order to satisfy individual minimum statutory tax withholding requirements. During the nine months ended September 26, 2015, we acquired approximately 0.1 shares for $8.7 million.
Cash Flows
The following table presents our net cash provided by operating activities:

	Nine Months Ended
	September 26, 2015	September 27, 2014
	(in millions)
Income from continuing operations	$118.8	$101.4
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities	85.0	87.1
Changes in assets and liabilities	(17.9)	(36.2)
Net cash provided by operating activities	$185.9	$152.3
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our income from continuing operations for (1) non-cash operating items such as depreciation and amortization, stock-based compensation and gains (losses) on investments in limited partnerships and gains on bargain purchases as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For the nine months ended September 26, 2015, compared to the nine months ended September 27, 2014, the increase in cash provided by operating activities is primarily driven higher income from continuing operations and non-cash adjustments, primarily depreciation and amortization as well as stock-based compensation. Our days sales outstanding, which includes deferred revenue as an offset to accounts receivable in the calculation, was 56 days as of September 26, 2015, compared to 52 days as of December 27, 2014.
The following table presents our net cash used in investing activities:

	Nine Months Ended
	September 26, 2015	September 27, 2014
	(in millions)
Acquisition of businesses and assets, net of cash acquired	$(212.0)	$(183.2)
Capital expenditures	(35.0)	(29.9)
Investments, net	(1.8)	(2.2)
Other, net	(0.2)	(1.9)
Net cash used in investing activities	$(249.0)	$(217.2)

The primary use of cash in investing activities in the nine months ended September 26, 2015 and September 27, 2014 was related to our acquisitions of Argenta and BioFocus in 2014 and Sunrise and Celsis in 2015 as well as our capital expenditures.
The following table presents our net cash provided by financing activities:

	Nine Months Ended
	September 26, 2015	September 27, 2014
	(in millions)
Proceeds from long-term debt and revolving credit agreement	$453.8	$247.9
Proceeds from exercises of stock options	36.6	46.7
Payments on long-term debt, capital lease obligation and revolving credit agreement	(391.0)	(132.4)
Purchase of treasury stock	(117.4)	(122.0)
Other, net	6.6	4.1
Net cash provided by (used in) financing activities	$(11.4)	$44.3
For the nine months ended September 26, 2015, cash used by financing activities reflected treasury stock purchases of $117.4 million made primarily pursuant to our authorized stock repurchase program; partially offset by net borrowings of $62.8 million, proceeds from exercises of employee stock options of $36.6 million, and other activity. For the nine months ended September 27, 2014, cash provided by financing activities reflected net debt borrowings of $115.5 million and proceeds from exercises of employee stock options of $46.7 million, partially offset by treasury stock purchases of $122.0 million and other activity.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. We did not adopt any new accounting pronouncements during the nine months ended September 26, 2015 that had a material effect on our condensed consolidated financial statements included in this report.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of September 26, 2015, our debt portfolio was comprised primarily of floating interest rate borrowings. A 100-basis point increase in interest rates would increase our annual pre-tax interest expense by approximately $13.0 million.
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
During the nine months ended September 26, 2015, we utilized foreign exchange contracts, principally to hedge certain balance sheet exposures resulting from currency fluctuations.
Item 4.    Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as of September 26, 2015. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continually are in the process of further reviewing and documenting our disclosure controls and procedures, and our internal control over financial reporting, and accordingly may, from time to time, make changes aimed at enhancing their effectiveness to ensure that our systems evolve with our business.
(b)    Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 26, 2015 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the quarter ended September 26, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
6/28/2015 to 7/25/2015	202,933	$73.70	202,800	$72,680
7/26/2015 to 8/22/2015	39,400	$75.78	39,400	$69,694
8/23/2015 to 9/26/2015	—	$—	—	$69,694
Total:	242,333		242,200
In July 2010, our Board of Directors authorized a $500.0 million stock repurchase program, and subsequently approved increases to the stock repurchase program of $250.0 million in the fiscal year 2010, $250.0 million in the fiscal year 2013 and $150.0 million for the fiscal year 2014 for an aggregate authorization of $1,150.0 million.
At September 26, 2015, we had $69.7 million remaining on the authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock and restricted stock units in order to satisfy individual minimum statutory tax withholding requirements.

Item 6.    Exhibits
(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed herewith.
31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed herewith.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act. Filed herewith.

101
The following materials from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 26, 2015 and September 27, 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 26, 2015 and September 27, 2014, (iii) the Condensed Consolidated Balance Sheets (Unaudited) as of September 26, 2015 and December 27, 2014, (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 26, 2015 and September 27, 2014, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

November 4, 2015	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

November 4, 2015	/s/ DAVID R. SMITH
David R. Smith Corporate Executive Vice President and Chief Financial Officer