Form 10-K
period 2015-12-26
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2016-02-12
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 26, 2015
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
____________________________________________________________________________
(Registrant’s telephone number, including area code): (781) 222-6000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On June 27, 2015, the aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant was approximately $3,300,699,578. As of January 29, 2016, there were 46,718,000 shares of the Registrant’s common stock outstanding, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders scheduled to be held on May 11, 2016, which will be filed with the Securities and Exchange Commission (SEC) not later than 120 days after December 26, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2016 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR 2015

PART I
Item 1. Business
General
This Annual Report on Form 10-K contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions, indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: goodwill and asset impairments still under review; future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with leading pharmaceutical companies and venture capital limited partnerships, and opportunities for future similar arrangements; our cost structure; the impact of completed and in-process acquisitions (including Argenta, BioFocus, VivoPath, ChanTest, Sunrise, Celsis, Oncotest and WIL Research) and the timing of closing of in-process acquisitions; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including gains and losses attributable to businesses we plan to close, consolidate or divest; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our liquidity. In addition, these statements include the impact of economic and market conditions on us and our clients; the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis.
You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K under the sections entitled “Our Strategy,” “Risk Factors,” "Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our press releases and other financial filings with the SEC. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.
Corporate History
We began operating in 1947 and since then, we have undergone several changes to our business structure. Charles River Laboratories International, Inc. was incorporated in 1994 and in 2000 we completed our initial public offering. Our stock is traded on the New York Stock Exchange under the symbol “CRL” and is included in the Standard & Poor's MidCap 400 and Composite 1500 indices, the Dow Jones U.S. Biotechnology Index, the NYSE Arca Biotechnology Index, the NYSE Composite and Healthcare Sector indices, and many of the Russell indices, among others. We are headquartered in Wilmington, Massachusetts. Our headquarters mailing address is 251 Ballardvale Street, Wilmington, MA, 01887, and the telephone number at that location is (781) 222-6000. Our Internet site is www.criver.com. Material contained on our Internet site is not incorporated by reference into this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Charles River,” “we,” “us” “the Company” or “our” refer to Charles River Laboratories International, Inc. and its subsidiaries.
This Form 10-K, as well as all other reports filed with the SEC, are available free of charge through the Investor Relations section of our Internet site as soon as practicable after we electronically file such material with, or furnish it to, the SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington,

DC 20549. In addition, you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Overview
We are a full service, early-stage contract research organization (CRO). We have built upon our core competency of laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of discovery and safety assessment services, both Good Laboratory Practice (GLP) and non-GLP, which is able to support our clients from target identification through preclinical development. We also provide a suite of products and services to support our clients’ manufacturing activities. Utilizing our broad portfolio of products and services enables our clients to create a more flexible drug development model, which reduces their costs, enhances their productivity and effectiveness and increases speed to market.
Discovery represents the earliest stages of research in the life sciences, directed at the identification, screening and selection of a lead molecule for future drug development. Discovery activities typically extend anywhere from 4-6 years in conventional pharmaceutical research and development timelines.
Development activities, which follow, and which can take up to 7-10 years, are directed at demonstrating the safety, tolerability and clinical efficacy of the selected drug candidates. During the preclinical stage of the development process, a drug candidate is tested in vitro (non-animal, typically on a cellular or sub-cellular level in a test tube or multi-well petri plate) and in vivo (in research models) to support planned or on-going human trials.
The development of new drugs requires the steadily increasing investment of time and money. Various studies and reports estimate that it takes between 10-15 years, up to $2.0 billion, and exploration of between 5,000 and 10,000 drug molecules to produce a single Food and Drug Administration (FDA)-approved drug. We are positioned to leverage our leading portfolio in early-stage drug research in an efficient and cost-effective way to aid our clients in bringing their drugs to market faster. Our clients reduce their costs, increase their speed and improve their productivity and effectiveness in early-stage discovery and development by using our broad portfolio of products and services.
For nearly 70 years, we have been in the business of providing the research models required in research and development of new drugs, devices and therapies. Over this time, we have built upon our core competency of in vivo biology to develop a diverse and expanding portfolio of products and services, which now encompasses the broader early-stage drug research process. Our client base includes global pharmaceutical companies, biotechnology companies, government agencies and hospitals and academic institutions around the world. We currently operate 64 facilities in 18 countries worldwide, which numbers exclude our Insourcing Solutions (IS) sites. Our products and services, supported by our global infrastructure and deep scientific expertise, enable our clients to overcome many of the challenges of early-stage life sciences research. In 2015, our total revenue was $1.4 billion and our operating income from continuing operations, before income taxes, was $195.4 million.
We have three reporting segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Support (Manufacturing).
Through our RMS segment, we have been supplying research models to the drug development industry since 1947. With over 150 different strains, we continue to maintain our position as the global leader in the production and sale of the most widely used rodent research model strains, principally genetically and microbiologically defined purpose-bred rats and mice. We also provide a variety of related services that are designed to assist our clients in supporting the use of research models in drug discovery and development. With multiple facilities located on three continents (North America, Europe and Asia), we maintain production centers, including barrier rooms and/or isolator facilities. In 2015, RMS accounted for 34.7% of our total revenue and approximately 3,100 of our employees, including approximately 75 science professionals with advanced degrees.
Our DSA business segment provides services that enable our clients to outsource their innovative drug discovery research, their critical, regulatory-required safety assessment testing and related drug discovery and development activities to us. The demand for these services has historically been driven by the needs of large global pharmaceutical companies that exceeded their internal capacity and by the needs of biotechnology companies and non-profits who traditionally outsourced most of their discovery and development programs. Global pharmaceutical and biotechnology companies choose to outsource their discovery and development activities because outsourcing reduces the significant investment in personnel, facilities and other capital resources necessary to efficiently and effectively conduct required scientific studies.
We are one of the two largest providers of drug discovery and preclinical development services worldwide and offer a comprehensive portfolio of target discovery through safety assessment studies required for regulatory submission. We have extensive expertise in the discovery of small molecule clinical candidates and in the design, execution and reporting of safety assessment studies for both small and large molecules. We currently provide discovery and safety assessment services at multiple facilities located in the United States (U.S.), Canada and Europe. Our DSA segment represented 44.9% of our total revenue in 2015 and employed approximately 3,900 of our employees including approximately 630 science professionals with advanced degrees.
Through our Manufacturing segment, we help ensure the safe production and release of products manufactured by our clients. Our Microbial Solutions (formerly known as Endotoxin and Microbial Detection or EMD) business provides in vitro methods for conventional and rapid quality control testing of sterile and non-sterile biopharmaceuticals and consumer products. Our Avian Vaccine Services business provides specific-pathogen-free (SPF) fertile chicken eggs and chickens used in the manufacture of live viruses. Our Biologics Testing Solutions business provides specialized testing of biologics and devices frequently outsourced by global pharmaceutical and biotechnology companies.
In 2015, Manufacturing accounted for 20.4% of our total revenue from continuing operations and approximately 1,200 of our employees, including approximately 65 science professionals with advanced degrees.
In recent years, we have focused our efforts on unifying our businesses and improving the efficiency of our global operations to enhance our ability to support our key clients. Our key pharmaceutical and biotechnology clients are increasingly seeking full service, “one-stop” global partners to whom they can outsource more of their drug discovery and development efforts. It is estimated that the market for regulated safety assessment services is at least 50% outsourced, while emerging growth areas such as in vivo discovery and certain research model services are currently believed to be less outsourced.
Research Models and Services (RMS). Our RMS segment is comprised of (1) Research Models and (2) Research Model Services.
Research Models. Our Research Models business is comprised of the production and sale of research models.
Research Models. A significant portion of this business is comprised of the commercial production and sale of research models, principally purpose-bred rats and mice for use by researchers. We provide our rodent models to numerous clients around the world, including most pharmaceutical companies, a broad range of biotechnology companies and many government agencies, hospitals and academic institutions. We have a global footprint with production facilities strategically located in eight countries, in close proximity to our clients. Our research models include standard stocks and strains and disease models such as those with compromised immune systems, which are in demand as early-stage research tools. The FDA and foreign regulatory bodies typically require that the safety and efficacy of new drug candidates be tested on research models like ours prior to testing in humans. As a result, our research models are an essential part of the drug discovery and development process.
Our rodent species have been, and continue to be, some of the most extensively used research models in the world, largely as a result of our continuous commitment to innovation and quality. Our research models are bred and maintained in controlled environments, which are designed to ensure that the models are free of specific viral and bacterial agents and other contaminants that can disrupt research operations and distort results. With our production capabilities, we are able to deliver consistently high-quality research models worldwide.
Our research models include:

•	outbred, which are purposefully bred for heterogeneity;

•	inbred, which are bred to be homogeneous;

•	spontaneous mutant, which contain a naturally occurring genetic mutation (such as immune deficiency);

•	hybrid, which are the offspring of two different inbred parents; and

•	other genetically modified research models, such as knock-out models with one or more disabled genes and transgenic models.
Certain of our research models are proprietary, disease-specific rodent models used to find new treatments for diseases such as diabetes, obesity, cardiovascular and kidney disease.
We are also a premier provider of high quality, purpose bred, SPF large research models to the biomedical research community.
Research Model Services. RMS also offers a variety of services designed to support our clients' use of research models in basic research and screening preclinical drug candidates. These services address the need among pharmaceutical and biotechnology companies to outsource the non-core aspects of their drug discovery activities. Our services include those which are related to the maintenance and monitoring of research models, and managing research operations for government entities, academic organizations and commercial clients. We currently have three service offerings in research models services: Genetically Engineered Models and Services, Insourcing Solutions and Research Animal Diagnostic Services.
Genetically Engineered Models and Services (GEMS). We breed and maintain research models purchased or purposefully created by our clients for biomedical research activities. The creation of a genetically engineered model (GEM) is a critical scientific event, but it is only the first step in the discovery process. Productive utilization of GEMs requires significant additional technical expertise in order to properly support basic and early discovery research. We provide breeding expertise and colony development, quarantine, health and genetic testing and monitoring, germplasm cryopreservation, and rederivation including assisted reproduction. Our team of project managers is supported by a technologically advanced system Internet Colony Management (ICM™) that allows for real-time data exchange. We provide these services to clients around the world, including pharmaceutical and biotechnology companies, hospitals, universities and government agencies.
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
Research Animal Diagnostic Services (RADS). We monitor and analyze the health profiles of research models and cell lines used by our clients. We developed this capability internally in order to address the diagnostic needs of our own research model business. We are able to serve as their sole-source testing laboratory, or as an alternative source supporting our clients’ internal laboratory capabilities. We believe we are the reference laboratory of choice for health testing of laboratory research models and an industry leader in the field of animal diagnostics.
Discovery and Safety Assessment (DSA)
We currently offer discovery and safety assessment services, both regulated and non-regulated, in which we include both in vivo and in vitro studies, supporting laboratory services, and strategic preclinical consulting and program management to support product development.
Discovery Services.  We offer a full spectrum of discovery services from identification of a novel druggable target, followed by high-throughput screening and medical chemistry, through delivery of preclinical drug and therapeutic candidates ready for safety assessment. In 2014, we integrated our Early Discovery and In Vivo Discovery businesses into a single business line - Discovery Services - as part of our continued efforts to streamline and enhance the support we can provide for clients’ integrated drug discovery programs. One seamless discovery organization allows us to better engage with clients at the earliest stages of drug discovery and support their complex scientific needs. We support a variety of therapeutic areas including oncology, central nervous system, bone and musculoskeletal, inflammation, metabolic diseases, respiratory and fibrotic diseases, cardiovascular, gastrointestinal, genito-urinary and ophthalmology. We also provide expertise in the growing area of rare and orphan diseases, which are typically diseases of high unmet medical need in smaller patient populations, such as cystic fibrosis and Huntington’s Disease. We believe there are emerging opportunities to assist our clients in a variety of drug discovery applications and platforms from target discovery to candidate selection.
Early Discovery. We are a global leader in integrated drug discovery services, with a predominant focus on in vitro biology capabilities and medicinal chemistry. Our knowledge and expertise allow us to support our clients as they drive their programs forward through design and implementation of clear program plans. Our full suite of service offerings allows us to support our clients at the earliest stages of their research, and to stay with them through the entire early-stage process. Our Early Discovery service capabilities include: target discovery and validation, hit identification, medicinal chemistry and testing how a drug is absorbed, distributed in the body, metabolized and excreted (ADME). We also offer ion channel testing and in vitro cardiac safety assessment services, for both discovery and preclinical purposes. These services extend from the early discovery screening process through to in vitro GLP safety assessment testing.
In Vivo Discovery Services. In Vivo Discovery Services represents the earliest in vivo stages of drug research, directed at the identification, screening and selection of a lead compound for drug development. In vivo activities typically extend anywhere from 4-6 years in conventional pharmaceutical research and development timelines. We offer research and development expertise, capabilities, and services globally to accelerate our clients' drug discovery pipelines from lead generation to candidate selection and on occasion, completing in vivo studies in support of clinical efforts or post-marketing work. We complement clients' capabilities and expertise to improve their decision-making, increase their flexibility, and reduce their internal costs and product development timelines. In addition, we provide in vitro and in vivo assays in support of lead optimization to candidate selection activities. Examples of this include early pharmacokinetic and pharmacodynamic studies and in vitro and in vivo assays to assess mechanism, bioavailability, metabolism, efficacy, and safety pharmacology. Furthermore, our November 2015 acquisition of Oncotest, a Germany-based CRO providing discovery services for oncology, complements our existing business in the United States, Canada, United Kingdom (U.K.) and Finland.
Safety Assessment. We offer a full range of discovery and safety assessment studies required for regulatory submission on a global basis.
Bioanalysis, Pharmacokinetics and Drug Metabolism. In support of preclinical drug safety testing, our clients are required to demonstrate appropriate exposure, stability in the collected sample, kinetics of their drug or compound in circulation, the presence of metabolites, and, with biologics, the presence or absence of anti-drug antibodies. We have scientific depth in the sophisticated bioanalytical techniques required to satisfy these requirements for a number of drug classes. After performing sample analysis in support of preclinical studies, we have the opportunity to capture the benefits of bridging the preclinical bioanalysis with subsequent clinical development. Once the analysis is complete, our scientists evaluate the data to provide information on the pharmacokinetics and/or toxicokinetics of the drug, and complete an evaluation of the distribution of the drug or metabolites. Pharmacokinetics refers to understanding what the body does to a drug or compound once administered, including the process by which the drug is absorbed, distributed in the body, metabolized and excreted (ADME); toxicokinetics refers to the same understanding as applied at higher doses that may result in adverse effects. These studies are required for the full preclinical assessment of the disposition of the drug and the results are used in the final preclinical safety evaluation of the compound.
In support of preclinical drug safety testing, our clients are required to demonstrate that the compound does not have the potential to prolong the cardiac QT interval. We have the assays and can perform the screening for this demonstration that is required for an investigational new drug submission.
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
Our toxicology services feature:

•
a broad offering of in vitro and in vivo capabilities and study types designed to identify possible safety risks for potential therapeutics as they transition from discovery into regulated drug development toxicology and human clinical testing;

•
all the standard in vitro and in vivo studies in support of general toxicology (acute, sub-acute and chronic studies), genetic toxicology, safety pharmacology and carcinogenicity bioassays that are required for regulatory submissions supporting “first-in-human” to “first-to-the-market” strategies;

•
expertise in standard and specialty routes of administration (e.g., infusion, intravitreal, intrathecal, and inhalation) that are important not only for the testing of potential pharmaceuticals and biopharmaceuticals, but also for the safety testing of medical devices, industrial chemicals, food additives, agrochemicals, biocides, nutraceuticals, animal health products and other materials;

•	expertise in the conduct and assessment of reproductive and developmental toxicology studies (in support of larger-scale and later-stage human clinical trials);

•	services in important specialty areas such as ocular, bone, juvenile/neonatal, immune-toxicology, photobiology and dermal testing;

•	expertise in all major therapeutic areas;

•	study design and strategic advice to our clients based on our wealth of experience and scientific expertise in support of drug development; and

•
a strong history of assisting our clients in achieving their regulatory and/or internal milestones for the safety testing of numerous therapy types including stem cells, vaccines, proteins, antibodies, drug conjugates, oligonucleotide biotherapeutics, small molecules and medical devices.

Our safety assessment facilities comply with GLP to the extent required by the FDA, as well as other international regulatory bodies. Furthermore, our early-stage discovery work, which is not subject to GLP standards, is typically carried out under a quality management system such as ISO 9100 or similarly constructed internally developed quality systems. Our facilities are regularly inspected by U.S. and other regulatory compliance monitoring authorities, our clients' quality assurance departments and our own internal quality assessment program.
Pathology Services. The ability to identify and characterize clinical and anatomic pathologic changes is critical in determining the safety and efficacy of potential new therapeutics. Key “go/no-go” decisions regarding continued product development are typically dependent on the identification, characterization and evaluation of fluid, tissue and cellular changes that our experts identify and interpret for our clients. We employ a large number of highly trained veterinary anatomic and clinical pathologists and other scientists who use state-of-the-art techniques to identify potential test article-related changes within tissues, fluids and cells. In addition to all standard anatomic and clinical pathology techniques, we provide specialized evaluations such as cytology, platelet function, assay development, immunohistochemistry, in situ hybridization and electron microscopy services.
Manufacturing Support (Manufacturing)
Microbial Solutions (formerly known as Endotoxin and Microbial Detection). Our Microbial Solutions business provides in vitro methods for conventional and rapid quality control testing of sterile and non-sterile biopharmaceutical and consumer products. Our legacy business provided lot release testing of medical devices and injectable drugs for endotoxin contamination. With our acquisition of Celsis in July 2015, we now provide rapid microbial detection systems for quality control testing in the pharmaceutical, biopharmaceutical and consumer products industries. Our Accugenix business provides state-of-the-art microbial identification and genetic sequencing services for manufacturing in the biopharmaceutical, medical device, nutraceutical and consumer care industries.
Endotoxin testing is an in vitro process which uses a processed extract from the blood of the horseshoe crab, known as limulus amebocyte lysate (LAL). The LAL test is the first and most successful FDA-validated alternative to an in vivo test to date. The extraction of blood does not harm the crabs, which are subsequently returned to their natural ocean environment. Our Microbial Solutions business produces and distributes a comprehensive portfolio of endotoxin testing, microbial detection and identification kits, reagents, software, accessories, instruments and associated microbial quality control laboratory services to a broad range of companies manufacturing and releasing products from the pharmaceutical, biotechnology, consumer products and dairy industries worldwide. We are a market leader in endotoxin testing products and services, which are used for FDA-required quality control testing of injectable drugs and medical devices, their components and the processes by which they are manufactured.
The growth in our Microbial Solutions business is driven by our FDA approved line of next-generation endotoxin testing products. This line is based on the Endosafe Portable Testing System (Endosafe®-PTS™) technology, which allows rapid endotoxin testing in the central laboratory or manufacturing environment. In recent years, we expanded the PTS product portfolio to include a multiple sample testing system known as the Endosafe®-MCS™ (multi-cartridge system) to satisfy the demand of our clients who require higher sample throughput. We anticipate our clients' demand for rapid testing methods will continue to increase as they respond to the FDA's Process Analytical Technology (PAT) Initiative as well as move to faster, simpler testing methods for their technicians. In 2013, we launched the first fully automated robotic system developed specifically for high-volume endotoxin testing: Endosafe®-Nexus™. We expect to see expanded use of this rapid endotoxin testing technology in non-traditional areas such as renal dialysis, nuclear and compounding pharmacies and cellular therapy.
Celsis’ systems are principally used for product-release testing to help ensure the safe manufacture of pharmaceutical, biopharmaceutical and consumer products. The addition of Celsis, with its Advance II™, Accel™ and Innovate™ systems for non-sterile applications, complements our PTS-Micro™, a rapid bacterial (bioburden) detection system for sterile biopharmaceutical applications. We expect our comprehensive portfolio to drive increased adoption of our quality control testing solutions across both sterile and non-sterile applications.
Our Accugenix subsidiary is the premier global provider of current Good Manufacturing Practice (cGMP) compliant contract microbial identification and genetic sequencing testing. Accugenix is an acknowledged industry leader in species-level identification and strain typing of bacteria and fungi that are recovered from manufacturing facilities. Utilizing state-of-the-art and proprietary in vitro technologies, coupled with scientific expertise and analysis, Accugenix excels in providing accurate, timely and cost-effective microbial identification services required to meet internal quality standards and government regulations.
Biologics Testing Solutions. We perform specialized testing of biologics frequently outsourced by global pharmaceutical and biotechnology companies. Our laboratories in the U.S., Germany, Scotland and Ireland provide timely and compliant molecular biology, virology, bioanalysis, immunochemistry, microbiology and related services. We confirm that biological processes and the drug candidates and drugs produced are consistent, correctly defined, stable and essentially contaminant free. This testing is required by the FDA and other international regulatory authorities for our clients to obtain new drug approvals, to maintain government licensed manufacturing facilities and to release approved therapeutic products for patient treatment.
Our manufacturing services group grows and stores well-characterized early-stage client cell lines for later development or manufacture of therapeutic proteins and vaccines for clinical trials. We further design and provide viral clearance projects for Phase I, II and III studies in our German and U.S. facilities.
Avian Vaccine Services. We are the global leader for the supply of SPF fertile chicken eggs and chickens. SPF chicken embryos are used by animal health companies as self-contained “bioreactors” for the manufacture of live viruses. These viruses are used as a raw material primarily in poultry as well as human and veterinary vaccine applications. The production of SPF eggs is performed under biosecure conditions, similar in many ways to our research model production. We have a worldwide presence, with several SPF egg production facilities in the U.S., contracted production capabilities in Hungary, and franchise operations in India. We also operate a specialized avian laboratory in the U.S., which provides in-house quality control testing of the SPF flocks, offers testing services to vaccine companies and commercial poultry operations, and manufactures poultry diagnostics and bulk antigens for poultry vaccines.
Our Strategy
Our objective is to be the preferred strategic global partner for our clients. Our strategy is to deliver a comprehensive and integrated portfolio of drug discovery and non-clinical development products, services and solutions to support our clients' discovery and early-stage drug research, process development, scale up and manufacturing efforts, and enable them to bring new and improved therapies to market faster and more cost effectively. In addition, we believe we can improve and augment drug discovery and early-stage development effectiveness by coordinating the dialog between large pharmaceutical, biotechnology, academic and non-governmental organizations and venture capitalists. Separately, through our various Manufacturing segment businesses, we aim to be the premier provider of products and services that ensure our clients produce and release their products safely. As these groups increasingly rely and interact with one another in this field, we assist them in working together by developing deeper strategic relationships with each of these constituencies.
We believe we have certain competitive advantages in executing this strategy, as a result of our continuing focus on the following:
Integrated Early-Stage Portfolio. We are the only large, global CRO with a portfolio of products, services and solutions that focuses on drug discovery and early-stage development. We provide research models and associated services, discovery research studies and services, and comprehensive safety assessment studies in both regulated and non-regulated environments. As such, we are able to collaborate with clients from target discovery through candidate selection. When critical decisions are made regarding which therapeutics will progress from discovery to development, we continue to work alongside our clients as the drug candidates move downstream. Our recognized expertise in early-stage drug research and pharmacology provides us with a competitive advantage. We understand our clients' therapies, and the challenges they face during the discovery and development process, including mechanism of action, efficacy, drug metabolism, safety assessment and toxicological testing critical for making “go/no-go” decisions.
Pharmaceutical Manufacturing Support Portfolio. We also offer a portfolio of products, services, and solutions that supports the process development, scale up and quality control efforts of the biopharmaceutical industry. We provide products and services that support the development and release of commercialized biologics products. In particular, we are an industry leader in the areas of microbial detection and microbial identification to support process development and ongoing commercial production. Our portfolio spans a broad range of traditional and rapid methods, which provide the highest testing quality, enhance productivity and reduce cycle time.
Deep Scientific Expertise. We provide a breadth and depth of scientific expertise which may be too costly for our clients to build and/or maintain in-house. We provide essential capabilities, including biomarkers, biologics, medicinal chemistry, in vitro screening, in vivo pharmacology, immunology, pathology, biologics process development testing, microbial detection and identification and other specialty service areas that have high infrastructure costs or are cost-prohibitive for clients to maintain in-house. We continue to expand our portfolio in key therapeutic and pharmacology areas to align with our clients' internal drug discovery and development areas of focus. These areas of disease focus and expertise include oncology, metabolism and obesity, immunology, respiratory, bone and musculoskeletal, diabetes, cardiovascular, infectious disease and central nervous system. In the areas of functional expertise, it includes synthetic and medicinal chemistry, library design, cell line development, in vitro and in vivo assay development screening, preclinical imaging, structural biology, process chemistry, toxicology, veterinary pathology, bioanalysis, scale up and formulation development. We also continue to enhance our small molecule and biologics manufacturing portfolio in areas of greatest industry need, where outsourcing provides major benefits for our clients and where we could provide significant benefits given our unique early development portfolio and global footprint.
Commitment to Animal Welfare. We are committed to being the worldwide leader in the humane care of laboratory animals and implementation of the “3Rs” (Replacement, Reduction and Refinement). As researchers, we are responsible to our clients and the public for the health and well-being of the animals in our care. We work hand-in-hand with the scientific community to understand how living conditions, handling procedures and reduction of stress play an important role in the quality and efficiency of research.
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
Flexible and Customized Environment to Provide the Right Solutions. Each of our clients is different, with unique needs and specific requirements. We understand the importance of flexibility, and leverage the expertise embedded in our integrated early-stage portfolio to provide customized solutions tailored to the specific need or therapeutic area for a particular client. By utilizing our streamlined and efficient facilities, we help clients create a flexible infrastructure in order to improve their workload and staffing requirements. This allows our clients to reduce internal capacity and/or staff. We provide enhanced value to clients who use us as a full-service integrated partner over a longer period of time.
Large, Global Partner. We believe there is a particular advantage in being a full service, high-quality provider of research models and associated services, discovery and preclinical in vivo and in vitro services and manufacturing support on a global scale. Many of our clients, especially large biopharmaceutical companies, have decided to limit the number of suppliers with which they work. Their preference is to partner with large Tier 1 CROs like Charles River, who can offer clients support across the earlier-stage drug research process as a result of broader portfolios and experience in project management. This includes extensive scientific, technical and therapeutic area expertise, real-time access to data through secure portals, a global footprint, and streamlined and simplified processes and communications including professional project and relationship management. We are focused on leveraging our competitive advantages to ensure we are recognized as the premier preferred provider thereby enabling us to build broader and deeper long-term strategic relationships with our clients.
Global biopharmaceutical companies are continuing to make the decision to outsource more significant tranches of their drug discovery, development and manufacturing processes. Over the past few years we have entered into strategic relationships with leading global biopharmaceutical companies and expanded existing preferred provider agreements with other leading global biopharmaceutical companies. For example, in 2015, we extended the term of our collaboration with AstraZeneca for outsourced regulated safety assessment and development drug metabolism and pharmacokinetics until 2020. For some of these partners, we provide a broad suite of our research models and discovery and safety assessment services and for others we provide a customized and select array of discovery and safety assessment services and/or research models. Offering flexibility enables our clients to utilize our products and services to deliver innovative health solutions in a manner which best suits their individual needs.
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
There have been fundamental shifts in the manufacturing needs of our clients. Clients have significantly outsourced their small molecule manufacturing capacity by selling off assets as well as contracting with contract manufacturing organizations (CMOs). There is now a very large, global and highly fragmented CMO industry supporting the industry. Biologic production has been slower to be outsourced, but this is accelerating. Furthermore, the industry is increasing reliance on venture capital funded and mid-tier companies for new small molecule and biologics drugs and they prefer an outsourced CMO model. This will continue to drive further manufacturing outsourcing. Higher standards for quality control testing during process development and ongoing manufacturing will drive enhanced need for CMO testing support services, particularly rapid methods and fast turnaround services, to minimize the impact on manufacturing timelines and costs.
We believe that this changing environment will provide enhanced outsourcing opportunities for us in the future. We remain optimistic that our clients are increasingly receptive to partnering with CROs and CMOs as a means of meeting their discovery and preclinical support needs. We believe that the successful launch of new therapies and outsourcing by the pharmaceutical industry will continue to be positive drivers of demand for our products and services.
We also believe that larger biopharmaceutical companies will increasingly focus on efficiencies and execution. They will continue to reassess what are core differentiators from research and development to commercialization. We expect they will also continue to be conservative in re-building infrastructure and expertise. This should lead to more opportunities for strategic outsourcing as clients choose to utilize external resources rather than invest in internal infrastructure. In the aggregate, we believe that the evolving large biopharmaceutical research and development business model will make our essential products and services even more relevant to our clients, and allow them to leverage our integrated offerings and expertise to drive their research, preclinical development and manufacturing efficiency and cost effectiveness.
We believe it is critical to participate in the strategic partnering process because these relationships are likely to extend for lengthy periods of time - three to five years. Furthermore, both the client and the CRO invest heavily in the initial phases of the relationship to successfully transfer work streams and establish governance processes. Given this investment, clients are less likely to change CROs at the conclusion of the initial relationship. Our goal is to prevail in the majority of these opportunities.
We also believe that our portfolio provides flexible solutions that meet the customized needs for virtual and small biotechnology companies, which have limited or no infrastructure. These clients also value our ability to provide a broad range of services and integrated services where we work hand in hand with our customers to design, plan and manage integrated projects and programs. This includes classically outsourced services, “insourced” services and hybrid offerings blending resources from both our clients and staff. Our clients have utilized this capability, which blends both resources inside and outside their walls.
We maintain an intense focus on initiatives designed to allow us to drive profitable growth and maximize value for shareholders, and better position ourselves to operate successfully in the current and future business environment. As a result, we believe that we are well positioned to exploit both existing and new outsourcing opportunities.
We intend to continue to broaden the scope of the products and services we provide across the drug discovery and early-stage development continuum primarily through internal development, and, as needed, through focused acquisitions and alliances. Acquisitions are an integral part of our growth strategy, but we are committed to a disciplined approach that seeks to target businesses that are a sound strategic fit and that offer the prospect of enhancing shareholder value, typically including the achievement of a hurdle rate for return on invested capital above our weighted cost of capital. For example, in each of 2014 and 2015, we completed significant strategic acquisitions. In 2014, we acquired Argenta and BioFocus, global leaders in integrated drug discovery services with a predominant focus on in vitro capabilities, and ChanTest, a premier provider of ion channel testing. In 2015, we acquired Celsis Group Limited., a leading provider of rapid bacterial detection systems for sterile and non-sterile quality control testing in the biopharmaceutical and consumer products industries.
Our acquisition strategy also takes into account geographic as well as strategic expansion of existing core services. For example, in 2015, we acquired Oncotest, a Germany-based CRO providing discovery services for oncology, which complements our existing In Vivo Discovery businesses in the U.S. and Finland, and Sunrise Farms, a producer of SPF fertile chicken eggs and chickens used in the manufacture of live viruses. In 2013, we acquired Microbial Solutions Singapore and 75% ownership of Vital River, the premier commercial provider of research models and related services in China. And, in 2014 and 2012, we acquired VivoPath and Accugenix, respectively.
We are also partnering with a number of venture capital firms primarily investing in life sciences, health care and technology companies with an emphasis on early-stage emerging growth companies. Through these partnerships we are able to promote contract research services for discovery and safety assessment to these companies. This offers us the opportunity to establish ourselves as a provider of choice for a unique client group which has emerged as biopharmaceutical companies rationalize and prioritize their development pipelines.
Customers
We maintain a three-pronged sales organization with a focus on:

•	global biopharmaceutical companies;

•	small and mid-sized pharmaceutical and biotechnology companies; and

•	academic and government institutions.
We also maintain several sales specialists which either have specific technical expertise (often degreed scientists) or cover unique markets.
Our clients continue to consist primarily of all of the major biopharmaceutical companies; many biotechnology, agricultural and chemical, life science, veterinary medicine, medical device, diagnostic and consumer product companies; contract research and contract manufacturing organizations; and other commercial entities, as well as leading hospitals, academic institutions, and government agencies. We have stable, long-term relationships with many of our clients. During 2015, no single commercial client accounted for more than 5% of our total revenue and no single customer accounted for more than 10% of the revenue of any of our three business segments.
We continue to pursue a goal of expanding our relationships with our large biopharmaceutical clients, and with many of our larger mid-market clients. These relationships take different forms, from preferred provider arrangements to strategic partnerships. The structure of these relationships incentivizes clients to purchase more products and services across our early-stage portfolio, and in total, the strategic relationships in which we are now engaged represent over 30% of our total revenues. Because of the strength of these relationships, we have better insight into our clients' planning processes, and therefore, better visibility than in the past. For information regarding revenue attributable to each of our business segments for the last three fiscal years, please see Note 14 “Segment and Geographic Information” included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. For information regarding revenue and long-lived assets attributable to operations in the United States, Europe, Canada, Japan and other countries for each of the last three fiscal years, please review Note 14 “Segment and Geographic Information” included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.
Sales, Marketing and Customer Support
We have designated dedicated sales people for each of our three client segments (global biopharmaceutical, small and mid-sized pharmaceutical and biotechnology companies, and academic and government institutions). This enhances our ability to meet client needs by offering customized, tailored solutions across our entire portfolio. In addition, our mid-market pharmaceutical and biotechnology clients benefit by additional support from a combination of account managers with broad portfolio knowledge and specialists with specific scientific expertise. This allows us to provide comprehensive coverage of all of the market segments among our diverse client population. We also apply the use of dedicated sales specialists for certain technical product lines, such as in our Manufacturing business.
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
Our internal marketing/product management teams support the field sales staff and account management teams while developing and implementing programs to create close working relationships with our clients in the biomedical research industry. We maintain customer service, technical assistance and consulting service departments (in addition to project managers for our service businesses), which address both our clients' routine and more specialized needs and generally serve as a scientific resource for them. We frequently assist our clients in solving problems related to animal husbandry, health and genetics, biosecurity, preclinical study design, regulatory consulting, protocol development and other areas in which our expertise is widely recognized as a valuable resource by our clients.
Our marketing efforts are focused on stimulating demand for further outsourcing across our entire services portfolio. We believe that our ability to provide solutions that address all aspects of early-stage drug research are increasingly attractive to our clients, and we continue to design and market our commercial activities to deliver flexible, customized programs designed by segment to meet our clients' global and site-specific needs.
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
We encounter a broad range of competitors of different sizes and capabilities in each of our three businesses segments, although the largest competitors within any segment vary.  We also face competition from the internal discovery and development resources of our clients.

•
For RMS, we have five main competitors of which one is a government funded, not-for-profit entity; one is part of a large public company; two are privately held in Europe and one is privately held in the U.S. We believe that none of these competitors compare to us in global reach, financial strength, breadth of product and services offerings, technical expertise or pharmaceutical and biotechnology industry relationships.

•
For DSA, both our Discovery Services and Safety Assessment businesses have numerous competitors. Discovery has hundreds of competitors as in a highly competitive and fragmented market. Safety Assessment has seven main competitors; one is part of a large public company in the U.S.; one is a privately held company in the U.K.; one is a private company with operations in the U.S. and China; one is a privately held company with operations in the U.S. and the EU; and three are privately held companies in the U.S. Our DSA segment also competes with in-house departments of pharmaceutical and biotechnology companies, universities and teaching hospitals.

•
For Manufacturing, each of our underlying businesses has several competitors. In addition to many smaller competitors, Biologics has five main competitors, of which three are public companies in Europe, one is a private company in the U.S., and one is a public company in China. Avian has one main competitor to its SPF eggs business, which is privately held in the European Union, and numerous competitors for services provided through our specialized avian laboratory. Microbial Solutions has six main competitors, of which three are public companies in the European Union, two are public companies in the U.S. and one is privately held in the U.S.

Industry Support and Animal Welfare
One of our core values is a concern for, and commitment to, animal welfare. We have been in the forefront of animal welfare improvements in our industry, and continue to show our commitment with special recognition programs for employees who demonstrate an extraordinary commitment in this critical aspect of our business. We created our own Humane Care Initiative, which is directed by our Animal Welfare and Training Group. The goal of the initiative is to assure that we continue as a worldwide leader in the humane care of laboratory animals and implementation of the 3Rs (Replacement, Reduction and Refinement). Laboratory animals are an important resource that further our knowledge of living systems and contribute to the discovery of life-saving drugs and procedures. We work hand-in-hand with the scientific community to understand how living conditions, handling procedures and stress play a role in the quality and efficiency of research. As researchers, we are responsible to our clients and the public for the health and well-being of the animals in our care.
We are firmly committed to the 3Rs and to reducing the number of animals used by emphasizing health and genetic integrity to decrease study data variability. Whenever possible, we use technological advances such as new diagnostic tests for screening pathogens in laboratory rodents, microsampling and in vitro assays. We also partner with customers to develop study designs decreasing the number of animals needed and suggesting pilot studies where appropriate. We have recently instituted a quarterly award recognizing our employees’ efforts to continually implement the 3Rs at our sites globally.
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
Employees
As of December 26, 2015, we had approximately 8,600 employees (including approximately 770 science professionals with advanced degrees, including Ph.D.s, D.V.M.s and M.D.s). Our employees are not unionized in the U.S. Employees at some of our European facilities are represented by works councils and/or unions, which is consistent with local customs for our industry. We believe we have good relationships with our employees, based on a number of factors including employee retention and survey results.
Backlog
Our backlog for our RMS, DSA and Manufacturing reportable segments was $106.6 million, $327.8 million and $36.2 million, respectively, as of December 26, 2015, as compared to $115.7 million, $310.5 million and $27.5 million, respectively, as of

December 27, 2014. Related services are performed over varying durations, from short to extended periods of time, which may be as long as several years. We maintain an order backlog to track anticipated revenue from studies and projects that either have not started, but are anticipated to begin in the near future, or are in process and have not been completed. We only recognize a study or project in backlog after we have received written evidence of a client's intention to proceed. Canceled studies or projects are removed from backlog.
We believe our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, studies vary in duration (i.e., some studies or projects that are included in 2015 backlog may be completed in 2016, while others may be completed in later years). Second, the scope of studies or projects may change, which may either increase or decrease their value. Third, studies or projects included in backlog may be subject to bonus or penalty payments. Fourth, studies or projects may be terminated or delayed at any time by the client or regulatory authorities for a number of reasons, including the failure of a drug to satisfy safety and efficacy requirements, or a sponsor making a strategic decision that a study or service is no longer necessary. Delayed contracts remain in our backlog until a determination of whether to continue, modify or cancel the study has been made. We cannot provide any assurance that we will be able to realize all or most of the net revenues included in backlog or estimate the portion to be filled in the current year.
Regulatory Matters
As our business operates in a number of distinct operating environments and in a variety of locations worldwide, we are subject to numerous, and sometimes overlapping, regulatory environments.
The Animal Welfare Act (AWA) governs the care and use of certain species of animals used for research in the U.S. other than laboratory rats, mice and chickens. As a result, most of our U.S. small animal research models activities and our avian vaccine services operations are not subject to regulation under the AWA. For regulated species, the AWA and the associated Animal Care regulations require producers and users of regulated species to provide veterinary care and to utilize specific husbandry practices such as cage size, shipping conditions, sanitation and, for certain species, environmental enrichment to assure the welfare of these animals. Separately, facilities using live vertebrate animals in research funded by the U.S. Public Health Service (PHS) must also adhere to the PHS Policy on Humane Care and Use of Laboratory Animals and follow the Guide for the Care and Use of Laboratory Animals produced by the Institute for Laboratory Animal Research.
We comply with licensing and registration requirement standards set by the United States Department of Agriculture (USDA) and similar agencies in other countries such as the European Union, China, Japan and Canada for the care and use of regulated species. Our animal production facilities in the U.S. - our DSA facilities in the U.S., and Canada - and most of our DSA sites in the European Union are accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International, a private, nonprofit, international organization that promotes the humane treatment of animals in science through voluntary accreditation and assessment programs.
Our import and export of animals and our operations in foreign countries are subject to international agreements and conventions, as well as a variety of national, regional, and local laws and regulations, which establish the standards for the humane treatment, care, handling and transport of animals by dealers and research facilities.
We conduct nonclinical safety assessment studies to support the submissions for approval or licensing of our clients' products throughout the world. Many of these studies must comply with national statutory or regulatory requirements for Good Laboratory Practice (GLP). GLP regulations describe a quality system for the organizational process and the conditions under which nonclinical studies are planned, performed, monitored, recorded, reported and archived. GLP compliance is required by such regulatory agencies as the FDA, United States Environmental Protection Agency, European Medicines Agency, Medicines and Healthcare Products Regulatory Agency in the U.K., Health Products Regulatory Authority in Ireland, Health Canada and other similar monitoring authorities in the countries where we operate. GLP requirements are significantly harmonized throughout the world and our laboratories are capable of conducting studies in compliance with all necessary requirements.
Our Manufacturing businesses produce endotoxin test kits, reagents, cell banks used in research and biopharmaceutical production, clinical trial vaccines and vaccine support products. Additionally, several of our laboratories conduct identity, stability, sterility and potency testing in support of our clients' manufacturing programs working with our clients to fulfill their validation requirements as applicable. These activities are subject to regulation by the FDA and other national regulatory agencies under their respective current Good Manufacturing Practice (cGMP) regulations. These regulations require that we manufacture our products or perform testing in a prescribed manner with respect to cGMP compliance, and maintain records of our manufacturing, testing and control activities. In addition, the specific activities of some of our businesses require us to hold specialized licenses for the manufacture, distribution and/or marketing of particular products.

All of our sites are subject to licensing and regulation under international treaties and conventions, including national, regional and local laws relating to:

•	the surface and air transportation of chemicals, biological reagents and laboratory specimens;

•	the handling, use, storage and disposal of chemicals (including narcotics and psychotropic drugs), biological reagents, laboratory specimens, hazardous waste and radioactive materials;

•	the procurement, handling, use, storage and disposal of human cells, tissues and cellular and tissue based products for research purposes;

•	the safety and health of employees and visitors to our facilities; and

•	protection of the environment and general public.
Global compliance programs are centralized under a single group responsible for global quality programs and systems to ensure that all business sectors comply with applicable statutory and regulatory requirements and satisfy our clients’ expectations for quality and regulatory compliance. To assure these compliance obligations, we established quality assurance units (QAUs) in each of our regulated businesses that require independent oversight. The QAUs operate independently from those individuals that direct and conduct studies, manufacturing or studies that support manufacturing.
Intellectual Property
We develop and implement computer software and technically derived procedures and products intended to maximize the quality and effectiveness of our services. Although our intellectual property rights are valuable to our success, we believe that such factors as the technical expertise, proprietary know-how, ability and experience of our professionals are more important, and that, overall, these technological capabilities provide significant benefits to our clients. Where we consider it appropriate, steps are taken to protect our know-how through confidentiality agreements and registrations. In addition, we in-license technology and products from other companies when it enhances our product and services businesses. In the future, in-licensing may become a larger initiative to enhance our offerings, particularly as we focus on therapeutic area expertise. With the exception of technology related to our Microbial Solutions testing business, we have no patents, trademarks, licenses, franchises or concessions which are material and upon which any of our products or services are dependent.
Corporate Governance
We are committed to operating our business with integrity and accountability. We strive to meet or exceed all of the corporate governance standards established by the New York Stock Exchange, the SEC, and the Federal government as implemented by the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Eight of the nine members of our Board of Directors are independent and have no significant financial, business or personal ties to us or management and all of our board committees (with the exception of our Executive Committee and our Strategic Planning and Capital Allocation Committee) are composed entirely of independent directors. The Board adheres to our Corporate Governance Guidelines and a Code of Business Conduct and Ethics which has been communicated to employees and posted on our website. We are diligent in complying with established accounting principles and are committed to providing financial information that is transparent, timely and accurate. We have a Related Person Transactions Policy designed to promote the timely identification of such transactions and to ensure we give appropriate consideration to any real or perceived conflicts in our commercial arrangements. We have a global process through which employees, either directly or anonymously, can notify management (and the Audit Committee of the Board of Directors) of alleged accounting and auditing concerns or violations including fraud. Our internal Disclosure Committee meets regularly and operates pursuant to formal disclosure procedures and guidelines which help to ensure that our public disclosures are accurate and timely. Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and Related Person Transactions Policy are available on our website at www.criver.com under the “Investor Relations-Corporate Governance” caption.
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
Our clients include researchers at pharmaceutical and biotechnology companies. Our ability to continue to grow and win new business is dependent in large part upon the ability and willingness of the pharmaceutical and biotechnology industries to continue to spend on molecules in the preclinical phases of research and development (and in particular discovery and safety assessment) and to outsource the products and services we provide. Fluctuations in the expenditure amounts in each phase of the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities (including available resources of our biotechnology clients, particularly those that are cash-negative, who may be highly focused on rationing their liquid assets in a challenging funding environment), general economic conditions and institutional budgetary policies. Available funding for biotechnology clients in particular may be affected by the capital markets, investment objectives of venture capital investors, and priorities of biopharmaceutical industry sponsors.
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
A portion of revenue in our RMS segment is derived from clients at academic institutions and research laboratories whose funding is partially dependent on both the level and timing of funding from government sources such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies, which can be difficult to forecast. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Our sales may be adversely affected if our clients delay purchases as a result of uncertainties surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. Other programs, such as homeland security or defense, or general efforts to reduce the federal budget deficit could be viewed by the U.S. government as a higher priority. These budgetary pressures may result in reduced allocations in the future to government agencies that fund research and development activities. Only since 2013 has funding for the NIH begun to increase. A reduction in government funding for the NIH or other government research agencies could adversely affect our business and our financial results. Also, there is no guarantee that NIH funding will be directed towards projects and studies that require use of our products and services.
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
Although we believe we are currently in compliance in all material respects with national, regional and local laws as well as other accepted guidance used by oversight bodies (which include the USDA, the standards set by the International Air Transport Association, the Convention on International Trade in Endangered Species of Wild Fauna and Flora, U.S. Fish and Wildlife Service, The Centers for Disease Control, the Department of Transportation, the office of Laboratory Animal Welfare of NIH, the Drug Enforcement Agency as well as numerous other Canadian, European and Asian oversight agencies), failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions. In addition, if regulatory authorities were to mandate a significant reduction in safety assessment procedures which utilize laboratory animals (as has been advocated by certain groups), certain segments of our business could be materially adversely affected.
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
We are at risk that changes in U.S. Government practices may negatively affect our business since it is a significant customer of ours. For example, in 2014, the National Cancer Institute (NCI) canceled a 10-year, $112.0 million contract that was originally initiated in 2006, which had two years remaining. Under the contract, we produced NCI research models for academic and government researchers. In an effort to mitigate the effect of the cancellation, we launched an outreach program to inform researchers that they could continue to obtain the NCI models from us, with no change in initial pricing or logistics. From a revenue standpoint, we received between $10.0 and $11.0 million annually to produce the models, and expect that we will retain approximately half of that amount from direct sales to researchers.
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

If they occur, contaminations typically require cleaning up, renovating, disinfecting, retesting and restarting production or services. Such clean-ups result in inventory loss, clean-up and start-up costs, and reduced sales as a result of lost client orders and potentially credits for prior shipments. In addition to microbiological contaminations, the potential for genetic mix-ups or mis-matings also exists and may require the restarting of the applicable colonies. While this does not require the complete clean-up, renovation and disinfection of the barrier room, it would likely result in inventory loss, additional start-up costs and possibly reduced sales. Contaminations also expose us to risks that clients will request compensation for damages in excess of our contractual indemnification requirements. There also exists a risk that contaminations from models that we produce may affect our client's facilities, with similar impact to them for which we could be liable for damages. In some cases, we may produce or import animals carrying infectious agents capable of causing disease in humans; and in the case of such a contamination or undiagnosed infection, there could be a possible risk of human exposure and infection.
We are also subject to similar contamination risks with respect to our large research models. While often we own these models, they may be maintained on our behalf at a site operated by the original provider. Accordingly, risk of contamination may be outside of our control, and we depend on the practices and protocols of third parties to ensure a contamination-free environment. A contamination may require extended CDC quarantine with subsequent reduced sales as a result of lost client orders as well as the potential for complete inventory loss and disinfection of the affected quarantine rooms. Furthermore, while we often negotiate for contractual risk indemnification, we may be exposed in the event of such contaminations if the third party does not fulfill its indemnification obligation or is unable to as a result of insolvency or other impediments.
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
Any failure on our part to comply with applicable regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. This could harm our reputation, our prospects for future work and our operating results. For example, the issuance of a notice of objectionable observations or a warning from the FDA based on a finding of a material violation by us for GLP or cGMP requirements could materially and adversely affect us. If our operations are found to violate any applicable law or other governmental regulations, we might be subject to civil and criminal penalties, damages and fines. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management's attention from the operation of our business and damage our reputation.
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
We have intangible assets, including goodwill, on our balance sheet due to our acquisitions of businesses. The initial identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition involve use of management judgments and estimates. These estimates are based on, among other factors, projections of cash flows that arise from identifiable intangible assets of acquired businesses and discount rates based on an analysis of our weighted average cost of capital, adjusted for specific risks associated with the assets. Disruptions in global financial markets and deterioration of economic conditions could, among other things, impact the discount rate and other assumptions used in the valuations and actual cash flows arising from a particular intangible asset could vary from projected cash flows, which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such assets.
If the future growth and operating results of our business are not as strong as anticipated, overall macroeconomic or industry conditions deteriorate and/or our market capitalization declines, this could impact the assumptions used in calculating the carrying value of goodwill or other intangibles. To the extent goodwill or other intangibles are impaired, their carrying value will be written down to their implied fair value and a charge will be made to our income from continuing operations. Such an impairment charge could materially and adversely affect our operating results. As of December 26, 2015, the carrying amount of goodwill and other intangibles on our consolidated balance sheet was $719.6 million.
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

•	unexpected changes in regulatory requirements;

•	the difficulties of compliance with a wide variety of foreign laws and regulations;

•	unfavorable labor regulations in foreign jurisdictions;

•	potentially negative consequences from changes in or interpretations of U.S. and foreign tax laws;

•	exposure to business disruption or property damage due to geographically unique natural disasters;

•	longer accounts receivable cycles in certain foreign countries; and

•	import and export licensing requirements.
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
The scientific and research communities continue to explore methods to develop improved models and systems that would improve the translation of cellular and animal models to human studies and vice-versa and possibly replace or supplement the use of traditional living animals as test platforms in biomedical research. Some companies have developed techniques in these areas that may have scientific merit to improve translation between species. In addition, technological improvements to existing or new processes, such as imaging and other translational biomarker technologies, could result in the refinement and utility for the number of animal research models necessary to improve the translation from preclinical to human studies. There is an increasing push to focus on in vitro technologies such as human materials, stem cell technology and model creation technology. However, the increasing availability and utility of these in vitro models is partially offset by these technologies facilitating the creation of humanized, highly specialized and specific disease mimicking models we can produce.
It is our strategy to explore these in vitro technologies to refine and potentially reduce the utilization of animal models as these new methods become validated. For example, ChanTest has a well-developed program to evaluate the cardiac properties of induced pluripotent stem cell-derived cardiomyocytes. We may not be successful in commercializing these methods, and, furthermore, revenues from these new models and approaches if successfully developed may not offset reduced sales or profits from research models. In addition, alternative research methods could decrease the need for future research models, and we may not be able to develop new products effectively or in a timely manner to replace any lost sales. Lastly, other companies or entities may develop research models with characteristics different than the ones that we produce, and which may be viewed as more desirable by some of our clients.
Negative attention from special interest groups may impair our business.
The products and services which we provide our clients are essential to the drug discovery, development and manufacturing processes, and are almost universally mandated by law. Notwithstanding, certain special interest groups categorically object to the use of animals for valid research purposes. Historically, our core research model activities with rats, mice and other rodents have not been the subject of significant animal rights media attention. However, research activities with animals have been the subject of adverse attention, including shareholder proposals and attempts to disrupt air carriers from transporting research models, impacting the industry. This has included demonstrations near facilities operated by us and at our annual meetings, as well as shareholder proposals we received for some of our past Annual Meetings of Shareholders. Periodic demonstrations at our operating sites occur, particularly where large animals are situated. Any negative attention, threats or acts of vandalism directed against either our animal research activities or our third party service providers such as our airline carriers in the future could impair our ability to operate our business efficiently.
Our debt level could adversely affect our business and growth prospects.
At December 26, 2015, we had $829.4 million of debt and in connection with our plan to acquire WIL Research (See Note 16 “Subsequent Events”, included in the Notes to Consolidated Financial Statements elsewhere in this Form 10-K), we announced our intention to increase our borrowing by approximately $350.0 million. Our debt could have significant adverse effects on our business, including making it more difficult for us to obtain additional financing on favorable terms; requiring us to dedicate a substantial portion of our cash flows from operations to the repayment of debt and the interest on this debt; limiting our ability to capitalize on significant business opportunities; and making us more vulnerable to rising interest rates. For additional information regarding our debt, please see Note 7 “Long-Term Debt and Capital Lease Obligations”, included in the Notes to Consolidated Financial Statements elsewhere in this Form 10-K.
The drug discovery, development services and manufacturing support industries are highly competitive.
The drug discovery, preclinical development and manufacturing support services industries are highly competitive. We often compete for business not only with other CROs and CMOs, but also with internal discovery and development departments within our larger clients, who may have greater resources than ours. We also compete with universities and teaching hospitals for outsourced services. We compete on a variety of factors, including:

•	reputation for on-time quality performance;

•	reputation for regulatory compliance;

•	expertise and experience in multiple specialized areas;

•	scope and breadth of service and product offerings across the drug discovery and development spectrum;

•	scope and breadth of service and product offerings across the manufacturing support spectrum;

•	ability to provide flexible and customized solutions to support our clients' drug discovery, preclinical development and manufacturing support needs;

•	broad geographic availability (with consistent quality);

•	price/value;

•	technological expertise and efficient drug development processes;

•	quality of facilities;

•	financial stability;

•	size;

•	ability to acquire, process, analyze and report data in an accurate manner; and

•	accessibility of client data through secure portals.

If we do not compete successfully, our business will suffer. Increased competition might lead to price and other concessions that might adversely affect our operating results. The drug discovery and development services industry has continued to see a trend towards consolidation, particularly among the biotechnology companies, who are targets for each other and for larger pharmaceutical companies. If this trend continues, it is likely to produce more competition among the larger companies and CROs and CMOs generally, with respect to both clients and acquisition candidates. In addition, small, specialized entities considering entering the CRO industries will continue to find lower barriers to entry, and private equity firms may determine that there are opportunities to acquire and consolidate these companies, thus further increasing possible competition. More generally, our competitors or others might develop technologies, services or products that are more effective or commercially attractive than our current or future technologies, services or products, or that render our technologies, services or products less competitive or obsolete. If competitors introduce superior technologies, services or products and we cannot make enhancements to ours to remain competitive, our competitive position, and in turn our business, revenue and financial condition, would be materially and adversely affected. In the aggregate, these competitive pressures may affect the attractiveness of our technologies, services or products and could adversely affect our financial results.
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

•
risks that models in our breeding facilities or in facilities that we manage may be infected with diseases that may be harmful and even lethal to themselves or humans despite preventive measures contained in our policies for the quarantine and handling of imported animals; and

•
risks that we may have errors and omissions and/or product liabilities related to our products designed to conduct lot release testing of medical devices, injectable drugs, food, beverages and home and beauty products (primarily through our Microbial Solutions business) or in the testing of biologics and other services performed by our Biologics business, which could result in us or our clients failing to identify unsafe or contaminated materials.

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
On January 6, 2016, we announced our plans to acquire WIL Research, a premier provider of safety assessment and contract development manufacturing services to biopharmaceutical, agricultural and industrial chemical companies worldwide. If consummated, this transaction will be the largest acquisition in over ten years. Refer to Item 8, “Financial Statements and Other Supplementary Data” in this Annual Report on Form 10-K for more details.
Even if completed, acquisitions and alliances involve numerous risks which may include:

•	difficulties in achieving business and financial success;

•	difficulties and expenses incurred in assimilating and integrating operations, services, products, technologies or pre-existing relationships with our customers, distributors and suppliers;

•
challenges with developing and operating new businesses, including those which are materially different from our existing businesses and which may require the development or acquisition of new internal capabilities and expertise;

•
potential losses resulting from undiscovered liabilities of acquired companies that are not covered by the indemnification we may obtain from the seller or the insurance we acquire in connection with the transaction;

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
In the event that an acquired business, technology or an alliance does not meet our expectations, our results of operations may be adversely affected.
Some of the same risks exist when we decide to sell a business, site, or product line. In addition, divestitures could involve additional risks, including the following:

•	difficulties in the separation of operations, services, products and personnel; and

•	the need to agree to retain or assume certain current or future liabilities in order to complete the divestiture.

We continually evaluate the performance and strategic fit of our businesses. These and any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have an adverse effect on our results of operations and financial condition. In addition, we may encounter difficulty in finding buyers, or, alternative exit strategies at acceptable prices, terms and in a timely manner. We may not be successful in managing these or any other significant risks that we encounter in divesting a business, site or product line, and as a result, we may not achieve some or all of the expected benefits of the divestiture.
Upgrading and integrating our business systems could result in implementation issues and business disruptions.
In recent years we implemented a project to replace many of our numerous legacy business systems at certain sites worldwide with an enterprise wide, integrated enterprise resource planning (ERP) system. The expansion of the system to other international locations may occur at a future date based on value to the business. In general, the process of planning and preparing for these types of integrated, wide-scale implementations is extremely complex and we are required to address a number of challenges including data conversion, system cutover and user training. Problems in any of these areas could cause operational problems during implementation including delayed shipments, missed sales, billing and accounting errors and other operational issues. There have been numerous, well-publicized instances of companies experiencing difficulties with the implementation of ERP systems which resulted in negative business consequences.
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
We may seek to develop and market new services and products that complement or expand our existing business or service offerings. We believe our ability to in-license new technologies from third-parties will be critical to our ability to offer new products and services to our customers. Our ability to gain access to technologies that we need for new products and services depends, in part, on our ability to convince inventors and their agents or assignees that we can successfully commercialize their inventions. We cannot guarantee that we will be able to identify new technologies of interest to our customers. Even if we are able to identify new technologies of interest, we may not be able to negotiate license agreements on acceptable terms, or at all. If we are unable to develop new services and products and/or create demand for those newly developed services and products, our future business, results of operations, financial condition, and cash flows could be adversely affected.
We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which would harm our business.
Our success depends to a significant extent on the continued services of our senior management and other members of management. James C. Foster, our Chief Executive Officer since 1992 and Chairman since 2000, has held various positions with us for four decades. We have no employment agreement with Mr. Foster or other members of our non-European based senior management. If Mr. Foster or other members of senior management do not continue in their present positions, our business may suffer.
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
Our industry has a history of patent and other intellectual property litigation, which can be costly.
Our industry has a history of intellectual property litigation. On July 31, 2015, IDEXX Laboratories, Inc. and IDEXX Distribution, Inc. filed a complaint in the United States District Court for the District of Delaware alleging we infringed three recently issued patents related to a dried blood spot sample collection method used in determining the presence or absence of an infectious disease in a population of rodents. Legal proceedings relating to intellectual property can be expensive, take significant time and divert management’s attention from other business concerns, regardless of the outcome of the litigation. While we intend to defend against this proceeding vigorously, if we do not prevail in this lawsuit, we might be ordered to pay damages, and we could be required to stop the infringing activity or obtain a license to use the technology on unfavorable terms.
Since we do not expect to pay any cash dividends for the foreseeable future, our shareholders will benefit from an investment in our common stock only if it appreciates in value.
We have never declared or paid any cash dividends on our common stock. We do not anticipate that we will pay any dividends to holders of our common stock for the foreseeable future. Any payment of cash dividends will be at the discretion of our Board of Directors and will depend on our financial condition, capital requirements, legal requirements, earnings and other factors. Consequently, our shareholders should not rely on dividends to receive a return on their investment.
Item 1B.    Unresolved Staff Comments
There are no unresolved comments to be reported in response to Item 1B.
Item 2.    Properties
We own or lease the land and buildings where we have facilities. We own large facilities (facilities over 50,000 square feet) for our DSA businesses in Canada, Ireland, Scotland and the United States and lease large facilities in England and the United States. We own large RMS facilities in Canada, China, France, Germany, Japan, England and the United States. We own large Manufacturing segment facilities in the United States and China. None of our leases is individually material to our business operations. Many of our leases have an option to renew, and we believe that we will be able to successfully renew expiring leases on terms satisfactory to us. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed. For additional information, see Note 7, “Long-Term Debt and Capital Lease Obligations” and Note 13, “Commitments and Contingencies” included in Item 8, “Financial Statements and Other Supplementary Data” in this Annual Report on Form 10-K.
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
In early May 2013, with the assistance of the law firm of Davis Polk & Wardwell LLP, we commenced an investigation of inaccurate billing with respect to certain government contracts. This issue had been reported to our senior management by a Charles River employee. We promptly reported these matters to the relevant government contracting officers, the Department of Health and Human Services' Office of the Inspector General, and the Department of Justice, and is cooperating with these agencies to ensure the proper repayment and resolution of this matter.
The investigation to date has confirmed that our RMS business segment billed the Department of Health and Human Services for certain work that had not been performed with respect to a small subset of our government contracts. It has been determined that when employees regularly assigned to work in research model barrier rooms associated with these contracts were absent, other employees' names would be substituted on time-keeping records associated with the relevant contracts. We billed the government for the hours associated with these substitute employees, despite the fact that, in many cases, these employees did not perform any services in connection with the relevant government contracts. Based on the findings of the investigation to date, we believe that this conduct was limited to our research model facilities in Raleigh, North Carolina, and Kingston, New York.  We have identified approximately $1.5 million in excess amounts billed on these contracts since January 1, 2007 and have recorded a liability for such amount as of December 26, 2015. Because of the ongoing discussions with the government and the complex nature of this matter, we believe it is reasonably possible that additional losses may be incurred but cannot at this time make a reasonable estimate of the potential range of loss beyond such estimated liability.
We have already taken appropriate steps to prevent this conduct from recurring, and will consider additional remedial measures following the conclusion of the investigation.
On July 31, 2015, IDEXX Laboratories, Inc. and IDEXX Distribution, Inc. (collectively, IDEXX) filed a complaint in the United States District Court for the District of Delaware alleging we infringed three recently issued patents related to a blood spot sample collection method used in determining the presence or absence of an infectious disease in a population of rodents. On September 21, 2015, we timely filed a motion to dismiss the complaint on the grounds that all of the claims are directed to unpatentable subject matter and therefore are invalid. On October 7, 2015, IDEXX filed an amended complaint which substantially asserts the same patents and infringement allegations as asserted in the original complaint and, on October 26, 2015, we timely filed a motion to dismiss this amended complaint. While no prediction may be made as to the outcome of litigation, we intend to defend against this proceeding vigorously and therefore an estimate of the possible loss or range of loss cannot be made.
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
James C. Foster, age 65, joined us in 1976 as General Counsel. During his tenure, Mr. Foster has held various staff and managerial positions, and was named our President in 1991, Chief Executive Officer in 1992 and our Chairman in 2000.
Nancy A. Gillett, age 60, joined us in 1999 with the acquisition of Sierra Biomedical. Dr. Gillett has 29 years of experience as an ACVP board certified pathologist and scientific manager. In 1999, she became Senior Vice President and General Manager of our Sierra Biomedical division, and subsequently held a variety of managerial positions, including President and General Manager of Sierra Biomedical and Corporate Vice President and General Manager of Drug Discovery and Development (the predecessor to our DSA business segment). In 2004, Dr. Gillett was named Corporate Senior Vice President and President,

Global Preclinical Services, and in 2006, she became a Corporate Executive Vice President. Currently, Dr. Gillett serves as our Corporate Executive Vice President, Chief Scientific Officer.
David P. Johst, age 54, joined us in 1991 as Corporate Counsel and was named Vice President, Human Resources in 1995. He became Vice President, Human Resources and Administration in 1996, a Senior Vice President in 1999, and a Corporate Executive Vice President in 2005. He currently serves as our General Counsel and Chief Administrative Officer and is responsible for overseeing our corporate legal function, Human Resources department and several other corporate staff departments. Prior to joining us, Mr. Johst was in private practice at the law firm of Hale and Dorr (now WilmerHale). Mr. Johst currently serves as a trustee of Mt. Ida College.
Davide Molho, age 46, joined our Italian operations in 1999 and was promoted to Director of Operations for Research Models and Services (RMS) Italy in 2002. In 2005, his role was expanded to include French RMS operations and in 2007, he became Corporate Vice President, European Research Models and Services with responsibility for all European RMS operations. In July 2009, Dr. Molho was promoted to Corporate Senior Vice President, North American and European Research Models and Services. He was subsequently promoted to Corporate Executive Vice President and President, Global Research Models and Services in December 2010. In 2011, Dr. Molho was named Corporate Executive Vice President, North America Operations and in December 2013, he was named Corporate Executive Vice President and President, Global RMS and DSA Operations.
David R. Smith, age 50, has served as our Corporate Executive Vice President and Chief Financial Officer since August 2015. He joined us as Corporate Vice President, Discovery Services through our acquisition of Argenta and BioFocus from Galapagos NV in March 2014 and was promoted to Corporate Senior Vice President, Global Discovery Services in October 2014. At Galapagos, he served in various capacities, including as Chief Executive Officer of its Galapagos Services division and as Chief Financial Officer. Mr. Smith served as Chief Financial Officer for Cambridge University Hospitals from 2007 to 2013. Mr. Smith spent eight years at PricewaterhouseCoopers prior to joining AstraZeneca in 1997, where he spent the next nine years in various finance and business roles of increasingly greater responsibility.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading on the New York Stock Exchange on June 23, 2000 under the symbol “CRL.” The following table shows the high and low sales prices for our common stock:

Fiscal 2016	High	Low
First quarter (through January 29, 2016)	$81.61	$71.95
Fiscal 2015	High	Low
First quarter	$84.69	$63.22
Second quarter	80.30	68.59
Third quarter	78.50	63.75
Fourth quarter	80.44	59.99
Fiscal 2014	High	Low
First quarter	$62.50	$52.41
Second quarter	61.92	49.60
Third quarter	61.49	52.02
Fourth quarter	66.11	55.47
There were no equity securities that were not registered under the Securities Act of 1933, as amended, sold during the fiscal year 2015.
Shareholders
As of January 29, 2016, there were approximately 419 registered shareholders of the outstanding shares of common stock.
Dividends
We have not declared or paid any cash dividends on shares of our common stock in the past two years and we do not intend to pay cash dividends in the foreseeable future. We currently intend to retain any earnings to finance future operations and expansion.
Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the fourth quarter of 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
9/27/2015 to 10/24/2015	734	$64.11	—	$69,694
10/25/2015 to 11/21/2015	—	—	—	$69,694
11/22/2015 to 12/26/2015	—	—	—	$69,694
Total:	734		—
In July 2010, our Board of Directors authorized a $500.0 million stock repurchase program, and subsequently approved increases to the stock repurchase program of $250.0 million in the fiscal year 2010, $250.0 million in the fiscal year 2013 and $150.0 million in the fiscal year 2014, for an aggregate authorization of $1,150.0 million. During the fourth quarter of the fiscal year 2015, we did not repurchase any shares of common stock under our Rule 10b5-1 Purchase Plan and in open market trading.

Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, performance share units, and restricted stock units in order to satisfy individual minimum statutory tax withholding requirements.

Comparison of 5-Year Cumulative Total Return
The following stock performance graph compares the annual percentage change in the Company’s cumulative total shareholder return on its common stock during a period commencing on December 25, 2010 and ending on December 26, 2015 (as measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the Company’s share price at the end and the beginning of the measurement period; by (2) the share price at the beginning of the measurement period) with the cumulative total return of the S&P 500 Index, the S&P 500 Health Care Index, and the NASDAQ Pharmaceutical Index during such period. The Company has not paid any dividends on the common stock, and no dividends are included in the representation of the Company’s performance. The stock price performance on the graph below is not necessarily indicative of future price performance. The graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission, and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. Information used in the graph was obtained from Standards & Poor’s Institutional Market Services, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.
In the fiscal year 2015, the Company changed from the NASDAQ Pharmaceutical to the S&P 500 Health Care index because the companies which comprise the S&P 500 Health Care index better reflect the Company’s current size and businesses. For the fiscal year 2015, the Company has presented both the old and new indices for comparison purposes.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Charles River Laboratories International, Inc., The S&P 500, The NASDAQ Pharmaceutical and
The S&P 500 Health Care

	December 25, 2010	December 31, 2011	December 29, 2012	December 28, 2013	December 27, 2014	December 26, 2015
Charles River Laboratories, Inc.	100	77	103	149	180	224
S&P 500	100	102	118	157	178	181
NASDAQ Pharmaceutical	100	114	156	263	340	354
S&P 500 Health Care	100	113	133	188	236	252

Item 6.    Selected Consolidated Financial Data
The selected financial data presented below is derived from our audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 and “Financial Statements and Supplementary Data” contained in Item 8 of this Annual Report on Form 10-K. Our fiscal quarters consists of the 3 months ending on the last Saturday on, or prior to, March 31, June 30, September 30 and December 31.

	Fiscal Year
	2015	2014	2013	2012	2011
	(in thousands)
Statement of Income Data:
Total revenue	$1,363,302	$1,297,662	$1,165,528	$1,129,530	$1,142,647
Income from continuing operations, net of income taxes(1)	152,037	129,924	105,416	102,118	115,522
Loss from discontinued operations, net of income taxes	(950)	(1,726)	(1,265)	(4,252)	(5,545)
Common Share Data:
Earnings per common share from continuing operations:
Basic	$3.23	$2.76	$2.18	$2.12	$2.26
Diluted	$3.15	$2.70	$2.15	$2.10	$2.24
Other Data:
Depreciation and amortization	$94,881	$96,445	$96,636	$81,275	$85,230
Capital expenditures	63,252	56,925	39,154	47,534	49,143
Balance Sheet Data (at end of period):
Cash and cash equivalents	$117,947	$160,023	$155,927	$109,685	$68,905
Total assets (2)	2,068,497	1,870,578	1,623,438	1,577,111	1,546,215
Total debt and capital lease obligations (2)	863,030	772,461	656,663	660,096	708,706
Redeemable noncontrolling interest	28,008	28,419	20,581	—	—

(1) In the fiscal year 2011, our income from continuing operations, net of income taxes, included an asset impairment charge of $7.5 million.
(2)During the second quarter of 2015, we elected early adoption of Accounting Standards Update (ASU) 2015-03, “Simplifying the Presentation of Debt Issuance Costs” and applied the changes retrospectively to all prior periods. During the fourth quarter of 2015, we elected early adoption of ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” and applied the changes retrospectively to all prior periods. Refer to “Financial Statements and Supplementary Data” contained in Item 8 for more details. Prior years’ amounts have been updated to conform to current year presentation.

Refer to Item 8. “Financial Statements and Supplementary Data” for additional information concerning the impact of our recent acquisitions.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Certain percentage changes from period over period may not recalculate due to rounding.
Overview
We are a full service, early-stage contract research organization (CRO). For nearly 70 years, we have been in the business of providing the research models required in research and development of new drugs, devices, and therapies. Over this time, we have built upon our original core competency of laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of discovery and safety assessment services, both Good Laboratory Practice (GLP) and non-GLP, which are able to support our clients from target identification through preclinical development. We also provide a suite of products and services to support our clients’ manufacturing activities. Utilizing our broad portfolio of products and services enables our clients to create a more flexible drug development model, which reduces their costs, enhances their productivity and effectiveness, and increases speed to market.
Our client base includes all of the major global pharmaceutical companies, many biotechnology companies, CROs, agricultural and industrial chemical companies, life science companies, veterinary medicine companies, contract manufacturing organizations, medical device companies, and diagnostic and other commercial entities, as well as leading hospitals, academic institutions and government agencies around the world. We currently operate approximately 64 facilities in 18 countries worldwide, which numbers exclude our Insourcing Solutions (IS) sites.
Business Trends
The demand for our outsourced services increased in the fiscal year 2015, as did demand for products and services to support our clients’ manufacturing activities. Our pharmaceutical and biotechnology clients continued to intensify their use of strategic outsourcing to improve their operating efficiency and access capabilities that they do not maintain internally. Many of our large biopharmaceutical clients have refocused on their drug discovery and early-stage development efforts, after a period of greater emphasis on delivering late-stage programs to bring new drugs to market. In addition, small and mid-size biopharmaceutical clients benefited from the continued strength in the biotechnology funding environment in the fiscal year 2015, from capital markets partnering with large biopharmaceutical companies, and investment by venture capital. Academia has also benefited from partnering activities, as large biopharmaceutical companies have increasingly utilized academic research capabilities to broaden the scope of their research activities.
The primary result of these trends was improved demand for our discovery and safety assessment services in the fiscal year 2015, particularly from biotechnology clients. This improvement led to capacity continuing to fill in our safety assessment facilities which were open during 2015, and in which utilization approached optimal levels. Price also improved moderately in the fiscal year 2015, as industry capacity utilization continued to increase. We believe our scientific expertise, quality, and responsiveness remain key criteria when our clients make the decision to outsource to us. In order to accommodate this increased demand and maintain responsiveness to clients’ needs, we opened small amounts of new capacity in the fiscal year 2015 at existing facilities and reopened our Charles River Massachusetts facility in the first quarter of 2016. Charles River Massachusetts will provide additional capacity for early-stage drug research services and is strategically located near the Boston/Cambridge biotechnology hub.
Demand for our products and services that support our clients’ manufacturing activities was also robust in the fiscal year 2015. Our Biologics Testing Solutions (Biologics) business continued to benefit from increased demand for services associated with the growing proportion of biologic drugs in the pipeline and on the market. Demand for our Microbial Solutions (formerly Endotoxin and Microbial Detection, or EMD) business also remained strong as we addressed manufacturers’ requirements for a comprehensive rapid microbial testing solution. To further enhance our rapid testing portfolio, we acquired Celsis in the fiscal year 2015 to expand in the non-sterile quality control testing market.
Our clients’ intensified focus on the earliest stages of their pipelines has been visible in increasing demand for discovery services, and the willingness to outsource new areas of their research programs. To address these emerging needs and move further upstream in the drug research and development continuum, we have significantly enhanced our Discovery Services capabilities over the past two years to enable us to work with clients at the earliest stages of the discovery process. We acquired the Discovery Services businesses of Argenta, BioFocus, ChanTest, and VivoPath in the fiscal year 2014, and Oncotest in the fiscal year 2015. Our full service, early-stage portfolio continued to lead to additional client discussions in the fiscal year 2015 regarding strategic relationships, where clients seek to outsource larger portions of their early-stage drug research programs to us.
Demand for research models and certain services began to stabilize in the fiscal year 2015, particularly in North America and Europe. Clients’ efforts to consolidate infrastructure and seek greater pipeline productivity have begun to moderate as these initiatives generate the desired benefits. We remain confident in the long-term drivers of this business because research models and services remain essential tools for our clients’ drug discovery and early-stage development efforts.
Acquisitions
During the fiscal year 2015, we continued to make a number of strategic acquisitions designed to expand our portfolio of services to support the drug discovery and early-stage development continuum and position us as a market leader in the outsourced discovery services market. The 2015 acquisitions include:

•
In May 2015, we acquired Sunrise Farms, Inc. (Sunrise), a producer of specific-pathogen-free fertile chicken eggs and chickens used in the manufacture of live viruses. The purpose of this business acquisition was to expand the capabilities of our existing Avian Vaccine Services (Avian) business. The purchase price of the acquisition was $9.6 million.

•
In July 2015, we acquired Celsis Group Limited (Celsis), a leading provider of rapid testing systems for non-sterile bacterial contamination for the biopharmaceutical and consumer products industries. The purpose of this acquisition was to enhance our portfolio of rapid microbial detection products and services with the addition of a rapid bioburden testing product. The purchase price for Celsis was $214.5 million.

•
In November 2015, we acquired Oncotest GmbH (Oncotest), a CRO providing discovery services for oncology, one of the largest therapeutic areas for biopharmaceutical research and development spending. The purpose of this acquisition was to expand our oncology services capabilities, enabling us to provide clients with access to a more comprehensive portfolio of technologies, including patient-derived xenograft (PDX) and syngeneic models. The preliminary purchase price for Oncotest was $36.0 million.

On January 6, 2016, we entered into a definitive agreement to acquire WRH, Inc. (WIL Research), a premier provider of safety assessment and contract development and manufacturing services to biopharmaceutical and agricultural and industrial chemical companies worldwide. Acquiring WIL Research will enhance our position as a leading global early-stage CRO by strengthening our ability to partner with global clients across the drug discovery and development continuum. The transaction is expected to close early in the second quarter of 2016, subject to regulatory approvals and customary closing conditions. The preliminary purchase price will be approximately $585.0 million in cash, subject to customary closing adjustments. The acquisition and associated fees are expected to be financed through an expansion of our credit facility and cash. In the event the agreement is terminated under specified circumstances, we may be required to pay WIL Research a termination fee of $17.5 million.
Segment Reporting
In the second quarter of 2014, following our acquisition of Argenta and BioFocus, we revised our reportable segments to ensure alignment with our view of the business. We reviewed the new and existing markets addressed by the business, the recently revised go-to-market strategy, long-term operating margins, and the discrete financial information available to our Chief Operating Decision Maker, and considered how our businesses aggregated based on these qualitative and quantitative factors. Based on this review, we identified three reportable segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Support (Manufacturing). We reported segment results on this basis for all periods presented in this Annual Report on Form 10-K.

The revised reportable segments are as follows:

Research Models and Services	Discovery and Safety Assessment	Manufacturing Support
Research Models	Discovery Services (2)	Microbial Solutions
Research Model Services (1)	Safety Assessment	Avian
Biologics
(1) Research Model Services includes Genetically Engineered Models and Services (GEMS), Research Animal Diagnostic Services (RADS), and IS.
(2) Discovery Services includes both the In Vivo Discovery business and the Early Discovery business. Early Discovery includes Argenta and BioFocus, which were acquired in April 2014; ChanTest Corporation (ChanTest), which was acquired in October 2014; and Oncotest, which was acquired in November 2015.

Our RMS segment includes the Research Models and Research Model Services businesses. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes three business units: GEMS, which performs contract breeding and other services associated with genetically engineered research models; RADS, which provides health monitoring and diagnostics services related to research models; and IS, which provides management of our clients’ research operations (including recruitment, training, staffing, and management services). Our DSA segment includes services required to take a drug through the early development process including discovery services, which are non-regulated services to assist clients with the identification, screening, and selection of a lead compound for drug development, and regulated and non-regulated safety assessment services. Our Manufacturing segment includes Microbial Solutions, which includes in vitro (non-animal) lot-release testing products and microbial detection, conventional and rapid quality control testing of sterile and non-sterile biopharmaceutical and consumer products and species identification services; Biologics, which performs specialized testing of biologics; and Avian, which supplies specific-pathogen-free fertile chicken eggs and chickens.
Prior to recasting the reportable segments, the businesses were reported in two segments as follows:

Research Models and Services	Preclinical Services
Research Models (3)	Discovery Services
Research Model Services (4)	Safety Assessment
Endotoxin and Microbial Detection	Biologics
(3) Research Models included Avian.
(4) Research Model Services included GEMS, RADS, IS and Discovery Research Services. As part of the segment revisions, the former Discovery Research Services was folded into the Company’s Discovery Services business, previously located under the Preclinical Services segment.

Fiscal Quarters
Our fiscal quarters consists of the 3 months ending on the last Saturday on, or prior to, March 31, June 30, September 30 and December 31.
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
A portion of our revenue is from multiple-element arrangements that include multiple products and/or services as deliverables in a single arrangement, with each deliverable, or a combination of the deliverables, representing a separate unit of accounting. We allocate revenues to each element in a multiple-element arrangement based upon the relative selling price of each deliverable. Revenue allocated to each deliverable is then recognized when all revenue recognition criteria are met. Judgments as to the identification of deliverables, units of accounting, the allocation of consideration to the deliverable, and the appropriate timing of revenue recognition are critical with respect to these arrangements.
At the inception of each arrangement that includes milestone payments, we evaluate whether each milestone is substantive. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) our performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone; (b) the consideration relates solely to past performance; and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, clinical, regulatory and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. If a substantive milestone is achieved and collection of the related receivable is reasonably assured, we recognize revenue related to the milestone in its entirety in the period in which the milestone is achieved. If we were to achieve milestones that we consider substantive under any of our revenue arrangements, we may experience significant fluctuations in our revenue from quarter to quarter and year to year depending on the timing of achieving such substantive milestones. In those circumstances where a milestone is not substantive, we recognize as revenue, on the date the milestone is achieved, an amount equal to the applicable percentage of the performance period that had elapsed as of the date the milestone was achieved, with the balance being deferred and recognized over the remaining period of performance. As of December 26, 2015, we had no significant milestones that were deemed substantive.
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
As of December 26, 2015, our non-U.S. subsidiaries’ undistributed foreign earnings included in consolidated retained earnings were $547.6 million. As of the end of fiscal year 2015, our policy with respect to the undistributed earnings of our non-U.S. subsidiaries is to maintain an indefinite reinvestment assertion as they are required to fund needs outside of the U.S. and cannot be repatriated in a manner that is substantially tax-free. This assertion is made on a jurisdiction by jurisdiction basis and takes into account the liquidity requirements in both the U.S. and within our foreign subsidiaries. If we decide to repatriate funds to the U.S. in the future to execute our growth initiatives or to fund any other liquidity needs, the resulting tax consequences could negatively impact our results of operations through a higher effective tax rate and dilution of our earnings. On December 18, 2015, the U.S. enacted the Consolidated Appropriations Act, which provides for a reinstatement and extension of the controlled foreign corporation look-through rules through the fiscal year 2019. This rule allows us to access Chinese and Canadian cash in a more tax-efficient manner and utilize the cash outside of the U.S. without triggering residual U.S. tax. As such, we will begin accruing foreign withholding taxes to reflect this change for the years in which the rules are reinstated.
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
We evaluate goodwill for impairment annually, during the fourth quarter, and when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in our analysis could materially affect projected cash flows and our evaluation of goodwill for impairment.

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
In the fiscal years 2015, 2014 and 2013, we performed the first step of the two-step goodwill impairment test for our reporting units. Fair value was determined by using a weighted combination of a market-based approach and an income approach, as this combination was deemed to be the most indicative of our fair value in an orderly transaction between market participants. Under the market-based approach, we utilized information about our Company as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value our reporting units. Under the income approach, we determined fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn.
Our 2015, 2014 and 2013 impairment test indicated that goodwill and other intangible assets were not impaired.
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
Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset, net of any sublease income, if applicable, and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their fair values. We measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Significant judgments are required to estimate future cash flows, including the selection of appropriate discount rates and other assumptions. We may also estimate fair value based on market prices for similar assets, as appropriate. Changes in these estimates and assumptions could materially affect the determination of fair value for these assets. During the fiscal year 2015, we did not record any significant impairment charges to long-lived assets.
Pension and Other Post-Retirement Benefit Plans
Several of our U.S. and non-U.S. subsidiaries sponsor defined benefit pension and other post-retirement benefit plans. We recognize the funded status of our defined benefit pension and other postretirement benefit plans as an asset or liability. This amount is defined as the difference between the fair value of plan assets and the benefit obligation. We measure plan assets and benefit obligations as of the date of our fiscal year end.
The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in the accounting for these employee benefit plans include the expected return on plan assets, withdrawal and mortality rates, discount rate, and rate of increase in employee compensation levels. Assumptions are determined based on our data and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. Should any of these assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation.
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
The discount rate reflects the rate we would have to pay to purchase high-quality investments that would provide cash sufficient to settle our current pension obligations. Beginning in the fiscal year 2014, we have employed the discount rate based on a cash-flow matching analysis using Towers Watson’s proprietary Bond:Link tool.  Prior to the fiscal year 2014, we employed a cash-flow matching methodology, which used the spot yield curve underlying the Citigroup Index. The refined estimation technique permits us to more closely match cash flows to the expected payments to participants than would be possible with the previously used yield curve model. We believe such a refinement results in an estimate of the discount rate that more accurately reflects the settlement value for plan obligations than the yield curve methodology used in prior years, as it provides the ability to review the quality and diversification of the portfolio to select the bond issues that would settle the obligation in an optimal manner. This refinement reduced our benefit obligations as of December 27, 2014 by $5.5 million.
The rate of compensation increase reflects the expected annual salary increases for the plan participants based on historical experience and the current employee compensation strategy.
In the fiscal year 2014, for our U.K. and U.S. plans, we adopted newly released mortality tables and mortality improvement scales for measurement of retirement plan obligations, which increased our benefit obligations by $7.9 million as of December 27, 2014. In the fiscal year 2015, new mortality improvement scales were issued in the U.S. and the U.K. reflecting a decline in longevity projection from the 2014 releases that we adopted, which decreased our benefit obligations by $3.3 million as of December 26, 2015.
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

Results of Operations
Fiscal Year 2015 Compared to Fiscal Year 2014
Revenue

	Fiscal Year
	2015	2014	$ Change	% Change	Impact of FX
	(in millions, except percentages)
RMS	$473.2	$507.4	$(34.2)	(6.7)%	(6.3)%
DSA	612.2	538.2	74.0	13.7%	(3.4)%
Manufacturing	277.9	252.1	25.8	10.2%	(7.6)%
Total revenue	$1,363.3	$1,297.7	$65.6	5.1%	(5.3)%
Revenue for the fiscal year 2015 increased $65.6 million, or 5.1%, compared with the fiscal year 2014. The negative effect of changes in foreign currency exchange rates decreased revenue by $69.4 million, or 5.3%, when compared to the prior year.
RMS revenue decreased $34.2 million due primarily to the negative effect of changes in foreign currency exchange rates. Excluding the impact of foreign exchange rates, RMS revenue decreased slightly due to lower research model services revenue and lower research models revenue in Japan; partially offset by higher research models revenue in North America, China and Europe.
DSA revenue increased $74.0 million due to higher revenue in the Safety Assessment business, as a result of increased study volume; higher revenue in the Discovery Services business, primarily as a result of the Argenta, BioFocus, ChanTest, and Oncotest acquisitions that contributed $27.8 million to revenue growth; partially offset by the negative effect of changes in foreign currency exchange rates.
Manufacturing revenue increased $25.8 million, as higher revenue for Microbial Solutions and Avian, which include the Celsis and Sunrise acquisitions, respectively, was partially offset by the negative effect of changes in foreign currency exchange rates.
Service revenue for the fiscal year 2015 was $858.2 million, an increase of $60.4 million, or 7.6%, compared to $797.8 million for the fiscal year 2014. The increase in service revenue was due to higher revenue in the Safety Assessment business, as a result of increased study volume; and higher revenue in the Discovery Services business, which included the acquisitions of Argenta, BioFocus, ChanTest, and Oncotest that contributed $27.3 million to service revenue growth; partially offset by lower revenue in our research model services and the negative effect of changes in foreign currency exchange rates. Product revenue for the fiscal year 2015 was $505.1 million, an increase of $5.2 million, or 1.0%, compared to $499.9 million for the fiscal year 2014. The increase was due to higher revenue for Microbial Solutions and Avian, which include the acquisitions of Celsis and Sunrise, respectively that contributed $16.7 million to product revenue growth; higher research models revenue in North America, China and Europe; partially offset by lower revenue in our research models and the negative effect of changes in foreign currency exchange rates.
Cost of Products Sold and Services Provided (Excluding Amortization of Intangible Assets)

	Fiscal Year
	2015	2014	$ Change	% Change
	(in millions, except percentages)
RMS	$286.2	$317.2	$(31.0)	(9.8)%
DSA	407.0	387.3	19.7	5.1%
Manufacturing	139.0	120.5	18.5	15.4%
Total cost of products sold and services provided (excluding amortization of intangible assets)	$832.2	$825.0	$7.2	0.9%
Cost of products sold and services provided (excluding amortization of intangible assets) (costs) for the fiscal year 2015 increased $7.2 million, or 0.9%, compared with the fiscal year 2014. Costs as a percentage of revenue for the fiscal year 2015 were 61.0%, a decrease of 2.6%, from 63.6% for the fiscal year 2014.
RMS costs decreased $31.0 million due primarily to favorable effect of changes in foreign currency exchange rates, cost savings achieved as a result of our efficiency initiatives, and reduced restructuring costs. RMS costs as a percentage of revenue for the fiscal year 2015 were 60.5%, a decrease of 2.0%, from 62.5% for the fiscal year 2014.

DSA costs increased $19.7 million due primarily to an increase in Discovery Services costs, which included a higher cost base due to the acquisitions of Argenta, BioFocus, ChanTest, and Oncotest; partially offset by the favorable effect of changes in foreign currency exchange rates. Safety Assessment costs increased due to higher costs resulting from the growth of the business, partially offset by the favorable effect of changes in foreign currency exchanges rates. DSA costs as a percentage of revenue for the fiscal year 2014 were 66.5%, a decrease of 5.5%, from 72.0% for the fiscal year 2014, primarily due to improved operating leverage as a result of increased study volume in our Safety Assessment business.
Manufacturing costs increased $18.5 million due primarily to the Celsis and Sunrise acquisitions, partially offset by the favorable effect of changes in foreign currency exchange rates. Manufacturing costs as a percentage of revenue for the fiscal year 2015 were 50.0%, an increase of 2.2%, from 47.8% for the fiscal year 2014.
Costs of services provided for the fiscal year 2015 was $568.2 million, an increase of $9.6 million, or 1.7%, compared to $558.6 million for the fiscal year 2014. The increase was due to a higher cost base, as a result of the acquisitions of Argenta, BioFocus, ChanTest, and Oncotest as well as increased Safety Assessment revenues; partially offset by the favorable effect of changes in foreign currency exchange rates and lower costs for our research model services as a result of lower revenue. Costs of products sold for the fiscal year 2015 was $264.0 million, a decrease of $2.4 million, or 0.9%, compared to $266.4 million for the fiscal year 2014. The decrease was due to savings associated with global efficiency initiatives, reduced restructuring costs and the favorable effect of changes in foreign currency exchange rates, partially offset by increased costs as a result of the acquisitions of Sunrise and Celsis.
Selling, General and Administrative Expenses

	Fiscal Year
	2015	2014	$ Change	% Change
	(in millions, except percentages)
RMS	$62.5	$66.2	$(3.7)	(5.6)%
DSA	69.2	63.1	6.1	9.7%
Manufacturing	57.5	47.6	9.9	20.8%
Unallocated corporate	111.2	92.1	19.1	20.7%
Total selling, general and administrative	$300.4	$269.0	$31.4	11.7%
Selling, general and administrative expenses (SG&A) for the fiscal year 2015 increased $31.4 million, or 11.7%, compared with the fiscal year 2014. SG&A as a percentage of revenue for the fiscal year 2015 was 22.0%, an increase of 1.3%, from 20.7% for the fiscal year 2014.
The decrease in RMS SG&A of $3.7 million was related to a decrease of $1.4 million in external consulting and other service expenses; a decrease of $1.2 million in depreciation expense; a decrease of $1.1 million in compensation, benefits and other employee related expenses; and a decrease of $0.5 million in other expenses; partially offset by an increase of $0.5 million in stock-based compensation, primarily related to our annual stock-based grants made in the first quarter of 2015, which included a new retirement vesting provision. RMS SG&A as a percentage of revenue for the fiscal year 2015 was 13.2%, an increase of 0.2%, from 13.0% for the fiscal year 2014.
The increase in DSA SG&A of $6.1 million was related to an increase of $5.9 million in compensation, benefits and other employee related expenses; an increase of $1.4 million in external consulting and other service expenses; an increase of $0.4 million in operating expenses, including information technology infrastructure and facility expenses; an increase of $0.4 million in bad debt expense; and an increase of $0.3 million in depreciation expense; partially offset by a decrease of $1.8 million in severance expense and a decrease of $0.5 million in other expenses. DSA SG&A as a percentage of revenue for the fiscal year 2015 was 11.3%, a decrease of 0.4%, from 11.7% for the fiscal year 2014.
The increase in Manufacturing SG&A of $9.9 million was related to an increase of $4.8 million in compensation, benefits and other employee related expenses; an increase of $1.7 million in external consulting and other service expenses; an increase of $1.6 million in severance expense; an increase of $1.0 million in operating expenses, including information technology infrastructure and facility expenses; an increase of $0.9 million in depreciation expense; and an increase of $0.5 million in stock-based compensation, primarily related to our annual stock-based grants made in the first quarter of 2015, which included a new retirement vesting provision; partially offset by a decrease of $0.6 million in other expenses. Manufacturing SG&A as a percentage of revenue for the fiscal year 2015 was 20.7%, an increase of 1.8%, from 18.9% for the fiscal year 2014.

The increase in unallocated corporate SG&A of $19.1 million was related to an increase of $7.3 million in stock-based compensation, primarily related to our annual stock-based grants made in the first quarter of 2015, which included a new retirement vesting provision and the modification of certain stock-based awards as part of executive retirement transitions; an increase of $7.3 million in costs associated with the evaluation and integration of acquisitions and compensation costs related to business acquisitions; an increase of $2.2 million in compensation, benefits and other employee-related expenses; an increase of $2.0 million in external consulting and other service expenses; an increase of $1.9 million in information technology related expenses; and an increase of $0.4 million in other expenses; partially offset by a decrease of $2.0 million in contingent consideration related to business acquisitions.
Amortization of Intangible Assets Amortization of intangibles for the fiscal year 2015 was $24.2 million, a decrease of $1.8 million, or 6.7%, from $26.0 million for the fiscal year 2014, due primarily to certain intangibles acquired in connection with several Discovery Services and Safety Assessment businesses becoming fully amortized and the effect of changes in foreign currency exchange rates, partially offset by an increase due to recent acquisitions, primarily Argenta, BioFocus, ChanTest, Sunrise, Celsis and Oncotest.
Interest Income Interest income, which represents earnings on held cash, cash equivalents, and time deposits was $1.0 million for the fiscal year 2015, a decrease of $0.2 million, or 9.4%, compared to $1.2 million for the fiscal year 2014.
Interest Expense Interest expense for the fiscal year 2015 was $15.1 million, an increase of $3.1 million, or 26.1%, compared to $12.0 million for the fiscal year 2014. The increase was due primarily to the write-off of a portion of debt issuance costs in connection with the modification of our $970M Credit Facility in April 2015, interest expense related to new capital leases, and overall higher average debt due to additional borrowings related to business acquisitions.
Other Income (Expense), Net Other income (expense), net was a net other income of $3.0 million for the fiscal year 2015, a decrease of $7.7 million, or 71.9%, compared to a net other income of $10.7 million for the fiscal year 2014. The decrease in other income (expense), net was driven by a decrease of $10.4 million due to a reversal of the indemnification asset associated with a pre-acquisition tax position and corresponding unrecognized tax benefit; a decrease of $5.5 million in income from our investments in limited partnerships accounted for under the equity method; and the absence of a noncash gain of $2.1 million related to assets assumed at our Frederick, Maryland, facility following the termination of a customer contract, which was recorded in the fiscal year 2014; partially offset by a bargain purchase gain of $9.8 million associated with the acquisition of Sunrise and an increase of $0.5 million from other activity.
Income Taxes Income tax expense was $43.4 million for the fiscal year 2015, a decrease of $4.3 million, compared to $47.7 million for the fiscal year 2014. Our effective tax rate was 22.2% in the fiscal year 2015, compared to 26.8% in the fiscal year 2014. The decrease was primarily attributable to a $10.4 million reduction in unrecognized tax benefits and related interest due to the expiration of the statute of limitations associated with pre-acquisition tax positions on the forgiveness of debt and a non-taxable bargain purchase gain of $9.8 million associated with the acquisition of Sunrise. These benefits were offset by a tax accrual of $6.6 million of withholding taxes in order to access cash from our Canadian and Chinese operations for use outside of the U.S.
Fiscal Year 2014 Compared to Fiscal Year 2013
Revenue

	Fiscal Year
	2014	2013	$ Change	% Change	Impact of FX
	(in millions, except percentages)
RMS	$507.4	$511.3	$(3.9)	(0.8)%	(0.7)%
DSA	538.2	432.4	105.8	24.5%	0.3%
Manufacturing	252.1	221.8	30.3	13.7%	0.2%
Total revenue	$1,297.7	$1,165.5	$132.2	11.3%	(0.1)%
Revenue for the fiscal year 2014 increased $132.2 million, or 11.3%, compared with the fiscal year 2013. The negative effect of changes in foreign currency exchange rates decreased revenue by $1.7 million, or 0.1%, when compared to the prior period.
RMS revenue decreased $3.9 million due to lower research models services and research models revenue, primarily in Japan and Europe. Additionally, the fiscal year 2013 included a $1.5 million revenue adjustment related to inaccurate billings with respect to certain government contracts. See Note 13, “Commitments and Contingencies.”

DSA revenue increased $105.8 million due to an increase in the Discovery Services business, which included the Argenta and BioFocus acquisition that contributed $71.4 million to revenue growth, as well as higher revenue in the Safety Assessment business.
Manufacturing revenue increased $30.3 million, driven by broad-based growth across all three businesses, particularly the Microbial Solutions business.
Service revenue for the fiscal year 2014 was $797.8 million, an increase of $108.6 million, or 15.8%, compared to $689.2 million for the fiscal year 2013. The increase in service revenue was due to the acquisition of Argenta and BioFocus that contributed $68.9 million to service revenue growth, as well as higher revenue in the Safety Assessment business, primarily driven by increased volume. Product revenue for the fiscal year 2014 was $499.9 million, an increase of $23.5 million, or 4.9%, compared to $476.4 million for the fiscal year 2013. The increase was due to growth in our Manufacturing businesses, particularly Microbial Solutions, and the acquisition of Argenta and BioFocus that contributed $2.5 million to product revenue growth.
Cost of Products Sold and Services Provided (Excluding Amortization of Intangible Assets)

	Fiscal Year
	2014	2013	$ Change	% Change
	(in millions, except percentages)
RMS	$317.2	$331.8	$(14.6)	(4.4)%
DSA	387.3	325.6	61.7	18.9%
Manufacturing	120.5	113.2	7.3	6.4%
Total cost of products sold and services provided (excluding amortization of intangible assets)	$825.0	$770.6	$54.4	7.1%
Costs for the fiscal year 2014 increased $54.4 million, or 7.1%, compared with the fiscal year 2013. Costs as a percentage of revenue for the fiscal year 2014 were 63.6%, a decrease of 2.5%, from 66.1% for the fiscal year 2013. The costs above include asset impairments, which were previously presented separately in our consolidated statement of income.
RMS costs decreased $14.6 million, primarily the result of lower accelerated depreciation expense associated with global efficiency initiatives in our research models business. RMS costs as a percentage of revenue for the fiscal year 2014 were 62.5%, a decrease of 2.4%, from 64.9% for the fiscal year 2013, the result of global efficiency initiatives in our research models business.
DSA costs increased $61.7 million due to a $49.1 million increase in Discovery Services costs, which includes a higher cost base due to the Argenta and BioFocus acquisition, and a $12.6 million increase in Safety Assessment costs, as a result of increased revenues. DSA costs as a percentage of revenue for the fiscal year 2014 were 72.0%, a decrease of 3.3%, from 75.3% for the fiscal year 2013, as a result of leverage of fixed costs from higher revenues.
Manufacturing costs increased $7.3 million, primarily as a result of higher revenue for each of our Manufacturing businesses. Manufacturing costs as a percentage of revenue for the fiscal year 2014 were 47.8%, a decrease of 3.2%, from 51.0% for the fiscal year 2013, as a result of leverage of fixed costs from higher revenue.
Costs of services provided for the fiscal year 2014 was $558.6 million, an increase of $60.7 million, or 12.2%, compared to $497.9 million for the fiscal year 2013. The increase was due to a higher cost base as a result of the acquisition of Argenta and BioFocus, and increased costs in the Safety Assessment business as a result of increased revenue. Costs of products sold for the fiscal year 2014 was $266.4 million, a decrease of $6.4 million, or 2.3%, compared to $272.8 million for the fiscal year 2013. The decrease was primarily due to lower accelerated depreciation expense associated with global efficiency initiatives in our research models business; partially offset by growth in our Manufacturing business and a higher costs base due to the acquisition of Argenta and BioFocus.

Selling, General and Administrative Expenses

	Fiscal Year
	2014	2013	$ Change	% Change
	(in millions, except percentages)
RMS	$66.2	$60.0	$6.2	10.3%
DSA	63.1	49.7	13.4	27.0%
Manufacturing	47.6	42.0	5.6	13.3%
Unallocated corporate	92.1	74.0	18.1	24.5%
Total selling, general and administrative	$269.0	$225.7	$43.3	19.2%
SG&A for the fiscal year 2014 increased $43.3 million, or 19.2%, compared with the fiscal year 2013. SG&A as a percentage of revenue for the fiscal year 2014 was 20.7%, an increase of 1.3%, from 19.4% for the fiscal year 2013.
The increase in RMS SG&A of $6.2 million was related to an increase of $2.5 million in compensation, benefits and other employee related expenses; the recording of $1.6 million in charges related to an arbitration award in favor of a large model supplier; an increase of $0.5 million in severance due to consolidation plans in the U.S. and Japan; and an increase of $2.6 million in other expenses; partially offset by a decrease of $1.0 million due to a gain on the sale of a facility impacted by a consolidation plan. RMS SG&A as a percentage of revenue for the fiscal year 2014 was 13.0%, an increase of 1.3%, from 11.7% for the fiscal year 2013.
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
The increase in unallocated corporate SG&A of $18.1 million was related to an increase of $7.4 million in compensation, benefits and other employee related expenses; an increase of $5.1 million of stock-based compensation, primarily related to our new hire grants; our annual stock-based grants made in February 2014 and increased expense recognized for performance share units whose payout is based upon our financial performance; an increase of $4.8 million in external consulting and other service expenses; an increase of $4.5 million of costs associated with the evaluation and integration of acquisitions; and an increase of $1.4 million in other expenses; partially offset by a reduction of $5.1 million in information technology related expenses.
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
Interest Expense Interest expense for the fiscal year 2014 was $12.0 million, a decrease of $9.0 million, or 42.9%, compared to $21.0 million for the fiscal year 2013. The decrease was primarily the result of the retirement of our senior convertible debentures late in the second quarter of the fiscal year 2013, which lowered our effective interest rate.
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

Income Taxes Income tax expense in the fiscal year 2014 increased $14.8 million, compared with the fiscal year 2013. Our effective tax rate was 26.8% in the fiscal year 2014, compared to 23.8% in the fiscal year 2013. The increase was primarily attributable to current-year tax law changes, including a statutory 25% decrease in the Canadian Scientific Research and Experimental Development (SR&ED) credit and an increase in the limitation of deductibility of interest expense in France. In addition, the effective tax rate for the fiscal year 2014 reflected a discrete tax cost of $1.6 million related to the nondeductible transaction costs incurred in the fiscal year 2014 for the acquisition of the Early Discovery businesses and a discrete tax cost of $1.2 million related to the write-off of deferred tax assets as a result of the reorganization of the Company’s RMS U.K. entities. These increases were partially offset by a $2.1 million release of an uncertain tax position resulting from an ability to offset tax on a capital gain from an investment in a limited partnership. The fiscal year 2013 effective tax rate included a discrete tax detriment of $2.0 million related to the ongoing transfer pricing controversy with the Canadian Revenue Authority (CRA).
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
The following table presents our cash, cash equivalents and investments held by U.S. and non-U.S. entities:

	December 26, 2015	December 27, 2014
	(in millions)
Cash and cash equivalents:
Held by U.S. entities	$3.6	$10.0
Held by non-U.S. entities	114.3	150.0
Total cash and cash equivalents	117.9	160.0
Investments:
Held by U.S. entities	4.5	2.8
Held by non-U.S. entities	16.0	13.4
Total cash, cash equivalents and investments	$138.4	$176.2
Borrowings
In April, 2015, we amended and restated our $970M Credit Facility, creating a $1.3 billion facility ($1.3B Credit Facility) that provides for a $400.0 million term loan facility and a $900.0 million multi-currency revolving facility. The term loan facility matures in 20 quarterly installments with the last installment due April 22, 2020. The revolving facility matures on April 22, 2020 and requires no scheduled payment before that date. The interest rates applicable to term loans and revolving loans under our credit agreement are, at our option, equal to either the alternate base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted LIBOR rate plus 1%), or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio.
Amounts outstanding under the $1.3B Credit Facility were as follows as of December 26, 2015 and December 27, 2014:

	December 26, 2015	December 27, 2014
	(in millions)
Term loans	$390.0	$378.0
Revolving credit facility	446.0	375.5
Total	$836.0	$753.5
In connection with our plan to acquire WIL Research, we entered into a commitment letter, pursuant to which our existing credit facility will be expanded to make available to us up to an additional $350.0 million in debt financing.
Repurchases of Common Stock
In July 2010, our Board of Directors authorized a $500.0 million stock repurchase program, and subsequently approved increases for an aggregate authorization of $1,150.0 million. During the fiscal year 2015, we repurchased approximately 1.5 million shares at a cost of $108.8 million. As of December 26, 2015, we had $69.7 million remaining on the authorized stock repurchase program. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, performance share units, and restricted stock units in order to satisfy individual minimum statutory tax withholding requirements. During the fiscal year 2015, we acquired approximately 0.1 million shares for $8.7 million.
Cash Flows
The following table presents our net cash provided by operating activities:

	Fiscal Year
	2015	2014	2013
	(in millions)
Income from continuing operations	$152.0	$129.9	$105.4
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities	126.6	126.0	129.0
Changes in assets and liabilities	9.6	(3.8)	(25.4)
Net cash provided by operating activities	$288.2	$252.1	$209.0
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our income from continuing operations for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, gains (losses) on investments in limited partnerships and gains on bargain purchases, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. The increases in cash provided by operating activities from the fiscal year 2014 to 2015 and from the fiscal year 2013 to 2014 were primarily driven by higher income from continuing operations and changes in assets and liabilities. Our days sales outstanding, which includes deferred revenue as an offset to accounts receivable in the calculation, was 51 days as of December 26, 2015, compared to 52 days as of December 27, 2014 and 56 days as of December 28, 2013.
The following table presents our net cash used in investing activities:

	Fiscal Year
	2015	2014	2013
	(in millions)
Acquisition of businesses and assets, net of cash acquired	$(247.7)	$(234.3)	$(29.2)
Capital expenditures	(63.3)	(56.9)	(39.1)
Investments, net	(7.1)	(5.6)	(6.0)
Other, net	(2.2)	(1.2)	0.3
Net cash used in investing activities	$(320.3)	$(298.0)	$(74.0)
The primary use of cash in investing activities in the fiscal year 2015 was related to our acquisitions, primarily Celsis for $202.0 million, net of cash acquired; Oncotest for $35.2 million, net of cash acquired; and Sunrise for $9.6 million, net of cash acquired, as well as our capital expenditures. The primary use of cash in the fiscal year 2014 was related to our acquisitions, primarily Argenta and BioFocus for $182.5 million, net of cash acquired; and ChanTest for $51.1 million, net of cash acquired, as well as our capital expenditures. The primary use of cash in the fiscal year 2013 was our acquisition of 75% of Vital River for $24.2 million, net of cash acquired, and of a Microbial Solutions products and service provider in Singapore for $4.9 million.

The following table presents our net cash provided by (used in) financing activities:

	Fiscal Year
	2015	2014	2013
	(in millions)
Proceeds from long-term debt and revolving credit agreement	$492.5	$298.9	$511.8
Proceeds from exercises of stock options	39.3	73.7	93.8
Payments on long-term debt, capital lease obligation and revolving credit agreement	(417.3)	(194.5)	(523.3)
Purchase of treasury stock	(117.5)	(122.0)	(165.9)
Other, net	7.5	5.3	(0.6)
Net cash provided by (used in) financing activities	$4.5	$61.4	$(84.2)
For the fiscal year 2015, cash provided by financing activities reflected net borrowings of $75.2 million and proceeds from exercises of employee stock options of $39.3 million, partially offset by treasury stock purchases of $117.5 million made pursuant to our authorized stock repurchase program. For the fiscal year 2014, cash provided by financing activities reflected net borrowings of $104.4 million and proceeds from exercises of employee stock options of $73.7 million, partially offset by treasury stock purchases of $122.0 million made pursuant to our authorized stock repurchase program. For the fiscal year 2013, cash used in financing activities reflected net debt repayments of $11.5 million and treasury stock purchases of $165.9 million, partially offset by proceeds from exercises of employee stock options of $93.8 million.
Contractual Commitments and Obligations
Minimum future payments of our contractual obligations as of December 26, 2015 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in millions)
Notes payable (1)	$836.2	$15.2	$55.0	$766.0	$—
Operating leases (2)	85.4	19.7	29.8	17.8	18.1
Capital leases	50.4	3.4	5.4	5.2	36.4
Redeemable noncontrolling interest (3)	28.0	28.0	—	—	—
Limited partnership capital commitments (4)	36.2	21.3	14.9	—	—
Contingent consideration (5)	3.3	0.9	2.4	—	—
Total contractual cash obligations	$1,039.5	$88.5	$107.5	$789.0	$54.5

(1)	Notes payable includes the principal payments on our debt.

(2)
We lease properties and equipment for use in our operations. In addition to rent, the leases may require us to pay additional amounts for taxes, insurance, maintenance and other operating expenses. Amounts reflected within the table, detail future minimum rental commitments under non-cancellable operating leases for each of the periods presented.

(3)
The estimated cash obligation for redeemable noncontrolling interest, which is exercisable by the non-controlling interest holders in 2016 at fair value, is based on the estimated fair value of the interest as of December 26, 2015.

(4)
The timing of the remaining capital commitment payments to limited partnerships is subject to the procedures of the limited partnerships; the above table reflects the earliest possible date the payment can be required under the relevant agreements.

(5)
In connection with business acquisitions, we agreed to make additional payments of up to $3.3 million based upon the achievement of certain financial targets. The contingent consideration obligation included in the table above has not been probability adjusted or discounted.

The above table excludes obligations related to our pension and other post-retirement benefit plans. Refer to Item 8, “Financial Statements and Other Supplementary Data” in this Annual Report on Form 10-K for more details.
Tax Related Obligations
We excluded liabilities pertaining to uncertain tax positions from our summary of contractual obligations presented above, as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 26, 2015, we had $23.3 million of liabilities associated with uncertain tax positions.

Off-Balance Sheet Arrangements
As of December 26, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act, except as disclosed below.
WIL Research
On January 6, 2016, we entered into a definitive agreement to acquire WIL Research. In the event the agreement is terminated under specified circumstances, we may be required to pay WIL Research a termination fee of $17.5 million. Refer to Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more details.
Investments in Limited Partnerships
We invest in several venture capital limited partnerships that invest in start-up companies, primarily in the life sciences industry. Our total commitment to these entities as of December 26, 2015 was $65.0 million, of which we had funded $28.8 million as of December 26, 2015. Refer to Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more details.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of December 26, 2015, our debt portfolio was comprised primarily of floating interest rate borrowings. A 100-basis point increase in interest rates would increase our annual pre-tax interest expense by approximately $8.4 million.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the company’s foreign subsidiaries are the Euro, British Pound and Canadian Dollar. During the fiscal year 2015, the most significant drivers of foreign currency translation adjustment the Company recorded as part of comprehensive income were the Euro and Canadian Dollar, and to a lesser extent, the British Pound.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows, often in ways that are difficult to predict. In particular, as the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expense, which will also decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue and expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the fiscal year 2015, our revenue would have decreased by approximately $55.7 million and our operating income would have increased by approximately $0.8 million, respectively, if the U.S. dollar exchange rate would have strengthened by 10% with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
During the fiscal year 2015, we utilized foreign exchange contracts, principally to hedge certain balance sheet exposures resulting from currency fluctuations.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Charles River Laboratories International, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of Charles River Laboratories International, Inc. and its subsidiaries at December 26, 2015 and December 27, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2015 and 2014 due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.
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
As described in Management's Report on Internal Control over Financial Reporting, management has excluded Sunrise Farms, Inc., Celsis Group Limited and Oncotest GmbH from its assessment of internal control over financial reporting as of December 26, 2015 because they were acquired by the Company during 2015. We have also excluded Sunrise Farms, Inc., Celsis Group Limited and Oncotest GmbH from our audit of internal control over financial reporting. Sunrise Farms, Inc., Celsis Group Limited and Oncotest GmbH are wholly-owned subsidiaries whose total assets and total revenues collectively represent 14.4 percent and 1.4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 26, 2015.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 12, 2016

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year
	2015	2014	2013
Service revenue	$858,244	$797,765	$689,166
Product revenue	505,058	499,897	476,362
Total revenue	1,363,302	1,297,662	1,165,528
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	568,227	558,578	497,876
Cost of products sold (excluding amortization of intangible assets)	263,983	266,424	272,750
Selling, general and administrative	300,414	269,033	225,695
Amortization of intangible assets	24,229	25,957	17,806
Operating income	206,449	177,670	151,401
Other income (expense):
Interest income	1,043	1,154	730
Interest expense	(15,072)	(11,950)	(20,969)
Other income (expense), net	3,008	10,721	7,165
Income from continuing operations, before income taxes	195,428	177,595	138,327
Provision for income taxes	43,391	47,671	32,911
Income from continuing operations, net of income taxes	152,037	129,924	105,416
Loss from discontinued operations, net of income taxes	(950)	(1,726)	(1,265)
Net income	151,087	128,198	104,151
Less: Net income attributable to noncontrolling interests	(1,774)	(1,500)	(1,323)
Net income attributable to common shareholders	$149,313	$126,698	$102,828
Earnings (loss) per common share
Basic:
Continuing operations attributable to common shareholders	$3.23	$2.76	$2.18
Discontinued operations	$(0.02)	$(0.04)	$(0.03)
Net income attributable to common shareholders	$3.21	$2.72	$2.15
Diluted:
Continuing operations attributable to common shareholders	$3.15	$2.70	$2.15
Discontinued operations	$(0.02)	$(0.04)	$(0.03)
Net income attributable to common shareholders	$3.13	$2.66	$2.12

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year
	2015	2014	2013
Net income	$151,087	$128,198	$104,151
Foreign currency translation adjustment and other	(61,982)	(48,955)	(15,322)
Cumulative translation adjustment related to intercompany loan forgiveness	(2,341)	—	—
Pension and other post-retirement benefit plans (Note 10):
Prior service cost and gains (losses) arising during the period	(302)	(42,236)	19,293
Amortization of net gains (losses) and prior service benefit included in net periodic pension cost	2,617	1,234	3,017
Comprehensive income, before income taxes	89,079	38,241	111,139
Income tax expense (benefit) related to items of other comprehensive income (Note 8)	530	(9,897)	7,805
Comprehensive income, net of income taxes	88,549	48,138	103,334
Less: Comprehensive income related to noncontrolling interests	537	1,044	1,752
Comprehensive income attributable to common shareholders	$88,012	$47,094	$101,582

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 26, 2015	December 27, 2014
Assets
Current assets:
Cash and cash equivalents	$117,947	$160,023
Trade receivables, net	270,068	257,991
Inventories	93,735	89,043
Prepaid assets	30,198	26,900
Other current assets	47,286	45,297
Total current assets	559,234	579,254
Property, plant and equipment, net	677,959	676,797
Goodwill	438,829	321,077
Client relationships, net	213,374	161,401
Other intangible assets, net	67,430	17,474
Deferred tax assets	40,028	41,624
Other assets	71,643	72,951
Total assets	$2,068,497	$1,870,578
Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Current portion of long-term debt and capital leases	$17,033	$31,904
Accounts payable	36,675	33,815
Accrued compensation	72,832	71,569
Deferred revenue	81,343	78,124
Accrued liabilities	89,494	67,380
Other current liabilities	12,544	9,595
Current liabilities of discontinued operations	1,840	2,299
Total current liabilities	311,761	294,686
Long-term debt, net and capital leases	845,997	740,557
Deferred tax liabilities	48,223	23,087
Other long-term liabilities	89,062	99,545
Long-term liabilities of discontinued operations	7,890	8,357
Total liabilities	1,302,933	1,166,232
Commitments and contingencies (Notes 2, 7, 9, 10, 13 and 16)
Redeemable noncontrolling interest	28,008	28,419
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 85,464 shares issued and 46,698 shares outstanding at December 26, 2015 and 84,503 shares issued and 47,327 shares outstanding at December 27, 2014	855	845
Additional paid-in capital	2,397,960	2,307,640
Retained earnings (accumulated deficit)	10,538	(138,775)
Treasury stock, at cost, 38,766 shares and 37,176 shares at December 26, 2015 and December 27, 2014, respectively	(1,540,738)	(1,423,260)
Accumulated other comprehensive loss	(135,548)	(74,247)
Total equity attributable to common shareholders	733,067	672,203
Noncontrolling interests	4,489	3,724
Total equity	737,556	675,927
Total liabilities, redeemable noncontrolling interest and equity	$2,068,497	$1,870,578
See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2015	2014	2013
Cash flows relating to operating activities
Net income	$151,087	$128,198	$104,151
Less: Loss from discontinued operations	(950)	(1,726)	(1,265)
Income from continuing operations	152,037	129,924	105,416
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	94,881	96,445	96,636
Amortization of debt issuance costs and discounts	2,380	1,725	9,561
Impairment charges	196	582	4,202
Stock-based compensation	40,122	31,035	24,542
Deferred income taxes	2,689	7,060	(846)
Gain on investments in limited partnerships	(3,823)	(9,301)	(5,864)
Gain on bargain purchase	(9,837)	—	—
Other, net	(28)	(1,564)	755
Changes in assets and liabilities:
Trade receivables, net	(16,963)	(28,088)	(19,492)
Inventories	3,364	(2,956)	(1,571)
Other assets	850	(5,145)	2,421
Accounts payable	1,174	4,599	(7,080)
Accrued compensation	8,414	13,631	11,926
Deferred revenue	6,274	22,244	(3,297)
Accrued liabilities	14,069	8,284	759
Taxes payable and prepaid taxes	(3,906)	(7,090)	(3,054)
Other liabilities	(3,659)	(9,253)	(5,969)
Net cash provided by operating activities	288,234	252,132	209,045
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(247,651)	(234,267)	(29,218)
Capital expenditures	(63,252)	(56,925)	(39,154)
Purchases of investments	(34,235)	(26,648)	(17,566)
Proceeds from sale of investments and distributions from investments in limited partnerships	27,072	21,000	11,584
Other, net	(2,221)	(1,150)	307
Net cash used in investing activities	(320,287)	(297,990)	(74,047)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit agreement	492,514	298,920	511,804
Proceeds from exercises of stock options	39,367	73,688	93,789
Payments on long-term debt, capital lease obligations and revolving credit agreement	(417,331)	(194,536)	(523,304)
Purchase of treasury stock	(117,478)	(122,018)	(165,932)
Other, net	7,476	5,360	(594)
Net cash provided by (used in) financing activities	4,548	61,414	(84,237)
Discontinued operations
Net cash used in operating activities from discontinued operations	(1,876)	(1,081)	(1,906)
Effect of exchange rate changes on cash and cash equivalents	(12,695)	(10,379)	(2,613)
Net change in cash and cash equivalents	(42,076)	4,096	46,242
Cash and cash equivalents, beginning of period	160,023	155,927	109,685
Cash and cash equivalents, end of period	$117,947	$160,023	$155,927

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Fiscal Year
	2015	2014	2013
Supplemental cash flow information:
Cash paid for income taxes	$24,436	$29,704	$19,139
Cash paid for interest	$11,101	$10,199	$12,029
Non-cash investing and financing activities:
Capitalized interest	$424	$1,032	$243
Additions to property, plant and equipment, net	$6,720	$4,355	$6,960
Assets acquired under capital lease	$10,281	$18,690	$—

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 29, 2012	79,608	$796	$2,097,316	$(368,301)	$6,603	31,388	$(1,135,609)	$600,805	$2,395	$603,200
Net income	—	—	—	102,828	—	—	—	102,828	636	103,464
Other comprehensive income (loss)	—	—	—	—	(1,246)	—	—	(1,246)	62	(1,184)
Adjustment of redeemable noncontrolling interest to fair value	—	—	(10,564)	—	—	—	—	(10,564)	—	(10,564)
Tax benefit associated with stock issued under employee compensation plans	—	—	1,069	—	—	—	—	1,069	—	1,069
Issuance of stock under employee compensation plans	2,915	29	93,792	—	—	—	—	93,821	—	93,821
Acquisition of treasury shares	—	—	—	—	—	3,581	(170,271)	(170,271)	—	(170,271)
Stock-based compensation	—	—	24,542	—	—	—	—	24,542	—	24,542
December 28, 2013	82,523	825	2,206,155	(265,473)	5,357	34,969	(1,305,880)	640,984	3,093	644,077
Net income	—	—	—	126,698	—	—	—	126,698	645	127,343
Other comprehensive loss	—	—	—	—	(79,604)	—	—	(79,604)	(14)	(79,618)
Adjustment of redeemable noncontrolling interest to fair value	—	—	(7,425)	—	—	—	—	(7,425)	—	(7,425)
Tax benefit associated with stock issued under employee compensation plans	—	—	4,301	—	—	—	—	4,301	—	4,301
Issuance of stock under employee compensation plans	1,980	20	73,574	—	—	—	—	73,594	—	73,594
Acquisition of treasury shares	—	—	—	—	—	2,207	(117,380)	(117,380)	—	(117,380)
Stock-based compensation	—	—	31,035	—	—	—	—	31,035	—	31,035
December 27, 2014	84,503	845	2,307,640	(138,775)	(74,247)	37,176	(1,423,260)	672,203	3,724	675,927
Net income	—	—	—	149,313	—	—	—	149,313	936	150,249
Other comprehensive loss	—	—	—		(61,301)	—	—	(61,301)	(171)	(61,472)
Adjustment of redeemable noncontrolling interest to fair value	—	—	183	—	—	—	—	183	—	183
Tax benefit associated with stock issued under employee compensation plans	—	—	10,608	—	—	—	—	10,608	—	10,608
Issuance of stock under employee compensation plans	961	10	39,407	—	—	—	—	39,417	—	39,417
Acquisition of treasury shares	—	—	—	—	—	1,590	(117,478)	(117,478)	—	(117,478)
Stock-based compensation	—	—	40,122	—	—	—	—	40,122	—	40,122
December 26, 2015	85,464	$855	$2,397,960	$10,538	$(135,548)	38,766	$(1,540,738)	$733,067	$4,489	$737,556

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Charles River Laboratories International, Inc. (the Company), together with its subsidiaries, is a full service, early-stage contract research organization (CRO). The Company has built upon its core competency of laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of discovery and safety assessment services, both Good Laboratory Practice (GLP) and non-GLP, which is able to support its clients from target identification through preclinical development. The Company also provides a suite of products and services to support its clients’ manufacturing activities.
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
The Company’s fiscal quarters consists of the 3 months ending on the last Saturday on, or prior to, March 31, June 30, September 30 and December 31.
Reclassifications
Certain reclassifications have been made to prior year statements to conform to the current year presentation. These reclassifications have no impact on period reported net income or cash flow.
Segment Reporting
During the quarter ended June 28, 2014, following its acquisition of the CRO services division of Galapagos N.V. (Argenta and BioFocus), the Company revised its reportable segments to ensure alignment with the Company’s view of the business. The Company reviewed the new and existing markets addressed by the business, the recently revised go-to-market strategy, long-term operating margins, and the discrete financial information available to its Chief Operating Decision Maker, and considered how its businesses aggregate based on these qualitative and quantitative factors. Based on this review, the Company identified three reportable segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA) and Manufacturing Support (Manufacturing). The Company reported segment results on this basis for all periods presented.
The revised reportable segments are as follows:

Research Models and Services	Discovery and Safety Assessment	Manufacturing Support
Research Models	Discovery Services (2)	Microbial Solutions (formerly Endotoxin and Microbial Detection, or EMD)
Research Model Services (1)	Safety Assessment	Avian
Biologics
(1) Research Model Services includes Genetically Engineered Models and Services (GEMS), Research Animal Diagnostic Services (RADS), and Insourcing Solutions (IS).
(2) Discovery Services includes both the In Vivo Discovery business and the Early Discovery business. Early Discovery includes Argenta and BioFocus, which were acquired in April 2014, ChanTest Corporation (ChanTest), which was acquired in October 2014 and Oncotest GmbH (Oncotest), which was acquired in November 2015.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Cash and Cash Equivalents
Cash equivalents include money market funds, time deposits and other investments with remaining maturities at the purchase date of three months or less.
Investments
Marketable securities are reported at fair value. Realized gains and losses on marketable securities are included in other income (expense), net and are determined using the specific identification method. Unrealized gains and losses on available-for-sale marketable securities are included in accumulated other comprehensive income (loss). Time deposits with original maturities of greater than three months are reported as investments.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade receivables. The Company places cash and cash equivalents and investments in various financial institutions with high credit rating and limits the amount of credit exposure to any one financial institution. Trade receivables are primarily from clients in the pharmaceutical and biotechnology industries, as well as academic and government institutions. Concentrations of credit risk with respect to trade receivables, which are typically unsecured, are limited due to the wide variety of customers using the Company’s products and services as well as their dispersion across many geographic areas. No single client accounted for more than 5% of revenue or trade receivables for any period presented.
Fair Value Measurements
The accounting standard for fair value measurements defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and requires certain disclosures about fair value measurements. Under this standard, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy:

•	Level 1 - Fair values are determined utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access;

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Valuation methodologies used for assets and liabilities measured or disclosed at fair value are as follows:

•	Cash equivalents - Valued at quoted market prices determined through third-party pricing services.

•	Mutual funds - Valued at the unadjusted quoted net asset value of shares held by the Company.

•	Foreign currency forward contracts - Valued using readily observable market inputs, such as forward foreign exchange points and foreign exchanges rates.

•	Life insurance policies - Valued at cash surrender value based on fair value of underlying investments.

•	Contingent consideration - Valued based on a probability weighting of the future cash flows associated with the potential outcomes.

•	Redeemable noncontrolling interest - Valued using the income approach based on estimated future cash flows of the underlying business discounted by a weighted average cost of capital.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined on the average cost method for the small model business and first-in-first-out for the Company’s large model and Microbial Solutions businesses. For the small model business, cost includes direct materials such as feed and bedding, costs of personnel directly involved in the care of the models, and an allocation of facility overhead. For the large model business, cost is primarily the external cost paid to acquire the model. Certain businesses value inventory based on standard costs, which are periodically compared to and adjusted to actual costs. Inventory costs are charged to cost of revenue in the period the products are sold to an external party. The Company analyzes its inventory levels on a quarterly basis and writes down inventory that is determined to be damaged, obsolete or otherwise unmarketable, with a corresponding charge to cost of products sold.
Property, Plant and Equipment, Net
Property, plant and equipment, including improvements that significantly add to productive capacity or extend useful life, are carried at cost and are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The cost of normal, recurring, or periodic repairs and maintenance activities related to property, plant and equipment is expensed as incurred. In addition, the Company capitalizes certain internal use computer software development costs. Costs incurred during the preliminary project stage are expensed as incurred, while costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs related to software obtained for internal use are expensed as incurred.
Interest costs incurred during the construction of major capital projects are capitalized until the underlying asset is ready for its intended use, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company generally depreciates the cost of its property, plant and equipment using the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated Useful Lives
(in years)
Land	Indefinite
Buildings	20 - 40
Machinery and equipment	3 - 20
Furniture and fixtures	5 - 10
Computer hardware and software	3 - 8
Vehicles	3 - 5
Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term. Capital lease assets are amortized over the lease term, however, if ownership is transferred by the end of the capital lease, or there is a bargain purchase option, such capital lease assets are amortized over the useful life that would be assigned if such assets were owned.
When the Company disposes of property, plant and equipment, it removes the associated cost and accumulated depreciation from the related accounts on its consolidated balance sheet and includes any resulting gain or loss in its consolidated statement of income.
Business Acquisitions
The Company accounts for acquisitions as business acquisitions under the acquisition method of accounting. The Company allocates the amounts that it pays for each acquisition to the assets it acquires and liabilities it assumes based on their fair values at the dates of acquisition, including identifiable intangible assets. The Company bases the fair value of identifiable intangible assets acquired in a business combination on valuations that use information and assumptions determined by management and which consider management’s best estimates of inputs and assumptions that a market participant would use.
Contingent Consideration
The consideration for the Company’s acquisitions often includes future payments that are contingent upon the occurrence of a particular event. The Company records an obligation for such contingent payments at fair value on the acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and thus likelihood of making related payments. The Company revalues these contingent consideration obligations each reporting period. Changes in the fair value of the contingent consideration obligations are recognized in the Company’s consolidated statements of income as a component of selling, general and administrative expenses. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates and changes in the assumed probabilities of successful achievement of certain financial targets.
Discount rates in the Company’s valuation models represent a measure of the credit risk associated with settling the liability. The period over which the Company discounts its contingent obligations is typically based on when the contingent payments would be triggered. These fair value measurements are based on significant inputs not observable in the market. See Note 5, “Fair Value.”
Goodwill and Intangible Assets
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Definite-lived intangible assets, including client relationships, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset, which requires the use of customer attribution rates and other assumptions. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the definite-lived intangible assets, the definite-lived intangible assets are written-down to their fair values.
Valuation and Impairment of Long-Lived Assets
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable.
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
Limited Partnerships
The Company invests in several venture capital limited partnerships that invest in start-up companies primarily in the life sciences industry. The Company ownership interest in these limited partnerships ranges from 3.6% to 12.0%. The Company accounts for such investments under the equity method of accounting, whereby its portion of the investment gains and losses, as reported in the fund’s financial statements on a quarterly lag each reporting period, is recorded in other income (expense), net. In addition, the Company adjusts the carrying value of these investments to reflect its estimate of changes to fair value since the fund’s financial statements based on information from the fund’s management team, market prices of known public holdings of the fund and other information.
Life Insurance Contracts
Investments in life insurance contracts are recorded at cash surrender value. The initial investment at the transaction price is recognized and remeasured based on fair value of underlying investments or contractual value each reporting period. Investments in and redemptions of these life insurance contracts are reported as cash flows from investing activities in the consolidated statement of cash flows. As of December 26, 2015 and December 27, 2014, the Company held 42 and 40 contracts, respectively, with a face value of $60.5 million and $68.2 million, respectively.
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
For stock options, restricted stock and restricted stock units that vest based on service conditions, the Company uses the straight-line method to allocate compensation expense to reporting periods. Where awards are made with non-substantive vesting periods, where a portion of the award continues to vests after the employee’s retirement, the Company recognizes expense based on the period from the grant date to the date on which the employee is retirement eligible. The Company records the expense for PSU grants subject to performance and/or market conditions using the accelerated attribution method over the remaining service period when management determines that achievement of the performance-based milestone is probable.
The fair value of stock options granted is calculated using the Black-Scholes option-pricing model and the fair value of PSUs is estimated using a lattice model with a Monte Carlo simulation, both of which require the use of subjective assumptions including volatility and expected term, among others. The expected volatility assumption is typically determined using the historical volatility of the Company’s common stock over the expected life of the stock-based award. The expected term is determined using historical option exercise activity. The fair value of restricted stock and restricted stock units is based on the market value of the Company’s common stock on the date of grant.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Billing schedules and payment terms are generally negotiated on a contract-by-contract basis. Payments received in excess of revenue recognized are recorded as deferred revenue. As the contracted services are subsequently performed and the associated revenue is recognized, the deferred revenue balance is reduced by the amount of revenue recognized during the period. In other cases, services may be provided and revenue is recognized before the client is invoiced. In these cases, revenue recognized will exceed amounts billed and the difference, representing amounts which are currently unbillable to the customer pursuant to contractual terms, is recorded as an unbilled receivable. Once the client is invoiced, the unbilled receivable is reduced for the amount billed, and a corresponding trade receivable is recorded.
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
A portion of the Company’s revenue is from multiple-element arrangements that include multiple products and/or services as deliverables in a single arrangement with each deliverable, or a combination of the deliverables, representing a separate unit of accounting. The Company allocates revenues to each element in a multiple-element arrangement based upon the relative selling price of each deliverable. Revenue allocated to each deliverable is then recognized when all revenue recognition criteria are met. Judgments as to the identification of deliverables, units of accounting, the allocation of consideration to the deliverable, and the appropriate timing of revenue recognition are critical with respect to these arrangements.
At the inception of each arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the Company’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; (b) the consideration relates solely to past performance; and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. If a substantive milestone is achieved and collection of the related receivable is reasonably assured, the Company recognizes revenue related to the milestone in its entirety in the period in which the milestone is achieved. In those circumstances where a milestone is not substantive, the Company recognizes as revenue, on the date the milestone is achieved, an amount equal to the applicable percentage of the performance period that had elapsed as of the date the milestone was achieved, with the balance being deferred and recognized over the remaining period of performance. As of December 26, 2015, the Company had no significant milestones that were deemed substantive.
Advertising Costs
Advertising costs are expensed as incurred. For the fiscal years 2015, 2014 and 2013, advertising costs totaled $1.2 million, $1.3 million and $1.1 million, respectively.

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
Foreign Currency Contracts
Foreign currency contracts are recorded at fair value in the Company’s consolidated balance sheet and are not designated as hedging instruments. Any gains or losses on such contracts are immediately recognized in other income (expense), net.
Translation of Foreign Currencies
For the Company’s subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign exchange rates for the period. Adjustments resulting from the translation of the financial statements of our foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income (loss), a separate component of equity.
Pension and Other Post-Retirement Benefit Plans
The Company recognizes the funded status of its defined benefit pension and other post-retirement benefit plans as an asset or liability. This amount is defined as the difference between the fair value of plan assets and the benefit obligation. The Company measures plan assets and benefit obligations as of its fiscal year end.
The key assumptions used to calculate benefit obligations and related pension costs include expected long-term rate of return on plan assets, withdrawal and mortality rates, expected rate of increase in employee compensation levels and discount rate. Assumptions are determined based on the Company’s data and appropriate market indicators, and evaluated each year as of the plan’s measurement date.
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
In the fiscal year 2014, for the U.K. and U.S. plans, the Company adopted newly released mortality tables and mortality improvement scales for measurement of retirement plan obligations, which increased the Company’s benefit obligations by $7.9 million as of December 27, 2014. In the fiscal year 2015, new mortality improvement scales were issued in the U.S. and the U.K. reflecting a decline in longevity projection from the 2014 releases that the Company adopted, which decreased the Company’s benefit obligations by $3.3 million as of December 26, 2015.
The discount rate reflects the rate the Company would have to pay to purchase high-quality investments that would provide cash sufficient to settle its current pension obligations. Beginning in the fiscal year 2014, the Company had employed a discount rate based on a cash-flow matching analysis using Towers Watson’s proprietary Bond:Link tool.  Prior to the fiscal year 2014, the Company employed a cash-flow matching methodology, which used the spot yield curve underlying the Citigroup Index. The refined estimation technique permits the Company to more closely match cash flows to the expected payments to participants than would be possible with the previously used yield curve model. This refinement reduced the Company’s benefit obligations as of December 27, 2014 by $5.5 million.
The rate of compensation increase reflects the expected annual salary increases for the plan participants based on historical experience and the current employee compensation strategy.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is required to recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses and prior service costs or credits that arise but were not previously required to be recognized as components of net periodic benefit cost. Other comprehensive income is adjusted as these amounts are later recognized in income as components of net periodic benefit cost.
Earnings Per Share
Basic earnings per share are calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share is computed using the treasury stock method, assuming the exercise of stock options and the vesting of restricted stock awards, restricted stock units, or PSUs, as well as their related income tax effects.
Newly Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, “Balance Sheet Classification of Deferred Taxes,” that requires companies to classify all deferred tax assets and liabilities, along with any valuation allowance, as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. During the fourth quarter of 2015, the Company elected early adoption of this standard as it improved the efficiency of the year end financial reporting process for income taxes and applied the changes retrospectively to all prior periods presented in its consolidated financial statements.
As of December 27, 2014, the adoption of this standard has resulted in decreases of $27.6 million, $1.5 million, and $7.7 million to other current assets, other current liabilities and noncurrent deferred tax liabilities, respectively, and an increase of $18.4 million to noncurrent deferred tax assets.
In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” that eliminates the current requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers will recognize measurement-period adjustments during the period in which they determine the amount of the adjustments, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. During the fourth quarter of 2015, the Company elected early adoption of this standard. The adoption of this standard did not have a material impact to the Company’s consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU 2015-04, “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets” to provide a practical expedient related to the measurement date of the defined benefit plan assets and obligations. The practical expedient allows employers with fiscal year-end dates that do not coincide with a calendar month end to measure pension and post-retirement benefit plan assets and obligations as of the calendar month-end date closest to the fiscal year end. The standard requires entities that elect the practical expedient to adjust the measurement of benefit plan assets and obligations for contributions or significant events between the month-end measurement date and the entity fiscal year end. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. During the fourth quarter of 2015, the Company elected not to utilize the practical expedient provided by ASU 2015-04.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of debt discounts or premiums. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. During the second quarter of 2015, the Company elected early adoption of this standard and applied the changes retrospectively to all prior periods presented in its consolidated financial statements.
The Company historically presented deferred debt issuance costs, or fees related to directly issuing debt, as assets on the consolidated balance sheets. As of December 27, 2014, the adoption of this standard has resulted in the reclassification of $5.4 million from other assets to long-term debt, net and capital leases. These costs will continue to be amortized as interest expense over the term of the corresponding debt issuance.
In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which amends existing consolidation requirements. The guidance affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the guidance amends (i) the identification of variable interests (fees paid to a

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

decision maker or service provider), (ii) the variable interest entity characteristics for a limited partnership or similar entity and (iii) the primary beneficiary determination. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. During the fourth quarter of 2015, the Company elected early adoption of this standard. The adoption of this standard did not have a material impact to the Company’s consolidated financial statements.
Newly Issued Accounting Pronouncements
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
2. BUSINESS ACQUISITIONS
Oncotest
On November 18, 2015, the Company acquired Oncotest, a German CRO providing discovery services for oncology, one of the largest therapeutic areas for biopharmaceutical research and development spending. With this acquisition, the Company has expanded its oncology services capabilities, enabling it to provide clients with access to a more comprehensive portfolio of technologies, including patient-derived xenograft (PDX) and syngeneic models.  The purchase price for Oncotest was approximately $36.0 million, including $0.3 million in contingent consideration. The acquisition was funded by borrowings on the Company's revolving credit facility. The business is reported in the Company’s DSA reportable segment.
The contingent consideration is a one-time payment that could become payable based on the achievement of a revenue target for the fiscal year 2016. If achieved, the payment will become due in the first quarter of fiscal year 2017. The aggregate, undiscounted amount of contingent consideration that the Company may pay is €2.0 million ($2.2 million as of December 26, 2015). The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes.
The preliminary purchase price allocation of $35.4 million, net of $0.6 million of cash acquired, was as follows:

November 18, 2015
(in thousands)
Trade receivables (contractual amount of $3,546)	$3,520
Inventories	129
Other current assets (excluding cash)	706
Property, plant and equipment	2,528
Definite-lived intangible assets	13,330
Goodwill	22,894
Other long-term assets	250
Current liabilities	(3,456)
Long-term liabilities	(4,470)
Total purchase price allocation	$35,431
The purchase price allocations were prepared on a preliminary basis and are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The breakout of definite-lived intangible assets acquired was as follows:

	Definite-Lived Intangible Assets	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$7,146	19
Developed technology	5,960	19
Other intangible assets	224	3
Total definite-lived intangible assets	$13,330
The goodwill resulting from the transaction is primarily attributed to the potential growth in the Company's DSA businesses from customers and technology introduced through Oncotest, the assembled workforce of the acquired business and expected cost synergies. The goodwill attributable to Oncotest is not deductible for tax purposes.
The Company incurred transaction and integration costs in connection with the acquisition of $2.1 million during the fiscal year 2015, which were included in selling, general and administrative expenses.
Celsis
On July 24, 2015, the Company acquired Celsis Group Limited (Celsis), a leading provider of rapid testing systems for non-sterile bacterial contamination for the biopharmaceutical and consumer products industries. The purpose of this acquisition was to enhance the Company’s portfolio of rapid microbial detection products and services with the addition of a rapid bioburden testing product. The purchase price for Celsis was $214.5 million, including assumed debt and certain liabilities of $10.3 million. The acquisition was funded by cash on hand and borrowings on the Company’s revolving credit facility. The business is reported in the Company’s Manufacturing reportable segment.
The preliminary purchase price allocation of $212.2 million, net of $2.3 million of cash acquired, was as follows:

July 24, 2015
(in thousands)
Trade receivables (contractual amount of $5,410)	$5,288
Inventories	10,103
Other current assets (excluding cash)	13,432
Property, plant and equipment	4,639
Definite-lived intangible assets	118,140
Goodwill	105,380
Other long-term assets	614
Short-term debt	(9,766)
Other current liabilities	(7,448)
Long-term liabilities	(28,146)
Total purchase price allocation	$212,236
The purchase price allocations were prepared on a preliminary basis and are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. During the fiscal year 2015, the Company recorded measurement-period adjustments related to the Celsis acquisition that resulted in an immaterial change to the purchase price allocation. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company incurred transaction and integration costs in connection with the acquisition of $8.8 million during the fiscal year 2015, which were included in selling, general and administrative expenses.
Celsis revenue and operating loss for the fiscal year 2015 were $11.1 million and $6.1 million, respectively. Beginning on July 24, 2015, Celsis has been included in the operating results of the Company.
The following selected unaudited pro forma consolidated results of operations are presented as if the Celsis acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain nonrecurring costs and other adjustments, resulting in a reversal of $0.6 million and additional expenses of $13.1 million for the fiscal years 2015 and 2014, respectively, related to depreciation and amortization of property, plant and equipment, inventory fair value adjustments and intangible assets.

	Fiscal Year
	2015	2014
	(in thousands, except per share amounts)
	(unaudited)
Revenue	$1,380,493	$1,329,025
Net income attributable to common shareholders	162,672	110,387
Earnings per common share
Basic	$3.50	$2.37
Diluted	$3.42	$2.32
These unaudited pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future. No effect has been given for synergies, if any, that may have been realized through the acquisition.
Sunrise
On May 5, 2015, the Company acquired Sunrise Farms, Inc. (Sunrise), a producer of specific-pathogen-free fertile chicken eggs and chickens used in the manufacture of live viruses. The purpose of this business acquisition was to expand the capabilities of the Company’s existing Avian Vaccine Services business. The purchase price of the acquisition was $9.6 million and was funded by cash on hand and borrowings on the Company’s revolving credit facility. The business is reported in the Company’s Manufacturing reportable segment.
The Company recorded a bargain purchase gain of $9.8 million, which represents the excess of the estimated fair value of the net assets acquired over the preliminary purchase price. The bargain purchase gain was recorded in other income (expense), net in the Company’s consolidated statement of income and was not recognized for tax purposes. The Company believes there were several factors that contributed to this transaction resulting in a bargain purchase gain, including the highly specialized nature of Sunrise’s business falling outside of the seller’s core activities and a limited pool of potential buyers.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Before recognizing the gain from the bargain purchase, the Company reassessed its initial identification and valuation of assets acquired and liabilities assumed to validate that all assets and liabilities that the Company was able to identify at the acquisition date were properly recognized.
The preliminary purchase price allocation of $9.6 million, net of less than $0.1 million of cash acquired, was as follows:

May 5, 2015
(in thousands)
Trade receivables (contractual amount of $995)	$981
Inventories	1,518
Other current assets (excluding cash)	973
Property, plant and equipment	13,698
Definite-lived intangible assets	3,400
Current liabilities	(925)
Long-term liabilities	(250)
Fair value of net assets acquired	19,395
Bargain purchase gain	(9,837)
Total purchase price allocation	$9,558
The purchase price allocations were prepared on a preliminary basis and are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. During the fiscal year 2015, the Company recorded measurement-period adjustments related to the Sunrise acquisition that resulted in an immaterial change to the purchase price allocation and bargain purchase gain. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.
The identifiable definite-lived intangible assets acquired represent the client relationships intangible, which is being amortized over the estimated useful life of approximately 15 years.
The Company incurred transaction and integration costs in connection with the acquisition of $1.5 million during the fiscal year 2015, which were included in selling, general and administrative expenses.
ChanTest
On October 29, 2014, the Company acquired ChanTest, a leading provider of ion channel testing services to the biopharmaceutical industry. The acquisition augments the Company’s early discovery capabilities and enhances the Company’s ability to support clients’ target discovery and lead optimization efforts. The purchase price of the acquisition was $59.2 million, including $0.3 million in contingent consideration. The business is reported in the Company’s DSA reportable segment.
The contingent consideration earn-out period ended in the fourth quarter of 2015. As a result, the related contingent consideration liability was reversed and a gain of $0.3 million was recorded in selling, general and administrative expenses, as no payments are expected to be made. The aggregate, undiscounted amount of contingent consideration that could have become payable was $2.0 million. The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase price allocation of $52.0 million, net of $7.2 million in cash acquired, is as follows:

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
The Company incurred insignificant transaction and integration costs in connection with the acquisition during the fiscal year 2015 and costs of $1.1 million during the fiscal year 2014, which were included in selling, general and administrative expenses.
VivoPath
On June 16, 2014, the Company acquired substantially all of the assets of VivoPath LLC (VivoPath), a discovery services company specializing in the rapid, in vivo compound evaluation of molecules in the therapeutic areas of metabolism, inflammation and oncology. The purchase price was $2.3 million, including $1.6 million in contingent consideration, and was allocated primarily to the intangible assets acquired. The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes. The undiscounted total amount of contingent consideration was a maximum of $2.4 million, payable over three years based on the achievement of revenue growth targets and other contractual requirements. During the fiscal year 2015, the Company paid the first year tranche of the contingent consideration of $0.6 million and recorded a gain of $0.8 million, primarily due to a decrease in the expected future contingent consideration payments. As of December 26, 2015, the remaining contingent consideration payable is a maximum of $0.4 million. The business is reported in the Company’s DSA reportable segment.
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
The contingent consideration earn-out period ended on April 1, 2015. As a result, the related contingent consideration liability, as adjusted for subsequent changes in fair value, was reversed and a gain of $0.8 million was recorded in selling, general and administrative expenses during the fiscal year 2015, as no payments are expected to be made. The contingent consideration was a one-time payment that could have become payable in the second quarter of 2015 based on the achievement of a certain revenue target for the twelve-month period following the acquisition. The aggregate, undiscounted amount of contingent consideration that the Company could have paid was €5.0 million ($5.5 million as of December 26, 2015). The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase price allocation of $183.6 million, net of $8.2 million of cash acquired, was as follows:

April 1, 2014
(in thousands)
Current assets (excluding cash)	$31,682
Property, plant and equipment	21,008
Other long-term assets	11,140
Definite-lived intangible assets	104,470
Goodwill	65,235
Current liabilities	(13,139)
Long-term liabilities	(36,802)
Total purchase price allocation	$183,594
The breakout of definite-lived intangible assets acquired was as follows:

	April 1, 2014	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$94,000	18
Backlog	5,900	1
Trademark and trade names	1,170	3
Leasehold interests	1,000	13
Other intangible assets	2,400	19
Total definite-lived intangible assets	$104,470
The goodwill resulting from the transaction is primarily attributed to the potential growth of the Company’s DSA businesses from clients introduced through Argenta and BioFocus, the assembled workforce of the acquired businesses and expected cost synergies. The goodwill attributable to Argenta and BioFocus is not deductible for tax purposes. The Company incurred insignificant transaction and integration costs in connection with the acquisition during the fiscal year 2015 and costs of $5.3 million during the fiscal year 2014, which were included in selling, general and administrative expenses.
Argenta and BioFocus revenue and operating income for the fiscal year 2014 were $71.4 million and $1.8 million, respectively. Beginning on April 1, 2014, Argenta and BioFocus have been included in the operating results of the Company.
The following selected unaudited pro forma consolidated results of operations are presented as if the Argenta and BioFocus acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments, including amortization of intangible assets and depreciation of fixed assets of $3.7 million and other nonrecurring costs.

	Fiscal Year
	2014	2013
	(in thousands, except per share amounts)
	(unaudited)
Revenue	$1,322,771	$1,249,649
Net income attributable to common shareholders	128,195	98,508
Earnings per common share:
Basic	$2.75	$2.06
Diluted	$2.70	$2.03
These unaudited pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future. No effect has been given for synergies, if any, that may have been realized through the acquisition.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Microbial Solutions Singapore (formerly EMD Singapore)
In October 2013, the Company acquired 100% of an Microbial Solutions products and service provider located in Singapore for $4.9 million in cash. The financial results of the acquired entity are included in the Manufacturing reportable segment.
The purchase price allocation was as follows:

October 4, 2013
(in thousands)
Current assets (excluding cash)	$300
Property, plant and equipment	154
Definite-lived intangible assets	1,885
Goodwill	2,659
Current liabilities	(64)
Total purchase price allocation	$4,934
The breakout of definite-lived intangible assets acquired was as follows:

	October 4, 2013	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$1,870	8
Other intangible assets	15	2
Total definite-lived intangible assets	$1,885
The goodwill resulting from the transaction is primarily attributed to the potential growth of the business in Southeast Asia and is not deductible for tax purposes.
Vital River
In January 2013, the Company acquired a 75% ownership interest of Vital River, a commercial provider of research models and related services in China, for $24.2 million, net of $2.7 million of cash acquired. Vital River’s financial results are included in the RMS reportable segment.
The purchase price allocation was as follows:

January 4, 2013
(in thousands)
Current assets (excluding cash)	$3,092
Property, plant and equipment	10,468
Other long-term assets	2,242
Definite-lived intangible assets	16,954
Goodwill	16,989
Current liabilities	(11,303)
Long-term liabilities	(5,260)
Redeemable noncontrolling interest	(8,963)
Total purchase price allocation	$24,219

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Concurrent with the acquisition, the Company entered into a joint venture agreement with the noncontrolling interest holders that provide the Company with the right to purchase the remaining 25% of the entity for cash at its then appraised value beginning in January 2016. Additionally, the noncontrolling interest holders were granted the right to require the Company to purchase the remaining 25% of the entity at its then appraised value beginning in January 2016 for cash. These rights are accelerated in certain events. As the noncontrolling interest holders can require the Company purchase the remaining 25% interest, the noncontrolling interest is classified in the mezzanine section of the consolidated balance sheet, which is above the equity section and below liabilities. The acquisition-date fair value of the noncontrolling interest was determined based on the fair value of the consideration exchanged for the 75% of Vital River. Subsequent to the acquisition, the noncontrolling interest carrying amount is adjusted to the fair value each quarter using an income approach. The income approach uses estimated future cash flows based on projected financial data discounted by a rate which considers the Company’s weighted average cost of capital and the specific risks of achieving these cash flows. Adjustments to fair value are recorded through additional paid-in capital.
3. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables, net is as follows:

	December 26, 2015	December 27, 2014
	(in thousands)
Client receivables	$230,010	$219,118
Unbilled revenue	45,996	43,780
Total	276,006	262,898
Less: Allowance for doubtful accounts	(5,938)	(4,907)
Trade receivables, net	$270,068	$257,991
Provisions to the allowance for doubtful accounts in the fiscal years 2015, 2014 and 2013 were $1.8 million, $0.5 million, and $1.3 million, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of inventories is as follows:

	December 26, 2015	December 27, 2014
	(in thousands)
Raw materials and supplies	$15,998	$15,416
Work in process	12,101	11,802
Finished products	65,636	61,825
Inventories	$93,735	$89,043
The composition of other current assets is as follows:

	December 26, 2015	December 27, 2014
	(in thousands)
Investments	$20,516	$16,167
Prepaid income tax	26,350	26,287
Restricted cash	271	2,552
Other	149	291
Other current assets	$47,286	$45,297
The composition of property, plant and equipment, net is as follows:

	December 26, 2015	December 27, 2014
	(in thousands)
Land	$39,846	$40,314
Buildings (1)	713,841	682,495
Machinery and equipment	362,695	384,713
Leasehold improvements	41,477	37,270
Furniture and fixtures	21,783	22,577
Vehicles	3,819	3,967
Computer hardware and software	113,466	119,474
Construction in progress	25,845	40,970
Total	1,322,772	1,331,780
Less: Accumulated depreciation	(644,813)	(654,983)
Property, plant and equipment, net	$677,959	$676,797
(1) The balance as of December 26, 2015 includes capital lease buildings. See Note 7, “Long-Term Debt and Capital Lease Obligations.”
Depreciation expense in the fiscal years 2015, 2014 and 2013 was $70.7 million, $70.5 million and $78.8 million, respectively.
The composition of other assets is as follows:

	December 26, 2015	December 27, 2014
	(in thousands)
Life insurance policies	$27,554	$27,603
Investment in limited partnerships	32,730	27,047
Restricted cash	1,745	—
Other	9,614	18,301
Other assets	$71,643	$72,951

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of other current liabilities is as follows:

	December 26, 2015	December 27, 2014
	(in thousands)
Accrued income taxes	$12,168	$9,362
Other	376	233
Other current liabilities	$12,544	$9,595
The composition of other long-term liabilities is as follows:

	December 26, 2015	December 27, 2014
	(in thousands)
Long-term pension liability	$34,604	$45,135
Accrued executive supplemental life insurance retirement plan and deferred compensation plan	30,188	33,007
Other	24,270	21,403
Other long-term liabilities	$89,062	$99,545

4. INVESTMENTS IN LIMITED PARTNERSHIPS AND MARKETABLE SECURITIES
Investments in Limited Partnerships
During the fiscal years 2015, 2014 and 2013, the Company recognized gains related to the limited partnership investments of $3.8 million, $9.3 million and $5.9 million, respectively. The Company’s total commitment to these entities as of December 26, 2015 was $65.0 million, of which the Company had funded $28.8 million as of December 26, 2015. During the fiscal years 2015 and 2014, the Company received dividends totaling $7.3 million and $7.4 million. No distributions were made to the Company in the fiscal year 2013. As of December 26, 2015 and December 27, 2014, the Company’s consolidated retained earnings (accumulated deficit) included $2.4 million and $4.6 million, respectively, of the undistributed earnings related to these limited partnerships.
Marketable Securities
The following is a summary of the Company’s marketable securities, all of which are classified as available-for-sale:

	December 26, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Mutual fund	$4,650	$—	$(141)	$4,509
Total	$4,650	$—	$(141)	$4,509
There were no sales of available-for-sale securities during the fiscal year 2015.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FAIR VALUE
Assets, liabilities, and redeemable noncontrolling interest measured at fair value on a recurring basis are summarized below:

	December 26, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$190	$—	$190
Other current assets:
Marketable securities	4,509	—	—	4,509
Foreign currency forward contracts	—	15	—	15
Other assets:
Life insurance policies	—	20,364	—	20,364
Total assets measured at fair value	$4,509	$20,569	$—	$25,078

Other current liabilities:
Contingent consideration	$—	$—	$1,172	$1,172
Other long-term liabilities:
Contingent consideration	—	—	198	198
Redeemable noncontrolling interest	—	—	28,008	28,008
Total liabilities and redeemable noncontrolling interest measured at fair value	$—	$—	$29,378	$29,378

	December 27, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$1,934	$—	$1,934
Other assets:
Life insurance policies	—	20,520	—	20,520
Total assets measured at fair value	$—	$22,454	$—	$22,454

Other current liabilities:
Contingent consideration	$—	$—	$1,583	$1,583
Other long-term liabilities:
Contingent consideration	—	—	1,245	1,245
Redeemable noncontrolling interest	—	—	28,419	28,419
Total liabilities and redeemable noncontrolling interest measured at fair value	$—	$—	$31,247	$31,247
During the fiscal years 2015 and 2014, there were no transfers between fair value levels.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Redeemable Noncontrolling Interest
The following table provides a rollforward of the fair value of the Company’s redeemable noncontrolling interest related to the acquisition of Vital River in January 2013. Refer to Note 2, “Business Acquisitions.”

	Fiscal Year
	2015	2014
	(in thousands)
Beginning balance	$28,419	$20,581
Additions	—	—
Total gains or losses (realized/unrealized):
Net income attributable to noncontrolling interest	838	855
Foreign currency translation	(1,066)	(442)
Change in fair value included in additional paid-in capital	(183)	7,425
Ending balance	$28,008	$28,419
As of December 26, 2015, the significant unobservable inputs used in the fair value measurement of the Company’s redeemable noncontrolling interest are the estimated future cash flows and a discount rate of 18.0%. Significant changes in the timing or amounts of the estimated future cash flows would result in a significantly higher or lower fair value measurement. Significant increases or decreases in the discount rate would result in a significantly lower or higher fair value measurement, respectively. A 1% increase in the discount rate used would result in a $1.7 million decrease in the fair value of the redeemable noncontrolling interest.
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to previous business acquisitions. See Note 2, “Business Acquisitions.”

	Fiscal Year
	2015	2014
	(in thousands)
Beginning balance	$2,828	$—
Additions	973	2,678
Payments	(600)	—
Total gains or losses (realized/unrealized):
Reversal of previously recorded contingent liability and change in fair value	(1,831)	150
Ending balance	$1,370	$2,828
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

		Adjustments to Goodwill				Adjustments to Goodwill
	December 28, 2013	Acquisitions	Transfers	Foreign Exchange	December 27, 2014	Acquisitions	Foreign Exchange	December 26, 2015
	(in thousands)
RMS	$83,551	$—	$(23,172)	$(1,183)	$59,196	$—	$(1,029)	$58,167
DSA	1,152,150	102,171	(9,196)	(10,823)	1,234,302	22,146	(4,398)	1,252,050
Manufacturing	—	—	32,368	211	32,579	105,567	(4,534)	133,612
Gross carrying amount	1,235,701				1,326,077			1,443,829
DSA - Accumulated impairment loss	(1,005,000)	—	—	—	(1,005,000)	—	—	(1,005,000)
Goodwill	$230,701				$321,077			$438,829
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
Based on the Company’s step one goodwill impairment test for the fiscal years 2015, 2014 and 2013, the fair value of each reporting unit exceeded the reporting unit’s book value and, therefore, goodwill was not impaired.
Intangible Assets, Net
The following table displays the gross carrying amount and accumulated amortization of intangible assets, net by major class:

	December 26, 2015			December 27, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Backlog	$50,568	$(50,554)	$14	$8,728	$(6,636)	$2,092
Technology(1)	60,350	(5,911)	54,439	13,474	(4,166)	9,308
Trademarks and trade names	11,495	(5,944)	5,551	6,603	(5,314)	1,289
Other identifiable intangible assets	14,711	(7,285)	7,426	5,169	(3,822)	1,347
Definite-lived other intangible assets, net	137,124	(69,694)	67,430	33,974	(19,938)	14,036
Indefinite-lived intangibles (1)			—			3,438
Total other intangible assets, net			67,430			17,474
Client relationships	396,537	(183,163)	213,374	379,339	(217,938)	161,401
Total intangible assets, net			$280,804			$178,875
(1) During the fourth quarter of 2015, certain intangible assets with a carrying value of $3.4 million that were previously assigned indefinite lives have been assigned definite lives of 20 years. The Company recorded an immaterial amount of amortization expense on these intangible assets during the fiscal year 2015.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expense of definite-lived intangible assets, including client relationships, for the fiscal years 2015, 2014 and 2013 was $24.2 million, $26.0 million and $17.8 million, respectively. Estimated amortization expense for intangible assets for each of the next five fiscal years is expected to be as follows:

Fiscal Year	Amortization Expense
(in thousands)
2016	$26,835
2017	26,678
2018	24,434
2019	21,617
2020	21,293
7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-Term Debt
Long-term debt, net consists of the following:

	December 26, 2015	December 27, 2014
	(in thousands)
Term loans	$390,000	$378,000
Revolving credit facility	446,041	375,536
Other long-term debt	193	214
Total debt	836,234	753,750
Less: current portion of long-term debt	(15,193)	(31,714)
Long-term debt	821,041	722,036
Debt discount and debt issuance costs (1)	(6,805)	(5,401)
Long-term debt, net	$814,236	$716,635
(1) During the second quarter of 2015, the Company adopted ASU 2015-03 and reclassified unamortized debt issuance costs from other assets to long-term debt, net and capital leases. See Note 1, “Basis of Presentation” for further discussion.
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
The interest rates applicable to term loans and revolving loans under our credit agreement are, at the Company’s option, equal to either the alternate base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) the one-month adjusted LIBOR rate plus 1%), or the adjusted LIBOR rate plus an interest rate margin based upon the Company’s leverage ratio. As of December 26, 2015 and December 27, 2014, the weighted average interest rate on the Company’s debt was 1.33% and 1.42%, respectively.
The $1.3B Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company’s business and negative and affirmative covenants. These covenants include (1) maintenance of a ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 3.5 to 1.0 as well as (2) maintenance of a ratio of consolidated indebtedness to consolidated EBITDA for any period of four consecutive fiscal quarters, of no more than 3.5 to 1.0. As of December 26, 2015, the Company was compliant with all covenants. The Company’s obligations under the credit agreement are collateralized by substantially all of the Company’s assets.
As of December 26, 2015 and December 27, 2014, the Company had $4.9 million and $5.0 million, respectively, outstanding under letters of credit.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principal maturities of existing debt for the periods set forth in the table below, are as follows:

Fiscal Year	Principal
(in thousands)
2016	$15,193
2017	22,500
2018	32,500
2019	50,000
2020	716,041
Total	$836,234
Capital Lease Obligations
The Company acquired a build-to-suit lease as part of its acquisition of Argenta and BioFocus. In accordance with accounting guidance applicable to entities involved with the construction of an asset that will be leased when the construction is completed, the Company was considered the owner, for accounting purposes, of this property during the construction period. Accordingly, the Company recorded an asset and a corresponding financing obligation on its consolidated balance sheet for the amount of total project costs incurred related to the construction in progress for this property through completion of the construction period. Upon completion of the construction during the second quarter of 2015, the Company determined that it was no longer considered the owner of the property because it did not have continuing involvement. Consequently, the Company recorded a successful sale leaseback and derecognized the property and the associated financing obligation from the Company’s consolidated balance sheet and recorded a capital lease asset and a corresponding liability of $35.8 million.
The Company’s capital lease obligations amounted to $33.6 million and $1.0 million as of December 26, 2015 and December 27, 2014, respectively.
8. EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

		Fiscal Year
	2015	2014	2013
	(in thousands)
Numerator:
Net income from continuing operations attributable to common shareholders	$150,263	$128,424	$104,093
Loss from discontinued operations, net of income taxes	(950)	(1,726)	(1,265)
Net income attributable to common shareholders	$149,313	$126,698	$102,828
Denominator:
Weighted-average shares outstanding—Basic	46,496	46,627	47,740
Effect of dilutive securities:
Stock options, restricted stock units, performance share units and restricted stock	1,138	931	749
Weighted-average shares outstanding—Diluted	47,634	47,558	48,489
Options to purchase approximately 0.5 million shares, 0.6 million shares and 2.3 million shares were not included in computing diluted earnings per share for the fiscal years 2015, 2014 and 2013, respectively, because their inclusion would have been anti-dilutive. Basic weighted average shares outstanding for the fiscal years 2015, 2014 and 2013 excluded the impact of approximately 1.1 million shares, 1.2 million shares, and 1.1 million shares, respectively, of non-vested restricted stock, restricted stock units and PSUs.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Treasury Shares
In July 2010, the Company’s Board of Directors authorized a $500.0 million stock repurchase program, and subsequently approved increases to the stock repurchase program of $250.0 million in 2010, $250.0 million in 2013 and $150.0 million in 2014, for an aggregate authorization of $1,150.0 million. The Company repurchased approximately 1.5 million shares for $108.8 million, approximately 2.1 million shares for $110.6 million and approximately 3.5 million shares for $165.7 million in the fiscal years 2015, 2014 and 2013, respectively. As of December 26, 2015, the Company had $69.7 million remaining on the authorized stock repurchase program. In addition, the Company’s stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units and performance share units in order to satisfy individual minimum statutory tax withholding requirements. The Company repurchased approximately 0.1 million shares for $8.7 million, approximately 0.1 million shares for $6.8 million and approximately 0.1 million shares for $4.6 million in the fiscal years 2015, 2014 and 2013, respectively.
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation and Other (3)	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 28, 2013	$28,503	$(23,146)	$5,357
Other comprehensive loss before reclassifications (1)	(48,499)	(42,236)	(90,735)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,234	1,234
Net current period other comprehensive loss	(48,499)	(41,002)	(89,501)
Income tax benefit	105	9,792	9,897
December 27, 2014	(19,891)	(54,356)	(74,247)
Other comprehensive loss before reclassifications (2)	(60,745)	(302)	(61,047)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,341)	2,617	276
Net current period other comprehensive (loss)	(63,086)	2,315	(60,771)
Income tax expense	—	(530)	(530)
December 26, 2015	$(82,977)	$(52,571)	$(135,548)
(1) The impact of the foreign currency translation adjustment to other comprehensive income (loss) before reclassifications for the fiscal year 2014 was primarily due to the effect of changes in foreign currency exchange rates of the Euro and Canadian Dollar and to a lesser extent due to the impact of changes in the Japanese Yen and British Pound.

(2) The impact of the foreign currency translation adjustment to other comprehensive income (loss) before reclassifications for the fiscal year 2015 was primarily due to the effect of changes in foreign currency exchange rates of the Euro and Canadian Dollar and to a lesser extent due to the impact of changes in the British Pound.

(3) Foreign currency translation and other includes an insignificant amount of unrealized gains (losses) on available-for-sale marketable securities.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES
The components of income from continuing operations before income taxes and the related provision for income taxes are presented below:

	Fiscal Year
	2015	2014	2013
	(in thousands)
Income from continuing operations before income taxes:
U.S.	$76,157	$71,002	$39,900
Non-U.S.	119,271	106,593	98,427
	$195,428	$177,595	$138,327
Income tax provision:
Current:
Federal	23,687	13,733	10,832
Foreign	8,572	20,364	18,370
State	6,819	4,746	4,240
Total current	39,078	38,843	33,442
Deferred:
Federal	1,790	12,982	5,468
Foreign	3,064	(4,672)	(6,431)
State	(541)	518	432
Total deferred	4,313	8,828	(531)
	$43,391	$47,671	$32,911
The components of deferred tax assets and liabilities are as follows:

	December 26, 2015	December 27, 2014
	(in thousands)
Deferred tax assets:
Compensation	$55,259	$49,702
Accruals and reserves	8,941	7,061
Inventory reserves and valuations	2,022	1,940
Financing related	902	993
Net operating loss and credit carryforwards	35,233	39,927
Other	2,593	4,426
Valuation allowance	(6,112)	(5,866)
Total deferred tax assets:	98,838	98,183
Deferred tax liabilities:
Goodwill and other intangibles	(73,208)	(52,029)
Depreciation related	(23,664)	(23,549)
Investments in limited partnerships	(3,570)	(4,067)
Foreign withholding taxes	(6,590)	—
Total deferred tax liabilities:	(107,032)	(79,645)
Net deferred taxes	$(8,194)	$18,538

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliations of the statutory U.S. Federal income tax rate to effective tax rates are as follows:

	Fiscal Year
	2015	2014	2013
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Foreign tax rate differences	(8.6)%	(9.4)%	(8.0)%
State income taxes, net of Federal tax benefit	1.9%	1.9%	1.6%
Research tax credits and enhanced deductions	(2.6)%	(4.1)%	(6.6)%
Enacted tax rate changes	(1.5)%	—%	(0.4)%
Impact of tax uncertainties	(5.2)%	(0.7)%	1.0%
Foreign withholding taxes	3.4%	—%	—%
Impact of acquisitions and restructuring	(2.0)%	1.6%	0.2%
Other	1.8%	2.5%	1.0%
	22.2%	26.8%	23.8%
The tax rate benefit for the impact of tax uncertainties is primarily related to a $10.4 million reduction in unrecognized tax benefits and related interest due to the expiration of the statute of limitations associated with pre-acquisition tax positions on the forgiveness of debt. The tax rate benefit for enacted tax rate changes is primarily associated with a reduction in the U.K.’s statutory tax rates. The tax benefit associated with a $9.8 million non-taxable bargain purchase gain related to the acquisition of Sunrise is included within the impact of acquisitions and restructuring line of the rate reconciliation above.
As of December 26, 2015, the Company had foreign net operating loss and tax credit carryforwards of $34.6 million, as compared to $39.8 million as of December 27, 2014. Of this amount, $4.3 million will expire beginning after 2015, $18.7 million will begin to expire in 2032 and beyond, and the remainder of $11.6 million can be carried forward indefinitely. In accordance with Canadian Federal tax law, the Company claims Scientific Research and Experimental Development (SR&ED) credits on qualified research and development costs incurred in its Safety Assessment facility in Montreal, and currently maintains $18.7 million in credit carryforwards, which will begin to expire in 2032. Additionally, the Company records a benefit to operating income for research and development credits in both Quebec and the U.K. related to its Safety Assessment and Early Discovery facilities.
The Company has fully recognized its deferred tax assets on the belief that it is more likely than not that they will be realized. The only exceptions relate to deferred tax assets primarily for net operating losses in Hong Kong, Luxembourg and the Netherlands, capital losses in the U.S. and Canada, and fixed assets in the U.K. The valuation allowance increased by $0.2 million from $5.9 million as of December 27, 2014 to $6.1 million as of December 26, 2015.
A reconciliation of the Company’s beginning and ending unrecognized income tax benefits is as follows:

	Fiscal Year
	2015	2014	2013
	(in thousands)
Beginning balance	$34,627	$18,475	$30,996
Additions to tax positions for current year	2,362	1,700	2,009
Additions to tax positions for prior years	3,028	18,502	1,709
Reductions to tax positions for current year	—	—	—
Reductions to tax positions for prior years	(3,991)	(3,722)	(732)
Settlements	(1,946)	(308)	(15,246)
Expiration of statute of limitations	(10,742)	(20)	(261)
Ending balance	$23,338	$34,627	$18,475
The $11.3 million decrease in unrecognized income tax benefits during the fiscal year 2015 is primarily attributable to the expiration of the statute of limitations associated with pre-acquisition tax positions on forgiveness of debt.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amount of unrecognized income tax benefits that, if recognized, would favorably impact the effective tax rate was $20.1 million as of December 26, 2015 and $32.3 million as of December 27, 2014. The $12.2 million decrease is primarily attributable to the expiration of the statute of limitations associated with pre-acquisition tax positions on forgiveness of debt. It is reasonably possible as of December 26, 2015 that the liability for unrecognized tax benefits for the uncertain tax position will decrease by $1.9 million, primarily as a result of the outcome of a pending tax ruling. The Company continues to recognize interest and penalties related to unrecognized income tax benefits in income tax expense. The total amount of accrued interest related to unrecognized income tax benefits as of December 26, 2015 and December 27, 2014 was $1.0 million and $1.4 million, respectively.
The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits on a regular basis including, but not limited to, such major jurisdictions as the U.S., the U.K., France, Japan, Germany and Canada. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2012.
The Company and certain of its subsidiaries are currently under audit by various tax authorities in the U.S. and France. The Company does not anticipate resolution of these audits will have a material impact on its financial statements.
During 2015, the Company applied with the Internal Revenue Service (IRS) and Canadian Revenue Authority (CRA) for relief pursuant to the competent authority procedure provided in the tax treaty between the U.S. and Canada for transfer pricing tax assessments related to the tax years 2008 through 2012. The Company believes that the controversy will likely be ultimately settled via the competent authority process and accordingly have recorded both a Canadian liability and a U.S. receivable. The actual amounts of the liability for Canadian taxes and the asset for the correlative relief in the U.S. could be different based upon the agreement reached between the IRS and the CRA.
On October 21, 2015, the Quebec government enacted Bill 13, which provides for a one-time retroactive benefit to operating income in the fourth quarter of 2015 related to tax years 2012 through 2014 and provides for a corresponding increase to the Company’s effective tax rate. Additionally, the tax law change provides for an ongoing reduction in benefit to operating income and an additional corresponding increase to the Company’s effective tax rate beginning in 2015 and beyond. The cumulative impact of this law change has been reflected in the fourth quarter results.
In accordance with the Company’s policy, the undistributed earnings of the Company’s non-U.S. subsidiaries remain indefinitely reinvested outside of the U.S. as of the end of 2015 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free. As of December 26, 2015, the earnings of non-U.S. subsidiaries considered to be indefinitely reinvested totaled $547.6 million. No provision for U.S. income taxes has been provided herein. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because of the complexities with the hypothetical calculation. Additionally, the amount of liability is dependent on circumstances existing if and when remittance occurs. On December 18, 2015, the U.S. enacted the Consolidated Appropriations Act, which provides for a reinstatement and extension of the controlled foreign corporation look-through rules. This rule allows the Company to access Chinese and Canadian cash in a more tax-efficient manner and utilize the cash outside of the U.S. without triggering residual U.S. tax. As such, in 2015 the Company accrued $6.6 million of foreign withholding taxes to reflect this change.
10. EMPLOYEE BENEFIT PLANS
Charles River Laboratories Employee Savings Plan
The Charles River Laboratories Employee Savings Plan is a defined contribution plan in the form of a qualified 401(k) plan in which substantially all U.S. employees are eligible to participate upon employment. The plan contains a provision whereby the Company matches a percentage of employee contributions. During the fiscal years 2015, 2014 and 2013, the costs associated with this defined contribution plan totaled $5.3 million, $4.9 million and $4.7 million, respectively.
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
The Company provides certain active employees an annual contribution into their DCP account of 10% of the employee’s base salary plus the lesser of their target annual bonus or actual annual bonus.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the DCP, certain officers and key employees also participate, or in the past participated, in the Company’s Executive Supplemental Life Insurance Retirement Plan (ESLIRP), which is a non-funded, non-qualified arrangement. Annual benefits under this plan will equal a percentage of the highest five consecutive years of compensation, offset by amounts payable under the Charles River Laboratories, Inc. Pension Plan (CRL Pension Plan) and Social Security. In connection with the establishment of the DCP, certain active ESLIRP participants, who agreed to convert their accrued ESLIRP benefit to a comparable deferred compensation benefit, discontinued their direct participation in the ESLIRP. Instead, the present values of the accrued benefits of ESLIRP participants were credited to their DCP accounts, and future accruals are converted to present values and credited to their DCP accounts annually.
The costs associated with these plans, including the ESLIRP, for the fiscal years 2015, 2014 and 2013 totaled $2.6 million, $3.3 million and $3.3 million, respectively.
The Company has invested in several corporate-owned key-person life insurance policies and mutual funds with the intention of using these investments to fund the ESLIRP and the DCP. Participants have no interest in any such investments. As of December 26, 2015 and December 27, 2014, the cash surrender value of these life insurance policies were $27.6 million and $27.6 million, respectively.
Post-Retirement Health and Life Insurance Plans
The Company’s Canadian location offers post-retirement life insurance benefits to its employees and post-retirement medical and dental insurance coverage to certain executives. The plan is non-contributory and unfunded. As of December 26, 2015 and December 27, 2014, the accumulated benefit obligation related to the plan was $0.9 million and $1.2 million, respectively. The amounts included in other accumulated comprehensive income as well as expenses related to the plan were insignificant in the fiscal years 2015, 2014, and 2013.
Pension Plans
The CRL Pension Plan is a qualified, non-contributory defined benefit plan covering certain U.S. employees. Effective 2002, the plan was amended to exclude new participants from joining and in 2008 the accrual of benefits was frozen.
The Charles River Pension Plan is a defined contribution and defined benefit pension plan covering certain U.K. employees. Benefits are based on participants’ final pensionable salary and years of service. Participants’ rights vest immediately. Effective December 31, 2002, the plan was amended to exclude new participants from joining the defined benefit section of the plan and a defined contribution section was established for new entrants. Contributions under the defined contribution plan are determined as a percentage of gross salary. In the fourth quarter of 2015, the Charles River Pension Plan was amended such that the members of the defined benefit section of the plan will cease to accrue additional benefits; however, their benefits will continue to be adjusted for changes in their final pensionable salary or a specified inflation index, as applicable.
In addition, the Company has several defined benefit plans in certain other countries in which it maintains an operating presence, including Japan, Canada and France.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide a reconciliation of benefit obligations and plan assets of the Company’s pension plans and other post-retirement benefit plans:

	Pension Plans		Other Post-Retirement Benefit Plans
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
	(in thousands)
Change in projected benefit obligations:
Benefit obligation at beginning of year	$326,884	$286,212	$32,246	$29,498
Service cost	3,437	3,397	856	758
Interest cost	11,912	12,822	1,062	1,009
Benefit payments	(7,517)	(9,002)	(674)	(722)
Actuarial loss (gain)	(11,783)	50,550	1,421	1,703
Administrative expenses paid	(411)	(459)	—	—
Effect of foreign exchange	(12,213)	(16,636)	—	—
Benefit obligation at end of year	$310,309	$326,884	$34,911	$32,246
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	281,290	272,659	—	—
Actual return on plan assets	6,263	25,630	—	—
Employer contributions	6,088	6,874	674	722
Benefit payments	(7,517)	(9,002)	(674)	(722)
Premiums paid	(411)	(459)	—	—
Effect of foreign exchange	(10,233)	(14,412)	—	—
Fair value of plan assets at end of year	$275,480	$281,290	$—	$—

Net balance sheet liability	$34,829	$45,594	$34,911	$32,246

Amounts recognized in balance sheet:
Noncurrent assets	$261	$61	$—	$—
Current liabilities	149	169	5,984	744
Noncurrent liabilities	34,941	45,486	28,927	31,502
Amounts recognized in accumulated other comprehensive loss:

	Pension Plans		Other Post-Retirement Benefit Plans
	Fiscal Year		Fiscal Year
	2015	2014	2015	2014
	(in thousands)
Net actuarial loss	$66,499	$73,433	$6,913	$5,761
Net prior service cost (credit)	(4,584)	(5,388)	—	—
Net amount recognized	$61,915	$68,045	$6,913	$5,761
The accumulated benefit obligation and fair value of plan assets for the Company plans with accumulated benefit obligations in excess of plan assets are as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
	(in thousands)
Accumulated benefit obligation	$275,849	$299,127	$30,584	$29,994
Fair value of plan assets	253,225	267,026	—	—

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The projected benefit obligation and fair value of plan assets for the Company plans with projected benefit obligations in excess of plan assets are as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
	(in thousands)
Projected benefit obligation	$301,244	$326,731	$34,911	$32,246
Fair value of plan assets	266,154	281,075	—	—
The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year are as follows:

	Pension Plans	Other Post-Retirement Benefit Plans
	(in thousands)
Amortization of net actuarial loss	$1,931	$251
Amortization of net prior service credit	(576)	—
Components of net periodic benefit cost:

	Pension Plans			Other Post-Retirement Benefit Plans
	Fiscal Year			Fiscal Year
	2015	2014	2013	2015	2014	2013
	(in thousands)
Service cost	$3,437	$3,397	$3,368	$856	$758	$643
Interest cost	11,912	12,822	11,273	1,062	1,009	708
Expected return on plan assets	(16,987)	(17,444)	(14,672)	—	—	—
Amortization of prior service cost (credit)	(581)	961	2,711	—	250	249
Amortization of net loss (gain)	2,929	(637)	(603)	269	660	660
Net periodic cost (benefit)	$710	$(901)	$2,077	$2,187	$2,677	$2,260

Assumptions
Weighted-average assumptions used to determine projected benefit obligations:

	Pension Plans		Other Post-Retirement Benefit Plans
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Discount rate	3.93%	3.79%	3.56%	3.34%
Rate of compensation increase	3.19%	3.19%	3.00%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost:

	Pension Plans			Other Post-Retirement Benefit Plans
	December 26, 2015	December 27, 2014	December 28, 2013	December 26, 2015	December 27, 2014	December 28, 2013
Discount rate	3.79%	4.54%	4.13%	3.34%	3.47%	2.63%
Expected long-term return on plan assets	6.24%	6.41%	6.27%	—	—	—
Rate of compensation increase	3.19%	3.39%	3.04%	3.00%	3.00%	2.50%
A 0.5% decrease in the expected rate of return would increase annual pension expense by $1.4 million.
Plan assets
The Company invests its pension assets with the objective of achieving a total long-term rate of return sufficient to fund future pension obligations and to minimize future pension contributions.  The Company is willing to tolerate a commensurate level of risk to achieve this objective.  The Company controls its risk by maintaining a diversified portfolio of assets classes. Plan assets

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

did not include any of the Company’s common stock as of December 26, 2015 or December 27, 2014. The weighted-average target asset allocations are approximately 44.3% to equity securities, approximately 31.1% to fixed income securities and approximately 24.6% to other securities.
The fair value of the Company’s pension plan assets by asset category are as follows:

	December 26, 2015				December 27, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash	$92	$—	$—	$92	$1	$—	$—	$1
Equity securities(a)	65,890	5,941	—	71,831	80,692	5,126	—	85,818
Debt securities(b)	68,489	2,822	—	71,311	69,716	3,232	—	72,948
Mutual funds(c)	63,689	65,725	—	129,414	67,079	53,330	—	120,409
Other	1,021	49	1,762	2,832	297	46	1,771	2,114
Total	$199,181	$74,537	$1,762	$275,480	$217,785	$61,734	$1,771	$281,290

(a)	This category comprises equity securities held by non-U.S. pension plans valued at the quoted closing price, and translated into U.S. dollars using a foreign currency exchange rate at year end.

(b)	This category comprises debt securities held by non-U.S. pension plans valued at the quoted closing price, and translated into U.S. dollars using a foreign currency exchange rate at year end.

(c)	This category comprises mutual funds valued at the net asset value of shares held at year end.
The activity within the Level 3 pension plan assets was insignificant during the periods presented.
During the fiscal year 2015, the Company contributed $5.9 million to the pension plans and expects to contribute $4.5 million to its pension plan in 2016.
Expected benefit payments are estimated using the same assumptions used in determining the Company’s benefit obligation as of December 26, 2015. Benefit payments will depend on future employment and compensation levels, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for the fiscal years thereafter, are as follows:

	Pension Plans	Other Post-Retirement Benefit Plans
	(in thousands)
2016	$7,561	$6,087
2017	7,914	747
2018	8,361	734
2019	8,926	722
2020	9,379	709
Thereafter	52,917	24,480
11. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock, restricted stock units and PSUs.
During the fiscal years 2015, 2014 and 2013, the primary share-based awards and their general terms and conditions are as follows:

•
Stock options, which entitle the holder to purchase a specified number of shares of common stock at an exercise price equal to the closing market price of common stock on the date of grant; typically vest over 4 years; and typically expire 5 to 7 years from date of grant.

•
Restricted stock units, which represent an unsecured promise to grant at no cost a set number of shares of common stock upon the completion of the vesting schedule, and typically vest over 2 to 4 years. With respect to restricted

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock units, recipients are not entitled to cash dividends and have no voting rights on the stock during the vesting period.

•
Restricted stock, which is an award of common stock issued on the grant date and subject to vesting, typically over 2 to 4 years. Recipients cannot sell or transfer the shares until the restriction period has lapsed, but are entitled to forfeitable cash dividends and to vote their respective shares upon grant.

•
PSUs, which entitle the holder to receive at no cost, a specified number of shares of common stock within a range of shares from zero to a specified maximum and typically vest over 3 years. Payout of this award is contingent upon achievement of certain performance and market conditions.

In May 2007, the Company’s shareholders approved the 2007 Incentive Plan, which was amended in 2009, 2011 and 2013 (2007 Plan). The 2007 Plan provided no further awards to be granted under preexisting stock option and incentive plans; provided, however, that any shares that have been forfeited or canceled in accordance with the terms of the applicable award under a preexisting plan may be subsequently awarded in accordance with the terms of the preexisting plan. The 2007 Plan allows a maximum of 18.7 million shares to be awarded, of which restricted stock grants, restricted stock units and performance based stock awards count as 2.3 shares and stock options count as 1.0 shares. Any stock options and other share-based awards that were granted under prior plans and were outstanding in May 2007, continue in accordance with the terms of the respective plans.
As of December 26, 2015, approximately 6.3 million shares were authorized for future grants under the Company’s share-based compensation plans. The Company settles employee share-based compensation awards with newly issued shares. The following table provides the financial statement line items in which stock-based compensation is reflected:

	Fiscal Year
	2015	2014	2013
	(in thousands)
Cost of revenue (excluding amortization of intangible assets)	$6,511	$5,382	$5,381
Selling, general and administrative	33,611	25,653	19,161
Stock-based compensation expense, before income taxes	40,122	31,035	24,542
Provision for income taxes	(14,225)	(11,006)	(8,658)
Stock-based compensation, net of income taxes	$25,897	$20,029	$15,884
During the fiscal year 2015, the Company modified certain stock-based awards granted in previous years as part of executive retirement transitions. For the stock-based awards granted to employees during 2015, the Company introduced a new retirement provision, which allows for continued vesting of such awards after the employee’s retirement if certain eligibility conditions are met. The introduction of the new retirement provision and stock-based award modifications increased the Company’s stock-based compensation expense for 2015 by $4.5 million.
The Company capitalized no stock-based compensation related costs for the fiscal years 2015, 2014 and 2013.
The Company’s pool of excess tax benefits, which is computed in accordance with the long form method, was $22.3 million as of December 26, 2015, $10.8 million as of December 27, 2014, and $7.3 million as of December 28, 2013. During the fiscal year 2015, the Company recorded a tax benefit of $10.6 million to additional paid-in capital related to the exercise of stock options and vesting of restricted shares and restricted stock units, compared to a tax benefit of $4.3 million in the fiscal year 2014. The windfall tax benefit reduction of $1.6 million in the fiscal year 2014, due to the utilization of foreign tax credits, was reversed in the fiscal year 2015.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
The following table summarizes stock option activities under the Company’s stock-based compensation plans:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts)
Options outstanding as of December 27, 2014	2,553	$43.39
Options granted	474	$76.33
Options exercised	(909)	$43.34
Options canceled	(52)	$55.78
Options outstanding as of December 26, 2015	2,066	$50.62	3.7	$60,846
Options exercisable as of December 26, 2015	834	$37.88	2.6	$35,200
Options expected to vest at December 26, 2015	1,219	$59.21	4.4	$25,448
The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Year
	2015	2014	2013
Expected life (in years)	3.6	4.2	4.2
Expected volatility	28%	30%	33%
Risk-free interest rate	1.1%	1.5%	0.8%
Expected dividend yield	0%	0%	0%
The weighted-average grant date fair value of stock options granted was $17.24, $15.19 and $11.17 for the fiscal years 2015, 2014 and 2013, respectively.
As of December 26, 2015, the unrecognized compensation cost related to unvested stock options expected to vest was $11.2 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.2 years.
The total intrinsic value of options exercised during the fiscal years 2015, 2014 and 2013 was $28.3 million, $30.5 million and $24.7 million, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the exercise price.
Restricted Stock and Restricted Stock Units
The following table summarizes the restricted stock and restricted stock units activity for the fiscal year 2015:

	Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
December 27, 2014	803	$44.67
Granted	198	76.16
Vested	(365)	42.95
Canceled	(29)	54.08
December 26, 2015	607	$55.52
As of December 26, 2015, the unrecognized compensation cost related to shares of unvested restricted stock and restricted stock units expected to vest was $20.2 million, which is expected to be recognized over an estimated weighted-average amortization period of 1.1 years. The total fair value of restricted stock and restricted stock unit grants that vested during the fiscal years 2015, 2014 and 2013 was $15.7 million, $13.9 million and $15.1 million, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance Based Stock Award Program
In the fiscal years 2015, 2014 and 2013, the Company issued PSUs to certain corporate officers. The number of shares of common stock issued for each PSU is adjusted based on a performance condition linked to the Company’s financial performance. Certain awards are further adjusted based on a market condition, which is calculated based on the Company’s stock performance relative to a peer group over the three-year vesting period. The fair value of the market condition is reflected in the fair value of the award at grant date.
The Company utilizes a Monte Carlo simulation valuation model to value these awards. Information pertaining to the Company’s PSUs and the related estimated weighted-average assumptions used to calculate their fair value were as follows:

	Fiscal Year
	2015	2014	2013
PSUs granted	148,900	214,823	163,847
Weighted average per share fair value	$88.62	$67.82	$44.47
Key Assumptions:
Expected volatility	23%	29%	32%
Risk-free interest rate	0.96%	0.63%	0.38%
Expected dividend yield	—%	—%	—%
20 trading day average stock price on grant date	20.6%	13.1%	6.9%
The maximum amount of common shares to be issued upon vesting of PSUs is approximately 0.8 million. For the fiscal years 2015, 2014 and 2013, the Company recognized stock-based compensation related to PSUs of $14.7 million, $8.5 million and $2.2 million, respectively. The total fair value of PSUs that vested during the fiscal year 2015 was $6.6 million.
In the fiscal year 2015, the Company also issued approximately 15,000 PSUs using a fair value per share of $76.67. These PSUs vest upon the achievement of financial targets and other performance measures.
12. FOREIGN CURRENCY CONTRACTS
During the fiscal year 2015, the Company entered into foreign exchange forward contracts to limit its foreign currency exposure related to intercompany loans denominated in Euros that are not of a long-term investment nature. These contracts are recorded at fair value in the Company’s consolidated balance sheet and are not designated as hedging instruments. Any gains or losses on such contracts are immediately recognized in other income (expense), net, and are largely offset by the remeasurement of the underlying intercompany loan balances.
The notional amount and fair value of the Company’s foreign currency forward contracts is summarized as follows:

December 26, 2015
Notional Amount	Fair Value	Balance Sheet Location
(in thousands)
$88,483	$15	Other current assets
The following table summarizes the effect of foreign exchange forward contracts on the Company’s consolidated statement of income:

Fiscal Year 2015
Location of Gain (Loss)	Gain (Loss) Recognized
(in thousands)
Other income (expense), net	$(4,917)
The forward contracts outstanding as of December 26, 2015 had durations of approximately 3 months.
13. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company rents laboratory and office space, land, vehicles and certain equipment under non-cancelable operating leases. These lease agreements contain various clauses for renewal at the Company’s option and, in certain cases, rent escalation

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

clauses. Rental expense under these leases amounted to $23.4 million, $14.2 million and $16.7 million in the fiscal years 2015, 2014 and 2013, respectively. In addition to rent, the leases may require the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.
As of December 26, 2015, minimum rental commitments under non-cancelable leases, net of income from subleases, for each of the next five years and total thereafter were as follows:

Minimum Lease Payments
(in thousands)
2016	$19,702
2017	17,841
2018	12,009
2019	9,783
2020	7,969
Thereafter	18,086
Total	$85,390
Insurance
The Company maintains various insurance policies that maintain large deductibles up to approximately $5.0 million, some with or without stop-loss limits, depending on market availability. Insurance policies at certain locations are based on a percentage of the insured assets, for which deductibles for certain property may exceed $5.0 million in the event of a catastrophic event.
Litigation
Various lawsuits, claims, and proceedings of a nature considered normal to its business are pending against the Company. While the outcome of any of these proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any of these existing matters would have a material adverse effect on the Company’s business or financial condition.
In July 2015, IDEXX Laboratories, Inc. and IDEXX Distribution, Inc. (collectively, IDEXX) filed a complaint in the United States District Court for the District of Delaware alleging the Company has infringed three recently issued patents related to a blood spot sample collection method used in determining the presence or absence of an infectious disease in a population of rodents.  On September 21, 2015, the Company timely filed a motion to dismiss the complaint on the grounds that all of the claims are directed to unpatentable subject matter and therefore are invalid.  On October 7, 2015, IDEXX filed an amended complaint which substantially asserts the same patents and infringement allegations as asserted in the original complaint, and on October 26, 2015, the Company timely filed a motion to dismiss this amended complaint.  While no prediction may be made as to the outcome of litigation, the Company intends to defend against this proceeding vigorously and therefore an estimate of the possible loss or range of loss cannot be made.
In May 2013, the Company commenced an investigation into inaccurate billing with respect to certain government contracts. The Company promptly reported these matters to the relevant government contracting officers, the Department of Health and Human Services’ Office of the Inspector General, and the Department of Justice, and the Company is cooperating with these agencies to ensure the proper repayment and resolution of this matter. The Company has identified approximately $1.5 million in excess amounts billed on these contracts since January 1, 2007 and has recorded a liability for such amount as of December 26, 2015 as this represents the Company’s best estimate. Because of the ongoing discussions with the government and the complex nature of this matter, the Company believes it is reasonably possible that additional losses may be incurred but cannot at this time make a reasonable estimate of the potential range of loss beyond such estimated liability.
Guarantees
The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, landlords, and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal.
14. SEGMENT AND GEOGRAPHIC INFORMATION
The Company revised its reportable segments during the fiscal year 2014 to align with its view of the business following its acquisition of Argenta and BioFocus. See Note 1, “Description of Business and Summary of Significant Accounting Policies.” The Company reported segment results on this basis retrospectively for all comparable prior periods. Asset information on a reportable segment basis is not disclosed as this information is not separately identified and internally reported to the Company’s Chief Operating Decision Maker.
The following table presents revenue and other financial information by reportable segment:

	Fiscal Year
	2015	2014	2013
	(in thousands)
RMS
Revenue	$473,230	$507,327	$511,350
Operating income	121,447	121,376	116,737
Depreciation and amortization	22,688	27,512	41,837
Capital expenditures	17,398	18,749	16,717
DSA
Revenue	$612,173	$538,218	$432,378
Operating income	121,981	69,749	47,413
Depreciation and amortization	46,812	47,138	37,720
Capital expenditures	30,333	19,759	12,561
Manufacturing
Revenue	$277,899	$252,117	$221,800
Operating income	74,201	78,620	61,227
Depreciation and amortization	17,967	14,092	17,079
Capital expenditures	9,814	15,541	9,876
For the fiscal years ended 2015, 2014 and 2013, reconciliations of segment operating income and capital expenditures to the respective consolidated amounts are as follows:

	Operating Income			Capital Expenditures
	Fiscal Year			Fiscal Year
	2015	2014	2013	2015	2014	2013
	(in thousands)
Total reportable segments	$317,629	$269,745	$225,377	$57,545	$54,049	$39,154
Unallocated corporate	(111,180)	(92,075)	(73,976)	5,707	2,876	—
Total consolidated	$206,449	$177,670	$151,401	$63,252	$56,925	$39,154

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue for each significant product or service offering is as follows:

	Fiscal Year
	2015	2014	2013
	(in thousands)
RMS	$473,230	$507,327	$511,350
DSA	612,173	538,218	432,378
Manufacturing	277,899	252,117	221,800
Total revenue	$1,363,302	$1,297,662	$1,165,528
A summary of unallocated corporate overhead consists of the following:

	Fiscal Year
	2015	2014	2013
	(in thousands)
Stock-based compensation expense	$25,751	$18,474	$13,411
Salary, bonus and fringe	33,026	30,838	23,446
Consulting, audit and professional services	15,418	13,431	8,666
IT related expenses	8,400	6,528	11,646
Depreciation expense	7,414	7,703	6,334
Acquisition related adjustments	11,644	6,285	1,752
Other general unallocated corporate expenses	9,527	8,816	8,721
Total unallocated corporate overhead costs	$111,180	$92,075	$73,976
Other general unallocated corporate expenses consist of various departmental costs including those associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.
Revenue and long-lived assets by geographic area are as follows:

	U.S.	Europe	Canada	Japan	Other Non-U.S.	Consolidated
	(in thousands)
2015
Revenue	$659,466	$435,491	$172,349	$40,520	$55,476	$1,363,302
Long-lived assets	402,238	159,445	77,535	22,348	16,393	677,959
2014
Revenue	$588,531	$446,263	$163,490	$49,921	$49,457	$1,297,662
Long-lived assets	386,624	153,203	95,272	23,896	17,802	676,797
2013
Revenue	$551,340	$353,688	$162,404	$59,370	$38,726	$1,165,528
Long-lived assets	447,829	130,855	109,811	30,589	19,062	738,146
Included in the other non-U.S. category above are operations located in China, Korea, Australia, Singapore and India. Revenues represent sales originating in entities physically located in the identified geographic area. Long-lived assets include property, plant and equipment and other long-lived assets.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table contains quarterly financial information for fiscal years 2015 and 2014. The operating results for any quarter are not necessarily indicative of future period results:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2015	(in thousands, except per share amounts)
Total revenue	$320,414	$339,573	$349,465	$353,850
Gross profit(1)	119,660	132,783	138,075	140,574
Operating income	43,005	55,735	55,440	52,269
Net income attributable to common shareholders	31,541	48,509	37,379	31,884
Earnings (loss) per common share:
Basic:
Continuing operations attributable to common shareholders	$0.67	$1.04	$0.81	$0.71
Discontinued operations	—	—	—	(0.02)
Net income attributable to common shareholders	$0.67	$1.04	$0.81	$0.69
Diluted:
Continuing operations attributable to common shareholders	$0.66	$1.02	$0.79	$0.69
Discontinued operations	—	—	—	(0.02)
Net income attributable to common shareholders	$0.66	$1.02	$0.79	$0.67
Fiscal Year 2014
Total revenue	$299,368	$341,179	$327,567	$329,548
Gross profit(1)	108,813	125,634	118,268	119,945
Operating income	39,706	51,025	46,172	40,767
Net income attributable to common shareholders	32,232	35,264	32,036	27,166
Earnings (loss) per common share:
Basic:
Continuing operations attributable to common shareholders	$0.69	$0.76	$0.70	$0.60
Discontinued operations	(0.01)	(0.01)	—	(0.02)
Net income attributable to common shareholders	$0.68	$0.75	$0.70	$0.58
Diluted:
Continuing operations attributable to common shareholders	$0.67	$0.75	$0.68	$0.59
Discontinued operations	(0.01)	(0.01)	—	(0.02)
Net income attributable to common shareholders	$0.67	$0.74	$0.68	$0.57
(1) Gross profit is calculated as total revenues minus cost of revenue, excluding amortization of intangible assets.
Full-year amounts may not sum due to rounding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SUBSEQUENT EVENTS
On January 6, 2016, the Company entered into a definitive agreement to acquire WRH, Inc. (WIL Research) for approximately $585.0 million in cash, subject to customary closing adjustments. WIL Research is a premier provider of safety assessment and contract development and manufacturing (CDMO) services to biopharmaceutical and agricultural and industrial chemical companies worldwide. Acquiring WIL Research will enhance the Company’s position as a leading global early-stage CRO by strengthening its ability to partner with global clients across the drug discovery and development continuum.
The transaction is expected to close early in the second quarter of 2016, subject to regulatory approvals and customary closing conditions. In connection with the plan to acquire WIL Research, the Company entered into a commitment letter, pursuant to which its existing credit facility will be expanded by up to $350.0 million. In the event the agreement is terminated under specified circumstances, the Company may be required to pay WIL Research a termination fee of $17.5 million. WIL Research is expected to be reported primarily as part of the Company’s DSA reportable segment.

Item 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective, at a reasonable assurance level, as of December 26, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 26, 2015.
We have excluded the business acquisitions completed during the fiscal year 2015, including Sunrise Farms, Inc., Celsis Group Limited and Oncotest GmbH, from the assessment of the effectiveness of internal control over financial reporting as of December 26, 2015. The acquired businesses are wholly-owned subsidiaries whose total assets and total revenues collectively represent 14.4% and 1.4%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended December 26, 2015.
The effectiveness of our internal control over financial reporting as of December 26, 2015 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which is included herein.
(b)    Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2015 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
A.    Directors and Compliance with Section 16(a) of the Exchange Act

The information required by this Item regarding our directors and compliance with Section 16(a) of the Exchange Act by our officers and directors will be included in the 2016 Proxy Statement under the sections captioned “Nominees for Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference thereto. The information required by this Item regarding our corporate governance will be included in the 2016 Proxy Statement under the section captioned “Corporate Governance” and is incorporated herein by reference thereto.
B.    Our Executive Officers
The information required by this Item regarding our executive officers is reported in Part I of this Form 10-K under the heading “Supplementary Item. Executive Officers of the Registrant pursuant to Instruction 3 to Item 401(b) of Regulation S-K.”
C.    Audit Committee Financial Expert
The information required by this Item regarding the audit committee of the Board of Directors and financial experts will be included in the 2016 Proxy Statement under the section captioned “The Board of Directors and its Committees-Audit Committee and Financial Experts” and is incorporated herein by reference thereto.
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
Item 11.    Executive Compensation
The information required by this Item will be included in the 2016 Proxy Statement under the sections captioned “2015 Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation” and “Report of Compensation Committee” and is incorporated herein by reference thereto.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2016 Proxy Statement under the sections captioned “Beneficial Ownership of Securities” and “Equity Compensation Plan Information” and is incorporated herein by reference thereto.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2016 Proxy Statement under the sections captioned “Related Person Transaction Policy” and “Corporate Governance-Director Qualification Standards; Director Independence” and is incorporated herein by reference thereto.
Item 14.    Principal Accountant Fees and Services
The information required by this Item will be included in the 2016 Proxy Statement under the section captioned “Statement of Fees Paid to Independent Registered Public Accounting Firm” and is incorporated herein by reference thereto.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
		By:	/s/ DAVID R. SMITH
David R. Smith
Date:	February 12, 2016		Corporate Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
By:	/s/ JAMES C. FOSTER	President, Chief Executive Officer and Chairman	February 12, 2016
James C. Foster

By:	/s/ DAVID R. SMITH	Corporate Executive Vice President and	February 12, 2016
	David R. Smith	Chief Financial Officer

By:	/s/ JOHN J. CROWLEY	Corporate Senior Vice President, Corporate	February 12, 2016
	John J. Crowley	Controller and Chief Accounting Officer

By:	/s/ ROBERT J. BERTOLINI	Director	February 12, 2016
Robert J. Bertolini

By:	/s/ STEPHEN D. CHUBB	Director	February 12, 2016
Stephen D. Chubb

By:	/s/ GEORGE E. MASSARO	Director	February 12, 2016
George E. Massaro

By:	/s/ DEBORAH KOCHEVAR	Director	February 12, 2016
Deborah Kochevar

By:	/s/ GEORGE M. MILNE, JR.	Director	February 12, 2016
George M. Milne, Jr.

By:	/s/ C. RICHARD REESE	Director	February 12, 2016
C. Richard Reese

By:	/s/ CRAIG B THOMPSON	Director	February 12, 2016
Craig B. Thompson

By:	/s/ RICHARD F. WALLMAN	Director	February 12, 2016
Richard F. Wallman

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
2.1**	Agreement and Plan of Merger dated January 6, 2016 among Charles River Laboratories International, Inc., Pretzel Acquisition Corporation, WRH, Inc. and American Capital Equity III, LP	X
3.1	Second Amended and Restated Certificate of Incorporation of Charles River Laboratories International, Inc. dated June 5, 2000		S-1/A	June 23, 2000	3.1
3.2	Fourth Amended and Restated By-laws of Charles River Laboratories International, Inc.		8-K	January 19, 2016	3.2
4.1	Form of common stock certificate, $0.01 par value, of Charles River Laboratories International, Inc.		S-1	June 23, 2000	4.1
4.2	Charles River Laboratories International, Inc. Form of Performance Share Unit Granted Under 2007 Incentive Plan		10-K	February 27, 2013	4.4
10.1*	Charles River Corporate Officer Separation Plan dated April 30, 2010		10-Q	August 3, 2010	10.1
10.2*	Charles River Laboratories International, Inc. 2000 Incentive Plan amended May 9, 2005		10-K	March 14, 2006	10.7
10.3*	Form of change in control agreement		10-K	February 23, 2009	10.7
10.4*	Executive Incentive Compensation Plan dated January 1, 2016	X
10.5*	Charles River Laboratories, Inc. Executive Life Insurance/Supplemental Retirement Income Plan		10-K	March 9, 2005	10.23
10.6*	Charles River Laboratories amended and restated Deferred Compensation Plan amended December 2, 2008, July 20, 2011 and October 27, 2011		10-K	February 27, 2012	10.11
10.7	Charles River Laboratories International, Inc. Sixth Amended and Restated Credit Agreement dated April 22, 2015		8-K	April 22, 2015	10.1
10.8	First Amendment to Charles River Laboratories International, Inc. Sixth Amended and Restated Credit Agreement dated July 29, 2015	X
10.9*	Charles River Laboratories International, Inc. 2007 Incentive Plan, as amended		10-K	February 17, 2015	10.13
10.10*	Charles River Laboratories International, Inc. Form of Stock Option granted under 2007 Incentive Plan		10-K	February 20, 2008	10.17
10.11*	Charles River Laboratories International, Inc. Form of Restricted Stock Award granted under 2007 Incentive Plan		10-K	February 20, 2008	10.18
10.12*	Letter Agreements with Dr. Davide Molho dated May 22, 2009		10-K	February 23, 2011	10.17
10.13*	Amended and Restated Deferred Compensation Plan Document dated July 17, 2012		10-Q	August 7, 2012	10.1
10.14*	Agreement between Dr. Nancy Gillett and Charles River Laboratories, Inc. effective January 1, 2015		10-K	February 17, 2015	10.23
10.15*	Agreement between Thomas Ackerman and Charles River Laboratories, Inc. dated February 25, 2015		8-K	February 27, 2015	99.10
10.16*	Agreement between David Smith and Charles River Laboratories, Inc. dated March 3, 2015	X
10.17	Support Agreement dated January 6, 2016 among Charles River Laboratories International, Inc., American Capital Equity II, American Capital Equity III and certain other stockholders of WRH, Inc.	X
10.18	Commitment Letter dated January 6, 2016 among Charles River Laboratories International, Inc., J.P. Morgan Securities LLC and JPMorgan Chase Bank, N.A.	X
21.1	Subsidiaries of Charles River Laboratories International, Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	X

Exhibit No.	Description	Filed with this Form 10-K	Incorporated by Reference
			Form	Filing Date	Exhibit No.
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
* Management contract or compensatory plan, contract or arrangement.
**    Certain schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule and/or exhibit to the Securities and Exchange Commission upon request.