Form 10-Q
period 2016-03-26
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2016-05-04
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2016
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 18, 2016, there were 47,177,976 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2016

Special Note on Factors Affecting Future Results
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: goodwill and asset impairments still under review; future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with leading pharmaceutical companies and venture capital investments and opportunities for future similar arrangements; our cost structure; the impact of acquisitions (including Sunrise, Celsis, Oncotest and WIL Research); our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including gains and losses attributable to businesses we plan to close, consolidate or divest; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our liquidity. In addition, these statements include the impact of economic and market conditions on us and our clients; the effects of our cost saving actions and the steps to optimize returns to shareholders on an effective and timely basis and our ability to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 26, 2015 under the sections entitled “Our Strategy,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	March 26, 2016	March 28, 2015
Service revenue	$220,701	$196,780
Product revenue	134,167	123,634
Total revenue	354,868	320,414
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	147,349	136,306
Cost of products sold (excluding amortization of intangible assets)	66,751	64,448
Selling, general and administrative	82,944	71,397
Amortization of intangible assets	6,352	5,258
Operating income	51,472	43,005
Other income (expense):
Interest income	263	284
Interest expense	(4,211)	(3,024)
Other income (expense), net	4,026	(8,313)
Income from continuing operations, before income taxes	51,550	31,952
Provision for income taxes	13,975	331
Income from continuing operations, net of income taxes	37,575	31,621
Loss from discontinued operations, net of income taxes	(26)	(7)
Net income	37,549	31,614
Less: Net income attributable to noncontrolling interests	(406)	(73)
Net income attributable to common shareholders	$37,143	$31,541
Earnings (loss) per common share
Basic:
Continuing operations attributable to common shareholders	$0.80	$0.67
Discontinued operations	$—	$—
Net income attributable to common shareholders	$0.80	$0.67
Diluted:
Continuing operations attributable to common shareholders	$0.78	$0.66
Discontinued operations	$—	$—
Net income attributable to common shareholders	$0.78	$0.66

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended
	March 26, 2016	March 28, 2015
Net income	$37,549	$31,614
Other comprehensive income (loss):
Foreign currency translation adjustment and other	(7,796)	(32,669)
Cumulative translation adjustment related to intercompany loan forgiveness	—	(2,341)
Amortization of net loss and prior service benefit included in net periodic cost for pension and other post-retirement benefit plans	390	729
Other comprehensive income (loss), before income taxes	30,143	(2,667)
Income tax expense related to items of other comprehensive income (loss) (Note 9)	142	217
Comprehensive income (loss), net of income taxes	30,001	(2,884)
Less: Comprehensive income related to noncontrolling interests	(127)	(73)
Comprehensive income (loss) attributable to common shareholders	$29,874	$(2,957)

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	March 26, 2016	December 26, 2015
Assets
Current assets:
Cash and cash equivalents	$157,375	$117,947
Trade receivables, net	287,178	270,068
Inventories	97,101	93,735
Prepaid assets	33,573	30,198
Other current assets	62,164	47,286
Total current assets	637,391	559,234
Property, plant and equipment, net	664,437	677,959
Goodwill	434,056	438,829
Client relationships, net	202,888	213,374
Other intangible assets, net	62,496	67,430
Deferred tax assets	26,355	40,028
Other assets	76,095	71,643
Total assets	$2,103,718	$2,068,497
Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Current portion of long-term debt and capital leases	$21,382	$17,033
Accounts payable	43,897	36,675
Accrued compensation	57,072	72,832
Deferred revenue	80,297	81,343
Accrued liabilities	89,433	89,494
Other current liabilities	16,056	12,544
Current liabilities of discontinued operations	1,852	1,840
Total current liabilities	309,989	311,761
Long-term debt, net and capital leases	840,481	845,997
Deferred tax liabilities	45,297	48,223
Other long-term liabilities	87,364	89,062
Long-term liabilities of discontinued operations	7,415	7,890
Total liabilities	1,290,546	1,302,933
Commitments and contingencies
Redeemable noncontrolling interest	28,744	28,008
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 86,051 shares issued and 47,114 shares outstanding as of March 26, 2016 and 85,464 shares issued and 46,698 shares outstanding at December 26, 2015	861	855
Additional paid-in capital	2,426,984	2,397,960
Retained earnings	47,681	10,538
Treasury stock, at cost 38,937 shares and 38,766 shares as of March 26, 2016 and December 26, 2015, respectively	(1,552,885)	(1,540,738)
Accumulated other comprehensive loss	(142,817)	(135,548)
Total equity attributable to common shareholders	779,824	733,067
Noncontrolling interests	4,604	4,489
Total equity	784,428	737,556
Total liabilities, redeemable noncontrolling interest and equity	$2,103,718	$2,068,497

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 26, 2016	March 28, 2015
Cash flows relating to operating activities
Net income	$37,549	$31,614
Less: Loss from discontinued operations, net of income taxes	(26)	(7)
Income from continuing operations	37,575	31,621
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	24,655	22,368
Amortization of debt issuance costs and discounts	409	423
Stock-based compensation	9,941	9,674
Deferred income taxes	12,522	9,474
Gain on venture capital investments	(3,082)	(1,271)
Gain on bargain purchase	16	—
Other, net	1,405	(917)
Changes in assets and liabilities:
Trade receivables, net	(16,279)	(18,302)
Inventories	(3,081)	431
Other assets	(3,432)	(5,448)
Accounts payable	9,352	3,038
Accrued compensation	(16,025)	(17,252)
Deferred revenue	(979)	1,321
Accrued liabilities	(444)	(2,742)
Taxes payable and prepaid taxes	(13,649)	(20,639)
Other liabilities	(365)	(527)
Net cash provided by operating activities	38,539	11,252
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(318)	(893)
Capital expenditures	(8,250)	(10,648)
Purchases of investments	(6,395)	(9,724)
Proceeds from sale of investments and distributions from venture capital investments	5,700	8,288
Other, net	2,821	684
Net cash used in investing activities	(6,442)	(12,293)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	49,423	39,828
Proceeds from exercises of stock options	12,514	34,136
Payments on long-term debt, capital lease obligations and revolving credit facility	(49,409)	(23,678)
Purchase of treasury stock	(12,147)	(58,632)
Other, net	6,700	10,280
Net cash provided by financing activities	7,081	1,934
Discontinued operations
Net cash used in operating activities from discontinued operations	(489)	(316)
Effect of exchange rate changes on cash and cash equivalents	739	(8,681)
Net change in cash and cash equivalents	39,428	(8,104)
Cash and cash equivalents, beginning of period	117,947	160,023
Cash and cash equivalents, end of period	$157,375	$151,919

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared by Charles River Laboratories International, Inc. (the Company) in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end condensed consolidated balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year 2015. The condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations.
The Company’s fiscal year is typically based on a 52-week year, with each quarter composed of 13 weeks. A 53-week year will occur during the fiscal year 2016, with an additional week included in the fourth quarter.
The Company reports its financial performance in three segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Support (Manufacturing).
Use of Estimates
The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires that the Company make estimates and judgments that may affect the reported amounts of assets, liabilities, redeemable noncontrolling interest, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.
Consolidation
The Company’s condensed consolidated financial statements reflect its financial statements and those of its subsidiaries in which the Company holds a controlling financial interest. For consolidated entities in which the Company owns or is exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interests in its consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. Intercompany balances and transactions are eliminated in consolidation.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the fiscal year 2015.
Newly Issued Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The standard reduces complexity in several aspects of the accounting for employee share-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, “Leases.” The standard established the principles that lessees and lessors will apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the full impact this standard will have on its consolidated financial statements and related disclosures but expects to recognize substantially all of its leases on the balance sheet, by recording a right-to-use asset and a corresponding lease liability.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The standard, including subsequently issued amendments, will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The standard will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will be effective for annual and interim periods beginning after December 15, 2017. The Company has not yet selected a transition method and is evaluating the impact the adoption will have on its consolidated financial statements and related disclosures.
2. BUSINESS ACQUISITIONS
WIL Research
On April 4, 2016, the Company acquired WRH, Inc. (WIL Research), a provider of safety assessment and contract development and manufacturing (CDMO) services to biopharmaceutical and agricultural and industrial chemical companies worldwide. The acquisition enhanced the Company’s position as a leading global early-stage contract research organization (CRO) by strengthening its ability to partner with global clients across the drug discovery and development continuum. The preliminary purchase price for WIL Research was approximately $585.0 million in cash, which is subject to certain customary adjustments. See Note 7, “Long-Term Debt and Capital Leases.” WIL Research’s safety assessment and CDMO businesses will be reported in the Company’s DSA and Manufacturing reportable segments, respectively. Due to the limited time between the acquisition date and the filing of this Quarterly Report on Form 10-Q, it is not practicable for the Company to disclose the preliminary allocation of purchase price to assets acquired and liabilities assumed. The Company incurred transaction and integration costs in connection with the acquisition of $4.0 million during the three months ended March 26, 2016, which were included in selling, general and administrative expenses.
Oncotest
On November 18, 2015, the Company acquired Oncotest GmbH (Oncotest), a German CRO providing discovery services for oncology, one of the largest therapeutic areas for biopharmaceutical research and development spending. With this acquisition, the Company expanded its oncology services capabilities, enabling it to provide clients with access to a more comprehensive portfolio of technologies, including patient-derived xenograft (PDX) and syngeneic models.  The purchase price for Oncotest was approximately $36.0 million, including $0.3 million in contingent consideration. The acquisition was funded by borrowings on the Company's revolving credit facility. The business is reported in the Company’s DSA reportable segment.
The contingent consideration is a one-time payment that could become payable based on the achievement of a revenue target for the fiscal year 2016. If achieved, the payment will become due in the first quarter of the fiscal year 2017. The aggregate, undiscounted amount of contingent consideration that the Company may pay is €2.0 million ($2.2 million as of March 26, 2016). The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes.
The purchase price allocation of $35.4 million, net of $0.6 million of cash acquired, was as follows:

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
The Company incurred insignificant transaction and integration costs in connection with the acquisition for the three months ended March 26, 2016 and March 28, 2015, which were included in selling, general and administrative expenses.
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
The purchase price allocation of $212.2 million, net of $2.3 million of cash acquired, was as follows:

July 24, 2015
(in thousands)
Trade receivables (contractual amount of $5,410)	$5,288
Inventories	10,103
Other current assets (excluding cash)	13,269
Property, plant and equipment	4,639
Definite-lived intangible assets	118,140
Goodwill	105,262
Other long-term assets	537
Short-term debt	(9,766)
Other current liabilities	(7,136)
Long-term liabilities	(28,100)
Total purchase price allocation	$212,236
The purchase price allocations were prepared on a preliminary basis and are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. From the date of the acquisition through March 26, 2016, the Company recorded measurement-period adjustments related to the Celsis acquisition that resulted in an immaterial change to the purchase price allocation. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

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
The Company incurred insignificant transaction and integration costs in connection with the acquisition of for the three months ended March 26, 2016 and March 28, 2015, which were included in selling, general and administrative expenses.
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
The purchase price allocation of $9.6 million, net of less than $0.1 million of cash acquired, was as follows:

May 5, 2015
(in thousands)
Trade receivables (contractual amount of $995)	$965
Inventories	1,518
Other current assets (excluding cash)	973
Property, plant and equipment	13,698
Definite-lived intangible assets	3,400
Current liabilities	(925)
Long-term liabilities	(250)
Fair value of net assets acquired	19,379
Bargain purchase gain	(9,821)
Total purchase price allocation	$9,558
The identifiable definite-lived intangible assets acquired represent the client relationships intangible, which is being amortized over the estimated useful life of approximately 15 years.
The Company incurred insignificant transaction and integration costs in connection with the acquisition for the three months ended March 26, 2016 and March 28, 2015, which were included in selling, general and administrative expenses.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables, net is as follows:

	March 26, 2016	December 26, 2015
	(in thousands)
Client receivables	$237,430	$230,010
Unbilled revenue	52,134	45,996
Total	289,564	276,006
Less: Allowance for doubtful accounts	(2,386)	(5,938)
Trade receivables, net	$287,178	$270,068
The composition of inventories is as follows:

	March 26, 2016	December 26, 2015
	(in thousands)
Raw materials and supplies	$17,197	$15,998
Work in process	14,295	12,101
Finished products	65,609	65,636
Inventories	$97,101	$93,735
The composition of other current assets is as follows:

	March 26, 2016	December 26, 2015
	(in thousands)
Investments	$18,846	$20,516
Prepaid income tax	43,011	26,350
Restricted cash	159	271
Other	148	149
Other current assets	$62,164	$47,286
The composition of other assets is as follows:

	March 26, 2016	December 26, 2015
	(in thousands)
Life insurance policies	$27,130	$27,554
Venture capital investments	37,935	32,730
Restricted cash	1,787	1,745
Other	9,243	9,614
Other assets	$76,095	$71,643
The composition of other current liabilities is as follows:

	March 26, 2016	December 26, 2015
	(in thousands)
Accrued income taxes	$15,674	$12,168
Accrued interest and other	382	376
Other current liabilities	$16,056	$12,544

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of other long-term liabilities is as follows:

	March 26, 2016	December 26, 2015
	(in thousands)
Long-term pension liability	$32,494	$34,604
Accrued executive supplemental life insurance retirement plan and deferred compensation plan	30,587	30,188
Other	24,283	24,270
Other long-term liabilities	$87,364	$89,062
4. VENTURE CAPITAL INVESTMENTS AND MARKETABLE SECURITIES
Venture Capital Investments
The Company invests in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. The Company’s ownership interest in these funds ranges from 3.6% to 12.0%. The Company accounts for these investments, which are variable interest entities, under the equity method of accounting. The Company is not the primary beneficiary because it has no power to direct the activities that most significantly affect the funds’ economic performance.
The Company’s total commitments to the entities as of March 26, 2016 was $65.0 million, of which the Company funded $31.0 million through March 26, 2016. During the three months ended March 26, 2016 and March 28, 2015, the Company received no dividends from the entities.
Subsequent to March 26, 2016, the Company invested in new venture capital funds, which increased the Company’s total commitments by $10.6 million.
Marketable Securities
The following is a summary of the Company's marketable securities, all of which are classified as available-for-sale:

	March 26, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Mutual fund	$4,650	$—	$(98)	$4,552
Total	$4,650	$—	$(98)	$4,552

	December 26, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Mutual fund	$4,650	$—	$(141)	$4,509
Total	$4,650	$—	$(141)	$4,509
There were no sales of available-for-sale securities during the three months ended March 26, 2016 or March 28, 2015.
5. FAIR VALUE
The Company has certain assets, liabilities and redeemable noncontrolling interest recorded at fair value, which have been classified as Level 1, 2, or 3 within the fair value hierarchy:

•	Level 1 - Fair values are determined utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•
Level 2 - Fair values are determined by utilizing quoted prices for identical or similar assets and liabilities in active markets or other market observable inputs such as interest rates, yield curves and foreign currency spot rates.

•	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value hierarchy level is determined by asset, liability and redeemable noncontrolling interest class based on the lowest level of significant input. The observability of inputs may change for certain assets or liabilities. This condition could cause an asset or liability to be reclassified between levels. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the three months ended March 26, 2016 and March 28, 2015, there were no transfers between levels.
Valuation methodologies used for assets, liabilities and the redeemable noncontrolling interest measured or disclosed at fair value are as follows:

•	Cash equivalents - Valued at quoted market prices determined through third-party pricing services.

•	Mutual funds - Valued at the unadjusted quoted net asset value of shares held by the Company.

•	Foreign currency forward contracts - Valued using market observable inputs, such as forward foreign exchange points and foreign exchanges rates.

•	Life insurance policies - Valued at cash surrender value based on the fair value of underlying investments.

•	Contingent consideration - Valued based on a probability weighting of the future cash flows associated with the potential outcomes.

•	Redeemable noncontrolling interest - Valued using the income approach based on estimated future cash flows of the underlying business discounted by a weighted average cost of capital.
Assets, liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis are summarized below:

	March 26, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$221	$—	$221
Other current assets:
Mutual funds	4,552	—	—	4,552
Other assets:
Life insurance policies	—	19,889	—	19,889
Total assets measured at fair value	$4,552	$20,110	$—	$24,662

Other current liabilities:
Contingent consideration	$—	$—	$1,114	$1,114
Foreign currency forward contracts	—	25	—	25
Other long-term liabilities:
Contingent consideration	—	—	200	200
Redeemable noncontrolling interest	—	—	28,744	28,744
Total liabilities and redeemable noncontrolling interest measured at fair value	$—	$25	$30,058	$30,083

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 26, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$190	$—	$190
Other current assets:
Mutual funds	4,509	—	—	4,509
Foreign currency forward contracts	—	15	—	15
Other assets:
Life insurance policies	—	20,364	—	20,364
Total assets measured at fair value	$4,509	$20,569	$—	$25,078

Other current liabilities:
Contingent consideration	$—	$—	$1,172	$1,172
Other long-term liabilities:
Contingent consideration	—	—	198	198
Redeemable noncontrolling interest	—	—	28,008	28,008
Total liabilities and redeemable noncontrolling interest measured at fair value	$—	$—	$29,378	$29,378
Redeemable Noncontrolling Interest
The Company’s redeemable noncontrolling interest resulted from the acquisition of a 75% ownership interest in Vital River. Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase the remaining 25% of the entity for cash at its then appraised value beginning in January 2016. Additionally, the noncontrolling interest holders were granted the right to require the Company to purchase the remaining 25% of the entity at its then appraised value beginning in January 2016 for cash. These rights are accelerated if certain conditions are met. As the noncontrolling interest holders can require the Company to purchase the remaining 25% interest, the noncontrolling interest is classified in the mezzanine section of the condensed consolidated balance sheet, which is above the equity section and below liabilities.
The following table provides a rollforward of the fair value of the Company’s redeemable noncontrolling interest related to the acquisition of Vital River.

	Three Months Ended
	March 26, 2016	March 28, 2015
	(in thousands)
Beginning balance	$28,008	$28,419
Additions	—	—
Total gains or losses (realized/unrealized):
Net income attributable to noncontrolling interest	198	(130)
Foreign currency translation	(186)	78
Change in fair value, included in additional paid-in capital	724	1,086
Ending balance	$28,744	$29,453
As of March 26, 2016, the significant unobservable inputs used in the fair value measurement of the Company’s redeemable noncontrolling interest are the estimated future cash flows based on projected financial data and a discount rate of 18.0%. Significant changes in the timing or amounts of the estimated future cash flows would result in a significantly higher or lower fair value measurement. Significant increases or decreases in the discount rate would result in a significantly lower or higher fair value measurement, respectively. A 1% increase in the discount rate used would result in a $1.7 million decrease in the fair value of the redeemable noncontrolling interest.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the business acquisitions.

	Three Months Ended
	March 26, 2016	March 28, 2015
	(in thousands)
Beginning balance	$1,370	$2,828
Additions	600	675
Payments	(674)	—
Total gains or losses (realized/unrealized):
Reversal of previously recorded contingent liability and change in fair value	18	(717)
Ending balance	$1,314	$2,786
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
Debt Instruments
The book value of the Company’s term and revolving loans, which are variable rate loans carried at amortized cost, approximates the fair value based on current market pricing of similar debt. As the fair value is based on significant other observable inputs, including current interest and foreign currency exchange rates, it is deemed to be Level 2.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

		Adjustments to Goodwill
	December 26, 2015	Acquisitions	Foreign Exchange	March 26, 2016
	(in thousands)
RMS	$58,167	$—	$(14)	$58,153
DSA	247,050	—	(1,816)	245,234
Manufacturing	133,612	(118)	(2,825)	130,669
Total	$438,829	$(118)	$(4,655)	$434,056
Intangibles Assets, Net
The following table displays intangible assets, net by major class:

	March 26, 2016			December 26, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Backlog	$51,537	$(51,526)	$11	$50,568	$(50,554)	$14
Technology	56,725	(6,462)	50,263	60,350	(5,911)	54,439
Trademarks and trade names	11,187	(6,076)	5,111	11,495	(5,944)	5,551
Other	14,722	(7,611)	7,111	14,711	(7,285)	7,426
Other intangible assets	134,171	(71,675)	62,496	137,124	(69,694)	67,430
Client relationships	391,729	(188,841)	202,888	396,537	(183,163)	213,374
Intangible assets	$525,900	$(260,516)	$265,384	$533,661	$(252,857)	$280,804
During the three months ended March 26, 2016, the Company determined that the carrying values of certain DSA intangible assets were not recoverable and recorded an impairment charge of $1.9 million, which was included in costs of services provided (excluding amortization of intangible assets).

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-Term Debt
Long-term debt, net consists of the following:

	March 26, 2016	December 26, 2015
	(in thousands)
Term loans	$385,000	$390,000
Revolving credit facility	452,735	446,041
Other long-term debt	196	193
Total debt	837,931	836,234
Less: current portion of long-term debt	(20,196)	(15,193)
Long-term debt	817,735	821,041
Debt discount and debt issuance costs	(7,091)	(6,805)
Long-term debt, net	$810,644	$814,236
In April 2015, the Company amended and restated the $970M Credit Facility, creating a $1.3 billion facility ($1.3B Credit Facility) that provides for a $400.0 million term loan facility and a $900.0 million multi-currency revolving facility. The interest rates applicable to term loans and revolving loans under the Company’s $1.3B Credit Facility are, at the Company’s option, equal to either the alternate base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) the one-month adjusted LIBOR rate plus 1%), or the adjusted LIBOR rate plus an interest rate margin based upon the Company’s leverage ratio. As of March 26, 2016 and December 26, 2015, the weighted average interest rate on the Company’s debt was 1.49% and 1.33%, respectively.
The $1.3B Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company’s business, and negative and affirmative covenants. As of March 26, 2016, the Company was compliant with all covenants.
On March 30, 2016, the Company amended and restated its $1.3B credit facility creating a $1.65 billion credit facility ($1.65B Credit Facility) which (1) extends the maturity date for the credit facility and (2) makes certain other amendments in connection with the Company’s acquisition of WIL Research. The $1.65B Credit Facility provides for up to approximately $1.65 billion in financing, including an approximately $650.0 million term loan facility and a $1.0 billion multi-currency revolving facility. The term loan facility matures in 19 quarterly installments with the last installment due March 30, 2021. The revolving facility matures on March 30, 2021, and requires no scheduled payment before that date.
The obligations of the Company under the $1.65B Credit Facility are secured by substantially all of the assets of the Company. Under specified circumstances, the Company has the ability to increase the term loans and/or revolving line of credit by up to $500.0 million in the aggregate. The interest rates applicable to term loans and revolving loans under the $1.65B Credit Facility are, at the Company’s option, equal to either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted LIBOR rate plus 1%) or the adjusted LIBOR rate plus an interest rate margin based upon the Company’s leverage ratio.
Letters of Credit
As of March 26, 2016 and December 26, 2015, the Company had $5.1 million and $4.9 million in outstanding letters of credit, respectively.
Capital Lease Obligations
The Company’s capital lease obligations amounted to $31.1 million and $33.6 million as of March 26, 2016 and December 26, 2015, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. EQUITY
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended
	March 26, 2016	March 28, 2015
	(in thousands)
Numerator:
Income from continuing operations, net of income taxes	$37,575	$31,621
Loss from discontinued operations, net of income taxes	(26)	(7)
Less: Net income attributable to noncontrolling interests	(406)	(73)
Net income attributable to common shareholders	$37,143	$31,541

Denominator:
Weighted-average shares outstanding - Basic	46,642	46,772
Effect of dilutive securities: Stock options, restricted stock units, performance share units and restricted stock	975	1,096
Weighted-average shares outstanding - Diluted	47,617	47,868
Options to purchase approximately 1.0 million and 0.6 million shares for the three months ended March 26, 2016 and March 28, 2015, respectively, and an insignificant number of restricted stock, restricted stock units (RSUs) and performance share units (PSUs) were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted average shares outstanding for the three months ended March 26, 2016 and March 28, 2015 excluded the impact of approximately 1.1 million and 1.2 million shares, respectively, of non-vested restricted stock, RSUs and PSUs.
Treasury Shares
During the three months ended March 26, 2016, the Company did not repurchase any shares under its authorized stock repurchase program. The Company repurchased approximately 0.7 million shares for $50.0 million in the three months ended March 28, 2015. As of March 26, 2016, the Company had $69.7 million remaining on the authorized stock repurchase program. The Company’s stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, RSUs and PSUs in order to satisfy individual minimum statutory tax withholding requirements. During the three months ended March 26, 2016 and March 28, 2015, the Company acquired approximately 0.2 million shares for $12.1 million and approximately 0.1 million shares for $8.6 million, respectively.
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 26, 2015	$(82,977)	$(52,571)	$(135,548)
Other comprehensive loss before reclassifications	(7,517)	—	(7,517)
Amounts reclassified from accumulated other comprehensive income (loss)	—	390	390
Net current period other comprehensive income (loss)	(7,517)	390	(7,127)
Income tax expense	—	142	142
March 26, 2016	$(90,494)	$(52,323)	$(142,817)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign currency translation and other includes an insignificant amount of unrealized gains (losses) on available-for-sale marketable securities.
Nonredeemable Noncontrolling Interests
The Company has investments in several entities, whose financial results are consolidated in the Company’s financial statements, as it has a controlling financial interest in these entities. The interests of the respective noncontrolling parties in these entities have been recorded as noncontrolling interests. The activity within the nonredeemable noncontrolling interests was insignificant during the three months ended March 26, 2016 and March 28, 2015.
9. INCOME TAXES
The Company’s overall effective tax rate for the three months ended March 26, 2016 and March 28, 2015 was 27.1% and 1.0%, respectively. For the three months ended March 26, 2016, the increase was primarily attributable to a benefit recorded during the three months ended March 28, 2015 for a reduction in unrecognized tax benefits and related interest of $10.4 million due to the expiration of the statute of limitations associated with pre-acquisition tax positions on forgiveness of debt, as well as the accrual of withholding taxes recorded during the three months ended March 26, 2016 in order to access cash from the Company’s Canadian and Chinese operations for use outside of the U.S. as a result of the reinstatement of the controlled foreign corporation look-through rules during the three months ended December 26, 2015.
During the three months ended March 26, 2016, the Company’s unrecognized tax benefits increased by $0.1 million to $23.4 million, primarily due to an additional quarter of Canadian Scientific Research and Experimental Development credit reserves offset by favorable foreign exchange movement. The amount of unrecognized income tax benefits that would impact the effective tax rate remained constant at $20.1 million. The amount of accrued interest on unrecognized tax benefits was $1.1 million at March 26, 2016. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by up to $3.1 million over the next twelve-month period, primarily as a result of the outcome of a pending tax ruling and competent authority ruling.
The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits in jurisdictions including the U.S., U.K., China, Japan, France, Germany and Canada. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2012.
The Company and certain of its subsidiaries have ongoing tax controversies with various tax authorities in the U.S., Canada, China and France. The Company does not believe that resolution of these controversies will have a material impact on its financial position or results of operations.
In accordance with the Company’s policy, the remaining undistributed earnings of its non-U.S. subsidiaries remain indefinitely reinvested as of the end of the three months ended March 26, 2016 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.
Income tax expense related to change in unrecognized pension gains, losses and prior service costs was $0.1 million and $0.2 million for the three months ended March 26, 2016 and March 28, 2015, respectively.
10. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The following table provides the components of net periodic cost (benefit) for the Company’s pension plans for the three months ended March 26, 2016 and March 28, 2015:

	Pension Plans
	March 26, 2016	March 28, 2015
	(in thousands)
Service cost	$554	$1,149
Interest cost	3,364	3,335
Expected return on plan assets	(3,992)	(4,382)
Amortization of prior service credit	(144)	(151)
Amortization of net loss	546	880
Net periodic cost	$328	$831
The net periodic cost for the Company’s other post-retirement benefit plan for the three months ended March 26, 2016 and March 28, 2015 was insignificant.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock, RSUs and PSUs.
The following table provides stock-based compensation by the financial statement line item in which it is reflected:

	Three Months Ended
	March 26, 2016	March 28, 2015
	(in thousands)
Cost of revenue	$1,682	$1,501
Selling, general and administrative	8,259	8,173
Stock-based compensation, before income taxes	9,941	9,674
Provision for income taxes	(3,514)	(3,385)
Stock-based compensation, net of income taxes	$6,427	$6,289
During the three months ended March 26, 2016, the Company issued approximately 0.6 million stock options with a per share weighted average grant date fair value of $15.04, approximately 0.2 million RSUs with a per share weighted average grant date fair value of $73.71 and approximately 0.2 million PSUs with a per share weighted average grant date fair value of $79.81. The maximum number of common shares to be issued upon vesting of PSUs granted during the three months ended March 26, 2016 is approximately 0.4 million.
12. FOREIGN CURRENCY CONTRACTS
The Company enters into foreign exchange forward contracts to limit its foreign currency exposure related to intercompany loans that are not of a long-term investment nature. These contracts are recorded at fair value in the Company’s condensed consolidated balance sheet and are not designated as hedging instruments. Any gains or losses on such contracts are immediately recognized in other income (expense), net, and are largely offset by the remeasurement of the underlying intercompany loan balances.
The notional amount and fair value of the Company’s foreign currency forward contracts is summarized as follows:

	Notional Amount	Fair Value	Balance Sheet Location
(in thousands)
March 26, 2016	$90,412	$(25)	Other Current Liabilities
December 26, 2015	$88,483	$15	Other Current Assets
The following table summarizes the effect of foreign exchange forward contracts related to intercompany loans denominated in Euros on the Company’s consolidated statement of income:

Three Months Ended March 26, 2016
Location of Gain (Loss)	Gain (Loss) Recognized
(in thousands)
Other income (expense), net	$2,243
The forward contracts outstanding as of March 26, 2016 had durations of 1 month. The Company had no such contracts during the three months ended March 28, 2015.
13. COMMITMENTS AND CONTINGENCIES
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
In May 2013, the Company commenced an investigation into inaccurate billing with respect to certain government contracts. The Company promptly reported these matters to the relevant government contracting officers, the Department of Health and Human Services’ Office of the Inspector General, and the Department of Justice, and the Company is cooperating with these agencies to ensure the proper repayment and resolution of this matter. The Company has identified approximately $1.5 million of excess amounts billed on these contracts since January 1, 2007, and has recorded a liability for such amount as of March 26, 2016, as this represents the Company’s best estimate.  Because of the ongoing discussions with the government and the complex nature of this matter, the Company believes it is reasonably possible that additional losses may be incurred but cannot at this time make a reasonable estimate of the potential range of loss beyond such estimated liability.
Lease Commitments
During the three months ended March 26, 2016, the Company assumed or entered into new lease agreements or exercised options to extend the lease terms for certain existing leases. As a result, the Company’s lease obligations through August 2024 increased by $3.3 million.
14. SEGMENT INFORMATION
The following table presents revenue and other financial information by reportable segment:

	Three Months Ended
	March 26, 2016	March 28, 2015
	(in thousands)
RMS
Revenue	$124,010	$120,011
Operating income	36,533	28,845
Depreciation and amortization	5,281	6,045
Capital expenditures	1,053	2,733
DSA
Revenue	$157,983	$140,012
Operating income	30,830	23,516
Depreciation and amortization	11,957	11,139
Capital expenditures	4,707	5,378
Manufacturing
Revenue	$72,875	$60,391
Operating income	19,468	16,798
Depreciation and amortization	5,945	3,286
Capital expenditures	2,129	1,566

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended March 26, 2016 and March 28, 2015, reconciliations of segment operating income, depreciation and amortization and capital expenditures to the respective consolidated amounts are as follows:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
	(in thousands)
Total reportable segments	$86,831	$69,159	$23,183	$20,470	$7,889	$9,677
Unallocated corporate	(35,359)	(26,154)	1,472	1,898	361	971
Total consolidated	$51,472	$43,005	$24,655	$22,368	$8,250	$10,648
Revenue for each significant product or service offering is as follows:

	Three Months Ended
	March 26, 2016	March 28, 2015
	(in thousands)
RMS	$124,010	$120,011
DSA	157,983	140,012
Manufacturing	72,875	60,391
Total revenue	$354,868	$320,414
A summary of unallocated corporate expense consists of the following:

	Three Months Ended
	March 26, 2016	March 28, 2015
	(in thousands)
Stock-based compensation	$6,108	$6,280
Compensation, benefits, and other employee-related expenses	12,541	10,696
External consulting and other service expenses	5,176	3,641
Information Technology	3,132	1,864
Depreciation	1,472	1,898
Acquisition and integration	3,763	(362)
Other general unallocated corporate	3,167	2,137
Total unallocated corporate expense	$35,359	$26,154
Other general unallocated corporate expense consist of various departmental costs including those associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury and investor relations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year 2015. The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year 2015. Certain percentage changes may not recalculate due to rounding.
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
We report our financial performance in three segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Support (Manufacturing). Our RMS segment includes the Research Models and Research Model Services businesses. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes three business units: Genetically Engineered Models and Services, which performs contract breeding and other services associated with genetically engineered models; Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models; and Insourcing Solutions (IS), which provides colony management of our clients’ research operations (including recruitment, training, staffing, and management services). Our DSA segment includes services required to take a drug through the early development process including discovery services, which are non-regulated services to assist clients with the identification, screening, and selection of a lead compound for drug development, and regulated and non-regulated safety assessment services. Our Manufacturing segment includes Microbial Solutions (formerly Endotoxin and Microbial Detection or EMD), which includes in vitro (non-animal) lot-release testing products and microbial detection and species identification services; Biologics Testing Services (Biologics), which performs specialized testing of biologics; and Avian Vaccine Services (Avian), which supplies specific-pathogen-free fertile chicken eggs and chickens.
On April 4, 2016, we acquired WRH, Inc. (WIL Research), a provider of safety assessment and contract development and manufacturing services to biopharmaceutical and agricultural and industrial chemical companies worldwide. The acquisition enhanced our position as a leading global early-stage CRO by strengthening our ability to partner with global clients across the drug discovery and development continuum. The preliminary purchase price for WIL Research was approximately $585.0 million in cash, which is subject to certain customary adjustments.
Results of Operations
Three Months Ended March 26, 2016 Compared to the Three Months Ended March 28, 2015
Revenue

	Three Months Ended
	March 26, 2016	March 28, 2015	$ Change	% Change	Impact of FX
	(in millions, except percentages)
RMS	$124.0	$120.0	$4.0	3.3%	(1.3)%
DSA	158.0	140.0	18.0	12.8%	(1.9)%
Manufacturing	72.9	60.4	12.5	20.7%	(1.8)%
Total revenue	$354.9	$320.4	$34.5	10.8%	(1.6)%
Revenue for the three months ended March 26, 2016 increased $34.5 million, or 10.8%, compared to the corresponding period in 2015. The negative effect of changes in foreign currency exchange rates decreased revenue by $5.2 million, or 1.6%, when compared to the corresponding period in 2015.
RMS revenue increased by $4.0 million due to higher research model revenue in North America, Europe and Asia, and higher research model services revenue; partially offset by the negative effect of changes in foreign currency exchange rates.

DSA revenue increased $18.0 million due to higher revenue in the Safety Assessment business, primarily as a result of increased study volume and pricing; and higher revenue in the Discovery Services business, primarily as a result of the Oncotest acquisition that contributed $2.9 million to revenue growth; partially offset by the negative effect of changes in foreign currency exchange rates.
Manufacturing revenue increased $12.5 million due to higher revenue for Microbial Solutions, which includes the Celsis acquisition, higher revenue in the Biologics business, and higher revenue in the Avian business, which includes the Sunrise acquisition; partially offset by the negative effect of changes in foreign currency exchange rates.
Service revenue for the three months ended March 26, 2016 was $220.7 million, an increase of $23.9 million, or 12.2%, compared to $196.8 million in the corresponding period in 2015. The increase in service revenue was due to higher revenue in the Safety Assessment business, primarily as a result of increased study volume and pricing; higher revenue in the Discovery Services business, which included the acquisition of Oncotest that contributed $2.9 million to service revenue; higher revenue in the Biologics business, and higher research model services revenue; partially offset by the negative effect of changes in foreign currency exchange rates. Product revenue for the three months ended March 26, 2016 was $134.2 million, an increase of $10.6 million, or 8.5%, compared to $123.6 million in the corresponding period in 2015. The increase was due to higher revenue for Microbial Solutions and Avian, which included the acquisitions of Celsis and Sunrise, respectively, which contributed $8.7 million to product revenue growth; and higher research model revenue in North America, Europe and Asia; partially offset by the negative effect of changes in foreign currency exchange rates.
Cost of Services Provided and Products Sold (Excluding Amortization of Intangible Assets)

	Three Months Ended
	March 26, 2016	March 28, 2015	$ change	% change
	(in millions, except percentages)
RMS	$71.6	$74.2	$(2.6)	(3.5)%
DSA	106.9	96.3	10.6	11.0%
Manufacturing	35.6	30.2	5.4	17.8%
Total cost of services provided and products sold (excluding amortization of intangible assets)	$214.1	$200.7	$13.4	6.6%
Cost of services provided and products sold (excluding amortization of intangibles assets) (Costs) for the three months ended March 26, 2016 increased $13.4 million, or 6.6%, compared to the corresponding period in 2015. Costs as a percentage of revenue for the three months ended March 26, 2016 were 60.3%, a decrease of 2.3%, from 62.6% for the corresponding period in 2015.
RMS Costs decreased $2.6 million due primarily to the favorable effect of changes in foreign currency exchange rates, cost savings achieved as a result of our efficiency initiatives, and reduced restructuring costs. RMS Costs as a percentage of revenue for the three months ended March 26, 2016 were 57.7%, a decrease of 4.1%, from 61.8% for the corresponding period in 2015.
DSA Costs increased $10.6 million due primarily to an increase in Safety Assessment Costs resulting from the growth of the business, and an increase in Discovery Services Costs, which included a higher cost base due to the acquisition of Oncotest, and a charge of $1.9 million related to an impairment of certain intangibles; partially offset by the favorable effect of changes in foreign currency exchange rates. DSA Costs as a percentage of revenue for the three months ended March 26, 2016 were 67.7%, a decrease of 1.1%, from 68.8% for the corresponding period in 2015, primarily due to improved operating leverage as a result of increased study volume in our Safety Assessment business.
Manufacturing Costs increased $5.4 million due primarily to an increase in Microbial Solutions Costs resulting from the Celsis acquisition, and an increase in Biologics Costs resulting from the growth of the business; partially offset by the favorable effect of changes in foreign currency exchange rates. Manufacturing Costs as a percentage of revenue for the three months ended March 26, 2016 were 48.8%, a decrease of 1.2%, from 50.0% for the corresponding period in 2015.
Costs of services provided for the three months ended March 26, 2016 were $147.3 million, an increase of $11.0 million, or 8.1%, compared to $136.3 million for the corresponding period in 2015. The increase was due to a higher Discovery Services cost base, as a result of the acquisition of Oncotest, and a charge of $1.9 million related to an impairment of certain intangibles; as well as increased Safety Assessment and Biologics revenues; partially offset by the favorable effect of changes in foreign currency exchange rates. Costs of products sold for the three months ended March 26, 2016 were $66.8 million, an increase of $2.4 million, or 3.6%, compared to $64.4 million for the corresponding period in 2015. The increase was due to higher Costs as a result of acquisitions of Celsis and Sunrise, partially offset by savings associated with global efficiency initiatives, reduced restructuring costs, and the favorable effect of changes in foreign currency exchange rates.

Selling, General and Administrative Expenses

	Three Months Ended
	March 26, 2016	March 28, 2015	$ change	% change
	(in millions, except percentages)
RMS	$15.3	$16.2	$(0.9)	(5.5)%
DSA	17.1	16.7	0.4	2.3%
Manufacturing	15.1	12.3	2.8	23.0%
Unallocated corporate	35.4	26.2	9.2	35.2%
Total selling, general and administrative	$82.9	$71.4	$11.5	16.2%
Selling, general and administrative expenses (SG&A) for three months ended March 26, 2016 increased $11.5 million, or 16.2%, compared to the corresponding period in 2015. SG&A as a percentage of revenue for the three months ended March 26, 2016 was 23.4%, an increase of 1.1%, from 22.3% for the corresponding period in 2015.
The decrease in RMS SG&A of $0.9 million was related to a decrease of $0.5 million in severance expense and a decrease of $0.8 million in other expenses; partially offset by an increase of $0.4 million in compensation, benefits, and other employee-related expenses. RMS SG&A as a percentage of revenue for the three months ended March 26, 2016 was 12.3%, a decrease of 1.2%, from 13.5% for the corresponding period in 2015.
The increase in DSA SG&A of $0.4 million was related to an increase of $0.5 million in compensation, benefits, and other employee-related expenses; an increase of $0.3 million in external consulting and other service expenses; an increase of $0.3 million in stock-based compensation; and an increase of $0.5 million in other expenses; partially offset by a decrease of $1.2 million in bad debt reserves. DSA SG&A as a percentage of revenue for the three months ended March 26, 2016 was 10.8%, a decrease of 1.1%, from 11.9% for the corresponding period in 2015.
The increase in Manufacturing SG&A of $2.8 million was related to an increase of $1.5 million in compensation, benefits, and other employee-related expenses; an increase of $0.6 million in external consulting and other service expenses; an increase of $0.4 million in depreciation expense; and an increase of $0.3 million in other expense. Manufacturing SG&A as a percentage of revenue for the three months ended March 26, 2016 was 20.8%, an increase of 0.4%, from 20.4% for the corresponding period in 2015.
The increase in unallocated corporate SG&A of $9.2 million was related to an increase of 3.4 million in costs associated with the evaluation and integration of acquisitions; an increase of $1.8 million in compensation, benefits, and other employee-related expenses; an increase of $1.5 million in external consulting and other service expenses; an increase of $1.3 million in information technology; an increase of $0.7 million due to the absence of contingent consideration adjustments, primarily related to a reversal of the contingent consideration liability previously recorded in connection with the acquisition of Argenta and BioFocus recorded in the corresponding period of 2015; and an increase of $0.5 million in other expenses.
Amortization of Intangible Assets Amortization of intangibles for the three months ended March 26, 2016 was $6.4 million, an increase of $1.1 million, or 20.8%, from $5.3 million for the corresponding period in 2015, due primarily to certain intangibles acquired in connection with the Oncotest, Celsis, and Sunrise acquisitions.
Interest Income Interest income, which represents earnings on held cash, cash equivalents, and time deposits was $0.3 million for the three months ended March 26, 2016 and for the corresponding period in 2015.
Interest Expense Interest expense for the three months ended March 26, 2016 was $4.2 million, an increase of $1.2 million, or 39.3%, compared to $3.0 million for the corresponding period in 2015. The increase was primarily due to higher average balance outstanding under our $1.3B Credit Facility as a result of additional borrowings related to business acquisitions, and an increased interest expense related to capital leases.
Other Income (Expense), Net Other income (expense), net was a net other income of $4.0 million for the three months ended March 26, 2016, an increase of $12.3 million, or 148.4%, compared to a net other expense of $8.3 million for the corresponding period in 2015. The increase in other income (expense), net was driven by the absence of an expense of $10.4 million due to a reversal of the indemnification asset associated with a previous acquisition in the corresponding period of 2015; an increase of $1.8 million in gains on our venture capital investments accounted for under the equity method; and a $1.2 million increase in gains from changes in foreign currency exchange rates; partially offset by a decrease of $1.1 million in other activity.
Income Taxes Income tax expense for the three months ended March 26, 2016 was $14.0 million, an increase of $13.7 million compared to $0.3 million for the corresponding period in 2015. Our effective tax rate was 27.1% for the three months ended March 26, 2016, compared to 1.0% for the corresponding period in 2015. The increase was primarily attributable to a prior year reduction in unrecognized tax benefits and related interest of $10.4 million due to the expiration of the statute of limitations associated with pre-acquisition tax positions on forgiveness of debt, as well as the accrual of withholding taxes in the first quarter of 2016 in order to access cash from our Canadian and Chinese operations for use outside of the United States (U.S.) as a result of the reinstatement of the controlled foreign corporation look-through rules during the fourth quarter of 2015.
Liquidity and Capital Resources
We currently require cash to fund our working capital needs, pension obligations, capital expansion, acquisitions and to pay our debt obligations. Our principal sources of liquidity have been our cash flows from operations, supplemented by long-term borrowings. Based on our current business plan, we believe that our existing funds, when combined with cash generated from operations and our access to financing resources, are sufficient to fund our operations for the foreseeable future.
The following table presents our cash, cash equivalents and investments held in the U.S. and by non-U.S. entities:

	March 26, 2016	December 26, 2015
	(in millions)
Cash and cash equivalents:
Held in the U.S. entities	$11.7	$3.6
Held by non-U.S. entities	145.7	114.3
Total cash and cash equivalents	157.4	117.9
Investments:
Held in the U.S. entities	4.5	4.5
Held by non-U.S. entities	14.3	16.0
Total cash, cash equivalents and investments	$176.2	$138.4
Borrowings
In April 2015, we amended and restated our $970M Credit Facility, creating a $1.3 billion facility ($1.3B Credit Facility) that provides for a $400.0 million term loan facility and a $900.0 million multi-currency revolving facility. The term loan facility matures in 20 quarterly installments with the last installment due April 22, 2020. The revolving facility matures on April 22, 2020 and requires no scheduled payment before that date. The interest rates applicable to term loans and revolving loans under our credit agreement are, at our option, equal to either the alternate base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted LIBOR rate plus 1%), or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio.
Amounts outstanding under the $1.3B Credit Facility were as follows:

	March 26, 2016	December 26, 2015
	(in millions)
Term loans	$385.0	$390.0
Revolving credit facility	452.7	446.0
Total	$837.7	$836.0
On March 30, 2016, we amended and restated our $1.3B Credit Facility, creating a $1.65 billion credit facility ($1.65B Credit Facility) which (1) extends the maturity date for the credit facility, and (2) makes certain other amendments in connection with our acquisition of WIL Research. The $1.65B Credit Facility provides for up to approximately $1.65 billion in financing, including an approximately $650.0 million term loan facility and a $1.0 billion multi-currency revolving facility. The term loan facility matures in 19 quarterly installments, with the last installment due March 30, 2021. The revolving facility matures on March 30, 2021, and requires no scheduled payment before that date.
Under specified circumstances, we have the ability to increase the term loans and/or revolving line of credit by up to $500.0 million in the aggregate. The interest rates applicable to term loans and revolving loans under the credit agreement are, at our option, equal to either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted LIBOR rate plus 1%), or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio.

Repurchases of Common Stock
During the three months ended March 26, 2016, we did not repurchase any shares under our authorized stock repurchase program. As of March 26, 2016, we had $69.7 million remaining on the authorized stock repurchase program. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual minimum statutory tax withholding requirements. During the three months ended March 26, 2016, we acquired approximately 0.2 shares for $12.1 million.
Cash Flows
The following table presents our net cash provided by operating activities:

	Three Months Ended
	March 26, 2016	March 28, 2015
	(in millions)
Income from continuing operations	$37.6	$31.6
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities	45.8	39.8
Changes in operating assets and liabilities	(44.9)	(60.1)
Net cash provided by operating activities	$38.5	$11.3
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our income from continuing operations for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, gains (losses) on venture capital investments, and gains on bargain purchases, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For the three months ended March 26, 2016, compared to the three months ended March 26, 2016, the increase in cash provided by operating activities was primarily driven by an increase in income from continuing operations and a favorable change in operating assets and liabilities. Our days sales outstanding, which includes deferred revenue as an offset to accounts receivable but is not adjusted for an allowance for doubtful accounts in the calculation, was 52 days as of March 26, 2016, compared to 51 days as of December 26, 2015.
The following table presents our net cash used in investing activities:

	Three Months Ended
	March 26, 2016	March 28, 2015
	(in millions)
Acquisition of businesses and assets, net of cash acquired	$(0.3)	$(0.9)
Capital expenditures	(8.2)	(10.6)
Investments, net	(0.7)	(1.4)
Other, net	2.8	0.6
Net cash used in investing activities	$(6.4)	$(12.3)
The primary use of cash in investing activities in the three months ended March 26, 2016 and March 28, 2015 was related to our capital expenditures.
The following table presents our net cash provided by financing activities:

	Three Months Ended
	March 26, 2016	March 28, 2015
	(in millions)
Proceeds from long-term debt and revolving credit facility	$49.4	$39.8
Proceeds from exercises of stock options	12.5	34.1
Payments on long-term debt, capital lease obligation and revolving credit facility	(49.4)	(23.7)
Purchase of treasury stock	(12.1)	(58.6)
Other, net	6.7	10.3
Net cash provided by financing activities	$7.1	$1.9

For the three months ended March 26, 2016, cash provided by financing activities reflected proceeds from exercises of employee stock options of $12.5 million and other activity; partially offset by treasury stock purchases of $12.1 million due to the netting of common stock upon vesting of stock based awards in order to satisfy individual minimum statutory tax withholding requirements. For the three months ended March 28, 2015, cash provided by financing activities reflected net borrowings of $16.1 million and proceeds from exercises of employee stock options of $34.1 million, partially offset by treasury stock purchases of $58.6 million made primarily pursuant to our authorized stock repurchase program.
Contractual Commitments and Obligations
The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 26, 2015. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K other than the changes described in Note 7, “Long-Term Debt and Capital Lease Obligations and Note 13, “Commitments and Contingencies,” in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of March 26, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act, except as disclosed below.
Venture Capital Investments
We invest in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. Our total commitment to the funds as of March 26, 2016 was $65.0 million, of which we funded $31.0 million through March 26, 2016. Refer to Note 4, “Venture Capital Investments and Marketable Securities” for additional information.
Letters of Credit
Our off-balance sheet commitments related to our outstanding letters of credit as of March 26, 2016 were $5.1 million.
Critical Accounting Policies and Estimates
Our discussion and analysis of our liquidity, capital resources and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience, trends in the industry and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.
We believe that our application of the following accounting policies, each of which require significant judgments and estimates on the part of management, is the most critical to aid in fully understanding and evaluating our reported financial results: (1) revenue recognition, (2) income taxes, (3) goodwill and intangible assets, (4) valuation and impairment of long-lived assets, (5) pension and other retirement benefit plans, and (6) stock-based compensation. Our critical accounting policies are described in our Annual Report on Form 10-K for the fiscal year 2015.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. We did not adopt any new accounting pronouncements during the three months ended March 26, 2016 that had a material effect on our condensed consolidated financial statements included in this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of March 26, 2016, our debt portfolio was comprised primarily of floating interest rate borrowings. A 100-basis point increase in interest rates would increase our annual pre-tax interest expense by approximately $8.4 million.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations and cash flows.

While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound and Canadian Dollar. During the three months ended March 26, 2016, the most significant drivers of foreign currency translation adjustment the Company recorded as part of comprehensive income were the Euro and Canadian Dollar, and to a lesser extent, the British Pound.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. In particular, as the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expense, which will also decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue and expenses, assets, liabilities and cash flows will generally increase when reported in U.S. dollars. For the three months ended March 26, 2016, our revenue would have increased by approximately $14.2 million and our operating income would have increased by approximately $0.5 million, if the U.S. dollar exchange rate would have strengthened by 10% with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policies. We do not enter into speculative derivative agreements.
During the three months ended March 26, 2016, we utilized foreign exchange contracts, principally to hedge certain balance sheet exposures resulting from fluctuations in foreign currency exchange rates.
Item 4. Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as of March 26, 2016. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
(b)    Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 26, 2016 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year 2015, which could materially affect our business, financial condition, and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended March 26, 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
December 27, 2015 to January 23, 2016	—	$—	—	$69,694
January 24, 2016 to February 20, 2016	68,045	$68.16	—	$69,694
February 21, 2016 to March 26, 2016	102,648	$73.15	—	$69,694
Total:	170,693		—
As of March 26, 2016, we had $69.7 million remaining on the authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units and performance share units in order to satisfy individual minimum statutory tax withholding requirements.

Item 6.  Exhibits
(a) Exhibits

10.1*	Non-Employee Directors Deferral Plan dated April 5, 2016

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act.
101.INS     XBRL Instance Document.
101.SCH     XBRL Taxonomy Extension Schema Document.
101.CAL     XBRL Taxonomy Calculation Linkbase Document.
101.DEF     XBRL Taxonomy Definition Linkbase Document.
101.LAB     XBRL Taxonomy Label Linkbase Document.
101.PRE     XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

May 4, 2016	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

May 4, 2016	/s/ DAVID R. SMITH
David R. Smith Corporate Executive Vice President and Chief Financial Officer