Form 10-Q
period 2016-06-25
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2016-08-03
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 18, 2016, there were 47,293,493 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2016

Special Note on Factors Affecting Future Results
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: goodwill and asset impairments still under review; future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with leading pharmaceutical companies and venture capital investments and opportunities for future similar arrangements; our cost structure; the impact of acquisitions including Sunrise, Celsis, Oncotest, WIL Research and Blue Stream; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including gains and losses attributable to businesses we plan to close, consolidate or divest; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our liquidity. In addition, these statements include the impact of economic and market conditions on us and our clients; the effects of our cost saving actions and the steps to optimize returns to shareholders on an effective and timely basis and our ability to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 26, 2015 under the sections entitled “Our Strategy,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Service revenue	$292,847	$214,380	$513,548	$411,160
Product revenue	141,208	125,193	275,375	248,827
Total revenue	434,055	339,573	788,923	659,987
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	196,121	144,143	343,470	280,449
Cost of products sold (excluding amortization of intangible assets)	68,187	62,647	134,938	127,095
Selling, general and administrative	100,473	71,331	183,417	142,728
Amortization of intangible assets	11,213	5,717	17,565	10,975
Operating income	58,061	55,735	109,533	98,740
Other income (expense):
Interest income	222	297	485	581
Interest expense	(8,909)	(4,376)	(13,120)	(7,400)
Other income (expense), net	5,016	8,672	9,042	359
Income from continuing operations, before income taxes	54,390	60,328	105,940	92,280
Provision for income taxes	18,845	11,076	32,820	11,407
Income from continuing operations, net of income taxes	35,545	49,252	73,120	80,873
Income (loss) from discontinued operations, net of income taxes	12	(7)	(14)	(14)
Net income	35,557	49,245	73,106	80,859
Less: Net income attributable to noncontrolling interests	350	736	756	809
Net income attributable to common shareholders	$35,207	$48,509	$72,350	$80,050
Earnings (loss) per common share
Basic:
Continuing operations attributable to common shareholders	$0.75	$1.04	$1.54	$1.71
Discontinued operations	$—	$—	$—	$—
Net income attributable to common shareholders	$0.75	$1.04	$1.54	$1.71
Diluted:
Continuing operations attributable to common shareholders	$0.73	$1.02	$1.51	$1.68
Discontinued operations	$—	$—	$—	$—
Net income attributable to common shareholders	$0.73	$1.02	$1.51	$1.68

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net income	$35,557	$49,245	$73,106	$80,859
Other comprehensive income (loss):
Foreign currency translation adjustment and other	(8,114)	17,953	(15,910)	(14,716)
Cumulative translation adjustment related to intercompany loan forgiveness	—	—	—	(2,341)
Amortization of net loss and prior service benefit included in net periodic cost for pension and other post-retirement benefit plans	395	761	785	1,490
Other comprehensive income, before income taxes	27,838	67,959	57,981	65,292
Income tax expense related to items of other comprehensive income (Note 9)	142	263	284	480
Comprehensive income, net of income taxes	27,696	67,696	57,697	64,812
Less: Comprehensive income (loss) related to noncontrolling interests	(136)	805	(9)	878
Comprehensive income attributable to common shareholders	$27,832	$66,891	$57,706	$63,934

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	June 25, 2016	December 26, 2015
Assets
Current assets:
Cash and cash equivalents	$154,585	$117,947
Trade receivables, net	345,539	270,068
Inventories	98,116	93,735
Prepaid assets	36,698	30,198
Other current assets	66,609	47,286
Total current assets	701,547	559,234
Property, plant and equipment, net	783,678	677,959
Goodwill	754,925	438,829
Client relationships, net	332,901	213,374
Other intangible assets, net	82,295	67,430
Deferred tax assets	22,954	40,028
Other assets	84,687	71,643
Total assets	$2,762,987	$2,068,497
Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Current portion of long-term debt and capital leases	$33,939	$17,033
Accounts payable	66,198	36,675
Accrued compensation	81,839	72,832
Deferred revenue	118,837	81,343
Accrued liabilities	86,841	89,494
Other current liabilities	23,871	12,544
Current liabilities of discontinued operations	1,868	1,840
Total current liabilities	413,393	311,761
Long-term debt, net and capital leases	1,331,053	845,997
Deferred tax liabilities	53,243	48,223
Other long-term liabilities	96,219	89,062
Long-term liabilities of discontinued operations	7,094	7,890
Total liabilities	1,901,002	1,302,933
Commitments and contingencies
Redeemable noncontrolling interest	25,824	28,008
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 86,219 shares issued and 47,282 shares outstanding as of June 25, 2016 and 85,464 shares issued and 46,698 shares outstanding at December 26, 2015	862	855
Additional paid-in capital	2,450,726	2,397,960
Retained earnings	82,888	10,538
Treasury stock, at cost 38,937 shares and 38,766 shares as of June 25, 2016 and December 26, 2015, respectively	(1,552,936)	(1,540,738)
Accumulated other comprehensive loss	(150,192)	(135,548)
Total equity attributable to common shareholders	831,348	733,067
Noncontrolling interests	4,813	4,489
Total equity	836,161	737,556
Total liabilities, redeemable noncontrolling interest and equity	$2,762,987	$2,068,497

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 25, 2016	June 27, 2015
Cash flows relating to operating activities
Net income	$73,106	$80,859
Less: Loss from discontinued operations, net of income taxes	(14)	(14)
Income from continuing operations	73,120	80,873
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	57,008	45,516
Amortization of debt issuance costs and discounts	2,291	1,572
Stock-based compensation	22,047	19,873
Deferred income taxes	(1,848)	934
Gain on venture capital investments	(8,076)	(364)
Gain on bargain purchase	16	(9,878)
Other, net	(2,169)	(198)
Changes in assets and liabilities:
Trade receivables, net	(27,636)	(24,574)
Inventories	(1,685)	(1,662)
Other assets	(3,502)	5,871
Accounts payable	19,723	1,752
Accrued compensation	(4,243)	(12,757)
Deferred revenue	1,025	422
Accrued liabilities	(5,893)	8,795
Taxes payable and prepaid taxes	(3,075)	(6,696)
Other liabilities	(586)	(11,873)
Net cash provided by operating activities	116,517	97,606
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(578,772)	(10,680)
Capital expenditures	(20,041)	(24,556)
Purchases of investments	(18,111)	(15,174)
Proceeds from sale of investments and distributions from venture capital investments	8,074	11,356
Other, net	4,074	2,566
Net cash used in investing activities	(604,776)	(36,488)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	881,975	294,213
Proceeds from exercises of stock options	19,823	35,641
Payments on long-term debt, capital lease obligations and revolving credit facility	(375,209)	(301,283)
Purchase of treasury stock	(12,198)	(99,486)
Other, net	4,989	7,188
Net cash provided by (used in) financing activities	519,380	(63,727)
Discontinued operations
Net cash used in operating activities from discontinued operations	(782)	(927)
Effect of exchange rate changes on cash and cash equivalents	6,299	(5,680)
Net change in cash and cash equivalents	36,638	(9,216)
Cash and cash equivalents, beginning of period	117,947	160,023
Cash and cash equivalents, end of period	$154,585	$150,807

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
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
Segment Reporting
The Company reports its results in three reportable segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Support (Manufacturing).
During the three months ended June 25, 2016, the Company acquired WRH, Inc. (WIL Research), a provider of safety assessment and contract development and manufacturing (CDMO) services. WIL Research’s safety assessment business is reported in the Company’s DSA reportable segment and its CDMO business created a new operating segment, Contract Manufacturing, that is reported as part of the Company’s Manufacturing reportable segment. In addition, a change in the Company’s market strategy for certain services and resulting information provided to the Chief Operating Decision Maker, totaling $1.4 million of revenue and $0.2 million of operating income for the six months ended June 27, 2015, were reclassified from the Company’s RMS reportable segment to its Manufacturing reportable segment. The Company reported segment results on this basis for all periods presented.
The revised reportable segments are as follows:

Research Models and Services	Discovery and Safety Assessment	Manufacturing Support
Research Models	Discovery Services	Microbial Solutions
Research Model Services	Safety Assessment	Avian
Biologics
Contract Manufacturing
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
Newly Issued Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The standard reduces complexity in several aspects of the accounting for employee share-based compensation, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The ASU is effective for fiscal years beginning after

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, “Leases.” The standard established the principles that lessees and lessors will apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the full impact this standard will have on its consolidated financial statements and related disclosures but expects to recognize substantially all of its leases on the balance sheet, by recording a right-to-use asset and a corresponding lease liability.
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
2. BUSINESS ACQUISITIONS
Blue Stream Laboratories
On June 27, 2016, the Company acquired Blue Stream Laboratories, Inc. (Blue Stream), an analytical contract research organization (CRO) supporting the development of complex biologics and biosimilars. Combining Blue Stream with the Company’s existing discovery, safety assessment, and biologics capabilities creates a leading provider with the ability to support biologic and biosimilar development from characterization through clinical testing and commercialization. The preliminary purchase price for Blue Stream was approximately $9.2 million in cash, and up to an additional amount of $3.0 million in contingent consideration, and is subject to certain customary adjustments. Due to the limited time between the acquisition date and the filing of this Quarterly Report on Form 10-Q, it is not practicable for the Company to disclose the preliminary allocation of purchase price to assets acquired and liabilities assumed.
WIL Research
On April 4, 2016, the Company acquired WIL Research, a provider of safety assessment and CDMO services to biopharmaceutical and agricultural and industrial chemical companies worldwide. The acquisition enhanced the Company’s position as a leading global early-stage CRO by strengthening its ability to partner with global clients across the drug discovery and development continuum. The purchase price for WIL Research was approximately $604.8 million, including assumed liabilities of $0.4 million. The purchase price includes payment for estimated working capital, which was subject to final adjustment based on the actual working capital of the acquired business. The acquisition was funded by cash on hand and borrowings on the Company’s amended credit facility. See Note 7, “Long-Term Debt and Capital Lease Obligations.” WIL Research’s safety assessment and CDMO businesses are reported in the Company’s DSA and Manufacturing reportable segments, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase price allocation of $577.4 million, net of $27.4 million of cash acquired, was as follows (in thousands):

April 4, 2016
(in thousands)
Trade receivables (contractual amount of $48,625)	$48,157
Inventories	2,296
Other current assets (excluding cash)	4,021
Property, plant and equipment	129,066
Other long term assets	218
Definite-lived intangible assets	167,400
Goodwill	328,778
Deferred revenue	(39,103)
Other current liabilities	(27,828)
Long-term liabilities	(35,614)
Total purchase price allocation	$577,391
The purchase price allocations were prepared on a preliminary basis and are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.
The breakout of definite-lived intangible assets acquired was as follows:

	Definite-Lived Intangible Assets	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$141,400	15
Developed technology	20,700	3
Backlog	5,300	1
Total definite-lived intangible assets	$167,400
The goodwill resulting from the transaction, $19.0 million of which is deductible for tax purposes due to a prior asset acquisition, is primarily attributed to the potential growth of the Company’s DSA and Manufacturing businesses from clients introduced through WIL Research, the assembled workforce of the acquired business and expected cost synergies.
The Company incurred transaction and integration costs in connection with the acquisition of $8.4 million and $12.4 million for the three and six months ended June 25, 2016, respectively, which were included in selling, general and administrative expenses.
WIL Research revenue and operating income for both the three and six months ended June 25, 2016 were $55.2 million and $1.0 million, respectively, since WIL Research was acquired on April 4, 2016.
The following selected pro forma consolidated results of operations are presented as if the WIL Research acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments. For the six months ended June 25, 2016, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $2.7 million, reversal of interest expense on borrowings of $2.6 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments. For the six months ended June 27, 2015, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $3.4 million, reversal of interest expense on borrowings of $5.5 million, inclusion of acquisition-related transaction costs of $8.4 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(in thousands)
Revenue	$434,917	$390,887	$849,455	$763,723
Net income attributable to common shareholders	44,159	51,164	89,222	77,813
Earnings per common share
Basic	0.94	1.10	1.90	1.67
Diluted	0.92	1.08	1.87	1.63
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
The contingent consideration is a one-time payment that could become payable based on the achievement of a revenue target for the fiscal year 2016. If achieved, the payment will become due in the first quarter of the fiscal year 2017. The aggregate, undiscounted amount of contingent consideration that the Company may pay is €2.0 million ($2.2 million as of June 25, 2016). The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes.
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
The Company incurred insignificant transaction and integration costs in connection with the acquisition for the three and six months ended June 25, 2016 and June 27, 2015, which were included in selling, general and administrative expenses.
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
The purchase price allocation of $212.2 million, net of $2.3 million of cash acquired, was as follows:

July 24, 2015
(in thousands)
Trade receivables (contractual amount of $5,410)	$5,288
Inventories	10,103
Other current assets (excluding cash)	13,269
Property, plant and equipment	4,639
Definite-lived intangible assets	118,140
Goodwill	105,550
Other long-term assets	537
Short-term debt	(9,766)
Other current liabilities	(7,136)
Long-term liabilities	(28,388)
Total purchase price allocation	$212,236

The breakout of definite-lived intangible assets acquired was as follows:

	Definite-Lived Intangible Assets	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$71,000	16
Developed technology	39,140	14
Trademark and trade names	5,200	14
Non-compete	2,800	5
Total definite-lived intangible assets	$118,140
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company incurred transaction and integration costs in connection with the acquisition of $0.6 million and $0.9 million for the three and six months ended June 25, 2016, respectively, and of $3.5 million for both the three and six months ended June 27, 2015, which were included in selling, general and administrative expenses.
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
The Company incurred insignificant transaction and integration costs in connection with the acquisition for the three and six months ended June 25, 2016 and June 27, 2015, which were included in selling, general and administrative expenses.
3. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables, net is as follows:

	June 25, 2016	December 26, 2015
	(in thousands)
Client receivables	$270,334	$230,010
Unbilled revenue	77,505	45,996
Total	347,839	276,006
Less: Allowance for doubtful accounts	(2,300)	(5,938)
Trade receivables, net	$345,539	$270,068

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of inventories is as follows:

	June 25, 2016	December 26, 2015
	(in thousands)
Raw materials and supplies	$17,616	$15,998
Work in process	13,331	12,101
Finished products	67,169	65,636
Inventories	$98,116	$93,735
The composition of other current assets is as follows:

	June 25, 2016	December 26, 2015
	(in thousands)
Investments	$25,046	$20,516
Prepaid income taxes	40,854	26,350
Restricted cash	561	271
Other	148	149
Other current assets	$66,609	$47,286
The composition of other assets is as follows:

	June 25, 2016	December 26, 2015
	(in thousands)
Life insurance policies	$27,604	$27,554
Venture capital investments	45,920	32,730
Restricted cash	1,763	1,745
Other	9,400	9,614
Other assets	$84,687	$71,643
The composition of other current liabilities is as follows:

	June 25, 2016	December 26, 2015
	(in thousands)
Accrued income taxes	$22,595	$12,168
Accrued interest and other	1,276	376
Other current liabilities	$23,871	$12,544
The composition of other long-term liabilities is as follows:

	June 25, 2016	December 26, 2015
	(in thousands)
Long-term pension liability	$34,461	$34,604
Accrued executive supplemental life insurance retirement plan and deferred compensation plan	30,906	30,188
Other	30,852	24,270
Other long-term liabilities	$96,219	$89,062
4. VENTURE CAPITAL INVESTMENTS AND MARKETABLE SECURITIES
Venture Capital Investments
The Company invests in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. The Company’s ownership interest in these funds ranges from 2.7% to 12.0%. The Company accounts for the investments in limited liability partnerships (LLP), which are variable interest entities, under the equity or cost method of accounting. The

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company is not the primary beneficiary because it has no power to direct the activities that most significantly affect the LLP’s economic performance. The Company accounts for the investments in limited liability companies, which are not variable interest entities, under the equity method of accounting.
The Company’s total commitments to the entities as of June 25, 2016 were $80.6 million, of which the Company funded $34.0 million through June 25, 2016. During the three and six months ended June 25, 2016, the Company received no dividends from the entities. During the three and six months ended June 27, 2015, the Company received dividends totaling $2.1 million. The Company recognized a gain of $5.0 million and a loss of $0.9 million related to these investments for the three months ended June 25, 2016 and June 27, 2015, respectively.
Marketable Securities
The following is a summary of the Company's marketable securities, all of which are classified as available-for-sale:

	June 25, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Mutual fund	$4,650	$—	$(23)	$4,627
Total	$4,650	$—	$(23)	$4,627

	December 26, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Mutual fund	$4,650	$—	$(141)	$4,509
Total	$4,650	$—	$(141)	$4,509
There were no sales of available-for-sale securities during the six months ended June 25, 2016 or June 27, 2015.
5. FAIR VALUE
The Company has certain assets, liabilities and redeemable noncontrolling interest recorded at fair value, which have been classified as Level 1, 2, or 3 within the fair value hierarchy:

•	Level 1 - Fair values are determined utilizing prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•
Level 2 - Fair values are determined by utilizing quoted prices for identical or similar assets and liabilities in active markets or other market observable inputs such as interest rates, yield curves and foreign currency spot rates.

•	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The fair value hierarchy level is determined by asset, liability and redeemable noncontrolling interest class based on the lowest level of significant input. The observability of inputs may change for certain assets or liabilities. This condition could cause an asset or liability to be reclassified between levels. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the six months ended June 25, 2016 and June 27, 2015, there were no transfers between levels.
Valuation methodologies used for assets, liabilities and the redeemable noncontrolling interest measured or disclosed at fair value are as follows:

•	Cash equivalents - Valued at market prices determined through third-party pricing services.

•	Mutual funds - Valued at the unadjusted quoted net asset value of shares held by the Company.

•	Foreign currency forward contracts - Valued using market observable inputs, such as forward foreign exchange points and foreign exchanges rates.

•	Life insurance policies - Valued at cash surrender value based on the fair value of underlying investments.

•	Contingent consideration - Valued based on a probability weighting of the future cash flows associated with the potential outcomes.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Redeemable noncontrolling interest - Valued using the income approach based on estimated future cash flows of the underlying business discounted by a weighted average cost of capital.
Assets, liabilities and redeemable noncontrolling interest measured at fair value on a recurring basis are summarized below:

	June 25, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$5,962	$—	$5,962
Other current assets:
Mutual funds	4,627	—	—	4,627
Other assets:
Life insurance policies	—	20,321	—	20,321
Total assets measured at fair value	$4,627	$26,283	$—	$30,910

Other current liabilities:
Contingent consideration	$—	$—	$1,309	$1,309
Redeemable noncontrolling interest	—	—	25,824	25,824
Total liabilities and redeemable noncontrolling interest measured at fair value	$—	$—	$27,133	$27,133

	December 26, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$190	$—	$190
Other current assets:
Mutual funds	4,509	—	—	4,509
Foreign currency forward contracts	—	15	—	15
Other assets:
Life insurance policies	—	20,364	—	20,364
Total assets measured at fair value	$4,509	$20,569	$—	$25,078

Other current liabilities:
Contingent consideration	$—	$—	$1,172	$1,172
Other long-term liabilities:
Contingent consideration	—	—	198	198
Redeemable noncontrolling interest	—	—	28,008	28,008
Total liabilities and redeemable noncontrolling interest measured at fair value	$—	$—	$29,378	$29,378
Redeemable Noncontrolling Interest
The Company’s redeemable noncontrolling interest resulted from the acquisition of a 75% ownership interest in Vital River in January 2013. Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 25% of the entity for cash at its then appraised value beginning in January 2016. These rights are accelerated if certain conditions are met. As the noncontrolling interest holders can require the Company to purchase the remaining 25% interest, the noncontrolling interest is classified in the mezzanine section of the condensed consolidated balance sheet, which is above the equity section and below liabilities.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a rollforward of the fair value of the Company’s redeemable noncontrolling interest related to the acquisition of Vital River.

	Six Months Ended
	June 25, 2016	June 27, 2015
	(in thousands)
Beginning balance	$28,008	$28,419
Additions	—	—
Total gains or losses (realized/unrealized):
Net income attributable to noncontrolling interest	320	364
Foreign currency translation	(653)	112
Change in fair value, included in additional paid-in capital	(1,851)	1,081
Ending balance	$25,824	$29,976
As of June 25, 2016, the significant unobservable inputs used in the fair value measurement of the Company’s redeemable noncontrolling interest are the estimated future cash flows based on projected financial data and a discount rate of 18.0%. Significant changes in the timing or amounts of the estimated future cash flows would result in a significantly higher or lower fair value measurement. Significant increases or decreases in the discount rate would result in a significantly lower or higher fair value measurement, respectively. A 1% increase in the discount rate used would result in a $1.6 million decrease in the fair value of the redeemable noncontrolling interest.
On July 7, 2016, the Company purchased an additional 12% equity interest in Vital River for $10.8 million, resulting in total ownership of 87%. Concurrent with the transaction, the original agreement was amended providing the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 13% equity interest at a contractually defined redemption value. These rights are exercisable beginning in 2019 and are accelerated in certain events.
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the business acquisitions.

	Six Months Ended
	June 25, 2016	June 27, 2015
	(in thousands)
Beginning balance	$1,370	$2,828
Additions	600	675
Payments	(674)	—
Total gains or losses (realized/unrealized):
Reversal of previously recorded contingent liability and change in fair value	13	(672)
Ending balance	$1,309	$2,831
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

		Adjustments to Goodwill
	December 26, 2015	Acquisitions	Transfers	Foreign Exchange	June 25, 2016
	(in thousands)
RMS	$58,167	$—	$(342)	$(409)	$57,416
DSA	247,050	270,272	—	(7,283)	510,039
Manufacturing	133,612	58,676	342	(5,160)	187,470
Total	$438,829	$328,948	$—	$(12,852)	$754,925
During the three months ended June 25, 2016, the Company revised the composition of its reportable segments to align with the view of the business following its acquisition of WIL Research. See Note 1, "Basis of Presentation." As a result of this reorganization, goodwill was allocated from the Company's RMS reportable segment to its Manufacturing reportable segment, as shown in the preceding table within "transfers." The allocation was based on the fair value of each business group within its original reporting unit relative to the fair value of that reporting unit. In addition, the Company completed an assessment of any potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment existed.
Intangibles Assets, Net
The following table displays intangible assets, net by major class:

	June 25, 2016			December 26, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Backlog	$7,050	$(2,886)	$4,164	$50,568	$(50,554)	$14
Technology	75,765	(9,190)	66,575	60,350	(5,911)	54,439
Trademarks and trade names	8,709	(3,935)	4,774	11,495	(5,944)	5,551
Other	11,534	(4,752)	6,782	14,711	(7,285)	7,426
Other intangible assets	103,058	(20,763)	82,295	137,124	(69,694)	67,430
Client relationships	528,814	(195,913)	332,901	396,537	(183,163)	213,374
Intangible assets	$631,872	$(216,676)	$415,196	$533,661	$(252,857)	$280,804
During the three months ended March 26, 2016, the Company determined that the carrying values of certain DSA intangible assets were not recoverable and recorded an impairment charge of $1.9 million, which was included in costs of services provided (excluding amortization of intangible assets).
7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-Term Debt
Long-term debt, net consists of the following:

	June 25, 2016	December 26, 2015
	(in thousands)
Term loans	$650,000	$390,000
Revolving credit facility	692,877	446,041
Other long-term debt	195	193
Total debt	1,343,072	836,234
Less: current portion of long-term debt	(32,695)	(15,193)
Long-term debt	1,310,377	821,041
Debt discount and debt issuance costs	(8,173)	(6,805)
Long-term debt, net	$1,302,204	$814,236

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 2015, the Company amended and restated the $970M Credit Facility, creating a $1.3 billion facility ($1.3B Credit Facility) that provides for a $400.0 million term loan and a $900.0 million multi-currency revolving facility. The interest rates applicable to term loans and revolving loans under the Company’s $1.3B Credit Facility were, at the Company’s option, equal to either the alternate base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) the one-month adjusted LIBOR rate plus 1%), or the adjusted LIBOR rate plus an interest rate margin based upon the Company’s leverage ratio.
On March 30, 2016, the Company amended and restated its $1.3B credit facility creating a $1.65 billion credit facility ($1.65B Credit Facility) which (1) extends the maturity date for the credit facility and (2) makes certain other amendments in connection with the Company’s acquisition of WIL Research. The amendment was accounted for as a debt modification with a partial extinguishment of debt. In connection with the transaction, the Company capitalized approximately $3.3 million and expensed approximately $1.4 million of debt issuance costs.
The $1.65B Credit Facility provides for a $650.0 million term loan and a $1.0 billion multi-currency revolving facility. The term loan facility matures in 19 quarterly installments with the last installment due March 30, 2021. The revolving facility matures on March 30, 2021, and requires no scheduled payment before that date. Under specified circumstances, the Company has the ability to increase the term loan and/or revolving line of credit by up to $500 million in the aggregate.
The interest rates applicable to term loan and revolving loans under the $1.65B Credit Facility are, at the Company’s option, equal to either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted LIBOR rate plus 1%) or the adjusted LIBOR rate plus an interest rate margin based upon the Company’s leverage ratio. As of June 25, 2016 and December 26, 2015, the weighted average interest rate on the Company’s debt was 1.86% and 1.33%, respectively.
The $1.65B Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company’s business and negative and affirmative covenants. These covenants include (1) maintenance of a ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 4.25 to 1.0 with step downs to 3.50 to 1.0 by the last day of the fourth fiscal quarter of 2017 as well as (2) maintenance of a ratio of consolidated indebtedness to consolidated EBITDA for any period of four consecutive fiscal quarters, of no more than 3.50 to 1.0. As of June 25, 2016, the Company was compliant with all covenants.
The obligations of the Company under the $1.65B Credit Facility are collateralized by substantially all of the assets of the Company.
Letters of Credit
As of June 25, 2016 and December 26, 2015, the Company had $5.1 million and $4.9 million in outstanding letters of credit, respectively.
Capital Lease Obligations
The Company’s capital lease obligations amounted to $30.1 million and $33.6 million as of June 25, 2016 and December 26, 2015, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. EQUITY
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(in thousands)
Numerator:
Income from continuing operations, net of income taxes	$35,545	$49,252	$73,120	$80,873
Income (loss) from discontinued operations, net of income taxes	12	(7)	(14)	(14)
Less: Net income attributable to noncontrolling interests	350	736	756	809
Net income attributable to common shareholders	$35,207	$48,509	$72,350	$80,050

Denominator:
Weighted-average shares outstanding - Basic	47,061	46,675	46,852	46,712
Effect of dilutive securities:
Stock options, restricted stock units, performance share units and restricted stock	858	875	939	1,006
Weighted-average shares outstanding - Diluted	47,919	47,550	47,791	47,718
Options to purchase approximately 0.8 million and 0.5 million shares for the three months ended June 25, 2016 and June 27, 2015, respectively, as well as an insignificant number of restricted stock, restricted stock units (RSUs) and performance share units (PSUs) were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase approximately 0.9 million and 0.5 million shares for the six months ended June 25, 2016 and June 27, 2015, respectively, as well as an insignificant number of restricted stock, RSUs and PSUs were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted average shares outstanding for both the six months ended June 25, 2016 and June 27, 2015 excluded the impact of approximately 1.1 million shares.
Treasury Shares
During the six months ended June 25, 2016, the Company did not repurchase any shares under its authorized stock repurchase program. The Company repurchased approximately 1.2 million shares for $90.8 million in the six months ended June 27, 2015. As of June 25, 2016, the Company had $69.7 million remaining on the authorized stock repurchase program. The Company’s stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, RSUs and PSUs in order to satisfy individual minimum statutory tax withholding requirements. During the six months ended June 25, 2016 and June 27, 2015, the Company acquired approximately 0.2 million shares for $12.2 million and approximately 0.1 million shares for $8.7 million, respectively.
Accumulated Other Comprehensive Income
Changes to each component of accumulated other comprehensive income, net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 26, 2015	$(82,977)	$(52,571)	$(135,548)
Other comprehensive loss before reclassifications	(15,145)	—	(15,145)
Amounts reclassified from accumulated other comprehensive income (loss)	—	785	785
Net current period other comprehensive income	(15,145)	785	(14,360)
Income tax expense	—	284	284
June 25, 2016	$(98,122)	$(52,070)	$(150,192)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign currency translation and other includes an insignificant amount of unrealized gains (losses) on available-for-sale marketable securities.
Nonredeemable Noncontrolling Interests
The Company has investments in several entities, whose financial results are consolidated in the Company’s financial statements, as it has a controlling financial interest in these entities. The interests of the respective noncontrolling parties in these entities have been recorded as noncontrolling interests. The activity within the nonredeemable noncontrolling interests was insignificant during the three and six months ended June 25, 2016 and June 27, 2015.
9. INCOME TAXES
The Company’s effective tax rate for the three months ended June 25, 2016 and June 27, 2015 was 34.6% and 18.4%, respectively. The Company’s effective tax rate was 31.0% and 12.4% for each of the six months ended June 25, 2016 and June 27, 2015, respectively. For the three months ended June 25, 2016, the increase was primarily attributable to nondeductible transaction costs associated with the acquisition of WIL Research, the accrual of withholding taxes in order to access cash from the Company’s Canadian and Chinese operations for use outside of the U.S., and a prior year non-taxable bargain purchase gain of $9.9 million associated with the acquisition of Sunrise. For the six months ended June 25, 2016, the increase reflects the items above as well as a prior year reduction in unrecognized tax benefits and related interest of $10.4 million due to the expiration of the statute of limitations associated with pre-acquisition tax positions on forgiveness of debt.
During the three months ended June 25, 2016, the Company’s unrecognized tax benefits increased by $1.9 million to $25.3 million, primarily due to pre-acquisition tax positions taken by WIL Research, as well as an additional quarter of Canadian Scientific Research and Experimental Development credit reserves offset by positive foreign exchange movement. The amount of unrecognized income tax benefits that would impact the effective tax rate increased by $2.1 million to $22.2 million. The amount of accrued interest on unrecognized tax benefits was $1.4 million at June 25, 2016. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by up to $3.0 million over the next twelve-month period, primarily as a result of the outcome of a pending tax ruling and competent authority ruling.
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
In accordance with the Company’s policy, the remaining undistributed earnings of its non-U.S. subsidiaries remain indefinitely reinvested as of the end of the three months ended June 25, 2016 as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.
Income tax expense related to change in unrecognized pension gains, losses and prior service costs was $0.1 million and $0.3 million for the three months ended June 25, 2016 and June 27, 2015, respectively. Income tax expense related to change in unrecognized pension gains, losses, and prior service costs was $0.3 million and $0.5 million for the six months ended June 25, 2016 and June 27, 2015, respectively.
10. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The following table provides the components of net periodic cost (benefit) for the Company’s pension plans for the three months ended June 25, 2016 and June 27, 2015:

	Pension Plans
	June 25, 2016	June 27, 2015
	(in thousands)
Service cost	$639	$1,150
Interest cost	3,220	3,336
Expected return on plan assets	(3,998)	(4,382)
Amortization of prior service credit	(144)	(150)
Amortization of net loss	545	911
Net periodic cost	$262	$865

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the components of net periodic cost (benefit) for the Company’s pension plans for the six months ended June 25, 2016 and June 27, 2015:

	Pension Plans
	June 25, 2016	June 27, 2015
	(in thousands)
Service cost	$1,193	$2,299
Interest cost	6,584	6,671
Expected return on plan assets	(7,990)	(8,764)
Amortization of prior service credit	(288)	(301)
Amortization of net loss	1,091	1,791
Net periodic cost	$590	$1,696
The net periodic cost for the Company’s other post-retirement benefit plan for the three and six months ended June 25, 2016 and June 27, 2015 was insignificant.
11. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock, RSUs and PSUs.
The following table provides stock-based compensation by the financial statement line item in which it is reflected:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(in thousands)
Cost of revenue	$1,667	$1,788	$3,349	$3,289
Selling, general and administrative	10,439	8,411	18,698	16,584
Stock-based compensation, before income taxes	12,106	10,199	22,047	19,873
Provision for income taxes	(4,354)	(3,619)	(7,868)	(7,004)
Stock-based compensation, net of income taxes	$7,752	$6,580	$14,179	$12,869
During the six months ended June 25, 2016, the Company issued approximately 0.6 million stock options with a per share weighted average grant date fair value of $15.09, approximately 0.2 million RSUs with a per share weighted average grant date fair value of $74.86 and approximately 0.2 million PSUs with a per share weighted average grant date fair value of $79.81. The maximum number of common shares to be issued upon vesting of PSUs granted during the six months ended June 25, 2016 is approximately 0.4 million.
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
The notional amount and fair value of the Company’s foreign currency forward contracts at December 26, 2015 was as follows:

Notional Amount	Fair Value	Balance Sheet Location
(in thousands)
$88,483	$15	Other Current Assets
No foreign currency contracts were open at June 25, 2016.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes gains recognized on foreign exchange forward contracts related to intercompany loans denominated in Euros on the Company’s consolidated statement of income:

	Three Months Ended	Six Months Ended
Location of Gain (Loss)	June 25, 2016	June 25, 2016
	(in thousands)
Other income (expense), net	$1,130	$3,373
The Company had no such contracts during the six months ended June 27, 2015.
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
In July 2015, IDEXX Laboratories, Inc. and IDEXX Distribution, Inc. (collectively, IDEXX) filed a complaint in the United States District Court for the District of Delaware alleging the Company has infringed three recently issued patents related to a blood spot sample collection method used in determining the presence or absence of an infectious disease in a population of rodents.  On September 21, 2015, the Company timely filed a motion to dismiss the complaint on the grounds that all of the claims are directed to unpatentable subject matter and therefore are invalid.  On October 7, 2015, IDEXX filed an amended complaint, which substantially asserts the same patents and infringement allegations as asserted in the original complaint, and on October 26, 2015, the Company timely filed a motion to dismiss this amended complaint.  The hearing on the motion to dismiss was held on January 12, 2016. On July 1, 2016, the Court issued an opinion denying the motion to dismiss. The Company filed its answer to the complaint on July 21, 2016. In addition, on July 29, 2016, the Company initiated an inter partes review (IPR) procedure with the United States Patent and Trademark Office challenging the validity of the IDEXX patents. While no prediction may be made as to the outcome of litigation or the IPR, the Company intends to defend against this proceeding vigorously and therefore an estimate of the possible loss or range of loss cannot be made.
In May 2013, the Company commenced an investigation into inaccurate billing with respect to certain government contracts. The Company promptly reported these matters to the relevant government contracting officers, the Department of Health and Human Services’ Office of the Inspector General, and the Department of Justice, and the Company is cooperating with these agencies to ensure the proper repayment and resolution of this matter. The Company has identified approximately $1.5 million of excess amounts billed on these contracts since January 1, 2007, and has recorded a liability for such amount as of June 25, 2016, as this represents the Company’s best estimate.  Because of the ongoing discussions with the government and the complex nature of this matter, the Company believes it is reasonably possible that additional losses may be incurred but cannot at this time make a reasonable estimate of the potential range of loss beyond such estimated liability.
Lease Commitments
During the six months ended June 25, 2016, the Company assumed or entered into new lease agreements or exercised options to extend the lease terms for certain existing leases. As a result, the Company’s lease obligations through June 25, 2016 increased by $17.6 million.
14. SEGMENT INFORMATION
The Company revised the composition of its reportable segments during the three months ended June 25, 2016. See Note 1, “Basis of Presentation.” The Company reported segment results on this basis retrospectively for all comparable prior periods presented.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents revenue and other financial information by reportable segment:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(in thousands)
RMS
Revenue	$125,058	$119,287	$248,397	$238,676
Operating income	35,445	33,304	71,831	62,154
Depreciation and amortization	5,118	5,308	10,368	11,311
Capital expenditures	2,381	6,356	3,434	9,089
DSA
Revenue	$221,059	$153,375	$379,042	$293,387
Operating income	32,381	28,149	63,211	51,665
Depreciation and amortization	18,600	12,412	30,557	23,551
Capital expenditures	4,644	4,101	9,351	9,479
Manufacturing
Revenue	$87,938	$66,911	$161,484	$127,924
Operating income	27,121	20,588	46,736	37,381
Depreciation and amortization	6,525	3,649	12,501	6,977
Capital expenditures	4,256	1,770	6,385	3,336
For the three months ended June 25, 2016 and June 27, 2015, reconciliations of segment operating income, depreciation and amortization and capital expenditures to the respective consolidated amounts are as follows:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(in thousands)
Total reportable segments	$94,947	$82,041	$30,243	$21,369	$11,281	$12,227
Unallocated corporate	(36,886)	(26,306)	2,110	1,779	510	1,681
Total consolidated	$58,061	$55,735	$32,353	$23,148	$11,791	$13,908
For the six months ended June 25, 2016 and June 27, 2015, reconciliations of segment operating income, depreciation and amortization and capital expenditures to the respective consolidated amounts are as follows:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(in thousands)
Total reportable segments	$181,778	$151,200	$53,426	$41,839	$19,170	$21,904
Unallocated corporate	(72,245)	(52,460)	3,582	3,677	871	2,652
Total consolidated	$109,533	$98,740	$57,008	$45,516	$20,041	$24,556
Revenue for each significant product or service offering is as follows:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(in thousands)
RMS	$125,058	$119,287	$248,397	$238,676
DSA	221,059	153,375	379,042	293,387
Manufacturing	87,938	66,911	161,484	127,924
Total revenue	$434,055	$339,573	$788,923	$659,987

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of unallocated corporate expense consists of the following:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(in thousands)
Stock-based compensation	$7,746	$6,419	$13,854	$12,699
Compensation, benefits, and other employee-related expenses	7,738	7,234	20,279	17,930
External consulting and other service expenses	6,656	3,130	11,832	6,771
Information Technology	2,364	1,685	5,496	3,549
Depreciation	2,111	1,779	3,583	3,677
Acquisition and integration	7,260	3,956	11,023	3,594
Other general unallocated corporate	3,011	2,103	6,178	4,240
Total unallocated corporate expense	$36,886	$26,306	$72,245	$52,460
Other general unallocated corporate expense consists of various departmental costs including those associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury and investor relations.

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
Acquisitions
We continue to make a number of strategic acquisitions designed to expand our portfolio of services. Our 2016 acquisitions include:

•
On April 4, 2016, we acquired WRH, Inc. (WIL Research), a provider of safety assessment and contract development and manufacturing (CDMO) services to biopharmaceutical and agricultural and industrial chemical companies worldwide. The acquisition enhanced our position as a leading global early-stage CRO by strengthening our ability to partner with global clients across the drug discovery and development continuum. The purchase price for WIL Research was approximately $604.8 million, including assumed liabilities of $0.4 million.

•
On June 27, 2016, we acquired Blue Stream Laboratories, Inc. (Blue Stream), an analytical CRO supporting the development of complex biologics and biosimilars. Combining Blue Stream with our existing discovery, safety assessment, and biologics capabilities creates a leading provider with the ability to support biologic and biosimilar development from characterization through clinical testing and commercialization. The preliminary purchase price for Blue Stream was approximately $9.2 million in cash, and up to an additional amount of $3.0 million in contingent consideration, and is subject to certain customary adjustments.

Segment Reporting
We report our performance in three reportable segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Support (Manufacturing).
During the three months ended June 25, 2016, we acquired WIL Research. WIL Research’s safety assessment business is reported in our DSA reportable segment and its CDMO business created a new operating segment, Contract Manufacturing, that is reported as part of our Manufacturing reportable segment. In addition, a change in our market strategy for certain services and resulting information provided to our Chief Operating Decision Maker, totaling $1.4 million of revenue and $0.2 million of operating income for the six months ended June 27, 2015, were reclassified from our RMS reportable segment to our Manufacturing reportable segment. We reported segment results on this basis for all periods presented.
The revised reportable segments are as follows:

Research Models and Services	Discovery and Safety Assessment	Manufacturing Support
Research Models	Discovery Services	Microbial Solutions
Research Model Services	Safety Assessment	Avian
Biologics
Contract Manufacturing
Our RMS segment includes the Research Models and Research Model Services businesses. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes three business units: Genetically Engineered Models and Services, which performs contract breeding and other services associated with genetically engineered models; Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models; and Insourcing Solutions (IS), which provides colony management of our clients’ research operations (including recruitment, training, staffing, and management services). Our DSA segment includes services required to take a drug through the early development process including discovery services, which are non-regulated services to assist clients with the identification, screening, and selection of a lead compound for drug development, and regulated and non-regulated safety assessment services. Our Manufacturing segment includes Microbial Solutions (formerly Endotoxin and Microbial Detection or EMD), which includes in vitro (non-animal) lot-release testing products and microbial detection and species identification services; Biologics Testing Services (Biologics), which performs specialized testing of biologics; Avian Vaccine Services (Avian), which supplies specific-pathogen-free fertile chicken eggs and chickens; and Contract Manufacturing, which specializes in formulation design and development, manufacturing, and analytical and stability testing for small molecules.
Results of Operations
Three Months Ended June 25, 2016 Compared to the Three Months Ended June 27, 2015
Revenue

	Three Months Ended
	June 25, 2016	June 27, 2015	$ Change	% Change	Impact of FX
	(in millions, except percentages)
RMS	$125.1	$119.3	$5.8	4.8%	0.8%
DSA	221.0	153.4	67.6	44.1%	(1.5)%
Manufacturing	88.0	66.9	21.1	31.4%	0.1%
Total revenue	$434.1	$339.6	$94.5	27.8%	(0.4)%
Revenue for the three months ended June 25, 2016 increased $94.5 million, or 27.8%, compared to the corresponding period in 2015. The negative effect of changes in foreign currency exchange rates decreased revenue by $1.2 million, or 0.4%, when compared to the corresponding period in 2015.
RMS revenue increased by $5.8 million due to higher research model services revenue, higher research model revenue in China; and the positive effect of changes in foreign currency exchange rates.
DSA revenue increased $67.6 million due to higher revenue in the Safety Assessment business, primarily as a result of the WIL Research acquisition that contributed $51.4 million to revenue growth as well as increased study volume and pricing in our legacy business; and higher revenue in the Discovery Services business, primarily as a result of the Oncotest acquisition that contributed $2.2 million to revenue growth; partially offset by the negative effect of changes in foreign currency exchange rates.
Manufacturing revenue increased $21.1 million due to higher revenue in the Microbial Solutions business, which includes the Celsis acquisition that contributed $7.6 million to revenue growth; higher revenue in the Biologics business, higher revenue in the Avian business, which includes the Sunrise business that contributed $1.8 million to revenue growth; and Contract Manufacturing revenue related to the CDMO services of WIL Research acquired in April 2016 that contributed $3.8 million to revenue growth.
Service revenue for the three months ended June 25, 2016 was $292.9 million, an increase of $78.5 million, or 36.6%, compared to $214.4 million in the corresponding period in 2015. The increase in service revenue was due to higher revenue in the Safety Assessment business, primarily as a result of the WIL Research acquisition that contributed $51.4 million to service revenue growth as well as increased study volume and pricing in our legacy business; higher revenue in the Discovery Services business, which included the acquisition of Oncotest that contributed $2.2 million to service revenue; Contract Manufacturing revenue of $3.8 million related to the CDMO services of WIL Research acquired in April 2016; higher revenue in the Biologics business, and higher research model services revenue; partially offset by the negative effect of changes in foreign currency exchange rates. Product revenue for the three months ended June 25, 2016 was $141.2 million, an increase of $16.0 million, or 12.8%, compared to $125.2 million in the corresponding period in 2015. The increase was due to higher revenue in the Microbial Solutions and Avian businesses, which included the acquisitions of Celsis and Sunrise, respectively, which contributed $9.4 million to product revenue growth; and higher research model revenue in China.

Cost of Services Provided and Products Sold (Excluding Amortization of Intangible Assets)

	Three Months Ended
	June 25, 2016	June 27, 2015	$ change	% change
	(in millions, except percentages)
RMS	$73.2	$69.8	$3.4	4.7%
DSA	150.4	104.1	46.3	44.4%
Manufacturing	40.7	32.9	7.8	24.3%
Total cost of services provided and products sold (excluding amortization of intangible assets)	$264.3	$206.8	$57.5	27.8%
Cost of services provided and products sold (excluding amortization of intangibles assets) (Costs) for the three months ended June 25, 2016 increased $57.5 million, or 27.8%, compared to the corresponding period in 2015. Costs as a percentage of revenue for the three months ended June 25, 2016 were 60.9%, which was consistent with the corresponding period in 2015.
RMS Costs increased $3.4 million due primarily to the growth of the business and the negative effect of changes in foreign currency exchange rates. RMS Costs as a percentage of revenue for the three months ended June 25, 2016 were 58.5%, which was consistent with the corresponding period in 2015.
DSA Costs increased $46.3 million due primarily to an increase in Safety Assessment Costs, which included a higher cost base due to the acquisition of WIL Research and the growth of the legacy business and an increase in Discovery Services Costs, which included a higher cost base due to the acquisition of Oncotest; partially offset by the positive effect of changes in foreign currency exchange rates. DSA Costs as a percentage of revenue for the three months ended June 25, 2016 were 68.0%, an increase of 0.1%, from 67.9% for the corresponding period in 2015.
Manufacturing Costs increased $7.8 million due primarily to an increase in Microbial Solutions Costs resulting from the Celsis acquisition, an increase in Biologics and Avian Costs resulting from the growth of the business and the Sunrise acquisition, an increase in Contract Manufacturing Costs related to the acquisition of WIL Research and the negative effect of changes in foreign currency exchange rates. Manufacturing Costs as a percentage of revenue for the three months ended June 25, 2016 were 46.4%, a decrease of 2.7%, from 49.1% for the corresponding period in 2015.
Costs of services provided for the three months ended June 25, 2016 were $196.1 million, an increase of $52.0 million, or 36.1%, compared to $144.1 million for the corresponding period in 2015. The increase was due to higher Safety Assessment Costs, which included a higher cost base due to the acquisition of WIL Research and growth in our legacy business; higher Discovery Services Costs, which included a higher cost base due to the acquisition of Oncotest; Contract Manufacturing Costs related to the CDMO services of WIL Research acquired in April 2016, as well as an increased Biologics and research model services revenue. Costs of products sold for the three months ended June 25, 2016 were $68.2 million, an increase of $5.6 million, or 8.8%, compared to $62.6 million for the corresponding period in 2015. The increase was primarily due to higher Costs as a result of acquisitions of Celsis and Sunrise.
Selling, General and Administrative Expenses

	Three Months Ended
	June 25, 2016	June 27, 2015	$ change	% change
	(in millions, except percentages)
RMS	$15.9	$15.4	$0.5	3.4%
DSA	31.0	17.3	13.7	78.6%
Manufacturing	16.8	12.3	4.5	35.9%
Unallocated corporate	36.8	26.3	10.5	40.2%
Total selling, general and administrative	$100.5	$71.3	$29.2	40.9%
Selling, general and administrative expenses (SG&A) for three months ended June 25, 2016 increased $29.2 million, or 40.9%, compared to the corresponding period in 2015. SG&A as a percentage of revenue for the three months ended June 25, 2016 was 23.1%, an increase of 2.1%, from 21.0% for the corresponding period in 2015.
The increase in RMS SG&A of $0.5 million was related to an increase of $0.3 million external consulting and other service expenses; $0.2 million in compensation, benefits and other employee-related expenses; and an increase of $0.2 million in other expenses; partially offset by a decrease of $0.2 million in operating expenses, including information technology infrastructure and facility expenses. RMS SG&A as a percentage of revenue for the three months ended June 25, 2016 was 12.7%, a decrease of 0.2%, from 12.9% for the corresponding period in 2015.

The increase in DSA SG&A of $13.7 million was related to an increase of $4.8 million in compensation, benefits, and other employee-related expenses; an increase of $3.3 million in severance expense; an increase of $2.8 million in costs associated with the evaluation and integration of acquisitions; an increase of $1.7 million in operating expenses, including information technology infrastructure and facility expenses; an increase of $0.6 million in external consulting and other service expenses; and an increase of $0.5 million in stock-based compensation. DSA SG&A as a percentage of revenue for the three months ended June 25, 2016 was 14.0%, an increase of 2.7%, from 11.3% for the corresponding period in 2015.
The increase in Manufacturing SG&A of $4.5 million was related to an increase of $2.0 million in compensation, benefits, and other employee-related expenses; an increase of $0.7 million in operating expenses, including information technology infrastructure and facility expenses; an increase of $0.6 million in external consulting and other service expenses; an increase of $0.5 million in costs associated with the evaluation and integration of acquisitions; and an increase of $0.7 million in other expenses. Manufacturing SG&A as a percentage of revenue for the three months ended June 25, 2016 was 19.1%, an increase of 0.7%, from 18.4% for the corresponding period in 2015.
The increase in unallocated corporate SG&A of $10.5 million was related to an increase of $3.5 million in external consulting and other service expenses; an increase of $3.3 million in costs associated with the evaluation and integration of acquisitions; an increase of $1.3 million in stock-based compensation; an increase of $0.7 million in information technology; an increase of $0.5 million in compensation, benefits, and other employee-related expenses; and an increase of $1.2 million in other expenses.
Amortization of Intangible Assets Amortization of intangibles for the three months ended June 25, 2016 was $11.2 million, an increase of $5.5 million, or 96.1%, from $5.7 million for the corresponding period in 2015, due primarily to certain intangibles acquired in connection with the WIL Research, Oncotest, Celsis, and Sunrise acquisitions.
Interest Income Interest income, which represents earnings on held cash, cash equivalents, and time deposits was $0.2 million for the three months ended June 25, 2016, a decrease of $0.1 million, or 25.3%, compared to $0.3 million for the corresponding period in 2015.
Interest Expense Interest expense for the three months ended June 25, 2016 was $8.9 million, an increase of $4.5 million, or 103.6%, compared to $4.4 million for the corresponding period in 2015. The increase was due primarily to the write-off of a portion of debt issuance costs in connection with the modification of our $1.3B Credit Facility, as well as higher average balance outstanding and higher average interest rates under our $1.65B Credit Facility as a result of additional borrowings related to business acquisitions.
Other Income (Expense), Net Other income (expense), net was a net other income of $5.0 million for the three months ended June 25, 2016, a decrease of $3.7 million, or 42.2%, compared to a net other income of $8.7 million for the corresponding period in 2015. The decrease in other income (expense), net was driven by the absence of a bargain purchase gain of $9.9 million associated with the acquisition of Sunrise in the corresponding period of 2015; partially offset by an increase of $5.9 million in gains on our venture capital investments accounted for under the equity method and other activity of $0.3 million.
Income Taxes Income tax expense for the three months ended June 25, 2016 was $18.8 million, an increase of $7.7 million compared to $11.1 million for the corresponding period in 2015. Our effective tax rate was 34.6% for the three months ended June 25, 2016, compared to 18.4% for the corresponding period in 2015. The increase was primarily attributable to nondeductible transaction costs associated with the acquisition of WIL Research and the accrual of withholding taxes in order to access cash from our Canadian and Chinese operations for use outside of the United States (U.S.) as a result of the reinstatement of the controlled foreign corporation look-through rules during the fourth quarter of 2015. In addition, we recognized a tax benefit from a non-taxable bargain purchase gain of $9.9 million associated with the acquisition of Sunrise for the corresponding period in 2015.
Six Months Ended June 25, 2016 Compared to the Six Months Ended June 27, 2015
Revenue

	Six Months Ended
	June 25, 2016	June 27, 2015	$ Change	% Change	Impact of FX
	(in millions, except percentages)
RMS	$248.4	$238.7	$9.7	4.1%	(0.2)%
DSA	379.0	293.4	85.6	29.2%	(1.7)%
Manufacturing	161.5	127.9	33.6	26.2%	(0.8)%
Total revenue	$788.9	$660.0	$128.9	19.5%	(1.0)%

Revenue for the six months ended June 25, 2016 increased $128.9 million, or 19.5%, compared to the corresponding period in 2015. The negative effect of changes in foreign currency exchange rates decreased revenue by $6.4 million, or 1.0%, when compared to the corresponding period in 2015.
RMS revenue increased by $9.7 million due to higher research model revenue in North America, Europe and Asia, and higher research model services revenue; partially offset by the negative effect of changes in foreign currency exchange rates.
DSA revenue increased $85.6 million due to higher revenue in the Safety Assessment business, primarily as a result of the WIL Research acquisition that contributed $51.4 million to revenue growth and increased study volume and pricing in our legacy business; and higher revenue in the Discovery Services business, primarily as a result of the Oncotest acquisition that contributed $5.1 million to revenue growth; partially offset by the negative effect of changes in foreign currency exchange rates.
Manufacturing revenue increased $33.6 million due to higher revenue for Microbial Solutions, which includes the Celsis acquisition that contributed $14.3 million to revenue growth, higher revenue in the Biologics business; higher revenue in the Avian business, which includes the Sunrise business that contributed $4.1 million to revenue growth; and Contract Manufacturing revenue related to the CDMO services of WIL Research acquired in April 2016 that contributed $3.8 million to revenue growth; partially offset by the negative effect of changes in foreign currency exchange rates.
Service revenue for the six months ended June 25, 2016 was $513.5 million, an increase of $102.3 million, or 24.9%, compared to $411.2 million in the corresponding period in 2015. The increase in service revenue was due to higher revenue in the Safety Assessment business, primarily as a result of the WIL Research acquisition that contributed $51.4 million to revenue growth and increased study volume and pricing in our legacy business; higher revenue in the Discovery Services business, which included the acquisition of Oncotest that contributed $5.1 million to service revenue; Contract Manufacturing revenue of $3.8 million related to the CDMO services of WIL Research acquired in April 2016; higher revenue in the Biologics business, and higher research model services revenue; partially offset by the negative effect of changes in foreign currency exchange rates. Product revenue for the six months ended June 25, 2016 was $275.4 million, an increase of $26.6 million, or 10.7%, compared to $248.8 million in the corresponding period in 2015. The increase was due to higher revenue in the Microbial Solutions and Avian businesses, which included the acquisitions of Celsis and Sunrise, respectively, which contributed $18.0 million to product revenue growth; and higher research model revenue in North America, Europe and Asia; partially offset by the negative effect of changes in foreign currency exchange rates.
Cost of Services Provided and Products Sold (Excluding Amortization of Intangible Assets)

	Six Months Ended
	June 25, 2016	June 27, 2015	$ change	% change
	(in millions, except percentages)
RMS	$144.3	$143.5	$0.8	0.5%
DSA	257.3	200.4	56.9	28.4%
Manufacturing	76.8	63.6	13.2	20.9%
Total cost of services provided and products sold (excluding amortization of intangible assets)	$478.4	$407.5	$70.9	17.4%
Costs for the six months ended June 25, 2016 increased $70.9 million, or 17.4%, compared to the corresponding period in 2015. Costs as a percentage of revenue for the six months ended June 27, 2015 were 60.6%, a decrease of 1.2%, from 61.8% for the corresponding period in 2015.
RMS Costs increased $0.8 million due primarily to the growth of the business, partially offset by cost savings achieved as a result of our efficiency initiatives and reduced restructuring costs. RMS Costs as a percentage of revenue for the six months ended June 25, 2016 were 58.1%, a decrease of 2.0%, from 60.1% for the corresponding period in 2015.
DSA Costs increased $56.9 million due primarily to an increase in Safety Assessment Costs, which included a higher cost base due to the acquisition of WIL Research and the growth of our legacy business, an increase in Discovery Services Costs, which included a higher cost base due to the acquisition of Oncotest, and a charge of $1.9 million related to an impairment of certain intangibles; partially offset by positive effect of changes in foreign currency exchange rates. DSA Costs as a percentage of revenue for the six months ended June 25, 2016 were 67.9%, a decrease of 0.4%, from 68.3% for the corresponding period in 2015, primarily due to improved operating leverage as a result of increased study volume in our legacy Safety Assessment business.
Manufacturing Costs increased $13.2 million due primarily to an increase in Microbial Solutions Costs resulting from the Celsis acquisition; an increase in Biologics Costs resulting from the growth of the business; an increase in Avian Costs, primarily due to the acquisition of Sunrise; and an increase in Contract Manufacturing Costs related to the acquisition of WIL

Research; partially offset by the positive effect of changes in foreign currency exchange rates. Manufacturing Costs as a percentage of revenue for the six months ended June 25, 2016 were 47.6%, a decrease of 2.1%, from 49.7% for the corresponding period in 2015.
Costs of services provided for the six months ended June 25, 2016 were $343.5 million, an increase of $63.1 million, or 22.5%, compared to $280.4 million for the corresponding period in 2015. The increase was due to higher Safety Assessment Costs, which included a higher cost base due to the acquisition of WIL Research and the growth in our legacy business; higher Discovery Services Cost, which included a higher cost base due to the acquisition of Oncotest; Contract Manufacturing Costs related to the CDMO services of WIL Research acquired in April 2016 and a charge of $1.9 million related to an impairment of certain intangibles; partially offset by the positive effect of changes in foreign currency exchange rates. Costs of products sold for the six months ended June 25, 2016 were $134.9 million, an increase of $7.8 million, or 6.2%, compared to $127.1 million for the corresponding period in 2015. The increase was due to higher Costs as a result of acquisitions of Celsis and Sunrise, partially offset by savings associated with global efficiency initiatives.
Selling, General and Administrative Expenses

	Six Months Ended
	June 25, 2016	June 27, 2015	$ change	% change
	(in millions, except percentages)
RMS	$31.1	$31.5	$(0.4)	(1.1)%
DSA	48.1	34.0	14.1	41.1%
Manufacturing	32.0	24.7	7.3	29.4%
Unallocated corporate	72.2	52.5	19.7	37.7%
Total selling, general and administrative	$183.4	$142.7	$40.7	28.5%
Selling, general and administrative expenses (SG&A) for six months ended June 25, 2016 increased $40.7 million, or 28.5%, compared to the corresponding period in 2015. SG&A as a percentage of revenue for the six months ended June 25, 2016 was 23.2% an increase of 1.6%, from 21.6% for the corresponding period in 2015.
The decrease in RMS SG&A of $0.4 million was related to a decrease of $0.4 million in severance expense and a decrease of $0.6 million in other expenses; partially offset by an increase of $0.6 million in compensation, benefits, and other employee-related expenses. RMS SG&A as a percentage of revenue for the six months ended June 25, 2016 was 12.5%, a decrease of 0.7%, from 13.2% for the corresponding period in 2015.
The increase in DSA SG&A of $14.1 million was related to an increase of $5.3 million in compensation, benefits, and other employee-related expenses; an increase of $3.3 million in severance expense; an increase of $3.0 million in costs associated with the evaluation and integration of acquisitions; an increase of $1.9 million in operating expenses, including information technology infrastructure and facility expenses; an increase of $0.9 million in external consulting and other service expenses; an increase of $0.7 million in stock-based compensation and an increase of $0.3 million in other expenses; partially offset by a decrease of $1.3 million in bad debt reserves. DSA SG&A as a percentage of revenue for the six months ended June 25, 2016 was 12.7%, an increase of 1.1%, from 11.6% for the corresponding period in 2015.
The increase in Manufacturing SG&A of $7.3 million was related to an increase of $3.5 million in compensation, benefits, and other employee-related expenses; an increase of $1.2 million in external consulting and other service expenses; an increase of $0.6 million operating expenses, including information technology infrastructure and facility expenses; an increase of $0.6 million in cash associated with the evaluation and integration of acquisitions; an increase of $0.3 million in stock-based compensation; an increase of $0.3 million in depreciation expense and an increase of $0.8 million in other expenses. Manufacturing SG&A as a percentage of revenue for the six months ended June 25, 2016 was 19.8%, an increase of 0.5%, from 19.3% for the corresponding period in 2015.
The increase in unallocated corporate SG&A of $19.7 million was related to an increase of $7.4 million costs associated with the evaluation and integration of acquisitions; an increase of $5.1 million in external consulting and other service expenses; an increase of $2.3 million in compensation, benefits, and other employee-related expenses; an increase of $1.9 million in information technology; an increase of $1.2 million in stock-based compensation; and an increase of $1.8 million in other expenses.
Amortization of Intangible Assets Amortization of intangibles for the six months ended June 25, 2016 was $17.6 million, an increase of $6.6 million, or 60.0%, from $11.0 million for the corresponding period in 2015, due primarily to certain intangibles acquired in connection with the WIL Research, Oncotest, Celsis, and Sunrise acquisitions.

Interest Income Interest income, which represents earnings on held cash, cash equivalents, and time deposits, was $0.5 million for the six months ended June 25, 2016, a decrease of $0.1 million, or 16.5%, compared to $0.6 million for the corresponding period in 2015.
Interest Expense Interest expense for the six months ended June 25, 2016 was $13.1 million, an increase of $5.7 million, or 77.3%, compared to $7.4 million for the corresponding period in 2015. The increase was primarily to the write-off of a portion of debt issuance costs in connection with the modification of our $1.3B Credit Facility, higher average balance outstanding and higher average interest rates under our $1.65B Credit Facility as a result of additional borrowings related to business acquisitions, and an increased interest expense related to capital leases.
Other Income (Expense), Net Other income (expense), net was a net other income of $9.0 million for the six months ended June 25, 2016, an increase of $8.6 million, or 2,418.7%, compared to a net other income of $0.4 million for the corresponding period in 2015. The increase in other income (expense), net was driven by the absence of an expense of $10.4 million due to a reversal of the indemnification asset associated with a previous acquisition in the corresponding period of 2015; an increase of $7.7 million in gains on our venture capital investments accounted for under the equity method; and an increase of $0.4 million in other activity; partially offset by the absence of a bargain purchase gain of $9.9 million associated with the acquisition of Sunrise in May 2015.
Income Taxes Income tax expense for the six months ended June 25, 2016 was $32.8 million, an increase of $21.4 million compared to $11.4 million for the corresponding period in 2015. Our effective tax rate was 31.0% for the six months ended June 25, 2016, compared to 12.4% for the corresponding period in 2015. The increase was primarily attributable to nondeductible transaction costs associated with the acquisition of WIL Research and the accrual of withholding taxes in order to access cash from our Canadian and Chinese operations for use outside of the U.S. as a result of the reinstatement of the controlled foreign corporation look-through rules during the fourth quarter of 2015. In addition, we recognized a reduction in unrecognized tax benefits and related interest of $10.4 million due to the expiration of the statute of limitations associated with pre-acquisition tax positions on the forgiveness of debt and a non-taxable bargain purchase gain of $9.9 million associated with the acquisition of Sunrise for the corresponding period in 2015.
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
The following table presents our cash, cash equivalents and investments:

	June 25, 2016	December 26, 2015
	(in millions)
Cash and cash equivalents:
Held in the U.S. entities	$40.4	$3.6
Held in non-U.S. entities	114.2	114.3
Total cash and cash equivalents	154.6	117.9
Investments:
Held in the U.S. entities	4.6	4.5
Held in non-U.S. entities	20.4	16.0
Total cash, cash equivalents and investments	$179.6	$138.4
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
On March 30, 2016, we amended and restated our $1.3B Credit Facility, creating a $1.65 billion credit facility ($1.65B Credit Facility) which (1) extends the maturity date for the credit facility, and (2) makes certain other amendments in connection with our acquisition of WIL Research. The $1.65B Credit Facility provides for up to approximately $1.65 billion in financing, including a $650.0 million term loan facility and a $1.0 billion multi-currency revolving facility. The term loan facility matures in 19 quarterly installments, with the last installment due March 30, 2021. The revolving facility matures on March 30, 2021, and requires no scheduled payment before that date.
Amounts outstanding under the $1.65B Credit Facility were as follows:

	June 25, 2016	December 26, 2015
	(in millions)
Term loans	$650.0	$390.0
Revolving credit facility	692.9	446.0
Total	$1,342.9	$836.0
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
Repurchases of Common Stock
During the six months ended June 25, 2016, we did not repurchase any shares under our authorized stock repurchase program. As of June 25, 2016, we had $69.7 million remaining on the authorized stock repurchase program. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual minimum statutory tax withholding requirements. During the six months ended June 25, 2016, we acquired approximately 0.2 million shares for $12.2 million.
Cash Flows
The following table presents our net cash provided by operating activities:

	Six Months Ended
	June 25, 2016	June 27, 2015
	(in millions)
Income from continuing operations	$73.1	$80.9
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities	69.3	57.4
Changes in operating assets and liabilities	(25.9)	(40.7)
Net cash provided by operating activities	$116.5	$97.6
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our income from continuing operations for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, gains (losses) on venture capital investments, and gains on bargain purchases, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For the six months ended June 25, 2016, compared to the six months ended June 27, 2015, the increase in cash provided by operating activities was primarily driven by a positive change in operating assets and liabilities; partially offset by a decrease in income from continuing operations. Our days sales outstanding, which includes deferred revenue as an offset to accounts receivable but is not adjusted for an allowance for doubtful accounts in the calculation, was 47 days as of June 25, 2016, compared to 51 days as of December 26, 2015.

The following table presents our net cash used in investing activities:

	Six Months Ended
	June 25, 2016	June 27, 2015
	(in millions)
Acquisition of businesses and assets, net of cash acquired	$(578.8)	$(10.7)
Capital expenditures	(20.0)	(24.6)
Investments, net	(10.1)	(3.8)
Other, net	4.1	2.6
Net cash used in investing activities	$(604.8)	$(36.5)
The primary use of cash in investing activities in the six months ended June 25, 2016 and June 27, 2015 was related to our acquisition of WIL Research in April 2016 and Sunrise in May 2015 as well as capital expenditures.
The following table presents our net cash provided by financing activities:

	Six Months Ended
	June 25, 2016	June 27, 2015
	(in millions)
Proceeds from long-term debt and revolving credit facility	$882.0	$294.2
Proceeds from exercises of stock options	19.8	35.6
Payments on long-term debt, capital lease obligation and revolving credit facility	(375.2)	(301.3)
Purchase of treasury stock	(12.2)	(99.5)
Other, net	5.0	7.3
Net cash provided by (used in) financing activities	$519.4	$(63.7)
For the six months ended June 25, 2016, cash provided by financing activities reflected net borrowings of $506.8 million; proceeds from exercises of employee stock options of $19.8 million and other activity; partially offset by treasury stock purchases of $12.2 million due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual minimum statutory tax withholding requirements. For the six months ended June 27, 2015, cash used by financing activities reflected treasury stock purchases of $99.5 million made primarily pursuant to our authorized stock repurchase program and net debt repayments of $7.1 million, partially offset by proceeds from exercises of employee stock options of $35.6 million.
Contractual Commitments and Obligations
The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for the year ended December 26, 2015. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K other than the changes described in Note 5, “Fair Value,” Note 7, “Long-Term Debt and Capital Lease Obligations” and Note 13, “Commitments and Contingencies” in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of June 25, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act, except as disclosed below.
Venture Capital Investments
We invest in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. Our total commitment to the funds as of June 25, 2016 was $80.6 million, of which we funded $34.0 million through June 25, 2016. Refer to Note 4, “Venture Capital Investments and Marketable Securities” for additional information.
Letters of Credit
Our off-balance sheet commitments related to our outstanding letters of credit as of June 25, 2016 were $5.1 million.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. We did not adopt any new accounting pronouncements during the six months ended June 25, 2016 that had a material effect on our condensed consolidated financial statements included in this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of June 25, 2016, our debt portfolio was comprised primarily of floating interest rate borrowings. A 100-basis point increase in interest rates would increase our annual pre-tax interest expense by approximately $13.4 million.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound and Canadian Dollar. During the six months ended June 25, 2016, the most significant drivers of foreign currency translation adjustment the Company recorded as part of comprehensive income were the Euro, British Pound, Canadian Dollar and to a lesser extent, the Japanese Yen.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. In particular, as the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expense, which will also decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue and expenses, assets, liabilities and cash flows will generally increase when reported in U.S. dollars. For the six months ended June 25, 2016, our revenue would have increased by approximately $17.3 million and our operating income would have increased by approximately $1.7 million, if the U.S. dollar exchange rate would have strengthened by 10% with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policies. We do not enter into speculative derivative agreements.
During the six months ended June 25, 2016, we utilized foreign exchange contracts, principally to hedge certain balance sheet exposures resulting from foreign currency fluctuations. No foreign currency contracts were open at June 25, 2016.

Item 4. Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as of June 25, 2016. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
(b)    Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 25, 2016 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year 2015, which could materially affect our business, financial condition, and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year 2015 except as described below.
Referendum on the United Kingdom’s membership in the European Union “Brexit” may adversely affect our business
The United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.). As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. In addition, the announcement of Brexit has caused significant volatility in global stock markets and currency exchange rate fluctuations, including the strengthening of the U.S. dollar against foreign currencies. The announcement of Brexit also may create global economic uncertainty, which may cause our customers and potential customers to monitor their costs and reduce their budgets for our products and services. Given that we conduct a substantial portion of our business in the E.U. and the U.K., any of these effects of Brexit, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended June 25, 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
March 27, 2016 to April 22, 2016	—	$—	—	$69,694
April 23, 2016 to May 20, 2016	642	$79.27	—	$69,694
May 21, 2016 to June 25, 2016	—	$—	—	$69,694
Total	642		—
As of June 25, 2016, we had $69.7 million remaining on the authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units and performance share units in order to satisfy individual minimum statutory tax withholding requirements.

Item 6.  Exhibits
(a) Exhibits

10.1*	Charles River Laboratories International, Inc. 2016 Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

August 3, 2016	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

August 3, 2016	/s/ DAVID R. SMITH
David R. Smith Corporate Executive Vice President and Chief Financial Officer