Form 10-Q
period 2016-09-24
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2016-11-02
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 17, 2016, there were 47,328,587 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2016

Special Note on Factors Affecting Future Results
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: goodwill and asset impairments still under review; future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with leading pharmaceutical companies and venture capital investments and opportunities for future similar arrangements; our cost structure; the impact of acquisitions including Sunrise, Celsis, Oncotest, WIL Research, Blue Stream and Agilux; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including gains and losses attributable to businesses we plan to close, consolidate or divest; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our liquidity. In addition, these statements include the impact of economic and market conditions on us and our clients, including the potential impact of Brexit; the effects of our cost saving actions and the steps to optimize returns to shareholders on an effective and timely basis and our ability to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 26, 2015 under the sections entitled “Our Strategy,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Service revenue	$292,849	$222,506	$806,397	$633,666
Product revenue	132,871	126,959	408,246	375,786
Total revenue	425,720	349,465	1,214,643	1,009,452
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	200,118	145,165	543,588	425,614
Cost of products sold (excluding amortization of intangible assets)	69,332	66,225	204,270	193,320
Selling, general and administrative	85,650	76,225	269,067	218,953
Amortization of intangible assets	11,825	6,410	29,390	17,385
Operating income	58,795	55,440	168,328	154,180
Other income (expense):
Interest income	523	177	1,008	758
Interest expense	(7,079)	(3,851)	(20,199)	(11,251)
Other income (expense), net	1,017	1,390	10,059	1,749
Income from continuing operations, before income taxes	53,256	53,156	159,196	145,436
Provision for income taxes	15,565	15,255	48,385	26,662
Income from continuing operations, net of income taxes	37,691	37,901	110,811	118,774
Income (loss) from discontinued operations, net of income taxes	342	(34)	328	(48)
Net income	38,033	37,867	111,139	118,726
Less: Net income attributable to noncontrolling interests	298	488	1,054	1,297
Net income attributable to common shareholders	$37,735	$37,379	$110,085	$117,429
Earnings (loss) per common share
Basic:
Continuing operations attributable to common shareholders	$0.79	$0.81	$2.34	$2.52
Discontinued operations	$0.01	$—	$—	$—
Net income attributable to common shareholders	$0.80	$0.81	$2.34	$2.52
Diluted:
Continuing operations attributable to common shareholders	$0.78	$0.79	$2.29	$2.47
Discontinued operations	$0.01	$—	$0.01	$—
Net income attributable to common shareholders	$0.79	$0.79	$2.30	$2.47

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net income	$38,033	$37,867	$111,139	$118,726
Other comprehensive income (loss):
Foreign currency translation adjustment and other	(16,888)	(31,843)	(32,798)	(46,559)
Cumulative translation adjustment related to intercompany loan forgiveness	—	—	—	(2,341)
Amortization of net loss and prior service benefit included in net periodic cost for pension and other post-retirement benefit plans	1,176	695	1,961	2,185
Comprehensive income, before income taxes	22,321	6,719	80,302	72,011
Income tax expense related to items of other comprehensive income (Note 9)	140	220	424	700
Comprehensive income, net of income taxes	22,181	6,499	79,878	71,311
Less: Comprehensive income (loss) related to noncontrolling interests, net of income taxes	—	(443)	(9)	435
Comprehensive income attributable to common shareholders, net of income taxes	$22,181	$6,942	$79,887	$70,876

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	September 24, 2016	December 26, 2015
Assets
Current assets:
Cash and cash equivalents	$105,722	$117,947
Trade receivables, net	359,734	270,068
Inventories	99,374	93,735
Prepaid assets	36,827	30,198
Other current assets	52,921	47,286
Total current assets	654,578	559,234
Property, plant and equipment, net	767,177	677,959
Goodwill	763,576	438,829
Client relationships, net	318,751	213,374
Other intangible assets, net	77,701	67,430
Deferred tax assets	22,078	40,028
Other assets	86,329	71,643
Total assets	$2,690,190	$2,068,497
Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Current portion of long-term debt and capital leases	$25,970	$17,033
Accounts payable	65,809	36,675
Accrued compensation	93,558	72,832
Deferred revenue	119,298	81,343
Accrued liabilities	80,524	89,494
Other current liabilities	25,131	12,544
Current liabilities of discontinued operations	1,757	1,840
Total current liabilities	412,047	311,761
Long-term debt, net and capital leases	1,233,189	845,997
Deferred tax liabilities	54,068	48,223
Other long-term liabilities	96,771	89,062
Long-term liabilities of discontinued operations	6,213	7,890
Total liabilities	1,802,288	1,302,933
Commitments and contingencies
Redeemable noncontrolling interest	15,040	28,008
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 86,262 shares issued and 47,324 shares outstanding as of September 24, 2016 and 85,464 shares issued and 46,698 shares outstanding as of December 26, 2015	863	855
Additional paid-in capital	2,465,193	2,397,960
Retained earnings	120,623	10,538
Treasury stock, at cost 38,938 shares and 38,766 shares as of September 24, 2016 and December 26, 2015, respectively	(1,552,964)	(1,540,738)
Accumulated other comprehensive loss	(165,746)	(135,548)
Total equity attributable to common shareholders	867,969	733,067
Noncontrolling interests	4,893	4,489
Total equity	872,862	737,556
Total liabilities, redeemable noncontrolling interest and equity	$2,690,190	$2,068,497

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 24, 2016	September 26, 2015
Cash flows relating to operating activities
Net income	$111,139	$118,726
Less: Income (loss) from discontinued operations, net of income taxes	328	(48)
Income from continuing operations, net of income taxes	110,811	118,774
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	91,116	69,330
Amortization of debt issuance costs and discounts	2,325	1,970
Stock-based compensation	32,647	30,349
Deferred income taxes	(270)	(4,235)
Gain on venture capital investments	(8,518)	(3,604)
Gain on bargain purchase	16	(9,933)
Other, net	4,030	1,101
Changes in assets and liabilities:
Trade receivables, net	(43,260)	(36,430)
Inventories	(4,352)	(470)
Other assets	(5,702)	8,308
Accounts payable	17,184	(894)
Accrued compensation	8,163	2,238
Deferred revenue	2,169	1,255
Accrued liabilities	(15,182)	22,189
Taxes payable and prepaid taxes	(5,671)	(1,906)
Other liabilities	617	(12,147)
Net cash provided by operating activities	186,123	185,895
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(597,607)	(211,974)
Capital expenditures	(29,609)	(35,008)
Purchases of investments	(20,278)	(26,315)
Proceeds from sale of investments and distributions from venture capital investments	28,274	24,562
Other, net	3,790	(244)
Net cash used in investing activities	(615,430)	(248,979)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	926,781	453,778
Proceeds from exercises of stock options	21,643	36,587
Payments on long-term debt, revolving credit facility and capital lease obligations	(526,983)	(391,048)
Purchase of treasury stock	(12,226)	(117,431)
Other, net	4,976	6,674
Net cash provided by (used in) financing activities	414,191	(11,440)
Discontinued operations
Net cash used in operating activities from discontinued operations	(1,434)	(1,265)
Effect of exchange rate changes on cash and cash equivalents	4,325	(10,202)
Net change in cash and cash equivalents	(12,225)	(85,991)
Cash and cash equivalents, beginning of period	117,947	160,023
Cash and cash equivalents, end of period	$105,722	$74,032

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
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
During the three months ended June 25, 2016, the Company acquired WRH, Inc. (WIL Research), a provider of safety assessment and contract development and manufacturing (CDMO) services. WIL Research’s safety assessment business is reported in the Company’s DSA reportable segment and its CDMO business created a new operating segment, Contract Manufacturing, that is reported as part of the Company’s Manufacturing reportable segment. In addition, changes in the Company’s market strategy for certain services and resulting information provided to the Chief Operating Decision Maker, totaling $1.9 million of revenue and $0.2 million of operating income for the nine months ended September 26, 2015, were reclassified from the Company’s RMS reportable segment to its Manufacturing reportable segment. The Company reported segment results on this basis for all periods presented.
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
Newly Issued Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The standard addresses the classification of certain transactions within the statement of cash flows, including cash payments for debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investments. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adoption is permitted. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The standard reduces complexity in several aspects of the accounting for employee share-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, “Leases.” The standard established the principles that lessees and lessors will apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the full impact this standard will have on its consolidated financial statements and related disclosures, but expects to recognize substantially all of its leases on the balance sheet by recording a right-to-use asset and a corresponding lease liability.
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
2. BUSINESS ACQUISITIONS
Agilux
On September 28, 2016, the Company acquired Agilux Laboratories, Inc. (Agilux), a contract research organization (CRO) that provides a suite of integrated discovery small and large molecule bioanalytical services, drug metabolism and pharmacokinetic services, and pharmacology services. The acquisition supports the Company’s strategy to offer clients a broader, integrated portfolio that provides services continuously from the earliest stages of drug research through the nonclinical development process. The preliminary purchase price for Agilux was approximately $64.0 million in cash, which is subject to certain customary adjustments, and was funded by borrowings on the Company’s revolving credit facility. The Agilux business will be reported as part of the Company’s DSA reportable segment. Due to the limited time between the acquisition date and the filing of this Quarterly Report on Form 10-Q, it is not practicable for the Company to disclose the preliminary allocation of purchase price to assets acquired and liabilities assumed.
The Company incurred transaction and integration costs of $1.1 million in connection with the acquisition for the three and nine months ended September 24, 2016, which were included in selling, general and administrative expenses.
Blue Stream
On June 27, 2016, the Company acquired Blue Stream Laboratories, Inc. (Blue Stream), an analytical CRO supporting the development of complex biologics and biosimilars. Combining Blue Stream with the Company’s existing discovery, safety assessment, and biologics capabilities creates a leading CRO that has the ability to support biologic and biosimilar development from characterization through clinical testing and commercialization. The preliminary purchase price for Blue Stream was approximately $11.7 million in cash, including $3.0 million in contingent consideration, and is subject to certain customary adjustments. The acquisition was funded by borrowings on the Company’s revolving credit facility. The business is reported in the Company’s Manufacturing reportable segment.
The contingent consideration is a one-time payment that could become payable based on the achievement of a revenue target. If achieved, the payment will become due in the third quarter of the fiscal year 2017. The aggregate, undiscounted amount of contingent consideration that the Company may pay is $3.0 million. The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase price allocation of $11.7 million, net of an insignificant amount of cash acquired, was as follows:

June 27, 2016
(in thousands)
Trade receivables (contractual amount of $1,104)	$1,104
Other current assets (excluding cash)	15
Property, plant and equipment	912
Other long-term assets	187
Definite-lived intangible assets	1,230
Goodwill	10,433
Other current liabilities	(1,133)
Long-term liabilities	(1,044)
Total purchase price allocation	$11,704
The purchase price allocations were prepared on a preliminary basis and are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.
The breakout of definite-lived intangible assets acquired was as follows:

	Definite-Lived Intangible Assets	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$650	10
Other intangible assets	580	5
Total definite-lived intangible assets	$1,230	7
The goodwill resulting from the transaction is primarily attributable to the potential growth of the Company’s Manufacturing business from customers and technology introduced through Blue Stream, the assembled workforce of the acquired business, expected synergies, and the development of future proprietary processes. The goodwill attributable to Blue Stream is not deductible for tax purposes.
The Company incurred insignificant transaction and integration costs in connection with the acquisition for the three and nine months ended September 24, 2016, which were included in selling, general and administrative expenses.
Pro forma financial information as well as actual revenue and operating income (loss) have not been included because Blue Stream’s financial results are not significant when compared with the Company’s consolidated financial results.
WIL Research
On April 4, 2016, the Company acquired WIL Research, a provider of safety assessment and CDMO services to biopharmaceutical and agricultural and industrial chemical companies worldwide. The acquisition enhanced the Company’s position as a leading global early-stage CRO by strengthening its ability to partner with clients across the drug discovery and development continuum. The purchase price for WIL Research was approximately $604.8 million, including assumed liabilities of $0.4 million. The purchase price includes payment for estimated working capital, which was subject to final adjustment based on the actual working capital of the acquired business. The acquisition was funded by cash on hand and borrowings on the Company’s amended credit facility. See Note 7, “Long-Term Debt and Capital Lease Obligations.” WIL Research’s safety assessment and CDMO businesses are reported in the Company’s DSA and Manufacturing reportable segments, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase price allocation of $577.4 million, net of $27.4 million of cash acquired, was as follows:

April 4, 2016
(in thousands)
Trade receivables (contractual amount of $48,625)	$48,157
Inventories	2,296
Other current assets (excluding cash)	4,021
Property, plant and equipment	129,066
Other long-term assets	1,060
Definite-lived intangible assets	165,400
Goodwill	330,229
Deferred revenue	(39,103)
Other current liabilities	(27,386)
Long-term liabilities	(36,349)
Total purchase price allocation	$577,391
The purchase price allocations were prepared on a preliminary basis and are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. From the date of the acquisition through September 24, 2016, the Company recorded measurement-period adjustments related to the acquisition that resulted in an immaterial change to the purchase price allocation on a consolidated basis. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.
The breakout of definite-lived intangible assets acquired was as follows:

	Definite-Lived Intangible Assets	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$138,000	15
Developed technology	20,700	3
Backlog	6,700	1
Total definite-lived intangible assets	$165,400	13
The goodwill resulting from the transaction, $19.0 million of which is deductible for tax purposes due to a prior asset acquisition, is primarily attributed to the potential growth of the Company’s DSA and Manufacturing businesses from clients introduced through WIL Research, the assembled workforce of the acquired business, and expected cost synergies.
The Company incurred transaction and integration costs in connection with the acquisition of $1.3 million and $13.7 million for the three and nine months ended September 24, 2016, respectively, which were included in selling, general and administrative expenses.
WIL Research revenue and operating income for the three months ended September 24, 2016 were $57.4 million and $3.6 million, respectively. WIL Research revenue and operating income for the nine months ended September 24, 2016 were $112.6 million and $4.6 million, respectively, since WIL Research was acquired on April 4, 2016.
The following selected pro forma consolidated results of operations are presented as if the WIL Research acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments. For the nine months ended September 24, 2016, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $1.4 million, reversal of interest expense on borrowings of $2.7 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments. For the nine months ended September 26, 2015, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $5.8 million, reversal of interest expense on borrowings of $8.2 million, inclusion of acquisition-related transaction costs of $9.8 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
	(in thousands)
Revenue	$425,720	$402,744	$1,275,175	$1,166,466
Net income attributable to common shareholders	39,530	40,931	129,050	116,863
Earnings per common share
Basic	$0.84	$0.88	$2.75	$2.51
Diluted	$0.82	$0.87	$2.70	$2.46
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
The contingent consideration is a one-time payment that could become payable based on the achievement of a revenue target for the fiscal year 2016. If achieved, the payment will become due in the first quarter of the fiscal year 2017. The aggregate, undiscounted amount of contingent consideration that the Company may pay is €2.0 million ($2.2 million as of September 24, 2016). The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The breakout of definite-lived intangible assets acquired was as follows:

	Definite-Lived Intangible Assets	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$7,146	19
Developed technology	5,960	19
Other intangible assets	224	3
Total definite-lived intangible assets	$13,330	19
The goodwill resulting from the transaction is primarily attributed to the potential growth in the Company's DSA businesses from customers and technology introduced through Oncotest, the assembled workforce of the acquired business, and expected cost synergies. The goodwill attributable to Oncotest is not deductible for tax purposes.
The Company incurred insignificant transaction and integration costs in connection with the acquisition for the three and nine months ended September 24, 2016, which were included in selling, general and administrative expenses. During the three and nine months ended September 26, 2015, the Company incurred $0.9 million of transaction and integration costs in connection with the acquisition.
Pro forma financial information as well as actual revenue and operating income (loss) have not been included because Oncotest’s financial results are not significant when compared with the Company’s consolidated financial results.
Celsis
On July 24, 2015, the Company acquired Celsis Group Limited (Celsis), a leading provider of rapid testing systems for non-sterile bacterial contamination for the biopharmaceutical and consumer products industries. The purpose of this acquisition was to enhance the Company’s portfolio of rapid microbial detection products and services with the addition of rapid bioburden testing products. The purchase price for Celsis was $214.5 million, including assumed debt and certain liabilities of $10.3 million. The acquisition was funded by cash on hand and borrowings on the Company’s revolving credit facility. The business is reported in the Company’s Manufacturing reportable segment.
The purchase price allocation of $212.2 million, net of $2.3 million of cash acquired, was as follows:

July 24, 2015
(in thousands)
Trade receivables (contractual amount of $5,410)	$5,288
Inventories	10,103
Other current assets (excluding cash)	13,269
Property, plant and equipment	4,639
Definite-lived intangible assets	118,140
Goodwill	105,550
Other long-term assets	537
Current debt	(9,766)
Other current liabilities	(7,136)
Long-term liabilities	(28,388)
Total purchase price allocation	$212,236
The breakout of definite-lived intangible assets acquired was as follows:

	Definite-Lived Intangible Assets	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$71,000	16
Developed technology	39,140	14
Trademark and trade names	5,200	14
Non-compete	2,800	5
Total definite-lived intangible assets	$118,140	15

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The goodwill resulting from the transaction is primarily attributed to the potential growth of the Company’s Manufacturing business from clients introduced through Celsis, the assembled workforce of the acquired business, and expected cost synergies. The goodwill attributable to Celsis is not deductible for tax purposes.
The Company incurred insignificant transaction and integration costs in connection with the acquisition for the three and nine months ended September 24, 2016 and transaction and integration costs of $3.9 million and $7.4 million for the three and nine months ended September 26, 2015, respectively, which were included in selling, general and administrative expenses.
Celsis revenue and operating loss for both the three and nine months ended September 26, 2015 were $4.9 million and $3.1 million, respectively, since Celsis was acquired on July 24, 2015. Beginning on July 24, 2015, Celsis has been fully included in the operating results of the Company.
The following selected pro forma consolidated results of operations are presented as if the Celsis acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments, including additional depreciation and amortization of property, plant and equipment, inventory fair value adjustments and intangible assets of $2.4 million for the nine months ended September 26, 2015, and other nonrecurring costs.

	Three Months Ended	Nine Months Ended
	September 26, 2015	September 26, 2015
	(in thousands)
Revenue	$350,819	$1,026,643
Net income attributable to common shareholders	40,826	125,863
Earnings per common share
Basic	$0.88	$2.70
Diluted	$0.86	$2.65
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
The Company recorded a bargain purchase gain of $9.8 million, which represented the excess of the estimated fair value of the net assets acquired over the preliminary purchase price. The bargain purchase gain was recorded in other income (expense), net, in the Company’s consolidated statement of income and was not recognized for tax purposes. The Company believes there were several factors that contributed to this transaction resulting in a bargain purchase gain, including the highly specialized nature of Sunrise’s business falling outside of the seller’s core activities and a limited pool of potential buyers.
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
The Company incurred insignificant transaction and integration costs in connection with the acquisition for the three and nine months ended September 24, 2016, and transaction and integration costs of $0.1 million and $0.7 million during the three and nine months ended September 26, 2015, respectively, which were included in selling, general and administrative expenses.
Pro forma financial information as well as actual revenue and operating income (loss) have not been included because Sunrise’s financial results are not significant when compared with the Company’s consolidated financial results.
3. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables, net is as follows:

	September 24, 2016	December 26, 2015
	(in thousands)
Client receivables	$278,041	$230,010
Unbilled revenue	84,754	45,996
Total	362,795	276,006
Less: Allowance for doubtful accounts	(3,061)	(5,938)
Trade receivables, net	$359,734	$270,068
The composition of inventories is as follows:

	September 24, 2016	December 26, 2015
	(in thousands)
Raw materials and supplies	$18,445	$15,998
Work in process	14,119	12,101
Finished products	66,810	65,636
Inventories	$99,374	$93,735

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of other current assets is as follows:

	September 24, 2016	December 26, 2015
	(in thousands)
Investments	$7,734	$20,516
Prepaid income taxes	44,467	26,350
Restricted cash	572	271
Other	148	149
Other current assets	$52,921	$47,286
The composition of other assets is as follows:

	September 24, 2016	December 26, 2015
	(in thousands)
Life insurance policies	$28,837	$27,554
Venture capital investments	45,653	32,730
Restricted cash	1,825	1,745
Other	10,014	9,614
Other assets	$86,329	$71,643
The composition of other current liabilities is as follows:

	September 24, 2016	December 26, 2015
	(in thousands)
Accrued income taxes	$24,138	$12,168
Accrued interest and other	993	376
Other current liabilities	$25,131	$12,544
The composition of other long-term liabilities is as follows:

	September 24, 2016	December 26, 2015
	(in thousands)
Long-term pension liability	$32,639	$34,604
Accrued executive supplemental life insurance retirement plan and deferred compensation plan	31,244	30,188
Other	32,888	24,270
Other long-term liabilities	$96,771	$89,062
4. VENTURE CAPITAL INVESTMENTS AND MARKETABLE SECURITIES
Venture Capital Investments
The Company invests in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. The Company’s ownership interest in these funds ranges from 2.7% to 12.0%. The Company accounts for the investments in limited liability partnerships (LLP), which are variable interest entities, under the equity or cost method of accounting. The Company is not the primary beneficiary because it has no power to direct the activities that most significantly affect the LLPs’ economic performance. The Company accounts for the investments in limited liability companies, which are not variable interest entities, under the equity method of accounting.
The Company’s total commitments to the entities as of September 24, 2016 were $80.6 million, of which the Company funded $35.3 million through September 24, 2016. During the three and nine months ended September 24, 2016, the Company received dividends of $2.3 million from the entities. During the three and nine months ended September 26, 2015, the Company received dividends totaling $5.3 million and $7.3 million, respectively. The Company recognized a gain of $0.4 million and $3.2 million related to these investments for the three months ended September 24, 2016 and September 26, 2015, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subsequent to September 24, 2016, the Company invested in a new venture capital fund, which increased the Company’s total commitments by $4.3 million.
Marketable Securities
The Company held no marketable securities as of September 24, 2016.
The following is a summary of the Company's marketable securities as of December 26, 2015, all of which were classified as available-for-sale:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Mutual fund	$4,650	$—	$(141)	$4,509
Total	$4,650	$—	$(141)	$4,509
During the three and nine months ended September 24, 2016, the Company realized insignificant losses and received proceeds of $4.6 million from the sale of its available-for-sale securities. There were no sales of available-for-sale securities during the nine months ended September 26, 2015.
5. FAIR VALUE
The Company has certain assets, liabilities, and redeemable noncontrolling interest recorded at fair value, which have been classified as Level 1, 2, or 3 within the fair value hierarchy:

•	Level 1 - Fair values are determined utilizing prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•
Level 2 - Fair values are determined by utilizing quoted prices for identical or similar assets and liabilities in active markets or other market observable inputs such as interest rates, yield curves, and foreign currency spot rates.

•	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The fair value hierarchy level is determined by asset, liability, and redeemable noncontrolling interest class based on the lowest level of significant input. The observability of inputs may change for certain assets or liabilities. This condition could cause an asset or liability to be reclassified between levels. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the nine months ended September 24, 2016 and September 26, 2015, there were no transfers between levels.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets, liabilities, and redeemable noncontrolling interest measured at fair value on a recurring basis are summarized below:

	September 24, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$14	$—	$14
Other assets:
Life insurance policies	—	21,521	—	21,521
Total assets measured at fair value	$—	$21,535	$—	$21,535

Other current liabilities:
Contingent consideration	$—	$—	$4,126	$4,126
Total liabilities measured at fair value	$—	$—	$4,126	$4,126

	December 26, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$190	$—	$190
Other current assets:
Mutual funds	4,509	—	—	4,509
Foreign currency forward contracts	—	15	—	15
Other assets:
Life insurance policies	—	20,364	—	20,364
Total assets measured at fair value	$4,509	$20,569	$—	$25,078

Other current liabilities:
Contingent consideration	$—	$—	$1,172	$1,172
Other long-term liabilities:
Contingent consideration	—	—	198	198
Redeemable noncontrolling interest	—	—	28,008	28,008
Total liabilities and redeemable noncontrolling interest measured at fair value	$—	$—	$29,378	$29,378
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the business acquisitions.

	Nine Months Ended
	September 24, 2016	September 26, 2015
	(in thousands)
Beginning balance	$1,370	$2,828
Additions	3,600	675
Payments	(874)	(600)
Total gains or losses (realized/unrealized):
Reversal of previously recorded contingent liability and change in fair value	30	(1,623)
Ending balance	$4,126	$1,280
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
Redeemable Noncontrolling Interest
The Company’s redeemable noncontrolling interest resulted from the acquisition of a 75% ownership interest in Vital River in January 2013. Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provided the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 25% of the entity for cash at its fair value beginning in January 2016.
On July 7, 2016, the Company purchased an additional 12% equity interest in Vital River for $10.8 million, resulting in total ownership of 87%. The Company recorded a $1.6 million gain in equity equal to the excess fair value of the 12% equity interest over the purchase price. Concurrent with the transaction, the original agreement was amended providing the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 13% equity interest at a contractually defined redemption value, subject to a redemption floor (embedded derivative). These rights are exercisable beginning in 2019 and are accelerated in certain events. The Company recorded a charge of $1.5 million in other income (expense), net, equal to the excess fair value of the hybrid instrument (equity interest with an embedded derivative) over the fair value of the 13% equity interest. As of September 24, 2016, the redeemable noncontrolling interest was measured at the greater of the amount that would be paid if settlement occurred at the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 13% interest, the noncontrolling interest is classified in the mezzanine section of the condensed consolidated balance sheet, which is presented above the equity section and below liabilities.
The following table provides a rollforward of the Company’s redeemable noncontrolling interest related to the acquisition of Vital River:

Redeemable Noncontrolling Interest
(in thousands)
December 26, 2015 (fair value)	$28,008
Purchase of 12% equity interest	(12,360)
Total gains or losses (realized/unrealized):
Net income attributable to noncontrolling interest	462
Foreign currency translation	(875)
Modification of 13% purchase option	1,495
Change in fair value, included in additional paid-in capital	(1,690)
September 24, 2016	$15,040
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

		Adjustments to Goodwill
	December 26, 2015	Acquisitions	Transfers	Foreign Exchange	September 24, 2016
	(in thousands)
RMS	$58,167	$—	$(342)	$(479)	$57,346
DSA	247,050	293,973	—	(7,914)	533,109
Manufacturing	133,612	46,859	342	(7,692)	173,121
Total	$438,829	$340,832	$—	$(16,085)	$763,576
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
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	September 24, 2016			December 26, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Backlog	$8,645	$(4,979)	$3,666	$50,568	$(50,554)	$14
Technology	74,304	(11,910)	62,394	60,350	(5,911)	54,439
Trademarks and trade names	8,439	(4,029)	4,410	11,495	(5,944)	5,551
Other	12,390	(5,159)	7,231	14,711	(7,285)	7,426
Other intangible assets	103,778	(26,077)	77,701	137,124	(69,694)	67,430
Client relationships	518,050	(199,299)	318,751	396,537	(183,163)	213,374
Intangible assets	$621,828	$(225,376)	$396,452	$533,661	$(252,857)	$280,804
During the three months ended March 26, 2016, the Company determined that the carrying values of certain DSA intangible assets were not recoverable and recorded an impairment charge of $1.9 million, which was included in costs of services provided (excluding amortization of intangible assets).
7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-Term Debt
Long-term debt, net consists of the following:

	September 24, 2016	December 26, 2015
	(in thousands)
Term loans	$641,875	$390,000
Revolving credit facility	596,329	446,041
Other long-term debt	197	193
Total debt	1,238,401	836,234
Less: current portion of long-term debt	(24,572)	(15,193)
Long-term debt	1,213,829	821,041
Debt discount and debt issuance costs	(8,139)	(6,805)
Long-term debt, net	$1,205,690	$814,236
As of September 24, 2016 and December 26, 2015, the weighted average interest rate on the Company’s debt was 1.95% and 1.33%, respectively.
In April 2015, the Company amended and restated the $970M Credit Facility, creating a $1.3 billion facility ($1.3B Credit Facility) that provided for a $400.0 million term loan and a $900.0 million multi-currency revolving facility. The interest rates applicable to term loans and revolving loans under the Company’s $1.3B Credit Facility were, at the Company’s option, equal to either the alternate base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.5% or (3) the one-month adjusted LIBOR rate plus 1%), or the adjusted LIBOR rate plus an interest rate margin based upon the Company’s leverage ratio.
On March 30, 2016, the Company amended and restated its $1.3B credit facility creating a $1.65 billion credit facility ($1.65B Credit Facility) which (1) extends the maturity date for the credit facility and (2) makes certain other amendments in connection with the Company’s acquisition of WIL Research. The amendment was accounted for as a debt modification with a partial extinguishment of debt. In connection with the transaction, the Company has capitalized approximately $3.3 million and expensed approximately $1.4 million of debt issuance costs.
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
The $1.65B Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company’s business and negative and affirmative covenants. These covenants include (1) maintenance of a ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 3.50 to 1.0  as well as (2) maintenance of a ratio of consolidated indebtedness to consolidated EBITDA for any period of four consecutive fiscal quarters, of no more than 4.25 to 1.0 with step downs to 3.50 to 1.0 by the last day of the three months ended December 30, 2017. As of September 24, 2016, the Company was compliant with all covenants.
The obligations of the Company under the $1.65B Credit Facility are collateralized by substantially all of the assets of the Company.
Letters of Credit
As of September 24, 2016 and December 26, 2015, the Company had $5.1 million and $4.9 million in outstanding letters of credit, respectively.
Capital Lease Obligations
The Company’s capital lease obligations amounted to $28.9 million and $33.6 million as of September 24, 2016 and December 26, 2015, respectively.
8. EQUITY
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
	(in thousands)
Numerator:
Income from continuing operations, net of income taxes	$37,691	$37,901	$110,811	$118,774
Income (loss) from discontinued operations, net of income taxes	342	(34)	328	(48)
Less: Net income attributable to noncontrolling interests	298	488	1,054	1,297
Net income attributable to common shareholders	$37,735	$37,379	$110,085	$117,429

Denominator:
Weighted-average shares outstanding - Basic	47,160	46,290	46,954	46,572
Effect of dilutive securities:
Stock options, restricted stock units, performance share units and restricted stock	874	955	884	1,012
Weighted-average shares outstanding - Diluted	48,034	47,245	47,838	47,584
Options to purchase approximately 0.6 million and 0.5 million shares for the three months ended September 24, 2016 and September 26, 2015, respectively, as well as an insignificant number of restricted stock, restricted stock units (RSUs), and performance share units (PSUs), were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase approximately 0.9 million and 0.5 million shares for the nine months ended September 24, 2016 and September 26, 2015, respectively, as well as an insignificant number of restricted stock, RSUs, and PSUs, were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted average shares outstanding for both the nine months ended September 24, 2016 and September 26, 2015 excluded the impact of approximately 1.1 million shares of non-vested restricted stock and restricted stock units.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Treasury Shares
During the nine months ended September 24, 2016, the Company did not repurchase any shares under its authorized stock repurchase program. The Company repurchased approximately 1.5 million shares for $108.8 million in the nine months ended September 26, 2015. As of September 24, 2016, the Company had $69.7 million remaining on the authorized stock repurchase program. The Company’s stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, RSUs, and PSUs in order to satisfy individual minimum statutory tax withholding requirements. During the nine months ended September 24, 2016 and September 26, 2015, the Company acquired approximately 0.2 million shares for $12.2 million and approximately 0.1 million shares for $8.7 million, respectively.
Accumulated Other Comprehensive Income
Changes to each component of accumulated other comprehensive income, net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 26, 2015	$(82,977)	$(52,571)	$(135,548)
Other comprehensive loss before reclassifications	(31,735)	—	(31,735)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,961	1,961
Net current period other comprehensive income	(31,735)	1,961	(29,774)
Income tax expense	—	424	424
September 24, 2016	$(114,712)	$(51,034)	$(165,746)
Foreign currency translation and other includes an insignificant amount of unrealized gains (losses) on available-for-sale marketable securities.
Nonredeemable Noncontrolling Interests
The Company has investments in several entities whose financial results are consolidated in the Company’s financial statements, as it has a controlling financial interest in these entities. The interests of the respective noncontrolling parties in these entities have been recorded as noncontrolling interests. The activity within the nonredeemable noncontrolling interests was insignificant during the three and nine months ended September 24, 2016 and September 26, 2015.
9. INCOME TAXES
The Company’s effective tax rate for the three months ended September 24, 2016 and September 26, 2015 was 29.2% and 28.7%, respectively. The Company’s effective tax rate was 30.4% and 18.3% for the nine months ended September 24, 2016 and September 26, 2015, respectively. For the three months ended September 24, 2016, the increase was primarily attributable to the accrual of withholding taxes in order to access cash from the Company’s Canadian and Chinese operations for use outside of the U.S. and an unbenefited loss due to a site closure, offset by a $1.4 million tax benefit as a result of an enacted U.K. tax law change and favorability from the amount and mix of earnings. For the nine months ended September 24, 2016, the increase reflects the items above as well as a prior year reduction in unrecognized tax benefits and related interest of $10.4 million due to the expiration of the statute of limitations associated with pre-acquisition tax positions on forgiveness of debt and a prior year non-taxable bargain purchase gain of $9.9 million associated with the acquisition of Sunrise.
During the three months ended September 24, 2016, the Company’s unrecognized tax benefits increased by $0.2 million to $25.5 million, primarily due to an additional quarter of Canadian Scientific Research and Experimental Development credit reserves offset by the expiration of the statute of limitations on federal reserves. The amount of unrecognized income tax benefits that would impact the effective tax rate stayed constant at $22.2 million. The amount of accrued interest and penalties on unrecognized tax benefits was $1.6 million and $0.2 million, respectively, at September 24, 2016. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by up to $3.5 million over the next twelve-month period, primarily as a result of the outcome of a pending tax ruling and competent authority proceedings.
The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits in jurisdictions including the U.S., U.K., China, Japan, France, Germany, and Canada. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2013.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company and certain of its subsidiaries have ongoing tax controversies with various tax authorities in the U.S., Canada, China, and France. The Company does not believe that resolution of these controversies will have a material impact on its financial position or results of operations.
In accordance with the Company’s policy, the remaining undistributed earnings of its non-U.S. subsidiaries remain indefinitely reinvested as of September 24, 2016, as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.
Income tax expense related to change in unrecognized pension gains, losses, and prior service costs was $0.1 million and $0.2 million for the three months ended September 24, 2016 and September 26, 2015, respectively. Income tax expense related to changes in unrecognized pension gains, losses, and prior service costs was $0.4 million and $0.7 million for the nine months ended September 24, 2016 and September 26, 2015, respectively.
10. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The following table provides the components of net periodic cost for the Company’s pension plans for the three months ended September 24, 2016 and September 26, 2015:

	Pension Plans
	September 24, 2016	September 26, 2015
	(in thousands)
Service cost	$655	$1,149
Interest cost	2,773	3,335
Expected return on plan assets	(3,038)	(4,383)
Amortization of prior service benefit	(142)	(150)
Amortization of net loss	503	845
Settlements	788	—
Net periodic cost	$1,539	$796
The following table provides the components of net periodic cost for the Company’s pension plans for the nine months ended September 24, 2016 and September 26, 2015:

	Pension Plans
	September 24, 2016	September 26, 2015
	(in thousands)
Service cost	$1,848	$3,448
Interest cost	9,357	10,006
Expected return on plan assets	(11,028)	(13,147)
Amortization of prior service benefit	(430)	(451)
Amortization of net loss	1,594	2,636
Settlements	788	—
Net periodic cost	$2,129	$2,492
The net periodic cost for the Company’s post-retirement benefit plan for the three and nine months ended September 24, 2016 and September 26, 2015 was insignificant.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock, RSUs, and PSUs.
The following table provides stock-based compensation by the financial statement line item in which it is reflected:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
	(in thousands)
Cost of revenue	$1,608	$1,670	$4,957	$4,959
Selling, general and administrative	8,992	8,806	27,690	25,390
Stock-based compensation, before income taxes	10,600	10,476	32,647	30,349
Provision for income taxes	(3,785)	(3,733)	(11,653)	(10,737)
Stock-based compensation, net of income taxes	$6,815	$6,743	$20,994	$19,612
During the nine months ended September 24, 2016, the Company issued approximately 0.6 million stock options with a per share weighted average grant date fair value of $15.12, approximately 0.2 million RSUs with a per share weighted average grant date fair value of $75.13, and approximately 0.2 million PSUs with a per share weighted average grant date fair value of $79.81. The maximum number of common shares to be issued upon vesting of PSUs granted during the nine months ended September 24, 2016 is approximately 0.4 million.
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
No foreign currency contracts were open as of September 24, 2016.
The following table summarizes gains recognized on foreign exchange forward contracts related to intercompany loans denominated in British Pounds and Euros on the Company’s consolidated statement of income:

	Three Months Ended		Nine Months Ended
Location of Gain (Loss)	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
	(in thousands)
Other income (expense), net	$—	$(3,194)	$3,373	$(3,194)
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In July 2015, IDEXX Laboratories, Inc. and IDEXX Distribution, Inc. (collectively, IDEXX) filed a complaint in the United States District Court for the District of Delaware alleging the Company has infringed three recently issued patents related to a blood spot sample collection method used in determining the presence or absence of an infectious disease in a population of rodents.  On September 21, 2015, the Company timely filed a motion to dismiss the complaint on the grounds that all of the claims are directed to unpatentable subject matter and therefore are invalid.  On October 7, 2015, IDEXX filed an amended complaint, which substantially asserted the same patents and infringement allegations as asserted in the original complaint, and on October 26, 2015, the Company timely filed a motion to dismiss this amended complaint.  The hearing on the motion to dismiss was held on January 12, 2016. On July 1, 2016, the Court issued an opinion denying the motion to dismiss. The Company filed its answer to the complaint on July 21, 2016. In addition, on July 29, 2016, the Company initiated an inter partes review (IPR) procedure with the United States Patent and Trademark Office challenging the validity of the IDEXX patents. While no prediction may be made as to the outcome of litigation or the IPR, the Company intends to defend against this proceeding vigorously and therefore an estimate of the possible loss or range of loss cannot be made.
In May 2013, the Company commenced an investigation into inaccurate billing with respect to certain government contracts. The Company promptly reported these matters to the relevant government contracting officers, the Department of Health and Human Services’ Office of the Inspector General, and the Department of Justice, and the Company is cooperating with these agencies to ensure the proper repayment and resolution of this matter. The Company previously identified approximately $1.5 million of excess amounts billed on these contracts since January 1, 2007, and recorded a liability for such amount.  Based on its ongoing discussions with the government, the Company has recorded an additional charge of $0.3 million during the three months ended September 24, 2016. The Company’s best estimate, which totals $1.8 million, may be subject to change based on the terms of any final settlement with the Department of Justice and the Department of Health and Human Services’ Office of the Inspector General.
Lease Commitments
During the nine months ended September 24, 2016, the Company assumed or entered into new lease agreements or exercised options to extend the lease terms for certain existing leases. As a result, the Company’s lease obligations through September 24, 2016 increased by $22.5 million.
14. SEGMENT INFORMATION
The Company revised the composition of its reportable segments during the three months ended June 25, 2016. See Note 1, “Basis of Presentation.” The Company reported segment results on this basis retrospectively for all comparable prior periods presented.
The following table presents revenue and other financial information by reportable segment:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
	(in thousands)
RMS
Revenue	$120,928	$117,894	$369,325	$356,570
Operating income	31,224	31,427	103,055	93,581
Depreciation and amortization	5,245	5,279	15,613	16,590
Capital expenditures	2,532	3,022	5,966	12,111
DSA
Revenue	$215,817	$158,272	$594,859	$451,659
Operating income	31,303	33,191	94,514	84,856
Depreciation and amortization	20,671	11,509	51,228	35,060
Capital expenditures	4,509	4,277	13,860	13,756
Manufacturing
Revenue	$88,975	$73,299	$250,459	$201,223
Operating income	26,711	18,491	73,447	55,872
Depreciation and amortization	6,181	5,179	18,682	12,156
Capital expenditures	1,862	2,139	8,247	5,475

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended September 24, 2016 and September 26, 2015, reconciliations of segment operating income, depreciation and amortization, and capital expenditures to the respective consolidated amounts are as follows:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
	(in thousands)
Total reportable segments	$89,238	$83,109	$32,097	$21,967	$8,903	$9,438
Unallocated corporate	(30,443)	(27,669)	2,011	1,847	665	1,014
Total consolidated	$58,795	$55,440	$34,108	$23,814	$9,568	$10,452
For the nine months ended September 24, 2016 and September 26, 2015, reconciliations of segment operating income, depreciation and amortization, and capital expenditures to the respective consolidated amounts are as follows:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
	(in thousands)
Total reportable segments	$271,016	$234,309	$85,523	$63,806	$28,073	$31,342
Unallocated corporate	(102,688)	(80,129)	5,593	5,524	1,536	3,666
Total consolidated	$168,328	$154,180	$91,116	$69,330	$29,609	$35,008
Revenue for each significant product or service offering is as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
	(in thousands)
RMS	$120,928	$117,894	$369,325	$356,570
DSA	215,817	158,272	594,859	451,659
Manufacturing	88,975	73,299	250,459	201,223
Total revenue	$425,720	$349,465	$1,214,643	$1,009,452
A summary of unallocated corporate expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
	(in thousands)
Stock-based compensation	$6,739	$6,802	$20,593	$19,501
Compensation, benefits, and other employee-related expenses	9,048	6,821	29,327	24,751
External consulting and other service expenses	4,545	4,280	16,377	11,051
Information Technology	2,903	2,618	8,399	6,167
Depreciation	2,011	1,847	5,593	5,524
Acquisition and integration	2,033	3,478	13,056	7,072
Other general unallocated corporate	3,164	1,823	9,343	6,063
Total unallocated corporate expense	$30,443	$27,669	$102,688	$80,129
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
Overview
We are a full service, early-stage contract research organization (CRO). For nearly 70 years, we have been in the business of providing the research models required in research and development of new drugs, devices and therapies. Over this time, we have built upon our original core competency of laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of discovery and safety assessment services, both Good Laboratory Practice (GLP) and non-GLP, that are able to support our clients from target identification through nonclinical development. We also provide a suite of products and services to support our clients’ manufacturing activities. Utilizing our broad portfolio of products and services enables our clients to create a more flexible drug development model, which reduces their costs, enhances their productivity and effectiveness, and increases speed to market.
Acquisitions
We continue to make a number of strategic acquisitions designed to expand our portfolio of services. Our 2016 acquisitions include:

•
On April 4, 2016, we acquired WRH, Inc. (WIL Research), a provider of safety assessment and contract development and manufacturing (CDMO) services to biopharmaceutical and agricultural and industrial chemical companies worldwide. The acquisition enhanced our position as a leading global early-stage CRO by strengthening our ability to partner with clients across the drug discovery and development continuum. The purchase price for WIL Research was approximately $604.8 million, including assumed liabilities of $0.4 million, and was funded by cash on hand and borrowings on our amended credit facility.

•
On June 27, 2016, we acquired Blue Stream Laboratories, Inc. (Blue Stream), an analytical CRO supporting the development of complex biologics and biosimilars. Combining Blue Stream with our existing discovery, safety assessment, and biologics capabilities creates a leading provider with the ability to support biologic and biosimilar development from characterization through clinical testing and commercialization. The preliminary purchase price for Blue Stream was approximately $11.7 million in cash, including $3.0 million in contingent consideration, and is subject to certain customary adjustments. The acquisition was funded by borrowings on our revolving credit facility.

•
On September 28, 2016, we acquired Agilux Laboratories, Inc. (Agilux), a CRO that provides a suite of integrated discovery small and large molecule bioanalytical services, drug metabolism and pharmacokinetic (DMPK) services, and pharmacology services. The acquisition supports our strategy to offer clients a broader, integrated portfolio that provides services continuously from the earliest stages of drug research through the nonclinical development process. The preliminary purchase price for Agilux was approximately $64.0 million in cash, which is subject to certain customary adjustments, and was funded by borrowings on our revolving credit facility.

Segment Reporting
We report our performance in three reportable segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Support (Manufacturing).
During the three months ended June 25, 2016, we acquired WIL Research. WIL Research’s safety assessment business is reported in our DSA reportable segment and its CDMO business created a new operating segment, Contract Manufacturing, that is reported as part of our Manufacturing reportable segment. In addition, changes in our market strategy for certain services and resulting information provided to our Chief Operating Decision Maker, totaling $1.9 million of revenue and $0.2 million of operating income for the nine months ended September 26, 2015, were reclassified from our RMS reportable segment to our Manufacturing reportable segment. We reported segment results on this basis for all periods presented.

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
Results of Operations
Three Months Ended September 24, 2016 Compared to the Three Months Ended September 26, 2015
Revenue

	Three Months Ended
	September 24, 2016	September 26, 2015	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$120.9	$117.9	$3.0	2.6%	0.5%
DSA	215.8	158.3	57.5	36.4%	(3.4)%
Manufacturing	89.0	73.3	15.7	21.4%	(0.4)%
Total revenue	$425.7	$349.5	$76.2	21.8%	(1.5)%
Revenue for the three months ended September 24, 2016 increased $76.2 million, or 21.8%, compared to the corresponding period in 2015. The negative effect of changes in foreign currency exchange rates decreased revenue by $5.2 million, or 1.5%, when compared to the corresponding period in 2015.
RMS revenue increased by $3.0 million due to higher research model services revenue, higher research model revenue in Asia and the positive effect of changes in foreign currency exchange rates; partially offset by lower research model revenue in Europe.
DSA revenue increased $57.5 million due to higher revenue in the Safety Assessment business, primarily as a result of the WIL Research acquisition that contributed $53.6 million to revenue growth, as well as increased study volume, mix of services, and pricing in our legacy business; and an increase of $1.8 million in revenue from Discovery Service’s acquisition of Oncotest; partially offset by lower Discovery Services revenue in our legacy business due primarily to softer demand from global clients; and the negative effect of changes in foreign currency exchange rates.
Manufacturing revenue increased $15.7 million due primarily to higher revenue in the Microbial Solutions business, which includes the Celsis acquisition that contributed $2.0 million to revenue growth; higher revenue in the Biologics business, which includes the Blue Stream acquisition that contributed $1.8 million to revenue growth, and Contract Manufacturing revenue related to the CDMO services of WIL Research acquired in April 2016 that contributed $3.8 million to revenue growth.
Service revenue for the three months ended September 24, 2016 was $292.8 million, an increase of $70.3 million, or 31.6%, compared to $222.5 million in the corresponding period in 2015. The increase in service revenue was due to higher revenue in the Safety Assessment business, primarily as a result of the WIL Research acquisition that contributed $53.6 million to service revenue growth, as well as increased study volume, mix of services, and pricing in our legacy business; higher revenue in the Biologics business, which includes the Blue Stream acquisition that contributed $1.8 million to revenue growth; Contract Manufacturing revenue related to the CDMO services of WIL Research acquired in April 2016 that contributed $3.8 million to revenue growth; an increase of $1.8 million in revenue from Discovery Services’ acquisition of Oncotest; and higher research model services revenue; partially offset by lower Discovery Services revenue in our legacy business due primarily to softer demand from global clients; and the negative effect of changes in foreign currency exchange rates. Product revenue for the three months ended September 24, 2016 was $132.9 million, an increase of $5.9 million, or 4.7%, compared to $127.0 million in the corresponding period in 2015. The increase was due to higher revenue in the Microbial Solutions business, which includes the Celsis acquisition that contributed $1.9 million to product revenue growth; and higher research model revenue in Asia; partially offset by lower research model revenue in Europe.
Cost of Services Provided and Products Sold (Excluding Amortization of Intangible Assets)

	Three Months Ended
	September 24, 2016	September 26, 2015	$ change	% change
	(in millions, except percentages)
RMS	$73.0	$70.2	$2.8	4.0%
DSA	152.5	104.6	47.9	45.9%
Manufacturing	44.0	36.6	7.4	19.9%
Total cost of services provided and products sold (excluding amortization of intangible assets)	$269.5	$211.4	$58.1	27.5%
Cost of services provided and products sold (excluding amortization of intangibles assets) (Costs) for the three months ended September 24, 2016 increased $58.1 million, or 27.5%, compared to the corresponding period in 2015. Costs as a percentage of revenue for the three months ended September 24, 2016 were 63.3%, which was consistent with the corresponding period in 2015.
RMS Costs increased $2.8 million due primarily to the growth of the business. RMS Costs as a percentage of revenue for the three months ended September 24, 2016 were 60.4%, an increase of 0.9%, from 59.5% for the corresponding period in 2015.
DSA Costs increased $47.9 million due primarily to an increase in Safety Assessment Costs, which included a higher cost base due to the acquisition of WIL Research and the growth of the legacy business, and the negative effect of changes in foreign currency exchange rates; partially offset by a decrease in Discovery Services Costs. DSA Costs as a percentage of revenue for the three months ended September 24, 2016 were 70.7%, an increase of 4.6%, from 66.1% for the corresponding period in 2015.
Manufacturing Costs increased $7.4 million due primarily to an increase in Biologics Costs resulting from the growth of the business and the Blue Stream acquisition; an increase in Contract Manufacturing Costs related to the acquisition of WIL Research; and an increase in Microbial Solutions Costs resulting from the Celsis acquisition. Manufacturing Costs as a percentage of revenue for the three months ended September 24, 2016 were 49.4%, a decrease of 0.6%, from 50.0% for the corresponding period in 2015.
Costs of services provided for the three months ended September 24, 2016 were $200.1 million, an increase of $54.9 million, or 37.9%, compared to $145.2 million for the corresponding period in 2015. The increase was due to higher Safety Assessment Costs, which included a higher cost base due to the acquisition of WIL Research and the growth in our legacy business; higher Biologics Costs, which included a higher cost base due to the Blue Stream acquisition; an increase in Contract Manufacturing Costs related to the CDMO services of WIL Research acquired in April 2016; and increased research model services revenue; partially offset by lower Discovery Services Costs. Costs of products sold for the three months ended September 24, 2016 were $69.3 million, an increase of $3.1 million, or 4.7%, compared to $66.2 million for the corresponding period in 2015. The increase was due primarily to higher Microbial Solutions Costs as a result of the acquisition of the Celsis business.

Selling, General and Administrative Expenses

	Three Months Ended
	September 24, 2016	September 26, 2015	$ change	% change
	(in millions, except percentages)
RMS	$16.1	$15.5	$0.6	3.8%
DSA	23.5	17.1	6.4	36.8%
Manufacturing	15.7	16.0	(0.3)	(1.6)%
Unallocated corporate	30.4	27.6	2.8	10.0%
Total selling, general and administrative	$85.7	$76.2	$9.5	12.4%
Selling, general and administrative expenses (SG&A) for three months ended September 24, 2016 increased $9.5 million, or 12.4%, compared to the corresponding period in 2015. SG&A as a percentage of revenue for the three months ended September 24, 2016 was 20.1%, a decrease of 1.7%, from 21.8% for the corresponding period in 2015.
The increase in RMS SG&A of $0.6 million was related to an increase of $0.6 million in external consulting and other service expenses; an increase of $0.5 million in costs associated with the evaluation and integration of acquisitions; an increase of $0.2 million in bad debt reserves; and an increase of $0.2 million in other expenses; partially offset by a decrease of $0.5 million in severance expense; and a decrease $0.4 million in compensation, benefits, and other employee-related expenses. RMS SG&A as a percentage of revenue for the three months ended September 24, 2016 was 13.3%, which was consistent with the corresponding period in 2015.
The increase in DSA SG&A of $6.4 million was related to an increase of $3.5 million in compensation, benefits, and other employee-related expenses; an increase of $1.7 million in operating expenses, including information technology infrastructure and facility expenses; an increase of $1.3 million in costs associated with the evaluation and integration of acquisitions; an increase of $0.7 million in depreciation expense; and an increase of $0.3 million in external consulting and other service expenses; partially offset by a decrease of $0.5 million in bad debt reserves; a decrease of $0.2 million in severance expense; and a decrease of $0.4 million in other expenses. DSA SG&A as a percentage of revenue for the three months ended September 24, 2016 was 10.9%, which was consistent with the corresponding period in 2015.
The decrease in Manufacturing SG&A of $0.3 million was related to a decrease of $1.0 million in severance expense; a decrease of $0.2 million in operating expenses, including information technology infrastructure and facility expenses; and a decrease of $0.5 million in other expenses; partially offset by an increase of $1.0 million in compensation, benefits, and other employee-related expenses; an increase of $0.2 million in external consulting and other service expenses; and an increase of $0.2 million in stock-based compensation. Manufacturing SG&A as a percentage of revenue for the three months ended September 24, 2016 was 17.6%, a decrease of 4.1%, from 21.7% for the corresponding period in 2015.
The increase in unallocated corporate SG&A of $2.8 million was related to an increase of $2.2 million in compensation, benefits, and other employee-related expenses; an increase of $0.3 million in information technology expenses; an increase of $0.3 million in external consulting and other service expenses; an increase of $0.2 million in depreciation expense; and an increase of $1.1 million in other expenses; partially offset by a decrease of $1.3 million in costs associated with the evaluation and integration of acquisitions.
Amortization of Intangible Assets Amortization of intangibles for the three months ended September 24, 2016 was $11.8 million, an increase of $5.4 million, or 84.5%, from $6.4 million for the corresponding period in 2015, due primarily to certain intangibles acquired in connection with the Blue Stream, WIL Research, Celsis and Oncotest acquisitions.
Interest Income Interest income, which represents earnings on held cash, cash equivalents, and time deposits, was $0.5 million for the three months ended September 24, 2016, an increase of $0.3 million, or 195.5%, compared to $0.2 million for the corresponding period in 2015.
Interest Expense Interest expense for the three months ended September 24, 2016 was $7.1 million, an increase of $3.2 million, or 83.8%, compared to $3.9 million for the corresponding period in 2015. The increase was due primarily to higher average balances outstanding and higher average interest rates under our $1.65B Credit Facility as a result of additional borrowings related to business acquisitions.
Other Income (Expense), Net Other income (expense), net was a net other income of $1.0 million for the three months ended September 24, 2016, a decrease of $0.4 million, or 26.8%, compared to a net other income of $1.4 million for the corresponding period in 2015. The decrease in other income (expense), net was driven by a decrease of $2.8 million in gains on our venture capital investments accounted for under the equity method and a $1.5 million charge recorded in connection with the modification of the option to purchase the remaining 13% equity interest in Vital River; partially offset by a higher net gain of $2.9 million on life insurance policy investments; a $0.7 million gain on remeasurement of previously held equity interest in an entity acquired in a step acquisition, and other activity of $0.3 million.
Income Taxes Income tax expense for the three months ended September 24, 2016 was $15.6 million, an increase of $0.3 million compared to $15.3 million for the corresponding period in 2015. Our effective tax rate was 29.2% for the three months ended September 24, 2016, compared to 28.7% for the corresponding period in 2015. The increase was primarily attributable to the accrual of withholding taxes in order to access cash from our Canadian and Chinese operations for use outside of the U.S. and an unbenefited loss due to a site closure, offset by a $1.4 million tax benefit as a result of an enacted United Kingdom (U.K.) tax law change and favorability from the amount and mix of earnings.
Nine Months Ended September 24, 2016 Compared to the Nine Months Ended September 26, 2015
Revenue

	Nine Months Ended
	September 24, 2016	September 26, 2015	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$369.3	$356.6	$12.7	3.6%	—%
DSA	594.8	451.7	143.1	31.7%	(2.3)%
Manufacturing	250.5	201.2	49.3	24.5%	(0.6)%
Total revenue	$1,214.6	$1,009.5	$205.1	20.3%	(1.2)%
Revenue for the nine months ended September 24, 2016 increased $205.1 million, or 20.3%, compared to the corresponding period in 2015. The negative effect of changes in foreign currency exchange rates decreased revenue by $11.6 million, or 1.2%, when compared to the corresponding period in 2015.
RMS revenue increased by $12.7 million due to higher research model services revenue and higher research model revenue in North America and Asia, partially offset by lower research model revenue in Europe.
DSA revenue increased $143.1 million due to higher revenue in the Safety Assessment business, primarily as a result of the WIL Research acquisition that contributed $105.0 million to revenue growth and increased study volume, mix of services, and pricing in our legacy business; and higher revenue in the Discovery Services business, primarily as a result of the Oncotest acquisition that contributed $6.9 million to revenue growth; partially offset by the negative effect of changes in foreign currency exchange rates.
Manufacturing revenue increased $49.3 million due to higher revenue in the Microbial Solutions business, which includes the Celsis acquisition that contributed $16.3 million to revenue growth, higher revenue in the Biologics business, which includes the Blue Stream acquisition that contributed $1.8 million to revenue growth; higher revenue in the Avian business, which includes the Sunrise business that contributed $4.1 million to revenue growth; and Contract Manufacturing revenue related to the CDMO services of WIL Research acquired in April 2016 that contributed $7.6 million to revenue growth; partially offset by the negative effect of changes in foreign currency exchange rates.
Service revenue for the nine months ended September 24, 2016 was $806.4 million, an increase of $172.7 million, or 27.3%, compared to $633.7 million in the corresponding period in 2015. The increase in service revenue was due to higher revenue in the Safety Assessment business, primarily as a result of the WIL Research acquisition that contributed $105.0 million to service revenue growth and increased study volume, mix of services, and pricing in our legacy business; higher revenue in the Discovery Services business, which included the acquisition of Oncotest that contributed $6.9 million to service revenue; Contract Manufacturing revenue related to the CDMO services of WIL Research acquired in April 2016 that contributed $7.6 million to revenue growth; higher revenue in the Biologics business, which includes the Blue Stream acquisition that contributed $1.8 million to revenue growth, and higher research model services revenue; partially offset by the negative effect of changes in foreign currency exchange rates. Product revenue for the nine months ended September 24, 2016 was $408.2 million, an increase of $32.4 million, or 8.6%, compared to $375.8 million in the corresponding period in 2015. The increase was due to higher revenue in the Microbial Solutions and Avian businesses, which included the acquisitions of Celsis and Sunrise, respectively, which contributed $19.9 million to product revenue growth; and higher research model revenue in North America and Asia, partially offset by lower research model revenue in Europe.

Cost of Services Provided and Products Sold (Excluding Amortization of Intangible Assets)

	Nine Months Ended
	September 24, 2016	September 26, 2015	$ change	% change
	(in millions, except percentages)
RMS	$217.3	$213.7	$3.6	1.7%
DSA	409.8	305.0	104.8	34.4%
Manufacturing	120.8	100.2	20.6	20.5%
Total cost of services provided and products sold (excluding amortization of intangible assets)	$747.9	$618.9	$129.0	20.8%
Costs for the nine months ended September 24, 2016 increased $129.0 million, or 20.8%, compared to the corresponding period in 2015. Costs as a percentage of revenue for the nine months ended September 24, 2016 were 61.6%, an increase of 0.3%, from 61.3% for the corresponding period in 2015.
RMS Costs increased $3.6 million due primarily to the growth of the business, partially offset by cost savings achieved as a result of our efficiency initiatives and reduced severance expenses. RMS Costs as a percentage of revenue for the nine months ended September 24, 2016 were 58.8%, a decrease of 1.1%, from 59.9% for the corresponding period in 2015.
DSA Costs increased $104.8 million due primarily to an increase in Safety Assessment Costs, which included a higher cost base due to the acquisition of WIL Research and the growth of our legacy business, a charge of $1.9 million related to an impairment of certain intangibles, and the negative effect of changes in foreign currency exchange rates. DSA Costs as a percentage of revenue for the nine months ended September 24, 2016 were 68.9%, an increase of 1.4%, from 67.5% for the corresponding period in 2015, primarily due to improved operating leverage as a result of increased study volume in our legacy Safety Assessment business.
Manufacturing Costs increased $20.6 million due primarily to an increase in Microbial Solutions Costs resulting from the Celsis acquisition; an increase in Contract Manufacturing Costs related to the acquisition of WIL Research; higher Biologics Costs resulting from the acquisition of Blue Stream and from the growth of the business; and an increase in Avian Costs, primarily due to the acquisition of Sunrise. Manufacturing Costs as a percentage of revenue for the nine months ended September 24, 2016 were 48.2%, a decrease of 1.6%, from 49.8% for the corresponding period in 2015.
Costs of services provided for the nine months ended September 24, 2016 were $543.6 million, an increase of $118.0 million, or 27.7%, compared to $425.6 million for the corresponding period in 2015. The increase was due to higher Safety Assessment Costs, which included a higher cost base due to the acquisition of WIL Research and the growth in our legacy business; higher Biologics Costs resulting from the acquisition of Blue Stream and from the growth in our legacy business; Contract Manufacturing Costs related to the acquisition of CDMO services of WIL Research; a charge of $1.9 million related to an impairment of certain intangibles; increased research model services revenue; and the negative effect of changes in foreign currency exchange rates. Costs of products sold for the nine months ended September 24, 2016 were $204.3 million, an increase of $11.0 million, or 5.7%, compared to $193.3 million for the corresponding period in 2015. The increase was due to higher Microbial Solutions Costs as a result of acquisitions of Celsis and Sunrise, partially offset by savings associated with global efficiency initiatives.
Selling, General and Administrative Expenses

	Nine Months Ended
	September 24, 2016	September 26, 2015	$ change	% change
	(in millions, except percentages)
RMS	$47.2	$47.0	$0.2	0.5%
DSA	71.5	51.2	20.3	39.7%
Manufacturing	47.7	40.7	7.0	17.2%
Unallocated corporate	102.7	80.1	22.6	28.2%
Total selling, general and administrative	$269.1	$219.0	$50.1	22.9%
SG&A for nine months ended September 24, 2016 increased $50.1 million, or 22.9%, compared to the corresponding period in 2015. SG&A as a percentage of revenue for the nine months ended September 24, 2016 was 22.2%, an increase of 0.5%, from 21.7% for the corresponding period in 2015.

The increase in RMS SG&A of $0.2 million was related to an increase of $1.0 million in external consulting and other service expense; an increase of $0.5 million in costs associated with the evaluation and integration of acquisitions; and an increase of $0.2 million in compensation, benefits, and other employee-related expenses; partially offset by a decrease of $0.9 million in severance expense; and a decrease of $0.6 million other expenses. RMS SG&A as a percentage of revenue for the nine months ended September 24, 2016 was 12.8%, a decrease of 0.4%, from 13.2% for the corresponding period in 2015.
The increase in DSA SG&A of $20.3 million was related to an increase of $8.8 million in compensation, benefits, and other employee-related expenses; an increase of $4.3 million in costs associated with the evaluation and integration of acquisitions; an increase of $3.6 million in operating expenses, including information technology infrastructure and facility expenses; an increase of $3.1 million in severance expense; an increase of $1.2 million in external consulting and other service expenses; an increase of $0.7 million in stock-based compensation expense; and an increase of $0.7 million in depreciation expense; partially offset by a decrease of $1.8 million in bad debt reserves and a decrease of $0.3 million in other expenses. DSA SG&A as a percentage of revenue for the nine months ended September 24, 2016 was 12.0%, an increase of 0.7%, from 11.3% for the corresponding period in 2015.
The increase in Manufacturing SG&A of $7.0 million was related to an increase of $4.5 million in compensation, benefits, and other employee-related expenses; an increase of $1.4 million in external consulting and other service expenses; an increase of $0.6 million in costs associated with the evaluation and integration of acquisitions; an increase of $0.5 million in stock-based compensation; an increase of $0.4 million in operating expenses, including information technology infrastructure and facility expenses; an increase of $0.2 million in depreciation expense; an increase of $0.2 million in bad debt reserve, and an increase of $0.4 million in other expenses; partially offset by a decrease of $1.2 million in severance expense. Manufacturing SG&A as a percentage of revenue for the nine months ended September 24, 2016 was 19.0%, a decrease of 1.2%, from 20.2% for the corresponding period in 2015.
The increase in unallocated corporate SG&A of $22.6 million was related to an increase of $6.0 million in costs associated with the evaluation and integration of acquisitions; an increase of $5.3 million in external consulting and other service expenses; an increase of $4.6 million in compensation, benefits, and other employee-related expenses; an increase of $2.2 million in information technology expenses; an increase of $1.1 million in stock-based compensation, and an increase of $3.4 million in other expenses.
Amortization of Intangible Assets Amortization of intangibles for the nine months ended September 24, 2016 was $29.4 million, an increase of $12.0 million, or 69.1%, from $17.4 million for the corresponding period in 2015, due primarily to certain intangibles acquired in connection with the Blue Stream, WIL Research, Oncotest, Celsis, and Sunrise acquisitions.
Interest Income Interest income, which represents earnings on held cash, cash equivalents, and time deposits, was $1.0 million for the nine months ended September 24, 2016, an increase of $0.2 million, or 33.0%, compared to $0.8 million for the corresponding period in 2015.
Interest Expense Interest expense for the nine months ended September 24, 2016 was $20.2 million, an increase of $8.9 million, or 79.5%, compared to $11.3 million for the corresponding period in 2015. The increase was primarily due to the write-off of a portion of debt issuance costs in connection with the modification of our $1.3B Credit Facility, a higher average debt balance outstanding as a result of business acquisitions, a higher average interest rate as a result of a higher leverage ratio, and an increased interest expense related to capital leases.
Other Income (Expense), Net Other income (expense), net was a net other income of $10.1 million for the nine months ended September 24, 2016, an increase of $8.4 million, or 475.1%, compared to a net other income of $1.7 million for the corresponding period in 2015. The increase in other income (expense), net was driven by the absence of an expense of $10.4 million due to a reversal of the indemnification asset associated with a previous acquisition in the corresponding period in 2015; an increase of $4.9 million in gains on our venture capital investments accounted for under the equity method, a higher net gain of $2.3 million on life insurance policy investments, a $0.7 million gain on remeasurement of previously held equity interest in an entity acquired in a step acquisition, and an increase of $1.5 million in other activity; partially offset by the absence of a bargain purchase gain of $9.9 million associated with the acquisition of Sunrise in May 2015 and a $1.5 million charge recorded in connection with the modification of the option to purchase the remaining 13% equity interest in Vital River.
Income Taxes Income tax expense for the nine months ended September 24, 2016 was $48.4 million, an increase of $21.7 million compared to $26.7 million for the corresponding period in 2015. Our effective tax rate was 30.4% for the nine months ended September 24, 2016, compared to 18.3% for the corresponding period in 2015. The increase was primarily attributable to the accrual of withholding taxes in order to access cash from our Canadian and Chinese operations for use outside of the U.S. and an unbenefited loss due to a site closure, offset by a $1.4 million tax benefit as a result of an enacted U.K. tax law change and favorability from the amount and mix of earnings. In addition, we recognized a reduction in unrecognized tax benefits and related interest of $10.4 million due to the expiration of the statute of limitations associated with pre-acquisition tax positions on the forgiveness of debt and a non-taxable bargain purchase gain of $9.9 million associated with the acquisition of Sunrise for the corresponding period in 2015.

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
The following table presents our cash, cash equivalents and investments:

	September 24, 2016	December 26, 2015
	(in millions)
Cash and cash equivalents:
Held in the U.S. entities	$7.9	$3.6
Held in non-U.S. entities	97.8	114.3
Total cash and cash equivalents	105.7	117.9
Investments:
Held in the U.S. entities	—	4.5
Held in non-U.S. entities	7.7	16.0
Total cash, cash equivalents and investments	$113.4	$138.4
Borrowings
In April 2015, we amended and restated our $970M Credit Facility, creating a $1.3 billion facility ($1.3B Credit Facility) that provided for a $400.0 million term loan facility and a $900.0 million multi-currency revolving facility. The term loan facility matures in 20 quarterly installments with the last installment due April 22, 2020. The revolving facility matures on April 22, 2020 and requires no scheduled payment before that date. The interest rates applicable to term loans and revolving loans under our credit agreement are, at our option, equal to either the alternate base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted LIBOR rate plus 1%), or the adjusted LIBOR rate plus an interest rate margin based upon our leverage ratio.
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
Amounts outstanding under the $1.65B Credit Facility were as follows:

	September 24, 2016	December 26, 2015
	(in millions)
Term loans	$641.9	$390.0
Revolving credit facility	596.3	446.0
Total	$1,238.2	$836.0
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
Repurchases of Common Stock
During the nine months ended September 24, 2016, we did not repurchase any shares under our authorized stock repurchase program. As of September 24, 2016, we had $69.7 million remaining on the authorized stock repurchase program. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual minimum statutory tax withholding requirements. During the nine months ended September 24, 2016, we acquired approximately 0.2 million shares for $12.2 million.

Cash Flows
The following table presents our net cash provided by operating activities:

	Nine Months Ended
	September 24, 2016	September 26, 2015
	(in millions)
Income from continuing operations	$110.8	$118.8
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities	121.3	85.0
Changes in operating assets and liabilities	(46.0)	(17.9)
Net cash provided by operating activities	$186.1	$185.9
Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our income from continuing operations for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, gains (losses) on venture capital investments, and gains on bargain purchases, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For the nine months ended September 24, 2016, compared to the nine months ended September 26, 2015, the increase in cash provided by operating activities was primarily driven by an increase in non-cash adjustments, primarily depreciation and amortization as well as stock-based compensation; partially offset by a decrease in income from continuing operations and a negative change in operating assets and liabilities. Our days sales outstanding, which includes deferred revenue as an offset to accounts receivable but is not adjusted for an allowance for doubtful accounts in the calculation, was 52 days as of September 24, 2016, compared to 51 days as of December 26, 2015.
The following table presents our net cash used in investing activities:

	Nine Months Ended
	September 24, 2016	September 26, 2015
	(in millions)
Acquisition of businesses and assets, net of cash acquired	$(597.6)	$(212.0)
Capital expenditures	(29.6)	(35.0)
Investments, net	8.0	(1.8)
Other, net	3.8	(0.2)
Net cash used in investing activities	$(615.4)	$(249.0)
The primary use of cash in investing activities in the nine months ended September 24, 2016 and September 26, 2015 was related to our acquisitions of Blue Stream in June 2016, WIL Research in April 2016, Celsis in July 2015, and Sunrise in May 2015, as well as capital expenditures.
The following table presents our net cash provided by (used in) financing activities:

	Nine Months Ended
	September 24, 2016	September 26, 2015
	(in millions)
Proceeds from long-term debt and revolving credit facility	$926.8	$453.8
Proceeds from exercises of stock options	21.6	36.6
Payments on long-term debt, capital lease obligation and revolving credit facility	(527.0)	(391.0)
Purchase of treasury stock	(12.2)	(117.4)
Other, net	5.0	6.6
Net cash provided by (used in) financing activities	$414.2	$(11.4)

For the nine months ended September 24, 2016, cash provided by financing activities reflected net borrowings of $399.8 million; proceeds from exercises of employee stock options of $21.6 million and other activity; partially offset by treasury stock purchases of $12.2 million due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual minimum statutory tax withholding requirements. For the nine months ended September 26, 2015, cash used by financing activities reflected treasury stock purchases of $117.4 million made primarily pursuant to our authorized stock repurchase program; partially offset by net borrowings of $62.8 million, proceeds from exercises of employee stock options of $36.6 million, and other activity.
Restructuring and Asset Impairments
Workforce Reductions
We periodically implement workforce reductions to improve operating efficiency at various sites. The following table presents severance and retention costs by reportable segment:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
	(in millions)
RMS	$0.6	$0.2	$0.6	$1.2
DSA	3.4	0.2	7.5	0.7
Manufacturing	—	1.0	—	1.3
Corporate	—	1.1	—	2.0
Total	$4.0	$2.5	$8.1	$5.2
During the three months ended September 24, 2016 and September 26, 2015, $3.9 million and $0.1 million of the severance and retention costs were recorded in cost of revenue and $0.1 million and $2.4 million were recorded in selling, general and administrative, respectively. During the nine months ended September 24, 2016 and September 26, 2015, $4.5 million and $0.7 million of the severance and retention costs were recorded in cost of revenue and $3.6 million and $4.5 million were recorded in selling, general and administrative, respectively.
Facilities
During the three months ended September 24, 2016, we commenced a consolidation of a small Safety Assessment facility in Ireland. As a result, we recorded an asset impairment charge of $4.3 million related to the consolidation plans.
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
Off-Balance Sheet Arrangements
As of September 24, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act, except as disclosed below.
Venture Capital Investments
We invest in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. Our total commitment to the funds as of September 24, 2016 was $80.6 million, of which we funded $35.3 million through September 24, 2016. Refer to Note 4, “Venture Capital Investments and Marketable Securities” for additional information.
Letters of Credit
Our off-balance sheet commitments related to our outstanding letters of credit as of September 24, 2016 were $5.1 million.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. We did not adopt any new accounting pronouncements during the nine months ended September 24, 2016 that had a material effect on our condensed consolidated financial statements included in this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of September 24, 2016, our debt portfolio was comprised primarily of floating interest rate borrowings. A 100-basis point increase in interest rates would increase our annual pre-tax interest expense by approximately $12.4 million.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound and Canadian Dollar. During the three months ended September 24, 2016, the most significant drivers of foreign currency translation adjustment the Company recorded as part of other comprehensive income (loss) were the Euro, British Pound, Canadian Dollar and to a lesser extent, the Japanese Yen.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, particularly as a result of Brexit and other recent developments, the value of our non-U.S. revenue, expenses, assets, liabilities and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expense, which will also decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue and expenses, assets, liabilities and cash flows will generally increase when reported in U.S. dollars. For the three months ended September 24, 2016, our revenue would have decreased by approximately $16.7 million and our operating income would have decreased by approximately $2.2 million, if the U.S. dollar exchange rate would have strengthened by 10% with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policies. We do not enter into speculative derivative agreements.
During the three and nine months ended September 24, 2016, we utilized foreign exchange contracts, principally to hedge certain balance sheet exposures resulting from foreign currency fluctuations. No foreign currency contracts were open as of September 24, 2016.

Item 4. Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as of September 24, 2016. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
(b)    Changes in Internal Controls
The Company began to execute on a plan to centralize certain accounting transaction processing functions to internal shared service centers during the quarter ended September 24, 2016.  This planned effort is expected to continue into subsequent quarters. There were no other material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 24, 2016 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 13, “Commitments and Contingencies” in this Quarterly Report on Form 10-Q.
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
Referendum on the United Kingdom’s membership in the European Union “Brexit” may adversely affect our business
On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. The decision by referendum to withdraw the U.K. from the E.U. has caused significant volatility in global stock markets and currency exchange rate fluctuations, including the strengthening of the U.S. dollar against foreign currencies. The announcement of Brexit also may create global economic uncertainty, which may cause our customers and potential customers to monitor their costs and reduce their budgets for our products and services. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given that we conduct a substantial portion of our business in the E.U. and the U.K., these effects of Brexit, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended September 24, 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
June 26, 2016 to July 23, 2016	92	$82.44	—	$69,694
July 24, 2016 to August 20, 2016	246	$83.27	—	$69,694
August 21, 2016 to September 24, 2016	—	$—	—	$69,694
Total	338		—
As of September 24, 2016, we had $69.7 million remaining on the authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units and performance share units in order to satisfy individual minimum statutory tax withholding requirements.

Item 6.  Exhibits
(a) Exhibits    Description of Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1+	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act.
101.INS     Extensible Business Reporting Language (XBRL) Instance Document.
101.SCH     XBRL Taxonomy Extension Schema Document.
101.CAL     XBRL Taxonomy Calculation Linkbase Document.
101.DEF     XBRL Taxonomy Definition Linkbase Document.
101.LAB     XBRL Taxonomy Label Linkbase Document.
101.PRE     XBRL Taxonomy Presentation Linkbase Document.

+    Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

November 2, 2016	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

November 2, 2016	/s/ DAVID R. SMITH
David R. Smith Corporate Executive Vice President and Chief Financial Officer