Form 10-Q
period 2017-04-01
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2017-05-10
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2017
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 24, 2017, there were 47,639,367 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2017

Special Note on Factors Affecting Future Results
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: goodwill and asset impairments still under review; future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with leading pharmaceutical companies and venture capital investments and opportunities for future similar arrangements; our cost structure; the impact of acquisitions including WIL Research, Blue Stream, and Agilux; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including gains and losses attributable to businesses we plan to close, consolidate or divest; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our liquidity. In addition, these statements include the impact of economic and market conditions on us and our clients, including the potential impact of Brexit; the effects of our cost saving actions and the steps to optimize returns to shareholders on an effective and timely basis and our ability to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 under the sections entitled “Our Strategy,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our press releases and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks. New information, future events or risks may cause the forward-looking events we discuss in this report not to occur.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	April 1, 2017	March 26, 2016
Service revenue	$304,531	$220,701
Product revenue	141,232	134,167
Total revenue	445,763	354,868
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	206,820	147,349
Cost of products sold (excluding amortization of intangible assets)	67,244	66,751
Selling, general and administrative	91,490	82,944
Amortization of intangible assets	10,737	6,352
Operating income	69,472	51,472
Other income (expense):
Interest income	202	263
Interest expense	(6,983)	(4,211)
Other income (expense), net	15,356	4,026
Income from continuing operations, before income taxes	78,047	51,550
Provision for income taxes	31,084	13,975
Income from continuing operations, net of income taxes	46,963	37,575
Loss from discontinued operations, net of income taxes	(4)	(26)
Net income	46,959	37,549
Less: Net income attributable to noncontrolling interests	181	406
Net income attributable to common shareholders	$46,778	$37,143
Earnings (loss) per common share
Basic:
Continuing operations attributable to common shareholders	$0.98	$0.80
Discontinued operations	$—	$—
Net income attributable to common shareholders	$0.98	$0.80
Diluted:
Continuing operations attributable to common shareholders	$0.97	$0.78
Discontinued operations	$—	$—
Net income attributable to common shareholders	$0.97	$0.78

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended
	April 1, 2017	March 26, 2016
Net income	$46,959	$37,549
Other comprehensive income (loss):
Foreign currency translation adjustment and other	11,221	(7,796)
Amortization of net loss and prior service benefit included in net periodic cost for pension and other post-retirement benefit plans	854	390
Comprehensive income, before income taxes	59,034	30,143
Income tax expense related to items of other comprehensive income (Note 8)	226	142
Comprehensive income, net of income taxes	58,808	30,001
Less: Comprehensive income related to noncontrolling interests, net of income taxes	298	127
Comprehensive income attributable to common shareholders, net of income taxes	$58,510	$29,874

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	April 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$131,524	$117,626
Trade receivables, net	383,748	364,050
Inventories	98,482	95,833
Prepaid assets	42,495	34,315
Other current assets	43,872	45,008
Total current assets	700,121	656,832
Property, plant and equipment, net	746,951	755,827
Goodwill	756,022	787,517
Client relationships, net	299,477	320,157
Other intangible assets, net	70,336	74,291
Deferred tax assets	30,306	28,746
Other assets	93,862	88,430
Total assets	$2,697,075	$2,711,800
Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Current portion of long-term debt and capital leases	$27,308	$27,313
Accounts payable	60,987	68,485
Accrued compensation	63,309	93,471
Deferred revenue	127,591	127,731
Accrued liabilities	84,093	84,470
Other current liabilities	18,460	26,500
Current liabilities of discontinued operations	1,626	1,623
Total current liabilities	383,374	429,593
Long-term debt, net and capital leases	1,170,063	1,207,696
Deferred tax liabilities	83,930	55,717
Other long-term liabilities	160,663	159,239
Long-term liabilities of discontinued operations	5,300	5,771
Total liabilities	1,803,330	1,858,016
Commitments and contingencies
Redeemable noncontrolling interest	14,698	14,659
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 87,132 shares issued and 47,635 shares outstanding as of April 1, 2017 and 86,301 shares issued and 47,363 shares outstanding as of December 31, 2016	871	863
Additional paid-in capital	2,506,696	2,477,371
Retained earnings	212,081	165,303
Treasury stock, at cost 39,497 shares and 38,938 shares as of April 1, 2017 and December 31, 2016, respectively	(1,601,185)	(1,553,005)
Accumulated other comprehensive loss	(242,032)	(253,764)
Total equity attributable to common shareholders	876,431	836,768
Noncontrolling interests	2,616	2,357
Total equity	879,047	839,125
Total liabilities, redeemable noncontrolling interest and equity	$2,697,075	$2,711,800

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	April 1, 2017	March 26, 2016
Cash flows relating to operating activities
Net income	$46,959	$37,549
Less: Loss from discontinued operations, net of income taxes	(4)	(26)
Income from continuing operations, net of income taxes	46,963	37,575
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	32,411	24,655
Stock-based compensation	9,486	9,941
Deferred income taxes	26,273	12,522
Gain on divestiture	(10,577)	—
Other, net	462	(1,252)
Changes in assets and liabilities:
Trade receivables, net	(21,062)	(16,279)
Inventories	(2,593)	(3,081)
Accounts payable	(6,258)	9,352
Accrued compensation	(30,399)	(16,025)
Other assets and liabilities, net	(10,677)	(11,564)
Net cash provided by operating activities	34,029	45,844
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	—	(318)
Capital expenditures	(15,920)	(8,250)
Purchases of investments	(6,698)	(6,395)
Proceeds from sale of investments and distributions from venture capital investments	3,135	5,700
Proceeds from divestiture	72,462	—
Other, net	17	2,821
Net cash provided by (used in) investing activities	52,996	(6,442)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	112,724	49,423
Proceeds from exercises of stock options	19,723	12,514
Payments on long-term debt, revolving credit facility and capital lease obligations	(158,140)	(49,409)
Purchase of treasury stock	(48,180)	(12,147)
Other, net	(451)	(675)
Net cash used in financing activities	(74,324)	(294)
Discontinued operations
Net cash used in operating activities from discontinued operations	(473)	(489)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,705	739
Net change in cash, cash equivalents, and restricted cash	13,933	39,358
Cash, cash equivalents, and restricted cash, beginning of period	119,894	119,963
Cash, cash equivalents, and restricted cash, end of period	$133,827	$159,321

Supplemental cash flow information:
Cash and cash equivalents	$131,524	$157,375
Restricted cash included in Other current assets	538	159
Restricted cash included in Other assets	1,765	1,787
Cash, cash equivalents, and restricted cash, end of period	$133,827	$159,321

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared by Charles River Laboratories International, Inc. (the Company) in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal year 2016. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations.
The Company has reclassified certain amounts in the unaudited condensed consolidated statements of cash flow for prior periods to conform to current year presentation.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires that the Company make estimates and judgments that may affect the reported amounts of assets, liabilities, redeemable noncontrolling interest, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.
Consolidation
The Company’s unaudited condensed consolidated financial statements reflect its financial statements and those of its subsidiaries in which the Company holds a controlling financial interest. For consolidated entities in which the Company owns or is exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interests in its consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. Intercompany balances and transactions are eliminated in consolidation.
The Company’s fiscal year is typically based on a 52-week year, with each quarter composed of 13 weeks ending on the last Saturday on, or closest to, March 31, June 30, September 30, and December 31. A 53rd week was included in the fourth quarter of fiscal year 2016, which is occasionally necessary to align with a December 31 calendar year-end.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for fiscal year 2016.
Newly Adopted Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-18, “Restricted Cash.” The standard addresses the classification and presentation of restricted cash and restricted cash equivalents within the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. During the three months ended April 1, 2017, the Company elected to early adopt this standard and applied the changes retrospectively to all prior periods presented in its unaudited condensed consolidated statements of cash flows.
The Company historically excluded restricted cash balances, recorded in current and long-term other assets, from cash and cash equivalents within the unaudited consolidated statements of cash flows, reflecting transfers between cash, cash equivalents, and restricted cash as a cash flow classified within cash flows relating to operating activities. As a result of the adoption of this standard, the Company combined restricted cash balances of $1.9 million and $2.0 million as of March 26, 2016 and December 26, 2015, respectively, with cash and cash equivalents when reconciling the beginning and ending balances within the unaudited condensed consolidated statements of cash flows for the three months ended March 26, 2016.
In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The standard addresses the classification of certain transactions within the statement of cash flows, including cash payments for debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investments. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. During the three months ended April 1, 2017, the Company elected to early adopt this standard and applied the changes retrospectively to all prior periods presented within its unaudited condensed consolidated statements of cash flows. The adoption of this standard had no impact within the unaudited condensed consolidated statement of cash flows for the three months ended March 26, 2016.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The standard reduces complexity in several aspects of the accounting for employee share-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and classification within the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted this standard during the three months ended April 1, 2017, and applied the changes as required by each amendment to its consolidated financial statements and related disclosures.
Under ASU 2016-09, the Company adopted the amendment to recognize excess tax benefits and tax deficiencies in the consolidated statement of income on a prospective basis, the amendment to present excess tax benefits within operating activities within the unaudited condensed consolidated statements of cash flows on a retrospective basis, and elected to change its accounting policy to account for forfeitures when they occur on a modified retrospective basis.
The adoption to recognize excess tax benefits and tax deficiencies within the unaudited condensed consolidated statements of income on a prospective basis could result in fluctuations in the effective tax rate period-over-period depending on how many awards vest and the volatility of the stock price. During the three months ended April 1, 2017, the impact to the provision for income taxes within the unaudited condensed consolidated statements of income was an excess tax benefit of $7.5 million. Further, for the three months ended April 1, 2017, the Company excluded the effect of windfall tax benefits from the hypothetical proceeds used to calculate the repurchase of shares under the treasury stock method for the calculation of diluted earnings per share.
The adoption of the amendment to present excess tax benefits within operating activities within the unaudited condensed consolidated statements of cash flows on a retrospective basis resulted in the reclassification of a cash inflow of $7.4 million from cash provided by financing activities to cash provided by operating activities for the three months ended March 26, 2016. The Company had previously classified cash paid for tax withholding purposes as a financing activity within the unaudited condensed consolidated statements of cash flows; therefore, there was no change related to this requirement under the amendment.
The Company’s election to change its accounting policy to account for forfeitures when they occur on a modified retrospective basis resulted in an immaterial impact to its consolidated financial statements and related disclosures.
Newly Issued Accounting Pronouncements
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires an employer to disaggregate the service cost component from the other components of net benefit cost and provides explicit guidance on the presentation of the service cost component and the other components of net benefit cost in the statement of income. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost in the statement of income. Early adoption is permitted within the first interim period of the fiscal year. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The standard, including subsequently issued amendments, will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. The standard will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will be effective for annual and interim periods beginning after December 15, 2017. The Company formed an implementation team during fiscal year 2016 to oversee adoption of the new standard. The implementation team has completed its initial assessment of the new standard, including a detailed review of the Company’s contract portfolio, revenue streams to identify potential differences in accounting as a result of the new standard, and selected the modified retrospective transition method. The Company continues to assess the impact on the existing revenue accounting policies, newly required financial statement disclosures, and executing on the project plan. Currently, the Company is finalizing contract reviews, working through anticipated changes to systems and business processes, and internal controls to support the adoption of the new standard.
2. BUSINESS ACQUISITIONS AND DIVESTITURE
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
The goodwill resulting from the transaction is primarily attributable to the potential growth of the Company’s DSA businesses from customers and technology introduced through Agilux and the assembled workforce of the acquired business. The goodwill attributable to Agilux is not deductible for tax purposes.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company incurred $0.2 million in transaction and integration costs in connection with the acquisition during the three months ended April 1, 2017, which were included in selling, general and administrative expenses, within the unaudited condensed consolidated statements of income.
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
The Company incurred non-significant transaction and integration costs in connection with the acquisition during the three months ended April 1, 2017, which were included in selling, general and administrative expenses, within the unaudited condensed consolidated statements of income.
WIL Research
On April 4, 2016, the Company acquired WIL Research, a provider of safety assessment and CDMO services to biopharmaceutical and agricultural and industrial chemical companies worldwide. The acquisition enhanced the Company’s position as a leading global early-stage CRO by strengthening its ability to partner with clients across the drug discovery and

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

development continuum. The purchase price for WIL Research was $604.8 million, including assumed liabilities of $0.4 million. The purchase price included payment for actual working capital of the acquired business. The acquisition was funded by cash on hand and borrowings on the Company’s amended credit facility. See Note 7, “Long-Term Debt and Capital Lease Obligations.” WIL Research’s safety assessment and CDMO businesses are reported in the Company’s DSA and Manufacturing reportable segments, respectively. On February 10, 2017, the Company divested the CDMO business.
The purchase price allocation of $577.4 million, net of $27.4 million of cash acquired, was as follows:

April 4, 2016
(in thousands)
Trade receivables (contractual amount of $48,625)	$48,157
Inventories	2,296
Other current assets (excluding cash)	3,814
Property, plant and equipment	129,066
Other long-term assets	1,060
Definite-lived intangible assets	164,800
Goodwill	330,175
Deferred revenue	(39,103)
Other current liabilities	(27,386)
Long-term liabilities	(35,488)
Total purchase price allocation	$577,391
From the date of the acquisition through April 1, 2017, the Company recorded measurement-period adjustments related to the acquisition that resulted in an immaterial change to the purchase price allocation on a consolidated basis.
The breakout of definite-lived intangible assets acquired was as follows:

	Definite-Lived Intangible Assets	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$137,500	15
Developed technology	20,700	3
Backlog	6,600	1
Total definite-lived intangible assets	$164,800	13
The goodwill resulting from the transaction, $19.0 million of which was deductible for tax purposes due to a prior asset acquisition, was primarily attributed to the potential growth of the Company’s DSA and Manufacturing businesses from clients introduced through WIL Research, the assembled workforce of the acquired business, and expected cost synergies. Subsequent to the divestiture of the CDMO business on February 10, 2017, $14.8 million of the goodwill from the transaction is deductible for tax purposes.
The Company incurred transaction and integration costs in connection with the acquisition of $0.5 million and $4.0 million for the three months ended April 1, 2017, and March 26, 2016, respectively, which were included in selling, general and administrative expenses, within the unaudited condensed consolidated statements of income.
Contract Manufacturing
On February 10, 2017, the Company completed the divestiture of its CDMO business to Quotient Clinical Ltd., based in London, England, for $75.0 million in proceeds, net of $0.6 million in cash and cash equivalents transferred in conjunction with the sale and $0.3 million of estimated working capital adjustments.
The CDMO business was acquired in April 2016 as part of the acquisition of WIL Research and was reported in the Company’s Manufacturing reportable segment. Following a strategic review that was finalized subsequent to December 31, 2016, the Company determined that the CDMO business was not optimized within the Company’s portfolio at its current scale, and that the capital could be better deployed in other long-term growth opportunities.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended April 1, 2017, the Company recorded a gain on the divestiture of the CDMO business of $10.6 million, which was included in other income (expense), net. As of February 10, 2017, the carrying amounts of the major classes of assets and liabilities associated with the divestiture of the CDMO business were as follows:

February 10, 2017
(in thousands)
Assets
Current assets	$5,505
Property, plant and equipment, net	11,174
Goodwill	35,857
Long-term assets	17,154
Total assets	$69,690
Liabilities
Deferred revenue	$4,878
Other current liabilities	1,158
Total liabilities	$6,036
3. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables, net is as follows:

	April 1, 2017	December 31, 2016

	(in thousands)
Client receivables	$301,246	$283,997
Unbilled revenue	84,843	82,203
Total	386,089	366,200
Less: Allowance for doubtful accounts	(2,341)	(2,150)
Trade receivables, net	$383,748	$364,050
The composition of inventories is as follows:

	April 1, 2017	December 31, 2016

	(in thousands)
Raw materials and supplies	$18,401	$18,893
Work in process	10,851	13,681
Finished products	69,230	63,259
Inventories	$98,482	$95,833
The composition of other current assets is as follows:

	April 1, 2017	December 31, 2016

	(in thousands)
Investments	$3,872	$3,771
Prepaid income taxes	39,462	40,705
Restricted cash	538	532
Other current assets	$43,872	$45,008

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of other assets is as follows:

	April 1, 2017	December 31, 2016

	(in thousands)
Life insurance policies	$30,759	$29,456
Venture capital investments	48,789	45,331
Restricted cash	1,765	1,736
Other	12,549	11,907
Other assets	$93,862	$88,430
The composition of other current liabilities is as follows:

	April 1, 2017	December 31, 2016

	(in thousands)
Accrued income taxes	$17,880	$25,621
Other	580	879
Other current liabilities	$18,460	$26,500
The composition of other long-term liabilities is as follows:

	April 1, 2017	December 31, 2016

	(in thousands)
Long-term pension liability	$89,047	$89,984
Accrued executive supplemental life insurance retirement plan and deferred compensation plan	33,213	32,880
Other	38,403	36,375
Other long-term liabilities	$160,663	$159,239
4. VENTURE CAPITAL INVESTMENTS
The Company invests in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. The Company’s ownership interest in these funds ranges from 0.7% to 12.0%. The Company accounts for the investments in limited partnerships (LPs), which are variable interest entities, under the equity or cost method of accounting. The Company is not the primary beneficiary because it has no power to direct the activities that most significantly affect the LPs’ economic performance. The Company accounts for the investments in limited liability companies, which are not variable interest entities, under the equity method of accounting.
The Company’s total commitments to the entities as of April 1, 2017, were $84.8 million, of which the Company funded $42.0 million through April 1, 2017. During the three months ended April 1, 2017, the Company received dividends of $4.4 million from the entities. During the three months ended March 26, 2016, the Company received no dividends from the entities. The Company recognized a gain of $4.2 million and a gain of $3.1 million related to these investments for the three months ended April 1, 2017, and March 26, 2016, respectively.
5. FAIR VALUE
The Company has certain assets and liabilities recorded at fair value, which have been classified as Level 1, 2, or 3 within the fair value hierarchy:

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value hierarchy level is determined by asset and liability class based on the lowest level of significant input. The observability of inputs may change for certain assets or liabilities. This condition could cause an asset or liability to be reclassified between levels. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the three months ended April 1, 2017, and March 26, 2016, there were no transfers between levels.
Valuation methodologies used for assets and liabilities measured or disclosed at fair value are as follows:

•	Cash equivalents - Valued at market prices determined through third-party pricing services;

•	Mutual funds - Valued at the unadjusted quoted net asset value of shares held by the Company;

•	Foreign currency forward contracts - Valued using market observable inputs, such as forward foreign exchange points and foreign exchanges rates;

•	Life insurance policies - Valued at cash surrender value based on the fair value of underlying investments;

•	Contingent consideration - Valued based on a probability weighting of the future cash flows associated with the potential outcomes.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	April 1, 2017
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash equivalents	$—	$21	$—	$21
Other assets:
Life insurance policies	—	23,386	—	23,386
Total assets measured at fair value	$—	$23,407	$—	$23,407

Other current liabilities:
Contingent consideration	$—	$—	$3,201	$3,201
Total liabilities measured at fair value	$—	$—	$3,201	$3,201

	December 31, 2016
	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash equivalents	$—	$21	$—	$21
Other assets:
Life insurance policies	—	22,121	—	22,121
Total assets measured at fair value	$—	$22,142	$—	$22,142

Other current liabilities:
Contingent consideration	$—	$—	$3,621	$3,621
Total liabilities measured at fair value	$—	$—	$3,621	$3,621

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the business acquisitions. See Note 2, “Business Acquisitions and Divestiture.”

	Three Months Ended
	April 1, 2017	March 26, 2016

	(in thousands)
Beginning balance	$3,621	$1,370
Additions	—	600
Payments	(406)	(674)
Total gains or losses (realized/unrealized):
Reversal of previously recorded contingent liability and change in fair value	(14)	18
Ending balance	$3,201	$1,314
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
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

		Adjustments to Goodwill
	December 31, 2016	Acquisitions / (Divestitures)	Transfers	Foreign Exchange	April 1, 2017

	(in thousands)
DSA	$563,476	$(427)	$—	$3,074	$566,123
RMS	56,397	—	—	182	56,579
Manufacturing	167,644	(35,857)	—	1,533	133,320
Total	$787,517	$(36,284)	$—	$4,789	$756,022
The reduction of goodwill of $35.9 million relates to the divestiture of the CDMO business within the Manufacturing reportable segment.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets, Net
The following table displays intangible assets, net by major class:

	April 1, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(in thousands)
Backlog	$7,782	$(7,351)	$431	$8,370	$(6,390)	$1,980
Technology	72,241	(17,171)	55,070	71,425	(14,314)	57,111
Trademarks and trade names	8,271	(4,204)	4,067	8,177	(4,124)	4,053
Other	16,794	(6,026)	10,768	16,775	(5,628)	11,147
Other intangible assets	105,088	(34,752)	70,336	104,747	(30,456)	74,291
Client relationships	506,406	(206,929)	299,477	519,123	(198,966)	320,157
Intangible assets	$611,494	$(241,681)	$369,813	$623,870	$(229,422)	$394,448
During the three months ended April 1, 2017, the Company divested the CDMO business, which resulted in a net decrease of $16.8 million and $0.3 million to client relationships and backlog, respectively. During the three months ended March 26, 2016, the Company determined that the carrying values of certain DSA intangible assets were not recoverable and recorded an impairment charge of $1.9 million, which was included in costs of services provided (excluding amortization of intangible assets) within the Company’s unaudited condensed consolidated statements of income.
7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-Term Debt
Long-term debt, net consists of the following:

	April 1, 2017	December 31, 2016

	(in thousands)
Term loans	$625,625	$633,750
Revolving credit facility	544,954	578,759
Other long-term debt	3,634	185
Total debt	1,174,213	1,212,694
Less: current portion of long-term debt	(24,562)	(24,560)
Long-term debt	1,149,651	1,188,134
Debt discount and debt issuance costs	(7,163)	(7,633)
Long-term debt, net	$1,142,488	$1,180,501
As of April 1, 2017 and December 31, 2016, the weighted average interest rate on the Company’s debt was 2.07% and 1.89%, respectively.
On March 30, 2016, the Company amended and restated its $1.3 billion credit facility creating a $1.65 billion credit facility ($1.65B Credit Facility) which (1) extends the maturity date for the credit facility and (2) makes certain other amendments in connection with the Company’s acquisition of WIL Research. The amendment was accounted for as a debt modification with a partial extinguishment of debt. In connection with the amendment and restatement, the Company capitalized approximately $3.3 million and expensed approximately $1.4 million of debt issuance costs.
The $1.65B Credit Facility provides for a $650.0 million term loan and a $1.0 billion multi-currency revolving facility. The term loan facility matures in 19 quarterly installments with the last installment due March 30, 2021. The revolving facility matures on March 30, 2021, and requires no scheduled payment before that date. Under specified circumstances, the Company has the ability to increase the term loan and/or revolving line of credit by up to $500.0 million in the aggregate.
The interest rates applicable to the term loan and revolving loans under the $1.65B Credit Facility are, at the Company’s option, equal to either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted LIBOR rate plus 1.0%) or the adjusted LIBOR rate, plus an interest rate margin based upon the Company’s leverage ratio.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The $1.65B Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company’s business and negative and affirmative covenants. These covenants include (1) maintenance of a ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 3.50 to 1.0 as well as (2) maintenance of a ratio of consolidated indebtedness to consolidated EBITDA for any period of four consecutive fiscal quarters, of no more than 4.25 to 1.0 with step downs to 3.50 to 1.0 by the last day of the three months ended December 30, 2017. As of April 1, 2017, the Company was compliant with all covenants.
The obligations of the Company under the $1.65B Credit Facility are collateralized by substantially all of the assets of the Company.
Letters of Credit
As of April 1, 2017, and December 31, 2016, the Company had $4.9 million in outstanding letters of credit.
Capital Lease Obligations
The Company’s capital lease obligations amounted to $30.3 million and $29.9 million as of April 1, 2017, and December 31, 2016, respectively.
8. EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended
	April 1, 2017	March 26, 2016

	(in thousands)
Numerator:
Income from continuing operations, net of income taxes	$46,963	$37,575
Loss from discontinued operations, net of income taxes	(4)	(26)
Less: Net income attributable to noncontrolling interests	181	406
Net income attributable to common shareholders	$46,778	$37,143

Denominator:
Weighted-average shares outstanding - Basic	47,546	46,642
Effect of dilutive securities:
Stock options, restricted stock units, performance share units and restricted stock	875	975
Weighted-average shares outstanding - Diluted	48,421	47,617
Options to purchase approximately 1.1 million and 1.0 million shares for the three months ended April 1, 2017 and March 26, 2016, respectively, as well as an insignificant number of restricted stock, restricted stock units (RSUs), and performance share units (PSUs), were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted average shares outstanding for both the three months ended April 1, 2017 and March 26, 2016 excluded the impact of approximately 1.1 million shares of non-vested restricted stock and restricted stock units.
Treasury Shares
During the three months ended April 1, 2017, the Company repurchased 0.4 million shares totaling $32.1 million under its authorized stock repurchase program. The Company did not repurchase any shares under its authorized stock repurchase program in the three months ended March 26, 2016. As of April 1, 2017, the Company had $37.6 million remaining on the authorized stock repurchase program. On May 9, 2017, the Company’s Board of Directors increased the stock repurchase authorization by $150.0 million, to an aggregate amount of $1.3 billion. The Company’s stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, RSUs, and PSUs in order to satisfy individual statutory tax withholding requirements. During the three months ended April 1, 2017, and March 26, 2016, the Company acquired approximately 0.2 million shares for $16.1 million and approximately 0.2 million shares for $12.1 million, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income
Changes to each component of accumulated other comprehensive income, net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Total

	(in thousands)
December 31, 2016	$(154,595)	$(99,169)	$(253,764)
Other comprehensive loss before reclassifications	11,104	—	11,104
Amounts reclassified from accumulated other comprehensive income (loss)	—	854	854
Net current period other comprehensive income	11,104	854	11,958
Income tax expense	—	226	226
April 1, 2017	$(143,491)	$(98,541)	$(242,032)
Nonredeemable Noncontrolling Interests
The Company has investments in several entities whose financial results are consolidated in the Company’s financial statements, as it has the ability to exercise control over these entities. The interests of the respective noncontrolling parties in these entities have been recorded as noncontrolling interests. The activity within the nonredeemable noncontrolling interests was non-significant during the three months ended April 1, 2017, and March 26, 2016.
Redeemable Noncontrolling Interest
The Company’s redeemable noncontrolling interest resulted from an acquisition of a 75% ownership interest in Vital River in January 2013 and a purchase of an additional 12% equity interest in Vital River in July 2016, totaling an ownership of 87%. Prior to the purchase of an additional 12% equity interest on July 7, 2016, the redeemable noncontrolling interest was reported at fair value.
Concurrent with the purchase of an additional equity interest, the original agreement was amended providing the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 13% equity interest at a contractually defined redemption value, subject to a redemption floor (embedded derivative). These rights are exercisable beginning in 2019 and are accelerated in certain events. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value ($14.1 million as of April 1, 2017) and its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 13% interest, the noncontrolling interest is classified in the mezzanine section of the consolidated balance sheet, which is presented above the equity section and below liabilities. The agreement does not limit the amount that the Company could be required to pay to purchase the remaining 13% equity interest.
The following table provides a rollforward of the activity related to the Company’s redeemable noncontrolling interest:

	Three Months Ended
	April 1, 2017	March 26, 2016

	(in thousands)
Beginning balance	$14,659	$28,008
Purchase of additional equity interest	—	—
Total gains or losses (realized/unrealized):
Net income (loss) attributable to noncontrolling interest	(78)	198
Foreign currency translation	117	(186)
Change in fair value, included in additional paid-in capital	—	724
Ending balance	$14,698	$28,744
9. INCOME TAXES
The Company’s effective tax rate for the three months ended April 1, 2017, and March 26, 2016 was 39.8% and 27.1%, respectively. For the three months ended April 1, 2017, the increase was primarily attributable to the tax on the gain on the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

divesture of the CDMO business of $18.0 million, offset by the excess tax benefit associated with the stock compensation of $7.5 million as a result of the adoption of ASU 2016-09.
During the three months ended April 1, 2017, the Company’s unrecognized tax benefits increased by $0.9 million to $25.1 million, primarily due to an additional quarter of Canadian Scientific Research and Experimental Development credit reserves and unfavorable foreign exchange movement. The amount of unrecognized income tax benefits that would impact the effective tax rate increased by $0.8 million to $22.2 million, for the same reasons noted above. As of April 1, 2017, and March 26, 2016, the amount of accrued interest and penalties on unrecognized tax benefits was $1.9 million and $0.2 million, respectively. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by up to $5.0 million over the next twelve-month period, primarily as a result of the outcome of a pending tax ruling and competent authority proceedings.
The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits in jurisdictions including the U.S., U.K., China, Japan, France, Germany, and Canada. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2013.
The Company and certain of its subsidiaries have ongoing tax controversies with various tax authorities in the U.S., Canada, Germany, and France. The Company does not believe that resolution of these controversies will have a material impact on its financial position or results of operations.
In accordance with the Company’s policy, the remaining undistributed earnings of its non-U.S. subsidiaries remain indefinitely reinvested as of April 1, 2017, as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.
Income tax expense related to change in unrecognized pension gains, losses, and prior service costs was $0.2 million and $0.1 million or the three months ended April 1, 2017, and March 26, 2016, respectively.
10. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The following table provides the components of net periodic cost for the Company’s Pension, Deferred Compensation, and Executive Supplemental Life Insurance Retirement plans:

	Three Months Ended
	April 1, 2017	March 26, 2016

	(in thousands)
Service cost	$754	$554
Interest cost	2,826	3,364
Expected return on plan assets	(3,450)	(3,992)
Amortization of prior service credit	(119)	(144)
Amortization of net loss	966	546
Net periodic cost	$977	$328
The net periodic cost for the Company’s post-retirement benefit plan for the three months ended April 1, 2017 and March 26, 2016 was non-significant.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock, RSUs, and PSUs.
The following table provides stock-based compensation by the financial statement line item in which it is reflected:

	Three Months Ended
	April 1, 2017	March 26, 2016

	(in thousands)
Cost of revenue	$1,546	$1,682
Selling, general and administrative	7,940	8,259
Stock-based compensation, before income taxes	9,486	9,941
Provision for income taxes	(3,308)	(3,514)
Stock-based compensation, net of income taxes	$6,178	$6,427
During the three months ended April 1, 2017, the Company issued approximately 0.6 million stock options with a per share weighted average grant date fair value of $18.27, approximately 0.2 million RSUs with a per share weighted average grant date fair value of $88.05, and approximately 0.2 million PSUs with a per share weighted average grant date fair value of $99.24. The maximum number of common shares to be issued upon vesting of PSUs granted during the three months ended April 1, 2017, is approximately 0.4 million.
12. FOREIGN CURRENCY CONTRACTS
The Company enters into foreign exchange forward contracts to limit its foreign currency exposure related to intercompany loans that are not of a long-term investment nature. These contracts are recorded at fair value in the Company’s unaudited condensed consolidated balance sheet and are not designated as hedging instruments. Any gains or losses on such contracts are immediately recognized in other income (expense), net, and are largely offset by the remeasurement of the underlying intercompany loan balances.
The Company did not have any foreign currency contracts open as of April 1, 2017, and December 31, 2016.
The following table summarizes gains recognized on foreign exchange forward contracts related to intercompany loans denominated in Euros on the Company’s unaudited condensed consolidated statements of income:

	Three Months Ended
Location of Gain (Loss)	April 1, 2017	March 26, 2016

	(in thousands)
Other income (expense), net	$—	$2,243
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
In May 2013, the Company commenced an investigation into inaccurate billing with respect to certain government contracts. The Company promptly reported these matters to the relevant government contracting officers, the Department of Health and Human Services’ Office of the Inspector General, and the Department of Justice, and the Company is cooperating with these agencies to ensure the proper repayment and resolution of this matter. The Company previously identified approximately $1.5 million of excess amounts billed on these contracts since January 1, 2007, and recorded a liability for such amount.  Based on its ongoing discussions with the government, the Company recorded an additional charge of $0.3 million during the fiscal year 2016. On March 13, 2017, the Company entered into a final settlement with the Department of Justice and the Department of Health and Human Services’ Office of the Inspector General and pursuant to the settlement paid the government $1.8 million to resolve the matter.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease Commitments
During the three months ended April 1, 2017, the Company assumed or entered into new lease agreements or exercised options to extend the lease terms for certain existing leases. As a result, the Company’s lease obligations through 2025 increased by $6.1 million.
14. RESTRUCTURING AND ASSET IMPAIRMENTS
Workforce Reductions
In recent fiscal years the Company has been undertaking productivity improvement initiatives at various facilities. The following table provides a rollforward of the Company’s severance and transition costs liabilities related to those initiatives:

	Three Months Ended
	April 1, 2017	March 26, 2016

	(in thousands)
Beginning balance	$3,680	$2,969
Expense	1,017	21
Payments / utilization	(1,273)	(413)
Foreign currency adjustments	27	(56)
Ending balance	$3,451	$2,521
As of April 1, 2017 and March 26, 2016, $3.5 million and $2.4 million of severance and other personnel related costs liability, respectively, was included in accrued compensation. As of March 26, 2016 there was a non-significant amount included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheets.
The following table presents severance and transition costs by classification on the unaudited condensed consolidated statements of income:

	Three Months Ended
	April 1, 2017	March 26, 2016

	(in thousands)
Cost of services provided and products sold (excluding amortization of intangible assets)	$923	$21
Selling, general and administrative	94	—
Total severance and transition costs	$1,017	$21
The following presents severance and transition related costs by reportable segment:

	Three Months Ended
	April 1, 2017	March 26, 2016

	(in thousands)
DSA	$196	$21
Manufacturing	821	—
Total severance and transition costs	$1,017	$21
Facilities
During the three months ended April 1, 2017, the Company continued the consolidation of certain DSA facilities in the U.S., Ireland and the United Kingdom. As a result, an asset impairment charge of $0.1 million and a gain of $0.4 million was recorded related to the consolidation plans.
During the three months ended March 26, 2016, the Company continued a consolidation of certain RMS and DSA facilities in the U.S. and the United Kingdom. As a result, the Company recorded $0.2 million of accelerated depreciation related to the consolidation plans.
15. SEGMENT INFORMATION
The Company revised the composition of its reportable segments during the three months ended June 25, 2016. See Note 1, “Basis of Presentation.” The Company reported segment results on this basis retrospectively for all comparable prior periods presented.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents revenue and other financial information by reportable segment:

	Three Months Ended
	April 1, 2017	March 26, 2016

	(in thousands)
RMS
Revenue	$127,161	$123,339
Operating income	37,711	36,386
Depreciation and amortization	5,092	5,250
Capital expenditures	2,603	1,053
DSA
Revenue	$227,758	$157,983
Operating income	38,660	30,830
Depreciation and amortization	19,369	11,957
Capital expenditures	8,323	4,707
Manufacturing
Revenue	$90,844	$73,546
Operating income	26,601	19,615
Depreciation and amortization	5,962	5,976
Capital expenditures	2,292	2,129
For the three months ended April 1, 2017, and March 26, 2016, reconciliations of segment operating income, depreciation and amortization, and capital expenditures to the respective consolidated amounts are as follows:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016

	(in thousands)
Total reportable segments	$102,972	$86,831	$30,423	$23,183	$13,218	$7,889
Unallocated corporate	(33,500)	(35,359)	1,988	1,472	2,702	361
Total consolidated	$69,472	$51,472	$32,411	$24,655	$15,920	$8,250
Revenue for each significant product or service offering is as follows:

	Three Months Ended
	April 1, 2017	March 26, 2016

	(in thousands)
RMS	$127,161	$123,339
DSA	227,758	157,983
Manufacturing	90,844	73,546
Total revenue	$445,763	$354,868

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of unallocated corporate expense consists of the following:

	Three Months Ended
	April 1, 2017	March 26, 2016

	(in thousands)
Stock-based compensation	$5,583	$6,108
Compensation, benefits, and other employee-related expenses	14,962	12,541
External consulting and other service expenses	5,767	5,176
Information technology	2,393	3,132
Depreciation	1,987	1,472
Acquisition and integration	21	3,763
Other general unallocated corporate	2,787	3,167
Total unallocated corporate expense	$33,500	$35,359
Other general unallocated corporate expense consists of various departmental costs including those associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2016. The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2016. Certain percentage changes may not recalculate due to rounding.
Overview
We are a full service, early-stage contract research organization (CRO). For 70 years, we have been in the business of providing the research models required in research and development of new drugs, devices and therapies. Over this time, we have built upon our original core competency of laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of discovery and safety assessment services, both Good Laboratory Practice (GLP) and non-GLP, that are able to support our clients from target identification through non-clinical development. We also provide a suite of products and services to support our clients’ manufacturing activities. Utilizing our broad portfolio of products and services enables our clients to create a more flexible drug development model, which reduces their costs, enhances their productivity and effectiveness, and increases speed to market.
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
Segment Reporting
Our RMS reportable segment includes the commercial production and sale of small research models, as well as the supply of large research models. RMS services includes: Genetically Engineered Models and Services, which performs contract breeding and other services associated with genetically engineered models; Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models; and Insourcing Solutions (IS), which provides colony management of our clients’ research operations (including recruitment, training, staffing, and management services). Our DSA reportable segment includes services required to take a drug through the early development process including discovery services, which are non-regulated services to assist clients with the identification, screening, and selection of a lead compound for drug development, and regulated and non-regulated safety assessment services. Our Manufacturing reportable segment includes Microbial Solutions, which provides in vitro (non-animal) lot-release testing products, microbial detection products, and species identification services; Biologics Testing Services (Biologics), which performs specialized testing of biologics; Avian Vaccine Services (Avian), which supplies specific-pathogen-free fertile chicken eggs and chickens; and Contract Manufacturing, which, until we divested this business on February 10, 2017, allowed us to provide formulation design and development, manufacturing, and analytical and stability testing for small molecules.

Results of Operations
Three Months Ended April 1, 2017 Compared to the Three Months Ended March 26, 2016
Revenue
The following table presents consolidated revenue by reportable segment:

	Three Months Ended
	April 1, 2017	March 26, 2016	$ change	% change	Impact of FX

	(in millions, except percentages)
RMS	$127.2	$123.3	$3.9	3.1%	(1.6)%
DSA	227.8	158.0	69.8	44.2%	(2.5)%
Manufacturing	90.8	73.6	17.2	23.5%	(2.0)%
Total revenue	$445.8	$354.9	$90.9	25.6%	(2.1)%
Revenue for the three months ended April 1, 2017, increased $90.9 million, or 25.6%, compared to the corresponding period in 2016. The negative effect of changes in foreign currency exchange rates decreased revenue by $7.5 million, or 2.1%, when compared to the corresponding period in 2016.
RMS revenue increased by $3.9 million due to higher research model revenue in North America, Europe, and Asia, and higher research model services revenue; partially offset by the negative effect of changes in foreign currency exchange rates.
DSA revenue increased $69.8 million due primarily to higher revenue in the Safety Assessment business, as a result of the WIL Research acquisition that contributed $57.5 million to revenue growth, as well as increased study volume in our legacy business; higher revenue in the Discovery Services business, as a result of the acquisition of Agilux Laboratories, Inc. (Agilux) that contributed $8.3 million to revenue growth, and the negative effect of changes in foreign currency exchange rates.
Manufacturing revenue increased $17.2 million due primarily to higher revenue in the Microbial Solutions business; higher revenue in the Biologics business, which includes the acquisition of Blue Stream Laboratories, Inc. (Blue Stream) that contributed $1.8 million to revenue growth; and Contract Manufacturing revenue related to the CDMO business, which was divested on February 10, 2017, that contributed $1.8 million to revenue growth; partially offset by the negative effect of changes in foreign currency exchange rates.
The following table presents consolidated revenue by type:

	Three Months Ended
	April 1, 2017	March 26, 2016	$ change	% change

	(in millions, except percentages)
Service revenue	$304.5	$220.7	$83.8	38.0%
Product revenue	141.3	134.2	7.1	5.3%
Total revenue	$445.8	$354.9	$90.9	25.6%
Service revenue increased $83.8 million due primarily to higher revenue in the Safety Assessment business, as a result of the WIL Research acquisition that contributed $57.5 million to service revenue growth, and increased study volume in our legacy business; higher revenue in the Discovery Services business, as a result of the acquisition of Agilux that contributed $8.3 million to revenue growth; Contract Manufacturing revenue related to the CDMO business of WIL Research that contributed $1.8 million to revenue growth; higher revenue in the Biologics business, which includes the Blue Stream acquisition that contributed $1.8 million to revenue growth; and higher research model services revenue; partially offset by the negative effect of changes in foreign currency exchange rates.
Product revenue increased $7.1 million due to higher revenue in the Microbial Solutions business; and higher research model revenue in North America, Europe, and Asia; partially offset by the negative effect of changes in foreign currency exchange rates.

Cost of Services Provided and Products Sold (Excluding Amortization of Intangible Assets)
The following table presents consolidated cost of services provided and products sold (excluding amortization of intangible assets) (Costs) by reportable segment:

	Three Months Ended
	April 1, 2017	March 26, 2016	$ change	% change

	(in millions, except percentages)
RMS	$74.3	$71.1	$3.2	4.5%
DSA	155.7	106.9	48.8	45.6%
Manufacturing	44.0	36.1	7.9	22.1%
Total cost of services provided and products sold (excluding amortization of intangible assets)	$274.0	$214.1	$59.9	28.0%
Costs for the three months ended April 1, 2017, increased $59.9 million, or 28.0%, compared to the corresponding period in 2016. Costs as a percentage of revenue for the three months ended April 1, 2017 were 61.5%, an increase of 1.2%, from 60.3% for the corresponding period in 2016.
RMS Costs increased $3.2 million due primarily to the growth of the business partially offset by the favorable effect of changes in foreign currency exchange rates. RMS Costs as a percentage of revenue for the three months ended April 1, 2017 were 58.5%, an increase of 0.8%, from 57.7% for the corresponding period in 2016.
DSA Costs increased $48.8 million due primarily to an increase in Safety Assessment Costs, which included a higher cost base due to the acquisition of WIL Research and the growth of the legacy business; an increase in Discovery Services Costs, which included a higher cost base due to the acquisition of Agilux; partially offset by the favorable effect of changes in foreign currency exchange rates. DSA Costs as a percentage of revenue for the three months ended April 1, 2017 were 68.4%, an increase of 0.7%, from 67.7% for the corresponding period in 2016.
Manufacturing Costs increased $7.9 million due primarily to an increase in Biologics Costs resulting from the growth of the business and the acquisition of Blue Stream; an increase in Contract Manufacturing Costs related to the acquisition of the CDMO business of WIL Research; an increase in Microbial Solutions Costs resulting from the growth of the business; partially offset by the favorable effect of changes in foreign currency exchange rates. Manufacturing Costs as a percentage of revenue for the three months ended April 1, 2017 were 48.5%, a decrease of 0.5%, from 49.0% for the corresponding period in 2016.
The following table presents Costs by type:

	Three Months Ended
	April 1, 2017	March 26, 2016	$ change	% change

	(in millions, except percentages)
Cost of services provided	$206.8	$147.3	$59.5	40.4%
Cost of products sold	67.2	66.8	0.4	0.7%
Total cost of services provided and products sold (excluding amortization of intangible assets)	$274.0	$214.1	$59.9	28.0%
Costs of services provided for the three months ended April 1, 2017 were $206.8 million, an increase of $59.5 million, or 40.4%, compared to $147.3 million for the corresponding period in 2016. The increase was due to higher Safety Assessment Costs, which included a higher cost base due to the acquisition of WIL Research and the growth in our legacy business; higher Discovery Services Costs, which included a higher cost base due to the acquisition of Agilux; higher Biologics Costs, which included a higher cost base due to the growth of the business and the acquisition of Blue Stream; an increase in Contract Manufacturing Costs related to the CDMO business of WIL Research; and increased Costs as a result of an increase in research model services revenue in Europe and Japan; partially offset by the favorable effect of changes in foreign currency exchange rates.
Costs of products sold for the three months ended April 1, 2017 were $67.2 million, an increase of $0.4 million, or 0.7%, compared to $66.8 million for the corresponding period in 2016. The increase was due primarily to higher Costs as result of an increase in research models revenue; and higher Microbial Solutions Costs due to the growth of the business; partially offset by the favorable effect of changes in foreign currency exchanges rates.

Selling, General and Administrative Expenses

	Three Months Ended
	April 1, 2017	March 26, 2016	$ change	% change

	(in millions, except percentages)
RMS	$14.7	$15.2	$(0.5)	(3.7)%
DSA	25.8	17.1	8.7	50.6%
Manufacturing	17.5	15.2	2.3	15.1%
Unallocated corporate	33.5	35.4	(1.9)	(5.3)%
Total selling, general and administrative	$91.5	$82.9	$8.6	10.3%
Selling, general and administrative expenses (SG&A) for three months ended April 1, 2017 increased $8.6 million, or 10.3%, compared to the corresponding period in 2016. SG&A as a percentage of revenue for the three months ended April 1, 2017 was 20.5%, a decrease of 2.9%, from 23.4% for the corresponding period in 2016.
The decrease in RMS SG&A of $0.5 million was related to a decrease of $0.7 million in operating expenses, including information technology infrastructure and facility expenses; a decrease of $0.4 million in compensation, benefits, and other employee-related expenses; and a decrease of $0.3 million in depreciation expense; partially offset by an increase of $0.4 million in external consulting and other service expenses; and an increase of $0.5 million in other expenses. RMS SG&A as a percentage of revenue for the three months ended April 1, 2017 was 11.5%, a decrease of 0.8%, from 12.3% for the corresponding period in 2016.
The increase in DSA SG&A of $8.7 million was related to an increase of $6.0 million in compensation, benefits, and other employee-related expenses; an increase of $1.1 million in bad debt reserves; an increase of $1.0 million in operating expenses, including information technology infrastructure and facility expenses; an increase of $0.3 million in external consulting and other service expenses; and an increase of $1.0 million in other expenses; partially offset by a decrease of $0.5 million in depreciation expense; a decrease of $0.1 million in costs associated with the evaluation and integration of acquisitions; and a decrease of $0.1 million in stock-based compensation expense. DSA SG&A as a percentage of revenue for the three months ended April 1, 2017 was 11.3%, an increase of 0.5%, from 10.8% for the corresponding period in 2016.
The increase in Manufacturing SG&A of $2.3 million was related to an increase of $1.6 million in compensation, benefits, and other employee-related expenses; an increase of $0.5 million in operating expenses, including information technology infrastructure and facility expenses; an increase of $0.4 million in bad debt reserves; an increase of $0.2 million in external consulting and other service expenses; an increase of $0.2 million in stock-based compensation expense; and an increase of $0.3 million in other expenses; partially offset by a decrease of $0.7 million in depreciation expense; and a decrease of $0.2 million in costs associated with the evaluation and integration of acquisitions. Manufacturing SG&A as a percentage of revenue for the three months ended April 1, 2017 was 19.3%, a decrease of 1.4%, from 20.7% for the corresponding period in 2016.
The decrease in unallocated corporate SG&A of $1.9 million was related to a decrease of $3.8 million in costs associated with the evaluation and integration of acquisitions; a decrease of $0.7 million in information technology expenses; a decrease of $0.5 million in stock-based compensation expense; and a decrease of $0.4 million in other expenses; partially offset by an increase of $2.4 million in compensation, benefits, and other employee-related expenses; an increase of $0.6 million in external consulting and other service expenses; and an increase of $0.5 million in depreciation expense.
Amortization of Intangible Assets
Amortization of intangible assets for the three months ended April 1, 2017 was $10.7 million, an increase of $4.3 million, or 69.0%, from $6.4 million for the corresponding period in 2016, due primarily to certain intangible assets acquired in connection with the Agilux, Blue Stream, and WIL Research acquisitions.
Interest Income
Interest income, which represents earnings on held cash, cash equivalents, and time deposits, was $0.2 million for the three months ended April 1, 2017, a decrease of $0.1 million, or 23.2%, compared to $0.3 million for the corresponding period in 2016.
Interest Expense
Interest expense for the three months ended April 1, 2017 was $7.0 million, an increase of $2.8 million, or 65.8%, compared to $4.2 million for the corresponding period in 2016. The increase was due primarily to higher average balances outstanding and higher average interest rates under our $1.65B Credit Facility as a result of a higher leverage ratio.
Other Income (Expense), Net

Other income (expense), net was a net other income of $15.4 million for the three months ended April 1, 2017, an increase of $11.4 million, or 281.4%, compared to a net other income of $4.0 million for the corresponding period in 2016. The increase in other income (expense), net was driven by a $10.6 million gain recognized as a result of the divestiture of the CDMO business; a higher net gain of $1.5 million on life insurance policy investments; an increase of $1.1 million in gains recognized related to our venture capital investments; and an increase of $0.2 million in other activity; partially offset by a decrease of $1.9 million from changes in foreign currency exchange rates.
Income Taxes
Income tax expense for the three months ended April 1, 2017 was $31.1 million, an increase of $17.1 million compared to $14.0 million for the corresponding period in 2016. Our effective tax rate was 39.8% for the three months ended April 1, 2017, compared to 27.1% for the corresponding period in 2016. The increase was primarily attributable to the tax on the gain on the divestiture of the CDMO business of $18.0 million, offset by the excess tax benefit associated with the stock compensation of $7.5 million as a result of the adoption of ASU 2016-09.
Liquidity and Capital Resources
We currently require cash to fund our working capital needs, capital expansion, acquisitions, to pay our debt and pension obligations. Our principal sources of liquidity have been our cash flows from operations, supplemented by long-term borrowings. Based on our current business plan, we believe that our existing funds, when combined with cash generated from operations and our access to financing resources, are sufficient to fund our operations for the foreseeable future.
The following table presents our cash, cash equivalents and investments:

	April 1, 2017	December 31, 2016

	(in millions)
Cash and cash equivalents:
Held in the U.S. entities	$11.3	$10.6
Held in non-U.S. entities	120.2	107.0
Total cash and cash equivalents	131.5	117.6
Investments:
Held in non-U.S. entities	3.9	3.8
Total cash, cash equivalents and investments	$135.4	$121.4
Borrowings
On March 30, 2016, we amended and restated our $1.3 billion credit facility, creating a $1.65 billion credit facility ($1.65B Credit Facility) which (1) extends the maturity date for the credit facility, and (2) makes certain other amendments in connection with our acquisition of WIL Research. The $1.65B Credit Facility provides for up to approximately $1.65 billion in financing, including a $650.0 million term loan facility and a $1.0 billion multi-currency revolving credit facility. The term loan facility matures in 19 quarterly installments, with the last installment due March 30, 2021. The revolving credit facility matures on March 30, 2021, and requires no scheduled payment before that date.
Amounts outstanding under the $1.65B Credit Facility were as follows:

	April 1, 2017	December 31, 2016

	(in millions)
Term loans	$625.6	$633.8
Revolving credit facility	545.0	578.8
Total	$1,170.6	$1,212.6
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

Repurchases of Common Stock
During the three months ended April 1, 2017, we repurchased 0.4 million shares for $32.1 million under our authorized stock repurchase program. As of April 1, 2017, we had $37.6 million remaining on the authorized stock repurchase program. On May 9, 2017, our Board of Directors increased the stock repurchase authorization by $150 million, to an aggregate amount of $1.3 billion. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the three months ended April 1, 2017, we acquired approximately 0.2 million shares for $16.1 million.
Cash Flows
The following table presents our net cash provided by operating activities:

	Three Months Ended
	April 1, 2017	March 26, 2016

	(in millions)
Income from continuing operations	$47.0	$37.6
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities	58.1	45.8
Changes in operating assets and liabilities	(71.1)	(37.6)
Net cash provided by operating activities	$34.0	$45.8
Net cash provided by cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our income from continuing operations for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, gains (losses) on venture capital investments, and gains on divestitures, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For the three months ended April 1, 2017, compared to the three months ended March 26, 2016, the decrease in cash provided by operating activities was primarily driven by the negative change in operating assets and liabilities; a gain on divestiture; partially offset by other non-cash adjustments for depreciation and amortization, deferred income taxes, as well as, an increase in income from continuing operations. Our days sales outstanding, which includes deferred revenue as an offset to accounts receivable but is not adjusted for an allowance for doubtful accounts in the calculation, was 52 days as of April 1, 2017, and 52 days as of December 31, 2016.
The following table presents our net cash provided by (used) in investing activities:

	Three Months Ended
	April 1, 2017	March 26, 2016

	(in millions)
Acquisition of businesses and assets, net of cash acquired	$—	$(0.3)
Capital expenditures	(15.9)	(8.2)
Investments, net	(3.6)	(0.7)
Proceeds from divestiture	72.5	—
Other, net	—	2.8
Net cash provided by (used in) investing activities	$53.0	$(6.4)
For the three months ended April 1, 2017, the primary source of net cash provided by investing activities related to the proceeds from the divestiture of the CDMO business. The primary use of cash in investing activities in the three months ended April 1, 2017 and March 26, 2016 was related to our capital expenditures.

The following table presents our net cash used in financing activities:

	Three Months Ended
	April 1, 2017	March 26, 2016

	(in millions)
Proceeds from long-term debt and revolving credit facility	$112.7	$49.4
Proceeds from exercises of stock options	19.7	12.5
Payments on long-term debt, capital lease obligation and revolving credit facility	(158.1)	(49.4)
Purchase of treasury stock	(48.2)	(12.1)
Other, net	(0.4)	(0.7)
Net cash used in financing activities	$(74.3)	$(0.3)
For the three months ended April 1, 2017, net cash used in financing activities reflected treasury stock purchases of $48.2 million made pursuant to our authorized stock repurchase program and the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements; net borrowings of $45.4 million, and other activity; partially offset by proceeds from exercises of employee stock options of $19.7 million. For the three months ended March 26, 2016, net cash used by financing activities reflected treasury stock purchases of $12.1 million due to the netting of common stock upon vesting of stock based awards in order to satisfy individual statutory tax withholding requirements and other activity; partially offset by proceeds from exercises of employee stock options of $12.5 million.
Contractual Commitments and Obligations
The disclosure of our contractual obligations and commitments was reported in our Annual Report on Form 10-K for fiscal 2016. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K for fiscal 2016 other than the changes described in Note 5, “Fair Value,” Note 7, “Long-Term Debt and Capital Lease Obligations” and Note 13, “Commitments and Contingencies” in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of April 1, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act, except as disclosed below.
Venture Capital Investments
We invest in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. Our total commitment to the funds as of April 1, 2017 was $84.8 million, of which we funded $42.0 million through April 1, 2017. Refer to Note 4, “Venture Capital Investments” for additional information.
Letters of Credit
Our off-balance sheet commitments related to our outstanding letters of credit as of April 1, 2017 were $4.9 million.
Critical Accounting Policies and Estimates
Our discussion and analysis of our liquidity, capital resources and results of operations is based upon our unaudited condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience, trends in the industry and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.
We believe that our application of the following accounting policies, each of which require significant judgments and estimates on the part of management, is the most critical to aid in fully understanding and evaluating our reported financial results: (1) revenue recognition, (2) income taxes, (3) goodwill and intangible assets, (4) valuation and impairment of long-lived assets, (5) pension and other retirement benefit plans, and (6) stock-based compensation. Our critical accounting policies are described in our Annual Report on Form 10-K for fiscal year 2016.

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. Other than ASU 2016-18 and 2016-09 discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the three months ended April 1, 2017 that had a material effect on our unaudited condensed consolidated financial statements included in this report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of April 1, 2017, our debt portfolio was comprised primarily of floating interest rate borrowings. A 100-basis point increase in interest rates would increase our annual pre-tax interest expense by approximately $11.7 million.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound, Canadian Dollar, Chinese Yuan Renminbi, and Japanese Yen. During the three months ended April 1, 2017, the most significant drivers of foreign currency translation adjustment the Company recorded as part of other comprehensive income (loss) were the Euro, British Pound, Japanese Yen, and Canadian Dollar.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expense, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue and expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the three months ended April 1, 2017, our revenue would have decreased by approximately $17.2 million and our operating income would have decreased by approximately $1.7 million, if the U.S. dollar exchange rate had strengthened by 10.0%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policies. We do not enter into speculative derivative agreements.
During the three months ended April 1, 2017, we utilized foreign exchange contracts, principally to hedge certain balance sheet exposures resulting from foreign currency fluctuations. No foreign currency contracts were open as of April 1, 2017.

Item 4. Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as of April 1, 2017. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
(b)    Changes in Internal Controls
The Company continued to execute a plan to centralize certain accounting transaction processing functions to internal shared service centers during the three months ended April 1, 2017. There were no other material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended April 1, 2017 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 13, “Commitments and Contingencies” in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2016, which could materially affect our business, financial condition, and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for fiscal year 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended April 1, 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1, 2017 to January 28, 2017	—	$—	—	$69,694
January 29, 2017 to February 25, 2017	146,289	80.16	—	69,694
February 26, 2017 to April 1, 2017	412,673	86.19	363,000	37,638
Total	558,962		363,000
As of April 1, 2017, we had $37.6 million remaining on the authorized stock repurchase program. On May 9, 2017, our Board of Directors increased the stock repurchase authorization by $150.0 million, to an aggregate amount of $1.3 billion.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.

Item 6.  Exhibits
(a) Exhibits    Description of Exhibits

10.1	Charles River Laboratories International, Inc. Incentive Compensation Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1+	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

May 10, 2017	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

May 10, 2017	/s/ DAVID R. SMITH
David R. Smith Corporate Executive Vice President and Chief Financial Officer