Form 10-Q
period 2017-09-30
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2017-11-09
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 27, 2017, there were 47,361,523 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

Special Note on Factors Affecting Future Results
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could,” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: goodwill and asset impairments still under review; future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with leading pharmaceutical companies and venture capital investments and opportunities for future similar arrangements; our cost structure; the impact of acquisitions; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including gains and losses attributable to businesses we plan to close, consolidate, or divest (including our Maryland research model production site); changes in our expectations regarding future stock option, restricted stock, performance share units, and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our liquidity. In addition, these statements include the impact of economic and market conditions on us and our clients; the effects of our cost saving actions and the steps to optimize returns to shareholders on an effective and timely basis; and our ability to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document, or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, under the sections entitled “Our Strategy,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our press releases, and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or risks. New information, future events, or risks may cause the forward-looking events we discuss in this report not to occur.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Service revenue	$326,711	$292,849	$960,640	$806,397
Product revenue	137,521	132,871	418,484	408,246
Total revenue	464,232	425,720	1,379,124	1,214,643
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	219,368	200,118	640,904	543,588
Cost of products sold (excluding amortization of intangible assets)	67,660	69,332	203,655	204,270
Selling, general and administrative	92,863	85,650	278,886	269,067
Amortization of intangible assets	10,357	11,825	30,913	29,390
Operating income	73,984	58,795	224,766	168,328
Other income (expense):
Interest income	134	523	497	1,008
Interest expense	(7,667)	(7,079)	(22,053)	(20,199)
Other income, net	6,488	1,017	24,692	10,059
Income from continuing operations, before income taxes	72,939	53,256	227,902	159,196
Provision for income taxes	19,945	15,565	73,272	48,385
Income from continuing operations, net of income taxes	52,994	37,691	154,630	110,811
Income (loss) from discontinued operations, net of income taxes	(39)	342	(114)	328
Net income	52,955	38,033	154,516	111,139
Less: Net income attributable to noncontrolling interests	481	298	1,312	1,054
Net income attributable to common shareholders	$52,474	$37,735	$153,204	$110,085
Earnings per common share
Basic:
Continuing operations attributable to common shareholders	$1.11	$0.79	$3.23	$2.34
Discontinued operations	$—	$0.01	$—	$—
Net income attributable to common shareholders	$1.11	$0.80	$3.22	$2.34
Diluted:
Continuing operations attributable to common shareholders	$1.09	$0.78	$3.17	$2.29
Discontinued operations	$—	$0.01	$—	$0.01
Net income attributable to common shareholders	$1.08	$0.79	$3.16	$2.30

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net income	$52,955	$38,033	$154,516	$111,139
Other comprehensive income (loss):
Foreign currency translation adjustment and other	24,570	(16,888)	69,242	(32,798)
Amortization of net loss and prior service benefit included in net periodic cost for pension and other post-retirement benefit plans	883	1,176	2,638	1,961
Comprehensive income, before income taxes	78,408	22,321	226,396	80,302
Income tax expense related to items of other comprehensive income (Note 9)	153	140	776	424
Comprehensive income, net of income taxes	78,255	22,181	225,620	79,878
Less: Comprehensive income (loss) related to noncontrolling interests, net of income taxes	766	—	1,964	(9)
Comprehensive income attributable to common shareholders, net of income taxes	$77,489	$22,181	$223,656	$79,887

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$123,618	$117,626
Trade receivables, net	422,335	364,050
Inventories	107,372	95,833
Prepaid assets	42,695	34,315
Other current assets	86,358	45,008
Total current assets	782,378	656,832
Property, plant and equipment, net	767,192	755,827
Goodwill	800,247	787,517
Client relationships, net	304,382	320,157
Other intangible assets, net	71,065	74,291
Deferred tax assets	30,856	28,746
Other assets	109,798	88,430
Total assets	$2,865,918	$2,711,800
Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Current portion of long-term debt and capital leases	$27,090	$27,313
Accounts payable	66,232	68,485
Accrued compensation	86,402	93,471
Deferred revenue	108,984	127,731
Accrued liabilities	91,783	84,470
Other current liabilities	33,614	26,500
Current liabilities of discontinued operations	1,650	1,623
Total current liabilities	415,755	429,593
Long-term debt, net and capital leases	1,155,998	1,207,696
Deferred tax liabilities	81,783	55,717
Other long-term liabilities	167,493	159,239
Long-term liabilities of discontinued operations	4,395	5,771
Total liabilities	1,825,424	1,858,016
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	15,785	14,659
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 87,417 shares issued and 47,324 shares outstanding as of September 30, 2017, and 86,301 shares issued and 47,363 shares outstanding as of December 31, 2016	874	863
Additional paid-in capital	2,545,351	2,477,371
Retained earnings	318,507	165,303
Treasury stock, at cost 40,093 shares and 38,938 shares as of September 30, 2017, and December 31, 2016, respectively	(1,659,907)	(1,553,005)
Accumulated other comprehensive loss	(183,312)	(253,764)
Total equity attributable to common shareholders	1,021,513	836,768
Noncontrolling interests	3,196	2,357
Total equity	1,024,709	839,125
Total liabilities, redeemable noncontrolling interest and equity	$2,865,918	$2,711,800

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30, 2017	September 24, 2016
Cash flows relating to operating activities
Net income	$154,516	$111,139
Less: Income (loss) from discontinued operations, net of income taxes	(114)	328
Income from continuing operations, net of income taxes	154,630	110,811
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	97,675	91,116
Stock-based compensation	32,902	32,647
Deferred income taxes	18,176	(270)
Gain on divestiture	(10,577)	—
Other, net	(3,579)	92
Changes in assets and liabilities:
Trade receivables, net	(42,712)	(43,260)
Inventories	(9,500)	(4,352)
Accounts payable	(6,160)	17,184
Accrued compensation	(10,548)	8,163
Other assets and liabilities, net	(26,469)	(13,879)
Net cash provided by operating activities	193,838	198,252
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(22,474)	(597,607)
Capital expenditures	(53,928)	(29,609)
Purchases of investments	(42,135)	(20,278)
Proceeds from sale of investments and distributions from venture capital investments	6,604	26,035
Proceeds from divestiture	72,462	—
Other, net	(288)	3,790
Net cash used in investing activities	(39,759)	(617,669)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	229,255	926,781
Proceeds from exercises of stock options	35,089	21,643
Payments on long-term debt, revolving credit facility and capital lease obligations	(309,258)	(526,983)
Purchase of treasury stock	(106,902)	(12,226)
Other, net	(3,650)	(4,533)
Net cash (used in) provided by financing activities	(155,466)	404,682
Discontinued operations
Net cash used in operating activities from discontinued operations	(1,489)	(1,434)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	9,135	4,325
Net change in cash, cash equivalents, and restricted cash	6,259	(11,844)
Cash, cash equivalents, and restricted cash, beginning of period	119,894	119,963
Cash, cash equivalents, and restricted cash, end of period	$126,153	$108,119

Supplemental cash flow information:
Cash and cash equivalents	$123,618	$105,722
Restricted cash included in Other current assets	591	572
Restricted cash included in Other assets	1,944	1,825
Cash, cash equivalents, and restricted cash, end of period	$126,153	$108,119

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
The Company has reclassified certain amounts in the unaudited condensed consolidated statements of cash flows for prior periods to conform to the current year presentation. See “Newly Adopted Accounting Pronouncements” below.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires that the Company make estimates and judgments that may affect the reported amounts of assets, liabilities, redeemable noncontrolling interest, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, judgments, and methodologies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.
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
The Company’s fiscal year is typically based on a 52-week year, with each quarter composed of 13 weeks ending on the last Saturday on, or closest to, March 31, June 30, September 30, and December 31. A 53rd week was included in the fourth quarter of fiscal year 2016, which is occasionally necessary to align with a December 31 calendar year end.
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
The Company historically excluded restricted cash balances, recorded in current and long-term other assets, from cash and cash equivalents within the unaudited condensed consolidated statements of cash flows, reflecting transfers between cash, cash equivalents, and restricted cash as a cash flow classified within cash flows relating to operating activities. As a result of the adoption of this standard, the Company combined restricted cash balances of $2.4 million and $2.0 million as of September 24, 2016, and December 26, 2015, respectively, with cash and cash equivalents when reconciling the beginning and ending balances within the unaudited condensed consolidated statements of cash flows for the nine months ended September 24, 2016.
In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The standard addresses the classification of certain transactions within the statement of cash flows, including cash payments for debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investments. The Company elected to early adopt this standard in fiscal year 2017 and applied the changes retrospectively to all prior periods presented within its unaudited condensed consolidated statements of cash flows. As a result of the adoption of this standard, the Company reclassified $2.2 million from investing activities to operating activities within the unaudited condensed consolidated statements of cash flows for the nine months ended September 24, 2016.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The standard reduces complexity in several aspects of the accounting for employee share-based compensation, including the income tax

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consequences, classification of awards as either equity or liabilities, and classification within the statement of cash flows. The Company adopted this standard in fiscal year 2017, and applied the changes as required by each amendment to its unaudited condensed consolidated financial statements and related disclosures.
Under ASU 2016-09, the Company adopted the amendment to recognize excess tax benefits and tax deficiencies in the consolidated statements of income on a prospective basis, to present excess tax benefits within operating activities within the unaudited condensed consolidated statements of cash flows on a retrospective basis, and elected to change its accounting policy to account for forfeitures as they occur on a modified retrospective basis.
The adoption to recognize excess tax benefits and tax deficiencies within the unaudited condensed consolidated statements of income on a prospective basis could result in fluctuations in the effective tax rate period-over-period, depending on how many awards vest and the volatility of the Company’s stock price. During the three months ended September 30, 2017, the impact to the provision for income taxes within the unaudited condensed consolidated statements of income was an excess tax benefit of $0.9 million. During the nine months ended September 30, 2017, the impact on the provision for income taxes within the unaudited condensed consolidated statements of income was an excess tax benefit of $9.7 million. Further, for the three and nine months ended September 30, 2017, the Company excluded the effect of windfall tax benefits from the hypothetical proceeds used to calculate the repurchase of shares under the treasury stock method for the calculation of diluted earnings per share.
The adoption of the amendment to present excess tax benefits within operating activities within the unaudited condensed consolidated statements of cash flows on a retrospective basis resulted in the reclassification of a cash inflow of $9.5 million from cash provided by financing activities to cash provided by operating activities for the nine months ended September 24, 2016. The Company had previously classified cash paid for tax withholding purposes as a financing activity within the unaudited condensed consolidated statements of cash flows; therefore, there was no change related to this requirement under the amendment.
The Company’s election to change its accounting policy to account for forfeitures when they occur on a modified retrospective basis resulted in an immaterial impact on its unaudited condensed consolidated financial statements and related disclosures.
Newly Issued Accounting Pronouncements
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 refines and expands hedge accounting for both financial and commodity risks. It also creates more transparency around how economic results are presented, both on the face of the financial statements and in the disclosures. In addition, this ASU makes certain targeted improvements to simplify the application of hedge accounting guidance. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and requires the modified retrospective approach. Early adoption is permitted. This update applies to all existing hedging relationships on the date of adoption with the cumulative effect of adoption being reflected as of the beginning of the fiscal year of adoption. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The standard, including subsequently issued amendments, will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a modified retrospective or cumulative effect transition method. The standard will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will be effective for annual and interim periods beginning after December 15, 2017. The Company formed an implementation team during fiscal year 2016 to oversee adoption of the new standard. The implementation team has completed its initial assessment of the new standard, including a detailed review of the Company’s contract portfolio, revenue streams to identify potential differences in accounting as a result of the new standard, and selected the modified retrospective transition method. The Company continues to assess the impact on the existing revenue accounting policies, newly required financial statement disclosures, and executing on the project plan. Currently, the Company is finalizing contract reviews, working through anticipated changes to systems and business processes, and internal controls to support the adoption of the new standard. The Company preliminarily expects certain changes in the timing of revenue recognition within the Manufacturing reportable segment, specifically within the Biologics business where revenue from certain studies will shift to recognition at a point in time instead of the current recognition over time. Other isolated changes to the timing of revenue recognition may be necessary in other businesses.
2. BUSINESS ACQUISITIONS AND DIVESTITURE
Brains On-Line
On August 4, 2017, the Company acquired Brains On-Line, a leading contract research organization (CRO) providing critical data that advances novel therapeutics for the treatment of central nervous system (CNS) diseases. Brains On-Line strategically expands the Company’s existing CNS capabilities and establishes the Company as a single-source provider for a broad portfolio of discovery CNS services. The purchase price for Brains On-Line was $21.3 million in cash, subject to certain post-closing adjustments that may change the purchase price, and was funded by the Company’s various borrowings. In addition to the initial purchase price, the transaction includes aggregate, undiscounted contingent payments of up to €6.7 million (approximately $7.9 million based on current exchange rates), based on future performance. The Brains On-Line business is reported as part of the Company’s DSA reportable segment.
The contingent payments become payable based on the achievement of certain revenue and earnings targets. If achieved, the payments become due in the first quarter of fiscal year 2019. The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes.
The purchase price allocation of $20.6 million, net of $0.7 million of cash acquired, was as follows:

August 4, 2017
(in thousands)
Trade receivables (contractual amount of $1,146)	$1,146
Other current assets (excluding cash)	670
Property, plant and equipment	664
Other long-term assets	13
Definite-lived intangible assets	9,300
Goodwill	12,324
Current liabilities	(863)
Deferred revenue	(405)
Long-term liabilities	(2,203)
Total purchase price allocation	$20,646

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.
The breakout of definite-lived intangible assets acquired was as follows:

	Definite-Lived Intangible Assets	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$7,000	13
Other intangible assets	2,300	10
Total definite-lived intangible assets	$9,300	12
The goodwill resulting from the transaction is primarily attributable to the potential growth of the Company’s DSA businesses from customers and technology introduced through Brains On-Line and the assembled workforce of the acquired business. The goodwill attributable to Brains On-Line is not deductible for tax purposes.
The Company incurred transaction and integration costs in connection with the acquisition of $1.2 million and $2.1 million for the three and nine months ended September 30, 2017, respectively, which were included in selling, general and administrative expenses, within the unaudited condensed consolidated statements of income.
Pro forma financial information as well as actual revenue and operating income have not been included because Brains On-Line’s financial results are not significant when compared to the Company’s consolidated financial results.
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
The purchase price allocation of $62.0 million, net of $2.9 million of cash acquired, was as follows:

September 28, 2016
(in thousands)
Trade receivables (contractual amount of $4,799)	$4,799
Other current assets (excluding cash)	794
Property, plant and equipment	3,907
Other long-term assets	11
Definite-lived intangible assets	21,900
Goodwill	44,517
Current liabilities	(3,812)
Long-term liabilities	(10,091)
Total purchase price allocation	$62,025
From the date of the acquisition through September 30, 2017, the Company recorded measurement-period adjustments related to the acquisition that resulted in an immaterial change to the purchase price allocation on a consolidated basis. No further adjustments will be made to the purchase price allocation.

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
The Company incurred zero and $0.3 million in transaction and integration costs in connection with the acquisition during the three and nine months ended September 30, 2017, respectively, which were included in selling, general and administrative expenses, within the unaudited condensed consolidated statements of income. The Company incurred $1.1 million in transaction and integration costs in connection with the acquisition during the three and nine months ended September 24, 2016, respectively, which were included in selling, general and administrative expenses, within the unaudited condensed consolidated statements of income.
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
The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes. The contingent consideration is a one-time payment payable based on the achievement of a revenue target. The target was achieved and the Company paid the contingent consideration in the third quarter of fiscal year 2017.

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
The Company incurred non-significant transaction and integration costs in connection with the acquisition during the three and nine months ended September 30, 2017, which were included in selling, general and administrative expenses, within the unaudited condensed consolidated statements of income. The Company incurred a non-significant amount and $0.4 million of transaction and integration costs during the three and nine months ended September 24, 2016, respectively, which were included in selling, general and administrative expenses, within the unaudited condensed consolidated statements of income.
WIL Research
On April 4, 2016, the Company acquired WIL Research, a provider of safety assessment and CDMO services to biopharmaceutical, agricultural and industrial chemical companies worldwide. The acquisition enhanced the Company’s position as a leading, global, early-stage CRO by strengthening its ability to partner with clients across the drug discovery and development continuum. The purchase price for WIL Research was $604.8 million, including assumed liabilities of $0.4 million. The purchase price included payment for actual working capital of the acquired business. The acquisition was funded by cash on hand and borrowings on the Company’s $1.65B Credit Facility. See Note 7, “Long-Term Debt and Capital Lease Obligations.” WIL Research’s safety assessment and CDMO businesses are reported in the Company’s DSA and Manufacturing reportable segments, respectively. On February 10, 2017, the Company divested the CDMO business.

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
The goodwill resulting from the transaction, $19.0 million of which was deductible for tax purposes due to a prior asset acquisition, was primarily attributed to the potential growth of the Company’s DSA and Manufacturing businesses from clients introduced through WIL Research, the assembled workforce of the acquired business, and expected cost synergies. Subsequent to the divestiture of the CDMO business on February 10, 2017, $14.8 million of the goodwill was deductible for tax purposes.
The Company incurred transaction and integration costs in connection with the acquisition of $0.4 million and $1.3 million for the three months ended September 30, 2017 and September 24, 2016, respectively, which were included in selling, general and administrative expenses, within the unaudited condensed consolidated statements of income. The Company incurred transaction and integration costs in connection with the acquisition of $1.6 million and $13.7 million for the nine months ended September 30, 2017 and September 24, 2016, respectively, which were included in selling, general and administrative expenses, within the unaudited condensed consolidated statements of income.
WIL Research revenue and operating income for the three months ended September 24, 2016 were $57.4 million and $3.6 million, respectively. WIL Research revenue and operating income for the nine months ended September 24, 2016 were $112.6 million and $4.6 million, respectively.
The following selected pro forma consolidated results of operations are presented as if the WIL Research acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments. For the nine months ended September 24, 2016, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $1.4 million, reversal of interest expense on borrowings of $2.7 million, elimination of intercompany activity, and other one-time costs, and the tax impacts of these adjustments.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 24, 2016
	Three Months Ended	Nine Months Ended
	(in thousands, except per share amounts)
Revenue	$425,720	$1,275,175
Net income attributable to common shareholders	39,530	129,050
Earnings per common share
Basic	$0.84	$2.75
Diluted	$0.82	$2.70
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

Assets
Current assets	$5,505
Property, plant and equipment, net	11,174
Goodwill	35,857
Long-term assets	17,154
Total assets	$69,690
Liabilities
Deferred revenue	$4,878
Other current liabilities	1,158
Total liabilities	$6,036
3. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables, net is as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Client receivables	$321,472	$283,997
Unbilled revenue	103,389	82,203
Total	424,861	366,200
Less: Allowance for doubtful accounts	(2,526)	(2,150)
Trade receivables, net	$422,335	$364,050

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of inventories is as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Raw materials and supplies	$19,256	$18,893
Work in process	13,163	13,681
Finished products	74,953	63,259
Inventories	$107,372	$95,833
The composition of other current assets is as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Investments	$30,351	$3,771
Prepaid income taxes	55,416	40,705
Restricted cash	591	532
Other current assets	$86,358	$45,008
The composition of other assets is as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Life insurance policies	$32,739	$29,456
Venture capital investments	59,511	45,331
Restricted cash	1,944	1,736
Other	15,604	11,907
Other assets	$109,798	$88,430
The composition of other current liabilities is as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Accrued income taxes	$32,931	$25,621
Other	683	879
Other current liabilities	$33,614	$26,500
The composition of other long-term liabilities is as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Long-term pension liability	$91,991	$89,984
Accrued executive supplemental life insurance retirement plan and deferred compensation plan	33,926	32,880
Other	41,576	36,375
Other long-term liabilities	$167,493	$159,239
4. VENTURE CAPITAL INVESTMENTS
The Company invests in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. The Company’s ownership interest in these funds ranges from 0.7% to 12.1%. The Company accounts for the investments in limited partnerships (LPs), which are variable interest entities, under the equity or cost method of accounting. The Company is not the primary beneficiary because it has no power to direct the activities that most significantly affect the LPs’ economic

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performance. The Company accounts for the investments in limited liability companies, which are not variable interest entities, under the equity method of accounting.
The Company’s total commitments to the venture capital funds as of September 30, 2017, were $87.7 million, of which the Company funded $48.0 million through that date. During the three and nine months ended September 30, 2017, the Company received dividends of $3.3 million and $7.7 million, respectively, from the funds. During each of the three and nine months ended September 24, 2016, the Company received dividends of $2.3 million from the funds. The Company recognized gains of $5.8 million and $0.4 million related to these investments for the three months ended September 30, 2017 and September 24, 2016, respectively. The Company recognized gains of $12.5 million and $8.5 million related to these investments for the nine months ended September 30, 2017 and September 24, 2016, respectively.
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
The fair value hierarchy level is determined by asset and liability class based on the lowest level of significant input. The observability of inputs may change for certain assets or liabilities. This condition could cause an asset or liability to be reclassified between levels. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the nine months ended September 30, 2017 and September 24, 2016, there were no transfers between levels.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$21	$—	$21
Other assets:
Life insurance policies	—	25,218	—	25,218
Total assets measured at fair value	$—	$25,239	$—	$25,239

Other current liabilities:
Contingent consideration	$—	$—	$296	$296
Total liabilities measured at fair value	$—	$—	$296	$296

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$21	$—	$21
Other assets:
Life insurance policies	—	22,121	—	22,121
Total assets measured at fair value	$—	$22,142	$—	$22,142

Other current liabilities:
Contingent consideration	$—	$—	$3,621	$3,621
Total liabilities measured at fair value	$—	$—	$3,621	$3,621
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to the business acquisitions. See Note 2, “Business Acquisitions and Divestiture.”

	Nine Months Ended
	September 30, 2017	September 24, 2016
	(in thousands)
Beginning balance	$3,621	$1,370
Additions	296	3,600
Payments	(3,606)	(874)
Total gains or losses (realized/unrealized):
Reversal of previously recorded contingent liability and change in fair value	(15)	30
Ending balance	$296	$4,126
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

		Adjustments to Goodwill
	December 31, 2016	Acquisitions / (Divestitures)	Foreign Exchange	September 30, 2017
	(in thousands)
RMS	$56,397	$—	$1,262	$57,659
DSA	563,476	12,523	26,072	602,071
Manufacturing	167,644	(36,000)	8,873	140,517
Total	$787,517	$(23,477)	$36,207	$800,247
The increase in goodwill during the nine months ended September 30, 2017 related primarily to the acquisition of Brains On-Line in the DSA reportable segment, and the favorable impact of foreign exchange, partially offset by the divestiture of the CDMO business in the Manufacturing reportable segment.
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	September 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Backlog	$8,065	$(7,751)	$314	$8,370	$(6,390)	$1,980
Technology	80,256	(23,865)	56,391	71,425	(14,314)	57,111
Trademarks and trade names	8,617	(4,417)	4,200	8,177	(4,124)	4,053
Other	17,404	(7,244)	10,160	16,775	(5,628)	11,147
Other intangible assets	114,342	(43,277)	71,065	104,747	(30,456)	74,291
Client relationships	535,814	(231,432)	304,382	519,123	(198,966)	320,157
Intangible assets	$650,156	$(274,709)	$375,447	$623,870	$(229,422)	$394,448
During the nine months ended September 30, 2017, the Company divested the CDMO business, which resulted in a net decrease of $16.8 million and $0.3 million to client relationships and backlog, respectively. During the three months ended March 26, 2016, the Company determined that the carrying values of certain DSA intangible assets were not recoverable and recorded an impairment charge of $1.9 million, which was included in costs of services provided (excluding amortization of intangible assets) within the unaudited condensed consolidated statements of income.
7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-Term Debt
Long-term debt, net consists of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Term loans	$609,375	$633,750
Revolving credit facility	545,373	578,759
Other long-term debt	3,675	185
Total debt	1,158,423	1,212,694
Less: current portion of long-term debt	(24,481)	(24,560)
Long-term debt	1,133,942	1,188,134
Debt discount and debt issuance costs	(6,233)	(7,633)
Long-term debt, net	$1,127,709	$1,180,501

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2017 and December 31, 2016, the weighted average interest rate on the Company’s debt was 2.26% and 1.89%, respectively.
On March 30, 2016, the Company amended and restated its credit facility creating a $1.65 billion credit facility ($1.65B Credit Facility). In connection with the amendment and restatement, the Company expensed $1.0 million of debt issuance costs in the nine months ended September 24, 2016.
The $1.65B Credit Facility provides for a $650.0 million term loan and a $1.0 billion multi-currency revolving facility. The term loan facility matures in 19 quarterly installments with the last installment due March 30, 2021. The revolving facility matures on March 30, 2021, and requires no scheduled payment before that date. Under specified circumstances, the Company has the ability to increase the term loan and/or revolving facility by up to $500.0 million in the aggregate.
The interest rates applicable to the term loan and revolving facility under the $1.65B Credit Facility are, at the Company’s option, equal to either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted LIBOR rate plus 1.0%) or the adjusted LIBOR rate, plus an interest rate margin based upon the Company’s leverage ratio.
The $1.65B Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company’s business and negative and affirmative covenants. These covenants include (1) maintenance of a ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 3.50 to 1.0 as well as (2) maintenance of a ratio of consolidated indebtedness to consolidated EBITDA for any period of four consecutive fiscal quarters, of no more than 3.75 to 1.0 with step downs to 3.50 to 1.0 by the last day of the three months ended December 30, 2017. As of September 30, 2017, the Company was compliant with all covenants.
The obligations of the Company under the $1.65B Credit Facility are collateralized by substantially all of the assets of the Company.
Letters of Credit
As of September 30, 2017 and December 31, 2016, the Company had $4.9 million in outstanding letters of credit.
Capital Lease Obligations
The Company’s capital lease obligations amounted to $30.9 million and $29.9 million as of September 30, 2017 and December 31, 2016, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(in thousands)
Numerator:
Income from continuing operations, net of income taxes	$52,994	$37,691	$154,630	$110,811
Income (loss) from discontinued operations, net of income taxes	(39)	342	(114)	328
Less: Net income attributable to noncontrolling interests	481	298	1,312	1,054
Net income attributable to common shareholders	$52,474	$37,735	$153,204	$110,085

Denominator:
Weighted-average shares outstanding - Basic	47,451	47,160	47,530	46,954
Effect of dilutive securities:
Stock options, restricted stock units, performance share units and restricted stock	939	874	910	884
Weighted-average shares outstanding - Diluted	48,390	48,034	48,440	47,838
Options to purchase 0.4 million and 0.6 million shares for the three months ended September 30, 2017 and September 24, 2016, respectively, as well as an insignificant number of restricted shares, restricted stock units (RSUs), and performance share units (PSUs), were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase 0.6 million and 0.9 million shares for the nine months ended September 30, 2017 and September 24, 2016, respectively, as well as an insignificant number of restricted shares, RSUs, and PSUs, were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted-average shares outstanding for both the nine months ended September 30, 2017 and September 24, 2016 excluded the impact of 1.1 million shares of non-vested restricted stock and RSUs.
Treasury Shares
During the nine months ended September 30, 2017, the Company repurchased 1.0 million shares totaling $90.6 million under its authorized stock repurchase program. No shares were repurchased in the nine months ended September 24, 2016. On May 9, 2017, the Company’s Board of Directors increased the stock repurchase authorization by $150 million, to an aggregate amount of $1.3 billion. As of September 30, 2017, the Company had $129.1 million remaining on the authorized stock repurchase program. The Company’s stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, RSUs, and PSUs in order to satisfy individual statutory tax withholding requirements. During the nine months ended September 30, 2017 and September 24, 2016, the Company acquired 0.2 million shares for $16.3 million and 0.2 million shares for $12.2 million, respectively, from such netting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income
Changes to each component of accumulated other comprehensive income, net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 31, 2016	$(154,595)	$(99,169)	$(253,764)
Other comprehensive loss before reclassifications	68,590	—	68,590
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,638	2,638
Net current period other comprehensive income	68,590	2,638	71,228
Income tax expense	—	776	776
September 30, 2017	$(86,005)	$(97,307)	$(183,312)
Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as noncontrolling interest. The activity within the nonredeemable noncontrolling interest during the three months ended September 30, 2017 and September 24, 2016 was $0.3 million and $0.1 million, respectively. The activity within the nonredeemable noncontrolling interest during the nine months ended September 30, 2017 and September 24, 2016 was $0.8 million and $0.4 million, respectively.
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
Concurrent with the purchase of an additional equity interest, the original agreement was amended providing the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 13% equity interest at a contractually defined redemption value, subject to a redemption floor (embedded derivative). These rights are exercisable beginning in 2019 and are accelerated in certain events. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value ($15.0 million as of September 30, 2017) and its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 13% interest, the noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities. The agreement does not limit the amount that the Company could be required to pay to purchase the remaining 13% equity interest.
The following table provides a rollforward of the activity related to the Company’s redeemable noncontrolling interest:

	Nine Months Ended
	September 30, 2017	September 24, 2016
	(in thousands)
Beginning balance	$14,659	$28,008
Purchase of 12% equity interest	—	(12,360)
Total gains or losses (realized/unrealized):
Net income attributable to noncontrolling interest	474	462
Foreign currency translation	652	(875)
Modification of 13% purchase option	—	1,495
Change in fair value, included in additional paid-in capital	—	(1,690)
Ending balance	$15,785	$15,040

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES
The Company’s effective tax rate for the three months ended September 30, 2017 and September 24, 2016 was 27.3% and 29.2%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2017 and September 24, 2016 was 32.2% and 30.4%, respectively. For the three months ended September 30, 2017, the decrease was primarily attributable to a tax benefit of $1.2 million related to the settlement of competent authority proceedings, and the excess tax benefit associated with stock compensation of $0.9 million as a result of the adoption of ASU 2016-09. For the nine months ended September 30, 2017, the increase was primarily attributable to the tax on the gain on the divestiture of the CDMO business of $18.0 million, offset by the excess tax benefit associated with stock compensation of $9.7 million as a result of the adoption of ASU 2016-09.
During the three months ended September 30, 2017, the Company’s unrecognized income tax benefits decreased by $0.8 million to $25.2 million, primarily due to the settlement of competent authority proceedings offset by unfavorable foreign exchange movement. The amount of unrecognized income tax benefits that would impact the effective tax rate increased by $0.3 million to $23.2 million. As of September 30, 2017, the amount of accrued interest and penalties on unrecognized tax benefits was $2.6 million. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by up to $0.9 million over the next twelve-month period, primarily as a result of the outcome of a pending tax ruling.
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
In accordance with the Company’s policy, the remaining undistributed earnings of its non-U.S. subsidiaries remain indefinitely reinvested as of September 30, 2017, as they are required to fund needs outside the U.S. and cannot be repatriated in a manner that is substantially tax free.
Income tax expense related to changes in unrecognized pension gains, losses, and prior service costs was $0.2 million and $0.1 million for the three months ended September 30, 2017 and September 24, 2016, respectively. Income tax expense related to changes in unrecognized pension gains, losses, and prior service costs was $0.8 million and $0.4 million for the nine months ended September 30, 2017 and September 24, 2016, respectively.
10. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The following table provides the components of net periodic cost for the Company’s pension, deferred compensation and executive supplemental life insurance retirement plans:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(in thousands)
Service cost	$749	$655	$2,277	$1,848
Interest cost	2,663	2,773	8,428	9,357
Expected return on plan assets	(3,476)	(3,038)	(10,411)	(11,028)
Amortization of prior service credit	(134)	(142)	(392)	(430)
Amortization of net loss	1,017	503	3,030	1,594
Settlements	—	788	—	788
Net periodic cost	$819	$1,539	$2,932	$2,129
The net periodic cost for the Company’s post-retirement benefit plan for the three and nine months ended September 30, 2017 and September 24, 2016 was not significant.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock, RSUs, and PSUs.
The following table provides stock-based compensation by the financial statement line item in which it is reflected:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(in thousands)
Cost of revenue	$1,700	$1,608	$4,989	$4,957
Selling, general and administrative	9,826	8,992	27,913	27,690
Stock-based compensation, before income taxes	11,526	10,600	32,902	32,647
Provision for income taxes	(4,099)	(3,785)	(11,683)	(11,653)
Stock-based compensation, net of income taxes	$7,427	$6,815	$21,219	$20,994
During the nine months ended September 30, 2017, the Company granted stock options representing 0.6 million common shares with a per-share weighted-average grant date fair value of $18.30, RSUs representing 0.2 million common shares with a per-share weighted-average grant date fair value of $88.52, and PSUs representing 0.2 million common shares with a per-share weighted-average grant date fair value of $99.24. The maximum number of common shares to be issued upon vesting of PSUs granted during the nine months ended September 30, 2017 is 0.4 million.
12. FOREIGN CURRENCY CONTRACTS
The Company enters into foreign exchange forward contracts to limit its foreign currency exposure related to intercompany loans that are not of a long-term investment nature. These contracts are recorded at fair value in the Company’s unaudited condensed consolidated balance sheets and are not designated as hedging instruments. Any gains or losses on such contracts are immediately recognized in other income, net, and are largely offset by the remeasurement of the underlying intercompany loan balances.
The Company did not have any foreign currency contracts open as of September 30, 2017 and December 31, 2016.
The following table summarizes gains recognized on foreign exchange forward contracts related to intercompany loans denominated in Euros on the Company’s unaudited condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
Location of Gain	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(in thousands)
Other income, net	$—	$—	$—	$3,373
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
Lease Commitments
During the nine months ended September 30, 2017, the Company assumed or entered into new lease agreements or exercised options to extend the lease terms for certain existing leases. As a result, the Company’s lease obligations through 2032 increased by $37.9 million during the nine months ended September 30, 2017.
14. RESTRUCTURING AND ASSET IMPAIRMENTS
Workforce Reductions
In recent fiscal years, the Company has been undertaking productivity improvement initiatives at various facilities. The following table provides a rollforward of the Company’s severance and transition costs liabilities related to those initiatives:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(in thousands)
Beginning balance	$4,004	$3,678	$3,680	$2,969
Expense	690	4,015	2,900	8,135
Payments / utilization	(991)	(2,323)	(3,084)	(5,676)
Foreign currency adjustments	103	2	310	(56)
Ending balance	$3,806	$5,372	$3,806	$5,372
As of September 30, 2017, $3.4 million of severance and other personnel related costs liabilities were included in accrued compensation within the Company’s unaudited condensed consolidated balance sheets.
The following table presents severance and transition costs by classification within the unaudited condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(in thousands)
Cost of services provided and products sold (excluding amortization of intangible assets)	$240	$3,985	$1,717	$4,478
Selling, general and administrative	450	30	1,183	3,657
Total severance and transition costs	$690	$4,015	$2,900	$8,135
The following presents severance and transition related costs by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(in thousands)
RMS	$108	$618	$291	$618
DSA	135	3,367	675	7,487
Manufacturing	472	30	1,799	30
Unallocated corporate	(25)	—	135	—
Total severance and transition costs	$690	$4,015	$2,900	$8,135
Facilities
During the three months ended September 30, 2017, the Company continued the consolidation of certain DSA facilities in the U.S., Ireland, and the U.K. As a result, the Company recorded an asset impairment charge of $0.1 million and accelerated depreciation charges of $0.1 million related to the consolidation plans. During the three months ended September 24, 2016, the Company recorded an asset impairment charge of $4.3 million, other costs of $0.8 million, and accelerated depreciation charges of $0.1 million related to these activities. During the nine months ended September 30, 2017, the Company recorded other costs of $0.4 million, asset impairment charges of $0.3 million, and accelerated depreciation charges of $0.2 million related to the consolidation plans. During the nine months ended September 24, 2016, the Company recorded an asset impairment charge of $4.3 million, other costs of $0.8 million, and accelerated depreciation charges of $0.5 million related to these activities.
On November 8, 2017, as part of the Company’s efficiency initiatives, the Company committed to a plan to close its RMS production facility in Maryland before the end of 2018 and consolidate production in other facilities. The plan will result in costs incurred in the range of $18 million to $24 million in the fourth quarter of 2017 through fiscal 2018, primarily related to asset impairments (up to approximately $17 million), accelerated lease obligations (up to approximately $5 million), as well as severance, accelerated depreciation, and site consolidation costs. The majority of the costs are non-cash and are expected to be incurred in the fourth quarter of 2017. The cash portion of the costs are not expected to exceed $6 million.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SEGMENT INFORMATION
The Company’s three reportable segments are Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Support (Manufacturing).
The following table presents revenue and other financial information by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(in thousands)
RMS
Revenue	$122,020	$120,928	$373,183	$369,325
Operating income	30,726	31,224	102,016	103,055
Depreciation and amortization	5,272	5,245	15,309	15,613
Capital expenditures	6,762	2,532	13,769	5,966
DSA
Revenue	$246,946	$215,817	$726,796	$594,859
Operating income	46,616	31,303	136,966	94,514
Depreciation and amortization	20,333	20,671	58,667	51,228
Capital expenditures	10,127	4,509	25,552	13,860
Manufacturing
Revenue	$95,266	$88,975	$279,145	$250,459
Operating income	31,923	26,711	87,565	73,447
Depreciation and amortization	5,572	6,181	17,321	18,682
Capital expenditures	2,879	1,862	7,111	8,247
For the three months ended September 30, 2017 and September 24, 2016, reconciliations of segment operating income, depreciation and amortization, and capital expenditures to the respective consolidated amounts are as follows:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(in thousands)
Total reportable segments	$109,265	$89,238	$31,177	$32,097	$19,768	$8,903
Unallocated corporate	(35,281)	(30,443)	2,288	2,011	2,243	665
Total consolidated	$73,984	$58,795	$33,465	$34,108	$22,011	$9,568
For the nine months ended September 30, 2017 and September 24, 2016, reconciliations of segment operating income, depreciation and amortization, and capital expenditures to the respective consolidated amounts are as follows:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(in thousands)
Total reportable segments	$326,547	$271,016	$91,297	$85,523	$46,432	$28,073
Unallocated corporate	(101,781)	(102,688)	6,378	5,593	7,496	1,536
Total consolidated	$224,766	$168,328	$97,675	$91,116	$53,928	$29,609

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue for each significant product or service offering is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(in thousands)
RMS	$122,020	$120,928	$373,183	$369,325
DSA	246,946	215,817	726,796	594,859
Manufacturing	95,266	88,975	279,145	250,459
Total revenue	$464,232	$425,720	$1,379,124	$1,214,643
A summary of unallocated corporate expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(in thousands)
Stock-based compensation	$7,255	$6,739	$20,259	$20,593
Compensation, benefits, and other employee-related expenses	11,771	9,048	37,812	29,327
External consulting and other service expenses	6,729	4,545	16,581	16,377
Information technology	3,237	2,903	9,247	8,399
Depreciation	2,287	2,011	6,378	5,593
Acquisition and integration	1,327	2,033	2,539	13,056
Other general unallocated corporate	2,675	3,164	8,965	9,343
Total unallocated corporate expense	$35,281	$30,443	$101,781	$102,688
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
Segment Reporting
Our three reportable segments are Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Support (Manufacturing). Our RMS reportable segment includes the commercial production and sale of small research models, as well as the supply of large research models. RMS services includes: Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered models; Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models; and Insourcing Solutions (IS), which provides colony management of our clients’ research operations (including recruitment, training, staffing, and management services). Our DSA reportable segment includes services required to take a drug through the early development process including discovery services, which are non-regulated services to assist clients with the identification, screening, and selection of a lead compound for drug development, and regulated and non-regulated (GLP and non-GLP) safety assessment services. Our Manufacturing reportable segment includes Microbial Solutions, which provides in vitro (non-animal) lot-release testing products, microbial detection products, and species identification services; Biologics Testing Services (Biologics), which performs specialized testing of biologics; Avian Vaccine Services (Avian), which supplies specific-pathogen-free chicken eggs and chickens; and contract development and manufacturing (CDMO) services, which, until we divested this business on February 10, 2017, allowed us to provide formulation design and development, manufacturing, and analytical and stability testing for small molecules.
Recent Acquisitions and Divestiture
Our strategy is to augment internal growth of existing businesses with complementary acquisitions. Our principal recent acquisitions and divestiture are described below.
On August 4, 2017, we acquired Brains On-Line, a leading CRO providing critical data that advances novel therapeutics for the treatment of central nervous system (CNS) diseases. Brains On-Line strategically expands our existing CNS capabilities and establishes us as a single-source provider for a broad portfolio of discovery CNS services. The purchase price for Brains On-Line was $21.3 million in cash, subject to certain post-closing adjustments. In addition to the initial purchase price, the transaction includes potential additional payments of up to €6.7 million (approximately $7.9 million based on current exchange rates), based on future performance. The Brains On-Line business is reported as part of our DSA reportable segment.
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
On April 4, 2016, we acquired WIL Research, a provider of safety assessment and CDMO services to biopharmaceutical, agricultural, and industrial chemical companies worldwide. The acquisition enhanced our position as a leading, global, early-stage CRO by strengthening our ability to partner with clients across the drug discovery and development continuum. The purchase price for WIL Research was $604.8 million, including assumed liabilities of $0.4 million. The purchase price included payment for actual working capital of the acquired business. The acquisition was funded by cash on hand and borrowings on our $1.65 billion credit facility ($1.65B Credit Facility). WIL Research’s safety assessment and CDMO businesses are reported in our DSA and Manufacturing reportable segments, respectively. Following a strategic review that was finalized subsequent to our December 31, 2016 year end, we determined that the CDMO business was not optimized within our portfolio at its current scale, and that the capital could be better deployed in other long-term growth opportunities. On February 10, 2017, we completed the divestiture of our CDMO business to Quotient Clinical Ltd., based in London, England, for $75.0 million in proceeds, net of cash, cash equivalents, and working capital adjustments.
Overview of Results of Operations and Liquidity
Revenue for the three months ended September 30, 2017 was $464.2 million compared to $425.7 million in the corresponding period in 2016. This increase of $38.5 million, or 9.0%, was primarily due to growth in our DSA and Manufacturing segments. The positive effect of changes in foreign currency exchange rates increased revenue by $4.3 million, or 1.0%, when compared to the corresponding period in 2016. Revenue for the nine months ended September 30, 2017 was $1,379.1 million compared to $1,214.6 million in the corresponding period in 2016. This increase of $164.5 million, or 13.5%, was primarily due to growth in our DSA and Manufacturing segments, which was partially offset by the negative effect of changes in foreign currency exchange rates which decreased revenue by $11.6 million, or 1.0%.
In the three months ended September 30, 2017, our operating income and operating income margin were $74.0 million and 15.9%, respectively, compared with $58.8 million and 13.8%, respectively, in 2016. In the nine months ended September 30, 2017, our operating income and operating income margin were $224.8 million and 16.3%, respectively, compared with $168.3 million and 13.9%, respectively, in 2016. The increases in operating income and operating income margin were primarily due to increased demand in our DSA segment, the effects of our recent acquisitions, and various productivity initiatives.
Net income attributable to common stockholders increased to $52.5 million in the three months ended September 30, 2017, from $37.7 million in the corresponding period of 2016. Net income attributable to common stockholders increased to $153.2 million in the nine months ended September 30, 2017, from $110.1 million in the corresponding period of 2016. The increase in net income attributable to common stockholders was primarily due to the reasons discussed above. In addition, the increase in net income included a gain on the CDMO divestiture and higher gains on our venture capital investments, partially offset by an increase in the provision for income taxes.
During the first nine months of 2017, our cash flow from operations was $193.8 million compared with $198.3 million for 2016. The decrease was primarily driven by negative changes in operating assets and liabilities due to the timing of our accounts payable and accrued compensation payments, a gain on divestiture, and a decrease in deferred revenue. These decreases were partially offset by an increase in income from continuing operations.
In November 2017, as part of our efficiency initiatives, we committed to a plan to close our RMS production facility in Maryland before the end of 2018 and consolidate production in other facilities. The plan will result in costs incurred in the range of $18 million to $24 million in the fourth quarter of 2017 through fiscal 2018, primarily related to asset impairments, accelerated lease obligations, severance, accelerated depreciation, and site consolidation costs. The majority of the costs are non-cash and are expected to be incurred in the fourth quarter of 2017.

Results of Operations
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 24, 2016
Revenue
The following tables present consolidated revenue by type and by reportable segment:

	Three Months Ended
	September 30, 2017	September 24, 2016	$ change	% change
	(in millions, except percentages)
Service revenue	$326.7	$292.8	$33.9	11.6%
Product revenue	137.5	132.9	4.6	3.5%
Total revenue	$464.2	$425.7	$38.5	9.0%

	Three Months Ended
	September 30, 2017	September 24, 2016	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$122.0	$120.9	$1.1	0.9%	0.5%
DSA	246.9	215.8	31.1	14.4%	0.9%
Manufacturing	95.3	89.0	6.3	7.1%	1.8%
Total revenue	$464.2	$425.7	$38.5	9.0%	1.0%
RMS revenue increased by $1.1 million due primarily to higher research model product revenue in China, higher research model services revenue attributable to the IS and GEMS businesses, and the positive effect of changes in foreign currency exchange rates; partially offset by lower research model product revenue outside of China, and lower service revenue in the RADS business.
DSA revenue increased $31.1 million due primarily to increased demand from mid-tier biotechnology clients. The Safety Assessment business had higher service revenue as a result of growth of the business, including favorable volume, mix of services, and pricing; and the Discovery Services business had higher service revenue, primarily as a result of the acquisitions of Agilux and Brains On-Line that contributed $10.3 million and $1.5 million to service revenue growth, respectively. The positive effect of changes in foreign currency exchange rates also contributed to the increase in DSA revenue.
Manufacturing revenue increased $6.3 million due primarily to higher demand for endotoxin products in the Microbial Solutions business, increased demand in the Biologics business, and by the positive effect of changes in foreign currency exchange rates; partially offset by the absence of revenue related to the CDMO business of WIL Research, that contributed $3.8 million of service revenue in the corresponding period in 2016.
Cost of Services Provided and Products Sold (Excluding Amortization of Intangible Assets)
The following tables present consolidated cost of services provided and products sold (excluding amortization of intangible assets) (Costs) by type and by reportable segment:

	Three Months Ended
	September 30, 2017	September 24, 2016	$ change	% change
	(in millions, except percentages)
Cost of services provided	$219.3	$200.1	$19.2	9.6%
Cost of products sold	67.7	69.4	(1.7)	(2.4)%
Total cost of services provided and products sold (excluding amortization of intangible assets)	$287.0	$269.5	$17.5	6.5%

	Three Months Ended
	September 30, 2017	September 24, 2016	$ change	% change
	(in millions, except percentages)
RMS	$75.7	$73.0	$2.7	3.7%
DSA	167.0	152.5	14.5	9.5%
Manufacturing	44.3	44.0	0.3	0.9%
Total cost of services provided and products sold (excluding amortization of intangible assets)	$287.0	$269.5	$17.5	6.5%
Costs for the three months ended September 30, 2017 increased $17.5 million, or 6.5%, compared to the corresponding period in 2016. Costs as a percentage of revenue for the three months ended September 30, 2017 were 61.8%, a decrease of 1.5% from 63.3% for the corresponding period in 2016.
RMS Costs increased $2.7 million due primarily to increased employee compensation costs and increased facility investments in China. RMS Costs as a percentage of revenue for the three months ended September 30, 2017 were 62.0%, an increase of 1.6% from 60.4% for the corresponding period in 2016.
DSA Costs increased $14.5 million due primarily to an increase in Safety Assessment Costs due to growth of the business, and higher compensation costs; an increase in Discovery Services Costs, which included a higher service cost base due to the acquisitions of Agilux and Brains On-Line, as well as increased compensation costs; and the unfavorable effect of changes in foreign currency exchange rates. DSA Costs as a percentage of revenue for the three months ended September 30, 2017 were 67.6%, a decrease of 3.1% from 70.7% for the corresponding period in 2016, due primarily to higher volume and productivity improvements.
Manufacturing Costs increased $0.3 million due primarily to an increase in Biologics Costs resulting from growth of the business; and by the unfavorable effect of changes in foreign currency exchange rates; partially offset by a decrease in CDMO Costs related to the divestiture of the CDMO business. Manufacturing Costs as a percentage of revenue for the three months ended September 30, 2017 were 46.5%, a decrease of 2.9% from 49.4% for the corresponding period in 2016, due primarily to the divestiture of the CDMO business, higher volume, and productivity improvements.
Selling, General and Administrative Expenses

	Three Months Ended
	September 30, 2017	September 24, 2016	$ change	% change
	(in millions, except percentages)
RMS	$15.2	$16.1	$(0.9)	(5.9)%
DSA	25.7	23.5	2.2	9.8%
Manufacturing	16.7	15.7	1.0	6.5%
Unallocated corporate	35.3	30.4	4.9	15.9%
Total selling, general and administrative	$92.9	$85.7	$7.2	8.4%
Selling, general and administrative expenses (SG&A) for the three months ended September 30, 2017 increased $7.2 million, or 8.4%, compared to the corresponding period in 2016. SG&A as a percentage of revenue for the three months ended September 30, 2017 was 20.0%, a decrease of 0.1%, from 20.1% for the corresponding period in 2016.
The decrease in RMS SG&A of $0.9 million was primarily related to expense controls. RMS SG&A as a percentage of revenue for the three months ended September 30, 2017 was 12.4%, a decrease of 0.9% from 13.3% for the corresponding period in 2016.
The increase in DSA SG&A of $2.2 million was primarily related to an increase in compensation, benefits, and other employee-related expenses to support the growth of the business. DSA SG&A as a percentage of revenue for the three months ended September 30, 2017 was 10.4%, a decrease of 0.5% from 10.9% for the corresponding period in 2016.
The increase in Manufacturing SG&A of $1.0 million was primarily related to an increase in compensation, benefits, and other employee-related expenses to support the growth of the business. Manufacturing SG&A as a percentage of revenue for the three months ended September 30, 2017 was 17.5%, a decrease of 0.1% from 17.6% for the corresponding period in 2016.
The increase in unallocated corporate SG&A of $4.9 million was related to an increase in compensation, benefits, and other employee-related expenses and an increase in planned investments in IT projects.

Amortization of Intangible Assets
Amortization of intangible assets for the three months ended September 30, 2017 was $10.4 million, a decrease of $1.4 million, or 12.4%, from $11.8 million for the corresponding period in 2016, due primarily to certain intangible assets becoming fully amortized and the disposal of certain amortizable intangible assets in connection with the CDMO business divestiture; partially offset by the amortization of certain intangible assets acquired in connection with the Brains On-Line and Agilux acquisitions.
Interest Income
Interest income, which represents earnings on cash, cash equivalents, and time deposits, was $0.1 million and $0.5 million for the three months ended September 30, 2017 and the corresponding period in 2016, respectively.
Interest Expense
Interest expense for the three months ended September 30, 2017 was $7.7 million, an increase of $0.6 million, or 8.3%, compared to $7.1 million for the corresponding period in 2016. The increase was due primarily to the increase in interest rates in the current period, partially offset by lower average balances outstanding under our $1.65B Credit Facility compared to the corresponding period in 2016.
Other Income, Net
Other income, net, was $6.5 million for the three months ended September 30, 2017, an increase of $5.5 million, or 538.0%, compared to $1.0 million for the corresponding period in 2016. The increase in other income, net, was driven by higher gains recognized related to our venture capital investments of $5.4 million and the absence of a $0.7 million gain on remeasurement of previously held equity interest in an entity acquired in a step acquisition compared to the corresponding period in 2016. The increase was partially offset by the absence of a $1.5 million charge recorded in the corresponding period in 2016 in connection with the modification of the option to purchase the remaining 13% equity interest in Vital River, and lower net gains on life insurance policy investments of $0.3 million.
Income Taxes
Income tax expense for the three months ended September 30, 2017 was $19.9 million, an increase of $4.3 million compared to $15.6 million for the corresponding period in 2016. Our effective tax rate was 27.3% for the three months ended September 30, 2017, compared to 29.2% for the corresponding period in 2016. The decrease in our effective tax rate was primarily attributable to a tax benefit of $1.2 million related to the settlement of competent authority proceedings, and the excess tax benefit associated with stock compensation of $0.9 million as a result of the adoption of Accounting Standards Update (ASU) 2016-09, “Improvements to Employee Share-Based Payment Accounting”.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 24, 2016
Revenue
The following tables present consolidated revenue by type and by reportable segment:

	Nine Months Ended
	September 30, 2017	September 24, 2016	$ change	% change
	(in millions, except percentages)
Service revenue	$960.6	$806.4	$154.2	19.1%
Product revenue	418.5	408.2	10.3	2.5%
Total revenue	$1,379.1	$1,214.6	$164.5	13.5%

	Nine Months Ended
	September 30, 2017	September 24, 2016	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$373.2	$369.3	$3.9	1.0%	(1.1)%
DSA	726.8	594.8	132.0	22.2%	(1.1)%
Manufacturing	279.1	250.5	28.6	11.5%	(0.4)%
Total revenue	$1,379.1	$1,214.6	$164.5	13.5%	(1.0)%
RMS revenue increased by $3.9 million due to higher research model product revenue in China, and higher research model services revenue attributable to the IS and GEMS businesses; partially offset by the negative effect of changes in foreign currency exchange rates and lower service revenue in the RADS business.

DSA revenue increased $132.0 million due primarily to higher service revenue in the Safety Assessment business as a result of the WIL Research acquisition, which contributed $62.5 million to service revenue, as well as growth of the legacy business, including favorable volume, mix of services, and pricing; higher service revenue in the Discovery Services business, primarily as a result of the acquisitions of Agilux and Brains On-line that contributed $28.6 million and $1.5 million to service revenue, respectively; partially offset by the negative effect of changes in foreign currency exchange rates. Revenue growth was driven by increased demand from mid-tier biotechnology clients and global biopharmaceuticals clients.
Manufacturing revenue increased $28.6 million due primarily to higher demand for endotoxin products in the Microbial Solutions business; increased demand in the Biologics business, which included the acquisition of Blue Stream that contributed $3.5 million to service revenue; partially offset by the absence of $5.8 million of service revenue related to the CDMO business; lower product revenue in the Avian business; and by the negative effect of changes in foreign currency exchange rates.
Cost of Services Provided and Products Sold (Excluding Amortization of Intangible Assets)
The following tables present consolidated costs of services provided and products sold (excluding amortization of intangible assets) by type and by reportable segment:

	Nine Months Ended
	September 30, 2017	September 24, 2016	$ change	% change
	(in millions, except percentages)
Cost of services provided	$640.9	$543.6	$97.3	17.9%
Cost of products sold	203.7	204.3	(0.6)	(0.3)%
Total cost of services provided and products sold (excluding amortization of intangible assets)	$844.6	$747.9	$96.7	12.9%

	Nine Months Ended
	September 30, 2017	September 24, 2016	$ change	% change
	(in millions, except percentages)
RMS	$224.8	$217.3	$7.5	3.5%
DSA	488.2	409.8	78.4	19.1%
Manufacturing	131.6	120.8	10.8	8.9%
Total cost of services provided and products sold (excluding amortization of intangible assets)	$844.6	$747.9	$96.7	12.9%
Costs for the nine months ended September 30, 2017 increased $96.7 million, or 12.9%, compared to the corresponding period in 2016. Costs as a percentage of revenue for the nine months ended September 30, 2017 remained relatively consistent at 61.2%, a decrease of 0.4% from 61.6% for the corresponding period in 2016.
RMS Costs increased $7.5 million due primarily to increased employee compensation costs and increased facility investments in China; partially offset by the favorable effect of changes in foreign currency exchange rates. RMS Costs as a percentage of revenue for the nine months ended September 30, 2017 were 60.2%, an increase of 1.4% from 58.8% for the corresponding period in 2016, due primarily to lower research model volume, higher compensation costs, and facility investments.
DSA Costs increased $78.4 million due primarily to an increase in Safety Assessment Costs, which included a higher service cost base due to the WIL Research acquisition and the growth of the legacy services business, and higher compensation; an increase in Discovery Services Costs, which included a higher service cost base due to the acquisitions of Agilux and Brains On-Line, and higher compensation costs; partially offset by the favorable effect of changes in foreign currency exchange rates. DSA Costs as a percentage of revenue for the nine months ended September 30, 2017 were 67.2%, a decrease of 1.7% from 68.9% for the corresponding period in 2016, due primarily to higher volume and productivity improvements.
Manufacturing Costs increased $10.8 million due primarily to an increase in Biologics Costs resulting from the growth of the business and the acquisition of Blue Stream; partially offset by a decrease in CDMO Costs related to the divestiture of the CDMO business. Manufacturing Costs as a percentage of revenue for the nine months ended September 30, 2017 were 47.1%, a decrease of 1.1% from 48.2% for the corresponding period in 2016, due primarily to higher volume and productivity improvements.

Selling, General and Administrative Expenses

	Nine Months Ended
	September 30, 2017	September 24, 2016	$ change	% change
	(in millions, except percentages)
RMS	$45.1	$47.2	$(2.1)	(4.4)%
DSA	79.6	71.5	8.1	11.3%
Manufacturing	52.4	47.7	4.7	10.0%
Unallocated corporate	101.8	102.7	(0.9)	(0.9)%
Total selling, general and administrative	$278.9	$269.1	$9.8	3.6%
SG&A for the nine months ended September 30, 2017 increased $9.8 million, or 3.6%, compared to the corresponding period in 2016. SG&A as a percentage of revenue for the nine months ended September 30, 2017 was 20.2%, a decrease of 2.0%, from 22.2% for the corresponding period in 2016, which was driven by the DSA segment as discussed below.
The decrease in RMS SG&A of $2.1 million was primarily related to a decrease in operating expenses, including information technology infrastructure and facility expenses. RMS SG&A as a percentage of revenue for the nine months ended September 30, 2017 was 12.1%, a decrease of 0.7% from 12.8% for the corresponding period in 2016.
The increase in DSA SG&A of $8.1 million was primarily related to an increase in compensation, benefits, and other employee-related expenses to support the growth of the business. DSA SG&A as a percentage of revenue for the nine months ended September 30, 2017 was 10.9%, a decrease of 1.1% from 12.0% for the corresponding period in 2016.
The increase in Manufacturing SG&A of $4.7 million was primarily related to an increase in compensation, benefits, and other employee-related expenses to support the growth of the business. Manufacturing SG&A as a percentage of revenue for the nine months ended September 30, 2017 was 18.8%, a decrease of 0.2% from 19.0% for the corresponding period in 2016.
The decrease in unallocated corporate SG&A of $0.9 million was primarily related to a decrease in costs associated with the evaluation and integration of acquisitions; partially offset by an increase in compensation, benefits, and other employee-related expenses.
Amortization of Intangible Assets
Amortization of intangible assets for the nine months ended September 30, 2017 was $30.9 million, an increase of $1.5 million, or 5.2%, from $29.4 million for the corresponding period in 2016, due primarily to the amortization of certain intangible assets acquired in connection with the WIL Research, Blue Stream, Agilux, and Brains On-Line acquisitions.
Interest Income
Interest income, which represents earnings on cash, cash equivalents, and time deposits, was $0.5 million for the nine months ended September 30, 2017, a decrease of $0.5 million, or 50.7%, compared to $1.0 million for the corresponding period in 2016.
Interest Expense
Interest expense for the nine months ended September 30, 2017 was $22.1 million, an increase of $1.9 million, or 9.2%, compared to $20.2 million for the corresponding period in 2016. The increase was due primarily to higher average balances outstanding and higher average interest rates under our $1.65B Credit Facility as a result of a higher leverage ratio; partially offset by the increase in the corresponding period in 2016 attributed to the write-off of a portion of debt issuance costs in connection with the modification of our prior $1.3B Credit Facility.
Other Income, Net
Other income, net was $24.7 million for the nine months ended September 30, 2017, an increase of $14.6 million, or 145.5%, compared to $10.1 million for the corresponding period in 2016. The increase in other income, net was driven by a $10.6 million gain recognized as a result of the divestiture of the CDMO business; an increase of $4.0 million in gains recognized related to our venture capital investments; higher net gains on life insurance policy investments of $1.4 million; and the absence of a $0.7 million gain recorded in the corresponding period in 2016 on remeasurement of a previously held equity interest in an entity acquired in a step acquisition; partially offset by a decrease of $2.0 million from changes in foreign currency exchange rates; and the absence of a $1.5 million charge recorded in the corresponding period in 2016 in connection with the modification of the option to purchase the remaining 13% equity interest in Vital River.
Income Taxes
Income tax expense for the nine months ended September 30, 2017 was $73.3 million, an increase of $24.9 million compared to $48.4 million for the corresponding period in 2016. Our effective tax rate was 32.2% for the nine months ended September 30, 2017, compared to 30.4% for the corresponding period in 2016. The increase was primarily attributable to the tax on the gain on the divestiture of the CDMO business of $18.0 million, offset by the excess tax benefit associated with stock compensation of $9.7 million as a result of the adoption of ASU 2016-09.
Liquidity and Capital Resources
We currently require cash to fund our working capital needs, capital expansion, acquisitions, pay our debt and pension obligations. Our principal sources of liquidity have been our cash flows from operations, supplemented by long-term borrowings. Based on our current business plan, we believe that our existing funds, when combined with cash generated from operations and our access to financing resources, are sufficient to fund our operations for the foreseeable future.
The following table presents our cash, cash equivalents and investments:

	September 30, 2017	December 31, 2016
	(in millions)
Cash and cash equivalents:
Held in U.S. entities	$8.7	$10.6
Held in non-U.S. entities	114.9	107.0
Total cash and cash equivalents	123.6	117.6
Investments:
Held in non-U.S. entities	30.4	3.8
Total cash, cash equivalents and investments	$154.0	$121.4
Borrowings
On March 30, 2016, we amended and restated our $1.3 billion credit facility, creating our $1.65B Credit Facility which (1) extends the maturity date for the credit facility, and (2) makes certain other amendments in connection with our acquisition of WIL Research. The $1.65B Credit Facility provides for up to $1.65 billion in financing, including a $650.0 million term loan facility and a $1.0 billion multi-currency revolving credit facility. The term loan facility matures in 19 quarterly installments, with the last installment due March 30, 2021. The revolving credit facility matures on March 30, 2021, and requires no scheduled payment before that date.
Amounts outstanding under the $1.65B Credit Facility were as follows:

	September 30, 2017	December 31, 2016
	(in millions)
Term loans	$609.4	$633.8
Revolving credit facility	545.4	578.8
Total	$1,154.8	$1,212.6
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
Repurchases of Common Stock
During the nine months ended September 30, 2017, we repurchased 1.0 million shares for $90.6 million under our authorized stock repurchase program. On May 9, 2017, our Board of Directors increased the stock repurchase authorization by $150 million, to an aggregate amount of $1.3 billion. As of September 30, 2017, we had $129.1 million remaining on the authorized stock repurchase program. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the nine months ended September 30, 2017, we acquired 0.2 million shares for $16.3 million through such netting.

Cash Flows
The following table presents our net cash provided by operating activities:

	Nine Months Ended
	September 30, 2017	September 24, 2016
	(in millions)
Income from continuing operations	$154.6	$110.8
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities	134.6	123.6
Changes in operating assets and liabilities	(95.4)	(36.1)
Net cash provided by operating activities	$193.8	$198.3
Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our income from continuing operations for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, deferred income taxes, and gains on divestitures, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For the nine months ended September 30, 2017, compared to the nine months ended September 24, 2016, the decrease in cash provided by operating activities was primarily driven by negative changes in operating assets and liabilities due to the timing of our accounts payable and accrued compensation payments, a gain on divestiture, and a decrease in deferred revenue. These decreases were partially offset by an increase in income from continuing operations. Our days sales outstanding, which includes deferred revenue as an offset to accounts receivable but is not adjusted for an allowance for doubtful accounts in the calculation, was 54 days as of September 30, 2017, and 52 days as of December 31, 2016.
The following table presents our net cash used in investing activities:

	Nine Months Ended
	September 30, 2017	September 24, 2016
	(in millions)
Acquisition of businesses and assets, net of cash acquired	$(22.5)	$(597.6)
Capital expenditures	(53.9)	(29.6)
Investments, net	(35.6)	5.7
Proceeds from divestiture	72.5	—
Other, net	(0.3)	3.8
Net cash used in investing activities	$(39.8)	$(617.7)
For the nine months ended September 30, 2017, the primary use of cash used in investing activities related to our capital expenditures to support the growth of the business, net investments, and our acquisition of Brains On-Line, partially offset by the proceeds from the divestiture of the CDMO business. The primary use of cash used in investing activities in the nine months ended September 24, 2016 was related to our acquisition of WIL Research in April 2016.
The following table presents our net cash (used in) provided by financing activities:

	Nine Months Ended
	September 30, 2017	September 24, 2016
	(in millions)
Proceeds from long-term debt and revolving credit facility	$229.3	$926.8
Proceeds from exercises of stock options	35.1	21.6
Payments on long-term debt, revolving credit facility and capital lease obligations	(309.3)	(527.0)
Purchase of treasury stock	(106.9)	(12.2)
Other, net	(3.7)	(4.5)
Net cash (used in) provided by financing activities	$(155.5)	$404.7

For the nine months ended September 30, 2017, net cash used in financing activities reflected treasury stock purchases of $106.9 million made pursuant to our authorized stock repurchase program and the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements; and net payments of $80.0 million on long-term debt, revolving credit facility, and capital lease obligations; partially offset by proceeds from exercises of employee stock options of $35.1 million. For the nine months ended September 24, 2016, cash provided by financing activities reflected net borrowings on long-term debt, revolving credit facility, and capital lease obligations of $399.8 million, and proceeds from exercises of employee stock options of $21.6 million; partially offset by treasury stock purchases of $12.2 million due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements.
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
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act, except as disclosed below.
Venture Capital Investments
We invest in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. Our total commitment to the funds as of September 30, 2017, was $87.7 million, of which we funded $48.0 million through September 30, 2017. Refer to Note 4, “Venture Capital Investments” in our notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.
Letters of Credit
Our off-balance sheet commitments related to our outstanding letters of credit as of September 30, 2017 were $4.9 million.
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
We believe that our application of the following accounting policies, each of which requires significant judgments and estimates on the part of management, is the most critical to aid in fully understanding and evaluating our reported financial results: (1) revenue recognition, (2) income taxes, (3) goodwill and intangible assets, (4) valuation and impairment of long-lived assets, (5) pension and other retirement benefit plans, and (6) stock-based compensation. Our critical accounting policies are described in our Annual Report on Form 10-K for fiscal year 2016.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in our notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Other than ASU 2016-18, 2016-15 and 2016-09 discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the nine months ended September 30, 2017 that had a significant effect on our unaudited condensed consolidated financial statements included in this report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Interest Rate Risk

We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of September 30, 2017, our debt portfolio was comprised primarily of floating interest rate borrowings. A 100-basis point increase in interest rates would increase our annual pre-tax interest expense by $11.5 million.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currencies. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound, Canadian Dollar, Chinese Yuan Renminbi, and Japanese Yen. During the nine months ended September 30, 2017, the most significant drivers of foreign currency translation adjustment the Company recorded as part of other comprehensive income (loss) were the Euro, British Pound, Japanese Yen, and Canadian Dollar.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue and expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the nine months ended September 30, 2017, our revenue would have decreased by approximately $52.9 million and our operating income would have decreased by approximately $4.0 million, if the U.S. dollar exchange rate had strengthened by 10.0%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policies. We do not enter into speculative derivative agreements.
During the nine months ended September 30, 2017, we utilized foreign exchange contracts, principally to hedge certain balance sheet exposures resulting from foreign currency fluctuations. No foreign currency contracts were open as of September 30, 2017.
Item 4. Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, as of September 30, 2017. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
(b) Changes in Internal Controls
The Company continued to execute a plan to centralize certain accounting transaction processing functions to internal shared service centers during the three months ended September 30, 2017. There were no other material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2017 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended September 30, 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
July 2, 2017 to July 29, 2017	—	$—	—	$165,138
July 30, 2017 to August 26, 2017	250,355	101.44	250,000	139,776
August 27, 2017 to September 30, 2017	100,042	106.71	100,000	129,105
Total	350,397		350,000
On May 9, 2017, our Board of Directors increased the stock repurchase authorization by $150 million, to an aggregate amount of $1.3 billion. As of September 30, 2017, we had $129.1 million remaining on the authorized stock repurchase program.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

November 9, 2017	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

November 9, 2017	/s/ DAVID R. SMITH
David R. Smith Corporate Executive Vice President and Chief Financial Officer