Form 10-K
period 2017-12-30
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2018-02-13
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On July 1, 2017, the aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant was approximately $4,728,183,315. As of January 26, 2018, there were 47,428,916 shares of the Registrant’s common stock outstanding, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders scheduled to be held on May 8, 2018, which will be filed with the Securities and Exchange Commission (SEC) not later than 120 days after December 30, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2018 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR 2017

PART I
Item 1. Business
General
This Annual Report on Form 10-K contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could” and other similar expressions that are predictions, indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: goodwill and asset impairments still under review; future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with leading pharmaceutical companies and venture capital limited partnerships, and opportunities for future similar arrangements; our cost structure; the impact of completed and in-process acquisitions (including Argenta, BioFocus, VivoPath, ChanTest, Sunrise, Celsis, Oncotest, WIL Research, Blue Stream, Agilux, Brains On-Line, KWS BioTest, and MPI Research) and the timing of closing of in-process acquisitions; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including gains and losses attributable to businesses we plan to close, consolidate or divest; changes in our expectations regarding future stock option, restricted stock, performance share units and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our liquidity. In addition, these statements include the impact of economic and market conditions on us and our clients; the effects of our cost-saving actions and the steps to optimize returns to shareholders on an effective and timely basis.
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
Corporate History
We began operating in 1947 and since then, we have undergone several changes to our business structure. Charles River Laboratories International, Inc. was incorporated in 1994 and in 2000 we completed our initial public offering. Our stock is traded on the New York Stock Exchange under the symbol “CRL” and is included in the Standard & Poor's MidCap 400, 1000 and Composite 1500 indices, the Dow Jones U.S. Health Care Index, the NYSE Arca Biotechnology Index, the NYSE Composite, and many of the Russell indices, among others. We are headquartered in Wilmington, Massachusetts. Our headquarters mailing address is 251 Ballardvale Street, Wilmington, MA, 01887, and the telephone number at that location is (781) 222-6000. Our Internet site is www.criver.com. Material contained on our Internet site is not incorporated by reference into this Form 10-K. Unless the context otherwise requires, references in this Form 10-K to “Charles River,” “we,” “us” “the Company” or “our” refer to Charles River Laboratories International, Inc. and its subsidiaries.
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
Development activities, which follow, and which can take up to 7 to 10 years, are directed at demonstrating the safety, tolerability, and clinical efficacy of the selected drug candidates. During the non-clinical stage of the development process, a drug candidate is tested in vitro (non-animal, typically on a cellular or sub-cellular level in a test tube or multi-well petri plate) and in vivo (in research models) to support planned or on-going human clinical trials.
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
For over 70 years, we have been in the business of providing the research models required in research and development of new drugs, devices, and therapies. Over this time, we have built upon our core competency of in vivo biology to develop a diverse and expanding portfolio of products and services, which now encompasses the broader early-stage drug research process. Our client base includes global pharmaceutical companies, biotechnology companies, government agencies, and hospitals and academic institutions around the world. We currently operate approximately 80 facilities in 23 countries worldwide, which numbers exclude our Insourcing Solutions (IS) sites. Our products and services, supported by our global infrastructure and deep scientific expertise, enable our clients to overcome many of the challenges of early-stage life sciences research. In 2017, our total revenue was $1.9 billion and our operating income from continuing operations, before income taxes, was $297.0 million.
We have three reporting segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Support (Manufacturing).
Through our RMS segment, we have been supplying research models to the drug development industry since 1947. With over 150 different strains, we continue to maintain our position as a global leader in the production and sale of the most widely used rodent research model strains, principally genetically and microbiologically defined purpose-bred rats and mice. We also provide a variety of related services that are designed to assist our clients in supporting the use of research models in drug discovery and development. We maintain multiple production centers, including barrier rooms and/or isolator facilities, on three continents (North America, Europe, and Asia). In 2017, RMS accounted for 26.6% of our total revenue and approximately 3,200 of our employees, including approximately 100 science professionals with advanced degrees.
Our DSA business segment provides services that enable our clients to outsource their innovative drug discovery research, their related drug development activities, and their regulatory-required regulatory safety testing of potential new drugs, industrial and agricultural chemicals and medical devices to us. The demand for these services has historically been driven by the needs of large global pharmaceutical companies that have exceeded their internal capacity and by the needs of biotechnology companies and non-governmental organizations (NGOs) who traditionally outsourced most of their discovery, development and safety testing programs. Global pharmaceutical, biotechnology, and chemical companies choose to outsource their discovery, development, and safety activities because outsourcing reduces the significant investment in personnel and facilities and capital resources necessary to efficiently and effectively conduct required scientific studies. Additionally, outsourcing to Charles River provides companies access to scientific expertise that they may not have internally or otherwise available to them.
We are the largest provider of drug discovery, non-clinical development, and safety testing services worldwide and offer a comprehensive portfolio of services required for regulatory submission of pharmaceuticals, and industrial and agricultural chemicals. We have extensive expertise in the discovery of small molecule clinical candidates and in the design, execution, and reporting of safety assessment studies for numerous types of compounds including small and large molecule pharmaceuticals, industrial and agricultural chemicals, biocides and medical devices. We currently provide discovery and safety assessment services at multiple facilities located in the United States (U.S.), Canada, and Europe. Our DSA segment represented 52.8% of our total revenue in 2017 and employed approximately 6,400 of our employees including approximately 1,000 science professionals with advanced degrees.
Through our Manufacturing segment, we help ensure the safe production and release of products manufactured by our clients. Our Microbial Solutions business provides in vitro methods for conventional and rapid quality control testing of sterile and non-sterile pharmaceuticals and consumer products. Our Biologics Testing Solutions business provides specialized testing of biologics and devices frequently outsourced by global pharmaceutical and biotechnology companies. Our Avian Vaccine Services business provides specific-pathogen-free (SPF) fertile chicken eggs, SPF chickens and diagnostic products used to manufacture vaccines.
In 2017, Manufacturing accounted for 20.7% of our total revenue from continuing operations and approximately 1,500 of our employees, including approximately 100 science professionals with advanced degrees.
In recent years, we have focused our efforts on improving the efficiency of our global operations to enhance our ability to support our key clients. Our key pharmaceutical and biotechnology clients are increasingly seeking full service, “one-stop” global partners to whom they can outsource more of their drug discovery and development efforts. It is estimated that the market for regulated safety assessment services is at least 50% outsourced, while emerging growth areas such as early and in vivo discovery and certain research model services are currently believed to be less outsourced.
Research Models and Services (RMS). Our RMS segment is comprised of (1) Research Models and (2) Research Model Services.
Research Models. Our Research Models business is comprised of the production and sale of research models.
Research Models. A significant portion of this business involves the commercial production and sale of research models, principally purpose-bred rats and mice for use by researchers. We provide our rodent models to numerous clients around the world, including most pharmaceutical companies, a broad range of biotechnology companies, and many government agencies, hospitals, and academic institutions. We have a global footprint with production facilities strategically located in 8 countries, in close proximity to our clients. Our research models include standard stocks and strains and disease models such as those with compromised immune systems, which are in demand as early-stage research tools. The FDA and foreign regulatory agencies typically require that the safety and efficacy of new drug candidates be tested on research models like ours prior to testing in humans. As a result, our research models are an essential part of the drug discovery and development process.
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
Certain of our research models are proprietary rodent models used to research treatments for diseases such as diabetes, obesity, cardiovascular, cancer and kidney disease.
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
Genetically Engineered Models and Services (GEMS). We create, breed and maintain research models required by our clients for biomedical research activities. The creation of a genetically engineered model (GEM) is a critical scientific event, but it is only the first step in the discovery process, and our scientists can advise clients on how to efficiently create custom models utilizing together with in-licensed technologies and approaches to modify the genome. Through our phenotyping platforms we can also design and conduct the relevant studies and tests allowing characterization of the generated models. Productive utilization of GEMs requires significant additional technical expertise in order to properly support basic and early discovery research. We provide breeding expertise and colony development, quarantine, health and genetic testing and monitoring, germplasm cryopreservation, and rederivation including assisted reproduction and model creation. Our team of project managers is supported by a technologically advanced Internet Colony Management (ICM™) system that allows for real-time data exchange. We provide these services to clients around the world, including pharmaceutical and biotechnology companies, hospitals, universities, and government agencies.
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
Research Animal Diagnostic Services (RADS). We monitor and analyze the health profiles of our clients’ research models and research biologics by providing infectious agents and pathology assessment. We developed this capability internally in order to address the quality control of our research model business. We are able to serve as our clients’ sole-source testing laboratory, or as an alternative source supporting our clients’ internal laboratory capabilities. We believe we are the reference laboratory of choice for health assessment of laboratory research models and an industry leader in the field of laboratory animal diagnostics.
Discovery and Safety Assessment (DSA)
We currently offer discovery and safety assessment services, both regulated and non-regulated, in which we include both in vitro and in vivo studies, supporting laboratory services, and strategic non-clinical consulting and program management to support product development.
Discovery Services. We offer a full spectrum of discovery services from identification of a novel druggable target, followed by high-throughput screening and medicinal chemistry, through delivery of non-clinical drug and therapeutic candidates ready for safety assessment. Our Early Discovery and In Vivo Discovery businesses are integrated into a single business line - Discovery Services - as evidence of our efforts to streamline and enhance the support we can provide for clients’ integrated drug discovery programs. One seamless discovery organization allows us to better engage with clients at the earliest stages of drug discovery and support their complex scientific needs. We support a variety of therapeutic areas including oncology, central nervous system, bone and musculoskeletal, inflammation, metabolic diseases, respiratory and fibrotic diseases, cardiovascular, gastrointestinal, genito-urinary, anti-infectives, and ophthalmology. We also provide expertise in the growing area of rare and orphan diseases, which are typically diseases of high unmet medical need in smaller patient populations, such as myotonic dystrophy, cystic fibrosis, and Huntington’s Disease. We believe there are emerging opportunities to assist our clients in a variety of drug discovery applications and platforms from target discovery to candidate selection.
Early Discovery. We are a global leader in integrated drug discovery services, with a predominant focus on in vitro biology capabilities and medicinal chemistry. Our knowledge and expertise allow us to support our clients as they drive their molecules forward through design and implementation of clear program plans. Our full suite of service offerings allows us to support our clients at the earliest stages of their research, and to stay with them through the entire early-stage process. Our Early Discovery service capabilities include: target discovery and validation (which includes custom in vivo and in vitro genome editing), hit identification, medicinal chemistry, scale-up chemistry and testing how a drug is absorbed, distributed in the body, metabolized, and excreted (ADME). We also offer ion channel testing for both discovery and non-clinical purposes. Our genome editing capabilities enable us to develop more translational research models designed to enhance scientific understanding and improve the efficiency and effectiveness of the drug discovery process. These services extend from the early discovery screening process through to in vitro GLP safety assessment testing. In addition to providing these services to our clients at our research laboratories, we also provide some of these services at our clients’ laboratories with Charles River scientists as an in-sourcing service model.
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
In August 2017, we acquired Brains On-Line (BOL), a leading CRO that provides critical data that advances novel therapeutics for the treatment of central nervous system (CNS) diseases. This acquisition strategically expands our existing CNS capabilities and establishes us as a single-source provider for a broad portfolio of discovery CNS services. In January 2018, we acquired KWS BioTest (KWS), a leading CRO specializing in in vitro and in vivo discovery testing services for immuno-oncology and inflammatory and infectious diseases. The addition of KWS enhances our discovery expertise, with complementary offerings that provide our clients with additional tools in the active therapeutic research areas of oncology and immunology.
Safety Assessment. We offer a full range of safety assessment studies required for regulatory submission on a global basis.
Bioanalysis, Drug Metabolism and Pharmacokinetics. In support of non-clinical drug safety testing, our clients are required to demonstrate appropriate stability in the collected biological sample, pharmacokinetics of their drug or compound in circulation, the presence of metabolites, and, with biologics, the presence or absence of anti-drug antibodies. We have scientific depth in the sophisticated bioanalytical techniques required to satisfy these requirements for a number of drug classes. Once the analysis is complete, our scientists evaluate the data to provide information on the pharmacokinetics and/or toxicokinetics of the drug, and complete an evaluation of the biologic disposition of the drug and its potential metabolites. Pharmacokinetics refers to the understanding of what the body does to a drug or compound administered at therapeutic dose levels, including the process by which the drug is absorbed, distributed in the body, metabolized and excreted (ADME). Toxicokinetics refers to the same understanding as applied at higher doses that may result in adverse effects. These studies are required for the full non-clinical assessment of the disposition of the drug and the results are used in the final non-clinical safety evaluation of the compound to support the start of clinical trials. After performing sample analysis in support of non-clinical studies, we also have the capabilities to capture the benefits of bridging the non-clinical bioanalysis with subsequent clinical development.
Safety Pharmacology. In support of non-clinical drug safety testing, our clients are required to demonstrate that the test article as formulated does not have the potential to prolong the cardiac QT interval, effects on CNS and respiratory system. We have the assays (both in vitro and in vivo) and can perform the screening for this demonstration that is required prior to the commencement of clinical trials.
Toxicology. We have expertise in the design and execution of development programs in support of chemically-derived (small molecule) and biotechnology-derived (large molecule) pharmaceuticals. We also support safety studies to test chemicals, industrial chemical, agrochemicals and medical devices. For human pharmaceutical candidates, once a lead molecule is selected, toxicology studies are required to support clinical trials in humans and new drug registrations. These toxicology studies focus on assessing the safety of the molecule to determine if administration of the molecules to humans might cause any unintended harmful effects. For industrial chemicals and agrochemicals, safety studies are performed to identify potential risks to humans and the environment and are required for regulatory registration. Toxicology studies performed for any of these compounds are typically performed using in vitro and in vivo research models to identify any potential adverse effects that a compound has on an organism over a variety of doses and over various time periods.
Our toxicology services feature:

•
a broad offering of in vitro and in vivo capabilities and study types designed to identify possible safety risks for potential human and animal therapeutics, industrial chemicals and agrochemicals as they progress from discovery to regulatory registration;

•
a broad offering of in vitro and in vivo studies in support of general toxicology (acute, sub-acute, and chronic studies), genetic toxicology, safety pharmacology, and carcinogenicity bioassays that are required for regulatory submissions supporting “first-in-human” to “first-to-the-market” strategies for potential human therapeutics;

•
a broad offering of in vitro and in vivo studies in support of general toxicology (acute, sub-acute, and chronic studies), genetic toxicology, reproductive and developmental toxicology, environmental toxicology, and carcinogenicity bioassays that are required for regulatory submissions supporting the registration of industrial chemicals, agrochemicals, and biocides;

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
Pathology Services. The ability to identify and characterize clinical and anatomic pathologic changes is critical in determining the safety and efficacy of potential new therapeutics and industrial and agriculture chemicals and medical devices. Key “go/no-go” decisions regarding continued product development are typically dependent on the identification, characterization and evaluation of fluid, tissue, and cellular changes that our experts identify and interpret for our clients. We employ a large number of highly trained veterinary anatomic and clinical pathologists and other scientists who use state-of-the-art techniques to identify potential test compound-related changes within tissues, fluids, and cells. In addition to all standard anatomic and clinical pathology techniques, we provide specialized evaluations such as cytology, platelet function, assay development, immunohistochemistry, in situ hybridization electron microscopy, tissue morphometry, and stereology services.
Manufacturing Support (Manufacturing)
Microbial Solutions. Our Microbial Solutions business provides in vitro methods for conventional and rapid quality control testing of sterile and non-sterile biopharmaceutical and consumer products. Our legacy Endosafe business provides lot release testing of medical devices and injectable drugs for endotoxin contamination. Our Celsis business provides rapid microbial detection systems for quality control testing in the pharmaceutical and consumer products industries. Our Accugenix business provides state-of-the-art microbial identification and genetic sequencing services for manufacturing in the biopharmaceutical, medical device, nutraceutical, and consumer care industries.
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
The growth in our Microbial Solutions business is driven by our FDA-approved line of next-generation endotoxin testing products. This line is based on the Endosafe Portable Testing System (Endosafe®-PTS™) technology, which allows rapid endotoxin testing in the central laboratory or manufacturing environment. In recent years, we expanded the PTS product portfolio to include a multiple sample testing system known as the Endosafe®-MCS™ (multi-cartridge system) and the first fully automated robotic system developed specifically for high-volume endotoxin testing, Endosafe®-Nexus, to satisfy the demand of our clients who require higher sample throughput. We expect to see expanded use of this rapid endotoxin testing technology as clients transition from traditional methods to our rapid cartridge technology. In 2017, we launched our Cortex software that provides an integrated solution to securely consolidate, query and analyze data.
Celsis’ systems are principally used for product-release testing to help ensure the safe manufacture of pharmaceutical and consumer products. The Advance II™, Accel™ and Innovate™ systems for non-sterile applications complement our PTS-Micro™, a rapid bacterial (bioburden) detection system for sterile biopharmaceutical applications. We expect our comprehensive portfolio to drive increased adoption of our quality control testing solutions across both sterile and non-sterile applications.
Our Accugenix global lab network is the premier provider of current Good Manufacturing Practice (cGMP)-compliant contract microbial identification services. Accugenix is an acknowledged industry leader in species-level identification and strain typing of bacteria and fungi that are recovered from manufacturing facilities. Utilizing state-of-the-art and proprietary technologies, coupled with scientific expertise and analysis, Accugenix excels in providing accurate, timely, and cost-effective microbial identification services required to meet internal quality standards and government regulations.
Biologics Testing Solutions. We perform specialized testing of biologics frequently outsourced by global pharmaceutical and biotechnology companies. Our laboratories in the U.S., Germany, Scotland, Ireland, and France provide timely and regulatory-compliant services in the areas of analytical, molecular biology, virology, bioanalysis, immunochemistry, microbiology, cell biology, in vivo studies and related services. We confirm that biomanufacturing processes for drug candidates and drugs produced are consistent, correctly defined, stable, and essentially contaminant free. This testing is required by the FDA, EMA and other international regulatory authorities for our clients to obtain new drug approvals, to maintain government-licensed manufacturing facilities, and to manufacture and release market-approved therapeutic products for patient treatment.
Our manufacturing services group grows and stores well-characterized early-stage client cell lines for later development or manufacture of therapeutic proteins and vaccines for clinical trials. We further design and provide viral clearance projects for Phase I, II, and III studies in our German and U.S. facilities.
Avian Vaccine Services. We are the global leader for the supply of SPF fertile chicken eggs and chickens. SPF chicken embryos are used by vaccine producers as self-contained “bioreactors” for the manufacture of live viruses. These viruses are used as a raw material for human and veterinary vaccine applications. The production of SPF eggs is performed under biosecure conditions, similar in many ways to our research model production. We have a worldwide presence, with several SPF egg production facilities in the U.S., and contracted production capabilities in Hungary. We also operate a specialized avian laboratory in the U.S., which provides in-house quality control testing of the SPF flocks, offers testing services to vaccine companies and commercial poultry operations, and manufactures poultry diagnostics and bulk antigens for poultry vaccines.
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
Deep Scientific Expertise. We provide a breadth and depth of scientific expertise across a broad range of therapeutic areas which may be too costly for our clients to build and/or maintain in-house. We provide essential capabilities, including biomarkers, biologics, medicinal chemistry, in vitro screening, in vivo pharmacology, immunology, pathology, biologics process development testing, microbial detection and identification, and other specialty service areas that have high infrastructure costs or are cost-prohibitive for clients to maintain in-house. We continue to expand our portfolio in key therapeutic and pharmacology areas to align with our clients' internal drug discovery and development areas of focus. These areas of disease focus and expertise include oncology, metabolism and obesity, immunology, respiratory, bone and musculoskeletal, diabetes, cardiovascular, ophthalmology, and central nervous system. In the areas of functional expertise, it includes synthetic and medicinal chemistry, cell line development, in vitro and in vivo assay development screening, non-clinical imaging, structural biology, process chemistry, toxicology, veterinary pathology, bioanalysis, scale up, and formulation development. We also continue to enhance our small molecule and biologics manufacturing portfolio in areas of greatest industry need, where outsourcing provides major benefits for our clients and where we could provide significant benefits given our unique early development portfolio and global footprint.
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
Global biopharmaceutical companies are continuing to make the decision to outsource more significant tranches of their drug discovery, development, and manufacturing processes. Over the past few years we have entered into strategic relationships with leading global biopharmaceutical companies and expanded existing preferred provider agreements with other leading global biopharmaceutical companies. For example, during the past year:

•
We launched a multi-year strategic partnership with Nimbus Therapeutics to advance new programs spanning the disease areas of immunology, metabolic disorders and oncology from the discovery phase through to Investigational New Drug submission.

•
We extended our longstanding, strategic, integrated drug discovery partnership with Chiesi Farmaceutici SpA in the field of respiratory disease. Through this continued partnership, we provide Chiesi an extensive portfolio of integrated drug discovery capabilities, including medicinal chemistry, ADME/DMPK studies, pharmaceuticals, in vitro assays, in vivo models and safety pharmacology studies to help identify and test Chiesi’s candidates for preclinical development.

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
We intend to continue to broaden the scope of the products and services we provide across the drug discovery and early-stage development continuum primarily through internal development, and, as needed, through focused acquisitions and alliances. Acquisitions are an integral part of our growth strategy, both to expand our portfolio and broaden our geographic footprint. We are committed to a disciplined approach that seeks to target businesses that are a sound strategic fit and that offer the prospect of enhancing shareholder value, typically including the achievement of a hurdle rate for return on invested capital above our weighted average cost of capital. For example, in each of 2016 and 2017, we completed strategic acquisitions. In 2016, we completed three acquisitions. In April 2016, we acquired WIL Research, a premier provider of safety assessment and contract development and manufacturing services to biopharmaceutical and agricultural and industrial chemical companies worldwide. In June 2016, we acquired Blue Stream, an analytical CRO supporting the development of complex biologics and biosimilars. In September 2016, we acquired Agilux, a CRO that provides a suite of integrated discovery small and large molecule bioanalytical services, drug metabolism and pharmacokinetic services, and pharmacology services. In August 2017, we acquired Brains On-Line (BOL), a leading CRO that provides critical data that advances novel therapeutics for the treatment of central nervous system (CNS) diseases. In January 2018, we acquired KWS, a leading CRO specializing in in vitro and in vivo discovery testing services for immuno-oncology and inflammatory and infectious diseases.
We are also partnering with a diverse set of leading venture capital firms around the world primarily investing in life sciences, health care, and therapeutics with an emphasis on early-stage companies. Through these partnerships and close relationships, we gain insight into their company and asset portfolios and are thus able to promote our contract research services for discovery, safety assessment, and biologics testing. Thus, we have the opportunity to establish ourselves as a provider of choice for a unique client group which has emerged as biopharmaceutical companies rationalize and prioritize their development pipelines.
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
Our clients continue to consist primarily of all of the major biopharmaceutical companies; many biotechnology, agricultural and industrial chemical, life science, veterinary medicine, medical device, diagnostic, and consumer product companies; contract research and contract manufacturing organizations; and other commercial entities, as well as leading hospitals, academic institutions, and government agencies. We have stable, long-term relationships with many of our clients. During 2017, no single commercial client accounted for more than 3% of our total revenue and no single customer accounted for more than 10% of the revenue of any of our three business segments.
We continue to pursue a goal of expanding our relationships with our large biopharmaceutical clients, and with many of our larger mid-market clients. These relationships take different forms, from preferred provider arrangements to strategic partnerships. The structure of these relationships incentivizes clients to purchase more products and services across our early-stage portfolio. Because of the strength of these relationships, we have better insight into our clients' planning processes, and therefore, better visibility than in the past. For information regarding revenue attributable to each of our business segments for the last three fiscal years, please see Note 15, “Segment and Geographic Information” included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. For information regarding revenue and long-lived assets attributable to operations in the United States, Europe, Canada, Asia Pacific, and other countries for each of the last three fiscal years, please review Note 15, “Segment and Geographic Information” included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.
Sales, Marketing and Customer Support

We have designated dedicated sales people for each of our three client segments (global biopharmaceutical, small and mid-sized pharmaceutical and biotechnology companies, and academic and government institutions). This enhances our ability to meet client needs by offering customized, tailored solutions across our entire portfolio. In addition, our mid-market pharmaceutical and biotechnology clients benefit by additional support from a combination of account managers with broad portfolio knowledge and specialists with specific scientific expertise. This allows us to provide comprehensive coverage of all of the market segments among our diverse client population. We also apply the use of dedicated sales specialists for certain technical product lines, such as in our Manufacturing businesses.
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

•
For RMS, we have five main competitors of which one is a government funded, not-for-profit entity; one is part of a large public company; one is privately held in Europe and two are privately held in the U.S. We believe that none of these competitors compares to us in global reach, financial strength, breadth of product and services offerings, technical expertise, or pharmaceutical and biotechnology industry relationships.

•
For DSA, both our Discovery Services and Safety Assessment businesses have numerous competitors. Discovery has hundreds of competitors, as it is a highly competitive and fragmented market; Safety Assessment has dozens of competitors of varying size, but it has five main competitors; one is part of a large public company in the U.S.; one is a private company in China; two are privately held in the U.S.; and one is privately held in France. Our DSA segment also competes with in-house departments of pharmaceutical and biotechnology companies, universities, and teaching hospitals.

•
For Manufacturing, each of our underlying businesses has several competitors. In addition to many smaller competitors, Biologics has five main competitors, of which two are public companies in Europe, one is a private company in the U.S., one is a public company in China, and one is a public company in the U.S. Avian has one main competitor to its SPF eggs business, which is privately held in Europe, and numerous competitors for specialized avian laboratory services. Microbial Solutions has five main competitors, of which three are public companies in Europe and two are privately held in the U.S.

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
Employees
As of December 30, 2017, we had approximately 11,800 employees (including approximately 1,300 science professionals with advanced degrees, including Ph.D.s, D.V.M.s and M.D.s). Our employees are not unionized in the U.S. Employees at some of our European facilities are represented by works councils and/or unions, which is consistent with local customs for our industry. We believe we have good relationships with our employees, based on a number of factors including employee retention and survey results.
Backlog
Our backlog for our RMS, DSA and Manufacturing reportable segments was $96.8 million, $590.0 million and $46.9 million, respectively, as of December 30, 2017, as compared to $88.0 million, $551.8 million and $39.5 million, respectively, as of December 31, 2016. Related services are performed over varying durations, from short to extended periods of time, which may be as long as several years. We maintain an order backlog to track anticipated revenue from studies and projects that either have not started, but are anticipated to begin in the near future, or are in process and have not been completed. We only recognize a study or project in backlog after we have received written evidence of a client's intention to proceed. Canceled studies or projects are removed from backlog.
We believe our aggregate backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. First, studies vary in duration (i.e., some studies or projects that are included in December 30, 2017 backlog may be completed in 2018, while others may be completed in later years). Second, the scope of studies or projects may change, which may either increase or decrease their value. Third, studies or projects included in backlog may be subject to bonus or penalty payments. Fourth, studies or projects may be terminated or delayed at any time by the client or regulatory authorities for a number of reasons, including the failure of a drug to satisfy safety and efficacy requirements, or a sponsor making a strategic decision that a study or service is no longer necessary. Delayed contracts remain in our backlog until a determination of whether to continue, modify, or cancel the study has been made. We cannot provide any assurance that we will be able to realize all or most of the net revenues included in backlog or estimate the portion to be filled in the current year.
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
We comply with licensing and registration requirement standards set by the United States Department of Agriculture (USDA) and similar agencies in other countries such as the European Union, China and Japan for the care, handling and use of regulated species. Our animal production facilities in the U.S., our DSA facilities in the U.S. and Canada, and most of our DSA and RMS sites in Europe are either accredited or in the process of obtaining accreditation by the AAALAC International, a private, nonprofit, international organization that promotes the humane treatment of animals in science through voluntary accreditation and assessment programs.
Our import and export of animals and our operations in foreign countries are subject to international agreements and conventions, as well as a variety of national, regional, and local laws and regulations, which establish the standards for the humane treatment, care, handling, and transport of animals by dealers and research facilities.
We conduct non-clinical safety assessment studies to support the submissions for approval or licensing of our clients' products throughout the world. Many of these studies must comply with national statutory or regulatory requirements for GLP. GLP regulations describe a quality system for the organizational process and the conditions under which non-clinical studies are planned, performed, monitored, recorded, reported and archived. GLP compliance is required by such regulatory agencies as the FDA, United States Environmental Protection Agency, European Medicines Agency, Medicines and Healthcare Products Regulatory Agency in the United Kingdom (U.K.), Health Products Regulatory Authority in Ireland, Health Canada and other similar monitoring authorities in the countries where we operate. GLP requirements are significantly harmonized throughout the world and our laboratories are capable of conducting studies in compliance with all necessary requirements.
Regulatory monitoring authorities such as the FDA, Medicines and Healthcare products Regulatory Agency and OECD countries have indicated an increased emphasis on the management of computerized systems to ensure data integrity. New guidance related to the need for data integrity compliance programs have recently been released and may require additional efforts by CRL for validation, audit trail review and archiving activities to be considered.
To assure that we have proper regulatory oversight over electronic records, a dedicated quality function reviews computerized system practices to ensure that appropriate record controls are in place and that a robust audit strategy confirms requirements for compliance.
Our Manufacturing businesses produce endotoxin test kits, reagents, cell banks used in research and biopharmaceutical production, clinical trial vaccines, vaccine support products and provided GMP contract manufacturing of clinical and marketed products. Additionally, several of our laboratories conduct biosafety and analytical testing such as identity, stability, sterility and potency testing in support of our clients' manufacturing programs working with our clients to fulfill their validation requirements as applicable. These activities are subject to regulation and consequently require these businesses to be inspected by the FDA and other national regulatory agencies under their respective current Good Manufacturing Practice (cGMP) regulations. These regulations require that we manufacture our products or perform testing in a prescribed manner with respect to cGMP compliance, and maintain records of our manufacturing, testing and control activities. In addition, the specific activities of some of our businesses require us to hold specialized licenses for the manufacture, distribution and/or marketing of particular products.
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
Global compliance programs are centralized under a single group responsible for global regulatory affairs compliance, including quality programs and systems to ensure that all business sectors comply with applicable statutory and regulatory requirements and satisfy our clients’ expectations for quality and regulatory compliance. To assure these compliance obligations, we established quality assurance units (QAUs) in each of our regulated businesses that require independent oversight. The QAUs operate independently from those individuals that direct and conduct studies, manufacturing or analytical testing that studies that supports manufacturing.
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
Corporate Governance
We are committed to operating our business with integrity and accountability. We strive to meet or exceed all of the corporate governance standards established by the New York Stock Exchange, the SEC, and the Federal government as implemented by the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Ten of the eleven members of our Board of Directors are independent and have no significant financial, business, or personal ties to us or management and all of our board committees (with the exception of our Executive Committee and our Strategic Planning and Capital Allocation Committee) are composed entirely of independent directors. The Board adheres to our Corporate Governance Guidelines and a Code of Business Conduct and Ethics which has been communicated to employees and posted on our website. We are diligent in complying with established accounting principles and are committed to providing financial information that is transparent, timely, and accurate. We have a Related Person Transactions Policy designed to promote the timely identification of such transactions and to ensure we give appropriate consideration to any real or perceived conflicts in our commercial arrangements. We have a global process through which employees, either directly or anonymously, can notify management (and the Audit Committee of the Board of Directors) of alleged accounting and auditing concerns or violations including fraud. Our internal Disclosure Committee meets regularly and operates pursuant to formal disclosure procedures and guidelines which help to ensure that our public disclosures are accurate and timely. Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Related Person Transactions Policy are available on our website at http://ir.criver.com.
Executive Officers of the Registrant (pursuant to Instruction 3 to Item 401(b) of Regulation S-K)
Below are the names, ages and principal occupations of each of our current executive officers. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.
James C. Foster, age 67, joined us in 1976 as General Counsel. During his tenure, Mr. Foster has held various staff and managerial positions, and was named Chief Executive Officer in 1992 and our Chairman in 2000.
William D. Barbo, age 57, joined us in 1982 as a laboratory technician. Between 1982 and 2005, Mr. Barbo served in a variety of positions of increasing responsibilities. He was named Corporate Vice President of Research Models and Services in 2005, Corporate Senior Vice President of Global Sales and Marketing in 2010, and Corporate Executive Vice President and Chief Commercial Officer in October 2016.
David P. Johst, age 56, joined us in 1991 as Corporate Counsel and was named Vice President, Human Resources in 1995. He became Vice President, Human Resources and Administration in 1996, a Senior Vice President in 1999, and a Corporate Executive Vice President in 2005. He currently serves as our General Counsel and Chief Administrative Officer and is responsible for overseeing our corporate legal function, Human Resources department, and several other corporate staff departments. Prior to joining us, Mr. Johst was in private practice at the law firm of Hale and Dorr (now WilmerHale). Mr. Johst currently serves as a trustee of Mt. Ida College.
Davide Molho, age 48, joined our Italian operations in 1999 and was promoted to Director of Operations for RMS Italy in 2002. In 2005, his role was expanded to include French RMS operations and in 2007, he became Corporate Vice President, European Research Models and Services with responsibility for all European RMS operations. In July 2009, Dr. Molho was promoted to Corporate Senior Vice President, North American and European Research Models and Services. He was subsequently promoted to Corporate Executive Vice President and President, Global Research Models and Services in

December 2010. In 2011, Dr. Molho was named Corporate Executive Vice President, North America Operations; in December 2013, he was named Corporate Executive Vice President and President, Global RMS and Safety Assessment and Biologics Operations; and in February 2018, he was appointed President and Chief Operating Officer.
David R. Smith, age 52, has served as our Corporate Executive Vice President and Chief Financial Officer since August 2015. He joined us as Corporate Vice President, Discovery Services through our acquisition of Argenta and BioFocus from Galapagos NV in March 2014 and was promoted to Corporate Senior Vice President, Global Discovery Services, in October 2014. At Galapagos, he served in various capacities, including as Chief Executive Officer of its Galapagos Services division and as Chief Financial Officer. Mr. Smith served as Chief Financial Officer for Cambridge University Hospitals from 2007 to 2013. Mr. Smith spent eight years at PricewaterhouseCoopers prior to joining AstraZeneca in 1997, where he spent the next nine years in various finance and business roles of increasingly greater responsibility.
Birgit Girshick, age 48, joined us in 1989 and has held positions of increasing responsibility in our RMS Germany and RMS Avian Vaccine businesses. In 2004, Ms. Girshick was promoted to General Manager of the RMS Avian Vaccine Services business. She was named Executive Director, RMS Process Improvement in 2009, and Corporate Vice President, Global Biopharmaceutical Services in 2010. In 2013, Ms. Girshick was promoted to Corporate Senior Vice President, Research Models and Biologics Testing Solutions. In 2016, Ms. Girshick was tasked with leading the integration of WIL Research into our Safety Assessment business. Also in 2016, Ms. Girshick assumed the role of Corporate Senior Vice President, Global Discovery Services. In February 2018, Ms. Girshick was appointed Corporate Executive Vice President, Discovery and Safety Assessment.
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
A portion of revenue, predominantly in our RMS segment, is derived from clients at academic institutions and research laboratories whose funding is partially dependent on both the level and timing of funding from government sources such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies, which can be difficult to forecast. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Our revenue may be adversely affected if our clients delay purchases as a result of uncertainties surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. Other programs, such as homeland security or defense, or general efforts to reduce the federal budget deficit could be viewed by the U.S. government as a higher priority. These budgetary pressures may result in reduced allocations in the future to government agencies that fund research and development activities. A reduction in government funding for the NIH or other government research agencies could adversely affect our business and our financial results. Also, there is no guarantee that NIH funding will be directed towards projects and studies that require use of our products and services.
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
Regulatory monitoring authorities such as the FDA, Medicines and Healthcare Products Regulatory Agency and OECD have increased their emphasis on the management of computerized systems to ensure data integrity. New guidance related to the need for data integrity compliance programs have recently been released and we may require additional efforts for validation, audit trail review and archiving activities. To assure that we have proper regulatory oversight over our electronic records, a dedicated quality function reviews our computerized system practices to ensure that appropriate record controls are in place and that a robust audit strategy confirms requirements for compliance. In addition, the FDA’s recently applicable SEND (Standardization for Exchange of Nonclinical Data) standards which apply to our customers’ NDA (and as of December 18, 2017, IND) submissions require us to provide electronic data in specific formats that will allow for more efficient, higher quality regulatory reviews. Accordingly, our customers expect us to timely deliver their nonclinical data compliant with SEND. Notwithstanding, some of these standards require additional operating and capital expenses that will impact not only us and our industry competitors, but clients in the biomedical research community. Non-compliance with any of these expectations could lead to official action by a government authority, damage to our reputation and a potential loss of business.
In addition, regulations and guidance worldwide concerning the production and use of laboratory animals for research purposes continue to evolve. Similarly, guidance has been and continues to be developed for other areas that impact the biomedical research community on both a national and international basis including transportation, mandated contingency planning, euthanasia guidance, import and export requirements of biological materials, health monitoring requirements and the use of disinfectants.
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
If they occur, contaminations typically require cleaning up, renovating, disinfecting, retesting, and restarting production or services. Such clean-ups result in inventory loss, clean-up and start-up costs, and reduced sales as a result of lost client orders and potentially credits for prior shipments. In addition to microbiological contaminations, the potential for genetic mix-ups or mis-matings also exists and may require the restarting of the applicable colonies. While this does not require the complete clean-up, renovation, and disinfection of the room, it would likely result in inventory loss, additional start-up costs and possibly reduced sales. Contaminations also expose us to risks that clients will request compensation for damages in excess of our contractual indemnification requirements. There also exists a risk that contaminations from models that we produce may affect our client's facilities, with similar impact to them for which we could be liable for damages. In some cases, we may produce or import animals carrying infectious agents capable of causing disease in humans; and in the case of such a contamination or undiagnosed infection, there could be a possible risk of human exposure and infection.
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

In March 2010, the U.S. Congress enacted healthcare reform legislation, the Patient Protection and Affordable Care Act, or the ACA, intended over time to expand health insurance coverage and impose health industry cost containment measures. In June 2012, the U.S. Supreme Court upheld the constitutionality of this legislation. The Court’s decision allows implementation of key provisions impacting drug manufacturers going forward, including, but not limited to, (1) expansion of access to health insurance coverage, (2) expansion of the Medicaid program, (3) enactment of an industry fee on pharmaceutical companies, and (4) imposition of an excise tax on the sale of medical devices. Since the law and its implementation continue to face challenges in Congress and federal courts, and from certain state governments, opposition advocacy groups, and some small business organizations, as well as from the incoming president and his administration, we are uncertain as to the ultimate effects of this legislation on our business and are unable to predict what legislative proposals will be adopted in the future.
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
The current Executive Branch of the U.S. government has disclosed a key initiative as being to repeal or substantially unwind the ACA. While it is not possible to predict whether and when any such changes will occur, changes at the local, state or federal level may significantly impact our domestic and foreign businesses and/or those of our clients. Specific legislative and regulatory proposals discussed during and after the election that may have a material impact on us or our clients include, but are not limited to, appeal or reform of the ACA; and modifications to international trade policy, public company reporting requirements, environmental regulation and antitrust enforcement.
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
On February 12, 2018, we entered into a definitive agreement to acquire MPI Research, a non-clinical CRO, providing comprehensive testing services to biopharmaceutical and medical device companies worldwide. If consummated, this transaction will be the largest acquisition in nearly fifteen years. Refer to Item 8, “Financial Statements and Other Supplementary Data” in this Annual Report on Form 10-K for more details.
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
If the future growth and operating results of our business are not as strong as anticipated, overall macroeconomic or industry conditions deteriorate and/or our market capitalization declines, this could impact the assumptions used in establishing the carrying value of goodwill or other intangible assets. To the extent goodwill or other intangible assets are impaired, their carrying value will be written down to their implied fair values and a charge will be made to our income from continuing operations. Such an impairment charge could materially and adversely affect our operating results. As of December 30, 2017, the carrying amount of goodwill and other intangibles on our consolidated balance sheet was $1,174.7 million.
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

•	general economic and political conditions in the markets in which we operate;

•	potential international conflicts, including terrorist acts;

•	exchange controls, adverse tax consequences, and legal restrictions on the repatriation of funds into the U.S.;

•
difficulties and costs associated with staffing and managing foreign operations, including risks of work stoppages and/or strikes, as well as violations of local laws or anti-bribery laws such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and the OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions;

•	unexpected changes in regulatory requirements;

•	the difficulties of compliance with a wide variety of foreign laws and regulations;

•	unfavorable labor regulations in foreign jurisdictions;

•	potentially negative consequences from changes in or interpretations of U.S. and foreign tax laws;

•	exposure to business disruption or property damage due to geographically unique natural disasters (including within the U.S.);

•	longer accounts receivable cycles in certain foreign countries; and

•	compliance with import requirements and other trade regulations.
Changes in E.U. privacy and data protection regulations could have a material adverse impact on our operations. The General Data Protection Regulation (GDPR) becomes effective in May 2018 and will replace the 1995 Data Protection Directive. The GDPR will impose heightened obligations on businesses that control and manage the personal data of E.U. citizens. The penalties for non-compliance are significant, including up to four percent of global revenue.
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
Our facilities could be damaged or disrupted by natural disasters or other catastrophic events which could adversely affect our reputation, financial position, results of operations and cash flows.
While we have taken precautions to mitigate production and service interruptions at our global facilities, a major catastrophe, such as a hurricane, tornado, earthquake, flood, wildfire or other natural disaster (or other unanticipated displacement) at or near any of our facilities could result in physical damage to our properties, including closure, resulting in a prolonged interruption of our business. A disruption resulting from any one of these events could cause significant delays in shipments of our products, reduce our capacity to provide services, eradicate unique manufacturing capabilities and, ultimately, result in the loss of revenue and customers. Any of these factors could have a material adverse effect on our reputation, financial position, results of operations, and cash flows.
New technologies may be developed, validated, and increasingly used in biomedical research that could reduce demand for some of our products and services.
The scientific and research communities continue to explore methods to develop improved cellular and animal model systems that would increase the translation to human studies and vice-versa and possibly replace or supplement the use of traditional living animals as test platforms in biomedical research. Some companies have developed techniques in these areas that may have scientific merit to improve translation between species. In addition, technological improvements to existing or new processes, such as imaging and other translational biomarker technologies, could result in the refinement and utility for the number of animal research models necessary to improve the translation from non-clinical to clinical studies. There is an increasing push to focus on in vitro technologies such that employ human biospecimens, stem cell technologies, and genome editing.
It is our strategy to explore these in vitro technologies to refine and potentially reduce the utilization of animal models as these new methods become validated. For example, Charles River Laboratories Cleveland, Ind. (f/k/a ChanTest Corporation) has a well-developed program to evaluate the utility of induced pluripotent stem cell-derived cardiomyocytes, advanced in vitro models and “organ-on-a-chip” technologies. Successful commercialization of alternatives to traditional research models may not be sufficient to fully offset reduced sales or profits from research models. In addition, alternative research methods could decrease the need for future research models, and we may not be able to develop new products effectively or in a timely manner to replace any lost sales. Lastly, other companies or entities may develop research models with characteristics different than the ones that we produce, and which may be viewed as more desirable by some of our clients.
Negative attention from special interest groups may impair our business.
The products and services which we provide our clients are essential to the drug discovery, development and manufacturing processes, and a significant amount are mandated by law. Notwithstanding, certain special interest groups categorically object to the use of animals for valid research purposes. Historically, our core research model activities with rats, mice and other rodents have not been the subject of significant animal rights media attention. However, research activities with animals have been the subject of adverse attention, including shareholder proposals and attempts to disrupt air carriers from transporting research models, impacting the industry. This has included periodic demonstrations near facilities operated by us and at our annual meetings, as well as shareholder proposals we received for some of our past Annual Meetings of Shareholders. Any negative attention, threats or acts of vandalism directed against either our animal research activities or our third party service providers such as our airline carriers in the future could impair our ability to operate our business efficiently.
Our debt level could adversely affect our business and growth prospects.
As of December 30, 2017, we had $1.1 billion of debt and in connection with our plan to acquire MPI Research (See Note 17 “Subsequent Event”, included in the Notes to Consolidated Financial Statements elsewhere in this Form 10-K), we announced our intention to increase our debt level by approximately $830 million by obtaining a commitment letter for a bridge loan facility. We are evaluating fixed-rate debt financing alternatives which could be used to finance the acquisition and for general corporate purposes. Our debt could have significant adverse effects on our business, including making it more difficult for us to obtain additional financing on favorable terms; requiring us to dedicate a substantial portion of our cash flows from operations to the repayment of debt and the interest on this debt; limiting our ability to capitalize on significant business opportunities; and making us more vulnerable to rising interest rates. For additional information regarding our debt, please see Note 7, “Long-Term Debt and Capital Lease Obligations”, included in the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.
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
Potential Changes in U.S. and International Tax Law.
On December 22, 2017, President Trump signed into law significant U.S. tax law changes (U.S. Tax Reform) which reduces the U.S. federal statutory tax rate, broadens the corporate tax base through the elimination or reduction of deductions, exclusions, and credits, limits the ability of U.S. corporations to deduct interest expense, and transitions to a territorial tax system which will allow for the repatriation of foreign earnings to the U.S. with a 100% federal dividends received deduction prospectively. In addition, U.S. Tax Reform requires a one-time transitional tax on foreign cash equivalents and previously unremitted earnings. Several of the new provisions enacted as part of U.S. Tax Reform require clarification and guidance from the Internal Revenue Service (IRS) and Treasury Department. These or other changes in U.S. tax laws could impact our profits, effective tax rate, and cash flows.
We have substantial operations in Canada, Ireland and the United Kingdom which currently benefit from favorable corporate tax arrangements. We receive substantial tax credits in Canada, from both the Canadian federal and Quebec governments, and the U.K. Any reduction in the availability or amount of these tax credits or increase to tax rates due to tax law changes or outcomes of tax controversies could have a material adverse effect on our profits, cash flows, and effective tax rate.
Currently, the OECD has developed an action plan to address concerns regarding base erosion and profit shifting (BEPS). This initiative has resulted in proposed and enacted changes to tax laws in various countries including France, Germany, Luxembourg, and the U.K. Future changes to tax laws or interpretation of tax laws resulting from the BEPS project could increase our effective tax rate, which would affect our profitability.
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

While we attempt to mitigate these risks through a variety of methods, it is impossible to completely eradicate such risks. In our RMS business, we mitigate these risks to the best of our abilities through our regimen of animal testing, quarantine procedures, and veterinary staff vigilance, through which we seek to control the exposure of animal related disease or infections. In our DSA and Manufacturing businesses, we attempt to reduce these risks by contractual risk transfer provisions entitling us to be indemnified by our clients and subject to a limitation of liability, by insurance maintained by our clients and/or by us, and by various regulatory requirements we must follow in connection with our business.
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
In recent years, we implemented a project to replace many of our numerous legacy business systems at certain sites worldwide with an enterprise wide, integrated enterprise resource planning (ERP) system. The expansion of the ERP system to other international locations may occur at a future date based on value to the business. In general, the process of planning and preparing for these types of integrated, wide-scale implementations is extremely complex and we are required to address a number of challenges including data conversion, system cutover, and user training. Problems in any of these areas could cause operational problems during implementation including delayed shipments, missed sales, billing and accounting errors, and other operational issues. There have been numerous, well-publicized instances of companies experiencing difficulties with the implementation of ERP systems, which resulted in negative business consequences.
The drug discovery and development industry has a history of patent and other intellectual property litigation, and we might be involved in costly intellectual property lawsuits.
The drug discovery and development industry has a history of patent and other intellectual property litigation and these lawsuits will likely continue.
In July 2015, IDEXX Laboratories, Inc. and IDEXX Distribution, Inc. (collectively, IDEXX) filed a complaint in the United States District Court for the District of Delaware alleging we have infringed three (3) recently issued patents related to a blood spot sample collection method used in determining the presence or absence of an infectious disease in a population of rodents. In February 2017, we entered into a settlement agreement with IDEXX, which included a license to us of the relevant technology, the withdrawal by IDEXX of their complaint and withdrawal by us of our inter partes review filing.
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
Our success depends to a significant extent on the continued services of our senior management and other members of management. James C. Foster, our Chief Executive Officer since 1992 and Chairman since 2000, has held various positions with us for four decades. While we recently entered into an employment agreement with Mr. Foster, most members of our senior management do not have employment agreements. If Mr. Foster or other members of senior management do not continue in their present positions, our business may suffer.
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
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union (E.U.), referred to as “Brexit.” As a result of the referendum, the British government continues to negotiate the terms of the U.K.’s future relationship with the E.U. The decision by referendum to withdraw the U.K. from the E.U. caused significant volatility in global stock markets and currency exchange rate fluctuations. The execution of Brexit also may create global economic uncertainty, which may cause our customers and potential customers to monitor their costs and reduce their budgets for our products and services. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given that we conduct a substantial portion of our business in the E.U. and the U.K., these effects of Brexit, among others, could adversely affect our business, business opportunities, results of operations, financial condition, and cash flows.
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
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading on the New York Stock Exchange on June 23, 2000 under the symbol “CRL.” The following table shows the high and low sales prices for our common stock:

Fiscal 2018	High	Low
First quarter (through January 26, 2018)	$112.47	$104.00
Fiscal 2017	High	Low
First quarter	$91.57	$75.25
Second quarter	102.32	86.44
Third quarter	109.59	94.15
Fourth quarter	119.05	99.12
Fiscal 2016	High	Low
First quarter	$81.61	$65.70
Second quarter	87.95	73.42
Third quarter	89.18	75.54
Fourth quarter	84.53	67.20
There were no equity securities that were not registered under the Securities Act of 1933, as amended, sold during fiscal year 2017.
Shareholders
As of January 26, 2018, there were 353 registered shareholders of the outstanding shares of common stock.
Dividends
We have not declared or paid any cash dividends on shares of our common stock in the past two years and we do not intend to pay cash dividends in the foreseeable future. We currently intend to retain any earnings to finance future operations and expansion.

Issuer Purchases of Equity Securities
The following table provides information relating to our purchases of shares of our common stock during the fourth quarter of fiscal 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
October 1, 2017 to October 28, 2017	—	$—	—	$129,105
October 29, 2017 to November 25, 2017	—	—	—	129,105
November 26, 2017 to December 30, 2017	89	104.20	—	129,096
Total	89		—
In July 2010, our Board of Directors authorized a $500.0 million stock repurchase program, and subsequently approved increases to the program of $250.0 million in fiscal year 2010, $250.0 million in fiscal year 2013, $150.0 million in fiscal year 2014, and $150.0 million in fiscal year 2017, for an aggregate authorization of $1.3 billion. During the fourth quarter of fiscal year 2017, we did not repurchase any shares of common stock under our Rule 10b5-1 Purchase Plan or in open market trading. Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.

Comparison of 5-Year Cumulative Total Return
The following stock performance graph compares the annual percentage change in the Company’s cumulative total shareholder return on its Common Stock during a period commencing on December 29, 2012 and ending on December 30, 2017 (as measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the Company’s share price at the end and the beginning of the measurement period; by (2) the share price at the beginning of the measurement period) with the cumulative total return of the S&P 500 Index and the S&P 500 Health Care Index during such period. The Company has not paid any dividends on the Common Stock, and no dividends are included in the representation of the Company’s performance. The stock price performance on the graph below is not necessarily indicative of future price performance. The graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. Information used in the graph was obtained from Standards & Poor’s Institutional Market Services, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Charles River Laboratories International, Inc., The S&P 500 Index and
The S&P 500 Health Care Index

	Fiscal Year
	2012	2013	2014	2015	2016	2017
Charles River Laboratories International, Inc.	$100	$145	$174	$217	$207	$297
S&P 500	100	132	151	153	171	208
S&P 500 Health Care	100	141	177	190	184	225

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

	Fiscal Year
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Statement of Income Data
Total revenue	$1,857,601	$1,681,432	$1,363,302	$1,297,662	$1,165,528
Income from continuing operations, net of income taxes	125,586	156,086	152,037	129,924	105,416
Income (loss) from discontinued operations, net of income taxes	(137)	280	(950)	(1,726)	(1,265)
Common Share Data
Earnings per common share from continuing operations:
Basic	$2.60	$3.28	$3.23	$2.76	$2.18
Diluted	$2.54	$3.22	$3.15	$2.70	$2.15
Other Data
Depreciation and amortization	$131,159	$126,658	$94,881	$96,445	$96,636
Capital expenditures	82,431	55,288	63,252	56,925	39,154
Balance Sheet Data (as of period end)
Cash and cash equivalents	$163,794	$117,626	$117,947	$160,023	$155,927
Total assets	2,929,922	2,711,800	2,068,497	1,870,578	1,623,438
Long-term debt, net and capital leases	1,114,105	1,207,696	845,997	740,557	635,226
Redeemable noncontrolling interest	16,609	14,659	28,008	28,419	20,581
Refer to Note 2, “Business Acquisitions and Divestiture” included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information concerning the impact of our recent acquisitions.

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
Overview
We are a full service, early-stage contract research organization (CRO). For over 70 years, we have been in the business of providing the research models required in research and development of new drugs, devices, and therapies. Over this time, we have built upon our original core competency of laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of discovery and safety assessment services, both Good Laboratory Practice (GLP) and non-GLP, that enable us to support our clients from target identification through non-clinical development. We also provide a suite of products and services to support our clients’ manufacturing activities. Utilizing our broad portfolio of products and services enables our clients to create a more flexible drug development model, which reduces their costs, enhances their productivity and effectiveness, and increases speed to market.
Our client base includes all major global biopharmaceutical companies, many biotechnology companies, CROs, agricultural and industrial chemical companies, life science companies, veterinary medicine companies, contract manufacturing companies, medical device companies, and diagnostic and other commercial entities, as well as leading hospitals, academic institutions, and government agencies around the world. We currently operate approximately 80 facilities in 23 countries worldwide, which numbers exclude our Insourcing Solutions (IS) sites.
Segment Reporting
Our three reportable segments are Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Support (Manufacturing). Our RMS reportable segment includes the Research Models and Research Model Services businesses. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes: Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered research models; Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models; and Insourcing Solutions (IS), which provides colony management of our clients’ research operations (including recruitment, training, staffing, and management services). Our DSA reportable segment includes services required to take a drug through the early development process including discovery services, which are non-regulated services to assist clients with the identification, screening, and selection of a lead compound for drug development, and regulated and non-regulated (GLP and non-GLP) safety assessment services. Our Manufacturing reportable segment includes Microbial Solutions, which provides in vitro (non-animal) lot-release testing products, microbial detection products, and species identification services; Biologics Testing Services (Biologics), which performs specialized testing of biologics; Avian Vaccine Services (Avian), which supplies specific-pathogen-free chicken eggs and chickens; and contract development and manufacturing (CDMO) services, which, until we divested this business on February 10, 2017, allowed us to provide formulation design and development, manufacturing, and analytical and stability testing for small molecules.
Recent Acquisitions and Divestiture
We continued to make strategic acquisitions designed to expand our portfolio of services to support the drug discovery and early-stage development continuum and position us as a market leader in the outsourced discovery services market. Our recent acquisitions and divestiture are described below.
On February 12, 2018, we entered into a definitive agreement to acquire MPI Research, a non-clinical CRO, providing comprehensive testing services to biopharmaceutical and medical device companies worldwide. Acquiring MPI Research will enhance our position as a leading global early-stage CRO by strengthening our ability to partner with clients across the drug discovery and development continuum. The transaction is expected to close early in the second quarter of 2018, subject to regulatory approvals and customary closing conditions. The preliminary purchase price will be approximately $800 million in cash, subject to customary closing adjustments. The acquisition and associated fees are expected to be financed through an expansion of our credit facility and cash. We entered into a commitment letter, pursuant to which we will be provided up to $830 million under a bridge loan facility. This business is expected to be reported as part of our DSA reportable segment. In the event the agreement is terminated under specified circumstances, we may be required to pay a termination fee of $48 million, increasing to $56 million based on other specific circumstances.
On January 11, 2018, we acquired KWS BioTest Limited (KWS BioTest), a CRO specializing in in vitro and in vivo discovery testing services for immuno-oncology, inflammatory and infectious diseases. The acquisition enhances our discovery expertise, with complementary offerings that provide our customers with additional tools in the active therapeutic research areas of oncology and immunology. The purchase price for KWS BioTest was $20.3 million in cash, subject to certain post-closing adjustments that may change the purchase price, and was funded by our various borrowings. In addition to the initial purchase price, the transaction includes aggregate, undiscounted contingent payments of up to £3.0 million (approximately $4.1 million based on recent exchange rates), based on future performance. This business will be reported as part of our DSA reportable segment.
On August 4, 2017, we acquired Brains On-Line, a leading CRO providing critical data that advances novel therapeutics for the treatment of central nervous system (CNS) diseases. Brains On-Line strategically expands our existing CNS capabilities and establishes us as a single-source provider for a broad portfolio of discovery CNS services. The purchase price for Brains On-Line was $21.3 million in cash, subject to certain post-closing adjustments. In addition to the initial purchase price, the transaction includes potential additional payments of up to €6.7 million (approximately $7.9 million based on recent exchange rates), based on future performance. The Brains On-Line business is reported as part of our DSA reportable segment.
On February 10, 2017, we completed the divestiture of our CDMO business to Quotient Clinical Ltd., based in London, England for $75.0 million in proceeds, net of cash, cash equivalents, and working capital adjustments. The CDMO business was acquired in April 2016 as part of the acquisition of WIL Research and was reported in our Manufacturing reportable segment. Following a strategic review that was finalized subsequent to December 31, 2016, we determined that the CDMO business was not optimized within our portfolio at its current scale, and that the capital could be better deployed in other long-term growth opportunities.
Fiscal Quarters
Our fiscal year is typically based on 52-weeks, with each quarter composed of 13 weeks ending on the last Saturday on, or closest to, March 31, June 30, September 30, and December 31. A 53rd week was included in the fourth quarter of fiscal year 2016, which is occasionally necessary to align with a December 31 calendar year-end.
Business Trends
The demand for our products and services increased in fiscal year 2017. Our pharmaceutical and biotechnology clients continued to intensify their use of strategic outsourcing to improve their operating efficiency and to access capabilities that they do not maintain internally. Many of our large biopharmaceutical clients have continued to increase investments in their drug discovery and early-stage development efforts and have strengthened their relationships with both CROs, like Charles River, and biotechnology companies to assist them in bringing new drugs to market. In addition, small and mid-size biopharmaceutical clients benefited from the continued strength in the biotechnology funding environment in fiscal year 2017, from capital markets, partnering with large biopharmaceutical companies, and investment by venture capital. Academia has also benefited from partnering activities, as large biopharmaceutical companies have increasingly utilized academic research capabilities to broaden the scope of their research activities. Our full service, early-stage portfolio continued to lead to additional client discussions in fiscal year 2017 regarding strategic relationships, where clients seek to outsource larger portions of their early-stage drug research programs to us.
The primary result of these trends was improved demand for our Safety Assessment services in fiscal year 2017, particularly from biotechnology clients. This improvement led to increased capacity utilization in our Safety Assessment facilities, which remained well utilized in fiscal year 2017. Price also improved slightly in fiscal year 2017, as industry capacity utilization continued to increase. In order to accommodate increasing client demand, we continued to open small amounts of new capacity in fiscal year 2017. We believe our scientific expertise, quality, and responsiveness remain key criteria when our clients make the decision to outsource to us. As our clients continue to pursue their goal of more efficient and effective drug research, they are evaluating outsourcing new areas of their research programs, such as discovery services. We have enhanced our Discovery Services capabilities over the past four years to enable us to work with clients at the earliest stages of the discovery process. In fiscal year 2017, demand in our Discovery Services business was stable. The completion of a few large, integrated early discovery projects from biopharmaceutical clients in fiscal year 2016 was largely offset with improving demand from biotechnology clients as many of these clients either initiated or continued to work with us on integrated programs and other projects. Large biopharmaceutical companies continue to have significant internal discovery capabilities, on which they can choose to rely. In order for large biopharmaceutical clients to increasingly outsource more work to us, we must continue to demonstrate that our services can augment and accelerate our clients’ drug discovery processes. The business changes that we implemented in fiscal year 2016, including a small site consolidation and realignment of sales strategies in our early discovery business have been successful resulting in the stabilization of the business in fiscal year 2017 and in attracting new clients, including a growing base of biotechnology clients. Demand for our in vivo discovery services continued to increase in fiscal year 2017, and we acquired Brains On-Line in August 2017 to enhance our position as the premier single-source provider for a broad portfolio of discovery CNS services. In addition, we acquired KWS BioTest Limited in January 2018 to enhance our discovery expertise, with complementary offerings that provide our customers with additional tools in the active therapeutic research areas of oncology and immunology.
Demand for our products and services that support our clients’ manufacturing activities was also robust in fiscal year 2017. Demand for our Microbial Solutions business remained strong as manufacturers continued to increase their use of our rapid microbial testing solutions. Our Biologics business continued to benefit from increased demand for services associated with the growing proportion of biologic drugs in the pipeline and on the market. To support this increased demand, we continue to expand the capacity of our Biologics business.
Demand for our Research Models and Services was stable in fiscal year 2017. Demand for research models in mature markets outside of China declined modestly, partially offset by improved pricing. The continued effect of the consolidation of internal infrastructure within our large biopharmaceutical clients and a longer-term trend towards more efficient use of research models has led to reduced demand for research models. Demand for research models in China continued to be robust in fiscal year 2017, as clients in this growing market continue to value our high-quality research models. To accommodate increased demand, we opened a new research models facility in China in late 2017. Demand for research models services also improved in fiscal year 2017, particularly for our GEMS and IS businesses. We are confident that research models and services will remain essential tools for our clients’ drug discovery and early-stage development efforts, and the RMS business will continue to be an important source of cash flow generation for us.
Overview of Results of Operations and Liquidity
Revenue for fiscal year 2017 was $1,857.6 million compared to $1,681.4 million in fiscal year 2016. The 2017 increase as compared to the corresponding period in 2016 was $176.2 million, or 10.5%, and was primarily due to growth in our DSA and Manufacturing segments, as discussed in the above “Business Trends” section.
In fiscal year 2017, our operating income and operating income margin were $287.5 million and 15.5%, respectively, compared with $237.4 million and 14.1%, respectively, in fiscal year 2016. The increase in operating income and operating income margin was primarily due to increased demand in our DSA and Manufacturing segments, the effects of our recent acquisitions, and various productivity initiatives.
Net income attributable to common shareholders decreased to $123.4 million in fiscal year 2017, from $154.8 million in the corresponding period of 2016. The decrease in net income attributable to common shareholders of $31.4 million was primarily due to an increase in the provision for income taxes of $104.6 million as a result of U.S. Tax Reform, partially offset by an increase in operating income as discussed above, as well as a gain of $10.6 million on the CDMO divestiture and an increase of $12.6 million in gains on our venture capital investments.
During fiscal year 2017, our cash flows from operations was $318.1 million compared with $316.9 million for fiscal year 2016. The increase was primarily driven by positive changes in operating assets and liabilities due to the recognition of a tax payable in connection with the recent U.S. Tax Reform, and the timing of our accounts payable and accrued compensation payments. These increases were partially offset by a decrease in income from continuing operations.
In the fourth quarter of fiscal 2017, as part of our efficiency initiatives, we committed to a plan to close our RMS production facility in Maryland before the end of 2018, consolidate production in other facilities, and to reduce our workforce at certain other global RMS facilities. Total costs recognized in the fourth quarter of fiscal 2017 were $18.1 million, of which $17.7 million related to asset impairments and accelerated depreciation. Additional costs are expected to be incurred during 2018 resulting from accelerated lease obligations, severance and transition costs, and site consolidation costs in the range of $6.5 million to $7.5 million.
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
We believe that the application of our accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Note 1, “Description of Business and Summary of Significant Accounting Policies”, to our consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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
We recognize product revenue, net of allowances for estimated returns, rebates and discounts, when title and risk of loss pass to customers. When we sell equipment with specified acceptance criteria, we assess our ability to meet the acceptance criteria in order to determine the timing of revenue recognition. We defer revenue until completion of customer acceptance testing if we are not able to demonstrate the ability to meet such acceptance criteria.
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
At the inception of each arrangement that includes milestone payments, we evaluate whether each milestone is substantive. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) our performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone; (b) the consideration relates solely to past performance; and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, clinical, regulatory, and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required, and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. If a substantive milestone is achieved and collection of the related receivable is reasonably assured, we recognize revenue related to the milestone in its entirety in the period in which the milestone is achieved. If we were to achieve milestones that we consider substantive under any of our revenue arrangements, we may experience significant fluctuations in our revenue from quarter to quarter and year to year depending on the timing of achieving such substantive milestones. In those circumstances where a milestone is not substantive, we recognize as revenue, on the date the milestone is achieved, an amount equal to the applicable percentage of the performance period that had elapsed as of the date the milestone was achieved, with the balance being deferred and recognized over the remaining period of performance. As of December 30, 2017, we had no significant milestones that were deemed substantive.
We record shipping charges billed to customers in total revenue and record shipping costs in cost of revenue (excluding amortization of intangible assets) for all periods presented.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as U.S. Tax Reform. U.S. Tax Reform makes broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal statutory tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S federal income taxes on dividends from foreign subsidiaries; (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (v) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (vi) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (vii) creating a new limitation on deductible interest expense; (viii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and (ix) modifying the officer’s compensation limitation.
The provision for income taxes for fiscal year 2017 includes a $78.5 million estimate for the impact of the enactment of U.S. Tax Reform. The estimated impact of U.S. Tax Reform consists of $73.5 million relating to the one-time transition tax on unrepatriated earnings, $18.2 million of withholding and state taxes relating to withdrawal of our indefinite reinvestment assertion regarding unremitted earnings, and $13.2 million tax benefit for the revaluation of U.S. federal net deferred tax liabilities from 35% to 21%. The final impact of U.S. Tax Reform may differ from these estimates, due to, among other things, changes in interpretations, analysis and assumptions made by management, additional guidance that may be issued by the U.S. Department of the Treasury and the Internal Revenue Service, and any updates or changes to estimates we have utilized to calculate the transition impact. Therefore, our accounting for the elements of U.S. Tax Reform is incomplete. However, we were able to make reasonable estimates of the effects of U.S. Tax Reform.
Prior to the fourth quarter of fiscal year 2017, we asserted that the unremitted earnings of our foreign subsidiaries were deemed indefinitely reinvested as they were required to fund needs outside of the U.S. As a result of the deemed repatriation toll tax and other effects of U.S. Tax Reform enacted during the fourth quarter of fiscal year 2017, we have withdrawn our indefinite reinvestment assertion for all of our unremitted foreign earnings and have provided deferred taxes of $18.2 million for future withholding and state income taxes upon the repatriation of these earnings. In light of the reduced incremental tax cost of repatriating unremitted earnings, as well as other effects of U.S. Tax Reform, we have determined we can no longer overcome the presumption that all undistributed foreign earnings will ultimately be transferred to the U.S. parent entity.
In fiscal 2017, we adopted Accounting Standard Update (ASU) 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The standard reduces complexity in several aspects of the accounting for employee share-based compensation, including certain income tax consequences. Excess tax benefits and tax deficiencies are recognized in the consolidated statements of income on a prospective basis. The adoption to recognize excess tax benefits and tax deficiencies within the consolidated statements of income on a prospective basis could result in fluctuations in the effective tax rate period-over-period, depending on how many awards vest and the volatility of our stock price. During fiscal year 2017, the impact to the provision for income taxes within the consolidated statements of income was an excess tax benefit of $11.0 million. Further, for fiscal year 2017, we excluded the effect of windfall tax benefits from the hypothetical proceeds used to calculate the repurchase of shares under the treasury stock method for the calculation of diluted earnings per share.
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
In fiscal years 2017, 2016 and 2015, we performed the first step of the two-step goodwill impairment test for our reporting units. Fair value was determined by using a weighted combination of a market-based approach and an income approach, as this combination was deemed to be the most indicative of our fair value in an orderly transaction between market participants. Under the market-based approach, we utilized information about our Company as well as publicly available industry information to determine earnings multiples and sales multiples that are used to value our reporting units. Under the income approach, we determined fair value based on the estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn.
Our 2017, 2016 and 2015 impairment tests indicated that goodwill was not impaired.
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
In fiscal 2017, we recognized $17.7 million of asset impairment and accelerated depreciation charges on the RMS facility in Frederick, Maryland in connection with our global RMS restructuring initiatives.
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
In fiscal year 2017, new mortality improvement scales were issued in the U.S. and United Kingdom (U.K) reflecting a decline in longevity projection from the 2016 releases that we adopted, which decreased our benefit obligations by $5.2 million as of

December 30, 2017. In fiscal year 2016, new mortality improvement scales were issued in the U.S. reflecting a decline in longevity projection from the 2015 releases that we adopted, which decreased our benefit obligations by $1.3 million as of December 31, 2016.
Stock-Based Compensation
We grant stock options, restricted stock, restricted stock units (RSUs), and performance share units (PSUs) to employees, and stock options, restricted stock, and RSUs to non-employee directors under stock-based compensation plans. We make certain assumptions in order to value and record expense associated with awards made under our stock-based compensation arrangements. Changes in these assumptions may lead to variability with respect to the timing and amount of expense we recognize in connection with share-based payments.
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
Due to our adoption in fiscal 2017 of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, we elected to change our accounting policy to account for forfeitures when they occur on a modified retrospective basis, which resulted in an immaterial impact on our consolidated financial statements and related disclosures.
New Accounting Pronouncements
For a discussion of new accounting pronouncements, refer to Note 1, “Description of Business and Summary of Significant Accounting Policies” to our consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K.

Results of Operations
Fiscal Year 2017 Compared to Fiscal Year 2016
Revenue
The following tables present consolidated revenue by reportable segment and by type:

	Fiscal Year
	2017	2016	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$493.6	$494.0	$(0.4)	(0.1)%	(0.2)%
DSA	980.0	836.6	143.4	17.1%	(0.2)%
Manufacturing	384.0	350.8	33.2	9.5%	0.7%
Total revenue	$1,857.6	$1,681.4	$176.2	10.5%	0.0%

	Fiscal Year
	2017	2016	$ change	% change
	(in millions, except percentages)
Service revenue	$1,298.3	$1,130.7	$167.6	14.8%
Product revenue	559.3	550.7	8.6	1.6%
Total revenue	$1,857.6	$1,681.4	$176.2	10.5%
RMS revenue decreased $0.4 million due to lower research model revenue outside of China, lower service revenue in the RADS business, and the negative effect of changes in foreign currency exchange rates; partially offset by higher research model product revenue in China, and higher research model services revenue attributable to the IS and GEMS businesses.
DSA revenue increased $143.4 million due primarily to increased demand from mid-tier biotechnology clients and global biopharmaceuticals clients. The Safety Assessment business had higher service revenue as a result of the WIL Research acquisition, which contributed $62.5 million to service revenue growth, as well as growth of the legacy business, including favorable volume, mix of services, and pricing; and the Discovery Services business had higher service revenue, primarily as a result of the acquisitions of Agilux and Brains On-Line that contributed $28.6 million and $4.9 million to service revenue growth, respectively; partially offset by the negative effect of changes in foreign currency exchange rates.
Manufacturing revenue increased $33.2 million due primarily to higher demand for endotoxin products in the Microbial Solutions business; increased demand in the Biologics business, which included the acquisition of Blue Stream that contributed $3.5 million to service revenue growth; and positive effect of changes in foreign current exchange rates; partially offset by the absence of $10.9 million of service revenue related to the CDMO business; and lower product revenue in the Avian business.
Cost of Services Provided and Products Sold (Excluding Amortization of Intangible Assets)

The following tables present consolidated costs of services provided and products sold (excluding amortization of intangible assets) (Costs) by reportable segment and by type:

	Fiscal Year
	2017	2016	$ change	% change
	(in millions, except percentages)
RMS	$317.0	$292.8	$24.2	8.3%
DSA	660.6	572.4	88.2	15.4%
Manufacturing	177.7	169.5	8.2	4.8%
Total cost of services provided and products sold (excluding amortization of intangible assets)	$1,155.3	$1,034.7	$120.6	11.6%

	Fiscal Year
	2017	2016	$ change	% change
	(in millions, except percentages)
Cost of services provided	$865.6	$757.7	$107.9	14.2%
Cost of products sold	289.7	277.0	12.7	4.6%
Total cost of services provided and products sold (excluding amortization of intangible assets)	$1,155.3	$1,034.7	$120.6	11.6%
Costs for fiscal year 2017 increased $120.6 million, or 11.6%, compared to fiscal year 2016. Costs as a percentage of revenue for fiscal year 2017 were 62.2%, an increase of 0.7%, from 61.5% for fiscal year 2016.
RMS Costs increased $24.2 million due primarily to higher restructuring costs associated with the planned closure of our production facility in Maryland; increased employee compensation costs and increased facility investments in China; partially offset by the favorable effect of changes in foreign currency exchange rates. RMS Costs as a percentage of revenue for fiscal year 2017 were 64.2%, an increase of 4.9%, from 59.3% for fiscal year 2016, due primarily to lower research model volume, higher restructuring charges, higher compensation costs, and facility investments.
DSA Costs increased $88.2 million due primarily to an increase in Safety Assessment Costs, which included a higher service cost base due to the WIL Research acquisition and the growth of the legacy services business, and higher compensation; an increase in Discovery Services Costs, which included a higher service cost base due to the acquisitions of Agilux and Brains On-Line, and higher compensation costs; partially offset by higher restructuring costs incurred during 2016 associated with site consolidations to help improve productivity; and the favorable effect of changes in foreign currency exchange rates. DSA Costs as a percentage of revenue for fiscal year 2017 were 67.4%, a decrease of 1.0%, from 68.4% for fiscal year 2016, due primarily to higher volume, favorable pricing, and productivity improvements.
Manufacturing Costs increased $8.2 million due primarily to an increase in Microbial Solutions Costs resulting from higher demand of endotoxin products; an increase in Biologics Costs resulting from the growth of the business and the acquisition of Blue Stream; and the unfavorable effect of changes in foreign currency exchange rates; partially offset by a decrease in CDMO Costs related to the divestiture of the CDMO business. Manufacturing Costs as a percentage of revenue for fiscal year 2017 were 46.3%, a decrease of 2.0%, from 48.3% for fiscal year 2016, due primarily to higher volume, favorable pricing, and productivity improvements.

Selling, General and Administrative Expenses

	Fiscal Year
	2017	2016	$ change	% change
	(in millions, except percentages)
RMS	$60.2	$62.5	$(2.3)	(3.7)%
DSA	105.5	98.3	7.2	7.3%
Manufacturing	72.5	65.1	7.4	11.4%
Unallocated corporate	135.2	141.6	(6.4)	(4.6)%
Total selling, general and administrative	$373.4	$367.5	$5.9	1.6%
Selling, general and administrative expenses (SG&A) for fiscal year 2017 increased $5.9 million, or 1.6%, compared with fiscal year 2016. SG&A as a percentage of revenue for fiscal year 2017 was 20.1%, a decrease of 1.8%, from 21.9% for fiscal year 2016, which was driven by the RMS and DSA segments, as well as a reduction in unallocated corporate spend, as discussed below.
The decrease in RMS SG&A of $2.3 million was primarily related to a decrease in operating expenses, including information technology infrastructure and facility expenses. RMS SG&A as a percentage of revenue for fiscal year 2017 was 12.2%, a decrease of 0.4%, from 12.6% for fiscal year 2016.
The increase in DSA SG&A of $7.2 million was primarily related to an increase in compensation, benefits, and other employee-related expenses to support the growth of the business. DSA SG&A as a percentage of revenue for fiscal year 2017 was 10.8%, a decrease of 1.0%, from 11.8% for fiscal year 2016.
The increase in Manufacturing SG&A of $7.4 million was primarily related to an increase in compensation, benefits, and other employee-related expenses to support the growth of the business. Manufacturing SG&A as a percentage of revenue for fiscal year 2017 was 18.9%, an increase of 0.3%, from 18.6% for fiscal year 2016.
The decrease in unallocated corporate SG&A of $6.4 million was primarily related to a decrease in costs associated with the evaluation and integration of acquisitions, and decrease in information technology infrastructure related expenses; partially offset by an increase in compensation, benefits, and other employee-related expenses.
Amortization of Intangible Assets Amortization of intangible assets for fiscal year 2017 was $41.4 million, a decrease of $0.3 million, or 0.8%, from $41.7 million for fiscal year 2016, due primarily to certain intangible assets becoming fully amortized and the disposal of certain amortizable intangible assets in connection with the CDMO business divestiture; partially offset by the amortization of certain intangible assets acquired in connection with our recent acquisitions.
Interest Income Interest income, which represents earnings on cash, cash equivalents, and time deposits was $0.7 million for fiscal year 2017, a decrease of $0.6 million, or 47.5%, compared to $1.3 million for fiscal year 2016.
Interest Expense Interest expense for fiscal year 2017 was $29.8 million, an increase of $2.1 million, or 7.5%, compared to $27.7 million for fiscal year 2016. The increase was due primarily to higher average balances outstanding and higher average interest rates under our $1.65B Credit Facility; partially offset by the increase in fiscal year 2016 attributed to the write-off of a portion of debt issuance costs in connection with the modification of our prior $1.3B Credit Facility.
Other Income, Net Other income, net, was $38.5 million for fiscal year 2017, an increase of $26.6 million, or 224.0%, compared to $11.9 million for fiscal year 2016. The increase in other income, net was driven by an increase of $12.6 million in gains recognized related to our venture capital investments, a $10.6 million gain recognized as a result of the divestiture of the CDMO business, and higher net gains on life insurance policy investments of $2.0 million.
Income Taxes Income tax expense was $171.4 million for fiscal year 2017, an increase of $104.6 million, compared to $66.8 million for fiscal year 2016. Our effective tax rate was 57.7% for fiscal year 2017, compared to 30.0% for fiscal year 2016. The increase was primarily driven by the one-time transition tax on unrepatriated foreign earnings mandated by U.S. Tax Reform, the change of our assertion of indefinite reinvestment of foreign earnings, and a gain on the divestiture of the CDMO business. These increases are net of decreases relating to the excess tax benefits from stock-based compensation due to the adoption of ASU 2016-09, as well as the revaluation of U.S. net deferred tax liabilities to 21% based on enacted U.S. Tax Reform.
Fiscal Year 2016 Compared to Fiscal Year 2015
Revenue
The following tables present consolidated revenue by reportable segment and by type:

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
RMS revenue increased $23.6 million due to higher research model services revenue in North America, Europe, and Japan and higher research model product revenue in North America, Europe, and Asia; partially offset by the negative effect of changes in foreign currency exchange rates.
DSA revenue increased $224.4 million due to higher service revenue in the Safety Assessment business, primarily as a result of the WIL Research acquisition that contributed $163.5 million to service revenue growth, and increased study volume, mix of services, and pricing in our legacy business; and higher service revenue in Discovery Services’ In Vivo business, which includes the acquisitions of Oncotest and Agilux that contributed $14.6 million to service revenue growth; partially offset by lower Early Discovery service revenue due primarily to softer demand from global clients; and the negative effect of changes in foreign currency exchange rates.
Manufacturing revenue increased $70.1 million due to higher revenue in the Microbial Solutions business, which includes the acquisition of the Celsis business that contributed $17.9 million to revenue product growth; higher service revenue in the Biologics business, which includes the Blue Stream acquisition that contributed $4.1 million to service revenue growth; higher product revenue in the Avian business, primarily due to the acquisition of the Sunrise business that contributed $4.9 million to product revenue growth; and Contract Manufacturing service revenue related to the CDMO services of WIL Research acquired in April 2016 that contributed $12.6 million to service revenue growth; partially offset by the negative effect of changes in foreign currency exchange rates.
Cost of Services Provided and Products Sold (Excluding Amortization of Intangible Assets)
The following tables presents consolidated cost of services provided and products sold (excluding amortization of intangible assets) by reportable segment:

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
Costs for fiscal year 2016 increased $202.5 million, or 24.3%, compared with fiscal year 2015. Costs as a percentage of revenue for fiscal year 2016 were 61.5%, an increase of 0.5%, from 61.0% for fiscal year 2015.
RMS Costs increased $8.6 million due primarily to the growth of the business, partially offset by cost savings achieved as a result of our efficiency initiatives. RMS Costs as a percentage of revenue for fiscal year 2016 were 59.3%, a decrease of 1.1%, from 60.4% for fiscal year 2015.
DSA Costs increased $165.4 million due primarily to an increase in Safety Assessment Costs, which included a higher service cost base due to the acquisition of WIL Research, the growth of the legacy business; an increase in Discovery Services Costs, which included a higher service cost base due to the acquisitions of Oncotest and Agilux; a charge of $1.9 million related to an impairment of certain intangibles; and a restructuring charge of $9.4 million related to the consolidation of small DSA facilities in the U.S., Ireland, and the U.K.; partially offset by the favorable effect of changes in foreign currency exchange rates. DSA Costs as a percentage of revenue for fiscal year 2016 were 68.4%, an increase of 1.9%, from 66.5% for fiscal year 2015, primarily due to the acquisition of WIL Research.
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
SG&A for fiscal year 2016 increased $67.1 million, or 22.3%, compared with fiscal year 2015. SG&A as a percentage of revenue for fiscal year 2016 was 21.9%, a decrease of 0.1%, from 22.0% for fiscal year 2015.
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
Other Income, Net Other income, net, was $11.9 million for fiscal year 2016, an increase of $8.9 million, or 295.5%, compared to $3.0 million for fiscal year 2015. The increase in other income, net was driven by the absence of an expense of $10.4 million due to a reversal of the indemnification asset associated with a previous acquisition in the corresponding period in 2015; an increase of $6.5 million in gains on our venture capital investments accounted for under the equity method; a higher net gain of $2.1 million on life insurance policy investments; a $0.7 million gain on remeasurement of previously held equity interest in an entity acquired in a step acquisition; and an increase of $0.6 million in other activity; partially offset by the absence of a bargain purchase gain of $9.9 million associated with the acquisition of Sunrise in May 2015; and a $1.5 million charge recorded in connection with the modification of the option to purchase the remaining 13% equity interest in Vital River.
Income Taxes Income tax expense was $66.8 million for fiscal year 2016, an increase of $23.4 million, compared to $43.4 million for fiscal year 2015. Our effective tax rate was 30.0% in the fiscal year 2016, compared to 22.2% in the fiscal year 2015. The increase was primarily driven by non-deductible expenses associated with acquisitions and restructurings. In addition, we recognized a reduction in unrecognized tax benefits and related interest of $10.4 million due to the expiration of the statute of limitations associated with pre-acquisition tax positions on the forgiveness of debt and a non-taxable bargain purchase gain of $9.9 million associated with the acquisition of Sunrise in fiscal year 2015.

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
The following table presents our cash, cash equivalents and investments:

	December 30, 2017	December 31, 2016
	(in millions)
Cash and cash equivalents:
Held in U.S. entities	$30.6	$10.6
Held in non-U.S. entities	133.2	107.0
Total cash and cash equivalents	163.8	117.6
Investments:
Held in U.S. entities	—	—
Held in non-U.S. entities	28.5	3.8
Total cash, cash equivalents and investments	$192.3	$121.4
Borrowings
On March 30, 2016, we amended and restated our $1.3 billion credit facility, creating our $1.65B Credit Facility which (1) extended the maturity date for the credit facility, and (2) made certain other amendments in connection with our acquisition of WIL Research. The $1.65B Credit Facility provides for up to $1.65 billion in financing, including a $650.0 million term loan facility and a $1.0 billion multi-currency revolving credit facility. The term loan facility matures in 19 quarterly installments, with the last installment due March 30, 2021. The revolving credit facility matures on March 30, 2021, and requires no scheduled payment before that date.
Amounts outstanding under the $1.65B Credit Facility were as follows:

	December 30, 2017	December 31, 2016
	(in millions)
Term loans	$601.3	$633.8
Revolving credit facility	501.0	578.8
Total	$1,102.3	$1,212.6
Under specified circumstances, we have the ability to increase the term loan facility and/or revolving credit facility by up to $500.0 million in the aggregate. The interest rates applicable to the term loan and revolving loans under the $1.65B Credit Facility are, at our option, equal to either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted LIBOR rate plus 1%) or the adjusted LIBOR rate, plus an interest rate margin based upon our leverage ratio.
In connection with our plan to acquire MPI Research, our intention is to increase our debt level by approximately $830 million as we obtained a commitment for a bridge loan facility. We are evaluating fixed-rate debt financing alternatives which could be used to finance the acquisition and for general corporate purposes.
Repurchases of Common Stock
On May 9, 2017, our Board of Directors increased the stock repurchase authorization by $150.0 million, to an aggregate amount of $1.3 billion. During fiscal year 2017, we repurchased 1.0 million shares for $90.6 million under our authorized stock repurchase program. As of December 30, 2017, we had $129.1 million remaining on the authorized stock repurchase program. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, RSUs, and PSUs in order to satisfy individual statutory tax withholding requirements. During fiscal year 2017, we acquired 0.2 million shares for $16.3 million through such netting.

Cash Flows
The following table presents our net cash provided by operating activities:

	Fiscal Year
	2017	2016	2015
	(in millions)
Income from continuing operations	$125.6	$156.1	$152.0
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities	186.6	174.3	126.6
Changes in assets and liabilities	5.9	(13.5)	28.2
Net cash provided by operating activities	$318.1	$316.9	$306.8
Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our income from continuing operations for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, deferred income taxes, gains on venture capital investments and divestiture, and impairment charges, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. Net cash provided by operating activities increased from fiscal year 2016 to 2017. The increase was primarily driven by positive changes in operating assets and liabilities due to the recognition of a tax payable in connection with the recent U.S. Tax Reform, and the timing of our accounts payable and accrued compensation payments. These increases were partially offset by a decrease in income from continuing operations. The increase in net cash provided by operating activities from fiscal year 2015 to 2016 was primarily driven by higher income from continuing operations partially offset by a negative change in operating assets and liabilities. Our days sales outstanding, which includes deferred revenue as an offset to accounts receivable but is not adjusted for an allowance for doubtful accounts in the calculation, was 60 days as of December 30, 2017, compared to 52 days as of December 31, 2016, and 51 days as of December 26, 2015. The increase was primarily driven by changes in the timing of certain working capital items related to integration of the information systems of WIL Research, which the Company acquired in 2016, and timing of deferred revenue.
The following table presents our net cash used in investing activities:

	Fiscal Year
	2017	2016	2015
	(in millions)
Acquisition of businesses and assets, net of cash acquired	$(25.0)	$(648.5)	$(247.7)
Capital expenditures	(82.4)	(55.3)	(63.3)
Investments, net	(37.2)	7.4	(14.4)
Proceeds from divestiture	72.5	—	—
Other, net	(0.5)	3.7	(2.2)
Net cash used in investing activities	$(72.6)	$(692.7)	$(327.6)
The primary use of cash used in investing activities in fiscal year 2017 related to our capital expenditures to support the growth of the business, net investment activity, and our acquisition of Brains On-Line, partially offset by the proceeds from the divestiture of the CDMO business. The primary use of cash in fiscal year 2016 was related to our acquisitions of WIL Research for $577.4 million, net of cash acquired; Agilux for $62.0 million, net of cash acquired; and Blue Stream for $8.7 million, net of cash acquired; as well as our capital expenditures; partially offset by proceeds from the sale of investments, net of purchases of investments and contributions to venture capital investments. The principal use of cash in fiscal year 2015 was related to our acquisitions of Celsis for $202.0 million, net of cash acquired; Oncotest for $35.2 million, net of cash acquired; and Sunrise for $9.6 million, net of cash acquired; as well as our capital expenditures.

The following table presents our net cash (used in) provided by financing activities:

	Fiscal Year
	2017	2016	2015
	(in millions)
Proceeds from long-term debt and revolving credit facility	$236.8	$1,044.7	$492.5
Proceeds from exercises of stock options	38.9	23.2	39.3
Payments on long-term debt, revolving credit facility, and capital lease obligations	(372.4)	(656.6)	(417.3)
Purchase of treasury stock	(106.9)	(12.3)	(117.5)
Other, net	(4.9)	(18.2)	(4.3)
Net cash (used in) provided by financing activities	$(208.5)	$380.8	$(7.3)
For fiscal year 2017, cash used in financing activities reflected net payments of $135.6 million on long-term debt, revolving credit facility, and capital lease obligations; and treasury stock purchases of $106.9 million made pursuant to our authorized stock repurchase program and the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements; partially offset by proceeds from exercises of employee stock options of $38.9 million. For fiscal year 2016, cash provided by financing activities reflected net borrowings of $388.0 million and proceeds from exercises of employee stock options of $23.2 million; partially offset by treasury stock purchases of $12.3 million due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements and other activity. For fiscal year 2015, cash used in financing activities reflected treasury stock purchases of $117.5 million made pursuant to our authorized stock repurchase program; partially offset by net borrowings of $75.2 million; proceeds from exercises of employee stock options of $39.3 million, and other activity.
Contractual Commitments and Obligations
Minimum future payments of our contractual obligations as of December 30, 2017 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in millions)
Notes payable (1)	$1,102.4	$28.5	$134.1	$939.8	$—
Operating leases (2)	144.1	25.4	43.9	29.7	45.1
Capital leases	43.2	3.6	6.2	5.1	28.3
Redeemable noncontrolling interest (3)	15.8	—	15.8	—	—
Venture capital investment commitments (4)	37.0	26.8	10.2		—
Contingent payments (5)	26.5	3.0	23.5	—	—
Unconditional purchase obligations (6)	90.3	70.5	11.5	8.3	—
Total contractual cash obligations	$1,459.3	$157.8	$245.2	$982.9	$73.4

(1)	Notes payable includes the principal payments on our debt.

(2)
We lease properties and equipment for use in our operations. In addition to rent, the leases may require us to pay additional amounts for taxes, insurance, maintenance, and other operating expenses. Amounts reflected within the table detail future minimum rental commitments under non-cancellable operating leases, net of income from subleases, for each of the periods presented.

(3)
The estimated cash obligation for redeemable noncontrolling interest is based on the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value as of December 30, 2017.

(4)
The timing of the remaining capital commitment payments to venture capital funds is subject to the procedures of the limited liability partnerships and limited liability companies; the above table reflects the earliest possible date the payment can be required under the relevant agreements.

(5)
In connection with certain business and asset acquisitions, we agreed to make additional payments aggregating to $26.5 million based upon the achievement of certain financial targets in connection with each acquisition. The contingent payment obligations included in the table above have not been probability adjusted or discounted.

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

The above table excludes obligations related to our pension and other post-retirement benefit plans. Refer to Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K for more details.

Tax Related Obligations
We excluded liabilities pertaining to uncertain tax positions from our summary of contractual obligations presented above, as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 30, 2017, we had $24.7 million of liabilities associated with uncertain tax positions.
Additionally, we excluded federal and state income tax liabilities of $73.5 million, which is net of a federal benefit of state income tax, from our summary of contractual obligations presented above, relating to the one-time transition tax on unrepatriated earnings under U.S. Tax Reform, of which $12.9 million is expected to be paid within one year. The transition tax will be paid over an eight-year period starting in 2018 and will not accrue interest.
Off-Balance Sheet Arrangements
As of December 30, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act, except as disclosed below.
MPI Research
On February 12, 2018, we entered into a definitive agreement to acquire MPI Research. In the event the agreement is terminated under specified circumstances, we may be required to pay a termination fee of $48 million, increasing to $56 million based on other specific circumstances. Refer to Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more details.
Venture Capital Investments
We invest in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. Our total commitment to the funds as of December 30, 2017 was $88.2 million, of which we funded $51.2 million through December 30, 2017. Refer to Note 4, “Venture Capital Investments and Marketable Securities,” to our consolidated financial statements contained in Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K for further details.
Letters of Credit
Our off-balance sheet commitments related to our outstanding letters of credit as of December 30, 2017 were $4.9 million.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of December 30, 2017, our debt portfolio was comprised primarily of floating interest rate borrowings. A 100-basis point increase in interest rates would increase our annual pre-tax interest expense by $11.0 million.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound, Canadian Dollar, Chinese Yuan Renminbi, and Japanese Yen. During fiscal year 2017, the most significant drivers of foreign currency translation adjustment the Company recorded as part of other comprehensive income (loss) were the Euro, British Pound, Canadian Dollar, Chinese Yuan Renminbi, and Japanese Yen.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For fiscal year 2017, our revenue would have increased by approximately $72.0 million and our operating income would have increased by approximately $5.2 million, if the U.S. dollar exchange rate had strengthened by 10%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.

During fiscal year 2017, we utilized foreign exchange contracts, principally to hedge certain balance sheet exposures resulting from currency fluctuations. No foreign currency contracts were open as of December 30, 2017.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Charles River Laboratories International, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Charles River Laboratories International, Inc. and its subsidiaries as of December 30, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 30, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Brains On-Line from its assessment of internal control over financial reporting as of December 30, 2017 because it was acquired by the Company in a purchase business combination during 2017. We have also excluded Brains On-Line from our audit of internal control over financial reporting. Brains On-Line is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting each represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 30, 2017.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 13, 2018

We have served as the Company’s auditor since 1999.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year
	2017	2016	2015
Service revenue	$1,298,298	$1,130,733	$858,244
Product revenue	559,303	550,699	505,058
Total revenue	1,857,601	1,681,432	1,363,302
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	865,618	757,732	568,227
Cost of products sold (excluding amortization of intangible assets)	289,669	277,034	263,983
Selling, general and administrative	373,446	367,548	300,414
Amortization of intangible assets	41,370	41,699	24,229
Operating income	287,498	237,419	206,449
Other income (expense):
Interest income	690	1,314	1,043
Interest expense	(29,777)	(27,709)	(15,072)
Other income, net	38,544	11,897	3,008
Income from continuing operations, before income taxes	296,955	222,921	195,428
Provision for income taxes	171,369	66,835	43,391
Income from continuing operations, net of income taxes	125,586	156,086	152,037
Income (loss) from discontinued operations, net of income taxes	(137)	280	(950)
Net income	125,449	156,366	151,087
Less: Net income attributable to noncontrolling interests	2,094	1,601	1,774
Net income attributable to common shareholders	$123,355	$154,765	$149,313
Earnings (loss) per common share
Basic:
Continuing operations attributable to common shareholders	$2.60	$3.28	$3.23
Discontinued operations	$—	$0.01	$(0.02)
Net income attributable to common shareholders	$2.60	$3.29	$3.21
Diluted:
Continuing operations attributable to common shareholders	$2.54	$3.22	$3.15
Discontinued operations	$—	$0.01	$(0.02)
Net income attributable to common shareholders	$2.54	$3.23	$3.13

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year
	2017	2016	2015
Net income	$125,449	$156,366	$151,087
Other comprehensive income (loss):
Foreign currency translation adjustment and other	78,084	(73,243)	(61,982)
Cumulative translation adjustment related to intercompany loan forgiveness	—	—	(2,341)
Pension and other post-retirement benefit plans (Note 10):
Prior service cost and gains (losses) arising during the period	36,593	(60,678)	(302)
Amortization of net loss and prior service benefit included in net periodic pension cost	3,344	1,711	2,617
Comprehensive income, before income taxes	243,470	24,156	89,079
Income tax expense (benefit) related to items of other comprehensive income (Note 8)	7,954	(12,369)	530
Comprehensive income, net of income taxes	235,516	36,525	88,549
Less: Comprehensive income (loss) related to noncontrolling interest, net of income taxes	3,128	(24)	537
Comprehensive income attributable to common shareholders, net of income taxes	$232,388	$36,549	$88,012

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$163,794	$117,626
Trade receivables, net	430,016	364,050
Inventories	114,956	95,833
Prepaid assets	36,544	34,315
Other current assets	81,315	45,008
Total current assets	826,625	656,832
Property, plant and equipment, net	781,973	755,827
Goodwill	804,906	787,517
Client relationships, net	301,891	320,157
Other intangible assets, net	67,871	74,291
Deferred tax assets	22,654	28,746
Other assets	124,002	88,430
Total assets	$2,929,922	$2,711,800
Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Current portion of long-term debt and capital leases	$30,998	$27,313
Accounts payable	77,838	68,485
Accrued compensation	101,044	93,471
Deferred revenue	117,569	127,731
Accrued liabilities	89,780	84,470
Other current liabilities	44,460	26,500
Current liabilities of discontinued operations	1,815	1,623
Total current liabilities	463,504	429,593
Long-term debt, net and capital leases	1,114,105	1,207,696
Deferred tax liabilities	89,540	55,717
Other long-term liabilities	194,815	159,239
Long-term liabilities of discontinued operations	3,942	5,771
Total liabilities	1,865,906	1,858,016
Commitments and contingencies (Notes 2, 7, 9, 10, and 13)
Redeemable noncontrolling interest	16,609	14,659
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 87,495 shares issued and 47,402 shares outstanding as of December 30, 2017 and 86,301 shares issued and 47,363 shares outstanding as of December 31, 2016	875	863
Additional paid-in capital	2,560,192	2,477,371
Retained earnings	288,658	165,303
Treasury stock, at cost, 40,093 shares and 38,938 shares as of December 30, 2017 and December 31, 2016, respectively	(1,659,914)	(1,553,005)
Accumulated other comprehensive loss	(144,731)	(253,764)
Total equity attributable to common shareholders	1,045,080	836,768
Noncontrolling interest	2,327	2,357
Total equity	1,047,407	839,125
Total liabilities, redeemable noncontrolling interest and equity	$2,929,922	$2,711,800
See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2017	2016	2015
Cash flows relating to operating activities
Net income	$125,449	$156,366	$151,087
Less: Income (loss) from discontinued operations, net of income taxes	(137)	280	(950)
Income from continuing operations, net of income taxes	125,586	156,086	152,037
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	131,159	126,658	94,881
Stock-based compensation	44,003	43,642	40,122
Deferred income taxes	28,254	1,945	2,689
Gain on venture capital investments	(22,867)	(10,284)	(3,823)
Gain on divestiture	(10,577)	—	—
Impairment charges	17,239	6,717	196
(Gain) loss on bargain purchase	(277)	16	(9,837)
Other, net	(389)	5,613	2,352
Changes in assets and liabilities:
Trade receivables, net	(48,279)	(52,780)	(16,963)
Inventories	(17,838)	(4,021)	3,364
Accounts payable	34	22,076	1,174
Accrued compensation	3,666	9,298	8,414
Long-term payable on Transition Tax (Notes 3 and 9)	61,038	—	—
Other assets and liabilities, net	7,322	11,933	32,227
Net cash provided by operating activities	318,074	316,899	306,833
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(25,012)	(648,482)	(247,651)
Capital expenditures	(82,431)	(55,288)	(63,252)
Purchases of investments and contributions to venture capital investments	(46,217)	(40,248)	(34,235)
Proceeds from sale of investments	9,128	47,652	19,743
Proceeds from divestiture	72,462	—	—
Other, net	(516)	3,694	(2,221)
Net cash used in investing activities	(72,586)	(692,672)	(327,616)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	236,856	1,044,666	492,514
Proceeds from exercises of stock options	38,870	23,197	39,367
Payments on long-term debt, revolving credit facility, and capital lease obligations	(372,435)	(656,636)	(417,331)
Purchase of treasury stock	(106,909)	(12,267)	(117,478)
Other, net	(4,858)	(18,204)	(4,330)
Net cash (used in) provided by financing activities	(208,476)	380,756	(7,258)
Discontinued operations
Net cash used in operating activities from discontinued operations	(1,809)	(2,056)	(1,876)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	11,234	(2,996)	(12,695)
Net change in cash, cash equivalents, and restricted cash	46,437	(69)	(42,612)
Cash, cash equivalents, and restricted cash, beginning of period	119,894	119,963	162,575
Cash, cash equivalents, and restricted cash, end of period	$166,331	$119,894	$119,963

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Fiscal Year
	2017	2016	2015
Supplemental cash flow information:
Cash and cash equivalents	$163,794	$117,626	$117,947
Restricted cash included in Other current assets	592	532	271
Restricted cash included in Other assets	1,945	1,736	1,745
Cash, cash equivalents, and restricted cash, end of period	$166,331	$119,894	$119,963

Cash paid for income taxes	$60,377	$42,868	$24,436
Cash paid for interest	$27,417	$22,756	$11,101
Non-cash investing and financing activities:
Capitalized interest	$36	$4	$424
Additions to property, plant and equipment, net	$38,199	$5,333	$6,720
Assets acquired under capital lease	$722	$1,335	$10,281

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 27, 2014	84,503	$845	$2,307,640	$(138,775)	$(74,247)	37,176	$(1,423,260)	$672,203	$3,724	$675,927
Net income	—	—	—	149,313	—	—	—	149,313	936	150,249
Other comprehensive loss	—	—	—	—	(61,301)	—	—	(61,301)	(171)	(61,472)
Adjustment of redeemable noncontrolling interest to fair value	—	—	183	—	—	—	—	183	—	183
Tax benefit associated with stock issued under employee compensation plans	—	—	10,608	—	—	—	—	10,608	—	10,608
Issuance of stock under employee compensation plans	961	10	39,407	—	—	—	—	39,417	—	39,417
Acquisition of treasury shares	—	—	—	—	—	1,590	(117,478)	(117,478)	—	(117,478)
Stock-based compensation	—	—	40,122	—	—	—	—	40,122	—	40,122
December 26, 2015	85,464	855	2,397,960	10,538	(135,548)	38,766	(1,540,738)	733,067	4,489	737,556
Net income	—	—	—	154,765	—	—	—	154,765	924	155,689
Other comprehensive loss	—	—	—	—	(118,216)	—	—	(118,216)	(154)	(118,370)
Dividends declared to noncontrolling interest	—	—	—	—	—	—	—	—	(2,902)	(2,902)
Adjustment of redeemable noncontrolling interest to fair value	—	—	1,690	—	—	—	—	1,690	—	1,690
Purchase of additional equity in redeemable noncontrolling interest	—	—	1,593	—	—	—	—	1,593	—	1,593
Tax benefit associated with stock issued under employee compensation plans	—	—	9,274	—	—	—	—	9,274	—	9,274
Issuance of stock under employee compensation plans	837	8	23,212	—	—	—	—	23,220	—	23,220
Acquisition of treasury shares	—	—	—	—	—	172	(12,267)	(12,267)	—	(12,267)
Stock-based compensation	—	—	43,642	—	—	—	—	43,642	—	43,642
December 31, 2016	86,301	863	2,477,371	165,303	(253,764)	38,938	(1,553,005)	836,768	2,357	839,125
Net income	—	—	—	123,355	—	—	—	123,355	1,179	124,534
Other comprehensive income	—	—	—	—	109,033	—	—	109,033	—	109,033
Dividends declared to noncontrolling interest	—	—	—	—	—	—	—	—	(1,209)	(1,209)
Issuance of stock under employee compensation plans	1,194	12	38,818	—	—	—	—	38,830	—	38,830
Acquisition of treasury shares	—	—	—	—	—	1,155	(106,909)	(106,909)	—	(106,909)
Stock-based compensation	—	—	44,003	—	—	—	—	44,003	—	44,003
December 30, 2017	87,495	$875	$2,560,192	$288,658	$(144,731)	40,093	$(1,659,914)	$1,045,080	$2,327	$1,047,407

See Notes to Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Charles River Laboratories International, Inc. (the Company), together with its subsidiaries, is a full service, early-stage contract research organization (CRO). The Company has built upon its core competency of laboratory animal medicine and science (research model technologies) to develop a diverse portfolio of discovery and safety assessment services, both Good Laboratory Practice (GLP) and non-GLP, that enable the Company to support its clients from target identification through non-clinical development. The Company also provides a suite of products and services to support its clients’ manufacturing activities.
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
Reclassifications
Certain reclassifications have been made in the consolidated statements of cash flows for prior periods to conform to the current year presentation. See “Newly Adopted Accounting Pronouncements” below for further discussion.
Segment Reporting
The Company reports its results in three reportable segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Support (Manufacturing). The Company’s RMS reportable segment includes the Research Models and Research Model Services businesses. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes: Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered research models; Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models; and Insourcing Solutions (IS), which provides colony management of its clients’ research operations (including recruitment, training, staffing, and management services). The Company’s DSA reportable segment includes services required to take a drug through the early development process including discovery services, which are non-regulated services to assist clients with the identification, screening, and selection of a lead compound for drug development, and regulated and non-regulated (GLP and non-GLP) safety assessment services. The Company’s Manufacturing reportable segment includes Microbial Solutions, which provides in vitro (non-animal) lot-release testing products, microbial detection products, and species identification services; Biologics Testing Services (Biologics), which performs specialized testing of biologics; Avian Vaccine Services (Avian), which supplies specific-pathogen-free chicken eggs and chickens; and contract development and manufacturing (CDMO) services, which, until the Company divested this business on February 10, 2017, allowed it to provide formulation design and development, manufacturing, and analytical and stability testing for small molecules.
Use of Estimates
The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP) requires that the Company make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.
Cash and Cash Equivalents

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash equivalents include money market funds, time deposits and other investments with remaining maturities at the purchase date of three months or less.
Investments
Marketable securities are reported at fair value. Realized gains and losses on marketable securities are included in other income, net and are determined using the specific identification method. Unrealized gains and losses on available-for-sale marketable securities are included in accumulated other comprehensive loss. Time deposits with original maturities of greater than three months are reported as investments.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade receivables. The Company places cash and cash equivalents and investments in various financial institutions with high credit rating and limits the amount of credit exposure to any one financial institution. Trade receivables are primarily from clients in the pharmaceutical and biotechnology industries, as well as academic and government institutions. Concentrations of credit risk with respect to trade receivables, which are typically unsecured, are limited due to the wide variety of customers using the Company’s products and services as well as their dispersion across many geographic areas. No single client accounted for more than 5% of revenue or trade receivables for the periods ended December 30, 2017 and December 31, 2016.
Fair Value Measurements
The accounting standard for fair value measurements defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and requires certain disclosures about fair value measurements. Under this standard, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has certain financial assets and liabilities recorded at fair value, which have been classified as Level 1, 2 or 3 within the fair value hierarchy:

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

•
Debt instruments - The book value of the Company’s term and revolving loans, which are variable rate loans carried at amortized cost, approximates the fair value based on current market pricing of similar debt;

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Contingent consideration - Valued based on a probability weighting of the future cash flows associated with the potential outcomes; and

•	Redeemable noncontrolling interest - Valued using the income approach based on estimated future cash flows of the underlying business discounted by a weighted average cost of capital.
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
Property, Plant and Equipment, Net
Property, plant and equipment, net, including improvements that significantly add to productive capacity or extend useful life, are carried at cost and are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The cost of normal, recurring, or periodic repairs and maintenance activities related to property, plant and equipment is expensed as incurred. In addition, the Company capitalizes certain internal use computer software development costs. Costs incurred during the preliminary project stage are expensed as incurred, while costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs related to software obtained for internal use are expensed as incurred.
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
Business Acquisitions
The Company accounts for business combinations under the acquisition method of accounting. The Company allocates the amounts that it pays for each acquisition to the assets it acquires and liabilities it assumes based on their fair values at the dates of acquisition, including identifiable intangible assets. The Company bases the fair value of identifiable intangible assets

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquired in a business combination on valuations that use information and assumptions determined by management and which consider management’s best estimates of inputs and assumptions that a market participant would use.
Contingent Consideration
The consideration for the Company’s acquisitions often includes future payments that are contingent upon the occurrence of a particular event. The Company records an obligation for such contingent payments at fair value on the acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models that incorporate probability adjusted assumptions related to the achievement of the milestones and the likelihood of making related payments. The Company revalues these contingent consideration obligations each reporting period. Changes in the fair value of the contingent consideration obligations are recognized in the Company’s consolidated statements of income as a component of selling, general and administrative expenses. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates and changes in the assumed probabilities of successful achievement of certain financial targets.
Discount rates in the Company’s valuation models represent a measure of the credit risk associated with settling the liability. The period over which the Company discounts its contingent obligations is typically based on when the contingent payments would be triggered. These fair value measurements are based on significant inputs not observable in the market. See Note 5, “Fair Value.”
Goodwill and Intangible Assets
Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the acquisition method of accounting. Goodwill is not amortized, but reviewed for impairment on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company's reporting units below their carrying amounts.
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
Venture Capital Investments
The Company invests in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. The Company’s ownership interest in these funds ranges from 0.6% to 12.0%. The Company accounts for the investments in limited partnerships (LPs), which are variable interest entities, under the equity or cost method of accounting. The Company is not the primary beneficiary because it has no power to direct the activities that most significantly affect the LPs’ economic

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performance. The Company accounts for the investments in limited liability companies, which are not variable interest entities, under the equity method of accounting.
Under the equity method of accounting, the Company’s portion of the investment gains and losses, as reported in the fund’s financial statements on a quarterly lag each reporting period, is recorded in other income, net. In addition, the Company adjusts the carrying value of these investments to reflect its estimate of changes to fair value since the fund’s financial statements are based on information from the fund’s management team, market prices of known public holdings of the fund and other information.
Under the cost method of accounting, the Company’s investment is initially measured at cost, with distributions recognized in other income, net. Distributions received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. The Company reviews its cost method investments to determine whether a decline in fair value below the cost basis is other-than-temporary. If the decline in fair value is determined to be other-than-temporary, the cost basis of the investment is written down to fair value.
Life Insurance Contracts
Investments in life insurance contracts are recorded at cash surrender value. The initial investment at the transaction price is recognized and remeasured based on fair value of underlying investments or contractual value each reporting period. Investments in and redemptions of these life insurance contracts are reported as cash flows from investing activities in the consolidated statement of cash flows. The Company held 43 contracts at both December 30, 2017 and December 31, 2016, with a face value of $66.4 million and $61.4 million, respectively.
Stock-Based Compensation
The Company grants stock options, restricted stock, restricted stock units (RSUs), and performance share units (PSUs) to employees and stock options, restricted stock, and RSUs to non-employee directors under stock-based compensation plans. Stock-based compensation is recognized as an expense in the consolidated statements of income based on the grant date fair value, adjusted for forfeitures, over the requisite service period. In connection with the adoption of Accounting Standard Update (ASU 2016-09), “Improvements to Employee Share-Based Payment Accounting” (see further discussion in Newly Adopted Accounting Pronouncements), beginning in fiscal 2017, the Company elected to change its accounting policy to account for forfeitures when they occur on a modified retrospective basis, which resulted in an immaterial impact to the Company’s consolidated financial statements and related disclosures.
For stock options, restricted stock and RSUs that vest based on service conditions, the Company uses the straight-line method to allocate compensation expense to reporting periods. Where awards are made with non-substantive vesting periods, where a portion of the award continues to vest after the employee’s retirement, the Company recognizes expense based on the period from the grant date to the date on which the employee is retirement eligible. The Company records the expense for PSU grants subject to performance and/or market conditions using the accelerated attribution method over the remaining service period when management determines that achievement of the performance-based milestone is probable.
The fair value of stock options granted is calculated using the Black-Scholes option-pricing model and the fair value of PSUs is estimated using a lattice model with a Monte Carlo simulation, both of which require the use of subjective assumptions including volatility and expected term, among others. The expected volatility assumption is typically determined using the historical volatility of the Company’s common stock over the expected life of the stock-based award. The expected term is determined using historical option exercise activity. The fair value of restricted stock and RSUs is based on the market value of the Company’s common stock on the date of grant.
Revenue Recognition
The Company recognizes revenue when all of the following conditions are satisfied: persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the price to the customer is fixed or determinable, and collectability is reasonably assured.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
A portion of the Company’s revenue is from multiple-element arrangements that include multiple products and/or services as deliverables in a single arrangement with each deliverable, or a combination of the deliverables, representing a separate unit of accounting. The Company allocates revenue to each element in a multiple-element arrangement based upon the relative selling price of each deliverable. Revenue allocated to each deliverable is then recognized when all revenue recognition criteria are met. Judgments as to the identification of deliverables, units of accounting, the allocation of consideration to the deliverable, and the appropriate timing of revenue recognition are critical with respect to these arrangements.
At the inception of each arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the Company’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; (b) the consideration relates solely to past performance; and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. If a substantive milestone is achieved and collection of the related receivable is reasonably assured, the Company recognizes revenue related to the milestone in its entirety in the period in which the milestone is achieved. In those circumstances where a milestone is not substantive, the Company recognizes as revenue, on the date the milestone is achieved, an amount equal to the applicable percentage of the performance period that had elapsed as of the date the milestone was achieved, with the balance being deferred and recognized over the remaining period of performance. As of December 30, 2017, the Company had no significant milestones that were deemed substantive.
The Company records shipping charges billed to customers in total revenue and records shipping costs in cost of revenue (excluding amortization of intangible assets) for all periods presented.
Advertising Costs
Advertising costs are expensed as incurred. For fiscal years 2017, 2016 and 2015, advertising costs totaled $1.6 million, $1.4 million and $1.2 million, respectively.
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
The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The Company evaluates uncertain tax positions on a quarterly basis and considers various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, information obtained during in-process audit activities and changes in facts

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or circumstances related to a tax position. The Company also accrues for potential interest and penalties related to unrecognized tax benefits in income tax expense.
Foreign Currency Contracts
Foreign currency contracts are recorded at fair value in the Company’s consolidated balance sheets and are not designated as hedging instruments. Any gains or losses on such contracts are immediately recognized in other income, net.
Translation of Foreign Currencies
For the Company’s subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange as of the balance sheet date. Income and expense items are translated at the average foreign exchange rates for the period. Adjustments resulting from the translation of the financial statements of the Company’s foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive loss, a separate component of equity.
Pension and Other Post-Retirement Benefit Plans
The Company recognizes the funded status of its defined benefit pension and other post-retirement benefit plans as an asset or liability. This amount is defined as the difference between the fair value of plan assets and the benefit obligation. The Company measures plan assets and benefit obligations as of its fiscal year end.
The key assumptions used to calculate benefit obligations and related pension costs include expected long-term rate of return on plan assets, withdrawal and mortality rates, expected rate of increase in employee compensation levels and a discount rate. Assumptions are determined based on the Company’s data and appropriate market indicators, and evaluated each year as of the plan’s measurement date.
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
In fiscal year 2017, new mortality improvement scales were issued in the U.S. and the United Kingdom (U.K.) reflecting a decline in longevity projection from the 2016 releases that the Company adopted, which decreased the Company’s benefit obligations by $5.2 million as of December 30, 2017. In fiscal year 2016, new mortality improvement scales were issued in the U.S. reflecting a decline in longevity projection from the 2015 releases that the Company adopted, which decreased the Company’s benefit obligations by $1.3 million as of December 31, 2016.
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
Earnings Per Share
Basic earnings per share are calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Except where the result would be anti-dilutive to income from continuing operations, diluted earnings per share is computed using the treasury stock method, assuming the exercise of stock options and the vesting of restricted stock awards, RSUs, or PSUs, as well as their related income tax effects.
Newly Adopted Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-18, “Restricted Cash.” The standard addresses the classification and presentation of restricted cash and restricted cash equivalents within the statement of cash flows. The Company elected to early adopt this standard in fiscal year 2017 and applied the changes retrospectively to all prior periods presented in its consolidated statements of cash flows.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company historically excluded restricted cash balances, recorded in current and long-term other assets, from cash and cash equivalents within the consolidated statements of cash flows, reflecting transfers between cash, cash equivalents, and restricted cash as a cash flow classified within cash flows relating to operating activities. As a result of the adoption of this standard, the Company combined restricted cash balances of $2.3 million, $2.0 million, and $2.6 million as of December 31, 2016, December 26, 2015, and December 27, 2014, respectively, with cash and cash equivalents when reconciling the beginning and ending balances within the consolidated statements of cash flows for the fiscal years ended December 31, 2016 and December 26, 2015.
In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The standard addresses the classification of certain transactions within the statement of cash flows, including cash payments for debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investments. The Company elected to early adopt this standard in fiscal year 2017 and applied the changes retrospectively to all prior periods presented within its consolidated statements of cash flows. As a result of the adoption of this standard, the Company reclassified $6.3 million and $7.3 million, respectively, from investing activities to operating activities within the consolidated statements of cash flows that related to distributions received from equity method investments for the fiscal years ended December 31, 2016 and December 26, 2015.
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
Under ASU 2016-09, the Company adopted the amendment to recognize excess tax benefits and tax deficiencies in the consolidated statements of income on a prospective basis, to present excess tax benefits within operating activities within the consolidated statements of cash flows on a retrospective basis, and elected to change its accounting policy to account for forfeitures as they occur on a modified retrospective basis.
The adoption to recognize excess tax benefits and tax deficiencies within the consolidated statements of income on a prospective basis could result in fluctuations in the effective tax rate period-over-period, depending on how many awards vest and the volatility of the Company’s stock price. During fiscal year 2017, the impact to the provision for income taxes within the consolidated statements of income was an excess tax benefit of $11.0 million. Further, for fiscal year 2017, the Company excluded the effect of windfall tax benefits from the hypothetical proceeds used to calculate the repurchase of shares under the treasury stock method for the calculation of diluted earnings per share.
The adoption of the amendment to present excess tax benefits within operating activities within the consolidated statements of cash flows on a retrospective basis resulted in the reclassification of a cash inflow of $10.0 million and $11.8 million, respectively, from cash provided by financing activities to cash provided by operating activities for fiscal years 2016 and 2015. The Company had previously classified cash paid for tax withholding purposes as a financing activity within the consolidated statements of cash flows; therefore, there was no change related to this requirement under the amendment.
The Company’s election to change its accounting policy to account for forfeitures when they occur on a modified retrospective basis resulted in an immaterial impact on its consolidated financial statements and related disclosures.
Newly Issued Accounting Pronouncements
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 refines and expands hedge accounting for both financial and commodity risks. It also creates more transparency around how economic results are presented, both on the face of the financial statements and in the disclosures. In addition, this ASU makes certain targeted improvements to simplify the application of hedge accounting guidance. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and requires the modified retrospective approach. Early adoption is permitted. This ASU applies to all existing hedging relationships on the date of adoption with the cumulative effect of adoption being reflected as of the beginning of the fiscal year of adoption. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Liabilities.” This guidance requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income, simplifies the impairment assessment of certain equity investments, and updates certain presentation and disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The standard, including subsequently issued amendments, will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a modified retrospective or cumulative effect transition method. The standard will require an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will be effective for annual and interim periods beginning after December 15, 2017. The Company formed an implementation team during fiscal year 2016 to oversee adoption of the new standard. The implementation team has substantially completed its assessment of the new standard, including a detailed review of the Company’s contract portfolio, revenue streams to identify potential differences in accounting as a result of the new standard, and selected the modified retrospective transition method. The Company assessed the impact on the existing revenue accounting policies, newly required financial statement disclosures, and executed on the project plan. Currently, the Company finalized contract reviews, worked through anticipated changes to systems and business processes, and internal controls to support the adoption of the new standard. The Company expects the opening balance sheet adoption impact and prospective changes in the timing of revenue recognition across all reportable segments to be insignificant with the adoption of the new standard.
2. BUSINESS ACQUISITIONS AND DIVESTITURE
KWS BioTest Limited
On January 11, 2018, the Company acquired KWS BioTest Limited (KWS BioTest), a CRO specializing in in vitro and in vivo discovery testing services for immuno-oncology, inflammatory and infectious diseases. The acquisition enhances the Company’s discovery expertise, with complementary offerings that provide the Company’s customers with additional tools in the active therapeutic research areas of oncology and immunology. The purchase price for KWS BioTest was $20.3 million in

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash, subject to certain post-closing adjustments that may change the purchase price, and was funded by the Company’s various borrowings. In addition to the initial purchase price, the transaction includes aggregate, undiscounted contingent payments of up to £3.0 million (approximately $4.1 million based on recent exchange rates), based on future performance. This business will be reported as part of the Company’s DSA reportable segment. Due to the limited time between the acquisition date and the filing of this Annual Report on Form 10-K, it is not practicable for the Company to disclose the preliminary allocation of purchase price to assets acquired and liabilities assumed. The Company incurred transaction and integration costs in connection with the acquisition of $0.5 million during fiscal year 2017, which were included in selling, general and administrative expenses.
Brains On-Line
On August 4, 2017, the Company acquired Brains On-Line, a CRO providing critical data that advances novel therapeutics for the treatment of central nervous system (CNS) diseases. Brains On-Line strategically expands the Company’s existing CNS capabilities and establishes the Company as a single-source provider for a broad portfolio of discovery CNS services. The purchase price for Brains On-Line was $21.3 million in cash, subject to certain post-closing adjustments that may change the purchase price, and was funded by the Company’s various borrowings. In addition to the initial purchase price, the transaction includes aggregate, undiscounted contingent payments of up to €6.7 million (approximately $7.9 million based on recent exchange rates), based on future performance. The Brains On-Line business is reported as part of the Company’s DSA reportable segment.
The contingent payments become payable based on the achievement of certain revenue and earnings targets. If achieved, the payments become due in the first quarter of fiscal year 2019. The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes.
The purchase price allocation of $20.1 million, net of $0.6 million of cash acquired, was as follows:

August 4, 2017
(in thousands)
Trade receivables (contractual amount of $1,146)	$1,146
Other current assets (excluding cash)	640
Property, plant and equipment	664
Other long-term assets	29
Definite-lived intangible assets	9,300
Goodwill	11,762
Current liabilities	(863)
Deferred revenue	(405)
Long-term liabilities	(2,151)
Total purchase price allocation	$20,122
The purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition. From the date of the acquisition through December 30, 2017, the Company recorded measurement-period adjustments related to the acquisition that resulted in an immaterial change to the purchase price allocation on a consolidated basis.
The breakout of definite-lived intangible assets acquired was as follows:

	Definite-Lived Intangible Assets	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$7,000	13
Other intangible assets	2,300	10
Total definite-lived intangible assets	$9,300	12

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The goodwill resulting from the transaction is primarily attributable to the potential growth of the Company’s DSA businesses from customers and technology introduced through Brains On-Line and the assembled workforce of the acquired business. The goodwill attributable to Brains On-Line is not deductible for tax purposes.
The Company incurred transaction and integration costs of $2.6 million in connection with the acquisition during fiscal year 2017, which were included in selling, general and administrative expenses, within the consolidated statements of income.
Pro forma financial information as well as actual revenue and operating income (loss) have not been included because Brains On-Line’s financial results are not significant when compared to the Company’s consolidated financial results.
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
The Company incurred transaction and integration costs of $0.3 million and $1.7 million, respectively, in connection with the acquisition during fiscal years 2017 and 2016, which were included in selling, general and administrative expenses, within the consolidated statements of income.
Pro forma financial information as well as actual revenue and operating income (loss) have not been included because Agilux’s financial results are non-significant when compared with the Company’s consolidated financial results.
Blue Stream

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes. The contingent consideration is a one-time payment payable based on the achievement of a revenue target. The target was achieved and the Company paid the $3.0 million in contingent consideration in the third quarter of fiscal year 2017.
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
The Company incurred non-significant transaction and integration costs in connection with the acquisition during fiscal year 2017, which were included in selling, general and administrative expenses, within the consolidated statements of income. The Company incurred $0.6 million of transaction and integration costs in connection with the acquisition during fiscal year 2016, which were included in selling, general and administrative expenses, within the consolidated statements of income.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company incurred transaction and integration costs in connection with the acquisition of $1.7 million, $15.5 million and $3.2 million during fiscal years 2017, 2016 and 2015, respectively, which were included in selling, general and administrative expenses within the consolidated statements of income.
WIL Research revenue and operating income from April 4, 2016 through December 31, 2016 was $176.1 million and $12.5 million, respectively. Beginning on April 4, 2016, WIL Research has been included in the operating results of the Company.
The following selected unaudited pro forma consolidated results of operations are presented as if the WIL Research acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments. For fiscal year 2016, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $0.4 million, reversal of interest expense on borrowings of $2.6 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments. For fiscal year 2015, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $13.6 million, reversal of interest expense on borrowings of

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$10.5 million, inclusion of acquisition-related transaction costs of $11.5 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments.

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
During the three months ended April 1, 2017, the Company recorded a gain on the divestiture of the CDMO business of $10.6 million, which was included in other income, net within the Company’s consolidated statements of income. As of February 10, 2017, the carrying amounts of the major classes of assets and liabilities associated with the divestiture of the CDMO business were as follows (in thousands):

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
The contingent consideration earn-out period ended in the fourth quarter of 2016. As a result, the related contingent consideration liability was reversed and a gain of $0.3 million was recorded in selling, general and administrative expenses, as no payments were made. The contingent consideration was a one-time payment that could have become payable based on the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

achievement of a revenue target for fiscal year 2016. If achieved, the payment would have become due in the first quarter of fiscal year 2017. The aggregate, undiscounted amount of contingent consideration that the Company could have paid was €2.0 million ($2.1 million as of December 31, 2016). The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes.
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
The Company incurred non-significant transaction and integration costs in connection with the acquisition during fiscal years 2017 and 2016 and costs of $2.1 million during fiscal year 2015, which were included in selling, general and administrative expenses, within the consolidated statements of income.
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
The Company incurred non-significant transaction and integration costs in connection with the acquisition during fiscal year 2017 and costs of $1.0 million and $8.8 million during fiscal years 2016 and 2015, which were included in selling, general and administrative expenses, within the consolidated statements of income.
Celsis revenue and operating loss from July 24, 2015 through December 26, 2015 was $11.1 million and $6.1 million, respectively. Beginning on July 24, 2015, Celsis has been included in the operating results of the Company.
The following selected unaudited pro forma consolidated results of operations are presented as if the Celsis acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain nonrecurring costs and other adjustments, resulting in a reversal of $0.6 million for fiscal year 2015, related to depreciation and amortization of property, plant and equipment, inventory fair value adjustments and intangible assets.

Fiscal Year 2015
(in thousands, except per share amounts)
(unaudited)
Revenue	$1,380,493
Net income attributable to common shareholders	162,672
Earnings per common share:
Basic	$3.50
Diluted	$3.42

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
The Company recorded a bargain purchase gain of $9.8 million, which represents the excess of the estimated fair value of the net assets acquired over the purchase price. The bargain purchase gain was recorded in other income, net in the Company’s consolidated statement of income and was not recognized for tax purposes. The Company believes there were several factors that contributed to this transaction resulting in a bargain purchase gain, including the highly specialized nature of Sunrise’s business falling outside of the seller’s core activities and a limited pool of potential buyers.
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
The Company incurred non-significant transaction and integration costs in connection with the acquisition during fiscal years 2017 and 2016 and costs of $1.5 million during fiscal year 2015, which were included in selling, general and administrative expenses, within the consolidated statements of income.
Pro forma financial information as well as actual revenue and operating income (loss) have not been included because Sunrise’s financial results are non-significant when compared with the Company’s consolidated financial results.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables, net is as follows:

	December 30, 2017	December 31, 2016
	(in thousands)
Client receivables	$335,839	$283,997
Unbilled revenue	96,297	82,203
Total	432,136	366,200
Less: Allowance for doubtful accounts	(2,120)	(2,150)
Trade receivables, net	$430,016	$364,050
The following amounts were recorded to the allowance for doubtful accounts in fiscal years 2017, 2016, and 2015; net provisions of $0.9 million; net recoveries of $0.5 million; and net provisions of $1.8 million, respectively.
The composition of inventories is as follows:

	December 30, 2017	December 31, 2016
	(in thousands)
Raw materials and supplies	$19,858	$18,893
Work in process	18,200	13,681
Finished products	76,898	63,259
Inventories	$114,956	$95,833
The composition of other current assets is as follows:

	December 30, 2017	December 31, 2016
	(in thousands)
Investments	$28,489	$3,771
Prepaid income tax	52,234	40,705
Restricted cash	592	532
Other current assets	$81,315	$45,008
The composition of property, plant and equipment, net is as follows:

	December 30, 2017	December 31, 2016
	(in thousands)
Land	$48,989	$47,392
Buildings (1)	812,230	784,129
Machinery and equipment (1)	450,992	403,123
Leasehold improvements	52,969	47,071
Furniture and fixtures	27,455	24,148
Computer hardware and software	140,216	127,283
Vehicles (1)	4,582	4,118
Construction in progress	45,518	24,703
Total	1,582,951	1,461,967
Less: Accumulated depreciation	(800,978)	(706,140)
Property, plant and equipment, net	$781,973	$755,827
(1) These balances include assets under capital lease. See Note 7, “Long-Term Debt and Capital Lease Obligations.”

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation expense in fiscal years 2017, 2016 and 2015 was $89.8 million, $85.0 million and $70.7 million, respectively.
The composition of other assets is as follows:

	December 30, 2017	December 31, 2016
	(in thousands)
Life insurance policies	$34,008	$29,456
Venture capital investments	71,101	45,331
Restricted cash	1,945	1,736
Other	16,948	11,907
Other assets	$124,002	$88,430
The composition of other current liabilities is as follows:

	December 30, 2017	December 31, 2016
	(in thousands)
Accrued income taxes	$43,250	$25,621
Other	1,210	879
Other current liabilities	$44,460	$26,500
The composition of other long-term liabilities is as follows:

	December 30, 2017	December 31, 2016
	(in thousands)
Transition Tax (Note 9)	$61,038	$—
Long-term pension liability	52,364	89,984
Accrued executive supplemental life insurance retirement plan and deferred compensation plan	37,582	32,880
Other	43,831	36,375
Other long-term liabilities	$194,815	$159,239
4. VENTURE CAPITAL INVESTMENTS AND MARKETABLE SECURITIES
Venture Capital Investments
During fiscal years 2017, 2016, and 2015, the Company recognized gains related to the venture capital investments of $22.9 million, $10.3 million and $3.8 million, respectively. The Company’s total commitment to these venture capital funds as of December 30, 2017 was $88.2 million, of which the Company funded $51.2 million through that date. During fiscal years 2017, 2016, and 2015, the Company received dividends totaling $10.1 million, $7.1 million, and $7.3 million, respectively. As of December 30, 2017 and December 31, 2016, the Company’s consolidated retained earnings included $12.1 million and $4.4 million, respectively, of the undistributed earnings related to these entities.
Marketable Securities
The Company held no marketable securities as of December 30, 2017 and December 31, 2016.
During fiscal year 2016, the Company realized non-significant losses and received proceeds of $4.6 million from the sale of its available-for-sale securities.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FAIR VALUE
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$21	$—	$21
Other assets:
Life insurance policies	—	26,358	—	26,358
Total assets measured at fair value	$—	$26,379	$—	$26,379

Other current liabilities:
Contingent consideration	$—	$—	$298	$298
Total liabilities measured at fair value	$—	$—	$298	$298

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$21	$—	$21
Other assets:
Life insurance policies	—	22,121	—	22,121
Total assets measured at fair value	$—	$22,142	$—	$22,142

Other current liabilities:
Contingent consideration	$—	$—	$3,621	$3,621
Total liabilities measured at fair value	$—	$—	$3,621	$3,621
During fiscal years 2017 and 2016, there were no transfers between fair value levels.
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to previous business acquisitions. See Note 2, “Business Acquisitions and Divestiture”.

	Fiscal Year
	2017	2016
	(in thousands)
Beginning balance	$3,621	$1,370
Additions	296	3,600
Payments	(3,606)	(872)
Total gains or losses (realized/unrealized):
Reversal of previously recorded contingent liability and change in fair value	(13)	(477)
Ending balance	$298	$3,621
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
Debt Instruments

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The book value of the Company’s term and revolving loans, which are variable rate loans carried at amortized cost, approximates the fair value based on current market pricing of similar debt. As the fair value is based on significant other observable inputs, including current interest and foreign currency exchange rates, it is deemed to be Level 2 within the fair value hierarchy.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

		Adjustments to Goodwill				Adjustments to Goodwill
	December 26, 2015	Acquisitions	Transfers	Foreign Exchange	December 31, 2016	Acquisitions / (Divestiture)	Foreign Exchange	December 30, 2017
	(in thousands)
RMS	$58,167	$—	$(342)	$(1,428)	$56,397	$—	$1,725	$58,122
DSA	1,252,050	337,872	—	(21,446)	1,568,476	11,942	29,758	1,610,176
Manufacturing	133,612	46,859	342	(13,169)	167,644	(36,000)	9,964	141,608
Gross carrying amount	1,443,829				1,792,517			1,809,906
Accumulated impairment loss - DSA	(1,005,000)	—	—	—	(1,005,000)	—	—	(1,005,000)
Goodwill	$438,829				$787,517			$804,906
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
Based on the Company’s step one goodwill impairment test, which was performed in the fourth quarter for each of the fiscal years 2017, 2016 and 2015, the fair value of each reporting unit exceeded the reporting unit’s book value and, therefore, goodwill was not impaired.
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	December 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Backlog	$8,111	$(8,111)	$—	$8,370	$(6,390)	$1,980
Technology	81,309	(27,157)	54,152	71,425	(14,314)	57,111
Trademarks and trade names	8,661	(4,562)	4,099	8,177	(4,124)	4,053
Other	17,465	(7,845)	9,620	16,775	(5,628)	11,147
Other intangible assets	115,546	(47,675)	67,871	104,747	(30,456)	74,291
Client relationships	540,425	(238,534)	301,891	519,123	(198,966)	320,157
Intangible assets	$655,971	$(286,209)	$369,762	$623,870	$(229,422)	$394,448
During fiscal year 2017, the Company divested the CDMO business, which resulted in a net decrease of $16.8 million and $0.3 million to client relationships and backlog, respectively. During fiscal year 2016, the Company determined that the carrying values of certain DSA intangible assets were not recoverable and recorded an impairment charge of $1.9 million, which was included in costs of services provided (excluding amortization of intangible assets), within the consolidated statements of income.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expense of definite-lived intangible assets, including client relationships, for fiscal years 2017, 2016 and 2015 was $41.4 million, $41.7 million and $24.2 million, respectively. As of December 30, 2017, estimated amortization expense for intangible assets for each of the next five fiscal years is expected to be as follows:

Fiscal Year	Amortization Expense
(in thousands)
2018	$38,262
2019	34,087
2020	33,036
2021	31,361
2022	30,801
7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-Term Debt
Long-term debt, net consists of the following:

	December 30, 2017	December 31, 2016
	(in thousands)
Term loans	$601,250	$633,750
Revolving credit facility	500,997	578,759
Other long-term debt	18,292	185
Total debt	1,120,539	1,212,694
Less: Current portion of long-term debt	(28,546)	(24,560)
Long-term debt	1,091,993	1,188,134
Debt discount and debt issuance costs	(5,770)	(7,633)
Long-term debt, net	$1,086,223	$1,180,501
As of December 30, 2017 and December 31, 2016, the weighted average interest rate on the Company’s debt was 2.45% and 1.89%, respectively.
On March 30, 2016, the Company amended and restated its $1.3B credit facility creating a $1.65 billion credit facility ($1.65B Credit Facility) which (1) extends the maturity date for the credit facility and (2) makes certain other amendments in connection with the Company’s acquisition of WIL Research. The amendment was accounted for as a debt modification with a partial extinguishment of debt. In connection with the transaction, the Company capitalized approximately $3.3 million and expensed approximately $1.0 million of debt issuance costs.
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
The $1.65B Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company’s business and negative and affirmative covenants. These covenants include (1) maintenance of a ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 3.50 to 1.0 as well as (2) maintenance of a ratio of consolidated indebtedness to consolidated EBITDA for any period of four consecutive fiscal quarters, of no more than 3.50 to 1.0. As of December 30, 2017, the Company was compliant with all covenants.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The obligations of the Company under the $1.65B Credit Facility are collateralized by substantially all of the assets of the Company.
Principal maturities of existing debt for the periods set forth in the table below, are as follows:

Principal
(in thousands)
2018	$28,545
2019	52,813
2020	81,250
2021	939,747
Total	$1,102,355
Excluded from the table above is $18.2 million of Other Debt associated with construction in progress related to build-to-suit operating leases. The minimum rental commitments under these non-cancellable leases are included in Note 13, “Commitments and Contingencies.”
Letters of Credit
As of both December 30, 2017 and December 31, 2016, the Company had $4.9 million in outstanding letters of credit.
Capital Lease Obligations
The Company’s capital lease obligations amounted to $30.3 million and $29.9 million as of December 30, 2017 and December 31, 2016, respectively.
As of December 30, 2017, the minimum lease payments under capital leases for each of the next five years and total thereafter were as follows:

Minimum Lease Payments
(in thousands)
2018	$3,618
2019	3,229
2020	2,969
2021	2,757
2022	2,362
Thereafter	28,281
Total	$43,216

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Fiscal Year
	2017	2016	2015
	(in thousands)
Numerator:
Income from continuing operations, net of income taxes	$125,586	$156,086	$152,037
Income (loss) from discontinued operations, net of income taxes	(137)	280	(950)
Less: Net income attributable to noncontrolling interests	2,094	1,601	1,774
Net income attributable to common shareholders	$123,355	$154,765	$149,313

Denominator:
Weighted-average shares outstanding—Basic	47,481	47,014	46,496
Effect of dilutive securities:
Stock options, restricted stock units, performance share units and restricted stock	1,083	944	1,138
Weighted-average shares outstanding—Diluted	48,564	47,958	47,634
Options to purchase 0.6 million shares, 0.8 million shares, and 0.5 million shares for fiscal years 2017, 2016 and 2015, respectively, as well as a non-significant number of restricted shares, RSUs, and performance share units (PSUs), were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted-average shares outstanding for each of the fiscal years 2017, 2016 and 2015 excluded the impact of 1.1 million shares of non-vested restricted stock and RSUs.
Treasury Shares
In July 2010, the Company’s Board of Directors authorized a $500.0 million stock repurchase program, and subsequently approved increases to the stock repurchase program of $250.0 million in 2010, $250.0 million in 2013, $150.0 million in 2014, and $150.0 million in 2017, for an aggregate authorization of $1.3 billion. Under its authorized stock repurchase program, the Company repurchased 1.0 million shares totaling $90.6 million and 1.5 million shares totaling $108.8 million in fiscal years 2017 and 2015, respectively, and did not repurchase any shares in fiscal year 2016. As of December 30, 2017, the Company had $129.1 million remaining on the authorized stock repurchase program. In addition, the Company’s stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, RSUs, and PSUs in order to satisfy individual statutory tax withholding requirements. The Company acquired 0.2 million shares for $16.3 million, 0.2 million shares for $12.3 million, and 0.1 million shares for $8.7 million in fiscal years 2017, 2016 and 2015, respectively, from such netting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other(3)	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 26, 2015	$(82,977)	$(52,571)	$(135,548)
Other comprehensive loss before reclassifications (1)	(71,618)	(60,678)	(132,296)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,711	1,711
Net current period other comprehensive income (loss)	(71,618)	(58,967)	(130,585)
Income tax benefit	—	(12,369)	(12,369)
December 31, 2016	(154,595)	(99,169)	(253,764)
Other comprehensive income before reclassifications (2)	77,050	36,593	113,643
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,344	3,344
Net current period other comprehensive income (loss)	77,050	39,937	116,987
Income tax expense	—	7,954	7,954
December 30, 2017	$(77,545)	$(67,186)	$(144,731)
(1) The impact of the foreign currency translation adjustment to other comprehensive income (loss) before reclassifications for fiscal year 2016 was primarily due to the effect of changes in foreign currency exchange rates of the Euro, British Pound, and Canadian Dollar and to a lesser extent due to the impact of changes in the Chinese Yuan Renminbi and Japanese Yen.

(2) The impact of the foreign currency translation adjustment to other comprehensive income (loss) before reclassifications for fiscal year 2017 was primarily due to the effect of changes in foreign currency exchange rates of the Euro, British Pound, and Canadian Dollar and to a lesser extent due to the impact of changes in the Chinese Yuan Renminbi and Japanese Yen.

(3) Foreign currency translation adjustment and other includes a non-significant amount of unrealized gains (losses) on available-for-sale marketable securities.
Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as noncontrolling interest. The activity within the nonredeemable noncontrolling interest during 2017 was immaterial. In 2016 and 2015, the activity within the nonredeemable noncontrolling interest was a decrease of $2.1 million and an increase of $0.8 million, respectively.
Redeemable Noncontrolling Interest
In January 2013, the Company acquired a 75% ownership interest in Vital River, a commercial provider of research models and related services in China, for $24.2 million, net of $2.7 million of cash acquired. Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provided the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 25% of the entity for cash at its fair value beginning in January 2016.
The following table provides a rollforward of the fair value of the Company’s redeemable noncontrolling interest for fiscal year 2016:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Redeemable Noncontrolling Interest
(in thousands)
December 26, 2015	$28,008
Total gains or losses (realized/unrealized):
Net income attributable to noncontrolling interest	320
Foreign currency translation	(653)
Change in fair value, included in additional paid-in capital	(1,690)
July 7, 2016	$25,985
On July 7, 2016, the Company purchased an additional 12% equity interest in Vital River for $10.8 million, resulting in total ownership of 87%. The Company recorded a $1.6 million gain in equity equal to the excess fair value of the 12% equity interest over the purchase price. Concurrent with the transaction, the original agreement was amended providing the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 13% equity interest at a contractually defined redemption value, subject to a redemption floor (embedded derivative). These rights are exercisable beginning in 2019 and are accelerated in certain events. The Company recorded a charge of $1.5 million in other income, net, equal to the excess fair value of the hybrid instrument (equity interest with an embedded derivative) over the fair value of the 13% equity interest. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value ($15.8 million as of December 30, 2017) and its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 13% interest, the noncontrolling interest is classified in the mezzanine section of the consolidated balance sheets, which is presented above the equity section and below liabilities. The agreement does not limit the amount that the Company could be required to pay to purchase the remaining 13% equity interest.
The following table provides a rollforward of the activity related to the Company’s redeemable noncontrolling interest subsequent to the acquisition of the additional 12% equity interest on July 7, 2016:

	Fiscal Year
	2017	2016
	(in thousands)
Beginning balance (1)	$14,659	$25,985
Purchase of 12% equity interest	—	(12,360)
Total gains or losses (realized/unrealized):
Net income attributable to noncontrolling interest	916	357
Foreign currency translation	1,034	(818)
Modification of 13% purchase option	—	1,495
Ending balance	$16,609	$14,659
(1) The beginning balance for fiscal year 2016 is comprised of the fair value amount of the redeemable noncontrolling interest at July 7, 2016.
9. INCOME TAXES
The components of income from continuing operations before income taxes and the related provision for income taxes are presented below:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year
	2017	2016	2015
	(in thousands)
Income from continuing operations before income taxes:
U.S.	$123,896	$59,255	$76,157
Non-U.S.	173,059	163,666	119,271
	$296,955	$222,921	$195,428
Income tax provision:
Current:
Federal	$93,871	$18,592	$23,687
Foreign	37,150	39,829	8,572
State	12,361	5,263	6,819
Total current	143,382	63,684	39,078
Deferred:
Federal	9,416	7,206	1,790
Foreign	14,953	(4,024)	3,064
State	3,618	(31)	(541)
Total deferred	27,987	3,151	4,313
	$171,369	$66,835	$43,391
U. S. Tax Reform
U.S. Tax Reform, which was signed into law on December 22, 2017, has resulted in significant changes including, but not limited to, (i) reducing the U.S. federal statutory tax rate from 35% to 21%; (ii) transitioning to a modified territorial system through a one-time transition tax on previously unrepatriated foreign earnings; (iii) subjecting certain foreign earnings to U.S. taxation through base erosion anti-abuse tax (BEAT) and global intangible low-taxed income (GILTI); (iv) creating a new limitation on deductible interest expense; and (v) modifying the officer’s compensation limitation.
The Company’s accounting for the elements of U.S. Tax Reform is incomplete. However, the Securities Exchange Commission has issued rules that allow for a measurement period of up to one year after the enactment date of U.S. Tax Reform to finalize the recording of the related tax impacts. The Company has made reasonable estimates of the effects to the consolidated statements of income and consolidated balance sheets and have, therefore, recorded provisional amounts. Provisional amounts recorded as of December 30, 2017 are subject to refinement due to various factors including, but not limited to changes in interpretations, analysis and assumptions made by the Company, additional guidance that may be issued by the U.S. Department of the Treasury and the Internal Revenue Service, and any updates or changes to estimates the Company has utilized to calculate the transition impact. The Company currently anticipates finalizing and recording any resulting adjustments by the end of its fiscal year ending December 29, 2018.
Transition Tax
The Transition Tax is imposed on previously untaxed accumulated and current earnings and profits of certain of the Company’s foreign subsidiaries. The Company has recorded a provisional Transition Tax obligation of $73.5 million. However, the Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax.
Deferred Tax and Other Effects
U.S. Tax Reform reduces the U.S. federal statutory tax rate to 21%, effective December 31, 2017. The Company has recorded a provisional decrease to its net deferred tax liability in the U.S of $13.2 million, with a corresponding net adjustment to deferred income tax benefit for the year ended December 30, 2017. The Company is continuing to assess the impacts of GILTI and has not yet made an accounting policy election with regard to providing deferred taxes for future GILTI tax expense, or accounting for GILTI as a current period cost.
Prior to the fourth quarter of fiscal 2017, the Company asserted that the unremitted earnings of its foreign subsidiaries were deemed indefinitely reinvested as they were required to fund needs outside of the U.S. As a result of the Transition Tax and other effects of U.S. Tax Reform enacted during the fourth quarter of fiscal 2017, the Company has withdrawn its indefinite reinvestment assertion for all of its unremitted foreign earnings and has provisionally provided deferred taxes of $18.2 million

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for future withholding and state income taxes which would be incurred upon the repatriation of the balance of unremitted foreign earnings as of December 30, 2017. In light of the reduced incremental tax cost of repatriating unremitted foreign earnings, as well as other effects of U.S. Tax Reform, the Company has determined it can no longer overcome the presumption that all undistributed foreign earnings will ultimately be transferred to the U.S. parent entity.
The components of deferred tax assets and liabilities are as follows:

	December 30, 2017	December 31, 2016
	(in thousands)
Deferred tax assets:
Compensation	$40,788	$70,863
Accruals and reserves	8,248	8,103
Inventory reserves and valuations	2,135	3,447
Net operating loss and credit carryforwards	33,160	58,081
Other	7,661	8,141
Valuation allowance	(10,591)	(10,101)
Total deferred tax assets	81,401	138,534
Deferred tax liabilities:
Goodwill and other intangibles	(89,636)	(121,256)
Financing related	(429)	(854)
Depreciation related	(23,763)	(32,271)
Venture capital investments	(7,796)	(5,084)
Tax on unremitted earnings	(19,204)	(821)
Other	(7,459)	(5,220)
Total deferred tax liabilities	(148,287)	(165,506)
Net deferred taxes	$(66,886)	$(26,972)
Reconciliations of the statutory U.S. federal income tax rate to effective tax rates are as follows:

	Fiscal Year
	2017	2016	2015
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Foreign tax rate differences	(6.8)%	(10.3)%	(8.6)%
State income taxes, net of federal tax benefit	2.0%	1.6%	1.9%
Research tax credits and enhanced deductions	(2.4)%	(3.5)%	(2.6)%
Stock-based compensation	(3.2)%	—%	—%
Enacted tax rate changes	(4.2)%	(0.8)%	(1.5)%
Transition Tax	24.8%	—%	—%
Impact of tax uncertainties	(0.4)%	0.2%	(5.2)%
Tax on unremitted earnings	7.3%	2.0%	3.4%
Impact of acquisitions and restructuring	3.8%	1.8%	(2.0)%
Other	1.8%	4.0%	1.8%
Effective income tax rate	57.7%	30.0%	22.2%
In the above reconciliation, stock-based compensation reflects $11.0 million of excess tax benefits from current year tax deductions for stock-based compensation that has been recorded as a component of income tax expense pursuant to the adoption of ASU 2016-09. In prior years, these excess tax benefits were recorded to additional paid-in capital within the consolidated balance sheets. Enacted tax rate changes reflects a tax benefit of $12.7 million relating primarily to U.S. Tax Reform as well as statutory rate changes in France and the U.K. U.S. Transition Tax reflects an estimated $73.5 million of U.S. federal and state taxes as part of the deemed repatriation of unremitted earnings under U.S. Tax Reform. Tax on unremitted earnings reflects an estimated $21.6 million, which includes both the $18.2 million of withholding tax and state taxes accrued

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as result of the change in the Company’s assertion regarding the indefinite reinvestment of unremitted foreign earnings; and $3.4 million of withholding taxes as a result of the Company’s previous change in assertion related to Canada and China. The Impact of acquisitions and restructuring reflects $11.4 million primarily related to the sale of the CDMO business.
As of December 30, 2017, the Company had foreign net operating loss and tax credit carryforwards of $33.2 million, as compared to $58.5 million as of December 31, 2016. Of this amount, $5.9 million will expire beginning after 2017, $16.4 million will begin to expire in 2029 and beyond, and the remainder of $10.9 million can be carried forward indefinitely. In accordance with Canadian federal tax law, the Company claims Scientific Research and Experimental Development (SR&ED) credits on qualified research and development costs incurred in its Safety Assessment facility in Montreal, and currently maintains $16.4 million in credit carryforwards, which will begin to expire in 2033. Additionally, the Company records a benefit to operating income for research and development credits in both Quebec and the U.K. related to its Safety Assessment and Early Discovery facilities.
The Company has fully recognized its deferred tax assets on the belief that it is more likely than not that they will be realized. The only exceptions relate to deferred tax assets primarily for net operating losses in France, Hong Kong, Luxembourg, the Netherlands and Germany, capital losses in the U.S., and fixed assets in the U.K. The valuation allowance increased by $0.5 million from $10.1 million as of December 31, 2016 to $10.6 million as of December 30, 2017.
A reconciliation of the Company’s beginning and ending unrecognized income tax benefits is as follows:

	Fiscal Year
	2017	2016	2015
	(in thousands)
Beginning balance	$24,186	$23,338	$34,627
Additions to tax positions for current year	1,791	2,194	2,362
Additions to tax positions for prior years	1,428	2,035	3,028
Reductions to tax positions for prior years	—	(1,866)	(3,991)
Settlements	(1,754)	(918)	(1,946)
Expiration of statute of limitations	(941)	(597)	(10,742)
Ending balance	$24,710	$24,186	$23,338
The $0.5 million increase in unrecognized income tax benefits during fiscal year 2017 is primarily attributable to an additional year of Canadian SR&ED credit, offset by the settlement of competent authority proceedings, and unfavorable foreign exchange movement.
The amount of unrecognized income tax benefits that, if recognized, would favorably impact the effective tax rate was $22.7 million as of December 30, 2017 and $21.4 million as of December 31, 2016. The $1.3 million increase is primarily attributable to an additional year of Canadian SR&ED credit and unfavorable foreign exchange movement. It is reasonably possible as of December 30, 2017 that the liability for unrecognized tax benefits for the uncertain tax position will decrease by $1.0 million over the next twelve month period, primarily as a result of the outcome of a pending tax ruling. The Company continues to recognize interest and penalties related to unrecognized income tax benefits in income tax expense. The total amount of accrued interest related to unrecognized income tax benefits as of December 30, 2017 and December 31, 2016 was $2.5 million and $1.7 million, respectively. The total amount of accrued penalties related to unrecognized income tax benefits as of December 30, 2017 and December 31, 2016 was $0.3 million and $0.2 million, respectively.
The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits on a regular basis including, but not limited to, such major jurisdictions as the U.S., the U.K., China, Japan, France, Germany, and Canada. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2014.
The Company and certain of its subsidiaries have ongoing tax controversies in the U.S., Canada, Germany, and France. The Company does not anticipate resolution of these audits will have a material impact on its financial statements.
10. EMPLOYEE BENEFIT PLANS
Pension Plans

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In addition, the Company has several defined benefit plans in certain other countries in which it maintains an operating presence, including Canada, France, Germany, Japan and the Netherlands.
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
The costs associated with these plans, including the ESLIRP, for fiscal years 2017, 2016 and 2015 totaled $2.3 million, $2.2 million and $2.6 million, respectively.
The Company has invested in several corporate-owned key-person life insurance policies with the intention of using these investments to fund the ESLIRP and the DCP. Participants have no interest in any such investments. As of December 30, 2017 and December 31, 2016, the cash surrender value of these life insurance policies were $34.0 million and $29.5 million, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of benefit obligations and plan assets of the Company’s pension, DCP and ESLIRP plans:

	December 30, 2017	December 31, 2016
	(in thousands)
Change in projected benefit obligations:
Benefit obligation at beginning of year	$379,942	$345,220
Service cost	3,110	2,453
Interest cost	11,642	12,046
Benefit payments	(9,665)	(13,383)
Curtailment	—	(279)
Settlements	—	(5,499)
Plan amendments	(1)	188
Transfer in from acquisition	—	5,271
Actuarial loss (gain)	(15,724)	71,006
Administrative expenses paid	(698)	(605)
Effect of foreign exchange	24,358	(36,476)
Benefit obligation at end of year	$392,964	$379,942
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$256,903	$275,480
Actual return on plan assets	33,558	23,388
Employer contributions	5,165	10,551
Settlements	—	(5,499)
Transfer in from acquisition	—	508
Benefit payments	(9,665)	(13,383)
Administrative expenses paid	(698)	(605)
Effect of foreign exchange	19,062	(33,537)
Fair value of plan assets at end of year	$304,325	$256,903

Net balance sheet liability	$88,639	$123,039

Amounts recognized in balance sheet:
Noncurrent assets	$1,169	$—
Current liabilities	1,228	1,120
Noncurrent liabilities	88,580	121,919
Amounts recognized in accumulated other comprehensive loss related to the Company’s pension, DCP and ESLIRP plans are as follows:

	Fiscal Year
	2017	2016
	(in thousands)
Net actuarial loss	$94,705	$123,743
Net prior service cost (credit)	(3,203)	(3,300)
Net amount recognized	$91,502	$120,443

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The accumulated benefit obligation and fair value of plan assets for the Company’s pension, DCP and ESLIRP plans with accumulated benefit obligations in excess of plan assets are as follows:

	December 30, 2017	December 31, 2016
	(in thousands)
Accumulated benefit obligation	$359,965	$346,122
Fair value of plan assets	285,609	242,172
The projected benefit obligation and fair value of plan assets for the Company’s pension, DCP and ESLIRP plans with projected benefit obligations in excess of plan assets are as follows:

	December 30, 2017	December 31, 2016
	(in thousands)
Projected benefit obligation	$381,960	$379,942
Fair value of plan assets	292,152	256,903
The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year are as follows:

December 30, 2017
(in thousands)
Amortization of net actuarial loss	$3,007
Amortization of net prior service credit	(521)
Components of net periodic benefit cost for the Company’s pension, DCP and ESLIRP plans are as follows:

	Fiscal Year
	2017	2016	2015
	(in thousands)
Service cost	$3,110	$2,453	$4,293
Interest cost	11,642	12,046	12,974
Expected return on plan assets	(14,249)	(14,164)	(16,987)
Amortization of prior service cost (credit)	(496)	(292)	(581)
Amortization of net loss (gain)	3,845	2,003	3,198
Curtailment	—	(279)	—
Settlements	—	788	—
Net periodic cost (benefit)	$3,852	$2,555	$2,897
Assumptions
Weighted-average assumptions used to determine projected benefit obligations are as follows:

	December 30, 2017	December 31, 2016
Discount rate	2.82%	3.01%
Rate of compensation increase	3.16%	3.25%

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted-average assumptions used to determine net periodic benefit cost are as follows:

	December 30, 2017	December 31, 2016	December 26, 2015
Discount rate	3.01%	3.89%	3.75%
Expected long-term return on plan assets	5.41%	5.83%	6.24%
Rate of compensation increase	3.25%	3.17%	3.18%
A 0.5% decrease in the expected rate of return would increase annual pension expense by $1.5 million.
Plan Assets
The Company invests its pension assets with the objective of achieving a total long-term rate of return sufficient to fund future pension obligations and to minimize future pension contributions. The Company is willing to tolerate a commensurate level of risk to achieve this objective. The Company controls its risk by maintaining a diversified portfolio of asset classes. Plan assets did not include any of the Company’s common stock as of December 30, 2017 or December 31, 2016. The weighted-average target asset allocations are approximately 45.0% to equity securities, approximately 17.9% to fixed income securities and approximately 37.1% to other securities.
The fair value of the Company’s pension plan assets by asset category are as follows:

	December 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash	$564	$—	$—	$564	$108	$—	$—	$108
Equity securities(1)	88,854	—	—	88,854	63,348	6,252	—	69,600
Debt securities(2)	18,485	4,117	—	22,602	59,294	3,269	—	62,563
Mutual funds(3)	74,708	66,656	—	141,364	64,698	56,596	—	121,294
Other (4)	472	48,713	1,756	50,941	1,318	586	1,434	3,338
Total	$183,083	$119,486	$1,756	$304,325	$188,766	$66,703	$1,434	$256,903
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
(4) This category mainly comprises fixed income securities tied to various UK government bond yields held by non-US pension plans valued at the net asset value of shares held at year-end, and translated into U.S. dollars using a foreign currency exchange rate at year end.

The activity within the Level 3 pension plan assets was non-significant during the periods presented.
During fiscal year 2017, the Company contributed $4.1 million to the pension plans and expects to contribute approximately $7.6 million to its pension plans in fiscal year 2018.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expected benefit payments are estimated using the same assumptions used in determining the Company’s benefit obligation as of December 30, 2017. Benefit payments will depend on future employment and compensation levels, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for fiscal years thereafter, are as follows:

Fiscal Year	Pension Plans
(in thousands)
2018	$8,905
2019	9,181
2020	9,623
2021	33,623
2022	10,243
Thereafter	68,838
Post-Retirement Health and Life Insurance Plans
The Company’s Canadian location offers post-retirement life insurance benefits to its employees and post-retirement medical and dental insurance coverage to certain executives. The plan is non-contributory and unfunded. As of December 30, 2017 and December 31, 2016, the accumulated benefit obligation related to the plan was $1.4 million and $1.2 million, respectively. The amounts included in other accumulated comprehensive income as well as expenses related to the plan were non-significant for fiscal years 2017, 2016 and 2015.
Charles River Laboratories Employee Savings Plan
The Charles River Laboratories Employee Savings Plan is a defined contribution plan in the form of a qualified 401(k) plan in which substantially all U.S. employees are eligible to participate upon employment. The plan contains a provision whereby the Company matches a percentage of employee contributions. During fiscal years 2017, 2016 and 2015, the costs associated with this defined contribution plan totaled $11.6 million, $6.2 million and $5.3 million, respectively.
11. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock, RSUs, and PSUs.
During fiscal years 2017, 2016 and 2015, the primary share-based awards and their general terms and conditions are as follows:

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

•
RSUs, which represent an unsecured promise to grant at no cost a set number of shares of common stock upon the completion of the vesting schedule, and typically vest over 2 to 4 years. With respect to RSUs, recipients are not entitled to cash dividends and have no voting rights on the stock during the vesting period.

•
PSUs, which entitle the holder to receive at no cost, a specified number of shares of common stock within a range of shares from zero to a specified maximum and typically vest over 3 years. Payout of this award is contingent upon achievement of certain performance and market conditions.

In May 2007, the Company’s shareholders approved the 2007 Incentive Plan, which was amended in 2009, 2011, 2013 and 2015 (2007 Plan). The 2007 Plan provided no further awards to be granted under preexisting stock option and incentive plans; provided, however, that any shares that have been forfeited or canceled in accordance with the terms of the applicable award under a preexisting plan may be subsequently awarded in accordance with the terms of the preexisting plan. The 2007 Plan allows a maximum of 18.7 million shares to be awarded, of which restricted stock grants, RSUs, and performance based stock awards count as 2.3 shares and stock options count as 1.0 share. Any stock options and other share-based awards that were granted under prior plans and were outstanding in May 2007 continue in accordance with the terms of the respective plans.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2016, the Company’s shareholders approved the 2016 Incentive Plan (2016 Plan). The 2016 Plan provided no further awards to be granted under preexisting stock option and incentive plans; provided, however, that any shares that have been forfeited or canceled in accordance with the terms of the applicable award under a preexisting plan may be subsequently awarded in accordance with the terms of the preexisting plan. The 2016 Plan allows a maximum of 6.1 million shares to be awarded, of which restricted stock grants, RSUs, and performance based stock awards count as 2.3 shares and stock options count as 1.0 share. Any stock options and other share-based awards that were granted under prior plans and were outstanding in May 2016 continue in accordance with the terms of the respective plans.
As of December 30, 2017, approximately 4.4 million shares were authorized for future grants under the Company’s share-based compensation plans. The Company settles employee share-based compensation awards with newly issued shares. The following table provides the financial statement line items in which stock-based compensation is reflected:

	Fiscal Year
	2017	2016	2015
	(in thousands)
Cost of revenue (excluding amortization of intangible assets)	$6,509	$6,508	$6,511
Selling, general and administrative	37,494	37,134	33,611
Stock-based compensation, before income taxes	44,003	43,642	40,122
Provision for income taxes	(13,428)	(15,548)	(14,225)
Stock-based compensation, net of income taxes	$30,575	$28,094	$25,897
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
The Company capitalized no stock-based compensation related costs for fiscal years 2017, 2016 and 2015.
Stock Options
The following table summarizes stock option activity under the Company’s stock-based compensation plans:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding as of December 31, 2016	1,970	$60.82
Options granted	603	$88.35
Options exercised	(742)	$52.41
Options canceled	(57)	$76.78
Options outstanding as of December 30, 2017	1,774	$73.19	3.2	$64,274
Options exercisable as of December 30, 2017	469	$56.19	2.3	$24,958
Options expected to vest as of December 30, 2017	1,304	$79.30	3.5	$39,315

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Year
	2017	2016	2015
Expected life (in years)	3.6	3.6	3.6
Expected volatility	24%	25%	28%
Risk-free interest rate	1.6%	1.2%	1.1%
Expected dividend yield	0%	0%	0%
The weighted-average grant date fair value of stock options granted was $18.33, $15.12 and $17.24 for fiscal years 2017, 2016 and 2015, respectively.
As of December 30, 2017, the unrecognized compensation cost related to unvested stock options expected to vest was $12.7 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.3 years.
The total intrinsic value of options exercised during fiscal years 2017, 2016 and 2015 was $30.0 million, $23.0 million and $28.3 million, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the exercise price.
Restricted Stock and Restricted Stock Units
The following table summarizes the restricted stock and restricted stock units activity for fiscal year 2017:

	Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2016	515	$67.62
Granted	253	$88.86
Vested	(223)	$60.82
Canceled	(31)	$77.43
December 30, 2017	514	$80.45
As of December 30, 2017, the unrecognized compensation cost related to shares of unvested restricted stock and RSUs expected to vest was $24.2 million, which is expected to be recognized over an estimated weighted-average amortization period of 2.3 years. The total fair value of restricted stock and RSU grants that vested during fiscal years 2017, 2016 and 2015 was $13.6 million, $14.6 million and $15.7 million, respectively.
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
The Company utilizes a Monte Carlo simulation valuation model to value these awards. Information pertaining to the Company’s PSUs and the related estimated weighted-average assumptions used to calculate their fair value were as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year
	2017	2016	2015
PSUs granted	197,645	190,628	148,900
Weighted average per share grant date fair value	$99.96	$80.38	$88.62
Key Assumptions:
Expected volatility	26%	24%	23%
Risk-free interest rate	1.34%	0.91%	0.96%
Expected dividend yield	0%	0%	0%
20 trading day average stock price on grant date	17.7%	(4.8)%	20.6%
The maximum amount of common shares to be issued upon vesting of PSUs is approximately 0.3 million. For fiscal years 2017, 2016 and 2015, the Company recognized stock-based compensation related to PSUs of $18.9 million, $19.7 million and $14.7 million, respectively. The total fair value of PSUs that vested during fiscal years 2017, 2016 and 2015 was $14.4 million, $18.0 million and $6.6 million, respectively.
In fiscal year 2017 and 2016, the Company also issued approximately 15,000 and 18,000 PSUs using a weighted-average grant date fair value per share of $88.05 and $73.70, respectively. These PSUs vest upon the achievement of financial targets and other performance measures.
12. FOREIGN CURRENCY CONTRACTS
The Company enters into foreign exchange forward contracts to limit its foreign currency exposure related to intercompany loans that are not of a long-term investment nature. These contracts are recorded at fair value in the Company’s consolidated balance sheets and are not designated as hedging instruments. Any gains or losses on such contracts are immediately recognized in other income, net, and are largely offset by the remeasurement of the underlying intercompany loan balances.
The Company did not have any foreign currency contracts open as of December 30, 2017 and December 31, 2016.
The following table summarizes gains recognized on foreign exchange forward contracts related to intercompany loans denominated in Euros on the Company’s consolidated statements of income:

	Fiscal Year
Location of Gain	2017	2016	2015
	(in thousands)
Other income, net	$—	$3,373	$(4,917)
13. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company rents laboratory and office space, land, vehicles and certain equipment under non-cancellable operating leases. These lease agreements contain various clauses for renewal at the Company’s option and, in certain cases, rent escalation clauses. Rental expense under these leases amounted to $26.3 million, $21.8 million and $23.4 million in fiscal years 2017, 2016 and 2015, respectively. In addition to rent, the leases may require the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 30, 2017, minimum rental commitments under non-cancellable leases, net of income from subleases, for each of the next five years and total thereafter were as follows:

Minimum Lease Payments
(in thousands)
2018	$25,361
2019	23,177
2020	20,725
2021	16,480
2022	13,203
Thereafter	45,159
Total	$144,105
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
Purchase Obligations
The Company enters into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancellable at any time without penalty. The aggregate amount of the Company’s unconditional purchase obligations totaled $90.3 million as of December 30, 2017.
14. RESTRUCTURING AND ASSET IMPAIRMENTS
Global RMS Restructuring Initiatives
In the fourth quarter of fiscal year 2017, the Company committed to a plan to further reduce costs and improve operating efficiencies in its RMS reportable segment. The Company plans to close its RMS production facility in Maryland before the end of 2018 and consolidate production in other facilities. Additionally, the Company will reduce its workforce at various other global RMS facilities during 2018.
The following table presents a summary of severance and transition costs, and asset impairments and accelerated depreciation (referred to as restructuring costs) related to this initiative by classification within the consolidated statements of income for the year ended December 30, 2017.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Severance and Transition Costs	Asset Impairments and Accelerated Depreciation	Total
	(in thousands)
Cost of services provided and products sold (excluding amortization of intangible assets)	$362	$17,716	$18,078
Selling, general and administrative	67	—	67
Total	$429	$17,716	$18,145
Total restructuring costs related to this initiative in 2017 and 2018 are expected to be between $24.5 million and $26.0 million, of which $18.0 million to $18.5 million relate to estimated asset impairments and accelerated depreciation, and $6.5 million to $7.5 million relate to employee separation and facility exit costs, including accelerated lease obligations. All of the costs are recorded in the RMS reportable segment. The majority of the costs are non-cash and were incurred in the fourth quarter of 2017. The cash portion of the costs are not expected to exceed $8 million. The Company’s existing lease obligation continues through 2028.
Other Restructuring Initiatives
In recent fiscal years, the Company has undertaken productivity improvement initiatives at various locations across all reportable segments across the U.S., Europe, and Japan. This includes workforce reductions, resulting in severance and transition costs; and cost related to the consolidation of facilities, resulting in asset impairment and accelerated depreciation charges. The Company’s existing lease obligations for certain facilities continue through various dates, the latest being March 2028.
The following table presents a summary of restructuring costs related to these initiatives by classification within the consolidated statements of income for the years ended 2017, 2016, and 2015.

	2017
	Severance and Transition Costs	Asset Impairments and Accelerated Depreciation	Total
	(in thousands)
Cost of services provided and products sold (excluding amortization of intangible assets)	$1,944	$929	$2,873
Selling, general and administrative	1,905	—	1,905
Total	$3,849	$929	$4,778

	2016
	Severance and Transition Costs	Lease Obligations	Asset Impairments and Accelerated Depreciation	Total
	(in thousands)
Cost of services provided and products sold (excluding amortization of intangible assets)	$4,717	$4,616	$4,809	$14,142
Selling, general and administrative	3,737	—	—	3,737
Total	$8,454	$4,616	$4,809	$17,879

	2015
	Severance and Transition Costs	Asset Impairments and Accelerated Depreciation	Total
	(in thousands)
Cost of services provided and products sold (excluding amortization of intangible assets)	$735	$1,833	$2,568
Selling, general and administrative	5,438	—	5,438
Total	$6,173	$1,833	$8,006

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents restructuring costs by reportable segment for these productivity improvement initiatives:

	Fiscal Year
	2017	2016	2015
	(in thousands)
RMS	$291	$759	$3,171
DSA	1,604	17,114	1,068
Manufacturing	2,883	6	1,639
Unallocated corporate	—	—	2,128
Total	$4,778	$17,879	$8,006
The following table provides a rollforward for all of the Company’s severance and transition costs, and lease obligation liabilities related to restructuring activities:

	December 30, 2017	December 31, 2016	December 26, 2015
	(in thousands)
Beginning balance	$8,102	$2,969	$2,666
Expense	4,278	13,070	6,173
Payments / utilization	(6,103)	(7,667)	(5,820)
Foreign currency adjustments	579	(270)	(50)
Ending balance	$6,856	$8,102	$2,969
As of December 30, 2017 and December 31, 2016, $3.0 million and $4.1 million of severance and other personnel related costs liabilities and lease obligation liabilities, respectively, were included in accrued compensation and accrued liabilities within the Company’s consolidated balance sheets and $3.9 million and $4.0 million, respectively, were included in other long-term liabilities within the Company's consolidated balance sheets.
15. SEGMENT AND GEOGRAPHIC INFORMATION
The Company revised its reportable segments during fiscal year 2016 to align with its view of the business following its acquisition of WIL Research. For a description of the Company’s three reportable segments, see Note 1, “Description of Business and Summary of Significant Accounting Policies.” Asset information on a reportable segment basis is not disclosed as this information is not separately identified and internally reported to the Company’s Chief Operating Decision Maker.
The following table presents revenue and other financial information by reportable segment:

	2017	2016	2015
	(in thousands)
RMS
Revenue	$493,615	$494,037	$470,411
Operating income	114,712	136,365	120,973
Depreciation and amortization	19,627	20,853	22,526
Capital expenditures	20,879	11,642	17,398
DSA
Revenue	$980,022	$836,593	$612,173
Operating income	184,063	138,157	121,981
Depreciation and amortization	79,355	71,816	46,812
Capital expenditures	36,616	27,493	30,333
Manufacturing
Revenue	$383,964	$350,802	$280,718
Operating income	123,903	104,543	74,675
Depreciation and amortization	22,893	25,566	18,129
Capital expenditures	15,188	12,247	9,814

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For fiscal years ended 2017, 2016 and 2015, reconciliations of segment operating income and capital expenditures to the respective consolidated amounts are as follows:

	Operating Income			Capital Expenditures
	Fiscal Year			Fiscal Year
	2017	2016	2015	2017	2016	2015
	(in thousands)
Total reportable segments	$422,678	$379,065	$317,629	$72,683	$51,382	$57,545
Unallocated corporate	(135,180)	(141,646)	(111,180)	9,748	3,906	5,707
Total consolidated	$287,498	$237,419	$206,449	$82,431	$55,288	$63,252
Revenue for each significant product or service offering is as follows:

	Fiscal Year
	2017	2016	2015
	(in thousands)
RMS	$493,615	$494,037	$470,411
DSA	980,022	836,593	612,173
Manufacturing	383,964	350,802	280,718
Total revenue	$1,857,601	$1,681,432	$1,363,302
A summary of unallocated corporate expense consists of the following:

	Fiscal Year
	2017	2016	2015
	(in thousands)
Stock-based compensation	$27,114	$27,272	$25,751
Compensation, benefits, and other employee-related expenses	49,100	39,189	33,026
External consulting and other service expenses	22,224	23,421	15,418
Information technology	11,997	13,233	8,400
Depreciation	9,284	8,423	7,414
Acquisition and integration	3,728	15,608	11,644
Other general unallocated corporate	11,733	14,500	9,527
Total unallocated corporate expense	$135,180	$141,646	$111,180
Other general unallocated corporate expense consists of various departmental costs including those associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue and long-lived assets by geographic area are as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
2017
Revenue	$959,263	$569,812	$200,343	$126,462	$1,721	$1,857,601
Long-lived assets	446,574	203,911	82,228	49,020	240	781,973
2016
Revenue	$850,422	$520,937	$194,210	$114,710	$1,153	$1,681,432
Long-lived assets	462,330	177,423	78,866	37,111	97	755,827
2015
Revenue	$659,466	$435,491	$172,349	$95,996	$—	$1,363,302
Long-lived assets	402,238	159,445	77,535	38,741	—	677,959
Included in the Asia Pacific category above are operations located in China, Japan, Korea, Australia, Singapore, and India. Included in the Other category above are operations located in Israel and Brazil. Revenues represent sales originating in entities physically located in the identified geographic area. Long-lived assets include property, plant, and equipment and other long-lived assets.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table contains quarterly financial information for fiscal years 2017 and 2016. The operating results for any quarter are not necessarily indicative of future period results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(in thousands, except per share amounts)
Fiscal Year 2017
Total revenue	$445,763	$469,129	$464,232	$478,477
Gross profit (2)	171,699	185,662	177,204	167,749
Operating income	69,472	81,310	73,984	62,732
Net income (loss) attributable to common shareholders	46,778	53,952	52,474	(29,849)
Earnings (loss) per common share
Basic:
Continuing operations attributable to common shareholders	$0.98	$1.14	$1.11	$(0.63)
Discontinued operations	$—	$—	$—	$—
Net income (loss) attributable to common shareholders	$0.98	$1.13	$1.11	$(0.63)
Diluted:
Continuing operations attributable to common shareholders	$0.97	$1.12	$1.09	$(0.63)
Discontinued operations	$—	$—	$—	$—
Net income (loss) attributable to common shareholders	$0.97	$1.12	$1.08	$(0.63)
Fiscal Year 2016
Total revenue	$354,868	$434,055	$425,720	$466,789
Gross profit (2)	140,768	169,747	156,270	179,881
Operating income	51,472	58,061	58,795	69,091
Net income attributable to common shareholders	37,143	35,207	37,735	44,680
Earnings per common share
Basic:
Continuing operations attributable to common shareholders	$0.80	$0.75	$0.79	$0.95
Discontinued operations	$—	$—	$0.01	$—
Net income attributable to common shareholders	$0.80	$0.75	$0.80	$0.95
Diluted:
Continuing operations attributable to common shareholders	$0.78	$0.73	$0.78	$0.93
Discontinued operations	$—	$—	$0.01	$—
Net income attributable to common shareholders	$0.78	$0.73	$0.79	$0.93
(1) Net loss attributable to common shareholders includes the amounts recorded due to U.S. Tax Reform. See Note 9.
(2) Gross profit is calculated as total revenue minus cost of revenue (excluding amortization of intangible assets).
Full-year amounts may not sum due to rounding.
17. SUBSEQUENT EVENT
MPI Research
On February 12, 2018, the Company entered into a definitive agreement to acquire MPI Research, a non-clinical CRO providing comprehensive testing services to biopharmaceutical and medical device companies worldwide. Acquiring MPI Research will enhance the Company’s position as a leading global early-stage CRO by strengthening its ability to partner with clients across the drug discovery and development continuum. The transaction is expected to close early in the second quarter of 2018, subject to regulatory approvals and customary closing conditions. The preliminary purchase price will be approximately $800 million in cash, subject to customary closing adjustments. The acquisition and associated fees are expected to be financed through an expansion of the Company’s credit facility and cash. The Company entered into a commitment letter, pursuant to which the Company will be provided up to $830 million under a bridge loan facility. The Company is evaluating fixed-rate debt financing alternatives which could be used to finance the acquisition and for general corporate purposes. In the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

event the agreement is terminated under specified circumstances, the Company may be required to pay a termination fee of $48 million, increasing to $56 million based on other specific circumstances. This business is expected to be reported as part of the Company’s DSA reportable segment.

Item 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of December 30, 2017, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 30, 2017.
We have excluded the Brains On-Line business acquisition completed during fiscal year 2017 from the assessment of the effectiveness of internal control over financial reporting as of December 30, 2017. The acquired business is a wholly-owned subsidiary whose total assets and total revenue each represent less than 1.0% of the related consolidated financial statement amounts as of and for fiscal year ended December 30, 2017.
The effectiveness of our internal control over financial reporting as of December 30, 2017, has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
(b) Changes in Internal Controls
During the fourth quarter of 2017, the Company continued to execute a plan to centralize certain accounting transaction processing functions to internal shared service centers. There were no other material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2017 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
A.    Directors and Compliance with Section 16(a) of the Exchange Act
The information required by this Item regarding our directors and compliance with Section 16(a) of the Exchange Act by our officers and directors will be included in the 2018 Proxy Statement under the sections captioned “Nominees for Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference thereto. The information required by this Item regarding our corporate governance will be included in the 2018 Proxy Statement under the section captioned “Corporate Governance” and is incorporated herein by reference thereto.
B.    Our Executive Officers
The information required by this Item regarding our executive officers is reported in Part I of this Form 10-K under the heading “Item 1. Business”
C.    Audit Committee Financial Expert
The information required by this Item regarding the audit committee of the Board of Directors and financial experts will be included in the 2018 Proxy Statement under the section captioned “The Board of Directors and its Committees-Audit Committee and Financial Experts” and is incorporated herein by reference thereto.
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
Item 11.    Executive Compensation
The information required by this Item will be included in the 2018 Proxy Statement under the sections captioned “2017 Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation” and “Report of Compensation Committee,” and is incorporated herein by reference thereto.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2018 Proxy Statement under the sections captioned “Beneficial Ownership of Securities” and “Equity Compensation Plan Information” and is incorporated herein by reference thereto.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2018 Proxy Statement under the sections captioned “Related Person Transaction Policy” and “Corporate Governance-Director Qualification Standards; Director Independence” and is incorporated herein by reference thereto.
Item 14.    Principal Accountant Fees and Services
The information required by this Item will be included in the 2018 Proxy Statement under the section captioned “Statement of Fees Paid to Independent Registered Public Accounting Firm” and is incorporated herein by reference thereto.

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
		By:	/s/ DAVID R. SMITH
David R. Smith
Date:	February 13, 2018		Corporate Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
By:	/s/ JAMES C. FOSTER	Chairman and Chief Executive Officer	February 13, 2018
James C. Foster

By:	/s/ DAVID R. SMITH	Corporate Executive Vice President and	February 13, 2018
	David R. Smith	Chief Financial Officer

By:	/s/ MICHAEL G. KNELL	Corporate Senior Vice President and	February 13, 2018
	Michael G. Knell	Chief Accounting Officer

By:	/s/ ROBERT J. BERTOLINI	Director	February 13, 2018
Robert J. Bertolini

By:	/s/ STEPHEN D. CHUBB	Director	February 13, 2018
Stephen D. Chubb

By:	/s/ DEBORAH T. KOCHEVAR	Director	February 13, 2018
Deborah T. Kochevar

By:	/s/ MARTIN MACKAY	Director	February 13, 2018
Martin Mackay

By:	/s/ JEAN-PAUL MANGEOLLE	Director	February 13, 2018
Jean-Paul Mangeolle

By:	/s/ GEORGE E. MASSARO	Director	February 13, 2018
George E. Massaro

By:	/s/ GEORGE M. MILNE, JR.	Director	February 13, 2018
George M. Milne, Jr.

By:	/s/ C. RICHARD REESE	Director	February 13, 2018
C. Richard Reese

By:	/s/ CRAIG B. THOMPSON	Director	February 13, 2018
Craig B. Thompson

By:	/s/ RICHARD F. WALLMAN	Director	February 13, 2018
Richard F. Wallman

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Form 10-K	Incorporation by Reference
			Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger, dated as of February 12, 2018, by and among Charles River Laboratories International, Inc., Forest Acquisition Corporation, ACP Mountain Holdings, Inc. and Avista Capital Partners IV GP, LP		8-K	February 13, 2018	2.1
2.2	Commitment Letter dated as of February 12, 2018 between Charles River Laboratories International, Inc. and JPMorgan Chase Bank, N.A.		8-K	February 13, 2018	2.2
3.1	Second Amended and Restated Certificate of Incorporation of Charles River Laboratories International, Inc. dated June 5, 2000		S-1/A	June 23, 2000	3.1
3.2	Fifth Amended and Restated By-Laws of Charles River Laboratories International, Inc.		8-K	May 16, 2016	3.2
4.1	Form of Common Stock certificate, $0.01 par value, of Charles River Laboratories International, Inc.		S-1	June 23, 2000	4.1
4.2	Charles River Laboratories International, Inc. Form of Performance Share Unit granted under the 2007 Incentive Plan		10-K	February 27, 2013	4.4
4.3	Charles River Laboratories International, Inc. Form of Performance Share Unit granted under the 2016 Incentive Plan		10-K	February 14, 2017	4.3
10.1*	Charles River Laboratories International, Inc. 2007 Incentive Plan, as amended		10-K	February 17, 2015	10.13
10.2*	Charles River Laboratories International, Inc. 2016 Incentive Plan		10-Q	August 3, 2016	10.1
10.3*	Charles River Laboratories International, Inc. Form of Stock Option granted under the 2007 Incentive Plan, as amended		10-K	February 20, 2008	10.17
10.4*	Charles River Laboratories International, Inc. Form of Stock Option granted under the 2016 Incentive Plan		10-K	February 14, 2017	10.4
10.5*	Charles River Laboratories International, Inc. Form of Restricted Stock Award granted under the 2007 Incentive Plan, as amended		10-K	February 20, 2008	10.18
10.6*	Charles River Laboratories International, Inc. Form of Restricted Stock Unit granted under the 2007 Incentive Plan		10-K	February 14, 2017	10.6
10.7*	Charles River Laboratories International, Inc. Form of Restricted Stock Unit granted under the 2016 Incentive Plan		10-K	February 14, 2017	10.7
10.8*	Charles River Corporate Officer Separation Plan dated April 30, 2010		10-Q	August 3, 2010	10.1
10.9*	Form of Change in Control Agreement		10-K	February 23, 2009	10.7
10.10*	Executive Incentive Compensation Plan dated January 1, 2016		10-K	February 12, 2016	10.4
10.11*	Charles River Laboratories International, Inc. Non-Employee Directors Deferral Plan dated April 5, 2016		10-Q	May 4, 2016	10.1
10.12*	Charles River Laboratories, Inc. Executive Life Insurance/Supplemental Retirement Income Plan		10-K	March 9, 2005	10.23
10.13*	Charles River Laboratories amended and restated Deferred Compensation Plan, as amended		10-K	February 27, 2012	10.11
10.14*	Amended and Restated Deferred Compensation Plan Document dated July 17, 2012		10-Q	August 7, 2012	10.1
10.15*	Letter Agreements with Davide Molho dated May 22, 2009		10-K	February 23, 2011	10.17
10.16*	Agreement between Thomas Ackerman and Charles River Laboratories, Inc. dated February 25, 2015		8-K	February 27, 2015	99.10
10.17*	Agreement between David Smith and Charles River Laboratories, Inc. dated March 3, 2015		10-K	February 12, 2016	10.16
10.18	Charles River Laboratories International, Inc. Seventh Amended and Restated Credit Agreement dated March 30, 2016		8-K	April 5, 2016	10.1
10.19*	Employment Agreement by and Between James C. Foster and the Company dated February 12, 2018		8-K	February 13, 2018	99.2
21.1	Subsidiaries of Charles River Laboratories International, Inc.	X
23.1	Consent of PricewaterhouseCoopers LLP	X

Exhibit No.	Description	Filed with this Form 10-K	Incorporation by Reference
			Form	Filing Date	Exhibit No.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	X
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
* Management contract or compensatory plan, contract or arrangement.