Form 10-Q
period 2018-03-31
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2018-05-10
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 27, 2018, there were 47,911,809 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

Special Note on Factors Affecting Future Results
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could,” and other similar expressions that are predictions of or indicate future events and trends or which do not relate to historical matters are intended to identify such forward-looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties and assumptions that are difficult to predict. For example, we may use forward-looking statements when addressing topics such as: goodwill and asset impairments still under review; future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with leading pharmaceutical companies and venture capital investments and opportunities for future similar arrangements; our cost structure; the impact of acquisitions; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including gains and losses attributable to businesses we plan to close, consolidate, or divest (including our Maryland research model production site); changes in our expectations regarding future stock option, restricted stock, performance share units, and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our liquidity. In addition, these statements include the impact of economic and market conditions on us and our clients; the effects of our cost saving actions and the steps to optimize returns to shareholders on an effective and timely basis; and our ability to withstand the current market conditions. You should not rely on forward-looking statements because they are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document, or in the case of statements incorporated by reference, on the date of the document incorporated by reference. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 30, 2017, under the sections entitled “Our Strategy,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our press releases, and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or risks. New information, future events, or risks may cause the forward-looking events we discuss in this report not to occur.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2018	April 1, 2017
Service revenue	$345,454	$304,531
Product revenue	148,516	141,232
Total revenue	493,970	445,763
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	243,808	207,167
Cost of products sold (excluding amortization of intangible assets)	68,693	67,244
Selling, general and administrative	103,372	90,909
Amortization of intangible assets	10,268	10,737
Operating income	67,829	69,706
Other income (expense):
Interest income	282	202
Interest expense	(11,191)	(6,983)
Other income, net	6,120	15,122
Income from continuing operations, before income taxes	63,040	78,047
Provision for income taxes	9,772	31,084
Income from continuing operations, net of income taxes	53,268	46,963
Loss from discontinued operations, net of income taxes	(23)	(4)
Net income	53,245	46,959
Less: Net income attributable to noncontrolling interests	614	181
Net income attributable to common shareholders	$52,631	$46,778
Earnings per common share
Basic:
Continuing operations attributable to common shareholders	$1.10	$0.98
Discontinued operations	$—	$—
Net income attributable to common shareholders	$1.10	$0.98
Diluted:
Continuing operations attributable to common shareholders	$1.08	$0.97
Discontinued operations	$—	$—
Net income attributable to common shareholders	$1.08	$0.97

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net income	$53,245	$46,959
Other comprehensive income:
Foreign currency translation adjustment and other	25,431	11,221
Amortization of net loss and prior service benefit included in net periodic cost for pension and other post-retirement benefit plans	459	854
Comprehensive income, before income taxes	79,135	59,034
Less: Income tax expense related to items of other comprehensive income	1,722	226
Comprehensive income, net of income taxes	77,413	58,808
Less: Comprehensive income related to noncontrolling interest, net of income taxes	1,178	298
Comprehensive income attributable to common shareholders	$76,235	$58,510

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	March 31, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$187,774	$163,794
Trade receivables, net	440,109	430,016
Inventories	119,046	114,956
Prepaid assets	43,340	36,544
Other current assets	53,079	81,315
Total current assets	843,348	826,625
Property, plant and equipment, net	788,554	781,973
Goodwill	835,936	804,906
Client relationships, net	304,420	301,891
Other intangible assets, net	65,876	67,871
Deferred tax assets	26,237	22,654
Other assets	136,632	124,002
Total assets	$3,001,003	$2,929,922
Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Current portion of long-term debt and capital leases	$3,137	$30,998
Accounts payable	73,479	77,838
Accrued compensation	71,136	101,044
Deferred revenue	98,473	117,569
Accrued liabilities	96,630	89,780
Other current liabilities	62,572	44,460
Current liabilities of discontinued operations	1,671	1,815
Total current liabilities	407,098	463,504
Long-term debt, net and capital leases	1,129,581	1,114,105
Deferred tax liabilities	96,037	89,540
Other long-term liabilities	204,871	194,815
Long-term liabilities of discontinued operations	3,476	3,942
Total liabilities	1,841,063	1,865,906
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	17,323	16,609
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 88,125 shares issued and 47,905 shares outstanding as of March 31, 2018, and 87,495 shares issued and 47,402 shares outstanding as of December 30, 2017	881	875
Additional paid-in capital	2,590,821	2,560,192
Retained earnings	346,044	288,658
Treasury stock, at cost, 40,220 shares and 40,093 shares as of March 31, 2018 and December 30, 2017, respectively	(1,673,463)	(1,659,914)
Accumulated other comprehensive loss	(124,457)	(144,731)
Total equity attributable to common shareholders	1,139,826	1,045,080
Noncontrolling interest	2,791	2,327
Total equity	1,142,617	1,047,407
Total liabilities, redeemable noncontrolling interest and equity	$3,001,003	$2,929,922

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 31, 2018	April 1, 2017
Cash flows relating to operating activities
Net income	$53,245	$46,959
Less: Loss from discontinued operations, net of income taxes	(23)	(4)
Income from continuing operations, net of income taxes	53,268	46,963
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	33,210	32,411
Stock-based compensation	10,541	9,486
Deferred income taxes	(782)	26,273
Gain on venture capital investments	(6,451)	(4,103)
Gain on divestiture	—	(10,577)
Other, net	3,932	594
Changes in assets and liabilities:
Trade receivables, net	(3,780)	(21,062)
Inventories	(3,501)	(2,593)
Accounts payable	(1,076)	(6,258)
Accrued compensation	(30,991)	(30,399)
Deferred revenue	(18,292)	4,094
Customer contract deposits	23,566	—
Other assets and liabilities, net	407	(10,800)
Net cash provided by operating activities	60,051	34,029
Cash flows relating to investing activities
Acquisitions of businesses and assets, net of cash acquired	(20,216)	—
Capital expenditures	(27,726)	(15,920)
Purchases of investments and contributions to venture capital investments	(5,268)	(6,698)
Proceeds from sale of investments	28,596	3,135
Proceeds from divestiture	—	72,462
Other, net	(50)	17
Net cash (used in) provided by investing activities	(24,664)	52,996
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	1,080,299	112,724
Proceeds from exercises of stock options	20,041	19,723
Payments on long-term debt, revolving credit facility, and capital lease obligations	(1,096,795)	(158,140)
Payments on debt financing costs	(4,932)	—
Purchase of treasury stock	(13,549)	(48,180)
Other, net	—	(451)
Net cash used in financing activities	(14,936)	(74,324)
Discontinued operations
Net cash used in operating activities from discontinued operations	(636)	(473)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4,254	1,705
Net change in cash, cash equivalents, and restricted cash	24,069	13,933
Cash, cash equivalents, and restricted cash, beginning of period	166,331	119,894
Cash, cash equivalents, and restricted cash, end of period	$190,400	$133,827

	Three Months Ended
	March 31, 2018	April 1, 2017
Supplemental cash flow information:
Cash and cash equivalents	$187,774	$131,524
Restricted cash included in Other current assets	605	538
Restricted cash included in Other assets	2,021	1,765
Cash, cash equivalents, and restricted cash, end of period	$190,400	$133,827

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared by Charles River Laboratories International, Inc. (the Company) in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal year 2017. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations.
The Company has reclassified certain amounts in the unaudited condensed consolidated statements of income for prior periods to conform to the current year presentation. See “Newly Adopted Accounting Pronouncements” below for further discussion and impact on the condensed consolidated financial statements.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for fiscal year 2017.
Newly Adopted Accounting Pronouncements
In March 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118).” This standard amends Accounting Standards Codification 740, Income Taxes (ASC 740) to provide guidance on accounting for the tax effects of U.S. Tax Reform pursuant to SAB 118, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the enactment date of U.S. Tax Reform. This standard is effective upon issuance and the Company has complied with the amendments. See Note 11, “Income Taxes” for further discussion.
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The standard allows for reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects arising from the change in the reduction of the U.S. federal statutory income tax rate to 21% from 35%. During the three months ended March 31, 2018, the Company elected to early adopt this standard as permitted on a prospective basis, resulting in a reclassification of $3.3 million from accumulated other comprehensive income to retained earnings as a result of remeasuring the Company’s deferred tax liabilities related to its pension and other post-retirement benefit plan gains and losses. The Company’s policy is to release material stranded tax effects on a specific identification basis.
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires an employer to disaggregate the service cost component from the other components of net benefit cost and provides explicit guidance on the presentation of the service cost component and the other components of net benefit cost in the statements of income. This standard became effective for the Company in the three months ended March 31, 2018. The Company applied the changes retrospectively to the presentation of the service cost component and the other components of net periodic pension cost in the statements of income for all periods presented as required. The adoption of this standard increased operating income by $0.2 million during the three months ended April 1,

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2017. In connection with the impact of operating income to the Company’s reportable segments, Research Models and Services (RMS) decreased by less than $0.1 million, Discovery and Safety Assessment (DSA) decreased by $0.3 million, Manufacturing Support (Manufacturing) decreased by less than $0.1 million, and Unallocated corporate increased by $0.6 million during the three months ended April 1, 2017.
In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business.” The standard clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. This standard became effective for the Company in the three months ended March 31, 2018 and did not have a significant impact on the consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” The standard requires the immediate recognition of tax effects for an intra-entity asset transfer other than inventory. This standard became effective for the Company in the three months ended March 31, 2018 and did not have a significant impact on the consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Liabilities.” This standard, including a subsequently issued amendment under ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities”, requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income, simplifies the impairment assessment of certain equity investments, and updates certain presentation and disclosure requirements. This standard became effective for the Company in the three months ended March 31, 2018, resulting in an increase of $1.9 million to other assets with a corresponding increase to retained earnings and deferred taxes of $1.4 million and $0.5 million, respectively.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The standard, including subsequently issued amendments, replaced most existing revenue recognition guidance in U.S. GAAP and permits the use of either a modified retrospective or cumulative effect transition method. The Company elected the modified retrospective transition method. The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard became effective for the Company in the three months ended March 31, 2018. See Note 3, “Revenue From Contracts With Customers” for a discussion of the Company’s adoption of this standard and its impact on the consolidated financial statements and related disclosures.
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
2. BUSINESS ACQUISITIONS AND DIVESTITURE
MPI Research
On April 3, 2018, the Company acquired MPI Research, a non-clinical contract research organization (CRO) providing comprehensive testing services to biopharmaceutical and medical device companies worldwide. The acquisition enhances the Company’s position as a leading global early-stage CRO by strengthening its ability to partner with clients across the drug

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

discovery and development continuum. The purchase price for MPI Research was approximately $800 million in cash, subject to certain post-closing adjustments that may change the purchase price. The acquisition was funded by borrowings on the Company’s $2.3B Credit Facility as well as the offering of the Company’s Senior Notes. See Note 9, “Long-Term Debt and Capital Lease Obligations.” This business will be reported as part of the Company’s DSA reportable segment. Due to the limited time between the acquisition date and the filing of this Quarterly Report on Form 10-Q, it is not practicable for the Company to disclose either the preliminary allocation of purchase price to assets acquired and liabilities assumed or the pro forma consolidated results of operations as if the MPI Research acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments. The Company incurred transaction and integration costs in connection with the acquisition of $2.7 million for the three months ended March 31, 2018, which were included in selling, general and administrative expenses.
KWS BioTest Limited
On January 11, 2018, the Company acquired KWS BioTest Limited (KWS BioTest), a CRO specializing in in vitro and in vivo discovery testing services for immuno-oncology, inflammatory and infectious diseases. The acquisition enhances the Company’s discovery expertise, with complementary offerings that provide the Company’s customers with additional tools in the active therapeutic research areas of oncology and immunology. The purchase price for KWS BioTest was $20.3 million in cash, subject to certain post-closing adjustments that may change the purchase price, and was funded by the Company’s various borrowings. In addition to the initial purchase price, the transaction includes aggregate, undiscounted contingent payments of up to £3.0 million (approximately $4.2 million based on recent exchange rates), based on future performance. The KWS BioTest business is reported as part of the Company’s DSA reportable segment.
The contingent payments become payable based on the achievement of certain revenue and earnings targets. If achieved, the payments become due in the first quarter of fiscal year 2019. The Company estimated the fair value of this contingent consideration based on a probability-weighted set of outcomes.
The preliminary purchase price allocation of $22.0 million, net of $1.0 million of cash acquired, was as follows:

January 11, 2018
(in thousands)
Trade receivables (contractual amount of $1,309)	$1,309
Other current assets (excluding cash)	99
Property, plant and equipment	1,136
Definite-lived intangible assets - client relationships	3,647
Goodwill	18,165
Current liabilities	(1,575)
Deferred revenue	(151)
Long-term liabilities	(596)
Total purchase price allocation	$22,034
The purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including certain contracts and obligations. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.
The only definite-lived intangible asset relates to client relationships, which will be amortized over a weighted average life of 12 years.
The goodwill resulting from the transaction is primarily attributable to the potential growth of the Company’s DSA businesses from customers introduced through KWS BioTest and the assembled workforce of the acquired business. The goodwill attributable to KWS BioTest is not deductible for tax purposes.
The Company incurred transaction and integration costs of $0.4 million in connection with the acquisition for the three months ended March 31, 2018, which were included in selling, general and administrative expenses, within the unaudited condensed consolidated statements of income.
Pro forma financial information as well as actual revenue and operating income have not been included because KWS BioTest’s financial results are not significant when compared to the Company’s consolidated financial results.
Brains On-Line
On August 4, 2017, the Company acquired Brains On-Line, a CRO providing critical data that advances novel therapeutics for the treatment of central nervous system (CNS) diseases. Brains On-Line strategically expands the Company’s existing CNS capabilities and establishes the Company as a single-source provider for a broad portfolio of discovery CNS services. The

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purchase price for Brains On-Line was $21.3 million in cash, subject to certain post-closing adjustments that may change the purchase price, and was funded by the Company’s various borrowings. In addition to the initial purchase price, the transaction includes aggregate, undiscounted contingent payments of up to €6.7 million (approximately $8.3 million based on recent exchange rates), based on future performance. The Brains On-Line business is reported as part of the Company’s DSA reportable segment.
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
The purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition. From the date of acquisition through March 31, 2018, the Company recorded measurement-period adjustments related to the acquisition that resulted in an immaterial change to the purchase price allocation on a consolidated basis.
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
The Company incurred integration costs of $0.1 million in connection with the acquisition for the three months ended March 31, 2018, which were included in selling, general and administrative expenses within the unaudited condensed consolidated statements of income.
Pro forma financial information as well as actual revenue and operating income have not been included because Brains On-Line’s financial results are not significant when compared to the Company’s consolidated financial results.
Contract Manufacturing
On February 10, 2017, the Company sold its CDMO business to Quotient Clinical Ltd., based in London, England, for $75.0 million in proceeds, net of $0.6 million in cash and cash equivalents transferred in conjunction with the sale and $0.3 million of working capital adjustments.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Adoption of ASC Topic 606, “Revenue from Contracts with Customers” (ASC 606)
ASC 606 became effective for the Company on December 31, 2017 and was adopted using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with the practical expedient, which did not have a material effect on the cumulative impact of adopting ASC 606. The reported results for 2018 reflect the application of ASC 606 guidance while the historical results for 2017 were prepared under the guidance of ASC 605, “Revenue Recognition” (ASC 605).
The cumulative effect of applying ASC 606 to all contracts with customers that were not completed as of December 30, 2017 was immaterial. There is no material difference in the reporting of revenue for the 2018 period in accordance with ASC 606 when compared to ASC 605.
Revenue Recognition
Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”).
To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount to which the Company expects to be entitled. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component for the 2018 period presented.
Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.
Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications exist when the modification either creates new, or changes existing, enforceable rights and obligations. Generally, when contract modifications create new performance obligations, the modification is considered to be a separate contract and revenue is recognized prospectively. When contract modifications change existing performance obligations, the existing transaction price and measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.
Product revenue is generally recognized when the customer obtains control of the Company’s product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract. Service revenue is generally recognized over time as the services are delivered to the customer based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Depending on which better depicts the transfer of value to the customer, the Company generally measures its progress using either cost-to-cost (input method) or right-to-invoice (output method). The Company uses the cost-to-cost measure of progress when it best depicts the transfer of value to the customer which occurs as the Company incurs costs on its contract, generally related to fixed fee service contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The costs calculation includes variables such as labor hours, allocation of overhead costs, research model costs, and subcontractor costs. Revenue is recorded proportionally as costs are incurred. The right to invoice measure of progress is generally related to rate per unit contracts, as the extent of progress towards completion is measured based on discrete service or time-based increments, such as samples tested or labor hour incurred. Revenue is recorded in the amount invoiced since that amount corresponds directly to the value of the Company’s performance to date.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major business line and timing of transfer of products or services for the three months ended March 31, 2018 (in thousands):

Major Products/Service Lines:
RMS	$133,958
DSA	259,992
Manufacturing	100,020
Total revenue	$493,970

Timing of Revenue Recognition:
RMS
Services and products transferred over time	$48,726
Services and products transferred at a point in time	85,232
DSA
Services and products transferred over time	259,744
Services and products transferred at a point in time	248
Manufacturing
Services and products transferred over time	28,571
Services and products transferred at a point in time	71,449
Total revenue	$493,970
RMS
The RMS business generates revenue through the commercial production and sale of research models and the provision of services related to the maintenance and monitoring of research models and management of clients’ research operations. Revenue from the sale of research models is recognized at a point in time when the customer obtains control of the product, which may be upon shipment or upon delivery based on the contractual shipping terms of a contract. Revenue generated from research models services is recognized over time and is typically based on a right-to-invoice measure of progress (output method) as invoiced amounts correspond directly to the value of the Company’s performance to date.
DSA
The Discovery and Safety Assessment business provides a full suite of integrated drug discovery services directed at the identification, screening and selection of a lead compound for drug development and offers a full range of safety assessment services including bioanalysis, drug metabolism, pharmacokinetics, toxicology and pathology. Discovery and Safety Assessment services revenue is generally recognized over time using the cost-to-cost or right to invoice measures of progress, primarily representing fixed fee service contracts and per unit service contracts, respectively.
Manufacturing
The Manufacturing business includes Microbial Solutions, which provides in vitro (non-animal) lot-release testing products, microbial detection products, and species identification services; Biologics Testing Services (Biologics), which performs specialized testing of biologics; and Avian Vaccine Services (Avian), which supplies specific-pathogen-free chicken eggs and chickens. Species identification service revenue is generally recognized at a point in time as identifications are completed by the Company. Biologics service revenue is generally recognized over time using the cost-to-cost measure of progress. Microbial Solutions and Avian product sales are generally recognized at a point in time when the customer obtains control of the product, which may be upon shipment or upon delivery based on the contractual shipping terms of a contract.
Transaction Price Allocated to Future Performance Obligations
ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2018. The guidance provides certain practical expedients that limit this requirement and, therefore, the Company does not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of March 31, 2018:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Revenues Expected to be Recognized in Future Periods
	Less than 1 Year	1 to 3 Years	Total
	(in thousands)
DSA	$72,872	$55,029	$127,901
Manufacturing	132	255	387
Total	$73,004	$55,284	$128,288
Contract Balances from Contracts with Customers
The timing of revenue recognition, billings and cash collections results in billed receivables (client receivables), contract assets (unbilled revenue), contract liabilities (current and non-current deferred revenue), and customer deposits on the unaudited condensed consolidated balance sheets. The Company’s payment terms are generally 30 days in the United States and consistent with prevailing practice in international markets. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met. The following table provides information about client receivables, contract assets, and contract liabilities from contracts with customers:

	March 31, 2018	December 30, 2017 (1)
	(in thousands)
Balances from contracts with customers only:
Client receivables	$343,546	$335,839
Contract assets (unbilled revenue)	98,801	96,297
Contract liabilities (current and long-term deferred revenue)	108,786	125,882
Contract liabilities (customer contract deposits)	23,566	—

(1) The beginning balance as of December 30, 2017 is presented under the guidance of ASC 605.
Under ASC 606, when the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. As of March 31, 2018, the Company excluded approximately $14 million of unpaid advanced client billings from both client receivables and deferred revenue and approximately $24 million of advanced client payments have been presented as customer contract deposits within other current liabilities in the accompanying unaudited condensed consolidated financial statements.
Other changes in the contract asset and the contract liability balances during the three months ended March 31, 2018:
(i) Changes due to business combinations:
See Note 2. “Business Acquisitions and Divestiture” for client receivables and deferred revenue that were acquired as part of the KWS BioTest acquisition occurring on January 11, 2018.
(ii) Cumulative catch-up adjustments to revenue that affect the corresponding contract asset or contract liability, including adjustments arising from a change in the measure of progress, a change in an estimate of the transaction price (including any changes in the assessment of whether an estimate of variable consideration is constrained), or a contract modification:
During the three month period ended March 31, 2018 an immaterial cumulative catch-up adjustment to revenue was recorded.
(iii) A change in the time frame for a right to consideration to become unconditional (that is, for a contract asset to be recorded as a client receivable):
Approximately $63 million of unbilled revenue as of December 30, 2017 was billed during the three month period ended March 31, 2018.
(iv) A change in the time frame for a performance obligation to be satisfied (that is, for the recognition of revenue arising from a contract liability):
Approximately $98 million of contract liabilities as of December 30, 2017 were recognized as revenue during the three month period ended March 31, 2018.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. SEGMENT INFORMATION
The Company retrospectively adopted ASU 2017-07 during the three months ended March 31, 2018, which impacted segment information. Service cost is reflected in operating income within the unaudited condensed consolidated statements of income while all other components of net periodic cost are recorded in Other income, net within the unaudited condensed consolidated statements of income. See Note 1, “Basis of Presentation.” The Company’s three reportable segments are Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Support (Manufacturing).
The following table presents revenue and other financial information by reportable segment:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(in thousands)
RMS
Revenue	$133,958	$127,161
Operating income	38,527	37,690
Depreciation and amortization	4,853	5,092
Capital expenditures	4,625	2,603
DSA
Revenue	$259,992	$227,758
Operating income	40,859	38,335
Depreciation and amortization	20,787	19,369
Capital expenditures	12,802	8,323
Manufacturing
Revenue	$100,020	$90,844
Operating income	28,523	26,600
Depreciation and amortization	5,736	5,962
Capital expenditures	6,834	2,292
For the three months ended March 31, 2018 and April 1, 2017, reconciliations of segment operating income, depreciation and amortization, and capital expenditures to the respective consolidated amounts are as follows:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(in thousands)
Total reportable segments	$107,909	$102,625	$31,376	$30,423	$24,261	$13,218
Unallocated corporate	(40,080)	(32,919)	1,834	1,988	3,465	2,702
Total consolidated	$67,829	$69,706	$33,210	$32,411	$27,726	$15,920
Revenue for each significant product or service offering is as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(in thousands)
RMS	$133,958	$127,161
DSA	259,992	227,758
Manufacturing	100,020	90,844
Total revenue	$493,970	$445,763

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of unallocated corporate expense consists of the following:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(in thousands)
Stock-based compensation	$6,991	$5,583
Compensation, benefits, and other employee-related expenses	20,596	14,381
External consulting and other service expenses	2,934	5,767
Information technology	2,465	2,393
Depreciation	1,834	1,987
Acquisition and integration	2,864	21
Other general unallocated corporate	2,396	2,787
Total unallocated corporate expense	$40,080	$32,919
Other general unallocated corporate expense consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.
Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Three Months Ended:
March 31, 2018	$248,980	$160,826	$48,578	$34,520	$1,066	$493,970
April 1, 2017	231,311	136,881	47,187	30,095	289	445,763
Included in the Asia Pacific category above are operations located in China, Japan, Korea, Australia, Singapore, and India. Included in the Other category above are operations located in Brazil and Israel. Revenue represents sales originating in entities physically located in the identified geographic area.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables, net is as follows:

	March 31, 2018	December 30, 2017
	(in thousands)
Client receivables	$343,546	$335,839
Unbilled revenue	98,801	96,297
Total	442,347	432,136
Less: Allowance for doubtful accounts	(2,238)	(2,120)
Trade receivables, net	$440,109	$430,016

The composition of inventories is as follows:

	March 31, 2018	December 30, 2017
	(in thousands)
Raw materials and supplies	$20,353	$19,858
Work in process	19,080	18,200
Finished products	79,613	76,898
Inventories	$119,046	$114,956
The composition of other current assets is as follows:

	March 31, 2018	December 30, 2017
	(in thousands)
Investments	$2,542	$28,489
Prepaid income taxes	49,932	52,234
Restricted cash	605	592
Other current assets	$53,079	$81,315
The composition of other assets is as follows:

	March 31, 2018	December 30, 2017
	(in thousands)
Life insurance policies	$33,943	$34,008
Venture capital investments	76,076	71,101
Restricted cash	2,021	1,945
Other	24,592	16,948
Other assets	$136,632	$124,002
The composition of other current liabilities is as follows:

	March 31, 2018	December 30, 2017
	(in thousands)
Accrued income taxes	$34,532	$43,250
Customer contract deposits	23,566	—
Other	4,474	1,210
Other current liabilities	$62,572	$44,460

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of other long-term liabilities is as follows:

	March 31, 2018	December 30, 2017
	(in thousands)
U.S. Transition Tax	$66,851	$61,038
Long-term pension liability	51,607	52,364
Accrued executive supplemental life insurance retirement plan and deferred compensation plan	37,935	37,582
Other	48,478	43,831
Other long-term liabilities	$204,871	$194,815
6. VENTURE CAPITAL INVESTMENTS
The Company invests in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. The Company’s ownership interest in these funds ranges from 0.6% to 12.0%. The Company accounts for the investments in limited partnerships (LPs), which are variable interest entities, under the equity method of accounting. The Company is not the primary beneficiary because it has no power to direct the activities that most significantly affect the LPs’ economic performance. The Company accounts for the investments in limited liability companies, which are not variable interest entities, under the equity method of accounting.
The Company’s total commitment to the venture capital funds as of March 31, 2018 was $108.4 million, of which the Company funded $54.9 million through that date. During the three months ended March 31, 2018 and April 1, 2017, the Company received dividends totaling $7.1 million and $4.4 million, respectively. The Company recognized gains of $6.5 million and $4.1 million related to the venture capital investments for the three months ended March 31, 2018 and April 1, 2017, respectively.
7. FAIR VALUE
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
The fair value hierarchy level is determined by asset and liability class based on the lowest level of significant input. The observability of inputs may change for certain assets or liabilities. This condition could cause an asset or liability to be reclassified between levels. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the three months ended March 31, 2018 and April 1, 2017, there were no transfers between levels.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$21	$—	$21
Other assets:
Life insurance policies	—	26,240	—	26,240
Total assets measured at fair value	$—	$26,261	$—	$26,261

Other current liabilities:
Contingent consideration	$—	$—	$3,053	$3,053
Total liabilities measured at fair value	$—	$—	$3,053	$3,053

	December 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$21	$—	$21
Other assets:
Life insurance policies	—	26,358	—	26,358
Total assets measured at fair value	$—	$26,379	$—	$26,379

Other current liabilities:
Contingent consideration	$—	$—	$298	$298
Total liabilities measured at fair value	$—	$—	$298	$298
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to previous business acquisitions. See Note 2, “Business Acquisitions and Divestiture.”

	Three Months Ended
	March 31, 2018	April 1, 2017
	(in thousands)
Beginning balance	$298	$3,621
Additions	2,746	—
Payments	—	(406)
Change in fair value	9	—
Reversal of previously recorded contingent liability	—	(14)
Ending balance	$3,053	$3,201
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

		Adjustments to Goodwill
	December 30, 2017	Acquisitions	Foreign Exchange	March 31, 2018
	(in thousands)
RMS	$58,122	$—	$706	$58,828
DSA	605,176	18,165	8,854	632,195
Manufacturing	141,608	—	3,305	144,913
Total	$804,906	$18,165	$12,865	$835,936
The increase in goodwill during the three months ended March 31, 2018 related primarily to the acquisition of KWS BioTest in the DSA reportable segment, and the impact of foreign exchange.
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	March 31, 2018			December 30, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Backlog	$—	$—	$—	$8,111	$(8,111)	$—
Technology	83,428	(30,893)	52,535	81,309	(27,157)	54,152
Trademarks and trade names	8,873	(4,609)	4,264	8,661	(4,562)	4,099
Other	17,533	(8,456)	9,077	17,465	(7,845)	9,620
Other intangible assets	109,834	(43,958)	65,876	115,546	(47,675)	67,871
Client relationships	551,326	(246,906)	304,420	540,425	(238,534)	301,891
Intangible assets	$661,160	$(290,864)	$370,296	$655,971	$(286,209)	$369,762
9. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-Term Debt
Long-term debt, net consists of the following:

	March 31, 2018	December 30, 2017
	(in thousands)
Term loans	$—	$601,250
Revolving facility	1,091,304	500,997
Other long-term debt	18,420	18,292
Total debt	1,109,724	1,120,539
Less: Current portion of long-term debt	(111)	(28,546)
Long-term debt	1,109,613	1,091,993
Debt discount and debt issuance costs	(8,346)	(5,770)
Long-term debt, net	$1,101,267	$1,086,223
As of March 31, 2018 and December 30, 2017, the weighted average interest rate on the Company’s debt was 2.13% and 2.45%, respectively.
On March 26, 2018, the Company amended and restated its credit facility creating a $2.3 billion credit facility ($2.3B Credit Facility) which extends the maturity date for the credit facility. The $2.3B Credit Facility provides for a $750.0 million term loan and a $1.55 billion multi-currency revolving facility. The amendment was accounted for as a debt modification. In connection with the transaction, the Company capitalized approximately $6.2 million on the balance sheet as of March 31,

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2018 and expensed approximately $1.0 million of debt issuance costs recorded in Interest expense for the three month period ended March 31, 2018.
The term loan facility matures in 19 quarterly installments with the last installment due March 26, 2023. The revolving facility matures on March 26, 2023, and requires no scheduled payment before that date. Under specified circumstances, the Company has the ability to increase the term loan and/or revolving facility by up to $1.0 billion in the aggregate.
The interest rates applicable to the term loan and revolving facility under the $2.3B Credit Facility are, at the Company’s option, equal to either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted LIBOR rate plus 1.0%) or the adjusted LIBOR rate, plus an interest rate margin based upon the Company’s leverage ratio.
The $2.3B Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company’s business and negative and affirmative covenants. These covenants include (1) maintenance of a ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 3.50 to 1.0 as well as (2) maintenance of a ratio of consolidated indebtedness to consolidated EBITDA for any period of four consecutive fiscal quarters, of no more than 4.50 to 1.0 with step downs to 3.50 to 1.0 by the last day of the first quarter of 2020. As of March 31, 2018, the Company was compliant with all covenants.
The obligations of the Company under the $2.3B Credit Facility are collateralized by substantially all of the assets of the Company.
Upon the execution of the $2.3B Credit Facility, the Company paid the remaining $601.3 million balance on the previously drawn term loan with proceeds from the new revolving facility. As of March 31, 2018, the Company had no outstanding term loans. On April 3, 2018, in conjunction with the purchase of MPI Research, the Company drew $750.0 million of term loan from the $2.3B Credit Facility.
Senior Notes Offering
On April 3, 2018, the Company entered into an indenture (Indenture) with MUFG Union Bank, N.A., (Trustee) in connection with the offering of $500.0 million in aggregate principal amount of the Company’s 5.5% Senior Notes (Senior Notes) due 2026 in an unregistered offering. Under the terms of the Indenture, interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2018. The Senior Notes are guaranteed fully and unconditionally, jointly and severally on a senior unsecured basis (Note Guarantees) by the Company and certain of its U.S. subsidiaries. In connection with the transaction, the Company incurred approximately $7.4 million of debt issuance costs, of which $6.3 million was capitalized upon the issuance of the Senior Notes on April 3, 2018.
The Company may redeem all or part of the Senior Notes at any time prior to April 1, 2021, at its option, at a redemption price equal to 100% of the principal amount of such Senior Notes plus the Applicable Premium (as defined in the Indenture). The Company may also redeem up to 40% of the Senior Notes with the proceeds of certain equity offerings completed before April 1, 2021, at a redemption price equal to 105.5% of the principal amount of such Senior Notes. On or after April 1, 2021, the Company may on any one or more occasions redeem all or a part of the Senior Notes, at the redemption prices specified in the Indenture based on the applicable date of redemption. Upon the occurrence of a Change of Control Triggering Event (as defined in the Indenture), the Company will be required to offer to repurchase the Senior Notes at a purchase price equal to 101% of the aggregate principal amount of such Senior Notes. Any redemption of the Senior Notes would also require settlement of accrued and unpaid interest, if any, to but excluding the redemption date.
The Indenture contains certain covenants, including but not limited to, limitations and restrictions on the ability of the Company and its U.S. subsidiaries to (i) create certain liens, (ii) enter into any Sale and Leaseback Transaction (as defined in the Indenture) with respect to any property, and (iii) merge, consolidate, sell or otherwise dispose of all or substantially all of their assets. These covenants are subject to a number of conditions, qualifications, exceptions and limitations. Any event of default, as defined, could result in the acceleration of the repayment of the obligations.
Net proceeds from the Senior Notes of $493.8 million were used to partially repay the outstanding revolving credit facility on April 3, 2018.
Commitment Letter
On February 12, 2018, the Company secured a $830 million commitment under a 364-day senior unsecured bridge loan facility (the “Bridge Facility”) for the purpose of financing the acquisition of MPI Research. The Bridge Facility was terminated as of April 3, 2018 in connection upon the successful acquisition of MPI Research. Debt issuance costs of $1.8 million incurred in connection with the Bridge Facility were capitalized as of March 31, 2018 and expensed upon termination of the agreement on April 3, 2018. In addition, in the three months ended March 31, 2018, the Company incurred and expensed $2.0 million of fees pertaining to a temporary backstop facility related to the negotiation of the Credit Facility. These costs were included in Interest expense in the accompanying unaudited condensed consolidated statements of income.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Letters of Credit
As of March 31, 2018 and December 30, 2017, the Company had $4.9 million in outstanding letters of credit.
Capital Lease Obligations
The Company’s capital lease obligations amounted to $31.3 million and $30.3 million as of March 31, 2018 and December 30, 2017, respectively.
10. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(in thousands)
Numerator:
Income from continuing operations, net of income taxes	$53,268	$46,963
Loss from discontinued operations, net of income taxes	(23)	(4)
Less: Net income attributable to noncontrolling interests	614	181
Net income attributable to common shareholders	$52,631	$46,778

Denominator:
Weighted-average shares outstanding - Basic	47,785	47,546
Effect of dilutive securities:
Stock options, restricted stock units, performance share units and restricted stock	1,043	875
Weighted-average shares outstanding - Diluted	48,828	48,421
Options to purchase 0.5 million and 1.1 million shares for the three months ended March 31, 2018 and April 1, 2017, respectively, as well as a non-significant number of restricted shares, restricted stock units (RSUs), and performance share units (PSUs), were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted-average shares outstanding for both the three months ended March 31, 2018 and April 1, 2017 excluded the impact of 1.1 million shares of non-vested restricted stock and RSUs.
Treasury Shares
During the three months ended March 31, 2018, the Company did not repurchase any shares under its authorized stock repurchase program. During the three months ended April 1, 2017, the Company repurchased 0.4 million shares totaling $32.1 million under its $1.3 billion authorized stock repurchase program. As of March 31, 2018, the Company had $115.5 million remaining on the authorized stock repurchase program.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, RSUs, and PSUs in order to satisfy individual statutory tax withholding requirements. During the three months ended March 31, 2018 and April 1, 2017, the Company acquired 0.1 million shares for $13.5 million and 0.2 million shares for $16.1 million, respectively, from such netting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 30, 2017	$(77,545)	$(67,186)	$(144,731)
Other comprehensive income before reclassifications	24,867	—	24,867
Amounts reclassified from accumulated other comprehensive loss	—	459	459
Net current period other comprehensive income	24,867	459	25,326
Amount reclassified from accumulated other comprehensive loss due to adoption of ASU 2018-02 (See Note 1)	—	3,330	3,330
Income tax expense (benefit)	1,840	(118)	1,722
March 31, 2018	$(54,518)	$(69,939)	$(124,457)
Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as noncontrolling interest. The activity within the nonredeemable noncontrolling interest was immaterial during the three months ended March 31, 2018 and April 1, 2017.
Redeemable Noncontrolling Interest
The Company’s redeemable noncontrolling interest in Vital River is 13%.
The Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 13% equity interest at a contractually defined redemption value, subject to a redemption floor (embedded derivative). These rights are exercisable beginning in 2019 and are accelerated in certain events. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value ($16.9 million as of March 31, 2018) and its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 13% interest, the noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities. The agreement does not limit the amount that the Company could be required to pay to purchase the remaining 13% equity interest.
The following table provides a rollforward of the activity related to the Company’s redeemable noncontrolling interest:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(in thousands)
Beginning balance	$16,609	$14,659
Total gains or losses (realized/unrealized):
Net income (loss) attributable to noncontrolling interest	150	(78)
Foreign currency translation	564	117
Ending balance	$17,323	$14,698
11. INCOME TAXES
The Company’s effective tax rate for the three months ended March 31, 2018 and April 1, 2017 was 15.5% and 39.8%, respectively. For the three months ended March 31, 2018, the decrease was primarily attributable to the tax on the gain on the divestiture of the CDMO business of $18.0 million in the first quarter of 2017 and tax benefits from favorable taxing authority rulings for the three months ended March 31, 2018 of $2.7 million.
During the three months ended March 31, 2018, the Company’s unrecognized tax benefits decreased by $3.7 million to $21.0 million, primarily due to benefits from a favorable tax ruling, offset with an additional quarter of Canadian Scientific Research

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and Experimental Development Credit reserves. The amount of unrecognized income tax benefits that would impact the effective tax rate decreased by $3.5 million to $19.3 million, for the same reasons listed above. The amount of accrued interest on unrecognized tax benefits was $2.6 million at March 31, 2018. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by up to $1.9 million over the next twelve-month period, primarily as a result of the outcome of pending tax audits.
The Company continues to monitor its accounting for the elements of U.S. Tax Reform enacted in December 2017. The Company has made reasonable estimates of the effects of U.S. Tax Reform to its consolidated financial statements based on guidance and regulations released by the Internal Revenue Service. The SEC has issued SAB 118, which allows for a measurement period of up to one year after the enactment date of U.S. Tax Reform to finalize the recording of the related tax impacts. The Company has not recorded any measurement period adjustments during the quarter ended March 31, 2018 to the provisional amounts recorded in the fourth quarter of 2017. The Company anticipates finalizing and recording any adjustments resulting from the release of any additional guidance and interpretations by the end of its fiscal year ending December 29, 2018.
The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits in jurisdictions including the U.S., U.K., China, France, Germany, and Canada. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2015.
The Company and certain of its subsidiaries have ongoing tax controversies with various tax authorities in the U.S., Canada, Germany, and France. The Company does not believe that resolution of these controversies will have a material impact on its financial position or results of operations
Income tax (benefit) expense recorded to Other comprehensive income related to change in unrecognized pension gains, losses, and prior service costs was $(0.1) million and $0.2 million for the three months ended March 31, 2018 and April 1, 2017, respectively. Income tax expense recorded to foreign currency translation adjustment was $1.8 million for the three months ended March 31, 2018.
12. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The Company retrospectively adopted ASU 2017-07 during the three months ended March 31, 2018. Service cost is reflected in Cost of services provided (excluding amortization of intangible assets) and Selling, general and administrative within the unaudited condensed consolidated statements of income. All other components of net periodic cost is recorded in Other income, net within the unaudited condensed consolidated statements of income. See Note 1, “Basis of Presentation.” The following table provides the components of net periodic cost for the Company’s pension, deferred compensation and executive supplemental life insurance retirement plans:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(in thousands)
Service cost	$846	$754
Interest cost	2,833	2,826
Expected return on plan assets	(3,877)	(3,450)
Amortization of prior service credit	(181)	(119)
Amortization of net loss	645	966
Net periodic cost	$266	$977
The net periodic cost for the Company’s other post-retirement benefit plan for the three months ended March 31, 2018 and April 1, 2017 was not significant.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock, RSUs, and PSUs.
The following table provides stock-based compensation by the financial statement line item in which it is reflected:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(in thousands)
Cost of revenue	$1,413	$1,546
Selling, general and administrative	9,128	7,940
Stock-based compensation	$10,541	$9,486
During the three months ended March 31, 2018, the Company granted stock options representing 0.5 million common shares with a per-share weighted-average grant date fair value of $24.81, RSUs representing 0.2 million common shares with a per-share weighted-average grant date fair value of $109.34, and PSUs representing 0.2 million common shares with a per-share weighted-average grant date fair value of $117.28. The maximum number of common shares to be issued upon vesting of PSUs granted during the three months ended March 31, 2018 is 0.4 million.
14. FOREIGN CURRENCY CONTRACTS
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
The Company did not have any foreign currency contracts open as of March 31, 2018 and December 30, 2017.
15. COMMITMENTS AND CONTINGENCIES
Litigation
Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company. While the outcome of any of these proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any of these existing matters would have a material adverse effect on the Company’s business or financial condition.
Lease Commitments
During the three months ended March 31, 2018, the Company assumed or entered into new lease agreements or exercised options to extend the lease terms for certain existing leases. As a result, the Company’s lease obligations through 2032 increased by $2.3 million during the three months ended March 31, 2018.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. RESTRUCTURING AND ASSET IMPAIRMENTS
Global RMS Restructuring Initiatives
In the fourth quarter of fiscal year 2017, the Company committed to a plan to further reduce costs and improve operating efficiencies in its RMS reportable segment. The Company plans to cease use of its production facility in Maryland for RMS before the end of 2018 and consolidate production in other facilities. Additionally, the Company will reduce its workforce at various other global RMS facilities during 2018.
The following table presents a summary of severance and transition costs, and asset impairments (referred to as restructuring costs) related to this initiative within the unaudited condensed consolidated statements of income for the three months ended March 31, 2018.

	March 31, 2018
	Severance and Transition Costs	Asset Impairments	Total
	(in thousands)
Cost of services provided and products sold (excluding amortization of intangible assets)	$353	$515	$868
Selling, general and administrative	170	—	170
Total	$523	$515	$1,038
Restructuring costs incurred during the fourth quarter of 2017 were $18.1 million, which primarily related to non-cash asset impairments and accelerated depreciation charges of $17.7 million. In addition to the costs incurred during the three months ended March 31, 2018, remaining restructuring costs related to this initiative in 2018 are expected to be between $5.5 million and $6.0 million, of which approximately $5.0 million relate to employee separation and facility exit costs, including accelerated lease obligations. All of the costs are recorded in the RMS reportable segment. The cash portion of the total costs are not expected to exceed $8 million. The Company’s existing lease obligation continues through 2028.
Other Restructuring Initiatives
In recent fiscal years, the Company has undertaken productivity improvement initiatives within all reportable segments at various locations across the U.S., Europe, and Japan. This includes workforce reductions, resulting in severance and transition costs; and cost related to the consolidation of facilities, resulting in asset impairment and accelerated depreciation charges. The Company’s existing lease obligations for certain facilities continue through various dates, the latest being March 2028.
The following table presents a summary of restructuring costs related to these initiatives within the unaudited condensed consolidated statements of income for the three months ended March 31, 2018 and April 1, 2017.

	March 31, 2018			April 1, 2017
	Severance and Transition Costs	Asset Impairments	Total	Severance and Transition Costs	Asset Impairments	Total
	(in thousands)
Cost of services provided and products sold (excluding amortization of intangible assets)	$563	$22	$585	$923	$60	$983
Selling, general and administrative	53	—	53	94	—	94
Total	$616	$22	$638	$1,017	$60	$1,077
The following table presents restructuring costs by reportable segment for these productivity improvement initiatives:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(in thousands)
DSA	$(232)	$256
Manufacturing	870	821
Total	$638	$1,077

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a rollforward for all of the Company’s severance and transition costs, and lease obligation liabilities related to all restructuring activities:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(in thousands)
Beginning balance	$6,856	$8,102
Expense	1,139	1,017
Payments / utilization	(1,149)	(2,690)
Foreign currency adjustments	207	102
Ending balance	$7,053	$6,531
As of March 31, 2018 and April 1, 2017, $3.1 million and $2.6 million of severance and other personnel related costs liabilities and lease obligation liabilities, respectively, were included in accrued compensation and accrued liabilities within the Company’s unaudited condensed consolidated balance sheets and $3.9 million and $4.0 million, respectively, were included in other long-term liabilities within the Company’s unaudited condensed consolidated balance sheets.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2017. The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2017. Certain percentage changes may not recalculate due to rounding.
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
Recent Acquisitions and Divestiture
Our strategy is to augment internal growth of existing businesses with complementary acquisitions. Our recent acquisitions and divestiture are described below.
On April 3, 2018, we acquired MPI Research, a non-clinical CRO providing comprehensive testing services to biopharmaceutical and medical device companies worldwide. The acquisition enhances our position as a leading global early-stage CRO by strengthening our ability to partner with clients across the drug discovery and development continuum. The purchase price for MPI Research was approximately $800 million in cash, subject to certain post-closing adjustments. The acquisition was funded by borrowings on our $2.3 billion credit facility ($2.3B Credit Facility) as well as the offering of $500.0 million of our senior notes. MPI Research will be reported as part of our DSA reportable segment.
On January 11, 2018, we acquired KWS BioTest Limited (KWS BioTest), a CRO specializing in in vitro and in vivo discovery testing services for immuno-oncology, inflammatory and infectious diseases. The acquisition enhances our discovery expertise, with complementary offerings that provide our customers with additional tools in the active therapeutic research areas of oncology and immunology. The purchase price for KWS BioTest was $20.3 million in cash, subject to certain post-closing adjustments. In addition to the initial purchase price, the transaction includes aggregate, undiscounted contingent payments of up to £3.0 million (approximately $4.2 million based on recent exchange rates), based on future performance. The KWS BioTest business is reported as part of our DSA reportable segment.
On August 4, 2017, we acquired Brains On-Line, a CRO providing critical data that advances novel therapeutics for the treatment of central nervous system (CNS) diseases. Brains On-Line strategically expands our existing CNS capabilities and establishes us as a single-source provider for a broad portfolio of discovery CNS services. The purchase price for Brains On-Line was $21.3 million in cash, subject to certain post-closing adjustments. In addition to the initial purchase price, the transaction includes aggregate, undiscounted contingent payments of up to €6.7 million (approximately $8.3 million based on recent exchange rates), based on future performance. The Brains On-Line business is reported as part of our DSA reportable segment.
On February 10, 2017, we completed the divestiture of our CDMO business to Quotient Clinical Ltd., based in London, England, for $75.0 million in proceeds, net of cash, cash equivalents, and working capital adjustments. The CDMO business was acquired in April 2016 as part of the acquisition of WIL Research and was reported in our Manufacturing reportable segment.
Overview of Results of Operations and Liquidity
Revenue for the three months ended March 31, 2018 was $494.0 million compared to $445.8 million in the corresponding period in 2017. This increase of $48.2 million, or 10.8%, was primarily due to growth in our DSA and Manufacturing segments. The positive effect of changes in foreign currency exchange rates increased revenue by $20.8 million, or 4.6%, when compared to the corresponding period in 2017.
In the three months ended March 31, 2018, our operating income and operating income margin were $67.8 million and 13.7%, respectively, compared with $69.7 million and 15.6%, respectively, in the corresponding period of 2017. The decrease in operating income and operating income margin was primarily due to continued investments in the business to support future growth of the Company.
Net income attributable to common shareholders increased to $52.6 million in the three months ended March 31, 2018, from $46.8 million in the corresponding period of 2017. The increase in net income attributable to common shareholders was primarily due to a reduction of $21.3 million in the provision for income taxes resulting from the tax on the gain on the divestiture of the CDMO business of $18.0 million in the first quarter of 2017 and tax benefits from favorable taxing authority rulings for the three months ended March 31, 2018 of $2.7 million; partially offset by the absence of a $10.6 million gain recorded in other income, net on the CDMO divestiture in 2017.
During the first three months of 2018, our cash flows from operations was $60.1 million compared with $34.0 million for 2017. The increase was primarily driven by an increase in income from continuing operations and favorable timing of cash flows related to our operating assets and liabilities compared to the prior year.
On March 26, 2018, we amended and restated our credit facility creating a $2.3B Credit Facility. The $2.3B Credit Facility provides for a $750.0 million term loan and a $1.55 billion multi-currency revolving facility. The term loan facility matures in 19 quarterly installments with the last installment due March 26, 2023. The revolving facility matures on March 26, 2023, and requires no scheduled payment before that date. Under specified circumstances, we have the ability to increase the term loan and/or revolving facility by up to $1.0 billion in the aggregate.

On April 3, 2018, we closed on the offering of $500.0 million in aggregate principal amount of the Company’s 5.5% Senior Notes (Senior Notes) due 2026 in an unregistered offering. Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2018.
Results of Operations
Three Months Ended March 31, 2018 Compared to the Three Months Ended April 1, 2017
Revenue
The following tables present consolidated revenue by type and by reportable segment:

	Three Months Ended
	March 31, 2018	April 1, 2017	$ change	% change
	(in millions, except percentages)
Service revenue	$345.5	$304.5	$41.0	13.4%
Product revenue	148.5	141.3	7.2	5.2%
Total revenue	$494.0	$445.8	$48.2	10.8%

	Three Months Ended
	March 31, 2018	April 1, 2017	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$134.0	$127.2	$6.8	5.3%	5.1%
DSA	260.0	227.8	32.2	14.2%	4.0%
Manufacturing	100.0	90.8	9.2	10.1%	5.9%
Total revenue	$494.0	$445.8	$48.2	10.8%	4.6%
RMS revenue increased by $6.8 million due primarily to the positive effect of changes in foreign currency exchange rates, higher research model product revenue in China, and higher research model services revenue attributable to the IS and GEMS businesses; partially offset by lower research model product revenue outside of China.
DSA revenue increased $32.2 million due primarily to increased demand from biotechnology clients, higher revenue from global biopharmaceutical clients, and the positive effect of changes in foreign currency exchange rates. The Discovery Services business had higher service revenue, primarily as a result of the acquisitions of Brains On-Line and KWS BioTest that contributed $2.3 million and $2.0 million to service revenue growth, respectively.
Manufacturing revenue increased $9.2 million due primarily to the positive effect of changes in foreign currency exchange rates, higher demand for endotoxin products in the Microbial Solutions business, and higher product revenue in the Avian business; partially offset by the absence of $1.8 million of service revenue related to the CDMO business.
Cost of Services Provided and Products Sold (Excluding Amortization of Intangible Assets)
The following tables present consolidated cost of services provided and products sold (excluding amortization of intangible assets) (Costs) by type and by reportable segment:

	Three Months Ended
	March 31, 2018	April 1, 2017	$ change	% change
	(in millions, except percentages)
Cost of services provided	$243.8	$207.2	$36.6	17.7%
Cost of products sold	68.7	67.2	1.5	2.2%
Total cost of services provided and products sold (excluding amortization of intangible assets)	$312.5	$274.4	$38.1	13.9%

	Three Months Ended
	March 31, 2018	April 1, 2017	$ change	% change
	(in millions, except percentages)
RMS	$80.2	$74.4	$5.8	7.9%
DSA	183.5	156.0	27.5	17.6%
Manufacturing	48.8	44.0	4.8	10.9%
Total cost of services provided and products sold (excluding amortization of intangible assets)	$312.5	$274.4	$38.1	13.9%
Costs for the three months ended March 31, 2018 increased $38.1 million, or 13.9%, compared to the corresponding period in 2017. Costs as a percentage of revenue for the three months ended March 31, 2018 were 63.3%, an increase of 1.7% from 61.6% for the corresponding period in 2017.
RMS Costs increased $5.8 million due primarily to charges associated with the planned closure of our research model production site in Maryland and the effect of changes in foreign currency exchange rates. RMS Costs as a percentage of revenue for the three months ended March 31, 2018 were 59.9%, an increase of 1.4% from 58.5% for the corresponding period in 2017.
DSA Costs increased $27.5 million due primarily to an increase in Safety Assessment Costs due to growth of the business and the impact of changes in foreign currency exchange rates; an increase in Discovery Services Costs, which included a higher service cost base due to the acquisitions of Brains On-Line and KWS BioTest; and the effect of changes in foreign currency exchange rates. DSA Costs as a percentage of revenue for the three months ended March 31, 2018 were 70.6%, an increase of 2.1% from 68.5% for the corresponding period in 2017, due primarily to changes in foreign currency exchange rates and mix of services provided as compared to the prior period.
Manufacturing Costs increased $4.8 million due primarily to an increase in Microbial Solutions Costs resulting from higher demand for endotoxin products, increased Avian product revenue, and by the effect of changes in foreign currency exchange rates; partially offset by a decrease in CDMO Costs related to the divestiture of the CDMO business. Manufacturing Costs as a percentage of revenue for the three months ended March 31, 2018 were 48.8%, an increase of 0.3% from 48.5% for the corresponding period in 2017.
Selling, General and Administrative Expenses

	Three Months Ended
	March 31, 2018	April 1, 2017	$ change	% change
	(in millions, except percentages)
RMS	$14.8	$14.7	$0.1	0.8%
DSA	28.1	25.8	2.3	9.0%
Manufacturing	20.4	17.5	2.9	16.3%
Unallocated corporate	40.1	32.9	7.2	21.8%
Total selling, general and administrative	$103.4	$90.9	$12.5	13.7%
Selling, general and administrative expenses (SG&A) for the three months ended March 31, 2018 increased $12.5 million, or 13.7%, compared to the corresponding period in 2017. SG&A as a percentage of revenue for the three months ended March 31, 2018 was 20.9%, an increase of 0.5%, from 20.4% for the corresponding period in 2017.
RMS SG&A remained consistent with the corresponding period in 2017. RMS SG&A as a percentage of revenue for the three months ended March 31, 2018 was 11.0%, a decrease of 0.5% from 11.5% for the corresponding period in 2017.
The increase in DSA SG&A of $2.3 million was primarily related to an increase in compensation, benefits, and other employee-related expenses to support the growth of the business. DSA SG&A as a percentage of revenue for the three months ended March 31, 2018 was 10.8%, a decrease of 0.5% from 11.3% for the corresponding period in 2017.
The increase in Manufacturing SG&A of $2.9 million was primarily related to an increase in compensation, benefits, and other employee-related expenses to support the growth of the business. Manufacturing SG&A as a percentage of revenue for the three months ended March 31, 2018 was 20.4%, an increase of 1.1% from 19.3% for the corresponding period in 2017.
The increase in unallocated corporate SG&A of $7.2 million was primarily related to an increase in compensation, benefits, and other employee-related expenses.
Amortization of Intangible Assets

Amortization of intangible assets for the three months ended March 31, 2018 was $10.3 million, a decrease of $0.4 million, or 4.4%, from $10.7 million for the corresponding period in 2017, due primarily to certain intangible assets becoming fully amortized and the disposal of certain amortizable intangible assets in connection with the CDMO business divestiture; partially offset by the amortization of certain intangible assets acquired in connection with our recent acquisitions.
Interest Income
Interest income, which represents earnings on cash, cash equivalents, and time deposits was $0.3 million and $0.2 million for the three months ended March 31, 2018 and April 1, 2017, respectively.
Interest Expense
Interest expense for the three months ended March 31, 2018 was $11.2 million, an increase of $4.2 million, or 60.3%, compared to $7.0 million for the corresponding period in 2017. The increase was due primarily to the deferred financing costs and fees related to refinancing of our prior $1.65B Credit Facility, which occurred in the three months ended March 31, 2018.
Other Income, Net
Other income, net, was $6.1 million for the three months ended March 31, 2018, a decrease of $9.0 million, or 59.5%, compared to $15.1 million for the corresponding period in 2017. The decrease in other income, net, was driven by the absence of a $10.6 million gain recognized as a result of the divestiture of the CDMO business, partially offset by an increase of $2.3 million in gains recognized related to our venture capital investments.
Income Taxes
Income tax expense for the three months ended March 31, 2018 was $9.8 million, a decrease of $21.3 million compared to $31.1 million for the corresponding period in 2017. Our effective tax rate was 15.5% for the three months ended March 31, 2018, compared to 39.8% for the corresponding period in 2017. For the three months ended March 31, 2018, the decrease was primarily attributable to the tax on the gain on the divestiture of the CDMO business of $18.0 million in the first quarter of 2017 and tax benefits from favorable taxing authority rulings in the first quarter of 2018 of $2.7 million.
Liquidity and Capital Resources
We currently require cash to fund our working capital needs, capital expansion, and acquisitions, and to pay our debt and pension obligations. Our principal sources of liquidity have been our cash flows from operations, supplemented by long-term borrowings. Based on our current business plan, we believe that our existing funds, when combined with cash generated from operations and our access to financing resources, are sufficient to fund our operations for the foreseeable future.
The following table presents our cash, cash equivalents and investments:

	March 31, 2018	December 30, 2017
	(in millions)
Cash and cash equivalents:
Held in U.S. entities	$10.2	$30.6
Held in non-U.S. entities	177.6	133.2
Total cash and cash equivalents	187.8	163.8
Investments:
Held in non-U.S. entities	2.5	28.5
Total cash, cash equivalents and investments	$190.3	$192.3
Borrowings
On March 26, 2018, we amended and restated our $1.65 billion credit facility, creating our $2.3B Credit Facility which extended the maturity date for the credit facility. The $2.3B Credit Facility provides for a $750.0 million term loan and a $1.55 billion multi-currency revolving facility. The term loan facility matures in 19 quarterly installments with the last installment due March 26, 2023. The revolving facility matures on March 26, 2023, and requires no scheduled payment before that date.
Amounts outstanding under our credit facilities were as follows:

	March 31, 2018	December 30, 2017
	(in millions)
Term loans	$—	$601.3
Revolving facility	1,091.3	501.0
Total	$1,091.3	$1,102.3

Under specified circumstances, we have the ability to increase the term loan and/or revolving facility by up to $1.0 billion in the aggregate. The interest rates applicable to the term loan and revolving facility under the $2.3B Credit Facility are, at our option, equal to either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted LIBOR rate plus 1.0%) or the adjusted LIBOR rate, plus an interest rate margin based upon our leverage ratio.
Upon the execution of the $2.3B Credit Facility, we paid the remaining $601.3 million balance on the previously drawn term loan. As of March 31, 2018, we had no outstanding term loans. On April 3, 2018, in conjunction with the purchase of MPI Research, we drew $750.0 million of term loan from the $2.3B Credit Facility.
On April 3, 2018, we entered into an indenture (Indenture) with MUFG Union Bank, N.A., in connection with the offering of $500.0 million in aggregate principal amount of the Company’s 5.5% Senior Notes (Senior Notes) due 2026 in an unregistered offering. Under the terms of the Indenture, interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2018.
Repurchases of Common Stock
During the three months ended March 31, 2018, we did not repurchase any shares under our authorized stock repurchase program. As of March 31, 2018, we had $115.5 million remaining on the authorized $1.3 billion stock repurchase program. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the three months ended March 31, 2018, we acquired 0.1 million shares for $13.5 million through such netting.
Cash Flows
The following table presents our net cash provided by operating activities:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(in millions)
Income from continuing operations	$53.3	$47.0
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities	40.5	54.0
Changes in assets and liabilities	(33.7)	(67.0)
Net cash provided by operating activities	$60.1	$34.0
Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our income from continuing operations for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, deferred income taxes, and gains on venture capital investments and divestiture, as well as (2) changes in assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For the three months ended March 31, 2018, compared to the three months ended April 1, 2017, the increase in cash provided by operating activities was primarily driven by an increase in income from continuing operations and positive changes in operating assets and liabilities due to the timing compared to the prior year period.
The following table presents our net cash (used in) provided by investing activities:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(in millions)
Acquisitions of businesses and assets, net of cash acquired	$(20.2)	$—
Capital expenditures	(27.7)	(15.9)
Investments, net	23.3	(3.6)
Proceeds from divestiture	—	72.5
Other, net	(0.1)	—
Net cash (used in) provided by investing activities	$(24.7)	$53.0

For the three months ended March 31, 2018, the primary use of cash used in investing activities related to our capital expenditures to support the growth of the business, and our acquisition of KWS BioTest; partially offset by proceeds from net investments, which primarily relate to short-term investments held by our U.K. operations. The primary source of cash provided by investing activities in the three months ended April 1, 2017 related to the proceeds from the divestiture of the CDMO business.
The following table presents our net cash used in financing activities:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(in millions)
Proceeds from long-term debt and revolving credit facility	$1,080.3	$112.7
Proceeds from exercises of stock options	20.0	19.7
Payments on long-term debt, revolving credit facility and capital lease obligations	(1,096.8)	(158.1)
Payments on debt financing costs	(4.9)	—
Purchase of treasury stock	(13.5)	(48.2)
Other, net	—	(0.4)
Net cash used in financing activities	$(14.9)	$(74.3)
For the three months ended March 31, 2018, net cash used in financing activities reflected the refinancing of our previous $1.65 Billion Credit Facility to the $2.3 Billion Credit Facility of which the proceeds from the new credit facility were used to repay the previous facility of approximately $1.1 billion; treasury stock purchases of $13.5 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements; partially offset by proceeds from exercises of employee stock options of $20.0 million. For the three months ended April 1, 2017, cash used in financing activities reflected treasury stock purchases of $48.2 million made pursuant to our authorized stock repurchase program and the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements; net payments of $45.4 million on our long-term debt, revolving credit facility, and capital lease obligations; partially offset by proceeds from exercises of employee stock options of $19.7 million.
Contractual Commitments and Obligations
The disclosure of our contractual commitments and obligations was reported in our Annual Report on Form 10-K for fiscal 2017. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K for fiscal 2017 other than the changes described in Note 7, “Fair Value,” Note 9, “Long-Term Debt and Capital Lease Obligations,” and Note 15, “Commitments and Contingencies” in our notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act, except as disclosed below.
MPI Research
On February 12, 2018, we entered into a definitive agreement to acquire MPI Research for approximately $800 million. On April 3, 2018 we acquired MPI Research for approximately $800 million in cash, subject to certain post-closing adjustments. As of March 31, 2018, if the acquisition was terminated under specified circumstances, we may have been required to pay a termination fee of $48 million, increased to $56 million based on other specific circumstances. Refer to Note 2, “Business Acquisitions and Divestiture” in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.
Venture Capital Investments
We invest in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. Our total commitment to the funds as of March 31, 2018 was $108.4 million, of which we funded $54.9 million through March 31, 2018. Refer to Note 6, “Venture Capital Investments” in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.
Letters of Credit
Our off-balance sheet commitments related to our outstanding letters of credit as of March 31, 2018 were $4.9 million.
Senior Notes Offering

On April 3, 2018, we entered into an indenture with MUFG Union Bank, N.A., in connection with the offering of $500.0 million in aggregate principal amount of our 5.5% Senior Notes due 2026 in an unregistered offering. Refer to Note 9, “Long-Term Debt and Capital Lease Obligations” in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.
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
We believe that our application of the following accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results: (1) revenue recognition, (2) income taxes, (3) goodwill and intangible assets, (4) valuation and impairment of long-lived assets, (5) pension and other retirement benefit plans, and (6) stock-based compensation. Our significant accounting policies are described in our Annual Report on Form 10-K for fiscal year 2017, with the exception of revenue recognition, which was updated upon the adoption of ASC 606 in the three month period ended March 31, 2018. Refer to Note 3, “Revenue From Contracts With Customers” in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for our revenue recognition accounting policy.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Other than as discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the three months ended March 31, 2018 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of March 31, 2018, our debt portfolio was comprised primarily of floating interest rate borrowings. A 100-basis point increase in interest rates would increase our annual pre-tax interest expense by $10.9 million.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound, Canadian Dollar, Chinese Yuan Renminbi, and Japanese Yen. During the three months ended March 31, 2018, the most significant drivers of foreign currency translation adjustment the Company recorded as part of other comprehensive income (loss) were the Euro, British Pound, Canadian Dollar, Chinese Yuan Renminbi, and Japanese Yen.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the three months ended March 31, 2018, our revenue would have decreased by approximately $20.3 million and our operating income would have decreased by approximately $1.5 million, if the U.S. dollar exchange rate had strengthened by 10.0%, with all other variables held constant.

We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
During the three months ended March 31, 2018, we utilized foreign exchange contracts, principally to hedge certain balance sheet exposures resulting from foreign currency fluctuations. No foreign currency contracts were open as of March 31, 2018.
Item 4. Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of March 31, 2018, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
(b) Changes in Internal Controls
The Company continued to execute a plan to centralize certain accounting transaction processing functions to internal shared service centers during the three months ended March 31, 2018. There were no other material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2018 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 15, “Commitments and Contingencies” in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2017, which could materially affect our business, financial condition, and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for fiscal year 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended March 31, 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
December 31, 2017 to January 27, 2018	64,522	$106.97	—	$122,194
January 28, 2018 to February 24, 2018	19,948	109.15	—	120,016
February 25, 2018 to March 31, 2018	41,123	108.73	—	115,545
Total	125,593		—
Our Board of Directors authorized up to an aggregate amount of $1.3 billion for our stock repurchase program. Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. As of March 31, 2018, we had $115.5 million remaining on the authorized stock repurchase program.

Item 6. Exhibits

(a) Exhibits	Description of Exhibits
4.1	Charles River Laboratories International, Inc. Indenture Agreement with MUFG Union Bank, N.A. as Trustee dated April 3, 2018
4.2	Charles River Laboratories International, Inc. First Supplemental Indenture dated as of April 3, 2018 to the Indenture dated as of April 3, 2018
10.1	Charles River Laboratories International, Inc. Eighth Amended and Restated Credit Agreement dated March 26, 2018
10.2+	Charles River Laboratories International, Inc. 2018 Incentive Plan dated March 20, 2018
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1+	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act.
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

+ Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

May 10, 2018	/s/ JAMES C. FOSTER
James C. Foster Chairman and Chief Executive Officer

May 10, 2018	/s/ DAVID R. SMITH
David R. Smith Corporate Executive Vice President and Chief Financial Officer