Form 10-Q
period 2018-06-30
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2018-08-08
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 27, 2018, there were 48,032,375 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

Special Note on Factors Affecting Future Results
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and the future results of Charles River Laboratories International, Inc. that are based on our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “likely,” “may,” “designed,” “would,” “future,” “can,” “could,” and other similar expressions which are predictions of, indicate future events and trends or which do not relate to historical matters, are intended to identify such forward-looking statements. These statements are based on our current expectations and beliefs and involve a number of risks, uncertainties and assumptions that are difficult to predict.
For example, we may use forward-looking statements when addressing topics such as: goodwill and asset impairments still under review; future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with leading pharmaceutical companies and venture capital investments and opportunities for future similar arrangements; our cost structure; the impact of acquisitions; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including gains and losses attributable to businesses we plan to close, consolidate, divest or repurpose (including our Maryland research model production site); changes in our expectations regarding future stock option, restricted stock, performance share units, and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our liquidity. In addition, these statements include the impact of economic and market conditions on us and our clients; the effects of our cost saving actions and the steps to optimize returns to shareholders on an effective and timely basis; and our ability to withstand the current market conditions.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Service revenue	$438,456	$329,398	$783,910	$633,929
Product revenue	146,845	139,731	295,361	280,963
Total revenue	585,301	469,129	1,079,271	914,892
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	302,304	215,053	546,112	422,220
Cost of products sold (excluding amortization of intangible assets)	67,016	68,751	135,709	135,995
Selling, general and administrative	120,531	93,820	223,903	184,729
Amortization of intangible assets	18,740	9,819	29,008	20,556
Operating income	76,710	81,686	144,539	151,392
Other income (expense):
Interest income	182	161	464	363
Interest expense	(18,643)	(7,403)	(29,834)	(14,386)
Other income, net	12,039	2,472	18,159	17,594
Income from continuing operations, before income taxes	70,288	76,916	133,328	154,963
Provision for income taxes	17,438	22,243	27,210	53,327
Income from continuing operations, net of income taxes	52,850	54,673	106,118	101,636
Income (loss) from discontinued operations, net of income taxes	1,529	(71)	1,506	(75)
Net income	54,379	54,602	107,624	101,561
Less: Net income attributable to noncontrolling interests	670	650	1,284	831
Net income attributable to common shareholders	$53,709	$53,952	$106,340	$100,730
Earnings per common share
Basic:
Continuing operations attributable to common shareholders	$1.08	$1.14	$2.18	$2.12
Discontinued operations	$0.03	$—	$0.03	$—
Net income attributable to common shareholders	$1.11	$1.13	$2.22	$2.12
Diluted:
Continuing operations attributable to common shareholders	$1.06	$1.12	$2.14	$2.08
Discontinued operations	$0.03	$—	$0.03	$—
Net income attributable to common shareholders	$1.10	$1.12	$2.17	$2.08

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$54,379	$54,602	$107,624	$101,561
Other comprehensive income:
Foreign currency translation adjustment and other	(33,150)	33,451	(7,719)	44,672
Amortization of net loss and prior service benefit included in net periodic cost for pension and other post-retirement benefit plans	790	901	1,249	1,755
Comprehensive income, before income taxes	22,019	88,954	101,154	147,988
Less: Income tax (benefit) expense related to items of other comprehensive income	(2,320)	397	(598)	623
Comprehensive income, net of income taxes	24,339	88,557	101,752	147,365
Less: Comprehensive (loss) income related to noncontrolling interest, net of income taxes	(218)	900	960	1,198
Comprehensive income attributable to common shareholders	$24,557	$87,657	$100,792	$146,167

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	June 30, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$192,300	$163,794
Trade receivables, net	478,735	430,016
Inventories	124,131	114,956
Prepaid assets	44,531	36,544
Other current assets	49,833	81,315
Total current assets	889,530	826,625
Property, plant and equipment, net	896,273	781,973
Goodwill	1,254,444	804,906
Client relationships, net	553,277	301,891
Other intangible assets, net	95,859	67,871
Deferred tax assets	27,230	22,654
Other assets	149,270	124,002
Total assets	$3,865,883	$2,929,922
Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Current portion of long-term debt and capital leases	$31,346	$30,998
Accounts payable	67,481	77,838
Accrued compensation	104,547	101,044
Deferred revenue	130,393	117,569
Accrued liabilities	110,770	89,780
Other current liabilities	73,603	44,460
Current liabilities of discontinued operations	—	1,815
Total current liabilities	518,140	463,504
Long-term debt, net and capital leases	1,796,451	1,114,105
Deferred tax liabilities	152,785	89,540
Other long-term liabilities	196,640	194,815
Long-term liabilities of discontinued operations	—	3,942
Total liabilities	2,664,016	1,865,906
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	16,662	16,609
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 88,221 shares issued and 48,001 shares outstanding as of June 30, 2018, and 87,495 shares issued and 47,402 shares outstanding as of December 30, 2017	882	875
Additional paid-in capital	2,608,522	2,560,192
Retained earnings	399,752	288,658
Treasury stock, at cost, 40,220 shares and 40,093 shares as of June 30, 2018 and December 30, 2017, respectively	(1,673,582)	(1,659,914)
Accumulated other comprehensive loss	(153,608)	(144,731)
Total equity attributable to common shareholders	1,181,966	1,045,080
Noncontrolling interest	3,239	2,327
Total equity	1,185,205	1,047,407
Total liabilities, redeemable noncontrolling interest and equity	$3,865,883	$2,929,922

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 30, 2018	July 1, 2017
Cash flows relating to operating activities
Net income	$107,624	$101,561
Less: Income (loss) from discontinued operations, net of income taxes	1,506	(75)
Income from continuing operations, net of income taxes	106,118	101,636
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	76,606	64,210
Stock-based compensation	24,088	21,376
Deferred income taxes	(6,212)	22,951
Gain on venture capital investments	(17,385)	(6,690)
Gain on divestiture	—	(10,577)
Other, net	6,961	1,164
Changes in assets and liabilities:
Trade receivables, net	(19,375)	(26,596)
Inventories	(7,444)	(7,746)
Accounts payable	(12,608)	(6,828)
Accrued compensation	(2,417)	(10,715)
Deferred revenue	(4,331)	(6,260)
Customer contract deposits	37,543	—
Other assets and liabilities, net	2,379	(1,572)
Net cash provided by operating activities	183,923	134,353
Cash flows relating to investing activities
Acquisitions of businesses and assets, net of cash acquired	(821,350)	—
Capital expenditures	(48,939)	(31,917)
Purchases of investments and contributions to venture capital investments	(11,097)	(29,976)
Proceeds from sale of investments	30,406	3,479
Proceeds from divestiture	—	72,462
Other, net	(56)	(22)
Net cash (used in) provided by investing activities	(851,036)	14,026
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	2,392,568	136,224
Proceeds from exercises of stock options	24,196	29,955
Payments on long-term debt, revolving credit facility, and capital lease obligations	(1,680,207)	(249,973)
Payments on debt financing costs	(18,314)	—
Purchase of treasury stock	(13,668)	(70,820)
Other, net	—	(450)
Net cash provided by (used in) financing activities	704,575	(155,064)
Discontinued operations
Net cash used in operating activities from discontinued operations	(3,731)	(997)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,697)	6,808
Net change in cash, cash equivalents, and restricted cash	29,034	(874)
Cash, cash equivalents, and restricted cash, beginning of period	166,331	119,894
Cash, cash equivalents, and restricted cash, end of period	$195,365	$119,020

	Six Months Ended
	June 30, 2018	July 1, 2017
Supplemental cash flow information:
Cash and cash equivalents	$192,300	$116,466
Restricted cash included in Other current assets	593	568
Restricted cash included in Other assets	2,472	1,986
Cash, cash equivalents, and restricted cash, end of period	$195,365	$119,020

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
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The standard allows for reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects arising from the change in the reduction of the U.S. federal statutory income tax rate to 21% from 35%. The Company elected to early adopt this standard in fiscal year 2018 as permitted on a prospective basis, resulting in a reclassification of $3.3 million from Accumulated other comprehensive income to Retained earnings as a result of remeasuring the Company’s deferred tax liabilities related to its pension and other post-retirement benefit plan gains and losses. The Company’s policy is to release material stranded tax effects on a specific identification basis.
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires an employer to disaggregate the service cost component from the other components of net benefit cost and provides explicit guidance on the presentation of the service cost component and the other components of net benefit cost in the statements of income. The Company adopted this standard in fiscal year 2018 and applied the changes retrospectively to the presentation of the service cost component and the other components of net periodic pension cost in the statements of income for all periods presented as required. The adoption of this standard increased Operating income by $0.4 million and $0.6 million during the three and six months ended July 1, 2017, respectively. In connection with the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

impact of Operating income to the Company’s reportable segments for the three months ended July 1, 2017, Research Models and Services (RMS) increased by less than $0.1 million, Discovery and Safety Assessment (DSA) decreased by $0.4 million, Manufacturing Support (Manufacturing) increased by less than $0.1 million, and Unallocated corporate increased by $0.7 million. For the six months ended July 1, 2017, Operating income for RMS decreased by less than $0.1 million, DSA decreased by $0.7 million, Manufacturing increased by less than $0.1 million, and Unallocated corporate increased by $1.3 million.
In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business.” The standard clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The Company’s adoption of this standard in fiscal year 2018 did not have a significant impact on the consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” The standard requires the immediate recognition of tax effects for an intra-entity asset transfer other than inventory. The Company’s adoption of this standard in fiscal year 2018 did not have a significant impact on the consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Liabilities.” This standard, including a subsequently issued amendment under ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities”, requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income, simplifies the impairment assessment of certain equity investments, and updates certain presentation and disclosure requirements. The Company adopted this standard in fiscal year 2018, resulting in an increase of $1.9 million to Other assets with a corresponding increase to Retained earnings and Deferred taxes of $1.4 million and $0.5 million, respectively.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The standard, including subsequently issued amendments, replaced most existing revenue recognition guidance in U.S. GAAP and permits the use of either a modified retrospective or cumulative effect transition method. The Company elected the modified retrospective transition method. The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted this standard in fiscal year 2018. See Note 3, “Revenue From Contracts With Customers” for a discussion of the Company’s adoption of this standard and its impact on the consolidated financial statements and related disclosures.
Newly Issued Accounting Pronouncements
In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” ASU 2018-07 aligns the accounting for share-based payment awards issued to employees and nonemployees as well as improves financial reporting for share-based payments to nonemployees. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and will be applied to all new option awards granted after the date of adoption. Early adoption is permitted. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures.
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
In February 2016, the FASB issued ASU 2016-02, “Leases.” The standard, including subsequently issued amendments, established the principles that lessees and lessors will apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company formed an implementation team during fiscal year 2017 to oversee adoption of the new standard. The implementation team has completed

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

its initial assessment of the new standard, including a detailed review of the Company’s lease portfolio. The Company continues to assess the impact on the existing lease accounting policies, newly required financial statement disclosures, and executing on the project plan. Currently, the Company is performing contract reviews, working through anticipated changes to systems and business processes, and internal controls to support the adoption of the new standard. The Company is still evaluating the full impact this standard will have on its consolidated financial statements and related disclosures, but expects to recognize substantially all of its leases on the balance sheet by recording a right-to-use asset and a corresponding lease liability.
2. BUSINESS ACQUISITIONS AND DIVESTITURE
MPI Research
On April 3, 2018, the Company acquired MPI Research, a non-clinical contract research organization (CRO) providing comprehensive testing services to biopharmaceutical and medical device companies worldwide. The acquisition enhances the Company’s position as a leading global early-stage CRO by strengthening its ability to partner with clients across the drug discovery and development continuum. The purchase price for MPI Research was $829.7 million in cash, subject to certain post-closing adjustments that may change the purchase price. The acquisition was funded by borrowings on the Company’s $2.3B Credit Facility as well as the issuance of the Company’s Senior Notes. See Note 9, “Long-Term Debt and Capital Lease Obligations.” This business is reported as part of the Company’s DSA reportable segment.
The preliminary purchase allocation of $800.2 million, net of $27.7 million of cash acquired and a preliminary net working capital adjustment of $1.7 million, was as follows:

April 3, 2018
(in thousands)
Trade receivables (contractual amount of $35,073)	$35,073
Inventories	4,463
Other current assets (excluding cash)	5,627
Property, plant and equipment	128,403
Goodwill	440,372
Definite-lived intangible assets	309,200
Other long-term assets	1,081
Deferred revenue	(22,600)
Current liabilities	(32,788)
Deferred tax liabilities	(66,379)
Other long-term liabilities	(2,213)
Total purchase price allocation	$800,239
The purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including certain contracts and obligations. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.
The breakout of definite-lived intangible assets acquired was as follows:

	Definite-Lived Intangible Assets	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$264,900	13
Developed technology	23,400	3
Backlog	20,900	2
Total definite-lived intangible assets	$309,200	12
The goodwill resulting from the transaction, $4.1 million of which is deductible for tax purposes due to a prior asset acquisition, is primarily attributable to the potential growth of the Company’s DSA business from customers introduced through MPI Research and the assembled workforce of the acquired business.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company incurred transaction and integration costs in connection with the acquisition of $11.7 million and $14.5 million for the three and six months ended June 30, 2018, respectively, which were primarily included in Selling, general and administrative expenses.
MPI Research revenue and operating income for both the three and six months ended June 30, 2018 were $66.6 million and $8.2 million, respectively, since MPI Research was acquired on April 3, 2018.
The following selected pro forma consolidated results of operations are presented as if the MPI Research acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments. For the six months ended June 30, 2018, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $9.4 million, additional interest expense on borrowings of $2.8 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments. For the six months ended July 1, 2017, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $11.4 million, additional interest expense on borrowings of $13.5 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments.

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in thousands)
Revenue	$585,297	$504,710	$1,141,388	$1,031,198
Net income attributable to common shareholders	60,161	43,113	109,575	90,968
Earnings per common share
Basic	$1.25	$0.91	$2.28	$1.91
Diluted	$1.23	$0.89	$2.24	$1.88
These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the dates indicated or that may result in the future. No effect has been given for synergies, if any, that may be realized through the acquisition.
KWS BioTest Limited
On January 11, 2018, the Company acquired KWS BioTest Limited (KWS BioTest), a CRO specializing in in vitro and in vivo discovery testing services for immuno-oncology, inflammatory and infectious diseases. The acquisition enhances the Company’s discovery expertise, with complementary offerings that provide the Company’s customers with additional tools in the active therapeutic research areas of oncology and immunology. The purchase price for KWS BioTest was $20.3 million in cash, subject to certain post-closing adjustments that may change the purchase price, and was funded by the Company’s various borrowings. In addition to the initial purchase price, the transaction includes aggregate, undiscounted contingent payments of up to £3.0 million (approximately $4.0 million based on recent exchange rates), based on future performance. The KWS BioTest business is reported as part of the Company’s DSA reportable segment.
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
The Company incurred transaction and integration costs of $0.1 million and $0.5 million in connection with the acquisition for the three and six months ended June 30, 2018, respectively, which were included in Selling, general and administrative expenses, within the unaudited condensed consolidated statements of income.
Pro forma financial information as well as actual revenue and operating income have not been included because KWS BioTest’s financial results are not significant when compared to the Company’s consolidated financial results.
Brains On-Line
On August 4, 2017, the Company acquired Brains On-Line, a CRO providing critical data that advances novel therapeutics for the treatment of central nervous system (CNS) diseases. Brains On-Line strategically expands the Company’s existing CNS capabilities and establishes the Company as a single-source provider for a broad portfolio of discovery CNS services. The purchase price for Brains On-Line was $21.3 million in cash, subject to certain post-closing adjustments, was funded by the Company’s various borrowings. In addition to the initial purchase price, the transaction includes aggregate, undiscounted contingent payments of up to €6.7 million (approximately $7.8 million based on recent exchange rates), based on future performance. The Brains On-Line business is reported as part of the Company’s DSA reportable segment.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase price allocation of $20.1 million, net of $0.6 million of cash acquired, was as follows:

August 4, 2017
(in thousands)
Trade receivables (contractual amount of $1,146)	$1,146
Other current assets (excluding cash)	640
Property, plant and equipment	664
Other long-term assets	29
Definite-lived intangible assets	9,300
Goodwill	12,582
Current liabilities	(1,683)
Deferred revenue	(405)
Long-term liabilities	(2,151)
Total purchase price allocation	$20,122
From the date of acquisition through June 30, 2018, the Company recorded measurement-period adjustments related to the acquisition that resulted in an immaterial change to the purchase price allocation on a consolidated basis. No further adjustments will be made to the purchase price allocation.
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
No significant integration costs were incurred in connection with the acquisition for the three and six months ended June 30, 2018.
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
The cumulative effect of applying ASC 606 to all contracts with customers that were not completed as of December 30, 2017 was immaterial. There is no material difference in the reporting of revenue for the three and six months ended June 30, 2018 in accordance with ASC 606 when compared to ASC 605.
Revenue Recognition
Revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”).
To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the amount to which the Company expects to be entitled. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Generally, the Company does not extend payment terms beyond one year. Applying the practical expedient, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component for the three and six months ended June 30, 2018.
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
Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major business line and timing of transfer of products or services for the three and six months ended June 30, 2018 (in thousands):

Major Products/Service Lines:	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
RMS	$130,426	$264,384
DSA	346,416	606,408
Manufacturing	108,459	208,479
Total revenue	$585,301	$1,079,271

Timing of Revenue Recognition:	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
RMS
Services and products transferred over time	$48,804	$97,530
Services and products transferred at a point in time	81,622	166,854
DSA
Services and products transferred over time	346,226	605,970
Services and products transferred at a point in time	190	438
Manufacturing
Services and products transferred over time	32,987	61,558
Services and products transferred at a point in time	75,472	146,921
Total revenue	$585,301	$1,079,271
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
Transaction Price Allocated to Future Performance Obligations
ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2018. The guidance provides certain practical expedients that limit this requirement and, therefore, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of June 30, 2018:

	Revenues Expected to be Recognized in Future Periods
	Less than 1 Year	1 to 3 Years	4 to 5 Years	Beyond 5 Years	Total
	(in thousands)
DSA	$116,399	$81,946	$2,497	$491	$201,333
Manufacturing	599	293	126	115	1,133
Total	$116,998	$82,239	$2,623	$606	$202,466
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

	June 30, 2018	December 30, 2017 (1)
	(in thousands)
Balances from contracts with customers only:
Client receivables	$372,360	$335,839
Contract assets (unbilled revenue)	108,580	96,297
Contract liabilities (current and long-term deferred revenue)	141,720	125,882
Contract liabilities (customer contract deposits)	37,543	—
(1) The beginning balance as of December 30, 2017 is presented under the guidance of ASC 605.
Under ASC 606, when the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. As of June 30, 2018, the Company excluded approximately $20 million of unpaid advanced client billings from both client receivables and deferred revenue and approximately $38 million of advanced client payments have been presented as customer contract deposits within other current liabilities in the accompanying unaudited condensed consolidated financial statements.
Other changes in the contract asset and the contract liability balances during the six months ended June 30, 2018 were as

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

follows:
(i) Changes due to business combinations:
See Note 2. “Business Acquisitions and Divestiture” for client receivables and deferred revenue that were acquired as part of the MPI Research acquisition occurring on April 3, 2018 and the KWS BioTest acquisition occurring on January 11, 2018.
(ii) Cumulative catch-up adjustments to revenue that affect the corresponding contract asset or contract liability, including adjustments arising from a change in the measure of progress, a change in an estimate of the transaction price (including any changes in the assessment of whether an estimate of variable consideration is constrained), or a contract modification:
During the six month period ended June 30, 2018, an immaterial cumulative catch-up adjustment to revenue was recorded.
(iii) A change in the time frame for a right to consideration to become unconditional (that is, for a contract asset to be recorded as a client receivable):
Approximately $79 million of unbilled revenue as of December 30, 2017 was billed during the six month period ended June 30, 2018.
(iv) A change in the time frame for a performance obligation to be satisfied (that is, for the recognition of revenue arising from a contract liability):
Approximately $103 million of contract liabilities as of December 30, 2017 were recognized as revenue during the six month period ended June 30, 2018.
4. SEGMENT INFORMATION
The Company retrospectively adopted ASU 2017-07 in fiscal year 2018, which impacted segment information. Service cost is reflected in operating income within the unaudited condensed consolidated statements of income while all other components of net periodic cost are recorded in Other income, net within the unaudited condensed consolidated statements of income. See Note 1, “Basis of Presentation.” The Company’s three reportable segments are Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Support (Manufacturing).
The following table presents revenue and other financial information by reportable segment:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in thousands)
RMS
Revenue	$130,426	$124,002	$264,384	$251,163
Operating income	34,245	33,594	72,772	71,284
Depreciation and amortization	4,901	4,945	9,754	10,037
Capital expenditures	5,314	4,404	9,939	7,007
DSA
Revenue	$346,416	$252,092	$606,408	$479,850
Operating income	56,623	51,335	97,482	89,670
Depreciation and amortization	31,042	18,965	51,829	38,334
Capital expenditures	10,894	7,102	23,696	15,425
Manufacturing
Revenue	$108,459	$93,035	$208,479	$183,879
Operating income	34,115	29,043	62,638	55,643
Depreciation and amortization	5,868	5,787	11,604	11,749
Capital expenditures	3,188	1,939	10,022	4,231

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended June 30, 2018 and July 1, 2017, reconciliations of segment operating income, depreciation and amortization, and capital expenditures to the respective consolidated amounts are as follows:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in thousands)
Total reportable segments	$124,983	$113,972	$41,811	$29,697	$19,396	$13,445
Unallocated corporate	(48,273)	(32,286)	1,585	2,102	1,817	2,552
Total consolidated	$76,710	$81,686	$43,396	$31,799	$21,213	$15,997
For the six months ended June 30, 2018 and July 1, 2017, reconciliations of segment operating income, depreciation and amortization, and capital expenditures to the respective consolidated amounts are as follows:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in thousands)
Total reportable segments	$232,892	$216,597	$73,187	$60,120	$43,657	$26,663
Unallocated corporate	(88,353)	(65,205)	3,419	4,090	5,282	5,254
Total consolidated	$144,539	$151,392	$76,606	$64,210	$48,939	$31,917

Revenue for each significant product or service offering is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in thousands)
RMS	$130,426	$124,002	$264,384	$251,163
DSA	346,416	252,092	606,408	479,850
Manufacturing	108,459	93,035	208,479	183,879
Total revenue	$585,301	$469,129	$1,079,271	$914,892
A summary of unallocated corporate expense consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in thousands)
Stock-based compensation	$9,616	$7,421	$16,607	$13,004
Compensation, benefits, and other employee-related expenses	15,315	10,365	35,911	24,746
External consulting and other service expenses	5,010	4,085	7,944	9,852
Information technology	3,190	3,617	5,654	6,010
Depreciation	1,585	2,102	3,419	4,090
Acquisition and integration	11,692	1,191	14,556	1,212
Other general unallocated corporate	1,865	3,505	4,262	6,291
Total unallocated corporate expense	$48,273	$32,286	$88,353	$65,205
Other general unallocated corporate expense consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Three Months Ended:
June 30, 2018	$334,016	$161,656	$51,559	$36,235	$1,835	$585,301
July 1, 2017	244,923	139,620	53,242	31,046	298	469,129
Six Months Ended:
June 30, 2018	$582,996	$322,482	$100,137	$70,755	$2,901	$1,079,271
July 1, 2017	476,234	276,501	100,429	61,141	587	914,892
Included in the Asia Pacific category above are operations located in China, Japan, Korea, Australia, Singapore, and India. Included in the Other category above are operations located in Brazil and Israel. Revenue represents sales originating in entities physically located in the identified geographic area.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables, net is as follows:

	June 30, 2018	December 30, 2017
	(in thousands)
Client receivables	$372,360	$335,839
Unbilled revenue	108,580	96,297
Total	480,940	432,136
Less: Allowance for doubtful accounts	(2,205)	(2,120)
Trade receivables, net	$478,735	$430,016
The composition of inventories is as follows:

	June 30, 2018	December 30, 2017
	(in thousands)
Raw materials and supplies	$21,160	$19,858
Work in process	20,084	18,200
Finished products	82,887	76,898
Inventories	$124,131	$114,956
The composition of other current assets is as follows:

	June 30, 2018	December 30, 2017
	(in thousands)
Investments	$903	$28,489
Prepaid income taxes	48,037	52,234
Restricted cash	593	592
Other	300	—
Other current assets	$49,833	$81,315
The composition of other assets is as follows:

	June 30, 2018	December 30, 2017
	(in thousands)
Life insurance policies	$34,919	$34,008
Venture capital investments	91,323	71,101
Restricted cash	2,472	1,945
Other	20,556	16,948
Other assets	$149,270	$124,002
The composition of other current liabilities is as follows:

	June 30, 2018	December 30, 2017
	(in thousands)
Accrued income taxes	$26,915	$43,250
Customer contract deposits	37,543	—
Other	9,145	1,210
Other current liabilities	$73,603	$44,460

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of other long-term liabilities is as follows:

	June 30, 2018	December 30, 2017
	(in thousands)
U.S. Transition Tax	$61,038	$61,038
Long-term pension liability	47,803	52,364
Accrued executive supplemental life insurance retirement plan and deferred compensation plan	38,215	37,582
Other	49,584	43,831
Other long-term liabilities	$196,640	$194,815
6. VENTURE CAPITAL INVESTMENTS
The Company invests in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. The Company’s ownership interest in these funds ranges from less than 1% to 12.0%. The Company accounts for the investments in limited partnerships (LPs), which are variable interest entities, under the equity method of accounting. The Company is not the primary beneficiary because it has no power to direct the activities that most significantly affect the LPs’ economic performance. The Company accounts for the investments in limited liability companies, which are not variable interest entities, under the equity method of accounting.
The Company’s total commitment to the venture capital funds as of June 30, 2018 was $109.1 million, of which the Company funded $60.7 million through that date. The Company received dividends totaling $1.5 million and zero for the three months ended June 30, 2018 and July 1, 2017, respectively. The Company received dividends totaling $8.5 million and $4.4 million for the six months ended June 30, 2018 and July 1, 2017, respectively. The Company recognized gains of $10.9 million and $2.5 million related to the venture capital investments for the three months ended June 30, 2018 and July 1, 2017, respectively. The Company recognized gains of $17.4 million and $6.7 million related to the venture capital investments for the six months ended June 30, 2018 and July 1, 2017, respectively.
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
The fair value hierarchy level is determined by asset and liability class based on the lowest level of significant input. The observability of inputs may change for certain assets or liabilities. This condition could cause an asset or liability to be reclassified between levels. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the six months ended June 30, 2018 and July 1, 2017, there were no transfers between levels.
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

•
Debt instruments - The book value of the Company’s term and revolving loans, which are variable rate loans carried at amortized cost, approximates the fair value based on current market pricing of similar debt. The book value of the Company’s 5.5% Senior Notes (Senior Notes) due in 2026, which are fixed rate debt carried at amortized cost, approximates fair value based on quoted market prices and on borrowing rates available to the Company; and

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Contingent consideration - Valued based on a probability weighting of the future cash flows associated with the potential outcomes.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$532	$—	$532
Other assets:
Life insurance policies	—	26,976	—	26,976
Total assets measured at fair value	$—	$27,508	$—	$27,508

Other current liabilities:
Contingent consideration	$—	$—	$2,880	$2,880
Total liabilities measured at fair value	$—	$—	$2,880	$2,880

	December 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$21	$—	$21
Other assets:
Life insurance policies	—	26,358	—	26,358
Total assets measured at fair value	$—	$26,379	$—	$26,379

Other current liabilities:
Contingent consideration	$—	$—	$298	$298
Total liabilities measured at fair value	$—	$—	$298	$298
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to previous business acquisitions. See Note 2, “Business Acquisitions and Divestiture.”

	Six Months Ended
	June 30, 2018	July 1, 2017
	(in thousands)
Beginning balance	$298	$3,621
Additions	2,746	—
Payments	—	(406)
Foreign Currency Translation	(164)	—
Reversal of previously recorded contingent liability	—	(14)
Ending balance	$2,880	$3,201
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The book value of the Company’s Senior Notes, which are a fixed rate obligation carried at amortized cost, approximates the fair value at quoted market prices as well as borrowing rates available to the Company. As the fair value is based on significant other observable outputs, it is deemed to be Level 2 within the fair value hierarchy.
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

		Adjustments to Goodwill
	December 30, 2017	Acquisitions	Foreign Exchange	June 30, 2018
	(in thousands)
RMS	$58,122	$—	$(446)	$57,676
DSA	605,176	458,903	(6,565)	1,057,514
Manufacturing	141,608	—	(2,354)	139,254
Total	$804,906	$458,903	$(9,365)	$1,254,444
The increase in goodwill during the six months ended June 30, 2018 related primarily to the acquisitions of MPI Research and KWS BioTest in the DSA reportable segment, and the impact of foreign exchange.
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	June 30, 2018			December 30, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Backlog	$20,900	$(6,092)	$14,808	$8,111	$(8,111)	$—
Technology	103,361	(34,686)	68,675	81,309	(27,157)	54,152
Trademarks and trade names	8,541	(4,579)	3,962	8,661	(4,562)	4,099
Other	17,319	(8,905)	8,414	17,465	(7,845)	9,620
Other intangible assets	150,121	(54,262)	95,859	115,546	(47,675)	67,871
Client relationships	799,352	(246,075)	553,277	540,425	(238,534)	301,891
Intangible assets	$949,473	$(300,337)	$649,136	$655,971	$(286,209)	$369,762
The increase in intangible assets, net during the six months ended June 30, 2018 related primarily to the acquisitions of MPI Research and KWS BioTest in the DSA reportable segment.
9. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-Term Debt
Long-term debt, net consists of the following:

	June 30, 2018	December 30, 2017
	(in thousands)
Term loans	$750,000	$601,250
Revolving facility	546,834	500,997
Senior Notes	500,000	—
Other long-term debt	18,221	18,292
Total debt	1,815,055	1,120,539
Less: Current portion of long-term debt	(28,230)	(28,546)
Long-term debt	1,786,825	1,091,993
Debt discount and debt issuance costs	(17,890)	(5,770)
Long-term debt, net	$1,768,935	$1,086,223

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2018 and December 30, 2017, the weighted average interest rate on the Company’s debt was 3.24% and 2.45%, respectively.
Term Loans and Revolving Facility
On March 26, 2018, the Company amended and restated its credit facility creating a $2.3 billion credit facility ($2.3B Credit Facility) which extends the maturity date for the credit facility. The $2.3B Credit Facility provides for a $750.0 million term loan and a $1.55 billion multi-currency revolving facility. The amendment was accounted for as a debt modification. In connection with the transaction, the Company capitalized approximately $6.2 million within Long-term debt, net and capital leases in the accompanying unaudited condensed consolidated balance sheets and expensed approximately $1.0 million of debt issuance costs recorded within Interest expense in the accompanying unaudited condensed consolidated statements of income.
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
The $2.3B Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company’s business and negative and affirmative covenants. These covenants include (1) maintenance of a ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 3.50 to 1.0 as well as (2) maintenance of a ratio of consolidated indebtedness to consolidated EBITDA for any period of four consecutive fiscal quarters, of no more than 4.50 to 1.0 with step downs to 3.50 to 1.0 by the last day of the first quarter of 2020. As of June 30, 2018, the Company was compliant with all covenants.
The obligations of the Company under the $2.3B Credit Facility are collateralized by substantially all of the assets of the Company.
Senior Notes Offering
On April 3, 2018, the Company entered into an indenture (Indenture) with MUFG Union Bank, N.A., (Trustee) in connection with the offering of $500.0 million in aggregate principal amount of the Company’s 5.5% Senior Notes (Senior Notes), due in 2026, in an unregistered offering. Under the terms of the Indenture, interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2018. The Senior Notes are guaranteed fully and unconditionally, jointly and severally on a senior unsecured basis (Note Guarantees) by the Company and certain of its U.S. subsidiaries. In connection with the transaction, the Company incurred approximately $7.4 million of debt issuance costs within Long-term debt, net and capital leases in the accompanying unaudited condensed consolidated balance sheets.
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
Commitment Letter
On February 12, 2018, the Company secured a $830 million commitment under a 364-day senior unsecured bridge loan facility (the “Bridge Facility”) for the purpose of financing the acquisition of MPI Research. The Bridge Facility was terminated as of April 3, 2018 upon the successful acquisition of MPI Research. Debt issuance costs of $1.8 million, which were capitalized upon the execution of the Bridge Facility, were expensed upon termination of the agreement on April 3, 2018. In addition, the

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company incurred and expensed $2.0 million of fees pertaining to a temporary backstop facility related to the negotiation of the Credit Facility during the three months ended March 31, 2018. These costs were included in Interest expense in the accompanying unaudited condensed consolidated statements of income.
Letters of Credit
As of June 30, 2018 and December 30, 2017, the Company had $5.5 million and $4.9 million, respectively, in outstanding letters of credit.
Capital Lease Obligations
The Company’s capital lease obligations amounted to $30.6 million and $30.3 million as of June 30, 2018 and December 30, 2017, respectively.
10. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in thousands)
Numerator:
Income from continuing operations, net of income taxes	$52,850	$54,673	$106,118	$101,636
Income (loss) from discontinued operations, net of income taxes	1,529	(71)	1,506	(75)
Less: Net income attributable to noncontrolling interests	670	650	1,284	831
Net income attributable to common shareholders	$53,709	$53,952	$106,340	$100,730

Denominator:
Weighted-average shares outstanding - Basic	48,198	47,591	47,992	47,569
Effect of dilutive securities:
Stock options, restricted stock units, performance share units and restricted stock	845	751	974	835
Weighted-average shares outstanding - Diluted	49,043	48,342	48,966	48,404
Options to purchase 0.5 million and 0.6 million shares for the three months ended June 30, 2018 and July 1, 2017, respectively, as well as a non-significant number of restricted shares, restricted stock units (RSUs), and performance share units (PSUs), were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase 0.5 million and 0.6 million shares for the six months ended June 30, 2018 and July 1, 2017, respectively, as well as a non-significant number of restricted shares, RSUs and PSUs, were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted-average shares outstanding for both the six months ended June 30, 2018 and July 1, 2017 excluded the impact of 1.1 million shares of non-vested restricted stock and RSUs.
Treasury Shares
During the six months ended June 30, 2018, the Company did not repurchase any shares under its authorized stock repurchase program. During the six months ended July 1, 2017, the Company repurchased 0.6 million shares totaling $54.6 million under its $1.3 billion authorized stock repurchase program. As of June 30, 2018, the Company had $129.1 million remaining on the authorized stock repurchase program.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, RSUs, and PSUs in order to satisfy individual statutory tax withholding requirements. During the six months ended June 30, 2018 and July 1, 2017, the Company acquired 0.1 million shares for $13.7 million and 0.2 million shares for $16.3 million, respectively, from such netting.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 30, 2017	$(77,545)	$(67,186)	$(144,731)
Other comprehensive loss before reclassifications	(7,394)	—	(7,394)
Amounts reclassified from accumulated other comprehensive loss	—	1,249	1,249
Net current period other comprehensive (loss) income	(7,394)	1,249	(6,145)
Amount reclassified from accumulated other comprehensive loss due to adoption of ASU 2018-02 (See Note 1)	—	3,330	3,330
Income tax (benefit) expense	(906)	308	(598)
June 30, 2018	$(84,033)	$(69,575)	$(153,608)
Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as noncontrolling interest. The activity within the nonredeemable noncontrolling interest was immaterial during the three and six months ended June 30, 2018 and July 1, 2017.
Redeemable Noncontrolling Interest
The Company’s redeemable noncontrolling interest in Vital River is 13%.
The Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 13% equity interest at a contractually defined redemption value, subject to a redemption floor (embedded derivative). These rights are exercisable beginning in 2019 and are accelerated in certain events. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value ($17.1 million as of June 30, 2018) and its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 13% interest, the noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities. The agreement does not limit the amount that the Company could be required to pay to purchase the remaining 13% equity interest.
The following table provides a rollforward of the activity related to the Company’s redeemable noncontrolling interest:

	Six Months Ended
	June 30, 2018	July 1, 2017
	(in thousands)
Beginning balance	$16,609	$14,659
Total gains or losses (realized/unrealized):
Net income attributable to noncontrolling interest	377	291
Foreign currency translation	(324)	367
Ending balance	$16,662	$15,317
11. INCOME TAXES
The Company’s effective tax rates for the three months ended June 30, 2018 and July 1, 2017 were 24.8% and 28.9%, respectively. The Company’s effective tax rates for the six months ended June 30, 2018 and July 1, 2017 were 20.4% and 34.4%, respectively. For the three months ended June 30, 2018, the decrease in the effective tax rate from the prior year period was primarily attributable to the net benefits of U.S. Tax Reform, partially offset with non-deductible transaction costs associated with the acquisition of MPI Research. For the six months ended June 30, 2018, the decrease in the effective tax rate from the prior year period was primarily attributable to the items previously mentioned, as well as the tax rate impact of the $18.0 million gain on the CDMO business divestiture in the first quarter of 2017.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended June 30, 2018, the Company’s unrecognized tax benefits decreased by $1.2 million to $19.8 million, primarily due to settlement of prior period positions with tax authorities, offset with an additional quarter of Canadian Scientific Research and Experimental Development Credit reserves. For the three months ended June 30, 2018, the unrecognized income tax benefits that would impact the effective tax rate decreased by $1.4 million to $18.0 million, for the same reasons listed above. The accrued interest on unrecognized tax benefits was $2.7 million at June 30, 2018. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by up to $0.7 million over the next twelve-month period, primarily due to the outcome of pending tax audits.
The Company continues to monitor its accounting for the elements of U.S. Tax Reform enacted in December 2017. The Company has made reasonable estimates of the effects of U.S. Tax Reform to its consolidated financial statements based on guidance and regulations released by the Internal Revenue Service. The SEC has issued SAB 118, which allows for a measurement period through December 2018 to finalize the recording of the related tax impacts. The Company has not recorded any measurement period adjustments during the six months ended June 30, 2018 to the provisional amounts recorded in the fourth quarter of fiscal year 2017. The Company anticipates finalizing and recording any adjustments resulting from the release of any additional guidance and interpretations by the end of its fiscal year ending December 29, 2018.
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
12. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The Company retrospectively adopted ASU 2017-07 in fiscal year 2018. Service cost is reflected in Cost of services provided (excluding amortization of intangible assets) and Selling, general and administrative within the unaudited condensed consolidated statements of income. All other components of net periodic cost are recorded in Other income, net within the unaudited condensed consolidated statements of income. See Note 1, “Basis of Presentation.” The following table provides the components of net periodic cost for the Company’s pension, deferred compensation and executive supplemental life insurance retirement plans:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in thousands)
Service cost	$969	$774	$1,815	$1,528
Interest cost	2,656	2,939	5,489	5,765
Expected return on plan assets	(4,012)	(3,485)	(7,889)	(6,935)
Amortization of prior service credit	(90)	(139)	(271)	(258)
Amortization of net loss	886	1,047	1,531	2,013
Net periodic cost	$409	$1,136	$675	$2,113
The net periodic cost for the Company’s other post-retirement benefit plan for the three and six months ended June 30, 2018 and July 1, 2017 was not significant.
13. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock, RSUs, and PSUs.
The following table provides stock-based compensation by the financial statement line item in which it is reflected:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in thousands)
Cost of revenue	$1,738	$1,743	$3,151	$3,289
Selling, general and administrative	11,809	10,147	20,937	18,087
Stock-based compensation	$13,547	$11,890	$24,088	$21,376

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the six months ended June 30, 2018, the Company granted stock options representing 0.5 million common shares with a per-share weighted-average grant date fair value of $24.80, RSUs representing 0.2 million common shares with a per-share weighted-average grant date fair value of $109.09, and PSUs representing 0.2 million common shares with a per-share weighted-average grant date fair value of $117.28. The maximum number of common shares to be issued upon vesting of PSUs granted during the six months ended June 30, 2018 is 0.4 million.
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
The Company did not have any foreign currency contracts open as of June 30, 2018 and December 30, 2017.
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
Lease Commitments
During the six months ended June 30, 2018, the Company assumed or entered into new lease agreements or exercised options to extend the lease terms for certain existing leases. As a result, the Company’s lease obligations through 2032 increased by $40.1 million during the six months ended June 30, 2018.
16. RESTRUCTURING AND ASSET IMPAIRMENTS
Global RMS Restructuring Initiatives
In the fourth quarter of fiscal year 2017, the Company committed to a plan to further reduce costs and improve operating efficiencies in its RMS reportable segment. The plan included ceasing production within the Company’s facility in Maryland and reducing its workforce at various global RMS facilities during 2018. On August 1, 2018, the Company’s Board of Directors approved a modification to the plan which repurposes the facility in Maryland to be used for alternative initiatives.
The following table presents a summary of severance and transition costs, and asset impairments (referred to as restructuring costs) related to this initiative within the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2018.

	Three Months Ended			Six Months Ended
	June 30, 2018
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Cost of services provided and products sold (excluding amortization of intangible assets)	$202	$69	$271	$555	$584	$1,139
Selling, general and administrative	18	—	18	188	—	188
Total	$220	$69	$289	$743	$584	$1,327
Restructuring costs incurred during the fourth quarter of 2017 were $18.1 million, which primarily related to non-cash asset impairments and accelerated depreciation charges of $17.7 million. The costs incurred during the three and six months ended June 30, 2018 were $0.3 million and $1.3 million, respectively. The remaining restructuring costs related to this initiative in 2018 are not expected to exceed $1.5 million, all of which relate to employee separation costs and other transition costs. All of the costs are recorded in the RMS reportable segment. The cash portion of the total costs are not expected to exceed $3 million.
Other Restructuring Initiatives

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
The following table presents a summary of restructuring costs related to these initiatives within the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2018 and July 1, 2017.

	Three Months Ended
	June 30, 2018			July 1, 2017
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Cost of services provided and products sold (excluding amortization of intangible assets)	$174	$—	$174	$76	$149	$225
Selling, general and administrative	1,682	—	1,682	247	—	247
Total	$1,856	$—	$1,856	$323	$149	$472

	Six Months Ended
	June 30, 2018			July 1, 2017
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Cost of services provided and products sold (excluding amortization of intangible assets)	$737	$22	$759	$999	$209	$1,208
Selling, general and administrative	1,735	—	1,735	341	—	341
Total	$2,472	$22	$2,494	$1,340	$209	$1,549
The following table presents restructuring costs by reportable segment for these productivity improvement initiatives:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in thousands)
DSA	$1,197	$225	$965	$481
Manufacturing	—	247	870	1,068
Unallocated corporate	659	—	659	—
Total	$1,856	$472	$2,494	$1,549
The following table provides a rollforward for all of the Company’s severance and transition costs, and lease obligation liabilities related to all restructuring activities:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in thousands)
Beginning balance	$7,053	$6,531	$6,856	$8,102
Expense	2,076	323	3,215	1,340
Payments / utilization	(1,990)	(140)	(3,138)	(2,830)
Foreign currency adjustments	(329)	296	(123)	398
Ending balance	$6,810	$7,010	$6,810	$7,010

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2018 and July 1, 2017, $2.6 million and $2.5 million of severance and other personnel related costs liabilities and lease obligation liabilities, respectively, were included in accrued compensation and accrued liabilities within the Company’s unaudited condensed consolidated balance sheets and $4.2 million and $4.5 million, respectively, were included in other long-term liabilities within the Company’s unaudited condensed consolidated balance sheets.

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
On April 3, 2018, we acquired MPI Research, a non-clinical CRO providing comprehensive testing services to biopharmaceutical and medical device companies worldwide. The acquisition enhances our position as a leading global early-stage CRO by strengthening our ability to partner with clients across the drug discovery and development continuum. The purchase price for MPI Research was $829.7 million in cash, subject to certain post-closing adjustments. The acquisition was funded by borrowings on our $2.3 billion credit facility ($2.3B Credit Facility) as well as the issuance of $500.0 million of our senior notes. MPI Research is reported as part of our DSA reportable segment.
On January 11, 2018, we acquired KWS BioTest Limited (KWS BioTest), a CRO specializing in in vitro and in vivo discovery testing services for immuno-oncology, inflammatory and infectious diseases. The acquisition enhances our discovery expertise, with complementary offerings that provide our customers with additional tools in the active therapeutic research areas of oncology and immunology. The purchase price for KWS BioTest was $20.3 million in cash, subject to certain post-closing adjustments. In addition to the initial purchase price, the transaction includes aggregate, undiscounted contingent payments of up to £3.0 million (approximately $4.0 million based on recent exchange rates), based on future performance. The KWS BioTest business is reported as part of our DSA reportable segment.

On August 4, 2017, we acquired Brains On-Line, a CRO providing critical data that advances novel therapeutics for the treatment of central nervous system (CNS) diseases. Brains On-Line strategically expands our existing CNS capabilities and establishes us as a single-source provider for a broad portfolio of discovery CNS services. The purchase price for Brains On-Line was $21.3 million in cash, subject to certain post-closing adjustments. In addition to the initial purchase price, the transaction includes aggregate, undiscounted contingent payments of up to €6.7 million (approximately $7.8 million based on recent exchange rates), based on future performance. The Brains On-Line business is reported as part of our DSA reportable segment.
On February 10, 2017, we completed the divestiture of our CDMO business to Quotient Clinical Ltd., based in London, England, for $75.0 million in proceeds, net of cash, cash equivalents, and working capital adjustments. The CDMO business was acquired in April 2016 as part of the acquisition of WIL Research and was reported in our Manufacturing reportable segment.
Overview of Results of Operations and Liquidity
Revenue for the three months ended June 30, 2018 was $585.3 million compared to $469.1 million in the corresponding period in 2017. This increase of $116.2 million, or 24.8%, was primarily due to the recent acquisitions of MPI Research, Brains On-Line, and KWS BioTest as well as growth in our DSA and Manufacturing segments. The positive effect of changes in foreign currency exchange rates increased revenue by $12.1 million, or 2.6%, when compared to the corresponding period in 2017. Revenue for the six months ended June 30, 2018 was $1.1 billion compared to $914.9 million in the corresponding period in 2017. This increase of $164.4 million, or 18.0%, was primarily due to both growth in our DSA and Manufacturing segments as well as the recent acquisitions of MPI Research, Brains On-Line, and KWS BioTest. The positive effect of changes in foreign currency exchange rates increased revenue by $32.9 million, or 3.7%, when compared to the corresponding period in 2017.
In the three months ended June 30, 2018, our operating income and operating income margin were $76.7 million and 13.1%, respectively, compared with $81.7 million and 17.4%, respectively, in the corresponding period of 2017. In the six months ended June 30, 2018, our operating income and operating margin were $144.5 million and 13.4%, respectively, compared with $151.4 million and 16.5%, respectively, in the corresponding period of 2017. The decreases in operating income and operating income margin were primarily due to increased amortization expense and costs related to our recent acquisitions, as well as continued investments to support future growth of the Company, including increased investments in personnel, facility expansions, and IT and infrastructure projects; partially offset by operating income contributed by those acquisitions.
Net income attributable to common shareholders decreased to $53.7 million in the three months ended June 30, 2018, from $54.0 million in the corresponding period of 2017. The decrease in Net income attributable to common shareholders was primarily due to the reduction in operating income discussed above in the three months ended June 30, 2018; partially offset by gains on our venture capital investments and income tax net benefits related to U.S. Tax Reform in the three months ended June 30, 2018 as compared to the prior period. Net income attributable to common shareholders increased to $106.3 million in the six months ended June 30, 2018, from $100.7 million in the corresponding period of 2017. The increase in Net income attributable to common shareholders was primarily due to gains on our venture capital investments and a lower effective tax rate in the six months ended June 30, 2018 driven by net benefits of U.S. Tax Reform and the income tax gain on the divestiture of the CDMO business in 2017; partially offset by higher interest expense related to higher debt balances as well as increased amortization expense and costs related to our recent acquisitions.
During the first six months of 2018, our cash flows from operations was $183.9 million compared with $134.4 million for 2017. The increase was primarily driven by an increase in income from continuing operations and positive changes in working capital from improved collections of our receivables and customer contract deposits as compared to the prior year.
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
On April 3, 2018, we issued $500.0 million of 5.5% Senior Notes (Senior Notes) due 2026 in an unregistered offering. Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2018.

Results of Operations
Three Months Ended June 30, 2018 Compared to the Three Months Ended July 1, 2017
Revenue
The following tables present consolidated revenue by type and by reportable segment:

	Three Months Ended
	June 30, 2018	July 1, 2017	$ change	% change
	(in millions, except percentages)
Service revenue	$438.5	$329.4	$109.1	33.1%
Product revenue	146.8	139.7	7.1	5.1%
Total revenue	$585.3	$469.1	$116.2	24.8%

	Three Months Ended
	June 30, 2018	July 1, 2017	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$130.4	$124.0	$6.4	5.2%	3.2%
DSA	346.4	252.1	94.3	37.4%	2.0%
Manufacturing	108.5	93.0	15.5	16.6%	3.5%
Total revenue	$585.3	$469.1	$116.2	24.8%	2.6%
RMS revenue increased by $6.4 million due primarily to the positive effect of changes in foreign currency exchange rates, higher research model product revenue in China, and higher research model services revenue attributable to the IS, GEMS, and RADS businesses; partially offset by lower research model product revenue outside of China.
DSA revenue increased $94.3 million due primarily to the recent acquisitions of MPI Research, Brains On-Line, and KWS BioTest, which contributed $66.6 million, $2.7 million and $1.7 million to service revenue growth, respectively. Additionally, service revenue increased due to demand from both biotechnology and global biopharmaceutical clients, and the positive effect of changes in foreign currency exchange rates.
Manufacturing revenue increased $15.5 million due primarily to higher demand for endotoxin products in the Microbial Solutions business, higher service revenue in the Biologics business, higher product revenue in the Avian business, and the positive effect of changes in foreign currency exchange rates.
Cost of Services Provided and Products Sold (Excluding Amortization of Intangible Assets)
The following tables present consolidated Cost of services provided and products sold (excluding amortization of intangible assets) (Costs) by type and by reportable segment:

	Three Months Ended
	June 30, 2018	July 1, 2017	$ change	% change
	(in millions, except percentages)
Cost of services provided	$302.3	$215.0	$87.3	40.6%
Cost of products sold	67.0	68.8	(1.8)	(2.5)%
Total cost of services provided and products sold (excluding amortization of intangible assets)	$369.3	$283.8	$85.5	30.1%

	Three Months Ended
	June 30, 2018	July 1, 2017	$ change	% change
	(in millions, except percentages)
RMS	$79.4	$74.7	$4.7	6.3%
DSA	239.2	165.9	73.3	44.2%
Manufacturing	50.7	43.2	7.5	17.3%
Total cost of services provided and products sold (excluding amortization of intangible assets)	$369.3	$283.8	$85.5	30.1%

Costs for the three months ended June 30, 2018 increased $85.5 million, or 30.1%, compared to the corresponding period in 2017. Costs as a percentage of revenue for the three months ended June 30, 2018 were 63.1%, an increase of 2.6% from 60.5% for the corresponding period in 2017.
RMS Costs increased $4.7 million due primarily to the effect of changes in foreign currency exchange rates. RMS Costs as a percentage of revenue for the three months ended June 30, 2018 were 60.9%, an increase of 0.6% from 60.3% for the corresponding period in 2017.
DSA Costs increased $73.3 million due primarily to the recent acquisitions of MPI Research, Brains On-Line, and KWS BioTest, which included a higher service cost base, and the impact of changes in foreign currency exchange rates. DSA Costs as a percentage of revenue for the three months ended June 30, 2018 were 69.0%, an increase of 3.2% from 65.8% for the corresponding period in 2017, due primarily to study mix and changes in foreign currency exchange rates as compared to the prior period.
Manufacturing Costs increased $7.5 million due primarily to an increase in Microbial Solutions Costs resulting from higher demand for endotoxin products, increased Biologics service and Avian product revenue, and by the effect of changes in foreign currency exchange rates. Manufacturing Costs as a percentage of revenue for the three months ended June 30, 2018 were 46.8%, an increase of 0.3% from 46.5% for the corresponding period in 2017.
Selling, General and Administrative Expenses

	Three Months Ended
	June 30, 2018	July 1, 2017	$ change	% change
	(in millions, except percentages)
RMS	$16.3	$15.3	$1.0	6.8%
DSA	34.6	28.0	6.6	23.3%
Manufacturing	21.3	18.2	3.1	17.2%
Unallocated corporate	48.3	32.3	16.0	49.5%
Total selling, general and administrative	$120.5	$93.8	$26.7	28.5%
Selling, general and administrative expenses (SG&A) for the three months ended June 30, 2018 increased $26.7 million, or 28.5%, compared to the corresponding period in 2017. SG&A as a percentage of revenue for the three months ended June 30, 2018 was 20.6%, an increase of 0.6%, from 20.0% for the corresponding period in 2017.
The increase in RMS SG&A of $1.0 million was primarily related to an increase in compensation, benefits, and other employee-related expenses to support the growth of the business. RMS SG&A as a percentage of revenue for the three months ended June 30, 2018 was 12.5%, an increase of 0.2% from 12.3% for the corresponding period in 2017.
The increase in DSA SG&A of $6.6 million was primarily related to an increase in compensation, benefits, and other employee-related expenses to support the growth of the business and due to our recent acquisitions. DSA SG&A as a percentage of revenue for the three months ended June 30, 2018 was 10.0%, a decrease of 1.1% from 11.1% for the corresponding period in 2017.
The increase in Manufacturing SG&A of $3.1 million was primarily related to an increase in compensation, benefits, and other employee-related expenses to support the growth of the business. Manufacturing SG&A as a percentage of revenue for the three months ended June 30, 2018 was 19.7%, an increase of 0.1% from 19.6% for the corresponding period in 2017.
The increase in unallocated corporate SG&A of $16.0 million was primarily related to an increase in costs associated with the evaluation and integration of our recent acquisitions and an increase in compensation, benefits, and other employee-related expenses.
Amortization of Intangible Assets
Amortization of intangible assets for the three months ended June 30, 2018 was $18.7 million, an increase of $8.9 million, or 90.9%, from $9.8 million for the corresponding period in 2017, due primarily to the amortization of certain intangible assets acquired in connection with our recent acquisitions.
Interest Income
Interest income, which represents earnings on cash, cash equivalents, and time deposits was $0.2 million for both the three months ended June 30, 2018 and July 1, 2017.
Interest Expense

Interest expense for the three months ended June 30, 2018 was $18.6 million, an increase of $11.2 million, or 151.8%, compared to $7.4 million for the corresponding period in 2017. The increase was due primarily to higher debt to fund our recent acquisitions.
Other Income, Net
Other income, net, was $12.0 million for the three months ended June 30, 2018, an increase of $9.5 million, or 387.0%, compared to $2.5 million for the corresponding period in 2017. The increase in Other income, net, was driven by an increase of $8.4 million in gains recognized related to our venture capital investments.
Income Taxes
Income tax expense for the three months ended June 30, 2018 was $17.4 million, a decrease of $4.8 million compared to $22.2 million for the corresponding period in 2017. Our effective tax rate was 24.8% for the three months ended June 30, 2018, compared to 28.9% for the corresponding period in 2017. The decrease was primarily attributable to net benefits of U.S. Tax Reform, partially offset with non-deductible transaction costs associated with the acquisition of MPI Research in the second quarter of 2018.
Six Months Ended June 30, 2018 Compared to the Six Months Ended July 1, 2017
Revenue
The following tables present consolidated revenue by type and by reportable segment:

	Six Months Ended
	June 30, 2018	July 1, 2017	$ change	% change
	(in millions, except percentages)
Service Revenue	$783.9	$633.9	$150.0	23.7%
Product Revenue	295.4	281.0	14.4	5.1%
Total Revenue	$1,079.3	$914.9	$164.4	18.0%

	Six Months Ended
	June 30, 2018	July 1, 2017	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$264.4	$251.2	$13.2	5.3%	4.2%
DSA	606.4	479.8	126.6	26.4%	2.9%
Manufacturing	208.5	183.9	24.6	13.4%	4.7%
Total Revenue	$1,079.3	$914.9	$164.4	18.0%	3.7%
RMS revenue increased $13.2 million due primarily to the positive effect of changes in foreign currency exchange rates, higher research model product revenue in China, and higher research model services revenue attributable to the IS and GEMS businesses; partially offset by lower research model product revenue outside of China.
DSA Revenue increased $126.6 million due primarily to the recent acquisitions of MPI Research, Brains On-Line, and KWS BioTest, which contributed $66.6 million, $5.0 million and $3.7 million to service revenue growth, respectively. Additionally, service revenue increased due to demand from both biotechnology and global biopharmaceutical clients, and the positive effect of changes in foreign currency exchange rates.
Manufacturing revenue increased $24.6 million due primarily to higher demand for endotoxin products in the Microbial Solutions business, higher service revenue in the Biologics business, higher product revenue in the Avian business, and the positive effect of changes in foreign currency exchange rates; partially offset by the absence of $1.8 million of service revenue related to the CDMO business.
Cost of Services Provided and Products Sold (Excluding Amortization of Intangible Assets)
The following tables present consolidated Costs by type and by reportable segment:

	Six Months Ended
	June 30, 2018	July 1, 2017	$ change	% change
	(in millions, except percentages)
Cost of services provided	$546.1	$422.2	$123.9	29.3%
Cost of products sold	135.7	136.0	(0.3)	(0.2)%
Total cost of services provided and products sold (excluding amortization of intangible assets)	$681.8	$558.2	$123.6	22.1%

	Six Months Ended
	June 30, 2018	July 1, 2017	$ change	% change
	(in millions, except percentages)
RMS	$159.7	$149.1	$10.6	7.1%
DSA	422.6	321.9	100.7	31.3%
Manufacturing	99.5	87.2	12.3	14.1%
Total cost of services provided and products sold (excluding amortization of intangible assets)	$681.8	$558.2	$123.6	22.1%
Costs for the six months ended June 30, 2018 increased $123.6 million, or 22.1%, compared to the corresponding period in 2017. Costs as a percentage of revenue for the six months ended June 30, 2018 were 63.2%, an increase of 2.2% from 61.0% for the corresponding period in 2017.
RMS Costs increased $10.6 million due primarily to the effect of changes in foreign currency exchange rates and certain charges associated with the realignment of our research model production site in Maryland. RMS Costs as a percentage of revenue for the six months ended June 30, 2018 were 60.4%, an increase of 1.0% from 59.4% for the corresponding period in 2017.
DSA Costs increased $100.7 million due primarily to the recent acquisitions of MPI Research, Brains On-Line, and KWS BioTest, which included a higher service cost base, and the impact of changes in foreign currency exchange rates. DSA Costs as a percentage of revenue for the six months ended June 30, 2018 were 69.7%, an increase of 2.6% from 67.1% for the corresponding period in 2017, due primarily to study mix and changes in foreign currency exchange rates as compared to the prior period.
Manufacturing Costs increased $12.3 million due primarily to an increase in Microbial Solutions Costs resulting from higher demand for endotoxin products, increased Biologics service and Avian product revenue, and by the effect of changes in foreign currency exchange rates; partially offset by a decrease in CDMO Costs related to the divestiture of the CDMO business. Manufacturing Costs as a percentage of revenue for the six months ended June 30, 2018 were 47.7%, an increase of 0.2% from 47.5% for the corresponding period in 2017.
Selling, General and Administrative Expenses

	Six Months Ended
	June 30, 2018	July 1, 2017	$ change	% change
	(in millions, except percentages)
RMS	$31.1	$30.0	$1.1	3.9%
DSA	62.7	53.8	8.9	16.5%
Manufacturing	41.7	35.7	6.0	16.8%
Unallocated corporate	88.4	65.2	23.2	35.5%
Total selling, general and administrative	$223.9	$184.7	$39.2	21.2%
SG&A expenses for the six months ended June 30, 2018 increased $39.2 million, or 21.2%, compared to the corresponding period in 2017. SG&A as a percentage of revenue for the six months ended June 30, 2018 was 20.7%, an increase of 0.5%, from 20.2% for the corresponding period in 2017.
RMS SG&A remained consistent with the corresponding period in 2017. RMS SG&A as a percentage of revenue for the six months ended June 30, 2018 was 11.8%, a decrease of 0.1%, from 11.9% for the corresponding period in 2017.
The increase in DSA SG&A of $8.9 million was primarily related to an increase in compensation, benefits, and other employee-related expenses to support the growth of the business and due to our recent acquisitions. DSA SG&A as a percentage of revenue for the six months ended June 30, 2018 was 10.3%, a decrease of 0.9%, from 11.2% for the corresponding period in 2017.
The increase in Manufacturing SG&A of $6.0 million was primarily related to an increase in compensation, benefits, and other employee related expenses to support the growth of the business. Manufacturing SG&A as a percentage of revenue for the six months ended June 30, 2018 was 20.0%, an increase of 0.6% from 19.4% for the corresponding period in 2017.
The increase in unallocated corporate SG&A of $23.2 million was primarily related to an increase in costs associated with the evaluation and integration of our recent acquisitions and an increase in compensation, benefits, and other employee-related expenses.
Amortization of Intangible Assets
Amortization of intangible assets for the six months ended June 30, 2018 was $29.0 million, an increase of $8.4 million, or 41.1%, from $20.6 million for the corresponding period in 2017, due primarily to the amortization of certain intangible assets acquired in connection with our recent acquisitions.
Interest Income
Interest income, which represents earnings on cash, cash equivalents, and time deposits was $0.5 million and $0.4 million for the six months ended June 30, 2018 and July 1, 2017, respectively.
Interest Expense
Interest expense for the six months ended June 30, 2018 was $29.8 million, an increase of $15.4 million, or 107.4%, compared to $14.4 million for the corresponding period in 2017. The increase was due primarily to higher debt to fund our recent acquisitions.
Other Income, Net
Other income, net, was $18.2 million for the six months ended June 30, 2018, an increase of $0.6 million, or 3.2%, compared to $17.6 million for the corresponding period in 2017. The increase in Other income, net, was driven by an increase of $10.7 million in gains recognized related to our venture capital investments, partially offset by the absence of a $10.6 million gain recognized as a result of the CDMO business.
Income Taxes
Income tax expense for the six months ended June 30, 2018 was $27.2 million, a decrease of $26.1 million compared to $53.3 million for the corresponding period in 2017. Our effective tax rate was 20.4% for the six months ended June 30, 2018, compared to 34.4% for the corresponding period in 2017. The decrease was primarily attributable to the tax on the gain on the divestiture of the CDMO business of $18.0 million in 2017 and net tax benefits of U.S. Tax Reform, partially offset with non-deductible transaction costs associated with the acquisition of MPI Research in the second quarter of 2018.
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
The following table presents our cash, cash equivalents and investments:

	June 30, 2018	December 30, 2017
	(in millions)
Cash and cash equivalents:
Held in U.S. entities	$26.1	$30.6
Held in non-U.S. entities	166.2	133.2
Total cash and cash equivalents	192.3	163.8
Investments:
Held in non-U.S. entities	0.9	28.5
Total cash, cash equivalents and investments	$193.2	$192.3
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
On April 3, 2018, we entered into an indenture (Indenture) with MUFG Union Bank, N.A., in connection with the offering of $500.0 million in aggregate principal amount of the Company’s 5.5% Senior Notes (Senior Notes) due in 2026 in an unregistered offering. Under the terms of the Indenture, interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2018.
Amounts outstanding under our credit facilities and Senior Notes were as follows:

	June 30, 2018	December 30, 2017
	(in millions)
Term loans	$750.0	$601.3
Revolving facility	546.8	501.0
Senior Notes	500.0	—
Total	$1,796.8	$1,102.3
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
Repurchases of Common Stock
During the six months ended June 30, 2018, we did not repurchase any shares under our authorized stock repurchase program. As of June 30, 2018, we had $129.1 million remaining on the authorized $1.3 billion stock repurchase program. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the six months ended June 30, 2018, we acquired 0.1 million shares for $13.7 million through such netting.
Cash Flows
The following table presents our net cash provided by operating activities:

	Six Months Ended
	June 30, 2018	July 1, 2017
	(in millions)
Income from continuing operations	$106.1	$101.6
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities	84.1	92.4
Changes in assets and liabilities	(6.3)	(59.6)
Net cash provided by operating activities	$183.9	$134.4
Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our income from continuing operations for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, deferred income taxes, and gains on venture capital investments and divestiture, as well as (2) changes in assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For the six months ended June 30, 2018, compared to the six months ended July 1, 2017, the increase in cash provided by operating activities was primarily driven by an increase in income from continuing operations and positive changes in working capital resulting from improved collections of our receivables and customer contract deposits.

The following table presents our net cash (used in) provided by investing activities:

	Six Months Ended
	June 30, 2018	July 1, 2017
	(in millions)
Acquisitions of businesses and assets, net of cash acquired	$(821.4)	$—
Capital expenditures	(48.9)	(31.9)
Investments, net	19.4	(26.6)
Proceeds from divestiture	—	72.5
Other, net	(0.1)	—
Net cash (used in) provided by investing activities	$(851.0)	$14.0
For the six months ended June 30, 2018, the primary use of cash used in investing activities related primarily to our acquisitions of MPI Research and KWS BioTest, and our capital expenditures to support the growth of the business; partially offset by proceeds from net investments, which primarily relate to short-term investments held by our U.K. operations. The primary source of cash provided by investing activities in the six months ended July 1, 2017 related to the proceeds from the divestiture of the CDMO business.
The following table presents our net cash provided by (used in) financing activities:

	Six Months Ended
	June 30, 2018	July 1, 2017
	(in millions)
Proceeds from long-term debt and revolving credit facility	$2,392.6	$136.2
Proceeds from exercises of stock options	24.2	30.0
Payments on long-term debt, revolving credit facility and capital lease obligations	(1,680.2)	(250.0)
Payments on debt financing costs	(18.3)	—
Purchase of treasury stock	(13.7)	(70.8)
Other, net	—	(0.5)
Net cash provided by (used in) financing activities	$704.6	$(155.1)
For the six months ended June 30, 2018, net cash provided by financing activities reflected the incremental proceeds from the refinancing of our previous $1.65 Billion Credit Facility to the $2.3 Billion Credit Facility and the proceeds from our $500.0 million Senior Notes; payments on debt financing costs of $18.3 million, treasury stock purchases of $13.7 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements; partially offset by proceeds from exercises of employee stock options of $24.2 million. For the six months ended July 1, 2017, cash used in financing activities reflected net payments of $113.8 million on our long-term debt, revolving credit facility, and capital lease obligations, treasury stock purchases of $70.8 million made pursuant to our authorized stock repurchase program and the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements; partially offset by proceeds from exercises of employee stock options of $30.0 million.
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
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act, except as disclosed below.
Venture Capital Investments
We invest in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. Our total commitment to the funds as of June 30, 2018 was $109.1 million, of which we funded $60.7 million through June 30, 2018.

Refer to Note 6, “Venture Capital Investments” in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.
Letters of Credit
Our off-balance sheet commitments related to our outstanding letters of credit as of June 30, 2018 were $5.5 million with the increase related to the new MPI Research letter of credit.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Other than as discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the six months ended June 30, 2018 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of June 30, 2018, our debt portfolio was comprised primarily of floating interest rate borrowings. A 100-basis point increase in interest rates would increase our annual pre-tax interest expense by $13.0 million.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound, Canadian Dollar, Chinese Yuan Renminbi, and Japanese Yen. During the six months ended June 30, 2018, the most significant drivers of foreign currency translation adjustment the Company recorded as part of Other comprehensive income (loss) were the Euro, British Pound, Canadian Dollar, Chinese Yuan Renminbi, and Japanese Yen.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the six months ended June 30, 2018, our revenue would have decreased by approximately $41.0 million and our operating income would have decreased by approximately $2.9 million, if the U.S. dollar exchange rate had strengthened by 10.0%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
During the six months ended June 30, 2018, we utilized foreign exchange contracts, principally to hedge certain balance sheet exposures resulting from foreign currency fluctuations. No foreign currency contracts were open as of June 30, 2018.
Item 4. Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of June 30, 2018, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
(b) Changes in Internal Controls
The Company continued to execute a plan to centralize certain accounting transaction processing functions to internal shared service centers during the three months ended June 30, 2018. There were no other material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2018 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended June 30, 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
April 1, 2018 to April 28, 2018	—	$—	—	$115,545
April 29, 2018 to May 26, 2018	1,139	104.97	—	115,426
May 27, 2018 to June 30, 2018	—	—	—	115,426
Total	1,139		—
Our Board of Directors authorized up to an aggregate amount of $1.3 billion for our stock repurchase program. As of June 30, 2018, we had $129.1 million remaining on the authorized stock repurchase program.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

August 8, 2018	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

August 8, 2018	/s/ DAVID R. SMITH
David R. Smith Corporate Executive Vice President and Chief Financial Officer