Form 10-Q
period 2018-09-29
CHARLES RIVER LABORATORIES INTERNATIONAL INC
filed 2018-11-07
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 26, 2018, there were 48,096,420 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2018

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
For example, we may use forward-looking statements when addressing topics such as: goodwill and asset impairments still under review; future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with leading pharmaceutical and biotechnology companies, venture capital investments, and opportunities for future similar arrangements; our cost structure; the impact of acquisitions; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including gains and losses attributable to businesses we plan to close, consolidate, divest or repurpose (including our Maryland research model production site); changes in our expectations regarding future stock option, restricted stock, performance share units, and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our liquidity. In addition, these statements include the impact of economic and market conditions on us and our clients; the effects of our cost saving actions and the steps to optimize returns to shareholders on an effective and timely basis; and our ability to withstand the current market conditions.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Service revenue	$443,038	$326,711	$1,226,948	$960,640
Product revenue	142,257	137,521	437,618	418,484
Total revenue	585,295	464,232	1,664,566	1,379,124
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	298,018	219,725	844,130	641,945
Cost of products sold (excluding amortization of intangible assets)	71,077	67,660	206,786	203,655
Selling, general and administrative	113,033	92,428	336,936	277,157
Amortization of intangible assets	18,805	10,357	47,813	30,913
Operating income	84,362	74,062	228,901	225,454
Other income (expense):
Interest income	230	134	694	497
Interest expense	(17,197)	(7,667)	(47,031)	(22,053)
Other income, net	5,910	6,410	24,069	24,004
Income from continuing operations, before income taxes	73,305	72,939	206,633	227,902
Provision for income taxes	12,403	19,945	39,613	73,272
Income from continuing operations, net of income taxes	60,902	52,994	167,020	154,630
Income (loss) from discontinued operations, net of income taxes	—	(39)	1,506	(114)
Net income	60,902	52,955	168,526	154,516
Less: Net income attributable to noncontrolling interests	534	481	1,818	1,312
Net income attributable to common shareholders	$60,368	$52,474	$166,708	$153,204
Earnings per common share
Basic:
Continuing operations attributable to common shareholders	$1.25	$1.11	$3.43	$3.23
Discontinued operations	$—	$—	$0.03	$—
Net income attributable to common shareholders	$1.25	$1.11	$3.47	$3.22
Diluted:
Continuing operations attributable to common shareholders	$1.22	$1.09	$3.36	$3.17
Discontinued operations	$—	$—	$0.03	$—
Net income attributable to common shareholders	$1.22	$1.08	$3.39	$3.16

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$60,902	$52,955	$168,526	$154,516
Other comprehensive income:
Foreign currency translation adjustment and other	(6,805)	24,570	(14,524)	69,242
Amortization of net loss and prior service benefit included in net periodic cost for pension and other post-retirement benefit plans	615	883	1,864	2,638
Comprehensive income, before income taxes	54,712	78,408	155,866	226,396
Less: Income tax (benefit) expense related to items of other comprehensive income	257	153	(341)	776
Comprehensive income, net of income taxes	54,455	78,255	156,207	225,620
Less: Comprehensive (loss) income related to noncontrolling interests, net of income taxes	(74)	766	886	1,964
Comprehensive income attributable to common shareholders	$54,529	$77,489	$155,321	$223,656

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	September 29, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$138,866	$163,794
Trade receivables, net	487,339	430,016
Inventories	125,500	114,956
Prepaid assets	43,764	36,544
Other current assets	42,697	81,315
Total current assets	838,166	826,625
Property, plant and equipment, net	896,901	781,973
Goodwill	1,252,700	804,906
Client relationships, net	545,799	301,891
Other intangible assets, net	83,934	67,871
Deferred tax assets	24,562	22,654
Other assets	154,595	124,002
Total assets	$3,796,657	$2,929,922
Liabilities, Redeemable Noncontrolling Interest and Equity
Current liabilities:
Current portion of long-term debt and capital leases	$31,651	$30,998
Accounts payable	77,736	77,838
Accrued compensation	112,731	101,044
Deferred revenue	140,760	117,569
Accrued liabilities	109,810	89,780
Other current liabilities	66,911	44,460
Current liabilities of discontinued operations	—	1,815
Total current liabilities	539,599	463,504
Long-term debt, net and capital leases	1,652,733	1,114,105
Deferred tax liabilities	145,331	89,540
Other long-term liabilities	184,954	194,815
Long-term liabilities of discontinued operations	—	3,942
Total liabilities	2,522,617	1,865,906
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	17,331	16,609
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 88,315 shares issued and 48,094 shares outstanding as of September 29, 2018, and 87,495 shares issued and 47,402 shares outstanding as of December 30, 2017	883	875
Additional paid-in capital	2,625,256	2,560,192
Retained earnings	460,120	288,658
Treasury stock, at cost, 40,221 shares and 40,093 shares as of September 29, 2018 and December 30, 2017, respectively	(1,673,705)	(1,659,914)
Accumulated other comprehensive loss	(159,448)	(144,731)
Total equity attributable to common shareholders	1,253,106	1,045,080
Noncontrolling interest	3,603	2,327
Total equity	1,256,709	1,047,407
Total liabilities, redeemable noncontrolling interest and equity	$3,796,657	$2,929,922

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Cash flows relating to operating activities
Net income	$168,526	$154,516
Less: Income (loss) from discontinued operations, net of income taxes	1,506	(114)
Income from continuing operations, net of income taxes	167,020	154,630
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	120,198	97,675
Stock-based compensation	35,908	32,902
Deferred income taxes	(10,385)	18,176
Gain on venture capital investments	(22,760)	(12,321)
Gain on divestiture	—	(10,577)
Other, net	10,036	1,034
Changes in assets and liabilities:
Trade receivables, net	(30,318)	(42,712)
Inventories	(10,340)	(9,500)
Accounts payable	(5,322)	(6,160)
Accrued compensation	6,088	(10,548)
Deferred revenue	33,491	(16,849)
Customer contract deposits	34,455	—
Other assets and liabilities, net	(26,904)	(1,912)
Net cash provided by operating activities	301,167	193,838
Cash flows relating to investing activities
Acquisitions of businesses and assets, net of cash acquired	(822,611)	(22,474)
Capital expenditures	(71,378)	(53,928)
Purchases of investments and contributions to venture capital investments	(20,535)	(42,135)
Proceeds from sale of investments	30,595	6,604
Proceeds from divestiture	—	72,462
Other, net	(118)	(288)
Net cash used in investing activities	(884,047)	(39,759)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	2,392,201	229,255
Proceeds from exercises of stock options	30,228	35,089
Payments on long-term debt, revolving credit facility, and capital lease obligations	(1,832,805)	(309,258)
Payments on debt financing costs	(18,337)	—
Purchase of treasury stock	(13,791)	(106,902)
Other, net	—	(3,650)
Net cash provided by (used in) financing activities	557,496	(155,466)
Discontinued operations
Net cash used in operating activities from discontinued operations	(3,735)	(1,489)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4,664	9,135
Net change in cash, cash equivalents, and restricted cash	(24,455)	6,259
Cash, cash equivalents, and restricted cash, beginning of period	166,331	119,894
Cash, cash equivalents, and restricted cash, end of period	$141,876	$126,153

	Nine Months Ended
	September 29, 2018	September 30, 2017
Supplemental cash flow information:
Cash and cash equivalents	$138,866	$123,618
Restricted cash included in Other current assets	426	591
Restricted cash included in Other assets	2,584	1,944
Cash, cash equivalents, and restricted cash, end of period	$141,876	$126,153

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
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The standard requires an employer to disaggregate the service cost component from the other components of net benefit cost and provides explicit guidance on the presentation of the service cost component and the other components of net benefit cost in the statements of income. The Company adopted this standard in fiscal year 2018 and applied the changes retrospectively to the presentation of the service cost component and the other components of net periodic pension cost in the statements of income for all periods presented as required. The adoption of this standard increased Operating income by $0.1 million and $0.7 million during the three and nine months ended September 30, 2017, respectively. In connection with

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the impact of Operating income to the Company’s reportable segments for the three months ended September 30, 2017, Research Models and Services (RMS) decreased by $0.1 million, Discovery and Safety Assessment (DSA) decreased by $0.3 million, Manufacturing Support (Manufacturing) decreased by less than $0.1 million, and Unallocated corporate increased by $0.4 million. For the nine months ended September 30, 2017, Operating income for RMS decreased by $0.1 million, DSA decreased by $1.0 million, Manufacturing decreased by less than $0.1 million, and Unallocated corporate increased by $1.7 million.
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
Newly Issued Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computer Arrangement that is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and will be applied either retrospectively or prospectively. Early adoption is permitted. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-14, “Compensation Retirement Benefits - Defined Benefit Plans -General (Subtopic 715-20).” ASU 2018-14 removes the requirements to disclose the amounts in Accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the next fiscal year and the related party disclosures about the amount of future annual benefits covered by insurance contracts. In addition, the ASU adds the requirement to disclose an explanation for any significant gains and losses related to changes in the benefit obligation for the period. The ASU is effective for fiscal years ending after December 15, 2020 and will be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 removes the disclosure requirement for the amount and reasons for transfers between Level 1 and Level 2 fair value measurements as well as the process for Level 3 fair value measurements. In addition, the ASU adds the disclosure requirements for changes in unrealized gains and losses included in Other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and will be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

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
In February 2016, the FASB issued ASU 2016-02, “Leases.” The standard, including subsequently issued amendments, established the principles that lessees and lessors will apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company formed an implementation team during fiscal year 2017 to oversee adoption of the new standard. The implementation team has completed its initial assessment of the new standard, including a detailed review of the Company’s lease portfolio. The Company continues to assess the impact on the existing lease accounting policies, newly required financial statement disclosures, and executing on the project plan. Currently, the Company is performing contract reviews, evaluating anticipated changes to systems, business processes, and internal controls to support the adoption of the new standard. The Company is still evaluating the full impact this standard will have on its consolidated financial statements and related disclosures, but expects to recognize substantially all of its leases on the balance sheet as of December 30, 2018 (day one of fiscal year 2019, which is the Company’s adoption date) by recording a right-of-use asset and a corresponding lease liability. The Company will adopt this standard using a modified retrospective transition approach to be applied to leases existing as of or entered into after the adoption date.
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
The preliminary purchase allocation of $800.8 million, net of $27.7 million of cash acquired and a final net working capital adjustment of $1.2 million, was as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

April 3, 2018
(in thousands)
Trade receivables (contractual amount of $35,073)	$35,073
Inventories	4,463
Other current assets (excluding cash)	5,893
Property, plant and equipment	128,403
Goodwill	440,662
Definite-lived intangible assets	309,200
Other long-term assets	1,081
Deferred revenue	(22,600)
Current liabilities	(32,885)
Deferred tax liabilities	(66,277)
Other long-term liabilities	(2,213)
Total purchase price allocation	$800,800
The purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including certain contracts and obligations. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition. From the date of the acquisition through September 29, 2018, the Company recorded measurement-period adjustments related to the acquisition that resulted in an immaterial change to the purchase price allocation on a consolidated basis.
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
The Company incurred transaction and integration costs in connection with the acquisition of $0.8 million and $15.3 million for the three and nine months ended September 29, 2018, respectively, which were primarily included in Selling, general and administrative expenses.
MPI Research revenue for the three and nine months ended September 29, 2018 was $70.2 million and $136.8 million, respectively. MPI Research operating income for the three and nine months ended September 29, 2018 was $12.2 million and $20.4 million, respectively.
The following selected pro forma consolidated results of operations are presented as if the MPI Research acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition after giving effect to certain adjustments. For the nine months ended September 29, 2018, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $11.8 million, additional interest expense on borrowings of $2.8 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments. For the nine months ended September 30, 2017, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $17.3 million, additional interest expense on borrowings of $19.3 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(in thousands)
Revenue	$585,295	$523,948	$1,726,683	$1,555,146
Net income attributable to common shareholders	59,297	48,927	168,872	139,258
Earnings per common share
Basic	$1.23	$1.03	$3.51	$2.93
Diluted	$1.20	$1.01	$3.44	$2.87
These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the dates indicated or that may result in the future. No effect has been given for synergies, if any, that may be realized through the acquisition.
KWS BioTest Limited
On January 11, 2018, the Company acquired KWS BioTest Limited (KWS BioTest), a CRO specializing in in vitro and in vivo discovery testing services for immuno-oncology, inflammatory and infectious diseases. The acquisition enhances the Company’s discovery expertise, with complementary offerings that provide the Company’s customers with additional tools in the active therapeutic research areas of oncology and immunology. The purchase price for KWS BioTest was $20.3 million in cash, subject to certain post-closing adjustments that may change the purchase price, and was funded by the Company’s various borrowings. In addition to the initial purchase price, the transaction includes aggregate, undiscounted contingent payments of up to £3.0 million (approximately $3.9 million based on recent exchange rates), based on future performance. During the three months ended September 29, 2018, the terms of these contingent payments were amended, resulting in a fixed payment of £2.0 million (approximately $2.6 million based on recent exchange rates), due in the first quarter of fiscal year 2019. The KWS BioTest business is reported as part of the Company’s DSA reportable segment.
The preliminary purchase price allocation of $21.5 million, net of $1.0 million of cash acquired and a final net working capital adjustment of $0.4 million, was as follows:

January 11, 2018
(in thousands)
Trade receivables (contractual amount of $1,309)	$1,309
Other current assets (excluding cash)	99
Property, plant and equipment	1,136
Definite-lived intangible assets - client relationships	3,647
Goodwill	17,660
Current liabilities	(1,575)
Deferred revenue	(151)
Long-term liabilities	(596)
Total purchase price allocation	$21,529
The purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including certain contracts and obligations. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition. From the date of the acquisition through September 29, 2018, the Company recorded measurement-period adjustments related to the acquisition that resulted in an immaterial change to the purchase price allocation on a consolidated basis.
The only definite-lived intangible asset relates to client relationships, which will be amortized over a weighted average life of 12 years.
The goodwill resulting from the transaction is primarily attributable to the potential growth of the Company’s DSA business from customers introduced through KWS BioTest and the assembled workforce of the acquired business. The goodwill attributable to KWS BioTest is not deductible for tax purposes.
The Company incurred transaction and integration costs of $0.1 million and $0.6 million in connection with the acquisition for the three and nine months ended September 29, 2018, respectively, which were included in Selling, general and administrative expenses, within the unaudited condensed consolidated statements of income.
Pro forma financial information as well as actual revenue and operating income have not been included because KWS

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BioTest’s financial results are not significant when compared to the Company’s consolidated financial results.
Brains On-Line
On August 4, 2017, the Company acquired Brains On-Line, a CRO providing critical data that advances novel therapeutics for the treatment of central nervous system (CNS) diseases. Brains On-Line strategically expands the Company’s existing CNS capabilities and establishes the Company as a single-source provider for a broad portfolio of discovery CNS services. The purchase price for Brains On-Line was $21.3 million in cash and was funded by the Company’s various borrowings. In addition to the initial purchase price, the transaction includes aggregate, undiscounted contingent payments of up to €6.7 million (approximately $7.8 million based on recent exchange rates), based on future performance. The Brains On-Line business is reported as part of the Company’s DSA reportable segment.
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
The goodwill resulting from the transaction is primarily attributable to the potential growth of the Company’s DSA business from customers and technology introduced through Brains On-Line and the assembled workforce of the acquired business. The goodwill attributable to Brains On-Line is not deductible for tax purposes.
No significant integration costs were incurred in connection with the acquisition for the three and nine months ended September 29, 2018. The Company incurred transaction and integration costs in connection with the acquisition of $1.2 million and $2.1 million for the three and nine months ended September 30, 2017, respectively, which were included in Selling, general and administrative expenses, within the unaudited condensed consolidated statements of income.
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
During the three months ended April 1, 2017, the Company recorded a gain on the divestiture of the CDMO business of $10.6 million, which was included in Other income, net within the Company’s unaudited condensed consolidated statements of income. The carrying amounts of the major classes of assets and liabilities associated with the divestiture of the CDMO business were as follows:

February 10, 2017
Assets	(in thousands)
Current assets	$5,505
Property, plant and equipment, net	11,174
Goodwill	35,857
Long-term assets	17,154
Total assets	$69,690
Liabilities
Deferred revenue	$4,878
Other current liabilities	1,158
Total liabilities	$6,036
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
The cumulative effect of applying ASC 606 to all contracts with customers that were not completed as of December 30, 2017 was immaterial. There is no material difference in the reporting of revenue for the three and nine months ended September 29, 2018 in accordance with ASC 606 when compared to ASC 605.
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
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Generally, the Company does not extend payment terms beyond one year. Applying the practical expedient, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component for the nine months ended September 29, 2018.
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
Product revenue is generally recognized when the customer obtains control of the Company’s product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract. Service revenue is generally recognized over time as the services are delivered to the customer based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Depending on which better depicts the transfer of value to the customer, the Company generally measures its progress using either cost-to-cost (input method) or right-to-invoice (output method). The Company uses the cost-to-cost measure of progress when it best depicts the transfer of value to the customer which occurs as the Company incurs costs on its contract, generally related to fixed fee service contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The costs calculation includes variables such as labor hours, allocation of overhead costs, research model costs, and subcontractor costs. Revenue is recorded proportionally as costs are incurred. The right-to-invoice measure of progress is generally related to rate per unit contracts, as the extent of progress towards completion is measured based on discrete service or time-based increments, such as samples tested or labor hours incurred. Revenue is recorded in the amount invoiced since that amount corresponds directly to the value of the Company’s performance to date.
Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major business line and timing of transfer of products or services for the three and nine months ended September 29, 2018 (in thousands):

Major Products/Service Lines:	Three Months Ended September 29, 2018	Nine Months Ended September 29, 2018
RMS	$126,811	$391,195
DSA	352,257	958,665
Manufacturing	106,227	314,706
Total revenue	$585,295	$1,664,566

Timing of Revenue Recognition:	Three Months Ended September 29, 2018	Nine Months Ended September 29, 2018
RMS
Services and products transferred over time	$49,417	$146,947
Services and products transferred at a point in time	77,394	244,248
DSA
Services and products transferred over time	352,203	958,174
Services and products transferred at a point in time	54	491
Manufacturing
Services and products transferred over time	31,420	92,978
Services and products transferred at a point in time	74,807	221,728
Total revenue	$585,295	$1,664,566
RMS
The RMS business generates revenue through the commercial production and sale of research models and the provision of services related to the maintenance and monitoring of research models and management of clients’ research operations. Revenue from the sale of research models is recognized at a point in time when the customer obtains control of the product, which may be upon shipment or upon delivery based on the shipping terms of a contract. Revenue generated from research

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

models services is recognized over time and is typically based on a right-to-invoice measure of progress (output method) as invoiced amounts correspond directly to the value of the Company’s performance to date.
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
Transaction Price Allocated to Future Performance Obligations
ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 29, 2018. The guidance provides certain practical expedients that limit this requirement and, therefore, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of September 29, 2018:

	Revenue Expected to be Recognized in Future Periods
	Less than 1 Year	1 to 3 Years	4 to 5 Years	Beyond 5 Years	Total
	(in thousands)
DSA	$126,336	$82,192	$3,299	$492	$212,319
Manufacturing	10,286	20,245	9,013	68	39,612
Total	$136,622	$102,437	$12,312	$560	$251,931
Contract Balances from Contracts with Customers
The timing of revenue recognition, billings and cash collections results in billed receivables (client receivables), contract assets (unbilled revenue), contract liabilities (current and non-current deferred revenue), and customer deposits on the unaudited condensed consolidated balance sheets. The Company’s payment terms are generally 30 days in the United States and consistent with prevailing practice in international markets. A contract asset is recorded when a right to consideration in exchange for goods or services transferred to a customer is conditioned other than the passage of time. Client receivables are recorded separately from contract assets since only the passage of time is required before consideration is due. A contract liability is recorded when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract. Contract liabilities are recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met. The following table provides information about client receivables, contract assets, and contract liabilities from contracts with customers:

	September 29, 2018	December 30, 2017 (1)
	(in thousands)
Balances from contracts with customers only:
Client receivables	$376,302	$335,839
Contract assets (unbilled revenue)	113,311	96,297
Contract liabilities (current and long-term deferred revenue)	178,331	125,882
Contract liabilities (customer contract deposits)	44,586	—
(1) The beginning balance as of December 30, 2017 is presented under the guidance of ASC 605.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under ASC 606, when the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. As of September 29, 2018, the Company excluded approximately $16 million of unpaid advanced client billings from both client receivables and deferred revenue and approximately $45 million of advanced client payments have been presented as customer contract deposits within other current liabilities in the accompanying unaudited condensed consolidated financial statements.
Other changes in the contract asset and the contract liability balances during the nine months ended September 29, 2018 were as follows:
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
During the nine months ended September 29, 2018, an immaterial cumulative catch-up adjustment to revenue was recorded.
(iii) A change in the time frame for a right to consideration to become unconditional (that is, for a contract asset to be recorded as a client receivable):
Approximately $88 million of unbilled revenue as of December 30, 2017 was billed during the nine months ended September 29, 2018.
(iv) A change in the time frame for a performance obligation to be satisfied (that is, for the recognition of revenue arising from a contract liability):
Approximately $110 million of contract liabilities as of December 30, 2017 were recognized as revenue during the nine months ended September 29, 2018.

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
The following table presents revenue and other financial information by reportable segment:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(in thousands)
RMS
Revenue	$126,811	$122,020	$391,195	$373,183
Operating income	32,121	30,665	104,893	101,949
Depreciation and amortization	4,811	5,272	14,565	15,309
Capital expenditures	8,166	6,762	18,105	13,769
DSA
Revenue	$352,257	$246,946	$958,665	$726,796
Operating income	62,909	46,324	160,391	135,994
Depreciation and amortization	31,433	20,333	83,262	58,667
Capital expenditures	10,800	10,127	34,496	25,552
Manufacturing
Revenue	$106,227	$95,266	$314,706	$279,145
Operating income	33,266	31,920	95,904	87,563
Depreciation and amortization	5,709	5,572	17,313	17,321
Capital expenditures	2,709	2,879	12,731	7,111
For the three and nine months ended September 29, 2018 and September 30, 2017, reconciliations of segment operating income, depreciation and amortization, and capital expenditures to the respective consolidated amounts are as follows:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(in thousands)
Three Months Ended:
Total reportable segments	$128,296	$108,909	$41,953	$31,177	$21,675	$19,768
Unallocated corporate	(43,934)	(34,847)	1,639	2,288	764	2,243
Total consolidated	$84,362	$74,062	$43,592	$33,465	$22,439	$22,011

Nine Months Ended:
Total reportable segments	$361,188	$325,506	$115,140	$91,297	$65,332	$46,432
Unallocated corporate	(132,287)	(100,052)	5,058	6,378	6,046	7,496
Total consolidated	$228,901	$225,454	$120,198	$97,675	$71,378	$53,928

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue for each significant product or service offering is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(in thousands)
RMS	$126,811	$122,020	$391,195	$373,183
DSA	352,257	246,946	958,665	726,796
Manufacturing	106,227	95,266	314,706	279,145
Total revenue	$585,295	$464,232	$1,664,566	$1,379,124
A summary of unallocated corporate expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(in thousands)
Stock-based compensation	$7,910	$7,255	$24,517	$20,259
Compensation, benefits, and other employee-related expenses	20,464	11,337	56,375	36,083
External consulting and other service expenses	4,767	6,729	12,711	16,581
Information technology	3,070	3,237	8,723	9,247
Depreciation	1,639	2,288	5,058	6,378
Acquisition and integration	1,122	1,327	15,678	2,539
Other general unallocated corporate	4,962	2,674	9,225	8,965
Total unallocated corporate expense	$43,934	$34,847	$132,287	$100,052
Other general unallocated corporate expense consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.
Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Three Months Ended:
September 29, 2018	$336,811	$159,473	$53,665	$34,062	$1,284	$585,295
September 30, 2017	238,226	141,967	51,864	31,953	222	464,232
Nine Months Ended:
September 29, 2018	$919,807	$481,955	$153,802	$104,817	$4,185	$1,664,566
September 30, 2017	714,460	418,468	152,293	93,094	809	1,379,124
Included in the Asia Pacific category above are operations located in China, Japan, Korea, Australia, Singapore, and India. Included in the Other category above are operations located in Brazil and Israel. Revenue represents sales originating in entities physically located in the identified geographic area.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables, net is as follows:

	September 29, 2018	December 30, 2017
	(in thousands)
Client receivables	$376,302	$335,839
Unbilled revenue	113,311	96,297
Total	489,613	432,136
Less: Allowance for doubtful accounts	(2,274)	(2,120)
Trade receivables, net	$487,339	$430,016
The composition of inventories is as follows:

	September 29, 2018	December 30, 2017
	(in thousands)
Raw materials and supplies	$20,798	$19,858
Work in process	20,231	18,200
Finished products	84,471	76,898
Inventories	$125,500	$114,956
The composition of other current assets is as follows:

	September 29, 2018	December 30, 2017
	(in thousands)
Investments	$5,238	$28,489
Prepaid income taxes	36,733	52,234
Restricted cash	426	592
Other	300	—
Other current assets	$42,697	$81,315
The composition of other assets is as follows:

	September 29, 2018	December 30, 2017
	(in thousands)
Life insurance policies	$35,916	$34,008
Venture capital investments	95,837	71,101
Restricted cash	2,584	1,945
Other	20,258	16,948
Other assets	$154,595	$124,002
The composition of other current liabilities is as follows:

	September 29, 2018	December 30, 2017
	(in thousands)
Accrued income taxes	$21,387	$43,250
Customer contract deposits	44,586	—
Other	938	1,210
Other current liabilities	$66,911	$44,460

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of other long-term liabilities is as follows:

	September 29, 2018	December 30, 2017
	(in thousands)
U.S. Transition Tax	$52,070	$61,038
Long-term pension liability	20,231	52,364
Accrued executive supplemental life insurance retirement plan and deferred compensation plan	38,610	37,582
Long-term deferred revenue	37,571	8,313
Other	36,472	35,518
Other long-term liabilities	$184,954	$194,815
6. VENTURE CAPITAL INVESTMENTS
The Company invests in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. The Company’s ownership interest in these funds ranges from less than 1% to 12.0%. The Company accounts for the investments in limited partnerships (LPs), which are variable interest entities, under the equity method of accounting. For publicly-held investments in the LPs, the Company adjusts for changes in fair market value based on reported share holdings at the end of each fiscal quarter. The Company is not the primary beneficiary because it has no power to direct the activities that most significantly affect the LPs’ economic performance. The Company accounts for the investments in limited liability companies, which are not variable interest entities, under the equity method of accounting.
The Company’s total commitment to the venture capital funds as of September 29, 2018 was $114.9 million, of which the Company funded $65.3 million through that date. The Company received dividends totaling $5.6 million and $3.3 million for the three months ended September 29, 2018 and September 30, 2017, respectively. The Company received dividends totaling $14.1 million and $7.7 million for the nine months ended September 29, 2018 and September 30, 2017, respectively. The Company recognized gains of $5.4 million and $5.6 million related to the venture capital investments for the three months ended September 29, 2018 and September 30, 2017, respectively. The Company recognized gains of $22.8 million and $12.3 million related to the venture capital investments for the nine months ended September 29, 2018 and September 30, 2017, respectively. Gains and losses are recorded in Other income, net in the accompanying unaudited condensed consolidated statements of income.
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
The fair value hierarchy level is determined by asset and liability class based on the lowest level of significant input. The observability of inputs may change for certain assets or liabilities. This condition could cause an asset or liability to be reclassified between levels. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the nine months ended September 29, 2018 and September 30, 2017, there were no transfers between levels.
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

•	Contingent consideration - Valued based on a probability weighting of the future cash flows associated with the potential outcomes.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 29, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$18,717	$—	$18,717
Other current assets:
Foreign currency forward contract		29		29
Other assets:
Life insurance policies	—	28,193	—	28,193
Total assets measured at fair value	$—	$46,939	$—	$46,939

Other current liabilities:
Contingent consideration	$—	$—	$3,400	$3,400
Total liabilities measured at fair value	$—	$—	$3,400	$3,400

	December 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$21	$—	$21
Other assets:
Life insurance policies	—	26,358	—	26,358
Total assets measured at fair value	$—	$26,379	$—	$26,379

Other current liabilities:
Contingent consideration	$—	$—	$298	$298
Total liabilities measured at fair value	$—	$—	$298	$298
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to previous business acquisitions. See Note 2, “Business Acquisitions and Divestiture.”

	Nine Months Ended
	September 29, 2018	September 30, 2017
	(in thousands)
Beginning balance	$298	$3,621
Additions	3,315	296
Payments	—	(3,606)
Foreign currency translation	(213)	—
Reversal of previously recorded contingent liability	—	(15)
Ending balance	$3,400	$296
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
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

		Adjustments to Goodwill
	December 30, 2017	Acquisitions	Foreign Exchange	September 29, 2018
	(in thousands)
RMS	$58,122	$—	$(1,059)	$57,063
DSA	605,176	459,228	(9,428)	1,054,976
Manufacturing	141,608	2,551	(3,498)	140,661
Goodwill	$804,906	$461,779	$(13,985)	$1,252,700
The increase in goodwill during the nine months ended September 29, 2018 related primarily to the acquisitions of MPI Research and KWS BioTest in the DSA reportable segment, an immaterial acquisition of an Australian business in the Manufacturing reportable segment, and the impact of foreign exchange.
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	September 29, 2018			December 30, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Backlog	$20,900	$(12,391)	$8,509	$8,111	$(8,111)	$—
Technology	102,794	(39,271)	63,523	81,309	(27,157)	54,152
Trademarks and trade names	8,466	(4,619)	3,847	8,661	(4,562)	4,099
Other	17,532	(9,477)	8,055	17,465	(7,845)	9,620
Other intangible assets	149,692	(65,758)	83,934	115,546	(47,675)	67,871
Client relationships	798,574	(252,775)	545,799	540,425	(238,534)	301,891
Intangible assets	$948,266	$(318,533)	$629,733	$655,971	$(286,209)	$369,762
The increase in intangible assets, net during the nine months ended September 29, 2018 related primarily to the acquisitions of MPI Research and KWS BioTest in the DSA reportable segment.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
Long-Term Debt
Long-term debt, net consists of the following:

	September 29, 2018	December 30, 2017
	(in thousands)
Term loans	$740,625	$601,250
Revolving facility	411,931	500,997
Senior Notes	500,000	—
Other long-term debt	18,091	18,292
Total debt	1,670,647	1,120,539
Less: Current portion of long-term debt	(28,229)	(28,546)
Long-term debt	1,642,418	1,091,993
Debt discount and debt issuance costs	(17,068)	(5,770)
Long-term debt, net	$1,625,350	$1,086,223
As of September 29, 2018 and December 30, 2017, the weighted average interest rate on the Company’s debt was 3.72% and 2.45%, respectively.
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
The $2.3B Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company’s business and negative and affirmative covenants. These covenants include (1) maintenance of a ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 3.50 to 1.0 as well as (2) maintenance of a ratio of consolidated indebtedness to consolidated EBITDA for any period of four consecutive fiscal quarters, of no more than 4.50 to 1.0 with step downs to 3.50 to 1.0 by the last day of the first quarter of 2020. As of September 29, 2018, the Company was compliant with all covenants.
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
Commitment Letter
On February 12, 2018, the Company secured a $830 million commitment under a 364-day senior unsecured bridge loan facility (the “Bridge Facility”) for the purpose of financing the acquisition of MPI Research. The Bridge Facility was terminated as of April 3, 2018 upon the successful acquisition of MPI Research. Debt issuance costs of $1.8 million, which were capitalized upon the execution of the Bridge Facility, were expensed upon termination of the agreement on April 3, 2018. In addition, the Company incurred and expensed $2.0 million of fees pertaining to a temporary backstop facility related to the negotiation of the Credit Facility during the three months ended March 31, 2018. These costs were included in Interest expense in the accompanying unaudited condensed consolidated statements of income.
Letters of Credit
As of September 29, 2018 and December 30, 2017, the Company had $5.5 million and $4.9 million, respectively, in outstanding letters of credit.
Capital Lease Obligations
The Company’s capital lease obligations amounted to $30.8 million and $30.3 million as of September 29, 2018 and December 30, 2017, respectively.
10. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(in thousands)
Numerator:
Income from continuing operations, net of income taxes	$60,902	$52,994	$167,020	$154,630
Income (loss) from discontinued operations, net of income taxes	—	(39)	1,506	(114)
Less: Net income attributable to noncontrolling interests	534	481	1,818	1,312
Net income attributable to common shareholders	$60,368	$52,474	$166,708	$153,204

Denominator:
Weighted-average shares outstanding - Basic	48,310	47,451	48,098	47,530
Effect of dilutive securities:
Stock options, restricted stock units, performance share units and restricted stock	1,016	939	1,020	910
Weighted-average shares outstanding - Diluted	49,326	48,390	49,118	48,440

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options to purchase 0.5 million and 0.4 million shares for the three months ended September 29, 2018 and September 30, 2017, respectively, as well as a non-significant number of restricted shares, restricted stock units (RSUs), and performance share units (PSUs), were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase 0.5 million and 0.6 million shares for the nine months ended September 29, 2018 and September 30, 2017, respectively, as well as a non-significant number of restricted shares, RSUs and PSUs, were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted-average shares outstanding for the nine months ended September 29, 2018 and September 30, 2017 excluded the impact of 1.0 million and 1.1 million shares, respectively, of non-vested restricted stock and RSUs.
Treasury Shares
During the nine months ended September 29, 2018, the Company did not repurchase any shares under its authorized stock repurchase program. During the nine months ended September 30, 2017, the Company repurchased 1.0 million shares totaling $90.6 million under its $1.3 billion authorized stock repurchase program. As of September 29, 2018, the Company had $129.1 million remaining on the authorized stock repurchase program.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, RSUs, and PSUs in order to satisfy individual statutory tax withholding requirements. During the nine months ended September 29, 2018 and September 30, 2017, the Company acquired 0.1 million shares for $13.8 million and 0.2 million shares for $16.3 million, respectively, from such netting.
In October 2018, the Company’s Board of Directors approved the cancellation and return to the Company’s authorized and unissued capital stock of 40.2 million treasury shares for no consideration.
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 30, 2017	$(77,545)	$(67,186)	$(144,731)
Other comprehensive loss before reclassifications	(13,592)	—	(13,592)
Amounts reclassified from accumulated other comprehensive loss	—	1,864	1,864
Net current period other comprehensive (loss) income	(13,592)	1,864	(11,728)
Amount reclassified from accumulated other comprehensive loss due to adoption of ASU 2018-02 (See Note 1)	—	3,330	3,330
Income tax (benefit) expense	(801)	460	(341)
September 29, 2018	$(90,336)	$(69,112)	$(159,448)
Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as noncontrolling interest. The activity within the nonredeemable noncontrolling interest was immaterial during the three and nine months ended September 29, 2018 and September 30, 2017.
Redeemable Noncontrolling Interest
The Company’s redeemable noncontrolling interest in Vital River is 13%.
The Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 13% equity interest at a contractually defined redemption value, subject to a redemption floor (embedded derivative). These rights are exercisable beginning in 2019 and are accelerated in certain events. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value ($17.3 million as of September 29, 2018) and its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 13% interest, the noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities. The agreement does not limit the amount that the Company could be required to pay to purchase the remaining 13% equity interest.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a rollforward of the activity related to the Company’s redeemable noncontrolling interest:

	Nine Months Ended
	September 29, 2018	September 30, 2017
	(in thousands)
Beginning balance	$16,609	$14,659
Total gains or losses (realized/unrealized):
Net income attributable to noncontrolling interest	543	474
Adjustment to redemption value	1,111	—
Foreign currency translation	(932)	652
Ending balance	$17,331	$15,785
11. INCOME TAXES
The Company’s effective tax rates for the three months ended September 29, 2018 and September 30, 2017 were 16.9% and 27.3%, respectively. The Company’s effective tax rates for the nine months ended September 29, 2018 and September 30, 2017 were 19.2% and 32.2%, respectively. For the three months ended September 29, 2018, the decrease in the effective tax rate from the prior year period was primarily attributable to the net benefits of U.S. Tax Reform, as well as a one-time benefit under SAB 118 as discussed in the U.S. Tax Reform section below. For the nine months ended September 29, 2018, the decrease in the effective tax rate from the prior year period was primarily attributable to the items previously mentioned, as well as the tax rate impact of the $18.0 million gain on the CDMO business divestiture in the first quarter of 2017.
For the three months ended September 29, 2018, the Company’s unrecognized tax benefits increased by $0.3 million to $20.1 million, primarily due to an additional quarter of Canadian Scientific Research and Experimental Development Credit reserves offset with the settlement of prior period positions with tax authorities. For the three months ended September 29, 2018, the unrecognized income tax benefits that would impact the effective tax rate increased by $0.8 million to $18.8 million, for the same reasons listed above. The accrued interest on unrecognized tax benefits was $2.8 million at September 29, 2018. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by up to $8.2 million over the next twelve-month period, primarily due to the outcome of pending tax audits and statute of limitation lapses.
The Company continues to monitor its accounting for the elements of U.S. Tax Reform enacted in December 2017. The Company made reasonable estimates of the effects of U.S. Tax Reform to its consolidated financial statements in fiscal year 2017 based on guidance and regulations released by the Internal Revenue Service. During the three months ended September 29, 2018, the Company recorded measurement period adjustments under SAB 118 to the provisional amounts recorded in the fourth quarter of 2017 based on the filing of the Company’s 2017 U.S. federal tax return. The measurement period adjustments included a $1.0 million tax benefit relating to a decreased Transition Tax liability and a $1.8 million tax benefit for additional decreases to the net deferred tax liability relating to the reduction on the U.S. federal statutory tax rate to 21%. The Company anticipates finalizing and recording any adjustments resulting from the release of any additional guidance and interpretations by the end of its fiscal year ending December 29, 2018.
The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits in jurisdictions including the U.S., U.K., China, France, Germany, and Canada. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2015.
The Company and certain of its subsidiaries have ongoing tax controversies with various tax authorities in the U.S., Canada, Germany, France, and India. The Company does not believe that resolution of these controversies will have a material impact on its financial position or results of operations.

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

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(in thousands)
Service cost	$814	$749	$2,629	$2,277
Interest cost	2,752	2,663	8,241	8,428
Expected return on plan assets	(3,801)	(3,476)	(11,690)	(10,411)
Amortization of prior service credit	(135)	(134)	(406)	(392)
Amortization of net loss	736	1,017	2,267	3,030
Net periodic cost	$366	$819	$1,041	$2,932
The net periodic cost for the Company’s other post-retirement benefit plan for the three and nine months ended September 29, 2018 and September 30, 2017 was not significant.
13. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock, RSUs, and PSUs.
The following table provides stock-based compensation by the financial statement line item in which it is reflected:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(in thousands)
Cost of revenue	$1,596	$1,700	$4,747	$4,989
Selling, general and administrative	10,224	9,826	31,161	27,913
Stock-based compensation	$11,820	$11,526	$35,908	$32,902
During the nine months ended September 29, 2018, the Company granted stock options representing 0.5 million common shares with a per-share weighted-average grant date fair value of $24.80, RSUs representing 0.2 million common shares with a per-share weighted-average grant date fair value of $109.15, and PSUs representing 0.2 million common shares with a per-share weighted-average grant date fair value of $117.28. The maximum number of common shares to be issued upon vesting of PSUs granted during the nine months ended September 29, 2018 is 0.4 million.
14. FOREIGN CURRENCY CONTRACT
The Company entered into a foreign exchange forward contract to limit its foreign currency exposure related to intercompany loans that are not of a long-term investment nature. The contract is recorded at fair value in the Company’s unaudited condensed consolidated balance sheets and is not designated as hedging instruments. Any gains or losses on such a contract is immediately recognized in Other income, net, and is largely offset by the remeasurement of the underlying intercompany loan balances.
The notional amount and fair value of the Company’s foreign currency forward contract is summarized as follows:

	Notional Amount	Fair Value	Balance Sheet Location
	(in thousands)
September 29, 2018	$28,665	$29	Other Current Asset

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of the foreign exchange forward contract related to an intercompany loan denominated in British Pounds on the Company’s unaudited condensed consolidated statements of income was immaterial for the three months ended September 29, 2018.
The forward contract outstanding as of September 29, 2018 had a duration of 1 month. The Company had no such contracts during the three months ended September 30, 2017.
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
Lease Commitments
During the nine months ended September 29, 2018, the Company assumed or entered into new lease agreements or exercised options to extend the lease terms for certain existing leases. As a result, the Company’s lease obligations through 2032 increased by $55.2 million during the nine months ended September 29, 2018.
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
The following table presents a summary of severance and transition costs, and asset impairments (referred to as restructuring costs) related to this initiative within the unaudited condensed consolidated statements of income for the three and nine months ended September 29, 2018.

	Three Months Ended			Nine Months Ended
	September 29, 2018
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Cost of services provided and products sold (excluding amortization of intangible assets)	$95	$238	$333	$650	$822	$1,472
Selling, general and administrative	(30)	—	(30)	158	—	158
Total	$65	$238	$303	$808	$822	$1,630
Restructuring costs incurred during the fourth quarter of 2017 were $18.1 million, which primarily related to non-cash asset impairments and accelerated depreciation charges of $17.7 million. The costs incurred during the three and nine months ended September 29, 2018 were $0.3 million and $1.6 million, respectively. The remaining restructuring costs related to this initiative in 2018 are not expected to exceed $1.0 million, all of which relate to employee separation costs and other transition costs. All of the costs are recorded in the RMS reportable segment. The cash portion of the total costs are not expected to exceed $2.5 million.
Other Restructuring Initiatives
In recent fiscal years, the Company has undertaken productivity improvement initiatives within all reportable segments at various locations across the U.S., Europe, and Japan. This includes workforce right-sizing and scalability initiatives, resulting in severance and transition costs; and cost related to the consolidation of facilities, resulting in asset impairment and accelerated depreciation charges. The Company’s existing lease obligations for certain facilities continue through various dates, the latest being March 2028.
The following table presents a summary of restructuring costs related to these initiatives within the unaudited condensed consolidated statements of income for the three and nine months ended September 29, 2018 and September 30, 2017.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	September 29, 2018			September 30, 2017
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Cost of services provided and products sold (excluding amortization of intangible assets)	$30	$5	$35	$189	$276	$465
Selling, general and administrative	4,619	21	4,640	447	—	447
Total	$4,649	$26	$4,675	$636	$276	$912

	Nine Months Ended
	September 29, 2018			September 30, 2017
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Cost of services provided and products sold (excluding amortization of intangible assets)	$767	$27	$794	$1,188	$485	$1,673
Selling, general and administrative	6,354	21	6,375	788	—	788
Total	$7,121	$48	$7,169	$1,976	$485	$2,461
The following table presents restructuring costs by reportable segment for these productivity improvement initiatives:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(in thousands)
DSA	$56	$360	$1,021	$841
Manufacturing	—	552	870	1,620
Unallocated corporate	4,619	—	5,278	—
Total	$4,675	$912	$7,169	$2,461
The following table provides a rollforward for all of the Company’s severance and transition costs, and lease obligation liabilities related to all restructuring activities:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(in thousands)
Beginning balance	$6,810	$7,010	$6,856	$8,102
Expense	4,714	636	7,929	1,976
Payments / utilization	(4,407)	(676)	(7,544)	(3,506)
Foreign currency adjustments	(55)	200	(179)	598
Ending balance	$7,062	$7,170	$7,062	$7,170
As of September 29, 2018 and September 30, 2017, $2.6 million and $2.9 million of severance and other personnel related costs liabilities and lease obligation liabilities, respectively, were included in accrued compensation and accrued liabilities within the Company’s unaudited condensed consolidated balance sheets and $4.4 million and $4.3 million, respectively, were included in other long-term liabilities within the Company’s unaudited condensed consolidated balance sheets.

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
On January 11, 2018, we acquired KWS BioTest Limited (KWS BioTest), a CRO specializing in in vitro and in vivo discovery testing services for immuno-oncology, inflammatory and infectious diseases. The acquisition enhances our discovery expertise, with complementary offerings that provide our customers with additional tools in the active therapeutic research areas of oncology and immunology. The purchase price for KWS BioTest was $20.3 million in cash, subject to certain post-closing adjustments. In addition to the initial purchase price, the transaction includes aggregate, undiscounted contingent payments of up to £3.0 million (approximately $3.9 million based on recent exchange rates), based on future performance. During the three months ended September 29, 2018, the terms of these contingent payments were amended, resulting in a fixed payment of £2.0 million (approximately $2.6 million based on recent exchange rates), due in the first quarter of fiscal year 2019. The KWS BioTest business is reported as part of our DSA reportable segment.
On August 4, 2017, we acquired Brains On-Line, a CRO providing critical data that advances novel therapeutics for the treatment of central nervous system (CNS) diseases. Brains On-Line strategically expands our existing CNS capabilities and establishes us as a single-source provider for a broad portfolio of discovery CNS services. The purchase price for Brains On-Line was $21.3 million in cash. In addition to the initial purchase price, the transaction includes aggregate, undiscounted contingent payments of up to €6.7 million (approximately $7.8 million based on recent exchange rates), based on future performance and due in the first quarter of fiscal year 2019 if achieved. The Brains On-Line business is reported as part of our DSA reportable segment.
On February 10, 2017, we completed the divestiture of our CDMO business to Quotient Clinical Ltd., based in London, England, for $75.0 million in proceeds, net of cash, cash equivalents, and working capital adjustments. The CDMO business was acquired in April 2016 as part of the acquisition of WIL Research and was reported in our Manufacturing reportable segment.
Overview of Results of Operations and Liquidity
Revenue for the three months ended September 29, 2018 was $585.3 million compared to $464.2 million in the corresponding period in 2017. This increase of $121.1 million, or 26.1%, was primarily due to the recent acquisitions of MPI Research, KWS BioTest, and Brains On-Line as well as growth in our DSA and Manufacturing segments; partially offset by the negative effect of changes in foreign currency exchange rates which decreased revenue by $2.7 million, or 0.6%, when compared to the corresponding period in 2017. Revenue for the nine months ended September 29, 2018 was $1.7 billion compared to $1.4 billion in the corresponding period in 2017. This increase of $285.5 million, or 20.7%, was primarily due to both growth in our DSA and Manufacturing segments as well as the recent acquisitions of MPI Research, KWS BioTest, and Brains On-Line. The positive effect of changes in foreign currency exchange rates increased revenue by $30.2 million, or 2.2%, when compared to the corresponding period in 2017.
In the three months ended September 29, 2018, our operating income and operating income margin were $84.4 million and 14.4%, respectively, compared with $74.1 million and 16.0%, respectively, in the corresponding period of 2017. In the nine months ended September 29, 2018, our operating income and operating margin were $228.9 million and 13.8%, respectively, compared with $225.5 million and 16.3%, respectively, in the corresponding period of 2017. The increases in operating income were primarily due to our recent acquisitions. The decreases in operating income margin were primarily due to increased amortization expense and costs related to our recent acquisitions; as well as continued investments to support future growth of the Company, which includes increased investments in personnel (staffing levels and hourly wage increase), facility expansions (primarily in the RMS and Biologics businesses), and company-wide IT and infrastructure projects. Offsetting the decreases in operating income margin were the realization of improved volume, mix, and pricing across our products and services portfolio as well as the impact of recent productivity initiatives across all businesses.
Net income attributable to common shareholders increased to $60.4 million in the three months ended September 29, 2018, from $52.5 million in the corresponding period of 2017. The increase in Net income attributable to common shareholders was primarily due to the increase in operating income discussed above and net income tax benefits related to U.S. Tax Reform; partially offset by higher interest expense related to higher debt balances. Net income attributable to common shareholders increased to $166.7 million in the nine months ended September 29, 2018, from $153.2 million in the corresponding period of 2017. The increase in Net income attributable to common shareholders was primarily due to gains on our venture capital investments and a lower effective tax rate driven by net benefits of U.S. Tax Reform and the income tax gain on the divestiture of the CDMO business in 2017; partially offset by higher interest expense related to higher debt balances as well as the absence of a gain recorded in Other income, net on the CDMO divestiture in 2017.
During the first nine months of 2018, our cash flows from operations was $301.2 million compared with $193.8 million for 2017. The increase was primarily driven by an increase in income from continuing operations; positive changes in working capital resulting from an increase in our deferred revenue and customer contract deposits as well as improved collections of our receivables.
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

Results of Operations
Three Months Ended September 29, 2018 Compared to the Three Months Ended September 30, 2017
Revenue
The following tables present consolidated revenue by type and by reportable segment:

	Three Months Ended
	September 29, 2018	September 30, 2017	$ change	% change
	(in millions, except percentages)
Service revenue	$443.0	$326.7	$116.3	35.6%
Product revenue	142.3	137.5	4.8	3.4%
Total revenue	$585.3	$464.2	$121.1	26.1%

	Three Months Ended
	September 29, 2018	September 30, 2017	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$126.8	$122.0	$4.8	3.9%	(0.6)%
DSA	352.3	246.9	105.4	42.6%	(0.5)%
Manufacturing	106.2	95.3	10.9	11.5%	(1.1)%
Total revenue	$585.3	$464.2	$121.1	26.1%	(0.6)%
RMS revenue increased by $4.8 million due primarily to higher research model product revenue in China, and higher research model services revenue attributable to the IS and GEMS businesses resulting from increased research and development activity conducted across biotechnology, global biopharmaceutical, and academic institutional clients; partially offset by the effect of changes in foreign currency exchange rates.
DSA revenue increased $105.4 million due primarily to the recent acquisitions of MPI Research, KWS BioTest, and Brains On-Line, which contributed $70.2 million, $2.7 million and $1.0 million to service revenue growth, respectively. Additionally, service revenue increased in both the Safety Assessment and Discovery Services businesses due to demand from both biotechnology and global biopharmaceutical clients, as well as leveraging synergies between these businesses; and was partially offset by the effect of changes in foreign currency exchange rates.
Manufacturing revenue increased $10.9 million due primarily to higher demand for endotoxin products and species identification services in the Microbial Solutions business, higher service revenue in the Biologics business, higher product revenue in the Avian business; partially offset by the effect of changes in foreign currency exchange rates.
Cost of Services Provided and Products Sold (Excluding Amortization of Intangible Assets)
The following tables present consolidated Cost of services provided and products sold (excluding amortization of intangible assets) (Costs) by type and by reportable segment:

	Three Months Ended
	September 29, 2018	September 30, 2017	$ change	% change
	(in millions, except percentages)
Cost of services provided	$298.0	$219.7	$78.3	35.6%
Cost of products sold	71.1	67.7	3.4	5.1%
Total cost of services provided and products sold (excluding amortization of intangible assets)	$369.1	$287.4	$81.7	28.4%

	Three Months Ended
	September 29, 2018	September 30, 2017	$ change	% change
	(in millions, except percentages)
RMS	$79.2	$75.8	$3.4	4.5%
DSA	239.3	167.3	72.0	43.0%
Manufacturing	50.6	44.3	6.3	14.3%
Total cost of services provided and products sold (excluding amortization of intangible assets)	$369.1	$287.4	$81.7	28.4%

Costs for the three months ended September 29, 2018 increased $81.7 million, or 28.4%, compared to the corresponding period in 2017. Costs as a percentage of revenue for the three months ended September 29, 2018 were 63.1%, an increase of 1.2% from 61.9% for the corresponding period in 2017.
RMS Costs increased $3.4 million. RMS Costs as a percentage of revenue for the three months ended September 29, 2018 were 62.4%, an increase of 0.3% from 62.1% for the corresponding period in 2017.
DSA Costs increased $72.0 million due primarily to the recent acquisitions of MPI Research, KWS BioTest, and Brains On-Line, which included a higher service cost base; partially offset by the impact of changes in foreign currency exchange rates. DSA Costs as a percentage of revenue for the three months ended September 29, 2018 were 67.9%, an increase of 0.2% from 67.7% for the corresponding period in 2017.
Manufacturing Costs increased $6.3 million due primarily to an increase in Microbial Solutions Costs resulting from higher demand for endotoxin products and species identification services, increased Biologics service and Avian product revenue; partially offset by the effect of changes in foreign currency exchange rates. Manufacturing Costs as a percentage of revenue for the three months ended September 29, 2018 were 47.7%, an increase of 1.2% from 46.5% for the corresponding period in 2017.
Selling, General and Administrative Expenses

	Three Months Ended
	September 29, 2018	September 30, 2017	$ change	% change
	(in millions, except percentages)
RMS	$15.1	$15.2	$(0.1)	(0.1)%
DSA	33.8	25.7	8.1	31.5%
Manufacturing	20.1	16.7	3.4	20.3%
Unallocated corporate	44.0	34.8	9.2	26.1%
Total selling, general and administrative	$113.0	$92.4	$20.6	22.3%
Selling, general and administrative expenses (SG&A) for the three months ended September 29, 2018 increased $20.6 million, or 22.3%, compared to the corresponding period in 2017. SG&A as a percentage of revenue for the three months ended September 29, 2018 was 19.3%, a decrease of 0.6%, from 19.9% for the corresponding period in 2017.
RMS SG&A for the three months ended September 29, 2018 decreased $0.1 million, compared to the corresponding period in 2017. RMS SG&A as a percentage of revenue for the three months ended September 29, 2018 was 11.9%, a decrease of 0.5% from 12.4% for the corresponding period in 2017.
The increase in DSA SG&A of $8.1 million was primarily related to an increase in compensation, benefits, and other employee-related expenses due to our recent acquisitions and to support the growth of the business. DSA SG&A as a percentage of revenue for the three months ended September 29, 2018 was 9.6%, a decrease of 0.8% from 10.4% for the corresponding period in 2017.
The increase in Manufacturing SG&A of $3.4 million was primarily related to an increase in compensation, benefits, and other employee-related expenses to support the growth of the business. Manufacturing SG&A as a percentage of revenue for the three months ended September 29, 2018 was 18.9%, an increase of 1.4% from 17.5% for the corresponding period in 2017.
The increase in unallocated corporate SG&A of $9.2 million was primarily related to an increase in compensation, benefits, and other employee-related expenses.
Amortization of Intangible Assets

Amortization of intangible assets for the three months ended September 29, 2018 was $18.8 million, an increase of $8.4 million, or 81.6%, from $10.4 million for the corresponding period in 2017, due primarily to the amortization of certain intangible assets acquired in connection with our recent acquisitions.
Interest Income
Interest income, which represents earnings on cash, cash equivalents, and time deposits remained consistent at $0.2 million and $0.1 million for the three months ended September 29, 2018 and the corresponding period in 2017, respectively.
Interest Expense
Interest expense for the three months ended September 29, 2018 was $17.2 million, an increase of $9.5 million, or 124.3%, compared to $7.7 million for the corresponding period in 2017. The increase was due primarily to higher debt to fund our recent acquisitions.
Other Income, Net
Other income, net, was $5.9 million for the three months ended September 29, 2018, a decrease of $0.5 million, or 7.8%, compared to $6.4 million for the corresponding period in 2017. The decrease in Other income, net, was driven by a decrease of $0.2 million in gains recognized related to our venture capital investments.
Income Taxes
Income tax expense for the three months ended September 29, 2018 was $12.4 million, a decrease of $7.5 million compared to $19.9 million for the corresponding period in 2017. Our effective tax rate was 16.9% for the three months ended September 29, 2018, compared to 27.3% for the corresponding period in 2017. The decrease was primarily attributable to the net benefits of U.S. Tax Reform, as well as a one-time benefit under SAB 118 as a result of filing our 2017 U.S. federal tax return.
Nine Months Ended September 29, 2018 Compared to the Nine Months Ended September 30, 2017
Revenue
The following tables present consolidated revenue by type and by reportable segment:

	Nine Months Ended
	September 29, 2018	September 30, 2017	$ change	% change
	(in millions, except percentages)
Service revenue	$1,227.0	$960.6	$266.4	27.7%
Product revenue	437.6	418.5	19.1	4.6%
Total revenue	$1,664.6	$1,379.1	$285.5	20.7%

	Nine Months Ended
	September 29, 2018	September 30, 2017	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$391.2	$373.2	$18.0	4.8%	2.6%
DSA	958.7	726.8	231.9	31.9%	1.8%
Manufacturing	314.7	279.1	35.6	12.7%	2.7%
Total revenue	$1,664.6	$1,379.1	$285.5	20.7%	2.2%
RMS revenue increased $18.0 million due primarily to the effect of changes in foreign currency exchange rates, higher research model product revenue in China, and higher research model services revenue attributable to the IS and GEMS businesses resulting from increased research and development activity conducted across biotechnology, global biopharmaceutical, and academic institutional clients; partially offset by lower research model product revenue outside of China.
DSA Revenue increased $231.9 million due primarily to the recent acquisitions of MPI Research, KWS BioTest, and Brains On-Line, which contributed $136.8 million, $6.4 million and $6.0 million to service revenue growth, respectively. Additionally, service revenue increased in both the Safety Assessment and Discovery Services businesses due to demand from both biotechnology and global biopharmaceutical clients, as well as leveraging synergies between these businesses, and the effect of changes in foreign currency exchange rates.
Manufacturing revenue increased $35.6 million due primarily to higher demand for endotoxin products and species identification services in the Microbial Solutions business, higher service revenue in the Biologics business, higher product revenue in the Avian business, and the effect of changes in foreign currency exchange rates; partially offset by the absence of $1.8 million of service revenue related to the CDMO business.

Cost of Services Provided and Products Sold (Excluding Amortization of Intangible Assets)
The following tables present consolidated Costs by type and by reportable segment:

	Nine Months Ended
	September 29, 2018	September 30, 2017	$ change	% change
	(in millions, except percentages)
Cost of services provided	$844.1	$641.9	$202.2	31.5%
Cost of products sold	206.8	203.7	3.1	1.5%
Total cost of services provided and products sold (excluding amortization of intangible assets)	$1,050.9	$845.6	$205.3	24.3%

	Nine Months Ended
	September 29, 2018	September 30, 2017	$ change	% change
	(in millions, except percentages)
RMS	$238.8	$224.8	$14.0	6.2%
DSA	661.9	489.2	172.7	35.3%
Manufacturing	150.2	131.6	18.6	14.1%
Total cost of services provided and products sold (excluding amortization of intangible assets)	$1,050.9	$845.6	$205.3	24.3%
Costs for the nine months ended September 29, 2018 increased $205.3 million, or 24.3%, compared to the corresponding period in 2017. Costs as a percentage of revenue for the nine months ended September 29, 2018 were 63.1%, an increase of 1.8% from 61.3% for the corresponding period in 2017.
RMS Costs increased $14.0 million due primarily to the effect of changes in foreign currency exchange rates and certain charges associated with the realignment of our research model production site in Maryland. RMS Costs as a percentage of revenue for the nine months ended September 29, 2018 were 61.1%, an increase of 0.8% from 60.3% for the corresponding period in 2017.
DSA Costs increased $172.7 million due primarily to the recent acquisitions of MPI Research, KWS BioTest, and Brains On-Line, which included a higher service cost base, and the impact of changes in foreign currency exchange rates. DSA Costs as a percentage of revenue for the nine months ended September 29, 2018 were 69.0%, an increase of 1.7% from 67.3% for the corresponding period in 2017, due primarily to increases to compensation, benefits, and other employee related expenses to support the growth of the business as compared to the prior period.
Manufacturing Costs increased $18.6 million due primarily to an increase in Microbial Solutions Costs resulting from higher demand for endotoxin products and species identification services, increased Biologics service and Avian product revenue, and by the effect of changes in foreign currency exchange rates; partially offset by a decrease in CDMO Costs related to the divestiture of the CDMO business. Manufacturing Costs as a percentage of revenue for the nine months ended September 29, 2018 were 47.7%, an increase of 0.6% from 47.1% for the corresponding period in 2017.
Selling, General and Administrative Expenses

	Nine Months Ended
	September 29, 2018	September 30, 2017	$ change	% change
	(in millions, except percentages)
RMS	$46.3	$45.1	$1.2	2.5%
DSA	96.5	79.6	16.9	21.4%
Manufacturing	61.8	52.4	9.4	17.9%
Unallocated corporate	132.3	100.1	32.2	32.2%
Total selling, general and administrative	$336.9	$277.2	$59.7	21.6%
SG&A expenses for the nine months ended September 29, 2018 increased $59.7 million, or 21.6%, compared to the corresponding period in 2017. SG&A as a percentage of revenue for the nine months ended September 29, 2018 was 20.2%, an increase of 0.1%, from 20.1% for the corresponding period in 2017.
RMS SG&A remained consistent with the corresponding period in 2017. RMS SG&A as a percentage of revenue for the nine months ended September 29, 2018 was 11.8%, a decrease of 0.3%, from 12.1% for the corresponding period in 2017.

The increase in DSA SG&A of $16.9 million was primarily related to an increase in compensation, benefits, and other employee-related expenses due to our recent acquisitions and to support the growth of the business. DSA SG&A as a percentage of revenue for the nine months ended September 29, 2018 was 10.1%, a decrease of 0.8%, from 10.9% for the corresponding period in 2017.
The increase in Manufacturing SG&A of $9.4 million was primarily related to an increase in compensation, benefits, and other employee related expenses to support the growth of the business. Manufacturing SG&A as a percentage of revenue for the nine months ended September 29, 2018 was 19.6%, an increase of 0.8% from 18.8% for the corresponding period in 2017.
The increase in unallocated corporate SG&A of $32.2 million was primarily related to an increase in compensation, benefits, and other employee-related expenses and an increase in costs associated with the evaluation and integration of our recent acquisitions.
Amortization of Intangible Assets
Amortization of intangible assets for the nine months ended September 29, 2018 was $47.8 million, an increase of $16.9 million, or 54.7%, from $30.9 million for the corresponding period in 2017, due primarily to the amortization of certain intangible assets acquired in connection with our recent acquisitions.
Interest Income
Interest income, which represents earnings on cash, cash equivalents, and time deposits remained consistent at $0.7 million and $0.5 million for the nine months ended September 29, 2018 and September 30, 2017, respectively.
Interest Expense
Interest expense for the nine months ended September 29, 2018 was $47.0 million, an increase of $24.9 million, or 113.3%, compared to $22.1 million for the corresponding period in 2017. The increase was due primarily to higher debt to fund our recent acquisitions.
Other Income, Net
Other income, net, was $24.1 million for the nine months ended September 29, 2018, an increase of $0.1 million, or 0.3%, compared to $24.0 million for the corresponding period in 2017. The increase in Other income, net, was driven by an increase of $10.5 million in gains recognized related to our venture capital investments and the impact of changes in foreign currency exchange rates; partially offset by the absence of a $10.6 million gain recognized as a result of the CDMO business.
Income Taxes
Income tax expense for the nine months ended September 29, 2018 was $39.6 million, a decrease of $33.7 million compared to $73.3 million for the corresponding period in 2017. Our effective tax rate was 19.2% for the nine months ended September 29, 2018, compared to 32.2% for the corresponding period in 2017. The decrease was primarily attributable to the tax on the gain on the divestiture of the CDMO business of $18.0 million in 2017, net benefits of U.S. Tax Reform, as well as a one-time benefit under SAB 118 as a result of filing our 2017 U.S. federal tax return.
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
The following table presents our cash, cash equivalents and investments:

	September 29, 2018	December 30, 2017
	(in millions)
Cash and cash equivalents:
Held in U.S. entities	$27.5	$30.6
Held in non-U.S. entities	111.4	133.2
Total cash and cash equivalents	138.9	163.8
Investments:
Held in non-U.S. entities	5.2	28.5
Total cash, cash equivalents and investments	$144.1	$192.3

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
Amounts outstanding under our credit facilities and Senior Notes were as follows:

	September 29, 2018	December 30, 2017
	(in millions)
Term loans	$740.6	$601.3
Revolving facility	411.9	501.0
Senior Notes	500.0	—
Total	$1,652.5	$1,102.3
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
Repurchases of Common Stock
During the nine months ended September 29, 2018, we did not repurchase any shares under our authorized stock repurchase program. As of September 29, 2018, we had $129.1 million remaining on the authorized $1.3 billion stock repurchase program. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the nine months ended September 29, 2018, we acquired 0.1 million shares for $13.8 million through such netting.
Cash Flows
The following table presents our net cash provided by operating activities:

	Nine Months Ended
	September 29, 2018	September 30, 2017
	(in millions)
Income from continuing operations	$167.0	$154.6
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities	133.0	126.9
Changes in assets and liabilities	1.2	(87.7)
Net cash provided by operating activities	$301.2	$193.8
Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our income from continuing operations for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, deferred income taxes, and gains on venture capital investments and divestiture, as well as (2) changes in assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For the nine months ended September 29, 2018, compared to the nine months ended September 30, 2017, the increase in cash provided by operating activities was primarily driven by an increase in income from continuing operations; positive changes in working capital resulting from an increase in our deferred revenue (primarily due to a one-time up-front payment received in connection with a strategic agreement), an increase in customer contract deposits, as well as improved collections of our receivables.

The following table presents our net cash used in investing activities:

	Nine Months Ended
	September 29, 2018	September 30, 2017
	(in millions)
Acquisitions of businesses and assets, net of cash acquired	$(822.6)	$(22.5)
Capital expenditures	(71.4)	(53.9)
Investments, net	10.1	(35.6)
Proceeds from divestiture	—	72.5
Other, net	(0.1)	(0.3)
Net cash used in investing activities	$(884.0)	$(39.8)
For the nine months ended September 29, 2018, the primary use of cash used in investing activities related primarily to our acquisitions of MPI Research and KWS BioTest, and our capital expenditures to support the growth of the business; partially offset by proceeds from net investments, which primarily relate to short-term investments held by our U.K. operations. For the nine months ended September 30, 2017, the primary use of cash used in investing activities related to our capital expenditures to support the growth of the business, net investments, and our acquisition of Brains On-Line; partially offset by the proceeds from the divestiture of the CDMO business.
The following table presents our net cash provided by (used in) financing activities:

	Nine Months Ended
	September 29, 2018	September 30, 2017
	(in millions)
Proceeds from long-term debt and revolving credit facility	$2,392.2	$229.3
Proceeds from exercises of stock options	30.2	35.1
Payments on long-term debt, revolving credit facility and capital lease obligations	(1,832.8)	(309.3)
Payments on debt financing costs	(18.3)	—
Purchase of treasury stock	(13.8)	(106.9)
Other, net	—	(3.7)
Net cash provided by (used in) financing activities	$557.5	$(155.5)
For the nine months ended September 29, 2018, net cash provided by financing activities reflected the incremental proceeds from the refinancing of our previous $1.65 Billion Credit Facility to the $2.3 Billion Credit Facility and the proceeds from our $500.0 million Senior Notes; and proceeds from exercises of employee stock options of $30.2 million; partially offset by payments on debt financing costs of $18.3 million, and treasury stock purchases of $13.8 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements. For the nine months ended September 30, 2017, net cash used in financing activities reflected treasury stock purchases of $106.9 million made pursuant to our authorized stock repurchase program and the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements; and net payments of $80.0 million on our long-term debt, revolving credit facility, and capital lease obligations; partially offset by proceeds from exercises of employee stock options of $35.1 million.
Contractual Commitments and Obligations
The disclosure of our contractual commitments and obligations was reported in our Annual Report on Form 10-K for fiscal 2017. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K for fiscal 2017 other than the changes described in Note 7, “Fair Value,” Note 9, “Long-Term Debt and Capital Lease Obligations,” and Note 15, “Commitments and Contingencies” in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of September 29, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act, except as disclosed below.
Venture Capital Investments

We invest in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. Our total commitment to the funds as of September 29, 2018 was $114.9 million, of which we funded $65.3 million through September 29, 2018. Refer to Note 6, “Venture Capital Investments” in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.
Letters of Credit
Our off-balance sheet commitments related to our outstanding letters of credit as of September 29, 2018 were $5.5 million with the increase related primarily to the new MPI Research letter of credit.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Other than as discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the nine months ended September 29, 2018 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of September 29, 2018, our debt portfolio was comprised primarily of floating interest rate borrowings. A 100-basis point increase in interest rates would increase our annual pre-tax interest expense by $11.5 million.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound, Canadian Dollar, Chinese Yuan Renminbi, and Japanese Yen. During the nine months ended September 29, 2018, the most significant drivers of foreign currency translation adjustment the Company recorded as part of Other comprehensive income (loss) were the Euro, British Pound, Canadian Dollar, and Chinese Yuan Renminbi.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the nine months ended September 29, 2018, our revenue would have decreased by approximately $61.1 million and our operating income would have decreased by approximately $4.7 million, if the U.S. dollar exchange rate had strengthened by 10.0%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
During the nine months ended September 29, 2018, we utilized foreign exchange contracts, principally to hedge certain balance sheet exposures resulting from foreign currency fluctuations.
Item 4. Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of September 29, 2018, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
(b) Changes in Internal Controls
The Company continued to execute a plan to centralize certain accounting transaction processing functions to internal shared service centers during the three months ended September 29, 2018. There were no other material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 29, 2018 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended September 29, 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
July 1, 2018 to July 28, 2018	351	$112.24	—	$115,387
July 29, 2018 to August 25, 2018	519	121.89	—	115,323
August 26, 2018 to September 29, 2018	165	123.51	—	115,303
Total	1,035		—
Our Board of Directors authorized up to an aggregate amount of $1.3 billion for our stock repurchase program. As of September 29, 2018, we had $129.1 million remaining on the authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.

Item 6. Exhibits

(a) Exhibits	Description of Exhibits
10.1+*	Separation Memorandum between Davide Molho and Charles River Laboratories, Inc. dated August 1, 2018 (revised on August 28, 2018)
10.2+*	Separation Agreement between Davide Molho and Charles River Laboratories, Inc. dated August 1, 2018 (revised on August 28, 2018)
10.3+*	Consulting Agreement between Davide Molho and Charles River Laboratories, Inc. dated August 28, 2018
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1+	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

+ Furnished herein.
* Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

November 7, 2018	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

November 7, 2018	/s/ DAVID R. SMITH
David R. Smith Corporate Executive Vice President and Chief Financial Officer