Form 10-Q
period 2019-06-29
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2019-07-31
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 29, 2019

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission File No. 001-15943
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware			06-1397316
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)
251 Ballardvale Street	Wilmington	Massachusetts	01887
(Address of Principal Executive Offices)			(Zip Code)

(Registrant’s telephone number, including area code): (781) 222-6000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value	CRL	New York Stock Exchange
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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 26, 2019, there were 48,807,170 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2019

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
For example, we may use forward-looking statements when addressing topics such as: goodwill and asset impairments still under review; future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the investment in, and the development and performance of, our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with leading pharmaceutical and biotechnology companies, venture capital investments, and opportunities for future similar arrangements; our cost structure; the impact of acquisitions, including Citoxlab; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including gains and losses attributable to businesses we plan to close, consolidate, divest or repurpose; changes in our expectations regarding future stock option, restricted stock, performance share units, and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our liquidity. In addition, these statements include the impact of economic and market conditions on us and our clients; the effects of our cost saving actions and the steps to optimize returns to shareholders on an effective and timely basis; and our ability to withstand the current market conditions.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Service revenue	$505,880	$438,456	$956,822	$783,910
Product revenue	151,688	146,845	305,315	295,361
Total revenue	657,568	585,301	1,262,137	1,079,271
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	345,369	302,304	662,169	546,112
Cost of products sold (excluding amortization of intangible assets)	74,095	67,016	150,087	135,709
Selling, general and administrative	135,941	120,531	258,515	223,903
Amortization of intangible assets	22,395	18,740	41,806	29,008
Operating income	79,768	76,710	149,560	144,539
Other income (expense):
Interest income	274	182	453	464
Interest expense	(20,835)	(18,643)	(30,822)	(29,834)
Other income (expense), net	(213)	12,039	6,093	18,159
Income from continuing operations, before income taxes	58,994	70,288	125,284	133,328
Provision for income taxes	14,685	17,438	25,287	27,210
Income from continuing operations, net of income taxes	44,309	52,850	99,997	106,118
Income from discontinued operations, net of income taxes	—	1,529	—	1,506
Net income	44,309	54,379	99,997	107,624
Less: Net income attributable to noncontrolling interests	581	670	1,136	1,284
Net income attributable to common shareholders	$43,728	$53,709	$98,861	$106,340

Earnings per common share
Basic:
Continuing operations attributable to common shareholders	$0.90	$1.08	$2.03	$2.18
Discontinued operations	$—	$0.03	$—	$0.03
Net income attributable to common shareholders	$0.90	$1.11	$2.03	$2.22
Diluted:
Continuing operations attributable to common shareholders	$0.88	$1.06	$1.99	$2.14
Discontinued operations	$—	$0.03	$—	$0.03
Net income attributable to common shareholders	$0.88	$1.10	$1.99	$2.17

Weighted-average number of common shares outstanding:
Basic	48,772	48,198	48,615	47,992
Diluted	49,662	49,043	49,599	48,966

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$44,309	$54,379	$99,997	$107,624
Other comprehensive income (loss):
Foreign currency translation adjustment and other	(3,071)	(33,150)	6,814	(7,719)
Amortization of net loss and prior service benefit included in net periodic cost for pension and other post-retirement benefit plans	374	790	748	1,249
Comprehensive income, before income taxes	41,612	22,019	107,559	101,154
Less: Income tax expense (benefit) related to items of other comprehensive income	1,232	(2,320)	1,130	(598)
Comprehensive income, net of income taxes	40,380	24,339	106,429	101,752
Less: Comprehensive income (loss) related to noncontrolling interests, net of income taxes	88	(218)	1,101	960
Comprehensive income attributable to common shareholders, net of income taxes	$40,292	$24,557	$105,328	$100,792

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	June 29, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$200,589	$195,442
Trade receivables, net	545,148	472,248
Inventories	134,925	127,892
Prepaid assets	60,485	53,447
Other current assets	68,911	48,807
Total current assets	1,010,058	897,836
Property, plant and equipment, net	1,006,330	932,877
Operating lease right-of-use assets, net	131,880	—
Goodwill	1,526,682	1,247,133
Client relationships, net	644,192	537,945
Other intangible assets, net	90,509	72,943
Deferred tax assets	33,483	23,386
Other assets	182,350	143,759
Total assets	$4,625,484	$3,855,879
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Current portion of long-term debt and finance leases	$33,955	$31,416
Accounts payable	99,381	66,250
Accrued compensation	129,844	137,212
Deferred revenue	167,530	145,139
Accrued liabilities	122,893	106,925
Other current liabilities	81,995	71,280
Total current liabilities	635,598	558,222
Long-term debt, net and finance leases	2,040,388	1,636,598
Operating lease right-of-use liabilities	108,311	—
Deferred tax liabilities	181,755	143,635
Other long-term liabilities	180,589	179,121
Total liabilities	3,146,641	2,517,576
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	20,479	18,525
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 48,937 shares issued and 48,799 shares outstanding as of June 29, 2019, and 48,210 shares issued and 48,209 shares outstanding as of December 29, 2018	489	482
Additional paid-in capital	1,497,794	1,447,512
Retained earnings	140,957	42,096
Treasury stock, at cost, 138 and 1 shares, as of June 29, 2019 and December 29, 2018, respectively	(17,938)	(55)
Accumulated other comprehensive loss	(166,236)	(172,703)
Total equity attributable to common shareholders	1,455,066	1,317,332
Noncontrolling interest	3,298	2,446
Total equity	1,458,364	1,319,778
Total liabilities, redeemable noncontrolling interests, and equity	$4,625,484	$3,855,879
See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash flows relating to operating activities
Net income	$99,997	$107,624
Less: Income from discontinued operations, net of income taxes	—	1,506
Income from continuing operations, net of income taxes	99,997	106,118
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	94,504	76,606
Stock-based compensation	29,404	24,088
Deferred income taxes	(1,347)	(6,212)
Gain on venture capital investments	(6,321)	(17,385)
Other, net	3,312	6,961
Changes in assets and liabilities:
Trade receivables, net	(36,538)	(19,375)
Inventories	(2,565)	(7,444)
Accounts payable	18,195	(12,608)
Accrued compensation	(25,421)	(2,417)
Deferred revenue	(241)	(4,331)
Customer contract deposits	(10,918)	37,543
Other assets and liabilities, net	(17,649)	2,379
Net cash provided by operating activities	144,412	183,923
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(492,381)	(821,350)
Capital expenditures	(41,512)	(48,939)
Purchases of investments and contributions to venture capital investments	(14,753)	(11,097)
Proceeds from sale of investments	15	30,406
Other, net	(607)	(56)
Net cash used in investing activities	(549,238)	(851,036)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	1,485,731	2,392,568
Proceeds from exercises of stock options	23,853	24,196
Payments on long-term debt, revolving credit facility, and finance lease obligations	(1,076,761)	(1,680,207)
Payment of debt financing costs	—	(18,314)
Purchase of treasury stock	(17,883)	(13,668)
Other, net	(10,516)	—
Net cash provided by financing activities	404,424	704,575
Discontinued operations
Net cash used in operating activities from discontinued operations	—	(3,731)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,670	(4,697)
Net change in cash, cash equivalents, and restricted cash	5,268	29,034
Cash, cash equivalents, and restricted cash, beginning of period	197,318	166,331
Cash, cash equivalents, and restricted cash, end of period	$202,586	$195,365

	Six Months Ended
	June 29, 2019	June 30, 2018
Supplemental cash flow information:
Cash and cash equivalents	$200,589	$192,300
Restricted cash included in Other current assets	498	593
Restricted cash included in Other assets	1,499	2,472
Cash, cash equivalents, and restricted cash, end of period	$202,586	$195,365

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 29, 2018	48,210	$482	$1,447,512	$42,096	$(172,703)	1	$(55)	$1,317,332	$2,446	$1,319,778
Net income	—	—	—	55,133	—	—	—	55,133	469	55,602
Other comprehensive income	—	—	—		9,903	—	—	9,903	—	9,903
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,451)	—	—	—	—	(1,451)	—	(1,451)
Issuance of stock under employee compensation plans	674	7	22,051	—	—	—	—	22,058	—	22,058
Acquisition of treasury shares	—	—	—	—	—	136	(17,760)	(17,760)	—	(17,760)
Stock-based compensation	—	—	12,899	—	—	—	—	12,899	—	12,899
March 30, 2019	48,884	489	1,481,011	97,229	(162,800)	137	(17,815)	1,398,114	2,915	1,401,029
Net income	—	—	—	43,728	—	—	—	43,728	383	44,111
Other comprehensive loss	—	—	—		(3,436)	—	—	(3,436)	—	(3,436)
Purchase of additional equity interest in and modification of Vital River redeemable noncontrolling interest	—	—	(1,870)	—	—	—	—	(1,870)	—	(1,870)
Issuance of stock under employee compensation plans	53	—	2,148	—	—	—	—	2,148	—	2,148
Acquisition of treasury shares	—	—	—	—	—	1	(123)	(123)	—	(123)
Stock-based compensation	—	—	16,505	—	—	—	—	16,505	—	16,505
June 29, 2019	48,937	$489	$1,497,794	$140,957	$(166,236)	138	$(17,938)	$1,455,066	$3,298	$1,458,364

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 30, 2017	87,495	$875	$2,560,192	$288,658	$(144,731)	40,093	$(1,659,914)	$1,045,080	$2,327	$1,047,407
Net income	—	—	—	52,631	—	—	—	52,631	464	53,095
Other comprehensive income	—	—	—	—	23,604	—	—	23,604		23,604
Reclassification due to adoption of ASU 2018-02 Reclass	—	—	—	3,330	(3,330)	—	—	—	—	—
Adjustment due to adoption of ASU 2016-01	—	—	—	1,424	—	—	—	1,424	—	1,424
Issuance of stock under employee compensation plans	630	6	20,088	—	—	—	—	20,094	—	20,094
Acquisition of treasury shares	—	—	—	—	—	126	(13,549)	(13,549)	—	(13,549)
Stock-based compensation			10,541	—	—	—	—	10,541	—	10,541
March 31, 2018	88,125	881	2,590,821	346,043	(124,457)	40,219	(1,673,463)	1,139,825	2,791	1,142,616
Net income	—	—	—	53,709	—	—	—	53,709	448	54,157
Other comprehensive income	—	—	—	—	(29,151)	—	—	(29,151)	—	(29,151)
Issuance of stock under employee compensation plans	96	1	4,154	—	—	—	—	4,155	—	4,155
Acquisition of treasury shares	—	—	—	—	—	1	(119)	(119)	—	(119)
Stock-based compensation			13,547	—	—	—	—	13,547	—	13,547
June 30, 2018	88,221	$882	$2,608,522	$399,752	$(153,608)	40,220	$(1,673,582)	$1,181,966	$3,239	$1,185,205
Balances may differ compared to prior condensed consolidated balance sheets due to rounding.

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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses.” The standard, including subsequently issued amendments, requires a financial asset measured at amortized cost basis, such as accounts receivable, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and requires the modified retrospective approach. Early adoption is permitted. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures.
2. BUSINESS ACQUISITIONS
Citoxlab
On April 29, 2019, the Company acquired Citoxlab, a non-clinical contract research organization (CRO), specializing in regulated safety assessment services, non-regulated discovery services, and medical device testing. With operations in Europe and North America, the acquisition of Citoxlab further strengthens the Company’s position as a leading, global, early-stage CRO by expanding its scientific portfolio and geographic footprint, which enhances the Company’s ability to partner with clients across the drug discovery and development continuum. The preliminary purchase price for Citoxlab was $528.1 million in cash, subject to certain post-closing adjustments that may change the purchase price. The acquisition was funded through a combination of cash on hand and proceeds from the Company’s $2.3B Credit Facility under the multi-currency revolving facility. See Note 9, “Long-Term Debt and Finance Leases.” This business is reported as part of the Company’s DSA reportable segment.
The preliminary purchase allocation of $491.7 million, net of $36.4 million of cash acquired was as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

April 29, 2019
(in thousands)
Trade receivables (contractual amount of $35,547)	$35,547
Inventories	5,282
Other current assets (excluding cash)	14,687
Property, plant and equipment	93,326
Goodwill	275,076
Definite-lived intangible assets	161,100
Other long-term assets	20,465
Deferred revenue	(14,647)
Current liabilities	(46,118)
Deferred tax liabilities	(28,467)
Other long-term liabilities	(20,487)
Redeemable noncontrolling interest	(4,035)
Total purchase price allocation	$491,729

The preliminary purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including certain contracts and obligations. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.
The breakout of definite-lived intangible assets acquired was as follows:

	Definite-Lived Intangible Assets	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$133,500	13
Developed technology	19,900	3
Backlog	7,700	1
Total definite-lived intangible assets	$161,100	12

The goodwill resulting from the transaction, $7.2 million of which is deductible for tax purposes due to a prior asset acquisition, is primarily attributable to the potential growth of the Company’s DSA business from customers introduced through Citoxlab and the assembled workforce of the acquired business.
The Company incurred transaction and integration costs in connection with the acquisition of $12.1 million and $17.2 million for the three and six months ended June 29, 2019, respectively, which were primarily included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.
Beginning on April 29, 2019, Citoxlab has been included in the operating results of the Company. Citoxlab revenue and net operating income for the three months ended June 29, 2019 was $30.9 million and $2.0 million, respectively.
The following selected unaudited pro forma consolidated results of operations are presented as if the Citoxlab acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition, which is December 31, 2017, after giving effect to certain adjustments. For the six months ended June 29, 2019, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $4.0 million, additional interest expense on borrowings of $1.2 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments. For the six months ended June 30, 2018, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $5.1 million, additional interest expense on borrowings of $2.0 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(in thousands)
Revenue	$673,645	$630,411	$1,325,483	$1,168,651
Net income attributable to common shareholders	53,625	54,990	114,653	107,859

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No significant integration costs were incurred in connection with the acquisition for the three and six months ended June 29, 2019. The Company incurred transaction and integration costs in connection with the acquisition of $11.7 million and $14.5 million for the three and six months ended June 30, 2018, respectively, which were primarily included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.
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

	June 30, 2018
	Three Months Ended	Six Months Ended
	(in thousands)
Revenue	$585,297	$1,141,388
Net income attributable to common shareholders	60,161	109,575

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No significant integration costs were incurred in connection with the acquisition for the three and six months ended June 29, 2019. No significant integration costs were incurred in connection with the acquisition for the three months ended June 30, 2018 and $0.5 million of integration costs were incurred for the six months ended June 30, 2018, which were included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.
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
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Generally, the Company does not extend payment terms beyond one year. Applying the practical expedient, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component for the six months ended June 29, 2019 and June 30, 2018.
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
Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major business line and timing of transfer of products or services:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(in thousands)
Major Products/Service Lines:
RMS	$136,054	$130,426	$273,226	$264,384
DSA	405,517	346,416	759,714	606,408
Manufacturing	115,997	108,459	229,197	208,479
Total revenue	$657,568	$585,301	$1,262,137	$1,079,271

Timing of Revenue Recognition:
RMS
Services and products transferred over time	$57,321	$48,804	$112,134	$97,530
Services and products transferred at a point in time	78,733	81,622	161,092	166,854
DSA
Services and products transferred over time	405,351	346,226	759,429	605,970
Services and products transferred at a point in time	166	190	285	438
Manufacturing
Services and products transferred over time	34,470	32,987	66,366	61,558
Services and products transferred at a point in time	81,527	75,472	162,831	146,921
Total revenue	$657,568	$585,301	$1,262,137	$1,079,271

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
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 29, 2019. Excluded from the disclosure is the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of June 29, 2019:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Revenue Expected to be Recognized in Future Periods
	Less than 1 Year	1 to 3 Years	4 to 5 Years	Beyond 5 Years	Total
	(in thousands)
DSA	$151,851	$109,835	$5,698	$487	$267,871
Manufacturing	10,057	16,279	50	26	26,412
Total	$161,908	$126,114	$5,748	$513	$294,283

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

	June 29, 2019	December 29, 2018
	(in thousands)
Balances from contracts with customers:
Client receivables	$422,031	$370,131
Contract assets (unbilled revenue)	126,306	105,216
Contract liabilities (current and long-term deferred revenue)	195,274	179,559
Contract liabilities (customer contract deposits)	32,923	38,245

When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. As of June 29, 2019, the Company excluded approximately $27 million of unpaid advanced client billings from both client receivables and deferred revenue and approximately $33 million of advanced client payments have been presented as customer contract deposits within other current liabilities in the accompanying unaudited condensed consolidated balance sheets.
Other changes in the contract asset and the contract liability balances during the six months ended June 29, 2019 were as follows:
(i) Changes due to business combinations:
See Note 2. “Business Acquisitions” for client receivables, contract assets, and contract liabilities that were acquired as part of the Citoxlab acquisition on April 29, 2019.
(ii) Cumulative catch-up adjustments to revenue that affect the corresponding contract asset or contract liability, including adjustments arising from a change in the measure of progress, a change in an estimate of the transaction price (including any changes in the assessment of whether an estimate of variable consideration is constrained), or a contract modification:
During the six months ended June 29, 2019, an immaterial cumulative catch-up adjustment to revenue was recorded.
(iii) A change in the time frame for a right to consideration to become unconditional (that is, for a contract asset to be recorded as a client receivable):
Approximately 85% of unbilled revenue as of December 29, 2018 was billed during the six months ended June 29, 2019.
(iv) A change in the time frame for a performance obligation to be satisfied (that is, for the recognition of revenue arising from a contract liability):
Approximately 70% of contract liabilities as of December 29, 2018 were recognized as revenue during the six months ended June 29, 2019.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. SEGMENT INFORMATION
The Company’s three reportable segments are Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Support (Manufacturing).
The following table presents revenue and other financial information by reportable segment:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(in thousands)
RMS
Revenue	$136,054	$130,426	$273,226	$264,384
Operating income	31,512	34,245	69,344	72,772
Depreciation and amortization	4,981	4,901	9,303	9,754
Capital expenditures	5,049	5,314	9,161	9,939
DSA
Revenue	$405,517	$346,416	$759,714	$606,408
Operating income	63,514	56,623	110,219	97,482
Depreciation and amortization	37,549	31,042	71,333	51,829
Capital expenditures	15,141	10,894	23,989	23,696
Manufacturing
Revenue	$115,997	$108,459	$229,197	$208,479
Operating income	33,141	34,115	64,640	62,638
Depreciation and amortization	5,782	5,868	11,587	11,604
Capital expenditures	4,272	3,188	7,878	10,022

Reconciliations of segment operating income, depreciation and amortization, and capital expenditures to the respective consolidated amounts are as follows:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(in thousands)
Three Months Ended:
Total reportable segments	$128,167	$124,983	$48,312	$41,811	$24,462	$19,396
Unallocated corporate	(48,399)	(48,273)	834	1,585	319	1,817
Total consolidated	$79,768	$76,710	$49,146	$43,396	$24,781	$21,213

Six Months Ended:
Total reportable segments	$244,203	$232,892	$92,223	$73,187	$41,028	$43,657
Unallocated corporate	(94,643)	(88,353)	2,281	3,419	484	5,282
Total consolidated	$149,560	$144,539	$94,504	$76,606	$41,512	$48,939

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue for each significant product or service offering is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(in thousands)
RMS	$136,054	$130,426	$273,226	$264,384
DSA	405,517	346,416	759,714	606,408
Manufacturing	115,997	108,459	229,197	208,479
Total revenue	$657,568	$585,301	$1,262,137	$1,079,271

A summary of unallocated corporate expense consists of the following:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(in thousands)
Stock-based compensation	$10,718	$9,616	$18,992	$16,607
Compensation, benefits, and other employee-related expenses	13,753	15,315	35,791	35,911
External consulting and other service expenses	4,094	5,010	7,904	7,944
Information technology	4,555	3,190	7,277	5,654
Depreciation	834	1,585	2,281	3,419
Acquisition and integration	12,470	11,692	17,942	14,556
Other general unallocated corporate	1,975	1,865	4,456	4,262
Total unallocated corporate expense	$48,399	$48,273	$94,643	$88,353

Other general unallocated corporate expense consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.
Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Three Months Ended:
June 29, 2019	$367,924	$182,770	$68,902	$36,213	$1,759	$657,568
June 30, 2018	334,016	161,656	51,559	36,235	1,835	585,301
Six Months Ended:
June 29, 2019	$718,100	$349,135	$122,881	$69,392	$2,629	$1,262,137
June 30, 2018	582,996	322,482	100,137	70,755	2,901	1,079,271

Included in the Asia Pacific category above are operations located in China, Japan, Korea, Australia, Singapore, and India. Included in the Other category above are operations located in Brazil and Israel. Revenue represents sales originating in entities physically located in the identified geographic area.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables, net is as follows:

	June 29, 2019	December 29, 2018
	(in thousands)
Client receivables	$422,031	$370,131
Unbilled revenue	126,306	105,216
Total	548,337	475,347
Less: Allowance for doubtful accounts	(3,189)	(3,099)
Trade receivables, net	$545,148	$472,248

The composition of inventories is as follows:

	June 29, 2019	December 29, 2018
	(in thousands)
Raw materials and supplies	$24,665	$22,378
Work in process	22,730	21,732
Finished products	87,530	83,782
Inventories	$134,925	$127,892

The composition of other current assets is as follows:

	June 29, 2019	December 29, 2018
	(in thousands)
Prepaid income tax	$66,908	$47,157
Investments	887	885
Restricted cash	498	465
Other	618	300
Other current assets	$68,911	$48,807

The composition of other assets is as follows:

	June 29, 2019	December 29, 2018
	(in thousands)
Venture capital investments	$99,748	$87,545
Other investments	12,492	1,046
Life insurance policies	35,821	32,340
Restricted cash	1,499	1,411
Other	32,790	21,417
Other assets	$182,350	$143,759

The composition of other current liabilities is as follows:

	June 29, 2019	December 29, 2018
	(in thousands)
Current portion of operating lease right-of-use liabilities	$19,405	$—
Accrued income taxes	22,254	24,120
Customer contract deposits	32,923	38,245
Other	7,413	8,915
Other current liabilities	$81,995	$71,280

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of other long-term liabilities is as follows:

	June 29, 2019	December 29, 2018
	(in thousands)
U.S. Transition Tax	$52,066	$52,064
Long-term pension liability	29,025	24,671
Accrued executive supplemental life insurance retirement plan	36,976	36,086
Long-term deferred revenue	27,744	34,420
Other	34,778	31,880
Other long-term liabilities	$180,589	$179,121

6. VENTURE CAPITAL AND OTHER INVESTMENTS
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
Venture capital investments were $99.7 million and $87.5 million as of June 29, 2019 and December 29, 2018, respectively. The Company’s total commitment to the venture capital funds as of June 29, 2019 was $128.6 million, of which the Company funded $75.4 million through that date. The Company received dividends totaling $0.9 million and $1.5 million for the three months ended June 29, 2019 and June 30, 2018, respectively. The Company received dividends totaling $1.6 million and $8.5 million for the six months ended June 29, 2019 and June 30, 2018, respectively. The Company recognized losses of $4.3 million and gains of $10.9 million related to the venture capital investments for the three months ended June 29, 2019 and June 30, 2018, respectively. The Company recognized gains of $6.3 million and $17.4 million related to the venture capital investments for the six months ended June 29, 2019 and June 30, 2018, respectively. Gains and losses are recorded in Other income, net in the accompanying unaudited condensed consolidated statements of income.
The Company also invests directly in equity of privately-held companies. These investments are reported at fair value or under the equity method of accounting, as appropriate. Equity investments that do not have readily determinable fair values are generally recorded at cost, plus or minus certain adjustments. Other investments were $12.5 million and $1.0 million as of June 29, 2019 and December 29, 2018, respectively. The Company recognized an insignificant amount of gains and losses related to these investments for the three and six months ended June 29, 2019 and June 30, 2018. Gains and losses from other investments are recorded in Other income, net in the accompanying unaudited consolidated statements of income.
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
The fair value hierarchy level is determined by asset and class based on the lowest level of significant input. The observability of inputs may change for certain assets or liabilities. This condition could cause an asset or liability to be reclassified between levels. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the six months ended June 29, 2019 and June 30, 2018, there were no transfers between levels.
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

•	Contingent consideration - Valued based on a probability weighting of the future cash flows associated with the potential outcomes.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 29, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$32,476	$—	$32,476
Other assets:
Life insurance policies	—	28,160	—	28,160
Total assets measured at fair value	$—	$60,636	$—	$60,636

Other current liabilities measured at fair value:
Contingent consideration	$—	$—	$719	$719

	December 29, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$45,982	$—	$45,982
Other assets:
Life insurance policies	—	24,541	—	24,541
Total assets measured at fair value	$—	$70,523	$—	$70,523

Other current liabilities:
Contingent consideration	$—	$—	$3,033	$3,033
Foreign currency forward contract	—	1,319	—	1,319
Total liabilities measured at fair value	$—	$1,319	$3,033	$4,352

Contingent Consideration
The following table provides a rollforward of the contingent consideration related to previous business acquisitions. See Note 2, “Business Acquisitions.”

	Six Months Ended
	June 29, 2019	June 30, 2018
	(in thousands)
Beginning balance	$3,033	$298
Additions	2,869	2,746
Payments	(5,252)	—
Foreign currency translation	69	(164)
Ending balance	$719	$2,880

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
As of both June 29, 2019 and December 29, 2018, the book value of the Company’s Senior Notes, which is a fixed rate obligation carried at amortized cost, was $500.0 million. The fair value of the Company’s Senior Notes as of June 29, 2019 and December 29, 2018 was $523.8 million and $495.0 million, respectively. Fair value is based on quoted market prices as well as borrowing rates available to the Company. As the fair value is based on significant other observable outputs, it is deemed to be Level 2 within the fair value hierarchy.
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

		Adjustments to Goodwill
	December 29, 2018	Acquisitions	Foreign Exchange	June 29, 2019
	(in thousands)
RMS	$56,968	$—	$2	$56,970
DSA	1,051,470	275,076	4,618	1,331,164
Manufacturing	138,695		(147)	138,548
Goodwill	$1,247,133	$275,076	$4,473	$1,526,682

The increase in goodwill during the six months ended June 29, 2019 related primarily to the acquisition of Citoxlab in the DSA reportable segment and the impact of foreign exchange.
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	June 29, 2019			December 29, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Backlog	$28,761	$(21,314)	$7,447	$20,900	$(18,691)	$2,209
Technology	121,717	(48,712)	73,005	101,506	(41,870)	59,636
Trademarks and trade names	8,273	(4,715)	3,558	8,331	(4,640)	3,691
Other	17,629	(11,130)	6,499	17,448	(10,041)	7,407
Other intangible assets	176,380	(85,871)	90,509	148,185	(75,242)	72,943
Client relationships	931,954	(287,762)	644,192	791,725	(253,780)	537,945
Intangible assets	$1,108,334	$(373,633)	$734,701	$939,910	$(329,022)	$610,888

The increase in intangible assets, net during the six months ended June 29, 2019 related primarily to the acquisition of Citoxlab.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS
Long-Term Debt and Finance Lease Obligations
Long-term debt, net and finance leases consists of the following:

	June 29, 2019	December 29, 2018
	(in thousands)
Term loans	$712,500	$731,250
Revolving facility	839,206	397,452
Senior Notes	500,000	500,000
Other debt	5,717	26,286
Finance leases (Note 16)	31,511	29,240
Total debt and finance leases	2,088,934	1,684,228
Less:
Current portion of long-term debt	30,708	28,228
Current portion of finance leases (Note 16)	3,247	3,188
Current portion of long-term debt and finance leases	33,955	31,416
Long-term debt and finance leases	2,054,979	1,652,812
Debt discount and debt issuance costs	(14,591)	(16,214)
Long-term debt, net and finance leases	$2,040,388	$1,636,598

As of June 29, 2019 and December 29, 2018, the weighted average interest rate on the Company’s debt was 3.14% and 4.24%, respectively.
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
The $2.3B Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company’s business and negative and affirmative covenants. These covenants include (1) maintenance of a ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 3.50 to 1.0 as well as (2) maintenance of a ratio of consolidated indebtedness to consolidated EBITDA for any period of four consecutive fiscal quarters, of no more than 4.50 to 1.0 with step downs to 3.50 to 1.0 by the last day of the first quarter of 2020. As of June 29, 2019, the Company was compliant with all covenants.
The obligations of the Company under the $2.3B Credit Facility are collateralized by substantially all of the assets of the Company.
During the six months ended June 29, 2019, the Company had multiple U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Company’s $2.3B Credit Facility, which ranged from $300 million to $350 million. This resulted in foreign currency losses recognized in Other income, net. The Company entered into foreign exchange forward contracts to limit its foreign currency exposures related to these borrowings. As of June 29, 2019, the Company did not have any outstanding borrowings in a currency different than its respective functional currency. See Note 14, “Foreign Currency Contracts”, for further discussion.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The acquisition of Citoxlab on April 29, 2019 for $528.1 million in cash was funded through a combination of cash on hand and proceeds from the $2.3B Credit Facility under the multi-currency revolving facility.
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
Letters of Credit
As of June 29, 2019 and December 29, 2018, the Company had $6.7 million and $6.5 million, respectively, in outstanding letters of credit.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(in thousands)
Numerator:
Income from continuing operations, net of income taxes	$44,309	$52,850	$99,997	$106,118
Income from discontinued operations, net of income taxes	—	1,529	—	1,506
Less: Net income attributable to noncontrolling interests	581	670	1,136	1,284
Net income attributable to common shareholders	$43,728	$53,709	$98,861	$106,340

Denominator:
Weighted-average shares outstanding - Basic	48,772	48,198	48,615	47,992
Effect of dilutive securities:
Stock options, restricted stock units, performance share units and restricted stock	890	845	984	974
Weighted-average shares outstanding - Diluted	49,662	49,043	49,599	48,966

Options to purchase 0.4 million and 0.5 million shares for the three months ended June 29, 2019 and June 30, 2018, respectively, as well as a non-significant number of restricted shares, restricted stock units (RSUs), and performance share units (PSUs), were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase 0.4 million and 0.5 million shares for the six months ended June 29, 2019 and June 30, 2018, respectively, as well as a non-significant number of restricted shares, RSUs and PSUs, were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted-average shares outstanding for the six months ended June 29, 2019 and June 30, 2018 excluded the impact of 1.0 million and 1.1 million shares, respectively, of non-vested restricted stock and RSUs.
Treasury Shares
During the six months ended June 29, 2019 and June 30, 2018, the Company did not repurchase any shares under its authorized stock repurchase program. As of June 29, 2019, the Company had $129.1 million remaining on the authorized stock repurchase program.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of RSUs and PSUs in order to satisfy individual statutory tax withholding requirements. During the six months ended June 29, 2019 and June 30, 2018, the Company acquired 0.1 million shares for $17.9 million and 0.1 million shares for $13.7 million, respectively, from such netting.
Accumulated Other Comprehensive Income (Loss)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 29, 2018	$(102,199)	$(70,504)	$(172,703)
Other comprehensive income before reclassifications	6,849	—	6,849
Amounts reclassified from accumulated other comprehensive loss	—	748	748
Net current period other comprehensive income	6,849	748	7,597
Income tax expense	961	169	1,130
June 29, 2019	$(96,311)	$(69,925)	$(166,236)

Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as noncontrolling interest. The activity within the nonredeemable noncontrolling interest was immaterial during the three and six months ended June 29, 2019 and June 30, 2018.
Redeemable Noncontrolling Interests
On June 13, 2019, the Company purchased an additional 5% equity interest in Vital River for $7.9 million, resulting in total ownership of 92%. The Company recorded a $0.8 million gain in equity equal to the excess fair value of the 5% equity interest over the purchase price. Concurrent with the transaction, the pre-existing agreement was further amended to provide the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 8% equity interest (redeemable noncontrolling interest) at a contractually defined redemption value, subject to a redemption floor, which represents a derivative embedded within the equity instrument. These rights are exercisable beginning in 2022 and are accelerated in certain events. The Company recorded a charge of $2.2 million in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income, equal to the excess fair value of the hybrid instrument (equity interest with embedded derivative) over the fair value of the 8% equity interest. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value ($13.9 million as of June 29, 2019) and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 8% interest, the noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities. The agreement does not limit the amount that the Company could be required to pay to purchase the remaining 8% equity interest.
As part of the Citoxlab acquisition on April 29, 2019, the Company acquired a less than wholly owned subsidiary that is fully consolidated under the voting interest model. The Company acquired a 90% equity interest, which includes a 10% redeemable noncontrolling interest. The noncontrolling interest holders have the ability to require the Company to purchase the remaining 10% interest at certain dates in the future between 2021 through 2023. The noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets and is approximately $4 million as of June 29, 2019.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a rollforward of the activity related to the Company’s redeemable noncontrolling interests:

	Six Months Ended
	June 29, 2019	June 30, 2018
	(in thousands)
Beginning balance	$18,525	$16,609
Adjustment to Vital River redemption value (three months ended March 30, 2019)	1,451	—
Purchase of Vital River 5% equity interest	(8,745)	—
Change in fair value of Vital River 8% equity interest, included in additional-paid-in-capital	2,708	—
Modification of Vital River 8% purchase option	2,196	—
Acquisition of a 10% non-controlling interest through acquiring Citoxlab	4,095	—
Net income attributable to noncontrolling interests	284	377
Foreign currency translation	(35)	(324)
Ending balance	$20,479	$16,662

11. INCOME TAXES
The Company’s effective tax rates remained relatively consistent for the three months ended June 29, 2019 and June 30, 2018 at 24.9% and 24.8%, respectively. The Company’s effective tax rates also remained relatively consistent for the six months ended June 29, 2019 and June 30, 2018 at 20.2% and 20.4%, respectively. The slight changes in the effective tax rates from the prior year periods were primarily attributable to the increased non-deductible transaction costs in the three months ended June 29, 2019, offset by increased research and development credits and the acquisition of Citoxlab.
For the three months ended June 29, 2019, the Company’s unrecognized tax benefits increased by $5.3 million to $24.8 million, primarily due to pre-acquisition tax positions taken by Citoxlab, as well as an additional quarter of Canadian Scientific Research and Experimental Development Credit reserves. For the three months ended June 29, 2019, the unrecognized income tax benefits that would impact the effective tax rate increased by $4.6 million to $22.7 million, for the same reasons discussed above. The accrued interest on unrecognized tax benefits was $3.2 million at June 29, 2019. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by up to $8.5 million over the next twelve-month period, primarily due to the outcome of pending tax audits.
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
12. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The following table provides the components of net periodic cost for the Company’s pension, deferred compensation and executive supplemental life insurance retirement plans:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(in thousands)
Service cost	$757	$969	$1,387	$1,815
Interest cost	2,875	2,656	5,750	5,489
Expected return on plan assets	(3,235)	(4,012)	(6,470)	(7,889)
Amortization of prior service cost (credit)	91	(90)	182	(271)
Amortization of net loss	488	886	977	1,531
Net periodic cost	$976	$409	$1,826	$675

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Service cost is recorded as an operating expense within the accompanying unaudited condensed consolidated statements of income. All other components of net periodic costs are recorded in Other income, net in the accompanying unaudited condensed consolidated statements of income. The net periodic cost for the Company’s other post-retirement benefit plan for the three and six months ended June 29, 2019 and June 30, 2018 was not significant.
13. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock, RSUs, and PSUs.
The following table provides stock-based compensation by the financial statement line item in which it is reflected:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(in thousands)
Cost of revenue	$2,489	$1,738	$4,438	$3,151
Selling, general and administrative	14,016	11,809	24,966	20,937
Stock-based compensation, before income taxes	16,505	13,547	29,404	24,088
Provision for income taxes	(2,855)	(2,454)	(4,902)	(4,570)
Stock-based compensation, net of income taxes	$13,650	$11,093	$24,502	$19,518

During the six months ended June 29, 2019, the Company granted stock options representing 0.5 million common shares with a per-share weighted-average grant date fair value of $33.98, RSUs representing 0.2 million common shares with a per-share weighted-average grant date fair value of $142.90, and PSUs representing 0.2 million common shares with a per-share weighted-average grant date fair value of $162.74. The maximum number of common shares to be issued upon vesting of PSUs granted during the six months ended June 29, 2019 is 0.3 million.
14. FOREIGN CURRENCY CONTRACTS
The Company entered into foreign exchange forward contracts during the six months ended June 29, 2019 and three months ended December 29, 2018 to limit its foreign currency exposure related to a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency entity under the $2.3B Credit Facility. These contracts are not designated as hedging instruments. Any gains or losses on these forward contracts are recognized immediately in Interest expense.
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

The Company had no open forward contracts related to a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency at June 29, 2019.
The following table summarizes the effect of the foreign exchange forward contract on the Company’s unaudited condensed consolidated statements of income:

	June 29, 2019		June 30, 2018
Location of hedge gain (loss)	Financial statement caption amount	Amount of gain (loss)	Financial statement caption amount	Amount of gain (loss)
	(in thousands)
Three Months Ended:
Interest expense	$(20,835)	$(1,606)	$(18,643)	$—
Six Months Ended:
Interest expense	$(30,822)	$7,311	$(29,834)	$—

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

	Three Months Ended
	June 29, 2019			June 30, 2018
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Cost of services provided and products sold (excluding amortization of intangible assets)	$371	$356	$727	$174	$—	$174
Selling, general and administrative	940	18	958	1,682	—	1,682
Total	$1,311	$374	$1,685	$1,856	$—	$1,856

	Six Months Ended
	June 29, 2019			June 30, 2018
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Cost of services provided and products sold (excluding amortization of intangible assets)	$638	$1,505	$2,143	$737	$22	$759
Selling, general and administrative	1,073	18	1,091	1,735	—	1,735
Total	$1,711	$1,523	$3,234	$2,472	$22	$2,494

The following table presents restructuring costs by reportable segment for these productivity improvement initiatives:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(in thousands)

RMS	$641	$—	$942	$—
DSA	672	1,197	685	965
Manufacturing	372	—	1,607	870
Unallocated corporate	—	659	—	659
Total	$1,685	$1,856	$3,234	$2,494

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2017 RMS Restructuring Initiative
In the fourth quarter of fiscal year 2017, the Company committed to a plan to further reduce costs and improve operating efficiencies in its RMS reportable segment. The plan included ceasing production within the Company’s facility in Maryland and repurposing it for alternative initiatives, and reducing its workforce at certain RMS facilities during 2018.

The following table presents a summary of severance and transition costs, and asset impairments (referred to as restructuring costs) during the three and six months ended June 30, 2018 related to this initiative within the unaudited condensed consolidated statements of income. The Company did not incur any restructuring costs in the three and six months ended June 29, 2019.

	June 30, 2018
	Three Months Ended			Six Months Ended
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total

Cost of services provided and products sold (excluding amortization of intangible assets)	$202	$69	$271	$555	$584	$1,139
Selling, general and administrative	18	—	18	188	—	188
Total	$220	$69	$289	$743	$584	$1,327

Cumulative restructuring costs incurred during 2017 and 2018 were $20.1 million, which primarily related to non-cash asset impairments and accelerated depreciation charges of $17.7 million and cash payments for severance and transition costs of $1.2 million and were recorded in the RMS reportable segment. All severance and transition costs have been paid as of June 29, 2019 and no further restructuring costs related to the 2017 RMS Restructuring Initiative are expected to be incurred.
The following table provides a rollforward for all of the Company’s severance and transition costs, and lease obligation liabilities related to all restructuring activities:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(in thousands)
Beginning balance	$2,113	$7,053	$2,921	$6,856
Expense (excluding non-cash charges)	1,609	2,076	2,855	3,215
Payments / utilization	(970)	(1,990)	(3,004)	(3,138)
Foreign currency adjustments	6	(329)	(14)	(123)
Ending balance	$2,758	$6,810	$2,758	$6,810

As of June 29, 2019 and June 30, 2018, $2.7 million and $2.6 million of severance and other personnel related costs liabilities and lease obligation liabilities, respectively, were included in accrued compensation and accrued liabilities within the Company’s unaudited condensed consolidated balance sheets and $0.1 million and $4.2 million, respectively, were included in other long-term liabilities within the Company’s unaudited condensed consolidated balance sheets.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reporting results for the six months ended June 29, 2019 reflect the application of ASC 842 guidance while the historical results for fiscal year 2018 were prepared under the guidance of ASC 840. The adoption of the new standard did not have a significant impact upon the Company’s condensed consolidated statements of income and cash flows. The adoption of the new standard resulted in the following impact to the condensed consolidated balance sheet: i) no significant change in the carrying values of assets and liabilities related to the Company’s finance leases, previously referred to as capital leases (See Note 9, “Long-Term Debt and Finance Lease Obligations”), ii) the derecognition of assets and related liabilities pertaining to certain build-to-suit arrangements previously accounted for under ASC 840 and recording them under the guidance of ASC 842, and iii) the recording of right-of-use assets and corresponding lease liabilities pertaining to the Company’s operating leases on the condensed consolidated balance sheet, adjusted for existing balances of prepaid rent and deferred rent liabilities as of the transition date. The cumulative effect of applying ASC 842 to all leases that had commenced as of December 30, 2018 was as follows:

Balance sheet captions impacted by ASC 842	December 30, 2018 (Prior to adoption of ASC 842)	Effect of the adoption of ASC 842		December 30, 2018 (As adjusted)
	(in thousands)
Prepaid assets	$53,447	$(4,413)	(1)	$49,034
Property, plant and equipment, net	932,877	(23,448)	(2)	909,429
Operating lease right-of-use assets, net	—	134,172	(3)	134,172
Other assets	143,759	(4,989)	(4)	138,770
Other current liabilities	71,280	15,935	(5)	87,215
Operating lease right-of-use liabilities	—	111,570	(6)	111,570
Long-term debt, net and finance leases	1,636,598	(26,183)	(7)	1,610,415
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

Operating and Finance Leases
At inception of a contract, the Company determines if a contact meets the definition of a lease. A lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration.     The Company determines if the contract conveys the right to control the use of an identified asset for a period of time. The Company assesses throughout the period of use whether the Company has both of the following: (1) the right to obtain substantially all of the economic benefits from use of the identified asset, and (2) the right to direct the use of the identified asset. This determination is reassessed if the terms of the contract are changed. Leases are classified as operating or finance leases based on the terms of the lease agreement and certain characteristics of the identified asset. Right-of-use assets and lease liabilities are recognized at lease commencement date based on the present value of the minimum future lease payments.
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
Right-of-use lease assets and lease liabilities are reported in the Company’s unaudited condensed consolidated balance sheets as follows:

June 29, 2019
(in thousands)
Operating leases
Operating lease right-of-use assets, net	$131,880

Other current liabilities	$19,405
Operating lease right-of-use liabilities	108,311
Total operating lease liabilities	$127,716

Finance leases
Property, plant and equipment, net	$32,780

Current portion of long-term debt and finance leases	$3,247
Long-term debt, net and finance leases	28,264
Total finance lease liabilities	$31,511

The components of operating and finance lease costs for the three and six months ended June 29, 2019 were as follows:

	June 29, 2019
	Three Months Ended	Six Months Ended
	(in thousands)
Operating lease costs	$7,887	$15,594
Finance lease costs:
Amortization of right-of-use assets	931	1,852
Interest on lease liabilities	345	641
Short-term lease costs	204	396
Variable lease costs	930	1,265
Sublease income	(45)	(91)
Total lease costs	$10,252	$19,657

Other information related to leases was as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental cash flow information

Six Months Ended
June 29, 2019
(in thousands)
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,214
Operating cash flows from finance leases	715
Finance cash flows from finance leases	1,842

Non-cash leases activity:
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$5,028
Right-of-use lease assets obtained in exchange for new finance lease liabilities	4,508
Lease term and discount rate

As of
June 29, 2019
Weighted-average remaining lease term (in years)
Operating lease	7.49
Finance lease	12.94
Weighted-average discount rate
Operating lease	4.48
Finance lease	4.60

At the lease commencement date, the discount rate implicit in the lease is used to discount the lease liability if readily determinable. If not readily determinable or leases do not contain an implicit rate, the Company’s incremental borrowing rate is used as the discount rate.
As of June 29, 2019, minimum future lease payments under non-cancellable leases for each of the following five years and a total thereafter were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2019 (excluding the six months ended June 29, 2019)	$11,180	$2,119
2020	24,038	4,800
2021	22,418	3,786
2022	18,740	3,754
2023	14,740	2,857
Thereafter	59,675	25,038
Total minimum future lease payments	150,791	42,354
Less: Imputed interest	23,075	10,843
Total lease liabilities	$127,716	$31,511

Total minimum future lease payments (predominantly operating leases) of approximately $33.0 million for leases that have not commenced as of June 29, 2019, as the Company does not yet control the underlying assets, are not included in the condensed consolidated financial statements. These leases are expected to commence between fiscal years 2019 and 2021 with lease terms of 3 to 11 years.
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
On April 29, 2019, we acquired Citoxlab, a non-clinical CRO, specializing in regulated safety assessment services, non-regulated discovery services, and medical device testing. With operations in Europe and North America, the acquisition of Citoxlab further strengthens our position as a leading, global, early-stage CRO by expanding our scientific portfolio and geographic footprint, which enhances our ability to partner with clients across the drug discovery and development continuum. The preliminary purchase price for Citoxlab was $528.1 million in cash, subject to certain post-closing adjustments that may change the purchase price. The acquisition was funded through a combination of cash on hand and proceeds from our $2.3 billion credit facility ($2.3B Credit Facility) under the multi-currency revolving facility. Citoxlab is reported as part of our DSA reportable segment.
On April 3, 2018, we acquired MPI Research, a non-clinical CRO providing comprehensive testing services to biopharmaceutical and medical device companies worldwide. The acquisition enhances our position as a leading global early-stage CRO by strengthening our ability to partner with clients across the drug discovery and development continuum. The purchase price for MPI Research was $829.7 million in cash. The acquisition was funded by borrowings on our $2.3B Credit Facility as well as the issuance of the Company’s Senior Notes. MPI Research is reported as part of our DSA reportable segment.
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
Overview of Results of Operations and Liquidity
Revenue for the three months ended June 29, 2019 was $657.6 million compared to $585.3 million in the corresponding period in 2018. This increase of $72.3 million, or 12.3%, was primarily due to the recent acquisition of Citoxlab as well as growth in our DSA and Manufacturing segments; partially offset by the negative effect of changes in foreign currency exchange rates which decreased revenue by $11.0 million, or 1.9%, when compared to the corresponding period in 2018. Revenue for the six months ended June 29, 2019 was $1.3 billion compared to $1.1 billion in the corresponding period in 2018. The increase of $182.8 million, or 16.9%, was primarily due to the reasons described above as well as the recent acquisition of MPI Research; partially offset by the negative effect of changes in foreign currency exchange rates, which decreased revenue by $24.9 million, or 2.4%, when compared to the corresponding period in 2018.
In the three months ended June 29, 2019, our operating income and operating income margin were $79.8 million and 12.1%, respectively, compared with $76.7 million and 13.1%, respectively, in the corresponding period of 2018. In the six months ended June 29, 2019, our operating income and operating margin were $149.6 million and 11.8%, respectively, compared with $144.5 million and 13.4%, respectively, in the corresponding period of 2018. The increases in operating income were primarily due to contributions from our recent acquisitions of Citoxlab and MPI Research. The decreases in operating income margin were primarily due to increased amortization expense and costs related to our recent acquisitions; as well as continued investments to support future growth of the businesses, which includes increased investments in personnel (staffing levels and hourly wage increases) and facility expansions.
Net income attributable to common shareholders decreased to $43.7 million in the three months ended June 29, 2019, from $53.7 million in the corresponding period of 2018. Net income attributable to common shareholders decreased to $98.9 million in the six months ended June 29, 2019, from $106.3 million in the corresponding period of 2018. The decreases in Net income attributable to common shareholders was primarily due to lower net gains on our venture capital investments, partially offset by the increases in operating income discussed above.
During the first six months of 2019, our cash flows from operations was $144.4 million compared with $183.9 million for the same period in 2018. The decrease was primarily driven by unfavorable changes in operating assets and liabilities, specifically related to the timing of net contract balances from contracts with customers (collectively trade receivables, net; deferred revenue; and customer contract deposits) and higher compensation payments compared to the prior year period.

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
Results of Operations
Three Months Ended June 29, 2019 Compared to the Three Months Ended June 30, 2018
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Three Months Ended
	June 29, 2019	June 30, 2018	$ change	% change
	(in millions, except percentages)
Service revenue	$505.9	$438.5	$67.4	15.4%
Product revenue	151.7	146.8	4.9	3.3%
Total revenue	$657.6	$585.3	$72.3	12.3%

	Three Months Ended
	June 29, 2019	June 30, 2018	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$136.1	$130.4	$5.7	4.3%	(2.5)%
DSA	405.5	346.4	59.1	17.1%	(1.2)%
Manufacturing	116.0	108.5	7.5	7.0%	(3.1)%
Total revenue	$657.6	$585.3	$72.3	12.3%	(1.9)%
The following table presents operating income by reportable segment:

	Three Months Ended
	June 29, 2019	June 30, 2018	$ change	% change
	(in millions, except percentages)
RMS	$31.5	$34.2	$(2.7)	(8.0)%
DSA	63.5	56.6	6.9	12.2%
Manufacturing	33.1	34.1	(1.0)	(2.9)%
Unallocated corporate	(48.3)	(48.2)	(0.1)	0.3%
Total operating income	$79.8	$76.7	$3.1	4.0%
Operating income % of revenue	12.1%	13.1%		(1.0)%
The following presents the results from operating income by each of our reportable segments:

RMS

	Three Months Ended
	June 29, 2019	June 30, 2018	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$136.1	$130.4	$5.7	4.3%	(2.5)%
Cost of revenue (excluding amortization of intangible assets)	84.1	79.4	4.7	5.9%
Selling, general and administrative	20.2	16.3	3.9	22.8%
Amortization of intangible assets	0.3	0.5	(0.2)	(14.5)%
Operating income	$31.5	$34.2	$(2.7)	(8.0)%
Operating income % of revenue	23.2%	26.3%		(3.1)%
RMS revenue increased $5.7 million due primarily to higher research model services revenue and higher research model product revenue in China. Research model services benefited from a large government contract in the IS business and strong client demand in the GEMS business resulting from increased research and development activity conducted across biotechnology and academic institutional clients. Partially offsetting these increases were the effect of changes in foreign currency exchange rates and lower research model product revenue outside of China, particularly from large biopharmaceutical clients.
RMS operating income decreased $2.7 million compared to the corresponding period in 2018. RMS operating income as a percentage of revenue for the three months ended June 29, 2019 was 23.2%, a decrease of 3.1% from 26.3% for the corresponding period in 2018. Operating income and operating income as a percentage of revenue decreased primarily due to higher cost of revenue and selling, general, and administrative expenses to support the growth of the businesses, which included the following: a $2.2 million charge recorded in the three months ended June 29, 2019 in connection with the modification of the option to purchase the remaining 8% equity interest in Vital River, increased investments in personnel (staffing levels and hourly wage increases), and facility expansions (primarily in China). In addition, operating income as a percentage of revenue decreased due to lower operating income margins on the aforementioned large government contract and lower sales volume for research models outside of China.
DSA

	Three Months Ended
	June 29, 2019	June 30, 2018	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$405.5	$346.4	$59.1	17.1%	(1.2)%
Cost of revenue (excluding amortization of intangible assets)	277.5	239.2	38.3	16.0%
Selling, general and administrative	44.7	34.6	10.1	29.5%
Amortization of intangible assets	19.8	16.0	3.8	23.2%
Operating income	$63.5	$56.6	$6.9	12.2%
Operating income % of revenue	15.7%	16.3%		(0.6)%
DSA revenue increased $59.1 million due primarily to the recent acquisition of Citoxlab which contributed $30.9 million to service revenue growth. Additionally, service revenue increased in both the Safety Assessment and Discovery Services businesses due to demand from biotechnology clients and favorable pricing of services. These increases were partially offset by the effect of changes in foreign currency exchange rates.
DSA operating income increased $6.9 million during the three months ended June 29, 2019 compared to the corresponding period in 2018. DSA operating income as a percentage of revenue for the three months ended June 29, 2019 was 15.7%, a decrease of 0.6% from 16.3% for the corresponding period in 2018. The increase to operating income was primarily attributable to contributions from our recent acquisition of Citoxlab. This increase was partially offset by increased costs in both cost of revenue and selling, general, and administrative expenses to support the growth of the businesses, which included the following: increased investments in personnel (staffing levels and hourly wage increases); increased investments related to facility expansions; and higher amortization of intangible assets and acquisition and integration costs associated with our recent acquisitions. These increased costs collectively decreased operating income as a percentage of revenue in the three months ended June 29, 2019 compared to the same period in 2018.
Manufacturing

	Three Months Ended
	June 29, 2019	June 30, 2018	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$116.0	$108.5	$7.5	7.0%	(3.1)%
Cost of revenue (excluding amortization of intangible assets)	57.9	50.7	7.2	14.1%
Selling, general and administrative	22.7	21.3	1.4	6.4%
Amortization of intangible assets	2.3	2.4	(0.1)	(0.3)%
Operating income	$33.1	$34.1	$(1.0)	(2.9)%
Operating income % of revenue	28.6%	31.5%		(2.9)%
Manufacturing revenue increased $7.5 million due primarily to higher demand for endotoxin products, bioburden products and services, and species identification services in the Microbial Solutions business and higher service revenue in the Biologics business; partially offset by the effect of changes in foreign currency exchange rates.
Manufacturing operating income decreased $1.0 million during the three months ended June 29, 2019 compared to the corresponding period in 2018. Manufacturing operating income as a percentage of revenue for the three months ended June 29, 2019 was 28.6%, a decrease of 2.9% from 31.5% for the corresponding period in 2018. The decrease was due primarily to the increased costs in both cost of revenue and selling, general, and administrative expenses to support the growth of the businesses, which included the following: increased investments in process improvements to further enhance Microbial Solutions’ operating efficiency; increased investments in personnel (staffing levels and hourly wage increases), and increased investments related to facility expansions (primarily in Biologics). These increased costs collectively decreased operating income as a percentage of revenue in the three months ended June 29, 2019 compared to the same period in 2018.
Unallocated Corporate

	Three Months Ended
	June 29, 2019	June 30, 2018	$ change	% change
	(in millions, except percentages)
Unallocated corporate	$48.3	$48.2	$0.1	0.3%
Unallocated corporate % of revenue	7.4%	8.2%		(0.8)%
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The amount in the three months ended June 29, 2019 compared to the same period in 2018 remained consistent. Costs as a percentage of revenue for the three months ended June 29, 2019 was 7.4%, a decrease of 0.8% from 8.2% for the corresponding period in 2018, which resulted from cost saving initiatives.
Interest Income
Interest income, which represents earnings on cash, cash equivalents, and time deposits remained consistent at $0.3 million and $0.2 million for the three months ended June 29, 2019 and the corresponding period in 2018, respectively.
Interest Expense
Interest expense for the three months ended June 29, 2019 was $20.8 million, an increase of $2.2 million, or 11.8%, compared to $18.6 million for the corresponding period in 2018. The increase was due primarily to higher debt to fund our recent acquisitions and a foreign currency loss recognized in connection with an interest rate forward contract; partially offset by higher debt issuance costs incurred in the corresponding period in 2018.
Other Income (Expense), Net
Other expense, net, was $0.2 million for the three months ended June 29, 2019, a decrease of $12.2 million, or 101.8%, compared to Other income, net of $12.0 million for the corresponding period in 2018. The decrease was due to a net loss on our venture capital investments compared to a net gain in the corresponding period in 2018; partially offset by a foreign currency gain recognized in the three months ended June 29, 2019 in connection with a U.S. dollar denominated loan borrowed by a non-U.S. entity with a different functional currency.
Income Taxes
Income tax expense for the three months ended June 29, 2019 was $14.7 million, a decrease of $2.7 million compared to $17.4 million for the corresponding period in 2018. Our effective tax rate was 24.9% for the three months ended June 29, 2019, compared to 24.8% for the corresponding period in 2018. The slight increase in our effective tax rate in the 2019 period compared to the 2018 period was primarily attributable to increased non-deductible transaction costs in the second quarter of 2019, partially offset by increased research and development credits and the acquisition of Citoxlab.
Six Months Ended June 29, 2019 Compared to the Six Months Ended June 30, 2018
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Six Months Ended
	June 29, 2019	June 30, 2018	$ change	% change
	(in millions, except percentages)
Service revenue	$956.8	$783.9	$172.9	22.1%
Product revenue	305.3	295.4	9.9	3.4%
Total revenue	$1,262.1	$1,079.3	$182.8	16.9%

	Six Months Ended
	June 29, 2019	June 30, 2018	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$273.2	$264.4	$8.8	3.3%	(2.8)%
DSA	759.7	606.4	153.3	25.3%	(1.6)%
Manufacturing	229.2	208.5	20.7	9.9%	(3.8)%
Total revenue	$1,262.1	$1,079.3	$182.8	16.9%	(2.4)%
The following table presents operating income by reportable segment:

	Six Months Ended
	June 29, 2019	June 30, 2018	$ change	% change
	(in millions, except percentages)
RMS	$69.3	$72.8	$(3.5)	(4.7)%
DSA	110.2	97.5	12.7	13.1%
Manufacturing	64.6	62.6	2.0	3.2%
Unallocated corporate	(94.5)	(88.4)	(6.1)	7.1%
Total operating income	$149.6	$144.5	$5.1	3.5%
Operating income % of revenue	11.8%	13.4%		(1.6)%
The following presents the results from operating income by each of our reportable segments:
RMS

	Six Months Ended
	June 29, 2019	June 30, 2018	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$273.2	$264.4	$8.8	3.3%	(2.8)%
Cost of revenue (excluding amortization of intangible assets)	167.0	159.7	7.3	4.6%
Selling, general and administrative	36.2	31.1	5.1	16.4%
Amortization of intangible assets	0.7	0.8	(0.1)	(14.2)%
Operating income	$69.3	$72.8	$(3.5)	(4.7)%
Operating income % of revenue	25.4%	27.5%		(2.1)%
RMS revenue increased $8.8 million due primarily to higher research model services revenue and higher research model product revenue in China. Research model services benefited from a large government contract in the IS business and strong client demand in the GEMS business resulting from increased research and development activity conducted across biotechnology and academic institutional clients. Partially offsetting these increases were the effect of changes in foreign currency exchange rates and lower research model product revenue outside of China, particularly from large biopharmaceutical clients.
RMS operating income decreased $3.5 million compared to the corresponding period in 2018. RMS operating income as a percentage of revenue for the six months ended June 29, 2019 was 25.4%, a decrease of 2.1% from 27.5% for the corresponding period in 2018. Operating income and operating income as a percentage of revenue decreased primarily due to higher cost of revenue and selling, general, and administrative expenses to support the growth of the businesses, which included the following: a $2.2 million charge recorded in the six months ended June 29, 2019 in connection with the modification of the option to purchase the remaining 8% equity interest in Vital River, increased investments in personnel (staffing levels and hourly wage increases), and facility expansions (primarily in China). In addition, operating income as a percentage of revenue decreased due to lower operating income margins on the aforementioned large government contract, and lower sales volume for research models outside of China.
DSA

	Six Months Ended
	June 29, 2019	June 30, 2018	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$759.7	$606.4	$153.3	25.3%	(1.6)%
Cost of revenue (excluding amortization of intangible assets)	529.7	422.6	107.1	25.3%
Selling, general and administrative	83.3	62.7	20.6	32.9%
Amortization of intangible assets	36.5	23.6	12.9	54.7%
Operating income	$110.2	$97.5	$12.7	13.1%
Operating income % of revenue	14.5%	16.1%		(1.6)%
DSA revenue increased $153.3 million due primarily to the recent acquisitions of MPI Research and Citoxlab, which contributed $73.0 million and $30.9 million, respectively, to service revenue growth. Additionally, service revenue increased in both the Safety Assessment and Discovery Services businesses due to demand from biotechnology clients and favorable pricing of services. These increases were partially offset by the effect of changes in foreign currency exchange rates.
DSA operating income increased $12.7 million during the six months ended June 29, 2019 compared to the corresponding period in 2018. DSA operating income as a percentage of revenue for the six months ended June 29, 2019 was 14.5%, a decrease of 1.6% from 16.1% for the corresponding period in 2018. The increase to operating income was primarily attributable to contributions from our recent acquisitions of MPI Research and Citoxlab. This increase was partially offset by increased costs in both cost of revenue and selling, general, and administrative expenses to support the growth of the businesses, which included the following: increased investments in personnel (staffing levels and hourly wage increases); increased investments related to facility expansions; and higher amortization of intangible assets and acquisition and integration costs associated with our recent acquisitions. These increased costs collectively decreased operating income as a percentage of revenue in the six months ended June 29, 2019 compared to the same period in 2018.
Manufacturing

	Six Months Ended
	June 29, 2019	June 30, 2018	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$229.2	$208.5	$20.7	9.9%	(3.8)%
Cost of revenue (excluding amortization of intangible assets)	115.6	99.5	16.1	16.2%
Selling, general and administrative	44.3	41.7	2.6	6.2%
Amortization of intangible assets	4.7	4.7	—	—%
Operating income	$64.6	$62.6	$2.0	3.2%
Operating income % of revenue	28.2%	30.0%		(1.8)%
Manufacturing revenue increased $20.7 million due primarily to higher demand for endotoxin products, bioburden products and services, and species identification services in the Microbial Solutions business and higher service revenue in the Biologics business; partially offset by the effect of changes in foreign currency exchange rates.
Manufacturing operating income increased $2.0 million during the six months ended June 29, 2019 compared to the corresponding period in 2018. Manufacturing operating income as a percentage of revenue for the six months ended June 29, 2019 was 28.2%, a decrease of 1.8% from 30.0% for the corresponding period in 2018. The increase to operating income was due primarily to the increase in revenue. This increase was partially offset by increased costs in both cost of revenue and selling, general, and administrative expenses to support the growth of the businesses, which included the following: increased investments in process improvements to further enhance Microbial Solutions’ operating efficiency; increased investments in personnel (staffing levels and hourly wage increases), and increased investments related to facility expansions (primarily in Biologics). These increased costs collectively decreased operating income as a percentage of revenue in the six months ended June 29, 2019 compared to the same period in 2018.
Unallocated Corporate

	Six Months Ended
	June 29, 2019	June 30, 2018	$ change	% change
	(in millions, except percentages)
Unallocated corporate	$94.5	$88.4	$6.1	7.1%
Unallocated corporate % of revenue	7.5%	8.2%		(0.7)%
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $6.1 million is consistent with the allocated selling, general, and administrative expense increases discussed above and are primarily related an increase in costs associated with the evaluation and integration of our recent acquisitions; an increase in compensation, benefits, and other employee-related expenses to support the growth of the Company; and costs related to the remediation of the unauthorized access into our information systems. Costs as a percentage of revenue for the six months ended June 29, 2019 was 7.5%, a decrease of 0.7% from 8.2% for the corresponding period in 2018, which resulted from cost saving initiatives.
Interest Income
Interest income, which represents earnings on cash, cash equivalents, and time deposits remained consistent at $0.5 million for each of the six months ended June 29, 2019 and the corresponding period in 2018.
Interest Expense

Interest expense for the six months ended June 29, 2019 was $30.8 million, an increase of $1.0 million, or 3.3%, compared to $29.8 million for the corresponding period in 2018. The increase was due primarily to higher debt to fund our recent acquisitions; partially offset by a foreign currency gain recognized in connection with an interest rate forward contract and the absence of debt issuance costs that were incurred in the corresponding period in 2018.
Other Income (Expense), Net
Other income, net, was $6.1 million for the six months ended June 29, 2019, a decrease of $12.1 million, or 66.4%, compared to $18.2 million for the corresponding period in 2018. The decrease was due to lower net gains on our venture capital investments compared to the corresponding period in 2018 and a foreign currency loss recognized in the six months ended June 29, 2019 in connection with a U.S. dollar denominated loan borrowed by a non-U.S. entity with a different functional currency; partially offset by higher net gains on our life insurance policy investments compared to the corresponding period in 2018.
Income Taxes
Income tax expense for the six months ended June 29, 2019 was $25.3 million, a decrease of $1.9 million compared to $27.2 million for the corresponding period in 2018. Our effective tax rate was 20.2% for the six months ended June 29, 2019 compared to 20.4% for the corresponding period in 2018. The slight decreased tax rate is primarily attributable to increased research and development credits and the acquisition of Citoxlab, partially offset by increased non-deductible transaction costs in the second quarter of 2019.
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
The following table presents our cash, cash equivalents and investments:

	June 29, 2019	December 29, 2018
	(in millions)
Cash and cash equivalents:
Held in U.S. entities	$39.2	$67.3
Held in non-U.S. entities	161.4	128.1
Total cash and cash equivalents	200.6	195.4
Investments:
Held in non-U.S. entities	0.9	0.9
Total cash, cash equivalents and investments	$201.5	$196.3
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
Amounts outstanding under our credit facilities and Senior Notes were as follows:

	June 29, 2019	December 29, 2018
	(in millions)
Term loans	$712.5	$731.3
Revolving facility	839.2	397.5
Senior Notes	500.0	500.0
Total	$2,051.7	$1,628.8

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
We entered into foreign exchange forward contracts during the six months ended June 29, 2019 and three months ended December 29, 2018 to limit our foreign currency exposure related to a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency entity under the $2.3B Credit Facility.
The acquisition of Citoxlab on April 29, 2019 for $528.1 million in cash was funded through a combination of cash on hand and proceeds from our $2.3B Credit Facility under the multi-currency revolving facility.
Repurchases of Common Stock
During the six months ended June 29, 2019, we did not repurchase any shares under our authorized stock repurchase program. As of June 29, 2019, we had $129.1 million remaining on the authorized $1.3 billion stock repurchase program and we do not intend to repurchase shares for the remainder of 2019. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the six months ended June 29, 2019, we acquired $0.1 million shares for $17.9 million through such netting.
Cash Flows
The following table presents our net cash provided by operating activities:

	Six Months Ended
	June 29, 2019	June 30, 2018
	(in millions)
Income from continuing operations	$100.0	$106.1
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities	119.5	84.1
Changes in assets and liabilities	(75.1)	(6.3)
Net cash provided by operating activities	$144.4	$183.9
Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our income from continuing operations for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, deferred income taxes, gains on venture capital investments, and impairment charges, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For the six months ended June 29, 2019, compared to the six months ended June 30, 2018, the decrease in cash provided by operating activities was primarily driven by unfavorable changes in operating assets and liabilities, specifically related to the timing of net contract balances from contracts with customers (collectively trade receivables, net; deferred revenue; and customer contract deposits), and higher compensation payments compared to the prior year period.
The following table presents our net cash used in investing activities:

	Six Months Ended
	June 29, 2019	June 30, 2018
	(in millions)
Acquisitions of businesses and assets, net of cash acquired	$(492.4)	$(821.4)
Capital expenditures	(41.5)	(48.9)
Investments, net	(14.7)	19.4
Other, net	(0.6)	(0.1)
Net cash used in investing activities	$(549.2)	$(851.0)

For the six months ended June 29, 2019, the primary use of cash used in investing activities related to the acquisition of Citoxlab, capital expenditures to support the growth of the business, and investments in certain venture capital and other equity investments. For the six months ended June 30, 2018, the primary use of cash used in investing activities related primarily to our acquisitions of MPI Research and KWS BioTest, and our capital expenditures to support the growth of the business; partially offset by proceeds from net investments, which primarily related to short-term investments held by our U.K. operations.
The following table presents our net cash provided by financing activities:

	Six Months Ended
	June 29, 2019	June 30, 2018
	(in millions)
Proceeds from long-term debt and revolving credit facility	$1,485.7	$2,392.6
Proceeds from exercises of stock options	23.9	24.2
Payments on long-term debt, revolving credit facility and finance lease obligations	(1,076.8)	(1,680.2)
Payments on debt financing costs	—	(18.3)
Purchase of treasury stock	(17.9)	(13.7)
Other, net	(10.5)	—
Net cash provided by financing activities	$404.4	$704.6
For the six months ended June 29, 2019, net cash provided by financing activities reflected the net proceeds of $408.9 million on our $2.3B Credit Facility and finance lease obligations. Included in the net proceeds are approximately $950 million of gross proceeds and payments on the revolving credit facility, which resulted from a non-U.S. Euro functional currency entity repaying an existing Euro loan and replacing the Euro loan with a U.S. dollar denominated loan. A series of forward currency contracts were executed to mitigate any foreign currency gains or losses on the U.S. dollar denominated loans. These proceeds and payments are presented as gross financing activities and net to zero. Net cash provided by financing activities also reflected proceeds from exercises of employee stock options of $23.9 million. Net cash provided by financing activities was partially offset by treasury stock purchases of $17.9 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements and the purchase of an additional 5% equity interest in Vital River for $7.9 million which is included in Other, net.
For the six months ended June 30, 2018, net cash provided by financing activities reflected the incremental proceeds from the refinancing of our previous $1.65 Billion Credit Facility to the $2.3 Billion Credit Facility and the proceeds from our $500.0 million Senior Notes; and proceeds from exercises of employee stock options of $24.2 million; partially offset by payments on debt financing costs of $18.3 million and treasury stock purchases of $13.7 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements.
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
Off-Balance Sheet Arrangements
As of June 29, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act, except as disclosed below.
Venture Capital Investments
We invest in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. Our total commitment to the funds as of June 29, 2019 was $128.6 million, of which we funded $75.4 million through June 29, 2019. Refer to Note 6, “Venture Capital and Other Investments” in this Quarterly Report on Form 10-Q for additional information.
Letters of Credit
Our off-balance sheet commitments related to our outstanding letters of credit as of June 29, 2019 were $6.7 million.

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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. Other than as discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the six months ended June 29, 2019 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of June 29, 2019, our debt portfolio was comprised primarily of floating interest rate borrowings. A 100-basis point increase in interest rates would increase our annual pre-tax interest expense by $15.5 million.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound, Canadian Dollar, Chinese Yuan Renminbi, and Japanese Yen. During the six months ended June 29, 2019, the most significant drivers of foreign currency translation adjustment the Company recorded as part of Other comprehensive income (loss) were the Euro, British Pound, Canadian Dollar, Chinese Yuan Renminbi, and Japanese Yen.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the six months ended June 29, 2019, our revenue would have increased by $41.8 million and our operating income would have decreased by $0.1 million, if the U.S. dollar exchange rate had strengthened by 10.0%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
During the six months ended June 29, 2019, we entered into foreign exchange forward contracts to limit our foreign currency exposure related to both intercompany loans and a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency entity under our $2.3B Credit Facility. We did not have any significant foreign currency contracts open as of June 29, 2019.

Item 4. Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of June 29, 2019, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
(b) Changes in Internal Controls
The Company continued to execute a plan to centralize certain accounting transaction processing functions to internal shared service centers during the three months ended June 29, 2019. There were no other material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 29, 2019 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended June 29, 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
March 31, 2019 to April 27, 2019	59	$145.50		$129,105
April 28, 2019 to May 25, 2019	700	136.89		129,105
May 26, 2019 to June 29, 2019	147	125.45		129,105
Total	906		—
Our Board of Directors have authorized up to an aggregate amount of $1.3 billion for our stock repurchase program. During the three months ended June 29, 2019, we did not repurchase any shares of common stock under our stock repurchase program or in open market trading. As of June 29, 2019, we had $129.1 million remaining on the authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.

Item 6. Exhibits

(a) Exhibits	Description of Exhibits
4.1*+	Charles River Laboratories International, Inc. Form of Performance Share Unit granted under the 2018 Incentive Plan
10.1*+	Charles River Laboratories International, Inc. Form of Non-Qualified Stock Option granted under the 2018 Incentive Plan
10.2*+	Charles River Laboratories International, Inc. Form of Restricted Stock Unit granted under the 2018 Incentive Plan
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1+	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

* Management contract or compensatory plan, contract or arrangement.
+ Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

July 31, 2019	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

July 31, 2019	/s/ DAVID R. SMITH
David R. Smith Corporate Executive Vice President and Chief Financial Officer