Form 10-Q
period 2019-09-28
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2019-11-06
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 28, 2019

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 25, 2019, there were 48,838,925 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2019

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Service revenue	$523,169	$443,038	$1,479,991	$1,226,948
Product revenue	144,782	142,257	450,097	437,618
Total revenue	667,951	585,295	1,930,088	1,664,566
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	351,894	298,018	1,014,063	844,130
Cost of products sold (excluding amortization of intangible assets)	69,941	71,077	220,028	206,786
Selling, general and administrative	129,509	113,033	388,024	336,936
Amortization of intangible assets	23,805	18,805	65,611	47,813
Operating income	92,802	84,362	242,362	228,901
Other income (expense):
Interest income	385	230	838	694
Interest expense	(5,698)	(17,197)	(36,520)	(47,031)
Other (expense) income, net	(14,254)	5,910	(8,161)	24,069
Income from continuing operations, before income taxes	73,235	73,305	198,519	206,633
(Benefit) provision for income taxes	(317)	12,403	24,970	39,613
Income from continuing operations, net of income taxes	73,552	60,902	173,549	167,020
Income from discontinued operations, net of income taxes	—	—	—	1,506
Net income	73,552	60,902	173,549	168,526
Less: Net income attributable to noncontrolling interests	742	534	1,878	1,818
Net income attributable to common shareholders	$72,810	$60,368	$171,671	$166,708

Earnings per common share
Basic:
Continuing operations attributable to common shareholders	$1.49	$1.25	$3.53	$3.43
Discontinued operations	$—	$—	$—	$0.03
Net income attributable to common shareholders	$1.49	$1.25	$3.53	$3.47
Diluted:
Continuing operations attributable to common shareholders	$1.46	$1.22	$3.46	$3.36
Discontinued operations	$—	$—	$—	$0.03
Net income attributable to common shareholders	$1.46	$1.22	$3.46	$3.39

Weighted-average number of common shares outstanding:
Basic	48,818	48,310	48,682	48,098
Diluted	49,715	49,326	49,627	49,118

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$73,552	$60,902	$173,549	$168,526
Other comprehensive income (loss):
Foreign currency translation adjustment and other	(15,889)	(6,805)	(9,075)	(14,524)
Amortization of net loss and prior service benefit included in net periodic cost for pension and other post-retirement benefit plans	365	615	1,113	1,864
Comprehensive income, before income taxes	58,028	54,712	165,587	155,866
Less: Income tax expense (benefit) related to items of other comprehensive income	(2,511)	257	(1,381)	(341)
Comprehensive income, net of income taxes	60,539	54,455	166,968	156,207
Less: Comprehensive income (loss) related to noncontrolling interests, net of income taxes	(37)	(74)	1,064	886
Comprehensive income attributable to common shareholders, net of income taxes	$60,576	$54,529	$165,904	$155,321

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	September 28, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$164,759	$195,442
Trade receivables, net	524,074	472,248
Inventories	155,526	127,892
Prepaid assets	51,274	53,447
Other current assets	76,774	48,807
Total current assets	972,407	897,836
Property, plant and equipment, net	1,008,047	932,877
Operating lease right-of-use assets, net	140,359	—
Goodwill	1,521,619	1,247,133
Client relationships, net	620,868	537,945
Other intangible assets, net	81,257	72,943
Deferred tax assets	44,831	23,386
Other assets	193,174	143,759
Total assets	$4,582,562	$3,855,879
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Current portion of long-term debt and finance leases	$33,611	$31,416
Accounts payable	107,231	66,250
Accrued compensation	130,292	137,212
Deferred revenue	166,095	145,139
Accrued liabilities	130,015	106,925
Other current liabilities	114,402	71,280
Total current liabilities	681,646	558,222
Long-term debt, net and finance leases	1,882,593	1,636,598
Operating lease right-of-use liabilities	116,868	—
Deferred tax liabilities	165,480	143,635
Other long-term liabilities	171,243	179,121
Total liabilities	3,017,830	2,517,576
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	28,345	18,525
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 48,976 shares issued and 48,837 shares outstanding as of September 28, 2019, and 48,210 shares issued and 48,209 shares outstanding as of December 29, 2018	490	482
Additional paid-in capital	1,514,620	1,447,512
Retained earnings	213,767	42,096
Treasury stock, at cost, 139 and 1 shares, as of September 28, 2019 and December 29, 2018, respectively	(18,094)	(55)
Accumulated other comprehensive loss	(178,470)	(172,703)
Total equity attributable to common shareholders	1,532,313	1,317,332
Noncontrolling interest	4,074	2,446
Total equity	1,536,387	1,319,778
Total liabilities, redeemable noncontrolling interests, and equity	$4,582,562	$3,855,879
See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash flows relating to operating activities
Net income	$173,549	$168,526
Less: Income from discontinued operations, net of income taxes	—	1,506
Income from continuing operations, net of income taxes	173,549	167,020
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	146,262	120,198
Stock-based compensation	43,429	35,908
Deferred income taxes	(25,092)	(10,385)
Gain on venture capital investments	(5,724)	(22,760)
Other, net	4,865	10,036
Changes in assets and liabilities:
Trade receivables, net	(24,491)	(30,318)
Inventories	(12,981)	(10,340)
Accounts payable	24,481	(5,322)
Accrued compensation	(23,320)	6,088
Deferred revenue	(1,556)	33,491
Customer contract deposits	(7,586)	34,455
Other assets and liabilities, net	8,423	(26,904)
Net cash provided by operating activities	300,259	301,167
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(515,647)	(822,611)
Capital expenditures	(76,675)	(71,378)
Purchases of investments and contributions to venture capital investments	(17,664)	(20,535)
Proceeds from sale of investments	15	30,595
Other, net	(660)	(118)
Net cash used in investing activities	(610,631)	(884,047)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	2,071,175	2,392,201
Proceeds from exercises of stock options	26,982	30,228
Payments on long-term debt, revolving credit facility, and finance lease obligations	(1,798,620)	(1,832,805)
Payment of debt financing costs	—	(18,337)
Purchase of treasury stock	(18,040)	(13,791)
Other, net	(10,516)	—
Net cash provided by financing activities	270,981	557,496
Discontinued operations
Net cash used in operating activities from discontinued operations	—	(3,735)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	8,793	4,664
Net change in cash, cash equivalents, and restricted cash	(30,598)	(24,455)
Cash, cash equivalents, and restricted cash, beginning of period	197,318	166,331
Cash, cash equivalents, and restricted cash, end of period	$166,720	$141,876

	Nine Months Ended
	September 28, 2019	September 29, 2018
Supplemental cash flow information:
Cash and cash equivalents	$164,759	$138,866
Restricted cash included in Other current assets	534	426
Restricted cash included in Other assets	1,427	2,584
Cash, cash equivalents, and restricted cash, end of period	$166,720	$141,876

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 29, 2018	48,210	$482	$1,447,512	$42,096	$(172,703)	1	$(55)	$1,317,332	$2,446	$1,319,778
Net income	—	—	—	55,133	—	—	—	55,133	469	55,602
Other comprehensive income	—	—	—	—	9,903	—	—	9,903	—	9,903
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,451)	—	—	—	—	(1,451)	—	(1,451)
Issuance of stock under employee compensation plans	674	7	22,051	—	—	—	—	22,058	—	22,058
Acquisition of treasury shares	—	—	—	—	—	136	(17,760)	(17,760)	—	(17,760)
Stock-based compensation	—	—	12,899	—	—	—	—	12,899	—	12,899
March 30, 2019	48,884	489	1,481,011	97,229	(162,800)	137	(17,815)	1,398,114	2,915	1,401,029
Net income	—	—	—	43,728	—	—	—	43,728	383	44,111
Other comprehensive loss	—	—	—	—	(3,436)	—	—	(3,436)	—	(3,436)
Purchase of additional equity interest in and modification of Vital River redeemable noncontrolling interest	—	—	(1,870)	—	—	—	—	(1,870)	—	(1,870)
Issuance of stock under employee compensation plans	53	—	2,148	—	—	—	—	2,148	—	2,148
Acquisition of treasury shares	—	—	—	—	—	1	(123)	(123)	—	(123)
Stock-based compensation	—	—	16,505	—	—	—	—	16,505	—	16,505
June 29, 2019	48,937	489	1,497,794	140,957	(166,236)	138	(17,938)	1,455,066	3,298	1,458,364
Net income	—	—	—	72,810	—	—	—	72,810	776	73,586
Other comprehensive loss	—	—	—	—	(12,234)	—	—	(12,234)	—	(12,234)
Issuance of stock under employee compensation plans	39	1	2,801	—	—	—	—	2,802	—	2,802
Acquisition of treasury shares	—	—	—	—	—	1	(156)	(156)	—	(156)
Stock-based compensation	—	—	14,025	—	—	—	—	14,025	—	14,025
September 28, 2019	48,976	$490	$1,514,620	$213,767	$(178,470)	139	$(18,094)	$1,532,313	$4,074	$1,536,387

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 30, 2017	87,495	$875	$2,560,192	$288,658	$(144,731)	40,093	$(1,659,914)	$1,045,080	$2,327	$1,047,407
Net income	—	—	—	52,631	—	—	—	52,631	464	53,095
Other comprehensive income	—	—	—	—	23,604	—	—	23,604	—	23,604
Reclassification due to adoption of ASU 2018-02 Reclass	—	—	—	3,330	(3,330)	—	—	—	—	—
Adjustment due to adoption of ASU 2016-01	—	—	—	1,424	—	—	—	1,424	—	1,424
Issuance of stock under employee compensation plans	630	6	20,088	—	—	—	—	20,094	—	20,094
Acquisition of treasury shares	—	—	—	—	—	126	(13,549)	(13,549)	—	(13,549)
Stock-based compensation	—	—	10,541	—	—	—	—	10,541	—	10,541
March 31, 2018	88,125	881	2,590,821	346,043	(124,457)	40,219	(1,673,463)	1,139,825	2,791	1,142,616
Net income	—	—	—	53,709	—	—	—	53,709	448	54,157
Other comprehensive loss	—	—	—	—	(29,151)	—	—	(29,151)	—	(29,151)
Issuance of stock under employee compensation plans	96	1	4,154	—	—	—	—	4,155	—	4,155
Acquisition of treasury shares	—	—	—	—	—	1	(119)	(119)	—	(119)
Stock-based compensation	—	—	13,547	—	—	—	—	13,547	—	13,547
June 30, 2018	88,221	882	2,608,522	399,752	(153,608)	40,220	(1,673,582)	1,181,966	3,239	1,185,205
Net income	—	—	—	60,368	—	—	—	60,368	364	60,732
Other comprehensive loss	—	—	—	—	(5,840)	—	—	(5,840)	—	(5,840)
Adjustment of redeemable non-controlling interest to fair value	—	—	(1,111)	—	—	—	—	(1,111)	—	(1,111)
Issuance of stock under employee compensation plans	94	1	6,025	—	—	—	—	6,026	—	6,026
Acquisition of treasury shares	—	—	—	—	—	1	(123)	(123)	—	(123)
Stock-based compensation	—	—	11,820	—	—	—	—	11,820	—	11,820
September 29, 2018	88,315	$883	$2,625,256	$460,120	$(159,448)	40,221	$(1,673,705)	$1,253,106	$3,603	$1,256,709
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
Newly Issued Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computer Arrangement that is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

hosting arrangements that include an internal-use software license). The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and will be applied either retrospectively or prospectively. Early adoption is permitted. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures, but does not believe there will be a material impact upon adoption.
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
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 removes the disclosure requirement for the amount and reasons for transfers between Level 1 and Level 2 fair value measurements as well as the process for Level 3 fair value measurements. In addition, the ASU adds the disclosure requirements for changes in unrealized gains and losses included in Other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and will be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures, but does not believe there will be a material impact upon adoption.
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” The standard simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. This standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and will be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures, but does not believe there will be a material impact upon adoption.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses.” The standard, including subsequently issued amendments, requires a financial asset measured at amortized cost basis, such as accounts receivable, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and requires the modified retrospective approach. Early adoption is permitted. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures, but does not believe there will be a material impact upon adoption.
2. BUSINESS ACQUISITIONS
Citoxlab
On April 29, 2019, the Company acquired Citoxlab, a non-clinical CRO, specializing in regulated safety assessment services, non-regulated discovery services, and medical device testing. With operations in Europe and North America, the acquisition of Citoxlab further strengthens the Company’s position as a leading, global, early-stage CRO by expanding its scientific portfolio and geographic footprint, which enhances the Company’s ability to partner with clients across the drug discovery and development continuum. The preliminary purchase price for Citoxlab was $527.7 million in cash, subject to certain post-closing adjustments that may change the purchase price. The acquisition was funded through a combination of cash on hand and proceeds from the Company’s Credit Facility under the multi-currency revolving facility. This business is reported as part of the Company’s DSA reportable segment.
The preliminary purchase allocation of $491.0 million, net of $36.7 million of cash acquired was as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

April 29, 2019
(in thousands)
Trade receivables (contractual amount of $35,405)	$35,405
Inventories	5,282
Other current assets (excluding cash)	13,822
Property, plant and equipment	88,912
Goodwill	280,588
Definite-lived intangible assets	162,400
Other long-term assets	20,164
Deferred revenue	(15,278)
Current liabilities	(46,682)
Deferred tax liabilities	(27,655)
Other long-term liabilities	(21,916)
Redeemable noncontrolling interest	(4,035)
Total purchase price allocation	$491,007

The preliminary purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including certain contracts and obligations. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.
The breakout of definite-lived intangible assets acquired was as follows:

	Definite-Lived Intangible Assets	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$134,600	13
Developed technology	19,900	3
Backlog	7,900	1
Total definite-lived intangible assets	$162,400	12

The goodwill resulting from the transaction, $7.2 million of which is deductible for tax purposes due to a prior asset acquisition, is primarily attributable to the potential growth of the Company’s DSA business from customers introduced through Citoxlab and the assembled workforce of the acquired business.
The Company incurred transaction and integration costs in connection with the acquisition of $1.9 million and $19.1 million for the three and nine months ended September 28, 2019, respectively, which were primarily included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.
Beginning on April 29, 2019, Citoxlab has been included in the operating results of the Company. Citoxlab revenue for the three and nine months ended September 28, 2019 was $44.0 million and $74.9 million, respectively. Citoxlab operating income for the three and nine months ended September 28, 2019 was $0.2 million and $2.2 million, respectively.
The following selected unaudited pro forma consolidated results of operations are presented as if the Citoxlab acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition, which is December 31, 2017, after giving effect to certain adjustments. For the nine months ended September 28, 2019, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $4.8 million, additional interest expense on borrowings of $1.2 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments. For the nine months ended September 29, 2018, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $7.3 million, additional interest expense on borrowings of $3.1 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(in thousands)
Revenue	$667,951	$627,758	$1,992,472	$1,795,312
Net income attributable to common shareholders	$74,948	$63,919	$189,601	$170,557

These unaudited pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the dates indicated or that may result in the future. No effect has been given for synergies, if any, that may be realized through the acquisition.
MPI Research
On April 3, 2018, the Company acquired MPI Research, a non-clinical CRO providing comprehensive testing services to biopharmaceutical and medical device companies worldwide. The acquisition enhances the Company’s position as a leading global early-stage CRO by strengthening its ability to partner with clients across the drug discovery and development continuum. The purchase price for MPI Research was $829.7 million in cash. The acquisition was funded by borrowings on the Credit Facility as well as the issuance of the Company’s Senior Notes. See Note 9, “Long-Term Debt and Finance Lease Obligations.” This business is reported as part of the Company’s DSA reportable segment.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No significant integration costs were incurred in connection with the acquisition for the three and nine months ended September 28, 2019. The Company incurred transaction and integration costs in connection with the acquisition of $0.8 million and $15.3 million for the three and nine months ended September 29, 2018, respectively, which were primarily included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.
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

	September 29, 2018
	Three Months Ended	Nine Months Ended
	(in thousands)
Revenue	$585,295	$1,726,683
Net income attributable to common shareholders	59,297	168,872

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No significant integration costs were incurred in connection with the acquisition for the three and nine months ended September 28, 2019. The Company incurred transaction and integration costs of $0.1 million and $0.6 million in connection with the acquisition for the three and nine months ended September 29, 2018, respectively, which were included in Selling, general and administrative expenses, within the unaudited condensed consolidated statements of income.
Pro forma financial information as well as actual revenue and operating income have not been included because KWS BioTest’s financial results are not significant when compared to the Company’s consolidated financial results.
Other Acquisition
On August 28, 2019, the Company acquired an 80% ownership interest in a supplier that supports the Company’s DSA reportable segment. The remaining 20% interest is a redeemable non-controlling interest. See Note 10, “Equity and Noncontrolling Interests.” The preliminary purchase price was $23.4 million, net of a $4.0 million pre-existing relationship for a supply agreement settled upon acquisition, and subject to certain post-closing adjustments that may change the purchase price. The acquisition was funded through a combination of cash on hand and proceeds from the Company’s Credit Facility under the multi-currency revolving facility. The business is reported as part of the Company’s DSA reportable segment.
The preliminary purchase allocation of $23.1 million, net of $0.3 million of cash acquired was as follows:

August 28, 2019
(in thousands)
Trade receivables (contractual amount of $189)	$189
Inventories	7,644
Property, plant and equipment	1,462
Goodwill	12,528
Other long-term assets	11,849
Current liabilities	(300)
Deferred tax liabilities	(1,331)
Other long-term liabilities	(238)
Redeemable noncontrolling interest	(8,740)
Total purchase price allocation	$23,063

The purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including certain contracts and obligations. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.
The Company incurred transaction and integration costs in connection with the acquisition of $2.1 million and $3.2 million for the three and nine months ended September 28, 2019, respectively, which are primarily included in Selling, general and administrative expenses within the unaudited condensed statements of income.
Pro forma financial information as well as the disclosure of actual results have not been included because these financial results are not significant when compared to the Company’s consolidated financial results.
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
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Generally, the Company

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

does not extend payment terms beyond one year. Applying the practical expedient, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component for the nine months ended September 28, 2019 and September 29, 2018.
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
Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major business line and timing of transfer of products or services:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(in thousands)
Major Products/Service Lines:
RMS	$132,546	$126,811	$405,772	$391,195
DSA	420,079	352,257	1,179,793	958,665
Manufacturing	115,326	106,227	344,523	314,706
Total revenue	$667,951	$585,295	$1,930,088	$1,664,566

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(in thousands)
Timing of Revenue Recognition:
RMS
Services and products transferred over time	$56,243	$49,417	$168,377	$146,947
Services and products transferred at a point in time	76,303	77,394	237,395	244,248
DSA
Services and products transferred over time	419,445	352,203	1,178,874	958,174
Services and products transferred at a point in time	634	54	919	491
Manufacturing
Services and products transferred over time	36,308	31,420	102,674	92,978
Services and products transferred at a point in time	79,018	74,807	241,849	221,728
Total revenue	$667,951	$585,295	$1,930,088	$1,664,566

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
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 28, 2019. Excluded from the disclosure is the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of September 28, 2019:

	Revenue Expected to be Recognized in Future Periods
	Less than 1 Year	1 to 3 Years	4 to 5 Years	Beyond 5 Years	Total
	(in thousands)
DSA	$163,868	$111,890	$6,641	$409	$282,808
Manufacturing	10,165	12,997	20	8	23,190
Total	$174,033	$124,887	$6,661	$417	$305,998

Contract Balances from Contracts with Customers

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

	September 28, 2019	December 29, 2018
	(in thousands)
Balances from contracts with customers:
Client receivables	$394,135	$370,131
Contract assets (unbilled revenue)	134,169	105,216
Contract liabilities (current and long-term deferred revenue)	191,443	179,559
Contract liabilities (customer contract deposits)	36,006	38,245

When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. As of September 28, 2019, the Company excluded approximately $21 million of unpaid advanced client billings from both client receivables and deferred revenue and approximately $36 million of advanced client payments have been presented as customer contract deposits within other current liabilities in the accompanying unaudited condensed consolidated balance sheets.
Other changes in the contract asset and the contract liability balances during the nine months ended September 28, 2019 were as follows:
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
During the nine months ended September 28, 2019, an immaterial cumulative catch-up adjustment to revenue was recorded.
(iii) A change in the time frame for a right to consideration to become unconditional (that is, for a contract asset to be recorded as a client receivable):
Approximately 85% of unbilled revenue as of December 29, 2018 was billed during the nine months ended September 28, 2019.
(iv) A change in the time frame for a performance obligation to be satisfied (that is, for the recognition of revenue arising from a contract liability):
Approximately 80% of contract liabilities as of December 29, 2018 were recognized as revenue during the nine months ended September 28, 2019.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. SEGMENT INFORMATION
The Company’s three reportable segments are Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Support (Manufacturing).
The following table presents revenue and other financial information by reportable segment:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(in thousands)
RMS
Revenue	$132,546	$126,811	$405,772	$391,195
Operating income	34,385	32,121	103,729	104,893
Depreciation and amortization	4,895	4,811	14,198	14,565
Capital expenditures	5,818	8,166	14,979	18,105
DSA
Revenue	$420,079	$352,257	$1,179,793	$958,665
Operating income	64,995	62,909	175,214	160,391
Depreciation and amortization	39,898	31,433	111,231	83,262
Capital expenditures	21,141	10,800	45,130	34,496
Manufacturing
Revenue	$115,326	$106,227	$344,523	$314,706
Operating income	39,253	33,266	103,893	95,904
Depreciation and amortization	5,990	5,709	17,577	17,313
Capital expenditures	6,421	2,709	14,299	12,731

Reconciliations of segment operating income, depreciation and amortization, and capital expenditures to the respective consolidated amounts are as follows:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(in thousands)
Three Months Ended:
Total reportable segments	$138,633	$128,296	$50,783	$41,953	$33,380	$21,675
Unallocated corporate	(45,831)	(43,934)	975	1,639	1,783	764
Total consolidated	$92,802	$84,362	$51,758	$43,592	$35,163	$22,439

Nine Months Ended:
Total reportable segments	$382,836	$361,188	$143,006	$115,140	$74,408	$65,332
Unallocated corporate	(140,474)	(132,287)	3,256	5,058	2,267	6,046
Total consolidated	$242,362	$228,901	$146,262	$120,198	$76,675	$71,378

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue for each significant product or service offering is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(in thousands)
RMS	$132,546	$126,811	$405,772	$391,195
DSA	420,079	352,257	1,179,793	958,665
Manufacturing	115,326	106,227	344,523	314,706
Total revenue	$667,951	$585,295	$1,930,088	$1,664,566

A summary of unallocated corporate expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(in thousands)
Stock-based compensation	$8,752	$7,910	$27,744	$24,517
Compensation, benefits, and other employee-related expenses	18,770	20,464	54,561	56,375
External consulting and other service expenses	4,156	4,767	12,060	12,711
Information technology	3,534	3,070	10,811	8,723
Depreciation	975	1,639	3,256	5,058
Acquisition and integration	5,679	1,122	23,621	15,678
Other general unallocated corporate	3,965	4,962	8,421	9,225
Total unallocated corporate expense	$45,831	$43,934	$140,474	$132,287

Other general unallocated corporate expense consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.
Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Three Months Ended:
September 28, 2019	$373,094	$184,685	$71,984	$36,698	$1,490	$667,951
September 29, 2018	336,811	159,473	53,665	34,062	1,284	585,295
Nine Months Ended:
September 28, 2019	$1,091,194	$533,820	$194,865	$106,090	$4,119	$1,930,088
September 29, 2018	919,807	481,955	153,802	104,817	4,185	1,664,566

Included in the Asia Pacific category above are operations located in China, Japan, Korea, Australia, Singapore, and India. Included in the Other category above are operations located in Brazil and Israel. Revenue represents sales originating in entities physically located in the identified geographic area.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables, net is as follows:

	September 28, 2019	December 29, 2018
	(in thousands)
Client receivables	$394,135	$370,131
Unbilled revenue	134,169	105,216
Total	528,304	475,347
Less: Allowance for doubtful accounts	(4,230)	(3,099)
Trade receivables, net	$524,074	$472,248

The composition of inventories is as follows:

	September 28, 2019	December 29, 2018
	(in thousands)
Raw materials and supplies	$23,670	$22,378
Work in process	36,851	21,732
Finished products	95,005	83,782
Inventories	$155,526	$127,892

The composition of other current assets is as follows:

	September 28, 2019	December 29, 2018
	(in thousands)
Prepaid income tax	$75,019	$47,157
Investments	855	885
Restricted cash	534	465
Other	366	300
Other current assets	$76,774	$48,807

The composition of other assets is as follows:

	September 28, 2019	December 29, 2018
	(in thousands)
Venture capital investments	$100,553	$87,545
Other investments	13,045	1,046
Life insurance policies	35,861	32,340
Restricted cash	1,427	1,411
Other	42,288	21,417
Other assets	$193,174	$143,759

The composition of other current liabilities is as follows:

	September 28, 2019	December 29, 2018
	(in thousands)
Current portion of operating lease right-of-use liabilities	$20,032	$—
Accrued income taxes	44,121	24,120
Customer contract deposits	36,006	38,245
Other	14,243	8,915
Other current liabilities	$114,402	$71,280

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of other long-term liabilities is as follows:

	September 28, 2019	December 29, 2018
	(in thousands)
U.S. Transition Tax	$52,066	$52,064
Long-term pension liability	29,028	24,671
Accrued executive supplemental life insurance retirement plan	37,328	36,086
Long-term deferred revenue	25,348	34,420
Other	27,473	31,880
Other long-term liabilities	$171,243	$179,121

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
Venture capital investments were $100.6 million and $87.5 million as of September 28, 2019 and December 29, 2018, respectively. The Company’s total commitment to the venture capital funds as of September 28, 2019 was $128.1 million, of which the Company funded $77.4 million through that date. The Company received dividends totaling $0.2 million and $5.6 million for the three months ended September 28, 2019 and September 29, 2018, respectively. The Company received dividends totaling $1.8 million and $14.1 million for the nine months ended September 28, 2019 and September 29, 2018, respectively. The Company recognized losses of $0.6 million and gains of $5.4 million related to the venture capital investments for the three months ended September 28, 2019 and September 29, 2018, respectively. The Company recognized gains of $5.7 million and $22.8 million related to the venture capital investments for the nine months ended September 28, 2019 and September 29, 2018, respectively. Gains and losses are recorded in Other income, net in the accompanying unaudited condensed consolidated statements of income.
The Company also invests, with minority positions, directly in equity of predominantly privately-held companies. These investments are reported at fair value or under the equity method of accounting, as appropriate. Equity investments that do not have readily determinable fair values are generally recorded at cost, plus or minus certain adjustments. Other investments were $13.0 million and $1.0 million as of September 28, 2019 and December 29, 2018, respectively. The Company recognized an insignificant amount of gains and losses related to these investments for the three and nine months ended September 28, 2019 and September 29, 2018. Gains and losses from other investments are recorded in Other income, net in the accompanying unaudited consolidated statements of income.
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
The fair value hierarchy level is determined by asset and class based on the lowest level of significant input. The observability of inputs may change for certain assets or liabilities. This condition could cause an asset or liability to be reclassified between levels. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the nine months ended September 28, 2019 and September 29, 2018, there were no transfers between levels.

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

•	Contingent consideration - Valued based on a probability weighting of the future cash flows associated with the potential outcomes.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 28, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$436	$—	$436
Other assets:
Foreign currency forward contract	—	778	—	778
Life insurance policies	—	28,207	—	28,207
Total assets measured at fair value	$—	$29,421	$—	$29,421

Other current liabilities measured at fair value:
Contingent consideration	$—	$—	$692	$692

	December 29, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$45,982	$—	$45,982
Other assets:
Life insurance policies	—	24,541	—	24,541
Total assets measured at fair value	$—	$70,523	$—	$70,523

Other current liabilities:
Contingent consideration	$—	$—	$3,033	$3,033
Foreign currency forward contract	—	1,319	—	1,319
Total liabilities measured at fair value	$—	$1,319	$3,033	$4,352

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent Consideration
The following table provides a rollforward of the contingent consideration related to previous business acquisitions. See Note 2, “Business Acquisitions.”

	Nine Months Ended
	September 28, 2019	September 29, 2018
	(in thousands)
Beginning balance	$3,033	$298
Additions	2,869	3,315
Payments	(5,252)	—
Foreign currency translation	42	(213)
Ending balance	$692	$3,400

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
As of both September 28, 2019 and December 29, 2018, the book value of the Company’s Senior Notes, which is a fixed rate obligation carried at amortized cost, was $500.0 million. The fair value of the Company’s Senior Notes as of September 28, 2019 and December 29, 2018 was $530.0 million and $495.0 million, respectively. Fair value is based on quoted market prices as well as borrowing rates available to the Company. As the fair value is based on significant other observable outputs, it is deemed to be Level 2 within the fair value hierarchy.
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

		Adjustments to Goodwill
	December 29, 2018	Acquisitions	Foreign Exchange	September 28, 2019
	(in thousands)
RMS	$56,968	$—	$(761)	$56,207
DSA	1,051,470	293,116	(13,660)	1,330,926
Manufacturing	138,695	—	(4,209)	134,486
Goodwill	$1,247,133	$293,116	$(18,630)	$1,521,619

The increase in goodwill during the nine months ended September 28, 2019 related primarily to the acquisition of Citoxlab in the DSA reportable segment and the impact of foreign exchange.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets, Net
The following table displays intangible assets, net by major class:

	September 28, 2019			December 29, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Backlog	$28,716	$(23,969)	$4,747	$20,900	$(18,691)	$2,209
Technology	119,180	(52,291)	66,889	101,506	(41,870)	59,636
Trademarks and trade names	8,108	(4,724)	3,384	8,331	(4,640)	3,691
Other	17,850	(11,613)	6,237	17,448	(10,041)	7,407
Other intangible assets	173,854	(92,597)	81,257	148,185	(75,242)	72,943
Client relationships	919,738	(298,870)	620,868	791,725	(253,780)	537,945
Intangible assets	$1,093,592	$(391,467)	$702,125	$939,910	$(329,022)	$610,888

The increase in intangible assets, net during the nine months ended September 28, 2019 related primarily to the acquisition of Citoxlab.
9. LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS
Long-Term Debt and Finance Lease Obligations
Long-term debt, net and finance leases consists of the following:

	September 28, 2019	December 29, 2018
	(in thousands)
Term loans	$703,125	$731,250
Revolving facility	691,459	397,452
2026 Senior Notes	500,000	500,000
Other debt	5,692	26,286
Finance leases (Note 16)	29,712	29,240
Total debt and finance leases	1,929,988	1,684,228
Less:
Current portion of long-term debt	30,609	28,228
Current portion of finance leases (Note 16)	3,002	3,188
Current portion of long-term debt and finance leases	33,611	31,416
Long-term debt and finance leases	1,896,377	1,652,812
Debt discount and debt issuance costs	(13,784)	(16,214)
Long-term debt, net and finance leases	$1,882,593	$1,636,598

As of September 28, 2019 and December 29, 2018, the weighted average interest rate on the Company’s debt was 3.33% and 4.24%, respectively.
Term Loans and Revolving Facility
On March 26, 2018, the Company amended and restated its $1.65 billion credit facility creating a $2.3 billion credit facility (Credit Facility). The amendment extended the maturity date and provided for a $750.0 million term loan and a $1.55 billion multi-currency revolving facility. The amendment was accounted for as a debt modification. In connection with the transaction, the Company capitalized approximately $6.2 million within Long-term debt, net and finance leases in the accompanying unaudited condensed consolidated balance sheets and expensed approximately $1.0 million of debt issuance costs recorded within Interest expense in the accompanying unaudited condensed consolidated statements of income for the year ended 2018. On September 25, 2019 the Company amended and restated the Credit Facility for certain administrative matters.
The term loan facility matures in 19 quarterly installments with the last installment due March 26, 2023. The revolving facility matures on March 26, 2023, and requires no scheduled payment before that date.
On October 23, 2019, the Company prepaid $500.0 million of the term loan with proceeds from a $500.0 million unregistered private offering (see 2028 Senior Notes Offering below). Additionally, on November 4, 2019, the Company amended and

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

restated the Credit Facility to increase the multi-currency revolving facility by $500.0 million, from $1.55 billion to $2.05 billion. The amount outstanding under the multi-currency revolving facility has not significantly changed since September 28, 2019. Under specified circumstances, the Company has the ability to increase the term loan and/or revolving facility by up to $1.0 billion in the aggregate.
The interest rates applicable to the term loan and revolving facility under the Credit Facility are, at the Company’s option, equal to either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted LIBOR rate plus 1.0%) or the adjusted LIBOR rate, plus an interest rate margin based upon the Company’s leverage ratio.
The Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company’s business and negative and affirmative covenants. These covenants include (1) maintenance of a ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 3.50 to 1.0 as well as (2) maintenance of a ratio of consolidated indebtedness to consolidated EBITDA for any period of four consecutive fiscal quarters, of no more than 4.00 to 1.0. As of September 28, 2019, the Company was compliant with all covenants.
The obligations of the Company under the Credit Facility are collateralized by substantially all of the assets of the Company.
During the three and nine months ended September 28, 2019, the Company had multiple U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Company’s Credit Facility, which ranged from $300 million to $350 million. This resulted in foreign currency losses recognized in Other income, net of $12.1 million during the three months ended September 28, 2019 and $14.9 million during the nine months ended September 28, 2019. The Company entered into foreign exchange forward contracts to limit its foreign currency exposures related to these borrowings. As of September 28, 2019, the Company did not have any outstanding borrowings in a currency different than its respective functional currency. See Note 14, “Foreign Currency Contracts”, for further discussion.
Base Indenture for Senior Notes Offerings
On April 3, 2018, the Company entered into an indenture (Base Indenture) with MUFG Union Bank, N.A., (Trustee). The purpose of the Indenture was to allow the Company the ability to issue senior notes. The Company has entered into two supplemental indentures in connection with two unregistered offerings, which are described below.
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
2026 Senior Notes Offering
On April 3, 2018, the Company entered into the first supplemental indenture (First Supplemental Indenture) with the Trustee in connection with an offering of $500.0 million in aggregate principal amount of the Company’s 5.5% Senior Notes (2026 Senior Notes), due in 2026, in an unregistered offering. Under the terms of the First Supplemental Indenture, interest on the Senior Notes is payable semi-annually on April 1 and October 1, beginning on October 1, 2018. The 2026 Senior Notes are guaranteed fully and unconditionally, jointly and severally on a senior unsecured basis by the Company and certain of its U.S. subsidiaries. In connection with the transaction, the Company incurred $7.4 million of debt issuance costs within Long-term debt, net and finance leases in the accompanying unaudited condensed consolidated balance sheets.
The Company may redeem all or part of the 2026 Senior Notes at any time prior to April 1, 2021, at its option, at a redemption price equal to 100% of the principal amount of such Senior Notes plus the Applicable Premium (as defined in the First Supplemental Indenture). The Company may also redeem up to 40% of the Senior Notes with the proceeds of certain equity offerings completed before April 1, 2021, at a redemption price equal to 105.5% of the principal amount of such 2026 Senior Notes. On or after April 1, 2021, the Company may on any one or more occasions redeem all or a part of the 2026 Senior Notes, at the redemption prices specified in the Indenture based on the applicable date of redemption. Upon the occurrence of a Change of Control Triggering Event (as defined in the Indenture), the Company will be required to offer to repurchase the 2026 Senior Notes at a purchase price equal to 101% of the aggregate principal amount of such 2026 Senior Notes. Any redemption of the 2026 Senior Notes would also require settlement of accrued and unpaid interest, if any, up to but excluding the redemption date.
Net proceeds from the 2026 Senior Notes of $493.8 million were used to partially repay the outstanding revolving credit facility on April 3, 2018 as well as fund the acquisition of MPI Research.
2028 Senior Notes Offering
On October 23, 2019, the Company entered into a second supplemental indenture (Second Supplemental Indenture) with the Trustee in connection with the offering of $500.0 million in aggregate principal amount of the Company’s 4.25% Senior Notes

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2028 Senior Notes), due in 2028, in an unregistered offering. Under the terms of the Second Supplemental Indenture, interest on the 2028 Senior Notes is payable semi-annually on May 1 and November 1, beginning on May 1, 2020. The 2028 Senior Notes are guaranteed fully and unconditionally, jointly and severally on a senior unsecured basis by the Company and certain of its U.S. subsidiaries. In connection with the transaction, the Company incurred approximately $6 million of debt issuance costs, which were capitalized upon the 2028 Senior Notes issuance on October 23, 2019.
The Company may redeem all or part of the 2028 Senior Notes at any time prior to May 1, 2023, at its option, at a redemption price equal to 100% of the principal amount of such 2028 Senior Notes plus the Applicable Premium (as defined in the Indenture). The Company may also redeem up to 40% of the 2028 Senior Notes with the proceeds of certain equity offerings completed before May 1, 2023, at a redemption price equal to 104.25% of the principal amount of such 2028 Senior Notes. On or after May 1, 2023, the Company may on any one or more occasions redeem all or a part of the 2028 Senior Notes, at the redemption prices specified in the Indenture based on the applicable date of redemption. Upon the occurrence of a Change of Control Triggering Event (as defined in the Indenture), the Company will be required to offer to repurchase the Senior Notes at a purchase price equal to 101% of the aggregate principal amount of such Senior Notes. Any redemption of the Senior Notes would also require settlement of accrued and unpaid interest, if any, up to but excluding the redemption date.
Net proceeds from the 2028 Senior Notes of approximately $494 million and available cash were used to prepay a portion of the term loan on October 23, 2019.
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
Letters of Credit
As of September 28, 2019 and December 29, 2018, the Company had $6.7 million and $6.5 million, respectively, in outstanding letters of credit.
10. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(in thousands)
Numerator:
Income from continuing operations, net of income taxes	$73,552	$60,902	$173,549	$167,020
Income from discontinued operations, net of income taxes	—	—	—	1,506
Less: Net income attributable to noncontrolling interests	742	534	1,878	1,818
Net income attributable to common shareholders	$72,810	$60,368	$171,671	$166,708

Denominator:
Weighted-average shares outstanding - Basic	48,818	48,310	48,682	48,098
Effect of dilutive securities:
Stock options, restricted stock units, performance share units and restricted stock	897	1,016	945	1,020
Weighted-average shares outstanding - Diluted	49,715	49,326	49,627	49,118

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options to purchase 0.4 million and 0.5 million shares for the three months ended September 28, 2019 and September 29, 2018, respectively, as well as a non-significant number of restricted shares, restricted stock units (RSUs), and performance share units (PSUs), were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase 0.4 million and 0.5 million shares for the nine months ended September 28, 2019 and September 29, 2018, respectively, as well as a non-significant number of restricted shares, RSUs and PSUs, were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted-average shares outstanding for both the nine months ended September 28, 2019 and September 29, 2018 excluded the impact of 1.0 million shares of non-vested restricted stock and RSUs.
Treasury Shares
During the nine months ended September 28, 2019 and September 29, 2018, the Company did not repurchase any shares under its authorized stock repurchase program. As of September 28, 2019, the Company had $129.1 million remaining on the authorized stock repurchase program.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of RSUs and PSUs in order to satisfy individual statutory tax withholding requirements. During the nine months ended September 28, 2019 and September 29, 2018, the Company acquired 0.1 million shares for $18.0 million and 0.1 million shares for $13.8 million, respectively, from such netting.
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 29, 2018	$(102,199)	$(70,504)	$(172,703)
Other comprehensive loss before reclassifications	(8,261)	—	(8,261)
Amounts reclassified from accumulated other comprehensive loss	—	1,113	1,113
Net current period other comprehensive income (loss)	(8,261)	1,113	(7,148)
Income tax expense (benefit)	(1,615)	234	(1,381)
September 28, 2019	$(108,845)	$(69,625)	$(178,470)

Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as noncontrolling interest. The activity within the nonredeemable noncontrolling interest was immaterial during the three and nine months ended September 28, 2019 and September 29, 2018.
Redeemable Noncontrolling Interests
On June 13, 2019, the Company purchased an additional 5% equity interest in Vital River for $7.9 million, resulting in total ownership of 92%. The Company recorded a $0.8 million gain in equity equal to the excess fair value of the 5% equity interest over the purchase price. Concurrent with the transaction, the pre-existing agreement was further amended to provide the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 8% equity interest (redeemable noncontrolling interest) at a contractually defined redemption value, subject to a redemption floor, which represents a derivative embedded within the equity instrument. These rights are exercisable beginning in 2022 and are accelerated in certain events. The Company recorded a charge of $2.2 million in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income, equal to the excess fair value of the hybrid instrument (equity interest with embedded derivative) over the fair value of the 8% equity interest. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value ($14.5 million as of September 28, 2019) and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 8% interest, the noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities. The agreement does not limit the amount that the Company could be required to pay to purchase the remaining 8% equity interest.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As part of the Citoxlab acquisition on April 29, 2019, the Company acquired a less than wholly owned subsidiary that is fully consolidated under the voting interest model. The Company acquired a 90% equity interest, which includes a 10% redeemable noncontrolling interest. The noncontrolling interest holders have the ability to require the Company to purchase the remaining 10% interest at certain dates in the future between 2021 through 2023. The noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets and is approximately $4 million as of September 28, 2019.
On August 28, 2019, the Company acquired an 80% equity interest in a supplier, which included a 20% redeemable noncontrolling interest. The contract provides the Company the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 20% equity interest at its appraised value. These rights are exercisable beginning in 2022. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the appraised value and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest or a pre-determined floor value. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 20% interest, the noncontrolling interest is classified in the mezzanine section of the unaudited condensed balance sheets, which is presented above the equity section and below liabilities. The agreement does not limit the amount that the Company could be required to pay to purchase the remaining 20% equity interest.
The following table provides a rollforward of the activity related to the Company’s redeemable noncontrolling interests:

	Nine Months Ended
	September 28, 2019	September 29, 2018
	(in thousands)
Beginning balance	$18,525	$16,609
Adjustment to Vital River redemption value	1,451	1,111
Purchase of Vital River 5% equity interest	(8,745)	—
Change in fair value of Vital River 8% equity interest, included in additional-paid-in-capital	2,708	—
Modification of Vital River 8% purchase option	2,196	—
Acquisition of a 10% non-controlling interest through acquiring Citoxlab	4,035	—
Acquisition of a 20% non-controlling interest through acquiring a supplier	8,740	—
Net income attributable to noncontrolling interests	249	543
Foreign currency translation	(814)	(932)
Ending balance	$28,345	$17,331

11. INCOME TAXES
The Company’s effective tax rates for the three months ended September 28, 2019 and September 29, 2018 were (0.4)% and 16.9%, respectively. The Company’s effective tax rates for the nine months ended September 28, 2019 and September 29, 2018 were 12.6% and 19.2%, respectively. For the three and nine months ended September 28, 2019, the change in the effective tax rates from the prior year periods were primarily attributable to recognizing a $20.4 million deferred tax asset in the three months ended September 28, 2019 for net operating losses expected to be utilized in the future due to changes in the Company’s international financing structure.
For the three months ended September 28, 2019, the Company’s unrecognized tax benefits decreased by $5.8 million to $19.0 million, primarily due to the lapse of statutes of limitations, offset by an additional quarter of Canadian Scientific Research and Experimental Development Credit reserves. For the three months ended September 28, 2019, the unrecognized income tax benefits that would impact the effective tax rate decreased by $6.1 million to $16.6 million, for the same reasons discussed above. The accrued interest on unrecognized tax benefits was $2.2 million at September 28, 2019. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by up to $1.6 million over the next twelve-month period, primarily due to the outcome of pending tax audits.
The Company conducts business in several tax jurisdictions. As a result, it is subject to tax audits in jurisdictions including the U.S., U.K., China, France, Germany, Canada, Japan and India. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2016.
The Company and certain of its subsidiaries have ongoing tax controversies with various tax authorities in the U.S., Canada, Japan, India, China, and France. The Company does not anticipate resolution of these audits will have a material impact on its financial statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The following table provides the components of net periodic cost for the Company’s pension, deferred compensation and executive supplemental life insurance retirement plans:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(in thousands)
Service cost	$701	$814	$2,088	$2,629
Interest cost	2,902	2,752	8,652	8,241
Expected return on plan assets	(3,236)	(3,801)	(9,706)	(11,690)
Amortization of prior service cost (credit)	92	(135)	274	(406)
Amortization of net loss	489	736	1,466	2,267
Net periodic cost	$948	$366	$2,774	$1,041

Service cost is recorded as an operating expense within the accompanying unaudited condensed consolidated statements of income. All other components of net periodic costs are recorded in Other income, net in the accompanying unaudited condensed consolidated statements of income. The net periodic cost for the Company’s other post-retirement benefit plan for the three and nine months ended September 28, 2019 and September 29, 2018 was not significant.
13. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock, RSUs, and PSUs.
The following table provides stock-based compensation by the financial statement line item in which it is reflected:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(in thousands)
Cost of revenue	$2,354	$1,596	$6,792	$4,747
Selling, general and administrative	11,671	10,224	36,637	31,161
Stock-based compensation, before income taxes	14,025	11,820	43,429	35,908
Provision for income taxes	(2,166)	(2,370)	(7,068)	(6,940)
Stock-based compensation, net of income taxes	$11,859	$9,450	$36,361	$28,968

During the nine months ended September 28, 2019, the Company granted stock options representing 0.5 million common shares with a per-share weighted-average grant date fair value of $33.97, RSUs representing 0.2 million common shares with a per-share weighted-average grant date fair value of $142.89, and PSUs representing 0.2 million common shares with a per-share weighted-average grant date fair value of $162.74. The maximum number of common shares to be issued upon vesting of PSUs granted during the nine months ended September 28, 2019 is 0.3 million.
14. FOREIGN CURRENCY CONTRACTS
Cross currency loan
The Company entered into foreign exchange forward contracts during the nine months ended September 28, 2019 and three months ended December 29, 2018 to limit its foreign currency exposure related to a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency entity under the Credit Facility. These contracts are not designated as hedging instruments. Any gains or losses on these forward contracts are recognized immediately in Interest expense.
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

The Company had no open forward contracts related to a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency at September 28, 2019.
The following table summarizes the effect of the foreign exchange forward contracts entered into to limit its foreign currency exposure related to a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency entity under the Credit Facility on the Company’s unaudited condensed consolidated statements of income:

	September 28, 2019		September 29, 2018
Location of hedge gain (loss)	Financial statement caption amount	Amount of gain (loss)	Financial statement caption amount	Amount of gain (loss)
	(in thousands)
Three Months Ended:
Interest expense	$(5,698)	$14,311	$(17,197)	$—
Nine Months Ended:
Interest expense	$(36,520)	$21,622	$(47,031)	$—

Intercompany loans
The Company also entered into foreign exchange forward contracts during the nine months ended September 28, 2019 to limit its foreign currency exposure related to certain intercompany loans. These contracts are not designated as hedging instruments. Any gains or losses on forward contracts associated with intercompany loans are recognized immediately in Other income, net and are largely offset by the remeasurement of the underlying intercompany loans.
The Company had one open forward contract related to an intercompany loan at September 28, 2019. The notional amount and fair value of the open contract is summarized as follows:

	Notional Amount	Fair Value	Balance Sheet Location
	(in thousands)
September 28, 2019	$108,029	$778	Other current assets

The forward contract outstanding as of September 28, 2019 had a duration of less than 1 month. The Company had no such open contracts at December 29, 2018.
The following table summarizes the effect of the foreign exchange forward contracts entered into in connection with intercompany loans on the Company’s unaudited condensed consolidated statements of income:

	September 28, 2019		September 29, 2018
Location of hedge gain (loss)	Financial statement caption amount	Amount of gain (loss)	Financial statement caption amount	Amount of gain (loss)
	(in thousands)
Three Months Ended:
Other (expense) income, net	$(14,254)	$840	$5,910	$235
Nine Months Ended:
Other (expense) income, net	$(8,161)	$1,358	$24,069	$(850)

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

	Three Months Ended
	September 28, 2019			September 29, 2018
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Cost of services provided and products sold (excluding amortization of intangible assets)	$435	$180	$615	$30	$5	$35
Selling, general and administrative	2,038	—	2,038	4,619	21	4,640
Total	$2,473	$180	$2,653	$4,649	$26	$4,675

	Nine Months Ended
	September 28, 2019			September 29, 2018
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Cost of services provided and products sold (excluding amortization of intangible assets)	$1,074	$1,685	$2,759	$767	$27	$794
Selling, general and administrative	3,110	18	3,128	6,354	21	6,375
Total	$4,184	$1,703	$5,887	$7,121	$48	$7,169

The following table presents restructuring costs by reportable segment for these productivity improvement initiatives:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(in thousands)

RMS	$381	$—	$1,323	$—
DSA	1,843	56	2,529	1,021
Manufacturing	429	—	2,035	870
Unallocated corporate	—	4,619	—	5,278
Total	$2,653	$4,675	$5,887	$7,169

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

The following table presents a summary of severance and transition costs, and asset impairments (referred to as restructuring costs) during the three and nine months ended September 29, 2018 related to this initiative within the unaudited condensed consolidated statements of income. The Company did not incur any restructuring costs in the three and nine months ended September 28, 2019.

	September 29, 2018
	Three Months Ended			Nine Months Ended
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total

Cost of services provided and products sold (excluding amortization of intangible assets)	$95	$238	$333	$650	$822	$1,472
Selling, general and administrative	(30)	—	(30)	158	—	158
Total	$65	$238	$303	$808	$822	$1,630

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
The following table provides a rollforward for all of the Company’s severance and transition costs, and lease obligation liabilities related to all restructuring activities:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(in thousands)
Beginning balance	$2,758	$6,810	$2,921	$6,856
Expense (excluding non-cash charges)	2,653	4,714	5,508	7,929
Payments / utilization	(1,604)	(4,407)	(4,608)	(7,544)
Foreign currency adjustments	(24)	(55)	(38)	(179)
Ending balance	$3,783	$7,062	$3,783	$7,062

As of September 28, 2019 and September 29, 2018, $3.8 million and $2.6 million of severance and other personnel related costs liabilities and lease obligation liabilities, respectively, were included in accrued compensation and accrued liabilities within the Company’s unaudited condensed consolidated balance sheets and zero and $4.4 million, respectively, were included in other long-term liabilities within the Company’s unaudited condensed consolidated balance sheets.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reporting results for the nine months ended September 28, 2019 reflect the application of ASC 842 guidance while the historical results for fiscal year 2018 were prepared under the guidance of ASC 840. The adoption of the new standard did not have a significant impact upon the Company’s condensed consolidated statements of income and cash flows. The adoption of the new standard resulted in the following impact to the condensed consolidated balance sheet: i) no significant change in the carrying values of assets and liabilities related to the Company’s finance leases, previously referred to as capital leases (See Note 9, “Long-Term Debt and Finance Lease Obligations”), ii) the derecognition of assets and related liabilities pertaining to certain build-to-suit arrangements previously accounted for under ASC 840 and recording them under the guidance of ASC 842, and iii) the recording of right-of-use assets and corresponding lease liabilities pertaining to the Company’s operating leases on the condensed consolidated balance sheet, adjusted for existing balances of prepaid rent and deferred rent liabilities as of the transition date. The cumulative effect of applying ASC 842 to all leases that had commenced as of December 30, 2018 was as follows:

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

Operating and Finance Leases
At inception of a contract, the Company determines if a contract meets the definition of a lease. A lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company determines if the contract conveys the right to control the use of an identified asset for a period of time. The Company assesses throughout the period of use whether the Company has both of the following: (1) the right to obtain substantially all of the economic benefits from use of the identified asset, and (2) the right to direct the use of the identified asset. This determination is reassessed if the terms of the contract are changed. Leases are classified as operating or finance leases based on the terms of the lease agreement and certain characteristics of the identified asset. Right-of-use assets and lease liabilities are recognized at lease commencement date based on the present value of the minimum future lease payments.
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
Right-of-use lease assets and lease liabilities are reported in the Company’s unaudited condensed consolidated balance sheets as follows:

September 28, 2019
(in thousands)
Operating leases
Operating lease right-of-use assets, net	$140,359

Other current liabilities	$20,032
Operating lease right-of-use liabilities	116,868
Total operating lease liabilities	$136,900

Finance leases
Property, plant and equipment, net	$32,076

Current portion of long-term debt and finance leases	$3,002
Long-term debt, net and finance leases	26,710
Total finance lease liabilities	$29,712

The components of operating and finance lease costs for the three and nine months ended September 28, 2019 were as follows:

	September 28, 2019
	Three Months Ended	Nine Months Ended
	(in thousands)
Operating lease costs	$7,839	$23,433
Finance lease costs:
Amortization of right-of-use assets	1,070	2,921
Interest on lease liabilities	360	1,001
Short-term lease costs	256	652
Variable lease costs	646	1,911
Sublease income	(383)	(474)
Total lease costs	$9,788	$29,444

Other information related to leases was as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental cash flow information

Nine Months Ended
September 28, 2019
(in thousands)
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,084
Operating cash flows from finance leases	1,058
Finance cash flows from finance leases	2,862

Non-cash leases activity:
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$20,805
Right-of-use lease assets obtained in exchange for new finance lease liabilities	4,741
Lease term and discount rate

As of
September 28, 2019
Weighted-average remaining lease term (in years)
Operating lease	8.35
Finance lease	12.94
Weighted-average discount rate
Operating lease	4.37
Finance lease	4.40

At the lease commencement date, the discount rate implicit in the lease is used to discount the lease liability if readily determinable. If not readily determinable or leases do not contain an implicit rate, the Company’s incremental borrowing rate is used as the discount rate.
As of September 28, 2019, maturities of operating and finance lease liabilities for each of the following five years and a total thereafter were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2019 (excluding the nine months ended September 28, 2019)	$6,264	$1,244
2020	25,519	4,658
2021	23,993	3,651
2022	20,188	3,622
2023	16,197	2,760
Thereafter	74,148	24,235
Total minimum future lease payments	166,309	40,170
Less: Imputed interest	29,409	10,458
Total lease liabilities	$136,900	$29,712

Total minimum future lease payments (predominantly operating leases) of approximately $47 million for leases that have not commenced as of September 28, 2019, as the Company does not yet control the underlying assets, are not included in the condensed consolidated financial statements. These leases are expected to commence between fiscal years 2019 and 2024 with lease terms of approximately 3 to 15 years.
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
On August 28, 2019, we acquired an 80% ownership interest in a supplier that supports our DSA reportable segment. The remaining 20% interest is a redeemable non-controlling interest. The preliminary purchase price was $23.4 million, net of a $4.0 million pre-existing relationship for a supply agreement settled upon acquisition, and subject to certain post-closing adjustments that may change the purchase price. The acquisition was funded through a combination of cash on hand and proceeds from our Credit Facility under the multi-currency revolving facility. The business is reported as part of our DSA reportable segment.
On April 29, 2019, we acquired Citoxlab, a non-clinical CRO, specializing in regulated safety assessment services, non-regulated discovery services, and medical device testing. With operations in Europe and North America, the acquisition of Citoxlab further strengthens our position as a leading, global, early-stage CRO by expanding our scientific portfolio and geographic footprint, which enhances our ability to partner with clients across the drug discovery and development continuum. The preliminary purchase price for Citoxlab was $527.7 million in cash, subject to certain post-closing adjustments that may change the purchase price. The acquisition was funded through a combination of cash on hand and proceeds from our Credit Facility under the multi-currency revolving facility. Citoxlab is reported as part of our DSA reportable segment.
On April 3, 2018, we acquired MPI Research, a non-clinical CRO providing comprehensive testing services to biopharmaceutical and medical device companies worldwide. The acquisition enhances our position as a leading global early-

stage CRO by strengthening our ability to partner with clients across the drug discovery and development continuum. The purchase price for MPI Research was $829.7 million in cash. The acquisition was funded by borrowings on our Credit Facility as well as the issuance of $500.0 million of 5.5% Senior Notes due 2026 (2026 Senior Notes) in an unregistered offering. MPI Research is reported as part of our DSA reportable segment.
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
Overview of Results of Operations and Liquidity
Revenue for the three months ended September 28, 2019 was $668.0 million compared to $585.3 million in the corresponding period in 2018. This increase of $82.7 million, or 14.1%, was primarily due to the recent acquisition of Citoxlab as well as growth in our DSA and Manufacturing segments; partially offset by the negative effect of changes in foreign currency exchange rates which decreased revenue by $7.7 million, or 1.3%, when compared to the corresponding period in 2018. Revenue for the nine months ended September 28, 2019 was $1.9 billion compared to $1.7 billion in the corresponding period in 2018. The increase of $265.5 million, or 16.0%, was primarily due to the reasons described above as well as the acquisition of MPI Research; partially offset by the negative effect of changes in foreign currency exchange rates, which decreased revenue by $32.6 million, or 1.9%, when compared to the corresponding period in 2018.
In the three months ended September 28, 2019, our operating income and operating income margin were $92.8 million and 13.9%, respectively, compared with $84.4 million and 14.4%, respectively, in the corresponding period of 2018. In the nine months ended September 28, 2019, our operating income and operating margin were $242.4 million and 12.6%, respectively, compared with $228.9 million and 13.8%, respectively, in the corresponding period of 2018. The increases in operating income were primarily due to contributions from our recent acquisitions of Citoxlab and MPI Research. The decreases in operating income margin were primarily due to increased amortization expense and costs related to our recent acquisitions; as well as continued investments to support future growth of the businesses, which includes increased investments in personnel (staffing levels and hourly wage increases) and facility expansions.
Net income attributable to common shareholders increased to $72.8 million in the three months ended September 28, 2019, from $60.4 million in the corresponding period of 2018. Net income attributable to common shareholders increased to $171.7 million in the nine months ended September 28, 2019, from $166.7 million in the corresponding period of 2018. The increases in Net income attributable to common shareholders was primarily due to recognizing a $20.4 million deferred tax asset in the three months ended September 28, 2019 for net operating losses expected to be utilized in the future due to changes in the Company’s international financing structure.
During the first nine months of 2019, our cash flows from operations remained relatively consistent at $300.3 million compared with $301.2 million for the same period in 2018. The slight decrease was primarily driven by unfavorable changes in operating assets and liabilities, specifically related to the timing of net contract balances from contracts with customers (collectively trade receivables, net; deferred revenue; and customer contract deposits) and higher compensation payments compared to the prior year period; offset by the favorable timing of vendor and supplier payments compared to the same period in 2018.
On October 23, 2019, we issued $500.0 million of 4.25% Senior Notes due in 2028 (2028 Senior Notes) in an unregistered offering. Interest on the 2028 Senior Notes is payable semi-annually on May 1 and November 1, beginning on May 1, 2020. Net proceeds from the 2028 Senior Notes of approximately $494 million and available cash were used to prepay $500.0 million of our term loan under our Credit Facility. Additionally, on November 4, 2019, we amended and restated our Credit Facility by increasing the amount of our multi-currency revolving facility by $500.0 million, from $1.55 billion to $2.05 billion. Under specified circumstances, we have the ability to increase the term loan and/or revolving facility by up to $1.0 billion in the aggregate.
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

Results of Operations
Three Months Ended September 28, 2019 Compared to the Three Months Ended September 29, 2018
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Three Months Ended
	September 28, 2019	September 29, 2018	$ change	% change
	(in millions, except percentages)
Service revenue	$523.2	$443.0	$80.2	18.1%
Product revenue	144.8	142.3	2.5	1.8%
Total revenue	$668.0	$585.3	$82.7	14.1%

	Three Months Ended
	September 28, 2019	September 29, 2018	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$132.6	$126.8	$5.8	4.5%	(1.3)%
DSA	420.1	352.3	67.8	19.3%	(1.1)%
Manufacturing	115.3	106.2	9.1	8.6%	(2.2)%
Total revenue	$668.0	$585.3	$82.7	14.1%	(1.3)%
The following table presents operating income by reportable segment:

	Three Months Ended
	September 28, 2019	September 29, 2018	$ change	% change
	(in millions, except percentages)
RMS	$34.4	$32.1	$2.3	7.0%
DSA	65.0	62.9	2.1	3.3%
Manufacturing	39.2	33.3	5.9	18.0%
Unallocated corporate	(45.8)	(43.9)	(1.9)	4.3%
Total operating income	$92.8	$84.4	$8.4	10.0%
Operating income % of revenue	13.9%	14.4%		(0.5)%
The following presents the results of each of our reportable segments:
RMS

	Three Months Ended
	September 28, 2019	September 29, 2018	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$132.6	$126.8	$5.8	4.5%	(1.3)%
Cost of revenue (excluding amortization of intangible assets)	81.9	79.2	2.7	3.4%
Selling, general and administrative	16.0	15.1	0.9	5.4%
Amortization of intangible assets	0.3	0.4	(0.1)	(11.4)%
Operating income	$34.4	$32.1	$2.3	7.0%
Operating income % of revenue	25.9%	25.3%		0.6%

RMS revenue increased $5.8 million due primarily to higher research model services revenue and higher research model product revenue in China. Research model services benefited from a large government contract in the IS business. Partially offsetting these increases were the effect of changes in foreign currency exchange rates and lower research model product revenue outside of China, particularly from large biopharmaceutical clients.
RMS operating income increased $2.3 million compared to the corresponding period in 2018. RMS operating income as a percentage of revenue for the three months ended September 28, 2019 was 25.9%, an increase of 0.6% from 25.3% for the corresponding period in 2018. Operating income and operating income as a percentage of revenue increased primarily due to higher revenue described above and the impact of ongoing efficiency initiatives; partially offset due to lower operating income margins on the aforementioned large government contract and lower sales volume for research models outside of China.
DSA

	Three Months Ended
	September 28, 2019	September 29, 2018	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$420.1	$352.3	$67.8	19.3%	(1.1)%
Cost of revenue (excluding amortization of intangible assets)	285.8	239.3	46.5	19.4%
Selling, general and administrative	48.0	33.8	14.2	41.8%
Amortization of intangible assets	21.3	16.3	5.0	31.2%
Operating income	$65.0	$62.9	$2.1	3.3%
Operating income % of revenue	15.5%	17.9%		(2.4)%
DSA revenue increased $67.8 million due primarily to the recent acquisition of Citoxlab which contributed $44.0 million to service revenue growth. Additionally, service revenue increased in both the Safety Assessment and Discovery Services businesses due to demand from biotechnology clients and increased pricing of services. These increases were partially offset by the effect of changes in foreign currency exchange rates.
DSA operating income increased $2.1 million during the three months ended September 28, 2019 compared to the corresponding period in 2018. DSA operating income as a percentage of revenue for the three months ended September 28, 2019 was 15.5%, a decrease of 2.4% from 17.9% for the corresponding period in 2018. The increase to operating income was primarily attributable to higher revenues described above. This increase was partially offset by higher amortization of intangible assets and acquisition and integration costs associated with our recent acquisitions. These increased costs collectively decreased operating income as a percentage of revenue in the three months ended September 28, 2019 compared to the same period in 2018.
Manufacturing

	Three Months Ended
	September 28, 2019	September 29, 2018	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$115.3	$106.2	$9.1	8.6%	(2.2)%
Cost of revenue (excluding amortization of intangible assets)	54.1	50.6	3.5	6.9%
Selling, general and administrative	19.7	20.1	(0.4)	(1.9)%
Amortization of intangible assets	2.3	2.2	0.1	(0.6)%
Operating income	$39.2	$33.3	$5.9	18.0%
Operating income % of revenue	34.0%	31.3%		2.7%

Manufacturing revenue increased $9.1 million due primarily to higher demand for endotoxin product in the Microbial Solutions business and higher service revenue in the Biologics business; partially offset by the effect of changes in foreign currency exchange rates.
Manufacturing operating income increased $5.9 million during the three months ended September 28, 2019 compared to the corresponding period in 2018. Manufacturing operating income as a percentage of revenue for the three months ended September 28, 2019 was 34.0%, an increase of 2.7% from 31.3% for the corresponding period in 2018. The increases were due primarily to higher revenues as well as improved production efficiencies and the impact of certain cost savings initiatives in the three months ended September 28, 2019 compared to the same period in 2018.
Unallocated Corporate

	Three Months Ended
	September 28, 2019	September 29, 2018	$ change	% change
	(in millions, except percentages)
Unallocated corporate	$45.8	$43.9	$1.9	4.3%
Unallocated corporate % of revenue	6.9%	7.5%		(0.6)%
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The amount in the three months ended September 28, 2019 increased by $1.9 million compared to the same period in 2018 due to the increase in costs associated with the evaluation and integration of our recent acquisition activity and costs related to the remediation of the unauthorized access into our information systems; partially offset by a net decrease in compensation, benefits, and other employee-related expenses related to certain severance and executive transition costs incurred in the corresponding period in 2018. Costs as a percentage of revenue for the three months ended September 28, 2019 was 6.9%, a decrease of 0.6% from 7.5% for the corresponding period in 2018.
Interest Income
Interest income, which represents earnings on cash, cash equivalents, and time deposits remained consistent at $0.4 million and $0.2 million for the three months ended September 28, 2019 and the corresponding period in 2018, respectively.
Interest Expense
Interest expense for the three months ended September 28, 2019 was $5.7 million, a decrease of $11.5 million, or 66.9%, compared to $17.2 million for the corresponding period in 2018. The decrease was due primarily to a foreign currency gain recognized in connection with an foreign exchange forward contract; partially offset by higher debt to fund our recent acquisitions.
Other Income (Expense), Net
Other expense, net, was $14.3 million for the three months ended September 28, 2019, a decrease of $20.2 million, or 341.2%, compared to Other income, net of $5.9 million for the corresponding period in 2018. The decrease was due to a foreign currency loss recognized in the three months ended September 28, 2019 in connection with a U.S. dollar denominated loan borrowed by a non-U.S. entity with a different functional currency and a net loss on our venture capital investments compared to a net gain in the corresponding period in 2018.
Income Taxes
Income tax benefit for the three months ended September 28, 2019 was $0.3 million, a decrease of $12.7 million compared to income tax expense of $12.4 million for the corresponding period in 2018. Our effective tax rate was (0.4)% for the three months ended September 28, 2019, compared to 16.9% for the corresponding period in 2018. The decrease in our effective tax rate in the 2019 period compared to the 2018 period was primarily due to recognizing a $20.4 million deferred tax asset in the three months ended September 28, 2019 for net operating losses expected to be utilized in the future due to changes in the Company’s international financing structure.
Nine Months Ended September 28, 2019 Compared to the Nine Months Ended September 29, 2018
Revenue and Operating Income

The following tables present consolidated revenue by type and by reportable segment:

	Nine Months Ended
	September 28, 2019	September 29, 2018	$ change	% change
	(in millions, except percentages)
Service revenue	$1,480.0	$1,227.0	$253.0	20.6%
Product revenue	450.1	437.6	12.5	2.9%
Total revenue	$1,930.1	$1,664.6	$265.5	16.0%

	Nine Months Ended
	September 28, 2019	September 29, 2018	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$405.8	$391.2	$14.6	3.7%	(2.3)%
DSA	1,179.8	958.7	221.1	23.1%	(1.4)%
Manufacturing	344.5	314.7	29.8	9.5%	(3.1)%
Total revenue	$1,930.1	$1,664.6	$265.5	16.0%	(1.9)%
The following table presents operating income by reportable segment:

	Nine Months Ended
	September 28, 2019	September 29, 2018	$ change	% change
	(in millions, except percentages)
RMS	$103.7	$104.9	$(1.2)	(1.1)%
DSA	175.2	160.4	14.8	9.2%
Manufacturing	103.9	95.9	8.0	8.3%
Unallocated corporate	(140.4)	(132.3)	(8.1)	6.2%
Total operating income	$242.4	$228.9	$13.5	5.9%
Operating income % of revenue	12.6%	13.8%		(1.2)%
The following presents the results of each of our reportable segments:
RMS

	Nine Months Ended
	September 28, 2019	September 29, 2018	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$405.8	$391.2	$14.6	3.7%	(2.3)%
Cost of revenue (excluding amortization of intangible assets)	248.8	238.8	10.0	4.2%
Selling, general and administrative	52.2	46.3	5.9	12.8%
Amortization of intangible assets	1.1	1.2	(0.1)	(13.3)%
Operating income	$103.7	$104.9	$(1.2)	(1.1)%
Operating income % of revenue	25.6%	26.8%		(1.2)%
RMS revenue increased $14.6 million due primarily to higher research model services revenue and higher research model product revenue in China. Research model services benefited from a large government contract in the IS business and strong client demand in the GEMS business resulting from increased research and development activity conducted across biotechnology and academic institutional clients. Partially offsetting these increases were the effect of changes in foreign currency exchange rates and lower research model product revenue outside of China, particularly from large biopharmaceutical clients.
RMS operating income decreased $1.2 million compared to the corresponding period in 2018. RMS operating income as a percentage of revenue for the nine months ended September 28, 2019 was 25.6%, a decrease of 1.2% from 26.8% for the corresponding period in 2018. Operating income and operating income as a percentage of revenue decreased primarily due to higher cost of revenue and selling, general, and administrative expenses to support the growth of the businesses, which included the following: a $2.2 million charge recorded within selling, general and administrative costs in the nine months ended September 28, 2019 in connection with the modification of the option to purchase the remaining 8% equity interest in Vital River, increased investments in personnel (staffing levels and hourly wage increases), and facility expansions (primarily in China). In addition, operating income as a percentage of revenue decreased due to lower operating income margins on the aforementioned large government contract, and lower sales volume for research models outside of China.
DSA

	Nine Months Ended
	September 28, 2019	September 29, 2018	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$1,179.8	$958.7	$221.1	23.1%	(1.4)%
Cost of revenue (excluding amortization of intangible assets)	815.5	661.9	153.6	23.2%
Selling, general and administrative	131.3	96.5	34.8	36.1%
Amortization of intangible assets	57.8	39.9	17.9	44.9%
Operating income	$175.2	$160.4	$14.8	9.2%
Operating income % of revenue	14.9%	16.7%		(1.8)%
DSA revenue increased $221.1 million due primarily to the recent acquisitions of Citoxlab and MPI Research, which contributed $74.9 million and $73.0 million, respectively, to service revenue growth. Additionally, service revenue increased in both the Safety Assessment and Discovery Services businesses due to demand from biotechnology clients and increased pricing of services. These increases were partially offset by the effect of changes in foreign currency exchange rates.
DSA operating income increased $14.8 million during the nine months ended September 28, 2019 compared to the corresponding period in 2018. DSA operating income as a percentage of revenue for the nine months ended September 28, 2019 was 14.9%, a decrease of 1.8% from 16.7% for the corresponding period in 2018. The increase to operating income was primarily attributable to contributions from our recent acquisitions of Citoxlab and MPI Research. This increase was partially offset by increased costs in both cost of revenue and selling, general, and administrative expenses to support the growth of the businesses, which included the following: increased investments in personnel (staffing levels and hourly wage increases); increased investments related to facility expansions; and higher amortization of intangible assets and acquisition and integration costs associated with our recent acquisitions. These increased costs collectively decreased operating income as a percentage of revenue in the nine months ended September 28, 2019 compared to the same period in 2018.
Manufacturing

	Nine Months Ended
	September 28, 2019	September 29, 2018	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$344.5	$314.7	$29.8	9.5%	(3.1)%
Cost of revenue (excluding amortization of intangible assets)	169.8	150.2	19.6	13.0%
Selling, general and administrative	64.0	61.8	2.2	3.6%
Amortization of intangible assets	6.8	6.8	—	—%
Operating income	$103.9	$95.9	$8.0	8.3%
Operating income % of revenue	30.2%	30.5%		(0.3)%
Manufacturing revenue increased $29.8 million due primarily to higher demand for endotoxin products, bioburden products and services, and species identification services in the Microbial Solutions business and higher service revenue in the Biologics business; partially offset by the effect of changes in foreign currency exchange rates.
Manufacturing operating income increased $8.0 million during the nine months ended September 28, 2019 compared to the corresponding period in 2018. Manufacturing operating income as a percentage of revenue for the nine months ended September 28, 2019 was 30.2%, a decrease of 0.3% from 30.5% for the corresponding period in 2018. The increase to operating income was due primarily to the increase in revenue. This increase was partially offset by increased costs in both cost of revenue and selling, general, and administrative expenses to support the growth of the businesses, which included the following: increased investments in process improvements to further enhance Microbial Solutions’ operating efficiency; increased investments in personnel (staffing levels and hourly wage increases), and increased investments related to facility expansions (primarily in Biologics), and certain site consolidation costs. These increased costs collectively decreased operating income as a percentage of revenue in the nine months ended September 28, 2019 compared to the same period in 2018.
Unallocated Corporate

	Nine Months Ended
	September 28, 2019	September 29, 2018	$ change	% change
	(in millions, except percentages)
Unallocated corporate	$140.4	$132.3	$8.1	6.2%
Unallocated corporate % of revenue	7.3%	7.9%		(0.6)%
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $8.1 million is related to an increase in costs associated with the evaluation and integration of our recent acquisition activity and costs related to the remediation of the unauthorized access into our information systems; partially offset by a net decrease in compensation, benefits, and other employee-related expenses related to certain severance and executive transition costs incurred in the corresponding period in 2018. Costs as a percentage of revenue for the nine months ended September 28, 2019 was 7.3%, a decrease of 0.6% from 7.9% for the corresponding period in 2018.
Interest Income
Interest income, which represents earnings on cash, cash equivalents, and time deposits remained consistent at $0.8 million and $0.7 million for the nine months ended September 28, 2019 and the corresponding period in 2018, respectively.
Interest Expense
Interest expense for the nine months ended September 28, 2019 was $36.5 million, a decrease of $10.5 million, or 22.3%, compared to $47.0 million for the corresponding period in 2018. The decrease was due primarily to a foreign currency gain recognized in connection with an foreign exchange forward contract and the absence of debt issuance costs that were incurred in the corresponding period in 2018; partially offset by higher debt to fund our recent acquisitions.
Other Income (Expense), Net

Other expense, net, was $8.2 million for the nine months ended September 28, 2019, a decrease of $32.3 million, or 133.9%, compared to Other income, net of $24.1 million for the corresponding period in 2018. The decrease was due to a foreign currency loss recognized in the nine months ended September 28, 2019 in connection with a U.S. dollar denominated loan borrowed by a non-U.S. entity with a different functional currency and lower net gains on our venture capital investments and our life insurance policy investments compared to the corresponding period in 2018.
Income Taxes
Income tax expense for the nine months ended September 28, 2019 was $25.0 million, a decrease of $14.6 million compared to $39.6 million for the corresponding period in 2018. Our effective tax rate was 12.6% for the nine months ended September 28, 2019 compared to 19.2% for the corresponding period in 2018. The decrease in our effective tax rate in the 2019 period compared to the 2018 period was primarily due to recognizing a $20.4 million deferred tax asset in the three months ended September 28, 2019 for net operating losses expected to be utilized in the future due to changes in the Company’s international financing structure.
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
The following table presents our cash, cash equivalents and investments:

	September 28, 2019	December 29, 2018
	(in millions)
Cash and cash equivalents:
Held in U.S. entities	$1.8	$67.3
Held in non-U.S. entities	163.0	128.1
Total cash and cash equivalents	164.8	195.4
Investments:
Held in non-U.S. entities	0.8	0.9
Total cash, cash equivalents and investments	$165.6	$196.3
Borrowings
On March 26, 2018, we amended and restated our $1.65 billion credit facility, which extended the maturity date and provided for a $750.0 million term loan and a $1.55 billion multi-currency revolving facility. The term loan facility matures in 19 quarterly installments with the last installment due March 26, 2023. The revolving facility matures on March 26, 2023, and requires no scheduled payment before that date. On October 23, 2019, we prepaid $500.0 million of the term loan with proceeds from a $500.0 million unregistered private offering (see 2028 Senior Notes below). Additionally, on November 4, 2019, we further amended and restated the Credit Facility to increase the multi-currency revolving facility by $500.0 million, from $1.55 billion to $2.05 billion. The amount outstanding under the multi-currency revolving facility has not significantly changed since September 28, 2019. Under specified circumstances, we have the ability to increase the term loan and/or revolving facility by up to $1.0 billion in the aggregate.
On April 3, 2018, we entered into an indenture (Base Indenture) with MUFG Union Bank, N.A. to allow for senior notes offerings under supplemental indentures. Concurrently on April 3, 2018, we entered into our first supplemental indenture and raised $500.0 million in aggregate principal amount of 5.5% Senior Notes due in 2026 (2026 Senior Notes) in an unregistered offering. Under the terms of the first supplemental indenture, interest on the 2026 Senior Notes is payable semi-annually on April 1 and October 1, beginning on October 1, 2018. On October 23, 2019, we entered into our second supplemental indenture and raised an additional $500.0 million in aggregate principal amount of 4.25% Senior Notes due in 2028 (2028 Senior Notes) in an unregistered offering. Under the terms of the second supplemental indenture, interest on the 2028 Senior Notes is payable semi-annually on May 1 and November 1, beginning on May 1, 2020.
Amounts outstanding under our credit facilities and 2026 Senior Notes were as follows:

	September 28, 2019	December 29, 2018
	(in millions)
Term loans	$703.1	$731.3
Revolving facility	691.5	397.5
2026 Senior Notes	500.0	500.0
Total	$1,894.6	$1,628.8
The interest rates applicable to the term loan and revolving facility under the Credit Facility are, at our option, equal to either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted LIBOR rate plus 1.0%) or the adjusted LIBOR rate, plus an interest rate margin based upon our leverage ratio.
We entered into foreign exchange forward contracts during the nine months ended September 28, 2019 and three months ended December 29, 2018 to limit our foreign currency exposure related to a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency entity under the Credit Facility.
The acquisition of Citoxlab on April 29, 2019 for $527.7 million in cash was funded through a combination of cash on hand and proceeds from our Credit Facility under the multi-currency revolving facility.
Repurchases of Common Stock
During the nine months ended September 28, 2019, we did not repurchase any shares under our authorized stock repurchase program. As of September 28, 2019, we had $129.1 million remaining on the authorized $1.3 billion stock repurchase program and we do not intend to repurchase shares for the remainder of 2019. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the nine months ended September 28, 2019, we acquired 0.1 million shares for $18.0 million through such netting.
Cash Flows
The following table presents our net cash provided by operating activities:

	Nine Months Ended
	September 28, 2019	September 29, 2018
	(in millions)
Income from continuing operations, net of income taxes	$173.5	$167.0
Adjustments to reconcile net income from continuing operations, net of income taxes, to net cash provided by operating activities	163.8	133.0
Changes in assets and liabilities	(37.0)	1.2
Net cash provided by operating activities	$300.3	$301.2
Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our income from continuing operations for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, deferred income taxes, gains on venture capital investments, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For the nine months ended September 28, 2019, compared to the nine months ended September 29, 2018, the slight decrease in net cash provided by operating activities was primarily driven by unfavorable changes in operating assets and liabilities, specifically related to the timing of net contract balances from contracts with customers (collectively trade receivables, net; deferred revenue; and customer contract deposits), and higher compensation payments compared to the prior year period; offset by the favorable timing of vendor and supplier payments compared to the same period in 2018.

The following table presents our net cash used in investing activities:

	Nine Months Ended
	September 28, 2019	September 29, 2018
	(in millions)
Acquisitions of businesses and assets, net of cash acquired	$(515.6)	$(822.6)
Capital expenditures	(76.7)	(71.4)
Investments, net	(17.6)	10.1
Other, net	(0.7)	(0.1)
Net cash used in investing activities	$(610.6)	$(884.0)
For the nine months ended September 28, 2019, the primary use of cash used in investing activities related to the acquisition of Citoxlab, the acquisition of a supplier, capital expenditures to support the growth of the business, and investments in certain venture capital and other equity investments. For the nine months ended September 29, 2018, the primary use of cash used in investing activities related primarily to our acquisitions of MPI Research and KWS BioTest, and our capital expenditures to support the growth of the business; partially offset by proceeds from net investments, which primarily related to short-term investments held by our U.K. operations.
The following table presents our net cash provided by financing activities:

	Nine Months Ended
	September 28, 2019	September 29, 2018
	(in millions)
Proceeds from long-term debt and revolving credit facility	$2,071.2	$2,392.2
Proceeds from exercises of stock options	27.0	30.2
Payments on long-term debt, revolving credit facility and finance lease obligations	(1,798.6)	(1,832.8)
Payments on debt financing costs	—	(18.3)
Purchase of treasury stock	(18.0)	(13.8)
Other, net	(10.6)	—
Net cash provided by financing activities	$271.0	$557.5
For the nine months ended September 28, 2019, net cash provided by financing activities reflected the net proceeds of $272.6 million on our Credit Facility and finance lease obligations. Included in the net proceeds are approximately $1.6 billion of gross proceeds and payments on the revolving credit facility, which resulted from a non-U.S. Euro functional currency entity repaying an existing Euro loan and replacing the Euro loan with a U.S. dollar denominated loan. A series of forward currency contracts were executed to mitigate any foreign currency gains or losses on the U.S. dollar denominated loans. These proceeds and payments are presented as gross financing activities and net to zero. Net cash provided by financing activities also reflected proceeds from exercises of employee stock options of $27.0 million. Net cash provided by financing activities was partially offset by treasury stock purchases of $18.0 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements and the purchase of an additional 5% equity interest in Vital River for $7.9 million which is included in Other, net.
For the nine months ended September 29, 2018, net cash provided by financing activities reflected the incremental proceeds from the refinancing of our previous $1.65 billion credit facility to the $2.3 billion credit facility and the proceeds from our $500.0 million 2026 Senior Notes; and proceeds from exercises of employee stock options of $30.2 million; partially offset by payments on debt financing costs of $18.3 million and treasury stock purchases of $13.8 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements.
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

Off-Balance Sheet Arrangements
As of September 28, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act, except as disclosed below.
Venture Capital Investments
We invest in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. Our total commitment to the funds as of September 28, 2019 was $128.1 million, of which we funded $77.4 million through September 28, 2019. Refer to Note 6, “Venture Capital and Other Investments” in this Quarterly Report on Form 10-Q for additional information.
Letters of Credit
Our off-balance sheet commitments related to our outstanding letters of credit as of September 28, 2019 were $6.7 million.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. Other than as discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the nine months ended September 28, 2019 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of September 28, 2019, our debt portfolio was comprised primarily of floating interest rate borrowings. A 100-basis point increase in interest rates would increase our annual pre-tax interest expense by $13.9 million.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound, Canadian Dollar, Chinese Yuan Renminbi, and Japanese Yen. During the nine months ended September 28, 2019, the most significant drivers of foreign currency translation adjustment the Company recorded as part of Other comprehensive income (loss) were the Euro, British Pound, Canadian Dollar, Chinese Yuan Renminbi, and Japanese Yen.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the nine months ended September 28, 2019, our revenue would have increased by $65.7 million and our operating income would have increased by $0.9 million, if the U.S. dollar exchange rate had strengthened by 10.0%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
During the nine months ended September 28, 2019, we entered into foreign exchange forward contracts to limit our foreign currency exposure related to both intercompany loans and a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency entity under our Credit Facility. Refer to Note 14, “Foreign Currency Contracts” in this Quarterly Report on Form 10-Q for additional information regarding foreign currency contracts open as of September 28, 2019.
Item 4. Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of September 28, 2019, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
(b) Changes in Internal Controls
The Company continued to execute a plan to centralize certain accounting transaction processing functions to internal shared service centers during the three months ended September 28, 2019. There were no other material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 28, 2019 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Our contracts with our clients typically contain provisions that require us to keep confidential the information generated from the studies we conduct. The unauthorized access detected, as well as any other breaches, could expose us to significant harm including termination of customer contracts, damage to our customer relationships, damage to our reputation and potential legal claims from customers, employees and others. In addition, we may face investigations by government regulators and agencies as a result of this incident or as a result of future incidents.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended September 28, 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
June 30, 2019 to July 27, 2019	387	$142.10	—	$129,105
July 28, 2019 to August 24, 2019	519	133.28	—	129,105
August 25, 2019 to September 28, 2019	246	131.01	—	129,105
Total	1,152		—
Our Board of Directors have authorized up to an aggregate amount of $1.3 billion for our stock repurchase program. During the three months ended September 28, 2019, we did not repurchase any shares of common stock under our stock repurchase program or in open market trading. As of September 28, 2019, we had $129.1 million remaining on the authorized stock repurchase program.

Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.

Item 6. Exhibits

(a) Exhibits	Description of Exhibits
10.1*+	Agreement between David Johst and Charles River Laboratories, Inc. effective July 26, 2019
10.2+	Charles River Laboratories International, Inc. Second Amendment dated September 25, 2019 relating to the Eighth Amended and Restated Credit Agreement dated March 26, 2018
10.3+	Charles River Laboratories International, Inc. Third Amendment dated November 4, 2019 relating to the Eighth Amended and Restated Credit Agreement dated March 26, 2018
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1+	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

* Management contract or compensatory plan, contract or arrangement.
+ Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

November 6, 2019	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

November 6, 2019	/s/ DAVID R. SMITH
David R. Smith Corporate Executive Vice President and Chief Financial Officer