Form 10-Q
period 2020-03-28
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2020-05-07
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 28, 2020

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
        If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
        As of April 24, 2020, there were 49,487,437 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2020

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
For example, we may use forward-looking statements when addressing topics such as: the COVID-19 pandemic, its duration, its impact on our business, results of operations, financial condition, liquidity, use of our borrowings, business practices, operations, suppliers, third party service providers, customers, employees, industry, ability to meet future performance obligations, ability to efficiently implement advisable safety precautions, and internal controls over financial reporting; the COVID-19 pandemic’s impact on demand, the global economy and financial markets; goodwill and asset impairments still under review; changes and uncertainties in the global economy; future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; the impact of unauthorized access into our information systems, including the timing and effectiveness of any enhanced security and monitoring; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with leading pharmaceutical and biotechnology companies, venture capital investments, and opportunities for future similar arrangements; our cost structure; the impact of acquisitions, including HemaCare; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including gains and losses attributable to businesses we plan to close, consolidate, divest or repurpose; changes in our expectations regarding future stock option, restricted stock, performance share units, and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our liquidity. In addition, these statements include the impact of economic and market conditions on us and our clients; the effects of our cost saving actions and the steps to optimize returns to shareholders on an effective and timely basis; and our ability to withstand the current market conditions.
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
Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 28, 2019, under the sections entitled “Our Strategy,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in this Quarterly Report on Form 10-Q, under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” in our press releases, and other financial filings with the Securities and Exchange Commission. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or risks. New information, future events, or risks may cause the forward-looking events we discuss in this report not to occur.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	March 28, 2020	March 30, 2019
Service revenue	$546,592	$450,942
Product revenue	160,467	153,627
Total revenue	707,059	604,569
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	372,824	316,800
Cost of products sold (excluding amortization of intangible assets)	82,174	75,992
Selling, general and administrative	129,901	122,574
Amortization of intangible assets	27,879	19,411
Operating income	94,281	69,792
Other income (expense):
Interest income	316	179
Interest expense	(15,067)	(9,987)
Other (expense) income, net	(24,071)	6,306
Income from operations, before income taxes	55,459	66,290
Provision for income taxes	4,622	10,602
Net income	50,837	55,688
Less: Net income attributable to noncontrolling interests	68	555
Net income attributable to common shareholders	$50,769	$55,133

Earnings per common share
Net income attributable to common shareholders:
Basic	$1.03	$1.14
Diluted	$1.02	$1.11

Weighted-average number of common shares outstanding:
Basic	49,189	48,458
Diluted	49,966	49,462

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net income	$50,837	$55,688
Other comprehensive income (loss):
Foreign currency translation adjustment and other	(44,855)	9,885
Amortization of net loss and prior service benefit included in net periodic cost for pension and other post-retirement benefit plans	1,374	374
Comprehensive income, before income taxes	7,356	65,947
Less: Income tax benefit related to items of other comprehensive income	(2,039)	(102)
Comprehensive income, net of income taxes	9,395	66,049
Less: Comprehensive income (loss) related to noncontrolling interests, net of income taxes	(476)	1,013
Comprehensive income attributable to common shareholders, net of income taxes	$9,871	$65,036

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	March 28, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$372,433	$238,014
Trade receivables, net	542,390	514,033
Inventories	162,938	160,660
Prepaid assets	68,826	52,588
Other current assets	61,694	56,030
Total current assets	1,208,281	1,021,325
Property, plant and equipment, net	1,033,409	1,044,128
Operating lease right-of-use assets, net	155,568	140,085
Goodwill	1,731,837	1,540,565
Client relationships, net	752,516	613,573
Other intangible assets, net	80,347	75,840
Deferred tax assets	42,753	44,659
Other assets	197,079	212,615
Total assets	$5,201,790	$4,692,790
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Current portion of long-term debt and finance leases	$47,667	$38,545
Accounts payable	102,697	111,498
Accrued compensation	113,620	158,617
Deferred revenue	178,829	171,805
Accrued liabilities	139,163	139,118
Other current liabilities	108,920	90,598
Total current liabilities	690,896	710,181
Long-term debt, net and finance leases	2,326,770	1,849,666
Operating lease right-of-use liabilities	133,440	116,252
Deferred tax liabilities	197,094	167,283
Other long-term liabilities	173,924	182,933
Total liabilities	3,522,124	3,026,315
Commitments and contingencies (Notes 2, 9, 11, 12, 16 and 17)
Redeemable noncontrolling interests	24,039	28,647
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 49,630 shares issued and 49,486 shares outstanding as of March 28, 2020, and 48,936 shares issued and 48,936 shares outstanding as of December 28, 2019	496	489
Additional paid-in capital	1,562,982	1,531,785
Retained earnings	331,098	280,329
Treasury stock, at cost, 144 and 0 shares, as of March 28, 2020 and December 28, 2019, respectively	(23,675)	—
Accumulated other comprehensive loss	(218,917)	(178,019)
Total equity attributable to common shareholders	1,651,984	1,634,584
Noncontrolling interest	3,643	3,244
Total equity	1,655,627	1,637,828
Total liabilities, redeemable noncontrolling interests and equity	$5,201,790	$4,692,790
See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
Cash flows relating to operating activities
Net income	$50,837	$55,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,260	45,358
Stock-based compensation	10,960	12,899
Deferred income taxes	(2,973)	7,781
Loss (gain) on venture capital and other investments	12,035	(10,575)
Other, net	10,495	(380)
Changes in assets and liabilities:
Trade receivables, net	(32,136)	(23,127)
Inventories	4,076	(2,520)
Accounts payable	(10,003)	10,245
Accrued compensation	(45,245)	(55,114)
Deferred revenue	6,065	(14,405)
Customer contract deposits	4,454	(5,866)
Other assets and liabilities, net	2,765	(5,125)
Net cash provided by operating activities	68,590	14,859
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(382,250)	(989)
Capital expenditures	(25,721)	(16,731)
Purchases of investments and contributions to venture capital investments	(7,121)	(2,419)
Proceeds from sale of investments	2,504	15
Other, net	(1,097)	(689)
Net cash used in investing activities	(413,685)	(20,813)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	1,409,793	290,111
Proceeds from exercises of stock options	22,608	21,832
Payments on long-term debt, revolving credit facility, and finance lease obligations	(925,109)	(360,658)
Purchase of treasury stock	(23,675)	(17,760)
Other, net	(4,405)	(2,608)
Net cash provided by (used in) financing activities	479,212	(69,083)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	290	6,025
Net change in cash, cash equivalents, and restricted cash	134,407	(69,012)
Cash, cash equivalents, and restricted cash, beginning of period	240,046	197,318
Cash, cash equivalents, and restricted cash, end of period	$374,453	$128,306

Supplemental cash flow information:
Cash and cash equivalents	$372,433	$126,316
Restricted cash included in Other current assets	444	491
Restricted cash included in Other assets	1,576	1,499
Cash, cash equivalents, and restricted cash, end of period	$374,453	$128,306

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
        (in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 28, 2019	48,936	$489	$1,531,785	$280,329	$(178,019)	—	$—	$1,634,584	$3,244	$1,637,828
Net income	—	—	—	50,769	—	—	—	50,769	399	51,168
Other comprehensive income	—	—	—	—	(40,898)	—	—	(40,898)	—	(40,898)
Buy-out and contingent consideration recognition in connection with redeemable noncontrolling interest	—	—	(2,379)	—	—	—	—	(2,379)	—	(2,379)
Issuance of stock under employee compensation plans	694	7	22,616	—	—	—	—	22,623	—	22,623
Acquisition of treasury shares	—	—	—	—	—	144	(23,675)	(23,675)	—	(23,675)
Stock-based compensation	—	—	10,960	—	—	—	—	10,960	—	10,960
March 28, 2020	49,630	$496	$1,562,982	$331,098	$(218,917)	144	$(23,675)	$1,651,984	$3,643	$1,655,627

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 29, 2018	48,210	$482	$1,447,512	$42,096	$(172,703)	1	$(55)	$1,317,332	$2,446	$1,319,778
Net income	—	—	—	55,133	—	—	—	55,133	469	55,602
Other comprehensive income	—	—	—	—	9,903	—	—	9,903	—	9,903
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,451)	—	—	—	—	(1,451)	—	(1,451)
Issuance of stock under employee compensation plans	674	7	22,051	—	—	—	—	22,058	—	22,058
Acquisition of treasury shares	—	—	—	—	—	136	(17,760)	(17,760)	—	(17,760)
Stock-based compensation	—	—	12,899	—	—	—	—	12,899	—	12,899
March 30, 2019	48,884	$489	$1,481,011	$97,229	$(162,800)	137	$(17,815)	$1,398,114	$2,915	$1,401,029

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements are unaudited and have been prepared by Charles River Laboratories International, Inc. (the Company) in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal year 2019. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations.
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
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. The COVID-19 pandemic is dynamic and expanding, and its ultimate scope, duration and effects are uncertain. This pandemic has and continues to result in, and any future epidemic or pandemic crises may potentially result in, direct and indirect adverse effects on the Company’s industry and customers, which in turn has (with respect to COVID-19) and may (with respect to future epidemics or crises) impact the Company’s business, results of operations and financial condition. Further, the COVID-19 pandemic may also affect the Company’s operating and financial results in a manner that is not presently known to the Company or that the Company currently does not expect to present significant risks to its operations or financial results. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s condensed consolidated financial statements.
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
Segment Reporting
The Company reports its results in three reportable segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Support (Manufacturing). The Company’s RMS reportable segment includes the Research Models, Research Model Services, and Research Products businesses. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes: Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered models; Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models; and Insourcing Solutions (IS), which provides colony management of its clients’ research operations (including recruitment, training, staffing, and management services). Research Products supplies controlled, consistent, customized primary cells and blood components derived from normal and mobilized peripheral blood, bone marrow, and cord blood. The Company’s DSA reportable segment includes services required to take a drug through the early development process including discovery services, which are non-regulated services to assist clients with the identification, screening, and selection of a lead compound for drug development, and regulated and non-regulated (GLP and non-GLP) safety assessment services. The Company’s Manufacturing reportable segment includes Microbial Solutions, which provides in vitro (non-animal) lot-release testing products, microbial detection products, and species identification

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
services; Biologics Testing Services (Biologics), which performs specialized testing of biologics; and Avian Vaccine Services (Avian), which supplies specific-pathogen-free chicken eggs and chickens.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for fiscal year 2019.
Newly Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computer Arrangement that is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This standard became effective for the Company in the three months ended March 28, 2020 and did not have a significant impact on the unaudited condensed consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 removes the disclosure requirement for the amount and reasons for transfers between Level 1 and Level 2 fair value measurements as well as the process for Level 3 fair value measurements. In addition, the ASU adds the disclosure requirements for changes in unrealized gains and losses included in Other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This standard became effective for the Company in the three months ended March 28, 2020 and did not have a significant impact on the unaudited condensed consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-14, “Compensation Retirement Benefits - Defined Benefit Plans -General (Subtopic 715-20).” ASU 2018-14 removes the requirements to disclose the amounts in Accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the next fiscal year and the related party disclosures about the amount of future annual benefits covered by insurance contracts. In addition, the ASU adds the requirement to disclose an explanation for any significant gains and losses related to changes in the benefit obligation for the period. This standard became effective for the Company in the three months ended March 28, 2020 and did not have a significant impact on the unaudited condensed consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” The standard simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. This standard became effective for the Company in the three months ended March 28, 2020 and did not have an impact on the unaudited condensed consolidated financial statements and related disclosures. The Company performs its annual impairment test during the fourth quarter of a fiscal year and does not expect any significant impact on the consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses”. The standard, including subsequently issued amendments, requires a financial asset measured at amortized cost basis, such as trade and notes receivables, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This standard became effective for the Company in the three months ended March 28, 2020 and did not have a significant impact on the unaudited condensed consolidated financial statements and related disclosures.
Newly Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU offers temporary optional expedients and exceptions for applying U.S. GAAP to modifications to agreements such as loans, debt securities, derivatives, and borrowings which reference LIBOR or another reference rate that is expected to be discontinued by December 31, 2021. The expedients and exceptions provided by the standard do not apply to modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 that an entity has elected certain optional expedients for and are retained through the end of the hedging relationship. The ASU is effective until December 31, 2022 when the replacement for LIBOR is expected to be completed. The interest rate on the Company’s senior credit facility, which matures in fiscal year 2023, is linked to LIBOR. The Company is in the process of evaluating options for transitioning away from the senior credit facility’s use of LIBOR and expects to be completed by the time LIBOR is phased out. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures and has yet to elect an adoption date.
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
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 simplifies the accounting for income taxes by removing exceptions within the general principles of Topic 740 regarding the calculation of deferred tax liabilities, the incremental approach for intraperiod tax allocation, and calculating income taxes in an interim period. In addition, the ASU adds clarifications to the accounting for franchise tax (or similar tax), which is partially based on income, evaluating tax basis of goodwill recognized from a business combination, and reflecting the effect of any enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The ASU is effective for fiscal years beginning after December 15, 2020, and will be applied either retrospectively or prospectively based upon the applicable amendments. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.
2. BUSINESS COMBINATIONS
HemaCare Corporation
On January 3, 2020, the Company acquired HemaCare Corporation (HemaCare), a business specializing in the production of human-derived cellular products for the cell therapy market. The acquisition of HemaCare expands the Company’s comprehensive portfolio of early-stage research and manufacturing support solutions to encompass the production and customization of high-quality, human derived cellular products to better support clients’ cell therapy programs. The purchase price of HemaCare was $379.8 million in cash. The acquisition was funded through a combination of cash on hand and proceeds from the Company’s Credit Facility under the multi-currency revolving facility. See Note 9, “Long-Term Debt and Finance Leases.” This business is reported as part of the Company’s RMS reportable segment.
The preliminary purchase allocation of $376.7 million, net of $3.1 million of cash acquired was as follows:

January 3, 2020
(in thousands)
Trade receivables	$6,451
Inventories	8,468
Other current assets (excluding cash)	3,527
Property, plant and equipment	10,033
Goodwill	209,104
Definite-lived intangible assets	183,540
Other long-term assets	5,920
Current liabilities	(5,188)
Deferred tax liabilities	(37,470)
Other long-term liabilities	(7,664)
Total purchase price allocation	$376,721

The purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including certain contracts and obligations. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.
The breakout of definite-lived intangible assets acquired was as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Definite-Lived Intangible Assets	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$170,390	19
Trade name	7,330	10
Other intangible assets	5,820	3
Total definite-lived intangible assets	$183,540	18
The goodwill resulting from the transaction is primarily attributable to the potential growth of the Company’s RMS business from customers introduced through HemaCare and the assembled workforce of the acquired business. The goodwill attributable to HemaCare is not deductible for tax purposes.
The Company incurred transaction and integration costs in connection with the acquisition of $5.7 million for the three months ended March 28, 2020, which were primarily included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.
Beginning on January 3, 2020, HemaCare has been included in the operating results of the Company. HemaCare revenue and operating loss for the three months ended March 28, 2020 was $12.3 million and $2.2 million, respectively.
The following selected unaudited pro forma consolidated results of operations are presented as if the HemaCare acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition, which is December 30, 2018, after giving effect to certain adjustments. For the three months ended March 28, 2020, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $0.2 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments. For the three months ended March 30, 2019, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $3.2 million, additional interest expense on borrowings of $2.8 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments.

	Three Months Ended
	March 28, 2020	March 30, 2019
	(in thousands)
	(unaudited)
Revenue	$707,077	$613,456
Net income attributable to common shareholders	55,705	52,186
These unaudited pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the dates indicated or that may result in the future. No effect has been given for synergies, if any, that may be realized through the acquisition.
Citoxlab
On April 29, 2019, the Company acquired Citoxlab, a non-clinical CRO, specializing in regulated safety assessment services, non-regulated discovery services, and medical device testing. With operations in Europe and North America, the acquisition of Citoxlab further strengthens the Company’s position as a leading, global, early-stage CRO by expanding its scientific portfolio and geographic footprint, which enhances the Company’s ability to partner with clients across the drug discovery and development continuum. The purchase price for Citoxlab was $527.1 million in cash. The acquisition was funded through a combination of cash on hand and proceeds from the Company’s Credit Facility under the multi-currency revolving facility. This business is reported as part of the Company’s DSA reportable segment.
The purchase allocation of $490.4 million, net of $36.7 million of cash acquired was as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

April 29, 2019
(in thousands)
Trade receivables	$35,405
Inventories	5,282
Other current assets (excluding cash)	13,917
Property, plant and equipment	88,605
Goodwill	280,161
Definite-lived intangible assets	162,400
Other long-term assets	20,063
Deferred revenue	(15,278)
Current liabilities	(46,081)
Deferred tax liabilities	(27,458)
Other long-term liabilities	(22,624)
Redeemable noncontrolling interest	(4,035)
Total purchase price allocation	$490,357
From the date of the acquisition through March 28, 2020, the Company recorded measurement-period adjustments related to the acquisition that resulted in an immaterial change to the purchase price allocation on a consolidated basis. No further adjustments will be made to the purchase price allocation.
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
The Company incurred transaction and integration costs in connection with the acquisition of $1.4 million and $5.2 million for the three months ended March 28, 2020 and March 30, 2019, respectively, which were primarily included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.
Beginning on April 29, 2019, Citoxlab has been included in the operating results of the Company. Citoxlab revenue and operating income for the three months ended March 28, 2020 was $45.3 million and $2.5 million, respectively.
The following selected unaudited pro forma consolidated results of operations are presented as if the Citoxlab acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition, which is December 31, 2017, after giving effect to certain adjustments. For the three months ended March 30, 2019, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $2.6 million, additional interest expense on borrowings of $1.2 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments.

Three Months Ended
March 30, 2019
(in thousands)
(unaudited)
Revenue	$650,875
Net income attributable to common shareholders	61,028
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Acquisition
On August 28, 2019, the Company acquired an 80% ownership interest in a supplier that supports the Company’s DSA reportable segment. The remaining 20% interest is a redeemable non-controlling interest. See Note 10, “Equity and Noncontrolling Interests.” The purchase price was $23.4 million, net of a $4.0 million pre-existing relationship for a supply agreement settled upon acquisition. The acquisition was funded through a combination of cash on hand and proceeds from the Company’s Credit Facility under the multi-currency revolving facility. The business is reported as part of the Company’s DSA reportable segment.
The purchase allocation of $23.1 million, net of $0.3 million of cash acquired was as follows:

August 28, 2019
(in thousands)
Trade receivables	$189
Inventories	7,644
Property, plant and equipment	1,462
Goodwill	12,669
Other long-term assets	11,849
Current liabilities	(441)
Deferred tax liabilities	(1,331)
Other long-term liabilities	(238)
Redeemable noncontrolling interest	(8,740)
Total purchase price allocation	$23,063
The purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including certain contracts and obligations. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition. From the date of the acquisition through March 28, 2020, the Company recorded measurement-period adjustments related to the acquisition that resulted in an immaterial change to the purchase price allocation on a consolidated basis.
No significant integration costs were incurred with the acquisition for the three months ended March 28, 2020.
Pro forma financial information as well as the disclosure of actual results have not been included because these financial results are not significant when compared to the Company’s consolidated financial results.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major business line and timing of transfer of products or services:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(in thousands)
Major Products/Service Lines:
RMS	$145,996	$137,172
DSA	438,683	354,197
Manufacturing	122,380	113,200
Total revenue	$707,059	$604,569

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	March 28, 2020	March 30, 2019
	(in thousands)
Timing of Revenue Recognition:
RMS
Services and products transferred over time	$60,041	$54,813
Services and products transferred at a point in time	85,955	82,359
DSA
Services and products transferred over time	438,564	354,078
Services and products transferred at a point in time	119	119
Manufacturing
Services and products transferred over time	37,314	31,896
Services and products transferred at a point in time	85,066	81,304
Total revenue	$707,059	$604,569
RMS
The RMS business generates revenue through the commercial production and sale of research models, research products, and the provision of services related to the maintenance and monitoring of research models and management of clients’ research operations. Revenue from the sale of research models and products is recognized at a point in time when the customer obtains control of the product, which may be upon shipment or upon delivery based on the shipping terms of a contract. Revenue generated from research models services is recognized over time and is typically based on a right-to-invoice measure of progress (output method) as invoiced amounts correspond directly to the value of the Company’s performance to date.
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
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 28, 2020. Excluded from the disclosure is the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed. The Company has assessed future performance obligations with respect to the COVID-19 pandemic uncertainties and believes there is an insignificant impact on the ability to meet future performance obligations and the amount of revenue to be recognized.
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of March 28, 2020:

	Revenue Expected to be Recognized in Future Periods
	Less than 1 Year	1 to 3 Years	4 to 5 Years	Beyond 5 Years	Total
	(in thousands)
DSA	$195,192	$92,180	$4,861	$639	$292,872
Manufacturing	10,241	8,825	32	21	19,119
Total	$205,433	$101,005	$4,893	$660	$311,991

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contract Balances from Contracts with Customers
The timing of revenue recognition, billings and cash collections results in billed receivables (client receivables), contract assets (unbilled revenue), and contract liabilities (current and long-term deferred revenue and customer contract deposits) on the unaudited condensed consolidated balance sheets. The Company’s payment terms are generally 30 days in the United States and consistent with prevailing practice in international markets. A contract asset is recorded when a right to consideration in exchange for goods or services transferred to a customer is conditioned other than the passage of time. Client receivables are recorded separately from contract assets since only the passage of time is required before consideration is due. A contract liability is recorded when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract. Contract liabilities are recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met. The following table provides information about client receivables, contract assets, and contract liabilities from contracts with customers:

	March 28, 2020	December 28, 2019
	(in thousands)
Balances from contracts with customers:
Client receivables	$415,359	$395,740
Contract assets (unbilled revenue)	131,660	121,957
Contract liabilities (current and long-term deferred revenue)	194,907	192,788
Contract liabilities (customer contract deposits)	37,319	33,080
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $19 million and $27 million of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying unaudited condensed consolidated balance sheets as of March 28, 2020 and December 28, 2019, respectively. Advanced client payments of approximately $37 million and $33 million have been presented as customer contract deposits within other current liabilities in the accompanying unaudited condensed consolidated balance sheets as of March 28, 2020 and December 28, 2019, respectively.
Other changes in the contract asset and the contract liability balances during the three months ended March 28, 2020 were as follows:
(i) Changes due to business combinations:
See Note 2. “Business Combinations” for client receivables, contract assets, and contract liabilities that were acquired as part of the HemaCare acquisition on January 3, 2020.
(ii) Cumulative catch-up adjustments to revenue that affect the corresponding contract asset or contract liability, including adjustments arising from a change in the measure of progress, a change in an estimate of the transaction price (including any changes in the assessment of whether an estimate of variable consideration is constrained), or a contract modification:
During the three months ended March 28, 2020, an immaterial cumulative catch-up adjustment to revenue was recorded.
(iii) A change in the time frame for a right to consideration to become unconditional (that is, for a contract asset to be recorded as a client receivable):
Approximately 60% of unbilled revenue as of December 28, 2019 was billed during the three months ended March 28, 2020.
(iv) A change in the time frame for a performance obligation to be satisfied (that is, for the recognition of revenue arising from a contract liability):
Approximately 60% of contract liabilities as of December 28, 2019 were recognized as revenue during the three months ended March 28, 2020.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. SEGMENT INFORMATION
The Company’s three reportable segments are RMS, DSA, and Manufacturing. The following table presents revenue and other financial information by reportable segment:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(in thousands)
RMS
Revenue	$145,996	$137,172
Operating income	27,373	37,832
Depreciation and amortization	8,752	4,322
Capital expenditures	5,412	4,112
DSA
Revenue	$438,683	$354,197
Operating income	72,283	46,705
Depreciation and amortization	41,330	33,784
Capital expenditures	14,729	8,848
Manufacturing
Revenue	$122,380	$113,200
Operating income	41,112	31,499
Depreciation and amortization	6,366	5,805
Capital expenditures	5,161	3,606
Reconciliations of segment operating income, depreciation and amortization, and capital expenditures to the respective consolidated amounts are as follows:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
	(in thousands)
Three Months Ended:
Total reportable segments	$140,768	$116,036	$56,448	$43,911	$25,302	$16,566
Unallocated corporate	(46,487)	(46,244)	812	1,447	419	165
Total consolidated	$94,281	$69,792	$57,260	$45,358	$25,721	$16,731

Revenue for each significant product or service offering is as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(in thousands)
RMS	$145,996	$137,172
DSA	438,683	354,197
Manufacturing	122,380	113,200
Total revenue	$707,059	$604,569

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of unallocated corporate expense consists of the following:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(in thousands)
Stock-based compensation	$6,704	$8,274
Compensation, benefits, and other employee-related expenses	21,980	22,038
External consulting and other service expenses	2,469	3,810
Information technology	3,716	2,723
Depreciation	812	1,447
Acquisition and integration	6,983	5,472
Other general unallocated corporate	3,823	2,480
Total unallocated corporate expense	$46,487	$46,244
Other general unallocated corporate expense consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.
Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Three Months Ended:
March 28, 2020	$406,712	$190,262	$76,633	$31,829	$1,623	$707,059
March 30, 2019	350,176	166,365	53,979	33,179	870	604,569
Included in the Other category above are operations located in Brazil and Israel. Revenue represents sales originating in entities physically located in the identified geographic area.
5. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables, net is as follows:

	March 28, 2020	December 28, 2019
	(in thousands)
Client receivables	$415,359	$395,740
Unbilled revenue	131,660	121,957
Total	547,019	517,697
Less: Allowance for doubtful accounts	(4,629)	(3,664)
Trade receivables, net	$542,390	$514,033

The composition of inventories is as follows:

	March 28, 2020	December 28, 2019
	(in thousands)
Raw materials and supplies	$24,708	$24,613
Work in process	30,418	35,852
Finished products	107,812	100,195
Inventories	$162,938	$160,660

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The composition of other current assets is as follows:

	March 28, 2020	December 28, 2019
	(in thousands)
Prepaid income tax	$60,016	$54,358
Short-term investments	934	941
Restricted cash	444	431
Other	300	300
Other current assets	$61,694	$56,030

The composition of other assets is as follows:

	March 28, 2020	December 28, 2019
	(in thousands)
Venture capital investments	$98,405	$108,983
Other investments	18,659	13,996
Life insurance policies	31,617	38,207
Other long-term income tax assets	20,534	20,570
Restricted cash	1,576	1,601
Other	26,288	29,258
Other assets	$197,079	$212,615
The composition of other current liabilities is as follows:

	March 28, 2020	December 28, 2019
	(in thousands)
Current portion of operating lease right-of-use liabilities	$22,469	$20,357
Accrued income taxes	25,706	26,066
Customer contract deposits	37,319	33,080
Other	23,426	11,095
Other current liabilities	$108,920	$90,598
The composition of other long-term liabilities is as follows:

	March 28, 2020	December 28, 2019
	(in thousands)
U.S. Transition Tax	$50,057	$52,066
Long-term pension liability, accrued executive supplemental life insurance retirement plan and deferred compensation plan	78,272	80,833
Long-term deferred revenue	16,078	20,983
Other	29,517	29,051
Other long-term liabilities	$173,924	$182,933

6. VENTURE CAPITAL AND OTHER INVESTMENTS
Venture capital investments were $98.4 million and $109.0 million as of March 28, 2020 and December 28, 2019, respectively. The Company’s total commitment to the venture capital funds as of March 28, 2020 was $128.4 million, of which the Company funded $82.9 million through that date. The Company received dividends totaling $0.9 million and $0.8 million for the three months ended March 28, 2020 and March 30, 2019, respectively. The Company recognized losses of $12.2 million and gains of $10.6 million related to the venture capital investments for the three months ended March 28, 2020 and March 30, 2019, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company also invests, with minority positions, directly in equity of predominantly privately-held companies. Other investments were $18.7 million and $14.0 million as of March 28, 2020 and December 28, 2019, respectively. The Company recognized an insignificant amount of gains and losses related to these investments for the three months ended March 28, 2020 and March 30, 2019.
7. FAIR VALUE
The Company has certain assets and liabilities recorded at fair value, which have been classified as Level 1, 2, or 3 within the fair value hierarchy:
•Level 1 - Fair values are determined utilizing prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access,
•Level 2 - Fair values are determined by utilizing quoted prices for identical or similar assets and liabilities in active markets or other market observable inputs such as interest rates, yield curves, and foreign currency spot rates,
•Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The fair value hierarchy level is determined by asset and class based on the lowest level of significant input. The observability of inputs may change for certain assets or liabilities. This condition could cause an asset or liability to be reclassified between levels. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the three months ended March 28, 2020 and March 30, 2019, there were no transfers between levels.
Valuation methodologies used for assets and liabilities measured or disclosed at fair value are as follows:
•Cash equivalents - Valued at market prices determined through third-party pricing services;
•Foreign currency forward contracts - Valued using market observable inputs, such as forward foreign exchange points and foreign exchanges rates;
•Life insurance policies - Valued at cash surrender value based on the fair value of underlying investments;
•Debt instruments - The book value of the Company’s term and revolving loans, which are variable rate loans carried at amortized cost, approximates the fair value based on current market pricing of similar debt. The book value of the Company’s 5.5% Senior Notes due in 2026 and the 4.25% Senior Notes due in 2028 (Senior Notes), which are fixed rate debt, are carried at amortized cost. Fair value of the Senior Notes is based on quoted market prices and on borrowing rates available to the Company; and
•Contingent consideration - Valued based on a probability weighting of the future cash flows associated with the potential outcomes.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 28, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$186,599	$—	$186,599
Other assets:
Life insurance policies	—	23,834	—	23,834
Total assets measured at fair value	$—	$210,433	$—	$210,433

Other current liabilities measured at fair value:
Contingent consideration	$—	$—	$2,563	$2,563
Total liabilities measured at fair value	$—	$—	$2,563	$2,563

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 28, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$55,278	$—	$55,278
Other assets:
Life insurance policies	—	30,454	—	30,454
Total assets measured at fair value	$—	$85,732	$—	$85,732

Other current liabilities measured at fair value:
Contingent consideration	$—	$—	$712	$712
Foreign currency forward contract	—	876	—	876
Total liabilities measured at fair value	$—	$876	$712	$1,588
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to previous business acquisitions. See Note 2, “Business Combinations.”

	Three Months Ended
	March 28, 2020	March 30, 2019
	(in thousands)
Beginning balance	$712	$3,033
Additions	2,131	2,000
Payments	(218)	(2,610)
Foreign currency	(62)	74
Ending balance	$2,563	$2,497
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

	March 28, 2020		December 28, 2019
	Book Value	Fair Value	Book Value	Fair Value
2026 Senior Notes	$500,000	$508,050	$500,000	$537,500
2028 Senior Notes	500,000	475,000	500,000	510,000

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

		Adjustments to Goodwill
	December 28, 2019	Acquisitions	Foreign Exchange	March 28, 2020
	(in thousands)
RMS	$56,586	$209,104	$(219)	$265,471
DSA	1,345,223	(550)	(13,865)	1,330,808
Manufacturing	138,756	—	(3,198)	135,558
Goodwill	$1,540,565	$208,554	$(17,282)	$1,731,837
The increase in goodwill during the three months ended March 28, 2020 related primarily to the acquisition of HemaCare in the RMS reportable segment, which was partially offset by the impact of foreign exchange.
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	March 28, 2020			December 28, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Backlog	$28,558	$(27,133)	$1,425	$28,865	$(26,895)	$1,970
Technology	123,647	(62,307)	61,340	122,106	(57,737)	64,369
Trademarks and trade names	15,504	(4,983)	10,521	8,430	(4,901)	3,529
Other	19,874	(12,813)	7,061	18,279	(12,307)	5,972
Other intangible assets	187,583	(107,236)	80,347	177,680	(101,840)	75,840
Client relationships	1,085,540	(333,024)	752,516	934,668	(321,095)	613,573
Intangible assets	$1,273,123	$(440,260)	$832,863	$1,112,348	$(422,935)	$689,413
The increase in intangible assets, net during the three months ended March 28, 2020 related primarily to the acquisition of HemaCare.
9. LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS
Long-term debt, net and finance leases consists of the following:

	March 28, 2020	December 28, 2019
	(in thousands)
Term loans	$184,375	$193,750
Revolving facility	1,168,096	676,134
2026 Senior Notes	500,000	500,000
2028 Senior Notes	500,000	500,000
Other debt	10,227	5,781
Finance leases (Note 16)	28,808	30,527
Total debt and finance leases	2,391,506	1,906,192
Less:
Current portion of long-term debt	44,738	35,548
Current portion of finance leases (Note 16)	2,929	2,997
Current portion of long-term debt and finance leases	47,667	38,545
Long-term debt and finance leases	2,343,839	1,867,647
Debt discount and debt issuance costs	(17,069)	(17,981)
Long-term debt, net and finance leases	$2,326,770	$1,849,666
As of March 28, 2020 and December 28, 2019, the weighted average interest rate on the Company’s debt was 3.03% and 3.46%, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Term Loans and Revolving Facility
The Company has a $2.8 billion credit facility (Credit Facility), consisting of a $750 million term loan and a $2.05 billion multi-currency revolving facility. The term loan facility matures in 19 quarterly installments with the last installment due March 26, 2023. On October 23, 2019, the Company prepaid $500.0 million of the term loan with proceeds from a $500.0 million unregistered private offering (see 2028 Senior Notes Offering below). The revolving facility matures on March 26, 2023, and requires no scheduled payment before that date.
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
The Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company’s business and negative and affirmative covenants. These covenants include (1) maintenance of a ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 3.50 to 1.0 as well as (2) maintenance of a ratio of consolidated indebtedness to consolidated EBITDA for any period of four consecutive fiscal quarters, of no more than 4.00 to 1.0. As of March 28, 2020, the Company was compliant with all covenants.
The obligations of the Company under the Credit Facility are collateralized by substantially all of the assets of the Company.
During the three months ended March 28, 2020 and March 30, 2019, the Company had multiple U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Company’s Credit Facility, which ranged from $300 million to $400 million. This resulted in foreign currency losses recognized in Other income, net of $4.2 million and $6.4 million during the three months ended March 28, 2020 and March 30, 2019, respectively, related to the remeasurement of the underlying debt. The Company entered into foreign exchange forward contracts to limit its foreign currency exposures related to these borrowings and recognized gains of $6.1 million and $8.9 million during the three months ended March 28, 2020 and March 30, 2019, respectively, within Interest expense. As of March 28, 2020, the Company did not have any outstanding borrowings in a currency different than its respective functional currency. See Note 14, “Foreign Currency Contracts”, for further discussion.
Base Indenture for Senior Notes
The Company has an indenture (Base Indenture) with MUFG Union Bank, N.A., (Trustee). The purpose of the Indenture was to allow the Company the ability to issue senior notes. The Company has entered into two supplemental indentures in connection with the senior notes described below.
2026 Senior Notes
In fiscal year 2018, the Company entered into the first supplemental indenture (First Supplemental Indenture) with the Trustee in connection with an offering of $500 million in aggregate principal amount of the Company’s 5.5% Senior Notes (2026 Senior Notes), due in 2026, in an unregistered offering. Under the terms of the First Supplemental Indenture, interest on the Senior Notes is payable semi-annually on April 1 and October 1, beginning on October 1, 2018.
2028 Senior Notes
In fiscal year 2019, the Company entered into a second supplemental indenture (Second Supplemental Indenture) with the Trustee in connection with the offering of $500 million in aggregate principal amount of the Company’s 4.25% Senior Notes (2028 Senior Notes), due in 2028, in an unregistered offering. Under the terms of the Second Supplemental Indenture, interest on the 2028 Senior Notes is payable semi-annually on May 1 and November 1, beginning on May 1, 2020.
Letters of Credit
As of March 28, 2020 and December 28, 2019, the Company had $8.3 million and $7.5 million, respectively, in outstanding letters of credit.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(in thousands)
Numerator:
Net income	$50,837	$55,688
Less: Net income attributable to noncontrolling interests	68	555
Net income attributable to common shareholders	$50,769	$55,133

Denominator:
Weighted-average shares outstanding - Basic	49,189	48,458
Effect of dilutive securities:
Stock options, restricted stock units and performance share units	777	1,004
Weighted-average shares outstanding - Diluted	49,966	49,462
Options to purchase 0.4 million shares for each of the three months ended March 28, 2020 and March 30, 2019, as well as an insignificant number of restricted stock units (RSUs) and performance share units (PSUs), were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted-average shares outstanding for the three months ended March 28, 2020 and March 30, 2019 excluded the impact of 0.6 million and 1.0 million shares of non-vested RSUs and PSUs, respectively.
Treasury Shares
During the three months ended March 28, 2020 and March 30, 2019, the Company did not repurchase any shares under its authorized stock repurchase program. As of March 28, 2020, the Company had $129.1 million remaining on the authorized stock repurchase program.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of RSUs and PSUs in order to satisfy individual statutory tax withholding requirements. During the three months ended March 28, 2020 and March 30, 2019, the Company acquired 0.1 million shares for $23.7 million and 0.1 million shares for $17.8 million, respectively, from such netting.
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 28, 2019	$(87,578)	$(90,441)	$(178,019)
Other comprehensive loss before reclassifications	(44,311)	—	(44,311)
Amounts reclassified from accumulated other comprehensive loss	—	1,374	1,374
Net current period other comprehensive income (loss)	(44,311)	1,374	(42,937)
Income tax expense (benefit)	(2,330)	291	(2,039)
March 28, 2020	$(129,559)	$(89,358)	$(218,917)
Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s unaudited condensed consolidated financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as noncontrolling interest within Equity in the accompanying unaudited condensed consolidated balance sheets. The activity within the nonredeemable noncontrolling interest was immaterial during the three months ended March 28, 2020 and March 30, 2019, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Redeemable Noncontrolling Interests
The Company has a 92% equity interest in Vital River with an 8% redeemable noncontrolling interest. The Company has the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 8% equity interest at a contractually defined redemption value, subject to a redemption floor, which represents a derivative embedded within the equity instrument. These rights are exercisable beginning in 2022 and are accelerated in certain events. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value ($14.7 million as of March 28, 2020) and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 8% interest, the noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities. The amount that the Company could be required to pay to purchase the remaining 8% equity interest is not limited.
As part of the Citoxlab acquisition in 2019, the Company acquired an approximate 90% equity interest in a subsidiary that is fully consolidated under the voting interest model, which included an approximate 10% redeemable noncontrolling interest. In February 2020, the Company purchased the remaining approximate 10% noncontrolling interest for approximately $4 million and assumption of a contingent consideration liability of approximately $2 million payable to the former shareholders. See Note 7. “Fair Value”.
In 2019, the Company acquired an 80% equity interest in a supplier that is fully consolidated, which includes a 20% redeemable noncontrolling interest. The Company has the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 20% equity interest at its appraised value. These rights are exercisable beginning in 2022. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the appraised value and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest or a predetermined floor value. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 20% interest, the noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities. The amount that the Company could be required to pay to purchase the remaining 20% equity interest is not limited.
The following table provides a rollforward of the activity related to the Company’s redeemable noncontrolling interests:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(in thousands)
Beginning balance	$28,647	$18,525
Acquisition of noncontrolling interest	(3,732)	—
Adjustment to Vital River redemption value	—	1,451
Net (loss) income attributable to noncontrolling interests	(332)	85
Foreign currency translation	(544)	458
Ending balance	$24,039	$20,519

11. INCOME TAXES
The Company’s effective tax rates for the three months ended March 28, 2020 and March 30, 2019 were 8.3% and 16.0%, respectively. For the three months ended March 28, 2020, the decrease was primarily attributable to an increased tax benefit from stock-based compensation deductions compared to the corresponding period in 2019.
For the three months ended March 28, 2020, the Company’s unrecognized tax benefits decreased by $0.6 million to $19.1 million, primarily due to tax authority settlements and favorable foreign exchange, offset by an additional quarter of Canadian Scientific Research and Experimental Development Credit reserves. The amount of unrecognized income tax benefits that would impact the effective tax rate decreased by $0.7 million to $16.3 million, for the same reasons listed above. The accrued interest on unrecognized tax benefits was $2.3 million at March 28, 2020. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by up to $3.0 million over the next twelve-month period, primarily due to the outcome of pending tax audits.
The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits on a regular basis including, but not limited to, such major jurisdictions as the U.S., the U.K., China, France, Germany, and Canada. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2016.
The Company and certain of its subsidiaries have ongoing tax controversies in the U.S., France and Canada. The Company does not anticipate resolution of these audits will have a material impact on its consolidated financial statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The following table provides the components of net periodic cost for the Company’s pension, deferred compensation and executive supplemental life insurance retirement plans:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(in thousands)
Service cost	$797	$630
Interest cost	2,355	2,875
Expected return on plan assets	(2,981)	(3,235)
Amortization of prior service cost (credit)	(125)	91
Amortization of net loss	1,586	489
Other adjustments	125	—
Net periodic cost	$1,757	$850
Service cost is recorded as an operating expense within the accompanying unaudited condensed consolidated statements of income. All other components of net periodic costs are recorded in Other expense, net in the accompanying unaudited condensed consolidated statements of income. The net periodic cost for the Company’s other post-retirement benefit plan for the three months ended March 28, 2020 and March 30, 2019 was not significant.
13. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock, RSUs, and PSUs.
The following table provides stock-based compensation by the financial statement line item in which it is reflected:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(in thousands)
Cost of revenue	$2,035	$1,949
Selling, general and administrative	8,925	10,950
Stock-based compensation, before income taxes	10,960	12,899
Provision for income taxes	(1,551)	(2,047)
Stock-based compensation, net of income taxes	$9,409	$10,852
During the three months ended March 28, 2020, the Company granted an insignificant amount of stock options and RSUs.
14. FOREIGN CURRENCY CONTRACTS
Cross currency loans
The Company periodically enters into foreign exchange forward contracts to limit its foreign currency exposure related to U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Credit Facility. These contracts are not designated as hedging instruments. Any gains or losses on these forward contracts are recognized immediately in Interest expense in the unaudited condensed consolidated statements of income.
The Company had no open forward contracts related to a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency at March 28, 2020 or December 28, 2019.
The following table summarizes the effect of the foreign exchange forward contracts entered into to limit the Company’s foreign currency exposure related to U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Credit Facility on the Company’s unaudited condensed consolidated statements of income:

	March 28, 2020		March 30, 2019
Location of gain (loss)	Financial statement caption amount	Amount of gain (loss)	Financial statement caption amount	Amount of gain (loss)
	(in thousands)
Three Months Ended:
Interest expense	$(15,067)	$6,067	$(9,987)	$8,917

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
The Company entered into foreign currency forward contracts during 2020 and 2019. One contract remained open at December 28, 2019, which had a duration of less than one month and is recorded at fair value in the Company’s accompanying unaudited condensed consolidated balance sheets. The Company did not have any open foreign currency forward contracts related to certain intercompany loans at March 28, 2020. The notional amount and fair value of the open contract is summarized as follows:

December 28, 2019
Notional Amount	Fair Value	Balance Sheet Location
(in thousand)
$115,038	$(876)	Other current liabilities

The following table summarizes the effect of the foreign exchange forward contracts in connection with certain intercompany loans on the Company’s unaudited condensed consolidated statements of income:

	March 28, 2020		March 30, 2019
Location of gain (loss)	Financial statement caption amount	Amount of gain (loss)	Financial statement caption amount	Amount of gain (loss)
	(in thousands)
Three Months Ended:
Other (expense) income, net	$(24,071)	$(892)	$6,306	$—

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

	Three Months Ended
	March 28, 2020			March 30, 2019
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Cost of services provided and products sold (excluding amortization of intangible assets)	$247	$229	$476	$267	$1,149	$1,416
Selling, general and administrative	83	—	83	133	—	133
Total	$330	$229	$559	$400	$1,149	$1,549

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents restructuring costs by reportable segment for these productivity improvement initiatives:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(in thousands)

RMS	$220	$301
DSA	83	13
Manufacturing	256	1,235
Total	$559	$1,549

Rollforward of restructuring activities
The following table provides a rollforward for all of the Company’s severance and transition costs, and lease obligation liabilities related to all restructuring activities:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(in thousands)
Beginning balance	$6,406	$2,921
Expense (excluding non-cash charges)	517	1,246
Payments / utilization	(4,243)	(2,034)
Foreign currency adjustments	(149)	(20)
Ending balance	$2,531	$2,113
As of March 28, 2020 and March 30, 2019, $2.4 million and $1.8 million of severance and other personnel related costs liabilities and lease obligation liabilities, respectively, were included in accrued compensation and accrued liabilities within the Company’s unaudited condensed consolidated balance sheets and $0.1 million and $0.3 million, respectively, were included in other long-term liabilities within the Company’s unaudited condensed consolidated balance sheets.
16. LEASES
Operating and Finance Leases
Right-of-use lease assets and lease liabilities are reported in the Company’s unaudited condensed consolidated balance sheets as follows:

	March 28, 2020	December 28, 2019
	(in thousands)
Operating leases
Operating lease right-of-use assets, net	$155,568	$140,085

Other current liabilities	$22,469	$20,357
Operating lease right-of-use liabilities	133,440	116,252
Total operating lease liabilities	$155,909	$136,609

Finance leases
Property, plant and equipment, net	$30,859	$32,519

Current portion of long-term debt and finance leases	$2,929	$2,997
Long-term debt, net and finance leases	25,879	27,530
Total finance lease liabilities	$28,808	$30,527

The components of operating and finance lease costs were as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	March 28, 2020	March 30, 2019
	(in thousands)
Operating lease costs	$8,077	$7,706
Finance lease costs:
Amortization of right-of-use assets	951	921
Interest on lease liabilities	340	296
Short-term lease costs	589	192
Variable lease costs	1,045	335
Sublease income	(586)	(46)
Total lease costs	$10,416	$9,404
Other information related to leases was as follows:
Supplemental cash flow information

	Three Months Ended
	March 28, 2020	March 30, 2019
	(in thousands)
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,974	$6,533
Operating cash flows from finance leases	340	352
Finance cash flows from finance leases	1,572	838

Non-cash leases activity:
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$25,407	$1,688
Right-of-use lease assets obtained in exchange for new finance lease liabilities	593	—

Lease term and discount rate

As of
March 28, 2020
Weighted-average remaining lease term (in years)
Operating lease	8.40
Finance lease	12.71
Weighted-average discount rate
Operating lease	4.24
Finance lease	4.54

At the lease commencement date, the discount rate implicit in the lease is used to discount the lease liability if readily determinable. If not readily determinable or leases do not contain an implicit rate, the Company’s incremental borrowing rate is used as the discount rate.
As of March 28, 2020, maturities of operating and finance lease liabilities for each of the following five years and a total thereafter were as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Operating Leases	Finance Leases
	(in thousands)
2020 (excluding the three months ended March 28, 2020)	$21,347	$3,063
2021	27,308	3,804
2022	23,483	3,754
2023	19,810	2,898
2024	19,168	2,146
Thereafter	76,170	22,531
Total minimum future lease payments	187,286	38,196
Less: Imputed interest	31,377	9,388
Total lease liabilities	$155,909	$28,808
Total minimum future lease payments (predominantly operating leases) of approximately $48 million for leases that have not commenced as of March 28, 2020, as the Company does not yet control the underlying assets, are not included in the unaudited condensed consolidated financial statements. These leases are expected to commence between fiscal years 2020 and 2024 with lease terms of approximately 2 to 15 years.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2019. The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in Item 1A, “Risk Factors” included elsewhere within this Form 10-Q. Certain percentage changes may not recalculate due to rounding.
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
Segment Reporting
Our three reportable segments are Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Support (Manufacturing). Our RMS reportable segment includes the Research Models, Research Model Services, and Research Products businesses. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes: Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered models; Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models; and Insourcing Solutions (IS), which provides colony management of our clients’ research operations (including recruitment, training, staffing, and management services). Research Products supplies controlled, consistent, customized primary cells and blood components derived from normal and mobilized peripheral blood, bone marrow, and cord blood. Our DSA reportable segment includes services required to take a drug through the early development process including discovery services, which are non-regulated services to assist clients with the identification, screening, and selection of a lead compound for drug development, and regulated and non-regulated (GLP and non-GLP) safety assessment services. Our Manufacturing reportable segment includes Microbial Solutions, which provides in vitro (non-animal) lot-release testing products, microbial detection products, and species identification services; Biologics Testing Services (Biologics), which performs specialized testing of biologics; and Avian Vaccine Services (Avian), which supplies specific-pathogen-free chicken eggs and chickens.
COVID-19
Overview
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. The COVID-19 pandemic is dynamic and expanding, and its ultimate scope, duration and effects are uncertain. This pandemic has had and continues to result in direct and indirect adverse effects on our industry and customers, which in turn has impacted our business, results of operations, and financial condition. Further, the COVID-19 pandemic may also affect our operating and financial results in ways that are and are not presently known to us, or that we currently do not expect to present significant risks to our operations or financial results but which may in fact turn out to negatively affect us to a magnitude greater than anticipated. Refer to Item 1A, Risk Factors, included herein for risk factors reflecting the impact of the COVID-19 pandemic. Giving consideration to each of these risk factors, the following is our current estimate and belief of the impact of the COVID-19 pandemic during the first quarter of fiscal 2020 and how it may continue to affect us in subsequent periods.

Business continuity
To date, we generally have not experienced significant challenges in implementing our business continuity plans. Many government agencies have provided guidance permitting “essential” or “critical” business operations to remain open. As of the date of this quarterly report, in the geographies where business restrictions have been imposed, we believe all of our business operations have satisfied the requirements to be designated to be “essential” or “critical” according to the guidance provided by government, health and other regulatory agencies with authority over such matters. As a result, all of our operating sites remain open and adequately staffed as of the date of this quarterly report. For certain operations or sites experiencing logistical delays, we have experienced some inefficiencies as it relates to completing work or fulfilling orders; however, we do not believe material expenditures will be required or material resource constraints will occur. Logistical delays include a small number of sites that have experienced reduced operations (including as a result of increased employee absenteeism) or voluntarily closed, as well as delays in transportation activities.

We have comprehensive business continuity plans in place for each site globally and are continuously updating these to address the evolving COVID-19 pandemic situation. We implemented our initial plans in China beginning in January 2020, and have continuously refined our plans for other regions as the virus has spread. We have encouraged and expressed our expectations that employees work remotely whenever possible; and for those employees who need to come into our sites to fulfill their responsibilities, we are adhering to guidelines from government, health, and other regulatory agencies. This includes social distancing, flexible scheduling such as split shifts, restricting visitors, enhanced cleaning, and providing personal protective equipment (PPE), such as masks and gloves, to employees. Due to the nature of our business, many employees already work in biosecure environments that require PPE and adhere to other procedures to safely accomplish their daily responsibilities. Accordingly, to date, we believe we have been able to efficiently implement the additional safety precautions.
Supply chain
We are focused on ensuring that we have adequate inventory and supplies on hand given the potential disruption of the COVID-19 pandemic to our suppliers and their supply chain. Accordingly, we have and expect to continue to increase inventory and supplies through the second quarter of 2020 and beyond as deemed appropriate. We proactively engaged with our suppliers beginning in January 2020 to limit any potential disruption to our supply chain. However, notwithstanding generally successful efforts to maintain supply chain continuity, we have experienced and expect to experience increased costs and potential delays throughout our supply chain during the pandemic.
Financial condition and results of our global operations
We are a global company that operates in over 90 facilities across over 20 countries worldwide. As we perform business across various borders, we are experiencing a continuum of impacts in each location as the COVID-19 pandemic has impacted the global economy in different phases. We are continuing to see demand for products and services across all of our businesses, although as described below the impact of the COVID-19 pandemic on the level of demand varies with our different businesses. While there is uncertainty, our clients are still in need of the products and services we provide to biomedical research to advance discovery and develop new therapies for the treatment of disease, including the COVID-19 pandemic. Due to certain restrictions in place at the various sites of our clients and suppliers (including client and supplier site closures), there have been challenges relating to timely receiving and shipping products globally in all businesses. Should these restrictions continue, demand/supply issues may persist and could impact revenue growth, operating income (including operating income margins) and cash flows. We have observed some impact due to constraints from internal site restrictions, remote work, resources, and productivity. However, we believe the impact to us has not been as significant as to companies in many other industries because of the nature of our businesses, the classification of our businesses as essential or critical, as the case may be, and our business continuity plans.

Our RMS business was moderately impacted by the COVID-19 pandemic during the three months ended March 28, 2020, although the impact accelerated during the final month of the quarter. Demand for research models began to decline due primarily to the physical shutdown of our client’s facilities, principally academic institutions. While many of our clients are deemed essential businesses as well, we began to experience a slowdown, initially in China in January 2020, and then across Europe and North America later in the period, as measures were implemented by various governments to slow the spread of the COVID-19 pandemic. We expect this trend of reduced demand for research models to continue in upcoming quarters, which will negatively impact revenue, operating income, operating income margins, and cash flows. An increase in demand is not expected until our clients reopen impacted sites and resume their research activity. Research models services, specifically our GEMS and Insourcing Solutions businesses, experienced higher revenues in the three month period ended March 28, 2020 compared to the corresponding prior period.

Our DSA business was not significantly impacted by the COVID-19 pandemic during the three months ended March 28, 2020. Towards the end of the first fiscal quarter of 2020, we experienced some client work shifting towards subsequent quarters of fiscal year 2020 due to the various actions and restrictions put in place by governments around the world intended to slow the spread of the COVID-19 pandemic. The work performed in our Discovery Services and Safety Assessment businesses are largely dependent on our internal sites being open. Therefore, to the extent that clients require work to be completed, we have been able to maintain the ability to continue to meet client demands and perform the work so long as our work force at the specific site the work is done is not significantly adversely impacted by the COVID-19 pandemic. This trend is expected to continue as government actions to slow the spread of the COVID-19 pandemic begin to subside, employees return to work, and economies across the world begin to reopen. Costs of supply are expected to increase as we procure the materials required to perform our work. We expect a small-to-modest adverse impact to our revenue growth, operating income, operating margin and cash flow through the rest of the year.

Our Manufacturing business was not significantly impacted by the COVID-19 pandemic during the three months ended March 28, 2020. We expect to see a minor negative impact due to the COVID-19 pandemic as our customers experience minor disruptions in their manufacturing operations. We expect Manufacturing products, such as Microbial Solutions endotoxin products and avian products, to see continued demand through the remainder of fiscal 2020. Our Biologics testing facilities remain open and performing services for our clients. Similar to our other services businesses, our ability to perform work is contingent on our internal facilities and our work force not being significantly adversely impacted by the COVID-19 pandemic. We expect a small adverse impact to our revenue growth, operating income, operating margin and cash flows through the rest of the year.

Liquidity, capital and financial resources
We require cash to fund working capital needs as well as capital expansion, acquisitions, venture capital and strategic investments, debt obligations, leases, and pension obligations. The principal sources of liquidity have been cash flows from operations, supplemented by long-term borrowings. In fiscal year 2019, we issued $500 million Senior Notes, repaid part of our term loan for $500 million, and increased our multi-currency revolving facility by $500 million, from $1.55 billion to $2.05 billion. As of March 28, 2020, we had $2.4 billion of debt outstanding, of which $44.7 million is current. Available on the revolving line of credit (Revolver) is approximately $900 million, which matures on March 26, 2023 and does not require scheduled payments before that date should additional borrowings occur. The term loan facility matures in 19 quarterly installments with the last installment due March 26, 2023. The Senior Notes become due in 2026 and 2028.
Due to the uncertainty resulting from the COVID-19 pandemic, we borrowed an additional $150 million from the Revolver during the three months ended March 28, 2020. While there remains uncertainty for the remainder of 2020, we currently do not anticipate needing to use these borrowings to fund operations. The purpose of borrowing the additional funds was to protect against any prolonged adverse impacts on liquidity markets that are currently unforeseeable. We expect to generate cash inflows from our operating activities sufficient to satisfy our working capital needs as well as to service our debt, pension, and venture capital obligations. Due to this higher debt, we do expect an increase to interest expense, however, this additional charge is not expected to materially adversely impact us. We do not currently anticipate we will need to borrow additional funds during 2020. However, we have analyzed the cash flows and debt balances noting there is significant capacity on the remaining Revolver assuming we achieve the results of operations consistent with what we have described herein. Accordingly, we do not anticipate a material risk of non-compliance with our debt covenants based on our current estimate of future earnings. Our debt levels consist of a combination of fixed and variable debt, which include $1.0 billion of fixed senior notes (2026 and 2028 Senior Notes). To protect against adverse liquidity concerns, there are various mechanisms for us to improve cash flows. To date we have implemented cost reduction plans including delaying compensation related increases, implementing hiring restrictions, reducing working hours, reducing all non-essential travel, and reducing certain discretionary spending. Additionally, we have reduced our investment activity, including planned acquisitions and capital projects.

As of the date these unaudited condensed consolidated financial statements are issued, based on our current and expected liquidity position, we do not believe there is significant uncertainty in our ability to continue as a going concern.

Recoverability and/or impairment of assets
The COVID-19 pandemic did not, nor is expected to impact, the ability to timely account for assets on our balance sheet. There are judgments involved as it relates to reviewing our allowance for doubtful accounts, valuation of inventory, and valuations/recovery of investments. We believe we have the necessary support for estimates derived for these account balances. We have reviewed the collectability and valuation of the assets through the date of financial statement issuance, noting no significant recoverability concerns or any impairments identified. Gains and losses on certain investments in venture capital funds are recorded on a quarterly lag due to the availability of the funds’ financial information, which is consistent with our venture capital investment accounting policy described in our Annual Report on Form 10-K for fiscal 2019. We did not identify any triggering events when reviewing impairment indicators for our goodwill and long-lived assets (tangible and intangible) that would indicate an impairment may exist. Review of impairment indicators and quantifying any impact will continue to be a focus throughout fiscal year 2020. Should a prolonged disruption occur where there is a material change from our current expectation of future cash flows, we could experience additional write-offs of client receivables or impairments to certain asset balances due to collectability and valuation issues.
Internal controls over financial reporting in a remote work environment
Internal controls over financial reporting are a focus for us to ensure they continue to be designed and operating effectively. As of March 28, 2020 and through the issuance of these unaudited condensed consolidated financial statements, we did not have any material changes to our internal controls over financial reporting. For personnel responsible for internal control activities and working remote, the ability to work effectively enabled us to continue to maintain effective internal control over financial reporting. System and efficiency programs implemented in recent years, as well as those implemented as part of business continuity plans, have enabled us to effectively complete our financial reporting process in a similar way we completed it prior to the COVID-19 pandemic despite a largely remote working environment. Although there is uncertainty over the duration of the COVID-19 pandemic disruption, we do not anticipate any adverse impact to relevant systems or to the operating effectiveness of internal controls over financial reporting.
Recent Acquisitions
Our strategy is to augment internal growth of existing businesses with complementary acquisitions. Our recent acquisitions are described below.
On January 3, 2020, we acquired HemaCare Corporation (HemaCare), a business specializing in the production of human-derived cellular products for the cell therapy market. The acquisition of HemaCare expands our comprehensive portfolio of early-stage research and manufacturing support solutions to encompass the production and customization of high-quality, human derived cellular products to better support clients’ cell therapy programs. The purchase price of HemaCare was $379.8 million in cash. The acquisition was funded through a combination of cash on hand and proceeds from our Credit Facility under the multi-currency revolving facility. This business is reported as part of our RMS reportable segment.
On August 28, 2019, we acquired an 80% ownership interest in a supplier that supports our DSA reportable segment. The remaining 20% interest is a redeemable non-controlling interest. The purchase price was $23.4 million, net of a $4.0 million pre-existing relationship for a supply agreement settled upon acquisition. The acquisition was funded through a combination of cash on hand and proceeds from our Credit Facility under the multi-currency revolving facility. The business is reported as part of our DSA reportable segment.
On April 29, 2019, we acquired Citoxlab, a non-clinical CRO, specializing in regulated safety assessment services, non-regulated discovery services, and medical device testing. With operations in Europe and North America, the acquisition of Citoxlab further strengthens our position as a leading, global, early-stage CRO by expanding our scientific portfolio and geographic footprint, which enhances our ability to partner with clients across the drug discovery and development continuum. The purchase price for Citoxlab was $527.1 million in cash. The acquisition was funded through a combination of cash on hand and proceeds from our Credit Facility under the multi-currency revolving facility. Citoxlab is reported as part of our DSA reportable segment.
Overview of Results of Operations and Liquidity
Revenue for the three months ended March 28, 2020 was $707.1 million compared to $604.6 million in the corresponding period in 2019. This increase of $102.5 million, or 17.0%, was primarily due to the recent acquisitions of Citoxlab and HemaCare as well as growth in our DSA and Manufacturing segments; partially offset by a reduction in RMS product revenue due to the impact of the COVID-19 pandemic, and by the negative effect of changes in foreign currency exchange rates which decreased revenue by $4.6 million, or 0.7%, when compared to the corresponding period in 2019.
In the three months ended March 28, 2020, our operating income and operating income margin were $94.3 million and 13.3%, respectively, compared with $69.8 million and 11.5%, respectively, in the corresponding period of 2019. The increases in operating income and operating income margin were primarily due to contributions from our DSA segment, partially offset by lower RMS operating income and operating income margin due to the impact of the COVID-19 pandemic, as well as increased costs related to our recent acquisition of HemaCare.
Net income attributable to common shareholders decreased to $50.8 million in the three months ended March 28, 2020, from $55.1 million in the corresponding period of 2019. The decrease in Net income attributable to common shareholders was primarily due to net losses on our venture capital investments and life insurance policy investments for the three months ended March 28, 2020 as compared to net gains for both investments in the corresponding period in 2019; partially offset by higher operating income mentioned above compared to the corresponding period in 2019.
During the first three months of 2020, our cash flows from operations was $68.6 million compared with $14.9 million for the same period in 2019. The increase was driven by higher net income adjusted for non-cash items and certain favorable changes in working capital items, including favorable timing of net contract balances from contracts with customers (collectively trade receivables, net; deferred revenue; and customer contract deposits), and lower compensation payments compared to the prior year period; partially offset by the unfavorable timing of vendor and supplier payments compared to the same period in 2019.

Results of Operations
Three Months Ended March 28, 2020 Compared to the Three Months Ended March 30, 2019
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Three Months Ended
	March 28, 2020	March 30, 2019	$ change	% change
	(in millions, except percentages)
Service revenue	$546.6	$451.0	$95.6	21.2%
Product revenue	160.5	153.6	6.9	4.5%
Total revenue	$707.1	$604.6	$102.5	17.0%

	Three Months Ended
	March 28, 2020	March 30, 2019	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$146.0	$137.2	$8.8	6.4%	(0.9)%
DSA	438.7	354.2	84.5	23.9%	(0.5)%
Manufacturing	122.4	113.2	9.2	8.1%	(1.5)%
Total revenue	$707.1	$604.6	$102.5	17.0%	(0.7)%
The following table presents operating income by reportable segment:

	Three Months Ended
	March 28, 2020	March 30, 2019	$ change	% change
	(in millions, except percentages)
RMS	$27.4	$37.8	$(10.4)	(27.6)%
DSA	72.3	46.7	25.6	54.8%
Manufacturing	41.1	31.5	9.6	30.5%
Unallocated corporate	(46.5)	(46.2)	(0.3)	0.5%
Total operating income	$94.3	$69.8	$24.5	35.1%
Operating income % of revenue	13.3%	11.5%		1.8%
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Three Months Ended
	March 28, 2020	March 30, 2019	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$146.0	$137.2	$8.8	6.4%	(0.9)%
Cost of revenue (excluding amortization of intangible assets)	95.9	82.8	13.1	15.7%
Selling, general and administrative	19.1	16.2	2.9	18.6%
Amortization of intangible assets	3.6	0.4	3.2	923.6%
Operating income	$27.4	$37.8	$(10.4)	(27.6)%
Operating income % of revenue	18.7%	27.6%		(8.9)%
RMS revenue increased $8.8 million due primarily to the recent acquisition of HemaCare which contributed $12.3 million to revenue growth; and higher research model services revenue, specifically our Insourcing Solutions and GEMS businesses. Partially offsetting these increases were lower research model product revenue across the majority of our locations due to the impact of the COVID-19 pandemic, largely driven by many closures of academic clients, and the effect of changes in foreign currency exchange rates.
RMS operating income decreased $10.4 million compared to the corresponding period in 2019. RMS operating income as a percentage of revenue for the three months ended March 28, 2020 was 18.7%, a decrease of 8.9% from 27.6% for the corresponding period in 2019. Operating income and operating income as a percentage of revenue decreased primarily due to lower operating income on lower sales volume for research model products due to the COVID-19 pandemic as described above and due to the recent acquisition of HemaCare, which increased amortization of intangible assets and an inventory fair value adjustment; partially offset by higher revenue described above.
DSA

	Three Months Ended
	March 28, 2020	March 30, 2019	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$438.7	$354.2	$84.5	23.9%	(0.5)%
Cost of revenue (excluding amortization of intangible assets)	301.1	252.2	48.9	19.4%
Selling, general and administrative	43.3	38.6	4.7	12.1%
Amortization of intangible assets	22.0	16.7	5.3	31.6%
Operating income	$72.3	$46.7	$25.6	54.8%
Operating income % of revenue	16.5%	13.2%		3.3%
DSA revenue increased $84.5 million due primarily to the recent acquisition of Citoxlab which contributed $45.3 million to service revenue growth. Additionally, service revenue increased in both the Safety Assessment and Discovery Services businesses due to demand from biotechnology clients and increased pricing of services. These increases were partially offset by the effect of changes in foreign currency exchange rates. DSA revenue was not significantly impacted by the COVID-19 pandemic during the three months ended March 28, 2020.
DSA operating income increased $25.6 million during the three months ended March 28, 2020 compared to the corresponding period in 2019. DSA operating income as a percentage of revenue for the three months ended March 28, 2020 was 16.5%, an increase of 3.3% from 13.2% for the corresponding period in 2019. These increases were primarily attributable to higher revenues described above, realizing the favorable impact of recent cost saving efficiencies, and lower acquisitions related costs, partially offset by higher amortization of intangible assets related to our recent acquisitions.
Manufacturing

	Three Months Ended
	March 28, 2020	March 30, 2019	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$122.4	$113.2	$9.2	8.1%	(1.5)%
Cost of revenue (excluding amortization of intangible assets)	58.0	57.8	0.2	0.4%
Selling, general and administrative	21.0	21.6	(0.6)	(2.7)%
Amortization of intangible assets	2.3	2.3	—	(3.3)%
Operating income	$41.1	$31.5	$9.6	30.5%
Operating income % of revenue	33.6%	27.8%		5.8%
Manufacturing revenue increased $9.2 million due primarily to higher demand for products in both our Microbial Solutions’ Endotoxin business and our Avian business, and higher service revenue in the Biologics business due to our facility in Pennsylvania being fully operational in 2020 compared to 2019 where work continued to be transitioned from a legacy facility; partially offset by lower product revenue in our Microbial Solutions’ Bioburden business, specifically due to the timing of a large stocking order from a strategic partner in 2019, which did not recur in 2020 and the effect of changes in foreign currency exchange rates. Manufacturing revenue was not significantly impacted by the COVID-19 pandemic during the three months ended March 28, 2020.
Manufacturing operating income increased $9.6 million during the three months ended March 28, 2020 compared to the corresponding period in 2019. Manufacturing operating income as a percentage of revenue for the three months ended March 28, 2020 was 33.6%, an increase of 5.8% from 27.8% for the corresponding period in 2019. The increases were due primarily to higher revenues as well as improved production efficiencies and the impact of certain cost savings initiatives in the three months ended March 28, 2020 compared to the same period in 2019.
Unallocated Corporate

	Three Months Ended
	March 28, 2020	March 30, 2019	$ change	% change
	(in millions, except percentages)
Unallocated corporate	$46.5	$46.2	$0.3	0.5%
Unallocated corporate % of revenue	6.6%	7.6%		(1.0)%
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $0.3 million, or 0.5%, compared to the corresponding period in 2019 is associated with the evaluation and integration of our recent acquisition activity and costs related to the remediation of the unauthorized access into our information systems, partially offset by a net decrease in compensation, benefits, and other employee-related expenses. Costs as a percentage of revenue for the three months ended March 28, 2020 was 6.6%, a decrease of 1.0% from 7.6% for the corresponding period in 2019.
Interest Income
Interest income, which represents earnings on cash, cash equivalents, and time deposits was $0.3 million and $0.2 million for the three months ended March 28, 2020 and the corresponding period in 2019, respectively.
Interest Expense
Interest expense for the three months ended March 28, 2020 was $15.1 million, an increase of $5.1 million, or 50.9%, compared to $10.0 million for the corresponding period in 2019. The increase was due primarily to higher interest expense from increased debt to fund our recent acquisitions and a lower foreign currency gain recognized in connection with a debt-related foreign exchange forward contract.
Other (Expense) Income, Net
Other expense, net, was $24.1 million for the three months ended March 28, 2020, a decrease of $30.4 million, or 481.7%, compared to Other income, net of $6.3 million for the corresponding period in 2019. The decrease was due primarily to net losses on our venture capital investments and life insurance policy investments for the three months ended March 28, 2020 as compared to net gains for both investments in the corresponding period in 2019.
Income Taxes
Income tax expense for the three months ended March 28, 2020 was $4.6 million, a decrease of $6.0 million compared to $10.6 million for the corresponding period in 2019. Our effective tax rate was 8.3% for the three months ended March 28, 2020, compared to 16.0% for the corresponding period in 2019. The decrease in our effective tax rate in the 2020 period compared to the 2019 period was primarily attributable to increased tax benefits from stock-based compensation deductions.
Liquidity and Capital Resources
We currently require cash to fund our working capital needs, capital expansion, acquisitions, and to pay our debt, lease, venture capital investment, and pension obligations. Our principal sources of liquidity have been our cash flows from operations, supplemented by long-term borrowings. Based on our current business plan, we believe that our existing funds, when combined with cash generated from operations and our access to financing resources, are sufficient to fund our operations for the foreseeable future as previously discussed in our section on the COVID-19 pandemic impacts.

The following table presents our cash, cash equivalents and short-term investments:

	March 28, 2020	December 28, 2019
	(in millions)
Cash and cash equivalents:
Held in U.S. entities	$197.8	$56.5
Held in non-U.S. entities	174.6	181.5
Total cash and cash equivalents	372.4	238.0
Short-term investments:
Held in non-U.S. entities	1.0	1.0
Total cash, cash equivalents and short-term investments	$373.4	$239.0
Borrowings
We have a credit facility, which consists of a $750.0 million term loan, of which $184.4 million remains outstanding as of March 28, 2020, and a $2.05 billion multi-currency revolving facility (Credit Facility). The term loan facility matures in 19 quarterly installments with the last installment due March 26, 2023. The revolving facility matures on March 26, 2023, and requires no scheduled payment before that date. Under specified circumstances, we have the ability to increase the term loan and/or revolving facility by up to $1.0 billion in the aggregate.
We also have an indenture that allows for senior notes offerings under supplemental indentures. In 2018, we entered into our first supplemental indenture and raised $500.0 million in aggregate principal amount of 5.5% Senior Notes due in 2026 (2026 Senior Notes) in an unregistered offering. Under the terms of the first supplemental indenture, interest on the 2026 Senior Notes is payable semi-annually on April 1 and October 1, beginning on October 1, 2018. In 2019, we entered into our second supplemental indenture and raised an additional $500.0 million in aggregate principal amount of 4.25% Senior Notes due in 2028 (2028 Senior Notes) in an unregistered offering. Under the terms of the second supplemental indenture, interest on the 2028 Senior Notes is payable semi-annually on May 1 and November 1, beginning on May 1, 2020.
Amounts outstanding under our credit facilities and both the 2026 Senior Notes and the 2028 Senior Notes were as follows:

	March 28, 2020	December 28, 2019
	(in millions)
Term loans	$184.4	$193.8
Revolving facility	1,168.1	676.1
2026 Senior Notes	500.0	500.0
2028 Senior Notes	500.0	500.0
Total	$2,352.5	$1,869.9
The interest rates applicable to the term loan and revolving facility under the Credit Facility are, at our option, equal to either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted LIBOR rate plus 1.0%) or the adjusted LIBOR rate, plus an interest rate margin based upon our leverage ratio.
Repurchases of Common Stock
During the three months ended March 28, 2020, we did not repurchase any shares under our authorized stock repurchase program. As of March 28, 2020, we had $129.1 million remaining on the authorized $1.3 billion stock repurchase program and we do not intend to repurchase shares for the remainder of 2020. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the three months ended March 28, 2020, we acquired 0.1 million shares for $23.7 million through such netting.

Cash Flows
The following table presents our net cash provided by operating activities:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(in millions)
Net income	$50.8	$55.7
Adjustments to reconcile net income to net cash provided by operating activities	87.8	55.1
Changes in assets and liabilities	(70.0)	(95.9)
Net cash provided by operating activities	$68.6	$14.9
Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, deferred income taxes, gains and/or losses on venture capital investments, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For the three months ended March 28, 2020, compared to the three months ended March 30, 2019, the increase in net cash provided by operating activities was driven by higher net income adjusted for non-cash items. While net income was slightly less compared to the prior year, the non-cash items adjusting net income were higher, specifically venture capital and life insurance investment losses of approximately $18 million in three months ended March 28, 2020 compared to gains of approximately $13 million in the corresponding period in 2019. We experienced certain favorable changes in working capital items, including favorable timing of net contract balances from contracts with customers (collectively trade receivables, net; deferred revenue; and customer contract deposits), and lower compensation payments compared to the prior year period; partially offset by the unfavorable timing of vendor and supplier payments compared to the same period in 2019.
The following table presents our net cash used in investing activities:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(in millions)
Acquisitions of businesses and assets, net of cash acquired	$(382.3)	$(1.0)
Capital expenditures	(25.7)	(16.7)
Investments, net	(4.6)	(2.4)
Other, net	(1.1)	(0.7)
Net cash used in investing activities	$(413.7)	$(20.8)
For the three months ended March 28, 2020, the primary use of cash used in investing activities related to the acquisition of HemaCare, capital expenditures to support the growth of the business, and investments in certain venture capital and other equity investments. For the three months ended March 30, 2019, the primary use of cash used in investing activities related to our capital expenditures to support the growth of the business.
The following table presents our net cash provided by (used in) financing activities:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(in millions)
Proceeds from long-term debt and revolving credit facility	$1,409.8	$290.1
Payments on long-term debt, revolving credit facility, and finance lease obligations	(925.1)	(360.7)
Proceeds from exercises of stock options	22.6	21.8
Purchase of treasury stock	(23.7)	(17.8)
Other, net	(4.4)	(2.5)
Net cash provided by (used in) financing activities	$479.2	$(69.1)
For the three months ended March 28, 2020, net cash provided by financing activities reflected the net proceeds of $484.7 million on our Credit Facility and finance lease obligations. Included in the net proceeds are the following amounts:
•Proceeds of approximately $415 million from our revolving Credit Facility to fund our recent acquisitions. Additionally, towards the end of the fiscal quarter, we borrowed an additional $150 million from our revolving Credit Facility to secure cash on hand in response to uncertainties due to the COVID-19 pandemic; partially offset by,

•Payments of approximately $10 million on our term loan and payments of $70 million to our revolving Credit Facility in the normal course of business throughout the fiscal quarter;
•Additionally, we had $798 million of gross payments, partially offset by $794 million of gross proceeds in connection with a non-U.S. Euro functional currency entity repaying Euro loans and replacing the Euro loans with U.S. dollar denominated loans. A series of forward currency contracts were executed to mitigate any foreign currency gains or losses on the U.S. dollar denominated loans. These proceeds and payments are presented as gross financing activities.
Net cash provided by financing activities also reflected proceeds from exercises of employee stock options of $22.6 million, offset by treasury stock purchases of $23.7 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements.
For the three months ended March 30, 2019, net cash used in financing activities reflected the net payments of $70.6 million on our Credit Facility and finance lease obligations. Included in the net proceeds are the following amounts:
•Payments of $9 million on our term loan and payments of $3 million to our revolving Credit Facility in the normal course of business throughout the fiscal quarter;
•Additionally, we had $343 million of gross payments, partially offset by $285 million of gross proceeds in connection with a non-U.S. Euro functional currency entity repaying Euro loans and replacing the Euro loans with U.S. dollar denominated loans. A series of forward currency contracts were executed to mitigate any foreign currency gains or losses on the U.S. dollar denominated loans. These proceeds and payments are presented as gross financing activities.
Net cash used in financing activities also reflected treasury stock purchases of $17.8 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements; partially offset by proceeds from exercises of employee stock options of $21.8 million.
Contractual Commitments and Obligations
The disclosure of our contractual commitments and obligations was reported in our Annual Report on Form 10-K for fiscal 2019. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K for fiscal 2019 other than the changes described in Note 2, “Business Combinations,” Note 7, “Fair Value,” Note 9, “Long-Term Debt and Finance Lease Obligations,” Note 16, “Leases,” and Note 17, “Commitments and Contingencies” in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of March 28, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act, except as disclosed below.
Venture Capital Investments
We invest in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. Our total commitment to the funds as of March 28, 2020 was $128.4 million, of which we funded $82.9 million through March 28, 2020. Refer to Note 6, “Venture Capital and Other Investments” in this Quarterly Report on Form 10-Q for additional information.
Letters of Credit
Our off-balance sheet commitments related to our outstanding letters of credit as of March 28, 2020 were $8.3 million.
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
We believe that the application of our accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are described in Note 1, “Description of Business and Summary of Significant Accounting Policies” to our Annual Report on Form 10-K for fiscal year 2019.

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. Other than as discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the three months ended March 28, 2020 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of March 28, 2020, our debt portfolio was comprised primarily of floating interest rate borrowings. A 100-basis point increase in interest rates would increase our annual pre-tax interest expense by $13.5 million.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound, Canadian Dollar, and Chinese Yuan Renminbi. During the three months ended March 28, 2020, the most significant drivers of foreign currency translation adjustment the Company recorded as part of Other comprehensive income (loss) were the Canadian Dollar, British Pound, Hungarian Forint, Chinese Yuan Renminbi, Brazilian real, and Euro.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the three months ended March 28, 2020, our revenue would have increased by $21.9 million and our operating income would have decreased by $1.1 million, if the U.S. dollar exchange rate had strengthened by 10.0%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
During the three months ended March 28, 2020, we entered into foreign exchange forward contracts to limit our foreign currency exposure related to both intercompany loans and a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency entity under our Credit Facility. Refer to Note 14, “Foreign Currency Contracts” in this Quarterly Report on Form 10-Q for additional information regarding these types of forward contracts.

Item 4. Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of March 28, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
(b) Changes in Internal Controls
The Company continued to execute a plan to centralize certain accounting transaction processing functions to internal shared service centers during the three months ended March 28, 2020. There were no other material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 28, 2020 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 17, “Commitments and Contingencies” in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Set forth below, elsewhere in this Form 10-Q and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-Q. We note that factors set forth below, individually or in the aggregate, as well as additional risks and uncertainties either not presently known or that are currently believed to not be material to the business, may cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties and the risks described below should be carefully considered together with the other information set forth in this report and in future documents we file with the SEC.
The COVID-19 pandemic is dynamic and expanding. The continuation of this outbreak likely will have, and the emergence of other epidemic or pandemic crises could have, material adverse effects on our business, results of operations, or financial condition.
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. The COVID-19 pandemic is dynamic and expanding, and its ultimate scope, duration and effects are uncertain. This pandemic has and continues to result in, and any future epidemic or pandemic crises may potentially result in, direct and indirect adverse effects on our industry and customers, which in turn has (with respect to COVID-19) and may (with respect to future epidemics or crises) impact our business, results of operations and financial condition. Further, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us. Effects of the current pandemic include, or may include, among others:
•deterioration of worldwide, regional or national economic conditions and activity, which could adversely affect global demand for our products and services;
•disruptions to our operations as a result of the potential health impact on our employees and crew, and on the workforces of our customers and business partners;
•temporary and/or partial closures of our facilities or the facilities of our customers (including academic institutions, government laboratories and private foundations) and third-party service providers;
•interruption of the operations of global supply chains and those of our suppliers;
•disruptions to our business from, or additional costs related to, new regulations, directives or practices implemented in response to the pandemic, such as travel restrictions, shelter in place/stay in place/work from home orders, increased inspection regimes, hygiene measures (such as quarantining and physical distancing) or increased implementation of remote working arrangements;
•potential reduced cash flows and financial condition, including potential liquidity constraints;
•reduced access to capital, including the ability to refinance any existing obligations, as a result of any credit tightening generally or due to continued declines in global financial markets, including to the prices of publicly-traded equity securities of us, our peers and of listed companies generally;
•potential deterioration in the financial condition and prospects of our customers or attempts by customers, suppliers or service providers to invoke force majeure contractual clauses, or the legal doctrines of impossibility or impracticability (or other similar doctrines) as a result of delays or other disruptions;
•potential delays in the commencement of, or the suspension or cancellation of, client studies; and
•the effects described elsewhere in these Risk Factors.
The COVID-19 pandemic has caused us to modify our business practices, including but not limited to health management of employees, customers and suppliers, management of production inventory, supply chain risk management, compensation practices and capital expenditure planning. We have formed a tiered structure of designated COVID-19 crisis management teams throughout our organization to identify, implement and monitor such actions as required by the dynamic exigencies arising from the pandemic. Such measures and others may not be sufficient to mitigate all the risks posed by COVID-19, and our ability to perform critical functions could be materially adversely affected.

Although disruption and effects from the COVID-19 pandemic may be temporary, given the dynamic nature of these circumstances and the worldwide nature of our business and operations, the duration of any business disruption and the related financial impact to us cannot be reasonably estimated at this time but could materially affect our business, results of operations and financial condition.
Changes and uncertainties in the economy have harmed and could continue to harm our operating results.
As the COVID-19 pandemic is still ongoing and may worsen, there is significant uncertainty surrounding its developments and impacts, including whether the current epidemic or continued spread of COVID-19 will cause a broader economic slowdown or a global recession, and we cannot predict at this time the impact it will have on our business or results of operations. Changes and uncertainties in the economy have harmed and could continue to harm our operating results. As a result of the continuing economic uncertainties, our operating results, and the economic strength of our customers and suppliers, are increasingly difficult to predict. Sales of our products and services, as well as access to our products and services within our supply chain, are affected by many factors, including, among others, general economic conditions, interest rates, inflation, liquidity in the credit markets, unemployment trends, shipping costs, geopolitical events, and other factors. If economic conditions significantly weaken on a global scale it may cause some of our customers to experience a slowdown, from time to time, which may in turn have an adverse effect on our sales and operating results. Changes and uncertainties in the economy also increase the risk of uncollectible accounts receivable. The pricing we receive from suppliers may also be impacted by general economic conditions. Continued and future changes and uncertainties in the economic climate in the United States and elsewhere could have a similar negative impact on the rate and amounts of purchases by our current and potential customers, create price inflation for our products, or otherwise have a negative impact on our expenses, gross margins and revenues, and could hinder our growth.
A reduction in demand may adversely affect our business.
Our business could be adversely affected by any significant decrease in drug R&D expenditures by pharmaceutical and biotechnology companies, as well as by academic institutions, government laboratories or private foundations. Similarly, economic factors and industry trends that affect our clients in these industries (including the COVID-19 pandemic and the impact of measures intended to reduce the spread of COVID-19) also affect their R&D budgets and, consequentially, our business as well.
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
For additional discussion of the factors that we believe have recently been influencing R&D budgets at our clients, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-Q in addition to the sections entitled “Our Strategy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 28, 2019, filed with the Commission on February 11, 2020.
Further, our Research Products operations are structured to produce particular blood products based on customers’ existing demand, and perceived potential changes in demand, for these products. Sudden or unexpected changes in demand for these products could have an adverse impact on our profitability. Increasing demand could harm relationships with customers if we are unable to alter production capacity, or purchase products from other suppliers, to fill orders adequately. This could result in a decrease in overall revenue and profits. The impact of measures intended to reduce the spread of COVID-19 has caused us to temporarily suspend blood donations at our Research Products facilities, further limiting our ability to respond to changes in demand. Lack of access to sufficient capital, or lack of adequate time to properly (or the failure to adequately) respond to changes in demand, could result in declining revenue and profits, as customers transfer to other suppliers.
A reduction or delay in government funding of R&D may adversely affect our business.
A portion of revenue, predominantly in our RMS segment, is derived from clients at academic institutions and research laboratories whose funding is partially dependent on both the level and timing of funding from government sources such as the

U.S. National Institutes of Health (NIH) and similar domestic and international agencies, which can be difficult to forecast. We also sell directly to the NIH and these other agencies. Government funding of R&D is subject to the political process, which is inherently fluid and unpredictable. Our revenue may be adversely affected if our clients delay purchases as a result of uncertainties surrounding the approval of government budget proposals, included reduced allocations to government agencies that fund R&D activities. Government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund R&D activities, or NIH funding may not be directed towards projects and studies that require the use of our products and services, both of which could adversely affect our business and our financial results. Furthermore, changes in government budgetary priorities as a result of the COVID-19 pandemic and the impact of measures intended to reduce the spread of COVID-19 could reduce government funding of R&D that is unrelated to the disease, which could adversely affect our business and our financial results.
Several of our product and service offerings are dependent on a limited source of supply that, when interrupted, adversely affects our business.
We depend on a limited international source of supply for certain products, such as large research models. Disruptions to their continued supply from time to time arise from health problems (including as a result of the COVID-19 pandemic and the spread of other diseases), export or import laws/restrictions or embargoes, tariffs, international trade regulations, foreign government or economic instability, severe weather conditions, increased competition among suppliers for models, disruptions to the air travel system, activist campaigns, commercial disputes, supplier insolvency, geopolitical disputes, measures intended to slow the spread of COVID-19 or other ordinary course or unanticipated events. Any disruption of supply could materially harm our business if we cannot remove the disruption or are unable to secure an alternative or secondary supply source on comparable commercial terms. While we continue to take steps to find alternative supply channels and lock in supply with preferred sources through multi-year and/or minimum commitment contracts, such mitigating efforts may not prove successful at ensuring a steady and timely supply or may require (and in the past have required) us to pay significantly higher prices for such products during periods of global shortage or restrictions on the transportation of products. In addition, limited global supply or regional restrictions on transportation for certain products may require us to source products from non-preferred vendors.
Further, our Research Products business depends on the availability of appropriate donors. As a result of the COVID-19 pandemic and the impact of measures intended to reduce the spread of COVID-19 we have chosen to temporarily suspend blood donations at our Research Products facilities, thus limiting our access to new donors. As donor participation declines, we may not be able to reduce costs sufficiently to maintain profitability of the Research Products business. Regulations intended to reduce the risk of introducing infectious diseases in the blood supply (including COVID-19) could also result in a decreased pool of potential donors or integrity of inventory. Due to any pandemic, epidemic or outbreak in one or more regions in which our Research Products business operates, the portion of the public that typically donates may be unable, or unwilling to donate, thereby significantly reducing the availability of research products upon which we rely. In addition, the heightened fear and health concerns among the public resulting from widespread media coverage may result in a dramatic decline in donations when our blood donation facilities re-open.
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
Our counterparties (including our clients who are competitors) may elect to terminate their agreements with us for various reasons including:
•the invocation of force majeure clauses, or the legal doctrines of impossibility or impracticability (or other similar legal doctrines), as a result of the COVID-19 pandemic;
•the products being tested fail to satisfy safety requirements;
•unexpected or undesired study results;
•production problems resulting in shortages of the drug being tested;
•a client’s decision to forego or terminate a particular study;
•our competitors’ establishment of alternative distribution channels;
•dissatisfaction with our performance under the agreement;
•the loss of funding for the particular research study; or

•general convenience/counterparty preference.
If a counterparty terminates a contract with us, we are typically entitled under the terms of the contract to receive revenue earned to date as well as certain other costs and, in some cases, termination fees; however, in many cases we are not entitled to any termination fees in the event of a termination as a result of force majeure. Cancellation of a large contract or proximate delay, cancellation or conclusion of multiple contracts could materially adversely affect our business and, therefore, may adversely affect our operating results.
Furthermore, many of our contracts provide for services on a fixed price or fee-for-service with a cap basis and, accordingly, we bear the financial risk if we initially underprice our contracts or otherwise overrun our cost estimates. Such underpricing or significant cost overruns could have an adverse effect on our business, results of operations, financial condition and cash flows.
We have in the past experienced and in the future could experience an unauthorized access into our information systems.
We operate large and complex information systems that contain significant amounts of client data. As a routine element of our business, we collect, analyze and retain substantial amounts of data pertaining to the non-clinical studies we conduct for our clients. Unauthorized third parties could attempt to gain entry to such information systems to steal data or disrupt the systems or for financial gain. Like other companies, we have on occasion experienced, and will continue to experience, threats and incursions to our data and systems, including malicious codes and viruses, phishing, business email compromise and social engineering attacks or other cyber-attacks. The number and complexity of these threats continue to increase over time.
While we have taken measures to protect our information systems from intrusion, in March 2019, we detected evidence that an unauthorized third party, who we believe was well resourced and highly sophisticated, accessed certain of our information systems and copied data. We worked with a leading cyber security firm to assist in our investigation and coordinated with law enforcement authorities. Our investigation indicated that the affected information included client information.
In December 2019, we disclosed that we had completed our remediation of the incident identified in March of 2019. While we have implemented additional security safeguards, including:
•remediation of the March 2019 incident;
•cooperation with U.S. Federal authorities’ investigation into the incident and established an ongoing relationship to better understand the ever-changing nature of cybersecurity related threats;
•additional visibility into our network and environment;
•additional monitoring of our environment;
•active threat hunting in our environment;
•a reduction of our footprint of externally facing technology;
•enhanced protection for externally facing web applications;
•the addition of Multi-Factor Authentication to ingress points;
•the addition of denial of service attack protection; and
•increased network segmentation,
such efforts may not be successful, in which case we could suffer significant harm.
Further, we are at risk of being targeted, and we have in the past been victim to, business email compromise fraud, which results in payments being made to illegitimate bank accounts. Although these instances have not resulted in our incurring material losses, if similar instances occur in the future, we may incur such losses.

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
Any failure on our part to comply with applicable regulations could result in the termination of ongoing research or the disqualification of data for submission on behalf of our clients to regulatory authorities. This could harm our reputation, our prospects for future work and our operating results. For example, the issuance of a notice of objectionable observations or a warning letter from the FDA based on a finding of a material violation affecting data integrity by us for GLP or cGMP requirements that are not addressed to the regulatory monitoring authorities’ satisfaction could materially and adversely affect us. If our operations are found to violate any applicable law or other governmental regulations, we might be subject to civil and criminal penalties, damages and fines or the temporary closure of our facilities. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.
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
Over the past decade, pharmaceutical and biotechnology companies have generally increased their outsourcing of non-clinical research support activities, such as discovery and safety assessment. While many industry analysts expect the outsourcing trend to continue to increase for the next several years (although with different growth rates for different phases of drug discovery and development), decreases in such outsourcing may result in a diminished growth rate in the sales of any one or more of our service lines and may adversely affect our financial condition and results of operations. For additional discussion of the factors that we believe have recently influenced outsourcing demand from our clients, please see the section entitled “Our Strategy” included in our Form 10-K for the fiscal year ended December 28, 2019, filed with the Commission on February 11, 2020.
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
During the last two decades, we have steadily expanded our business through numerous acquisitions, including our recent acquisitions of Citoxlab and HemaCare. However, businesses and technologies may not be available on terms and conditions we find acceptable. We risk spending time and money investigating and negotiating with potential acquisition or alliance partners, but not completing transactions. Further, while we plan to continue to acquire businesses and technologies and form strategic alliances, we have recently reduced the pace of this activity as we assess the impact of the COVID-19 pandemic.
Acquisitions and alliances involve numerous risks which may include:
•difficulties in achieving business and financial success (including as a result of COVID-19 pandemic and the long-term economic impact of the pandemic);
•difficulties and expenses incurred in assimilating and integrating operations, services, products, information technology platforms, technologies or pre-existing relationships with our clients, distributors and suppliers;
•challenges with developing and operating new businesses, including those that are materially different from our existing businesses and that may require the development or acquisition of new internal capabilities and expertise;
•potential losses resulting from undiscovered liabilities of acquired companies that are not covered by the indemnification we may obtain from the seller or the insurance we acquire in connection with the transaction;
•loss of key employees;
•the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;
•diversion of management’s attention from other business concerns;
•a more expansive regulatory environment;
•acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common stock to the shareholders of the acquired company, dilutive to the percentage of ownership of our existing shareholders;
•differences in foreign business practices, customs and importation regulations, language and other cultural barriers in connection with the acquisition of foreign companies;
•new technologies and products may be developed that cause businesses or assets we acquire to become less valuable; and
•disagreements or disputes with prior owners of an acquired business, technology, service or product that may result in litigation expenses and diversion of our management’s attention.
If an acquired business, technology or an alliance does not meet our expectations, our results of operations may be adversely affected.
Some of the same risks exist when we decide to sell a business, site or product line. In addition, divestitures could involve additional risks, including the following:
•difficulties in the separation of operations, services, products, and personnel;
•diversion of management’s attention from other business concerns; and
•the need to agree to retain or assume certain current or future liabilities in order to complete the divestiture.
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
We have intangible assets, including goodwill, on our balance sheet due to our acquisitions of businesses. The initial identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition involve use of management judgments and estimates. These estimates are based on, among other factors, projections of cash flows that arise from identifiable intangible assets of acquired businesses and discount rates based on an analysis of our weighted average cost of capital, adjusted for specific risks associated with the assets. Disruptions in global financial markets and deterioration of economic conditions (including as a result of the COVID-19 pandemic and the impact of measures intended to reduce the spread of COVID-19) could, among other things, impact the discount rate. Other assumptions used in the valuations and actual cash flows arising from a particular intangible asset could vary from projected cash flows, which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such assets.
If the future growth and operating results of our business are not as strong as anticipated, overall macroeconomic or industry conditions deteriorate and/or our market capitalization declines, this could impact the assumptions used in establishing the carrying value of goodwill or other intangible assets. Should the COVID-19 pandemic have a prolonged impact on our industry, triggering events may arise resulting in intangible asset or goodwill impairments. To the extent goodwill or other intangible assets are impaired, their carrying value will be written down to their implied fair values and a charge will be made to our income from continuing operations. Such an impairment charge could materially and adversely affect our operating results. As of March 28, 2020, the carrying amount of goodwill and other intangibles on our consolidated balance sheet was $2.6 billion.
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
Other risks associated with our international business include:
•general economic and political conditions in the markets in which we operate, including implications of Brexit and the COVID-19 pandemic;
•potentially negative consequences from changes in U.S. and/or foreign tax laws, or interpretations thereof, notably tax regulations issued and to-be-issued with respect to U.S. Tax Reform and the EU Anti-Tax Avoidance Directives I and II;
•potential international conflicts, including terrorist acts;
•exchange controls, adverse tax consequences and legal restrictions on the repatriation of funds into the U.S.;
•difficulties and costs associated with staffing and managing foreign operations, including risks of COVID-19 pandemic related suspensions of operations, work stoppages and/or strikes, as well as violations of local laws or anti-

bribery laws such as the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act and the OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions;
•unexpected changes in regulatory requirements (including as a result of the COVID-19 pandemic);
•the difficulties of compliance with a wide variety of foreign laws and regulations (including those relating to the COVID-19 pandemic);
•unfavorable labor regulations in foreign jurisdictions (including those relating to the COVID-19 pandemic);
•longer accounts receivable cycles in certain foreign countries (including as a result of the COVID-19 pandemic and the impact of measures intended to reduce the spread of COVID-19); and
•compliance with export controls, import requirements and other trade regulations, including those relating to certain products of which there is limited supply.
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
Our operations might be affected by the occurrence of a natural disaster or other catastrophic event, and have been (and will continue to be) affected by the COVID-19 pandemic.
We depend on our customers and facilities for the continued operation of our business. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attack, a pandemic (including the COVID-19 pandemic), epidemic or outbreak of a disease, hurricanes, fire, floods and ice and snow storms, could result in damage to and closure of our or our customers’ facilities or the infrastructure on which such facilities rely. As described herein, the COVID-19 pandemic has already, and will continue to, materially disrupt our operations, though the full extent of such impact remains uncertain. Such disruptions could include significant delays in the shipments of our products, reduce our capacity to provide services, eradicate unique manufacturing capabilities, result in our customers’ inability to pay for our products or services and, ultimately, result in the loss of revenue and clients. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not be adequate to compensate us for all losses that may occur. Any natural disaster or catastrophic event affecting us or our customers could have a significant negative impact on our operations and financial performance.
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
We are subject to licensing and regulation under laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as regulations relating to the safety and health of laboratory employees and protecting employees from the spread of COVID-19. Failure to comply with these laws and regulations could subject us to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions that could have a material adverse effect on our business. In addition, compliance with future legislation could impose additional requirements on us that may be costly.
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
As of March 28, 2020, we had $2.4 billion of debt. Our debt could have significant adverse effects on our business, including making it more difficult for us to obtain additional financing on favorable terms; requiring us to dedicate a substantial portion of our cash flows from operations to the repayment of debt and the interest on this debt; limiting our ability to capitalize on significant business opportunities; and making us more vulnerable to rising interest rates. For additional information regarding our debt, please see Note 9, “Long-Term Debt and Finance Lease Obligations”, included in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
The interest rate on our credit facility (Credit Facility), which matures in fiscal year 2023, is linked to LIBOR. As of March 28, 2020, amounts outstanding on our Credit Facility were $184.4 million on our term loan and $1.2 billion on our revolving credit facility, for which there is an aggregate available borrowing capacity of $2.05 billion. In 2017, the Financial Conduct Authority (FCA) in the U.K. announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or whether different benchmark rates used to price indebtedness will develop. If LIBOR ceases to exist, the method and rate used to calculate our interest rates and/or payments on our debt in the future may result in interest rates and/or payments that are higher than, or that do not otherwise correlate over time with, the interest rates and/or payments that would have been applicable to our obligations if LIBOR was available in its current form, which could have a material adverse effect on our financial position, results of operations and liquidity. While we continue to take steps to mitigate the impact of the phase-out or replacement of LIBOR, such efforts may not prove successful. In addition, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could also have a material adverse effect on our financial position, results of operations and liquidity.
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
The industries in which we operate are highly competitive. We compete for business with other CROs and blood product and therapeutic services companies, as well as internal discovery and development departments within our larger clients, who may have greater resources than ours. We also compete with universities and teaching hospitals for outsourced services. We compete on a variety of factors, including:
•reputation for on-time quality performance;
•reputation for regulatory compliance;
•expertise and experience in multiple specialized areas;

•scope and breadth of service and product offerings across the drug discovery and development spectrum;
•scope and breadth of service and product offerings across the manufacturing support spectrum;
•ability to provide flexible and customized solutions to support our clients’ drug discovery, non-clinical development, and manufacturing support needs;
•broad geographic availability (with consistent quality);
•price/value, spend and flexibility;
•technological and scientific expertise and efficient drug development processes;
•quality of facilities;
•financial stability;
•size;
•ability to acquire, process, analyze and report data in an accurate manner; and
•accessibility of client data through secure portals.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy went into effect. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We are analyzing the different aspects of the CARES Act to determine the extent to which any specific provisions may impact us.
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
As a CRO, we face a range of potential liabilities, which may include:
•risks associated with errors or omissions in reporting of study detail in non-clinical studies that may lead to inaccurate reports, which may undermine the usefulness of a study or data from the study, or which may potentially advance studies absent the necessary support or inhibit studies from proceeding to the next level of testing;
•risks associated with our possible failure to properly care for our clients’ property, such as research models and samples, study compounds, records, work in progress, other archived materials or goods and materials in transit, while in our possession;
•risks that models in our breeding facilities or in facilities that we manage may be infected with diseases that may be harmful and even lethal to them or humans, despite preventive measures for the quarantine and handling of imported animals;
•risks that we may have errors and omissions and/or product liabilities related to our products designed to conduct lot release testing of medical devices, injectable drugs, food, beverages and home and beauty products (primarily through our Microbial Solutions business), or in the testing of biologics and other services performed by our Biologics business, which could result in us or our clients failing to identify unsafe or contaminated materials; and
•risk of transmitting dangerous infectious diseases, as a result of the failure of our screening and testing processes, or new pathogens that may be undetected by such processes.
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
Our results of operations in any quarter may vary from quarter to quarter and are influenced by the risks discussed above, as well as:
•changes in the general global economy;
•changes in the mix of our products and services;
•cyclical buying patterns of our clients;
•the financial performance of our venture capital investments; and
•the occasional extra week (“53rd week”) that we recognize in a fiscal year (and fourth fiscal quarter thereof) due to our fiscal year ending on the last Saturday in December.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended March 28, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
December 29, 2019 to January 25, 2020	—	$—	—	$129,105
January 26, 2020 to February 22, 2020	102,072	161.37	—	129,105
February 23, 2020 to March 28, 2020	42,315	170.23	—	129,105
Total	144,387		—
Our Board of Directors have authorized up to an aggregate amount of $1.3 billion for our stock repurchase program. During the three months ended March 28, 2020, we did not repurchase any shares of common stock under our stock repurchase program or in open market trading. As of March 28, 2020, we had $129.1 million remaining on the authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.

Item 6. Exhibits

(a) Exhibits	Description of Exhibits
10.1+*	Charles River Laboratories International, Inc. Amended and Restated 2018 Incentive Plan, dated May 6, 2020
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1+	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

+ Furnished herein.
* Management contract or compensatory plan, contract or arrangement.

SIGNATURES
        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

May 7, 2020	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

May 7, 2020	/s/ DAVID R. SMITH
David R. Smith Corporate Executive Vice President and Chief Financial Officer