Form 10-Q
period 2020-06-27
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2020-08-05
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 27, 2020

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
        If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
        As of July 24, 2020, there were 49,678,592 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2020

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
For example, we may use forward-looking statements when addressing topics such as: the COVID-19 pandemic, its duration, its impact on our business, results of operations, financial condition, liquidity, use of our borrowings, business practices, operations, suppliers, third party service providers, customers, employees, industry, ability to meet future performance obligations, ability to efficiently implement advisable safety precautions, and internal controls over financial reporting; the COVID-19 pandemic’s impact on demand, the global economy and financial markets; goodwill and asset impairments still under review; changes and uncertainties in the global economy; future demand for drug discovery and development products and services, including the outsourcing of these services; our expectations regarding stock repurchases, including the number of shares to be repurchased, expected timing and duration, the amount of capital that may be expended and the treatment of repurchased shares; the impact of unauthorized access into our information systems, including the timing and effectiveness of any enhanced security and monitoring; present spending trends and other cost reduction activities by our clients; future actions by our management; the outcome of contingencies; changes in our business strategy, business practices and methods of generating revenue; the development and performance of our services and products; market and industry conditions, including competitive and pricing trends; our strategic relationships with leading pharmaceutical and biotechnology companies, venture capital investments, and opportunities for future similar arrangements; our cost structure; the impact of acquisitions, including HemaCare and Cellero, LLC; our expectations with respect to revenue growth and operating synergies (including the impact of specific actions intended to cause related improvements); the impact of specific actions intended to improve overall operating efficiencies and profitability (and our ability to accommodate future demand with our infrastructure), including gains and losses attributable to businesses we plan to close, consolidate, divest or repurpose; changes in our expectations regarding future stock option, restricted stock, performance share units, and other equity grants to employees and directors; expectations with respect to foreign currency exchange; assessing (or changing our assessment of) our tax positions for financial statement purposes; and our liquidity. In addition, these statements include the impact of economic and market conditions on us and our clients; the effects of our cost saving actions and the steps to optimize returns to shareholders on an effective and timely basis; and our ability to withstand the current market conditions.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Service revenue	$550,561	$505,880	$1,097,153	$956,822
Product revenue	132,023	151,688	292,490	305,315
Total revenue	682,584	657,568	1,389,643	1,262,137
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	374,938	345,369	747,762	662,169
Cost of products sold (excluding amortization of intangible assets)	75,408	74,095	157,582	150,087
Selling, general and administrative	127,712	135,941	257,613	258,515
Amortization of intangible assets	27,758	22,395	55,637	41,806
Operating income	76,768	79,768	171,049	149,560
Other income (expense):
Interest income	276	274	592	453
Interest expense	(19,352)	(20,835)	(34,419)	(30,822)
Other income (expense), net	26,260	(213)	2,189	6,093
Income from operations, before income taxes	83,952	58,994	139,411	125,284
Provision for income taxes	16,284	14,685	20,906	25,287
Net income	67,668	44,309	118,505	99,997
Less: Net income attributable to noncontrolling interests	233	581	301	1,136
Net income attributable to common shareholders	$67,435	$43,728	$118,204	$98,861

Earnings per common share
Net income attributable to common shareholders:
Basic	$1.36	$0.90	$2.39	$2.03
Diluted	$1.34	$0.88	$2.36	$1.99

Weighted-average number of common shares outstanding:
Basic	49,553	48,772	49,371	48,615
Diluted	50,246	49,662	50,118	49,599

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$67,668	$44,309	$118,505	$99,997
Other comprehensive income (loss):
Foreign currency translation adjustment and other	6,750	(3,071)	(38,105)	6,814
Amortization of net loss and prior service benefit included in net periodic cost for pension and other post-retirement benefit plans	1,365	374	2,739	748
Comprehensive income, before income taxes	75,783	41,612	83,139	107,559
Less: Income tax expense (benefit) related to items of other comprehensive income	1,862	1,232	(177)	1,130
Comprehensive income, net of income taxes	73,921	40,380	83,316	106,429
Less: Comprehensive income (loss) related to noncontrolling interests, net of income taxes	284	88	(192)	1,101
Comprehensive income attributable to common shareholders, net of income taxes	$73,637	$40,292	$83,508	$105,328

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	June 27, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$402,020	$238,014
Trade receivables, net	532,531	514,033
Inventories	168,366	160,660
Prepaid assets	66,746	52,588
Other current assets	65,062	56,030
Total current assets	1,234,725	1,021,325
Property, plant and equipment, net	1,028,005	1,044,128
Operating lease right-of-use assets, net	169,192	140,085
Goodwill	1,735,641	1,540,565
Client relationships, net	732,221	613,573
Other intangible assets, net	73,970	75,840
Deferred tax assets	42,759	44,659
Other assets	224,371	212,615
Total assets	$5,240,884	$4,692,790
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Current portion of long-term debt and finance leases	$53,713	$38,545
Accounts payable	82,978	111,498
Accrued compensation	167,957	158,617
Deferred revenue	170,410	171,805
Accrued liabilities	144,239	139,118
Other current liabilities	108,639	90,598
Total current liabilities	727,936	710,181
Long-term debt, net and finance leases	2,207,157	1,849,666
Operating lease right-of-use liabilities	147,348	116,252
Deferred tax liabilities	201,792	167,283
Other long-term liabilities	176,042	182,933
Total liabilities	3,460,275	3,026,315
Commitments and contingencies (Notes 2, 9, 11, 12, 16 and 17)
Redeemable noncontrolling interests	23,884	28,647
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 49,804 shares issued and 49,659 shares outstanding as of June 27, 2020, and 48,936 shares issued and 48,936 shares outstanding as of December 28, 2019	498	489
Additional paid-in capital	1,590,117	1,531,785
Retained earnings	398,533	280,329
Treasury stock, at cost, 145 and 0 shares, as of June 27, 2020 and December 28, 2019, respectively	(23,793)	—
Accumulated other comprehensive loss	(212,714)	(178,019)
Total equity attributable to common shareholders	1,752,641	1,634,584
Noncontrolling interest	4,084	3,244
Total equity	1,756,725	1,637,828
Total liabilities, redeemable noncontrolling interests and equity	$5,240,884	$4,692,790
See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 27, 2020	June 29, 2019
Cash flows relating to operating activities
Net income	$118,505	$99,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,468	94,504
Stock-based compensation	24,103	29,404
Deferred income taxes	148	(1,347)
Gain on venture capital and strategic equity investments, net	(11,876)	(6,321)
Other, net	10,487	3,312
Changes in assets and liabilities:
Trade receivables, net	(19,371)	(36,538)
Inventories	(1,901)	(2,565)
Accounts payable	(25,619)	18,195
Accrued compensation	8,728	(25,421)
Deferred revenue	(3,273)	(241)
Customer contract deposits	8,276	(10,918)
Other assets and liabilities, net	8,221	(17,649)
Net cash provided by operating activities	230,896	144,412
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(382,250)	(492,381)
Capital expenditures	(52,521)	(41,512)
Purchases of investments and contributions to venture capital investments	(12,064)	(14,753)
Proceeds from sale of investments	5,681	15
Other, net	(1,157)	(607)
Net cash used in investing activities	(442,311)	(549,238)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	1,411,953	1,485,731
Proceeds from exercises of stock options	36,608	23,853
Payments on long-term debt, revolving credit facility, and finance lease obligations	(1,045,235)	(1,076,761)
Purchase of treasury stock	(23,793)	(17,883)
Other, net	(4,417)	(10,516)
Net cash provided by financing activities	375,116	404,424
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	295	5,670
Net change in cash, cash equivalents, and restricted cash	163,996	5,268
Cash, cash equivalents, and restricted cash, beginning of period	240,046	197,318
Cash, cash equivalents, and restricted cash, end of period	$404,042	$202,586

Supplemental cash flow information:
Cash and cash equivalents	$402,020	$200,589
Restricted cash included in Other current assets	465	498
Restricted cash included in Other assets	1,557	1,499
Cash, cash equivalents, and restricted cash, end of period	$404,042	$202,586

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
        (in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 28, 2019	48,936	$489	$1,531,785	$280,329	$(178,019)	—	$—	$1,634,584	$3,244	$1,637,828
Net income	—	—	—	50,769	—	—	—	50,769	399	51,168
Other comprehensive loss	—	—	—	—	(40,898)	—	—	(40,898)	—	(40,898)
Buy-out and contingent consideration recognition in connection with redeemable noncontrolling interest	—	—	(2,379)	—	—	—	—	(2,379)	—	(2,379)
Issuance of stock under employee compensation plans	694	7	22,616	—	—	—	—	22,623	—	22,623
Acquisition of treasury shares	—	—	—	—	—	144	(23,675)	(23,675)	—	(23,675)
Stock-based compensation	—	—	10,960	—	—	—	—	10,960	—	10,960
March 28, 2020	49,630	496	1,562,982	331,098	(218,917)	144	(23,675)	1,651,984	3,643	1,655,627
Net income	—	—	—	67,435	—	—	—	67,435	441	67,876
Other comprehensive income	—	—	—	—	6,203	—	—	6,203	—	6,203
Issuance of stock under employee compensation plans	174	2	13,992	—	—	—	—	13,994	—	13,994
Acquisition of treasury shares	—	—	—	—	—	1	(118)	(118)	—	(118)
Stock-based compensation	—	—	13,143	—	—	—	—	13,143	—	13,143
June 27, 2020	49,804	$498	$1,590,117	$398,533	$(212,714)	145	$(23,793)	$1,752,641	$4,084	$1,756,725

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 29, 2018	48,210	$482	$1,447,512	$42,096	$(172,703)	1	$(55)	$1,317,332	$2,446	$1,319,778
Net income	—	—	—	55,133	—	—	—	55,133	469	55,602
Other comprehensive income	—	—	—	—	9,903	—	—	9,903	—	9,903
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,451)	—	—	—	—	(1,451)	—	(1,451)
Issuance of stock under employee compensation plans	674	7	22,051	—	—	—	—	22,058	—	22,058
Acquisition of treasury shares	—	—	—	—	—	136	(17,760)	(17,760)	—	(17,760)
Stock-based compensation	—	—	12,899	—	—	—	—	12,899	—	12,899
March 30, 2019	48,884	489	1,481,011	97,229	(162,800)	137	(17,815)	1,398,114	2,915	1,401,029
Net income	—	—	—	43,728	—	—	—	43,728	383	44,111
Other comprehensive loss	—	—	—	—	(3,436)	—	—	(3,436)	—	(3,436)
Purchase of additional equity interest in and modification of Vital River redeemable noncontrolling interest	—	—	(1,870)	—	—	—	—	(1,870)	—	(1,870)
Issuance of stock under employee compensation plans	53	—	2,148	—	—	—	—	2,148	—	2,148
Acquisition of treasury shares	—	—	—	—	—	1	(123)	(123)	—	(123)
Stock-based compensation	—	—	16,505	—	—	—	—	16,505	—	16,505
June 29, 2019	48,937	$489	$1,497,794	$140,957	$(166,236)	138	$(17,938)	$1,455,066	$3,298	$1,458,364

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
The Company incurred transaction and integration costs in connection with the acquisition of $0.1 million and $5.8 million for the three and six months ended June 27, 2020, respectively, which were primarily included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.
Beginning on January 3, 2020, HemaCare has been included in the operating results of the Company. HemaCare revenue for the three and six months ended June 27, 2020 was $6.4 million and $18.7 million, respectively. HemaCare operating loss for the three and six months ended June 27, 2020 was $5.9 million and $8.1 million, respectively.

The following selected unaudited pro forma consolidated results of operations are presented as if the HemaCare acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition, which is December 30, 2018, after giving effect to certain adjustments. For the six months ended June 27, 2020, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $0.4 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments. For the six months ended June 29, 2019, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $6.4 million, additional interest expense on borrowings of $6.1 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments.

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(in thousands)
	(unaudited)
Revenue	$682,584	$668,095	$1,389,661	$1,281,551
Net income attributable to common shareholders	67,383	42,467	123,088	94,654
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
The Company incurred transaction and integration costs in connection with the acquisition of $1.2 million and $12.1 million for the three months ended June 27, 2020 and June 29, 2019, respectively, which were primarily included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income. The Company incurred transaction and integration costs in connection with the acquisition of $2.5 million and $17.2 million for six months ended June 27, 2020 and June 29, 2019, respectively, which were primarily included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.

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

	June 29, 2019
	Three Months Ended	Six Months Ended

Revenue	$673,645	$1,325,483
Net income attributable to common shareholders	53,625	114,653
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
The purchase allocation of $23.1 million, net of $0.3 million of cash acquired was as follows:

August 28, 2019
(in thousands)
Trade receivables	$189
Inventories	7,644
Property, plant and equipment	1,462
Goodwill	12,591
Other long-term assets	11,849
Current liabilities	(441)
Deferred tax liabilities	(1,253)
Other long-term liabilities	(238)
Redeemable noncontrolling interest	(8,740)
Total purchase price allocation	$23,063
From the date of the acquisition through June 27, 2020, the Company recorded measurement-period adjustments related to the acquisition that resulted in an immaterial change to the purchase price allocation on a consolidated basis. No further adjustments will be made to the purchase price allocation.

No significant integration costs were incurred with the acquisition for the three and six months ended June 27, 2020. The Company incurred transaction and integration costs in connection with the acquisition of $1.1 million for the three and six months ended June 29, 2019.
Pro forma financial information as well as the disclosure of actual results have not been included because these financial results are not significant when compared to the Company’s consolidated financial results.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major business line and timing of transfer of products or services:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(in thousands)
Major Products/Service Lines:
RMS	$116,549	$136,054	$262,545	$273,226
DSA	442,564	405,517	881,247	759,714
Manufacturing	123,471	115,997	245,851	229,197
Total revenue	$682,584	$657,568	$1,389,643	$1,262,137

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(in thousands)
Timing of Revenue Recognition:
RMS
Services and products transferred over time	$57,357	$57,321	$117,398	$112,134
Services and products transferred at a point in time	59,192	78,733	145,147	161,092
DSA
Services and products transferred over time	442,447	405,351	881,011	759,429
Services and products transferred at a point in time	117	166	236	285
Manufacturing
Services and products transferred over time	41,317	34,470	78,631	66,366
Services and products transferred at a point in time	82,154	81,527	167,220	162,831
Total revenue	$682,584	$657,568	$1,389,643	$1,262,137
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
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 27, 2020. Excluded from the disclosure is the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed. The Company has assessed future performance obligations with respect to the COVID-19 pandemic uncertainties and believes there is an insignificant impact on the ability to meet future performance obligations and the amount of revenue to be recognized.
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of June 27, 2020:

	Revenue Expected to be Recognized in Future Periods
	Less than 1 Year	1 to 3 Years	4 to 5 Years	Beyond 5 Years	Total
	(in thousands)
DSA	$255,160	$121,350	$5,195	$654	$382,359
Manufacturing	11,585	6,627	32	19	18,263
Total	$266,745	$127,977	$5,227	$673	$400,622

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

	June 27, 2020	December 28, 2019
	(in thousands)
Balances from contracts with customers:
Client receivables	$403,351	$395,740
Contract assets (unbilled revenue)	133,393	121,957
Contract liabilities (current and long-term deferred revenue)	186,198	192,788
Contract liabilities (customer contract deposits)	41,165	33,080
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $13 million and $27 million of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying unaudited condensed consolidated balance sheets as of June 27, 2020 and December 28, 2019, respectively. Advanced client payments of approximately $41 million and $33 million have been presented as customer contract deposits within other current liabilities in the accompanying unaudited condensed consolidated balance sheets as of June 27, 2020 and December 28, 2019, respectively.
Other changes in the contract asset and the contract liability balances during the six months ended June 27, 2020 were as follows:
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
During the six months ended June 27, 2020, an immaterial cumulative catch-up adjustment to revenue was recorded.
(iii) A change in the time frame for a right to consideration to become unconditional (that is, for a contract asset to be recorded as a client receivable):
Approximately 75% of unbilled revenue as of December 28, 2019 was billed during the six months ended June 27, 2020.
(iv) A change in the time frame for a performance obligation to be satisfied (that is, for the recognition of revenue arising from a contract liability):
Approximately 75% of contract liabilities as of December 28, 2019 were recognized as revenue during the six months ended June 27, 2020.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. SEGMENT INFORMATION
The Company’s three reportable segments are RMS, DSA, and Manufacturing. The following table presents revenue and other financial information by reportable segment:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(in thousands)
RMS
Revenue	$116,549	$136,054	$262,545	$273,226
Operating income	3,844	31,512	31,217	69,344
Depreciation and amortization	9,126	4,981	17,878	9,303
Capital expenditures	6,621	5,049	12,033	9,161
DSA
Revenue	$442,564	$405,517	$881,247	$759,714
Operating income	72,241	63,514	144,524	110,219
Depreciation and amortization	41,101	37,549	82,431	71,333
Capital expenditures	16,175	15,141	30,904	23,989
Manufacturing
Revenue	$123,471	$115,997	$245,851	$229,197
Operating income	42,930	33,141	84,042	64,640
Depreciation and amortization	6,236	5,782	12,602	11,587
Capital expenditures	3,037	4,272	8,198	7,878
Reconciliations of segment operating income, depreciation and amortization, and capital expenditures to the respective consolidated amounts are as follows:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(in thousands)
Three Months Ended:
Total reportable segments	$119,015	$128,167	$56,463	$48,312	$25,833	$24,462
Unallocated corporate	(42,247)	(48,399)	745	834	967	319
Total consolidated	$76,768	$79,768	$57,208	$49,146	$26,800	$24,781

Six Months Ended:
Total reportable segments	$259,783	$244,203	$112,911	$92,223	$51,135	$41,028
Unallocated corporate	(88,734)	(94,643)	1,557	2,281	1,386	484
Total consolidated	$171,049	$149,560	$114,468	$94,504	$52,521	$41,512

Revenue for each significant product or service offering is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(in thousands)
RMS	$116,549	$136,054	$262,545	$273,226
DSA	442,564	405,517	881,247	759,714
Manufacturing	123,471	115,997	245,851	229,197
Total revenue	$682,584	$657,568	$1,389,643	$1,262,137

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of unallocated corporate expense consists of the following:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(in thousands)
Stock-based compensation	$8,203	$10,718	$14,907	$18,992
Compensation, benefits, and other employee-related expenses	20,749	13,753	42,729	35,791
External consulting and other service expenses	4,917	4,094	7,386	7,904
Information technology	4,235	4,555	7,951	7,277
Depreciation	745	834	1,557	2,281
Acquisition and integration	869	12,470	7,852	17,942
Other general unallocated corporate	2,529	1,975	6,352	4,456
Total unallocated corporate expense	$42,247	$48,399	$88,734	$94,643
Other general unallocated corporate expense consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.
Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Three Months Ended:
June 27, 2020	$382,918	$190,935	$71,543	$35,965	$1,223	$682,584
June 29, 2019	367,924	182,770	68,902	36,213	1,759	657,568

Six Months Ended:
June 27, 2020	$789,630	$381,197	$148,176	$67,794	$2,846	$1,389,643
June 29, 2019	718,100	349,135	122,881	69,392	2,629	1,262,137
Included in the Other category above are operations located in Brazil and Israel. Revenue represents sales originating in entities physically located in the identified geographic area.
5. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables, net is as follows:

	June 27, 2020	December 28, 2019
	(in thousands)
Client receivables	$403,351	$395,740
Unbilled revenue	133,393	121,957
Total	536,744	517,697
Less: Allowance for doubtful accounts	(4,213)	(3,664)
Trade receivables, net	$532,531	$514,033

The composition of inventories is as follows:

	June 27, 2020	December 28, 2019
	(in thousands)
Raw materials and supplies	$25,426	$24,613
Work in process	36,616	35,852
Finished products	106,324	100,195
Inventories	$168,366	$160,660

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The composition of other current assets is as follows:

	June 27, 2020	December 28, 2019
	(in thousands)
Prepaid income tax	$63,361	$54,358
Short-term investments	929	941
Restricted cash	465	431
Other	307	300
Other current assets	$65,062	$56,030

The composition of other assets is as follows:

	June 27, 2020	December 28, 2019
	(in thousands)
Venture capital investments	$124,730	$108,983
Strategic equity investments	17,087	13,996
Life insurance policies	36,001	38,207
Other long-term income tax assets	20,625	20,570
Restricted cash	1,557	1,601
Other	24,371	29,258
Other assets	$224,371	$212,615
The composition of other current liabilities is as follows:

	June 27, 2020	December 28, 2019
	(in thousands)
Current portion of operating lease right-of-use liabilities	$24,450	$20,357
Accrued income taxes	32,302	26,066
Customer contract deposits	41,165	33,080
Other	10,722	11,095
Other current liabilities	$108,639	$90,598
The composition of other long-term liabilities is as follows:

	June 27, 2020	December 28, 2019
	(in thousands)
U.S. Transition Tax	$50,057	$52,066
Long-term pension liability, accrued executive supplemental life insurance retirement plan and deferred compensation plan	76,572	80,833
Long-term deferred revenue	15,788	20,983
Other	33,625	29,051
Other long-term liabilities	$176,042	$182,933

6. VENTURE CAPITAL AND STRATEGIC EQUITY INVESTMENTS
Venture capital investments were $124.7 million and $109.0 million as of June 27, 2020 and December 28, 2019, respectively. The Company’s total commitment to the venture capital funds as of June 27, 2020 was $130.4 million, of which the Company funded $87.5 million through that date. The Company received dividends totaling $2.4 million and $0.9 million for the three months ended June 27, 2020 and June 29, 2019, respectively. The Company received dividends totaling $3.3 million and $1.6 million for the six months ended June 27, 2020 and June 29, 2019, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company recognized gains of $23.9 million and losses of $4.3 million related to the venture capital investments for the three months ended June 27, 2020 and June 29, 2019, respectively. The Company recognized gains of $11.9 million and gains of $6.3 million related to the venture capital investments for the six months ended June 27, 2020 and June 29, 2019, respectively.
The Company also invests, with minority positions, directly in equity of predominantly privately-held companies. Strategic equity investments were $17.1 million and $14.0 million as of June 27, 2020 and December 28, 2019, respectively. The Company recognized an insignificant amount of gains and losses related to these investments for the three and six months ended June 27, 2020 and June 29, 2019.
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
The fair value hierarchy level is determined by asset and class based on the lowest level of significant input. The observability of inputs may change for certain assets or liabilities. This condition could cause an asset or liability to be reclassified between levels. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the six months ended June 27, 2020 and June 29, 2019, there were no transfers between levels.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 27, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$89,453	$—	$89,453
Other assets:
Life insurance policies	—	28,169	—	28,169
Total assets measured at fair value	$—	$117,622	$—	$117,622

Other current liabilities measured at fair value:
Contingent consideration	$—	$—	$2,142	$2,142
Total liabilities measured at fair value	$—	$—	$2,142	$2,142

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 28, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$55,278	$—	$55,278
Other assets:
Life insurance policies	—	30,454	—	30,454
Total assets measured at fair value	$—	$85,732	$—	$85,732

Other current liabilities measured at fair value:
Contingent consideration	$—	$—	$712	$712
Foreign currency forward contract	—	876	—	876
Total liabilities measured at fair value	$—	$876	$712	$1,588
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to previous business acquisitions. See Note 2, “Business Combinations.”

	Six Months Ended
	June 27, 2020	June 29, 2019
	(in thousands)
Beginning balance	$712	$3,033
Additions	2,131	2,869
Payments	(230)	(5,252)
Adjustment of previously recorded contingent liability	(468)	—
Foreign currency	(3)	69
Ending balance	$2,142	$719
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

	June 27, 2020		December 28, 2019
	Book Value	Fair Value	Book Value	Fair Value
2026 Senior Notes	$500,000	$521,850	$500,000	$537,500
2028 Senior Notes	500,000	497,500	500,000	510,000

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

		Adjustments to Goodwill
	December 28, 2019	Acquisitions	Foreign Exchange	June 27, 2020
	(in thousands)
RMS	$56,586	$209,104	$(156)	$265,534
DSA	1,345,223	(629)	(9,995)	1,334,599
Manufacturing	138,756	—	(3,248)	135,508
Goodwill	$1,540,565	$208,475	$(13,399)	$1,735,641
The increase in goodwill during the six months ended June 27, 2020 related primarily to the acquisition of HemaCare in the RMS reportable segment, which was partially offset by the impact of foreign exchange.
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	June 27, 2020			December 28, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Backlog	$28,660	$(27,703)	$957	$28,865	$(26,895)	$1,970
Technology	123,682	(67,548)	56,134	122,106	(57,737)	64,369
Trademarks and trade names	15,458	(5,138)	10,320	8,430	(4,901)	3,529
Other	20,056	(13,497)	6,559	18,279	(12,307)	5,972
Other intangible assets	187,856	(113,886)	73,970	177,680	(101,840)	75,840
Client relationships	1,088,035	(355,814)	732,221	934,668	(321,095)	613,573
Intangible assets	$1,275,891	$(469,700)	$806,191	$1,112,348	$(422,935)	$689,413
The increase in intangible assets, net during the six months ended June 27, 2020 related primarily to the acquisition of HemaCare.
9. LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS
Long-term debt, net and finance leases consists of the following:

	June 27, 2020	December 28, 2019
	(in thousands)
Term loans	$175,000	$193,750
Revolving facility	1,062,850	676,134
2026 Senior Notes	500,000	500,000
2028 Senior Notes	500,000	500,000
Other debt	11,293	5,781
Finance leases (Note 16)	27,883	30,527
Total debt and finance leases	2,277,026	1,906,192
Less:
Current portion of long-term debt	50,505	35,548
Current portion of finance leases (Note 16)	3,208	2,997
Current portion of long-term debt and finance leases	53,713	38,545
Long-term debt and finance leases	2,223,313	1,867,647
Debt discount and debt issuance costs	(16,156)	(17,981)
Long-term debt, net and finance leases	$2,207,157	$1,849,666

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 27, 2020 and December 28, 2019, the weighted average interest rate on the Company’s debt was 3.04% and 3.46%, respectively.
Term Loans and Revolving Facility
The Company has a credit facility consisting of a $750 million term loan and a $2.05 billion multi-currency revolving facility (Credit Facility). The term loan facility matures in 19 quarterly installments with the last installment due March 26, 2023. On October 23, 2019, the Company prepaid $500.0 million of the term loan with proceeds from a $500.0 million unregistered private offering (see 2028 Senior Notes below). The revolving facility matures on March 26, 2023, and requires no scheduled payment before that date.
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
The Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company’s business and negative and affirmative covenants. These covenants include (1) maintenance of a ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 3.50 to 1.0 as well as (2) maintenance of a ratio of consolidated indebtedness to consolidated EBITDA for any period of four consecutive fiscal quarters, of no more than 4.00 to 1.0. As of June 27, 2020, the Company was compliant with all covenants.
The obligations of the Company under the Credit Facility are collateralized by substantially all of the assets of the Company.
During the six months ended June 27, 2020 and June 29, 2019, the Company had multiple U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Company’s Credit Facility, which ranged from $300 million to $400 million. This resulted in foreign currency losses recognized in Other income, net of $4.2 million and $2.8 million during the six months ended June 27, 2020 and June 29, 2019, respectively, related to the remeasurement of the underlying debt. The Company entered into foreign exchange forward contracts to limit its foreign currency exposures related to these borrowings and recognized gains of $6.1 million and $7.3 million during the six months ended June 27, 2020 and June 29, 2019, respectively, within Interest expense. As of June 27, 2020, the Company did not have any outstanding borrowings in a currency different than its respective functional currency. See Note 14, “Foreign Currency Contracts”, for further discussion.
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
Letters of Credit
As of June 27, 2020 and December 28, 2019, the Company had $8.1 million and $7.5 million, respectively, in outstanding letters of credit.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(in thousands)
Numerator:
Net income	$67,668	$44,309	$118,505	$99,997
Less: Net income attributable to noncontrolling interests	233	581	301	1,136
Net income attributable to common shareholders	$67,435	$43,728	$118,204	$98,861

Denominator:
Weighted-average shares outstanding - Basic	49,553	48,772	49,371	48,615
Effect of dilutive securities:
Stock options, restricted stock units and performance share units	693	890	747	984
Weighted-average shares outstanding - Diluted	50,246	49,662	50,118	49,599
Options to purchase 0.6 million and 0.4 million shares for the three months ended June 27, 2020 and June 29, 2019, respectively, as well as a non-significant number of restricted stock units (RSUs) and performance share units (PSUs), were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase 0.6 million and 0.4 million shares for the six months ended June 27, 2020 and June 29, 2019, respectively, as well as a non-significant number of RSUs and PSUs, were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted-average shares outstanding for the six months ended June 27, 2020 and June 29, 2019 excluded the impact of 0.9 million and 1.0 million shares of non-vested RSUs and PSUs, respectively.
Treasury Shares
During the six months ended June 27, 2020 and June 29, 2019, the Company did not repurchase any shares under its authorized stock repurchase program. As of June 27, 2020, the Company had $129.1 million remaining on the authorized stock repurchase program.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of RSUs and PSUs in order to satisfy individual statutory tax withholding requirements. During the six months ended June 27, 2020 and June 29, 2019, the Company acquired 0.1 million shares for $23.8 million and 0.1 million shares for $17.9 million, respectively, from such netting.
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 28, 2019	$(87,578)	$(90,441)	$(178,019)
Other comprehensive loss before reclassifications	(37,611)	—	(37,611)
Amounts reclassified from accumulated other comprehensive loss	—	2,739	2,739
Net current period other comprehensive income (loss)	(37,611)	2,739	(34,872)
Income tax expense (benefit)	(761)	584	(177)
June 27, 2020	$(124,428)	$(88,286)	$(212,714)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s unaudited condensed consolidated financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as noncontrolling interest within Equity in the accompanying unaudited condensed consolidated balance sheets. The activity within the nonredeemable noncontrolling interest was immaterial during the three and six months ended June 27, 2020 and June 29, 2019.
Redeemable Noncontrolling Interests
The Company has a 92% equity interest in Vital River with an 8% redeemable noncontrolling interest. The Company has the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 8% equity interest at a contractually defined redemption value, subject to a redemption floor, which represents a derivative embedded within the equity instrument. These rights are exercisable beginning in 2022 and are accelerated in certain events. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value ($14.8 million as of June 27, 2020) and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 8% interest, the noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities. The amount that the Company could be required to pay to purchase the remaining 8% equity interest is not limited.
As part of the Citoxlab acquisition in 2019, the Company acquired an approximate 90% equity interest in a subsidiary that was fully consolidated under the voting interest model, which included an approximate 10% redeemable noncontrolling interest. In February 2020, the Company purchased the remaining approximate 10% noncontrolling interest for approximately $4 million and assumption of a contingent consideration liability of approximately $2 million payable to the former shareholders. See Note 7. “Fair Value”.
In 2019, the Company acquired an 80% equity interest in a supplier that is fully consolidated under the voting interest model, which includes a 20% redeemable noncontrolling interest. The Company has the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 20% equity interest at its appraised value. These rights are exercisable beginning in 2022. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the appraised value and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest or a predetermined floor value. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 20% interest, the noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities. The amount that the Company could be required to pay to purchase the remaining 20% equity interest is not limited.
The following table provides a rollforward of the activity related to the Company’s redeemable noncontrolling interests:

	Six Months Ended
	June 27, 2020	June 29, 2019
	(in thousands)
Beginning balance	$28,647	$18,525
Acquisition of noncontrolling interest	(3,732)	—
Adjustment to Vital River redemption value (three months ended March 30, 2019)	—	1,451
Purchase of Vital River 5% equity interest	—	(8,745)
Change in fair value of Vital River 8% equity interest, included in additional-paid-in-capital	—	2,708
Modification of Vital River 8% purchase option	—	2,196
Acquisition of a 10% non-controlling interest through acquiring Citoxlab	—	4,095
Net (loss) income attributable to noncontrolling interests	(538)	284
Foreign currency translation	(493)	(35)
Ending balance	$23,884	$20,479

11. INCOME TAXES
The Company’s effective tax rates for the three months ended June 27, 2020 and June 29, 2019 were 19.4% and 24.9%, respectively. The Company’s effective tax rates for the six months ended June 27, 2020 and June 29, 2019 were 15.0% and 20.2%, respectively. For the three and six months ended June 27, 2020, the decrease was primarily attributable to an increased

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tax benefit from stock-based compensation deductions in 2020 as well as a reduction in non-deductible transaction costs compared to the corresponding period in 2019.
For the three months ended June 27, 2020, the Company’s unrecognized tax benefits decreased by $1.2 million to $17.9 million, primarily due to audit settlements of prior period positions. The amount of unrecognized income tax benefits that would impact the effective tax rate decreased by $1.2 million to $15.1 million, for the same reasons listed above. The accrued interest on unrecognized tax benefits was $2.0 million at June 27, 2020. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by up to $1.4 million over the next twelve-month period, primarily due to the outcome of pending tax audits.
The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits on a regular basis including, but not limited to, such major jurisdictions as the U.S., the U.K., China, France, Germany, and Canada. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2016.
The Company and certain of its subsidiaries have ongoing tax controversies in the U.S., Canada, the Netherlands, Germany and France. The Company does not anticipate resolution of these audits will have a material impact on its consolidated financial statements.
12. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The following table provides the components of net periodic cost for the Company’s pension, deferred compensation and executive supplemental life insurance retirement plans:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(in thousands)
Service cost	$798	$757	$1,595	$1,387
Interest cost	2,354	2,875	4,709	5,750
Expected return on plan assets	(2,982)	(3,235)	(5,963)	(6,470)
Amortization of prior service cost (credit)	(126)	91	(251)	182
Amortization of net loss	1,586	488	3,172	977
Other adjustments	125	—	250	—
Net periodic cost	$1,755	$976	$3,512	$1,826
Service cost is recorded as an operating expense within the accompanying unaudited condensed consolidated statements of income. All other components of net periodic costs are recorded in Other expense, net in the accompanying unaudited condensed consolidated statements of income. The net periodic cost for the Company’s other post-retirement benefit plan for the three and six months ended June 27, 2020 and June 29, 2019 was not significant.
13. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock, RSUs, and PSUs.
The following table provides stock-based compensation by the financial statement line item in which it is reflected:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(in thousands)
Cost of revenue	$2,320	$2,489	$4,355	$4,438
Selling, general and administrative	10,823	14,016	19,748	24,966
Stock-based compensation, before income taxes	13,143	16,505	24,103	29,404
Provision for income taxes	(1,988)	(2,855)	(3,539)	(4,902)
Stock-based compensation, net of income taxes	$11,155	$13,650	$20,564	$24,502
During the six months ended June 27, 2020, the Company granted stock options representing 0.3 million common shares with a per-share weighted-average grant date fair value of $53.20, RSUs representing 0.2 million common shares with a per-share weighted-average grant date fair value of $178.73, and PSUs representing 0.1 million common shares with a per-share

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

weighted-average grant date fair value of $210.55. The maximum number of common shares to be issued upon vesting of PSUs granted during the six months ended June 27, 2020 is 0.2 million.
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
The Company had no open forward contracts related to a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency at June 27, 2020 or December 28, 2019. Additionally, the Company did not enter into any these contracts during the three months ended June 27, 2020.
The following table summarizes the effect of the foreign exchange forward contracts entered into to limit the Company’s foreign currency exposure related to U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Credit Facility on the Company’s unaudited condensed consolidated statements of income:

	June 27, 2020		June 29, 2019
Location of gain (loss)	Financial statement caption amount	Amount of gain (loss)	Financial statement caption amount	Amount of gain (loss)
	(in thousands)
Three Months Ended:
Interest expense	$(19,352)	$—	$(20,835)	$(1,606)
Six Months Ended:
Interest expense	$(34,419)	$6,067	$(30,822)	$7,311

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
The Company entered into foreign currency forward contracts during 2020 and 2019. One contract remained open at December 28, 2019, which had a duration of less than one month and is recorded at fair value in the Company’s accompanying unaudited condensed consolidated balance sheets. The Company did not have any open foreign currency forward contracts related to certain intercompany loans at June 27, 2020. The notional amount and fair value of the open contract is summarized as follows:

December 28, 2019
Notional Amount	Fair Value	Balance Sheet Location
(in thousand)
$115,038	$(876)	Other current liabilities

The following table summarizes the effect of the foreign exchange forward contracts in connection with certain intercompany loans on the Company’s unaudited condensed consolidated statements of income:

	June 27, 2020		June 29, 2019
Location of gain (loss)	Financial statement caption amount	Amount of gain (loss)	Financial statement caption amount	Amount of gain (loss)
	(in thousands)
Three Months Ended:
Other (expense) income, net	$26,260	$—	$(213)	$—
Six Months Ended:
Other income (expense), net	$2,189	$(892)	$6,093	$—

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

	Three Months Ended
	June 27, 2020			June 29, 2019
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Cost of services provided and products sold (excluding amortization of intangible assets)	$3,299	$30	$3,329	$371	$356	$727
Selling, general and administrative	2,089	2,933	5,022	940	18	958
Total	$5,388	$2,963	$8,351	$1,311	$374	$1,685

	Six Months Ended
	June 27, 2020			June 29, 2019
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
Cost of services provided and products sold (excluding amortization of intangible assets)	$3,545	$259	$3,804	$638	$1,505	$2,143
Selling, general and administrative	2,172	2,933	5,105	1,073	18	1,091
Total	$5,717	$3,192	$8,909	$1,711	$1,523	$3,234

The following table presents restructuring costs by reportable segment for these productivity improvement initiatives:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(in thousands)

RMS	$769	$641	$759	$942
DSA	6,186	672	6,498	685
Manufacturing	1,396	372	1,652	1,607
Total	$8,351	$1,685	$8,909	$3,234

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rollforward of restructuring activities
The following table provides a rollforward for all of the Company’s severance and transition costs, and lease obligation liabilities related to all restructuring activities:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(in thousands)
Beginning balance	$2,531	$2,113	$6,405	$2,921
Expense (excluding non-cash charges)	6,357	1,609	6,874	2,855
Payments / utilization	(1,674)	(970)	(5,917)	(3,004)
Foreign currency adjustments	(15)	6	(163)	(14)
Ending balance	$7,199	$2,758	$7,199	$2,758
As of June 27, 2020 and June 29, 2019, $7.0 million and $2.7 million of severance and other personnel related costs liabilities and lease obligation liabilities, respectively, were included in accrued compensation and accrued liabilities within the Company’s unaudited condensed consolidated balance sheets and $0.2 million and $0.1 million, respectively, were included in other long-term liabilities within the Company’s unaudited condensed consolidated balance sheets.
16. LEASES
Operating and Finance Leases
Right-of-use lease assets and lease liabilities are reported in the Company’s unaudited condensed consolidated balance sheets as follows:

	June 27, 2020	December 28, 2019
	(in thousands)
Operating leases
Operating lease right-of-use assets, net	$169,192	$140,085

Other current liabilities	$24,450	$20,357
Operating lease right-of-use liabilities	147,348	116,252
Total operating lease liabilities	$171,798	$136,609

Finance leases
Property, plant and equipment, net	$30,225	$32,519

Current portion of long-term debt and finance leases	$3,208	$2,997
Long-term debt, net and finance leases	24,675	27,530
Total finance lease liabilities	$27,883	$30,527

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of operating and finance lease costs were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(in thousands)
Operating lease costs	$7,893	$7,887	$15,971	$15,594
Finance lease costs:
Amortization of right-of-use assets	937	931	1,888	1,852
Interest on lease liabilities	323	345	663	641
Short-term lease costs	525	204	1,114	396
Variable lease costs	1,067	930	2,112	1,265
Sublease income	(190)	(45)	(776)	(91)
Total lease costs	$10,555	$10,252	$20,972	$19,657
Other information related to leases was as follows:
Supplemental cash flow information

	Six Months Ended
	June 27, 2020	June 29, 2019
	(in thousands)
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,149	$13,214
Operating cash flows from finance leases	663	715
Finance cash flows from finance leases	2,467	1,842

Non-cash leases activity:
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$46,493	$5,028
Right-of-use lease assets obtained in exchange for new finance lease liabilities	735	4,508

Lease term and discount rate

As of
June 27, 2020
Weighted-average remaining lease term (in years)
Operating lease	8.36
Finance lease	12.61
Weighted-average discount rate
Operating lease	4.18
Finance lease	4.53

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 27, 2020, maturities of operating and finance lease liabilities for each of the following five years and a total thereafter were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2020 (excluding the six months ended June 27, 2020)	$15,601	$2,378
2021	29,819	3,789
2022	25,533	3,236
2023	22,487	2,933
2024	21,872	2,719
Thereafter	91,026	21,795
Total minimum future lease payments	206,338	36,850
Less: Imputed interest	34,540	8,967
Total lease liabilities	$171,798	$27,883

Total minimum future lease payments (predominantly operating leases) of approximately $44 million for leases that have not commenced as of June 27, 2020, as the Company does not yet control the underlying assets, are not included in the unaudited condensed consolidated financial statements. These leases are expected to commence between fiscal years 2021 and 2024 with lease terms of approximately 10 to 15 years.
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
18. SUBSEQUENT EVENT
On August 4, 2020 the Company signed a definitive agreement to acquire Cellero, LLC (Cellero), a provider of cellular products for cell therapy developers and manufacturers worldwide. The addition of Cellero will enhance the Company’s unique, comprehensive solutions for the high-growth cell therapy market, strengthening the ability to help accelerate clients’ critical programs from basic research and proof-of-concept to regulatory approval and commercialization. It will also expand the Company’s access to high-quality, human-derived biomaterials with Cellero’s donor sites in the United States. The proposed purchase price will be approximately $38 million in cash, and the transaction is expected to close in August 2020, subject to customary closing conditions. The acquisition is expected to be funded by cash on hand. Cellero is expected to be reported as part of the Company’s RMS segment.

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
COVID-19
Overview
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. The COVID-19 pandemic is dynamic and expanding, and its ultimate scope, duration and effects are uncertain. This pandemic has had and continues to result in direct and indirect adverse effects on our industry and customers, which in turn has impacted our business, results of operations, and financial condition. Further, the COVID-19 pandemic may also affect our operating and financial results in ways that are and are not presently known to us, or that we currently do not expect to present significant risks to our operations or financial results but which may in fact turn out to negatively affect us to a magnitude greater than anticipated. Refer to Item 1A, Risk Factors, included herein for risk factors reflecting the impact of the COVID-19 pandemic. Giving consideration to each of these risk factors, the following is our current estimate and belief of the impact of the COVID-19 pandemic during the three and six months ended June 27, 2020 and how it may continue to affect us in subsequent periods.
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
Supply chain
We are focused on ensuring that we have adequate inventory and supplies on hand given the potential disruption of the COVID-19 pandemic to our suppliers and their supply chain. Accordingly, we have and expect to continue to increase inventory and supplies through 2020 and beyond as deemed appropriate. We proactively engaged with our suppliers beginning in January 2020 to limit any potential disruption to our supply chain. However, notwithstanding generally successful efforts to maintain supply chain continuity, we have experienced and expect to experience increased costs and potential delays throughout our supply chain during the pandemic.
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
Our RMS business was meaningfully impacted by the COVID-19 pandemic during the six months ended June 27, 2020. The impact accelerated during the final month of the three months ended March 28, 2020 and continued during the three months ended June 27, 2020. Demand for research models declined due primarily to the physical shutdown of our client’s facilities, principally academic institutions. While many of our clients are deemed essential businesses as well, we experienced a slowdown, initially in China in January 2020, and then across Europe and North America later in the three months ended March 28, 2020, as measures were implemented by various governments to slow the spread of the COVID-19 pandemic. This trend of reduced demand for research models continued during the three months ended June 27, 2020, which negatively impacted revenue, operating income, operating income margins, and cash flows. An increase in demand is not expected until our clients reopen impacted sites and resume their research activity. Research models services, specifically our GEMS and Insourcing Solutions businesses, experienced higher revenues in the six months ended June 27, 2020 compared to the corresponding prior period and were not as adversely impacted by the COVID-19 pandemic.
Our DSA business was not significantly impacted by the COVID-19 pandemic during the six months ended June 27, 2020. Towards the end of the first fiscal quarter of 2020, we experienced some client work shifting towards subsequent quarters of fiscal year 2020 due to the various actions and restrictions put in place by governments around the world intended to slow the spread of the COVID-19 pandemic. The work performed in our Discovery Services and Safety Assessment businesses are largely dependent on our internal sites being open. Therefore, to the extent that clients require work to be completed, we have been able to continue to meet client demands and perform the work so long as our work force at the specific site the work is done is not significantly adversely impacted by the COVID-19 pandemic. This trend is expected to continue as government actions to slow the spread of the COVID-19 pandemic begin to subside, employees return to work, and economies across the world begin to reopen. Costs of supply have and may continue to increase as we procure the materials required to perform our work. We expect a small adverse impact to our revenue growth, operating income, operating income margin and cash flows through the rest of the year.
Our Manufacturing business was not significantly impacted by the COVID-19 pandemic during the six months ended June 27, 2020. We experienced some adverse impacts due to the COVID-19 pandemic as our customers experienced disruptions in their manufacturing operations, specifically where we are not able to access client sites to deliver and install certain products. We expect Manufacturing products, such as Microbial Solutions endotoxin products and avian products, to see continued demand through the remainder of fiscal 2020. Our Biologics testing facilities remain open and performing services for our clients. Similar to our other services businesses, our ability to perform work is contingent on our internal facilities and our work force not being significantly adversely impacted by the COVID-19 pandemic. We expect a small adverse impact to our revenue growth, operating income, operating income margin and cash flows through the rest of the year.
Liquidity, capital and financial resources
We require cash to fund working capital needs as well as capital expansion, acquisitions, venture capital and strategic investments, debt obligations, leases, and pension obligations. The principal sources of liquidity have been cash flows from operations, supplemented by long-term borrowings. In fiscal year 2019, we issued $500 million Senior Notes, repaid part of our term loan for $500 million, and increased our multi-currency revolving facility by $500 million, from $1.55 billion to $2.1 billion. As of June 27, 2020, we had $2.3 billion of debt and finance leases outstanding, of which $53.7 million is current. Available on the revolving line of credit (Revolver) is approximately $1 billion, which matures on March 26, 2023 and does not require scheduled payments before that date should additional borrowings occur. The term loan facility matures in 19 quarterly installments with the last installment due March 26, 2023. The Senior Notes become due in 2026 and 2028.
Due to the uncertainty resulting from the COVID-19 pandemic, we borrowed an additional $150 million from the Revolver during the three months ended March 28, 2020. While there remains uncertainty for the remainder of 2020, we currently do not anticipate needing to use these borrowings to fund operations. The purpose of borrowing the additional funds was to protect against any prolonged adverse impacts on liquidity markets that are currently unforeseeable. We expect to generate cash inflows from our operating activities sufficient to satisfy our working capital needs as well as to service our debt, pension, and venture capital obligations. Due to this higher debt, we do expect an increase to interest expense, however, this additional charge is not expected to materially adversely impact us. We do not currently anticipate we will need to borrow additional funds during 2020. However, we have analyzed the cash flows and debt balances noting there is significant capacity on the remaining Revolver assuming we achieve the results of operations consistent with what we have described herein. Accordingly, we do not anticipate a material risk of non-compliance with our debt covenants based on our current estimate of future earnings. Our debt levels consist of a combination of fixed and variable debt, which include $1.0 billion of fixed senior notes (2026 and 2028 Senior Notes). To protect against adverse liquidity concerns, there are various mechanisms for us to improve cash flows. To date we have implemented cost reduction plans including delaying compensation related increases during the six months ended June 27, 2020, implementing hiring restrictions, reducing working hours, reducing all non-essential travel, and reducing certain discretionary spending. Beginning in the third fiscal quarter of 2020, we have reinstated certain annual compensation increases, which had previously been delayed from the beginning of the second quarter of 2020. Additionally, we reduced our investment activity, including acquisitions and capital projects.
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
Internal controls over financial reporting in a remote work environment
Internal controls over financial reporting are a focus for us to ensure they continue to be designed and operating effectively. As of June 27, 2020 and through the issuance of these unaudited condensed consolidated financial statements, we did not have any material changes to our internal controls over financial reporting. For personnel responsible for internal control activities and working remote, the ability to work effectively enabled us to continue to maintain effective internal control over financial reporting. System and efficiency programs implemented in recent years, as well as those implemented as part of business continuity plans, have enabled us to effectively complete our financial reporting process in a similar way we completed it prior to the COVID-19 pandemic despite a largely remote working environment. Although there is uncertainty over the duration of the COVID-19 pandemic disruption, we do not anticipate any adverse impact to relevant systems or to the operating effectiveness of internal controls over financial reporting.
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
Overview of Results of Operations and Liquidity
Revenue for the three months ended June 27, 2020 was $682.6 million compared to $657.6 million in the corresponding period in 2019. This increase of $25.0 million, or 3.8%, was primarily due to the recent acquisitions of Citoxlab and HemaCare as well as growth in our DSA and Manufacturing segments; partially offset by a reduction in RMS product revenue due to the impact of the COVID-19 pandemic, and by the negative effect of changes in foreign currency exchange rates which decreased revenue by $5.5 million, or 0.8%, when compared to the corresponding period in 2019. Revenue for the six months ended June 27, 2020 was $1.4 billion compared to $1.3 billion in the corresponding period in 2019. The increase of $127.5 million, or 10.1%, was primarily due to the reasons described above; partially offset by the negative effect of changes in foreign currency exchange rates, which decreased revenue by $10.1 million, or 0.8%, when compared to the corresponding period in 2019.

In the three months ended June 27, 2020, our operating income and operating income margin were $76.8 million and 11.3%, respectively, compared with $79.8 million and 12.1%, respectively, in the corresponding period of 2019. The decreases in operating income and operating income margin were primarily due to lower RMS operating income on lower sales volume for research model products due to the COVID-19 pandemic and due to the recent acquisition of HemaCare, which increased amortization of intangible assets, partially offset by higher Manufacturing and DSA operating income and operating income margins. In the six months ended June 27, 2020, our operating income and operating margin were $171.0 million and 12.3%, respectively, compared with $149.6 million and 11.8%, respectively, in the corresponding period of 2019. The increases in operating income and operating income margin were primarily due to contributions from our DSA and Manufacturing segments, partially offset by lower RMS operating income and operating income margin due to the impact of the COVID-19 pandemic, as well as increased amortization of intangible assets and costs related to our recent acquisition of HemaCare.

Net income attributable to common shareholders increased to $67.4 million in the three months ended June 27, 2020, from $43.7 million in the corresponding period of 2019. The increase in Net income attributable to common shareholders was primarily due to higher net gains on our venture capital investments and life insurance policy investments in 2020 as compared to net losses for both investments in the corresponding period in 2019. Net income attributable to common shareholders increased to $118.2 million in the six months ended June 27, 2020, from $98.9 million in the corresponding period of 2019. The increase in Net income attributable to common shareholders was primarily due to higher operating income mentioned above compared to the corresponding period in 2019.

During the first six months of 2020, our cash flows from operations was $230.9 million compared with $144.4 million for the same period in 2019. The increase was driven by higher net income and certain favorable changes in working capital items, including favorable timing of net contract balances from contracts with customers (collectively trade receivables, net; deferred revenue; and customer contract deposits), deferral of income and payroll tax payments, and lower compensation payments; partially offset by the unfavorable timing of vendor and supplier payments compared to the same period in 2019.
Results of Operations
Three Months Ended June 27, 2020 Compared to the Three Months Ended June 29, 2019
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Three Months Ended
	June 27, 2020	June 29, 2019	$ change	% change
	(in millions, except percentages)
Service revenue	$550.6	$505.9	$44.7	8.8%
Product revenue	132.0	151.7	(19.7)	(13.0)%
Total revenue	$682.6	$657.6	$25.0	3.8%

	Three Months Ended
	June 27, 2020	June 29, 2019	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$116.5	$136.1	$(19.6)	(14.3)%	(0.6)%
DSA	442.6	405.5	37.1	9.1%	(0.8)%
Manufacturing	123.5	116.0	7.5	6.4%	(1.6)%
Total revenue	$682.6	$657.6	$25.0	3.8%	(0.8)%
The following table presents operating income by reportable segment:

	Three Months Ended
	June 27, 2020	June 29, 2019	$ change	% change
	(in millions, except percentages)
RMS	$3.8	$31.5	$(27.7)	(87.8)%
DSA	72.2	63.5	8.7	13.7%
Manufacturing	42.9	33.1	9.8	29.5%
Unallocated corporate	(42.1)	(48.3)	6.2	(12.7)%
Total operating income	$76.8	$79.8	$(3.0)	(3.8)%
Operating income % of revenue	11.2%	12.1%		(0.9)%
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Three Months Ended
	June 27, 2020	June 29, 2019	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$116.5	$136.1	$(19.6)	(14.3)%	(0.6)%
Cost of revenue (excluding amortization of intangible assets)	89.0	84.1	4.9	5.8%
Selling, general and administrative	19.8	20.2	(0.4)	(1.3)%
Amortization of intangible assets	3.9	0.3	3.6	1,008.9%
Operating income	$3.8	$31.5	$(27.7)	(87.8)%
Operating income % of revenue	3.3%	23.2%		(19.9)%

RMS revenue decreased $19.6 million due primarily to lower research model product revenue in North America, Europe, and Asia due to the impact of the COVID-19 pandemic, largely driven by many closures of our academic clients, and the effect of changes in foreign currency exchange rates. Partially offsetting these decreases were the recent acquisition of HemaCare, which contributed $6.4 million to revenue growth; and higher research model services revenue, specifically our Insourcing Solutions and GEMS businesses.
RMS operating income decreased $27.7 million compared to the corresponding period in 2019. RMS operating income as a percentage of revenue for the three months ended June 27, 2020 was 3.3%, a decrease of 19.9% from 23.2% for the corresponding period in 2019. Operating income and operating income as a percentage of revenue decreased primarily due to lower operating income on lower sales volume for research model products due to the COVID-19 pandemic as described above and due to the recent acquisition of HemaCare, which increased amortization of intangible assets and an inventory fair value adjustment.
DSA

	Three Months Ended
	June 27, 2020	June 29, 2019	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$442.6	$405.5	$37.1	9.1%	(0.8)%
Cost of revenue (excluding amortization of intangible assets)	302.9	277.5	25.4	9.2%
Selling, general and administrative	45.7	44.7	1.0	2.2%
Amortization of intangible assets	21.8	19.8	2.0	9.6%
Operating income	$72.2	$63.5	$8.7	13.7%
Operating income % of revenue	16.3%	15.7%		0.6%
DSA revenue increased $37.1 million due primarily to the acquisition of Citoxlab which contributed $14.8 million to service revenue growth. Additionally, service revenue increased in both the Safety Assessment and Discovery Services businesses due to demand from biotechnology clients and increased pricing of services. These increases were partially offset by the effect of changes in foreign currency exchange rates. DSA revenue was not significantly impacted by the COVID-19 pandemic during the three months ended June 27, 2020.
DSA operating income increased $8.7 million during the three months ended June 27, 2020 compared to the corresponding period in 2019. DSA operating income as a percentage of revenue for the three months ended June 27, 2020 was 16.3%, an increase of 0.6% from 15.7% for the corresponding period in 2019. Operating income and operating income as a percentage of revenue increased primarily due to higher revenue described above and realizing the favorable impact of recent cost saving efficiencies. This increase was partially offset by increased costs in both cost of revenue and selling, general, and administrative expenses related to recent site closures, which increased severance costs, site consolidation costs, and asset impairments; and higher amortization of intangible assets associated with our recent acquisitions.
Manufacturing

	Three Months Ended
	June 27, 2020	June 29, 2019	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$123.5	$116.0	$7.5	6.4%	(1.6)%
Cost of revenue (excluding amortization of intangible assets)	58.4	57.9	0.5	1.0%
Selling, general and administrative	19.9	22.7	(2.8)	(12.4)%
Amortization of intangible assets	2.3	2.3	—	(2.5)%
Operating income	$42.9	$33.1	$9.8	29.5%
Operating income % of revenue	34.8%	28.6%		6.2%

Manufacturing revenue increased $7.5 million due primarily to higher demand for products in our Avian business and higher service revenue in the Biologics business due to our facility in Pennsylvania being fully operational in 2020 compared to 2019 where work continued to be transitioned from a legacy facility; partially offset by lower product revenue in our Microbial Solutions business, which was impacted by delays in instrument installation caused by the COVID-19 pandemic, and the effect of changes in foreign currency exchange rates. Overall, Manufacturing revenue was not significantly impacted by the COVID-19 pandemic during the three months ended June 27, 2020.
Manufacturing operating income increased $9.8 million during the three months ended June 27, 2020 compared to the corresponding period in 2019. Manufacturing operating income as a percentage of revenue for the three months ended June 27, 2020 was 34.8%, an increase of 6.2% from 28.6% for the corresponding period in 2019. The increases were due primarily to higher revenue as well as improved production efficiencies, including the absence of duplicative Biologics facilities in 2020 compared to 2019, and the impact of certain cost savings initiatives in the three months ended June 27, 2020 compared to the same period in 2019.
Unallocated Corporate

	Three Months Ended
	June 27, 2020	June 29, 2019	$ change	% change
	(in millions, except percentages)
Unallocated corporate	$42.1	$48.3	$(6.2)	(12.7)%
Unallocated corporate % of revenue	6.2%	7.4%		(1.2)%
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The decrease in unallocated corporate costs of $6.2 million, or 12.7%, compared to the corresponding period in 2019 is predominantly associated with the decreased costs associated with the evaluation and integration of our recent acquisition activity. Costs as a percentage of revenue for the three months ended June 27, 2020 was 6.2%, a decrease of 1.2% from 7.4% for the corresponding period in 2019.
Interest Income
Interest income, which represents earnings on cash, cash equivalents, and time deposits was $0.3 million for each of the three months ended June 27, 2020 and the corresponding period in 2019.
Interest Expense
Interest expense for the three months ended June 27, 2020 was $19.4 million, a decrease of $1.4 million, or 7.1%, compared to $20.8 million for the corresponding period in 2019. The decrease results from the absence of a foreign currency loss recognized in connection with a debt-related foreign exchange forward contract in the three months ended June 27, 2020 compared to the corresponding period in 2019.
Other Income (Expense), Net
Other income, net, was $26.3 million for the three months ended June 27, 2020, an increase of $26.5 million, compared to Other expense, net of $0.2 million for the corresponding period in 2019. The increase was due primarily to net gains on our venture capital investments and life insurance policy investments for the three months ended June 27, 2020 as compared to net losses for these investments in the corresponding period in 2019.
Income Taxes
Income tax expense for the three months ended June 27, 2020 was $16.3 million, an increase of $1.6 million compared to $14.7 million for the corresponding period in 2019. Our effective tax rate was 19.4% for the three months ended June 27, 2020, compared to 24.9% for the corresponding period in 2019. The decrease in our effective tax rate in the 2020 period compared to the 2019 period was primarily attributable to increased tax benefits from stock-based compensation deductions in 2020 as well as a reduction in non-deductible transaction costs compared to the corresponding period in 2019.
Six Months Ended June 27, 2020 Compared to the Six Months Ended June 29, 2019
Revenue and Operating Income

The following tables present consolidated revenue by type and by reportable segment:

	Six Months Ended
	June 27, 2020	June 29, 2019	$ change	% change
	(in millions, except percentages)
Service revenue	$1,097.1	$956.8	$140.3	14.7%
Product revenue	292.5	305.3	(12.8)	(4.2)%
Total revenue	$1,389.6	$1,262.1	$127.5	10.1%

	Six Months Ended
	June 27, 2020	June 29, 2019	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$262.5	$273.2	$(10.7)	(3.9)%	(0.7)%
DSA	881.2	759.7	121.5	16.0%	(0.6)%
Manufacturing	245.9	229.2	16.7	7.3%	(1.5)%
Total revenue	$1,389.6	$1,262.1	$127.5	10.1%	(0.8)%
The following table presents operating income by reportable segment:

	Six Months Ended
	June 27, 2020	June 29, 2019	$ change	% change
	(in millions, except percentages)
RMS	$31.2	$69.3	$(38.1)	(55.0)%
DSA	144.5	110.2	34.3	31.1%
Manufacturing	84.0	64.6	19.4	30.0%
Unallocated corporate	(88.7)	(94.5)	5.8	(6.2)%
Total operating income	$171.0	$149.6	$21.4	14.4%
Operating income % of revenue	12.3%	11.8%		0.5%
The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Six Months Ended
	June 27, 2020	June 29, 2019	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$262.5	$273.2	$(10.7)	(3.9)%	(0.7)%
Cost of revenue (excluding amortization of intangible assets)	184.9	167.0	17.9	10.7%
Selling, general and administrative	39.0	36.2	2.8	7.6%
Amortization of intangible assets	7.4	0.7	6.7	966.0%
Operating income	$31.2	$69.3	$(38.1)	(55.0)%
Operating income % of revenue	11.9%	25.4%		(13.5)%
RMS revenue decreased $10.7 million due primarily to lower research model product revenue in North America, Europe, and Asia due to the impact of the COVID-19 pandemic, largely driven by many closures of our academic clients, and the effect of changes in foreign currency exchange rates. Partially offsetting these decreases were the recent acquisition of HemaCare, which contributed $18.7 million to revenue growth; and higher research model services revenue, specifically our Insourcing Solutions and GEMS businesses.

RMS operating income decreased $38.1 million compared to the corresponding period in 2019. RMS operating income as a percentage of revenue for the six months ended June 27, 2020 was 11.9%, a decrease of 13.5% from 25.4% for the corresponding period in 2019. Operating income and operating income as a percentage of revenue decreased primarily due to lower operating income on lower sales volume for research model products due to the COVID-19 pandemic as described above and due to the recent acquisition of HemaCare, which increased amortization of intangible assets and an inventory fair value adjustment.

DSA

	Six Months Ended
	June 27, 2020	June 29, 2019	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$881.2	$759.7	$121.5	16.0%	(0.6)%
Cost of revenue (excluding amortization of intangible assets)	604.0	529.7	74.3	14.0%
Selling, general and administrative	89.0	83.3	5.7	6.8%
Amortization of intangible assets	43.7	36.5	7.2	19.7%
Operating income	$144.5	$110.2	$34.3	31.1%
Operating income % of revenue	16.4%	14.5%		1.9%
DSA revenue increased $121.5 million due primarily to the acquisition of Citoxlab which contributed $60.2 million to service revenue growth. Additionally, service revenue increased in both the Safety Assessment and Discovery Services businesses due to demand from biotechnology clients and increased pricing of services. These increases were partially offset by the effect of changes in foreign currency exchange rates. DSA revenue was not significantly impacted by the COVID-19 pandemic during the six months ended June 27, 2020.

DSA operating income increased $34.3 million during the six months ended June 27, 2020 compared to the corresponding period in 2019. DSA operating income as a percentage of revenue for the six months ended June 27, 2020 was 16.4%, an increase of 1.9% from 14.5% for the corresponding period in 2019. These increases were primarily attributable to higher revenue described above, realizing the favorable impact of recent cost saving efficiencies, and lower acquisition related costs. These increases were partially offset by increased costs in both cost of revenue and selling, general, and administrative expenses related to recent site closures, which increased severance costs, site consolidation costs, and asset impairments; and higher amortization of intangible assets associated with our recent acquisitions.
Manufacturing

	Six Months Ended
	June 27, 2020	June 29, 2019	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$245.9	$229.2	$16.7	7.3%	(1.5)%
Cost of revenue (excluding amortization of intangible assets)	116.5	115.6	0.9	0.7%
Selling, general and administrative	40.9	44.3	(3.4)	(7.7)%
Amortization of intangible assets	4.5	4.7	(0.2)	(2.9)%
Operating income	$84.0	$64.6	$19.4	30.0%
Operating income % of revenue	34.2%	28.2%		6.0%
Manufacturing revenue increased $16.7 million due primarily to higher demand for products in both our Microbial Solutions’ Endotoxin business and our Avian business, and higher service revenue in the Biologics business due to our facility in Pennsylvania being fully operational in 2020 compared to 2019 where work continued to be transitioned from a legacy facility; partially offset by lower product revenue in our Microbial Solutions’ Bioburden business, specifically due to the timing of a large stocking order from a strategic partner in 2019, which did not recur in 2020, and delays in instrument installations caused by the COVID-19 pandemic; and the effect of changes in foreign currency exchange rates. Overall, Manufacturing revenue was not significantly impacted by the COVID-19 pandemic during the six months ended June 27, 2020.

Manufacturing operating income increased $19.4 million during the six months ended June 27, 2020 compared to the corresponding period in 2019. Manufacturing operating income as a percentage of revenue for the six months ended June 27, 2020 was 34.2%, an increase of 6.0% from 28.2% for the corresponding period in 2019. The increases were due primarily to higher revenue as well as improved production efficiencies, including the absence of duplicative Biologics facilities in 2020 compared to 2019, and the impact of certain cost savings initiatives in the six months ended June 27, 2020 compared to the same period in 2019.

Unallocated Corporate

	Six Months Ended
	June 27, 2020	June 29, 2019	$ change	% change
	(in millions, except percentages)
Unallocated corporate	$88.7	$94.5	$(5.8)	(6.2)%
Unallocated corporate % of revenue	6.4%	7.5%		(1.1)%
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The decrease in unallocated corporate costs of $5.8 million is predominantly associated with the decreased costs associated with the evaluation and integration of our recent acquisition activity. Costs as a percentage of revenue for the six months ended June 27, 2020 was 6.4%, a decrease of 1.1% from 7.5% for the corresponding period in 2019.
Interest Income
Interest income, which represents earnings on cash, cash equivalents, and time deposits was $0.6 million and $0.5 million for the six months ended June 27, 2020 and the corresponding period in 2019, respectively.
Interest Expense
Interest expense for the six months ended June 27, 2020 was $34.4 million, an increase of $3.6 million, or 11.7%, compared to $30.8 million for the corresponding period in 2019. The increase was due primarily to higher interest expense from increased debt to fund our recent acquisitions and a lower foreign currency gain recognized in connection with a debt-related foreign exchange forward contract in the six months ended June 27, 2020 compared to the corresponding period in 2019.
Other Income (Expense), Net
Other income, net, was $2.2 million for the six months ended June 27, 2020, a decrease of $3.9 million, or 64.1%, compared to $6.1 million for the corresponding period in 2019. The decrease was due to lower foreign currency gains recognized in connection with a U.S. dollar denominated loan borrowed by a non-U.S. entity with a different functional currency and lower net gains on our venture capital investments and life insurance policy investments for the six months ended June 27, 2020 as compared to the corresponding period in 2019.
Income Taxes
Income tax expense for the six months ended June 27, 2020 was $20.9 million, a decrease of $4.4 million compared to $25.3 million for the corresponding period in 2019. Our effective tax rate was 15.0% for the six months ended June 27, 2020 compared to 20.2% for the corresponding period in 2019. The decrease in our effective tax rate in the 2020 period compared to the 2019 period was primarily attributable to increased tax benefits from stock-based compensation deductions in 2020 as well as a reduction in non-deductible transaction costs compared to the corresponding period in 2019.
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

The following table presents our cash, cash equivalents and short-term investments:

	June 27, 2020	December 28, 2019
	(in millions)
Cash and cash equivalents:
Held in U.S. entities	$194.0	$56.5
Held in non-U.S. entities	208.0	181.5
Total cash and cash equivalents	402.0	238.0
Short-term investments:
Held in non-U.S. entities	0.9	1.0
Total cash, cash equivalents and short-term investments	$402.9	$239.0

Borrowings
We have a credit facility, which consists of a $750.0 million term loan, of which $175.0 million remains outstanding as of June 27, 2020, and a $2.05 billion multi-currency revolving facility (Credit Facility). The term loan facility matures in 19 quarterly installments with the last installment due March 26, 2023. The revolving facility matures on March 26, 2023, and requires no scheduled payment before that date. Under specified circumstances, we have the ability to increase the term loan and/or revolving facility by up to $1.0 billion in the aggregate.
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
Amounts outstanding under our credit facilities and both the 2026 Senior Notes and the 2028 Senior Notes were as follows:

	June 27, 2020	December 28, 2019
	(in millions)
Term loans	$175.0	$193.8
Revolving facility	1,062.9	676.1
2026 Senior Notes	500.0	500.0
2028 Senior Notes	500.0	500.0
Total	$2,237.9	$1,869.9
The interest rates applicable to the term loan and revolving facility under the Credit Facility are, at our option, equal to either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted LIBOR rate plus 1.0%) or the adjusted LIBOR rate, plus an interest rate margin based upon our leverage ratio.
Repurchases of Common Stock
During the six months ended June 27, 2020, we did not repurchase any shares under our authorized stock repurchase program. As of June 27, 2020, we had $129.1 million remaining on the authorized $1.3 billion stock repurchase program and we do not intend to repurchase shares for the remainder of 2020. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the six months ended June 27, 2020, we acquired 0.1 million shares for $23.8 million through such netting.

Cash Flows
The following table presents our net cash provided by operating activities:

	Six Months Ended
	June 27, 2020	June 29, 2019
	(in millions)
Net income	$118.5	$100.0
Adjustments to reconcile net income to net cash provided by operating activities	137.3	119.5
Changes in assets and liabilities	(24.9)	(75.1)
Net cash provided by operating activities	$230.9	$144.4
Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, deferred income taxes, gains and/or losses on venture capital and strategic equity investments, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For the six months ended June 27, 2020, compared to the six months ended June 29, 2019, the increase in net cash provided by operating activities was driven by higher net income and certain favorable changes in working capital items, including favorable timing of net contract balances from contracts with customers (collectively trade receivables, net; deferred revenue; and customer contract deposits), deferral of income and payroll tax payments, and lower compensation payments; partially offset by the unfavorable timing of vendor and supplier payments compared to the same period in 2019.
The following table presents our net cash used in investing activities:

	Six Months Ended
	June 27, 2020	June 29, 2019
	(in millions)
Acquisitions of businesses and assets, net of cash acquired	$(382.3)	$(492.4)
Capital expenditures	(52.5)	(41.5)
Investments, net	(6.4)	(14.7)
Other, net	(1.1)	(0.6)
Net cash used in investing activities	$(442.3)	$(549.2)
For the six months ended June 27, 2020, the primary use of cash used in investing activities related to the acquisition of HemaCare, capital expenditures to support the growth of the business, and investments in certain venture capital and strategic equity investments. For the six months ended June 29, 2019, the primary use of cash used in investing activities related to the acquisition of Citoxlab, capital expenditures to support the growth of the business, and investments in certain venture capital and strategic equity investments.
The following table presents our net cash provided by financing activities:

	Six Months Ended
	June 27, 2020	June 29, 2019
	(in millions)
Proceeds from long-term debt and revolving credit facility	$1,412.0	$1,485.7
Payments on long-term debt, revolving credit facility, and finance lease obligations	(1,045.2)	(1,076.8)
Proceeds from exercises of stock options	36.6	23.9
Purchase of treasury stock	(23.8)	(17.9)
Other, net	(4.5)	(10.5)
Net cash provided by financing activities	$375.1	$404.4
For the six months ended June 27, 2020, net cash provided by financing activities reflected the net proceeds of $366.8 million on our Credit Facility and finance lease obligations. Included in the net proceeds are the following amounts:
•Proceeds of approximately $415 million from our revolving Credit Facility to fund our recent acquisitions. Additionally, towards the end of the first fiscal quarter, we borrowed an additional $150 million from our revolving Credit Facility to secure cash on hand in response to uncertainties due to the COVID-19 pandemic; partially offset by,

•Payments of approximately $19 million on our term loan and payments of $178 million to our revolving Credit Facility in the normal course of business throughout the six months ended June 27, 2020;
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
Net cash provided by financing activities also reflected proceeds from exercises of employee stock options of $36.6 million, offset by treasury stock purchases of $23.8 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements.
For the six months ended June 29, 2019, net cash provided by financing activities reflected the net proceeds of $408.9 million on our Credit Facility and finance lease obligations. Included in the net proceeds are the following amounts:
•Borrowings of $556 million, which were primarily used for the purchase of Citoxlab; partially offset by,
•Payments of $19 million on our term loan and payments of $32 million to our revolving Credit Facility in the normal course of business throughout the six months ended June 29, 2019;
•Additionally, we had $943 million of gross payments, partially offset by $848 million of gross proceeds in connection with a non-U.S. Euro functional currency entity repaying Euro loans and replacing the Euro loans with U.S. dollar denominated loans. A series of forward currency contracts were executed to mitigate any foreign currency gains or losses on the U.S. dollar denominated loans. These proceeds and payments are presented as gross financing activities.
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
Off-Balance Sheet Arrangements
As of June 27, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act, except as disclosed below.
Venture Capital Investments
We invest in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. Our total commitment to the funds as of June 27, 2020 was $130.4 million, of which we funded $87.5 million through June 27, 2020. Refer to Note 6, “Venture Capital and Strategic Equity Investments” in this Quarterly Report on Form 10-Q for additional information.
Letters of Credit
Our off-balance sheet commitments related to our outstanding letters of credit as of June 27, 2020 were $8.1 million.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. Other than as discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the six months ended June 27, 2020 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of June 27, 2020, our debt portfolio was comprised primarily of floating interest rate borrowings. A 100-basis point increase in interest rates would increase our annual pre-tax interest expense by $12.4 million.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, Canadian Dollar, British Pound and Chinese Yuan Renminbi. During the six months ended June 27, 2020, the most significant drivers of foreign currency translation adjustment the Company recorded as part of Other comprehensive income (loss) were the Canadian Dollar, British Pound, Hungarian Forint, Euro, Brazilian real, Chinese Yuan Renminbi, and Japanese Yen.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the six months ended June 27, 2020, our revenue would have increased by $43.8 million and our operating income would have decreased by $1.4 million, if the U.S. dollar exchange rate had strengthened by 10.0%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
During the six months ended June 27, 2020, we entered into foreign exchange forward contracts to limit our foreign currency exposure related to both intercompany loans and a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency entity under our Credit Facility. Refer to Note 14, “Foreign Currency Contracts” in this Quarterly Report on Form 10-Q for additional information regarding these types of forward contracts.

Item 4. Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of June 27, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
(b) Changes in Internal Controls
The Company continued to execute a plan to centralize certain accounting transaction processing functions to internal shared service centers during the three months ended June 27, 2020. There were no other material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 27, 2020 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Further, our Research Products operations are structured to produce particular blood products based on customers’ existing demand, and perceived potential changes in demand, for these products. Sudden or unexpected changes in demand for these products could have an adverse impact on our profitability. Increasing demand could harm relationships with customers if we are unable to alter production capacity, or purchase products from other suppliers, to fill orders adequately. This could result in a decrease in overall revenue and profits. The impact of measures intended to reduce the spread of COVID-19 caused us to temporarily suspend blood donations, which have since resumed, at our Research Products facilities, further limiting our ability to respond to changes in demand. Lack of access to sufficient capital, or lack of adequate time to properly (or the failure to adequately) respond to changes in demand, could result in declining revenue and profits, as customers transfer to other suppliers.
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
If the future growth and operating results of our business are not as strong as anticipated, overall macroeconomic or industry conditions deteriorate and/or our market capitalization declines, this could impact the assumptions used in establishing the carrying value of goodwill or other intangible assets. Should the COVID-19 pandemic have a prolonged impact on our industry, triggering events may arise resulting in intangible asset or goodwill impairments. To the extent goodwill or other intangible assets are impaired, their carrying value will be written down to their implied fair values and a charge will be made to our income from continuing operations. Such an impairment charge could materially and adversely affect our operating results. As of June 27, 2020, the carrying amount of goodwill and other intangibles on our consolidated balance sheet was $2.5 billion.
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
As of June 27, 2020, we had $2.3 billion of debt and finance leases (debt). Our debt could have significant adverse effects on our business, including making it more difficult for us to obtain additional financing on favorable terms; requiring us to dedicate a substantial portion of our cash flows from operations to the repayment of debt and the interest on this debt; limiting our ability to capitalize on significant business opportunities; and making us more vulnerable to rising interest rates. For additional information regarding our debt, please see Note 9, “Long-Term Debt and Finance Lease Obligations”, included in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
The interest rate on our credit facility (Credit Facility), which matures in fiscal year 2023, is linked to LIBOR. As of June 27, 2020, amounts outstanding on our Credit Facility were $175.0 million on our term loan and $1.1 billion on our revolving credit facility, for which there is an aggregate available borrowing capacity of $2.05 billion. In 2017, the Financial Conduct Authority (FCA) in the U.K. announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or whether different benchmark rates used to price indebtedness will develop. If LIBOR ceases to exist, the method and rate used to calculate our interest rates and/or payments on our debt in the future may result in interest rates and/or payments that are higher than, or that do not otherwise correlate over time with, the interest rates and/or payments that would have been applicable to our obligations if LIBOR was available in its current form, which could have a material adverse effect on our financial position, results of operations and liquidity. While we continue to take steps to mitigate the impact of the phase-out or replacement of LIBOR, such efforts may not prove successful. In addition, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could also have a material adverse effect on our financial position, results of operations and liquidity.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended June 27, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
March 29, 2020 to April 25, 2020	—	$—	—	$129,105
April 26, 2020 to May 23, 2020	569	154.99	—	129,105
May 24, 2020 to June 27, 2020	165	179.66	—	129,105
Total	734		—
Our Board of Directors have authorized up to an aggregate amount of $1.3 billion for our stock repurchase program. During the three months ended June 27, 2020, we did not repurchase any shares of common stock under our stock repurchase program or in open market trading. As of June 27, 2020, we had $129.1 million remaining on the authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.

Item 6. Exhibits

(a) Exhibits	Description of Exhibits
10.1+*	Charles River Laboratories International, Inc. Form of Non-Qualified Stock Option granted under the 2018 Incentive Plan
10.2+*	Charles River Laboratories International, Inc. Form of Restricted Stock Unit granted under the 2018 Incentive Plan
10.3+*	Charles River Laboratories International, Inc. Form of Performance Share Unit granted under the 2018 Incentive Plan
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1+	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

+ Furnished herein.
* Management contract or compensatory plan, contract or arrangement.

SIGNATURES
        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

August 5, 2020	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

August 5, 2020	/s/ DAVID R. SMITH
David R. Smith Corporate Executive Vice President and Chief Financial Officer