Form 10-Q
period 2020-09-26
CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
filed 2020-11-09
CIK 1100682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 26, 2020

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
    If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
    As of October 23, 2020, there were 49,742,626 shares of the Registrant’s common stock outstanding.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2020

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Service revenue	$580,774	$523,169	$1,677,927	$1,479,991
Product revenue	162,526	144,782	455,016	450,097
Total revenue	743,300	667,951	2,132,943	1,930,088
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	377,226	351,894	1,124,988	1,014,063
Cost of products sold (excluding amortization of intangible assets)	76,800	69,941	234,382	220,028
Selling, general and administrative	128,289	129,509	385,902	388,024
Amortization of intangible assets	28,232	23,805	83,869	65,611
Operating income	132,753	92,802	303,802	242,362
Other income (expense):
Interest income	179	385	771	838
Interest expense	(18,867)	(5,698)	(53,286)	(36,520)
Other income (expense), net	21,211	(14,254)	23,400	(8,161)
Income from operations, before income taxes	135,276	73,235	274,687	198,519
Provision (benefit) for income taxes	32,665	(317)	53,571	24,970
Net income	102,611	73,552	221,116	173,549
Less: Net (expense) income attributable to noncontrolling interests	(298)	742	3	1,878
Net income attributable to common shareholders	$102,909	$72,810	$221,113	$171,671

Earnings per common share
Net income attributable to common shareholders:
Basic	$2.07	$1.49	$4.47	$3.53
Diluted	$2.03	$1.46	$4.39	$3.46

Weighted-average number of common shares outstanding:
Basic	49,703	48,818	49,482	48,682
Diluted	50,702	49,715	50,371	49,627

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$102,611	$73,552	$221,116	$173,549
Other comprehensive income (loss):
Foreign currency translation adjustment and other	20,112	(15,889)	(17,993)	(9,075)
Amortization of net loss and prior service benefit included in net periodic cost for pension and other post-retirement benefit plans	1,411	365	4,150	1,113
Comprehensive income, before income taxes	124,134	58,028	207,273	165,587
Less: Income tax expense (benefit) related to items of other comprehensive income	3,201	(2,511)	3,024	(1,381)
Comprehensive income, net of income taxes	120,933	60,539	204,249	166,968
Less: Comprehensive income (loss) related to noncontrolling interests, net of income taxes	591	(37)	399	1,064
Comprehensive income attributable to common shareholders, net of income taxes	$120,342	$60,576	$203,850	$165,904

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

	September 26, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$242,879	$238,014
Trade receivables, net	572,058	514,033
Inventories	181,367	160,660
Prepaid assets	69,481	52,588
Other current assets	74,489	56,030
Total current assets	1,140,274	1,021,325
Property, plant and equipment, net	1,037,212	1,044,128
Operating lease right-of-use assets, net	168,379	140,085
Goodwill	1,777,642	1,540,565
Client relationships, net	732,408	613,573
Other intangible assets, net	70,370	75,840
Deferred tax assets	39,515	44,659
Other assets	247,538	212,615
Total assets	$5,213,338	$4,692,790
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Current portion of long-term debt and finance leases	$47,946	$38,545
Accounts payable	96,758	111,498
Accrued compensation	191,295	158,617
Deferred revenue	172,336	171,805
Accrued liabilities	151,061	139,118
Other current liabilities	127,618	90,598
Total current liabilities	787,014	710,181
Long-term debt, net and finance leases	1,968,161	1,849,666
Operating lease right-of-use liabilities	146,578	116,252
Deferred tax liabilities	202,392	167,283
Other long-term liabilities	183,695	182,933
Total liabilities	3,287,840	3,026,315
Commitments and contingencies (Notes 2, 9, 11, 12, 16 and 17)
Redeemable noncontrolling interests	24,033	28,647
Equity:
Preferred stock, $0.01 par value; 20,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 120,000 shares authorized; 49,882 shares issued and 49,736 shares outstanding as of September 26, 2020, and 48,936 shares issued and 48,936 shares outstanding as of December 28, 2019	499	489
Additional paid-in capital	1,614,185	1,531,785
Retained earnings	501,442	280,329
Treasury stock, at cost, 146 and 0 shares, as of September 26, 2020 and December 28, 2019, respectively	(23,905)	—
Accumulated other comprehensive loss	(195,281)	(178,019)
Total equity attributable to common shareholders	1,896,940	1,634,584
Noncontrolling interest	4,525	3,244
Total equity	1,901,465	1,637,828
Total liabilities, redeemable noncontrolling interests and equity	$5,213,338	$4,692,790
See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash flows relating to operating activities
Net income	$221,116	$173,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174,048	146,262
Stock-based compensation	40,973	43,429
Deferred income taxes	(3,131)	(25,092)
Gain on venture capital and strategic equity investments, net	(32,226)	(5,724)
Other, net	16,902	4,865
Changes in assets and liabilities:
Trade receivables, net	(51,456)	(24,491)
Inventories	(14,055)	(12,981)
Accounts payable	(12,327)	24,481
Accrued compensation	29,438	(23,320)
Deferred revenue	(1,308)	(1,556)
Customer contract deposits	9,887	(7,586)
Other assets and liabilities, net	30,335	8,423
Net cash provided by operating activities	408,196	300,259
Cash flows relating to investing activities
Acquisition of businesses and assets, net of cash acquired	(419,146)	(515,647)
Capital expenditures	(78,706)	(76,675)
Purchases of investments and contributions to venture capital investments	(19,887)	(17,664)
Proceeds from sale of investments	5,810	15
Other, net	(1,192)	(660)
Net cash used in investing activities	(513,121)	(610,631)
Cash flows relating to financing activities
Proceeds from long-term debt and revolving credit facility	1,411,954	2,071,175
Proceeds from exercises of stock options	43,806	26,982
Payments on long-term debt, revolving credit facility, and finance lease obligations	(1,320,961)	(1,798,620)
Purchase of treasury stock	(23,905)	(18,040)
Other, net	(4,417)	(10,516)
Net cash provided by financing activities	106,477	270,981
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,825	8,793
Net change in cash, cash equivalents, and restricted cash	7,377	(30,598)
Cash, cash equivalents, and restricted cash, beginning of period	240,046	197,318
Cash, cash equivalents, and restricted cash, end of period	$247,423	$166,720

Supplemental cash flow information:
Cash and cash equivalents	$242,879	$164,759
Restricted cash included in Other current assets	2,968	534
Restricted cash included in Other assets	1,576	1,427
Cash, cash equivalents, and restricted cash, end of period	$247,423	$166,720

See Notes to Unaudited Condensed Consolidated Financial Statements.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
    (in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 28, 2019	48,936	$489	$1,531,785	$280,329	$(178,019)	—	$—	$1,634,584	$3,244	$1,637,828
Net income	—	—	—	50,769	—	—	—	50,769	399	51,168
Other comprehensive loss	—	—	—	—	(40,898)	—	—	(40,898)	—	(40,898)
Buy-out and contingent consideration recognition in connection with redeemable noncontrolling interest	—	—	(2,379)	—	—	—	—	(2,379)	—	(2,379)
Issuance of stock under employee compensation plans	694	7	22,616	—	—	—	—	22,623	—	22,623
Acquisition of treasury shares	—	—	—	—	—	144	(23,675)	(23,675)	—	(23,675)
Stock-based compensation	—	—	10,960	—	—	—	—	10,960	—	10,960
March 28, 2020	49,630	496	1,562,982	331,098	(218,917)	144	(23,675)	1,651,984	3,643	1,655,627
Net income	—	—	—	67,435	—	—	—	67,435	441	67,876
Other comprehensive income	—	—	—	—	6,203	—	—	6,203	—	6,203
Issuance of stock under employee compensation plans	174	2	13,992	—	—	—	—	13,994	—	13,994
Acquisition of treasury shares	—	—	—	—	—	1	(118)	(118)	—	(118)
Stock-based compensation	—	—	13,143	—	—	—	—	13,143	—	13,143
June 27, 2020	49,804	498	1,590,117	398,533	(212,714)	145	(23,793)	1,752,641	4,084	1,756,725
Net income	—	—	—	102,909	—	—	—	102,909	441	103,350
Other comprehensive income	—	—	—	—	17,433	—	—	17,433	—	17,433
Issuance of stock under employee compensation plans	78	1	7,198	—	—	—	—	7,199	—	7,199
Acquisition of treasury shares	—	—	—	—	—	1	(112)	(112)	—	(112)
Stock-based compensation	—	—	16,870	—	—	—	—	16,870	—	16,870
September 26, 2020	49,882	$499	$1,614,185	$501,442	$(195,281)	146	$(23,905)	$1,896,940	$4,525	$1,901,465

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity Attributable to Common Shareholders	Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
December 29, 2018	48,210	$482	$1,447,512	$42,096	$(172,703)	1	$(55)	$1,317,332	$2,446	$1,319,778
Net income	—	—	—	55,133	—	—	—	55,133	469	55,602
Other comprehensive income	—	—	—	—	9,903	—	—	9,903	—	9,903
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,451)	—	—	—	—	(1,451)	—	(1,451)
Issuance of stock under employee compensation plans	674	7	22,051	—	—	—	—	22,058	—	22,058
Acquisition of treasury shares	—	—	—	—	—	136	(17,760)	(17,760)	—	(17,760)
Stock-based compensation	—	—	12,899	—	—	—	—	12,899	—	12,899
March 30, 2019	48,884	489	1,481,011	97,229	(162,800)	137	(17,815)	1,398,114	2,915	1,401,029
Net income	—	—	—	43,728	—	—	—	43,728	383	44,111
Other comprehensive loss	—	—	—	—	(3,436)	—	—	(3,436)	—	(3,436)
Purchase of additional equity interest in and modification of Vital River redeemable noncontrolling interest	—	—	(1,870)	—	—	—	—	(1,870)	—	(1,870)
Issuance of stock under employee compensation plans	53	—	2,148	—	—	—	—	2,148	—	2,148
Acquisition of treasury shares	—	—	—	—	—	1	(123)	(123)	—	(123)
Stock-based compensation	—	—	16,505	—	—	—	—	16,505	—	16,505
June 29, 2019	48,937	489	1,497,794	140,957	(166,236)	138	(17,938)	1,455,066	3,298	1,458,364
Net income	—	—	—	72,810	—	—	—	72,810	776	73,586
Other comprehensive loss	—	—	—	—	(12,234)	—	—	(12,234)	—	(12,234)
Issuance of stock under employee compensation plans	39	1	2,801	—	—	—	—	2,802	—	2,802
Acquisition of treasury shares	—	—	—	—	—	1	(156)	(156)	—	(156)
Stock-based compensation	—	—	14,025	—	—	—	—	14,025	—	14,025
September 28, 2019	48,976	$490	$1,514,620	$213,767	$(178,470)	139	$(18,094)	$1,532,313	$4,074	$1,536,387

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
Segment Reporting
The Company reports its results in three reportable segments: Research Models and Services (RMS), Discovery and Safety Assessment (DSA), and Manufacturing Support (Manufacturing). The Company’s RMS reportable segment includes the Research Models, Research Model Services, and Research Products businesses. Research Models includes the commercial production and sale of small research models, as well as the supply of large research models. Research Model Services includes: Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered models; Research Animal Diagnostic Services (RADS), which provides health monitoring and diagnostics services related to research models; and Insourcing Solutions (IS), which provides colony management of its clients’ research operations (including recruitment, training, staffing, and management services). Research Products supplies controlled, consistent, customized primary cells and blood components derived from normal and mobilized peripheral blood, bone marrow, and cord blood. The Company’s DSA reportable segment includes services required to take a drug through the early development process including discovery services, which are non-regulated services to assist clients with the identification, screening, and selection of a lead compound for drug development, and regulated and non-regulated (GLP and non-GLP) safety assessment services. The Company’s Manufacturing reportable segment includes Microbial Solutions, which provides in vitro (non-animal) lot-release testing products, microbial detection products, and species identification

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Newly Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU offers temporary optional expedients and exceptions for applying U.S. GAAP to modifications to agreements such as loans, debt securities, derivatives, and borrowings which reference LIBOR or another reference rate that is expected to be discontinued by December 31, 2021. The expedients and exceptions provided by the standard do not apply to modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 that an entity has elected certain optional expedients for and are retained through the end of the hedging relationship. The ASU is effective until December 31, 2022 when the replacement for LIBOR is expected to be completed. The interest rate on the Company’s senior credit facility, which matures in fiscal year 2023, is linked to LIBOR. The Company is in the process of evaluating options for transitioning away from the senior credit facility’s use of LIBOR and expects to be completed by the time LIBOR is phased out. The Company did not elect to apply any of the expedients or exceptions as of and for the three and nine months ended September 26, 2020 and is currently evaluating the impact this new standard will have on the unaudited condensed consolidated financial statements and related disclosures.
In January 2020, the FASB issued ASU 2020-01, “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” ASU 2020-01 states any equity security transitioning

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
2. BUSINESS COMBINATIONS
Cellero, LLC
On August 6, 2020, the Company acquired Cellero, LLC (Cellero), a provider of cellular products for cell therapy developers and manufacturers worldwide. The addition of Cellero enhances the Company’s unique, comprehensive solutions for the high-growth cell therapy market, strengthening the ability to help accelerate clients’ critical programs from basic research and proof-of-concept to regulatory approval and commercialization. It also expands the Company’s access to high-quality, human-derived biomaterials with Cellero’s donor sites in the United States. The purchase price for Cellero was $37.5 million in cash, subject to certain post-closing adjustments that may change the purchase price. The acquisition was funded through cash on hand. This business is reported as part of the Company’s RMS reportable segment.

The preliminary purchase price allocation of $37.0 million, net of $0.5 million of cash acquired was as follows:

August 6, 2020
(in thousands)
Trade receivables	$1,525
Inventories	551
Other current assets (excluding cash)	182
Property, plant and equipment	1,648
Goodwill	19,532
Definite-lived intangible assets	16,230
Other long-term assets	849
Current liabilities	(1,360)
Deferred tax liabilities	(1,467)
Other long-term liabilities	(740)
Total purchase price allocation	$36,950

The preliminary purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including certain contracts and obligations. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.
The breakout of definite-lived intangible assets acquired was as follows:

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Definite-Lived Intangible Assets	Weighted Average Amortization Life
	(in thousands)	(in years)
Client relationships	$14,740	13
Other intangible assets	1,490	3
Total definite-lived intangible assets	$16,230	12
The goodwill resulting from the transaction, $10.8 million of which is deductible for tax purposes due to a prior asset acquisition, is primarily attributable to the potential growth of the Company’s RMS business from customers introduced through Cellero and the assembled workforce of the acquired business.
The Company incurred transaction and integration costs in connection with the acquisition of $2.0 million for the three and nine months ended September 26, 2020, which was primarily included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.
Pro forma financial information as well as the disclosure of actual revenue and operating income (loss) have not been included because Cellero's financial results are not significant when compared to the Company’s consolidated financial results.
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
The preliminary purchase price allocation of $376.7 million, net of $3.1 million of cash acquired was as follows:

January 3, 2020
(in thousands)
Trade receivables	$6,451
Inventories	8,468
Other current assets (excluding cash)	3,494
Property, plant and equipment	10,033
Goodwill	210,196
Definite-lived intangible assets	183,540
Other long-term assets	5,920
Current liabilities	(5,188)
Deferred tax liabilities	(38,529)
Other long-term liabilities	(7,664)
Total purchase price allocation	$376,721

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The goodwill resulting from the transaction is primarily attributable to the potential growth of the Company’s RMS business from customers introduced through HemaCare and the assembled workforce of the acquired business. The goodwill attributable to HemaCare is not deductible for tax purposes.
The Company incurred transaction and integration costs in connection with the acquisition of $0.1 million and $5.9 million for the three and nine months ended September 26, 2020, respectively, which were primarily included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.
Beginning on January 3, 2020, HemaCare has been included in the operating results of the Company. HemaCare revenue for the three and nine months ended September 26, 2020 was $12.8 million and $31.5 million, respectively. HemaCare operating income for the three months ended September 26, 2020 was $0.4 million and its operating loss for the nine months ended September 26, 2020 was $7.7 million.
The following selected unaudited pro forma consolidated results of operations are presented as if the HemaCare acquisition had occurred as of the beginning of the period immediately preceding the period of acquisition, which is December 30, 2018, after giving effect to certain adjustments. For the nine months ended September 26, 2020, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $0.6 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments. For the nine months ended September 28, 2019, these adjustments included additional amortization of intangible assets and depreciation of fixed assets of $9.6 million, additional interest expense on borrowings of $8.8 million, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments.

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(in thousands)
	(unaudited)
Revenue	$743,300	$677,993	$2,132,961	$1,959,544
Net income attributable to common shareholders	102,802	70,722	225,890	165,376
These unaudited pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted ad the acquisition occurred on the dates indicated or that may result in the future. No effect has been given for synergies, if any, that may be realized through the acquisition.
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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The purchase price allocation of $490.4 million, net of $36.7 million of cash acquired was as follows:

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
The Company incurred transaction and integration costs in connection with the acquisition of $0.6 million and $1.9 million for the three months ended September 26, 2020 and September 28, 2019, respectively, which were primarily included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income. The Company incurred transaction and integration costs in connection with the acquisition of $3.1 million and $19.1 million for the nine months ended September 26, 2020 and September 28, 2019, respectively, which were primarily included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.
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

	September 28, 2019
	Three Months Ended	Nine Months Ended

Revenue	$667,951	$1,992,472
Net income attributable to common shareholders	74,948	189,601
These unaudited pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the dates indicated or that may result in the future. No effect has been given for synergies, if any, that may be realized through the acquisition.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The purchase price allocation of $23.1 million, net of $0.3 million of cash acquired was as follows:

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
No significant integration costs were incurred with the acquisition for the three and nine months ended September 26, 2020. The Company incurred transaction and integration costs in connection with the acquisition of $2.1 million and $3.2 million for the three and nine months ended September 28, 2019, respectively, which were primarily included in Selling, general and administrative expenses within the unaudited condensed consolidated statements of income.
Pro forma financial information as well as the disclosure of actual results have not been included because these financial results are not significant when compared to the Company’s consolidated financial results.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables disaggregate the Company’s revenue by major business line and timing of transfer of products or services:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(in thousands)
Major Products/Service Lines:
RMS	$151,910	$132,546	$414,455	$405,772
DSA	461,177	420,079	1,342,424	1,179,793
Manufacturing	130,213	115,326	376,064	344,523
Total revenue	$743,300	$667,951	$2,132,943	$1,930,088

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(in thousands)
Timing of Revenue Recognition:
RMS
Services and products transferred over time	$60,225	$56,243	$177,623	$168,377
Services and products transferred at a point in time	91,685	76,303	236,832	237,395
DSA
Services and products transferred over time	460,821	419,445	1,341,832	1,178,874
Services and products transferred at a point in time	356	634	592	919
Manufacturing
Services and products transferred over time	47,457	36,308	126,088	102,674
Services and products transferred at a point in time	82,756	79,018	249,976	241,849
Total revenue	$743,300	$667,951	$2,132,943	$1,930,088
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
Transaction Price Allocated to Future Performance Obligations
The Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 26, 2020. Excluded from the disclosure is the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed. The Company has assessed future performance obligations with respect to the COVID-19 pandemic uncertainties and believes there is an insignificant impact on the ability to meet future performance obligations and the amount of revenue to be recognized.
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of September 26, 2020:

	Revenue Expected to be Recognized in Future Periods
	Less than 1 Year	1 to 3 Years	4 to 5 Years	Beyond 5 Years	Total
	(in thousands)
DSA	$250,855	$106,704	$4,265	$15	$361,839
Manufacturing	8,044	8,121	53	40	16,258
Total	$258,899	$114,825	$4,318	$55	$378,097

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	September 26, 2020	December 28, 2019
	(in thousands)
Balances from contracts with customers:
Client receivables	$429,935	$395,740
Contract assets (unbilled revenue)	148,034	121,957
Contract liabilities (current and long-term deferred revenue)	191,459	192,788
Contract liabilities (customer contract deposits)	42,990	33,080
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $13 million and $27 million of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying unaudited condensed consolidated balance sheets as of September 26, 2020 and December 28, 2019, respectively. Advanced client payments of approximately $43 million and $33 million have been presented as customer contract deposits within other current liabilities in the accompanying unaudited condensed consolidated balance sheets as of September 26, 2020 and December 28, 2019, respectively.
Other changes in the contract asset and the contract liability balances during the nine months ended September 26, 2020 were as follows:
(i) Changes due to business combinations:
See Note 2. “Business Combinations” for client receivables that were acquired as part of the HemaCare acquisition on January 3, 2020 and Cellero acquisition on August 6, 2020. No significant contract assets or contract liabilities were acquired as part of these acquisitions.
(ii) Cumulative catch-up adjustments to revenue that affect the corresponding contract asset or contract liability, including adjustments arising from a change in the measure of progress, a change in an estimate of the transaction price (including any changes in the assessment of whether an estimate of variable consideration is constrained), or a contract modification:
During the nine months ended September 26, 2020, an immaterial cumulative catch-up adjustment to revenue was recorded.
(iii) A change in the time frame for a right to consideration to become unconditional (that is, for a contract asset to be recorded as a client receivable):
Approximately 85% of unbilled revenue as of December 28, 2019 was billed during the nine months ended September 26, 2020.
(iv) A change in the time frame for a performance obligation to be satisfied (that is, for the recognition of revenue arising from a contract liability):
Approximately 80% of contract liabilities as of December 28, 2019 were recognized as revenue during the nine months ended September 26, 2020.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. SEGMENT INFORMATION
The Company’s three reportable segments are RMS, DSA, and Manufacturing. The following table presents revenue and other financial information by reportable segment:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(in thousands)
RMS
Revenue	$151,910	$132,546	$414,455	$405,772
Operating income	37,108	34,385	68,325	103,729
Depreciation and amortization	9,455	4,895	27,333	14,198
Capital expenditures	3,552	5,818	15,585	14,979
DSA
Revenue	$461,177	$420,079	$1,342,424	$1,179,793
Operating income	90,348	64,995	234,872	175,214
Depreciation and amortization	42,707	39,898	125,138	111,231
Capital expenditures	15,532	21,141	46,436	45,130
Manufacturing
Revenue	$130,213	$115,326	$376,064	$344,523
Operating income	48,246	39,253	132,288	103,893
Depreciation and amortization	6,655	5,990	19,257	17,577
Capital expenditures	5,787	6,421	13,985	14,299
Reconciliations of segment operating income, depreciation and amortization, and capital expenditures to the respective consolidated amounts are as follows:

	Operating Income		Depreciation and Amortization		Capital Expenditures
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(in thousands)
Three Months Ended:
Total reportable segments	$175,702	$138,633	$58,817	$50,783	$24,871	$33,380
Unallocated corporate	(42,949)	(45,831)	763	975	1,314	1,783
Total consolidated	$132,753	$92,802	$59,580	$51,758	$26,185	$35,163

Nine Months Ended:
Total reportable segments	$435,485	$382,836	$171,728	$143,006	$76,006	$74,408
Unallocated corporate	(131,683)	(140,474)	2,320	3,256	2,700	2,267
Total consolidated	$303,802	$242,362	$174,048	$146,262	$78,706	$76,675

Revenue for each significant product or service offering is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(in thousands)
RMS	$151,910	$132,546	$414,455	$405,772
DSA	461,177	420,079	1,342,424	1,179,793
Manufacturing	130,213	115,326	376,064	344,523
Total revenue	$743,300	$667,951	$2,132,943	$1,930,088

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of unallocated corporate expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(in thousands)
Stock-based compensation	$10,116	$8,752	$25,023	$27,744
Compensation, benefits, and other employee-related expenses	20,812	18,770	63,541	54,561
External consulting and other service expenses	3,088	4,156	10,474	12,060
Information technology	4,937	3,534	12,888	10,811
Depreciation	763	975	2,320	3,256
Acquisition and integration	2,124	5,679	9,976	23,621
Other general unallocated corporate	1,109	3,965	7,461	8,421
Total unallocated corporate expense	$42,949	$45,831	$131,683	$140,474
Other general unallocated corporate expense consists of costs associated with departments such as senior executives, corporate accounting, legal, tax, human resources, treasury, and investor relations.
Revenue by geographic area is as follows:

	U.S.	Europe	Canada	Asia Pacific	Other	Consolidated
	(in thousands)
Three Months Ended:
September 26, 2020	$406,975	$214,194	$78,995	$41,553	$1,583	$743,300
September 28, 2019	373,094	184,685	71,984	36,698	1,490	667,951

Nine Months Ended:
September 26, 2020	$1,196,605	$595,391	$227,171	$109,347	$4,429	$2,132,943
September 28, 2019	1,091,194	533,820	194,865	106,090	4,119	1,930,088
Included in the Other category above are operations located in Brazil and Israel. Revenue represents sales originating in entities physically located in the identified geographic area.
5. SUPPLEMENTAL BALANCE SHEET INFORMATION
The composition of trade receivables, net is as follows:

	September 26, 2020	December 28, 2019
	(in thousands)
Client receivables	$429,935	$395,740
Unbilled revenue	148,034	121,957
Total	577,969	517,697
Less: Allowance for doubtful accounts	(5,911)	(3,664)
Trade receivables, net	$572,058	$514,033

The composition of inventories is as follows:

	September 26, 2020	December 28, 2019
	(in thousands)
Raw materials and supplies	$26,300	$24,613
Work in process	34,672	35,852
Finished products	120,395	100,195
Inventories	$181,367	$160,660

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The composition of other current assets is as follows:

	September 26, 2020	December 28, 2019
	(in thousands)
Prepaid income tax	$70,258	$54,358
Short-term investments	963	941
Restricted cash	2,968	431
Other	300	300
Other current assets	$74,489	$56,030

The composition of other assets is as follows:

	September 26, 2020	December 28, 2019
	(in thousands)
Venture capital investments	$142,998	$108,983
Strategic equity investments	21,019	13,996
Life insurance policies	38,339	38,207
Other long-term income tax assets	21,376	20,570
Restricted cash	1,576	1,601
Other	22,230	29,258
Other assets	$247,538	$212,615
The composition of other current liabilities is as follows:

	September 26, 2020	December 28, 2019
	(in thousands)
Current portion of operating lease right-of-use liabilities	$24,870	$20,357
Accrued income taxes	36,978	26,066
Customer contract deposits	42,990	33,080
Other	22,780	11,095
Other current liabilities	$127,618	$90,598
The composition of other long-term liabilities is as follows:

	September 26, 2020	December 28, 2019
	(in thousands)
U.S. Transition Tax	$48,781	$52,066
Long-term pension liability, accrued executive supplemental life insurance retirement plan and deferred compensation plan	75,960	80,833
Long-term deferred revenue	19,123	20,983
Other	39,831	29,051
Other long-term liabilities	$183,695	$182,933

6. VENTURE CAPITAL AND STRATEGIC EQUITY INVESTMENTS
Venture capital investments were $143.0 million and $109.0 million as of September 26, 2020 and December 28, 2019, respectively. The Company’s total commitment to the venture capital funds as of September 26, 2020 was $130.8 million, of which the Company funded $92.0 million through that date. The Company received dividends totaling $6.3 million and $0.2 million for the three months ended September 26, 2020 and September 28, 2019, respectively. The Company received dividends totaling $9.6 million and $1.8 million for the nine months ended September 26, 2020 and September 28, 2019, respectively.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company recognized gains of $19.9 million and losses of $0.6 million related to the venture capital investments for the three months ended September 26, 2020 and September 28, 2019, respectively. The Company recognized gains of $31.6 million and $5.7 million related to the venture capital investments for the nine months ended September 26, 2020 and September 28, 2019, respectively.
The Company also invests, with minority positions, directly in equity of predominantly privately-held companies. Strategic equity investments were $21.0 million and $14.0 million as of September 26, 2020 and December 28, 2019, respectively. The Company recognized insignificant gains and losses for the three and nine months ended September 26, 2020 and September 28, 2019, respectively.
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
The fair value hierarchy level is determined by asset and class based on the lowest level of significant input. The observability of inputs may change for certain assets or liabilities. This condition could cause an asset or liability to be reclassified between levels. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the nine months ended September 26, 2020 and September 28, 2019, there were no transfers between levels.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 26, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$1,678	$—	$1,678
Other assets:
Life insurance policies	—	30,459	—	30,459
Total assets measured at fair value	$—	$32,137	$—	$32,137

Other current liabilities measured at fair value:
Contingent consideration	$—	$—	$2,220	$2,220
Total liabilities measured at fair value	$—	$—	$2,220	$2,220

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 28, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$—	$55,278	$—	$55,278
Other assets:
Life insurance policies	—	30,454	—	30,454
Total assets measured at fair value	$—	$85,732	$—	$85,732

Other current liabilities measured at fair value:
Contingent consideration	$—	$—	$712	$712
Foreign currency forward contract	—	876	—	876
Total liabilities measured at fair value	$—	$876	$712	$1,588
Contingent Consideration
The following table provides a rollforward of the contingent consideration related to previous business acquisitions. See Note 2, “Business Combinations.”

	Nine Months Ended
	September 26, 2020	September 28, 2019
	(in thousands)
Beginning balance	$712	$3,033
Additions	2,131	2,869
Payments	(230)	(5,252)
Adjustment of previously recorded contingent liability	(468)	—
Foreign currency	75	42
Ending balance	$2,220	$692
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

	September 26, 2020		December 28, 2019
	Book Value	Fair Value	Book Value	Fair Value
2026 Senior Notes	$500,000	$519,450	$500,000	$537,500
2028 Senior Notes	500,000	515,000	500,000	510,000

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill:

		Adjustments to Goodwill
	December 28, 2019	Acquisitions	Foreign Exchange	September 26, 2020
	(in thousands)
RMS	$56,586	$229,728	$618	$286,932
DSA	1,345,223	(629)	7,484	1,352,078
Manufacturing	138,756	—	(124)	138,632
Goodwill	$1,540,565	$229,099	$7,978	$1,777,642
The increase in goodwill during the nine months ended September 26, 2020 related primarily to the acquisitions of HemaCare and Cellero in the RMS reportable segment.
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	September 26, 2020			December 28, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Backlog	$28,875	$(28,382)	$493	$28,865	$(26,895)	$1,970
Technology	127,288	(74,045)	53,243	122,106	(57,737)	64,369
Trademarks and trade names	15,622	(5,374)	10,248	8,430	(4,901)	3,529
Other	20,600	(14,214)	6,386	18,279	(12,307)	5,972
Other intangible assets	192,385	(122,015)	70,370	177,680	(101,840)	75,840
Client relationships	1,116,222	(383,814)	732,408	934,668	(321,095)	613,573
Intangible assets	$1,308,607	$(505,829)	$802,778	$1,112,348	$(422,935)	$689,413
The increase in intangible assets, net during the nine months ended September 26, 2020 related primarily to the acquisitions of HemaCare and Cellero.
9. LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS
Long-term debt, net and finance leases consists of the following:

	September 26, 2020	December 28, 2019
	(in thousands)
Term loans	$160,938	$193,750
Revolving facility	836,767	676,134
2026 Senior Notes	500,000	500,000
2028 Senior Notes	500,000	500,000
Other debt	5,867	5,781
Finance leases (Note 16)	27,783	30,527
Total debt and finance leases	2,031,355	1,906,192
Less:
Current portion of long-term debt	45,017	35,548
Current portion of finance leases (Note 16)	2,929	2,997
Current portion of long-term debt and finance leases	47,946	38,545
Long-term debt and finance leases	1,983,409	1,867,647
Debt discount and debt issuance costs	(15,248)	(17,981)
Long-term debt, net and finance leases	$1,968,161	$1,849,666
As of September 26, 2020 and December 28, 2019, the weighted average interest rate on the Company’s debt was 3.21% and 3.46%, respectively.

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
The Credit Facility includes certain customary representations and warranties, events of default, notices of material adverse changes to the Company’s business and negative and affirmative covenants. These covenants include (1) maintenance of a ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) less capital expenditures to consolidated cash interest expense, for any period of four consecutive fiscal quarters, of no less than 3.50 to 1.0 as well as (2) maintenance of a ratio of consolidated indebtedness to consolidated EBITDA for any period of four consecutive fiscal quarters, of no more than 4.00 to 1.0. As of September 26, 2020, the Company was compliant with all covenants.
The obligations of the Company under the Credit Facility are collateralized by substantially all of the assets of the Company.
During the nine months ended September 26, 2020 and September 28, 2019, the Company had multiple U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Company’s Credit Facility, which ranged from $300 million to $400 million. This resulted in foreign currency losses recognized in Other income, net of $4.2 million and $14.9 million during the nine months ended September 26, 2020 and September 28, 2019, respectively, related to the remeasurement of the underlying debt. The Company entered into foreign exchange forward contracts to limit its foreign currency exposures related to these borrowings and recognized gains of $6.1 million and $21.6 million during the nine months ended September 26, 2020 and September 28, 2019, respectively, within Interest expense. As of September 26, 2020, the Company did not have any outstanding borrowings in a currency different than its respective functional currency. See Note 14, “Foreign Currency Contracts”, for further discussion.
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
Letters of Credit
As of September 26, 2020 and December 28, 2019, the Company had $8.1 million and $7.5 million, respectively, in outstanding letters of credit.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EQUITY AND NONCONTROLLING INTERESTS
Earnings Per Share
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(in thousands)
Numerator:
Net income	$102,611	$73,552	$221,116	$173,549
Less: Net (expense) income attributable to noncontrolling interests	(298)	742	3	1,878
Net income attributable to common shareholders	$102,909	$72,810	$221,113	$171,671

Denominator:
Weighted-average shares outstanding - Basic	49,703	48,818	49,482	48,682
Effect of dilutive securities:
Stock options, restricted stock units and performance share units	999	897	889	945
Weighted-average shares outstanding - Diluted	50,702	49,715	50,371	49,627
Options to purchase 0.3 million and 0.4 million shares for the three months ended September 26, 2020 and September 28, 2019, respectively, as well as a non-significant number of restricted stock units (RSUs) and performance share units (PSUs), were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Options to purchase 0.3 million and 0.4 million shares for the nine months ended September 26, 2020 and September 28, 2019, respectively, as well as a non-significant number of RSUs and PSUs, were not included in computing diluted earnings per share because their inclusion would have been anti-dilutive. Basic weighted-average shares outstanding for the nine months ended September 26, 2020 and September 28, 2019 excluded the impact of 0.9 million and 1.0 million shares of non-vested RSUs and PSUs, respectively.
Treasury Shares
During the nine months ended September 26, 2020 and September 28, 2019, the Company did not repurchase any shares under its authorized stock repurchase program. As of September 26, 2020, the Company had $129.1 million remaining on the authorized stock repurchase program.
The Company’s stock-based compensation plans permit the netting of common stock upon vesting of RSUs and PSUs in order to satisfy individual statutory tax withholding requirements. During the nine months ended September 26, 2020 and September 28, 2019, the Company acquired 0.1 million shares for $23.9 million and 0.1 million shares for $18.0 million, respectively, from such netting.
Accumulated Other Comprehensive Income (Loss)
Changes to each component of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Foreign Currency Translation Adjustment and Other	Pension and Other Post-Retirement Benefit Plans	Total
	(in thousands)
December 28, 2019	$(87,578)	$(90,441)	$(178,019)
Other comprehensive loss before reclassifications	(18,388)	—	(18,388)
Amounts reclassified from accumulated other comprehensive loss	—	4,150	4,150
Net current period other comprehensive income (loss)	(18,388)	4,150	(14,238)
Income tax expense	2,135	889	3,024
September 26, 2020	$(108,101)	$(87,180)	$(195,281)

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nonredeemable Noncontrolling Interest
The Company has an investment in an entity whose financial results are consolidated in the Company’s unaudited condensed consolidated financial statements, as it has the ability to exercise control over this entity. The interest of the noncontrolling party in this entity has been recorded as noncontrolling interest within Equity in the accompanying unaudited condensed consolidated balance sheets. The activity within the nonredeemable noncontrolling interest was immaterial during the three and nine months ended September 26, 2020 and September 28, 2019.
Redeemable Noncontrolling Interests
The Company has a 92% equity interest in Vital River with an 8% redeemable noncontrolling interest. The Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 8% equity interest at a contractually defined redemption value, subject to a redemption floor, which represents a derivative embedded within the equity instrument. These rights are exercisable beginning in 2022 and are accelerated in certain events. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value ($15.6 million as of September 26, 2020) and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 8% interest, the noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities. The amount that the Company could be required to pay to purchase the remaining 8% equity interest is not limited.
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
In 2019, the Company acquired an 80% equity interest in a supplier that is fully consolidated under the voting interest model, which includes a 20% redeemable noncontrolling interest. The Company has the right to purchase, and the noncontrolling interest holders have the right to sell, the remaining 20% equity interest at its appraised value. These rights are exercisable beginning in 2022. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the appraised value and the carrying amount adjusted for net income (loss) attributable to the noncontrolling interest or a predetermined floor value. As the noncontrolling interest holders have the ability to require the Company to purchase the remaining 20% interest, the noncontrolling interest is classified in the mezzanine section of the unaudited condensed consolidated balance sheets, which is presented above the equity section and below liabilities. The amount that the Company could be required to pay to purchase the remaining 20% equity interest is not limited.
The following table provides a rollforward of the activity related to the Company’s redeemable noncontrolling interests:

	Nine Months Ended
	September 26, 2020	September 28, 2019
	(in thousands)
Beginning balance	$28,647	$18,525
Acquisition of noncontrolling interest	(3,732)	—
Adjustment to Vital River redemption value (three months ended March 30, 2019)	—	1,451
Purchase of Vital River 5% equity interest	—	(8,745)
Change in fair value of Vital River 8% equity interest, included in additional-paid-in-capital	—	2,708
Modification of Vital River 8% purchase option	—	2,196
Acquisition of a 10% non-controlling interest through acquiring Citoxlab	—	4,035
Acquisition of a 20% non-controlling interest through acquiring a supplier	—	8,740
Net (loss) income attributable to noncontrolling interests	(1,278)	249
Foreign currency translation	396	(814)
Ending balance	$24,033	$28,345

11. INCOME TAXES
The Company’s effective tax rates for the three months ended September 26, 2020 and September 28, 2019 were 24.1% and (0.4)%, respectively. The Company’s effective tax rates for the nine months ended September 26, 2020 and September 28, 2019

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

were 19.5% and 12.6%, respectively. For the three and nine months ended September 26, 2020, the increase in the effective tax rates from the prior year periods were primarily related to the recognition of $20.4 million of deferred tax assets expected to be utilized as a result of changes to the Company’s international financing structure during the three months ended September 28, 2019. Partially offsetting the increase for the nine months ended September 26, 2020 was an increased tax benefit from stock-based compensation deductions in 2020 compared to the corresponding period in 2019.
For the three months ended September 26, 2020, the Company’s unrecognized tax benefits increased by $0.5 million to $18.4 million, primarily due to an additional quarter of Canadian Scientific Research and Experimental Development Credit Reserves, partially offset by audit settlements of prior period positions. For the three months ended September 26, 2020, the amount of unrecognized income tax benefits that would impact the effective tax rate increased by $0.9 million to $16.0 million for the same reasons discussed above. The accrued interest on unrecognized tax benefits was $2.2 million at September 26, 2020. The Company estimates that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $1.0 million over the next twelve-month period, primarily due to expiring statutes of limitations.
The Company conducts business in a number of tax jurisdictions. As a result, it is subject to tax audits on a regular basis including, but not limited to, such major jurisdictions as the U.S., the U.K., China, France, Germany, and Canada. With few exceptions, the Company is no longer subject to U.S. and international income tax examinations for years before 2017.
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
12. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The following table provides the components of net periodic cost for the Company’s pension, deferred compensation and executive supplemental life insurance retirement plans:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(in thousands)
Service cost	$797	$701	$2,392	$2,088
Interest cost	2,355	2,902	7,064	8,652
Expected return on plan assets	(2,981)	(3,236)	(8,944)	(9,706)
Amortization of prior service cost (credit)	(125)	92	(376)	274
Amortization of net loss	1,586	489	4,758	1,466
Other adjustments	125	—	375	—
Net periodic cost	$1,757	$948	$5,269	$2,774
Service cost is recorded as an operating expense within the accompanying unaudited condensed consolidated statements of income. All other components of net periodic costs are recorded in Other expense, net in the accompanying unaudited condensed consolidated statements of income. The net periodic cost for the Company’s other post-retirement benefit plan for the three and nine months ended September 26, 2020 and September 28, 2019 was not significant.
U.S. Pension Plan Termination
The Charles River Laboratories, Inc. Pension Plan (U.S. Pension Plan) is a qualified, non-contributory defined benefit plan covering certain U.S. employees. The U.S. Pension Plan was amended in 2002 to exclude new participants and in 2008 the accrual of benefits was frozen. In January 2019, the Company commenced the process to terminate this plan and received regulatory approval in April 2020. In October 2020, the Company settled all remaining benefits directly with vested participants through either lump sum payouts or the purchase of a group annuity contract from a qualified insurance company to administer all future payments. Prior to the settlement, the U.S. Pension Plan was underfunded with a benefit obligation of approximately $94 million and plan assets of approximately $93 million. In the fourth quarter of fiscal year 2020, the Company made a contribution of approximately $1 million to fully fund this plan to cover the lump sum payments, purchase the group annuity contract, and settle remaining termination costs. Upon settlement of the pension liability, the Company recognized a non-cash settlement charge of approximately $10 million related to pension losses, reclassified from accumulated other comprehensive loss to other expense in the Company's consolidated statement of income subsequent to September 26, 2020.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock, RSUs, and PSUs.
The following table provides stock-based compensation by the financial statement line item in which it is reflected:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(in thousands)
Cost of revenue	$3,261	$2,354	$7,616	$6,792
Selling, general and administrative	13,609	11,671	33,357	36,637
Stock-based compensation, before income taxes	16,870	14,025	40,973	43,429
Provision for income taxes	(2,508)	(2,166)	(6,047)	(7,068)
Stock-based compensation, net of income taxes	$14,362	$11,859	$34,926	$36,361
During the nine months ended September 26, 2020, the Company granted stock options representing 0.3 million common shares with a per-share weighted-average grant date fair value of $53.20, RSUs representing 0.2 million common shares with a per-share weighted-average grant date fair value of $178.76, and PSUs representing 0.1 million common shares with a per-share weighted-average grant date fair value of $210.55. The maximum number of common shares to be issued upon vesting of PSUs granted during the nine months ended September 26, 2020 is 0.2 million.
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
The Company had no open forward contracts related to a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency at September 26, 2020 or December 28, 2019. Additionally, the Company did not enter into any these contracts during the three months ended September 26, 2020.
The following table summarizes the effect of the foreign exchange forward contracts entered into to limit the Company’s foreign currency exposure related to U.S. dollar denominated loans borrowed by a non-U.S. Euro functional currency entity under the Credit Facility on the Company’s unaudited condensed consolidated statements of income:

	September 26, 2020		September 28, 2019
Location of gain (loss)	Financial statement caption amount	Amount of gain (loss)	Financial statement caption amount	Amount of gain (loss)
	(in thousands)
Three Months Ended:
Interest expense	$(18,867)	$—	$(5,698)	$14,311
Nine Months Ended:
Interest expense	$(53,286)	$6,067	$(36,520)	$21,622

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
The Company entered into foreign currency forward contracts during 2020 and 2019. One contract remained open at December 28, 2019, which had a duration of less than one month and is recorded at fair value in the Company’s accompanying unaudited condensed consolidated balance sheets. The Company did not have any open foreign currency forward contracts

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related to certain intercompany loans at September 26, 2020. The notional amount and fair value of the open contract is summarized as follows:

December 28, 2019
Notional Amount	Fair Value	Balance Sheet Location
(in thousand)
$115,038	$(876)	Other current liabilities

The following table summarizes the effect of the foreign exchange forward contracts in connection with certain intercompany loans on the Company’s unaudited condensed consolidated statements of income:

	September 26, 2020		September 28, 2019
Location of gain (loss)	Financial statement caption amount	Amount of gain (loss)	Financial statement caption amount	Amount of gain (loss)
	(in thousands)
Three Months Ended:
Other income (expense), net	$21,211	$—	$(14,254)	$840
Nine Months Ended:
Other income (expense), net	$23,400	$(892)	$(8,161)	$1,358

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

	Three Months Ended
	September 26, 2020			September 28, 2019
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
	(in thousands)
Cost of services provided and products sold (excluding amortization of intangible assets)	$606	$300	$906	$435	$180	$615
Selling, general and administrative	212	462	674	2,038	—	2,038
Total	$818	$762	$1,580	$2,473	$180	$2,653

	Nine Months Ended
	September 26, 2020			September 28, 2019
	Severance and Transition Costs	Asset Impairments and Other Costs	Total	Severance and Transition Costs	Asset Impairments and Other Costs	Total
Cost of services provided and products sold (excluding amortization of intangible assets)	$4,152	$558	$4,710	$1,074	$1,685	$2,759
Selling, general and administrative	2,384	3,395	5,779	3,110	18	3,128
Total	$6,536	$3,953	$10,489	$4,184	$1,703	$5,887

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents restructuring costs by reportable segment for these productivity improvement initiatives:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(in thousands)
RMS	$(33)	$381	$727	$1,323
DSA	1,074	1,843	7,572	2,529
Manufacturing	503	429	2,154	2,035
Unallocated corporate	36	—	36	—
Total	$1,580	$2,653	$10,489	$5,887

Rollforward of restructuring activities
The following table provides a rollforward for all of the Company’s severance and transition costs, and lease obligation liabilities related to all restructuring activities:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(in thousands)
Beginning balance	$7,199	$2,758	$6,405	$2,921
Expense (excluding non-cash charges)	1,069	2,653	7,943	5,508
Payments / utilization	(1,592)	(1,604)	(7,509)	(4,608)
Foreign currency adjustments	42	(24)	(121)	(38)
Ending balance	$6,718	$3,783	$6,718	$3,783
As of September 26, 2020 and September 28, 2019, $6.8 million and $3.8 million of severance and other personnel related costs liabilities and lease obligation liabilities, respectively, were included in accrued compensation and accrued liabilities within the Company’s unaudited condensed consolidated balance sheets and less than $0.1 million and zero, respectively, were included in other long-term liabilities within the Company’s unaudited condensed consolidated balance sheets.
16. LEASES
Operating and Finance Leases
Right-of-use lease assets and lease liabilities are reported in the Company’s unaudited condensed consolidated balance sheets as follows:

	September 26, 2020	December 28, 2019
	(in thousands)
Operating leases
Operating lease right-of-use assets, net	$168,379	$140,085

Other current liabilities	$24,870	$20,357
Operating lease right-of-use liabilities	146,578	116,252
Total operating lease liabilities	$171,448	$136,609

Finance leases
Property, plant and equipment, net	$30,247	$32,519

Current portion of long-term debt and finance leases	$2,929	$2,997
Long-term debt, net and finance leases	24,854	27,530
Total finance lease liabilities	$27,783	$30,527

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of operating and finance lease costs were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(in thousands)
Operating lease costs	$8,416	$7,839	$24,387	$23,433
Finance lease costs:
Amortization of right-of-use assets	966	1,070	2,853	2,921
Interest on lease liabilities	323	360	986	1,001
Short-term lease costs	530	256	1,644	652
Variable lease costs	1,556	646	3,669	1,911
Sublease income	(440)	(383)	(1,216)	(474)
Total lease costs	$11,351	$9,788	$32,323	$29,444
Other information related to leases was as follows:
Supplemental cash flow information

	Nine Months Ended
	September 26, 2020	September 28, 2019
	(in thousands)
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,959	$20,084
Operating cash flows from finance leases	986	1,058
Finance cash flows from finance leases	3,474	2,862

Non-cash leases activity:
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$50,491	$20,805
Right-of-use lease assets obtained in exchange for new finance lease liabilities	735	4,741

Lease term and discount rate

As of
September 26, 2020
Weighted-average remaining lease term (in years)
Operating lease	8.24
Finance lease	12.60
Weighted-average discount rate
Operating lease	4.16
Finance lease	4.52

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

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 26, 2020, maturities of operating and finance lease liabilities for each of the following five years and a total thereafter were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2020 (excluding the nine months ended September 26, 2020)	$7,846	$1,134
2021	30,704	3,904
2022	26,432	3,342
2023	23,321	3,030
2024	22,636	2,810
Thereafter	94,238	22,511
Total minimum future lease payments	205,177	36,731
Less: Imputed interest	33,729	8,948
Total lease liabilities	$171,448	$27,783

Total minimum future lease payments (predominantly operating leases) of approximately $70 million for leases that have not commenced as of September 26, 2020, as the Company does not yet control the underlying assets, are not included in the unaudited condensed consolidated financial statements. These leases are expected to commence between fiscal years 2020 and 2024 with lease terms of approximately 8 to 16 years.
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
COVID-19
Overview
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. The COVID-19 pandemic is dynamic and expanding, and its ultimate scope, duration and effects are uncertain. This pandemic has had and may continue to result in direct and indirect adverse effects on our industry and customers, which in turn has impacted our business, results of operations, and financial condition. Further, the COVID-19 pandemic may also affect our operating and financial results in ways that are and are not presently known to us, or that we currently do not expect to present significant risks to our operations or financial results but which may in fact turn out to negatively affect us to a magnitude greater than anticipated. Refer to Item 1A, Risk Factors, included herein for risk factors reflecting the impact of the COVID-19 pandemic. Giving consideration to each of these risk factors, the following is our current estimate and belief of the impact of the COVID-19 pandemic during the three and nine months ended September 26, 2020 and how it may continue to affect us in subsequent periods.
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
Our RMS business was meaningfully impacted by the COVID-19 pandemic during the nine months ended September 26, 2020. The impact accelerated during March 2020 and continued during the three months ended June 27, 2020. Demand for research models declined due primarily to the physical shutdown of our client’s facilities, principally academic institutions. While many of our clients are deemed essential businesses as well, we experienced a slowdown, initially in China in January 2020, and then across Europe and North America later in the three months ended March 28, 2020, as measures were implemented by various governments to slow the spread of the COVID-19 pandemic. This trend of reduced demand for research models continued during the three months ended June 27, 2020, which negatively impacted revenue, operating income, operating income margins, and cash flows. During the three months ended September 26, 2020, we experienced an increase in demand as our clients reopened impacted sites and resumed their research activity, which positively impacted revenue, operating income, operating income margins, and cash flows. Research models services, specifically our GEMS and Insourcing Solutions businesses, experienced higher revenues in the nine months ended September 26, 2020 compared to the corresponding prior period and were not as adversely impacted by the COVID-19 pandemic.
Our DSA business was not significantly impacted by the COVID-19 pandemic during the nine months ended September 26, 2020. Towards the end of the first fiscal quarter of 2020, we experienced some client work shifting towards subsequent quarters of fiscal year 2020 due to the various actions and restrictions put in place by governments around the world intended to slow the spread of the COVID-19 pandemic. The work performed in our Discovery Services and Safety Assessment businesses are largely dependent on our internal sites being open. Therefore, to the extent that clients require work to be completed, we have been able to continue to meet client demands and perform the work so long as our work force at the specific site the work is done is not significantly adversely impacted by the COVID-19 pandemic. This trend is expected to continue as government actions to slow the spread of the COVID-19 pandemic begin to subside, employees return to work, and economies across the world begin to reopen. Costs of supply have and may continue to increase as we procure the materials required to perform our work.
Our Manufacturing business was not significantly impacted by the COVID-19 pandemic during the nine months ended September 26, 2020, however, some of our customers experienced disruptions in their manufacturing operations, which resulted in delays in instrument installations in our Microbial Solutions business. We expect Manufacturing products, such as Microbial Solutions endotoxin products and Avian products, to see continued demand through the remainder of fiscal 2020. Our Biologics testing facilities remain open and performing services for our clients. Similar to our other services businesses, our ability to perform work is contingent on our internal facilities and our work force not being significantly adversely impacted by the COVID-19 pandemic. We expect a small adverse impact to our revenue growth, operating income, operating income margin and cash flows through the rest of the year.
Liquidity, capital and financial resources
We require cash to fund working capital needs as well as capital expansion, acquisitions, venture capital and strategic investments, debt obligations, leases, and pension obligations. The principal sources of liquidity have been cash flows from operations, supplemented by long-term borrowings. In fiscal year 2019, we issued $500 million Senior Notes, repaid part of our term loan for $500 million, and increased our multi-currency revolving facility by $500 million, from $1.55 billion to $2.1 billion. As of September 26, 2020, we had $2.0 billion of debt and finance leases outstanding, of which $47.9 million is current. Available on the revolving line of credit (Revolver) is $1.2 billion, which matures on March 26, 2023 and does not require scheduled payments before that date should additional borrowings occur. The term loan facility matures in 19 quarterly installments with the last installment due March 26, 2023. The Senior Notes become due in 2026 and 2028.
Due to the uncertainty resulting from the COVID-19 pandemic, we borrowed an additional $150 million from the Revolver during the three months ended March 28, 2020 to protect against any prolonged adverse impacts on liquidity markets. While there remains uncertainty for the remainder of 2020, we currently do not anticipate needing to use these borrowings to fund operations and these funds were repaid during the three months ended September 26, 2020. We expect to generate cash inflows from our operating activities sufficient to satisfy our working capital needs as well as to service our debt, pension, and venture capital obligations. Due to this higher debt, we incurred immaterially higher interest expense. We do not currently anticipate we will need to borrow additional funds during 2020. However, we have analyzed the cash flows and debt balances noting there is significant capacity on the remaining Revolver assuming we achieve the results of operations consistent with what we have described herein. Accordingly, we do not anticipate a material risk of non-compliance with our debt covenants based on our current estimate of future earnings.
Our debt levels consist of a combination of fixed and variable debt, which include $1.0 billion of fixed senior notes (2026 and 2028 Senior Notes). To protect against adverse liquidity concerns, there are various mechanisms for us to improve cash flows. To date we have implemented cost reduction plans including delaying compensation related increases, implementing hiring restrictions, reducing working hours, reducing all non-essential travel, and reducing certain discretionary spending. Beginning in the third fiscal quarter of 2020, we reinstated certain annual compensation increases, which had previously been delayed from the beginning of the second quarter of 2020. Additionally, we had temporarily slowed our investment activity, including acquisitions and capital projects, but have since resumed certain of those activities, including the acquisition of Cellero, LLC (Cellero) during the third fiscal quarter of 2020.
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
Internal controls over financial reporting in a remote work environment
Internal controls over financial reporting are a focus for us to ensure they continue to be designed and operating effectively. As of September 26, 2020 and through the issuance of these unaudited condensed consolidated financial statements, we did not have any material changes to our internal controls over financial reporting. For personnel responsible for internal control activities and working remote, the ability to work effectively enabled us to continue to maintain effective internal control over financial reporting. System and efficiency programs implemented in recent years, as well as those implemented as part of business continuity plans, have enabled us to effectively complete our financial reporting process in a similar way we completed it prior to the COVID-19 pandemic despite a largely remote working environment. Although there is uncertainty over the duration of the COVID-19 pandemic disruption, we do not anticipate any adverse impact to relevant systems or to the operating effectiveness of internal controls over financial reporting.
Recent Acquisitions
Our strategy is to augment internal growth of existing businesses with complementary acquisitions. Our recent acquisitions are described below.
On August 6, 2020, we acquired Cellero, a provider of cellular products for cell therapy developers and manufacturers worldwide. The addition of Cellero enhances our unique, comprehensive solutions for the high-growth cell therapy market, strengthening our ability to help accelerate clients’ critical programs from basic research and proof-of-concept to regulatory approval and commercialization. It also expands our access to high-quality, human-derived biomaterials with Cellero’s donor sites in the United States. The purchase price for Cellero was $37.5 million in cash. The acquisition was funded through cash on hand. This business is reported as part of our RMS reportable segment.
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
Overview of Results of Operations and Liquidity
Revenue for the three months ended September 26, 2020 was $743.3 million compared to $668.0 million in the corresponding period in 2019. This increase of $75.3 million, or 11.3%, was primarily due to the recent acquisition of HemaCare as well as growth in our DSA and Manufacturing segments, and by the positive effect of changes in foreign currency exchange rates which increased revenue by $8.4 million, or 1.3%, when compared to the corresponding period in 2019. Revenue for the nine months ended September 26, 2020 was $2.1 billion compared to $1.9 billion in the corresponding period in 2019. The increase of $202.8 million, or 10.5%, was primarily due to the reasons described above and was partially offset by a reduction in RMS product revenue due to the impact of the COVID-19 pandemic when compared to the corresponding period in 2019.
In the three months ended September 26, 2020, our operating income and operating income margin were $132.8 million and 17.9%, respectively, compared with $92.8 million and 13.9%, respectively, in the corresponding period of 2019. The increases in operating income and operating income margin were primarily due to higher DSA and Manufacturing operating income and operating income margins, partially offset by increased amortization of intangible assets related to our recent acquisition of HemaCare. In the nine months ended September 26, 2020, our operating income and operating margin were $303.8 million and 14.2%, respectively, compared with $242.4 million and 12.6%, respectively, in the corresponding period of 2019. The increases in operating income and operating income margin were primarily due to contributions from our DSA and Manufacturing segments and lower acquisition related costs compared to the corresponding period in 2019, partially offset by lower RMS operating income and operating income margin due to the impact of the COVID-19 pandemic, as well as increased amortization of intangible assets related to our recent acquisition of HemaCare.
Net income attributable to common shareholders increased to $102.9 million in the three months ended September 26, 2020, from $72.8 million in the corresponding period of 2019. The increase in Net income attributable to common shareholders was primarily due the increase in operating income described above, as well as higher net gains on our venture capital investments in 2020 as compared to net losses on our venture capital investments in the corresponding period in 2019. Net income attributable to common shareholders increased to $221.1 million in the nine months ended September 26, 2020, from $171.7 million in the corresponding period of 2019. The increase in Net income attributable to common shareholders was primarily due to higher operating income mentioned above and higher net gains on our venture capital investments compared to the corresponding period in 2019.
During the first nine months of 2020, our cash flows from operations was $408.2 million compared with $300.3 million for the same period in 2019. The increase was driven by higher net income and certain favorable changes in working capital items, including favorable timing of certain government deferrals of income and payroll tax payments, and deferrals of certain compensation related items in response to the COVID-19 pandemic; partially offset by the timing of vendor and supplier payments compared to the same period in 2019.
Results of Operations
Three Months Ended September 26, 2020 Compared to the Three Months Ended September 28, 2019
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Three Months Ended
	September 26, 2020	September 28, 2019	$ change	% change
	(in millions, except percentages)
Service revenue	$580.8	$523.2	$57.6	11.0%
Product revenue	162.5	144.8	17.7	12.3%
Total revenue	$743.3	$668.0	$75.3	11.3%

	Three Months Ended
	September 26, 2020	September 28, 2019	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$151.9	$132.6	$19.3	14.6%	1.5%
DSA	461.2	420.1	41.1	9.8%	1.2%
Manufacturing	130.2	115.3	14.9	12.9%	1.4%
Total revenue	$743.3	$668.0	$75.3	11.3%	1.3%
The following table presents operating income by reportable segment:

	Three Months Ended
	September 26, 2020	September 28, 2019	$ change	% change
	(in millions, except percentages)
RMS	$37.1	$34.4	$2.7	7.9%
DSA	90.4	65.0	25.4	39.0%
Manufacturing	48.2	39.2	9.0	22.9%
Unallocated corporate	(42.9)	(45.8)	2.9	(6.3)%
Total operating income	$132.8	$92.8	$40.0	43.0%
Operating income % of revenue	17.9%	13.9%		4.0%

The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Three Months Ended
	September 26, 2020	September 28, 2019	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$151.9	$132.6	$19.3	14.6%	1.5%
Cost of revenue (excluding amortization of intangible assets)	89.3	81.9	7.4	9.1%
Selling, general and administrative	21.5	16.0	5.5	34.8%
Amortization of intangible assets	4.0	0.3	3.7	1,076.2%
Operating income	$37.1	$34.4	$2.7	7.9%
Operating income % of revenue	24.4%	25.9%		(1.5)%
RMS revenue increased $19.3 million due primarily to the acquisitions of HemaCare and Cellero which contributed $12.8 million and $1.9 million, respectively, to research model product revenue; higher research model services revenue, specifically our GEMS and Insourcing Solutions businesses; and the effect of changes in foreign currency exchange rates. Partially offsetting these increases were lower research model product revenue in North America due to the impact of the COVID-19 pandemic.
RMS operating income increased $2.7 million compared to the corresponding period in 2019. RMS operating income as a percentage of revenue for the three months ended September 26, 2020 was 24.4%, a decrease of 1.5% from 25.9% for the corresponding period in 2019. Operating income increased primarily due to higher revenue described above. Operating income as a percentage of revenue decreased primarily due to increased amortization of intangible assets in connection with our recent acquisitions of HemaCare and Cellero.
DSA

	Three Months Ended
	September 26, 2020	September 28, 2019	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$461.2	$420.1	$41.1	9.8%	1.2%
Cost of revenue (excluding amortization of intangible assets)	306.4	285.8	20.6	7.2%
Selling, general and administrative	42.4	48.0	(5.6)	(11.7)%
Amortization of intangible assets	22.0	21.3	0.7	3.8%
Operating income	$90.4	$65.0	$25.4	39.0%
Operating income % of revenue	19.6%	15.5%		4.1%
DSA revenue increased $41.1 million due primarily to service revenue which increased in both the Safety Assessment and Discovery Services businesses due to demand from biotechnology clients and the effect of changes in foreign currency exchange rates. DSA revenue was not significantly impacted by the COVID-19 pandemic during the three months ended September 26, 2020.
DSA operating income increased $25.4 million during the three months ended September 26, 2020 compared to the corresponding period in 2019. DSA operating income as a percentage of revenue for the three months ended September 26, 2020 was 19.6%, an increase of 4.1% from 15.5% for the corresponding period in 2019. Operating income and operating income as a percentage of revenue increased primarily due to the higher revenue described above, realizing the benefit from operating efficiency initiatives; implementing cost controls associated with the COVID-19 pandemic; and lower acquisition related and severance costs compared to the same period in 2019, primarily impacting selling, general and administrative costs.

Manufacturing

	Three Months Ended
	September 26, 2020	September 28, 2019	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$130.2	$115.3	$14.9	12.9%	1.4%
Cost of revenue (excluding amortization of intangible assets)	58.4	54.1	4.3	7.8%
Selling, general and administrative	21.4	19.7	1.7	8.7%
Amortization of intangible assets	2.2	2.3	(0.1)	(2.4)%
Operating income	$48.2	$39.2	$9.0	22.9%
Operating income % of revenue	37.1%	34.0%		3.1%
Manufacturing revenue increased $14.9 million due primarily to higher service revenue in the Biologics business due to our facility in Pennsylvania being fully operational in 2020 compared to 2019 where work continued to be transitioned from a legacy facility; higher product revenue in our Microbial Solutions business; higher demand for products in our Avian business; and the effect of changes in foreign currency exchange rates; partially offset by delays in instrument installations caused by the COVID-19 pandemic. Overall, Manufacturing revenue was not significantly impacted by the COVID-19 pandemic during the three months ended September 26, 2020.
Manufacturing operating income increased $9.0 million during the three months ended September 26, 2020 compared to the corresponding period in 2019. Manufacturing operating income as a percentage of revenue for the three months ended September 26, 2020 was 37.1%, an increase of 3.1% from 34.0% for the corresponding period in 2019. The increases were due primarily to higher revenue as well as improved production efficiencies, including the absence of duplicative Biologics facilities in 2020 compared to 2019, and the impact of operating efficiencies in the three months ended September 26, 2020 compared to the same period in 2019.
Unallocated Corporate

	Three Months Ended
	September 26, 2020	September 28, 2019	$ change	% change
	(in millions, except percentages)
Unallocated corporate	$42.9	$45.8	$(2.9)	(6.3)%
Unallocated corporate % of revenue	5.8%	6.9%		(1.1)%
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The decrease in unallocated corporate costs of $2.9 million, or 6.3%, compared to the corresponding period in 2019 is predominantly associated with decreased costs associated with the evaluation and integration of our recent acquisition activity. Costs as a percentage of revenue for the three months ended September 26, 2020 was 5.8%, a decrease of 1.1% from 6.9% for the corresponding period in 2019.
Interest Income
Interest income, which represents earnings on cash, cash equivalents, and time deposits was $0.2 million and $0.4 million for the three months ended September 26, 2020 and the corresponding period in 2019, respectively.
Interest Expense
Interest expense for the three months ended September 26, 2020 was $18.9 million, an increase of $13.2 million, or 231.1%, compared to $5.7 million for the corresponding period in 2019. The increase results from a foreign currency gain recognized in connection with a debt-related foreign exchange forward contract in the three months ended September 28, 2019 that did not recur in the three months ended September 26, 2020.
Other Income (Expense), Net
Other income, net, was $21.2 million for the three months ended September 26, 2020, an increase of $35.5 million, compared to Other expense, net of $14.3 million for the corresponding period in 2019. The increase was due primarily to net gains on our venture capital investments for the three months ended September 26, 2020 as compared to net losses for these investments in the corresponding period in 2019. The increase was also due to foreign currency losses recognized in connection with a U.S. dollar denominated loan borrowed by a non-U.S. entity with a different functional currency in the three months ended September 28, 2019 that did not recur in the three months ended September 26, 2020.
Income Taxes
Income tax expense for the three months ended September 26, 2020 was $32.7 million, an increase of $33.0 million compared to an income tax benefit of $0.3 million for the corresponding period in 2019. Our effective tax rate was 24.1% for the three months ended September 26, 2020, compared to (0.4)% for the corresponding period in 2019. The increase in our effective tax rate in the 2020 period compared to the 2019 period was primarily related to the recognition of $20.4 million of deferred tax assets expected to be utilized as a result of changes to the Company’s international financing structure during the three months ended September 28, 2019.
Nine Months Ended September 26, 2020 Compared to the Nine Months Ended September 28, 2019
Revenue and Operating Income
The following tables present consolidated revenue by type and by reportable segment:

	Nine Months Ended
	September 26, 2020	September 28, 2019	$ change	% change
	(in millions, except percentages)
Service revenue	$1,677.9	$1,480.0	$197.9	13.4%
Product revenue	455.0	450.1	4.9	1.1%
Total revenue	$2,132.9	$1,930.1	$202.8	10.5%

	Nine Months Ended
	September 26, 2020	September 28, 2019	$ change	% change	Impact of FX
	(in millions, except percentages)
RMS	$414.4	$405.8	$8.6	2.1%	—%
DSA	1,342.4	1,179.8	162.6	13.8%	—%
Manufacturing	376.1	344.5	31.6	9.2%	(0.5)%
Total revenue	$2,132.9	$1,930.1	$202.8	10.5%	—%
The following table presents operating income by reportable segment:

	Nine Months Ended
	September 26, 2020	September 28, 2019	$ change	% change
	(in millions, except percentages)
RMS	$68.3	$103.7	$(35.4)	(34.1)%
DSA	234.9	175.2	59.7	34.0%
Manufacturing	132.3	103.9	28.4	27.3%
Unallocated corporate	(131.7)	(140.4)	8.7	(6.3)%
Total operating income	$303.8	$242.4	$61.4	25.4%
Operating income % of revenue	14.2%	12.6%		1.6%

The following presents and discusses our consolidated financial results by each of our reportable segments:
RMS

	Nine Months Ended
	September 26, 2020	September 28, 2019	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$414.4	$405.8	$8.6	2.1%	—%
Cost of revenue (excluding amortization of intangible assets)	274.2	248.8	25.4	10.2%
Selling, general and administrative	60.5	52.2	8.3	15.9%
Amortization of intangible assets	11.4	1.1	10.3	1,002.1%
Operating income	$68.3	$103.7	$(35.4)	(34.1)%
Operating income % of revenue	16.5%	25.6%		(9.1)%
RMS revenue increased $8.6 million due primarily to the recent acquisitions of HemaCare and Cellero, which contributed $31.5 million and $1.9 million, respectively, to revenue growth; and higher research model services revenue, specifically our Insourcing Solutions and GEMS businesses. Partially offsetting these increases were lower research model product revenue in North America, Europe, and Asia due to the impact of the COVID-19 pandemic.

RMS operating income decreased $35.4 million compared to the corresponding period in 2019. RMS operating income as a percentage of revenue for the nine months ended September 26, 2020 was 16.5%, a decrease of 9.1% from 25.6% for the corresponding period in 2019. Operating income and operating income as a percentage of revenue decreased primarily due to the lower sales volume for research model products due to the COVID-19 pandemic as described above and due to the recent acquisition of HemaCare and Cellero, which increased amortization of intangible assets and an inventory fair value adjustment within cost of revenue.

DSA

	Nine Months Ended
	September 26, 2020	September 28, 2019	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$1,342.4	$1,179.8	$162.6	13.8%	—%
Cost of revenue (excluding amortization of intangible assets)	910.4	815.5	94.9	11.6%
Selling, general and administrative	131.4	131.3	0.1	—%
Amortization of intangible assets	65.7	57.8	7.9	13.9%
Operating income	$234.9	$175.2	$59.7	34.0%
Operating income % of revenue	17.5%	14.9%		2.6%
DSA revenue increased $162.6 million due primarily to the acquisition of Citoxlab which contributed $60.2 million to service revenue growth. Additionally, service revenue increased in both the Safety Assessment and Discovery Services businesses due to demand from biotechnology clients and increased pricing of services. DSA revenue was not significantly impacted by the COVID-19 pandemic during the nine months ended September 26, 2020.

DSA operating income increased $59.7 million during the nine months ended September 26, 2020 compared to the corresponding period in 2019. DSA operating income as a percentage of revenue for the nine months ended September 26, 2020 was 17.5%, an increase of 2.6% from 14.9% for the corresponding period in 2019. These increases were primarily attributable to the higher revenue described above, realizing the benefit from operating efficiency initiatives; implementing cost controls associated with the COVID-19 pandemic; and lower acquisition related costs, primarily impacting selling, general and administrative costs. These increases were partially offset by increased costs in both cost of revenue and selling, general, and administrative expenses related to recent site closures, which increased severance costs, site consolidation costs, and asset impairments; and higher amortization of intangible assets associated with our recent acquisitions.
Manufacturing

	Nine Months Ended
	September 26, 2020	September 28, 2019	$ change	% change	Impact of FX
	(in millions, except percentages)
Revenue	$376.1	$344.5	$31.6	9.2%	(0.5)%
Cost of revenue (excluding amortization of intangible assets)	174.8	169.8	5.0	3.0%
Selling, general and administrative	62.4	64.0	(1.6)	(2.6)%
Amortization of intangible assets	6.6	6.8	(0.2)	(2.7)%
Operating income	$132.3	$103.9	$28.4	27.3%
Operating income % of revenue	35.2%	30.2%		5.0%
Manufacturing revenue increased $31.6 million due primarily to higher demand for products in both our Microbial Solutions’ Endotoxin business and our Avian business, and higher service revenue in the Biologics business due to our facility in Pennsylvania being fully operational in 2020 compared to 2019 where work continued to be transitioned from a legacy facility; partially offset by lower product revenue in our Microbial Solutions’ Bioburden business, specifically due to the timing of a large stocking order from a strategic partner in 2019, which did not recur in 2020, and delays in instrument installations caused by the COVID-19 pandemic; and the effect of changes in foreign currency exchange rates. Overall, Manufacturing revenue was not significantly impacted by the COVID-19 pandemic during the nine months ended September 26, 2020.

Manufacturing operating income increased $28.4 million during the nine months ended September 26, 2020 compared to the corresponding period in 2019. Manufacturing operating income as a percentage of revenue for the nine months ended September 26, 2020 was 35.2%, an increase of 5.0% from 30.2% for the corresponding period in 2019. The increases were due primarily to higher revenue as well as improved production efficiencies, including the absence of duplicative Biologics facilities in 2020 compared to 2019, and the impact of operating efficiencies in the nine months ended September 26, 2020 compared to the same period in 2019.

Unallocated Corporate

	Nine Months Ended
	September 26, 2020	September 28, 2019	$ change	% change
	(in millions, except percentages)
Unallocated corporate	$131.7	$140.4	$(8.7)	(6.3)%
Unallocated corporate % of revenue	6.2%	7.3%		(1.1)%
Unallocated corporate costs consist of selling, general and administrative expenses that are not directly related or allocated to the reportable segments. The decrease in unallocated corporate costs of $8.7 million is predominantly associated with decreased costs associated with the evaluation and integration of our recent acquisition activity. Costs as a percentage of revenue for the nine months ended September 26, 2020 was 6.2%, a decrease of 1.1% from 7.3% for the corresponding period in 2019.
Interest Income
Interest income, which represents earnings on cash, cash equivalents, and time deposits was $0.8 million for both the nine months ended September 26, 2020 and the corresponding period in 2019.
Interest Expense
Interest expense for the nine months ended September 26, 2020 was $53.3 million, an increase of $16.8 million, or 45.9%, compared to $36.5 million for the corresponding period in 2019. The increase was due primarily to higher interest expense from increased debt to fund our recent acquisitions and a lower foreign currency gain recognized in connection with a debt-related foreign exchange forward contract in the nine months ended September 26, 2020 compared to the corresponding period in 2019.

Other Income (Expense), Net
Other income, net, was $23.4 million for the nine months ended September 26, 2020, an increase of $31.6 million, or 386.7%, compared to other expense, net of $8.2 million for the corresponding period in 2019. The increase was due to higher net gains on our venture capital investments and lower foreign currency losses recognized in connection with a U.S. dollar denominated loan borrowed by a non-U.S. entity with a different functional currency for the nine months ended September 26, 2020 as compared to the corresponding period in 2019.
Income Taxes
Income tax expense for the nine months ended September 26, 2020 was $53.6 million, an increase of $28.6 million compared to $25.0 million for the corresponding period in 2019. Our effective tax rate was 19.5% for the nine months ended September 26, 2020 compared to 12.6% for the corresponding period in 2019. The increase in our effective tax rate in the 2020 period compared to the 2019 period was primarily related to the recognition of $20.4 million of deferred tax assets expected to be utilized as a result of changes to the Company’s international financing structure during the three months ended September 28, 2019, partially offset by an increased tax benefit from stock-based compensation deductions in 2020 compared to the corresponding period in 2019.
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
The following table presents our cash, cash equivalents and short-term investments:

	September 26, 2020	December 28, 2019
	(in millions)
Cash and cash equivalents:
Held in U.S. entities	$40.0	$56.5
Held in non-U.S. entities	202.9	181.5
Total cash and cash equivalents	242.9	238.0
Short-term investments:
Held in non-U.S. entities	0.9	1.0
Total cash, cash equivalents and short-term investments	$243.8	$239.0

Borrowings
We have a credit facility, which consists of a $750.0 million term loan, of which $160.9 million remains outstanding as of September 26, 2020, and a $2.05 billion multi-currency revolving facility (Credit Facility). The term loan facility matures in 19 quarterly installments with the last installment due March 26, 2023. The revolving facility matures on March 26, 2023, and requires no scheduled payment before that date. Under specified circumstances, we have the ability to increase the term loan and/or revolving facility by up to $1.0 billion in the aggregate.
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

Amounts outstanding under our credit facilities and both the 2026 Senior Notes and the 2028 Senior Notes were as follows:

	September 26, 2020	December 28, 2019
	(in millions)
Term loans	$160.9	$193.8
Revolving facility	836.8	676.1
2026 Senior Notes	500.0	500.0
2028 Senior Notes	500.0	500.0
Total	$1,997.7	$1,869.9
The interest rates applicable to the term loan and revolving facility under the Credit Facility are, at our option, equal to either the base rate (which is the higher of (1) the prime rate, (2) the federal funds rate plus 0.50%, or (3) the one-month adjusted LIBOR rate plus 1.0%) or the adjusted LIBOR rate, plus an interest rate margin based upon our leverage ratio.
Repurchases of Common Stock
During the nine months ended September 26, 2020, we did not repurchase any shares under our authorized stock repurchase program. As of September 26, 2020, we had $129.1 million remaining on the authorized $1.3 billion stock repurchase program and we do not intend to repurchase shares for the remainder of 2020. Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. During the nine months ended September 26, 2020, we acquired 0.1 million shares for $23.9 million through such netting.
Cash Flows
The following table presents our net cash provided by operating activities:

	Nine Months Ended
	September 26, 2020	September 28, 2019
	(in millions)
Net income	$221.1	$173.5
Adjustments to reconcile net income to net cash provided by operating activities	196.6	163.8
Changes in assets and liabilities	(9.5)	(37.0)
Net cash provided by operating activities	$408.2	$300.3
Net cash provided by cash flows from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for (1) non-cash operating items such as depreciation and amortization, stock-based compensation, deferred income taxes, gains and/or losses on venture capital and strategic equity investments, as well as (2) changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations. For the nine months ended September 26, 2020, compared to the nine months ended September 28, 2019, the increase in net cash provided by operating activities was driven by higher net income and certain favorable changes in working capital items, including favorable timing of certain government deferrals of income and payroll tax payments, and deferrals of certain compensation related items in response to the COVID-19 pandemic; partially offset by the timing of vendor and supplier payments compared to the same period in 2019.

The following table presents our net cash used in investing activities:

	Nine Months Ended
	September 26, 2020	September 28, 2019
	(in millions)
Acquisitions of businesses and assets, net of cash acquired	$(419.1)	$(515.6)
Capital expenditures	(78.7)	(76.7)
Investments, net	(14.1)	(17.6)
Other, net	(1.2)	(0.7)
Net cash used in investing activities	$(513.1)	$(610.6)

For the nine months ended September 26, 2020, the primary use of cash used in investing activities related to the acquisitions of HemaCare and Cellero, capital expenditures to support the growth of the business, and investments in certain venture capital and strategic equity investments. For the nine months ended September 28, 2019, the primary use of cash used in investing activities related to the acquisition of Citoxlab, the acquisition of a supplier, capital expenditures to support the growth of the business, and investments in certain venture capital and strategic equity investments.
The following table presents our net cash provided by financing activities:

	Nine Months Ended
	September 26, 2020	September 28, 2019
	(in millions)
Proceeds from long-term debt and revolving credit facility	$1,412.0	$2,071.2
Payments on long-term debt, revolving credit facility, and finance lease obligations	(1,321.0)	(1,798.6)
Proceeds from exercises of stock options	43.8	27.0
Purchase of treasury stock	(23.9)	(18.0)
Other, net	(4.4)	(10.6)
Net cash provided by financing activities	$106.5	$271.0
For the nine months ended September 26, 2020, net cash provided by financing activities reflected the net proceeds of $91.0 million on our Credit Facility and finance lease obligations. Included in the net proceeds are the following amounts:
•Proceeds of approximately $415 million from our revolving Credit Facility to fund our recent acquisitions. Additionally, towards the end of the first fiscal quarter, we borrowed an additional $150 million from our revolving Credit Facility to secure cash on hand in response to uncertainties due to the COVID-19 pandemic; partially offset by,
•Payments of approximately $33 million on our term loan and net payments of $434 million to our revolving Credit Facility throughout the nine months ended September 26, 2020, which included the repayment of the $150 million additional borrowings during the first fiscal quarter of 2020;
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
Net cash provided by financing activities also reflected proceeds from exercises of employee stock options of $43.8 million, partially offset by treasury stock purchases of $23.9 million made due to the netting of common stock upon vesting of stock-based awards in order to satisfy individual statutory tax withholding requirements.
For the nine months ended September 28, 2019, net cash provided by financing activities reflected the net proceeds of $272.6 million on our Credit Facility and finance lease obligations. Included in the net proceeds are the following amounts:
•Borrowings of $581 million, which were primarily used for the purchase of Citoxlab and an 80% ownership interest in a supplier that supports the Company’s DSA reportable segment; partially offset by,
•Payments of approximately $28 million on our term loan and net payments of $44 million to our revolving Credit Facility course of business throughout the nine months ended September 28, 2019;
•Additionally, we had $1.6 billion of gross payments, partially offset by $1.4 billion of gross proceeds in connection with a non-U.S. Euro functional currency entity repaying Euro loans and replacing the Euro loans with U.S. dollar denominated loans. A series of forward currency contracts were executed to mitigate any foreign currency gains or losses on the U.S. dollar denominated loans. These proceeds and payments are presented as gross financing activities.
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
Off-Balance Sheet Arrangements
As of September 26, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K promulgated under the Exchange Act, except as disclosed below.
Venture Capital Investments
We invest in several venture capital funds that invest in start-up companies, primarily in the life sciences industry. Our total commitment to the funds as of September 26, 2020 was $130.8 million, of which we funded $92.0 million through September 26, 2020. Refer to Note 6, “Venture Capital and Strategic Equity Investments” in this Quarterly Report on Form 10-Q for additional information.
Letters of Credit
Our off-balance sheet commitments related to our outstanding letters of credit as of September 26, 2020 were $8.1 million.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note 1, “Basis of Presentation,” in this Quarterly Report on Form 10-Q. Other than as discussed in Note 1, “Basis of Presentation,” we did not adopt any other new accounting pronouncements during the nine months ended September 26, 2020 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in interest rates and currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of September 26, 2020, our debt portfolio was comprised primarily of floating interest rate borrowings. A 100-basis point increase in interest rates would increase our annual pre-tax interest expense by $10.0 million.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, Canadian Dollar, British Pound and Chinese Yuan Renminbi. During the nine months ended September 26, 2020, the most significant drivers of foreign currency translation adjustment the Company recorded as part of Other comprehensive income (loss) were the British Pound, Canadian Dollar, Hungarian Forint, Chinese Yuan Renminbi, Euro, Brazilian real, Japanese Yen, and Danish Krone.
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars. For the nine months ended September 26, 2020, our revenue would have increased by $68.6 million and our operating income would have decreased by $0.7 million, if the U.S. dollar exchange rate had strengthened by 10.0%, with all other variables held constant.
We attempt to minimize this exposure by using certain financial instruments in accordance with our overall risk management and our hedge policy. We do not enter into speculative derivative agreements.
During the nine months ended September 26, 2020, we entered into foreign exchange forward contracts to limit our foreign currency exposure related to both intercompany loans and a U.S. dollar denominated loan borrowed by a non-U.S. Euro functional currency entity under our Credit Facility. Refer to Note 14, “Foreign Currency Contracts” in this Quarterly Report on Form 10-Q for additional information regarding these types of forward contracts.
Item 4. Controls and Procedures
(a)   Evaluation of Disclosure Controls and Procedures
Based on their evaluation, required by paragraph (b) of Rules 13a-15 or 15d-15, promulgated by the Securities Exchange Act of 1934, as amended (Exchange Act), the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are effective, at a reasonable assurance level, as of September 26, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
(b) Changes in Internal Controls
The Company continued to execute a plan to centralize certain accounting transaction processing functions to internal shared service centers during the three months ended September 26, 2020. There were no other material changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 26, 2020 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. The COVID-19 pandemic is dynamic and expanding, and its ultimate scope, duration and effects are uncertain. This pandemic has and continues to result in, and any future epidemic or pandemic crises may potentially result in, direct and indirect adverse effects on our industry and customers, which in turn has (with respect to COVID-19) and may (with respect to future epidemics or crises) impact our business, results of operations and financial condition. Further, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us. Effects of the current pandemic have included, or may in the future include, among others:
•deterioration of worldwide, regional or national economic conditions and activity, which adversely affects global demand for our products and services;
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
•reduced cash flows and financial condition, including potential liquidity constraints;
•reduced access to capital, including the ability to refinance any existing obligations, as a result of any credit tightening generally or due to continued declines in global financial markets, including to the prices of publicly-traded equity securities of us, our peers and of listed companies generally;
•deterioration in the financial condition and prospects of our customers or attempts by customers, suppliers or service providers to invoke force majeure contractual clauses, or the legal doctrines of impossibility or impracticability (or other similar doctrines) as a result of delays or other disruptions;
•delays in the commencement of, or the suspension or cancellation of, client studies; and
•the effects described elsewhere in these Risk Factors.
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
We depend on a limited international source of supply for certain products, such as large research models. Disruptions to their continued supply from time to time arise from health problems (including as a result of the COVID-19 pandemic and the spread of other diseases), export or import laws/restrictions or embargoes, tariffs, international trade regulations, foreign government or economic instability, severe weather conditions, increased competition among suppliers for models, disruptions to the air travel system, activist campaigns, commercial disputes, supplier insolvency, geopolitical disputes, measures intended to slow the spread of COVID-19 or other ordinary course or unanticipated events. Any disruption of supply could materially harm our business if we cannot remove the disruption or are unable to secure an alternative or secondary supply source on comparable commercial terms. For example, as with other industry participants, certain of our activities rely on a sufficient supply of large research models, which has seen increasing demand as compared to supply in 2020 due to a variety of factors. First, the surge of research relating to COVID-19 has increased short term demand. Second, China supplies a significant portion of certain critical large research models, which have been subject to geographic export restrictions applicable to many animal species since the beginning of the COVID-19 pandemic. While we continue to take steps to find alternative supply channels and lock in supply with preferred sources through multi-year and/or minimum commitment contracts, such mitigating efforts may not prove successful at ensuring a steady and timely supply or may require (and in the past have required) us to pay significantly higher prices for such products during periods of global shortage or restrictions on the transportation of products. In addition, limited global supply or regional restrictions on transportation for certain products may require us to source products from non-preferred vendors.
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
If the future growth and operating results of our business are not as strong as anticipated, overall macroeconomic or industry conditions deteriorate and/or our market capitalization declines, this could impact the assumptions used in establishing the carrying value of goodwill or other intangible assets. Should the COVID-19 pandemic have a prolonged impact on our industry, triggering events may arise resulting in intangible asset or goodwill impairments. To the extent goodwill or other intangible assets are impaired, their carrying value will be written down to their implied fair values and a charge will be made to our income from continuing operations. Such an impairment charge could materially and adversely affect our operating results. As of September 26, 2020, the carrying amount of goodwill and other intangibles on our consolidated balance sheet was $2.6 billion.
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
The products and services that we provide our clients are essential to the drug discovery, development and manufacturing processes, and a significant amount are mandated by law. Notwithstanding, certain special interest groups categorically object to the use of animals for valid research purposes. Historically, our core research model activities with rats, mice and other rodents have not been the subject of significant animal rights media attention. However, research activities with animals have been the subject of adverse attention, including shareholder proposals and attempts to disrupt air carriers from transporting research models, impacting the industry. This has included periodic demonstrations near facilities operated by us and at our annual meetings, as well as shareholder proposals we received for some of our past Annual Meetings of Shareholders. Furthermore, the habitat of certain animals used for research purposes may be located in or near certain environmentally protected areas or conservation areas. Activities conducted by us or any of our agents within these areas may be legally challenged and result in similar negative attention and action from environmental protection activists, including advocacy for the expansion of environmental restrictions applicable to such areas. Any negative attention, threats, acts of vandalism or legal action directed against our animal research or procurement activities, or our third-party service providers, such as our airline carriers or suppliers, or that restrict our or their ability to access protected or conservation areas, could impair our ability to operate our business efficiently.
Our debt level could adversely affect our business and growth prospects.
As of September 26, 2020, we had $2.0 billion of debt and finance leases (debt). Our debt could have significant adverse effects on our business, including making it more difficult for us to obtain additional financing on favorable terms; requiring us to dedicate a substantial portion of our cash flows from operations to the repayment of debt and the interest on this debt; limiting our ability to capitalize on significant business opportunities; and making us more vulnerable to rising interest rates. For additional information regarding our debt, please see Note 9, “Long-Term Debt and Finance Lease Obligations”, included in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
The interest rate on our credit facility (Credit Facility), which matures in fiscal year 2023, is linked to LIBOR. As of September 26, 2020, amounts outstanding on our Credit Facility were $160.9 million on our term loan and $0.8 billion on our revolving credit facility, for which there is an aggregate available borrowing capacity of $2.05 billion. In 2017, the Financial Conduct Authority (FCA) in the U.K. announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or whether different benchmark rates used to price indebtedness will develop. If LIBOR ceases to exist, the method and rate used to calculate our interest rates and/or payments on our debt in the future may result in interest rates and/or payments that are higher than, or that do not otherwise correlate over time with, the interest rates and/or payments that would have been applicable to our obligations if LIBOR was available in its current form, which could have a material adverse effect on our financial position, results of operations and liquidity. While we continue to take steps to mitigate the impact of the phase-out or replacement of LIBOR, such efforts may not prove successful. In addition, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could also have a material adverse effect on our financial position, results of operations and liquidity.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the purchases of shares of our common stock during the three months ended September 26, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in thousands)
June 28, 2020 to July 25, 2020	255	$174.84	—	$129,105
July 26, 2020 to August 22, 2020	183	198.99	—	129,105
August 23, 2020 to September 26, 2020	150	210.41	—	129,105
Total	588		—
Our Board of Directors have authorized up to an aggregate amount of $1.3 billion for our stock repurchase program. During the three months ended September 26, 2020, we did not repurchase any shares of common stock under our stock repurchase program or in open market trading. As of September 26, 2020, we had $129.1 million remaining on the authorized stock repurchase program.
Additionally, our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements.

Item 6. Exhibits

(a) Exhibits	Description of Exhibits
10.1*	Agreement between David Smith and Charles River Laboratories, Inc. effective October 26, 2020
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1+	Certification of the Principal Executive Officer and the Principal Financial Officer required by Rule 13a-14(a) of 15d-14(a) of the Exchange Act
101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

* Management contract or compensatory plan, contract or arrangement.
+ Furnished herein.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES RIVER LABORATORIES INTERNATIONAL, INC.

October 29, 2020	/s/ JAMES C. FOSTER
James C. Foster Chairman, President and Chief Executive Officer

October 29, 2020	/s/ DAVID R. SMITH
David R. Smith Corporate Executive Vice President and Chief Financial Officer